Form 10-Q
period 1993-11-30
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1994-01-14
CIK 25191

																													 UNITED STATES
																		 SECURITIES AND EXCHANGE COMMISSION
			      																	 Washington, DC 20549


																												   FORM 10-Q

																												   (Mark One)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
								   OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended November 30, 1993

				       OR

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
								   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File Number: 1-8422

												      COUNTRYWIDE CREDIT INDUSTRIES, INC.
	 						  (Exact name of registrant as specified in its charter)

		DELAWARE                         										        13-2641992
		(State or other jurisdiction of        									 (IRS Employer
		incorporation or organization)        									Identification No.)

  155 N. Lake Avenue, Pasadena, California              91101
  (Address of principal executive offices)           (Zip Code)

																								    (818) 304-8400
										(Registrant's telephone number, including area code)


	 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
							  Yes  X  No
							      ---    ---
	 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

										Class                        Outstanding at December 31, 1993
	Common Stock $.05 par value                     60,686,418





																													    PART I
																					     FINANCIAL INFORMATION
Item 1.       FINANCIAL STATEMENTS

	     				 COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
																	    CONSOLIDATED BALANCE SHEETS
				 																					  (UNAUDITED)

																																						 November 30,        February 28,
																																							    1993                1993
																																							---------------------------------
																																							  (Dollar amounts in thousands)
ASSETS
Cash                                      		 $5,597             $12,573
Receivables for mortgage loans shipped -
 pledged as collateral for notes payable	 1,235,903           1,182,018
Mortgage loans held for sale -
 pledged as collateral for notes payable	 2,994,648           1,161,503
Other receivables                         	 107,774             106,124
Property, equipment and leasehold
 improvements, at cost - net of
 accumulated depreciation       	           132,827              95,053
Capitalized servicing fees receivable     	 211,549             190,897
Purchased servicing rights                	 737,011             456,470
Other assets                              	 112,175              94,495
																																								________________________________
      Total assets                 	     $5,537,484          $3,299,133
																																								================================

Escrow and agency premium funds
 (segregated in special bank accounts -
 excluded from corporate assets)   	     $2,684,075            $836,149
																																								================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                 	          $3,966,063          $1,943,493
Drafts payable issued in connection
 with mortgage loan closings    	           348,356             370,958
Accounts payable and accrued liabilities	   109,817              57,597
Deferred income taxes                    	  277,104             208,180
																																								________________________________
      Total liabilities              	    4,701,340           2,580,228

Commitments and contingencies       	           -                   -

Redeemable preferred stock -
 authorized, 1,500,000 shares of $.05
 par value $23.75 convertible preferred
 stock - redemption amount $27,092 at
 February 28, 1993; issued and outstanding
 108,369 shares at February 28, 1993	           -                25,800


Common shareholders' equity
  Common stock - authorized, 240,000,000
  shares of $.05 par value; issued and
  outstanding, 60,685,618 shares at
  November 30, 1993 and 55,668,560 shares
  at February 28, 1993	                       3,035               2,784
  Additional paid-in capital         	      604,023	            573,635
  Retained earnings                    	    229,086             116,686
																																								________________________________
      Total common shareholders' equity 	   836,144             693,105

      Total liabilities and             ________________________________
      shareholders' equity             	 $5,537,484          $3,299,133
																																								================================


Escrow and agency premium funds         $2,684,075              $836,149
																																								================================

						The accompanying notes are an integral part of these statements.

							    COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
		    										  CONSOLIDATED STATEMENTS OF EARNINGS
																													 (UNAUDITED)

																														      Three Months           Nine Months
																													    Ended November 30,    Ended November 30,
																														    1993        1992        1993       1992
																						     					___________________________________________
																							      (Dollar amounts in thousands, except share data)
Revenues
  Loan origination fees         $106,346    $71,841     $281,968   $180,597
  Gain on sale of loans, net of
   commitment fees                21,823     18,614       65,657     46,751
																														  ___________________________________________
    Loan production revenue      128,169     90,455      347,625    227,348

  Interest earned                108,652     58,764      267,530    151,596
  Interest charges               (79,603)   (40,840)    (198,765)  (104,342)
																														  ___________________________________________
    Net interest income           29,049     17,924       68,765     47,254

  Loan servicing income           82,332     48,226      221,476    122,612
  Less amortization, net of
   servicing hedge gain		        (56,000)   (28,823)    (122,535)   (59,217)

    Loan administration income, ___________________________________________
     net                          26,332     19,403       98,941     63,395

  Commissions, fees and
   other income                   12,896      8,817       36,052     25,038
																														  ___________________________________________
	Total revenues					             196,446    136,599      551,383    363,035

Expenses
  Salaries and related expenses   61,962     38,180      165,112    102,352
  Occupancy and other office
   expenses                       27,392     17,567       73,304     46,167
  Guarantee fees                  15,184      7,966       40,801     19,465
  Marketing expenses               7,734      3,418       18,259      8,832
  Other operating expenses        12,572      6,491       33,378     17,917
																														  ___________________________________________
	Total expenses           					  124,844     73,622      330,854    194,733
																														  -------------------------------------------
Earnings before income taxes      71,602     62,977      220,529    168,302
  Provision for income taxes      28,641     25,191       88,212     67,321
																														  ___________________________________________
  NET EARNINGS                   $42,961    $37,786     $132,317   $100,981
																														  ===========================================

Earnings per share
    Primary                        $0.70      $0.68        $2.20      $1.80
    Fully diluted                  $0.70      $0.62        $2.15      $1.65


							The accompanying notes are an integral part of these statements.

												COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
			      								 CONSOLIDATED STATEMENTS OF CASH FLOWS
					 																							 (UNAUDITED)

																																																				Nine Months
						    																																						 Ended November 30,
																																																 1993           1992
																																				     			_____________________________
																																												(Dollar amounts in thousands)
Cash flows from operating activities:
    Net earnings                              	 $132,317       $100,981
    Adjustments to reconcile net earnings
      to net cash used by operating activities:
	Amortization of purchased servicing
	 rights                             							   	 113,434         69,725
	Amortization of capitalized servicing
	 fees receivable                      								   90,001         32,692
	Depreciation and other amortization      								10,592          6,075
	Deferred income taxes                  								  88,212         63,968

	Origination and purchase of loans
	 held for sale     							  	               (39,331,272)   (24,099,345)
	Principal repayments and
	 sale of loans           								            37,444,242     23,063,899
																																														__________________________
	   Increase in mortgage loans
     shipped and held for sale       								 (1,887,030)	   (1,035,446)
					    																																					--------------------------
	Increase in other receivables and
	 other assets                     								      (44,682)       (92,402)
	Increase in accounts payable and
	 accrued liabilities             								        52,220         29,636
																																														__________________________
     Net cash used by
		    operating activities	          								 (1,444,936)      (824,771)
					    																																					--------------------------
Cash flows from investing activities:
    Proceeds from sale of finance receivables 		      -         111,897
    Finance receivables originations            		    -            (425)
    Principal repayments on finance receivables   		  -          10,558
    Additions to purchased servicing rights   	 (393,975)      (208,623)
    Additions to capitalized servicing fees
     receivable                             	   (105,687)      (104,475)
    Purchase of property, equipment and
     leasehold improvements, net        	        (47,268)       (40,697)
																																															_________________________
	    Net cash used by investing
	     activities                     								   (546,930)      (231,765)
																																		     								-------------------------
Cash flows from financing activities:
    Net decrease in thrift investment accounts		      -        (224,036)
    Net increase in warehouse debt and other
     short-term borrowings                   	 1,574,517        909,448
    Issuance of long-term debt                	  501,188        462,000
    Repayment of long-term debt                	 (75,737)       (70,256)
    Issuance of common stock                    	  3,367          1,544
    Cash dividends paid                        	 (18,445)       (16,722)
																																															_________________________
	    Net cash provided by financing
	     activities                               1,984,890      1,061,978
					                                          _________________________
Net (decrease) increase in cash                   (6,976)         5,442
Cash at beginning of period                       12,573         14,514
					                                          _________________________
Cash at end of period                             $5,597        $19,956
					                                          =========================
Supplemental cash flow information:
    Cash used to pay interest                   $185,406        $83,619
    Cash (refunded from) used to
     pay income taxes                            ($1,745)        $4,455
    Noncash financing activities -
     conversion of preferred stock               $25,800         $2,163

						The accompanying notes are an integral part of these statements.

								    COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
															 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				 																									(UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended November 30, 1993 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 1993 of Countrywide Credit Industries, Inc. (the "Company").

     On March 17, 1993, the Company's Board of Directors declared a 5% stock dividend payable April 23, 1993 to shareholders of record on March 30, 1993. All references in the accompanying consolidated financial statements to the number of common shares and share amounts have been restated to reflect the stock dividend.


NOTE B - NOTES PAYABLE

	Notes payable consisted of the following.

																																								    November 30,          February 28,
(Dollar amounts in thousands)											       1993                  1993
- -----------------------------------------------------------------------------
Commercial paper                             $2,589,506            $1,031,298
Medium-term notes, Series A and B,
 net of discounts                             1,012,550               535,570
Reverse-repurchase agreements                    30,427                 -
Pre-sale funding facilities                     132,199               123,715
Subordinated notes                              200,000               200,000
Other notes payable (2.90%-10.75%)                1,381                52,910
																																								     ________________________________
																																								     $3,966,063            $1,943,493
																																								     ================================

Bank Mortgage Warehouse Credit Facility and Commercial Paper

     As of November 30, 1993, Countrywide Funding Corporation ("CFC"), the Company's mortgage banking subsidiary, had a credit arrangement (mortgage warehouse credit facility) with thirty-three commercial banks permitting CFC to borrow an aggregate maximum amount of $2.85 billion, including commercial paper. This is an increase from the maximum amount previously available, which as of August 31, 1993 was $2.0 billion. As of November 30, 1993, CFC had no outstanding direct borrowings under the mortgage warehouse credit facility and commercial paper borrowings amounted to $2.59 billion. The maximum amount that can be borrowed under the mortgage warehouse credit facility may be increased to $3.0 billion in the event any lender or lenders agree with CFC to increase such lender's maximum commitment and/or through the inclusion as a lender of an additional financial institution or institutions. The facility contains various financial covenants and restrictions, including the prohibition of paying dividends, if at the date of payment or distribution an event of default or potential default exists with respect to the credit agreement. Interest on bank borrowings is based on the prime rate and/or the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. The weighted average commercial paper rate for the nine months ended November 30, 1993 was 3.32%. Mortgage loans held for sale and receivables for mortgage loans shipped are pledged as collateral. Under certain conditions, including maintenance of specified minimum credit ratings, borrowings under the mortgage warehouse credit facility and

								    COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
	  							 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
																														 (UNAUDITED)


commercial paper will be unsecured (See Note E). Under the provisions of the mortgage warehouse credit facility, $951 million of the total aggregate maximum borrowing amount expires on November 14, 1994; the remaining amount available under the facility of $1.899 billion expires on November 15, 1995.

Pre-Sale Funding Facilities

     As of November 30, 1993, CFC had a $1 billion revolving credit facility ("Pre-sale Funding Facility") with an affiliate of an investment banking firm. The credit facility is secured by conforming mortgage loans which are in the process of being pooled into mortgage-backed securities. Interest rates are based on LIBOR. The weighted average borrowing rate for the nine months ended November 30, 1993 was 3.74%. Of the total credit facility, $400 million is committed through April 24, 1994. This commitment is subject to CFC's compliance with certain financial and operational covenants. The balance of the credit facility is cancelable by either party upon the maturity of all, if any, then existing obligations. The balance outstanding under this facility at November 30, 1993 was $67 million.

     As of November 30, 1993, CFC had a $1.5 billion revolving credit facility ("Early Funding Agreement") with the Federal Home Loan Mortgage Corporation ("FHLMC"). The credit facility is secured by conforming mortgage loans which are in the process of being pooled into FHLMC participation certificates. Interest rates under the agreement are based on the prevailing rates for mortgage-backed securities reverse-repurchase agreements. The weighted average borrowing rate for the nine months ended November 30, 1993 was 3.23%. Of the total credit facility, $750 million is committed through November 18, 1994. This commitment is subject to CFC's compliance with certain financial and operational covenants. The balance of the credit facility is cancelable by either party upon the maturity of all, if any, then existing obligations. The balance outstanding under this facility as of November 30, 1993 was $65 million.

     As of November 30, 1993, CFC had a $1 billion revolving credit facility ("As Soon as Pooled Agreement") with the Federal National Mortgage Association ("FNMA"). The credit facility is secured by conforming mortgage loans which are in the process of being pooled into FNMA mortgage-backed securities. Interest rates are based on Eurodollar deposit rates. The weighted average borrowing rate for the nine months ended November 30, 1993 was 3.63%. Of the total credit facility, $500 million is committed through July 20, 1995. This commitment is subject to CFC's compliance with certain financial and operational covenants. The balance of the credit facility is cancelable by either party upon the maturity of all, if any, then existing obligations. As of November 30, 1993, the Company had no outstanding borrowings under this facility.

Medium-Term Notes

     In October 1993, CFC filed a shelf registration statement for the issuance of $500 million of Series C medium-term notes (the "Series C MTNs"). Under the terms of the filing, floating- and fixed-rate notes can be issued with maturities ranging from 9 months to 30 years. As of November 30, 1993, there were no Series C MTNs outstanding.

     At November 30, 1993, outstanding Series A and Series B medium-term notes consisted of $36 million in floating-rate notes with interest rates ranging from 3.51% to 4.17% and $977 million in fixed-rate notes with interest rates ranging from 5.11% to 10.60%, $742 million of which have been effectively converted to floating-rate notes through interest rate swap agreements with certain financial institutions.

									    COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
	  								 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
																															 (UNAUDITED)


Reverse-Repurchase Agreements

     As of November 30, 1993, the Company had entered into short-term financing arrangements to sell mortgage-backed securities and whole loans under agreements to repurchase. The weighted average borrowing rate for the nine months ended November 30, 1993 was 3.50%. The reverse-repurchase agreements were collateralized by either mortgage-backed securities or whole loans. All mortgage-backed securities and whole loans underlying reverse-repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical mortgage-backed securities or whole loans.

Other

     As of November 30, 1993, CFC had interest rate swap agreements with certain financial institutions having notional principal amounts totaling $1.322 billion. The effect of these agreements is to enable CFC to convert a portion of its fixed-rate cost borrowings to LIBOR-based floating-rate cost borrowings and to manage the Company's exposure to interest rate risk. The weighted average borrowing rate on CFC's fixed-rate medium-term note borrowings for the nine months ended November 30, 1993, including the effect of the interest rate swap agreements, was 4.78%. Payments are due quarterly through the termination date of each agreement. The agreements expire between February 1994 and August 2005.


NOTE C - INCOME TAXES

     Effective March 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As permitted under the new rules, prior periods' financial statements were not restated. The adoption of this standard did not result in a material adjustment to previously recorded deferred income taxes and did not have a material impact on the Company's results of operations.

     In August 1993, legislation was enacted that implemented a one percent increase in the corporate federal tax rate. As a result, the Company increased its deferred federal tax liability in the amount of approximately
$5 million. Also, the Company has diversified its business activities outside California, a state that has a corporate tax rate that is higher than the average tax rate among the states in which the Company does business. This diversification reduced the Company's effective state tax rate by approximately one percent, and therefore its deferred state tax liability was decreased by approximately $5 million. The Company's total deferred tax liability and combined tax rate did not change materially as a result of these two events.


NOTE D - AMORTIZATION AND SERVICING HEDGE

     The following tables present components of amortization expense and servicing hedge gain, included in net loan administration income.

                                               Three Months Ended November 30,
(Dollar amounts in thousands)              						   1993                1992
- -----------------------------------------------------------------------------
Amortization of purchased servicing rights        $44,000             $47,723
Amortization of capitalized servicing fees
 receivable                                        22,000               8,900
                                          						  ___________________________
                                          						   66,000              56,623

Servicing hedge gain                              (10,000)            (27,800)
                                          						  ___________________________
Amortization, net of servicing hedge gain         $56,000             $28,823
                                          						  ===========================

       	    COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
       	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            		 (UNAUDITED)

                                              Nine Months Ended November 30,
(Dollar amounts in thousands)           						   1993                1992
- -----------------------------------------------------------------------------
Amortization of purchased servicing rights       $113,434             $69,725
Amortization of capitalized servicing fees
 receivable                                        90,001              32,692
                                          						 ____________________________
                                          						  203,435             102,417
Servicing hedge gain                              (80,900)            (43,200)
                                          						 ____________________________
Amortization, net of servicing hedge gain        $122,535             $59,217
                                          						 ============================

NOTE E - SUBSEQUENT EVENTS

     On December 14, 1993, the Company declared a cash dividend of $0.11 per common share payable January 11, 1994 to shareholders of record on December 27, 1993.

     On December 17, 1993, borrowings under the mortgage warehouse credit facility and commercial paper became unsecured.

NOTE F - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

     The following tables present summarized financial information for Countrywide Funding Corporation.

                                              November 30,        February 28,
(Dollar amounts in thousands)              					 1993                 1993
- -----------------------------------------------------------------------------
Balance Sheets:

  Mortgage loans shipped and held for sale     $4,230,551          $2,343,521
  Other assets                                  1,259,789             885,722
                                   					       ______________________________
    Total assets                               $5,490,340          $3,229,243
                                   					       ==============================

  Short- and long-term debt                    $4,301,669          $2,275,241
  Other liabilities                               382,415             272,829
  Equity                                          806,256             681,173
		                                   			       ______________________________
    Total liabilities and equity               $5,490,340          $3,229,243
                                   					       ==============================

                                                Nine Months Ended November 30,
(Dollar amounts in thousands)            						   1993                1992
- -----------------------------------------------------------------------------
Statements of Earnings:
  Revenues                                       $521,747            $333,384
  Expenses                                        313,277             178,042
  Provision for income taxes                       83,388              62,184
                                          						 ____________________________
    Net earnings                                 $125,082             $93,158
                                          						 ============================

     	  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	     	               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended November 30, 1993 Compared to Quarter Ended November 30, 1992

	Revenues for the quarter ended November 30, 1993 increased 44% to $196.4 million from $136.6 million for the quarter ended November 30, 1992. Net earnings increased 14% to $43.0 million for the quarter ended November 30, 1993 from $37.8 million for the quarter ended November 30, 1992. The increase in revenues and net earnings for the quarter ended November 30, 1993 reflected increased loan production and continued growth of the loan servicing portfolio. The increase in revenues was partially offset by an increase in expenses.

	The total volume of loans produced increased 47% to $14.2 billion for the quarter ended November 30, 1993 from $9.7 billion for the quarter ended November 30, 1992. Refinancings totaled $10.9 billion, or 77% of total fundings for the quarter ended November 30, 1993, as compared to $7.6 billion or 78% of total fundings for the quarter ended November 30, 1992. Adjustable-rate mortgage loan production totaled $2.4 billion, or 17% of total fundings for the quarter ended November 30, 1993, as compared to $2.9 billion or 30% of total fundings for the quarter ended November 30, 1992. Production in the Company's Retail Division increased to $2.4 billion for the quarter ended November 30, 1993 compared to $1.4 billion for the quarter ended November 30, 1992. Production in the Company's Wholesale Division increased to $5.5 billion (which included approximately $2.0 billion of originated loans and $3.5 billion of purchased loans) for the quarter ended November 30, 1993 compared to $4.6 billion (which included approximately $3.0 billion of originated loans and $1.6 billion of purchased loans) for the quarter ended November 30, 1992. The Company's Correspondent Division purchased $5.1 billion in mortgage loans for the quarter ended November 30, 1993 compared to $3.2 billion for the quarter ended November 30, 1992. Production in the Company's Consumer Division increased to $1.2 billion for the quarter ended November 30, 1993 compared to $0.5 billion for the quarter ended November 30, 1992. The factors which affect the relative volume of production among the Company's four divisions include pricing decisions and the relative competitiveness of such pricing, the level of real estate and mortgage lending activity in each Division's markets, and the success of each Division's sales and marketing efforts.

	At November 30, 1993 and 1992, the Company's pipeline of loans in process was $9.5 billion and $5.7 billion, respectively. Historically, approximately 43% to 75% of the pipeline of loans in process has funded. For the quarters ended November 30, 1993 and 1992, the Company received 138,442 and 94,560 new loan applications, respectively, at an average daily rate of $308 million and $198 million, respectively. The following actions were taken during the quarter ended November 30, 1993 on the total applications received during that quarter: 61,364 loans (44% of total applications received) were funded and 15,002 applications (11% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during the quarter ended November 30, 1992 on the total applications received during that quarter: 36,491 loans (39% of total applications received) were funded and 13,265 applications (14% of total applications received) were either rejected by the Company or withdrawn by the applicant. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.

	Loan origination fees and gain on sale of loans benefited from the increase in loan production. In general, loan origination fees and gain on sale of loans are affected by numerous factors including loan pricing decisions, volatility, the general direction of interest rates and the volume of loans produced.

     	  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         		           CONDITION AND RESULTS OF OPERATIONS
                             		 (Continued)

	Net interest income (interest earned net of interest charges) increased to $29.0 million for the quarter ended November 30, 1993 from $17.9 million for the quarter ended November 30, 1992. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($32.1 million and $18.1 million for the quarters ended November 30, 1993 and 1992, respectively); (ii) interest expense related to the Company's investment in servicing rights ($22.9 million and $6.8 million for the quarters ended November 30, 1993 and 1992, respectively); (iii) interest income earned from the escrow balances associated with the Company's servicing portfolio ($19.8 million and $6.5 million for the quarters ended November 30, 1993 and 1992, respectively); and
(iv) net interest income earned from finance receivables of Countrywide Thrift and Loan (CTL), which ceased operations on September 1, 1992 ($0.1 million for the quarter ended November 30, 1992). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse.
The increase in net interest income from the mortgage loan warehouse was attributable to an increase in loan production. The increase in interest expense related to the investment in servicing rights resulted primarily from an increase in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The increase in net interest income earned from the escrow balances was due to larger escrow account balances caused by a larger servicing portfolio and an increase in the prepayment rate of the Company's servicing portfolio from the quarter ended November 30, 1992 to the quarter ended November 30, 1993.

	During the quarter ended November 30, 1993, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At November 30, 1993, the Company serviced $77.9 billion of loans (including $0.4 billion of loans subserviced for others) compared to $47.6 billion (including $0.7 billion of loans subserviced for others) at November 30, 1992, a 64% increase. The growth in the Company's servicing portfolio during the quarter ended November 30, 1993 was primarily the result of loan production volume partially offset by prepayments of mortgage loans resulting from increased refinance activity. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at November 30, 1993 was 7.3% compared to 8.2% at November 30, 1992. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is countercyclical to loan origination income. In periods of rising interest rates, prepayments tend to decline and income from the servicing portfolio generally rises.

	During the quarter ended November 30, 1993, the annualized prepayment rate of the Company's servicing portfolio was 45%, as compared to 26% for the quarter ended November 30, 1992. The increase in the prepayment rate is primarily attributable to increased refinance activity caused by generally declining mortgage interest rates in the intervening period. During most of the quarter ended November 30, 1993, interest rates remained at historically low levels although they began to rise toward the end of the quarter. The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. To further mitigate the effect on earnings of higher amortization (which is deducted from loan servicing income) resulting from increased prepayment activity, the Company purchases call options that increase in value when interest rates decline (the "Servicing Hedge").

	For the quarter ended November 30, 1993, total amortization amounted to $66.0 million, representing an annualized rate of 29% of average capitalized servicing fees receivable and purchased servicing rights ("Servicing Assets"). Amortization for the quarter ended November 30, 1993 was partially offset by Servicing Hedge gains which aggregated $10.0 million. For the quarter ended November 30, 1992, total amortization was $56.6 million, representing an annualized rate of 40% of the average Servicing Assets.
During the quarter ended November 30, 1992, the Company recognized $27.8 million in Servicing Hedge gains. The factors affecting the rate of amortization recorded in an accounting period

     	  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             		       CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


include the level of prepayments during the period, the change in prepayment expectations and the amount of Servicing Hedge gains. The decline in the rate of amortization when comparing the quarter ended November 30, 1992 to the quarter ended November 30, 1993 resulted from the change in the interest rate environment. During the quarter ended November 30, 1992, interest rates generally declined and during the quarter ended November 30, 1993, interest rates were generally level to rising. In addition, the weighted average coupon rate of the servicing portfolio has continued to decline. The change in direction of interest rates also resulted in the decline in Servicing Hedge gains from the quarter ended November 30, 1992 to the quarter ended November 30, 1993.

	During the quarter ended November 30, 1993, the Company acquired bulk servicing rights for loans with principal balances aggregating $78 million at a price of $1.2 million or 1.59% of the aggregate outstanding principal balances of the servicing portfolios acquired. During the quarter ended November 30, 1992, the Company acquired bulk servicing rights for loans with principal balances aggregating $146 million at a price of $2.4 million or 1.64% of the aggregate outstanding principal balances of the servicing portfolios acquired.

	Salaries and related expenses are summarized below for the quarters ended November 30, 1993 and 1992.

(Dollar amounts in thousands)        Three Months Ended November 30, 1993
- -----------------------------------------------------------------------------
                     			     Production       Loan           Other
                     			     Activities    Administration  Activities   Total

Base Salaries                 $33,540         $4,945         $1,135   $39,620

Incentive Bonus                16,632             71            733    17,436

Payroll Taxes and Benefits      3,883            888            135     4,906

                              _______________________________________________
Total Salaries and Related
 Expenses                     $54,055         $5,904         $2,003   $61,962
                     			      ===============================================

Average Number of Employees     3,633            701            155     4,489

(Dollar amounts in thousands)         Three Months Ended November 30, 1992
- -----------------------------------------------------------------------------
                     			     Production       Loan           Other
			                          Activities    Administration  Activities   Total

Base Salaries                 $19,621         $3,534         $1,078   $24,233

Incentive Bonus                10,120            -              353    10,473

Payroll Taxes and Benefits      2,724            625            125     3,474

                              _______________________________________________
Total Salaries and Related
 Expenses                     $32,465         $4,159         $1,556   $38,180
                     			      ===============================================
Average Number of Employees     2,164            469            146     2,779


        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		                    CONDITION AND RESULTS OF OPERATIONS
                             	  (Continued)

	The amount of expense attributable to salaries increased during the quarter ended November 30, 1993 primarily due to the increased number of employees resulting from greater loan production and a larger servicing portfolio. Incentive bonuses earned during the quarter ended November 30, 1993 increased primarily due to increased loan production and the increased number of loan production personnel.

	Occupancy and other office expenses for the quarter ended November 30, 1993 increased 56% to $27.4 million from $17.6 million for the quarter ended
November 30, 1992. This increase was attributable primarily to the expansion of the Retail and Wholesale Divisions' branch networks. As of November 30, 1993, there were 280 Retail Division branch offices (including 117 satellite offices and 10 regional service centers) and 89 Wholesale Division branch offices (including 12 satellite offices and 12 regional support centers).
As of November 30, 1992, there were 158 Retail Division branch offices
(including 40 satellite offices and 2 regional service centers) and 56
Wholesale Division branch offices (including 9 regional support centers).
In addition, the increase in the Company's loan production and loan servicing portfolio resulted in an increase in occupancy and other office expenses related to the Company's central office.

	Guarantee fees (fees paid to guarantee timely and full payment of principal and interest on mortgage-backed securities and whole loans sold to permanent investors and to transfer the recourse provisions of the loans in the servicing portfolio) for the quarter ended November 30, 1993 increased 91% to $15.2 million from $8.0 million for the quarter ended November 30, 1992.
This increase resulted primarily from an increase in the servicing portfolio.

	Marketing expenses for the quarter ended November 30, 1993 increased
126% to $7.7 million from $3.4 million for the quarter ended November 30, 1992. The increase in marketing expenses reflects the Company's strategy to expand its market share, particularly in the home purchase lending market.

	Other operating expenses for the quarter ended November 30, 1993 increased over the quarter ended November 30, 1992 by $6.1 million, or 94%.
This increase was due primarily to several factors including the following:
(i) increased loan production and a larger servicing portfolio; (ii) expansion of loan production capabilities and other related expenses; and (iii) the growth of certain of the Company's other subsidiaries' operations, including the subsidiary that brokers servicing contracts owned by other mortgage lenders and loan servicers and the subsidiary that is an independent insurance agent offering homeowners and mortgage life policies to the Company's mortgage customers.


   Profitability of Loan Production and Servicing Activities

	During the quarter ended November 30, 1993, the Company's pre-tax income from its loan production activities (which include loan originations and purchases, warehousing and sales) was $69.7 million. For the quarter ended November 30, 1992, the Company's comparable pre-tax income was $54.3 million. The increase of $15.4 million is primarily attributable to higher loan production. During the quarter ended November 30, 1993, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance and acting as tax payment agent) was $1.2 million as compared to $8.4 million during the quarter ended November 30, 1992. The additional loan administration revenues derived from a larger portfolio during the quarter ended November 30, 1993 were more than offset by an increase in amortization of the Servicing Assets, net of gains from the Servicing Hedge, and an increase in Interest Costs Incurred on Payoffs.


        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             		       CONDITION AND RESULTS OF OPERATIONS
                          				  (Continued)



Nine Months Ended November 30, 1993 Compared to Nine Months Ended
 November 30, 1992

	Revenues for the nine months ended November 30, 1993 increased 52% to $551.4 million from $363.0 million for the nine months ended November 30, 1992. Net earnings increased 31% to $132.3 million for the nine months ended
November 30, 1993 from $101.0 million for the nine months ended November 30, 1992. The increase in revenues and net earnings for the nine months ended
November 30, 1993 reflected increased loan production and continued growth of the loan servicing portfolio. The increase in revenues was partially offset by an increase in expenses.

	The total volume of loans produced increased 63% to $39.3 billion for the nine months ended November 30, 1993 from $24.1 billion for the nine months ended November 30, 1992. Refinancings totaled $29.6 billion, or 75% of total fundings for the nine months ended November 30, 1993, as compared to $17.6 billion or 73% of total fundings for the nine months ended November 30, 1992.
Adjustable-rate mortgage loan production totaled $8.0 billion, or 20% of total fundings for the nine months ended November 30, 1993, as compared to $6.9 billion or 28% of total fundings for the nine months ended November 30, 1992.
Production in the Company's Retail Division increased to $5.8 billion for the nine months ended November 30, 1993 compared to $3.6 billion for the nine months ended November 30, 1992. Production in the Company's Wholesale
Division increased to $16.5 billion (which included approximately $9.0 billion of originated loans and $7.5 billion of purchased loans) for the nine months ended November 30, 1993 compared to $11.4 billion (which included approximately $7.2 billion of originated loans and $4.2 billion of purchased loans) for the nine months ended November 30, 1992. The Company's
Correspondent Division purchased $14.5 billion in mortgage loans for the nine months ended November 30, 1993 compared to $8.0 billion for the nine months ended November 30, 1992. Production in the Company's Consumer Division increased to $2.5 billion for the nine months ended November 30, 1993 compared to $1.1 billion for the nine months ended November 30, 1992.

	For the nine months ended November 30, 1993 and 1992, the Company received 397,380 and 248,783 new loan applications, respectively, at an average daily rate of $293 million and $187 million, respectively. The following actions were taken during the nine months ended November 30, 1993 on the total applications received during that period: 256,461 loans (65% of total applications received) were funded and 70,317 applications (18% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during the nine months ended
November 30, 1992 on the total applications received during that period:
118,129 loans (47% of total applications received) were funded and 54,156 applications (22% of total applications received) were either rejected by the Company or withdrawn by the applicant.

	Loan origination fees and gain on sale of loans benefited from the increase in loan production. The percentage increase in loan origination fees was less than the percentage increase in total production primarily because of an increase in the percentage of production attributable to products that contain lower origination fees in their pricing structure.

	Net interest income increased to $68.8 million for the nine months ended November 30, 1993 from $47.3 million for the nine months ended November
30, 1992. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($79.3 million and $43.6 million for the nine months ended November 30, 1993 and 1992, respectively); (ii) interest expense related to the Company's investment in servicing rights ($52.1 million and $15.0 million for the nine months ended November 30, 1993 and 1992, respectively); (iii) interest income earned from the escrow balances associated with the Company's servicing portfolio ($41.6 million and $15.3 million for the nine months ended November
30, 1993 and 1992, respectively); and (iv) net interest


        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             		       CONDITION AND RESULTS OF OPERATIONS
                          				  (Continued)


income earned from finance receivables of Countrywide Thrift and Loan (CTL), which ceased operations on September 1, 1992 ($3.4 million for the nine months ended November 30, 1992). The increase in net interest income from the mortgage loan warehouse was attributable to an increase in loan production and an improvement in spreads between mortgage rates and short-term borrowing rates. The increase in interest expense related to the investment in servicing rights resulted primarily from an increase in Interest Costs
Incurred on Payoffs. The increase in net interest income earned from the escrow balances was related to larger escrow account balances (caused by a larger servicing portfolio) and an increase in the prepayment rate of the Company's servicing portfolio, offset somewhat by a decline in the earnings rate from the nine months ended November 30, 1992 to the nine months ended
November 30, 1993.

	Loan administration income was positively affected by the continued growth of the loan servicing portfolio. The growth in the Company's servicing portfolio during the nine months ended November 30, 1993 was the result of increased loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments of mortgage loans resulting from increased refinance activity.

	During the nine months ended November 30, 1993, the annualized prepayment rate of the Company's servicing portfolio was 37%, as compared to 22% for the nine months ended November 30, 1992. The increase in the prepayment rate is primarily attributable to increased refinance activity caused by generally declining mortgage interest rates.

	For the nine months ended November 30, 1993, total amortization amounted to $203.4 million, representing an annualized rate of 38% of the average Servicing Assets. Amortization for the nine months ended November 30, 1993 was offset by Servicing Hedge gains which aggregated $80.9 million. For the nine months ended November 30, 1992, total amortization was $102.4 million, or an annualized rate of 28% of the average Servicing Assets.
During the nine months ended November 30, 1992, the Company recognized $43.2 million in Servicing Hedge gains.

	During the nine months ended November 30, 1993, the Company acquired bulk servicing rights for loans with principal balances aggregating $3.4 billion at a price of $45.8 million or 1.35% of the aggregate outstanding principal balances of the servicing portfolios acquired. During the nine months ended November 30, 1992, the Company acquired bulk servicing rights for loans with principal balances aggregating $1.9 billion at a price of $25.4 million or 1.34% of the aggregate outstanding principal balances of the servicing portfolios acquired.


        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		                    CONDITION AND RESULTS OF OPERATIONS
                          				  (Continued)


	Salaries and related expenses are summarized below for the nine months ended November 30, 1993 and 1992.



(Dollar amounts in thousands)          Nine Months Ended November 30, 1993
- -----------------------------------------------------------------------------
                     			     Production       Loan           Other
                     			     Activities    Administration  Activities   Total

Base Salaries                  $86,930       $13,695       $3,605    $104,230

Incentive Bonus                 42,815           212        2,082      45,109

Payroll Taxes and Benefits      12,834         2,464          475      15,773

                              _______________________________________________
Total Salaries and Related
 Expenses                     $142,579       $16,371       $6,162    $165,112
                     			      ===============================================

Average Number of Employees      3,161           652          137       3,950


(Dollar amounts in thousands)         Nine Months Ended November 30, 1992
- -----------------------------------------------------------------------------
                      		     Production       Loan           Other
                     			     Activities    Administration  Activities   Total


Base Salaries                  $50,306        $9,767       $3,564     $63,637

Incentive Bonus                 27,272            90        1,615      28,977

Payroll Taxes and Benefits       7,546         1,704          488       9,738

                               ______________________________________________
Salaries and Related
 Expenses                      $85,124        $11,561      $5,667    $102,352
                     			       ==============================================

Average Number of Employees      1,786            443         153       2,382

	The amount of expense attributable to salaries increased during the nine months ended November 30, 1993 primarily due to the increased number of employees resulting from greater loan production and a larger servicing portfolio. Incentive bonuses earned during the nine months ended November 30, 1993 increased primarily due to increased loan production and the increased number of loan production personnel.

	Occupancy and other office expenses for the nine months ended November 30, 1993 increased 59% to $73.3 million from $46.2 million for the nine months ended November 30, 1992. This increase was attributable primarily to the expansion of the Retail and Wholesale Divisions' branch networks. In addition, the increase in the Company's loan production and loan servicing portfolio resulted in an increase in occupancy and other office expenses related to the Company's central office.

	Guarantee fees for the nine months ended November 30, 1993 increased 110% to $40.8 million from $19.5 million for the nine months ended November 30, 1992. This increase resulted primarily from an increase in the servicing portfolio as of November 30, 1993 as compared to November 30, 1992.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		                    CONDITION AND RESULTS OF OPERATIONS
                          				  (Continued)


	Marketing expenses for the nine months ended November 30, 1993 increased 107% to $18.3 million from $8.8 million for the nine months ended November 30, 1992. The increase in marketing expenses reflects the Company's strategy to expand its market share, particularly in the home purchase lending market.

	Other operating expenses for the nine months ended November 30, 1993 increased over expenses for the nine months ended November 30, 1992 by $15.5 million, or 86%. This increase was due primarily to several factors including the following: (i) increased loan production and a larger servicing portfolio; (ii) expansion of loan production capabilities and other related expenses; and (iii) the growth of certain of the Company's other subsidiaries' operations, including the subsidiary that brokers servicing contracts owned by other mortgage lenders and loan servicers and the subsidiary that is an independent insurance agent offering homeowners and mortgage life policies to the Company's mortgage customers. This increase was partially offset by a decrease in expenses from the thrift subsidiary which ceased operations on September 1, 1992.


   Profitability of Loan Production and Servicing Activities

	During the nine months ended November 30, 1993, the Company's pre-tax income from its loan production activities was $188.9 million. For the nine months ended November 30, 1992, the Company's comparable pre-tax income was $130.4 million. The increase of $58.5 million is primarily attributable to higher loan production. During the nine months ended November 30, 1993, the Company's pre-tax income from its loan servicing activities was $30.1 million as compared to $35.5 million during the nine months ended November 30, 1992. The additional loan administration revenues derived from a larger portfolio during the nine months ended November 30, 1993 were more than offset by an increase in amortization of the Servicing Assets, net of gains from the Servicing Hedge, and an increase in Interest Costs Incurred on Payoffs.


INFLATION

	Inflation affects the Company in the areas of loan production and servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings primarily due to increased amortization of the Servicing Assets, decreased interest income earned from the escrow balances, and increased Interest Costs Incurred on Payoffs. Conversely, as interest rates increase, loan production, particularly from loan refinancings, decreases, although purchase activity may actually be stimulated by a more vibrant economy or anticipation of increasing real estate values. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down, thereby extending the average life of the Company's servicing portfolio and reducing Interest Costs Incurred on Payoffs, and because interest income earned from the escrow balances tends to increase. This is particularly noteworthy as the Company's servicing portfolio grows.


SEASONALITY

	The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, although refinancings tend to be less seasonal and

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		                    CONDITION AND RESULTS OF OPERATIONS
                          				  (Continued)




more closely related to changes in interest rates. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. The Company believes that during the period from March 1, 1993 through November 30, 1993, the impact of the typical seasonal pattern was offset by strong refinance activity caused by low mortgage interest rates and by an increase in the Company's market share.


LIQUIDITY AND CAPITAL RESOURCES

	The Company's principal financing needs are for the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently relies on sales of commercial paper supported by the mortgage warehouse credit facility, medium-term note issuances, pre-sale funding facilities, mortgage-backed securities and whole loan reverse-repurchase agreements and cash flow from operations. In addition, in the past the Company has relied on bank borrowings collateralized by mortgage loans held for sale, servicing-secured bank facilities, subordinated notes, privately-placed financings and public offerings of preferred and common stock. The Company's cost of financing has been lowered from prior levels due to improvements in the Company's debt ratings.

	Certain of the Company's and CFC's debt obligations contain various provisions that may affect the ability of the Company and CFC to pay dividends and remain in compliance with such obligations. These provisions include requirements concerning net worth, current ratio, debt-to-adjusted-net-worth ratio and other financial covenants. These provisions have not had, and are not expected to have, an adverse impact on the ability of the Company and CFC to pay dividends.

	The Company continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include such methods as mortgage loan sale transactions designed to expand the Company's financial capacity and reduce its cost of capital and the securitization of servicing income cash flows.

	At times, the Company must meet margin requirements to cover changes in the market value of its commitments to sell mortgage-backed securities.
To the extent that aggregate commitment prices are less than the current market prices, the Company must deposit cash or certain government securities or obtain letters of credit. The Company's credit facility provides a means of obtaining such letters of credit to meet these margin requirements.

	In the course of the Company's mortgage banking operations, the Company sells to investors the mortgage loans it originates and purchases but generally retains the right to service the loans, thereby increasing the Company's investment in loan servicing rights. The Company views the sale of loans on a servicing-retained basis in part as an investment vehicle.

	On July 6, 1993, the Company called all of its outstanding Convertible Preferred Stock, which was represented by depositary convertible shares (each depositary share represented 1/10 of a share of Convertible Preferred Stock). Each depositary share was convertible into 4.2 shares of Common Stock or redeemable for $27.375 in cash. All holders converted their shares into Common Stock.

	In July 1993, the Company purchased a 253,000 square-foot office building situated on eighteen acres in Plano, Texas. The new facility will house a portion of the Company's loan servicing, loan production and data processing operations and is the Company's first major expansion of its loan servicing and data processing operations outside of California. In addition, this facility provides the Company with a critical business recovery site.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             		       CONDITION AND RESULTS OF OPERATIONS
                          				  (Continued)


   Cash Flows

	Operating Activities During the nine months ended November 30, 1993, the Company's operating activities used cash on a short-term basis to fund the increase of its warehouse of mortgage loans by approximately $1.9 billion. These activities were funded primarily by cash flow from financing activities, as discussed below. The Company's operating activities also generated $442 million of positive cash flow, which was principally allocated to the long-term investment in servicing as discussed below under Investing Activities.

	Investing Activities Net cash used by investing activities increased to $547 million for the nine months ended November 30, 1993 from $232 million for the nine months ended November 30, 1992. This increase was primarily the result of an increase in purchased servicing rights and capitalized servicing fees receivable due to the growth in the Company's servicing portfolio and a decrease in CTL's finance receivables resulting from the Company's decision to cease its operations on September 1, 1992.

	Financing Activities Net cash provided by financing activities increased to $2.0 billion for the nine months ended November 30, 1993 from $1.1 billion for the nine months ended November 30, 1992. This increase was primarily the result of increased levels of short- and long-term borrowings by the Company during the nine months ended November 30, 1993.


PROSPECTIVE TRENDS

   Servicing Hedge

	As previously discussed, the Company realized a gain of $10.0 million from its Servicing Hedge transactions during the quarter ended November 30, 1993. To the extent that the amount of options held by the Company during future periods is less than the amount held during the quarter ended November 30, 1993, or if interest rates do not decline in future periods, the Company may not realize Servicing Hedge gains at the same level, if at all. However, the effect of any reduction in Servicing Hedge gains may be more than offset by a reduction in the Company's amortization expense due to reduced current and estimated future prepayments in the servicing portfolio.

   Applications and Pipeline of Loans in Process

	During the quarter ended November 30, 1993, the Company received new loan applications at an average daily rate of $308 million and at November 30, 1993, the Company's pipeline of loans in process was $9.5 billion. This compares to a daily application rate during the quarter ended November 30, 1992 of $198 million and a pipeline of loans in process at November 30, 1992 of $5.7 billion. An increased pipeline is generally an indication of increased future fundings, as historically 43% to 75% of the pipeline of loans in process has funded. However, future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the direction of interest rates and general economic conditions. Although seasonal factors can impact the Company's production levels, the Company believes that the impact of the typical seasonal pattern can be mitigated by declining interest rates and the expansion of the Company's operations. Nonetheless, the increase in interest rates at the end of the third quarter combined with seasonal influences caused the level of applications to decline.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              	       CONDITION AND RESULTS OF OPERATIONS
                          				  (Continued)


  Market Factors

	In general, the Company has benefited from the decline in average mortgage interest rates that occurred through the first part of the quarter ended November 30, 1993. Such decline led to: (i) new loan production (particularly from refinancings) resulting in an increase in related income;
(ii) growth in the Company's servicing portfolio resulting in greater loan administration income and (iii) lower interest rate mortgage loans in the servicing portfolio reducing exposure to future prepayments. Somewhat offsetting the benefits realized from the decline in average mortgage interest rates are: (i) faster prepayment activity causing increased amortization of the Servicing Assets and increased Interest Costs Incurred on Payoffs and (ii) a lower rate of interest earned from the escrow balances associated with the Company's servicing portfolio. More recently, mortgage interest rates have increased. An environment of rising interest rates may adversely affect the Company's loan origination-related income but should increase earnings from the Company's loan servicing portfolio over time. However, several factors contributed to the decline in fully diluted earnings per share from $.75 in the prior quarter to $.70 in the third quarter. Pre-tax income from loan servicing activities declined from $16.6 million for the second quarter to $1.2 million for the third quarter. The interest rate environment that prevailed during the third quarter resulted in a $34.0 million reduction in income from the Servicing Hedge. Further, amortization during the quarter did not correspondingly decline because prepayments during the first part of the quarter were being experienced at levels higher than had been anticipated at the end of the prior quarter.

	Moreover, although pre-tax income from loan origination activities during the third quarter did increase from the prior quarter, the level of income did not increase sufficiently to offset the decline in pre-tax income from loan servicing activities due to decreased profit margins in the latter part of the quarter that were caused by the increased interest rates and by increased expenses. An environment of higher interest rates may result in lower production and greater price competition which could adversely impact earnings from loan origination activities in the future.

	The savings and loan industry, one of the Company's major competitors, experienced significant changes following the passage of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The commercial banking industry has also experienced capital pressures, which may have an adverse impact on the ability of these institutions to engage in mortgage lending activities on a competitive basis. As a result of these conditions, the competitive position of the mortgage banking industry generally has improved in relation to commercial banks and savings and loan associations. In addition, the Company believes that its competitive position within the mortgage banking industry was enhanced as undercapitalized mortgage bankers experienced difficulty obtaining financing due to the contraction of available credit. The Company believes that the availability of capital and credit to the Company's competitors has increased during recent months.

	Some regions in which the Company operates have been experiencing slower, and in some cases negative, economic growth and real estate financing activity in these regions has been negatively impacted. As a result, home lending activity for single- (one-to-four) family residences in these regions may also have experienced slower growth. There can be no assurance that the Company's recent performance will continue or that the Company's operations and results will not be negatively impacted by adverse economic conditions such as those discussed above. The Company's California mortgage loan production (measured by principal balance) constituted 43% of its total production during the quarter ended November 30, 1993, down from 57% for the quarter ended November 30, 1992. The decline in the percentage of California production was due to the Company's continued effort to expand its production capacity outside of California. Since California's mortgage loan production constitutes a significant portion of the Company's production during the quarter, there can be no assurance that the Company's

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             		       CONDITION AND RESULTS OF OPERATIONS
                          				  (Continued)

operations will not be adversely affected to the extent California experiences a period of slower or negative economic growth resulting in decreased residential real estate lending activity.

	As of November 30, 1993, approximately 51% of the principal balance of mortgage loans in the Company's servicing portfolio were secured by properties located in California. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. Accordingly, any increase in foreclosure activity should not result in significant losses to the Company. Similarly, government loans serviced by the Company are insured or partially guaranteed against loss by the Federal Housing Administration or the Veterans Administration. As such, the limited losses incurred by the Company on these government loans are not material to the Company's consolidated financial statements.

   Federal Legislation

	In May 1993, hearings were held in the House Banking Committee on H.R. 27 which would revise current escrow regulations. If enacted, with regard to escrow accounts established one year after the date of the legislation's enactment, any lender or servicer would be mandated to pay a uniform annual interest rate to borrowers in all states on the balance in their escrow accounts. In addition, the legislation would allow a borrower to terminate an escrow account arrangement if less than 80% of the original principal balance of the loan remains outstanding. The Company currently pays interest as required by various state laws at rates specified in the respective statutes. If federal legislation were to be enacted as proposed, the Company believes that its earnings would not be materially affected.

	In August 1993, a one percent increase in the corporate federal tax rate was enacted. However, the Company has been diversifying its business activities outside California, a state which has a corporate tax rate that is higher than the average tax rate among the states in which the Company does business. This diversification serves to reduce the Company's average tax rate which offsets the recently enacted increase in the federal tax rate.

   Implementation of New Accounting Standards

	In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, which is effective for the Company's fiscal year ending February 28, 1995 and requires companies to carry mortgage-backed securities held for sale at market value with unrealized holding gains and losses included in periodic earnings. Mortgage loans held for sale will continue to be carried at the lower of cost or market. Management believes that this new standard will not have a material effect on the Company's financial position or results of operations.

	SFAS No. 114, Accounting by Creditors for Impairment of a Loan, was also issued in May 1993. Implementation of this standard, which is required for the Company's fiscal year beginning March 1, 1995, is not expected to have a material effect on the Company's financial statements.

                  			PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

4.1 Form of Medium-Term Notes, Series C (fixed-rate) of Countrywide Funding Corporation ("CFC") (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-3 of CFC and the Company (File Nos. 33-50661 and 33-50661-01) filed with the Securities and Exchange Commission (the "SEC") on October 19, 1993

4.2 Form of Medium-Term Notes, Series C (floating-rate) of CFC (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of CFC and the Company (File Nos. 33-50661 and 33-50661-01) filed with the SEC on October 19, 1993

10.1 Mortgage Loan Warehousing Agreement: Facility A and Mortgage Loan Warehousing Agreement: Facility B dated as of November 15, 1993 by and among CFC and various financial institutions

11.1    Statement Regarding Computation of Per Share Earnings

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during this reporting period.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             					  COUNTRYWIDE CREDIT INDUSTRIES, INC.
   						                                     (Registrant)






 DATE: January 13, 1994         						 /s/Stanford L. Kurland
                                						 ----------------------------
                                 					 Senior Managing Director and
                                						 Chief Operating Officer



 DATE: January 13, 1994         					  /s/Stanford L. Kurland
                               						  ---------------------------
                               						  Chief Financial Officer

                              		EXHIBIT INDEX

Exhibit Number              Document Description

4.1 Form of Medium-Term Notes, Series C (fixed-rate) of Countrywide Funding Corporation ("CFC") (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-3 of CFC and the Company (File Nos. 33-50661 and 33-50661-01) filed with the Securities and Exchange Commission (the "SEC") on October 19, 1993

4.2 Form of Medium-Term Notes, Series C (floating-rate) of CFC (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of CFC and the Company (File Nos. 33-50661 and 33-50661-01) filed with the SEC on October 19, 1993

10.1 Mortgage Loan Warehousing Agreement: Facility A and Mortgage Loan Warehousing Agreement: Facility B dated as of November 15, 1993 by and among CFC and various financial institutions

11.1    Statement Regarding Computation of Per Share Earnings