Form 10-K
period 1994-02-28
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1994-05-31
CIK 25191

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 28 1994
    OR
[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                           to

Commission file number:     1-8422

                       COUNTRYWIDE CREDIT INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                     13 - 2641992
(State or other jurisdiction           (I.R.S. Employer Identification No.)
    of incorporation)

155 N. Lake Avenue Pasadena California             91101-1857
(Address of principal executive offices)           (Zip Code)

          Registrant's telephone number including area code: (818) 304-8400

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                Name of each exchange on which registered
Common Stock $.05 Par Value               New York Stock Exchange
                                           Pacific Stock Exchange

Preferred Stock Purchase Rights           New York Stock Exchange
                                           Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:      None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past
90 days. Yes          X                    No__________

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

 As of May 6, 1994, there were 91,135,752 shares of Countrywide Credit Industries, Inc. Common Stock, $.05 par value outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $1,378,428,000. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement for the 1994 Annual Meeting - Part III

                                       PART I

ITEM 1.          BUSINESS

A.   General

      Countrywide Credit Industries, Inc. (the "Company") is a holding company which, through its principal subsidiary Countrywide Funding Corporation ("CFC"), is engaged primarily in the mortgage banking business, and as such originates, purchases, sells and services mortgage loans. The Company's mortgage loans are principally first-lien mortgage loans secured by single- (one to four) family residences. The Company, through its other wholly-owned subsidiaries, offers products and services complementary to its mortgage banking business. A subsidiary of the Company sells to other broker-dealers mortgage-backed securities, including agency mortgage-backed securities and agency-issued collateralized mortgage obligation ("CMO") classes, primarily on an odd-lot basis (i.e., in denominations between $25,000 and $1,000,000) and to institutional investors, subordinate structures of whole loan CMOs. In addition, a subsidiary of the Company receives fee income for managing the operations of Countrywide Mortgage Investments, Inc. ("CMI"), a real estate investment trust whose shares are traded on the New York Stock Exchange. In 1993, CMI adopted a new operating plan and established Countrywide Mortgage Conduit, Inc. ("CMC") as a taxable subsidiary that principally operates as a jumbo and non-conforming mortgage loan conduit. CMI has also commenced warehouse lending operations which provide short-term revolving financing to small- and medium-size mortgage bankers. See "Business--Countrywide Asset Management Corporation." The Company also has a subsidiary which acts as an agent in the sale of homeowners, fire, flood, mortgage life and disability insurance to CFC's mortgagors in connection with CFC's mortgage banking operations. Another subsidiary of the Company earns fee income by brokering servicing contracts owned by other mortgage lenders and loan servicers. While no longer engaged in the business of originating mobile home installment contracts, a subsidiary of the Company operates mobile home parks and rents and sells mobile home coaches. References to the "Company" herein shall be deemed to refer to the Company and its consolidated subsidiaries, unless the context requires otherwise.

B.   Mortgage Banking Operations

      The principal sources of revenue from the Company's mortgage banking business are: (i) loan origination fees; (ii) gains from the sale of loans;
(iii) interest earned on mortgage loans during the period that they are held by the Company pending sale, net of interest paid on funds borrowed to finance such mortgage loans and (iv) loan servicing fees.

Loan  Production

      The Company originates and purchases mortgage loans insured by the Federal Housing Administration ("FHA"), mortgage loans partially guaranteed by the Veterans Administration ("VA") and conventional mortgage loans. A majority of the conventional loans are conforming loans which qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The remainder of the conventional loans are non-conforming loans (i.e., jumbo loans with an original balance in excess of $203,150 or other loans that do not meet FNMA or FHLMC guidelines). As part of its mortgage banking activities, the Company makes conventional loans generally with original balances of up to $1 million.

      The following table sets forth the number and dollar amount of the Company's mortgage loan production for the periods indicated.

 (Dollar amounts in
 millions, except
 average loan amount)    Summary of the Company's Mortgage Loan Production
                                    Year Ended February 28(29),

                           1994       1993      1992       1991      1990
 Conventional Loans
   Number of Loans         315,699    192,385    63,919    23,130     19,237
   Volume of Loans       $46,473.4  $28,669.9  $9,986.6  $3,140.9   $2,492.5
     Percent  of  Total
 Volume                      88.6%      88.5%     82.2%     68.6%      68.5%
 FHA/VA Loans
   Number of Loans          67,154     42,022    24,329    17,328     16,183
   Volume of Loans        $5,985.5   $3,717.9  $2,169.7  $1,435.8   $1,147.6
     Percent  of  Total
 Volume                      11.4%      11.5%     17.8%     31.4%      31.5%
 Total Loans
   Number of Loans         382,853    234,407    88,248    40,458     35,420
   Volume of Loans       $52,458.9  $32,387.8 $12,156.3  $4,576.7   $3,640.1
 Average Loan Amount      $137,000   $138,000  $138,000  $113,000   $103,000



      For the years ended February 28(29), 1994, 1993 and 1992, jumbo loans represented 30%, 27% and 31%, respectively, of the Company's total volume of mortgage loans produced. For the years ended February 28(29), 1994, 1993 and 1992, adjustable-rate mortgage loans ("ARM"s) comprised approximately 19%, 28% and 21%, respectively, of the Company's total volume of mortgage loans produced. The decline in the Company's percentage of ARM production from 1993 to 1994 was primarily caused by consumer preference for fixed-rate mortgages, which bore interest at relatively low rates due to the declining interest rate environment that prevailed through most of the fiscal year ended February 28, 1994. For the years ended February 28(29), 1994, 1993 and 1992, refinancing activity represented 75%, 73% and 58%, respectively, of the Company's total volume of mortgage loans produced. The increase was principally due to the general decline in average mortgage interest rates which stimulated demand for refinancing of existing mortgage loans and the Company's ability to capture a greater share of the home mortgage lending market.

      The Company produces mortgage loans through four separate divisions. The Company maintains a staff of central office quality control personnel that performs audits of the loan production of the four divisions on a regular basis. In addition, each division has implemented various procedures to control the quality of loans produced, as described below. The Company believes that its use of technology, benefits derived from economies of scale and a noncommissioned sales force allow it to produce loans at a low cost relative to its competition.

   Retail Division

      The Company originates loans through its network of retail branch offices (the "Retail Division"). As of February 28, 1994, the Company had 176 retail branch offices, 110 satellite offices (which accept loan applications and forward them to the host branch for processing) and nine regional support centers. These various facilities are located in 41 states. The Company utilizes small branch offices, each staffed typically by four employees and connected to the Company's central office by a computer network. Business is solicited through extensive use of direct mailings to real estate brokers, telemarketing, advertising in various forms of mass media and participation of branch management in local real estate-related business functions. Retail Division personnel are not paid a commission on sales; however, they are paid a bonus based on various factors, including branch profitability. The Company believes that this approach allows it to originate loans at a competitively low cost. The Retail Division uses continuous quality control audits by branch management and quality control personnel of loans originated within each branch to monitor compliance with the Company's underwriting criteria.

      The following table sets forth the number and dollar amount of the Retail Division's mortgage loan production for the periods indicated.

 (Dollar amounts in
 millions, except
 average loan          Summary of the Retail Division's Mortgage Loan
 amount)                                 Production
                                Year Ended February 28(29),
                        1994      1993      1992      1991     1990
 Conventional Loans
   Number of Loans       47,862    28,384    16,717    8,297     5,869
   Volume of Loans     $6,088.0  $3,649.3  $2,213.6 $1,020.6    $717.6
    Percent of Total
 Volume                   79.7%     79.0%     79.9%    65.4%     53.4%
 FHA/VA Loans
   Number of Loans       16,578    10,436     6,368    6,251     7,836
   Volume of Loans     $1,550.4    $972.6    $558.2   $540.1    $626.6
    Percent of Total
 Volume                   20.3%     21.0%     20.1%    34.6%     46.6%
 Total Loans
   Number of Loans       64,440    38,820    23,085   14,548    13,705
   Volume of Loans     $7,638.4  $4,621.9  $2,771.8 $1,560.7  $1,344.2
 Average Loan Amount   $119,000  $119,000  $120,000 $107,000   $98,000


   Wholesale Division

      Through its wholesale division (the "Wholesale Division"), the Company originates through and purchases loans from mortgage loan brokers. As of February 28, 1994, the division operated 69 branch offices and 11 regional support centers in various parts of the country. Loans produced by the Wholesale Division comply with the Company's general underwriting criteria for loans originated through the Retail Division, and each such loan is approved by one of the Company's loan underwriters. In addition, quality control personnel review loans for compliance with the Company's underwriting criteria. Mortgage loan brokers qualify to participate in the Wholesale Division's program only after a review by the Company's management of their reputation and mortgage lending expertise, including a review of their references and financial statements.

      The following table sets forth the number and dollar amount of the Wholesale Division's mortgage loan production for the periods indicated.

 (Dollar amounts in
 millions,except      Summary of the Wholesale Division's Mortgage Loan
 Average loan                             Production
 amount)                         Year Ended February 28(29),
                        1994       1993       1992      1991      1990
 Conventional Loans
   Number of Loans      130,937     92,922    27,661     8,763     6,917
   Volume of Loans    $21,271.0  $15,480.1  $5,093.5  $1,392.3  $1,020.7
   Percent of  Total
 Volume                   98.9%     100.0%     99.7%     97.0%     95.3%
 FHA/VA Loans
   Number of Loans        2,700         15       230       611       843
   Volume of Loans       $244.4       $1.5     $17.4     $43.1     $50.4
    Percent of Total
 Volume                    1.1%       0.0%      0.3%      3.0%      4.7%
 Total Loans
   Number of Loans      133,637     92,937    27,891     9,374     7,760
   Volume of Loans    $21,515.4  $15,481.6  $5,110.9  $1,435.4  $1,071.1
 Average Loan Amount   $161,000   $167,000  $183,000  $153,000  $138,000

   Correspondent Division

      The Company purchases loans through its network of correspondent offices (the "Correspondent Division") primarily from other mortgage bankers, savings and loan associations, commercial banks, credit unions and other financial intermediaries. The Company's correspondent offices are located in Pasadena, California; Dallas, Texas; Atlanta, Georgia and Pittsburgh, Pennsylvania. Over 1,700 financial intermediaries serving all 50 states are eligible to participate in this program. Loans purchased by the Company through the Correspondent Division comply with the Company's general underwriting criteria for loans that it originates through the Retail Division, and, except as described in the next sentence, each loan is accepted only after review either by one of the Company's loan underwriters or, in the case of FHA or VA loans, by a government-approved underwriter. The Company accepts loans without such review from an institution that has met the Company's standards for the granting of delegated underwriting authority following a review by the Company of the institution's financial strength, underwriting and quality control procedures, references and prior experience with the Company. In addition, quality control personnel review loans purchased from correspondents for compliance with the Company's underwriting criteria. The purchase agreement used by the Correspondent Division provides the Company with recourse to the seller in the event of such occurrences as fraud or misrepresentation in the origination process or a request by the investor that the Company repurchase the loan. Financial intermediaries qualify to participate in the Correspondent Division's program after a review by the Company's management of the reputation and mortgage lending expertise of such institutions, including a review of their references and financial statements.

      The following table sets forth the number and dollar amount of the Correspondent Division's mortgage loan production for the periods indicated.

 (Dollar amounts in
 millions, except       Summary of the Correspondent Division's Mortgage
 average loan amount)                   Loan Production
                                  Year Ended February 28(29),
                          1994       1993       1992      1991     1990
 Conventional Loans
   Number of Loans        111,513     59,676    16,709     5,034    4,676
   Volume of Loans      $15,937.6   $8,163.0  $2,340.0    $607.2   $522.3
    Percent of  Total
 Volume                     82.2%      75.5%     59.6%     42.0%    53.0%
 FHA/VA Loans
   Number of Loans         38,036     30,268    17,594    10,228    7,383
   Volume of Loans       $3,458.8   $2,643.5  $1,585.0    $837.7   $463.6
    Percent of  Total
 Volume                     17.8%      24.5%     40.4%     58.0%    47.0%
 Total Loans
   Number of Loans        149,549     89,944    34,303    15,262   12,059
   Volume of Loans      $19,396.4  $10,806.5  $3,925.0  $1,444.9   $985.9
 Average Loan Amount     $130,000   $120,000  $114,000   $95,000  $82,000



   Consumer Division

      The Company also originates loans through its consumer division (the "Consumer Division"). The Consumer Division's activities include the refinancing of loans in the Company's servicing portfolio and the marketing of loan products directly to consumers. In addition, the Company is exploring additional technology-based strategies for marketing mortgage loans directly to consumers or through intermediaries. Quality control personnel review loans originated by the Consumer Division for compliance with the Company's underwriting criteria, which are the same as those used for loans originated through the Retail Division. The Company's Consumer Division currently maintains offices in Pasadena and Simi Valley, California; Winter Park, Florida; Nashville, Tennessee; Plano, Texas and Mission, Kansas.

     The following table sets forth the number and dollar amount of the Consumer Division's mortgage loan production for the periods indicated.

(Dollar amounts in
millions, except       Summary of the Consumer Division's Mortgage
average loan amount)                 Loan Production
                               Year Ended February 28(29),
                         1994      1993      1992      1991     1990
Conventional Loans
  Number of Loans        25,387     11,403    2,832     1,036     1,775
  Volume of Loans      $3,176.8   $1,377.4   $339.7    $120.8    $231.9
   Percent  of  Total
Volume                    81.3%      93.2%    97.4%     89.0%     97.1%
FHA/VA Loans
  Number of Loans         9,840      1,303      137       238       121
  Volume of Loans        $731.9     $100.4     $9.0     $14.9      $7.0
   Percent  of  Total
Volume                    18.7%       6.8%     2.6%     11.0%      2.9%
Total Loans
  Number of Loans        35,227     12,706    2,969     1,274     1,896
  Volume of Loans      $3,908.7   $1,477.8   $348.7    $135.7    $238.9
Average Loan Amount    $111,000   $116,000 $117,000  $107,000  $126,000


   Fair Lending Programs

      In conjunction with fair lending initiatives undertaken by both FNMA and FHLMC and promoted by various government agencies including the Department of Housing and Urban Development ("HUD"), the Company has established affordable home loan and fair lending programs for low- and moderate-income and designated minority borrowers. These programs offer more flexible underwriting guidelines (consistent with those guidelines adopted by FNMA and FHLMC) than historic industry standards, thereby enabling more people to qualify for home loans than had qualified under such historic guidelines. Highlights of these flexible guidelines include a lower down payment requirement, more liberal guidelines in areas such as credit and employment history, less income required to qualify and no cash reserve requirements at the date of funding.

      All applications from low- and moderate-income and designated minority borrowers that are initially recommended for denial by one of the Company's production divisions are forwarded for an additional review by an underwriter and senior officer of the Company to insure that denial is appropriate under the flexible underwriting guidelines. The application of more flexible underwriting guidelines may carry a risk of increased delinquencies; however, based upon the Company's experience since the inception of the program, the performance of loans approved under these more flexible guidelines has been substantially similar to that of FHA and VA loans in the Company's servicing portfolio.

      House America is the Company's principal affordable home loan program for low- and moderate-income borrowers. House America personnel work with all of the Company's production divisions to help properly implement these flexible underwriting guidelines. In addition, an integral part of the program is the House America Counseling Center, a free educational service, which can provide to consumers a home buyers educational program, pre-qualify them for a loan or provide a customized budget plan to help consumers obtain their goal of home ownership. To assist a broad spectrum of consumers, counselors are multi-lingual and work with consumers for up to one year, providing guidance on a regular basis via phone and mail.

      For calendar years 1994 and 1995, the Company has entered into agreements to sell a total of $5 billion of affordable housing loans to FNMA and FHLMC.

   Loan Underwriting

      The  Company's  guidelines  for underwriting  FHA-insured  loans  and  VA-
guaranteed loans comply with the criteria established by such agencies. The Company's guidelines for underwriting conventional conforming loans comply with the underwriting criteria employed by FNMA and/or FHLMC. The Company's underwriting guidelines and property standards for conventional non-conforming loans are based on the underwriting standards employed by private mortgage insurers and private investors for such loans. In addition, conventional loans originated or purchased by the Company with a loan-to-value ratio greater than 80% at origination are covered by private mortgage insurance.

      In conjunction with fair lending initiatives undertaken by both FNMA and FHLMC, the Company has established affordable home loan programs for low- and moderate-income and designated minority borrowers offering more flexible underwriting guidelines than historic industry standards. See "Business-- Mortgage Banking Operations--Fair Lending Programs."

      The following describes the general underwriting criteria taken into consideration by the Company in determining whether to approve a mortgage loan application. These criteria generally apply to all types of loans.

  Employment and Income

      Applicants must exhibit the ability to generate income on a regular basis in order to meet the housing payments relating to the loan as well as any other debts they may have. Evidence of employment and income is obtained through a written verification of employment with the current and prior employers or by obtaining a recent pay stub and W-2 forms. Self-employed applicants are required to provide tax returns, financial statements or other documentation to verify income. Sources of income to be considered include salary, bonus, overtime, commissions, retirement benefits, notes receivable, interest, dividends, unemployment benefits and rental income.

   Debt-to-Income Ratios

      Generally, an applicant's monthly income should be three times the amount of monthly housing expenses (loan payment, real estate taxes, hazard insurance and homeowner dues, if applicable). Monthly income should generally be two and one-half times the amount of total fixed monthly obligations (housing expense plus other obligations such as car loans or credit card payments). Other areas of financial strength, such as equity in the property, large cash reserves or a history of meeting prior home mortgage or rental obligations are considered to be compensating factors and may result in an adjustment of these ratio limitations.

   Credit History

       An applicant's credit history is examined for both favorable and unfavorable occurrences. An applicant who has made payments on outstanding or previous credit obligations according to the contractual terms may be considered favorable. Unfavorable items such as slow payment records, suits, judgments, bankruptcy, liens, foreclosure or garnishment are discussed with the applicant in order to determine the reasons for the unfavorable rating. In some instances, the applicant may explain the reasons for these ratings to indicate that there were extenuating circumstances beyond the applicant's control which would mitigate the effect of such unfavorable item on the credit decision.

   Property

     The property's market value and physical condition as compared to the value of similar properties in the area is assessed to ensure that the property provides adequate collateral for the loan.

   Funds for Closing

     Generally, applicants are required to have sufficient funds of their own to make a minimum five percent down payment. Funds for closing costs may come from the applicant or may be a gift from a family member. Certain loan programs require the applicant to have sufficient funds for a down payment of only three percent and the remaining funds provided by a gift or an unsecured loan from a municipality or a non-profit organization. Certain programs require the applicant to have cash reserves after closing.

  Maximum Indebtedness to Appraised Value

     Generally, the maximum amount the Company will loan is 95% of the appraised value of the property. For certain types of loans, this percentage may be increased. Loan amounts in excess of 80% of the appraised value require mortgage insurance (which is generally paid by the borrower but which may be paid by the lender) to protect against foreclosure loss. After funding and sale of the mortgage loans, the Company's exposure to credit loss in the event of non performance by the mortgagor is limited as described in the section "Mortgage Banking Operations--Sales of Loans."

   Proprietary Data Processing Systems

     The Company employs technology wherever applicable and continually searches for new and better ways of providing services to its customers. The Company has developed and implemented several new applications specifically designed to provide support for its business partners. These include DirectLine Plus, which is targeted to mortgage brokers, and Lender Access, which focuses on institutional lenders such as other mortgage companies, banks, savings and loans and credit unions. These applications provide the Company's business partners with the ability to directly obtain information about specific loans in progress, to customize reports about all loans in the client's pipeline of loans in progress with the Company, to lock in an interest rate on certain types of loans, to view the latest pricing, to review the Company's lending program guidelines and to send and receive electronic messages to and from the Company's processing center.

     In addition, the Company is currently using CLUES, a proprietary artificial intelligence system that the Company believes expedites the review of applications, credit reports and property appraisals. CLUES is able to increase underwriters' productivity, reduce costs and provide greater consistency to the underwriting process. The Company is also currently using a system called "EDGE," which is an advanced automated loan origination system that reduces the time and cost of the loan application and funding process. This front-end system was internally developed for the Company's exclusive use and is integrated with the Company's loan servicing, sales, accounting and other systems. The Company believes that the EDGE system heightens the quality of the loan product and customer service by: (i) reducing risks of deficient loans;
(ii) facilitating accurate pricing; (iii) generating and completing loan documents through laser printers; (iv) providing for electronic communication with credit bureaus and other vendors and (v) generally minimizing manual data input. From pre-qualification to funding, EDGE is believed to significantly reduce origination and processing costs and speed funding time.

   Geographic Distribution

     The following table sets forth the geographic distribution of the Company's mortgage loan production for the year ended February 28, 1994.

             Geographic Distribution of the Company's
                   Mortgage Loan Production
                                                  Percentage
                                                      of
                                                     Total
      (Dollar amounts     Number     Principal      Dollar
       in millions)      of Loans      Amount       Amount
       California          136,700    $24,009.6      45.8%
       Massachusetts        15,508      2,430.9       4.6
       Florida              20,682      2,041.7       3.9
       Washington           15,617      1,870.7       3.6
       Texas                16,988      1,806.5       3.4
       Illinois             12,076      1,620.6       3.1
       New York              9,376      1,308.8       2.5
       Pennsylvania         10,626      1,211.1       2.3
       New Jersey            8,771      1,207.4       2.3
       Hawaii                5,754      1,139.9       2.2
       Ohio                 12,139      1,125.4       2.2
       Colorado             10,123      1,102.8       2.1
       Others (1)          108,493     11,583.5      22.0

                           382,853    $52,458.9     100.0%

      (1) No other state constitutes more than 2.0% of the total dollar amount of loan production.

      California mortgage loan production as a percentage of total mortgage loan production (measured by principal balance) for the fiscal years ended February 28(29), 1994, 1993 and 1992 was 46%, 58% and 62%, respectively. Loan production within California is geographically dispersed, which minimizes dependence on any individual local economy. The continued decline in the percentage of the Company's mortgage loan production in California is the result of implementing its strategy to expand production capacity and market share outside of California. At February 28, 1994, 77% of the Retail Division branch offices and the Wholesale Division loan centers were located outside of California compared to 64% at February 28, 1993. In addition, during the year ended February 28, 1994, the Correspondent Division opened an office in Georgia and the Consumer Division opened offices in Texas, Tennessee and Kansas.

      The following table sets forth the distribution by county of the Company's California mortgage loan production for the year ended February 28, 1994.

        Distribution by County of the Company's California
                   Mortgage Loan Production
                                                   Percentage
                                                       of
                                                     Total
      (Dollar amounts     Number      Principal      Dollar
       in millions)      of Loans       Amount       Amount
       Los Angeles        33,055       $ 6,644.6      27.7%
       Orange             12,879         2,454.9      10.2
       Santa Clara        11,230         2,349.1       9.8
       San Diego          12,520         2,090.7       8.7
       Contra Costa        7,303         1,310.3       5.5
       Alameda             6,819         1,207.8       5.0
       Others (1)         52,894         7,952.2      33.1

                         136,700       $24,009.6     100.0%

      (1) No other county in California constitutes 5.0% or more of the total dollar amount of loan production.

Sale of Loans

      As a mortgage banker, the Company customarily sells all loans that it originates or purchases. The Company packages substantially all of its FHA-insured and VA-guaranteed first mortgage loans into pools of loans. It sells these pools in the form of modified pass-through mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") to national or regional broker-dealers. With respect to loans securitized through GNMA programs, the Company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA (at present, generally 25% to 50% of the loan, up to a maximum amount ranging from $22,500 to $46,000, depending upon the amount of the loan). Conforming conventional loans may be pooled by the Company and exchanged for securities guaranteed by FNMA or FHLMC, which securities are then sold to national or regional broker-dealers. Loans securitized through FNMA or FHLMC are sold on a non-recourse basis whereby foreclosure losses are generally the responsibility of FNMA and FHLMC, and not the Company. Alternatively, the Company may sell FHA-insured and VA-guaranteed first mortgage loans and conforming conventional loans, and consistently sells its jumbo loan production, to large buyers in the secondary market (which can include national or regional broker-dealers) on a non-recourse basis. These loans can be sold either on a whole-loan basis or in the form of pools backing securities which are not guaranteed by any governmental instrumentality but which may have the benefit of some form of external credit enhancement, such as insurance, letters of credit, payment guarantees or senior/subordinated structures. CMI, a real estate investment trust managed by a subsidiary of the Company, may purchase at market prices both conforming and non-conforming conventional loans from the Company. CMI purchased $300,484,000 and $130,261,000 of conventional non-conforming loans during the years ended February 28, 1994 and 1993, respectively. Substantially all loans sold by the Company are sold without recourse, subject in the case of VA loans to the limits of the VA guaranty described above. For the fiscal years ended February 28, 1994 and 1993, the aggregate loss experience of the Company on VA loans in excess of the VA guaranty was approximately $2,096,000 and $993,000, respectively. The losses increased from the year ended February 28, 1993 to the year ended February 28, 1994 due to an increase in the size of the VA loan servicing portfolio and general economic conditions in many parts of the country.

      The Company's data processing systems for processing and recording loan sales have been integrated with the EDGE system. This increases efficiency and contributes to a shorter warehousing period.

      In order to offset the risk that a change in interest rates will result in a decrease in the value of the Company's current mortgage loan inventory or its commitments to purchase or originate mortgage loans ("Committed Pipeline"), the Company enters into hedging transactions. The Company's hedging policies generally require that all of its inventory of conforming and government loans and the maximum portion of its Committed Pipeline that may close be hedged with forward contracts for the delivery of MBS. The inventory is then used to form the MBS that will fill the forward delivery contracts. The Company hedges its inventory and Committed Pipeline of jumbo mortgage loans by using whole-loan sale commitments to ultimate buyers or by using temporary "cross hedges" with sales of MBS since such loans are ultimately sold based on a market spread to MBS. As such, the Company is not exposed to significant risk nor will it derive any significant benefit from changes in interest rates on the price of the inventory net of gains or losses of associated hedge positions. The correlation between the price performance of the hedge instruments and the inventory being hedged is very high due to the similarity of the asset and the related hedge instrument. The Company is exposed to interest-rate risk to the extent that the portion of loans from the Committed Pipeline that actually closes at the committed price is less than the portion expected to close in the event of a decline in rates and such decline in closings is not covered by options to purchase MBS needed to replace the loans in process that do not close at their committed price. The Company determines the portion of its Committed Pipeline that it will hedge based on numerous factors, including the composition of the Company's Committed Pipeline, the portion of such Committed Pipeline likely to close, the timing of such closings and anticipated changes in interest rates.

Loan Servicing

      Servicing includes collecting and remitting loan payments, making advances when required, accounting for principal and interest, holding escrow (impound) funds for payment of property taxes and hazard insurance, making any physical inspections of the property, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. The Company receives a fee for servicing mortgage loans, ranging generally from 1/4% to 1/2% per annum on the declining principal balances of the loans. The servicing fee is collected by the Company out of monthly mortgage payments.

      The Company services on a non-recourse basis substantially all of the mortgage loans that it originates or purchases. In addition, the Company purchases bulk servicing contracts, also on a non-recourse basis, to service single-family residential mortgage loans originated by other lenders. Servicing contracts acquired through bulk purchases accounted for 7% of the Company's mortgage servicing portfolio as of February 28, 1994.

      At February 28, 1994, the Company's servicing portfolio of single-family mortgage loans was stratified by interest rate as follows.

      (Dollar
    amounts in
     millions)    Total Portfolio at February 28, 1994
                                            Weighted     Servicing
                                             Average      Assets
     Interest       Principal    Percent    Maturity      Balance
       Rate          Balance    of Total     (Years)        (1)
     7% and Under   $37,250.6     44.0%       26.1        $  516.0
     7.01-8%         30,608.8     36.2        25.6           384.1
     8.01-9%         10,730.9     12.7        25.8           153.9
     9.01-10%         4,358.6      5.1        24.2            51.6
     over 10%         1,676.0      2.0        23.6            20.4
                    $84,624.9    100.0%       25.8        $1,126.0

  (1) Capitalized servicing fees receivable and purchased servicing rights.

      The weighted average interest rate of the single-family mortgage loans in the Company's servicing portfolio at February 28, 1994 was 7.2% as compared with 8.0% at February 28, 1993. The loans produced and added to the servicing portfolio in Fiscal 1994 generally bore interest at lower average rates than those in the portfolio at February 28, 1993. At February 28, 1994, 77% of the loans in the servicing portfolio bore interest at fixed rates and 23% bore interest at adjustable rates. The weighted average service fee of the portfolio was .344% at February 28, 1994.

      The following table sets forth certain information regarding the Company's servicing portfolio of single-family mortgage loans, including loans held for sale and subserviced for others, for the periods indicated.

 (Dollar  amounts  in
 millions)                          Year Ended February 28(29),
 Composition of
 Servicing Portfolio
 at Period End:          1994        1993        1992       1991       1990
 FHA-Insured
 Mortgage Loans        $ 9,793.7    $ 8,233.8  $ 6,271.2  $ 4,474.1  $ 3,971.3
 VA-Guaranteed
 Mortgage Loans          3,916.0      3,307.2    2,438.3    1,910.2    1,778.7
 Conventional
 Mortgage Loans         70,915.2     42,876.8   18,833.5    9,296.3    6,761.5
 Total Servicing
 Portfolio             $84,624.9    $54,417.8  $27,543.0  $15,680.6  $12,511.5

 Beginning Servicing
 Portfolio             $54,417.8    $27,543.0  $15,680.6  $12,511.5  $11,952.7
 Add:Loan Production    52,458.9     32,387.8   12,156.3    4,576.7    3,640.1
 Bulk Servicing
 Acquired                3,514.9      3,083.9    2,932.6    571.9      404.0
 Less: Servicing
 Transferred (1)           (8.1)       (12.6)    (269.3)    (859.5)  (2,527.5)
 Runoff  (2)          (25,758.6)    (8,584.3)  (2,957.2)  (1,120.0)    (957.8)
 Ending Servicing
 Portfolio             $84,624.9    $54,417.8  $27,543.0  $15,680.6  $12,511.5

 Delinquent Mortgage
 Loans and Pending
 Foreclosures at
 Period End (3):
    30 days               1.89%      2.08%        2.46%    3.09%       3.10%
    60 days               0.29       0.41         0.59     0.61        0.62
    90 days or more       0.40       0.60         0.80     0.76        0.78
 Total Delinquencies      2.58%      3.09%        3.85%    4.46%       4.50%
 Foreclosures
 Pending                  0.30%      0.38%        0.46%    0.40%       0.46%

  (1) Servicing rights sold are deleted from the servicing portfolio at the time of transfer to the acquirer. The Company generally subservices such loans from the sales contract date to the transfer date. Servicing rights transferred in the year ended February 28, 1990 included $1.5 billion of servicing rights sold in the prior fiscal year and subserviced for the purchaser prior to transfer in June and August 1989.
  (2) Runoff refers to scheduled principal payments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modifications, sale, condemnation or foreclosure).
  (3)     As a percentage of the total number of loans serviced.


     The following table sets forth the geographic distribution of the Company's servicing portfolio of single-family mortgage loans, including loans held for sale and subserviced for others, as of February 28, 1994.

                                     Percentage of
                                       Principal
                                        Balance
                                       Serviced

          California                     48.5%
          Florida                         3.8
          Texas                           3.6
          Washington                      3.5
          Massachusetts                   3.2
          Illinois                        2.7
          New Jersey                      2.5
          New York                        2.4
          Hawaii                          2.2
          Arizona                         2.1
          Pennsylvania                    2.1
          Other (1)                      23.4
                                        100.0%

 (1) No other state contains more than 2.0% of the properties securing loans in the Company's servicing portfolio.

      The Company's servicing portfolio is subject to reduction by normal amortization or by prepayment or foreclosure of outstanding loans. In addition, the Company has sold in the past and may sell in the future, a portion of its portfolio of loan servicing rights to other mortgage servicers. In general, the decision to sell servicing rights or newly originated loans on a servicing-released basis is based upon management's assessment of the Company's cash requirements, the Company's debt-to-equity ratio and other significant financial ratios, the market value of servicing rights and the Company's current and future earnings objectives.

      It is the Company's strategy to build and retain its servicing portfolio. Loans are serviced from two facilities, one in Simi Valley, California and one in Plano, Texas (see "Item 2--Properties"). The Company believes that it has developed systems that enable it to service mortgage loans efficiently and therefore enhance the returns it can earn from its investments in servicing rights. For example, data elements pertaining to loans originated or purchased by the Company are entered into the Company's EDGE system at the time of origination or purchase and are transferred to the loan servicing system without manual re-entry. Customer service representatives in both the California and Texas facilities have access to on-line screens containing all pertinent data about a customer's account, thus eliminating the need to refer to paper files and shortening the average length of a customer call. The Company has also purchased a new telephone system which enables it to control the flow of calls to both locations. The Company's payment processing equipment can process 10,000 checks per hour, which enables the Company to deposit all cash on the same day it is received. Many tax and insurance remittances on behalf of borrowers are processed electronically, thus eliminating the need for printed documentation and shortening the processing time required.

      The Company believes that the earnings from its servicing portfolio may substantially offset the effect of interest rate fluctuations on loan production earnings. In general, the value of the Company's servicing portfolio and the income generated therefrom improve as interest rates increase and decline when interest rates fall. Generally, in an environment of declining interest rates, which prevailed through most of the Company's fiscal year ended February 28, 1994, the rate of current and projected future prepayments increases, resulting in an increased rate of amortization of capitalized servicing fees receivable and purchased servicing rights. Such amortization, net of servicing hedge gain, is deducted from loan administration revenue. At the same time, the decline in interest rates contributes to high levels of loan production (particularly refinancings). Generally, in an environment of increasing interest rates, which prevailed at the end of the Company's fiscal year ended February 28, 1994, the rate of current and projected future prepayments decreases, resulting in a decreased rate of amortization of capitalized servicing fees receivable and purchased servicing rights, and a decrease in income from its servicing portfolio hedging activities. The increase in interest rates also causes loan production (particularly refinancings) to decline.

       During the year ended February 28, 1994, the increased loan production revenue related to the increase in loan production and the increase in loan administration income related to the resulting growth in the servicing portfolio have more than offset the effects of the increased amortization, net servicing hedge gain, of capitalized servicing fees receivable and purchased servicing rights. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

Financing of Mortgage Banking Operations

      The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently relies on sales of commercial paper supported by its unsecured mortgage warehouse credit facility, medium-term note issuances, pre-sale funding facilities, mortgage-backed securities and whole loan reverse-repurchase agreements, subordinated notes and cash flow from operations. The Company estimates that it has available committed and uncommitted credit facilities aggregating approximately $12 billion at February 28, 1994. In addition, in the past the Company has relied on bank borrowings collateralized by mortgage loans held for sale, servicing-secured bank facilities, privately-placed financings and public offerings of preferred and common stock. For further information on the material terms of the borrowings utilized by the Company to finance its inventory of mortgage loans and mortgage-backed securities and its investment in servicing rights, see "Management's Discussion and Analysis of Financial
Condition and Results of Operations--Liquidity and Capital Resources." The Company continues to investigate and pursue alternative and supplementary methods to finance its operations through the public and private capital markets. These may include such methods as mortgage loan sale transactions designed to expand the Company's financial capacity and reduce its cost of capital and the securitization of servicing income cash flows.

Seasonality

      The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, although refinancings tend to be less seasonal and more closely related to changes in interest rates. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In recent years, the impact of the typical seasonal pattern was somewhat offset by strong refinance activity caused by low mortgage interest rates and by an increase in the Company's market share.

C.   Countrywide Asset Management Corporation

       The   Company,  through  its  subsidiary  Countrywide  Asset   Management
Corporation ("CAMC"), manages the investments and oversees the day-to-day operations of CMI and its subsidiaries. For performing these services, CAMC receives a base management fee of 1/8 of 1% per annum of CMI's average invested assets not pledged to secure CMOs. CAMC also receives a management fee equal to 3/8 of 1% per annum of the average amounts outstanding under CMI's warehouse lines of credit. In addition, CAMC receives incentive compensation equal to 25% of the amount by which the CMI annualized return on equity exceeds the ten-year U.S. treasury rate plus 2%. CAMC waived all fees pursuant to the above for calendar year 1993. In addition, in 1993 CAMC absorbed $900,000 of operating expenses incurred in connection with its duties under the Management Agreement. CMI began paying all expenses of the new operations to CAMC in June 1993. As of December 31, 1993 and 1992, the consolidated total assets of CMI were $1.4 billion and $714 million, respectively. During the fiscal years ended February 28, 1994 and 1993, CAMC earned $0.1 million and $0.8 million, respectively, in base management fees from CMI and no incentive compensation. The Company and CAMC own 1,120,000 shares or approximately 3.50% of the common stock of CMI.

D.   Related Activities

      Through various other subsidiaries, the Company conducts business in a number of areas related to the mortgage banking business. The following is a brief description of the activities of these subsidiaries.

      The Company operates a securities broker-dealer, Countrywide Securities Corporation ("CSC"), which is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. CSC sells mortgage-backed securities on an odd-lot basis at prices higher than those available in the wholesale, round-lot market and subordinate structures of whole loan CMOs.

      The Company's insurance agency subsidiary, Countrywide Agency, Inc., acts as an agent for the sale of homeowners, fire, flood, mortgage life and disability insurance to mortgagors whose loans are serviced by CFC.

     Another subsidiary of the Company, Countrywide Title Corporation, serves as trustee under deeds of trust in connection with the Company's mortgage loan production in California.

      Countrywide  Servicing Exchange ("CSE") is a national servicing  brokerage
and  consulting  firm.   CSE acts as an agent facilitating transactions  between
buyers and sellers of bulk servicing contracts.

      While  no  longer  engaged  in the business  of  originating  mobile  home installment contracts, a subsidiary of the Company, Countrywide Partnership Investments, Inc., owns and operates five mobile home parks in Houston and Fort Worth, Texas and Jacksonville, Florida. The Company's investment in the mobile home parks and the mobile home coaches was approximately $18 million at February 28, 1994.

E.   Regulation

      The Company's mortgage banking business is subject to the rules and regulations of HUD, FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination, provide for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Moreover, FHA lenders such as the Company are required annually to submit to the Federal Housing Commissioner audited financial statements, and GNMA requires the maintenance of specified net worth levels (which vary depending on the amount of GNMA securities issued by the Company). The Company's affairs are also subject to examination by the Federal Housing Commissioner at all times to assure compliance with the FHA regulations, policies and procedures. Mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

      Additionally, there are various state laws and regulations affecting the Company's mortgage banking operations. The Company is licensed as a mortgage banker or retail installment lender in those states in which such license is required.

      Conventional mortgage operations may also be subject to state usury statutes. FHA and VA loans are exempt from the effect of such statutes.

      Securities broker-dealer operations are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.

      Insurance agency operations are subject to insurance laws of each of the states in which the Company conducts such operations.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Prospective Trends" for discussion of current proposed federal legislation.

F.   Competition

      The mortgage banking industry is highly competitive and fragmented. The Company competes with other financial intermediaries (such as mortgage bankers, state and national banks, savings and loan associations, credit unions and insurance companies) and mortgage banking subsidiaries or divisions of diversified companies. The Company competes principally by offering products with competitive features, by emphasizing the quality of its service and by pricing its range of products at competitive rates.

      In recent years, the aggregate share of the United States market for residential mortgage loans that is served by mortgage bankers has risen, principally due to the decline in the savings and loan industry. According to industry statistics, mortgage bankers' aggregate share of this market increased from approximately 19% during calendar year 1989 to approximately 52% during calendar year 1993. The Company believes that it has benefited from this trend.

G.   Employees

      At February 28, 1994, the Company employed 4,867 persons, 3,908 of whom were engaged in production activities, 779 were engaged in loan administration activities, and 180 in other activities. None of the employees was represented by a bargaining agent.

ITEM 2.         PROPERTIES

      The primary executive and administrative offices of the Company and its subsidiaries are located in leased space at 155 North Lake Avenue and 35 North Lake Avenue, Pasadena, California, and consist of approximately 241,000 square feet. The principal leases covering such space expire in the year 2001. The Company also owns an office facility of approximately 300,000 square feet located on 43.5 acres in Simi Valley, California, which is used primarily to house the Company's loan servicing and data processing operations. The Company leases or owns office space in several other buildings in the Pasadena area.

      On July 26, 1993, the Company purchased a 253,000 square foot office building situated on eighteen acres in Plano, Texas. The new facility will house a portion of the Company's loan servicing, loan production and data processing operations. In addition, this facility provides the Company with a business recovery site.

      CFC leases office space for each of its Retail Division branch and satellite offices (approximately 210 to 2,400 square feet), Wholesale Division branch offices (approximately 1,360 to 4,557 square feet), Correspondent Division offices (approximately 7,416 to 19,584 square feet) and the Consumer Division offices (approximately 4,609 to 8,856 square feet). The leases vary in duration and escalation provisions. In general, leases extend through fiscal year 1999, contain buyout provisions and provide for escalation tied to the Consumer Price Index or increases in operating costs of the premises.

     During fiscal 1987, the Company, through several subsidiaries, purchased 98 acres in Florida and 185 acres in Texas for use as mobile home parks. Of the 283 acres purchased, 215 acres were developed, 34 acres were undeveloped and 34 acres were wetlands. As of February 28, 1994, the acquired properties consisted of 1,356 completed mobile home pads, occupied by 741 mobile homes owned by the Company and 408 mobile homes owned by third parties, with 207 vacant pads.


ITEM 3.         LEGAL PROCEEDINGS

     None.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.         MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

      The Company's common stock is listed on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange (Symbol: CCR). The following table sets forth the high and low sales prices (as reported by the NYSE) for the Company's common stock and the amount of cash dividends declared for the fiscal years ended February 28, 1994 and 1993, both adjusted to reflect the 3-for-2 stock split paid May 3, 1994 and the 5% stock dividend paid April 23, 1993.

                                                Cash Dividends
              Fiscal 1994      Fiscal 1993         Declared
                                                Fiscal   Fiscal
    Quarter   High    Low      High    Low       1994     1993

    First    $23.25  $16.92   $16.25  $10.85     $0.07    $0.06
    Second    22.17   17.25    19.84   12.28      0.07     0.07
    Third     23.33   16.25    18.81   14.45      0.07     0.07
    Fourth    19.08   15.25    22.07   14.21      0.08     0.07


      The Company has declared and paid cash dividends on its common stock quarterly since 1979, except that no cash dividend was declared in the fiscal quarter ended February 28, 1982. For the fiscal years ended February 28, 1994 and 1993, the Company declared quarterly cash dividends aggregating $0.29 per share and $0.25 per share, respectively. On March 21, 1994, the Company declared a quarterly cash dividend of $0.08 per common share, paid April 26, 1994. The Company also declared a 3-for-2 stock split paid on May 3, 1994.

      The ability of the Company to pay dividends in the future is limited by various restrictive covenants in the debt agreements of the Company; the earnings, cash position and capital needs of the Company; general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company is prohibited under certain of its debt agreements, including its guaranties of CFC's mortgage warehouse credit facility, from paying dividends on any capital stock (other than the preferred stock so long as no event of default under the agreements exists at the time) in excess of the greater of: (i) the after-tax net income of the Company, determined in accordance with generally accepted accounting principles, for the fiscal year to the end of the quarter to which the dividends relate; and (ii) the aggregate amount of dividends paid on common stock during the immediately preceding year. The primary source of funds for payments to stockholders by the Company is dividends received from its subsidiaries. Accordingly, such payments by the Company in the future also depend on various restrictive covenants in the debt obligations of its subsidiaries; the earnings, the cash position and the capital needs of its subsidiaries; as well as laws and regulations applicable to its subsidiaries. Unless the Company and CFC each maintain specified minimum levels of net worth and certain other financial ratios, dividends could not be paid by the Company and CFC in compliance with certain of CFC's debt obligations (including the mortgage warehouse credit facility). See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

      The Company has paid stock dividends and declared stock splits since 1978 as follows: 50% in October 1978, 50% in July 1979; 15% in November 1979; 15% in May 1980; 30% in November 1980; 30% in May 1981; 3% in February 1982; 2% in May 1982; 0.66% in April 1983; 1% in July 1983; 2% in April 1984; 2% in November
1984;  2%  in June 1985; 2% in October 1985; 2% in March 1986; 3-for-2 split  in
September 1986; 2% in April 1987; 2% in April 1988; 2% in October 1988; 2% in November 1989; 3-for-2 split in July 1992; 5% in April 1993; and 3-for-2 split in May 1994.

      As of April 27, 1994, there were 1,960 shareholders of record of the Company's common stock.

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA
                                             Years ended February 28(29),
 (Dollar amounts in
 thousands, except per
 share data)                   1994         1993        1992         1991        1990
 Selected Statement of
 Earnings Data:
 Revenues:
   Loan origination fees       $379,533     $241,584     $91,933      $38,317     $31,823
   Gain on sale of loans         88,212       67,537      38,847       24,236      10,756
   Loan production revenue      467,745      309,121     130,780       62,553      42,579

   Interest earned              376,225      211,542     115,213       83,617      78,493
   Interest charges           (275,906)    (148,765)    (81,959)     (73,428)    (74,687)
      Net interest income       100,319       62,777      33,254       10,189       3,806

   Loan servicing income        307,477      177,291      94,830       66,486      55,283
   Less amortization, net
   of servicing hedge gain    (168,777)     (77,287)    (36,768)     (24,871)    (18,732)
     Loan administration
     income, net                138,700      100,004      58,062       41,615      36,551

   Gain on sale of
     servicing                        -            -       4,302        6,258      10,674
   Commissions, fees and
     other income                48,816       33,656      19,714       14,396      10,663
     Total revenues             755,580      505,558     246,112      135,011     104,273
 Expenses:
   Salaries and related
     expenses                   227,702      140,063      72,654       48,961      42,187
   Occupancy and other
     office expenses            101,691       64,762      36,645       24,577      22,821
   Guarantee fees                57,576       29,410      13,622        9,529       6,918
   Marketing expenses            26,030       12,974       5,015        3,117       2,558
   Other operating
     expenses                    43,481       24,894      17,849       11,642       7,982
       Total expenses           456,480      272,103     145,785       97,826      82,466

 Earnings before income
 taxes                          299,100      233,455     100,327       37,185      21,807
 Provision for income
 taxes                          119,640       93,382      40,131       14,874       8,722
 Net earnings                  $179,460     $140,073     $60,196      $22,311     $13,085

 Per Share Data (1):
 Primary -                        $1.97        $1.65       $0.89        $0.48       $0.31
 Fully diluted -                  $1.94        $1.52       $0.81        $0.43       $0.31

 Cash dividends per share         $0.29        $0.25       $0.15        $0.12       $0.11
 Weighted average shares
 outstanding -
    Primary                   90,501,000  82,514,000  63,800,000   41,576,000  41,540,000
    Fully diluted             92,445,000  92,214,000  74,934,000   53,679,000  45,819,000

 Selected   Balance   Sheet
 Data at End of Period:
 Total assets                 $5,585,521 $ 3,299,133  $2,409,974  $ 1,121,999    $839,366
 Short-term debt              $3,111,945 $ 1,579,689  $1,046,289  $   459,470    $321,598
 Long-term debt               $1,197,096 $   734,762  $  383,065  $   153,811    $106,005
 Convertible preferred
   stock                               - $    25,800  $   37,531  $    38,098           -
 Common shareholders'
   equity                     $  880,137 $   693,105  $  558,617  $   133,460    $117,465

 Operating Data (dollar
 amounts in millions):
 Loan servicing portfolio
 (2)                             $84,678     $54,484     $27,546      $15,684     $12,515
 Volume of loans
 originated                      $52,459     $32,388     $12,156      $ 4,577     $ 3,640

 (1) Adjusted to reflect subsequent stock dividends and splits.
 (2) Includes warehoused loans and loans under subservicing agreements.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's strategy is concentrated on three components of its business: loan production, loan servicing and businesses ancillary to mortgage lending. See "Item 1. Business--Mortgage Banking Operations." The Company intends to continue its efforts to increase its market share of, and realize increased income from, its loan production. In addition, the Company is engaged in building its loan servicing portfolio because of the returns it can earn from such investment and because the Company believes that servicing income characteristics are countercyclical to the effect of interest rate increases on loan origination income. Finally, the Company is involved in business activities complementary to its mortgage banking business, such as acting as agent in the sale of homeowners, fire, flood, mortgage life and disability insurance to its mortgagors, brokering servicing rights and selling odd-lot and other mortgage-backed securities.

      The Company's results of operations historically have been primarily influenced by: (i) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and the demographics of the Company's lending markets; (ii) the direction of interest rates and (iii) the relationship between mortgage interest rates and the cost of funds.

      During the fiscal year ended February 29, 1992 ("Fiscal 1992"), the Company's market share increased to an estimated 2.1% of all mortgage originations from 1% in Fiscal 1991 due primarily to the continued withdrawal of savings and loans and other competitors from the market or the curtailment of their operations due to an inability to access credit. The Company also experienced growth in its adjustable-rate mortgage ("ARM") production due to the relative competitiveness of the Company's ARM products and the continued development of the secondary market for ARMs. The growth in the Company's servicing portfolio during Fiscal 1992 was the result of increased loan production volume and the acquisition of bulk servicing rights.

      The fiscal year ended February 28, 1993 ("Fiscal 1993") was a then-record performance year for the Company. The Company became the leader in single-family mortgage loan originations in calendar year 1992. This performance was due to: (i) the development of a stronger capital base that supported increased production; (ii) implementation of an expansion strategy for the production divisions designed to penetrate new markets and expand in existing markets, particularly outside California, and to further increase market share in both the purchase and refinance market segments; (iii) development of state-of-the-art technologies that expanded the Company's production and servicing capabilities and capacity and (iv) a decline in average mortgage interest rates. In Fiscal 1993, the Company's market share increased to approximately 4% of the single-family mortgage origination market. During the year ended February 28, 1993, the Company's servicing portfolio nearly doubled to $54.5 billion.

      The Company's performance during the fiscal year ended February 28, 1994 ("Fiscal 1994") set new operating records. In calendar year 1993, the Company became the nation's largest servicer of single-family mortgages and at February 28, 1994 had a servicing portfolio of $84.7 billion, an increase of 55% over the portfolio at the end of Fiscal 1993. This servicing portfolio growth was accomplished through increased loan production volume of low-coupon mortgages. In addition, the Company acquired bulk servicing rights with an aggregate principal balance of $3.4 billion. The Company also maintained its position as the nation's leader in originations of single-family mortgages for the second consecutive year. This performance was due to: (i) continued implementation of the Company's production expansion strategy designed to penetrate new markets and expand in existing markets, particularly outside California, and to further increase market share; (ii) a continued decline in average mortgage interest rates that prevailed during most of 1993 and (iii) introduction of new technologies that improved productivity. In Fiscal 1994, the Company's market share increased to approximately 5.1% of the estimated $1.0 trillion single-family mortgage origination market, up from approximately 4% of the estimated $825 billion market in Fiscal 1993.

RESULTS OF OPERATIONS

Fiscal 1994 Compared with Fiscal 1993

      Revenues for Fiscal 1994 increased 49% to $755.6 million from $505.6 million for Fiscal 1993. Net earnings increased 28% to $179.5 million in Fiscal 1994 from $140.1 million in Fiscal 1993. The increase in revenues and net earnings for Fiscal 1994 reflected increased loan production and continued growth of the loan servicing portfolio. The increase in revenues was partially offset by an increase in expenses.

      The total volume of loans produced increased 62% to $52.5 billion for Fiscal 1994 from $32.4 billion for Fiscal 1993. Refinancings totaled $39.2 billion, or 75% of total fundings for Fiscal 1994, as compared to $23.6 billion or 73% of total fundings for Fiscal 1993. ARM loan production totaled $10.1 billion, or 19% of total fundings for Fiscal 1994, as compared to $9.2 billion or 28% of total fundings for Fiscal 1993. Production in the Company's Retail Division increased to $7.7 billion for Fiscal 1994 compared to $4.6 billion for Fiscal 1993. Production in the Company's Wholesale Division increased to $21.5 billion (which included approximately $10.9 billion of originated loans and $10.6 billion of purchased loans) for Fiscal 1994 compared to $15.5 billion (which included approximately $8.7 billion of originated loans and $6.8 billion of purchased loans) for Fiscal 1993. The Company's Correspondent Division purchased $19.4 billion in mortgage loans for Fiscal 1994 compared to $10.8 billion for Fiscal 1993. Production in the Company's Consumer Division increased to $3.9 billion for Fiscal 1994 compared to $1.5 billion for Fiscal 1993. The factors which affect the relative volume of production among the Company's four divisions include pricing decisions and the relative competitiveness of such pricing, the level of real estate and mortgage lending activity in each Division's markets, and the success of each Division's sales and marketing efforts.

      At February 28, 1994 and 1993, the Company's pipeline of loans in process was $7.6 billion and $5.9 billion, respectively. In addition, at February 28, 1994, the Company has committed to make loans in the amount of $1.6 billion, subject to property identification and borrower qualification. At February 28, 1993, the amount of loan commitments subject to property identification and borrower qualification was not material. Historically, approximately 43% to 75% of the pipeline of loans in process has funded. In Fiscal 1994 and Fiscal 1993, the Company received 515,104 and 340,242 new loan applications, respectively, at an average daily rate of $282 million and $191 million, respectively. The following actions were taken during Fiscal 1994 on the total applications received during that year: 358,257 loans (70% of total applications received) were funded and 98,809 applications (19% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during Fiscal 1993 on the total applications received during that year: 212,765 loans (63% of total applications received) were funded and 79,991 applications (24% of total applications received) were either rejected by the Company or withdrawn by the applicant. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.

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

      Net interest income (interest earned net of interest charges) increased to $100.3 million for Fiscal 1994 from $62.8 million for Fiscal 1993. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($110.1 million and $59.4 million for Fiscal 1994 and Fiscal 1993, respectively); (ii) interest expense related to the Company's investment in servicing rights ($68.0 million and $21.3 million for Fiscal 1994 and Fiscal 1993, respectively) and (iii) interest income earned from the escrow balances associated with the Company's servicing portfolio ($58.2 million and $21.8 million for Fiscal 1994 and Fiscal 1993, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was attributable to an increase in loan production. The increase in interest expense on the investment in servicing rights resulted primarily from an increase in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans which payments exceeded the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The increase in net interest income earned from the escrow balances was related to larger escrow account balances (caused by a larger servicing portfolio and an increase in the prepayment rate of the Company's servicing portfolio), offset somewhat by a decline in the earnings rate from Fiscal 1993 to Fiscal 1994.

      During Fiscal 1994, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At February 28, 1994, the Company serviced $84.7 billion of loans (including $0.6 billion of loans subserviced for others) compared to $54.5 billion (including $0.6 billion of loans subserviced for others) at February 28, 1993, a 55% increase. The growth in the Company's servicing portfolio during Fiscal 1994 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments and scheduled amortization of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at February 28, 1994, was 7.2% compared to 8.0% at February 28, 1993. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is countercyclical to loan origination income. See "Prospective Trends--Market Factors."

      During  Fiscal  1994,  the  prepayment rate  of  the  Company's  servicing portfolio was 35%, as compared to 20% for Fiscal 1993. In general, the prepayment rate is affected by the relative level of mortgage interest rates, activity in the home purchase market and the relative level of home prices in a particular market. The increase in the prepayment rate is primarily attributable to increased refinance activity caused by generally declining mortgage interest rates. During most of Fiscal 1994, interest rates continued their decline to historically low levels although they began to rise toward the end of the year. Significant unanticipated prepayments in the Company's servicing portfolio could have a material adverse effect on the Company's future operating results or liquidity. The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. To further mitigate the effect on earnings of higher amortization (which is deducted from loan servicing income) resulting from increased prepayment activity, the Company purchases call options that increase in value when interest rates decline (the "Servicing Hedge").

       For Fiscal 1994, total amortization amounted to $242.2 million, representing an annual rate of 28% of average capitalized servicing fees receivable and purchased servicing rights ("Servicing Assets"). Amortization for Fiscal 1994 was partially offset by net Servicing Hedge gains which aggregated $73.4 million. For Fiscal 1993, total amortization was $151.4 million, or an annual rate of 29% of the average Servicing Assets. This amortization amount was comprised of $101.4 million related to current and projected prepayment rates and $50.0 million resulting from Servicing Hedge gains, in accordance with accounting policies described in Notes A7 and A8 to the Company's Consolidated Financial Statements. Amortization for Fiscal 1993 was offset by Servicing Hedge gains which aggregated $74.1 million. The factors affecting the rate of amortization recorded in an accounting period include the level of prepayments during the period, the change in prepayment expectations and the amount of Servicing Hedge gains in excess of amortization due to impairment.

       The   following  summarizes  the  notional  amounts  of  servicing  hedge transactions.

                                                     Long Call
                                       Long           Options
                                       Call           on U.S.
                                      Options         Treasury
 (Dollar amounts in millions)         on MBS          Futures

 Balance, March 1, 1991              $   -           $   -
      Additions                        560               -
 Balance, February 29, 1992            560               -
      Additions                      2,287          700
      Dispositions                   2,847          700
 Balance, February 28, 1993              -               -
      Additions                      4,700          2,520
      Dispositions                   2,700          750
 Balance, February 28, 1994         $2,000          $1,770

      The long call options purchased by the Company protect the value of the investment in servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, as they did toward the end of Fiscal 1994, the value of the servicing rights increases while the value of the options declines. The value (i.e., replacement cost) of the options can decline below the remaining unamortized cost of such options, but the options cannot expose the Company to loss beyond its initial outlay to acquire them. Although the replacement cost of the call options tends to decline when interest rates rise, the options continue to provide protection over their remaining term against a decline in interest rates below the level implied at purchase by their exercise price. Accordingly, the Company amortizes option premiums over the lives of the respective options. Any unamortized premium remaining when an option gain is realized (through exercise or sale) is deducted from such gain. At February 28, 1994, the call options on mortgage-backed securities, which expire from March through September 1994, had an unamortized cost of approximately $19 million and a replacement value of approximately $1 million. At February 28, 1994, the call options on U.S. treasury futures, which expire in September 1994, had an
unamortized  cost  of   approximately $21 million and  a  replacement  value  of
approximately $7 million. To the extent that interest rates remain at the higher levels to which they rose subsequent to the end of Fiscal 1994, the Company should be able to replace existing Servicing Hedge positions at a cost significantly below that previously paid for option premiums providing such coverage.

      During Fiscal 1994, the Company acquired bulk servicing rights for loans with principal balances aggregating $3.4 billion at a price of $46.6 million or 1.36% of the aggregate outstanding principal balances of the servicing portfolios acquired. During Fiscal 1993, the Company acquired bulk servicing rights for loans with principal balances aggregating $2.7 billion at a price of $34.3 million or 1.29% of the aggregate outstanding principal balances of the servicing portfolios acquired.

      Salaries and related expenses are summarized below for Fiscal 1994 and Fiscal 1993.

  (Dollar amounts  in
  thousands)                        Fiscal 1994
                                       Loan
                      Production    Administra      Other
                      Activities      -tion      Activities      Total

  Base Salaries        $123,454      $18,974       $4,730       $147,158

  Incentive Bonus        54,460          323        2,663         57,446

  Payroll  Taxes  and
  Benefits               18,896        3,544          658         23,098

  Total Salaries  and
  Related Expenses     $196,810      $22,841       $8,051       $227,702

  Average  Number  of
  Employees               3,351          680          145          4,176


  (Dollar amounts  in
  thousands)                        Fiscal 1993
                                       Loan
                      Production    Administra      Other
                      Activities      -tion       Activities     Total

  Base Salaries       $  73,114      $13,801      $  4,666       $91,581

  Incentive Bonus        32,455          145         2,502        35,102

  Payroll  Taxes  and
  Benefits               10,253        2,470           657        13,380

  Total Salaries  and
  Related Expenses     $115,822      $16,416      $  7,825      $140,063

  Average  Number  of
  Employees               2,024          490           118         2,632


      The amount of salaries increased during Fiscal 1994 primarily due to the increased number of employees resulting from increased loan production and an increased servicing portfolio. Incentive bonuses earned during Fiscal 1994 increased primarily due to increased loan production and increases in loan production personnel.

     Occupancy and other office expenses for Fiscal 1994 increased 57% to $101.7 million from $64.8 million for Fiscal 1993. This increase was attributable primarily to the expansion of the Retail and Wholesale Divisions' branch networks. As of February 28, 1994, there were 295 Retail Division branch offices (including 110 satellite offices and nine regional support centers) and 80 Wholesale Division branch offices (including 11 regional support centers). As of February 28, 1993, there were 167 Retail Division branch offices (including 45 satellite offices and two regional support centers) and 55 Wholesale Division branch offices (including nine regional support centers). In addition, the increase in the Company's loan production and loan servicing portfolio has resulted in an increase in occupancy and other office expenses related to the Company's central office.

     Guarantee fees (fees paid to guarantee timely and full payment of principal and interest on mortgage-backed securities and whole loans sold to permanent investors and to transfer the recourse provisions of the loans in the servicing portfolio) for Fiscal 1994 increased 96% to $57.6 million from $29.4 million for Fiscal 1993. This increase resulted primarily from an increase in the servicing portfolio.

      Marketing expenses for Fiscal 1994 increased 101% to $26.0 million from $13.0 million for Fiscal 1993. The increase in marketing expenses reflected the Company's strategy to expand its market share, particularly in the home purchase lending market.

      Other operating expenses for Fiscal 1994 increased over Fiscal 1993 by $18.6 million, or 75%. This increase was due primarily to several factors, including increased loan production, a larger servicing portfolio and expansion of loan production capabilities.

   Profitability of Loan Production and Servicing Activities

      In Fiscal 1994, the Company's pre-tax income from its loan production activities (which include loan origination and purchases, warehousing and sales) was $250.1 million. In Fiscal 1993, the Company's comparable pre-tax earnings were $175.8 million. The increase of $74.3 million is primarily attributed to higher loan production. In Fiscal 1994, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance and acting as tax payment agent) was $46.6 million as compared to $53.0 million in Fiscal 1993. The additional loan administration revenues derived from a larger portfolio during Fiscal 1994 were more than offset by an increase in amortization of the Servicing Assets, net of gains from the Servicing Hedge, and an increase in Interest Costs Incurred on Payoffs.

Fiscal 1993 Compared with Fiscal 1992

      Revenues for Fiscal 1993 increased 105% to $505.6 million from $246.1 million for Fiscal 1992. Net earnings increased 133% to $140.1 million in Fiscal 1993 from $60.2 million in Fiscal 1992. The increase in revenues and net earnings for Fiscal 1993 reflected increased loan production, continued growth of the loan servicing portfolio and improved performance of certain of the Company's other operations. The increase in revenues was partially offset by an increase in expenses.

      The total volume of loans produced increased 166% to $32.4 billion for Fiscal 1993 from $12.2 billion for Fiscal 1992. Refinancings totaled $23.6 billion, or 73% of total fundings for Fiscal 1993, as compared to $7.1 billion or 58% of total fundings for Fiscal 1992. The Company also experienced growth in its ARM production due to the competitiveness of the Company's ARM products and the continued development of the secondary market for ARMs. ARM loan production totaled $9.2 billion, or 28% of total fundings for Fiscal 1993, as compared to $2.5 billion or 21% of total fundings for Fiscal 1992. Production in the Company's Retail Division increased to $4.6 billion for Fiscal 1993 compared to $2.8 billion for Fiscal 1992. Production in the Company's Wholesale Division increased to $15.5 billion (which included approximately $8.7 billion of originated loans and $6.8 billion of purchased loans) for Fiscal 1993 compared to $5.1 billion (which included approximately $3.7 billion of originated loans and $1.4 billion of purchased loans) for Fiscal 1992. The Company's Correspondent Division purchased $10.8 billion in mortgage loans for Fiscal 1993 compared to $3.9 billion for Fiscal 1992. Production in the Company's Consumer Division increased to $1.5 billion for Fiscal 1993 compared to $0.4 billion for Fiscal 1992.

      At  February  28(29), 1993 and 1992, the Company's pipeline  of  loans  in process was $5.9 billion and $4.4 billion, respectively. Historically, approximately 43% to 75% of the pipeline of loans in process has funded. In Fiscal 1993 and Fiscal 1992, the Company received 340,242 and 146,410 new loan applications, respectively, at an average daily rate of $191 million and $82 million, respectively. Of the total applications received for Fiscal 1993, 212,765 loans (63% of total applications received) were funded in Fiscal 1993 and 79,991 applications (24% of total applications received) were either rejected by the Company or withdrawn by the applicant in Fiscal 1993. For Fiscal 1992, 71,399 loans (49% of total applications received) were funded in Fiscal 1992 and 31,307 applications (21% of total applications received) were either rejected by the Company or withdrawn by the applicant in Fiscal 1992. The increase from Fiscal 1992 to Fiscal 1993 in the percentage of total applications that were funded is caused by the decline from Fiscal 1992 to Fiscal 1993 in the percentage of applications received that were in process at the respective year-end, which were 13% and 30% at February 28, 1993 and February 29, 1992, respectively.

     Loan origination fees and gain on sale of loans benefited from the increase in loan production as quantified above. The percentage increase in loan origination fees was less than the percentage increase in total production primarily because of the larger increase in production by the divisions that, because of lower cost structures, charge lower origination fees per dollar loaned.

      Net interest income (interest earned net of interest charges) increased to $62.8 million for Fiscal 1993 from $33.3 million for Fiscal 1992. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($59.4 million and $18.2 million for Fiscal 1993 and Fiscal 1992, respectively); (ii) interest expense on the debt financing the Company's investment in servicing rights ($21.3 million and $11.2 million for Fiscal 1993 and Fiscal 1992, respectively); (iii) interest income earned from the escrow balances associated with the Company's servicing portfolio ($21.8 million and $13.0 million for Fiscal 1993 and Fiscal 1992, respectively); and (iv) prior to ceasing operations of Countrywide Thrift and Loan ("CTL"), the Company's thrift subsidiary, net interest income earned from finance receivables ($3.4 million and $10.8 million for Fiscal 1993 and Fiscal 1992, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was attributable to an increase in loan production and an improvement in spreads between mortgage rates and short-term borrowing rates. The decline in short-term borrowing rates was due to market conditions and the availability of lower cost financing resulting from improvements in the Company's debt ratings. The increase in interest expense on the investment in servicing rights resulted primarily from an increase in Interest Costs Incurred on Payoffs. The increase in net interest income earned from the escrow balances was related to larger escrow account balances (caused by a larger servicing portfolio), offset somewhat by a decline in the earnings rate from Fiscal 1992 to Fiscal 1993. The decrease in net interest income earned from finance receivables was due to the sale of such receivables by CTL prior to termination of its operations on September 1, 1992.

      During Fiscal 1993, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At February 28, 1993, the Company serviced $54.5 billion of loans (including $0.6 billion of loans subserviced for others) compared to $27.5 billion (including $0.4 billion of loans subserviced for others) at February 29, 1992, a 98% increase. The growth in the Company's servicing portfolio during Fiscal 1993 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments of mortgage loans which increased as a result of heightened refinance activity. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at February 28, 1993 was 8.0% compared to 9.2% at February 29, 1992.

      During Fiscal 1993, the prepayment rate of the Company's servicing portfolio was 20%, as compared to 14% for Fiscal 1992. The increase in the prepayment rate is primarily attributable to increased refinance activity caused by a decline in mortgage interest rates.

       For Fiscal 1993, total amortization amounted to $151.4 million, representing an annual rate of 29% of average capitalized servicing fees receivable and purchased servicing rights ("Servicing Assets"), and 142% of the portfolio prepayment rate. This amortization amount was comprised of $101.4 million related to current and projected prepayment rates and $50.0 million resulting from a writedown of the Servicing Assets. Amortization for Fiscal 1993 was offset by Servicing Hedge gains which aggregated $74.1 million. For Fiscal 1992, total amortization was $53.8 million, or an annual rate of 16% of the average Servicing Assets, and 121% of the portfolio prepayment rate. During Fiscal 1992, the Company recognized $17.0 million in Servicing Hedge gains, all of which was used to offset the increased amortization of the Servicing Assets.

      No loans were sold on a servicing-released basis and no servicing rights were sold by the Company during Fiscal 1993. The Company sold newly originated loans on a servicing-released basis during Fiscal 1992 resulting in a gain of $4.3 million. The principal amount of loans sold servicing-released for Fiscal 1992 was $233.3 million. In general, the decision to sell servicing rights or newly originated loans on a servicing-released basis is based upon management's assessment of the Company's cash requirements, the Company's debt-to-equity ratio and other significant financial ratios, the market for and present value of servicing rights and the Company's current and future earnings objectives.

      During Fiscal 1993, the Company acquired bulk servicing rights for loans with principal balances aggregating $2.7 billion at a price of $34.3 million or 1.29% of the aggregate outstanding principal balances of the servicing portfolios acquired. During Fiscal 1992, the Company acquired bulk servicing rights for loans with principal balances aggregating $2.9 billion at a price of $36.7 million or 1.27% of the aggregate outstanding principal balances of the servicing portfolios acquired.

      Salaries and related expenses are summarized below for Fiscal 1993 and Fiscal 1992.

  (Dollar amounts  in
  thousands)                        Fiscal 1993
                                       Loan
                      Production    Administra       Other
                      Activities       -tion      Activities      Total

  Base Salaries         $  73,114      $ 13,801     $   4,666     $ 91,581

  Incentive Bonus          32,455           145         2,502       35,102

  Payroll  Taxes  and
  Benefits                 10,253         2,470           657       13,380

  Total Salaries  and
  Related Expenses      $ 115,822      $ 16,416     $   7,825     $140,063

  Average  Number  of
  Employees                 2,024           490           118        2,632

  (Dollar amounts  in                 Fiscal 1992
  thousands)
                                         Loan
                         Production   Administra       Other
                         Activities      -tion       Activities    Total

  Base Salaries            $ 35,940      $  8,989      $  4,715   $ 49,644

  Incentive Bonus            14,436           115           688     15,239

  Payroll  Taxes  and
  Benefits                    5,571         1,558           642      7,771

  Total Salaries  and
  Related Expenses         $ 55,947      $ 10,662      $  6,045   $ 72,654

  Average  Number  of
  Employees                     948           319           118      1,385

      The amount of salaries incurred during Fiscal 1993 has increased primarily due to the increased number of employees resulting from increased loan production and an increased servicing portfolio. Incentive bonuses earned during Fiscal 1993 increased primarily due to increased loan production and production personnel.

      Occupancy and other office expenses for Fiscal 1993 increased 77% to $64.8 million from $36.6 million for Fiscal 1992. This increase was attributable primarily to the expansion of the Retail and Wholesale Divisions' branch network. As of February 28, 1993, there were 167 Retail Division branch offices (including 45 satellite offices and two regional support centers) and 55 Wholesale Division branch offices (including nine regional support centers). As of February 29, 1992, there were 99 Retail Division branch offices and 32 Wholesale Division branch offices (including four regional support centers). In addition, the increase in the Company's loan production and loan servicing portfolio has resulted in an increase in occupancy and other office expenses related to the Company's central office.

     Guarantee fees (fees paid to guarantee timely and full payment of principal and interest on mortgage-backed securities and whole loans sold to permanent investors and to transfer the recourse provisions of the loans in the servicing portfolio) for Fiscal 1993 increased 116% to $29.4 million from $13.6 million for Fiscal 1992. This increase was a direct result of the increase in the servicing portfolio during the year ended February 28, 1993.

      Marketing expenses for Fiscal 1993 increased 160% to $13.0 million from $5.0 million for Fiscal 1992. The increase in marketing expenses reflected the Company's strategy to expand its market share, particularly in the home purchase lending market.

     Other operating expenses for Fiscal 1993 increased over Fiscal 1992 by $7.0 million, or 39%. This increase was due primarily to several factors including the following: (i) increased loan production and a larger servicing portfolio;
(ii)  expansion of loan production capabilities and other related expenses;  and
(iii) the growth of certain of the Company's other subsidiaries' operations, including the subsidiary that is a registered broker-dealer of securities, the subsidiary that brokers servicing contracts owned by other mortgage lenders and loan servicers and the subsidiary that is an independent insurance agent offering homeowners and mortgage life policies to the Company's mortgage customers.

   Profitability of Loan Production and Servicing Activities

      In Fiscal 1993, the Company's pre-tax income from its loan production activities (which include loan origination and purchases, warehousing and sales) was $175.8 million. In Fiscal 1992, the Company's comparable pre-tax earnings were $63.3 million. The increase of $112.5 million is primarily attributed to higher loan production. In addition, the Company experienced a 0.15% decline in its production costs per loan due to greater efficiencies and the relative growth of the Wholesale Division and Correspondent Division which have lower production costs per loan. In Fiscal 1993, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance and acting as tax payment agent) was $53.0 million as compared to $31.0 million in Fiscal 1992. The additional loan administration revenues derived from a larger portfolio during Fiscal 1993 were partially offset by an increase in amortization of the Servicing Assets, net of gains from the Servicing Hedge, and an increase in Interest Costs Incurred on Payoffs.

INFLATION

      Inflation affects the Company in the areas of loan production and servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings primarily due to increased amortization of the Servicing Assets, a decreased rate of interest earned from the escrow balances, and increased Interest Costs Incurred on Payoffs. Conversely, as interest rates increase, loan production, particularly from loan refinancings, decreases, although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by a more vibrant economy or anticipation of increasing real estate values. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down, thereby extending the average life of the Company's servicing portfolio and reducing Interest Costs Incurred on Payoffs, and because the rate of interest earned from the escrow balances tends to increase. This is particularly noteworthy as the Company's servicing portfolio grows.

SEASONALITY

      The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, although refinancings tend to be less seasonal and more closely related to changes in interest rates. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In recent years, the impact of the typical seasonal pattern was somewhat offset by strong refinance activity caused by low mortgage interest rates and by an increase in the Company's market share.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently relies on sales of commercial paper supported by the mortgage warehouse credit facility, medium-term note issuances, pre-sale funding facilities, mortgage-backed securities and whole loan reverse-repurchase agreements, subordinated notes and cash flow from operations. In addition, in the past the Company has relied on bank borrowings collateralized by mortgage loans held for sale, servicing-secured bank facilities, privately-placed financings and public offerings of preferred and common stock. The Company's cost of financing has been lowered from prior levels due to improvements in the Company's debt ratings. See Note D to the Company's Consolidated Financial Statements included herein for more information on the Company's financings.

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

      On July 6, 1993, the Company called all of its outstanding Convertible Preferred Stock, which was represented by depositary convertible shares (each depositary share represented 1/10 of a share of Convertible Preferred Stock). Each depositary share was convertible into 6.3 shares of Common Stock or redeemable for $27.375 in cash. All holders converted their shares into Common Stock.

   Cash Flows

      Operating Activities In Fiscal 1994, the Company's operating activities used cash on a short-term basis to fund the increase of its warehouse of mortgage loans by approximately $1.4 billion and to fund other asset and working capital increases of $377 million. The cash used for these activities was provided primarily by cash flow from financing activities, as discussed below. The Company's operating activities also generated $557 million of positive cash flow, which was principally allocated to the long-term investment in servicing as discussed below under Investing Activities.

      Investing Activities Net cash used by investing activities increased to $765 million for Fiscal 1994 from $362 million for Fiscal 1993. This increase was primarily the result of an increase in investments in purchased servicing rights and capitalized servicing fees receivable due to the growth in the Company's servicing portfolio in Fiscal 1994.

      Financing Activities Net cash provided by financing activities increased to $2.0 billion for Fiscal 1994 from $0.6 billion for Fiscal 1993. This increase was primarily the result of increased levels of short- and long-term borrowings by the Company during Fiscal 1994.

PROSPECTIVE TRENDS

   Applications and Pipeline of Loans in Process

      During Fiscal 1994, the Company received new loan applications at an average daily rate of $282 million and at February 28, 1994, the Company's pipeline of loans in process was $7.6 billion. In addition, the Company has committed to make loans in the amount of $1.6 billion, subject to property identification and borrower qualification ("Lock n' Shop Pipeline"). This compares to a daily application rate in Fiscal 1993 of $191 million and a pipeline of loans in process at February 28, 1993 of $5.9 billion. At February 28, 1993, the amount of the Lock n' Shop Pipeline was not material. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 75% of the pipeline of loans in process has funded. However, future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the direction of interest rates, seasonal factors and general economic conditions. As of March 31, 1994 and April 30, 1994, the Company's pipeline of loans in process was $7.1 billion and $5.6 billion, respectively. The Company's Lock n' Shop Pipeline was $2.6 billion and $2.5 billion as of March 31, 1994 and April 30, 1994, respectively. The decline in the pipeline of loans in process from February 28, 1994 to April 30, 1994 was due to the increase in mortgage interest rates which occurred from February through April 1994.

   Market Factors

      In general, the Company has benefited from the decline in average mortgage interest rates that occurred through most of Fiscal 1994. Such decline led to:
(i) new loan production (particularly from refinancings) resulting in an increase in related income; (ii) growth in the Company's servicing portfolio resulting in greater loan administration income and (iii) lower interest rate mortgage loans in the servicing portfolio reducing exposure to future prepayments. Somewhat offsetting the benefits realized from the decline in average mortgage interest rates are: (i) faster prepayment activity causing increased amortization of the Servicing Assets and increased Interest Costs Incurred on Payoffs and (ii) a lower rate of interest earned from the escrow balances associated with the Company's servicing portfolio.

      More recently, mortgage interest rates have increased. An environment of rising interest rates has resulted in lower production (particularly from refinancings) and greater price competition, which may adversely impact earnings from loan origination activities in the future. The Company has taken steps to maintain its productivity and efficiency, particularly in the loan production area, by reducing staff and embarking on a program to reduce production-related and overhead costs. Through April 30, 1994, the net decline in the Company's production staff levels (which include both employees and temporary staff obtained through outside agencies) was 18% from the peak levels of approximately 2,800 at December 31, 1993. The Company has reduced its total staffing levels from approximately 5,000 at December 31, 1993 to approximately 4,500 at April 30, 1994. However, with rising interest rates, earnings from the Company's loan servicing portfolio should increase over time as amortization of the Servicing Assets and Interest Costs Incurred on Payoffs decrease and the rate of interest earned from the escrow balances associated with the Company's servicing portfolio increases. The Company has begun a campaign to increase the size of its servicing portfolio, thereby increasing its servicing revenue base, by acquiring servicing contracts through bulk purchases. From March 1, 1994 through April 30, 1994, the Company has purchased such servicing contracts with principal balances amounting to over $2 billion.

      In addition to other mortgage bankers, some of whom have raised equity capital in public markets during the past several years (including initial public offerings by most of the mortgage bankers now publicly traded), the Company's primary competitors are commercial banks and savings and loans and mortgage banking subsidiaries of diversified companies.

      Some regions in which the Company operates experienced slower, and in some cases negative, economic growth, and real estate financing activity in these regions has been negatively impacted. As a result, home lending activity for single- (one-to-four) family residences in these regions may also have experienced slower growth. There can be no assurance that the Company's recent performance will continue or that the Company's operations and results will not be negatively impacted by adverse economic conditions such as those discussed above. The Company's California mortgage loan production (measured by principal balance) constituted 46% of its total production during Fiscal 1994, down from 58% for Fiscal 1993. The decline in the percentage of California production was due to the Company's continuing effort to expand its production capacity outside of California and to slower economic growth in California. Since California's mortgage loan production constituted a significant portion of the Company's production during the year, there can be no assurance that the Company's operations will not be adversely affected to the extent California continues to experience a period of slower or negative economic growth resulting in decreased residential real estate lending activity.

      As of February 28, 1994, approximately 49% of the principal balance of mortgage loans in the Company's servicing portfolio were secured by properties located in California. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. Accordingly, any increase in foreclosure activity should not result in significant foreclosure losses to the Company. However, the Company's expenses may be increased somewhat as a result of the additional staff efforts required to foreclose on a loan. Similarly, government loans serviced by the Company (16% of the Company's servicing portfolio at February 28, 1994) are insured or partially guaranteed against loss by the Federal Housing Administration or the Veterans Administration. As such, the limited unreimbursed costs incurred by the Company on government foreclosed loans are not material to the Company's consolidated financial statements.

   Servicing Hedge

      As previously discussed, the Company realized a net gain of $73.4 million from its Servicing Hedge transactions during Fiscal 1994. To the extent that the amount of options held by the Company during future periods is less than the amount held during Fiscal 1994, or if interest rates do not decline significantly in future periods, the Company may not realize Servicing Hedge gains at the same level, if at all. However, the effect of any reduction in Servicing Hedge gains may be more than offset by a reduction in the Company's amortization expense due to reduced current and estimated future prepayments of the servicing portfolio.

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

   Implementation of New and Proposed Accounting Standards

      In May 1993, the Financial Accounting Standards Board ("FASB" or "the Board") issued Statement of Financial Accounting Standards (SFAS) No. 115,
Accounting for Certain Investments in Debt and Equity Securities, which is effective for the Company's fiscal year ending February 28, 1995 and requires companies to carry mortgage-backed securities held for sale at market value with unrealized holding gains and losses included in periodic earnings. Mortgage loans held for sale will continue to be carried at the lower of cost or market. Management believes that this new standard will not have a material effect on the Company's financial position or results of operations.

      SFAS No. 114, Accounting by Creditors for Impairment of a Loan, was also issued in May 1993. Implementation of this standard, which is required for the Company's fiscal year beginning March 1, 1995, is not expected to have a material effect on the Company's financial statements.

      The FASB has undertaken a project to amend SFAS 65, Accounting for Certain Mortgage Banking Activities. The Board has tentatively decided, among other provisions, to require the recognition of originated mortgage servicing rights ("OMSRs"), as well as purchased mortgage servicing rights ("PMSRs"), as assets. Presently, the cost of OMSRs is included with the cost of the related loans and written off against income when the loans are sold, but the cost of PMSRs is recorded as an asset. All capitalized mortgage servicing rights would be evaluated for impairment on a discounted, disaggregated basis. Under current accounting requirements, the impairment evaluation may be made on either a discounted or an undiscounted basis. The Company uses a disaggregated, undiscounted method. An Exposure Draft on this proposed amendment is expected in May 1994, with a final statement by the end of calendar year 1994. The effect on the Company's financial position and results of operations will be evaluated when the FASB finalizes its decisions.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by this Item 8 is hereby incorporated by reference from the Company's Financial Statements and Auditors' Report beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 is hereby incorporated by reference from the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

      The information required by this Item 11 is hereby incorporated by reference from the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

      The information required by this Item 12 is hereby incorporated by reference from the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is hereby incorporated by reference from the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) - Financial Statement Schedules.

The information called for by this section of Item 14 is set forth in the Financial Statements and Auditors' Report beginning at page F-1 of this Form 10-
K. The index to Financial Statements and Schedules is set forth at page F-2 of this Form 10-K.

     (3) - Exhibits


 3.1* Certificate of Amendment of Restated Certificate of Incorporation of Countrywide Credit Industries, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated August 31, 1987).

 3.2* Restated Certificate of Incorporation of Countrywide Credit Industries, Inc. (incorporated by reference to
              Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1987).

 3.3* Bylaws of Countrywide Credit Industries, Inc., as amended and restated (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 10, 1988).

 4.1* Rights Agreement, dated as of February 10, 1988, between Countrywide Credit Industries, Inc. and Bank of America NT & SA, as Rights Agent (incorporated by reference to
              Exhibit  4  to  the Company's Form 8-A filed  pursuant  to
              Section 12 of the Securities Exchange Act of 1934 on February 12, 1988).

 4.1.1* Amendment No. 1 to Rights Agreement dated as of March 24, 1992 (incorporated by reference to Exhibit 1 to the Company's Form 8 filed with the SEC on March 27,1992).

 4.2*         Specimen   Certificate  of  the  Company's  Common   Stock
              (incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K dated February 6, 1987).

 4.3* Specimen Debenture Certificate (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated February 6, 1987).

 4.5* Indenture dated January 15, 1988 between the Company and The Chase Manhattan Bank, N.A. relating to Debt Securities issued by the Company (incorporated by reference to the Company's Report on Form 10-K dated February 28, 1988).

 4.6* Form of Medium-Term Notes, Series A (fixed-rate) of the Company (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company's registration statement on Form S-3 (File No. 33-19708) filed with the SEC on January 26, 1988).

 4.7* Form of Medium-Term Notes, Series A (floating-rate) of the Company (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company's registration statement on Form S-3 (File No. 33-19708) filed with the SEC on January 26, 1988).

 4.8* Form of Medium-Term Notes, Series B (floating-rate) of the Company (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3 (File No. 33-29941) filed with the SEC on July 13, 1989.

 4.9*         Form  of Medium-Term Notes, Series B (fixed-rate)  of  the
              Company (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3 (File No. 33-29941) filed with the SEC on July 13, 1989).

 4.10* Certificate of Designation of $23.75 Convertible Preferred Stock and Certificate of Correction thereto (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K dated February 28, 1991).

 4.11* Specimen Certificate for the $23.75 Convertible Preferred Stock (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K dated February 28,
              1991).

 4.12* Deposit Agreement dated as of July 18, 1990, among the Company, Manufacturers Hanover Trust Company of California and the Holders of Depositary Receipts (incorporated by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-K dated February 28, 1991).

 4.13* Specimen Depositary Receipt for Depositary Convertible Preferred Shares, each representing one-tenth of a share of $23.75 Convertible Preferred Stock (incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K dated February 28, 1991).

 4.14* Note Purchase Agreement dated as of December 27, 1990 relating to the 11.76% Senior Notes due on November 30, 1995 issued by Countrywide Funding Corporation ("CFC") (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K dated February 28,
              1991).

 4.15*        Form  of Medium-Term Notes, Series A (fixed-rate)  of  the
              Company (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3 (File No. 33-44194) filed with the SEC on November 27, 1991.

 4.16* Form of Medium-Term Notes, Series A (floating-rate) of the Company (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3 (File No. 33-44194) filed with the SEC on November 27, 1991).

 4.17*        Form  of Medium-Term Notes, Series B (fixed-rate)  of  the
              Company (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3 (File No. 33-51816) filed with the SEC on September 9, 1992).

 4.18* Form of Medium-Term Notes, Series B (floating-rate) of the Company (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3 (File No. 33-51816) filed with the SEC on September 9, 1992).

 4.19* Countrywide Credit Industries, Inc. Dividend Reinvestment Plan dated October 30, 1992 (incorporated by reference as set forth in the registration statement on Form S-3 (File No. 33-53048) filed with the SEC on October 9, 1992).

 4.20*        Form  of  Medium-Term  Notes,  Series  C  (fixed-rate)  of
              Countrywide  Funding Corporation ("CFC") (incorporated  by reference to Exhibit 4.2 to the registration statement  on
              Form  S-3  of  CFC and the Company (File Nos. 33-50661-01)
 4.21*        filed with the SEC on October 19, 1993).

              Form of Medium-Term Notes, Series C (floating rate) of CFC (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of CFC and the Company (File Nos. 33-50661 and 33-50661-01) filed with the SEC on October 19, 1993).

+10.1*        Indemnity  Agreements  with  Directors  and  Officers   of
              Countrywide Credit Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated February 6, 1987).

+10.2* Restated Employment Agreements for David S. Loeb and Angelo R. Mozilo dated February 2, 1993 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K dated February 28, 1993).

+10.3* Countrywide Credit Industries, Inc. Deferred Compensation Agreement for Non-Employee Directors (incorporated by reference to Exhibit 5.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1987).

+10.3.1* Countrywide Credit Industries, Inc. Deferred Compensation Plan for Key Management Employees dated April 15, 1992 (incorporated by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10-K dated February 28,
              1993).

+10.3.2* Countrywide Credit Industries, Inc. Deferred Compensation Plan effective August 1, 1993 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1993).

 10.4*        Mortgage  Loan  Warehousing  Agreement:  Facility  A   and
              Mortgage Loan Warehousing Agreement: Facility B, both dated as of November 15, 1993 by and among CFC and various
              financial  institutions  (incorporated  by  reference   to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 15, 1993).

+10.5* Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 31, 1988).

+10.6*        Key  Executive Equity Plan (incorporated by  reference  to
              Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q dated May 31, 1988).

+10.7* 1987 Stock Option Plan, as Amended and Restated on May 15, 1989 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K dated February 28,
              1989).

+10.8* 1986 Non-Qualified Stock Option Plan as amended (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).

+10.9* 1985 Non-Qualified Stock Option Plan as amended (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).

+10.10* 1984 Non-Qualified Stock Option Plan as amended (incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).

+10.11* 1982 Incentive Stock Option Plan as amended (incorporated by reference to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-
              9231) filed with the SEC on December 20, 1988).

+10.12*       Amended   and   Restated  Stock  Option   Financing   Plan
              (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).

 10.13 1993 Amended and Extended Management Agreement, dated as of May 15, 1993, between Countrywide Mortgage Investments, Inc. ("CMI") and Countrywide Asset Management Corporation.

 10.14* 1987 Amended and Restated Servicing Agreement, dated as of May 15,1987, between CMI and CFC (incorporated by reference to the Company's Annual Report on Form 10-K dated February 28, 1990).

 10.15 1993 Amended and Restated Loan Purchase and Administrative Services Agreement, dated as of May 15, 1993, between CMI and CFC.

 10.16* Secured Credit Agreement, dated as of June 1, 1990, between CFC and The Bank of New York and Amendment No. 1 thereto dated as of November 30, 1990 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K dated February 28, 1991).

 10.16.1* Amendment No. 2 dated June 1, 1991 to the Secured Credit Agreement (incorporated by reference to Exhibit 10.16.1 to the Company's Annual Report on Form 10-K dated February 29, 1992).

 10.17* Servicing Secured Credit Agreement dated as of November 30, 1990, between CFC and Bankers Trust Company (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K dated February 28,
              1991).

 10.17.1* Amendment No. 1 dated July 19, 1991 to the Servicing Secured Credit Agreement (incorporated by reference to
              Exhibit 10.17.1 to the Company's Annual Report on Form 10-K dated February 29, 1992).

 10.17.2* Amendment No. 2 dated November 30, 1991 to the Servicing Secured Credit Agreement (incorporated by reference to
              Exhibit 10.17.2 to the Company's Annual Report on Form 10-K dated February 29, 1992).

 10.18* Pre-sale Funding Facility dated March 19, 1991, between CFC and Lehman Capital Corporation (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K dated February 28, 1991).

 10.18.1* Amendment to Pre-sale Funding Facility dated December 5, 1991 (incorporated by reference to Exhibit 10.18.1 to the Company's Annual Report on Form 10-K dated February 29,
              1992).

 10.18.2* Amendment to Pre-sale Funding Facility dated April 2, 1992 (incorporated by reference to Exhibit 10.18.2 to the Company's Annual Report on Form 10-K dated February 29,
              1992).

+10.19*       1991  Stock  Option  Plan (incorporated  by  reference  to
              Exhibit 10.19 to the Company's Annual Report on Form 10-K dated February 29, 1992).

+10.19.1*     First   Amendment   to   the  1991   Stock   Option   Plan
              (incorporated by reference to the Company's Annual Report on Form 10-K dated February 28, 1993).

+10.19.2*     Second   Amendment   to  the  1991   Stock   Option   Plan
              (incorporated by reference to the Company's Annual Report on Form 10-K dated February 28, 1993).

+10.19.3*     Third   Amendment   to   the  1991   Stock   Option   Plan
              (incorporated by reference to the Company's Annual Report on Form 10-K dated February 28, 1993).

+10.19.4*     Fourth   Amendment   to  the  1991   Stock   Option   Plan
              (incorporated by reference to the Company's Annual Report on Form 10-K dated February 28, 1993).

+10.19.5*     1992  Stock  Option  Plan dated as of  December  22,  1992
              (incorporated by reference to the Company's Annual Report on Form 10-K dated February 28, 1993).

+10.19.6*     1993  Stock  Option  Plan (incorporated  by  reference  to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-
              Q dated August 31, 1993).

 10.20* Depositary and Issuing Agreement dated as of November 24, 1991 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K dated February 29,
              1992).

 10.21* Purchase and Sale Agreement and Joint Escrow Instructions dated March 25, 1992, between Resolution Trust Company and CFC and the First Addendum to Purchase and Sale Agreement and Joint Escrow Instructions dated March 25, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K dated February 28, 1993).

 10.22* Contract of Sale dated June 22, 1993, between The Franklin Life Insurance Company and the Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q dated August 31, 1993).

 10.23*       Master  Repurchase Agreement dated as of  June  25,  1993, between  Merrill  Lynch  Mortgage  Capital  Inc.  and  CFC
              (incorporated  by  reference  to  Exhibit  10.4   to   the
              Company's  Quarterly Report on Form 10-Q dated August  31,
 10.23.1*     1993).

              Custody Agreement dated as of June 25, 1993, among Merrill Lynch Mortgage Capital Inc., CFC, and First Chicago
 10.23.2* National Processing Corporation (incorporated by reference to Exhibit 10.4.1 to the Company's Quarterly Report on Form 10-Q dated August 31, 1993).

 11.1 Amendment No. 1 to Master Repurchase Agreement dated as of July 22, 1993 (incorporated by reference to Exhibit 10.4.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1993).

              Statement Regarding Computation of Earnings Per Share.

 12.1         Computation of the Ratio of Earnings to Fixed Charges.

 12.2         Computation of the Ratio of Earnings to Net Fixed Charges.

 22.1         List of subsidiaries.

 24.1         Consent of Grant Thornton.

*Incorporated by reference.
+Constitutes a management contract or compensatory plan or arrangement.

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COUNTRYWIDE CREDIT INDUSTRIES, INC.


                               By:              DAVID S. LOEB
                                    David S. Loeb, Chairman and President

Dated:  May 24, 1994

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signatures                    Title                     Date


                             President and Chairman of
                             the Board of Directors
                             (Principal Executive
         DAVID S. LOEB       Officer)                        May 24, 1994
         David S. Loeb


                             Executive Vice President and
       ANGELO R. MOZILO      Director                        May 24, 1994
       Angelo R. Mozilo


                             Senior Managing Director-
                             Chief Financial Officer and
                             Chief Operating Officer
                             (Principal Financial
      STANFORD L. KURLAND    Officer)                        May 24, 1994
      Stanford L. Kurland


                             Managing Director - Chief
                             Accounting Officer
                             (Principal Accounting
       CARLOS M. GARCIA      Officer)                        May 24, 1994
       Carlos M. Garcia


       JACK L. BRUCKNER      Director                        May 24, 1994
       Jack L. Bruckner


       ROBERT J. DONATO      Director                        May 24, 1994
       Robert J. Donato


          BEN M. ENIS        Director                        May 24, 1994
          Ben M. Enis


         EDWIN HELLER        Director                        May 24, 1994
         Edwin Heller


       HARLEY W. SNYDER      Director                        May 24, 1994
       Harley W. Snyder

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           For Inclusion in Form 10-K
                            Annual Report Filed with
                       Securities and Exchange Commission
                                February 28, 1994

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                February 28, 1994

                                                                      Page
Report of Independent Certified Public Accountants................    F-3
Financial Statements
   Consolidated Balance Sheets....................................    F-4
   Consolidated Statements of Earnings............................    F-5
   Consolidated Statement of Common Shareholders' Equity..........    F-6
   Consolidated Statements of Cash Flows..........................    F-7
   Notes to Consolidated Financial Statements.....................    F-8

Schedules
   Schedule    II - Amounts Receivable From Related Parties.......    F-30
   Schedule    III - Condensed Financial Information of Registrant    F-31
   Schedule   VIII - Valuation and Qualifying Accounts............    F-34
   Schedule    IX - Short-Term Borrowings.........................    F-35
   Schedule     X - Supplementary Income Statement Information....    F-36

        All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Shareholders
Countrywide Credit Industries, Inc.


We have audited the accompanying consolidated balance sheets of Countrywide Credit Industries, Inc. and Subsidiaries as of February 28, 1994 and 1993, and the related consolidated statements of earnings, common shareholders' equity, and cash flows for each of the three years in the period ended February 28, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Countrywide Credit Industries, Inc. and Subsidiaries as of February 28, 1994 and 1993, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 28, 1994, in conformity with generally accepted accounting principles.

We also have audited Schedules II, III, VIII, IX and X for each of the three years in the period ended February 28, 1994. In our opinion, such schedules present fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON

Los Angeles, California
April 22, 1994

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  February 28,
              (Dollar amounts in thousands, except per share data)

                      A S S E T S
                                                            1994        1993

Cash                                                      $    4,034 $   12,573
Receivables for mortgage loans shipped - pledged as        1,970,431  1,182,018
collateral for notes payable
Mortgage loans held for sale - pledged as collateral for
notes payable                                              1,743,830  1,134,279
Other receivables                                            349,770    112,460
Property, equipment and leasehold improvements, at cost
- - - net of accumulated depreciation                            145,625     95,053
Capitalized servicing fees receivable                        289,541    211,785
Purchased servicing rights                                   836,475    456,470
Other assets                                                 245,815     94,495
                      Total assets                        $5,585,521 $3,299,133

Escrow and agency premium funds (segregated in special
accounts - excluded from corporate assets)                $1,366,643 $  836,149

          LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                             $3,859,227 $1,943,493
Drafts payable issued in connection with mortgage loan
closings                                                     449,814    370,958
Accounts payable and accrued liabilities                      87,818     57,597
Deferred income taxes                                        308,525    208,180
                   Total liabilities                       4,705,384  2,580,228

Commitments and contingencies                                      -          -

Redeemable preferred stock - authorized, 184,000 shares
of $.05 par value$23.75 convertible preferred stock -              -     25,800
redemption amount $27,092 in 1993; issued and
outstanding, 108,369 shares in 1993

Shareholders' equity
   Preferred stock - authorized, 1,316,000 shares of
$.05 par value; issued and outstanding, none                       -          -
   Common stock - authorized, 240,000,000 shares of $.05
par value; issued and outstanding, 91,063,751 shares in
1994 and 83,502,840 shares in 1993                             4,553      2,784
   Additional paid-in capital                                606,031    573,635
   Retained earnings                                         269,553    116,686
               Total shareholders' equity
                                                             880,137    693,105
       Total liabilities and shareholders' equity
                                                          $5,585,521 $3,299,133

Escrow and agency premium funds                           $1,366,643 $  836,149

        The accompanying notes are an integral part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           Year ended February 28(29),
              (Dollar amounts in thousands, except per share data)
                                                    1994       1993      1992
Revenues
   Loan origination fees                           $379,533   $241,584  $ 91,933
   Gain on sale of loans, net of commitment fees     88,212     67,537    38,847
   Loan production revenue                          467,745    309,121   130,780

   Interest earned                                  376,225    211,542   115,213
   Interest charges                               (275,906)  (148,765)  (81,959)
      Net interest income                           100,319     62,777    33,254

   Loan servicing income                            307,477    177,291    94,830
   Less amortization, net of servicing hedge gain (168,777)   (77,287)  (36,768)
      Net loan administration income                138,700    100,004    58,062

   Gain on sale of servicing                              -          -     4,302
   Commissions, fees and other income                48,816     33,656    19,714
                 Total revenues                     755,580    505,558   246,112

Expenses
   Salaries and related expenses                    227,702    140,063    72,654
   Occupancy and other office expenses              101,691     64,762    36,645
   Guarantee fees                                    57,576     29,410    13,622
   Marketing expenses                                26,030     12,974     5,015
   Other operating expenses                          43,481     24,894    17,849
                 Total expenses                     456,480    272,103   145,785

Earnings before income taxes                        299,100    233,455   100,327
   Provision for income taxes                       119,640     93,382    40,131

   NET EARNINGS                                    $179,460   $140,073   $60,196


Earnings per share
  Primary                                             $1.97      $1.65      $.89
  Fully diluted                                       $1.94      $1.52      $.81


        The accompanying notes are an integral part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                       Three years ended February 28, 1994
                          (Dollar amounts in thousands)

                                                        Additional
                                   Number     Common     paid-in     Retained
                                 of shares     stock     capital     earnings      Total

Balance at March 1, 1991         17,306,489  $     865   $  86,073    $  46,522   $ 133,460
Issuance of common stock         13,308,380        665     345,059            -     345,724
Conversion of subordinated
debentures for common stock       1,811,380         91      19,980            -      20,071
Cash dividends paid - preferred           -          -           -      (3,800)     (3,800)
Cash dividends paid - common              -          -           -      (9,289)     (9,289)
Stock options exercised           1,118,792         56       6,274            -       6,330
Tax benefit of stock options
exercised                                 -          -       4,717            -       4,717
Conversion of preferred stock
for common stock                     66,133          3         564            -         567
401(k) Plan contribution             38,572          2         639            -         641
Net earnings for the year                 -          -           -       60,196      60,196
Effect of three-for-two stock
split effective subsequent to
year end                         16,824,873        841       (841)            -           -

Balance at February 29, 1992     50,474,619      2,523     462,465       93,629     558,617
Cash dividends paid - preferred           -          -           -      (3,482)     (3,482)
Cash dividends paid - common              -          -           -     (20,090)    (20,090)
Stock options exercised             471,288         24       2,252            -       2,276
Tax benefit of stock options
exercised                                 -          -       2,808            -       2,808
Conversion of preferred stock
for common stock                  1,964,794         98      11,633            -      11,731
Dividend reinvestment plan            1,571          -          38            -          38
401(k) Plan contribution             39,716          2       1,141            -       1,143
Settlement of three-for-two
stock split                          65,688          4        (13)            -         (9)
Net earnings for the year                 -          -           -      140,073     140,073
Effect of 5% stock dividend
effective subsequent to year end  2,650,884        133      93,311     (93,444)           -

Balance at February 28, 1993     55,668,560      2,784     573,635      116,686     693,105
Cash dividends paid - preferred           -          -           -        (732)       (732)
Cash dividends paid - common              -          -           -     (24,389)    (24,389)
Stock options exercised             452,522         22       3,338            -       3,360
Tax benefit of stock options
exercised                                 -          -       2,495            -       2,495
Conversion of preferred stock
for common stock                  4,511,283        225      25,575            -      25,800
Dividend reinvestment plan            1,994          -          55            -          55
401(k) Plan contribution             33,637          2       1,005            -       1,007
Settlement of 5% stock dividend      41,171          2       1,446      (1,472)        (24)
Net earnings for the year                 -          -           -      179,460     179,460
Effect of three-for-two stock
split effective subsequent to
year end                         30,354,584      1,518     (1,518)            -           -

Balance at February 28, 1994     91,063,751  $   4,553  $  606,031    $ 269,553   $ 880,137

         The accompanying notes are an integral part of this statement.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                           Year ended February 28(29),
                          (Dollar amounts in thousands)

                                                1994          1993         1992
Cash flows from operating activities:
   Net earnings                               $  179,460    $  140,073   $   60,196
   Adjustments to reconcile net earnings to
   net cash used by operating activities:
         Amortization of purchased
          servicing rights                       141,321       119,878       24,167
         Amortization of capitalized
          servicing fees receivable              100,856        31,484       29,601
         Depreciation and other
          amortization                            15,737         8,746        6,263
         Deferred income taxes                   119,640        93,382       38,962

         Origination and purchase of loans
          held for sale                      (52,458,879)  (32,387,774) (12,156,318)
         Principal repayments and sale of
          loans                               51,060,915    31,725,953   11,080,779
            Increase in mortgage loans
            shipped and held for sale         (1,397,964)     (661,821)  (1,075,539)

         Increase in other receivables and
          other assets                          (407,080)      (28,700)     (77,704)
         Increase in accounts payable and
            accrued liabilities                   30,221        16,462       24,257
               Net cash used by operating
                activities                   (1,217,809)     (280,496)    (969,797)

Cash flows from investing activities:
   Additions to purchased servicing rights     (521,326)     (280,459)    (134,401)
   Additions to capitalized servicing fees
    receivable                                 (178,611)     (148,248)     (43,525)
   Purchase of property, equipment and
    leasehold improvements-net                  (64,660)      (49,401)     (15,465)
   Proceeds from sale of finance
    receivables                                        -       111,897            -
   Finance receivables originations                    -         (425)     (59,413)
   Principal repayments on finance
    receivables                                        -         4,254       67,001
               Net cash used by investing
                activities                     (764,597)     (362,382)    (185,803)

Cash flows from financing activities:

   Net increase in warehouse debt and other    1,477,593       526,820      813,716
    short-term borrowings
   Issuance of long-term debt                    576,718       462,000      301,491
   Repayment of long-term debt                  (59,721)     (103,723)    (299,134)
   Issuance of common stock                        4,398         3,448      350,811
   Cash dividends paid                          (25,121)      (23,572)     (13,089)
   Net (decrease) increase in thrift
    investment accounts                                -     (224,036)        9,728
               Net cash provided by
                financing activities           1,973,867       640,937    1,163,523
Net (decrease) increase in cash                  (8,539)       (1,941)        7,923
Cash at beginning of period                       12,573        14,514        6,591
Cash at end of period                         $    4,034    $   12,573   $   14,514


Supplemental cash flow information:
   Cash used to pay interest                  $  277,518    $  143,106   $   82,576
   Cash (refunded from) used to pay
    income taxes                             ($   1,823)    $    4,567   $      102
   Noncash financing activities -
    conversion of preferred stock            $    25,800    $   11,731   $      567

        The accompanying notes are an integral part of these statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A  summary  of  the  Company's significant accounting policies  consistently
applied   in  the  preparation  of  the  accompanying  consolidated  financial statements follows.

1.   Principles of Consolidation

  The consolidated financial statements include the accounts of the parent and
all  subsidiaries.   All material intercompany accounts and transactions  have
been eliminated.

2.   Receivables for Mortgage Loans Shipped

  Gain or loss on the sale of mortgage loans is recognized at the date the loans are shipped to investors pursuant to existing sales commitments.

3.   Mortgage Loans Held for Sale

  Mortgage loans held for sale are carried at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). The cost of mortgage loans is adjusted by gains and losses generated from corresponding closed hedging transactions entered into to protect the inventory value from increases in interest rates. Hedge positions are also used to protect the pipeline of loan applications in process from changes in interest rates. Gains and losses resulting from changes in the market value of the inventory, pipeline and open hedge positions are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. Hedging gains and losses realized during the commitment and warehousing period related to the pipeline and mortgage loans held for sale are deferred. Hedging losses are recognized currently if deferring such losses would result in mortgage loans held for sale and the pipeline being valued in excess of their estimated net realizable value.

4.  Property, Equipment and Leasehold Improvements

  Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method.

5.   Capitalized Servicing Fees Receivable

  The Company sells substantially all of the mortgage loans it produces and retains the servicing rights thereto. These servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balance of the mortgage loans and the related contractual service fee. The sales price of the loans, which is generally at or near par, and the resulting gain or loss on sale are adjusted to provide for the recognition of a normal service fee rate over the estimated servicing lives of the loans. The amount of the adjustment approximates the amount that investors were willing to pay for the excess servicing fees at the time of the loan sale. The adjustment results in a receivable that is expected to be realized through receipt of the excess service fee over time.

6.   Purchased Servicing Rights

  The Company capitalizes the cost of bulk purchases of servicing rights, as well as the net cost of servicing rights acquired through the purchase of loans servicing-released which will be sold servicing-retained. The purchase price of loans acquired servicing-released is allocated between the servicing rights and the value of the loans on a servicing-retained basis. The portion of the purchase price that represents the cost of acquiring the servicing rights in accordance with Statement of Financial Accounting Standards ("SFAS") No. 65, Accounting for Certain Mortgage Banking Activities, is capitalized as purchased servicing. The remainder of the purchase price represents the cost basis of the loan that will be sold. Purchased mortgage loans include closed loans acquired from financial institutions and table funded loans meeting all the criteria set forth in EITF Issue 92-10, "Loan Acquisitions Involving Table Funding Arrangements," acquired from financial institutions and mortgage brokers. The amount capitalized does not exceed the present value of future net servicing income related to the purchased loans.

7.   Servicing Portfolio Hedge

  To protect the value of the capitalized servicing fees receivable and purchased servicing rights ("Servicing Assets") from the effects of increased prepayment activity, the Company purchases options on treasury bonds and/or mortgage-backed securities that increase in value when interest rates decline. The cost of the option fees is charged to expense over the contractual life of the options. Options gains are recognized first as an offset to the "Incremental Amortization" of the Servicing Assets (i.e., amortization due to impairment caused by increased projected prepayment speeds). To the extent the servicing hedge generates gains in excess of Incremental Amortization ("Excess Hedge Gain"), the Company writes down the Servicing Assets through additional amortization in an amount equal to the Excess Hedge Gain. The Company recognized $73 million and $74 million in net gains on these hedge transactions for the years ended February 28, 1994 and 1993, respectively.

8. Amortization of Purchased Servicing Rights and Capitalized Servicing Fees Receivable

  Amortization of each year's purchased servicing rights is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from each year's purchased servicing rights. The Company evaluates the recoverability of each year's purchased servicing rights separately by type of loan and interest rate stratum. This level of disaggregation results in pools of loans which have homogeneous credit and prepayment risk characteristics. The Company records any additional amortization necessary to adjust the carrying value of each such stratum's purchased servicing portfolio to its net realizable value. Amortization of capitalized servicing fees receivable is based on the decline during the period in the present value of the projected excess servicing fees using the same discount rate as that which is implied by the price that investors were willing to pay for the excess servicing fees at the time of the loan sale. Projected net servicing income and excess servicing fees are in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels and other economic conditions, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.

9.   Deferred Commitment Fees

 Deferred commitment fees, included in other assets, primarily consist of fees paid to permanent investors to ensure the ultimate sale of loans and put and call option fees paid for the option of selling or buying mortgage-backed securities. Fees paid to permanent investors are recognized as an adjustment to the sales price when the loans are shipped to permanent investors or charged to expense when it becomes evident the commitment will not be used. Put and call option fees are amortized over the life of the option to reflect the decline in its time value. Any unamortized option fees are charged to income when the related option is exercised.

10.   Loan Origination Fees

  Loan origination fees and discount points are recorded as an adjustment of the cost of the loan and are included in loan production revenue when the loan is sold.

11.   Interest Rate Swap Agreements

  The differential to be received or paid under the agreements is accrued and is recognized as an adjustment to net interest income.

12.   Sale of Servicing Rights

  The Company recognizes gain or loss on the sale of servicing rights when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies.

13.   Income Taxes

 In March 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes. The adoption of SFAS 109 changes the Company's method of accounting from the deferred method to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of other assets and liabilities. Adoption of SFAS 109 did not result in a material adjustment to previously recorded deferred income tax liabilities. Prior years' financial statements were not restated.

14.   Earnings Per Share

  Primary earnings per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the respective periods after giving retroactive effect to stock dividends and stock splits. Fully diluted earnings per share is based on the assumption that all dilutive convertible debentures, convertible preferred stock and stock options were converted at the beginning of the reporting period. The computations assume that net earnings have been adjusted for the dividends on the convertible preferred stock and interest expense (net of tax) on the convertible subordinated debentures.

  The weighted average shares outstanding for computing primary and fully diluted earnings per share were 90,501,000 and 92,445,000, respectively, for the year ended February 28, 1994, 82,514,000 and 92,214,000, respectively, for the year ended February 28, 1993 and 63,800,000 and 74,934,000, respectively, for the year ended February 29, 1992.

15.   Financial Statement Reclassifications and Restatement

  Certain amounts reflected in the consolidated financial statements for the years ended February 28(29), 1993 and 1992 have been reclassified to conform to the presentation for the year ended February 28, 1994.

  On July 17, 1992, a 3-for-2 split of the Company's $0.05 par value common stock was accomplished. On April 23, 1993, a 5% stock dividend was paid. On March 21, 1994, the Company's Board of Directors declared a 3-for-2 split of the Company's $0.05 par value common stock, payable on May 3, 1994 to shareholders of record on April 11, 1994. See Note O.

  All references in the accompanying consolidated balance sheets, consolidated statements of earnings and notes to consolidated financial statements to the number of common shares and share amounts have been restated to reflect the stock splits and the stock dividend.


NOTE B - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

 Property, equipment and leasehold improvements consisted of the following.

                                              February 28,
 (Dollar amounts in thousands)              1994         1993
 Buildings                                $35,305       $17,431
 Office equipment                          95,976        58,882
 Leasehold improvements                    23,656        16,624
 Mobile homes                               8,829        10,997
                                          163,766       103,934
 Less: accumulated depreciation and
 amortization                            (41,823)      (29,143)
                                          121,943        74,791
 Land                                      23,682        20,262
                                         $145,625       $95,053

NOTE C - CAPITALIZED SERVICING FEES RECEIVABLE AND PURCHASED SERVICING
        RIGHTS

  The components of capitalized servicing fees receivable and purchased servicing rights are as follows.

                                             February 28(29),
 (Dollar amounts in thousands)        1994        1993         1992
 Capitalized Servicing Fees
 Receivable
   Balance at beginning of
     period                        $211,785     $ 95,021      $ 81,097
   Additions                        178,612      148,248        43,525
   Amortization
     Scheduled                     (32,970)     (21,333)       (6,601)
     Unscheduled                   (67,886)     (10,151)      (23,000)

 Balance at end of period          $289,541     $211,785      $ 95,021

 Purchased Servicing Rights
   Balance at beginning of
     period                        $456,470     $295,889      $182,621
   Additions                        521,326      280,459       134,401
   Amortization
     Scheduled                    (108,822)     (55,511)      (17,167)
     Unscheduled                   (32,499)     (64,367)       (7,000)
   Other                                -              -         3,034

   Balance at end of period        $836,475     $456,470      $295,889


NOTE D - NOTES PAYABLE

 Notes payable consisted of the following.

                                                  February 28,
 (Dollar amounts in thousands)               1994             1993
 Commercial paper                         $2,194,543       $1,031,298
 Medium-term notes, Series A, B and C,
 net of discounts                          1,088,550          535,570
 Reverse-repurchase agreements               312,129                -
 Pre-sale funding facilities                  63,210          123,715
 Subordinated notes                          200,000          200,000
 Other notes payable (2.90%-9.38%)               795           52,910
                                          $3,859,227       $1,943,493

Bank Mortgage Warehouse Credit Facility and Commercial Paper

  As of February 28, 1994, Countrywide Funding Corporation ("CFC"), the Company's mortgage banking subsidiary, had an unsecured credit arrangement (mortgage warehouse credit facility) with forty-one commercial banks permitting CFC to borrow an aggregate maximum amount of $2.85 billion, including commercial paper. This is an increase from the maximum amount previously available, which as of February 28, 1993 was $1.73 billion. As of February 28, 1994, CFC had no outstanding direct borrowings under the mortgage warehouse credit facility and commercial paper borrowings amounted to $2.19 billion. The maximum amount that can be borrowed under the mortgage warehouse credit facility may be increased to $3.0 billion in the event any lender or lenders agree with CFC to increase such lender's maximum commitment and/or through the inclusion as a lender of an additional financial institution or institutions. The facility contains various financial covenants and restrictions, including the prohibition of paying dividends, if at the date of payment or distribution an event of default or potential default exists with respect to the credit agreement. Interest on bank borrowings is based on the prime rate and/or the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. The weighted average commercial paper rate for the year ended February 28, 1994 was 3.31%. Under certain circumstances, including the failure to maintain specified minimum credit ratings, borrowings under the mortgage loan warehouse credit facility and commercial paper may become secured by mortgage loans held for sale and receivables for mortgage loans shipped. Under the provisions of the mortgage warehouse credit facility, $951 million of the total aggregate maximum borrowing amount expires on November 14, 1994; the remaining amount available under the facility of $1.90 billion expires on November 15, 1995.

Medium-Term Notes

  As of February 28, 1994, outstanding medium-term notes issued by the parent and CFC under various shelf registrations filed with the Securities and Exchange Commission were as follows.

(Dollar amounts in thousands)

              Outstanding Balance        Interest Rate      Maturity Date
          Floating- Fixed-
            Rate     Rate       Total     From     To       From      To
 Parent
 Series A  $      -  $12,750     $12,750   10.60%   10.60%   Dec 1994  Aug 1995

 CFC
 Series A     5,000  494,800     499,800    4.47%    8.79%   Jun 1994  Mar 2002

 Series B    31,000  469,000     500,000    3.51%    6.98%   Aug 1994  Aug 2005

 Series C    55,000   21,000      76,000    4.36%    6.55%   Mar 2001  Mar 2004
 Subtotal  $ 91,000 $984,800  $1,075,800

 Total     $ 91,000 $997,550  $1,088,550



 At February 28, 1994, all of the outstanding fixed-rate notes of CFC had been effectively converted by interest rate swap agreements to floating-rate notes. In addition, as of February 28, 1994, $424.0 million was available for future issuances under the Series C shelf registration.

Pre-Sale Funding Facilities

 As of February 28, 1994, CFC had a $1 billion revolving credit facility ("Pre-
sale Funding Facility") with an affiliate of an investment banking firm.   The
credit  facility  is secured by conforming mortgage loans  which  are  in  the process  of being pooled into mortgage-backed securities.  Interest rates  are
based  on  LIBOR.   The weighted average borrowing rate  for  the  year  ended
February 28, 1994 was 3.75%. Of the total credit facility, $400 million is committed through April 24, 1994. This commitment is subject to CFC's compliance with certain financial and operational covenants. The balance of the credit facility is cancelable by either party upon the maturity of all, if any, then existing obligations. The balance outstanding under this facility at February 28, 1994 was $63.2 million.

  As of February 28, 1994, CFC had a $1.5 billion revolving credit facility ("Early Funding Agreement") with the Federal Home Loan Mortgage Corporation ("FHLMC"). The credit facility is secured by conforming mortgage loans which are in the process of being pooled into FHLMC participation certificates. Interest rates under the agreement are based on the prevailing rates for mortgage-backed securities reverse-repurchase agreements. The weighted average borrowing rate for the year ended February 28, 1994 was 3.25%. Of the total credit facility, $750 million is committed through November 18, 1994. This commitment is subject to CFC's compliance with certain financial and operational covenants. The balance of the credit facility is cancelable by either party upon the maturity of all, if any, then existing obligations. As of February 28, 1994, the Company had no outstanding borrowings under this facility.

  As of February 28, 1994, CFC had a $1 billion revolving credit facility ("As Soon as Pooled Agreement") with the Federal National Mortgage Association ("FNMA"). The credit facility is secured by conforming mortgage loans which are in the process of being pooled into FNMA mortgage-backed securities. Interest rates are based on LIBOR and/or federal funds. The weighted average borrowing rate for the year ended February 28, 1994 was 3.65%. Of the total credit facility, $500 million is committed through July 20, 1995. This commitment is subject to CFC's compliance with certain financial and operational covenants. The balance of the credit facility is cancelable by either party upon the maturity of all, if any, then existing obligations. As of February 28, 1994, the Company had no outstanding borrowings under this facility.

Reverse-Repurchase Agreements

  As of February 28, 1994, the Company had entered into short-term financing arrangements to sell mortgage-backed securities and whole loans under agreements to repurchase. The weighted average borrowing rate for the year ended February 28, 1994 was 3.44%. The reverse-repurchase agreements were collateralized by either mortgage-backed securities or whole loans. All mortgage-backed securities and whole loans underlying reverse-repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical mortgage-backed securities or whole loans.

Subordinated Notes

  In October 1992, CFC issued $200 million of 8.25% subordinated notes (the "Subordinated Notes") due July 15, 2002 under a registration statement filed in September 1992. Interest on the Subordinated Notes is payable semi-annually on each January 15 and July 15, beginning January 15, 1993. The Subordinated Notes are not redeemable prior to maturity and are not subject to any sinking fund.

Other

  As of February 28, 1994, CFC had interest rate swap agreements with certain financial institutions having notional principal amounts totaling $2.19 billion. The effect of these agreements is to enable CFC to convert a portion of its fixed-rate cost borrowings to LIBOR-based floating-rate cost borrowings (notional amount $1.22 billion) and to manage the Company's exposure to interest rate risk (notional amount $0.97 billion). The weighted average borrowing rate on CFC's medium-term note borrowings for the year ended February 28, 1994, including the effect of the interest rate swap agreements, was 4.57%. Payments are due periodically through the termination date of each agreement. The agreements expire between March 1994 and August 2005.

 Maturities of notes payable are as follows.
                                      (Dollar amounts in
    Year ending February 28(29),          thousands)

                  1995                     $2,662,131
                  1996                         95,600
                  1997                        113,696
                  1998                         85,300
                  1999                        102,000
               Thereafter                     800,500
                                           $3,859,227

NOTE E - INCOME TAXES

 Components of the provision for income taxes consisted of the following.
                                         Year ended February 28(29),
    (Dollar amounts in                   1994        1993          1992
    thousands)
    Federal expense (benefit)
       Current                       $      -      $     -        $   792
       Deferred                        99,074       71,152         29,946
                                       99,074       71,152         30,738
    State expense
       Current                              -            -            377
       Deferred                        20,566       22,230          9,016
                                       20,566       22,230          9,393
                                     $119,640      $93,382        $40,131


 The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate reflected in the consolidated statements of earnings.

                                        Year ended February
                                               28(29),
                                     1994       1993       1992

    Statutory federal income         35.0%      34.0%       34.0%
    tax rate
    State income and franchise
    taxes                             5.0        6.4         6.1
    Tax rate differential on
    reversing timing                    -        (.4)        (.1)
    differences
    Effective income tax rate        40.0%      40.0%       40.0%

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

  The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below.

                                                   February
    (Dollar amounts in thousands)                   28,1994

    Deferred income tax assets:
         Federal net operating losses              $68,240
         State net operating losses                  7,342
         Alternative minimum tax credits             2,664
         State income and franchise taxes           22,326
         Allowance for losses                        5,965
         Other                                       1,650
    Total deferred income tax assets               108,187

    Deferred income tax liabilities:
         Capitalized servicing fees receivable
    and                                            410,773
      purchased servicing rights
         Accumulated depreciation                    5,939
    Total deferred income tax liabilities          416,712

    Deferred income taxes                         $308,525


 Deferred income tax expense (benefit) resulted from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the effects of each were as follows.

                                       Year ended February 28(29),
    (Dollar amounts in thousands)          1993          1992

    Capitalized servicing fees            $101,800        $46,055
    State income and franchise             (7,729)        (4,717)
    taxes
    Accelerated depreciation                 1,022            393
    Allowance for credit losses            (1,711)        (2,156)
    Direct finance leases                        -          (174)
    Other                                        -          (439)
                                          $ 93,382        $38,962


  At February 28, 1994, the Company had net operating loss carryforwards for federal income tax purposes of $13,612,000 expiring in 2003, $16,448,000 expiring in 2004, $4,712,000 expiring in 2006, $8,034,000 expiring in 2008 and
$152,165,000 expiring in 2009.

NOTE F - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

  The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business through the production and sale of mortgage loans and the management of interest-rate risk. These instruments include short-term commitments (interest rate and points) to extend credit, mortgage-backed securities mandatory forward commitments, put or call options to sell or buy mortgage-backed securities and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest-rate risk.

  The Company is exposed to credit loss in the event of nonperformance by the counterparties to the various agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company manages credit risk with respect to mortgage-backed securities mandatory forward commitments, put or call options to sell or buy mortgage-backed securities and interest rate swaps by exclusively entering into agreements with Wall Street investment bankers having primary dealer status, money center banks and permanent investors meeting certain standards. The Company's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price offset by any available margins retained by the Company or an independent clearing agent. The amounts of credit risk as of February 28, 1994, if any counterparty failed completely and if the margins retained by an independent clearing agent were to become unavailable, are approximately $159 million for mortgage-backed securities mandatory forward commitments and approximately $4 million for interest rate swaps. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

 As discussed in Note H, the Company's exposure to credit risk with respect to the servicing portfolio in the event of nonperformance by the mortgagor is limited due to the non-recourse nature of the loans in the servicing portfolio.


NOTE G - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

 The following disclosure of the estimated fair value of financial instruments as of February 28, 1994 and 1993 is made in accordance with the requirement of SFAS 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                 February 28, 1994         February 28, 1993
                                               Carrying     Estimated    Carrying     Estimated
  (Dollar amounts in thousands)                 amount      fair Value    amount      fair value
  Assets:
    Cash                                       $    4,034   $   4,034   $   12,573   $   12,573
    Mortgage loans shipped and held for sale    3,714,261   3,725,913    2,316,297    2,335,634
    Other receivables                             349,770     349,770      112,460      112,460
    Capitalized servicing fees receivable         289,541     295,403      211,785      221,156
    Other financial instruments included in
     Other assets                                 238,841     173,829

  Liabilities:
    Notes payable                               3,859,227   3,901,179    1,943,493    1,993,487
    Drafts payable                                449,814     449,814      370,958      370,958
    Accounts payable and accrued liabilities       87,818      87,818       57,597       57,597

  Off-balance-sheet unrealized gains (losses):
    Interest rate swaps                                       (6,669)                    14,941
    Short-term commitments to extend credit                  (59,533)                    40,806
    Commitments to buy and sell
     mortgage-backed securities                                59,533                    25,370

  The fair value estimates as of February 28, 1994 and 1993 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

 The following describes the methods and assumptions used by the Company in estimating fair values.

Cash

 The carrying amount approximates fair value.

Mortgage Loans Shipped and Held for Sale

  Fair value is estimated using the quoted market prices for securities backed by similar types of loans and dealer commitments to purchase loans on a servicing-retained basis.

Other Receivables

 The carrying amount approximates fair value.

Capitalized Servicing Fees Receivable

  Fair value is estimated by discounting future cash flows from excess servicing fees using discount rates that approximate current market rates and market consensus prepayment rates.

Other Financial Instruments

  Fair value is estimated using quoted market prices and by discounting future cash flows using discount rates that approximate current market rates and market consensus prepayment rates.

Notes Payable

  Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Drafts Payable and Accounts Payable and Accrued Liabilities

  The carrying amounts approximate fair values due to the short-term nature of these instruments.

Interest Rate Swaps

  The fair value of interest rate swaps is the estimated amount that the Company would receive to terminate the swap agreements at the respective dates.

Short-term Commitments to Extend Credit

  The fair value is based upon the difference between the current value of similar loans and the price at which the Company has committed to make the loans.

Commitments to Buy and Sell Mortgage-Backed Securities

  The fair value of commitments to buy and sell mortgage-backed securities is based on the difference between the settlement values of those commitments and the quoted market values of the underlying securities.


NOTE H - COMMITMENTS AND CONTINGENCIES

1.   Commitments to Sell Mortgage-Backed Securities

  As of February 28, 1994, the Company had open commitments amounting to approximately $17 billion to sell mortgage-backed securities with varying settlement dates. These commitments are utilized in delivering mortgage loans held for sale and are considered in the valuation of the mortgage loan inventory. In connection with these commitments, the Company is required to maintain margin deposits if aggregate commitment prices are less than current market prices.

2.   Lease Commitments

 The Company leases office facilities under lease agreements extending through September 2001. Future minimum annual rental commitments under these non-cancelable operating leases with initial or remaining terms of one year or more are as follows.

                                             (Dollar
       Year ending February 28(29),        amounts  in
                                            thousands)

                 1995                       $14,505
                 1996                        12,468
                 1997                        10,672
                 1998                         8,881
                 1999                         7,026
              Thereafter                      6,532
                                            $60,084


  Rent expense was $19,115,000, $13,049,000 and $8,442,000 for the years ended February 28(29), 1994, 1993 and 1992, respectively.

3.   Restrictions on Transfers of Funds

  Certain of the parent's subsidiaries are subject to regulatory and/or credit agreement restrictions which limit their ability to transfer funds to the Company through intercompany loans, advances or dividends. Pursuant to a credit agreement as of February 28, 1994, the Company is required to maintain $612,000,000 in consolidated net worth and CFC is required to maintain $578,000,000 of net worth, as defined in the credit agreement.

4.   Loan Servicing

  As of February 28(29), 1994, 1993 and 1992, the Company was servicing loans totaling approximately $84.7 billion, $54.5 billion and $27.5 billion, respectively. Included in the loans serviced as of February 28(29), 1994, 1993 and 1992 were loans being serviced under subservicing agreements with total principal balances of $592 million, $627 million and $442 million, respectively.

  Conforming conventional loans serviced by the Company (59% of the servicing portfolio at February 28, 1994) are securitized through FNMA or FHLMC programs on a non-recourse basis, whereby foreclosure losses are generally the responsibility of FNMA or FHLMC and not of the Company. Similarly, the government loans serviced by the Company are securitized through Government National Mortgage Association programs, whereby the Company is insured against loss by the Federal Housing Administration (11% of the servicing portfolio at February 28, 1994) or partially guaranteed against loss by the Veterans Administration (5% of the servicing portfolio at February 28, 1994). In addition, jumbo mortgage loans (25% of the servicing portfolio at February 28, 1994) are also serviced on a non-recourse basis.

  Properties securing the mortgage loans in the Company's servicing portfolio are geographically dispersed throughout the United States. As of February 28, 1994, approximately 49% of the mortgage loans (measured by unpaid principal balance) in the Company's servicing portfolio are secured by properties located in California. No other state contains more than 4% of the properties securing mortgage loans.

5.   Pipeline of Mortgage Loan Applications in Process

  As of February 28, 1994, the Company had open short-term commitments (interest rate and points) amounting to approximately $6 billion to fund mortgage loan applications in process subject to approval of the loans and an additional $1.6 billion subject to property identification and borrower qualification. After funding and sale of the mortgage loans, the Company's exposure to credit loss in the event of nonperformance by the mortgagor is limited as described above in Note H4. The Company uses the same credit policies in the commitments as are applied to all lending activities.


NOTE I - EMPLOYEE BENEFITS

1.   Stock Option Plans

  The Company has stock option plans (the "Plans") that provide for the granting of both qualified and non-qualified options to employees and directors. Options are generally granted at the average market price of the Company's common stock on the date of grant and are exercisable beginning one year from the date of grant and expire up to eleven years from date of grant.

 Stock option transactions under the Plans were as follows.

                                                  Year ended February 28(29),
                                              1994             1993         1992
                                                        (Number of Shares)
  Shares subject to:
    Outstanding options at beginning
     of year                                   4,396,109    3,552,887      4,066,142
      Options granted                          1,955,273    1,749,678      1,360,964
      Options exercised                        (662,469)    (819,909)    (1,731,720)
      Options expired or canceled              (129,032)     (86,547)      (142,499)
    Outstanding options at end of year         5,559,881    4,396,109      3,552,887

  Exercise price:
    Per share for options exercised
      during the year                     $2.19 - $16.19  $1.98 - $12.65  $1.72 - $3.84
    Per share for options outstanding
      at end of year                      $2.19 - $21.83  $2.19 - $16.19  $1.98 - $12.65



   Of the outstanding options as of February 28, 1994, 1,716,986 shares were immediately exercisable under the Plans. Also as of February 28, 1994, 3,781,401 shares were designated for future grants under the Plans.

  The Company has also adopted two non-qualified plans (1985 and 1986 Non-Qualified Stock Option Plans) granting directors of the Company the right to acquire up to 82,595 shares of the Company's common stock. As of February 28, 1994, options for 43,445 shares were exercisable under the 1986 Non-Qualified Stock Option Plan at $2.52 per share, while no remaining options were exercisable under the 1985 Non-Qualified Stock Option Plan. During the years ended February 28(29), 1994, 1993 and 1992, options exercised under both plans were 39,150, 17,712 and 911,427 respectively. No shares were designated for future issuances under the two non-qualified plans.

2.   Pension Plan

  The Company has a defined benefit pension plan (the "Plan") covering substantially all of its employees. The Company's policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA.

  The following table sets forth the Plan's funded status and amounts recognized in the Company's financial statements.

                                                 Year ended February 28,
   (Dollar amounts in thousands)                     1994         1993
   Actuarial present value of benefit
    obligations:
      Vested                                        $5,024       $3,961
      Non-vested                                     1,540        1,726
   Total accumulated benefit obligation              6,564        5,687
   Additional benefits based on estimated
    future salary levels                             4,517        6,364
   Projected benefit obligations for service
    rendered to date                                11,081       12,051
   Less Plan assets at fair value, primarily
    mortgage-backed securities                     (7,482)      (6,351)
   Projected benefit obligation in excess
    of Plan assets                                   3,599        5,700
   Unrecognized net loss from past experience
    different from that assumed and effects
    of changes in assumptions                        (780)      (3,048)
   Prior service cost not yet recognized
    in net periodic pension cost                   (1,522)      (2,265)
   Unrecognized net asset at February 28,
   1987 being recognized over 15 years                 566          637

   Accrued pension cost                             $1,863       $1,024

   Net pension cost included the following
    components:
      Service cost - benefits earned during
        the period                                  $1,395         $751
      Interest cost on projected benefit
        obligations                                    677          626
      Actual return on Plan assets                   (413)        (372)
      Net amortization and deferral                   (28)         (13)
   Net periodic pension cost                        $1,631         $992



  The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 5.0%, respectively. The expected long-term rate of return on assets used was 7.5%. Pension expense for 1994, 1993 and 1992 was $1,631,000, $992,000 and $691,000, respectively. The
Company makes contributions to the Plan in amounts that are deductible in accordance with federal income tax regulations.


NOTE J - REDEEMABLE PREFERRED STOCK

  On July 6, 1993, the Company called all of its outstanding Convertible Preferred Stock, which was represented by depositary convertible shares (each depositary share represented 1/10 of a share of Convertible Preferred Stock). Each depositary share was convertible into 6.3 shares of Common Stock, and each depositary share not converted was redeemable for $27.375 in cash. All holders converted their shares into Common Stock.

NOTE K - SHAREHOLDERS' EQUITY

  In February 1988, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock. One Right will also be issued for each share of common stock issued between the record date for the initial dividend distribution of Rights and the "Distribution Date" (as defined below). As the result of stock splits and a stock dividend, each .423 Right, when exercisable, entitles the holder to purchase from the Company one one-hundredth share of $.05 par value Serial Preferred Stock, designated as Series A Participating Preferred Stock (the "Series A Preferred Stock"), at a price of $145, subject to adjustments in certain cases to prevent dilution. The Series A Preferred Stock has terms intended to cause the value of one one-hundredth share of Series A Preferred Stock to be equivalent to the value of one share of common stock at the time of initial issuance.

  The Rights are evidenced by the common stock certificates and are not exercisable or transferable, apart from the common stock, until the date (the "Distribution Date") of the earlier of a public announcement that a person or group, without prior consent of the Company, has acquired 20% or more of the common stock ("Acquiring Person"), or ten days (subject to extension by the Board of Directors) after the commencement of a tender offer made without the prior consent of the Company.

  In the event a person becomes an Acquiring Person, then each Right (other than those owned by the Acquiring Person) will entitle its holder to purchase, at the then current exercise price of the Right, that number of shares of common stock, or the equivalent thereof, of the Company which, at the time of such transaction, would have a market value of two times the exercise price of the Right. The Board of Directors of the Company may delay the exercisability of the Rights during the period in which they are exercisable only for Series A Preferred Stock (and not common stock).

 In the event that, after a person has become an Acquiring Person, the Company is acquired in a merger or other business combination, as defined for the purposes of the Rights, each Right (other than those held by the Acquiring Person) will entitle its holder to purchase, at the then current exercise price of the Right, that number of shares of common stock, or the equivalent thereof, of the other party (or publicly-traded parent thereof) to such merger or business combination which at the time of such transaction would have a market value of two times the exercise price of the Right. The Rights expire on the earlier of February 28, 2002, consummation of certain merger transactions or optional redemption by the Company prior to any person becoming an Acquiring Person.

  On April 8, 1993, the Company's Board of Directors approved the Countrywide Credit Industries, Inc. 1993 Stock Option Plan. A registration statement was filed on September 28, 1993 for 3,000,000 shares of common stock (4,500,000 shares after the 1994 3-for-2 stock split) to be reserved for future issuance under the Plan.


NOTE L - RELATED PARTY TRANSACTIONS

  Countrywide Asset Management Corporation ("CAMC"), a wholly-owned subsidiary of the Company, has entered into an agreement (the "Management Agreement") with Countrywide Mortgage Investments, Inc. ("CMI"), a real estate investment trust. CAMC has entered into a subcontract with its affiliate, CFC, to perform such services for CMI as CAMC deems necessary. In accordance with the Management Agreement, CAMC advises CMI on various facets of its business and manages its operations subject to the supervision of CMI's Board of Directors. For performing these services, CAMC receives certain management fees and incentive compensation. For the calendar year 1993, CAMC waived all fees pursuant to the above. In addition, in 1993 CAMC absorbed $900,000 of operating expenses incurred in connection with its duties under the Management Agreement. CMI began paying all expenses of the new operations in June 1993. Management fees for the fiscal years ended February 28(29), 1994, 1993 and 1992 amounted to $84,000, $821,000 and $1,752,000, respectively. The
Management Agreement is renewable annually and expires on May 15, 1994.

  CMI has an option to purchase conventional loans from CFC at the prevailing market price. During the years ended February 28, 1994 and 1993, CMI purchased $300,484,000 and $130,261,000, respectively, of conventional non-conforming mortgage loans from CFC pursuant to this option. No purchases of conventional loans were made by CMI during the year ended February 29, 1992.

  In 1987 and 1993, the subsidiaries of CMI entered into servicing agreements appointing CFC as servicer of five series of bonds payable that are collateralized by pools of mortgage loans. CFC is entitled under each agreement to an annual fee of up to .32% of the aggregate unpaid principal balance of the pledged mortgage loans. Servicing fees received by CFC under such agreements for the years ended February 28(29), 1994, 1993 and 1992 were approximately $530,000, $250,000 and $446,000, respectively.

  CFC has extended CMI a $10,000,000 line of credit bearing interest at prime and maturing September 30, 1994. At February 28, 1994, there was no outstanding amount under the agreement.


NOTE M - AMORTIZATION AND SERVICING HEDGE

  Components of amortization expense and servicing hedge gain, included in net loan administration income, are as follows.

                                         Year ended February 28(29),
  (Dollar amounts in thousands)        1994        1993        1992

  Amortization of purchased
    servicing rights                 $141,321     $119,878     $24,167
  Amortization of capitalized
    servicing fees receivable         100,856       31,484      29,601
                                      242,177      151,362      53,768
  Servicing hedge gain, net          (73,400)     (74,075)    (17,000)
  Amortization, net of
  servicing                          $168,777     $ 77,287     $36,768
    hedge gain

NOTE N - SEGMENT INFORMATION

  The Company and its subsidiaries operate primarily in the mortgage banking industry. Operations in mortgage banking involve CFC's origination and purchase of mortgage loans, sale of mortgage loans in the secondary mortgage market, servicing of mortgage loans, and the purchase and sale of rights to service mortgage loans.

 Segment information for the year ended February 28, 1994 follows.

                                                   Adjustments
 (Dollar amounts in       Mortgage                     and
 thousands)               banking       Other      eliminations    Consolidated
 Unaffiliated revenue       $719,533    $36,047     $       -        $755,580
 Intersegment revenue            744          -          (744)              -

      Total revenue         $720,277    $36,047     ($    744)       $755,580

 Earnings before income
 taxes                      $286,069    $13,031      $       -       $299,100

 Identifiable assets as
 of February 28, 1994     $5,523,664   $930,720     ($868,863)     $5,585,521


 Segment information for the year ended February 28, 1993 follows.

                                                    Adjustments
 (Dollar amounts in         Mortgage                    and
 thousands)                 banking       Other     eliminations    Consolidated
 Unaffiliated revenue        $463,394    $42,164      $      -        $505,558
 Intersegment revenue           3,021          -        (3,021)              -

      Total revenue          $466,415    $42,164       ($3,021)        $505,558

 Earnings before income
 taxes                       $217,073    $16,382      $      -         $233,455

 Identifiable assets as
 of  February  28, 1993    $3,229,243   $765,954     ($696,064)      $3,299,133

 Segment information for the year ended February 29, 1992 follows.

                                                    Adjustments
 (Dollar amounts in        Mortgage                    and
 thousands)                banking       Other     eliminations     Consolidated
 Unaffiliated revenue       $215,165    $30,947     $      -          $246,112
 Intersegment revenue            840          -         (840)                -

      Total revenue         $216,005    $30,947        ($840)         $246,112

 Earnings before income
 taxes                       $91,968     $8,359     $      -          $100,327

 Identifiable assets as
 of  February  29, 1992   $2,108,592   $870,462    ($569,080)       $2,409,974



NOTE O - SUBSEQUENT EVENTS

  On March 21, 1994, the Company declared a cash dividend of $0.12 per common share ($0.08 per share adjusted for the 3-for-2 stock split payable May 3,
1994), payable April 26, 1994 to shareholders of record on April 8, 1994. The Company also declared a 3-for-2 split of the Company's $0.05 par value common stock, payable on May 3, 1994 to shareholders of record on April 11, 1994. As a result of the split, approximately 30.4 million additional shares will be issued, with a reduction to paid-in capital of approximately $1,518,000. All references in the accompanying consolidated balance sheets, consolidated statements of earnings, and notes to consolidated financial statements to the number of common shares and share amounts have been restated to reflect the stock split.

  On March 4, 1994, CFC successfully negotiated an increase in its mortgage warehouse credit facility, permitting CFC to borrow an aggregate maximum amount of $2.92 billion, including borrowings under the commercial paper arrangement.

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

 Summarized quarterly data is as follows.

                                               Three months ended
 (Dollar amounts in
 thousands, except share        May 31   August 31  November 30   February 28
 data)
 Year ended February 28, 1994
    Revenue                    $166,665   $188,272      $196,446     $204,197
    Expenses                     94,503    111,507       124,844      125,626
    Provision for income         28,865     30,706        28,641       31,428
 taxes
    Net earnings                 43,297     46,059        42,961       47,143
    Earnings per share(1)
       Primary                    $0.49      $0.51         $0.46        $0.51
       Fully diluted              $0.47      $0.50         $0.46        $0.51

 Year ended February 28, 1993
    Revenue                    $103,646   $122,790      $136,599     $142,523
    Expenses                     55,361     65,748        73,622       77,372
    Provision for income         19,314     22,817        25,191       26,060
 taxes
    Net earnings                 28,971     34,225        37,786       39,091
    Earnings per share(1)
       Primary                    $0.34      $0.41         $0.45        $0.45
       Fully diluted              $0.32      $0.37         $0.41        $0.42

   (1)     Earnings  per  share  is computed independently  for  each  of  the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amount. This is caused by rounding and the averaging effect of the number of share equivalents utilized throughout the year, which changes with the market price of the common stock.

NOTE Q - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

 Summarized financial information for Countrywide Funding Corporation is as follows.

                                                February 28,
  (Dollar amounts in thousands)             1994             1993
  Balance Sheets:

    Mortgage loans shipped and held
     for sale                           $3,714,261        $2,316,297
    Other assets                         1,809,403           912,946
       Total assets                     $5,523,664        $3,229,243

    Short- and long-term debt           $4,296,291        $2,275,241
    Other liabilities                      374,559           272,829
    Equity                                 852,814           681,173
      Total liabilities and equity      $5,523,664        $3,229,243

                                  Year ended February 28,
                                     1994          1993
   Statements of Earnings:
     Revenues                      $720,277      $466,415
     Expenses                       434,208       249,342
     Provision for income taxes     114,427        86,876
       Net earnings                $171,642      $130,197

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
            SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
        UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                       Three years ended February 28, 1994
                          (Dollar amounts in thousands)




     Column A        Column B   Column C        Column D
                                                                 Balance at end of
                                               Deductions            period
                     Balance
                        at                            Amounts
                    beginning               Amounts   written              Not
  Name of Debtor    of period   Additions  collected    off     Current  current


Year ended February
28, 1994

David Loeb                   -  $     405  $      101        -  $   101  $    203

Year ended February
28, 1993

David Loeb           $     947          -  $      947        -        -         -

Year ended February
29, 1992

Ralph Mozilo         $      40          -  $       40        -        -         -
Sidney Lenz          $      95          -  $       95        -        -         -
David Loeb                   -  $     961  $       14        -  $   163  $    784

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                 BALANCE SHEETS
                                  February 28,
                          (Dollar amounts in thousands)

                                                 1994      1993
                   Assets

   Cash                                        $       - $       -
   Other receivables                               3,333    21,961
   Intercompany receivable                        55,688    66,540
   Investment in subsidiaries at
     equity in net assets                        863,974   695,175
   Equipment and leasehold improvements               79        79
   Other assets                                   12,689     1,922

                                               $ 935,763 $ 785,677


    Liabilities and Shareholders' Equity

   Notes payable                               $  12,750 $  35,770
   Intercompany payable                           30,756    26,069
   Accounts payable and accrued liabilities        5,870     3,310
   Deferred income taxes                           6,250     1,623
   Preferred stock                                     -    25,800
   Common shareholders' equity
      Common stock                                 4,553     2,784
      Additional paid-in capital                 606,031   573,635
      Retained earnings                          269,553   116,686

                                               $ 935,763 $ 785,677

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                       COUNTRYWIDE CREDIT INDUSTRIES, INC.

                             STATEMENTS OF EARNINGS
                           Year ended February 28(29),
                          (Dollar amounts in thousands)


                                               1994      1993      1992

Revenue
   Interest earned                           $    221  $    635   $ 3,470
   Interest charges                           (2,247)   (3,862)   (8,032)
                                              (2,026)   (3,227)   (4,562)
Expenses                                      (2,641)   (1,415)   (1,186)
   Loss before income tax benefit and
    equity in net earnings of subsidiaries    (4,667)   (4,642)   (5,748)
Income tax benefit                              1,867     1,857     2,299

   Loss before equity in net earnings
    of subsidiaries                           (2,800)   (2,785)   (3,449)
Equity in net earnings of subsidiaries        182,260   142,858    63,645
   NET EARNINGS                              $179,460  $140,073   $60,196

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                       COUNTRYWIDE CREDIT INDUSTRIES, INC.

                            STATEMENTS OF CASH FLOWS
                           Year ended February 28(29),
                           Increase (Decrease) in Cash
                          (Dollar amounts in thousands)
                                                 1994      1993       1992

Cash flows from operating activities:
   Net earnings                                $ 179,460 $ 140,073  $  60,196
   Adjustments to reconcile net earnings to
    net cash (used)
      provided by operating activities:
      Earnings of subsidiaries                 (182,260) (142,858)   (63,645)
      Depreciation and amortization                   12        12          8
      Increase (decrease) in accounts
        payable and accrued liabilities            2,560     (982)        556
      Decrease (increase) in other
        receivables and other assets              14,971      (77)      3,651
            Net cash provided (used) by
              operating activities                14,743   (3,832)        766

Cash flows from investing activities:
   Net change in intercompany receivables and
      payables                                    29,000    65,560    (1,337)
   Investment in subsidiaries                          0  (10,304)  (308,101)
            Net cash provided (used) by
              investing activities                29,000    55,256  (309,438)

Cash flows from financing activities:
   Repayment of long-term debt                  (23,020)  (31,300)   (29,050)
   Issuance of common stock                        4,398     3,448    350,811
   Cash dividends paid                          (25,121)  (23,572)   (13,089)
            Net cash (used) provided by
              financing activities              (43,743)  (51,424)    308,672

            Net change in cash                         -         -          -
Cash at beginning of year                              -         -          -

Cash at end of year                            $       - $       -  $       -


Supplemental cash flow information:
   Cash used to pay interest                   $   2,554 $   4,181  $   8,917
   Cash (refunded from) used to pay income
     taxes                                     ($ 1,823) $   4,567  $     102
   Noncash financing activities - conversion
     of preferred stock                        $  25,800 $  11,731  $     567

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                       Three years ended February 28, 1994
                          (Dollar amounts in thousands)


          Column A            Column B      Column C          Column D   Column E
                                             Additions
                               Balance   Charged   Charged
                                 at     to costs   to other               Balance
                              beginning    and     accounts  Deductions  at end of
        Description           of period expenses     (2)        (1)       period
Year ended February 28, 1994
  Allowance for losses          $16,144    $6,046    $3,051     $11,415    $13,826
Year ended February 28, 1993
  Allowance for losses           $9,909    $4,103    $7,991      $5,859    $16,144
Year ended February 29, 1992
  Allowance for losses           $5,447    $5,631    $3,600      $4,769     $9,909


(1) Actual losses charged against reserve, net of recoveries and reclassification.
(2) Additions charged to gain (loss) on sale of loans.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                       SCHEDULE IX - SHORT-TERM BORROWINGS
                       Three years ended February 28, 1994
                          (Dollar amounts in thousands)


          Column A              Column B   Column C    Column D    Column E   Column F
                                                                   Average    Weighted
                                                       Maximum      amount     average
                                           Weighted    outstand    outstand   interest
Category of aggregate short-   Balance at   average      -ing        -ing       rate
       term borrowings           end of    interest   during the  during the   during
                                 period      rate       period    period (1)     the
                                                                               period
                                                                                 (2)

Year ended February 28, 1994
   Notes payable (3)             $375,339      3.35%  $4,133,361  $1,827,338      3.46%
   Commercial paper            $2,194,543      3.30%  $2,726,100  $1,789,607      3.31%

Year ended February 28, 1993
   Notes payable (3)             $123,715      3.44%  $3,176,803  $1,637,381      3.49%
   Commercial paper            $1,031,298      3.57%  $1,126,559    $363,010      3.98%

Year ended February 29, 1992
   Notes payable (3)             $775,571      4.25%  $1,347,670    $726,119      4.59%
   Commercial paper               $49,945      5.45%    $198,865     $22,132      5.42%


(1) Calculation of average amount outstanding during the period based upon the daily principal balance of borrowings.
(2) Calculation of weighted average interest rate during the period based upon the daily average principal balance of borrowings divided into total interest charges on such borrowings.
(3) Includes borrowings under repurchase agreements and master notes.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


             Column A                            Column B

                                        Year ended February 28(29),
               Item                    1994        1993          1992
                                       (Dollar amounts in thousands)

Maintenance and repairs                  $4,494      $2,880        $3,644
