Form 10-Q
period 1994-05-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1994-07-15
CIK 25191

Page 19
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                                   (Mark One)

                   [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended May 31, 1994

                                       OR

                     [      ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to
__________________________

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
                                   Yes    X  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


              Class                  Outstanding at June 22, 1994
   Common Stock $.05 par value                91,184,063



                                     PART I
                              FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                            May 31,    February 28,
                                                                             1994          1994
                                                                       (Dollar amounts in thousands)
ASSETS
Cash                                                                        $   4,644    $   4,034
Receivables for mortgage loans shipped - pledged as collateral
 for notes payable                                                          1,515,754    1,970,431
Mortgage loans held for sale - pledged as collateral for notes payable      1,431,847    1,743,830
Other receivables                                                             332,789      349,770
Property, equipment and leasehold improvements, at cost - net of
 accumulated depreciation                                                     155,648      145,625
Capitalized servicing fees receivable                                         354,994      289,541
Purchased servicing rights                                                    942,864      836,475
Other assets                                                                  316,623      245,815

   Total assets                                                            $5,055,163   $5,585,521

Borrower and investor custodial accounts (segregated in special
 accounts - excluded from corporate assets)                                $1,231,027   $1,366,643

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                                              $3,491,961   $3,859,227
Drafts payable issued in connection with mortgage loan closings               211,910      449,814
Accounts payable and accrued liabilities                                      113,257       87,818
Deferred income taxes                                                         331,011      308,525
   Total liabilities                                                        4,148,139    4,705,384

Commitments and contingencies                                                 -              -

Shareholders' equity
 Preferred stock - authorized, 1,316,000 shares of $.05 par value;
  issued and outstanding, none                                                -              -
Common stock - authorized, 240,000,000 shares of $.05 par value;
 issued and outstanding, 91,139,885 shares at May 31, 1994
 and 91,063,751 shares at February 28, 1994                                     4,556        4,553
Additional paid-in capital                                                    606,476      606,031
Retained earnings                                                             295,992      269,553
   Total shareholders' equity                                                 907,024      880,137

   Total liabilities and shareholders' equity                              $5,055,163   $5,585,521


Borrower and investor custodial accounts                                   $1,231,027   $1,366,643

The accompanying notes are an integral part of these statements.


              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                                                 Three Months Ended May 31,
                                                                      1994           1993
                                                                     (Dollar amounts in
                                                                    thousands, except per
                                                                         share data)
Revenues
 Loan origination fees                                               $ 73,736      $ 79,240
 Gain on sale of loans, net of commitment fees                         11,748        29,123
  Loan production revenue                                              85,484       108,363

    Interest earned                                                    90,782        65,534
    Interest charges                                                  (63,643)     (51,728)
    Net interest income                                                27,139        13,806

    Loan servicing income                                              95,930        63,838
    Less amortization, net of servicing hedge benefit or expense      (42,916)     (30,528)
    Net loan administration income                                     53,014        33,310

    Commissions, fees and other income                                 11,481        11,186

     Total revenues                                                   177,118       166,665

Expenses
 Salaries and related expenses                                         60,132        47,567
 Occupancy and other office expenses                                   26,005        21,301
 Guarantee fees                                                        19,058        11,880
 Marketing expenses                                                     6,757         4,670
 Other operating expenses                                               8,951         9,085

     Total expenses                                                   120,903        94,503

Earnings before income taxes                                           56,215        72,162
 Provision for income taxes                                            22,486        28,865

 NET EARNINGS                                                        $ 33,729      $ 43,297

Earnings per share
 Primary                                                                $0.37         $0.49
 Fully diluted                                                          $0.37         $0.47




The accompanying notes are an integral part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended May 31
                                                                             1994            1993
                                                                        (Dollar amounts in thousands)
Cash flows from operating activities:
 Net earnings                                                               $  33,729        $ 43,297
 Adjustments to reconcile net earnings to net cash
   used by operating activities:
  Amortization of purchased servicing rights                                   23,000          26,995
  Amortization of capitalized servicing fees receivable                          -            30,433
  Depreciation and other amortization                                           6,366           3,010
  Deferred income taxes                                                        22,486          28,865

  Origination and purchase of loans held for sale                          (9,353,167)    (11,500,973)
  Principal repayments and sale of loans                                   10,119,827      10,010,672
   Decrease (increase) in mortgage loans shipped and held for sale            766,660      (1,490,301)

  Increase in other receivables and other assets                              (54,993)        (33,420)
  Increase in accounts payable and accrued liabilities                         25,439          20,567
   Net cash provided (used) by operating activities                           822,687      (1,370,554)

Cash flows from investing activities:
 Additions to purchased servicing rights                                      (129,389)      (130,264)
 Additions to capitalized servicing fees receivable                           (65,453)        (43,276)
 Purchase of property, equipment and leasehold
  improvements - net                                                          (15,223)         (7,334)
   Net cash used by investing activities                                     (210,065)       (180,874)

Cash flows from financing activities:
 Net (decrease) increase in warehouse debt and other
  short-term borrowings                                                      (706,695)      1,295,390
 Issuance of long-term debt                                                   101,706         288,000
 Repayment of long-term debt                                                     (181)        (25,712)
 Issuance of common stock                                                           448         2,806
 Cash dividends paid                                                           (7,290)         (5,949)
   Net cash (used) provided by financing activities                          (612,012)      1,554,535

Net increase in cash                                                              610           3,107
Cash at beginning of period                                                     4,034          12,573
Cash at end of period                                                      $    4,644        $ 15,680

Supplemental cash flow information:
 Cash used to pay interest                                                    $61,231         $40,144
 Cash (refunded from) used to pay income taxes                             ($     804)         $  305
 Noncash financing activities - conversion of preferred stock                    -          $  4,787


The accompanying notes are an integral part of these statements.

NOTE A - BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 1994 of Countrywide Credit Industries, Inc. (the "Company").

     On March 21, 1994, the Company's Board of Directors declared a 3-for-2 stock split payable May 3, 1994 to shareholders of record on April 11, 1994. All references in the accompanying consolidated financial statements to the number of common shares and share amounts have been restated to reflect the stock split.


NOTE B - NOTES PAYABLE

 Notes payable consisted of the following.
(Dollar amounts in thousands)                                May 31,      February 28,
                                                              1994            1994

 Commercial paper                                           $1,645,732      $2,194,543
 Medium-term notes, Series A, B and C, net of discounts      1,188,550       1,088,550
 Reverse-repurchase agreements                                 455,359         312,129
 Pre-sale funding facilities                                     -              63,210
 Subordinated notes                                            200,000         200,000
 Other notes payable (2.40%-2.90%)                               2,320             795
                                                            $3,491,961      $3,859,227


Bank Mortgage Warehouse Credit Facility and Commercial Paper

 As of May 31, 1994, Countrywide Funding Corporation ("CFC"), the Company's mortgage banking subsidiary, had an unsecured credit arrangement (mortgage warehouse credit facility) with forty-two commercial banks permitting CFC to borrow an aggregate maximum amount of $2.93 billion, including commercial paper. This is an increase from the maximum amount previously available, which as of February 28, 1994 was $2.85 billion. As of May 31, 1994, CFC had no outstanding direct borrowings under the mortgage warehouse credit facility, and commercial paper borrowings amounted to $1.65 billion. The maximum amount that can be borrowed under the mortgage warehouse credit facility may be increased to $3.0 billion in the event any lender or lenders agree with CFC to increase such lender's maximum commitment and/or through the inclusion as a lender of an additional financial institution or institutions. The facility contains various financial covenants and restrictions, including the prohibition of paying dividends, if at the date of payment or distribution an event of default or potential default exists with respect to the credit agreement. Interest on bank borrowings is based on the prime rate and/or the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. The weighted average commercial paper rate for the three months ended May 31, 1994, including the effect of the interest rate swap agreements discussed below, was 3.79%. Under certain circumstances, including the failure to maintain specified minimum credit ratings, borrowings under the mortgage loan warehouse credit facility and commercial paper may become secured by mortgage loans held for sale and receivables for mortgage loans shipped. Under the provisions of the mortgage warehouse credit facility, $977 million of the total aggregate maximum borrowing amount expires on November 14, 1994; the remaining amount available under the facility of $1.95 billion expires on November 15, 1995.

Medium-Term Notes

      As of May 31, 1994, outstanding medium-term notes issued by the parent and CFC under various shelf registrations filed with the Securities and Exchange
Commission were as follows.

(Dollar amounts in thousands)
                         Outstanding     Interest Rate   Maturity Date
                             Balance

           Floating-  Fixed-Rate    Total     From      To       From      To
             Rate
 Parent
 Series A  $     -     $  12,750   $   12,750 10.60%   10.60%   Dec 1994  Aug 1995

 CFC
 Series A       5,000    494,800      499,800  5.71%    8.79%   Jun 1994  Mar 2002

 Series B      31,000    469,000      500,000  4.10%    6.98%   Aug 1994  Aug 2005

 Series C     150,000     26,000      176,000  4.55%    7.04%   Apr 1999  Mar 2004
 Subtotal    $186,000   $989,800   $1,175,800

    Total  $186,000    $1,002,550   $1,188,550

 At May 31, 1994, all of the outstanding fixed-rate notes of CFC had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on CFC's medium-term note borrowings for the three months ended May 31, 1994, including the effect of the interest rate swap agreements, was 4.42%. In addition, as of May 31, 1994, $324.0 million was available for future issuances under the Series C shelf registration.

Reverse-Repurchase Agreements

     As of May 31, 1994, the Company had entered into short-term financing arrangements to sell mortgage-backed securities and whole loans under agreements to repurchase. The weighted average borrowing rate for the three months ended May 31, 1994 was 3.82%. The reverse-repurchase agreements were collateralized by either mortgage-backed securities or whole loans. All mortgage-backed securities and whole loans underlying reverse-repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical mortgage-backed securities or whole loans.

Pre-Sale Funding Facilities

 As of May 31, 1994, CFC had a $1.5 billion revolving credit facility ("Early Funding Agreement") with the Federal Home Loan Mortgage Corporation ("FHLMC"). The credit facility is secured by conforming mortgage loans which are in the process of being pooled into FHLMC participation certificates. Interest rates under the agreement are based on the prevailing rates for mortgage-backed securities reverse-repurchase agreements. The weighted average borrowing rate for the three months ended May 31, 1994 was 3.64%. Of the total credit facility, $750 million is committed through November 18, 1994. This commitment is subject to CFC's compliance with certain financial and operational covenants. The balance of the credit facility is cancelable by either party upon the maturity of all, if any, then existing obligations. As of May 31, 1994, CFC had no outstanding borrowings under this facility.

 As of May 31, 1994, CFC had a $1 billion revolving credit facility ("As Soon as Pooled Agreement") with the Federal National Mortgage Association ("FNMA"). The credit facility is secured by conforming mortgage loans which are in the process of being pooled into FNMA mortgage-backed securities. Interest rates are based on LIBOR and/or federal funds. The weighted average borrowing rate for the three months ended May 31, 1994 was 3.72%. Of the total credit facility, $500 million is committed through July 20, 1995. This commitment is subject to CFC's compliance with certain financial and operational covenants. The balance of the credit facility is cancelable by either party upon the maturity of all, if any, then existing obligations. As of May 31, 1994, the Company had no outstanding borrowings under this facility.

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

Other

 As of May 31, 1994, CFC had interest rate swap agreements with certain financial institutions having notional principal amounts totaling $2.61 billion. The effect of these agreements is to enable CFC to convert a portion of its fixed-rate cost borrowings to LIBOR-based floating-rate cost borrowings (notional amount $1.12 billion), to convert a portion of its commercial paper borrowings from one floating-rate index to another (notional amount $.49 billion) and to further manage the Company's exposure to interest rate risk (notional amount $1.00 billion). Payments are due periodically through the termination date of each agreement. The agreements expire between June 1994 and August 2005.


NOTE C - AMORTIZATION AND SERVICING HEDGE

 The following tables present components of amortization expense and servicing hedge expense (benefit), included in net loan administration income.

(Dollar amounts in thousands)                          Three Months Ended May 31,
                                                            1994           1993

  Amortization of purchased servicing rights                 $23,000      $26,995
  Amortization of capitalized servicing fees receivable        -           30,433
                                                              23,000       57,428
  Servicing hedge expense (benefit)                           19,916      (26,900)
  Amortization, net of servicing hedge benefit or expense    $42,916      $30,528


NOTE D - SUBSEQUENT EVENTS

 On June 14, 1994, the Company declared a cash dividend of $0.08 per common share payable July 19, 1994 to shareholders of record on June 27, 1994.

NOTE E - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

 The following tables present summarized financial information for Countrywide Funding Corporation.

  (Dollar amounts in thousands)                     May 31,   February 28,
                                                       1994          1994
  Balance Sheets:

    Mortgage loans shipped and held for sale        $2,947,601   $3,714,261
    Other assets                                     2,044,991    1,809,403
       Total assets                                 $4,992,592   $5,523,664

    Short- and long-term debt                       $3,691,122   $4,296,291
    Other liabilities                                  416,952      374,559
    Equity                                             884,518      852,814
      Total liabilities and equity                  $4,992,592   $5,523,664




   (Dollar amounts in thousands)       Three Months Ended May 31,
                                           1994           1993
   Statements of Earnings:

     Revenues                             $167,973        $156,166
     Expenses                              115,133          88,491
     Provision for income taxes             21,136          27,070
       Net earnings                      $  31,704       $  40,605





RESULTS OF OPERATIONS

Quarter Ended May 31, 1994 Compared to Quarter Ended May 31, 1993

     Revenues for the quarter ended May 31, 1994 increased 6% to $177.1 million from $166.7 million for the quarter ended May 31, 1993. Net earnings decreased 22% to $33.7 million for the quarter ended May 31, 1994 from $43.3 million for the quarter ended May 31, 1993. The increase in revenues for the quarter ended May 31, 1994 was due to the favorable impact of a larger and more slowly prepaying loan servicing portfolio, the positive effects of which were offset somewhat by the negative impact of decreased loan production resulting from increased mortgage interest rates. The decrease in net earnings was the result of decreased loan production along with an increase in expenses.

     The total volume of loans produced decreased 19% to $9.4 billion for the quarter ended May 31, 1994 from $11.5 billion for the quarter ended May 31, 1993. Refinancings totaled $4.8 billion, or 52% of total fundings for the quarter ended May 31, 1994, as compared to $8.7 billion or 76% of total fundings for the quarter ended May 31, 1993. Adjustable-rate mortgage loan production totaled $2.0 billion, or 21% of total fundings for the quarter ended May 31, 1994, as compared to $3.0 billion or 26% of total fundings for the quarter ended May 31, 1993. Production in the Company's Retail Division increased to $2.0 billion for the quarter ended May 31, 1994 compared to $1.6 billion for the quarter ended May 31, 1993. Production in the Company's Wholesale Division decreased to $3.0 billion (which included approximately $1.8 billion of originated loans and $1.2 billion of purchased loans) for the quarter ended May 31, 1994 compared to $5.0 billion (which included approximately $3.2 billion of originated loans and $1.8 billion of purchased loans) for the quarter ended May 31, 1993. The Company's Correspondent Division purchased $3.5 billion in mortgage loans for the quarter ended May 31, 1994 compared to $4.3 billion for the quarter ended May 31, 1993. Production in the Company's Consumer Division increased to $0.9 billion for the quarter ended May 31, 1994 compared to $0.5 billion for the quarter ended May 31, 1993. The factors which affect the relative volume of production among the Company's four divisions include pricing decisions and the relative competitiveness of such pricing, the level of real estate and mortgage lending activity in each Division's markets, and the success of each Division's sales and marketing efforts.

     At May 31, 1994 and 1993, the Company's pipeline of loans in process was $4.4 billion and $7.8 billion, respectively. Historically, approximately 41% to 75% of the pipeline of loans in process has funded. In addition, at May 31, 1994 and 1993, the Company had committed to make loans in the amount of $2.7 billion and $0.7 billion, respectively, subject to property identification and borrower qualification. For the quarters ended May 31, 1994 and 1993, the Company received 90,900 and 123,406 new loan applications, respectively, at an average daily rate of $165 million and $272 million, respectively. The following actions were taken during the quarter ended May 31, 1994 on the total applications received during that quarter: 44,048 loans (48% of total applications received) were funded and 13,240 applications (15% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during the quarter ended May 31, 1993 on the total applications received during that quarter: 55,270 loans (45% of total applications received) were funded and 15,011 applications (12% of total applications received) were either rejected by the Company or withdrawn by the applicant. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.


     Loan origination fees and gain on sale of loans decreased due to lower loan production that resulted from an increase in the level of mortgage interest rates. Gain on sale of loans also decreased as a result of increased competition caused by lower demand for mortgage loans. In general, loan origination fees and gain on sale of loans are affected by numerous factors including loan pricing decisions, volatility, the general direction of interest rates and the volume of loans produced.

     Net interest income (interest earned net of interest charges) increased to $27.1 million for the quarter ended May 31, 1994 from $13.8 million for the quarter ended May 31, 1993. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($19.4 million and $17.9 million for the quarters ended May 31, 1994 and 1993, respectively); (ii) interest expense related to the Company's investment in servicing rights ($6.4 million and $13.3 million for the quarters ended May 31, 1994 and 1993, respectively); and (iii) interest income earned from the escrow balances associated with the Company's servicing portfolio ($
14.1 million and $9.2 million for the quarters ended May 31, 1994 and 1993, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was attributable to an increase from the quarter ended May 31, 1993 to the quarter ended May 31, 1994 in the average mortgage loan warehouse due to a longer warehousing period for mortgage loans. The decrease in interest expense related to the investment in servicing rights resulted primarily from a decrease in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The increase in net interest income earned from the escrow balances was related to larger escrow account balances caused by a larger servicing portfolio and an increase in the earnings rate from the quarter ended May 31, 1993 to the quarter ended May 31, 1994.

     During the quarter ended May 31, 1994, loan administration income was positively affected by the continued growth and decreased prepayment rate of the loan servicing portfolio. At May 31, 1994, the Company serviced $93.6 billion of loans (including $0.9 billion of loans subserviced for others) compared to $64.0 billion (including $0.4 billion of loans subserviced for others) at May 31, 1993, a 46% increase. The growth in the Company's servicing portfolio during the quarter ended May 31, 1994 was primarily the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at May 31, 1994 was 7.2% compared to 7.8% at May 31, 1993. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is countercyclical to loan origination income. In periods of rising interest rates (as occurred in the quarter ended May 31, 1994), prepayments tend to decline and income from the servicing portfolio generally rises.

     During the quarter ended May 31, 1994, the annualized prepayment rate of the Company's servicing portfolio was 17%, as compared to 30% for the quarter ended May 31, 1993. In general, the prepayment rate is affected by the relative level of mortgage interest rates, activity in the home purchase market and the relative level of home prices in a particular market. The decrease in the prepayment rate was primarily attributable to decreased refinance activity caused by increased mortgage interest rates in the quarter ended May 31, 1994 from the quarter ended May 31, 1993. The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. To further mitigate the effect on earnings of higher amortization (which is deducted from loan servicing income) resulting from increased prepayment activity, the Company purchases call options that increase in value when interest rates decline (the "Servicing Hedge").

     For the quarter ended May 31, 1994, total amortization amounted to $23.0 million, representing an annualized rate of 8% of average capitalized servicing fees receivable and purchased servicing rights ("Servicing Assets"). During the quarter ended May 31, 1994, the Company did not realize any Servicing Hedge gains; in addition, amortization of option premiums related to the Servicing Hedge amounted to $19.9 million. For the quarter ended May 31, 1993, total amortization was $57.4 million, representing an annualized rate of 32% of the average Servicing Assets. During the quarter ended May 31, 1993, the Company recognized $26.9 million in net Servicing Hedge gains. The factors affecting the rate of amortization recorded in an accounting period include the level of prepayments during the period, the change in prepayment expectations and the amount of Servicing Hedge gains or losses. The decline in the rate of amortization from the quarter ended May 31, 1993 to the quarter ended May 31, 1994 resulted primarily from a decline in the current and projected future prepayment rates caused by an increase in mortgage interest rates.

     The following summarizes the notional amounts of servicing hedge transactions.

                                                          Long Call Options
                                  Long Call Options on    on U.S. Treasury
  (Dollar amounts in millions)             MBS                 Futures

  Balance, February 28, 1994               $ 2,000             $1,770
    Additions (expirations)                 (1,500)             1,300
  Balance, May 31, 1994                    $   500             $3,070


     The long call options purchased by the Company protect the value of the investment in servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, as they did during the quarter ended May 31, 1994, the value of the servicing rights increases while the value of the options declines. The value (i.e., replacement cost) of the options can decline below the remaining unamortized cost of such options, but the options cannot expose the Company to loss beyond its initial outlay to acquire them. Although the replacement cost of the call options tends to decline when interest rates rise, the options continue to provide protection over their remaining term against a decline in interest rates below the level implied at purchase by their exercise price. Accordingly, the Company amortizes option premiums over the lives of the respective options. Any unamortized premium remaining when an option gain is realized (through exercise or sale) is deducted from such gain. At May 31, 1994, the call options on mortgage-backed securities, which expire through September 1994, had an unamortized cost of approximately $5.5 million and a replacement value of less than $1 million. At May 31, 1994, the call options on U.S. treasury futures, which expire through March 1995, had an unamortized cost of approximately $38.4 million and a replacement value of approximately $9.1 million. To the extent that interest rates remain at the higher levels to which they rose during the quarter ended May 31, 1994, the Company should be able to replace existing Servicing Hedge positions at a cost significantly below that previously paid.

     During the quarter ended May 31, 1994, the Company acquired bulk servicing rights for loans with principal balances aggregating $3.5 billion at a price of $42.9 million or 1.23% of the aggregate outstanding principal balances of the servicing portfolios acquired. During the quarter ended May 31, 1993, the Company acquired bulk servicing rights for loans with principal balances aggregating $2.9 billion at a price of $43.4 million or 1.49% of the aggregate outstanding principal balances of the servicing portfolios acquired.

     Salaries and related expenses are summarized below for the quarters ended
May 31, 1994 and 1993.
(Dollar amounts in thousands)                          Quarter Ended May 31, 1994
                                          Production        Loan           Other
                                          Activities   Administration   Activities     Total

  Base Salaries                            $33,656        $  5,492       $  1,334    $  40,482

  Incentive Bonus                           10,693             110            683       11,486

  Payroll Taxes and Benefits                 6,541             958            665       8,164

  Total Salaries and Related Expenses      $50,890         $ 6,560       $  2,682     $60,132

  Average Number of Employees                3,389             804            204       4,397


(Dollar amounts in thousands)                         Quarter Ended May 31, 1993
                                          Production        Loan           Other
                                          Activities   Administration   Activities     Total

  Base Salaries                             $24,350       $  4,209        $  1,259   $ 29,818

  Incentive Bonus                            11,978             62             733     12,773

  Payroll Taxes and Benefits                  3,988            796             192      4,976

  Total Salaries and Related Expenses       $40,316        $ 5,067        $  2,184    $47,567

  Average Number of Employees                 2,702            607             120      3,429


     The amount of expense attributable to salaries increased during the quarter ended May 31, 1994 primarily due to the increased number of employees (resulting from hirings that occurred subsequent to May 31, 1993 during periods of increased loan production), a larger servicing portfolio and the Company's strategy to expand its market share, particularly in the home purchase lending market. Incentive bonuses earned during the quarter ended May 31, 1994 decreased primarily due to decreased loan production.

     Occupancy and other office expenses for the quarter ended May 31, 1994 increased 22% to $26.0 million from $21.3 million for the quarter ended May 31, 1993. This increase was attributable primarily to the expansion of the Retail and Wholesale Divisions' branch networks. As of May 31, 1994, there were 285 Retail Division branch offices (including 77 satellite offices and five regional service centers) and 70 Wholesale Division branch offices (including 9 regional support centers). As of May 31, 1993, there were 207 Retail Division branch offices (including 75 satellite offices and eight regional service centers) and 60 Wholesale Division branch offices (including 9 regional support centers). In addition, the increase in the Company's loan production that occurred subsequent to May 31, 1993 and a larger servicing portfolio resulted in an increase in occupancy and other office expenses related to the Company's central office.

     Guarantee fees (fees paid to guarantee timely and full payment of principal and interest on mortgage-backed securities and whole loans sold to permanent investors and to transfer the recourse provisions of the loans in the servicing portfolio) for the quarter ended May 31, 1994 increased 60% to $19.1 million from $11.9 million for the quarter ended May 31, 1993. This increase resulted primarily from an increase in the servicing portfolio.

     Marketing expenses for the quarter ended May 31, 1994 increased 45% to $6.8 million from $4.7 million for the quarter ended May 31, 1993. The increase in marketing expenses reflects the Company's strategy to expand its market share, particularly in the home purchase lending market.

   Profitability of Loan Production and Servicing Activities

     During the quarter ended May 31, 1994, the Company's pre-tax income from its loan production activities (which include loan originations and purchases, warehousing and sales) was $20.9 million. For the quarter ended May 31, 1993, the Company's comparable pre-tax income was $59.3 million. The decrease of $38.4 million is primarily attributable to lower loan production. During the quarter ended May 31, 1994, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance and acting as tax payment agent) was $32.0 million as compared to $12.2 million during the quarter ended May 31, 1993. The increase is primarily due to an increase in the servicing portfolio.


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


SEASONALITY

     The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, although refinancings tend to be less seasonal and more closely related to changes in interest rates. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. The Company believes that during the period from March 1, 1994 through May 31, 1994, any favorable impact of the typical seasonal pattern was offset by an increase in mortgage interest rates.


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

   Cash Flows

     Operating Activities During the quarter ended May 31, 1994, the decrease of the Company's warehouse of mortgage loans provided cash of approximately $0.8 billion, which was principally used to reduce short-term debt as discussed below under Financing Activities. The Company's operating activities used cash to fund other asset and working capital increases of $30 million, and also generated $86 million of positive cash flow, which was principally allocated to the long-term investment in servicing as discussed below under Investing Activities.

     Investing Activities Net cash used by investing activities increased to $210 million for the quarter ended May 31, 1994 from $181 million for the quarter ended May 31, 1993. This increase was primarily the result of an increase in additions to capitalized servicing fees receivable due to the Company's decision to retain more excess servicing.

     Financing Activities  Net cash used by financing activities was $0.6
billion for the quarter ended May 31, 1994.   In the quarter ended May 31, 1993,
net cash was provided by financing activities in the amount of $1.6 billion. This change was primarily the result of repayments of short-term borrowings by the Company during the quarter ended May 31, 1994.


PROSPECTIVE TRENDS


   Applications and Pipeline of Loans in Process

     During the quarter ended May 31, 1994, the Company received new loan applications at an average daily rate of $165 million, and at May 31, 1994, the Company's pipeline of loans in process was $4.4 billion. This compares to a daily application rate during the quarter ended May 31, 1993 of $272 million and a pipeline of loans in process at May 31, 1993 of $7.8 billion. The decline in the pipeline of loans in process from May 31, 1993 to May 31, 1994 was primarily due to an increase in mortgage interest rates. The size of the pipeline is generally an indication of the level of future fundings, as historically 41% to 75% of the pipeline of loans in process has funded. In addition, the Company has committed to make loans in the amount of $2.7 billion, subject to property identification and borrower qualification ("Lock n' Shop Pipeline"). At May 31, 1993, the Lock n' Shop Pipeline was $0.7 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the direction of interest rates, seasonal factors and general economic conditions. At June 30, 1994, the average daily amount of applications received was $121 million, the pipeline of loans in process was $4.0 billion and the Lock n' Shop Pipeline was $2.2 billion.

  Market Factors

     Since late 1993, mortgage interest rates have increased. An environment of rising interest rates has resulted in lower production (particularly from refinancings) and greater price competition, which may adversely impact earnings from loan origination activities in the future. The Company has taken steps to maintain its productivity and efficiency, particularly in the loan production area, by reducing staff and embarking on a program to reduce production-related and overhead costs. However, there has been a time lag between the reduction in income caused by declining production and the reduction in expenses. Through June 30, 1994, the net decline in the Company's production staff was approximately 39% from approximately 2,700 at February 28, 1994. The Company has reduced its total staffing levels from approximately 4,800 at February 28, 1994 to approximately 3,500 at June 30, 1994. However, with rising interest rates, earnings from the Company's loan servicing portfolio should increase over time as amortization of the Servicing Assets and Interest Costs Incurred on Payoffs decrease and the rate of interest earned from the escrow balances associated with the Company's servicing portfolio increases. The Company has begun a campaign to further increase the size of its servicing portfolio, thereby increasing its servicing revenue base, by acquiring servicing contracts through bulk purchases. During the quarter ended May 31, 1994, the Company has purchased such servicing contracts with principal balances amounting to $3.5 billion.

     In addition to other mortgage bankers, some of whom have raised equity capital in public markets during the past several years (including initial public offerings by most of the mortgage bankers now publicly traded), the Company's primary competitors are commercial banks and savings and loans and mortgage banking subsidiaries of diversified companies. Particularly in California, savings and loans are competing with the Company by offering aggressively priced adjustable-rate mortgage products since interest rates have increased. Generally, the Company has noted significant price competition among mortgage lenders, which has resulted in downward pressure on gain on sale of loans.

     Some regions in which the Company operates have been experiencing slower economic growth, and real estate financing activity in these regions has been negatively impacted. As a result, home lending activity for single- (one-to-four) family residences in these regions may also have experienced slower growth. There can be no assurance that the Company's operations and results will not be negatively impacted by adverse economic conditions such as those discussed above. The Company's California mortgage loan production (measured by principal balance) constituted 34% of its total production during the quarter ended May 31, 1994, down from 51% for the quarter ended May 31, 1993. The decline in the percentage of California production was due to the Company's continued effort to expand its production capacity outside of California. Since California's mortgage loan production constitutes a significant portion of the Company's production during the quarter, there can be no assurance that the Company's operations will not be adversely affected to the extent California experiences a period of slower or negative economic growth resulting in decreased residential real estate lending activity.

     As of May 31, 1994, approximately 47% of the principal balance of mortgage loans in the Company's servicing portfolio were secured by properties located in California. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. Accordingly, any increase in foreclosure activity should not result in significant foreclosure losses to the Company. However, the Company's expenses may be increased somewhat as a result of the additional staff efforts required to foreclose on a loan. Similarly, government loans serviced by the Company (17% of the Company's servicing portfolio at May 31, 1994) are insured or partially guaranteed against loss by the Federal Housing Administration or the Veterans Administration. As such, the limited unreimbursed costs incurred by the Company on government foreclosed loans are not material to the Company's consolidated financial statements.

 Servicing Hedge

     As previously discussed, the Company realized no gains and recorded amortization of Servicing Hedge option premiums amounting to $19.9 million during the quarter ended May 31, 1994. At May 31, 1994, the Servicing Hedge option premiums had an unamortized cost of approximately $44 million. The options expire through March 1995. There is no assurance that the Company's Servicing Hedge will generate gains in the future. To the extent that interest rates remain at the higher levels to which they rose during the quarter ended May 31, 1994, the Company should be able to replace existing Servicing Hedge positions at a cost significantly below that previously paid.

   Implementation of New Accounting Standards

      Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, was issued in May 1993. Implementation of this standard, which is required for the Company's fiscal year beginning March 1, 1995, is not expected to have a material effect on the Company's financial statements.

      In June 1994, the Financial Accounting Standards Board ("FASB") issued a Proposed Statement of Financial Accounting Standards, Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans. This proposed statement would, among other provisions, require the recognition of originated mortgage servicing rights ("OMSRs"), as well as purchased mortgage servicing rights ("PMSRs"), as assets. Presently, the cost of OMSRs is included with the cost of the related loans and written off against income when the loans are sold, but the cost of PMSRs is recorded as an asset. All capitalized mortgage servicing rights would be evaluated for impairment on a discounted, disaggregated basis. Under current accounting requirements, the impairment evaluation may be made on either a discounted or an undiscounted basis. The Company uses a disaggregated, undiscounted method. A final statement is expected by the end of calendar year 1994. The effect on the Company's financial position and results of operations will be evaluated when the FASB finalizes its decisions.


                           PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 First Amendment to Mortgage Loan Warehousing Agreement: Facility A and Mortgage Loan Warehousing Agreement: Facility B dated as of March 25, 1994 by and among Countrywide Funding Corporation ("CFC") and various financial institutions.

10.2 Countrywide Credit Industries, Inc. Supplemental Executive Retirement Plan effective March 1, 1994.

10.3 Countrywide Credit Industries, Inc. Split-Dollar Life Insurance Agreement.

10.4 Countrywide Credit Industries, Inc. Split-Dollar Collateral Assignment.

10.5 1994 Amended and Extended Management Agreement, dated as of May 15, 1994, between Countrywide Mortgage Investments, Inc. ("CMI") and Countrywide Asset Management Corporation.

10.6 1994 Amended and Restated Loan Purchase and Administrative Services Agreement, dated as of May 15, 1994, between CMI and CFC.

11.1 Statement Regarding Computation of Per Share Earnings.

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




                                     COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                             (Registrant)






     DATE:     July 15, 1994   /s/ Stanford L. Kurland
                               Senior Managing Director and
                               Chief Operating Officer




     DATE:     July 15, 1994   /s/ Stanford L. Kurland
                               Chief Financial Officer