Form 10-Q
period 1994-08-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1994-10-17
CIK 25191

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

For the period ended August 31, 1994

                                       OR

                     [      ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to
__________________________

Commission File Number:        1-8422



                 COUNTRYWIDE CREDIT INDUSTRIES,
                          INC.
                (Exact name of registrant as
                specified in its charter)

           DELAWARE                  13-2641992
 (State or other jurisdiction       (IRS Employer
              of                 Identification No.)
       incorporation or
        organization)

155 N. Lake Avenue, Pasadena,
California                               91101
(Address of principal executive
offices)                               (Zip Code)

                         (818) 304-8400
              (Registrant's telephone number,
                  including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X   N
                                             o

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                     Outstanding at
                                   September 22, 1994
Common Stock $.05 par value            91,283,829

                                     PART I
                              FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                          August 31,   February 28,
                                             1994          1994
                                    (Dollar amounts in thousands)
ASSETS
Cash                                       $   6,867     $   4,034
Receivables for mortgage loans shipped     1,738,640     1,970,431
Mortgage loans held for sale               1,639,132     1,743,830
Other receivables                            423,347       349,770
Property, equipment and leasehold
improvements, at cost - net of
 accumulated depreciation                    157,011       145,625
Capitalized servicing fees receivable        364,772       289,541
Purchased servicing rights                 1,057,363       836,475
Other assets                                 251,556       245,815

   Total assets                           $5,638,688    $5,585,521

Borrower and investor custodial accounts
(segregated in special
 accounts - excluded from corporate
assets)                                   $1,186,421    $1,366,643

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                             $4,094,349    $3,859,227
Drafts payable issued in connection with     174,450       449,814
mortgage loan closings
Accounts payable and accrued liabilities     106,793        87,818
Deferred income taxes                        343,750       308,525
   Total liabilities                       4,719,342     4,705,384

Commitments and contingencies                     -             -

Shareholders' equity
Preferred stock - authorized, 1,316,000
shares of $.05 par value;
  issued and outstanding, none                    -             -
Common stock - authorized, 240,000,000
shares of $.05 par value;
 issued and outstanding, 91,260,013
shares at August 31, 1994
 and 91,063,751 shares at February 28,
1994                                           4,563         4,553
Additional paid-in capital                   606,977       606,031
Retained earnings                            307,806       269,553
   Total shareholders' equity                919,346       880,137

   Total liabilities and shareholders'
equity                                    $5,638,688    $5,585,521


Borrower and investor custodial accounts  $1,186,421    $1,366,643

The accompanying notes are an integral part of these statements

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                              Three Months             Six Months
                             Ended August 31,          Ended August 31,
                              1994       1993         1994        1993
                        (Dollar amounts in thousands, except per share data)
Revenues
 Loan origination fees        $49,041   $96,382      $122,777    $175,622
 Gain (loss) on sale of
loans, net of
commitment fees               (16,503)   14,711        (4,755)     43,834
  Loan production revenue      32,538   111,093       118,022     219,456

 Interest earned               72,868    93,344       163,650     158,878
 Interest charges             (54,379)  (67,434)     (118,022)   (119,162)
  Net interest income          18,489    25,910        45,628      39,716

 Loan servicing income        103,248    75,306       199,178     139,144
 Less amortization of
servicing assets              (25,068)  (80,007)      (48,068)   (137,435)
 Add (less) servicing hedge
benefit (expense)             (19,344)   44,000       (39,260)     70,900
 Less write-off of
servicing hedge               (25,600)        0       (25,600)          0
  Net loan administration
income                         33,236    39,299        86,250      72,609

 Gain on sale of servicing     56,880         0        56,880           0
 Commissions, fees and
other income                    9,963    11,970        21,444      23,156

     Total revenues           151,106   188,272       328,224     354,937

Expenses
 Salaries and related
expenses                       48,990    55,583       109,122     103,150
 Occupancy and other office
expenses                       25,611    24,611        51,616      45,912
 Guarantee fees                20,720    13,737        39,778      25,617
 Marketing expenses             5,395     5,855        12,152      10,525
 Branch and administrative
office
  consolidation costs           8,000         0         8,000           0
 Other operating expenses      10,541    11,721        19,492      20,806

     Total expenses           119,257   111,507       240,160     206,010

Earnings before income
taxes                          31,849    76,765        88,064     148,927
 Provision for income taxes
                               12,739    30,706        35,225      59,571

 NET EARNINGS                 $19,110   $46,059       $52,839     $89,356

Earnings per share
 Primary                        $0.21     $0.51         $0.57       $1.00
 Fully diluted                  $0.21     $0.50         $0.57       $0.97


The accompanying notes are an integral part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                Six Months
                                             Ended August 31,
                                               1994      1993
                                        (Dollar amounts in thousands)
 Cash flows from operating activities:
 Net earnings                            $    52,839    $    89,356
 Adjustments to reconcile net earnings
to net cash
   used by operating activities:
  Amortization of purchased servicing
rights                                        46,768         69,434
  Amortization of capitalized servicing
fees receivable                                1,300         68,001
  Depreciation and other amortization         12,647          6,484
  Deferred income taxes                       35,225         59,571
  Gain on bulk sale of servicing rights      (56,880)             -

  Origination and purchase of loans held (15,588,789)   (25,099,516)
for sale
  Principal repayments and sale of loans
                                          15,925,278     23,352,773
   Decrease (increase) in mortgage loans
shipped and held for sale                    336,489     (1,746,743)

  Increase in other receivables and
other assets                                 (45,218)       (77,565)
  Increase in accounts payable and
accrued liabilities                           18,975         36,964
   Net cash provided (used) by operating
activities                                   402,145     (1,494,498)

Cash flows from investing activities:
 Additions to purchased servicing rights    (267,656)      (250,990)
 Additions to capitalized servicing fees
receivable                                  (106,596)       (67,839)
 Book value of excess servicing sold          30,065           -
 Proceeds from bulk sale of servicing
rights                                        20,547            -
 Purchase of property, equipment and
leasehold
  improvements - net                         (21,800)       (34,196)
   Net cash used by investing activities
                                            (345,440)      (353,025)

Cash flows from financing activities:
 Net (decrease) increase in warehouse
debt and other
  short-term borrowings                     (176,029)     1,409,353
 Issuance of long-term debt                  201,205        500,000
 Repayment of long-term debt                 (65,418)       (50,987)
 Issuance of common stock                        956          2,628
 Cash dividends paid                         (14,586)       (11,786)
   Net cash (used) provided by financing
activities                                   (53,872)     1,849,208

Net increase in cash                           2,833          1,685
Cash at beginning of period                    4,034         12,573
Cash at end of period                    $     6,867    $    14,258

Supplemental cash flow information:
 Cash used to pay interest               $   125,321    $   115,490
 Cash refunded from income taxes        ($       814)  ($     1,789)
 Noncash financing activities -
conversion of preferred stock                     -     $    25,800


The accompanying notes are an integral part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended August 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 1994 of Countrywide Credit Industries, Inc. (the "Company").

     On March 21, 1994, the Company's Board of Directors declared a 3-for-2 stock split payable May 3, 1994 to shareholders of record on April 11, 1994. All references in the accompanying consolidated financial statements to the number of common shares and share amounts have been restated to reflect the stock split.


NOTE B - NOTES PAYABLE

 Notes payable consisted of the following.

 (Dollar amounts in thousands)
                                           August 31,    February 28,
                                              1994           1994

 Commercial paper                           $2,100,517     $2,194,543
 Medium-term notes, Series A, B and C,                      1,088,550
 net of discounts                            1,223,050
 Reverse-repurchase agreements                 568,700        312,129
 Pre-sale funding facilities                        -          63,210
 Subordinated notes                            200,000        200,000
 Other notes payable (2.40%-2.90%)               2,082            795

                                            $4,094,349     $3,859,227



Bank Mortgage Warehouse Credit Facility and Commercial Paper

  As of August 31, 1994, Countrywide Funding Corporation ("CFC"), the Company's mortgage banking subsidiary, had an unsecured credit arrangement (mortgage warehouse credit facility) with forty-three commercial banks permitting CFC to borrow an aggregate maximum amount of $2.9 billion, including commercial paper. As of August 31, 1994, CFC had no outstanding direct borrowings under the mortgage warehouse credit facility, and commercial paper borrowings amounted to $2.1 billion. The maximum amount that can be borrowed under the mortgage warehouse credit facility may be increased to $3.0 billion in the event any lender or lenders agree with CFC to increase such lender's maximum commitment and/or through the inclusion as a lender of an additional financial institution or institutions. The facility contains various financial covenants and restrictions, including the prohibition of paying dividends, if at the date of payment or distribution an event of default or potential default exists with respect to the credit agreement. Interest on direct borrowings is based on the prime rate and/or the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. The weighted average commercial paper rate for the six months ended August 31, 1994, including the effect of the interest rate swap agreements discussed below, was 4.07%. Under certain circumstances, including the failure to maintain specified minimum credit ratings, borrowings under the mortgage loan warehouse credit facility and commercial paper may become secured by mortgage loans held for sale and receivables for mortgage loans shipped. Under the provisions of the mortgage warehouse credit facility, $977 million of the total aggregate maximum borrowing amount expires on November 14, 1994; the remaining amount available under the facility of $1.95 billion expires on November 15, 1995.

Medium-Term Notes

       As of August 31, 1994, outstanding medium-term notes issued by the parent and CFC under various shelf registrations filed with the Securities and Exchange Commission were as follows.

(Dollar amounts in thousands)

                 Outstanding Balance            Interest Rate           Maturity
          Floating-
            Rate        Fixed-Rate     Total      From     To        From        To
 Parent
           $     -    $     12,750  $    12,750   10.60%   10.60%     Dec 1994  Aug 1995
Series A

 CFC
           5,000          449,800      454,800    5.78%    8.79%    Sep  1994  Mar 2002
Series A

           11,000         469,000      480,000    5.11%    6.98%     Mar 1996  Aug 2005
Series B

           150,000        125,500      275,500    5.13%    7.75%     Apr 1999  Mar 2004
Series C
 Subtotal  $166,000    $1,044,300   $1,210,300

    Total  $166,000    $1,057,050   $1,223,050

  As of August 31, 1994, all of the outstanding fixed-rate notes of CFC had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on CFC's medium-term note borrowings for the six months ended August 31, 1994, including the effect of the interest rate swap agreements, was 4.85%. In addition, as of August 31, 1994, $224.5 million was available for future issuances under the Series C shelf registration.

Reverse-Repurchase Agreements

      As of August 31, 1994, the Company had entered into short-term financing arrangements to sell mortgage-backed securities and whole loans under agreements to repurchase. The weighted average borrowing rate for the six months ended August 31, 1994 was 4.09%. The reverse-repurchase agreements were collateralized by either mortgage-backed securities or whole loans. All mortgage-backed securities and whole loans underlying reverse-repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical mortgage-backed securities or whole loans.

Pre-Sale Funding Facilities

  As of August 31, 1994, CFC had a $1.5 billion revolving credit facility ("Early Funding Agreement") with the Federal Home Loan Mortgage Corporation ("FHLMC"). The credit facility is secured by conforming mortgage loans which are in the process of being pooled into FHLMC participation certificates. Interest rates under the agreement are based on the prevailing rates for mortgage-backed securities reverse-repurchase agreements. The weighted average borrowing rate for the six months ended August 31, 1994 was 3.65%. Of the total credit facility, $750 million is committed through November 18, 1994. This commitment is subject to CFC's compliance with certain financial and operational covenants. The balance of the credit facility is cancelable by either party upon the maturity of all, if any, then existing obligations. As of August 31, 1994, CFC had no outstanding borrowings under this facility.

 As of August 31, 1994, CFC had a $1 billion revolving credit facility ("As Soon as Pooled Agreement") with the Federal National Mortgage Association ("FNMA"). The credit facility is secured by conforming mortgage loans which are in the process of being pooled into FNMA mortgage-backed securities. Interest rates are based on LIBOR and/or federal funds. The weighted average borrowing rate for the six months ended August 31, 1994 was 3.73%. Of the total credit facility, $500 million is committed through July 20, 1995. This commitment is subject to CFC's compliance with certain financial and operational covenants. The balance of the credit facility is cancelable by either party upon the maturity of all, if any, then existing obligations. As of August 31, 1994, the Company had no outstanding borrowings under this facility.

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

Other

  As of August 31, 1994, CFC had interest rate swap agreements with certain financial institutions having notional principal amounts totaling $2.82 billion. The effect of these agreements is to enable CFC to convert a portion of its fixed-rate cost borrowings to LIBOR-based floating-rate cost borrowings (notional amount $1.04 billion), to convert a portion of its commercial paper and medium-term note borrowings from one floating-rate index to another (notional amount $.53 billion) and to further manage the Company's exposure to interest rate risk (notional amount $1.25 billion). Payments are due periodically through the termination date of each agreement. The agreements expire between September 1994 and August 2005.

NOTE C - SUBSEQUENT EVENTS

  On  September 21, 1994, the Company declared a cash dividend of $0.08 per
common  share  payable     October 18, 1994 to shareholders  of  record  on
October 3, 1994.

  On September 23, 1994, CFC entered into a new three-year revolving credit agreement with a group of forty commercial banks, replacing the mortgage warehouse credit facility described in Note B. The revolving credit agreement permits CFC to borrow an aggregate maximum amount of $2.5 billion, including commercial paper. The revolving credit agreement expires on September 19, 1997.

NOTE D - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

 The following tables present summarized financial information for Countrywide Funding Corporation.

  (Dollar amounts in thousands)
                                                  August 31,    February 28,
                                                     1994           1994
  Balance Sheets:

    Mortgage loans shipped and held for sale      $3,377,772      $3,714,261
    Other assets                                   2,203,511       1,809,403
       Total assets                               $5,581,283      $5,523,664

    Short- and long-term debt                     $4,262,048      $4,296,291
    Other liabilities                                416,545         374,559
    Equity                                           902,690         852,814
      Total liabilities and equity                $5,581,283      $5,523,664





   (Dollar amounts in thousands)     Six Months Ended August 31,
                                              1994       1993
   Statements of Earnings:

     Revenues                               $310,146      $332,698
     Expenses                                227,020       193,619
     Provision for income taxes               33,251        55,632
       Net earnings                        $  49,875     $  83,447

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended August 31, 1994 Compared to Quarter Ended August 31, 1993

     Revenues for the quarter ended August 31, 1994 decreased 20% to $151.1 million from $188.3 million for the quarter ended August 31, 1993. Net earnings  decreased 59% to $19.1 million for the quarter ended  August  31,
1994 from $46.1 million for the quarter ended August 31, 1993. The decrease in revenues for the quarter ended August 31, 1994 was due to decreased loan production (resulting primarily from increased mortgage interest rates) and the write-off of the remaining unamortized costs of the Company's prior servicing hedge. These negative effects were somewhat offset by the favorable impact of a larger and more slowly prepaying loan servicing portfolio and of a gain recognized on the sale of servicing. The decrease in net earnings was primarily the result of the decrease in revenues, higher guarantee fees caused by the larger servicing portfolio and a nonrecurring charge due to the Company's downsizing and office consolidation process.

      The total volume of loans produced decreased 54% to $6.2 billion for the quarter ended August 31, 1994 from $13.6 billion for the quarter ended August 31, 1993. Refinancings totaled $1.2 billion, or 20% of total fundings for the quarter ended August 31, 1994, as compared to $10.0 billion or 73% of total fundings for the quarter ended August 31, 1993. Adjustable-rate mortgage loan production totaled $2.2 billion, or 34% of total fundings for the quarter ended August 31, 1994, as compared to $2.6 billion or 19% of total fundings for the quarter ended August 31, 1993. During the quarter ended August 31, 1994, the operations of the Company's Retail and Consumer Divisions were combined into the Consumer Markets Division. Production in the Company's Consumer Markets Division amounted to $1.8 billion for the quarter ended August 31, 1994 compared to $2.6 billion combined production for the Retail and Consumer Divisions for the quarter ended August 31, 1993. Production in the Company's Wholesale Division decreased to $2.0 billion (which included approximately $0.4 billion of originated loans and $1.6 billion of purchased loans) for the quarter ended August 31, 1994 compared to $5.9 billion (which included approximately $3.7 billion of originated loans and $2.2 billion of purchased loans) for the quarter ended August 31, 1993. The Company's Correspondent Division purchased $2.4 billion in mortgage loans for the quarter ended August 31, 1994 compared to $5.1 billion for the quarter ended August 31, 1993. The factors which affect the relative volume of production among the Company's three divisions include loan pricing decisions and the relative competitiveness of such pricing, the level of real estate and mortgage lending activity in each Division's markets, and the success of each Division's sales and marketing efforts.

      At August 31, 1994 and 1993, the Company's pipeline of loans in process was $3.7 billion and $9.0 billion, respectively. Historically, approximately 41% to 75% of the pipeline of loans in process has funded. In addition, at August 31, 1994 and 1993, the Company had committed to make loans in the amount of $3.2 billion and $0.9 billion, respectively, subject to property identification and borrower qualification ("Lock n' Shop Pipeline"). For the quarters ended August 31, 1994 and 1993, the Company received 69,896 and 135,532 new loan applications, respectively, at an average daily rate of $121 million and $299 million, respectively. The following actions were taken during the quarter ended August 31, 1994 on the total applications received during that quarter: 36,648 loans (52% of total applications received) were funded and 7,939 applications (11% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during the quarter ended August 31, 1993 on the total applications received during that quarter: 59,715 loans (44% of total applications received) were funded and 18,028 applications (13% of total applications received) were either rejected by the Company or withdrawn by the applicant. The factors that affect the percentage of applications received and funded during a given time period include changes in interest rates, the purpose of the loan, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.

      Loan origination fees and gain (loss) on sale of loans decreased due to lower loan production that resulted primarily from an increase in the level of mortgage interest rates. Gain (loss) on sale of loans also decreased as a result of reduced margins due to increased competition caused by lower demand for mortgage loans in the quarter ended August 31, 1994 than in the quarter ended August 31, 1993. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including loan pricing decisions, the volume of loans produced and the volatility and general direction of interest rates.

      Net interest income (interest earned net of interest charges) decreased to $18.5 million for the quarter ended August 31, 1994 from $25.9 million for the quarter ended August 31, 1993. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($7.8 million and $29.3 million for the quarters ended August 31, 1994 and 1993, respectively); (ii) interest expense related to the Company's investment in servicing rights ($2.4 million and $16.0 million for the quarters ended August 31, 1994 and 1993, respectively); and (iii) interest income earned from the escrow balances associated with the Company's servicing portfolio ($13.1 million and $12.6 million for the quarters ended August 31, 1994 and 1993, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The decrease in net interest income from the mortgage loan warehouse was attributable to a decrease in the average mortgage loan warehouse due to the decline in production and to a decrease in the net earnings rate. The decrease in interest expense related to the investment in servicing rights resulted primarily from a decrease in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). Such decrease was caused by a decline in prepayments caused by increased interest rates. The increase in net interest income earned from the escrow balances was related to an increase in the earnings rate, partially offset by a decline in the escrow balances caused by a decline in the prepayment rate, from the quarter ended August 31, 1993 to the quarter ended August 31, 1994.

      During the quarter ended August 31, 1994, loan administration income was positively affected by the continued growth and decreased prepayment rate of the loan servicing portfolio. At August 31, 1994, the Company serviced $96.8 billion of loans (including $1.1 billion of loans subserviced for others) compared to $72.2 billion (including $0.4 billion of loans subserviced for others) at August 31, 1993, a 34% increase. The growth in the Company's servicing portfolio during the quarter ended August 31, 1994 was primarily the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments and a sale of servicing rights for loans with principal balances of $5.9 billion. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at August 31, 1994 was 7.3% compared to 7.5% at August 31, 1993. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is countercyclical to loan origination income. In periods of rising interest rates (as occurred in the quarter ended August 31, 1994), prepayments tend to decline and income from the servicing portfolio generally rises.

      During the quarter ended August 31, 1994, the annualized prepayment rate of the Company's servicing portfolio was 8%, as compared to 34% for the quarter ended August 31, 1993. In general, the prepayment rate is affected by the relative level of mortgage interest rates, activity in the home purchase market and the relative level of home prices in a particular market. The decrease in the prepayment rate was primarily attributable to decreased refinance activity caused by increased mortgage interest rates in the quarter ended August 31, 1994 from the quarter ended August 31, 1993. The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. To further mitigate the effect on earnings of higher amortization (which is deducted from loan servicing income) resulting from increased prepayment activity, the Company purchases call options and other financial instruments that increase in value when interest rates decline (the "Servicing Hedge").

      For the quarter ended August 31, 1994, total amortization amounted to $25.1 million, representing an annualized rate of 8% of average capitalized servicing fees receivable and purchased servicing rights ("Servicing Assets"). During the quarter ended August 31, 1994, the Company did not realize any Servicing Hedge gains; in addition, amortization of option premiums related to the Servicing Hedge amounted to $19.3 million. Also during that quarter, the Company decided to replace its prior Servicing Hedge with a new hedge resulting in a write-down of the remaining unamortized costs of the prior hedge of $25.6 million. For the quarter ended August 31, 1993, total amortization was $80.0 million, representing an annualized rate of 39% of the average Servicing Assets. During the quarter ended August 31, 1993, the Company realized $44.0 million in net Servicing Hedge gains. The factors affecting the rate of amortization recorded in an accounting period include the level of prepayments during the period, the change in prepayment expectations and the amount of Servicing Hedge gains or losses. The decline in the rate of amortization from the quarter ended August 31, 1993 to the quarter ended August 31, 1994 resulted primarily from a decline in the current and projected future prepayment rates caused by an increase in mortgage interest rates.

      The following summarizes the notional amounts of servicing hedge transactions.

                                             Long                Long Call
                                                                  Options
                                         Call Options        on U.S. Treasury
  (Dollar amounts in millions)              on MBS                Futures

  Balance, May 31, 1994                $    500              $    3,070
    Deletions                              (500)                 (3,070)
  Balance, August 31, 1994             $      0              $        0


      During the quarter ended August 31, 1994, the Company decided to replace its prior servicing hedge strategy with a new hedge, which the Company believes will be more cost effective in the higher interest rate environment being experienced. As a result, the Company recorded an additional write-down of $25.6 million during the quarter ended August 31, 1994, representing the unamortized costs of the prior hedge. The new hedge strategy, which was implemented in September 1994, consists of interest rate floors with terms ranging from 3 to 5 years under which the Company receives a cash payment when interest rates fall below a certain level and call options that increase in value when interest rates decline. Neither the interest rate floors nor the call options expose the Company to loss beyond its initial outlay to acquire them.

      During the quarter ended August 31, 1994, the Company acquired bulk servicing rights for loans with principal balances aggregating $5.1 billion at a price of $68.9 million or 1.34% of the aggregate outstanding principal balances of the servicing portfolios acquired. During the quarter ended August 31, 1993, the Company acquired bulk servicing rights for loans with principal balances aggregating $0.4 billion at a price of $1.2 million or 1.02% of the aggregate outstanding principal balances of the servicing portfolios acquired.

      During the quarter ended August 31, 1994, the Company sold servicing rights for loans with principal balances of $5.9 billion and recognized a gain of $56.9 million. No servicing rights were sold during the quarter ended August 31, 1993.

      Salaries and related expenses are summarized below for the quarters ended August 31, 1994 and 1993.

  (Dollar amounts in thousands)                        Quarter Ended August 31, 1994
                                         Production         Loan             Other
                                         Activities    Administration      Activities        Total

  Base Salaries                             $26,602       $  5,926       $   1,205          $33,733

  Incentive Bonus                             7,934             98           2,085           10,117

  Payroll Taxes and Benefits                  4,047            956             137            5,140

  Total Salaries and Related Expenses       $38,583       $  6,980       $   3,427          $48,990

  Average Number of Employees                 2,430            835             235            3,500

  (Dollar amounts in thousands)                      Quarter Ended August 31, 1993
                                         Production         Loan             Other
                                         Activities    Administration      Activities        Total

  Base Salaries                            $29,041        $  4,541          $  1,211        $34,793

  Incentive Bonus                          14,205               79               616         14,900

  Payroll Taxes and Benefits                 4,961             781               148          5,890

  Total Salaries and Related Expenses      $48,207         $ 5,401          $  1,975        $55,583

  Average Number of Employees                3,148             648               136          3,932


      Salaries expense decreased during the quarter ended August 31, 1994 primarily due to the decreased number of employees resulting from decreased loan production. Incentive bonuses earned during the quarter ended August 31, 1994 decreased primarily due to decreased loan production.

      Occupancy and other office expenses for the quarter ended August 31, 1994 increased 4% to $25.6 million from $24.6 million for the quarter ended August 31, 1993. This increase was attributable to the expansion of the Consumer Markets Division branch network. As of August 31, 1994, there were 272 Consumer Markets Division branch offices (including 47 satellite offices). As of August 31, 1993, there were 259 Consumer Markets branch offices (including 105 satellite offices and 13 regional service centers). In addition, the increase in the Company's loan production that occurred subsequent to August 31, 1993 and the larger servicing portfolio resulted in an increase in occupancy and other office expenses related to the Company's central office. The increases in occupancy and other office expenses were partially offset by a decline in the number of Wholesale Division branch offices from 69 (including 11 regional support centers) at August 31, 1993 to 62 (including six regional support centers) at August 31, 1994.

      Guarantee fees (fees paid to guarantee timely and full payment of principal and interest on mortgage-backed securities and whole loans sold to permanent investors and to transfer the recourse provisions of the loans in the servicing portfolio) for the quarter ended August 31, 1994 increased 51% to $20.7 million from $13.7 million for the quarter ended August 31, 1993. This increase resulted primarily from an increase in the servicing portfolio.

      Marketing expenses for the quarter ended August 31, 1994 decreased 8% to $5.4 million from $5.9 million for the quarter ended August 31, 1993. The decrease in marketing expenses reflects an effort to reduce expenses as a result of decreased production caused by higher mortgage interest rates.

      The Company incurred an $8.0 million nonrecurring charge for the quarter ended August 31, 1994. This expense relates to the consolidation and relocation of branch and administrative offices that occurred as a result of the reduction in staff caused by declining production.

      Other operating expenses for the quarter ended August 31, 1994 decreased from the quarter ended August 31, 1993 by $1.2 million, or 10%. This decrease was due primarily to decreased loan production.

   Profitability of Loan Production and Servicing Activities

      During the quarter ended August 31, 1994, the Company's pre-tax loss from its loan production activities (which include loan originations and purchases, warehousing and sales) was $38.3 million. For the quarter ended August 31, 1993, the Company's comparable pre-tax income was $60.0 million. The decrease of $98.3 million is primarily attributable to lower loan production and increased competition caused by lower demand for mortgage loans. During the quarter ended August 31, 1994, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance and acting as tax payment agent) was $68.1 million as compared to $16.6 million during the quarter ended August 31, 1993. The increase is primarily due to an increase in the servicing portfolio and a sale of servicing during the quarter ended August 31, 1994 which resulted in a gain of $56.9 million. A write-off of the remaining cost of the Servicing Hedge in the amount of $25.6 million partially offset the increase in pre-tax income.

RESULTS OF OPERATIONS

Six Months Ended August 31, 1994 Compared to Six Months Ended August 31,
1993

      Revenues for the six months ended August 31, 1994 decreased 8% to $328.2 million from $354.9 million for the six months ended August 31, 1993. Net earnings decreased 41% to $52.8 million for the six months ended August 31, 1994 from $89.4 million for the six months ended August 31, 1993. The decrease in revenues for the six months ended August 31, 1994 was due to decreased loan production (resulting primarily from increased mortgage interest rates) and the write-off of the remaining unamortized costs of the Company's prior servicing hedge. These negative effects were somewhat offset by the favorable impact of a larger and more slowly prepaying loan servicing portfolio and of a gain recognized on the sale of servicing. The decrease in net earnings was primarily the result of the decrease in revenues, higher guarantee fees caused by the larger servicing portfolio and a nonrecurring charge due to the Company's downsizing and office consolidation process.

      The total volume of loans produced decreased 38% to $15.6 billion for the six months ended August 31, 1994 from $25.1 billion for the six months ended August 31, 1993. Refinancings totaled $6.1 billion, or 39% of total fundings for the six months ended August 31, 1994, as compared to $18.7 billion or 74% of total fundings for the six months ended August 31, 1993. Adjustable-rate mortgage loan production totaled $4.1 billion, or 27% of total fundings for the six months ended August 31, 1994, as compared to $5.6 billion or 22% of total fundings for the six months ended August 31, 1993. Production in the Company's Consumer Markets Division was $4.7 billion for each of the six months ended August 31, 1994 and August 31, 1993. Production in the Company's Wholesale Division decreased to $5.0 billion (which included approximately $2.2 billion of originated loans and $2.8 billion of purchased loans) for the six months ended August 31, 1994 compared to $11.0 billion (which included approximately $7.0 billion of originated loans and $4.0 billion of purchased loans) for the six months ended August 31, 1993. The Company's Correspondent Division purchased $5.9 billion in mortgage loans for the six months ended August 31, 1994 compared to $9.4 billion for the six months ended August 31, 1993.

      For the six months ended August 31, 1994 and 1993, the Company received 160,796 and 258,938 new loan applications, respectively, at an average daily rate of $143 million and $285 million, respectively. The following actions were taken during the six months ended August 31, 1994 on the total applications received during that six months: 100,670 loans (63% of total applications received) were funded and 30,743 applications (19% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during the six months ended August 31, 1993 on the total applications received during that six months: 150,945 loans (58% of total applications received) were funded and 43,592 applications (17% of total applications received) were either rejected by the Company or withdrawn by the applicant.

      Loan origination fees and gain (loss) on sale of loans decreased due to lower loan production that resulted from an increase in the level of mortgage interest rates. Gain (loss) on sale of loans also decreased as a result of reduced margins due to increased competition caused by lower demand for mortgage loans in the six months ended August 31, 1994 than in the six months ended August 31, 1993.

      Net interest income increased to $45.6 million for the six months ended August 31, 1994 from $39.7 million for the six months ended August 31, 1993. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($27.2 million and $47.2 million for the six months ended August 31, 1994 and
1993, respectively); (ii) interest expense related to the Company's investment in servicing rights ($8.8 million and $29.2 million for the six months ended August 31, 1994 and 1993, respectively); and (iii) interest income earned from the escrow balances associated with the Company's servicing portfolio ($27.2 million and $21.9 million for the six months ended August 31, 1994 and 1993, respectively). The decrease in net interest income from the mortgage loan warehouse was attributable to a decrease from the six months ended August 31, 1993 to the six months ended August 31, 1994 in the average mortgage loan warehouse due to the decline in production and to a decrease in the net earnings rate. The decrease in interest expense related to the investment in servicing rights resulted primarily from decreased Interest Costs Incurred on Payoffs. The increase in net interest income earned from the escrow balances was related to an increase in the earnings rate from the six months ended August 31, 1993 to the six months ended August 31, 1994.

      Loan administration income was positively affected by the continued growth of the loan servicing portfolio. The growth in the Company's servicing portfolio during the six months ended August 31, 1994 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments and a sale of servicing rights for loans with principal balances of $5.9 billion.

     During the six months ended August 31, 1994, the annualized prepayment rate of the Company's servicing portfolio was 13%, as compared to 32% for the six months ended August 31, 1993. The decrease in the prepayment rate was primarily attributable to decreased refinance activity caused by increased mortgage interest rates in the six months ended August 31, 1994 from the six months ended August 31, 1993.

      For the six months ended August 31, 1994, total amortization amounted to $48.1 million, representing an annualized rate of 8% of average Servicing Assets. During the six months ended August 31, 1994, the Company did not realize any Servicing Hedge gains; in addition, amortization of option premiums related to the Servicing Hedge amounted to $39.3 million. Also during that six months, the Company decided to replace its prior Servicing Hedge with a new hedge resulting in a write-down of the remaining unamortized costs of the prior hedge of $25.6 million For the six months ended August 31, 1993, total amortization was $137.4 million, representing an annualized rate of 36% of the average Servicing Assets. During the six months ended August 31, 1993, the Company realized $70.9 million in net Servicing Hedge gains. The decline in the rate of amortization from the six months ended August 31, 1993 to the six months ended August 31, 1994 resulted primarily from a decline in the current and projected future prepayment rates caused by an increase in mortgage interest rates.

     During the six months ended August 31, 1994, the Company acquired bulk servicing rights for loans with principal balances aggregating $8.6 billion at a price of $119.8 million or 1.30% of the aggregate outstanding principal balances of the servicing portfolios acquired. During the six months ended August 31, 1993, the Company acquired bulk servicing rights for loans with principal balances aggregating $3.3 billion at a price of $44.6 million or 1.35% of the aggregate outstanding principal balances of the servicing portfolios acquired.

      During the six months ended August 31, 1994, the Company sold servicing rights for loans with principal balances of $5.9 billion and recognized a gain of $56.9 million. No servicing rights were sold during the six months ended August 31, 1993.

      Salaries and related expenses are summarized below for the six months ended August 31, 1994 and 1993.

  (Dollar amounts in thousands)                        Six Months Ended August 31, 1994
                                          Production         Loan           Other
                                          Activities    Administration    Activities      Total

  Base Salaries                           $60,258         $11,419           $2,921    $  74,598

  Incentive Bonus                          18,628             208            2,767       21,603

  Payroll Taxes and Benefits               10,587           1,914              420       12,921

  Total Salaries and Related Expenses     $89,473          $13,541          $6,108     $109,122

  Average Number of Employees               2,910              819             220        3,949

  (Dollar amounts in thousands)                    Six Months Ended August 31, 1993
                                          Production         Loan           Other
                                          Activities    Administration    Activities     Total

  Base Salaries                             $53,390       $  8,750           $2,470    $  64,610

  Incentive Bonus                            26,183            141            1,349       27,673

  Payroll Taxes and Benefits                  8,951          1,576              340       10,867

  Total Salaries and Related Expenses       $88,524        $10,467           $4,159    $ 103,150

  Average Number of Employees                 2,926            627              128        3,681


      The amount of expense attributable to salaries increased during the six months ended August 31, 1994 primarily due to the increased number of employees (resulting from hirings that occurred subsequent to August 31, 1993 during periods of increased loan production), a larger servicing portfolio and the Company's strategy to expand its market share, particularly in the home purchase lending market. Incentive bonuses earned during the six months ended August 31, 1994 decreased primarily due to decreased loan production.

      Occupancy and other office expenses for the six months ended August 31, 1994 increased 12% to $51.6 million from $45.9 million for the six months ended August 31, 1993. This increase was attributable primarily to the expansion of the Consumer Markets Division branch network but was partially offset by a decline in the number of Wholesale Division branch offices. In addition, the increase in the Company's loan production that occurred subsequent to August 31, 1993 and a larger servicing portfolio resulted in an increase in occupancy and other office expenses related to the Company's central office.

      Guarantee fees for the six months ended August 31, 1994 increased 55% to $39.8 million from $25.6 million for the six months ended August 31, 1993. This increase resulted primarily from an increase in the servicing portfolio.

      Marketing expenses for the six months ended August 31, 1994 increased 15% to $12.2 million from $10.5 million for the six months ended August 31, 1993. The increase in marketing expenses reflects the Company's strategy to penetrate the home purchase lending market.

      Other operating expenses for the six months ended August 31, 1994 decreased over expenses for the six months ended August 31, 1993 by $1.3 million, or 6%. This decrease was due primarily to decreased loan production and related expenses.

   Profitability of Loan Production and Servicing Activities

      During the six months ended August 31, 1994, the Company's pre-tax loss from its loan production activities was $17.4 million. For the six months ended August 31, 1993, the Company's comparable pre-tax income was $119.2 million. The decrease of $136.6 million is primarily attributable to lower loan production and increased competition caused by lower demand
for  mortgage  loans.   During the six months ended August  31,  1994,  the
Company's pre-tax income from its loan servicing activities was $100.1 million as compared to $28.9 million during the six months ended August 31,
1993.   The  increase  is  primarily due to an increase  in  the  servicing portfolio and a sale of servicing during the six months ended August 31, 1994 which resulted in a gain of $56.9 million, partially offset by a write-off of the remaining costs of the Servicing Hedge in the amount of $25.6 million.


INFLATION

      Inflation affects the Company in the areas of loan production and servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the servicing portfolio having a note rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings primarily due to increased amortization of the Servicing Assets, a decreased rate of interest earned from the escrow balances, and increased Interest Costs Incurred on Payoffs. Conversely, as interest rates increase, loan production, particularly from loan refinancings, decreases, although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by a more vibrant economy or anticipation of increasing real estate values. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down, thereby extending the average life of the Company's servicing portfolio and reducing Interest Costs Incurred on Payoffs, and because the rate of interest earned from the escrow balances tends to increase. This is particularly noteworthy as the Company's servicing portfolio grows.


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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently relies on commercial paper supported by the revolving credit facility, medium-term notes, mortgage-backed securities and whole loan reverse-repurchase agreements, subordinated notes and cash flow from operations. In addition, in the past the Company has relied on bank borrowings collateralized by mortgage loans held for sale, servicing-secured bank facilities, pre-sale funding facilities, privately-placed financings and public offerings of preferred and common stock.

      Certain of the Company's and CFC's debt obligations contain various provisions that may affect the ability of the Company and CFC to pay dividends and remain in compliance with such obligations. These provisions include requirements concerning current ratio, net worth and other financial covenants. These provisions have not had, and are not expected to have, an adverse impact on the ability of the Company and CFC to pay dividends.

      On September 23, 1994, CFC entered into a new three-year revolving credit agreement with a group of forty commercial banks, replacing the existing mortgage warehouse credit facility. The revolving credit agreement permits CFC to borrow an aggregate maximum amount of $2.5 billion, including commercial paper. The revolving credit agreement expires on September 19, 1997.

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

   Cash Flows

     Operating Activities During the six months ended August 31, 1994, the decrease of the Company's warehouse of mortgage loans provided cash of approximately $0.3 billion. The Company's operating activities used cash to fund other asset and working capital increases of $26 million and provided cash of $92 million, which was principally allocated to the long-term investment in servicing as discussed below under Investing Activities.

      Investing Activities Net cash used by investing activities decreased to $345 million for the six months ended August 31, 1994 from $353 million for the six months ended August 31, 1993. The Company's sale of servicing rights generated cash of $21 million during the quarter ended August 31, 1994. The Company's primary investing activities are the long-term investment in purchased servicing rights and capitalized servicing fees receivable.

      Financing Activities Net cash used by financing activities was $54 million for the six months ended August 31, 1994. In the six months ended August 31, 1993, net cash was provided by financing activities in the amount of $1.8 billion. This change was primarily the result of significant short-term borrowings by the Company during the six months ended August 31, 1993 and a net repayment of such borrowings in the six months ended August 31, 1994.


PROSPECTIVE TRENDS


   Applications and Pipeline of Loans in Process

      During the quarter ended August 31, 1994, the Company received new loan applications at an average daily rate of $121 million, and at August 31, 1994, the Company's pipeline of loans in process was $3.7 billion. This compares to a daily application rate during the quarter ended August 31, 1993 of $299 million and a pipeline of loans in process at August 31, 1993 of $9.0 billion. The decline in the pipeline of loans in process from August 31, 1993 to August 31, 1994 was primarily due to an increase in mortgage interest rates. The size of the pipeline is generally an indication of the level of future fundings, as historically 41% to 75% of the pipeline of loans in process has funded. In addition, the Company's Lock n' Shop Pipeline at August 31, 1994 was $3.2 billion and at August 31, 1993 was $0.9 billion. Future application levels and loan fundings are dependent  on  numerous factors, including the level  of  competition,  the direction of interest rates, seasonal factors and general economic conditions. For the month ended September 30, 1994, the average daily amount of applications received was $142 million, and at September 30, 1994, the pipeline of loans in process was $3.9 billion and the Lock n' Shop Pipeline was $2.5 billion.

  Market Factors

       Since late 1993, mortgage interest rates have increased. An environment of rising interest rates has resulted in lower production (particularly from refinancings) and greater price competition, which has adversely impacted earnings from loan origination activities and may do so in the future. The Company has taken steps to maintain its productivity and efficiency, particularly in the loan production area, by reducing staff and embarking on a program to reduce production-related and overhead costs. However, there has been a time lag between the reduction in income caused by declining production and the reduction in expenses. The Company's production staff declined 41% from approximately 2,700 at February 28, 1994 to approximately 1,600 at August 31, 1994. The Company has reduced its total staffing levels from approximately 4,800 at February 28, 1994 to approximately 3,300 at August 31, 1994. However, with rising interest rates, earnings from the Company's loan servicing portfolio should increase over time as amortization of the Servicing Assets and Interest Costs Incurred on Payoffs decrease and the rate of interest earned from the escrow balances associated with the Company's servicing portfolio increases. The Company has further increased the size of its servicing portfolio, thereby increasing its servicing revenue base, by acquiring servicing contracts through bulk purchases. During the six months ended August 31, 1994, the Company purchased servicing contracts for loans with principal balances of approximately $8.6 billion.

     The Company's primary competitors are commercial banks and savings and loans and mortgage banking subsidiaries of diversified companies, as well as other mortgage bankers. Particularly in California, savings and loans are competing with the Company by offering aggressively priced adjustable-rate mortgage products since interest rates have increased. Generally, the Company has noted significant price competition among mortgage lenders, which has resulted in downward pressure on gain (loss) on sale of loans.

      Some regions in which the Company operates have been experiencing slower economic growth, and real estate financing activity in these regions has been negatively impacted. As a result, home lending activity for single- (one-to-four) family residences in these regions may also have experienced slower growth. There can be no assurance that the Company's operations and results will not be negatively impacted by adverse economic conditions such as those discussed above. The Company's California mortgage loan production (measured by principal balance) constituted 28% of its total production during the quarter ended August 31, 1994, down from 48% for the quarter ended August 31, 1993. The decline in the percentage of California production was due to the Company's continued effort to expand its production capacity outside of California. Since California's mortgage loan production constitutes a significant portion of the Company's production during the quarter, there can be no assurance that the Company's operations will not be adversely affected to the extent California experiences a period of slower or negative economic growth resulting in decreased residential real estate lending activity.

      As of August 31, 1994, approximately 47% of the principal balance of mortgage loans in the Company's servicing portfolio were secured by properties located in California. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. Accordingly, any increase in foreclosure activity should not result in significant foreclosure losses to the Company. However, the Company's expenses may be increased somewhat as a result of the additional staff efforts required to foreclose on a loan. Similarly, government loans serviced by the Company (19% of the Company's servicing portfolio at August 31, 1994) are insured or partially guaranteed against loss by the Federal Housing Administration or the Veterans Administration. As such, the limited unreimbursed costs incurred by the Company on government foreclosed loans are not material to the Company's consolidated financial statements.

 Servicing Hedge

      As previously discussed, the Company realized no gains and recorded amortization of Servicing Hedge option premiums amounting to $19.3 million during the quarter ended August 31, 1994. In addition, the Company decided to replace its prior servicing hedge strategy with a new hedge, which the Company believes will be more cost effective in the higher interest rate environment being experienced. As a result, the Company recorded an additional write-down of $25.6 million during the quarter ended August 31, 1994, representing the unamortized costs of the prior hedge. The new hedge strategy will be implemented in the quarter ending November 30, 1994.

   Implementation of New Accounting Standards

       Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, was issued in May 1993. Implementation of this standard, which is required for the Company's fiscal year beginning March 1, 1995, is not expected to have a material effect on the Company's financial statements.

       In June 1994, the Financial Accounting Standards Board ("FASB") issued a Proposed Statement of Financial Accounting Standards, Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans. This proposed statement would, among other provisions, require the recognition of originated mortgage servicing rights ("OMSRs"), as well as purchased mortgage servicing rights ("PMSRs"), as assets. Presently, the cost of OMSRs is included with the cost of the related loans and written off against income when the loans are sold, but the cost of PMSRs is recorded as an asset. Under the proposed statement, all capitalized mortgage servicing rights would be evaluated for impairment on a discounted, disaggregated basis. Under current accounting requirements, the impairment evaluation may be made on either a discounted or an undiscounted basis. The Company uses a disaggregated, undiscounted method. A final statement is expected in the first quarter of calendar year 1995. The effect on the Company's financial position and results of operations will be evaluated when the FASB finalizes its decisions.

                           PART II.  OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

     (a)  The Company's Annual Meeting of Stockholders was held on July 13,
1994.

      (c) At the Annual Meeting, the shareholders voted on the following matters:
                         (1)  Election of Directors

                        Votes For       Votes
                                      Withheld
             Ben    M.  82,277,464     313,650
             Enis
             Edwin      82,120,020     471,094
             Heller

                 (2) Approval of selection of Grant Thornton as the independent accountants for the fiscal year ending February 28, 1995

             Votes      82,217,9
             For:             52
             Votes       174,636
             Against:
             Votes       198,525
             Abstain:


Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

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




                                        COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                                    (Registrant)






     DATE:     October 14,     /s/ Stanford L.
     1994                      Kurland
                               Senior Managing
                              Director and
                              Chief Operating
                              Officer




     DATE:     October 14,     /s/ Stanford L. Kurland
     1994
                               Chief Financial
                              Officer

                                   EXHIBIT INDEX




Exhibit Number           Document Description



11.1      Statement Regarding Computation of Per Share Earnings.