Form 10-Q
period 1994-11-30
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1995-01-17
CIK 25191

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

For the period ended November 30, 1994

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class              Outstanding at December 30,
                                          1994
Common Stock $.05 par value            91,319,585

                                     PART I
                              FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                           November 30,  February 28,
                                               1994          1994
                                         (Dollar amounts in thousands)
ASSETS
Cash                                          $ 3,806       $ 4,034
Receivables for mortgage loans shipped      1,646,614     1,970,431
Mortgage loans held for sale                2,254,722     1,743,830
Other receivables                             410,560       349,770
Property, equipment and leasehold
improvements, at cost - net of
 accumulated depreciation                     153,960       145,625
Capitalized servicing fees receivable         402,308       289,541
Purchased servicing rights                  1,211,458       836,475
Other assets                                  235,731       245,815

   Total assets                            $6,319,159    $5,585,521

Borrower and investor custodial accounts
(segregated in special accounts
 - excluded from corporate assets)         $1,070,058    $1,366,643

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                              $4,799,679    $3,859,227
Drafts payable issued in connection with
mortgage loan closings                        129,775       449,814
Accounts payable and accrued liabilities      106,708        87,818
Deferred income taxes                         354,523       308,525
   Total liabilities                        5,390,685     4,705,384

Commitments and contingencies                      -              -

Shareholders' equity
Preferred stock - authorized, 1,316,000
shares of $.05 par value;
  issued and outstanding, none                     -              -
Common stock - authorized, 240,000,000
shares of $.05 par value;
 issued and outstanding, 91,318,470
shares at November 30, 1994
 and 91,063,751 shares at February 28,1994      4,566         4,553
Additional paid-in capital                    607,247       606,031
Retained earnings                             316,661       269,553
   Total shareholders' equity                 928,474       880,137

   Total liabilities and shareholders'
equity                                     $6,319,159    $5,585,521


Borrower and investor custodial accounts   $1,070,058    $1,366,643

The accompanying notes are an integral
part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                  Three Months         Nine Months
                               Ended November 30,    Ended November 30,
                                1994       1993        1994      1993
                       (Dollar amounts in thousands, except per share data) Revenues
 Loan origination fees        $45,289    $106,346    $168,066  $281,968
 Gain (loss) on sale of
 loans, net of
  commitment fees             (25,551)     21,823     (30,306)   65,657
  Loan production revenue      19,738     128,169     137,760   347,625

 Interest earned               82,108     108,652     245,758   267,530
 Interest charges             (65,897)    (79,603)   (183,919) (198,765)
  Net interest income          16,211      29,049      61,839    68,765

 Loan servicing income        110,898      82,332     310,076   221,476
 Less amortization of
servicing assets              (23,329)    (66,000)    (71,397) (203,435)
 Add (less) servicing hedge
benefit (expense)                (162)     10,000     (39,422)   80,900
 Less write-off of
servicing hedge                     0           0     (25,600)        0
  Net loan administration
  income                       87,407      26,332     173,657    98,941

 Gain on sale of servicing          0           0      56,880         0
 Commissions, fees and
 other income                  10,370      12,896      31,814    36,052

     Total revenues           133,726     196,446     461,950   551,383

Expenses
 Salaries and related expenses 44,926 61,962 154,048 165,112 Occupancy and other office
 expenses                      25,273      27,392      76,889    73,304
 Guarantee fees                21,940      15,184      61,718    40,801
 Marketing expenses             5,704       7,734      17,856    18,259
 Branch and administrative
 office consolidation costs         0           0       8,000         0
 Other operating expenses       8,952      12,572      28,444    33,378

     Total expenses           106,795     124,844     346,955   330,854

Earnings before income taxes   26,931      71,602     114,995   220,529
 Provision for income taxes    10,773      28,641      45,998    88,212

 NET EARNINGS                 $16,158     $42,961     $68,997  $132,317

Earnings per share
 Primary                        $0.18       $0.46       $0.75     $1.46
 Fully diluted                  $0.18       $0.46       $0.75     $1.43




The accompanying notes are an integral part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 Nine Months
                                              Ended November 30,
                                              1994         1993
                                         (Dollar amounts in thousands)
 Cash flows from operating activities:
 Net earnings                               $68,997     $132,317
 Adjustments to reconcile net earnings
 to net cash
   used by operating activities:
  Amortization of purchased servicing
  rights                                     69,080      113,434
  Amortization of capitalized servicing
  fees receivable                             2,317       90,001
  Depreciation and other amortization        19,277       10,592
  Deferred income taxes                      45,998       88,212
  Gain on bulk sale of servicing rights     (56,880)          -

  Origination and purchase of loans held
  for sale                              (22,081,979) (39,331,272)
  Principal repayments and sale of loans 21,894,904   37,444,242
   Increase in mortgage loans shipped
   and held for sale                       (187,075)  (1,887,030)

  Increase in other receivables and
  other assets                              (17,773)     (44,682)
  Increase in accounts payable and
  accrued liabilities                        18,890       52,220
   Net cash used by operating activities    (37,169)  (1,444,936)

Cash flows from investing activities:
 Additions to purchased servicing rights (444,063) (393,975) Additions to capitalized servicing fees
 receivable                                (145,149)    (105,687)
 Book value of excess servicing sold         30,065           -
 Proceeds from bulk sale of servicing rights 20,547           -
 Purchase of property, equipment and
 leasehold improvements - net               (24,212)     (47,268)
   Net cash used by investing activities   (562,812)    (546,930)

Cash flows from financing activities:
 Net increase in warehouse debt and
 other short-term borrowings                439,840    1,574,517
 Issuance of long-term debt                 271,205      501,188
 Repayment of long-term debt                (90,632)     (75,737)
 Issuance of common stock                     1,229        3,367
 Cash dividends paid                        (21,889)     (18,445)
   Net cash provided by financing
   actvities                                599,753    1,984,890

Net decrease in cash                           (228)      (6,976)
Cash at beginning of period                   4,034       12,573
Cash at end of period                        $3,806       $5,597

Supplemental cash flow information:
 Cash used to pay interest                 $196,088     $185,406
 Cash refunded from income taxes          ($    894)   ($  1,745)
 Noncash financing activities -
conversion of preferred stock                    -      $ 25,800


The accompanying notes are an integral
part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

       The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended November 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 1994 of Countrywide Credit Industries, Inc. (the "Company").

      On March 21, 1994, the Company's Board of Directors declared a 3-for-2 stock split payable May 3, 1994 to shareholders of record on April 11, 1994. All references in the accompanying consolidated financial statements to the number of common shares and share amounts have been restated to reflect the stock split.


NOTE B - NOTES PAYABLE

 Notes payable consisted of the following.

 (Dollar amounts in thousands)
                                         November 30,    February 28,
                                            1994             1994

 Commercia paper                          $2,204,826      $2,194,543
 Revolving credit facility
 Revolving credit facility                   100,000              -
 Medium-term notes, Series A, B and
 C, net of discounts                       1,268,050       1,088,550
 Reverse-repurchase agreements                92,349         312,129
 Pre-sale funding facilities                 932,586          63,210
 Subordinated notes                          200,000         200,000
 Other notes payable (2.40%-2.90%)             1,868             795

                                          $4,799,679      $3,859,227



Revolving Credit Facility and Commercial Paper

  As of November 30, 1994, Countrywide Funding Corporation ("CFC"), the Company's mortgage banking subsidiary, had an unsecured credit agreement (revolving credit facility) with forty-two commercial banks permitting CFC to borrow an aggregate maximum amount of $2.5 billion, including commercial paper. The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CFC. Interest on direct borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. The weighted average borrowing rate on direct borrowings and commercial paper borrowings for the nine months ended November 30, 1994, including the effect of the interest rate swap agreements discussed below, was 4.34%. Under certain circumstances, including the failure to maintain specified minimum credit ratings, borrowings under the revolving credit facility and commercial paper may become secured by mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The revolving credit facility expires on September 19, 1997.

Medium-Term Notes

       As of November 30, 1994, outstanding medium-term notes issued by the parent and CFC under various shelf registrations filed with the Securities and Exchange Commission were as follows.


(Dollar amounts in thousands)
            Outstanding Balance             Interest Rate    Maturity Date
          Floating-Rate  Fixed-Rate  Total   From      To     From      To
 Parent
Series A  $     -       $ 12,750    $12,750  10.60%   10.60%  Dec 1994 Aug 1995

 CFC
Series A    5,000        424,800    429,800   6.10%    8.79%  Mar 1995 Mar 2002

Series B   11,000        469,000    480,000   5.11%    6.98%  Mar 1996 Aug 2005

Series C  150,000        195,500    345,500   5.89%    8.43%  Apr 1996 Mar 2004
Subtotal $166,000     $1,089,300 $1,255,300

Total    $166,000     $1,102,050 $1,268,050


  As of November 30, 1994, all of the outstanding fixed-rate notes of CFC had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on CFC's medium-term note borrowings for the nine months ended November 30, 1994, including the effect of the interest rate swap agreements, was 5.20%. As of November 30, 1994, $154.5 million was available for future issuances under the Series C shelf registration.

Reverse-Repurchase Agreements

      As  of  November  30,  1994, CFC had entered into  short-term  financing arrangements to sell mortgage-backed securities and whole loans under agreements to repurchase. The weighted average borrowing rate for the nine months ended November 30, 1994 was 4.30%. The reverse-repurchase agreements were collateralized by either mortgage-backed securities or whole loans. All mortgage-backed securities and whole loans underlying reverse-repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical mortgage-backed securities or whole loans.

Pre-Sale Funding Facilities

  As of November 30, 1994, CFC had an uncommitted revolving credit facility ("Pre-sale Funding Facility") with an affiliate of an investment banking firm. The credit facility is secured by conforming mortgage loans which are in the process of being pooled into mortgage-backed securities. Interest rates are based on LIBOR. The weighted average borrowing rate for the nine months ended November 30, 1994 was 5.01%. The balance outstanding under this facility at November 30, 1994 was $281.2 million.

  As of November 30, 1994, CFC had an uncommitted revolving credit facility ("Early Funding Agreement") with the Federal Home Loan Mortgage Corporation ("FHLMC"). The credit facility is secured by conforming mortgage loans which are in the process of being pooled into FHLMC participation certificates. Interest rates under the agreement are based on the prevailing rates for mortgage-backed securities reverse-repurchase agreements. The weighted average borrowing rate for the nine months ended November 30, 1994 was 3.78%. The balance outstanding under this facility at November 30, 1994 was $24.8 million.

  As of November 30, 1994, CFC had a $1 billion revolving credit facility ("As Soon as Pooled Agreement") with the Federal National Mortgage Association ("FNMA"). The credit facility is secured by conforming mortgage loans which are in the process of being pooled into FNMA mortgage-backed securities. Interest rates are based on LIBOR and/or federal funds. The weighted average borrowing rate for the nine months ended November 30, 1994 was 4.48%. Of the total credit facility, $500 million is committed through July 20, 1995. This commitment is subject to CFC's compliance with certain financial and operational covenants. The balance of the credit facility is cancelable by either party upon the maturity of all, if any, then existing obligations. The balance outstanding under this facility at November 30, 1994 was $626.6 million.

Subordinated Notes

  In October 1992, CFC issued $200 million of 8.25% subordinated notes (the "Subordinated Notes") due July 15, 2002. Interest on the Subordinated Notes is payable semi-annually on each January 15 and July 15, beginning January 15, 1993. The Subordinated Notes are not redeemable prior to maturity and are not subject to any sinking fund.

Other

  As of November 30, 1994, CFC had interest rate swap agreements with certain financial institutions having notional principal amounts totaling $2.54 billion. The effect of these agreements is to enable CFC to convert a portion of its fixed-rate cost borrowings to LIBOR-based floating-rate cost borrowings (notional amount $1.09 billion), to convert a portion of its commercial paper and medium-term note borrowings from one floating-rate index to another (notional amount $0.20 billion) and to further manage the Company's exposure to interest rate risk (notional amount $1.25 billion). Payments are due periodically through the termination date of each agreement. The agreements expire between December 1994 and August 2005.


NOTE C - SUBSEQUENT EVENTS

  On December 13, 1994, the Company declared a cash dividend of $0.08 per common share payable January 23, 1995 to shareholders of record on December 27, 1994.

NOTE D - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

 The following tables present summarized financial information for Countrywide Funding Corporation.

  (Dollar amounts in thousands)
                                           November 30,    February 28,
                                              1994             1994
  Balance Sheets:

    Mortgage loans  shipped
    and held for sale                      $3,901,336       $3,714,261
    Other assets                            2,354,292        1,809,403
       Total assets                        $6,255,628       $5,523,664

   Short- and long-term debt               $4,916,704       $4,296,291
   Other liabilities                          422,158          374,559
   Equity                                     916,766          852,814
       Total liabilities and equity        $6,255,628       $5,523,664



   (Dollar amounts in thousands)
                                           Nine Months Ended November 30,
                                               1994            1993
   Statements of Earnings:

     Revenues                               $433,812         $521,747
     Expenses                                327,226          313,277
     Provision for income taxes               42,634           83,388
       Net earnings                         $ 63,952         $125,082

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended November 30, 1994 Compared to Quarter Ended November 30, 1993

      Revenues for the quarter ended November 30, 1994 decreased 32% to $133.7 million from $196.4 million for the quarter ended November 30, 1993. Net earnings decreased 62% to $16.2 million for the quarter ended November 30, 1994 from $43.0 million for the quarter ended November 30, 1993. The decrease in revenues was due to decreased loan production resulting primarily from increased mortgage interest rates in the quarter ended November 30, 1994. In addition, intense price competition during the quarter ended November 30, 1994 resulted in the Company's recording a loss on sale of loans. The Company had a gain on sale of loans in the quarter ended November 30, 1993. These factors were offset somewhat by the favorable impact of a larger and more slowly prepaying loan servicing portfolio. The decrease in net earnings was primarily the result of the decrease in revenues and higher guarantee fees caused by the larger servicing portfolio.

      The total volume of loans produced decreased 54% to $6.5 billion for the quarter ended November 30, 1994 from $14.2 billion for the quarter ended
November 30, 1993. Refinancings totaled $1.3 billion, or 20% of total fundings for the quarter ended November 30, 1994, as compared to $10.9 billion or 77% of total fundings for the quarter ended November 30, 1993. Adjustable-rate mortgage loan production totaled $2.9 billion, or 45% of total fundings for the quarter ended November 30, 1994, as compared to $2.4 billion or 17% of total fundings for the quarter ended November 30, 1993. Production in the Company's Consumer Markets Division (formerly the Company's Retail and Consumer Divisions) amounted to $1.3 billion for the quarter ended November 30, 1994 compared to $3.6 billion combined production for the Retail and Consumer Divisions for the quarter ended November 30, 1993. Production in the Company's Wholesale Division decreased to $2.1 billion (which included approximately $0.6 billion of originated loans and $1.5 billion of purchased loans) for the quarter ended November 30, 1994 compared to $5.5 billion (which included approximately $2.0 billion of originated loans and $3.5 billion of purchased loans) for the quarter ended November 30, 1993. The Company's Correspondent Division purchased $3.1 billion in mortgage loans for the quarter ended November 30, 1994 compared to $5.1 billion for the quarter ended November 30, 1993. The factors which affect the relative volume of production among the Company's three divisions include loan pricing decisions and the relative competitiveness of such pricing, the level of real estate and mortgage lending activity in each Division's markets, and the success of each Division's sales and marketing efforts.

     At November 30, 1994 and 1993, the Company's pipeline of loans in process was $4.4 billion and $9.5 billion, respectively. Historically, approximately 41% to 75% of the pipeline of loans in process has funded. In addition, at November 30, 1994 and 1993, the Company had committed to make loans in the amount of $2.7 billion and $0.8 billion, respectively, subject to property identification and borrower qualification ("Lock n' Shop Pipeline"). For the quarters ended November 30, 1994 and 1993, the Company received 82,355 and 138,442 new loan applications, respectively, at an average daily rate of $149 million and $308 million, respectively. The following actions were taken during the quarter ended November 30, 1994 on the total applications received during that quarter: 43,123 loans (52% of total applications received) were funded and 8,702 applications (11% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during the quarter ended November 30, 1993 on the total
applications  received  during  that quarter:   61,364  loans  (44%  of  total
applications received) were funded and 15,002 applications (11% of total applications received) were either rejected by the Company or withdrawn by the applicant. The factors that affect the percentage of applications received and funded during a given time period include changes in interest rates, the purpose of the loan, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.

      Loan origination fees decreased and a loss was recorded on the sale of loans due to lower loan production that resulted primarily from an increase in the level of mortgage interest rates. Reduced margins due to increased competition caused by lower demand for mortgage loans in the quarter ended November 30, 1994 than in the quarter ended November 30, 1993 also contributed to the loss on sale of loans. In general, loan origination fees and gain
(loss) on sale of loans are affected by numerous factors including loan pricing decisions, the volume of loans produced and the volatility and general direction of interest rates.

      Net interest income (interest earned net of interest charges) decreased to $16.2 million for the quarter ended November 30, 1994 from $29.0 million for the quarter ended November 30, 1993. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($5.1 million and $32.1 million for the quarters ended November 30, 1994 and 1993, respectively); (ii) interest expense related to the Company's investment in servicing rights ($4.6 million and $22.9 million for the quarters ended November 30, 1994 and 1993, respectively); and (iii) interest income earned from the escrow balances associated with the Company's servicing portfolio ($15.7 million and $19.8 million for the quarters ended November 30, 1994 and 1993, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The decrease in net interest income from the mortgage loan warehouse was attributable to a decrease in the net earnings rate and to a decrease in the average mortgage loan warehouse due to the decline in production. The decrease in interest expense related to the investment in servicing rights resulted primarily from a decrease in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). Such decrease was caused by a decline in prepayments resulting from increased interest rates. The decrease in net interest income earned from the escrow balances was related to a decline in the escrow balances caused by a decline in prepayments from the quarter ended November 30, 1993 to the quarter ended November 30, 1994.

      During the quarter ended November 30, 1994, loan administration income was positively affected by the continued growth and decreased prepayment rate of the loan servicing portfolio. At November 30, 1994, the Company serviced $105.4 billion of loans (including $0.7 billion of loans subserviced for others) compared to $77.9 billion (including $0.4 billion of loans subserviced for others) at November 30, 1993, a 35% increase. The growth in the Company's servicing portfolio during the quarter ended November 30, 1994 was primarily the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at November 30, 1994 was 7.4% compared to 7.3% at November 30, 1993. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is countercyclical to loan origination income. In periods of rising interest rates (as occurred in the quarter ended November 30, 1994), prepayments tend to decline and income from the servicing portfolio generally rises.

      During the quarter ended November 30, 1994, the annualized prepayment rate of the Company's servicing portfolio was 7%, as compared to 45% for the quarter ended November 30, 1993. In general, the prepayment rate is affected by the relative level of mortgage interest rates, activity in the home purchase market and the relative level of home prices in a particular market. The decrease in the prepayment rate was primarily attributable to decreased refinance activity caused by increased mortgage interest rates in the quarter ended November 30, 1994 from the quarter ended November 30, 1993. The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. To further mitigate the effect on earnings of higher amortization (which is deducted from loan servicing income) resulting from increased prepayment activity, the Company purchases financial instruments that increase in value when interest rates decline (the "Servicing Hedge").

     During the quarter ended November 30, 1994, the Company implemented a new hedge strategy, which the Company believes will be more cost effective in the higher interest rate environment being experienced than the prior strategy of using call options on U.S. Treasury futures and mortgage-backed securities. The new hedge position consists of interest rate floors with terms ranging from 3 to 5 years under which the Company receives a cash payment based upon a notional principal, or contract, amount for any period during the term in which interest rates fall below a certain level.

      For the quarter ended November 30, 1994, total amortization amounted to $23.3 million, representing an annualized rate of 7% of average capitalized servicing fees receivable and purchased servicing rights ("Servicing Assets"). During the quarter ended November 30, 1994, the Company did not realize any Servicing Hedge gains; in addition, amortization of interest rate floor premiums related to the Servicing Hedge amounted to $0.2 million. For the quarter ended November 30, 1993, total amortization was $66.0 million, representing an annualized rate of 29% of the average Servicing Assets. During the quarter ended November 30, 1993, the Company realized $10.0 million in net Servicing Hedge gains. The factors affecting the rate of amortization recorded in an accounting period include the level of prepayments during the period, the change in prepayment expectations and the amount of Servicing
Hedge gains or losses. The decline in the rate of amortization from the quarter ended November 30, 1993 to the quarter ended November 30, 1994 resulted primarily from a decline in the current and projected future prepayment rates caused by an increase in mortgage interest rates.

      The following summarizes the notional principal amounts of servicing hedge transactions.

                                           Interest
                                             Rate
  (Dollar amounts in millions)              Floors

  Balance, August 31, 1994                 $    0
    Additions                               1,750
  Balance, November 30, 1994               $1,750


     The servicing hedge instruments utilized by the Company partially protect the value of the investment in servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the servicing rights increases while the value of the hedge instrument declines. With respect to interest rate floors and long call options, the Company is not exposed to loss beyond its initial outlay to acquire them. At November 30, 1994, the interest rate floors, which expire through November 1999, had an unamortized cost of approximately $7.1 million and a replacement value of $7.0 million.

      During the quarter ended November 30, 1994, the Company acquired bulk servicing rights for loans with principal balances aggregating $4.5 billion at a price of $80.9 million or 1.79% of the aggregate outstanding principal balances of the servicing portfolios acquired. During the quarter ended November 30, 1993, the Company acquired bulk servicing rights for loans with principal balances aggregating $78 million at a price of $1.2 million or 1.59% of the aggregate outstanding principal balances of the servicing portfolios acquired.

     Salaries and related expenses are summarized below for the quarters ended November 30, 1994 and 1993.

  (Dollar amounts  in
  thousands)                   Quarter Ended November 30, 1994
                         Production     Loan      Other
                         Activities   Adminis-  Activities   Total
                                      tration

  Base Salaries          $24,442     $6,025      $1,858     $32,325

  Incentive Bonus          6,725        128         627       7,480

  Payroll  Taxes  and
  Benefits                 3,992        929         200       5,121

  Total Salaries  and
  Related Expenses       $35,159     $7,082      $2,685     $44,926

  Average  Number  of
  Employees               2,343         853         260       3,456



  (Dollar amounts  in
  thousands)                    Quarter Ended November 30, 1993
                         Production     Loan      Other
                         Activities   Adminis-  Activities   Total
                                      tration

  Base Salaries          $33,540     $4,945      $1,135     $39,620

  Incentive Bonus         16,632         71         733      17,436

  Payroll  Taxes  and
  Benefits                 3,883        888         135       4,906

  Total Salaries  and
  Related Expenses       $54,055    $ 5,904      $2,003     $61,962

  Average  Number  of
  Employees               3,633         701         155       4,489



      Salaries  expense decreased during the quarter ended November  30,  1994 primarily due to the decreased number of employees resulting from decreased loan production. Incentive bonuses earned during the quarter ended November 30, 1994 decreased primarily due to decreased loan production.

      Occupancy and other office expenses for the quarter ended November 30, 1994 decreased 8% to $25.3 million from $27.4 million for the quarter ended November 30, 1993. This decrease was attributable to the reduction in the number of Consumer Markets and Wholesale Divisions branch offices. As of November 30, 1994, there were 274 Consumer Markets Division branch offices
(including 44 satellite offices) and 62 Wholesale Division branch offices (including six regional support centers). As of November 30, 1993, there were 283 Consumer Markets Division branch offices (including 117 satellite offices and 10 regional service centers) and 89 Wholesale Division branch offices (including 12 satellite offices and 12 regional support centers).

      Guarantee fees (fees paid to guarantee timely and full payment of principal and interest on mortgage-backed securities and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio) for the quarter ended November 30, 1994 increased 44% to $21.9 million from $15.2 million for the quarter ended November 30, 1993. This increase resulted primarily from an increase in the servicing portfolio.

      Marketing expenses for the quarter ended November 30, 1994 decreased 26% to $5.7 million from $7.7 million for the quarter ended November 30, 1993. The decrease in marketing expenses reflects the Company's strategy to centralize and streamline its marketing functions.

      Other operating expenses for the quarter ended November 30, 1994 decreased from the quarter ended November 30, 1993 by $3.6 million, or 29%. This decrease was due primarily to decreased loan production.

   Profitability of Loan Production and Servicing Activities

      During the quarter ended November 30, 1994, the Company's pre-tax loss from its loan production activities (which include loan originations and purchases, warehousing and sales) was $41.2 million. For the quarter ended November 30, 1993, the Company's comparable pre-tax income was $69.7 million. The decrease of $110.9 million is primarily attributable to lower loan production and increased competition caused by lower demand for mortgage loans. During the quarter ended November 30, 1994, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance and acting as tax payment agent) was $64.4 million as compared to $1.2 million during the quarter ended November 30, 1993. The increase is primarily due to an increase in the servicing portfolio and an increase in mortgage interest rates resulting in a decline in prepayments.

RESULTS OF OPERATIONS

Nine Months Ended November 30, 1994 Compared to Nine Months Ended November 30, 1993

      Revenues for the nine months ended November 30, 1994 decreased 16% to $462.0 million from $551.4 million for the nine months ended November 30, 1993. Net earnings decreased 48% to $69.0 million for the nine months ended November 30, 1994 from $132.3 million for the nine months ended November 30, 1993. The decrease in revenues was due to decreased loan production resulting primarily from increased mortgage interest rates in the nine months ended November 30, 1994 and the write-off of the remaining unamortized costs of the Company's prior Servicing Hedge. In addition, price competition during the nine months ended November 30, 1994 resulted in the Company's recording a loss on sale of loans. The Company had a gain on sale of loans in the nine months ended November 30, 1993. In the nine months ended November 30, 1994, the Company did not realize any Servicing Hedge gains; in addition, amortization of option and interest rate floor premiums related to the Servicing Hedge amounted to $39.4 million. During the nine months ended November 30, 1993, the Company realized $80.9 million in net Servicing Hedge gains. These negative effects were somewhat offset by the favorable impact of a larger and more slowly prepaying loan servicing portfolio and of a gain recognized on the sale of servicing. The decrease in net earnings was primarily the result of the decrease in revenues, higher guarantee fees caused by the larger servicing portfolio and a nonrecurring charge due to the Company's downsizing and office consolidation process.

     The total volume of loans produced decreased 44% to $22.1 billion for the nine months ended November 30, 1994 from $39.3 billion for the nine months ended November 30, 1993. Refinancings totaled $7.4 billion, or 34% of total fundings for the nine months ended November 30, 1994, as compared to $29.6 billion or 75% of total fundings for the nine months ended November 30, 1993. Adjustable-rate mortgage loan production totaled $7.1 billion, or 32% of total fundings for the nine months ended November 30, 1994, as compared to $8.0 billion or 20% of total fundings for the nine months ended November 30, 1993. Production in the Company's Consumer Markets Division was $6.0 billion for the nine months ended November 30, 1994 compared to combined production of $8.3 billion for the Retail and Consumer Divisions for the nine months ended November 30, 1993. Production in the Company's Wholesale Division decreased to $7.1 billion (which included approximately $2.8 billion of originated loans and $4.3 billion of purchased loans) for the nine months ended November 30, 1994 compared to $16.5 billion (which included approximately $9.0 billion of originated loans and $7.5 billion of purchased loans) for the nine months ended November 30, 1993. The Company's Correspondent Division purchased $9.0 billion in mortgage loans for the nine months ended November 30, 1994 compared to $14.5 billion for the nine months ended November 30, 1993.

      For the nine months ended November 30, 1994 and 1993, the Company received 243,151 and 397,380 new loan applications, respectively, at an average daily rate of $145 million and $293 million, respectively. The following actions were taken during the nine months ended November 30, 1994 on the total applications received during that nine months: 161,136 loans (66% of total applications received) were funded and 47,028 applications (19% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during the nine months ended November 30, 1993 on the total applications received during that nine months: 256,461 loans (65% of total applications received) were funded and 70,317 applications (18% of total applications received) were either rejected by the Company or withdrawn by the applicant.

      Loan origination fees decreased and a loss was recorded on the sale of loans due to lower loan production that resulted from an increase in the level of mortgage interest rates. Reduced margins due to increased competition caused by lower demand for mortgage loans in the nine months ended November 30, 1994 than in the nine months ended November 30, 1993 also contributed to the loss on sale of loans.

      Net interest income decreased to $61.8 million for the nine months ended November 30, 1994 from $68.8 million for the nine months ended November 30, 1993. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($32.3 million and $79.3 million for the nine months ended November 30, 1994 and 1993, respectively); (ii) interest expense related to the Company's investment in servicing rights ($13.4 million and $52.1 million for the nine months ended November 30, 1994 and 1993, respectively); and (iii) interest income earned from the escrow balances associated with the Company's servicing portfolio ($42.9 million and $41.6 million for the nine months ended November 30, 1994 and 1993, respectively). The decrease in net interest income from the mortgage loan warehouse was attributable to a decrease from the nine months ended November 30, 1993 to the nine months ended November 30, 1994 in the average mortgage loan warehouse due to the decline in production and to a decrease in the net earnings rate. The decrease in interest expense related to the investment in servicing rights resulted primarily from decreased Interest Costs Incurred on Payoffs. The increase in net interest income earned from the escrow balances was related to an increase in the earnings rate from the nine months ended November 30, 1993 to the nine months ended November 30, 1994.

      Loan administration income was positively affected by the continued growth of the loan servicing portfolio. The growth in the Company's servicing portfolio during the nine months ended November 30, 1994 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments and a sale of servicing rights for loans with principal balances of $5.9 billion.

     During the nine months ended November 30, 1994, the annualized prepayment rate of the Company's servicing portfolio was 11%, as compared to 37% for the nine months ended November 30, 1993. The decrease in the prepayment rate was primarily attributable to decreased refinance activity caused by increased mortgage interest rates in the nine months ended November 30, 1994 from the nine months ended November 30, 1993.

      For the nine months ended November 30, 1994, total amortization amounted to $71.4 million, representing an annualized rate of 7% of average Servicing Assets. During the nine months ended November 30, 1994, the Company did not realize any Servicing Hedge gains; in addition, amortization of option and interest rate floor premiums related to the Servicing Hedge amounted to $39.4 million. Also during the nine months ended November 30, 1994, the Company decided to replace its prior Servicing Hedge with a new hedge resulting in a write-down of the remaining unamortized costs of the prior hedge of $25.6 million. For the nine months ended November 30, 1993, total amortization was $203.4 million, representing an annualized rate of 38% of the average Servicing Assets. During the nine months ended November 30, 1993, the Company realized $80.9 million in net Servicing Hedge gains. The decline in the rate of amortization from the nine months ended November 30, 1993 to the nine months ended November 30, 1994 resulted primarily from a decline in the current and projected future prepayment rates caused by an increase in mortgage interest rates.

     During the nine months ended November 30, 1994, the Company acquired bulk servicing rights for loans with principal balances aggregating $13.1 billion at a price of $192.7 million or 1.47% of the aggregate outstanding principal balances of the servicing portfolios acquired. During the nine months ended November 30, 1993, the Company acquired bulk servicing rights for loans with principal balances aggregating $3.4 billion at a price of $45.8 million or 1.35% of the aggregate outstanding principal balances of the servicing portfolios acquired.

      During the nine months ended November 30, 1994, the Company sold servicing rights for loans with principal balances of $5.9 billion and recognized a gain of $56.9 million. No servicing rights were sold during the nine months ended November 30, 1993.

      Salaries and related expenses are summarized below for the nine months ended November 30, 1994 and 1993.

  (Dollar amounts  in
  thousands)                Nine Months Ended November 30, 1994
                         Production     Loan      Other
                         Activities  Adminis-  Activities    Total
                                     tration

  Base Salaries          $84,700     $17,444     $4,780    $106,924

  Incentive Bonus         25,353         336      3,393      29,082

  Payroll  Taxes  and
  Benefits                14,579       2,842        621      18,042

  Total Salaries  and
  Related Expenses      $124,632     $20,622     $8,794    $154,048

  Average  Number  of
  Employees                2,722         830        233       3,785



  (Dollar amounts  in
  thousands)                 Nine Months Ended November 30, 1993
                         Production     Loan      Other
                         Activities  Adminis-  Activities     Total
                                     tration

  Base Salaries          $86,930     $13,695     $3,605    $104,230

  Incentive Bonus         42,815         212      2,082      45,109

  Payroll  Taxes  and
  Benefits                12,834       2,464        475      15,773

  Total Salaries  and
  Related Expenses      $142,579     $16,371     $6,162    $165,112

  Average  Number  of
  Employees                3,161         652        137       3,950




The amount of expense attributable to salaries and related expenses decreased during the nine months ended November 30, 1994 primarily due to the decreased number of employees resulting from decreased loan production, offset somewhat by a larger servicing portfolio.

      Occupancy and other office expenses for the nine months ended November 30, 1994 increased 5% to $76.9 million from $73.3 million for the nine months ended November 30, 1993. This increase was attributable primarily to the opening of 74 Consumer Markets Division full-size branch offices during the period from November 30, 1993 to November 30, 1994.

      Guarantee fees for the nine months ended November 30, 1994 increased 51% to $61.7 million from $40.8 million for the nine months ended November 30, 1993. This increase resulted primarily from an increase in the servicing portfolio.

      Marketing expenses for the nine months ended November 30, 1994 decreased 2% to $17.9 million from $18.3 million for the nine months ended November 30, 1993. The decrease in marketing expenses reflects the Company's strategy to centralize and streamline its marketing functions.

      In the nine months ended November 30, 1994, the Company incurred an $8.0 million expense relating to the consolidation and relocation of branch and administrative offices that occurred as a result of the reduction in staff caused by declining production. No such expense was incurred in the nine months ended November 30, 1993.

      Other operating expenses for the nine months ended November 30, 1994 decreased from the nine months ended November 30, 1993 by $4.9 million, or 15%. This decrease was due primarily to decreased loan production.

   Profitability of Loan Production and Servicing Activities

      During the nine months ended November 30, 1994, the Company's pre-tax loss from its loan production activities was $58.6 million. For the nine months ended November 30, 1993, the Company's comparable pre-tax income was $188.9 million. The decrease of $247.5 million is primarily attributable to lower loan production and increased competition caused by lower demand for mortgage loans. During the nine months ended November 30, 1994, the Company's pre-tax income from its loan servicing activities was $164.4 million as compared to $30.1 million during the nine months ended November 30, 1993. The increase is primarily due to an increase in the servicing portfolio, a decline in Interest Costs Incurred on Payoffs and a sale of servicing during the nine months ended November 30, 1994 which resulted in a gain of $56.9 million, partially offset by a write-off of the remaining costs of the Servicing Hedge in the amount of $25.6 million.


INFLATION

      Inflation affects the Company in the areas of loan production and servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the servicing portfolio having a note rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings primarily due to increased amortization of the Servicing Assets, a decreased rate of interest earned from the escrow balances, and increased Interest Costs Incurred on Payoffs. Conversely, as interest rates increase, loan production, particularly from loan refinancings, decreases, although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by a more vibrant economy or anticipation of increasing real estate values. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down, thereby extending the average life of the Company's servicing portfolio and reducing amortization of the Servicing Assets and Interest Costs Incurred on Payoffs, and because the rate of interest earned from the escrow balances tends to increase. This is particularly noteworthy as the Company's servicing portfolio grows.

SEASONALITY

      The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, although refinancings tend to be less seasonal and more closely related to changes in interest rates. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. Therefore, when new loan applications are driven by home purchase activity instead of refinances, the Company's fourth fiscal quarter (ending February 28(29)) has historically yielded the lowest levels of production activity for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently relies on direct borrowings from and commercial paper supported by the revolving credit facility, medium-term notes, mortgage-backed securities and whole loan reverse-repurchase agreements, pre-sale funding facilities, subordinated notes and cash flow from operations. In addition, in the past the Company has relied on servicing-secured bank facilities, privately-placed financings and public offerings of preferred and common stock.

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

   Cash Flows

     Operating Activities During the nine months ended November 30, 1994, the Company's operating activities used cash on a short-term basis to fund the increase of its warehouse of mortgage loans by approximately $0.2 billion. These activities were funded primarily by cash flow from financing activities, as discussed below. The Company's operating activities also generated $150 million of positive cash flow, which was principally allocated to the long-term investment in servicing as discussed below under Investing Activities.

      Investing Activities Net cash used by investing activities was $563 million for the nine months ended November 30, 1994 and $547 million for the nine months ended November 30, 1993. The additions to purchased servicing rights and capitalized servicing fees receivable increased by approximately $90 million from the nine months ended November 30, 1993 to the nine months ended November 30, 1994. This additional cash outlay was offset by cash provided by a sale of servicing during the nine months ended November 30, 1994, and a lower cash outlay for purchases of property, equipment and leasehold improvements in the nine months ended November 30, 1994 than the nine months ended November 30, 1993.

     Financing Activities Net cash provided by financing activities decreased to $0.6 billion for the nine months ended November 30, 1994 from $2.0 billion for the nine months ended November 30 1993. The decrease was primarily the result of reduced short- and long-term borrowings by the Company during the nine months ended November 30, 1994 from the nine months ended November 30, 1993.


PROSPECTIVE TRENDS


   Applications and Pipeline of Loans in Process

     During the quarter ended November 30, 1994, the Company received new loan applications at an average daily rate of $149 million, and at November 30, 1994, the Company's pipeline of loans in process was $4.4 billion. This compares to a daily application rate during the quarter ended November 30, 1993 of $308 million and a pipeline of loans in process at November 30, 1993 of $9.5 billion. The decline in the pipeline of loans in process from November 30, 1993 to November 30, 1994 was primarily due to an increase in mortgage interest rates. The size of the pipeline is generally an indication of the level of future fundings, as historically 41% to 75% of the pipeline of loans in process has funded. In addition, the Company's Lock n' Shop Pipeline at November 30, 1994 was $2.7 billion and at November 30, 1993 was $0.8 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of competition, the direction of interest rates, seasonal factors and general economic conditions. For the month ended December 31, 1994, the average daily amount of applications received was $119 million, and at December 31, 1994, the pipeline of loans in process was $3.5 billion and the Lock n' Shop Pipeline was $1.9 billion.

  Market Factors

      Since late 1993, mortgage interest rates have increased. An environment of rising interest rates has resulted in lower production (particularly from refinancings) and greater price competition, which has adversely impacted earnings from loan origination activities and may do so in the future. The Company has taken steps to maintain its productivity and efficiency, particularly in the loan production area, by reducing staff and embarking on a program to reduce production-related and overhead costs. However, there was a time lag between the reduction in income caused by declining production and the reduction in expenses. The Company's production staff declined 41% from approximately 2,700 at February 28, 1994 to approximately 1,600 at November 30, 1994. The Company has reduced its total staffing levels from approximately 4,800 at February 28, 1994 to approximately 3,400 at November 30, 1994. However, with rising interest rates, earnings from the Company's loan servicing portfolio are enhanced as amortization of the Servicing Assets and Interest Costs Incurred on Payoffs decrease from levels experienced during periods of declining interest rates, and the rate of interest earned from the escrow balances associated with the Company's servicing portfolio increases. The Company has further increased the size of its servicing portfolio, thereby increasing its servicing revenue base, by acquiring servicing contracts through bulk purchases. During the nine months ended November 30, 1994, the Company purchased servicing contracts for loans with principal balances of approximately $13.1 billion.

      The Company's primary competitors are commercial banks and savings and loans and mortgage banking subsidiaries of diversified companies, as well as other mortgage bankers. Particularly in California, savings and loans and other portfolio lenders are competing with the Company by offering aggressively priced adjustable-rate mortgage products which with the rise in interest rates have grown in popularity. Generally, the Company has noted significant price competition among mortgage lenders, which has resulted in downward pressure on loan production revenue.

      Some regions in which the Company operates have been experiencing slower economic growth, and real estate financing activity in these regions has been negatively impacted. As a result, home lending activity for single- (one-to-
four) family residences in these regions may also have experienced slower growth. There can be no assurance that the Company's operations and results will not be negatively impacted by such adverse economic conditions. The Company's California mortgage loan production (measured by principal balance) constituted 32% of its total production during the quarter ended November 30, 1994, down from 43% for the quarter ended November 30, 1993. The decline in the percentage of California production was due to the Company's continued effort to expand its production capacity outside of California and the aggressively priced adjustable-rate mortgage products offered by the Company's competitors in the state. Since California's mortgage loan production constitutes a significant portion of the Company's production during the quarter, there can be no assurance that the Company's operations will not be adversely affected to the extent California experiences a period of slower or negative economic growth resulting in decreased residential real estate lending activity or market factors further impact the Company's competitive position in the state.

      As of November 30, 1994, approximately 45% of the principal balance of mortgage loans in the Company's servicing portfolio were secured by properties located in California. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. Accordingly, any increase in foreclosure activity should not result in significant foreclosure losses to the Company. However, the Company's expenses may be increased somewhat as a result of the additional staff efforts required to foreclose on a loan. Similarly, government loans serviced by the Company (21% of the Company's servicing portfolio at November 30, 1994) are insured or partially guaranteed against loss by the Federal Housing
Administration or the Veterans Administration. As such, the limited unreimbursed costs incurred by the Company on government foreclosed loans are not material to the Company's consolidated financial statements.

 Servicing Hedge

      As previously discussed, the Company realized no gains and recorded amortization of Servicing Hedge instruments amounting to $0.2 million during the quarter ended November 30, 1994. At November 30, 1994, the unamortized cost of the interest rate floor contracts comprising the Servicing Hedge was approximately $7.1 million. There is no assurance the Company's Servicing Hedge will generate gains in the future.

   Implementation of New Accounting Standards

       Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, was issued in May 1993. Implementation of this standard, which is required for the Company's fiscal year beginning March 1, 1995, is not expected to have a material effect on the Company's financial statements.

      In June 1994, the Financial Accounting Standards Board ("FASB") issued a Proposed Statement of Financial Accounting Standards, Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans. This proposed statement would, among other provisions, require the recognition of originated mortgage servicing rights ("OMSRs"), as well as purchased mortgage servicing rights ("PMSRs"), as assets. Presently, the cost of OMSRs is included with the cost of the related loans and written off against income when the loans are sold, but the cost of PMSRs is recorded as an asset. Under the proposed statement, all capitalized mortgage servicing rights would be evaluated for impairment on a discounted, disaggregated basis. Under current accounting requirements, the impairment evaluation may be made on either a discounted or an undiscounted basis. The Company uses a disaggregated, undiscounted method. A final statement is expected in the second quarter of calendar year 1995. The effect on the Company's financial position and results of operations will be evaluated when the FASB finalizes its decisions.

                           PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 Revolving Credit Agreement dated as of September 23, 1994 by and among Countrywide Funding Corporation, The First National Bank of Chicago, Bankers Trust Company and the Lenders Party Thereto.

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




                                           COUNTRYWIDE CREDIT INDUSTRIES, INC.
                               (Registrant)






     DATE:     January 16,     /s/ Stanford L.
     1995                      Kurland
                               Senior Managing
                              Director and
                              Chief Operating
                              Officer
                              Chief Financial
                              Officer




     DATE:     January 16,     /s/ Carlos M. Garcia
     1995
                               Chief Accounting
                              Officer