Form 10-K
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1995-05-23
CIK 25191

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 28, 1995

                                       OR
[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from     to

Commission file number:   1-8422

                       COUNTRYWIDE CREDIT INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                           13 - 2641992
       (State of other                     (I.R.S. Employer
        jurisdiction                     Identification No.)
      of incorporation)

     155 N. Lake Avenue,                      91101-1857
    Pasadena, California
    (Address of principal                     (Zip Code)
     executive offices)

       Registrant's telephone number, including area code:  (818) 304-8400

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on
                                           which registered
   Common Stock, $.05 Par              New York Stock Exchange
            Value                       Pacific Stock Exchange

  Preferred Stock Purchase             New York Stock Exchange
           Rights                       Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements for the past 90  days.          Yes  ___X___     No
________

      Indicate  by check mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of May 16, 1995, there were 91,528,939 shares of Countrywide Credit Industries, Inc. Common Stock, $.05 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $1,786,905,000. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.
                       DOCUMENTS INCORPORATED BY REFERENCE

      Proxy Statement for the 1995 Annual Meeting - Part III

                                     PART I

ITEM 1.          BUSINESS

A.   General

      Countrywide Credit Industries, Inc. (the "Company") is a holding company which, through its principal subsidiary Countrywide Funding Corporation ("CFC"), is engaged primarily in the mortgage banking business, and as such originates, purchases, sells and services mortgage loans. The Company's mortgage loans are principally first-lien mortgage loans secured by single- (one to four) family residences. The Company also offers home equity loans both in conjunction with newly produced first-lien mortgages and as a separate product. The Company, through its other wholly-owned subsidiaries, offers products and services complementary to its mortgage banking business. A subsidiary of the Company sells to other broker-dealers mortgage-backed securities, including agency mortgage-backed securities and agency-issued collateralized mortgage obligation ("CMO") classes, primarily on an odd-lot basis (i.e., in denominations between $25,000 and $1,000,000) and to institutional investors, subordinate structures of whole loan CMOs. In addition, a subsidiary of the Company receives fee income for managing the operations of CWM Mortgage Holdings, Inc. (formerly Countrywide Mortgage Investments, Inc.) ("CWM"), a real estate investment trust whose shares are traded on the New York Stock Exchange. In 1993, CWM adopted a new operating plan and established a taxable subsidiary that principally operates as a jumbo and otherwise non-conforming mortgage loan conduit. CWM has also commenced warehouse lending operations which provide short-term revolving financing to certain mortgage bankers, and construction lending operations which provide financing to developers and individuals. See "Business--Countrywide Asset Management Corporation." The Company also has a subsidiary which acts as an agent in the sale of homeowners, fire, flood, earthquake, mortgage life and disability insurance to CFC's mortgagors in connection with CFC's mortgage banking operations. Another subsidiary of the Company earns fee income by brokering servicing contracts owned by other mortgage lenders and loan servicers. The Company also has a subsidiary that provides title insurance services to realtors, builders, consumers, mortgage brokers and other financial institutions. References to the "Company" herein shall be deemed to refer to the Company and its consolidated subsidiaries, unless the context requires otherwise.

B.   Mortgage Banking Operations

      The principal sources of revenue from the Company's mortgage banking business are: (i) loan origination fees; (ii) gains from the sale of loans (although in the year ended February 28, 1995 the Company incurred a loss on the sale of loans); (iii) interest earned on mortgage loans during the period that they are held by the Company pending sale, net of interest paid on funds borrowed to finance such mortgage loans; (iv) loan servicing fees and (v) interest benefit derived from the custodial balances associated with the Company's servicing portfolio.

Loan  Production

      The Company originates and purchases mortgage loans insured by the Federal Housing Administration ("FHA"), mortgage loans partially guaranteed by the Veterans Administration ("VA"), conventional mortgage loans and, beginning in the year ended February 28, 1995, home equity loans. A majority of the conventional loans are conforming loans which qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The remainder of the conventional loans are non-conforming loans (i.e., jumbo loans with an original balance in excess of $203,150 or other loans that do not meet Fannie Mae or Freddie Mac guidelines). As part of its mortgage banking activities, the Company makes conventional loans generally with original balances of up to $1 million.

      The following table sets forth the number and dollar amount of the Company's mortgage and home equity loan production for the periods indicated.

 (Dollar amounts        Summary of the Company's Mortgage and Home Equity Loan
  in millions,                                Production
 except average
  loan amount)                       Year Ended February 28(29),
                        1995           1994        1993         1992        1991
 Conventional
 Loans
  Number of Loans       175,823     315,699      192,385      63,919       23,130
  Volume of Loans     $20,958.7   $46,473.4    $28,669.9    $9,986.6     $3,140.9
 Percent of  Total                                             82.2%        68.6%
 Volume                   75.2%       88.6%        88.5%
 FHA/VA Loans
  Number of Loans        72,365      67,154       42,022      24,329       17,328
  Volume of Loans      $6,808.3    $5,985.5     $3,717.9    $2,169.7     $1,435.8
 Percent of  Total
 Volume                   24.4%       11.4%        11.5%       17.8%        31.4%
 Home  Equity
 Loans
  Number of Loans         2,147           -            -           -            -
  Volume of Loans         $99.2           -            -           -            -
 Percent of  Total
 Volume                     .4%           -            -           -            -
 Total Loans
  Number of Loans       250,335     382,853      234,407      88,248       40,458

  Volume of Loans     $27,866.2   $52,458.9    $32,387.8   $12,156.3     $4,576.7
 Average Loan
 Amount                $111,000    $137,000     $138,000    $138,000     $113,000


     The increase in the number and dollar amount of FHA and VA loans produced in the year ended February 28, 1995 ("Fiscal 1995") from that produced in the years ended February 28, 1994 ("Fiscal 1994") and February 28, 1993 ("Fiscal 1993") was attributable to the Company's effort to expand its share of that market. The decrease in the number and dollar amount of conventional loans in Fiscal 1995 as compared to Fiscal 1994 was attributable primarily to the increasing mortgage interest rate environment, resulting in a decrease in mortgage loan activity, particularly refinancings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Fiscal 1995 Compared with Fiscal 1994."

      For the years ended February 28, 1995, 1994 and 1993, jumbo loans represented 17%, 30% and 27%, respectively, of the Company's total volume of mortgage loans produced. The decrease in the percentage of jumbo loans was primarily the result of diversification of the Company's loan production out of states with relatively higher housing costs (particularly California) and into states with relatively lower housing costs. For the years ended February 28, 1995, 1994 and 1993, adjustable-rate mortgage loans ("ARMs") comprised approximately 34%, 19% and 28%, respectively, of the Company's total volume of mortgage loans produced. The increase in the Company's percentage of ARM production from 1994 to 1995 was primarily caused by consumer preference for adjustable-rate mortgages due to the increasing mortgage interest rate environment that prevailed through most of the fiscal year ended February 28, 1995. For the years ended February 28, 1995, 1994 and 1993, refinancing activity represented 30%, 75% and 73%, respectively, of the Company's total volume of mortgage loans produced. The decrease in the percentage of refinance loans was principally due to the general increase in average mortgage interest rates which caused a decline in the demand for refinance loans.

      The Company produces mortgage loans through three separate divisions. The Company maintains a staff of central office quality control personnel that performs audits of the loan production of the three divisions on a regular basis. In addition, each division has implemented various procedures to control the quality of loans produced, as described below. The Company believes that its use of technology, benefits derived from economies of scale and a noncommissioned sales force allow it to produce loans at a low cost relative to its competition.

  Consumer Markets Division (formerly Retail and Consumer Divisions)

      The Company originates loans through its network of branch offices and through other means of direct contact with the borrower (the "Consumer Markets Division"). As of February 28, 1995, the Company had 235 Consumer Markets Division branch offices, 24 satellite offices (each typically staffed by one employee who accepts loan applications and forwards them to the host branch for processing) and three processing support centers. These various facilities are located in 41 states. The Company utilizes small branch offices, each staffed typically by three employees and connected to the Company's central office by a computer network. Business is also solicited through telemarketing, advertising in various forms of mass media, participation of branch management in local real estate-related business functions and extensive use of direct mailings to real estate brokers and builders. Consumer Markets Division personnel are not paid a commission on sales; however, they are paid a bonus based on various factors, including branch profitability. The Company believes that this approach allows it to originate loans at a competitively low cost. The Consumer Markets Division uses continuous quality control audits of loans originated within each branch by branch management and quality control personnel to monitor compliance with the Company's underwriting criteria.

      The following table sets forth the number and dollar amount of the Consumer Markets Division's mortgage and home equity loan production for the periods indicated.

 (Dollar  amounts   Summary of the Consumer Markets Division's Mortgage and
 in millions,                     Home Equity Loan Production
 except   average
 loan amount)                     Year Ended February 28(29),
                        1995         1994       1993        1992        1991
 Conventional
 Loans
  Number of Loans     48.772       73,249     39,787      19,549       9,333
  Volume of Loans   $5,442.2     $9,264.8    $5,026.7   $2,553.3    $1,141.4
 Percent of Total
 Volume                77.0%        80.2%      82.4%       81.8%       67.3%
 FHA/VA Loans
  Number of Loans     19,060       26,418     11,739       6,505       6,489
  Volume of Loans   $1,612.1     $2,282.3    $1,073.0     $567.2      $555.0
 Percent of Total
 Volume                22.8%        19.8%      17.6%       18.2%       32.7%
 Home Equity
  Loans
  Number of Loans        297            -          -           -           -
  Volume of Loans      $11.4            -          -           -           -
 Percent of Total
 Volume                 0.2%            -          -           -           -
 Total Loans
  Number of Loans     68,129       99,667     51,526      26,054      15,822
  Volume of Loans   $7,065.7    $11,547.1    $6,099.7   $3,120.5    $1,696.4
 Average Loan
  Amount            $104,000     $116,000    $118,000   $120,000    $107,000


   Wholesale Division

      In  its  wholesale  division  (the "Wholesale  Division"),  the  Company
originates  loans through and purchases loans from mortgage loan brokers.   As
of February 28, 1995, the division operated 56 branch offices and six regional
support  centers  in  various parts of the country.   Loans  produced  by  the
Wholesale Division comply with the Company's general underwriting criteria for loans originated through the Consumer Markets Division, and each such loan  is approved  by  one  of the Company's loan underwriters.  In  addition,  quality control  personnel review loans for compliance with the Company's underwriting criteria.  Approximately 8,700 mortgage brokers qualify to participate in this
program.   Mortgage  loan  brokers qualify to  participate  in  the  Wholesale
Division's  program only after a review by the Company's management  of  their reputation  and  mortgage  lending expertise,  including  a  review  of  their references and financial statements.

      The following table sets forth the number and dollar amount of the Wholesale Division's mortgage and home equity loan production for the periods indicated.


 (Dollar amounts
  in millions,        Summary of the Wholesale Division's Mortgage and Home
 except average                       Equity Loan Production
  loan amount)                     Year Ended February 28(29),
                         1995         1994        1993        1992       1991
 Conventional
 Loans
  Number of Loans      65,713      130,937      92,922      27,661      8,763
  Volume of Loans    $7,790.0    $21,271.0   $15,480.1    $5,093.5   $1,392.3
 Percent of Total
 Volume                 91.6%        98.9%      100.0%       99.7%      97.0%
 FHA/VA Loans
  Number of Loans       6,239        2,700          15         230        611
  Volume of Loans      $626.3       $244.4        $1.5       $17.4      $43.1
 Percent of Total
 Volume                  7.4%         1.1%        0.0%        0.3%       3.0%
 Home Equity
  Loans
  Number of Loans       1,836            -           -           -          -
  Volume of Loans       $86.9            -           -           -          -
 Percent of Total                                                           -
 Volume                  1.0%            -           -           -
 Total Loans
  Number of Loans      73,788      133,637      92,937      27,891      9,374
  Volume of Loans    $8,503.2    $21,515.4   $15,481.6    $5,110.9   $1,435.4
 Average Loan
  Amount             $115,000     $161,000    $167,000    $183,000   $153,000



   Correspondent Division

      The Company purchases loans through its network of correspondent offices
(the   "Correspondent  Division")  primarily  from  other  mortgage   bankers,
commercial  banks,  savings and loan associations,  credit  unions  and  other financial intermediaries.  The Company's correspondent offices are located  in
Pasadena,  California; Plano, Texas and Pittsburgh, Pennsylvania.  Over  1,500
financial intermediaries serving all 50 states are eligible to participate  in
this  program.   Loans  purchased  by the Company  through  the  Correspondent
Division  comply  with the Company's general underwriting criteria  for  loans that  it  originates  through the Consumer Markets Division,  and,  except  as described in the next sentence, each loan is accepted only after review either by  one of the Company's loan underwriters or, in the case of FHA or VA loans, by  a government-approved underwriter.  The Company accepts loans without such review  from  an  institution  that has met the Company's  standards  for  the granting of delegated underwriting authority following a review by the Company of  the  institution's financial strength, underwriting  and  quality  control
procedures,  references and prior experience with the Company.   In  addition,
quality  control  personnel  review loans purchased  from  correspondents  for compliance  with the Company's underwriting criteria.  The purchase  agreement used  by the Correspondent Division provides the Company with recourse to  the seller  in the event of such occurrences as fraud or misrepresentation in  the origination  process or a request by the investor that the Company  repurchase
the   loan.    Financial  intermediaries  qualify  to   participate   in   the
Correspondent Division's program after a review by the Company's management of the  reputation and mortgage lending expertise of such institutions, including a review of their references and financial statements.

      The following table sets forth the number and dollar amount of the Correspondent Division's mortgage and home equity loan production for the periods indicated.


 (Dollar amounts   Summary of the Correspondent Division's Mortgage and Home
  in millions,                       Equity Loan Production
 except average
  loan amount)                    Year Ended February 28(29),
                          1995         1994        1993        1992        1991
 Conventional
 Loans
  Number of Loans       61,338      111,513      59,676      16,709       5,034
  Volume of Loans     $7,726.5    $15,937.6    $8,163.0    $2,340.0      $607.2
 Percent of  Total
 Volume                  62.8%        82.2%       75.5%       59.6%       42.0%
 FHA/VA Loans
  Number of Loans       47,066       38,036      30,268      17,594      10,228
  Volume of Loans     $4,570.0     $3,458.8    $2,643.5    $1,585.0      $837.7
 Percent of  Total
 Volume                  37.2%        17.8%       24.5%       40.4%       58.0%
 Home Equity
  Loans
  Number of Loans           14            -           -           -           -
  Volume of Loans         $0.8            -           -           -           -
 Percent of  Total
 Volume                   0.0%            -           -           -           -
 Total Loans
  Number of Loans      108,418      149,549      89,944      34,303      15,262
  Volume of Loans    $12,297.3    $19,396.4   $10,806.5    $3,925.0    $1,444.9
 Average Loan
  Amount              $113,000     $130,000    $120,000    $114,000     $95,000



   Fair Lending Programs

      In  conjunction with fair lending initiatives undertaken by both  Fannie
Mae  and Freddie Mac and promoted by various government agencies including the
Department  of  Housing  and  Urban  Development  ("HUD"),  the  Company   has
established  affordable  home  loan and fair lending  programs  for  low-  and moderate-income and designated minority borrowers.  These programs offer  more flexible underwriting guidelines (consistent with those guidelines adopted  by
Fannie  Mae  and  Freddie  Mac)  than historical industry  standards,  thereby enabling  more people to qualify for home loans than had qualified under  such
historical  guidelines.   Highlights of these flexible  guidelines  include  a
lower  down  payment requirement, more liberal guidelines  in  areas  such  as credit  and  employment history, less income required to qualify and  no  cash reserve requirements at the date of funding.

      House  Americar is the Company's principal affordable home loan  program for  low-  and moderate-income borrowers.  During the year ended February  28,
1995,  the Company produced approximately $2.0 billion of mortgage loans under this  program.  House  Americar  personnel work  with  all  of  the  Company's production  divisions  to  help properly implement the  flexible  underwriting
guidelines.   In  addition,  an integral part of  the  program  is  the  House
Americar  Counseling  Center, a free educational service,  which  can  provide consumers  a home buyers educational program, pre-qualify them for a  loan  or provide  a customized budget plan to help consumers obtain their goal of  home
ownership.   To  assist a broad spectrum of consumers, counselors  are  multi-
lingual  and work with consumers for up to one year, providing guidance  on  a regular basis via phone and mail.

     In addition, a selection of applications from certain designated minority and  other borrowers that are initially recommended for denial by one  of  the
Company's  production divisions are forwarded for an additional  review  by  a manager  of the Company to insure that denial is appropriate.  The application of  more  flexible  underwriting guidelines may  carry  a  risk  of  increased
delinquencies;  however,  based  upon  the  Company's  experience  since   the
inception  of the program, the performance of loans approved under these  more flexible  guidelines  has been similar to that of FHA  and  VA  loans  in  the
Company's servicing portfolio.

   Loan Underwriting

      The  Company's  guidelines for underwriting FHA-insured  loans  and  VA-
guaranteed  loans comply with the criteria established by such agencies.   The
Company's  guidelines  for underwriting conventional conforming  loans  comply with the underwriting criteria employed by Fannie Mae and/or Freddie Mac.  The
Company's underwriting guidelines and property standards for conventional non-
conforming  loans are based on the underwriting standards employed by  private
mortgage  insurers  and  private  investors  for  such  loans.   In  addition,
conventional loans originated or purchased by the Company with a loan-to-value ratio  greater  than  80%  at  origination are  covered  by  private  mortgage insurance.

      In  conjunction with fair lending initiatives undertaken by both  Fannie
Mae and Freddie Mac, the Company has established affordable home loan programs for  low- and moderate-income and designated minority borrowers offering  more
flexible  underwriting  guidelines than historical  industry  standards.   See
"Business--Mortgage Banking Operations--Fair Lending Programs."

      The following describes the general underwriting criteria taken into consideration by the Company in determining whether to approve a loan application. These criteria generally apply to all types of loans.

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

  Maximum Indebtedness to Appraised Value

      Generally,  the  maximum amount the Company will  loan  is  95%  of  the appraised  value of the property.  For certain types of loans, this percentage
may  be  increased.   Loan  amounts in excess of 80% of  the  appraised  value
require mortgage insurance (which is generally paid by the borrower but  which may be paid by the lender) to protect against foreclosure loss.  After funding and  sale of the mortgage loans, the Company's exposure to credit loss in  the event  of  non-performance by the mortgagor is limited  as  described  in  the section "Business--Mortgage Banking Operations--Sale of Loans."

   Proprietary Data Processing Systems

      The  Company  employs  technology wherever  applicable  and  continually searches  for new and better ways of both providing services to its  customers and maximizing efficiency of its operations.  Proprietary systems currently in use  by  the Company include CLUES, an artificial intelligence system that  is designed  to expedite the review of applications, credit reports and  property
appraisals.    The   Company  believes  that  CLUES  increases   underwriters'
productivity,   reduces  costs  and  provides  greater  consistency   to   the
underwriting process.  Another system in use is "EDGE," which is  an  advanced automated loan origination system that is designed to reduce the time and cost
associated  with   the loan application and funding process.   This  front-end
system  was  internally  developed for the  Company's  exclusive  use  and  is integrated  with  the  Company's loan servicing, sales, accounting  and  other
systems.   The Company believes that the EDGE system improves the  quality  of the  loan  products  and customer service by: (i) reducing risk  of  deficient loans;  (ii)  facilitating  accurate pricing; (iii) promptly  generating  loan documents  with  the  use  of laser printers; (iv)  providing  for  electronic communication  with  credit  bureaus  and  other  vendors  and  (v)  generally minimizing  manual  data input.  From pre-qualification to  funding,  EDGE  is believed  to significantly reduce origination and processing costs  and  speed funding time.

      The  Company  has developed and implemented DirectLine Plus,  which  is designed to provide support to  mortgage brokers and enable them to obtain the latest  pricing, to review the Company's lending program guidelines, to submit applications, to directly obtain information about specific loans in  progress and  to  send  and  receive  electronic messages to  and  from  the  Company's
processing  center.  Recent enhancements to DirectLine Plus   integrate  that
application  with CLUES-ON-LINE, an adaption of CLUES for use with  DirectLine
Plus, which allows the mortgage broker to submit loan information and receive a qualified underwriting decision within minutes.

      In addition, the Company is developing CLASS, which is designed to offer automated  loan  settlement services by using electronic data  interchange  to facilitate  the preparation of closing documents at the office of the  closing
agent.   The Company plans to deploy CLASS in the offices of a wide  range  of business  partners (for example, Realtors and other entities that are involved in the closing of a mortgage loan transaction). Currently under development is the  LOAN  COUNSELOR.  The LOAN COUNSELOR is being designed to  give  business partners direct access to the Company's package of financial services  and  to permit  such business partners to pre-qualify  prospective applicants, provide
"what  if"  scenarios  to  help find the appropriate loan  product,  take  the application and receive a qualified underwriting decision.  The Company  plans to integrate the LOAN COUNSELOR with both CLUES and the EDGE system.

      The Company intends to implement a telemarketing application designed to provide enterprise-wide information on both current and prospective customers.
The purpose of the telemarketing system is to enable production divisions to identify prospective customers to solicit for specific products or services, and to obtain the results of any solicitation. Management believes that the database will give the Company a significant advantage in its ability to protect its servicing portfolio and generate additional revenue by cross-selling other products and services.

Geographic Distribution

      The following table sets forth the geographic distribution of the Company's mortgage and home equity loan production for the year ended February
28, 1995.

             Geographic Distribution of the Company's
      Mortgage and Home Equity Loan Production
                                                    Percentag
                                                      e of
                                                      Total
      (Dollar amounts     Number      Principal      Dollar
      in millions)       of Loans       Amount       Amount
       California           58,832    $8,566,233         30.7%
       Florida              15,580     1,321,876         4.7%
       Washington           11,405     1,296,488         4.7%
       Texas                13,786     1,180,763         4.2%
       Colorado             10,975     1,139,163         4.1%
       New York              7,739     1,041,250         3.7%
       Illinois              7,917       878,301         3.2%
       New Jersey            6,371       775,101         2.8%
       Arizona               8.176       751,798         2.7%
       Massachusetts         5,024       694,706         2.5%
       Ohio                  7,949       664,208         2.4%
       Michigan              6,816       663,120         2.4%
       Maryland              5,098       617,906         2.2%
       Nevada                5,758       611,934         2.2%
       Pennsylvania          6,072       584,501         2.1%
       Hawaii                2,858       556,870         2.0%
       Others (1)           69,979     6,521,952        23.4%


                           250,335   $27,866,170       100.0%

     (1) No other state constitutes more than 2.0% of the total dollar amount of loan production.

      California  loan  production as a percentage of  total  loan  production
(measured by principal balance) for the fiscal years ended February 28, 1995, 1994 and 1993 was 31%, 46% and 58%, respectively. Loan production within California is geographically dispersed, which minimizes dependence on any individual local economy. The continued decline in the percentage of the Company's mortgage loan production in California is the result of implementing the Company's strategy to expand production capacity and market share outside of California. At February 28, 1995 and 1994, 79% and 77%, respectively, of the Consumer Markets Division branch offices and the Wholesale Division loan centers were located outside of California.

      The following table sets forth the distribution by county of the Company's California loan production for the year ended February 28, 1995.

         Distribution by County of the Company's California
      Loan Production

                                                    Percentage
                                                        of
      (Dollar amounts     Number      Principal    Total Dollar
      in millions)       of Loans      Amount         Amount
       Los Angeles       15,306      $2,381.3      27.8%
       Orange             5,014      844.2         9.9
       San Diego          4,519      662.1         7.7
       Santa Clara        3,138      587.5         6.9
       San Bernardino     3,893      433.6         5.1
       Others (1)        26,962      3,657.5       42.6

                         58,832      $8,566.2      100.0%

      (1)   No other county in California constitutes more than 5.0%   of  the
total dollar amount of loan production.

Sale of Loans

      As  a  mortgage banker, the Company customarily sells all loans that  it originates or purchases.  The Company packages substantially all of  its  FHA-
insured and VA-guaranteed mortgage loans into pools of loans.  It sells  these pools  in the form of modified pass-through mortgage-backed securities ("MBS")
guaranteed  by  the  Government  National  Mortgage  Association  ("GNMA")  to
national  or  regional  broker-dealers.  With  respect  to  loans  securitized through GNMA programs, the Company is insured against foreclosure loss by  the
FHA  or  partially guaranteed against foreclosure loss by the VA (at  present, generally 25% to 50% of the loan, up to a maximum amount ranging from  $22,500 to  $46,000,  depending upon the amount of the loan).  Conforming conventional loans may be pooled by the Company and exchanged for securities guaranteed  by
Fannie  Mae  or  Freddie Mac, which securities are then sold  to  national  or regional broker-dealers.  Loans securitized through Fannie Mae or Freddie  Mac are  sold on a non-recourse basis whereby foreclosure losses are generally the
responsibility  of  Fannie  Mae  and  Freddie  Mac,  and  not   the   Company.
Alternatively,  the  Company may sell FHA-insured and  VA-guaranteed  mortgage loans and conforming conventional loans, and consistently sells its jumbo loan production,  to  large  buyers  in the secondary  market  (which  can  include national or regional broker-dealers) on a non-recourse basis.  These loans can be  sold  either  on  a  whole-loan basis or in  the  form  of  pools  backing securities  which  are not guaranteed by any governmental instrumentality  but which  may have the benefit of some form of external credit enhancement,  such as  insurance,  letters  of credit, payment guarantees or  senior/subordinated structures.  Substantially  all loans sold by the  Company  are  sold  without recourse,  subject in the case of VA loans to the limits of  the  VA  guaranty described above.  For the fiscal years ended February 28, 1995, 1994 and 1993, the  aggregate loss experience of the Company on VA loans in excess of the  VA guaranty  was  approximately  $2.6 million, $2.1  million  and  $1.0  million,
respectively.   In  the opinion of management, the losses increased  from  the year  ended February 28, 1994 to the year ended February 28, 1995  due  to  an increase in the size of the VA loan servicing portfolio.

      CWM,  a  real  estate investment trust managed by a  subsidiary  of  the
Company,  may  purchase  at market prices both conforming  and  non-conforming conventional  loans  from the Company.  CWM purchased  $80.4  million,  $300.5 million  and  $130.3  million  of conventional non-conforming  mortgage  loans during the years ended February 28, 1995, 1994 and 1993, respectively.

      In  order to offset the risk that a change in interest rates will result in a decrease in the value of the Company's current mortgage loan inventory or
its   commitments   to  purchase  or  originate  mortgage  loans   ("Committed
Pipeline"),  the  Company  enters into hedging  transactions.   The  Company's
hedging policies generally require that substantially all of its inventory  of conforming  and  government loans and the maximum  portion  of  its  Committed
Pipeline that it believes may close be hedged with forward contracts  for  the delivery of MBS or options on MBS.  The inventory is then used to form the MBS that will fill the forward delivery contracts and options.  The Company hedges its  inventory and Committed Pipeline of jumbo mortgage loans by using  whole-
loan  sale commitments to ultimate buyers or by using temporary "cross hedges"
with  sales  of  MBS since such loans are ultimately sold based  on  a  market spread  to MBS.  As such, the Company is not exposed to significant  risk  nor will  it derive any significant benefit from changes in interest rates on  the price  of  the inventory net of gains or losses of associated hedge positions.
The correlation between the price performance of the hedge instruments and the inventory being hedged is very high due to the similarity of the asset and the related hedge instrument.  The Company is exposed to interest-rate risk to the extent  that  the portion of loans from the Committed Pipeline  that  actually closes  at the committed price is less than the portion expected to  close  in the event of a decline in rates and such decline in closings is not covered by forward  contracts and options to purchase MBS needed to replace the loans  in process that do not close at their committed price. The Company determines the portion  of  its  Committed  Pipeline that it will  hedge  based  on  numerous factors,  including the composition of the Company's Committed  Pipeline,  the portion  of  such  Committed  Pipeline likely to close,  the  timing  of  such
closings  and  anticipated  changes in interest rates.   See  Note  F  to  the
Company's Consolidated Financial Statements.

      The Company's data processing systems for processing and recording loan sales have been integrated with the EDGE system. The integration increases efficiency of the loan sale process.

Loan Servicing

      Servicing  includes  collecting  and  remitting  loan  payments,  making advances  when  required,  accounting  for  principal  and  interest,  holding custodial  (impound) funds for payment of property taxes and hazard insurance, making  any  physical  inspections  of  the  property,  contacting  delinquent mortgagors, supervising foreclosures and property dispositions in the event of
unremedied  defaults  and  generally administering  the  loans.   The  Company
receives  a fee for servicing mortgage loans, ranging generally from  1/4%  to
1/2%  per  annum  on  the  declining principal balances  of  the  loans.   The
servicing fee is collected by the Company out of monthly mortgage payments.

      The  Company services on a non-recourse basis substantially all  of  the mortgage  loans  that  it originates or purchases.  In addition,  the  Company purchases  bulk servicing contracts, also on a non-recourse basis, to  service
single-family   residential  mortgage  loans  originated  by  other   lenders.
Servicing contracts acquired through bulk purchases accounted for 17%  of  the
Company's mortgage servicing portfolio as of February 28, 1995.

      At February 28, 1995, the Company's servicing portfolio of single-family mortgage loans was stratified by interest rate as follows.

  (Dollar mounts
  in millions)             Total Portfolio at February 28, 1995
                                             Weighted
                                  Percent    Average       Servicing
     Interest        Principal      of       Maturity       Assets
       Rate           Balance      Total     (Years)      Balance (1)
     7% and under   $ 38,292.7    33.9%     25.5              $602.9
     7.01-8%          45,012.9    39.8      25.7               694.3
     8.01-9%          21,313.5    18.8      26.6               365.8
     9.01-10%          7,165.1    6.3       26.5               115.4
     over 10%          1,287.1    1.2       23.4                18.5
                    $113,071.3    100.0%    25.8            $1,796.9

  (1) Capitalized servicing fees receivable and purchased servicing rights.

      The weighted average interest rate of the single-family mortgage loans  in the Company's servicing portfolio at February 28, 1995 was 7.6% as compared with
7.2%  at  February  28, 1994. At February 28, 1995, 77%  of  the  loans  in  the servicing  portfolio  bore  interest at fixed rates and  23%  bore  interest  at
adjustable  rates.   The weighted average net service fee of the  portfolio  was
0.356% at February 28, 1995 and the weighted average interest rate of the fixed-
rate loans in the servicing portfolio was 7.8%.

      The following table sets forth certain information regarding the Company's servicing portfolio of single-family mortgage loans, including loans held for sale and loans subserviced for others, for the periods indicated.

 (Dollar amounts in                       Year Ended February 28(29),
  millions)
 Composition of                 1995       1994         1993        1992        1991
 Servicing Portfolio
 at Period End:

 FHA-Insured   Mortgage    $17,587.5   $  9,793.7     $ 8,233.8  $ 6,271.2   $ 4,474.1
 Loans
 VA-Guaranteed
 Mortgage Loans              7,454.3      3,916.0       3,307.2    2,438.3     1,910.2
 Conventional  Mortgage
 Loans                      88,029.5     70,915.2      42,876.8   18,833.5     9,296.3
 Total Servicing
 Portfolio                $113,071.3    $84,624.9     $54,417.8  $27,543.0   $15,680.6

 Beginning Servicing
 Portfolio                 $84,624.9    $54,417.8     $27,543.0  $15,680.6   $12,511.5
 Add:Loan Production        27,866.2     52,458.9      32,387.8   12,156.3     4,576.7
 Bulk Servicing and
 Subservicing Acquired      17,888.1      3,514.9       3,083.9    2,932.6       571.9
 Less: Servicing
  Transferred (1)          (6,287.4)        (8.1)        (12.6)    (269.3)     (859.5)
 Runoff  (2)              (11,020.5)   (25,758.6)     (8,584.3)  (2,957.2)   (1,120.0)
 Ending Servicing
 Portfolio                $113,071.3    $84,624.9     $54,417.8  $27,543.0   $15,680.6

 Delinquent Mortgage Loans
 and Pending
 Foreclosures at
  Period End (3):
      30 days              1.84%        1.89%          2.08%      2.46%        3.09%
      60 days              0.30         0.29           0.41       0.59         0.61
      90 days or more      0.44         0.40           0.60       0.80         0.76
 Total Delinquencies       2.58%        2.58%          3.09%      3.85%        4.46%
 Foreclosures Pending      0.30%        0.30%          0.38%      0.46%        0.40%

  (1)Servicing  rights  sold  are  generally  deleted  from  the  servicing portfolio at the time of sale.  The Company generally subservices such loans from the sales contract date to the transfer date.
  (2)Runoff   refers  to  scheduled  principal  repayments  on  loans   and
     unscheduled prepayments (partial prepayments or total prepayments  due to refinancing, modifications, sale, condemnation or foreclosure).
  (3)As a percentage of the total number of loans serviced.

     The following table sets forth the geographic distribution of the Company's servicing portfolio of single-family mortgage loans, including loans held for sale and loans subserviced for others, as of February 28, 1995.

                                     Percentage of
                                       Principal
                                        Balance
                                       Serviced

          California                    43.0%
          Florida                       3.9
          Washington                    3.5
          Texas                         3.5
          Massachusetts                 2.6
          New York                      2.6
          Illinois                      2.6
          Colorado                      2.4
          New Jersey                    2.4
          Arizona                       2.3
          Virginia                      2.2
          Hawaii                        2.2
          Other (1)                     26.8
                                        100.0%

 (1) No other state contains more than 2.0% of the properties securing loans in the Company's servicing portfolio.

      The  Company's servicing portfolio is subject to reduction by  scheduled
amortization  or  by  prepayment  or foreclosure  of  outstanding  loans.   In
addition, the Company has sold, and may sell in the future, a portion of its portfolio of loan servicing rights to other mortgage servicers. In general, the decision to sell servicing rights or newly originated loans on a servicing-released basis is based upon management's assessment of the Company's cash
requirements,  the  Company's  debt-to-equity  ratio  and  other   significant
financial ratios, the market value of servicing rights and the Company's current and future earnings objectives.

     It is the Company's strategy to build and retain its servicing portfolio. Loans are serviced from two facilities, one in Simi Valley, California and one in Plano, Texas (see "Properties"). The Company has developed systems that enable it to service mortgage loans efficiently and therefore enhance the returns it can earn from its investments in servicing rights. For example, data elements pertaining to loans originated or purchased by the Company are entered into the Company's EDGE system at the time of origination or purchase and are transferred to the loan servicing system without manual re-entry. Customer service representatives in both the California and Texas facilities have access to on-line screens containing all pertinent data about a customer's account, thus eliminating the need to refer to paper files and shortening the average length of a customer call. The Company has a telephone system which enables it to control the flow of calls to both locations. The Company's payment processing equipment can process 10,000 checks per hour, which enables the Company to deposit virtually all cash on the same day it is received. Many tax and insurance remittances on behalf of borrowers are processed electronically, thus eliminating the need for printed documentation and shortening the processing time required.

      The Company believes that loan production earnings will partially offset the effect of interest rate fluctuations on the earnings from its servicing portfolio. In general, the value of the Company's servicing portfolio and the income generated therefrom improve as interest rates increase and decline when interest rates fall. Generally, in an environment of increasing interest rates, which prevailed through most of the Company's fiscal year ended
February  28,  1995,  the  rate  of current and projected  future  prepayments decreases, resulting in a decreased rate of amortization of capitalized servicing fees receivable and purchased servicing rights, and a decrease in income from servicing portfolio hedging activities. Such amortization, net of servicing hedge gain, is deducted from loan administration revenue. The increase in interest rates also causes loan production (particularly refinancings) to decline. Generally, in an environment of declining interest rates, which prevailed through most of the Company's fiscal year ended
February 28, 1994, the rate of current and projected future prepayments increases, resulting in an increased rate of amortization of capitalized servicing fees receivable and purchased servicing rights. At the same time, the decline in interest rates contributes to high levels of loan production (particularly refinancings).


Financing of Mortgage Banking Operations

     The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently relies on commercial paper backed by its revolving credit facility, medium-term note issuances, pre-sale funding facilities, mortgage-backed securities and whole loan reverse-repurchase agreements, subordinated notes and cash flow from operations. The Company estimates that it has available committed and uncommitted credit facilities aggregating approximately $5.6 billion at February 28, 1995. In addition, in the past the Company has relied on direct borrowings from its revolving credit facility, servicing-secured bank facilities, privately-placed financings and public offerings of preferred and common stock. For further information on the material terms of the borrowings utilized by the Company to finance its inventory of mortgage loans and mortgage-backed securities and its investment in servicing rights, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Company continues to investigate and pursue alternative and supplementary methods to finance its operations through the public and private capital markets. These may include such methods as mortgage loan sale transactions designed to expand the Company's financial capacity and reduce its cost of capital and the securitization of servicing income cash flows.

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

C.   Countrywide Asset Management Corporation

     Through its subsidiary Countrywide Asset Management Corporation ("CAMC"), the Company manages the investments and oversees the day-to-day operations of CWM and its subsidiaries. For performing these services, CAMC receives a base management fee of 1/8 of 1% per annum of CWM's average-invested mortgage-related assets not pledged to secure CMOs. CAMC also receives a management fee equal to 0.2% per annum of the average amounts outstanding under CWM's warehouse lines of credit. In addition, CAMC receives incentive compensation equal to 25% of the amount by which the CWM annualized return on equity exceeds the ten-year U.S. treasury rate plus 2%. In connection with a new business plan implemented by CWM in 1993, CAMC waived all management fees for calendar year 1993 and 25% of the incentive compensation earned in 1994. In addition, in 1993 CAMC absorbed $0.9 million of operating expenses incurred in connection with the new business plan. In June 1993, CWM and its subsidiaries began reimbursing CAMC for all expenses of the new operations. As of December 31, 1994, 1993 and 1992, the consolidated total assets of CWM were $2.0 billion, $1.4 billion and $0.7 billion, respectively. During the fiscal years ended February 28, 1995, 1994 and 1993, CAMC earned $0.3 million, $0.1 million and $0.8 million, respectively, in base management fees from CWM and its subsidiaries. In addition, during the fiscal year ended February 28, 1995, CAMC recorded $1.1 million in incentive compensation, net of the amount waived as described above. At February 28, 1995, the Company and CAMC owned 1,120,000 shares or approximately 2.77% of the common stock of CWM. See Note K to the Company's Consolidated Financial Statements.

D.   Related Activities

      Through various other subsidiaries, the Company conducts business in a number of areas related to the mortgage banking business. The following is a brief description of the activities of these subsidiaries.

      The Company operates a securities broker-dealer, Countrywide Securities Corporation ("CSC"), which is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. CSC sells mortgage-backed securities on an odd-lot basis, generally at prices higher than those available in the wholesale, round-lot market and subordinate structures of whole loan CMOs.

     The Company's insurance agency subsidiary, Countrywide Agency, Inc., acts as an agent for the sale of homeowners, fire, flood, earthquake, mortgage life and disability insurance to mortgagors whose loans are serviced by CFC.

      Another subsidiary of the Company, CTC Foreclosure Services Corporation, formerly Countrywide Title Corporation, serves as trustee under deeds of trust in connection with the Company's mortgage loan production in California and certain other states.

      Countrywide Servicing Exchange ("CSE") is a national servicing brokerage and consulting firm. CSE acts as an agent facilitating transactions between buyers and sellers of bulk servicing contracts.

      LandSafe, Inc. and its subsidiaries act as a provider of various title insurance services in the capacity of an agent rather than an underwriter. The Company offers title insurance commitments and policies, settlement services and property profiles to realtors, builders, consumers, mortgage brokers and other financial institutions.

      While  no  longer  engaged in the business of  originating  mobile  home installment contracts, a subsidiary of the Company, Countrywide Partnership Investments, Inc., owned and operated two mobile home parks located in Houston, Texas, both of which were for sale as of February 28, 1995. During Fiscal 1995, the Company sold three of its mobile home parks and all of the mobile home coaches located in Fort Worth, Texas and Jacksonville, Florida. Subsequent to February 28, 1995, the Company sold one of its two remaining mobile home parks and the mobile home coaches contained therein for $4.4 million. The Company's investment in mobile home parks and mobile home coaches was approximately $9 million at February 28, 1995.

E.   Regulation

      The Company's mortgage banking business is subject to the rules and regulations of HUD, FHA, VA, Fannie Mae, Freddie Mac and GNMA with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination, provide for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Moreover, FHA lenders such as the Company are required annually to submit to the Federal Housing Commissioner audited financial statements, and GNMA requires the maintenance of specified net worth levels (which vary depending on the amount of GNMA securities issued by the Company). The Company's affairs are also subject to examination by the Federal Housing Commissioner at all times to assure compliance with the FHA regulations, policies and procedures. Mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

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

      Insurance agency and title insurance operations are subject to insurance laws of each of the states in which the Company conducts such operations.

F.   Competition

      The mortgage banking industry is highly competitive and fragmented. The Company competes with other financial intermediaries (such as mortgage bankers, commercial banks, savings and loan associations, credit unions and insurance companies) and mortgage banking subsidiaries or divisions of diversified companies. During the year ended February 28, 1995, excess industry capacity caused by increased mortgage interest rates resulted in intense price competition. Consequently, loan production for the year ended February 28, 1995 was unprofitable. In addition, during periods of increasing interest rates, as existed for most of Fiscal 1995, consumers tend to prefer adjustable-rate mortgage products. Particularly in California, savings and loans and other portfolio lenders competed with the Company by offering aggressively-priced ARM products. The Company competes principally by offering products with competitive features, by emphasizing the quality of its service and by pricing its range of products at competitive rates.

      In recent years, the aggregate share of the United States market for residential mortgage loans that is served by mortgage bankers has risen, principally due to the decline in the savings and loan industry. According to industry statistics, mortgage bankers' aggregate share of this market increased from approximately 19% during calendar year 1989 to approximately 49% during the third quarter of calendar year 1994. The Company believes that it has benefited from this trend.

G.   Employees

      At February 28, 1995, the Company employed 3,613 persons, 2,377 of whom were engaged in production activities, 949 were engaged in loan administration activities, and 287 were engaged in other activities. None of these employees was represented by a collective bargaining agent.

ITEM 2.         PROPERTIES

      The primary executive and administrative offices of the Company and its subsidiaries are located in leased space at 155 North Lake Avenue and 35 North Lake Avenue, Pasadena, California, and consist of approximately 220,000 square feet. The principal leases covering such space expire in the year 2011. The Company also owns an office facility of approximately 300,000 square feet located on 43.5 acres in Simi Valley, California, which is used primarily to house a portion of the Company's loan servicing and data processing operations, and a 253,000 square foot office building situated on 18 acres in Plano, Texas, which houses additional loan servicing, loan production and data processing operations. In addition, the Plano facility provides the Company with a business recovery site located out of the State of California.

     The Company leases or owns office space in several other buildings in the Pasadena area. Additionally, CFC leases office space for each of its Consumer Markets Division branch and satellite offices (each ranging from approximately 261 to 2,148 square feet), Wholesale Division branch offices (each ranging from approximately 525 to 5,038 square feet) and Correspondent Division offices (each ranging from approximately 6,150 to 10,929 square feet). These leases vary in term and have different rent escalation provisions. In general, the leases extend through fiscal year 1999, contain buyout provisions and provide for rent escalation tied to increases in the Consumer Price Index or operating costs of the premises.

      As of February 28, 1995, the Company owned 148 acres in Texas for use as mobile home parks. These properties contained 638 completed mobile home pads, occupied by 309 mobile homes owned by the Company and 240 mobile homes owned by third parties, with 89 vacant pads.


ITEM 3.    LEGAL PROCEEDINGS

     None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.         MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
           SHAREHOLDER MATTERS

      The Company's common stock is listed on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange (Symbol: CCR). The following table sets forth the high and low sales prices (as reported by the NYSE) for the Company's common stock and the amount of cash dividends declared for the fiscal years ended February 28, 1995 and 1994, both adjusted to reflect the 3-for-2 stock split paid May 3, 1994 and the 5% stock dividend paid April 23, 1993.

                                                Cash Dividends
              Fiscal 1995      Fiscal 1994         Declared
                                                Fiscal   Fiscal
    Quarter   High    Low      High    Low       1995     1994

    First    $17.50  $13.33   $23.25  $16.92     $0.08    $0.07
    Second    18.75   12.88    22.17   17.25      0.08     0.07
    Third     15.38   13.63    23.33   16.25      0.08     0.07
    Fourth    16.25   12.38    19.08   15.25      0.08     0.08


      The Company has declared and paid cash dividends on its common stock quarterly since 1979, except that no cash dividend was declared in the fiscal quarter ended February 28, 1982. For the fiscal years ended February 28, 1995 and 1994, the Company declared quarterly cash dividends aggregating $0.32 per share and $0.29 per share, respectively. On March 20, 1995, the Company declared a quarterly cash dividend of $0.08 per common share, paid April 17, 1995.

      The ability of the Company to pay dividends in the future is limited by various restrictive covenants in the debt agreements of the Company; the earnings, cash position and capital needs of the Company; general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company is prohibited under certain of its debt agreements, including its guaranties of CFC's revolving credit facility, from paying dividends on any capital stock (other than dividends payable in capital stock or stock rights), except that so long as no event of default under such agreements exists at the time, the Company may pay dividends in an aggregate amount not to exceed the greater of: (i) the after-tax net income of the Company, determined in accordance with generally accepted accounting principles, for the fiscal year to the end of the quarter to which the dividends relate and (ii) the aggregate amount of dividends paid on common stock during the immediately preceding year. The primary source of funds for payments to stockholders by the Company is dividends received from its subsidiaries. Accordingly, such payments by the Company in the future also depend on various restrictive covenants in the debt obligations of its subsidiaries; the earnings, the cash position and the capital needs of its subsidiaries; as well as laws and regulations applicable to its subsidiaries. Unless the Company and CFC each maintain specified minimum levels of net worth and certain other financial ratios, dividends cannot be paid by the Company and CFC in compliance with certain of CFC's debt obligations (including the revolving credit facility). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     The Company has paid stock dividends and declared stock splits since 1978 as follows: 50% in October 1978, 50% in July 1979; 15% in November 1979; 15% in May 1980; 30% in November 1980; 30% in May 1981; 3% in February 1982; 2% in May 1982; 0.66% in April 1983; 1% in July 1983; 2% in April 1984; 2% in
November 1984; 2% in June 1985; 2% in October 1985; 2% in March 1986; 3-for-2 split in September 1986; 2% in April 1987; 2% in April 1988; 2% in October 1988; 2% in November 1989; 3-for-2 split in July 1992; 5% in April 1993 and 3-for-2 split in May 1994.

      As of April 26, 1995, there were 2,635 shareholders of record of the Company's common stock.

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA

                                           Years ended February 28(29),
 (Dollar amounts in
 thousands, except per
 share data)                    1995       1994        1993       1992         1991
 Selected Statement of
 Earnings Data:

 Revenues:
    Loan origination fees     $203,426    $379,533   $241,584     $91,933      $38,317
    Gain (loss) on sale of
    loans                     (41,342)      88,212     67,537      38,847       24,236
       Loan production
       revenue                 162,084     467,745    309,121     130,780       62,553

    Interest earned            343,138     376,225    211,542     115,213       83,617
    Interest charges         (267,685)   (275,906)  (148,765)     (81,959)    (73,428)
       Net interest income      75,453     100,319     62,777      33,254       10,189

    Loan servicing income      428,994     307,477    177,291      94,830       66,486
    Less amortization of
    servicing assets          (95,768)   (242,177)  (151,362)     (53,768)    (24,871)
    Add (less) servicing
  hedge benefit (expense)     (40,030)      73,400     74,075      17,000        -
    Less write-off of
  servicing hedge             (25,600)       -          -            -           -
    Net loan administration
    income                     267,596     138,700    100,004      58,062       41,615

    Gain on sale of
    Servicing                   56,880  -           -               4,302        6,258
    Commissions, fees and
    other income                40,650      48,816     33,656      19,714       14,396
       Total revenues          602,663     755,580    505,558     246,112      135,011
 Expenses:
    Salaries and related
    expenses                   199,061     227,702    140,063      72,654       48,961
    Occupancy and other
    office expenses            102,193     101,691     64,762      36,645       24,577
    Guarantee fees              85,831      57,576     29,410      13,622        9,529
    Marketing expenses          23,217      26,030     12,974       5,015        3,117
    Branch and
    Administrative office
    consolidation costs          8,000       -          -           -            -
    Other operating
    expenses                    37,016      43,481     24,894      17,849       11,642
       Total expenses          455,318     456,480    272,103     145,785       97,826

 Earnings before income
 taxes                         147,345     299,100    233,455     100,327       37,185
 Provision for income taxes     58,938     119,640     93,382      40,131       14,874
 Net earnings                  $88,407    $179,460   $140,073     $60,196      $22,311

 Per Share Data (1):
 Primary earnings            $0.96      $1.97       $1.65            $0.89      $0.48
 Fully diluted earnings      $0.96      $1.94       $1.52            $0.81      $0.43

 Cash dividends              $0.32      $0.29       $0.25            $0.15      $0.12
 Weighted average shares
 outstanding -
    Primary                  92,087,000 90,501,000  82,514,000 63,800,000   41,576,000
    Fully diluted            92,216,000 92,445,000  92,214,000 74,934,000   53,679,000

 Selected Balance Sheet
 Data at End of Period:

 Total assets                $5,579,662 $5,585,521  $3,299,133  $2,409,974  $1,121,999
 Short-term debt             $2,664,006 $3,111,945  $1,579,689  $1,046,289    $459,470
 Long-term debt              $1,499,306 $1,197,096  $  734,762  $  383,065  $  153,811
 Convertible preferred
 stock                            -          -      $   25,800  $   37,531  $   38,098
 Common shareholders'
 equity                      $  942,558 $  880,137  $  693,105  $  558,617  $  133,460

 Operating Data (dollar
 amounts in millions):
 Loan servicing portfolio
  (2)                        $  113,111 $   84,678  $   54,484     $27,546     $15,684
 Volume of loans originated  $   27,866 $   52,459  $   32,388     $12,156      $4,577
 (1) Adjusted to reflect subsequent stock dividends and splits.
 (2) Includes warehoused loans and loans under subservicing agreements.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company's strategy is concentrated on three components of its business: loan production, loan servicing and businesses ancillary to mortgage lending. See "Item 1. Business--Mortgage Banking Operations." The Company intends to continue its efforts to increase its market share of, and realize increased income from, its loan production. In addition, the Company is engaged in building its loan servicing portfolio because of the returns it can earn from such investment. A strong loan production capability and a growing servicing portfolio are the primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates because loan production income characteristics are countercyclical to the effect of interest rate changes on servicing income. Finally, the Company is involved in business activities complementary to its mortgage banking business, such as acting as agent in the sale of homeowners, fire, flood, earthquake, mortgage life and disability insurance to its mortgagors, brokering servicing rights and selling odd-lot and other mortgage-backed securities.

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

     The fiscal year ended February 28, 1993 ("Fiscal 1993") was a then-record performance year for the Company. The Company became the nation's leader in single-family mortgage loan originations in calendar year 1992. This performance was due to: (i) the development of a stronger capital base that supported increased production; (ii) the implementation of an expansion strategy for the production divisions designed to penetrate new markets and expand in existing markets, particularly outside California, and to further increase market share in both the purchase and refinance market segments;
(iii) the development of state-of-the-art technologies that expanded the Company's production and servicing capabilities and capacity and (iv) a decline in average mortgage interest rates. In Fiscal 1993, the Company's market share increased to approximately 4% of the single-family mortgage origination market. During the year ended February 28, 1993, the Company's servicing portfolio nearly doubled to $54.5 billion.

      The Company's performance during the fiscal year ended February 28, 1994 ("Fiscal 1994") set new operating records. In calendar year 1993, the Company became the nation's largest servicer of single-family mortgages and at February 28, 1994 had a servicing portfolio of $84.7 billion, an increase of 55% over the portfolio at the end of Fiscal 1993. This servicing portfolio growth was accomplished through increased loan production volume of low-coupon mortgages. In addition, the Company acquired bulk servicing rights with an aggregate principal balance of $3.4 billion. The Company also maintained its position as the nation's leader in originations of single-family mortgages for the second consecutive year. This performance was due to: (i) continued implementation of the Company's production expansion strategy designed to penetrate new markets and expand in existing markets, particularly outside California, and to further increase market share; (ii) a continued decline in average mortgage interest rates that prevailed during most of 1993 and (iii) the introduction of new technologies that improved productivity. In Fiscal 1994, the Company's market share increased to approximately 5.1% of the estimated $1.0 trillion single-family mortgage origination market, up from approximately 4% of the estimated $825 billion market in Fiscal 1993.

      The fiscal year ended February 28, 1995 ("Fiscal 1995") was a period of transition from a mortgage market dominated by refinances resulting from historically low interest rates to an extremely competitive and smaller mortgage market in which refinances declined to a relatively small percentage of total fundings and customer preference for adjustable-rate mortgages increased. In this transition, which resulted from the increase in interest rates during the year, intense price competition developed that resulted in the Company experiencing negative production margins in Fiscal 1995. At the same time, the increase in interest rates caused a decline in the prepayment rate in the servicing portfolio which, combined with a decline in the rate of expected future prepayments, caused a reduction in amortization of the capitalized servicing fees receivable and purchased servicing rights ("Servicing Assets"). This decrease in amortization contributed to improved earnings from the Company's servicing activities. The Company addressed the challenges of the year by: (i) expanding its share of the home purchase market; (ii) reducing costs to maintain its production infrastructure in line with reduced production levels and (iii) accelerating the growth of its servicing portfolio by aggressively acquiring servicing contracts through bulk purchases. These strategies produced the following results: (i) home purchase production increased from $13.3 billion, or 25% of total fundings, in Fiscal 1994 to $19.5 billion, or 70% of total fundings, in Fiscal 1995, helping the Company maintain its position as the nation's leader in originations of single-family mortgages for the third consecutive year; (ii) the number of staff engaged in production activities declined from approximately 3,900 at the end of Fiscal 1994 to approximately 2,400 at the end of Fiscal 1995; (iii) production-related and overhead costs declined from $328 million in Fiscal 1994 to $270 million in Fiscal 1995 and (iv) bulk servicing purchases increased to $17.6 billion in Fiscal 1995 from $3.4 billion in Fiscal 1994. These bulk servicing acquisitions, combined with slower prepayments caused by increased mortgage interest rates, helped the Company maintain its position as the nation's largest servicer of single-family mortgages for the second consecutive year. In Fiscal 1995, the Company's market share decreased to approximately 4% of the estimated $660 billion single-family mortgage origination market.

RESULTS OF OPERATIONS

Fiscal 1995 Compared with Fiscal 1994

      Revenues for Fiscal 1995 decreased 20% to $602.7 million from $755.6 million for Fiscal 1994. Net earnings decreased 51% to $88.4 million in Fiscal 1995 from $179.5 million in Fiscal 1994. The decrease in revenues was due to decreased loan production resulting from increased mortgage interest rates in Fiscal 1995. In addition, intense price competition during Fiscal 1995 resulted in the Company's recording a loss on the sale of loans. The Company had a gain on sale of loans in Fiscal 1994. In Fiscal 1995, the
Company did not realize any servicing hedge gains; in addition, amortization of option and interest rate floor premiums related to the servicing hedge amounted to $40.0 million and the write-off of the remaining unamortized costs of the Company's prior servicing hedge amounted to $25.6 million. During Fiscal 1994, the Company realized $73.4 million in net servicing hedge gains. These negative effects experienced in Fiscal 1995 were somewhat offset by the favorable impact of a larger and more slowly prepaying loan servicing portfolio and of a gain recognized on the sale of servicing. The decrease in net earnings for Fiscal 1995 was primarily the result of the decrease in revenues, a smaller decline in expenses than revenues from Fiscal 1994 to Fiscal 1995, higher guarantee fees caused by the larger servicing portfolio and a charge due to the Company's downsizing and office consolidation process.

      The total volume of loans produced decreased 47% to $27.9 billion for Fiscal 1995 from $52.5 billion for Fiscal 1994. Refinancings totaled $8.4 billion, or 30% of total fundings, for Fiscal 1995, as compared to $39.2 billion, or 75% of total fundings, for Fiscal 1994. ARM loan production totaled $9.5 billion, or 34% of total fundings, for Fiscal 1995, as compared to $10.1 billion, or 19% of total fundings, for Fiscal 1994. Production in the Company's Consumer Markets Division decreased to $7.1 billion for Fiscal 1995 compared to combined production of $11.6 billion for the Retail and Consumer Divisions for Fiscal 1994. Production in the Company's Wholesale Division decreased to $8.5 billion (which included approximately $3.3 billion of originated loans and $5.2 billion of purchased loans) for Fiscal 1995 from $21.5 billion (which included approximately $10.9 billion of originated loans and $10.6 billion of purchased loans) for Fiscal 1994. The Company's Correspondent Division purchased $12.3 billion in mortgage loans for Fiscal 1995 compared to $19.4 billion for Fiscal 1994. The factors which affect the relative volume of production among the Company's three divisions include pricing decisions and the relative competitiveness of such pricing, the level of real estate and mortgage lending activity in each division's markets, and the success of each division's sales and marketing efforts.

     At February 28, 1995 and 1994, the Company's pipeline of loans in process was $3.6 billion and $7.6 billion, respectively. In addition, at February 28, 1995, the Company has committed to make loans in the amount of $2.7 billion, subject to property identification and approval of the loans ("Lock N' Shop PipelineSM"). At February 28, 1994, the Lock N' Shop Pipeline was $1.6 billion. Historically, approximately 43% to 75% of the pipeline of loans in process has funded. In Fiscal 1995 and Fiscal 1994, the Company received 315,632 and 515,104 new loan applications, respectively, at an average daily rate of $141 million and $282 million, respectively. The following actions were taken during Fiscal 1995 on the total applications received during that year: 220,715 loans (70% of total applications received) were funded and 66,725 applications (21% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during Fiscal 1994 on the total applications received during that year:
358,257 loans (70% of total applications received) were funded and 98,809 applications (19% of total applications received) were either rejected by the Company or withdrawn by the applicant. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.

     Loan origination fees decreased in Fiscal 1995 as compared to Fiscal 1994 and a loss was recorded in Fiscal 1995 on the sale of loans due to lower loan production that resulted from the increase in the level of mortgage interest rates. Reduced margins due to increased price competition caused by lower demand for mortgage loans during Fiscal 1995 than Fiscal 1994 also contributed to the loss on the sale of loans. In general, loan origination fees and gain or loss on sale of loans are affected by numerous factors including loan pricing decisions, volatility, the general direction of interest rates and the volume of loans produced.

      Net interest income (interest earned net of interest charges) decreased to $75.5 million for Fiscal 1995 from $100.3 million for Fiscal 1994. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($35.7 million and $110.1 million for Fiscal 1995 and Fiscal 1994, respectively);
(ii) interest expense related to the Company's investment in servicing rights ($20.0 million and $68.0 million for Fiscal 1995 and Fiscal 1994, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($59.8 million and $58.2 million for Fiscal 1995 and Fiscal 1994, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The decrease in net interest income from the mortgage loan warehouse was attributable to a decrease in the average amount of the mortgage loan warehouse due to the decline in production and to a decrease in the net earnings rate. The decrease in interest expense on the investment in servicing rights resulted primarily from a decline in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans which payments exceeded the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The increase in net interest income earned from the custodial balances was related to an increase in the earnings rate, offset somewhat by a decline in the average custodial balances from Fiscal 1994 to Fiscal 1995.

     During Fiscal 1995, loan administration income was positively affected by the continued growth of the Company's loan servicing portfolio. At February 28, 1995, the Company serviced $113.1 billion of loans (including $0.7 billion of loans subserviced for others) compared to $84.7 billion (including $0.6 billion of loans subserviced for others) at February 28, 1994, a 34% increase. The growth in the Company's servicing portfolio during Fiscal 1995 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments, scheduled amortization of mortgage loans and a sale of servicing rights of loans with principal balances aggregating $5.9 billion. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at February 28, 1995 was 7.6% compared to 7.2% at February 28, 1994. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is countercyclical to loan origination income. See "Prospective Trends- -Market Factors."

      During Fiscal 1995, the prepayment rate of the Company's servicing portfolio was 9%, as compared to 35% for Fiscal 1994. In general, the prepayment rate is affected by the relative level of mortgage interest rates, activity in the home purchase market and the relative level of home prices in a particular market. The decrease in the prepayment rate is primarily attributable to decreased refinance activity caused by increased mortgage interest rates in Fiscal 1995 from Fiscal 1994. The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong loan production capability and a growing servicing portfolio. To mitigate the effect on earnings of higher amortization (which is deducted from loan servicing income) resulting from increased prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in value when interest rates decline (the "Servicing Hedge"). These financial instruments include call options on U.S. treasury futures and MBS, interest rate floors and certain tranches of CMOs.

      The CMOs, which consist primarily of principal-only ("P/O") securities, have been purchased at deep discounts to their par values. As interest rates decline, prepayments on the collateral underlying the CMOs should increase, These changes should result in a decline in the average lives of the P/O securities and an increase in the present values of their cash flows.

     The Servicing Hedge instruments utilized by the Company partially protect the value of the investment in servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, as they did in Fiscal 1995, the value of the servicing rights increases while the value of the hedge instruments declines. However, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. At February 28, 1995, the carrying value of interest rate floor contracts and P/O securities included in the Servicing Hedge was approximately $16 million and $42 million, respectively. There can be no assurance the Company's Servicing Hedge will generate gains in the future. See Note F to the Company's Consolidated Financial Statements.

       For Fiscal 1995, total amortization amounted to $95.8 million, representing an annual rate of 7% of average Servicing Assets. During Fiscal 1995, the Company did not realize any Servicing Hedge gains; in addition, amortization of option and interest rate floor premiums related to the
Servicing  Hedge  amounted  to $40.0 million. Also  during  Fiscal  1995,  the
Company  decided  to  replace  its prior Servicing  Hedge  with  a  new  hedge resulting in a write-down of the remaining unamortized costs of the prior hedge of $25.6 million. For Fiscal 1994, total amortization was $242.2 million, or an annual rate of 28% of the average Servicing Assets.
Amortization for Fiscal 1994 was offset by Servicing Hedge gains which aggregated $73.4 million. The decline in the rate of amortization from Fiscal 1994 to Fiscal 1995 resulted primarily from a decline in the current and projected future prepayment rates caused by an increase in mortgage interest rates. The factors affecting the rate of amortization recorded in an accounting period include the level of prepayments during the period, the change in prepayment expectations and the amount of Servicing Hedge gains in excess of amortization due to impairment.

      During Fiscal 1995, the Company acquired bulk servicing rights for loans with principal balances aggregating $17.6 billion at a price of $261.9 million or 1.49% of the aggregate outstanding principal balances of the servicing portfolios acquired. During Fiscal 1994, the Company acquired bulk servicing rights for loans with principal balances aggregating $3.4 billion at a price of $46.6 million or 1.36% of the aggregate outstanding principal balances of the servicing portfolios acquired.

      During Fiscal 1995, the Company sold servicing rights for loans with principal balances aggregating $5.9 billion and recognized a gain of $56.9 million. No servicing rights were sold during Fiscal 1994.

      Salaries and related expenses are summarized below for Fiscal 1995 and Fiscal 1994.

  (Dollar amounts  in
  thousands)                                   Fiscal 1995
                         Production       Loan           Other
                         Activities   Administration  Activities      Total

  Base Salaries           $109,276     $23,929          $6,811       $140,016

  Incentive Bonus           29,815         463           4,204         34,482

  Payroll Taxes and
   Benefits                 19,695       4,020             848         24,563

  Total Salaries and
   Related Expenses       $158,786     $28,412         $11,863       $199,061

  Average Number of
   Employees                 2,631         850             246          3,727



  (Dollar amounts  in
  thousands)                                     Fiscal 1994
                         Production        Loan           Other
                         Activities   Administration    Activities      Total

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

      The amount of salaries decreased during Fiscal 1995 primarily due to the decreased number of employees resulting from reduced loan production, offset somewhat by increased employees due to a larger servicing portfolio.
Incentive bonuses earned during Fiscal 1995 decreased primarily due to decreased loan production and decreased loan production personnel.

     Occupancy and other office expenses for Fiscal 1995 slightly increased to $102.2 million from $101.7 million for Fiscal 1994. This was due to increased office and equipment rental expenses resulting from the opening of 59 Consumer Markets Division branch offices in Fiscal 1995, partially offset by a decline in expenses resulting from the closure of 86 Consumer Markets Division satellite offices and 13 Wholesale Division branch offices.

      Guarantee fees (fees paid to guarantee timely and full payment of principal and interest on MBS and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio) for Fiscal 1995 increased 49% to $85.8 million from $57.6 million for Fiscal 1994. This increase resulted primarily from an increase in the servicing portfolio.

      Marketing expenses for Fiscal 1995 decreased 11% to $23.2 million from $26.0 million for Fiscal 1994. The decrease in marketing expenses reflected the Company's strategy to centralize and streamline its marketing functions.

      In Fiscal 1995, the Company incurred an $8.0 million charge related to the consolidation and relocation of branch and administrative offices that occurred as a result of the reduction in staff caused by declining production.

      Other  operating expenses for Fiscal 1995 decreased from Fiscal 1994  by
$6.5   million,  or  15%.  This decrease was due primarily to  decreased  loan production.

   Profitability of Loan Production and Servicing Activities

      In Fiscal 1995, the Company's pre-tax loss from its loan production activities (which include loan origination and purchases, warehousing and sales) was $94.8 million. In Fiscal 1994, the Company's comparable pre-tax earnings were $250.1 million. The decrease of $344.9 million is primarily attributed to lower loan production and increased price competition caused by lower demand for mortgage loans. In Fiscal 1995, the Company's pre-tax earnings from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance and acting as tax payment agent) was $229.6 million as compared to $46.6 million in Fiscal 1994. This increase was primarily due to an increase in the servicing portfolio, a reduction in amortization due to lower prepayment activity and reduced prepayment expectations and a sale of servicing during Fiscal 1995 which resulted in a gain of $56.9 million. The increase was partially offset by an increase in Servicing Hedge expense and a write-off of the remaining costs of the prior Servicing Hedge.

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

      The total volume of loans produced increased 62% to $52.5 billion for Fiscal 1994 from $32.4 billion for Fiscal 1993. Refinancings totaled $39.2 billion,  or  75%  of total fundings, for Fiscal 1994, as  compared  to  $23.6 billion, or 73% of total fundings, for Fiscal 1993. ARM loan production totaled $10.1 billion, or 19% of total fundings, for Fiscal 1994, as compared to $9.2 billion, or 28% of total fundings, for Fiscal 1993. Production in the Company's Retail Division (which in Fiscal 1995 became part of the Consumer Markets Division) increased to $7.7 billion for Fiscal 1994 compared to $4.6 billion for Fiscal 1993. Production in the Company's Wholesale Division increased to $21.5 billion (which included approximately $10.9 billion of originated loans and $10.6 billion of purchased loans) for Fiscal 1994 compared to $15.5 billion (which included approximately $8.7 billion of originated loans and $6.8 billion of purchased loans) for Fiscal 1993. The Company's Correspondent Division purchased $19.4 billion in mortgage loans for Fiscal 1994 compared to $10.8 billion for Fiscal 1993. Production in the Company's Consumer Division (which in Fiscal 1995 became part of the Consumer Markets Division) increased to $3.9 billion for Fiscal 1994 compared to $1.5 billion for Fiscal 1993.

     At February 28, 1994 and 1993, the Company's pipeline of loans in process was $7.6 billion and $5.9 billion, respectively. In addition, at February 28, 1994, the Company had committed to make loans in the amount of $1.6 billion, subject to property identification and borrower qualification. At February 28, 1993, the amount of loan commitments subject to property identification and borrower qualification was not material. Historically, approximately 43% to 75% of the pipeline of loans in process has funded. In Fiscal 1994 and Fiscal 1993, the Company received 515,104 and 340,242 new loan applications, respectively, at an average daily rate of $282 million and $191 million, respectively. The following actions were taken during Fiscal 1994 on the total applications received during that year: 358,257 loans (70% of total applications received) were funded and 98,809 applications (19% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during Fiscal 1993 on the total
applications  received  during  that  year:   212,765  loans  (63%  of   total
applications received) were funded and 79,991 applications (24% of total applications received) were either rejected by the Company or withdrawn by the applicant.

      Loan origination fees and gain on sale of loans benefited from the increase in loan production. The percentage increase in loan origination fees was less than the percentage increase in total production primarily because of an increase in the percentage of production attributable to products that contained lower origination fees in their pricing structure.

      Net interest income (interest earned net of interest charges) increased to $100.3 million for Fiscal 1994 from $62.8 million for Fiscal 1993. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($110.1 million and $59.4 million for Fiscal 1994 and Fiscal 1993, respectively); (ii) interest expense related to the Company's investment in servicing rights ($68.0 million and $21.3 million for Fiscal 1994 and Fiscal 1993, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($58.2 million and $21.8 million for Fiscal 1994 and Fiscal 1993, respectively). The increase in net interest income from the mortgage loan warehouse was attributable to an increase in loan production. The increase in interest expense on the investment in servicing rights resulted primarily from an increase in Interest Costs Incurred on Payoffs. The increase in net interest income earned from the custodial balances was related to larger custodial account balances (caused by a larger servicing portfolio and an increase in the prepayment rate of the Company's servicing portfolio), offset somewhat by a decline in the earnings rate from Fiscal 1993 to Fiscal 1994.

     During Fiscal 1994, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At February 28, 1994, the Company serviced $84.7 billion of loans (including $0.6 billion of loans subserviced for others) compared to $54.5 billion (including $0.6 billion of loans subserviced for others) at February 28, 1993, a 55% increase. The growth in the Company's servicing portfolio during Fiscal 1994 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments and scheduled amortization of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at February 28, 1994 was 7.2% compared to 8.0% at February 28, 1993.

      During Fiscal 1994, the prepayment rate of the Company's servicing portfolio was 35%, as compared to 20% for Fiscal 1993. The increase in the prepayment rate was primarily attributable to increased refinance activity caused by generally declining mortgage interest rates. During most of Fiscal 1994, interest rates continued their decline to historically low levels although they began to rise toward the end of the year.

       For Fiscal 1994, total amortization amounted to $242.2 million, representing an annual rate of 28% of average Servicing Assets. Amortization for Fiscal 1994 was partially offset by net Servicing Hedge gains which aggregated $73.4 million. For Fiscal 1993, total amortization was $151.4 million, or an annual rate of 29% of the average Servicing Assets. This amortization amount was comprised of $101.4 million related to current and projected prepayment rates and $50.0 million resulting from Servicing Hedge gains, in accordance with the Company's accounting policies. Amortization for Fiscal 1993 was offset by Servicing Hedge gains which aggregated $74.1 million.

      The following summarizes the notional amounts of Servicing Hedge transactions.

                                       Long          Long Call
                                                      Options
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


      The long call options purchased by the Company partially protect the value of the investment in servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, as they did toward the end of Fiscal 1994, the value of the servicing rights increases while the value of the options declines. The value (i.e., replacement cost) of the options can decline below the remaining unamortized cost of such options, but the options cannot expose the Company to loss beyond its initial outlay to acquire them. Although the replacement cost of the call options tends to decline when interest rates rise, the options continue to provide protection over their remaining term against a decline in interest rates below the level implied at purchase by their exercise price. Accordingly, the Company amortizes option premiums over the lives of the respective options. Any unamortized premium remaining when an option gain is realized (through exercise or sale) is deducted from such gain. At February 28, 1994, the call options on MBS, which expired from March through September 1994, had an unamortized cost of approximately $19 million and a replacement value of approximately $1 million. At February 28, 1994, the call options on U.S. treasury futures, which expired in September 1994, had an unamortized cost of approximately $21 million and a replacement value of approximately $7 million.

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

  (Dollar amounts in
   thousands)                                   Fiscal 1994
                         Production        Loan           Other
                         Activities    Administration  Activities      Total

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

  (Dollar amounts  in
  thousands)                                    Fiscal 1993
                         Production         Loan           Other
                         Activities    Administration   Activities      Total

  Base Salaries          $  73,114         $ 13,801      $  4,666     $ 91,581

  Incentive Bonus           32,455              145         2,502       35,102

  Payroll  Taxes  and
  Benefits                  10,253            2,470           657       13,380

  Total Salaries  and
  Related Expenses        $115,822         $ 16,416      $  7,825     $140,063

  Average  Number  of
  Employees                  2,024              490           118        2,632


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

      Guarantee fees for Fiscal 1994 increased 96% to $57.6 million from $29.4 million for Fiscal 1993. This increase resulted primarily from an increase in the servicing portfolio.

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

   Profitability of Loan Production and Servicing Activities

      In Fiscal 1994, the Company's pre-tax earnings from its loan production activities (which include loan origination and purchases, warehousing and sales) was $250.1 million. In Fiscal 1993, the Company's comparable pre-tax earnings were $175.8 million. The increase of $74.3 million was primarily attributed to higher loan production. In Fiscal 1994, the Company's pre-tax earnings from its loan servicing activities was $46.6 million as compared to $53.0 million in Fiscal 1993. The additional loan administration revenues derived from a larger portfolio during Fiscal 1994 were more than offset by an increase in amortization of the Servicing Assets, net of gains from the Servicing Hedge, and an increase in Interest Costs Incurred on Payoffs.

INFLATION

      Inflation affects the Company in the areas of loan production and servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates increase, loan production, particularly from loan refinancings, decreases, although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by an improving economy or the anticipation of increasing real estate values. In such periods of reduced loan production, production margins may decline due to increased competition resulting from overcapacity in the market. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down, thereby extending the average life of the Company's servicing portfolio and reducing amortization of the Servicing Assets and Interest Costs Incurred on Payoffs, and because the rate of interest earned from the custodial balances tends to increase. Conversely, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings primarily due to increased amortization of the Servicing Assets, a decreased rate of interest earned from the custodial balances, and increased Interest Costs Incurred on Payoffs.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently relies on commercial paper supported by its revolving credit facility, medium-term note issuances, pre-sale funding facilities, MBS and whole loan reverse-repurchase agreements, subordinated notes and cash flow from operations. In addition, in the past the Company has relied on direct borrowings from its revolving credit facility, servicing-secured bank facilities, privately-placed financings and public offerings of preferred and common stock. See Note D to the Company's Consolidated Financial Statements included herein for more information on the Company's financings.

      Certain of the debt obligations of the Company and CFC contain various provisions that may affect the ability of the Company and CFC to pay dividends and remain in compliance with such obligations. These provisions include requirements concerning net worth, current ratio and other financial covenants. These provisions have not had, and are not expected to have, an adverse impact on the ability of the Company and CFC to pay dividends.

     On September 23, 1994, CFC entered into a new three-year revolving credit agreement with a group of forty commercial banks, replacing the existing mortgage warehouse credit facility. The agreement permits CFC to borrow an aggregate maximum amount of $2.5 billion, less commercial paper backed by the agreement. The amount available under the facility is subject to a borrowing base, which consists of mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The agreement expires on September 19, 1997.

       The Company continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include such methods as mortgage loan sale transactions designed to expand the Company's financial capacity and reduce its cost of capital and the securitization of servicing income cash flows.

      At times, the Company must meet margin requirements to cover changes in the market value of its commitments to sell MBS and of its interest rate swaps. To the extent that aggregate commitment prices are less than the current market prices, the Company must deposit cash or certain government securities or obtain letters of credit. The Company's credit facility provides a means of obtaining such letters of credit to meet these margin requirements. With respect to the interest rate swap agreements, the margin requirements are negotiated with the various counterparties and are generally tied to the credit ratings of CFC and each counterparty.

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


   Cash Flows

      Operating Activities In Fiscal 1995, the Company's operating activities provided cash primarily from the decline in its warehouse of mortgage loans of approximately $815 million, offset by increases in other assets and working capital of $125 million. The Company's operating activities also generated $212 million of positive cash flow. Cash provided by operating activities was principally allocated to the long-term investment in servicing as discussed below under Investing Activities.

      Investing Activities The primary investing activity for which cash was used in Fiscal 1995 was the investment in servicing. Net cash used by investing activities decreased to $717 million for Fiscal 1995 from $765 million for Fiscal 1994. This decrease was primarily from the cash provided by the sale of servicing rights during Fiscal 1995 and lower cash outlay for purchases of property, equipment and leasehold improvements during Fiscal 1995 than in Fiscal 1994, offset somewhat by an increase in purchased servicing rights and capitalized servicing fees receivable of $97 million during Fiscal 1995.

      Financing Activities Net cash used by financing activities amounted to $0.2 billion for Fiscal 1995. Net cash provided by financing activities amounted to $2.0 billion for Fiscal 1994. This change was primarily attributable to the Company's net reduction in borrowings in Fiscal 1995 and net additions to borrowings in Fiscal 1994.

PROSPECTIVE TRENDS

   Applications and Pipeline of Loans in Process

      During Fiscal 1995, the Company received new loan applications at an average daily rate of $141 million and at February 28, 1995, the Company's pipeline of loans in process was $3.6 billion. This compares to a daily application rate in Fiscal 1994 of $282 million and a pipeline of loans in process at February 28, 1994 of $7.6 billion. The decline in the pipeline of loans in process from Fiscal 1994 to Fiscal 1995 was primarily due to a decrease in demand for mortgage loans caused by an increase in mortgage interest rates. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 75% of the pipeline of loans in process has funded. In addition, the Company's Lock N' Shop Pipeline at February 28, 1995 was $2.7 billion and at February 28, 1994 was $1.6 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the extent of price competition in the market, the direction of interest rates, seasonal factors and general economic conditions. For the month ended March 31, 1995, the average daily amount of applications received was $153 million, and at March 31, 1995, the pipeline of loans in process was $3.9 billion and the Lock N' Shop Pipeline was $1.9 billion.

   Market Factors

      Since late 1993, mortgage interest rates have increased. An environment of rising interest rates has resulted in lower production (particularly from refinancings) and greater price competition, which has adversely impacted earnings from loan origination activities and may continue to do so in the future. The Company has taken steps to maintain its productivity and efficiency, particularly in the loan production area, by reducing staff and embarking on a program to reduce production-related and overhead costs. However, there was a time lag between the reduction in income caused by declining production and the reduction in expenses. The Company's production staff declined from approximately 3,900 at February 28, 1994 to approximately 2,400 at February 28, 1995. The Company has reduced its total staffing levels from approximately 4,900 at February 28, 1994 to approximately 3,600 at February 28, 1995. However, the rising interest rates enhanced earnings from the Company's loan servicing portfolio as amortization of the Servicing Assets and Interest Costs Incurred on Payoffs decreased from levels experienced during the prior periods of declining interest rates, and the rate of interest earned from the custodial balances associated with the Company's servicing portfolio increased. The Company has further increased the size of its servicing portfolio, thereby increasing its servicing revenue base, by acquiring servicing contracts through bulk purchases. During Fiscal 1995, the Company purchased such servicing contracts with principal balances amounting to $17.6 billion.

      The Company's primary competitors are commercial banks and savings and loans and mortgage banking subsidiaries of diversified companies, as well as other mortgage bankers. Particularly in California, savings and loans and other portfolio lenders are competing with the Company by offering aggressively priced adjustable-rate mortgage products which have grown in popularity with the rise in interest rates. Generally, the Company has experienced significant price competition among mortgage lenders which has resulted in downward pressure on loan production earnings.

      Some regions in which the Company operates, particularly some regions of California, have been experiencing slower economic growth, and real estate financing activity in these regions has been negatively impacted. As a result, home lending activity for single- (one-to-four) family residences in these regions may also have experienced slower growth. There can be no assurance that the Company's operations and results will not continue to be negatively impacted by such adverse economic conditions. The Company's California mortgage loan production (measured by principal balance) constituted 31% of its total production during Fiscal 1995, down from 46% for Fiscal 1994. The decline in the percentage of California loan production was due to the Company's continuing effort to expand its production capacity outside of California and the aggressively priced adjustable-rate mortgage products offered by the Company's competitors in the state. Since California's mortgage loan production constituted a significant portion of the Company's production during Fiscal 1995, there can be no assurance that the Company's operations will not continue to be adversely affected to the extent California continues to experience slower or negative economic growth resulting in decreased residential real estate lending activity or market factors further impact the Company's competitive position in the state.

      Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. Accordingly, any increase in foreclosure activity should not result in significant foreclosure losses to the Company. However, the Company's expenses may be increased somewhat as a result of the additional staff efforts required to foreclose on a loan. Similarly, government loans serviced by the Company (22% of the Company's servicing portfolio at February 28, 1995) are insured or partially guaranteed against loss by the Federal Housing Administration or the Veterans Administration. In the Company's view, the limited unreimbursed costs that may be incurred by the Company on government foreclosed loans are not material to the Company's consolidated financial statements.

   Servicing Hedge

      As previously discussed, the Company realized no gains and recorded amortization of Servicing Hedge option premiums amounting to $40.0 million during Fiscal 1995. In addition, the Company decided to replace its prior Servicing Hedge with a new hedge, which the Company believed would be more cost effective. As a result, the Company recorded an additional write-down of $25.6 million during Fiscal 1995, representing the unamortized costs of the prior Servicing Hedge. At February 28, 1995, the carrying value of interest rate floor contracts and P/O securities included in the Servicing Hedge was approximately $16 million and $42 million, respectively. There can be no assurance the Company's Servicing Hedge will generate gains in the future.

   Federal Legislation

      In August 1993, a one percent increase in the corporate federal tax rate was enacted. However, the Company has been diversifying its business activities outside California, a state which has a corporate tax rate that is higher than the average tax rate among the states in which the Company does business. This diversification serves to reduce the Company's average tax rate which offsets the enacted increase in the federal tax rate.

   Implementation of New Accounting Standards

       Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, was issued in May 1993. Implementation of this standard, which is required for the Company's fiscal year beginning March 1, 1995, is not expected to have a material effect on the Company's financial statements.

       In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights. This Statement, among other provisions, requires the recognition of originated mortgage servicing rights ("OMSRs"), as well as purchased mortgage servicing rights ("PMSRs"), as assets by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. Presently, the cost of OMSRs is included with the cost of the related loans and written off against income when the loans are sold, while the cost of PMSRs is recorded as an asset. Also under the new
Statement, all capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. In measuring impairment, the carrying amount must be stratified based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for an individual stratum. Under current accounting requirements, the impairment evaluation may be made using either discounted or undiscounted cash flows. No uniform required level of disaggregation is specified. The Company uses a disaggregated, undiscounted method.

      The Statement is effective prospectively in fiscal years beginning after December 15, 1995, with earlier application encouraged. The Company plans to adopt the Statement in the first quarter of its fiscal year ending February 29, 1996. The actual effect of implementing this new Statement on the Company's financial position and results of operations will depend on factors determined as of the end of a reporting period, including the amount and mix of originated and purchased production, the level of interest rates and market estimates of future prepayment rates. Accordingly, the Company cannot determine at this time the impact on its future earnings of applying the new methodologies of recording all mortgage servicing rights as assets, of calculating impairment and of applying the other provisions of the Statement.

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

 3.3* Bylaws of Countrywide Credit Industries, Inc., as amended and restated (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-
             K dated February 10, 1988).

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

 4.8* Indenture dated as of January 15, 1988 between the Company and The Chase Manhattan Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's registration statement on Form S-3 (File No. 33-19708) filed with the SEC on January 26, 1988).

 4.9* Form of Medium-Term Notes, Series B (floating-rate) of the Company (incorporated by reference to
             Exhibit 4.3 to the Company's registration statement on Form S-3 (File No. 33-29941) filed with the SEC on July 13, 1989).

 4.10* Form of Medium-Term Notes, Series B (fixed-rate) of the Company (incorporated by reference to Exhibit
             4.2 to the Company's registration statement on Form S-3 (File No. 33-29941) filed with the SEC on July 13, 1989).

 4.11* Form of Medium-Term Notes, Series A (fixed-rate) of CFC (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3 (File Nos. 33-44194 and 33-44194-1) filed with the SEC on November 27, 1991).

 4.12* Form of Medium-Term Notes, Series A (floating-rate) of CFC (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3 (File Nos. 33-44194 and 33-44194-1) filed with the SEC on November 27, 1991).

 4.13* Form of Medium-Term Notes, Series B (fixed-rate) of CFC (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3 (File No. 33-51816) filed with the SEC on September 9, 1992).

 4.14* Form of Medium-Term Notes, Series B (floating-rate) of CFC (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3 (File No. 33-51816) filed with the SEC on September 9, 1992).

 4.15* Countrywide Credit Industries, Inc. Dividend Reinvestment Plan dated October 30, 1992 (incorporated by reference to the Company's registration statement on Form S-3 (File No. 33-53048) filed with the SEC on October 9, 1992).

 4.16* Form of Medium-Term Notes, Series C (fixed-rate) of CFC (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-3 of CFC and the Company (File Nos. 33-50661 and 33-50661-01)
             filed with the SEC on October 19, 1993).

 4.17* Form of Medium-Term Notes, Series C (floating-rate) of CFC (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of CFC and the Company (File Nos. 33-50661 and 33-50661-
             01) filed with the SEC on October 19, 1993).

 4.18* Indenture dated as of January 1, 1992 among CFC, the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of CFC and the Company (File Nos. 33-50661 and 33-50661-01) filed with the SEC on October 19, 1993).

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

 10.4* Revolving Credit Agreement dated as of September 23, 1994 by and among CFC, the First National Bank of Chicago, Bankers Trust Company and the Lenders Party Thereto (incorporated by reference to Exhibit
             10.1 to the Company's Quarterly Report on Form 10-Q dated November 30, 1994).

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

+10.8* 1986 Non-Qualified Stock Option Plan as amended (incorporated by reference to Exhibit 10.11 to Post-
             Effective   Amendment  No.  2  to   the   Company's
             registration  statement on Form S-8 (File  No.  33-
             9231) filed with the SEC on December 20, 1988).

+10.9* 1985 Non-Qualified Stock Option Plan as amended (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-
             9231) filed with the SEC on December 20, 1988).

+10.10* 1984 Non-Qualified Stock Option Plan as amended (incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-
             9231) filed with the SEC on December 20, 1988).

+10.11* 1982 Incentive Stock Option Plan as amended (incorporated by reference to Exhibits 10.2 - 10.5 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-
             9231) filed with the SEC on December 20, 1988).

+10.12* Amended and Restated Stock Option Financing Plan (incorporated by reference to Exhibit 10.12 to Post-
             Effective   Amendment  No.  2  to   the   Company's
             registration  statement on Form S-8 (File  No.  33-
             9231) filed with the SEC on December 20, 1988).

 10.13* 1994 Amended and Extended Management Agreement, dated as of May 15, 1994, between CWM Mortgage Holdings, Inc. ("CWM") and Countrywide Asset Management Corporation (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated May 31, 1994).

 10.14* 1987 Amended and Restated Servicing Agreement, dated as of May 15,1987, between CWM and CFC (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K dated February 28, 1990).

 10.15* 1994 Amended and Restated Loan Purchase and Administrative Services Agreement, dated as of May 15, 1994, between CWM and CFC (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q dated May 31, 1994).

+10.19* 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on
             Form 10-K dated February 29, 1992).

+10.19.1*    First  Amendment  to  the 1991  Stock  Option  Plan
             (incorporated by reference to Exhibit 10.19.1 to the Company's Annual Report on Form 10-K dated
             February 28, 1993).

+10.19.2*    Second  Amendment  to the 1991  Stock  Option  Plan
             (incorporated by reference to Exhibit 10.19.2 to the Company's Annual Report on Form 10-K dated
             February 28, 1993).

+10.19.3*    Third  Amendment  to  the 1991  Stock  Option  Plan
             (incorporated by reference to Exhibit 10.19.3 to the Company's Annual Report on Form 10-K dated
             February 28, 1993).

+10.19.4*    Fourth  Amendment  to the 1991  Stock  Option  Plan
             (incorporated by reference to Exhibit 10.19.4 to the Company's Annual Report on Form 10-K dated
             February 28, 1993).

+10.19.5     Fifth Amendment to the 1991 Stock Option Plan.

+10.20*      1992  Stock  Option Plan dated as of  December  22,
             1992  (incorporated by reference to Exhibit 10.19.5
             to   the Company's Annual Report on Form 10-K dated
             February 28, 1993).

+10.21* 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 31, 1993).

+10.21.1     First Amendment to the 1993 Stock Option Plan.

 10.23* Purchase and Sale Agreement and Joint Escrow Instructions dated March 25, 1992, between Resolution Trust Company and CFC and the First Addendum to Purchase and Sale Agreement and Joint Escrow Instructions dated March 25, 1993 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K dated February 28, 1993).

 10.24* Contract of Sale dated June 22, 1993, between the Franklin Life Insurance Company and the Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q dated August 31, 1993).

+10.26*      Supplemental  Executive Retirement  Plan  effective
             March 1, 1994 (incorporated by reference to Exhibit
             10.2 to the Company's Quarterly Report on Form 10-Q dated May 31, 1994).

+10.27* Split-Dollar Life Insurance Agreement (incorporated by reference to Exhibit 10.3 to the Company's
             Quarterly Report on Form 10-Q dated May 31, 1994).

+10.27.1*    Split-Dollar Collateral Assignment (incorporated by
             reference   to   Exhibit  10.4  to  the   Company's
             Quarterly Report on Form 10-Q dated May 31, 1994).

 11.1        Statement  Regarding Computation  of  Earnings  Per
             Share.

 12.1        Computation  of  the  Ratio of  Earnings  to  Fixed
             Charges.

 12.2        Computation of the Ratio of Earnings to  Net  Fixed
             Charges.

 22.1        List of subsidiaries.

 24.1        Consent of Grant Thornton LLP.

*Incorporated by reference.
+Constitutes a management contract or
 compensatory plan or arrangement.

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COUNTRYWIDE CREDIT INDUSTRIES, INC.


                               By    /s/ DAVID S. LOEB
                               :
                                   David S. Loeb, Chairman and President

Dated:  May 23, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           Signatures                   Title                Date


                               President, Chairman  of
                               the  Board of Directors
                               and Director (Principal
        /s/ DAVID S. LOEB      Executive Officer)        May 23, 1995
          David S. Loeb


                               Executive Vice
      /s/ ANGELO R. MOZILO     President and Director    May 23, 1995
        Angelo R. Mozilo


                               Senior Managing
                               Director and Chief
     /s/ STANFORD L. KURLAND   Operating Officer         May 23, 1995
       Stanford L. Kurland


                               Managing Director;
                               Chief Financial Officer
                               and Chief Accounting
                               Officer(Principal
                               Financial Officer and
                               Principal Accounting
      /s/ CARLOS M. GARCIA     Officer)                  May 23, 1995
        Carlos M. Garcia


      /s/ ROBERT J. DONATO     Director                  May 23, 1995
        Robert J. Donato


         /s/ BEN M. ENIS       Director                  May 23, 1995
           Ben M. Enis


        /s/ EDWIN HELLER       Director                  May 23, 1995
          Edwin Heller


      /s/ HARLEY W. SNYDER     Director                  May 23, 1995
        Harley W. Snyder

                                  EXHIBIT 22.1


                       COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                  SUBSIDIARIES



  Countrywide Funding Corporation                           New York
  Continental Mobile Home Brokerage Corporation             California
  Countrywide Agency of  Ohio, Inc.                         Ohio
  Countrywide Agency of Texas, Inc.                         Texas
  Countrywide Agency, Inc.                                  New York
  Countrywide Asset Management Corporation                  Delaware
  Countrywide Capital Markets, Inc.                         California
  Countrywide Securities Corporation                        California
  Countrywide Servicing Exchange                            California
  Countrywide Financial Services Corporation                California
  Countrywide Financial Planning Services, Inc.             California
  Countrywide Investments, Inc.                             Delaware
  Countrywide GP, Inc.                                      Nevada
  Countrywide Lending Corporation                           California
  Countrywide LP, Inc.                                      Nevada
  Countrywide Mortgage Pass Through Corporation             Delaware
  Countrywide Partners Corporation                          Delaware
  Countrywide Partnership Investments, Inc.                 California
  Countrywide Parks I, Inc.                                 California
  Countrywide Parks V, Inc.                                 California
  Countrywide Parks VI, Inc.                                California
  Countrywide Parks VII, Inc.                               California
  Countrywide Parks VIII, Inc.                              California
  Countrywide Tax Services Corporation                      California
  CTC Foreclosure Services Corporation                      California
  CWMBS, Inc.                                               Delaware
  Independent National Mortgage Corporation                 Delaware
  LandSafe, Inc.                                            Delaware
  LandSafe Finance, Inc.                                    California
  LandSafe Title Agency, Inc.                               California
  LandSafe Title of Florida, Inc.                           Florida
  LandSafe Title of Texas, Inc.                             Texas
  LandTrack Data Services, Inc.                             California
  Residential Mortgage Source of America, Inc.              California
  The Countrywide Foundation                                California

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                           For Inclusion in Form 10-K
                            Annual Report Filed with
                       Securities and Exchange Commission

                                February 28, 1995

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                February 28, 1995




                                                           Page
Report of Independent Certified Public Accountants         F-3
Financial Statements
  Consolidated Balance Sheets                              F-4
  Consolidated Statements of Earnings                      F-5
  Consolidated Statement of Common Shareholders' Equity    F-6
  Consolidated Statements of Cash Flows                    F-7
  Notes to Consolidated Financial Statements               F-8


Schedules
  Schedule I - Condensed Financial Information of          F-31
Registrant
  Schedule II - Valuation and Qualifying Accounts          F-34


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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Shareholders
Countrywide Credit Industries, Inc.


We have audited the accompanying consolidated balance sheets of Countrywide Credit Industries, Inc. and Subsidiaries as of February 28, 1995 and 1994, and the related consolidated statements of earnings, common shareholders' equity, and cash flows for each of the three years in the period ended February 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Countrywide Credit Industries, Inc. and Subsidiaries as of February 28, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 28, 1995, in conformity with generally accepted accounting principles.

We also have audited Schedules I and II for each of the three years in the period ended February 28, 1995. In our opinion, such schedules present fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP

Los Angeles, California
April 18, 1995

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  February 28,
              (Dollar amounts in thousands, except per share data)



             A S S E T S
                                            1995            1994

Cash                                    $     17,624       $    4,034
Receivables for mortgage loans shipped     1,174,648        1,970,431
Mortgage loans held for sale               1,724,177        1,743,830
Other receivables                            476,754          349,770
Property, equipment and leasehold
improvements, at cost - net of
 accumulated depreciation and
 amortization                                145,612          145,625
Capitalized servicing fees receivable        464,268          289,541
Purchased servicing rights                 1,332,629          836,475
Other assets                                 243,950          245,815
   Total assets                           $5,579,662       $5,585,521

Borrower and investor custodial
accounts (segregated in special
accounts - excluded from corporate
assets)                                   $1,063,676       $1,366,643

 LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                             $3,963,091       $3,859,227
Drafts payable issued in connection
with mortgage loan closings                  200,221          449,814
Accounts payable and accrued
liabilities                                  105,097           87,818
Deferred income taxes                        368,695          308,525
   Total liabilities                       4,637,104        4,705,384

Commitments and contingencies
                                             -                -

Shareholders' equity
Preferred stock - authorized,
1,500,000 shares of $0.05 par
value;issued and outstanding, none           -                -

Common stock - authorized, 240,000,000
shares of $0.05 par value;
issued and outstanding, 91,370,364
shares in 1995 and 91,063,751 shares
in 1994                                        4,568            4,553
Additional paid-in capital                   608,289          606,031
Retained earnings                            329,701          269,553
   Total shareholders' equity                942,558          880,137
   Total liabilities and
    shareholders' equity                  $5,579,662       $5,585,521


Borrower and investor custodial
accounts                                  $1,063,676       $1,366,643





        The accompanying notes are an integral part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                             Year ended February 28,
              (Dollar amounts in thousands, except per share data)



                                    1995         1994          1993
Revenues
 Loan origination fees            $203,426      $379,533     $241,584
 Gain (loss) on sale of loans,
 net of commitment fees            (41,342)       88,212       67,537
  Loan production revenue          162,084       467,745      309,121

 Interest earned                   343,138       376,225      211,542
 Interest charges                 (267,685)     (275,906)    (148,765)
  Net interest income               75,453       100,319       62,777

 Loan servicing income             428,994       307,477      177,291
 Less amortization of servicing
 assets                            (95,768)     (242,177)    (151,362)
 Add (less) servicing hedge
 benefit (expense)                 (40,030)       73,400       74,075
 Less write-off of servicing
 hedge                             (25,600)          -            -
  Net loan administration
  income                           267,596       138,700      100,004

 Gain on sale of servicing          56,880           -            -
 Commissions, fees and other
 income                             40,650        48,816       33,656
     Total revenues                602,663       755,580      505,558

Expenses
 Salaries and related expenses     199,061       227,702      140,063
 Occupancy and other office
 expenses                          102,193       101,691       64,762
 Guarantee fees                     85,831        57,576       29,410
 Marketing expenses                 23,217        26,030       12,974
 Branch and administrative
 office consolidation costs          8,000           -            -
 Other operating expenses           37,016        43,481       24,894
     Total expenses                455,318       456,480      272,103

Earnings before income taxes       147,345       299,100      233,455
 Provision for income taxes         58,938       119,640       93,382

 NET EARNINGS                      $88,407      $179,460     $140,073

Earnings per share
 Primary                             $0.96         $1.97        $1.65
 Fully diluted                       $0.96         $1.94        $1.52








        The accompanying notes are an integral part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                       Three years ended February 28, 1995
                          (Dollar amounts in thousands)




                                                 Additional
                           Number      Common     Paid-in      Retained
                          of Shares     Stock     Capital      Earnings     Total
Balance at March 1,
1992                     50,474,619    $2,523      $462,465    $ 93,629    $558,617
Cash dividends paid -
preferred                -             -         -              (3,482)      (3,482)
Cash dividends paid -
common                   -             -         -             (20,090)     (20,090)
Stock options exercised     471,288    24             2,252    -              2,276
Tax benefit of stock
 options exercised       -             -              2,808    -              2,808
Conversion of preferred
 stock for common stock   1,964,794    98            11,633    -             11,731
Dividend reinvestment
plan                          1,571    -                 38    -               38
401(k) Plan
contribution                 39,716    2              1,141    -              1,143
Settlement of three-for-
two stock split              65,688    4               (13)    -                (9)
Net earnings for the
year                     -             -         -              140,073     140,073
Effect of 5% stock
dividend effective                                                        -
subsequent to year end    2,650,884    133           93,311    (93,444)

Balance at February 28,
1993                     55,668,560    2,784        573,635     116,686     693,105
Cash dividends paid -
preferred                -             -         -               (732)         (732)
Cash dividends paid -
common                   -             -         -             (24,389)     (24,389)
Stock options exercised     452,522    22             3,338    -              3,360
Tax benefit of stock                                           -
options exercised        -             -              2,495                   2,495

Conversion of preferred                                        -
stock for common stock    4,511,283    225           25,575                  25,800
Dividend reinvestment
plan                          1,994    -                 55    -               55
401(k) Plan
contribution                 33,637    2              1,005    -              1,007
Settlement of 5% stock
dividend                     41,171    2              1,446     (1,472)        (24)
Net earnings for the
year                     -             -          -             179,460     179,460
Effect of three-for-two
stock split effective
subsequent to year end   30,354,584    1,518        (1,518)    -                  -

Balance at February 28,
1994                     91,063,751    4,553        606,031     269,553     880,137
Cash dividends paid -
common                   -             -         -             (28,259)     (28,259)
Stock options exercised     283,147    14             1,584    -              1,598
Tax benefit of stock                                           -
options exercised        -             -                697                    697
Dividend reinvestment                                          -
plan                     -             -               (14)                    (14)
Settlement of three-for-                                       -
two stock split              23,466    1                (9)                    (8)
Net earnings for the
year                     -             -         -               88,407      88,407

Balance at February 28,
1995                     91,370,364    $4,568      $608,289    $329,701    $942,558

         The accompanying notes are an integral part of this statement.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                             Year ended February 28,
                          (Dollar amounts in thousands)

                                        1995           1994            1993
Cash flows from operating
activities:
 Net earnings                       $    88,407    $   179,460     $   140,073

Adjustments to reconcile net
earnings to net cash provided
(used) by operating activities:
  Amortization of purchased
   servicing rights                      92,897        141,321         119,878
  Amortization of capitalized
   servicing fees receivable              2,871        100,856          31,484
  Depreciation and other
   amortization                          26,050         15,737           8,746
  Deferred income taxes                  58,938        119,640          93,382
  Gain on bulk sale of servicing
   rights                               (56,880)   -                  -

  Origination and purchase of
   loans held for sale              (27,866,170)   (52,458,879)    (32,387,774)
  Principal repayments and sale of
   loans                             28,681,606     51,060,915      31,725,953
   Decrease (increase) in mortgage
    loans shipped and held for
    sale                                815,436     (1,397,964)       (661,821)

  Increase in other receivables
   and other assets                    (142,241)      (407,080)        (28,700)
  Increase in accounts payable and
   accrued liabilities                   17,279         30,221          16,462
   Net cash provided (used) by
    operating activities                902,757     (1,217,809)       (280,496)

Cash flows from investing
activities:
 Additions to purchased servicing
  rights                               (589,051)      (521,326)       (280,459)
 Additions to capitalized
  servicing fees receivable            (207,663)      (178,611)       (148,248)
 Purchase of property, equipment
  and leasehold improvements - net      (21,414)       (64,660)        (49,401)
 Proceeds from bulk sale of
  servicing rights                      100,676    -                  -
 Proceeds from sale of finance
  receivables                       -              -                   111,897
 Finance receivables originations   -              -                      (425)
 Principal repayments on  finance
  receivables                       -              -                     4,254
   Net cash used by investing
    activities                         (717,452)      (764,597)       (362,382)

Cash flows from financing
activities:

 Net (decrease) increase in
  warehouse debt and other short-
  term borrowings                      (451,915)     1,477,593         526,820
 Issuance of long-term debt             399,205        576,718         462,000
 Repayment of long-term debt            (93,019)       (59,721)       (103,723)
 Issuance of common stock                 2,273          4,398           3,448
 Cash dividends paid                    (28,259)       (25,121)        (23,572)
 Net decrease in thrift investment
 accounts                           -              -                  (224,036)
   Net cash (used) provided by
   financing activities                (171,715)     1,973,867         640,937
Net increase (decrease) in cash          13,590         (8,539)         (1,941)
Cash at beginning of period               4,034         12,573          14,514
Cash at end of period               $    17,624    $     4,034       $  12,573

Supplemental cash flow
information:
 Cash used to pay interest               $          $  277,518     $   143,106
                                    262,858
 Cash (refunded from) used to pay
income taxes                        ($841)         ($    1,823)    $     4,567
 Noncash financing activities -
conversion of preferred stock       $-              $   25,800     $    11,731

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

1.   Principles of Consolidation

  The consolidated financial statements include the accounts of the parent and
all   wholly-owned  subsidiaries.   All  material  intercompany  accounts  and
transactions have been eliminated.

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

5.   Capitalized Servicing Fees Receivable

  The Company sells substantially all of the mortgage loans it produces and retains the servicing rights thereto. These servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balance of the mortgage loans and the related contractual service fee. The sales price of the loans, which is generally at or near par, and the resulting gain or loss on sale are adjusted to provide for the recognition of a normal service fee rate over the estimated lives of the serviced loans. The amount of the adjustment approximates the amount that investors were willing to pay for the excess servicing fees at the time of the loan sale. The adjustment results in a receivable that is expected to be realized through receipt of the excess service fee over time.

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

7.   Servicing Portfolio Hedge

  The Company acquires financial instruments, including derivative contracts, that increase in value when interest rates decline ("Servicing Hedge"). These financial instruments include call options on U.S. treasury futures and mortgage-backed securities ("MBS"), interest rate floors and certain tranches of collateralized mortgage obligations ("CMOs"). The Servicing Hedge partially protects the value of the capitalized servicing fees receivable and purchased servicing rights ("Servicing Assets") from the effects of increased prepayment activity. The value of the interest rate floors and call options is derived from an underlying instrument or index. The notional or contractual amount is not recognized in the balance sheet. The cost of the interest rate floors and call options is charged to expense (and included in net loan administration income) over the contractual life of the contract. Unamortized costs are included in Other Assets in the balance sheet. Realized gains from the Servicing Hedge are recognized first as an offset to the "Incremental Amortization" of the Servicing Assets (i.e., amortization due to impairment caused by increased projected prepayment speeds). To the extent the Servicing Hedge generates gains in excess of Incremental Amortization, the Company reduces the carrying amount of the Servicing Assets by such excess through additional amortization. The Company recognized $65 million in net expense (including a write-off of the Servicing Hedge amounting to $26 million) and $73 million as an offset to incremental amortization for the years ended February 28, 1995 and 1994, respectively. The Company measures the effectiveness of its Servicing Hedge by computing the correlation under a variety of interest rate scenarios between the present value of servicing cash flows and the value of the Servicing Hedge instruments.

8. Amortization of Purchased Servicing Rights and Capitalized Servicing Fees Receivable

  Amortization of each year's purchased servicing rights is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from each year's purchased servicing rights. The Company evaluates the recoverability of each year's purchased servicing rights separately by type of loan and interest rate stratum. This level of disaggregation results in pools of loans which have homogeneous credit and prepayment risk characteristics. The Company records any additional amortization necessary to adjust the carrying value of each such stratum's purchased servicing portfolio to its net realizable value. Amortization of capitalized servicing fees receivable is based on the decline during the period in the present value of the projected excess servicing fees using the same discount rate as that which is implied by the price that investors were willing to pay for the excess servicing fees at the time of the loan sale. Projected net servicing income and excess servicing fees are in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

9.   Deferred Commitment Fees

 Deferred commitment fees, included in Other Assets, primarily consist of fees paid to permanent investors to ensure the ultimate sale of loans and put and call option fees paid for the option of selling or buying MBS. Fees paid to permanent investors are recognized as an adjustment to the sales price when the loans are shipped to permanent investors or charged to expense when it becomes evident the commitment will not be used. Put and call option fees are amortized over the life of the option to reflect the decline in its time value. Any unamortized option fees are charged to income when the related option is exercised.

10.  Investment Securities

  The Company has designated its investments in certain tranches of CMOs as available for sale. Those securities are reported at fair value, with any net material unrealized gains and losses included in equity. Unrealized losses that are other than temporary are recognized in earnings.

11.   Loan Origination Fees

  Loan origination fees and discount points are recorded as an adjustment of the cost of the loan and are included in loan production revenue when the loan is sold.

12.   Interest Rate Swap Agreements

  The differential to be received or paid under the agreements is accrued and is recognized as an adjustment to net interest income. The related amount payable to or receivable from counterparties is included in Accounts Payable and Accrued Liabilities.

13.   Sale of Servicing Rights

  The Company recognizes gain or loss on the sale of servicing rights when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies.

14.   Income Taxes

  Effective March 1, 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes. The adoption of SFAS 109 changes the Company's method of accounting from the deferred method to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of other assets and liabilities. Adoption of SFAS 109 did not result in a material adjustment to previously recorded deferred income tax liabilities.

15.   Earnings Per Share

  Primary earnings per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the respective periods after giving retroactive effect to stock dividends and stock splits. Fully diluted earnings per share is based on the assumption that all dilutive convertible preferred stock and stock options were converted at the beginning of the reporting period. The computations assume that net earnings have been adjusted for the dividends on the convertible preferred stock.

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  The weighted average shares outstanding for computing primary and fully diluted earnings per share were 92,087,000 and 92,216,000 respectively, for the year ended February 28, 1995; 90,501,000 and 92,445,000, respectively, for the year ended February 28, 1994 and 82,514,000 and 92,214,000, respectively, for the year ended February 28, 1993.

16.   Financial Statement Reclassifications and Restatement

  Certain amounts reflected in the Consolidated Financial Statements for the years ended February 28, 1994 and 1993 have been reclassified to conform to the presentation for the year ended February 28, 1995.

  On July 17, 1992, a 3-for-2 split of the Company's $0.05 par value common stock was accomplished. On April 23, 1993, a 5% stock dividend was paid. On May 3, 1994, the Company's $0.05 par value common stock was split 3 for 2. All references in the accompanying consolidated balance sheets, consolidated statements of earnings and notes to consolidated financial statements to the number of common shares and share amounts have been restated to reflect the stock splits and the stock dividend.

NOTE B - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

 Property, equipment and leasehold improvements consisted of the following.

                                           February 28,
 (Dollar amounts in thousands)            1995         1994
 Buildings                              $ 36,983     $ 35,305
 Office equipment                        116,661       95,976
 Leasehold improvements                   25,729       23,656
 Mobile homes                              3,751        8,829
                                         183,124      163,766
 Less: accumulated depreciation and
 amortization                            (55,848)     (41,823)
                                         127,276      121,943
 Land                                     18,336       23,682
                                        $145,612     $145,625

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE C - CAPITALIZED SERVICING FEES RECEIVABLE AND PURCHASED SERVICING
        RIGHTS

  The components of capitalized servicing fees receivable and purchased servicing rights are as follows.

                                          February 28,
 (Dollar amounts in
 thousands)                    1995           1994         1993
 Capitalized Servicing
   Fees Receivable
 Balance at beginning
   of period                $  289,541     $211,785     $ 95,021
   Additions                   207,663      178,612      148,248
   Sale of servicing           (30,065)        -             -
   Amortization
     Scheduled                  (2,871)     (32,970)     (21,333)
     Unscheduled                 -          (67,886)     (10,151)

 Balance at end of period   $  464,268     $289,541     $211,785

 Purchased Servicing
   Rights
 Balance at beginning
   of period                $  836,475     $456,470     $295,889
   Additions                   589,051      521,326      280,459
   Amortization
     Scheduled                 (92,897)    (108,822)     (55,511)
     Unscheduled                 -          (32,499)     (64,367)

 Balance at end of period   $1,332,629     $836,475     $456,470



NOTE D - NOTES PAYABLE

 Notes payable consisted of the following.

                                             February 28,
 (Dollar amounts in thousands)            1995          1994
 Commercial paper                       $2,122,348    $2,194,543
 Medium-term notes, Series A, B and
   C,net of discounts                    1,393,900     1,088,550
 Reverse-repurchase agreements             245,212       312,129
 Pre-sale funding facilities               -              63,210
 Subordinated notes                        200,000       200,000
 Other notes payable (2.40%-2.90%)           1,631           795
                                        $3,963,091    $3,859,227

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE D - NOTES PAYABLE  (Continued)

Revolving Credit Facility and Commercial Paper

  As of February 28, 1995, Countrywide Funding Corporation ("CFC"), the Company's mortgage banking subsidiary, had an unsecured credit agreement (revolving credit facility) with forty-two commercial banks permitting CFC to borrow an aggregate maximum amount of $2.5 billion, less commercial paper backed by the agreement. The amount available under the facility is subject to a borrowing base, which consists of mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CFC. The interest rate on direct borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. This interest rate varies depending on CFC's credit ratings. The weighted average borrowing rate on direct borrowings and commercial paper borrowings for the year ended February 28, 1995, including the effect of the interest rate swap agreements discussed in Note F, was 4.69%. The weighted average borrowing rate on commercial paper outstanding as of February 28, 1995 was 5.94%. Under certain circumstances, including the failure to maintain specified minimum credit ratings, borrowings under the revolving credit facility and commercial paper may become secured by mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The revolving credit facility expires on September 19, 1997.

Medium-Term Notes

  As of February 28, 1995, outstanding medium-term notes issued by the parent and CFC under various shelf registrations filed with the Securities and Exchange Commission were as follows.

    (Dollar
 amounts in
 thousands)

               Outstanding Balance       Interest Rate     Maturity Date
          Floating-
            Rate   Fixed-Rate    Total     From     To       From       To
 Parent
 Series A  $     -   $   10,600  $   10,600   10.60%   10.60%  Jun 1995    Aug 1995

 CFC
 Series A     5,000     424,800     429,800   6.10%    8.79%   Mar 1995    Mar 2002

 Series B    11,000     469,000     480,000   5.11%    6.98%   Mar 1996    Aug 2005

 Series C   278,000     195,500     473,500   6.31%    8.43%   Dec 1997    Mar 2004
 Subtotal  $294,000  $1,089,300  $1,383,300

 Total     $294,000  $1,099,900  $1,393,900

  As of February 28, 1995, all of the outstanding fixed-rate notes of CFC had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on CFC's medium-term note borrowings for the year ended February 28, 1995, including the effect of the interest rate swap agreements, was 5.54%. As of February 28, 1995, $26.5
million   was  available  for  future  issuance  under  the  Series  C   shelf
registration.

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE D - NOTES PAYABLE  (Continued)

Reverse-Repurchase Agreements

  As of February 28, 1995, the Company had entered into short-term financing arrangements to sell MBS and whole loans under agreements to repurchase. The weighted average borrowing rate for the year ended February 28, 1995, was 4.63%. The weighted average borrowing rate on reverse-repurchase agreements outstanding as of February 28, 1995 was 6.01%. The reverse-repurchase agreements were collateralized by either MBS or whole loans. All MBS and whole loans underlying reverse-repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical MBS or whole loans.

Pre-Sale Funding Facilities

  As of February 28, 1995, CFC had a $500 million revolving credit facility ("As Soon as Pooled Agreement") with the Federal National Mortgage Association ("Fannie Mae"). The credit facility is secured by conforming mortgage loans which are in the process of being pooled into Fannie Mae MBS. Interest rates are based on LIBOR and/or federal funds. The weighted average borrowing rate for the year ended February 28, 1995, was 5.03%. This facility is committed through July 20, 1995, subject to CFC's compliance with certain financial and operational covenants. As of February 28, 1995, the Company had no outstanding borrowings under this facility.

  As of February 28, 1995, CFC had an uncommitted revolving credit facility ("Pre-sale Funding Facility") with an affiliate of an investment banking firm. The credit facility is secured by conforming mortgage loans which are in the process of being pooled into MBS. Interest rates are based on LIBOR. The weighted average borrowing rate for the year ended February 28, 1995, was 6.03%. As of February 28, 1995, the Company had no outstanding borrowings under this facility.

  As of February 28, 1995, CFC had an uncommitted revolving credit facility ("Early Funding Agreement") with the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The credit facility is secured by conforming mortgage loans which are in the process of being pooled into Freddie Mac participation certificates. Interest rates under the agreement are based on the prevailing rates for MBS reverse-repurchase agreements. The weighted average borrowing rate for the year ended February 28, 1995 was 3.91%. As of February 28, 1995, the Company had no outstanding borrowings under this facility.

Subordinated Notes

 The 8.25% subordinated notes are due July 15, 2002. Interest is payable semi-annually on each January 15 and July 15. The subordinated notes are not redeemable prior to maturity and are not subject to any sinking fund.

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE D - NOTES PAYABLE  (Continued)

Maturities of notes payable are as follows.

             Year ending February        (Dollar amounts
                    28(29),               in thousands)

                     1996                  $2,463,785
                     1997                     114,006
                     1998                     180,300
                     1999                     102,000
                     2000                     228,000
                  Thereafter                  875,000
                                           $3,963,091


NOTE E - INCOME TAXES

 Components of the provision for income taxes consisted of the following.

                                  Year ended February 28,
    (Dollar amounts
     in thousands)                  1995       1994       1993

    Federal expense - deferred     $48,680   $ 99,074    $71,152
    State expense - deferred        10,258     20,566     22,230

                                   $58,938   $119,640    $93,382


 The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate reflected in the consolidated statements of earnings.

                                          Year ended February 28,
                                          1995     1994    1993

    Statutory federal income tax rate    35.0%    35.0%   34.0%
    State income and franchise taxes      5.0      5.0     6.4
    Tax rate differential on reversing
     timing differences                   -        -       (.4)
           Effective income tax rate     40.0%    40.0%   40.0%


      In August 1993, legislation was enacted that implemented a one percent increase in the corporate federal tax rate. As a result, the Company increased its deferred federal tax liability in the amount of approximately $5 million. Also, the Company has diversified its business activities outside California, a state that has a corporate tax rate that is higher than the average tax rate among the states in which the Company does business. This diversification reduced the Company's effective state tax rate by approximately one percent, and therefore its deferred state tax liability was decreased by approximately $5 million. Consequently, the Company's total deferred tax liability and combined tax rate did not change materially as a result of these two events.

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE E - INCOME TAXES (Continued)

  The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below.

                                        Year ended February 28,
    (Dollar amounts in thousands)          1995        1994

    Deferred income tax assets:
     Federal net operating losses       $111,455      $68,240
         State net operating losses       10,685        7,342
     Alternative minimum tax credits       2,664        2,664
     State income and franchise taxes     25,183       22,326
     Allowance for losses                  4,968        5,965
     Other                                 3,297        1,650
    Total deferred income tax assets     158,252      108,187

    Deferred income tax liabilities:
     Capitalized servicing fees
      receivable and purchased
      servicing rights                   521,225      410,773
     Accumulated depreciation              5,722        5,939
    Total deferred income tax
      liabilities                        526,947      416,712

    Deferred income taxes               $368,695     $308,525


 Deferred income tax expense (benefit) resulted from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the effects of each were as follows.

    (Dollar amounts in thousands)       February 28, 1993

    Capitalized servicing fees                   $101,800
    State income and franchise taxes              (7,729)
    Accelerated depreciation                       1,022
    Allowance for credit losses                   (1,711)
                                                 $ 93,382


  At February 28, 1995, the Company had net operating loss carryforwards for federal income tax purposes of $13,612,000 expiring in 2003, $16,448,000 expiring in 2004, $4,712,000 expiring in 2006, $8,034,000 expiring in 2008,
$124,160,000 expiring in 2009 and $151,477,000 expiring in 2010.

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE F - FINANCIAL INSTRUMENTS

Derivative Financial Instruments

  The Company utilizes a variety of derivative financial instruments in the management of interest-rate risk. These instruments include priced short-term commitments to extend credit, MBS mandatory forward delivery and purchase commitments, put and call options to sell or buy mortgage-backed and treasury securities, interest rate floors and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest-rate risk. All of the Company's derivative financial instruments are held or issued for purposes other than trading.

 While the Company does not anticipate nonperformance by any counterparty, the Company is exposed to credit loss in the event of nonperformance by the counterparties to the various instruments. The Company manages credit risk with respect to MBS mandatory forward commitments, put or call options to sell or buy mortgage-backed and treasury securities and interest rate swaps and floors by entering into agreements with entities approved by senior management and initially having a long-term credit rating of single A or better. These entities include Wall Street firms having primary dealer status, money center banks and permanent investors. The Company's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price offset by any available margins retained by the Company or an independent clearing agent. The amounts of credit risk as of February 28, 1995, if the counterparties failed completely and if the margins, if any, retained by the Company or an independent clearing agent were to become unavailable, are approximately $61 million for MBS mandatory forward commitments, approximately $14 million for interest rate swaps and approximately $23 million for interest rate floors.

  As of February 28, 1995, the Company had priced short-term commitments amounting to approximately $2.2 billion (including $1.5 billion fixed-rate and $0.7 billion adjustable-rate) to fund mortgage loan applications in process subject to approval of the loans and an additional $2.7 billion (including $2.5 billion fixed-rate and $0.2 billion adjustable-rate) subject to property identification and approval of the loans. Substantially all of these commitments are for periods of 90 days or less. After funding and sale of the mortgage loans, the Company's exposure to credit loss in the event of nonperformance by the mortgagor is limited as described in Note G4. The Company uses the same credit policies in the approval of the commitments as are applied to all lending activities.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE F - FINANCIAL INSTRUMENTS  (Continued)

Hedge of Mortgage Loan Inventory and Committed Pipeline

  In order to offset the risk that a change in interest rates will result in a decrease in the value of the Company's current mortgage loan inventory or its commitments to purchase or originate mortgage loans ("Committed Pipeline"), the Company enters into hedging transactions. The Company's hedging policies generally require that substantially all of its inventory of conforming and government loans and the maximum portion of its Committed Pipeline that may close be hedged with forward contracts for the delivery of MBS or options on MBS. The MBS that are to be delivered under these contracts and options are fixed- or adjustable-rate, corresponding with the composition of the Company's inventory and Committed Pipeline. At February 28, 1995, the Company had open commitments amounting to approximately $8.5 billion to sell MBS with varying settlement dates generally not extending beyond May 1995 and options on MBS through October 1995 with a total notional amount of $4.2 billion. The mortgage loan inventory is used to form the MBS that will fill the forward delivery contracts and options. The Company hedges its inventory and Committed Pipeline of jumbo mortgage loans by using whole-loan sale commitments to ultimate buyers or by using temporary "cross hedges" with sales of MBS since such loans are ultimately sold based on a market spread to MBS. As such, the Company is not exposed to significant risk nor will it derive any significant benefit from changes in interest rates on the price of the mortgage loan inventory net of gains or losses of associated hedge positions. The correlation between the price performance of the hedge instruments and the inventory being hedged is very high due to the similarity of the asset and the related hedge instrument. The Company is exposed to interest-rate risk to the extent that the portion of loans from the Committed Pipeline that actually closes at the committed price is less than the portion expected to close in the event of a decline in rates and such decline in closings is not covered by forward contracts and options to purchase MBS needed to replace the loans in process that do not close at their committed price. At February 28, 1995, the notional amount of forward contracts and options to purchase MBS aggregated $4.1 billion and $2.6 billion, respectively. The forward contracts extend through May 1995 and the options extend through September 1995. The Company determines the portion of its Committed Pipeline that it will hedge based on numerous factors, including the composition of the Company's Committed Pipeline, the portion of such Committed Pipeline likely to close, the timing of such closings and anticipated changes in interest rates.

Servicing Hedge

  The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. To further mitigate the effect on earnings of higher amortization (which is deducted from loan servicing income) resulting from increased prepayment activity, the Company utilizes its Servicing Hedge, consisting of financial instruments, including derivative contracts, that increase in value when interest rates decline. These financial instruments include call options on U.S. treasury futures and MBS, interest rate floors and certain tranches of CMOs.

  The CMOs, which consist primarily of principal-only ("P/O") securities, have been purchased at deep discounts to their par values. As interest rates decline, prepayments on the collateral underlying the CMOs should increase. These changes should result in a decline in the average lives of the P/O securities and an increase in the present values of their cash flows.

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE F - FINANCIAL INSTRUMENTS  (Continued)

  The following summarizes the notional amounts of Servicing Hedge derivative contracts.

                                                          Long Call
                                 Interest      Long        Options
                                               Call        on U.S.
                                   Rate       Options     Treasury
 (Dollar amounts in millions)     Floors      on MBS       Futures

 Balance, March 1, 1992           $     -    $  560     $     -
      Additions                         -     2,287           700
      Dispositions                      -     2,847           700
 Balance, February 28, 1993             -         -            -
      Additions                         -     4,700         2,520
      Dispositions                      -     2,700           750
 Balance, February 28, 1994             -     2,000         1,770
      Additions                     4,000         -         1,300
      Dispositions                      -     2,000         3,070
 Balance, February 28, 1995        $4,000    $    -      $    -


  The terms of the open Servicing Hedge derivative contracts at February 28, 1995 are presented below.


                                 Interest Rate Floors
                                   10-Year Constant
 Index                          Maturity Treasury Yield
 Floor                               6.50% - 7.25%
 Term                                 3 - 5 Years


 The Servicing Hedge instruments utilized by the Company partially protect the value of the investment in servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the servicing rights increases while the value of the hedge instruments declines. However, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. At February 28, 1995, the carrying value of interest rate floor contracts and P/O securities included in the Servicing Hedge was approximately $16 million and $42 million, respectively. There can be no assurance the Company's Servicing Hedge will generate gains in the future.


Interest Rate Swaps

  As of February 28, 1995, CFC had interest rate swap agreements with certain financial institutions having notional principal amounts totaling $2.47 billion. The effect of these agreements is to enable CFC to convert a portion of its medium-term note borrowings to LIBOR-based floating-rate cost borrowings (notional amount $1.09 billion), to convert a portion of its commercial paper and medium-term note borrowings from one floating-rate index to another (notional amount $0.13 billion) and to convert the earnings rate on the custodial accounts held by CFC from floating to fixed (notional amount $1.25 billion). Payments are due periodically through the termination date of each agreement. The agreements expire between March 1995 and August 2005.

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE F - FINANCIAL INSTRUMENTS (Continued)

  The terms of the open interest rate swap agreements at February 28, 1995 are presented below.


 Swaps related to debt
  Average receive rate                       6.367%
  Average pay rate                           6.329%
  Index                                      3-month
                                              LIBOR
 Swaps related to custodial accounts
  Average receive rate                       6.468%
  Average pay rate                           6.223%
  Index                                     1-3 month
                                              LIBOR


Fair Value of Financial Instruments

 The following disclosure of the estimated fair value of financial instruments as of February 28, 1995 and 1994 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                  February 28, 1995          February 28, 1994
                                 Carrying    Estimated      Carrying    Estimated
 (Dollar amounts in thousands)   Amount     Fair Value     Amount      Fair Value
 Assets:
   Mortgage loans shipped
   and held for sale           $2,898,825   $2,941,709    $3,714,261   $3,725,913
   Capitalized servicing
   fees receivable                464,268      473,623       289,541      295,403
   Items included in
   other assets:                      -             -        238,841      173,829
               Principal-only      91,793       92,726             -              -
 securities

   Derivatives:
  Interest rate floors             15,820       23,396             -              -
  Contracts and options
  related to mortgage
  loans shipped and held
  for sale                         47,647       (2,926)            -         59,533

 Liabilities:
   Notes payable                3,963,091    3,934,160     3,859,227    3,901,179

   Derivatives gain (loss):
      Interest rate swaps           4,093      (55,570)        2,950        (6,669)
      Short-term commitments
      to extend credit                  -        69,252             -       (59,533)

  The fair value estimates as of February 28, 1995 and 1994 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE F - FINANCIAL INSTRUMENTS (Continued)

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

Derivatives

  Fair value is estimated as the amounts that the Company would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts. Market or dealer quotes are available for many derivatives; otherwise, pricing or valuation models are applied to current market information to estimate fair value.

Notes Payable

  Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

NOTE G - COMMITMENTS AND CONTINGENCIES

1.   Commitments to Sell Mortgage-Backed Securities

  In connection with its open commitments to buy or sell MBS and with its interest rate swap agreements, the Company may be required to maintain margin deposits. With respect to the MBS commitments, these requirements are generally greatest during periods of rapidly declining interest rates. The interest rate swap margin requirements are generally greatest during periods of increasing interest rates.

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE G - COMMITMENTS AND CONTINGENCIES (Continued)

2.   Lease Commitments

 The Company leases office facilities under lease agreements extending through September 2011. Future minimum annual rental commitments under these non-cancelable operating leases with initial or remaining terms of one year or more are as follows.

           Year ending February 28(29),        (Dollar amounts in thousands)

                 1996                               $15,214
                 1997                                13,151
                 1998                                10,778
                 1999                                 8,619
                 2000                                 6,078
              Thereafter                             55,588
                                                   $109,428


 Rent expense was $22,136,000, $19,115,000 and $13,049,000 for the years ended
February 28, 1995, 1994 and 1993, respectively.

3.   Restrictions on Transfers of Funds

  The Company and certain of its subsidiaries are subject to regulatory and/or credit agreement restrictions which limit their ability to transfer funds to the Company through intercompany loans, advances or dividends. Pursuant to the revolving credit facility as of February 28, 1995, the Company is required to maintain $750 million in consolidated net worth and CFC is required to maintain $725 million of net worth, as defined in the credit agreement.

4.   Loan Servicing

  As of February 28, 1995, 1994 and 1993, the Company was servicing loans totaling approximately $113.1 billion, $84.7 billion and $54.5 billion, respectively. Included in the loans serviced as of February 28, 1995, 1994 and 1993 were loans being serviced under subservicing agreements with total principal balances of $679 million, $592 million and $627 million, respectively.

  Conforming conventional loans serviced by the Company (57% of the servicing portfolio at February 28, 1995) are securitized through Fannie Mae or Freddie Mac programs on a non-recourse basis, whereby foreclosure losses are generally the responsibility of Fannie Mae or Freddie Mac and not of the Company. Similarly, the government loans serviced by the Company are securitized through Government National Mortgage Association programs, whereby the Company is insured against loss by the Federal Housing Administration (16% of the servicing portfolio at February 28, 1995) or partially guaranteed against loss by the Veterans Administration (6% of the servicing portfolio at February 28, 1995). In addition, jumbo mortgage loans (21% of the servicing portfolio at February 28, 1995) are also serviced on a non-recourse basis.

  Properties securing the mortgage loans in the Company's servicing portfolio are geographically dispersed throughout the United States. As of February 28, 1995, approximately 43% of the mortgage loans (measured by unpaid principal balance) in the Company's servicing portfolio are secured by properties located in California. No other state contains more than 4% of the properties securing mortgage loans.

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE H - EMPLOYEE BENEFITS

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

 Stock option transactions under the Plans were as follows.

                                                    Year ended February 28,
                                           1995          1994           1993
  Shares subject to:                             (Number of shares)
    Outstanding options at
    beginning of year                   5,603,325     4,478,703     3,653,193
      Options granted                   1,948,290     1,955,273     1,749,678
      Options exercised                 (307,847)      (701,619)     (837,621)
      Options expired or canceled       (560,354)      (129,032)      (86,547)
    Outstanding options at
    end of year                         6,683,414     5,603,325     4,478,703

  Exercise price:
    Per share for options
    exercised during the year      $2.19 - $19.50 $2.19 - $16.19 $1.98 - $12.65
    Per share for options
    outstanding at end of year     $2.39 - $21.83 $2.19 - $21.83 $2.19 - $16.19


   Of the outstanding options as of February 28, 1995, 2,704,728 shares were immediately exercisable under the Plans. Also as of February 28, 1995, 2,393,441 shares were designated for future grants under the Plans.

2.   Pension Plan

  The Company has a defined benefit pension plan (the "Plan") covering substantially all of its employees. The Company's policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA.

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE H - EMPLOYEE BENEFITS (Continued)

  The following table sets forth the Plan's funded status and amounts recognized in the Company's financial statements.

                                                Year ended February 28,
   (Dollar amounts in thousands)                    1995       1994
   Actuarial present value of benefit
   obligations:
      Vested                                       $5,112     $5,024
      Non-vested                                    1,095      1,540
   Total accumulated benefit obligation             6,207     6,564
   Additional benefits based on estimated
   future salary levels                             4,250      4,517
   Projected benefit obligations for service
   rendered to date                                10,457     11,081
   Less Plan assets at fair value, primarily
   mortgage-backed securities                      (9,484)    (7,482)
   Projected benefit obligation in excess of
   Plan assets                                        973      3,599
   Unrecognized net gain (loss) from past
   experience different from that assumed and
   effects of changes in assumptions                1,862       (780)
   Prior service cost not yet recognized in
   net periodic pension cost                       (1,422)    (1,522)
   Unrecognized net asset at February 28, 1987
   being recognized over 15 years                     496        566
   Accrued pension cost                            $1,909     $1,863

   Net pension cost included the following
   components:
      Service cost - benefits earned
      during the period                            $1,648     $1,395
      Interest cost on projected benefit
      obligations                                     789        677
      Actual return on Plan assets                   (318)      (413)
      Net amortization and deferral                  (327)       (28)
   Net periodic pension cost                       $1,792     $1,631


  The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.625% and 5.0%, respectively.
The weighted average expected long-term rate of return on assets used was 8.125%. Pension expense for 1995, 1994 and 1993 was $1,792,000, $1,631,000 and $992,000, respectively. The Company makes contributions to the Plan in amounts that are deductible in accordance with federal income tax regulations.

NOTE I - REDEEMABLE PREFERRED STOCK

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

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE J - SHAREHOLDERS' EQUITY

  In February 1988, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock. As the result of stock splits and stock dividends, 0.399 Right will also be issued for each share of common stock issued between the record date for the initial dividend distribution of Rights and the "Distribution Date" (as defined below). Each Right, when exercisable, entitles the holder to purchase from the Company one one-hundredth share of $0.05 par value Serial Preferred Stock, designated as Series A Participating Preferred Stock (the "Series A Preferred Stock"), at a price of $145, subject to adjustments in certain cases to prevent dilution. The Series A Preferred Stock has terms intended to cause the value of one one-hundredth share of Series A Preferred Stock to be equivalent to the value of one share of common stock at the time of initial issuance.

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

NOTE K - RELATED PARTY TRANSACTIONS

  Countrywide Asset Management Corporation ("CAMC"), a wholly-owned subsidiary of the Company, has entered into an agreement (the "Management Agreement") with CWM Mortgage Holdings, Inc. ("CWM"), formerly Countrywide Mortgage Investments, Inc., a real estate investment trust. CAMC has entered into a subcontract with its affiliate, CFC, to perform such services for CWM and its subsidiaries as CAMC deems necessary. In accordance with the Management Agreement, CAMC advises CWM on various facets of its business and manages its operations subject to the supervision of CWM's Board of Directors. For performing these services, CAMC receives certain management fees and incentive compensation. CAMC waived all management fees pursuant to the above for calendar year 1993 and 25% of incentive compensation earned in 1994. In addition, in 1993 CAMC absorbed $0.9 million of operating expenses incurred in connection with its duties under the Management Agreement. CWM and its subsidiaries began paying all expenses of the new operations in June 1993. During the fiscal years ended February 28, 1995, 1994 and 1993, CAMC earned $0.3 million, $0.1 million and $0.8 million, respectively, in base management fees from CWM and its subsidiaries. In addition, during the fiscal year ended February 28, 1995, CAMC recorded $1.1 million in incentive compensation, net of the amount waived as described above. The Management Agreement is renewable annually and expires on May 15, 1995. As of February 28, 1995, the Company and CAMC own 1,120,000 shares or approximately 2.77% of the common stock of CWM.

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE K - RELATED PARTY TRANSACTIONS (continued)

  CAMC incurs many of the expenses related to the operations of CWM and its subsidiaries, including personnel and related expenses, subject to reimbursement by CWM. CWM's conduit operations are primarily conducted in Independent National Mortgage Corporation ("INMC"), formerly Countrywide Mortgage Conduit, and all other operations are conducted in CWM. Accordingly, INMC is charged with the majority of the conduit's cost and CWM is charged with the other operations' costs. During Fiscal 1995, the amount of common expenses incurred by CFC which were allocated to CAMC and reimbursed by CWM totaled $1.2 million.

  CWM has an option to purchase conventional loans from CFC at the prevailing market price. During the years ended February 28, 1995, 1994 and 1993, CWM purchased $80.4 million, $300.5 million and $130.3 million, respectively, of conventional non-conforming mortgage loans from CFC pursuant to this option.

  During the year ended February 28, 1995, CFC purchased from INMC bulk servicing rights for loans with principal balances aggregating $3.0 billion at a price of $38.2 million. In 1987 and 1993, subsidiaries of CWM entered into servicing agreements appointing CFC as servicer of mortgage loans collateralizing five series of CMOs with outstanding balances of approximately $94.0 million at February 28, 1995. CFC is entitled under each agreement to an annual fee of up to 0.32% of the aggregate unpaid principal balance of the pledged mortgage loans. Servicing fees received by CFC under such agreements for the years ended February 28, 1995, 1994 and 1993 were approximately $0.3 million, $0.5 million and $0.3 million, respectively.

  CFC has extended CWM a $10 million line of credit bearing interest at prime and maturing September 30, 1995. At February 28, 1995, there was no outstanding amount under the agreement.

NOTE L - SEGMENT INFORMATION

  The Company and its subsidiaries operate primarily in the mortgage banking industry. Operations in mortgage banking involve CFC's origination and purchase of mortgage loans, sale of mortgage loans in the secondary mortgage market, servicing of mortgage loans and the purchase and sale of rights to service mortgage loans.

 Segment information for the year ended February 28, 1995 follows.


                                                      Adjustments
 (Dollar amounts           Mortgage                      and
  in thousands)            Banking         Other      Eliminations Consolidated
 Unaffiliated revenue       $563,586        $39,077    $    -         $602,663
 Intersegment revenue            744           -          (744)           -

      Total revenue         $564,330        $39,077      ($744)       $602,663

 Earnings before
 income taxes               $136,220        $11,125    $    -         $147,345


 Identifiable    assets
 as of February 28, 1995  $5,520,283     $1,014,391   ($955,012)    $5,579,662

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE L - SEGMENT INFORMATION (continued)

 Segment information for the year ended February 28, 1994 follows.


                                                   Adjustments
 (Dollar amounts          Mortgage                     and
  in thousands)           Banking      Other       Eliminations  Consolidated
 Unaffiliated revenue       $719,533  $36,047            $ -       $755,580
 Intersegment revenue            744       -             (744)          -
      Total revenue         $720,277  $36,047           ($744)     $755,580

 Earnings before
 income taxes               $286,069  $13,031            $ -       $299,100    $

 Identifiable    assets
 as of February 28, 1994  $5,523,664 $930,720       ($868,863)   $5,585,521


 Segment information for the year ended February 28, 1993 follows.


                                                      Adjustments
 (Dollar amounts          Mortgage                        and
  in thousands)           Banking      Other         Eliminations   Consolidated
 Unaffiliated revenue       $463,394    $42,164         $     -       $505,558
 Intersegment revenue          3,021        -            (3,021)          -

      Total revenue         $466,415    $42,164        ($ 3,021)      $505,558

 Earnings before
 income taxes               $217,073    $16,382         $-            $233,455

 Identifiable   assets
 as of February 28, 1993  $3,229,243   $765,954       ($696,064)    $3,299,133



















                                       F-27
<PAGE)
              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE M - BRANCH AND ADMINISTRATIVE OFFICE CONSOLIDATION COSTS

  As a result of the decline in production caused by increasing mortgage interest rates during Fiscal 1995, the Company reduced headcount by approximately 30%, closed underperforming branch offices and consolidated its administrative offices. A charge of $8 million related to these consolidation efforts was recorded during the year ended February 28, 1995.

  Branch and administrative office consolidation costs incurred during Fiscal 1995 and related reserves at February 28, 1995 are presented below.


                                             Reserved at
                                 Expense       February
(Dollar amounts in thousands)    Incurred      28, 1995

Office lease costs                 $4,348         $  743
Equipment and improvement
relocation,disposal and
abandonment costs                   1,976            474
Other                               1,676          1,146
                                   $8,000         $2,363


NOTE N - SUBSEQUENT EVENTS

  On March 20, 1995, the Company declared a cash dividend of $0.08 per common share paid April 17, 1995 to shareholders of record on April 3, 1995.

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

 Summarized quarterly data is as follows.

                                             Three months ended
 (Dollar amounts in thousands,
 except per share data)           May 31   August 31  November 30 February 28
 Year ended February 28, 1995
    Revenue                      $177,118  $151,106    $133,726     $140,713
    Expenses                      120,903   119,257     106,795      108,363
    Provision for income taxes     22,486    12,739      10,773       12,940
    Net earnings                   33,729    19,110      16,158       19,410
    Earnings per share(1)
       Primary                      $0.37     $0.21       $0.18        $0.21
       Fully diluted                $0.37     $0.21       $0.18        $0.21

 Year ended February 28, 1994
    Revenue                      $166,665  $188,272    $196,446     $204,197
    Expenses                       94,503   111,507     124,844      125,626
    Provision for income taxes     28,865    30,706      28,641       31,428
    Net earnings                   43,297    46,059      42,961       47,143
    Earnings per share(1)
       Primary                      $0.49     $0.51       $0.46        $0.51
       Fully diluted                $0.47     $0.50       $0.46        $0.51

   (1)     Earnings  per  share  is computed independently  for  each  of  the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amount. This is caused by rounding and the averaging effect of the number of share equivalents utilized throughout the year, which changes with the market price of the common stock.

NOTE P - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

 Summarized financial information for Countrywide Funding Corporation is as follows.

                                            February 28,
  (Dollar amounts in thousands)         1995            1994
  Balance Sheets:

    Mortgage loans shipped
    and held for sale                  $2,898,825      $3,714,261
    Other assets                        2,621,458       1,809,403
       Total assets                    $5,520,283      $5,523,664

    Short- and long-term debt          $4,152,712      $4,296,291
    Other liabilities                     433,025         374,559
    Equity                                934,546         852,814
      Total liabilities and equity     $5,520,283      $5,523,664

              COUNTRYWIDE CREDIT  INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS (Continued)


NOTE P - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY (continued)

                                   Year ended February 28,
                                     1995           1994
   Statements of Earnings:

     Revenues                       $564,330      $720,277
     Expenses                        428,110       434,208
     Provision for income taxes       54,488       114,427
       Net earnings                 $ 81,732      $171,642

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                 BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                     February 28,
                                                   1995         1994
Assets

 Cash                                           $    -       $   -
 Other receivables                                   3,344      3,333
 Intercompany receivable                            49,234     55,688
 Investment in subsidiaries at equity
  in net assets                                    954,123    863,974
 Equipment and leasehold improvements                  113         79
 Other assets                                       16,984     12,689

                                                $1,023,798   $935,763

Liabilities and Shareholders' Equity

 Notes payable                                  $   10,600   $ 12,750
 Intercompany payable                               54,010     30,756
 Accounts payable and accrued liabilities            8,949      5,870
 Deferred income taxes                               7,681      6,250
 Preferred stock                                    -            -
 Common shareholders' equity
  Common stock                                       4,568      4,553
  Additional paid-in capital                       608,289    606,031
  Retained earnings                                329,701    269,553

                                                $1,023,798   $935,763

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                       COUNTRYWIDE CREDIT INDUSTRIES, INC.

                             STATEMENTS OF EARNINGS
                          (Dollar amounts in thousands)

                                      Year ended February 28,
                                       1995       1994        1993

Revenue
 Interest earned                      $  36      $   221    $   635
 Interest charges                    (2,646)     (2,247)     (3,862)
                                     (2,610)     (2,026)     (3,227)
Expenses                             (3,104)      (2,641)    (1,415)
 Loss before income tax benefit
 and equity in net
 earnings of subsidiaries            (5,714)      (4,667)    (4,642)
 Income tax benefit                   2,285        1,867       1,857

 Loss before equity in net earnings
 of subsidiaries                     (3,429)     (2,800)     (2,785)
Equity in net earnings of
subsidiaries                         91,836      182,260     142,858

  NET EARNINGS                       $88,407    $179,460    $140,073

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                       COUNTRYWIDE CREDIT INDUSTRIES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                          (Dollar amounts in thousands)

                                      Year ended February 28,
                                       1995         1994         1993

Cash flows from operating
activities:                           $88,407    $179,460     $140,073
 Net earnings
 Adjustments to reconcile net
earnings to net cash (used)
provided by operating activities:
   Earnings of subsidiaries           (91,836)   (182,260)    (142,858)
   Depreciation and amortization           16          12           12
   Increase (decrease) in accounts
    payable and accrued liabilities     3,079       2,560         (982)
   (Increase) decrease in other
    receivables and other assets       (2,925)     14,971          (77)
     Net cash (used) provided by
     operating activities              (3,259)     14,743       (3,832)

Cash flows from investing
activities:
 Net change in intercompany
 receivables and payables              31,458      29,000       65,560
 Investment in subsidiaries               (63)          0      (10,304)
     Net cash provided by investing
     activities                        31,395      29,000       55,256

Cash flows from financing
activities:
 Repayment of long-term debt           (2,150)    (23,020)     (31,300)
 Issuance of common stock               2,273       4,398        3,448
 Cash dividends paid                  (28,259)    (25,121)     (23,572)
     Net cash used by financing
     activities                       (28,136)    (43,743)     (51,424)

              Net change in cash         -          -            -
Cash at beginning of year                -          -            -

Cash at end of year                   $  -       $  -          $  -

Supplemental cash flow information:
 Cash used to pay interest             $2,114      $2,554       $4,181
 Cash (refunded from) used to pay
 income tax                             ($841)    ($1,823)      $4,567
 Noncash financing activities -
 conversion of preferred stock           -        $25,800      $11,731

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       Three years ended February 28, 1995
                          (Dollar amounts in thousands)



    Column A        Column        Column C       Column D   Column
                       B                                      E
                                 Additions
                         Balance     Charged    Charged                 Balance
                           at          to       to other                at end
                        beginning   costs and   accounts   Deductions     of
                        of period   expenses      (2)          (1)      period
Year ended February
28, 1995
 Allowance for losses   $13,826     $1,808     $3,466      $ 7,917      $11,183
Year ended February
28, 1994
 Allowance for losses   $16,144     $6,046     $3,051      $11,415      $13,826
Year ended February
28, 1993
 Allowance for losses   $ 9,909     $4,103     $7,991      $ 5,859      $16,144

(1) Actual losses charged against reserve, net of recoveries and reclassification.
(2) Additions charged to gain (loss) on sale of loans.