Form 10-Q
period 1995-05-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1995-07-17
CIK 25191

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

For the period ended May 31, 1995

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


            Class               Outstanding at July 3,1995
 Common Stock $.05 par value
                                        101,639,098

                                     PART I
                              FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                           May 31,    February 28,
                                             1995         1995
                                      (Dollar amounts in thousands)
ASSETS
Cash                                       $  12,891    $  17,624
Receivables for mortgage loans shipped     1,956,740    1,174,648
Mortgage loans held for sale               1,756,589    1,724,177
Other receivables                            506,027      476,754
Property, equipment and leasehold
improvements, at cost - net of
 accumulated depreciation and
amortization                                 139,166      145,612
Capitalized servicing fees receivable        486,276      464,268
Mortgage servicing rights                  1,378,607    1,332,629
Other assets                                 400,590      243,950

   Total assets
                                          $6,636,886   $5,579,662

Borrower and investor custodial accounts
(segregated in special
 accounts - excluded from corporate
assets)                                   $1,387,779   $1,063,676

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                             $4,964,281   $3,963,091
Drafts payable issued in connection with
mortgage loan closings                       151,735      200,221
Accounts payable and accrued liabilities     154,946      105,097
Deferred income taxes                        392,813      368,695
   Total liabilities                       5,663,775    4,637,104

Commitments and contingencies                    -             -

Shareholders' equity
Preferred stock - authorized, 1,500,000
shares of $.05 par value;
  issued and outstanding, none                   -             -
Common stock - authorized, 240,000,000
shares of $.05 par value;
 issued and outstanding, 91,561,027
shares at May 31, 1995
 and 91,370,364 shares at February 28,
1995                                           4,578        4,568
Additional paid-in capital                   609,971      608,289
Retained earnings                            358,562      329,701
   Total shareholders' equity                973,111      942,558

   Total liabilities and shareholders'
equity                                    $6,636,886   $5,579,662


Borrower and investor custodial accounts  $1,387,779   $1,063,676

The accompanying notes are an integral
part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                             Three Months
                                            Ended May 31,
                                            1995       1994
                                    (Dollar amounts in thousands,
                                        except per share data)
Revenues
 Loan origination fees                   $ 41,521    $ 73,736
 Gain (loss) on sale of loans              12,731      11,748
  Loan production revenue                  54,252      85,484

    Interest earned                        91,731      90,782
    Interest charges                      (80,112)    (63,643)
    Net interest income                    11,619      27,139

    Loan servicing income                 129,382      95,930
    Less amortization and impairment of
      servicing assets                   (145,743)    (23,000)
    Servicing hedge benefit (expense)     116,975     (19,916)
    Net loan administration income        100,614      53,014

    Commissions, fees and other income     12,478      11,481

     Total revenues                       178,963     177,118

Expenses
 Salaries and related expenses             50,639      60,132
 Occupancy and other office expenses       26,545      26,005
 Guarantee fees                            26,022      19,058
 Marketing expenses                         5,951       6,757
 Other operating expenses                   9,512       8,951

     Total expenses                       118,669     120,903

Earnings before income taxes               60,294      56,215
 Provision for income taxes                24,118      22,486

 NET EARNINGS                            $ 36,176    $ 33,729

Earnings per share
 Primary                                     $0.39      $0.37
 Fully diluted                               $0.39      $0.37




The accompanying notes are an integral
part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                Three Months
                                                Ended May 31,
                                             1995          1994
                                       (Dollar amounts in thousands)
 Cash flows from operating activities:
 Net earnings                             $ 36,176     $   33,729
 Adjustments to reconcile net earnings
 to net cash (used) provided by operating
 activities:
  Amortization and impairment of
   mortgage servicing rights                 111,489       23,000
  Amortization and impairment of
   capitalized servicing fees
   receivable                                 34,254           -
  Depreciation and other amortization          6,917        6,366
  Deferred income taxes                       24,118       22,486
  Servicing hedge benefit                   (106,821)          -

  Origination and purchase of loans held
   for sale                               (6,771,558)  (9,353,167)
  Principal repayments and sale of loans   5,957,054   10,119,827
   (Increase) decrease in mortgage loans
    shipped and held for sale               (814,504)     766,660

  Increase in other receivables and
   other assets                              (80,375)     (54,993)
  Increase in accounts payable and
   accrued liabilities                        49,849       25,439
   Net cash (used) provided by operating
    activities                              (738,897)     822,687

Cash flows from investing activities:
 Additions to mortgage servicing rights (157,467) (129,389) Additions to capitalized servicing fees
  receivable                                 (56,262)     (65,453)
 Sale (purchase) of property, equipment
  and leasehold improvements - net               812      (15,223)
   Net cash used by investing activities    (212,917)    (210,065)

Cash flows from financing activities:
 Net increase (decrease) in warehouse
  debt and other short-term borrowings       972,945     (706,695)
 Issuance of long-term debt                   25,000      101,706
 Repayment of long-term debt                 (45,241)        (181)
 Issuance of common stock                      1,692          448
 Cash dividends paid                          (7,315)      (7,290)
   Net cash provided (used) by financing
    activities                               947,081     (612,012)

Net (decrease) increase in cash               (4,733)         610
Cash at beginning of period                   17,624        4,034
Cash at end of period                       $ 12,891    $   4,644

Supplemental cash flow information:
 Cash used to pay interest                $    57,445   $  61,231
 Cash refunded from income taxes          -            ($     804)


The accompanying notes are an integral
part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 1995 of Countrywide Credit Industries, Inc. (the "Company").

  In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage
Servicing Rights, which the Company adopted in the quarter ended May 31, 1995. SFAS No. 122 amended SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Since SFAS No. 122 prohibits retroactive application, historical accounting results have not been restated and, accordingly, the accounting results for the quarter ended May 31, 1995 are not directly comparable to prior periods. See Note E.


NOTE B - NOTES PAYABLE

 Notes payable consisted of the following.

 (Dollar amounts in thousands)            May 31,       February 28,
                                            1995            1995

 Commercial paper                         $2,418,372    $2,122,348
 Medium-term notes, Series A, B and
 C, net of discounts                       1,373,900     1,393,900
 Reverse-repurchase agreements               782,555       245,212
 Subordinated notes                          200,000       200,000
 Unsecured note payable, matured
  June 2, 1995                               100,000           -
 Pre-sale funding facilities                  88,064           -
 Other notes payable (2.40%-2.90%)             1,390         1,631
                                          $4,964,281    $3,963,091



Revolving Credit Facility and Commercial Paper

  As of May 31, 1995, Countrywide Funding Corporation ("CFC"), the Company's mortgage banking subsidiary, had an unsecured credit agreement (revolving credit facility) with forty-two commercial banks permitting CFC to borrow an aggregate maximum amount of $2.5 billion, less commercial paper backed by the agreement. This agreement was amended in June 1995 and the borrowing limit was increased to $3 billion. The amount available under the facility is subject to a borrowing base, which consists of mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CFC. The interest rate on direct borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. This interest rate varies, depending on CFC's credit ratings. The weighted average borrowing rate on direct borrowings and commercial paper borrowings for the three months ended May 31, 1995, including the effect of the interest rate swap agreements discussed below, was 6.06%. The weighted average borrowing rate on commercial paper outstanding as of May 31, 1995 was 6.04%. Under certain circumstances, including the failure to maintain specified minimum credit ratings, borrowings under the revolving credit facility and commercial paper may become secured by mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The June 1995 amendment extended the facility from September 1997 until May 1998. See Note C.

Medium-Term Notes

     As of May 31, 1995, outstanding medium-term notes issued by the Company and CFC under various shelf registrations filed with the Securities and Exchange Commission were as follows.

(Dollar amounts in thousands)

               Outstanding Balance        Interest Rate      Maturity Date
          Floating-
             Rate   Fixed-Rate    Total      From     To     From       To
 Parent
Series A  $     -     $  10,600   $   10,600  10.60%  10.60%   Jun 1995  Aug 1995

 CFC

Series A        -       384,800      384,800   6.10%   8.79%    Jun 1995  Mar 2002


Series B    11,000      469,000      480,000   5.11%   6.98%    Mar 1996  Aug 2005


Series C   303,000      195,500      498,500   6.33%   8.43%    Dec 1997  Mar 2004

Subtotal  $314,000    $1,049,300   $1,363,300


Total     $314,000    $1,059,900   $1,373,900


  As of May 31, 1995, all of the outstanding fixed-rate notes of CFC had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on CFC's medium-term note borrowings for the three months ended May 31, 1995, including the effect of the interest rate swap agreements, was 7.02%. In addition, as of May 31, 1995, $1.5 million was available for future issuances under the Series C shelf registration.

  In  May  1995,  the  Company  and CFC filed a shelf  registration  statement providing for the issuance by CFC of an additional series of medium-term notes. Under the terms of the filing, floating- and fixed-rate notes can be issued with maturities from nine months or more from date of issue. As of May 31, 1995, this registration statement was not effective and no medium-term notes had been issued pursuant to it.

Reverse-Repurchase Agreements

  As of May 31, 1995, the Company had entered into short-term financing arrangements to sell mortgage-backed securities ("MBS") and whole loans under agreements to repurchase. The weighted average borrowing rate for the three months ended May 31, 1995 was 6.09%. The weighted average borrowing rate on reverse-repurchase agreements outstanding as of May 31, 1995 was 6.07%. The reverse-repurchase agreements were collateralized by either MBS or whole loans. All MBS and whole loans underlying reverse-repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical MBS or whole loans.

Pre-Sale Funding Facilities

  As  of  May 31, 1995, CFC had a $500 million revolving credit facility  ("As
Soon  as  Pooled  Agreement") with the Federal National  Mortgage  Association
("Fannie Mae"). The credit facility is secured by conforming mortgage loans which are in the process of being pooled into Fannie Mae MBS. Interest rates are based on LIBOR and/or federal funds. The weighted average borrowing rate for the three months ended May 31, 1995 was 6.17%. The facility is committed through July 20, 1995, subject to CFC's compliance with certain financial and operational covenants. The balance outstanding under this facility at May 31, 1995 was $58.4 million.

  As of May 31, 1995, CFC had an uncommitted revolving credit facility ("Pre-sale Funding Facility") with an affiliate of an investment banking firm. The credit facility is secured by conforming mortgage loans which are in the process of being pooled into MBS. Interest rates are based on LIBOR. The weighted average borrowing rate for the three months ended May 31, 1995 was 6.76%. The balance outstanding under this facility at May 31, 1995 was $29.7 million.

  As of May 31, 1995, CFC had an uncommitted revolving credit facility ("Early Funding Agreement") with the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The credit facility is secured by conforming mortgage loans which are in the process of being pooled into Freddie Mac participation certificates. Interest rates under the agreement are based on the prevailing rates for MBS reverse-repurchase agreements. The weighted average borrowing rate for the three months ended May 31, 1995 was 6.05%. As of May 31, 1995, the Company had no outstanding borrowings under this facility.


NOTE C - SUBSEQUENT EVENTS

 In June 1995, CFC entered into an amendment to its revolving credit facility. The borrowing limit under the facility was increased by $500 million to $3 billion and the expiration date of the facility was extended from September 1997 to May 1998.

  On June 9, 1995, the Company declared a cash dividend of $0.08 per common share payable July 17, 1995 to shareholders of record on June 26, 1995.

 On June 30, 1995, the Company completed a public offering of its common stock through the issuance and sale of 10,000,000 shares at a price of $21 per share. The proceeds will be used for general corporate purposes, which may include retirement of indebtedness of the Company or CFC and investment in servicing rights through the current production of loans and the bulk acquisition of contracts to service loans.

NOTE D - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

 The following tables present summarized financial information for Countrywide Funding Corporation.

  (Dollar amounts
   in thousands)                   May 31,       February 28,
                                     1995           1995
  Balance Sheets:

    Mortgage loans shipped
    and held for sale             $3,713,329     $2,898,825
    Other assets                   2,857,082      2,621,458
      Total assets                $6,570,411     $5,520,283

    Short- and long-term debt     $5,105,417     $4,152,712
    Other liabilities                507,505        433,025
    Equity                           957,489        934,546
      Total liabilities
      and equity                  $6,570,411     $5,520,283




   (Dollar     amounts     in
   thousands)                     Three Months Ended May 31,
                                     1995          1994
   Statements of Earnings:

     Revenues                       $168,515       $167,973
     Expenses                        110,277        115,133
     Provision for income taxes       23,295         21,136
       Net earnings                 $ 34,943       $ 31,704



NOTE E - IMPLEMENTATION OF NEW ACCOUNTING STANDARD

  In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, which the Company adopted in the quarter ended May 31, 1995. The overall impact on the Company's financial statements of adopting SFAS No. 122 was an increase in net earnings for the quarter ended May 31, 1995 of $8.9 million, or $0.10 per fully diluted share.

 SFAS No. 122 requires the recognition of originated mortgage servicing rights ("OMSRs"), as well as purchased mortgage servicing rights ("PMSRs"), as assets by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. Under SFAS No. 65, the cost of OMSRs was not recognized as an asset and was charged to earnings when the related loan was sold. The separate impact of recognizing OMSRs as assets in the Company's financial statements in accordance with SFAS No. 122 for the quarter ended May 31, 1995 was an increase in net earnings of $18.6 million, or $0.20 per fully diluted share.

  With respect to PMSRs, SFAS No. 122 has a different cost allocation methodology than SFAS No. 65. In contrast to a cost allocation based on relative market value as set forth in SFAS No. 122, the prior requirement was to allocate the costs incurred in excess of the market value of the loans without the servicing rights to PMSRs. During the quarter ended May 31, 1995, the separate impact of the application of the SFAS No. 122 cost allocation method, along with the effect of changes in market conditions, was to reduce PMSR capitalization by $9.7 million, or $0.10 per fully diluted share.

  SFAS No. 122 also requires that all capitalized mortgage servicing rights ("MSRs") be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. For purposes of measuring impairment, MSRs are stratified on the basis of interest rate and type of interest rate (fixed or adjustable). In addition to normal amortization of the servicing assets amounting to $29.1 million, the Company reduced the servicing assets by an additional $116.7 million of impairment during the quarter ended May 31, 1995. The entire amount of such impairment was offset by a net gain of $117.0 million in the Company's servicing hedge which is designed to protect its servicing investment. The net gain includes unrealized gains of $106.9 million and realized gains of $10.1 million from the sale of various financial instruments that comprise the hedge. As a part of the adoption of SFAS No. 122, the Company revised its servicing hedge accounting policy, effective with the quarter ended May 31, 1995, to adjust the basis of the servicing assets for unrealized gains or losses in the derivative financial instruments comprising the servicing hedge.

NOTE F - SERVICING HEDGE

  The following summarizes the notional amounts of servicing hedge derivative contracts.

                                         Long Call
                                          Options
                             Interest     on U.S.
(Dollar amounts                Rate      Treasury
in millions)                  Floors      Futures

Balance, February 28, 1995    $4,000      $   -
          Additions            3,000       2,100
Balance, May 31, 1995         $7,000      $2,100



NOTE G - VALUATION ALLOWANCE FOR CAPITALIZED MORTGAGE SERVICING RIGHTS

  The following summarizes the aggregate activity in the valuation allowances for capitalized mortgage servicing rights.

                                  Aggregate
(Dollar amounts in thousands)     Balances

At February 28, 1995               $    -
          Additions charged        32,717
At May 31, 1995                   $32,717



NOTE H - RATIO OF EARNINGS TO FIXED CHARGES

  The ratios of earnings to fixed charges for the quarters ended May 31, 1995 and 1994 were 1.74 and 1.86, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before Federal income taxes, plus fixed charges. Fixed charges include interest expense on debt and the portion of rental expenses which is considered to be representative of the interest factor (one-third of operating leases). Since the major portion of the Company's interest costs is incurred to finance mortgage loans which generate interest income, and since interest income and interest expense are generated simultaneously, management believes that a more meaningful measure of its debt service requirements is the ratio of earnings to net fixed charges. Under this alternative formula, net fixed charges are defined as interest expense on debt, other than debt incurred to finance the Company's mortgage loan inventory, plus the interest element (one-third of operating leases). Under such alternative formula, these ratios for the quarters ended May 31, 1995 and 1994 were 5.73 and 4.18, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Quarter Ended May 31, 1995 Compared to Quarter Ended May 31, 1994

      Revenues for the quarter ended May 31, 1995 increased 1% to $179.0 million from $177.1 million for the quarter ended May 31, 1994. Net earnings increased 7% to $36.2 million for the quarter ended May 31, 1995 from $33.7 million for the quarter ended May 31, 1994. Effective with the quarter ended May 31, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. Since SFAS No. 122 prohibits retroactive application, historical accounting results have not been restated and, accordingly, the accounting results for the quarter ended May 31, 1995 are not directly comparable to prior periods. The overall impact on the Company's financial statements of adopting SFAS No. 122 was an increase in net earnings for the quarter ended May 31, 1995 of $8.9 million, or $0.10 per fully diluted share. In addition to the accounting change, the increase in revenues and net earnings for the quarter ended May 31, 1995 compared to the quarter ended May 31, 1994 was attributable to an increase in the size of the Company's servicing portfolio, offset in part by lower production and increased price competition caused by lower demand for mortgage loans.

      The total volume of loans produced decreased 28% to $6.8 billion for the quarter ended May 31, 1995 from $9.4 billion for the quarter ended May 31,
1994. Refinancings totaled $1.2 billion, or 17% of total fundings, for the quarter ended May 31, 1995, as compared to $4.8 billion, or 52% of total fundings, for the quarter ended May 31, 1994. Adjustable-rate mortgage ("ARM") loan production totaled $2.3 billion, or 33% of total fundings, for the quarter ended May 31, 1995, as compared to $2.0 billion, or 21% of total fundings, for the quarter ended May 31, 1994. Production in the Company's Consumer Markets Division decreased to $1.3 billion for the quarter ended May 31, 1995 compared to a combined production of $2.9 billion for the Company's Retail and Consumer Divisions for the quarter ended May 31, 1994. Production in the Company's Wholesale Division decreased to $1.8 billion for the quarter ended May 31, 1995 compared to $3.0 billion for the quarter ended May 31, 1994. The Company's Correspondent Division purchased $3.7 billion in mortgage loans for the quarter ended May 31, 1995 compared to $3.5 billion for the quarter ended May 31, 1994. The factors which affect the relative volume of production among the Company's three divisions include pricing decisions and the relative competitiveness of such pricing, the level of real estate and mortgage lending activity in each Division's markets, and the success of each Division's sales and marketing efforts.

      At May 31, 1995 and 1994, the Company's pipeline of loans in process was $4.3 billion and $4.4 billion, respectively. In addition, at May 31, 1995, the Company had committed to make loans in the amount of $1.6 billion, subject to property identification and borrower qualification ("Lock N' ShopSM Pipeline"). At May 31, 1994, the Lock N' Shop Pipeline was $2.7 billion. Historically, approximately 43% to 75% of the pipeline of loans in process has funded. For the quarters ended May 31, 1995 and 1994, the Company received 101,205 and 90,900 new loan applications, respectively, at an average daily rate of $160 million and $165 million, respectively. The following actions were taken during the quarter ended May 31, 1995 on the total applications received during that quarter: 51,018 loans (50% of total applications received) were funded and 14,626 applications (14% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during the quarter ended May 31, 1994 on the total applications received during that quarter: 44,048 loans (48% of total applications received) were funded and 13,240 applications (15% of total applications received) were either rejected by the Company or withdrawn by the applicant. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.

      Loan origination fees decreased during the quarter ended May 31, 1995 as compared to the quarter ended May 31, 1994 due to lower loan production that resulted from an increase in the level of mortgage interest rates. The percentage decrease in loan origination fees was greater than the percentage decrease in total production. This is primarily because production by the divisions that, due to lower cost structures, charge lower origination fees per dollar loaned comprised a greater percentage of total production in the quarter ended May 31, 1995 than in the quarter ended May 31, 1994. Gain
(loss) on sale of loans improved during the quarter ended May 31, 1995 as compared to the quarter ended May 31, 1994 primarily due to the impact of adopting SFAS No. 122. SFAS No. 122 requires the recognition of originated mortgage servicing rights ("OMSRs"), as well as purchased mortgage servicing rights ("PMSRs"), as assets by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. This accounting methodology, in turn, increases the gain (or reduces the loss) on sale of loans as compared to the accounting results obtained under SFAS No.
65, the previously applicable accounting standard. Under SFAS No. 65, the cost of OMSRs was not recognized as an asset and was included in the gain or loss recorded when the related loan was sold. The separate impact of recognizing OMSRs as assets in the Company's financial statements in accordance with SFAS No. 122 for the quarter ended May 31, 1995 was an increase in gain on sale of loans of $31.0 million.

      With respect to PMSRs, SFAS No. 122 has a different cost allocation methodology than SFAS No. 65. In contrast to a cost allocation based on relative market value as set forth in SFAS No. 122, the prior requirement was to allocate the costs incurred in excess of the market value of the loans without the servicing rights to PMSRs. During the quarter ended May 31, 1995, the separate impact of the application of the SFAS No. 122 cost allocation method, along with the effect of changes in market conditions, was to reduce PMSR capitalization, and therefore negatively impact gain (loss) on sale of loans, by $16.2 million. Those market conditions included increased price competition caused by lower demand for mortgage loans during the quarter ended May 31, 1995 than during the quarter ended May 31, 1994. In general, loan origination fees and gain or loss on sale of loans are affected by numerous factors including loan pricing decisions, interest rate volatility, the general direction of interest rates and the volume of loans produced.

      Net interest income (interest earned net of interest charges) decreased to $11.6 million for the quarter ended May 31, 1995 from $27.1 million for the quarter ended May 31, 1994. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($2.3 million and $19.4 million for the quarters ended May 31, 1995 and 1994, respectively); (ii) interest expense related to the Company's investment in servicing rights ($8.8 million and $6.4 million for the quarters ended May 31, 1995 and 1994, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($18.1 million and $14.1 million for the quarters ended May 31, 1995 and 1994, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The decrease in net interest income from the mortgage loan warehouse was attributable to a decrease in the average amount of the mortgage loan warehouse due to the decline in production and to a decrease in the net earnings rate. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio. The increase in net interest income earned from the custodial balances was related to an increase in the earnings rate, offset somewhat by a decline in the average custodial balances from the quarter ended May 31, 1994 to the quarter ended May 31, 1995.

      During the quarter ended May 31, 1995, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At May 31, 1995, the Company serviced $120.9 billion of loans (including $1.1 billion of loans subserviced for others) compared to $93.6 billion (including $0.9 billion of loans subserviced for others) at May 31, 1994, a 29% increase. The growth in the Company's servicing portfolio during the quarter ended May 31, 1995 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments, and scheduled amortization of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at May 31, 1995 was 7.7% compared to 7.2% at May 31, 1994. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is countercyclical to loan origination income.

      During the quarter ended May 31, 1995, the prepayment rate of the Company's servicing portfolio was 6%, as compared to 17% for the quarter ended May 31, 1994. In general, the prepayment rate is affected by the relative level of mortgage interest rates, activity in the home purchase market and the relative level of home prices in a particular market. The decrease in the prepayment rate is primarily attributable to decreased refinance activity caused by increased mortgage interest rates in the quarter ended May 31, 1995 from the quarter ended May 31, 1994. The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong loan production capability and a growing servicing portfolio. To mitigate the effect on earnings of higher amortization and impairment (which are deducted from loan servicing income) resulting from increased prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in value when interest rates decline (the "Servicing Hedge"). These financial instruments include call options on U.S. Treasury futures and MBS, interest rate floors and certain tranches of collateralized mortgage obligations ("CMOs").

      The CMOs, which consist primarily of principal-only ("P/O") securities, have been purchased at deep discounts to their par values. As interest rates decline, prepayments on the collateral underlying the CMOs should increase. These changes should result in a decline in the average lives of the P/O securities and an increase in the present values of their cash flows.

     The Servicing Hedge instruments utilized by the Company partially protect the value of the investment in servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the servicing rights increases while the value of the hedge instruments declines. However, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. During the quarter ended May 31, 1995, the Company recognized a net gain of $117.0 million from its Servicing Hedge. The net gain includes unrealized gains of $106.9 million and realized gains of $10.1 million from the sale of various financial instruments that comprise the Servicing Hedge. As a part of the adoption of SFAS No. 122, the Company has revised its servicing hedge accounting policy, effective with the quarter ended May 31, 1995, to adjust the basis of the servicing assets for unrealized gains or losses in the derivative financial instruments comprising the Servicing Hedge. There can be no assurance the Company's Servicing Hedge will generate gains in the future.

      The Company recorded amortization and impairment of its servicing assets in the quarter ended May 31, 1995 totaling $145.7 million (consisting of normal amortization amounting to $29.1 million and impairment of $116.7 million), compared to $23.0 million of amortization in the quarter ended May 31, 1994. SFAS No. 122 requires that all capitalized mortgage servicing rights be evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. Under SFAS No. 65, the impairment evaluation was made using either discounted or undiscounted cash flows. No uniform required level of disaggregation was specified. The Company used a disaggregated undiscounted method. The factors affecting the amount of amortization and impairment recorded in an accounting period include the level of prepayments during the period, the change in prepayment expectations and the amount of Servicing Hedge gains.

      During the quarter ended May 31, 1995, the Company acquired bulk servicing rights for loans with principal balances aggregating $3.0 billion at a price of $37.3 million or 1.26% of the aggregate outstanding principal balances of the servicing portfolios acquired. During the quarter ended May 31, 1994, the Company acquired bulk servicing rights for loans with principal balances aggregating $3.5 billion at a price of $42.9 million or 1.23% of the aggregate outstanding principal balances of the servicing portfolios acquired.

     Salaries and related expenses are summarized below for the quarters ended May 31, 1995 and 1994.

  (Dollar amounts in
   thousands)                   Quarter Ended May 31, 1995
                                         Loan
                         Production   Administrat     Other
                         Activities      ion        Activities     Total

  Base Salaries            $25,535    $6,653          $2,064       $34,252

  Incentive Bonus            8,000       136           1,754         9,890

  Payroll Taxes and
   Benefits                  4,998     1,202             297         6,497

  Total Salaries and
   Related Expenses        $38,533    $7,991          $4,115       $50,639

  Average Number of
   Employees                 2,350          961           308        3,619

  (Dollar amounts in
   thousands)                   Quarter Ended May 31, 1994
                                         Loan
                         Production   Administr       Other
                         Activities     ation       Activities     Total

  Base Salaries            $33,656    $5,492          $1,334       $40,482

  Incentive Bonus           10,693       110             683        11,486

  Payroll Taxes and
   Benefits                  6,541       958             665         8,164

  Total Salaries and
   Related Expenses        $50,890    $6,560          $2,682       $60,132

  Average Number of
   Employees                 3,389       804             204         4,397


      The amount of salaries decreased during the quarter ended May 31, 1995 primarily due to the decreased number of employees resulting from reduced loan production, offset somewhat by an increased number of employees due to a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries. Incentive bonuses earned during the quarter ended May 31, 1995 decreased primarily due to decreased loan production and decreased loan production personnel.

      Occupancy and other office expenses for the quarter ended May 31, 1995 slightly increased to $26.5 million from $26.0 million for the quarter ended May 31, 1994. This was due to increased office and equipment rental expenses resulting from the opening of four Consumer Markets Division branch offices in the quarter ended May 31, 1995, partially offset by a decline in expenses resulting from the closure of 19 Consumer Markets Division satellite offices.

      Guarantee fees (fees paid to guarantee timely and full payment of principal and interest on MBS and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio) for the quarter ended May 31, 1995 increased 37% to $26.0 million from $19.1 million for the quarter ended May 31, 1994. This increase resulted primarily from an increase in the servicing portfolio.

      Marketing expenses for the quarter ended May 31, 1995 decreased 12% to $6.0 million from $6.8 million for the quarter ended May 31, 1994. The decrease in marketing expenses reflected the Company's strategy to centralize and streamline its marketing functions.


      Other operating expenses for the quarter ended May 31, 1995 increased from the quarter ended May 31, 1994 by $1.5 million, or 6%. This increase was due primarily to increased activity in the Company's non-mortgage banking subsidiaries.

   Profitability of Loan Production and Servicing Activities

      In the quarter ended May 31, 1995, the Company's pre-tax loss from its loan production activities (which include loan origination and purchases, warehousing and sales) was $1.5 million. In the quarter ended May 31, 1994, the Company's comparable pre-tax earnings were $20.9 million. The decrease of $22.4 million was primarily attributable to lower loan production and increased price competition caused by lower demand for mortgage loans, partially offset by the effect of the adoption of SFAS No. 122 previously discussed and by a change of $10.0 million in the Company's internal method of allocating overhead between its production and servicing activities. In the quarter ended May 31, 1995, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance and acting as tax payment agent) was $60.0 million as compared to $32.0 million in the quarter ended May 31, 1994. The increase of $28.0 million was principally due to an increase in the size of the servicing portfolio, offset in part by the change in the Company's internal overhead allocation method discussed above.

INFLATION

      Inflation affects the Company in the areas of loan production and servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates increase, loan production, particularly from loan refinancings, decreases, although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by an improving economy or the anticipation of increasing real estate values. In such periods of reduced loan production, production margins may decline due to increased competition resulting from overcapacity in the market. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down. This extends the average life of the Company's servicing portfolio and reduces both amortization of the servicing assets and the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans which payments exceed the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). In addition, the rate of interest earned from the custodial balances tends to increase. Conversely, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings. This is primarily due to increased amortization and impairment of the Servicing Assets, a decreased rate of interest earned from the custodial balances, and increased Interest Costs Incurred on Payoffs.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently relies on commercial paper supported by its revolving credit facility, medium-term note issuances, pre-sale funding facilities, MBS and whole loan reverse-repurchase agreements, subordinated and unsecured notes and cash flow from operations. In addition, in the past the Company has relied on direct borrowings from its revolving credit facility, servicing-secured bank facilities, privately-placed financings and public offerings of preferred and common stock. See Note B to the Company's Consolidated Financial Statements included herein for more information on the Company's financings.

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

      In June 1995, CFC entered into an amendment to its revolving credit facility. The borrowing limit under the facility was increased by $500 million to $3 billion and the expiration date of the facility was extended from September 1997 to May 1998.

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

      In the course of the Company's mortgage banking operations, the Company sells to investors the mortgage loans it originates and purchases but generally retains the right to service the loans, thereby increasing the Company's investment in loan servicing rights. The Company views the sale of loans on a servicing-retained basis in part as an investment vehicle. Significant unanticipated prepayments in the Company's servicing portfolio could have a material adverse effect on the Company's future operating results and liquidity.

   Cash Flows

      Operating Activities In the quarter ended May 31, 1995, the Company's operating activities used cash of approximately $815 million on a short-term basis to fund the increase in its warehouse of mortgage loans. The Company's operating activities also generated $76 million of positive cash flow, which was principally allocated to the long-term investment in servicing as discussed below under "Investing Activities."

      Investing Activities The primary investing activity for which cash was used during the quarter ended May 31, 1995 was the investment in servicing. Net cash used by investing activities increased to $213 million for the quarter ended May 31, 1995 from $210 million for the quarter ended May 31, 1994. The additional cash outlay for servicing was offset somewhat by a lower cash outlay for purchases of property, equipment and leasehold improvements during the quarter ended May 31, 1995 than in the quarter ended May 31, 1994.

      Financing Activities Net cash provided by financing activities amounted to $947 million for the quarter ended May 31, 1995. Net cash used by financing activities amounted to $612 million for the quarter ended May 31, 1994. The increase in net cash provided was primarily the result of net short-term borrowings by the Company during the quarter ended May 31, 1995 and net short-term debt repayments in the quarter ended May 31, 1994.

PROSPECTIVE TRENDS

   Applications and Pipeline of Loans in Process

      During the quarter ended May 31, 1995, the Company received new loan applications at an average daily rate of $160 million and at May 31, 1995, the Company's pipeline of loans in process was $4.3 billion. This compares to a daily application rate during the quarter ended May 31, 1994 of $165 million and a pipeline of loans in process at May 31, 1994 of $4.4 billion. During most of the period from May 31, 1994 to February 28, 1995, interest rates increased, resulting in a decrease in demand for mortgage loans. However, during the quarter ended May 31, 1995, interest rates decreased, resulting in an increase in demand for mortgage loans. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 75% of the pipeline of loans in process has funded. In addition, the Company's Lock N' Shop Pipeline at May 31, 1995 was $1.6 billion and at May
31, 1994 was $2.7 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the extent of price competition in the market, the direction of interest rates, seasonal factors and general economic conditions. For the month ended June 30, 1995, the average daily amount of applications received was $199 million, and at June 30, 1995, the pipeline of loans in process was $5.0 billion and the Lock N' Shop pipeline was $1.6 billion.

   Market Factors

      Since late 1993, mortgage interest rates have increased. An environment of rising interest rates has resulted in lower production (particularly from refinancings) and greater price competition, which has adversely impacted earnings from loan production activities and may continue to do so in the future. The Company has taken steps to maintain its productivity and efficiency, particularly in the loan production area, by reducing staff and embarking on a program to reduce production-related and overhead costs. The Company has reduced its total staffing levels from approximately 4,100 at May 31, 1994 to approximately 3,600 at May 31, 1995. However, the rising interest rates enhanced earnings from the Company's loan servicing portfolio as amortization of the servicing assets and Interest Costs Incurred on Payoffs decreased from levels experienced during the prior periods of declining interest rates, and the rate of interest earned from the custodial balances associated with the Company's servicing portfolio increased. The decline in interest rates during the quarter ended May 31, 1995 resulted in impairment (as specified in SFAS No. 122) of $116.7 million and a servicing hedge gain of $117.0 million. In addition, the Company has further increased the size of its servicing portfolio, thereby increasing its servicing revenue base, by acquiring servicing contracts through bulk purchases. During quarter ended May 31, 1995, the Company purchased such servicing contracts with principal balances amounting to $3.0 billion. Prepayments in the Company's servicing portfolio were $1.6 billion during the quarter ended May 31, 1995 and $1.0 billion during the month of June 1995.

      The Company's primary competitors are commercial banks and savings and loans and mortgage banking subsidiaries of diversified companies, as well as other mortgage bankers. Particularly in California, savings and loans and other portfolio lenders have competed with the Company by offering aggressively priced adjustable-rate mortgage products which grew in popularity with the rise in interest rates. Generally, the Company has experienced significant price competition among mortgage lenders which has resulted in downward pressure on loan production earnings.

      Some regions in which the Company operates, particularly some regions of California, have been experiencing slower economic growth, and real estate financing activity in these regions has been negatively impacted. As a result, home lending activity for single- (one-to-four) family residences in these regions may also have experienced slower growth. The Company's California mortgage loan production (measured by principal balance) constituted 29% of its total production during the quarter ended May 31, 1995, down from 34% for the quarter ended May 31, 1994. The decline in the percentage of California loan production was due to the Company's continuing effort to expand its production capacity outside of California and the aggressively priced adjustable-rate mortgage products offered by the Company's competitors in the state. Since California's mortgage loan production constituted a significant portion of the Company's production during the quarter, there can be no assurance that the Company's operations will not continue to be adversely affected to the extent California continues to experience slower or negative economic growth resulting in decreased residential real estate lending activity or market factors further impact the Company's competitive position in the state.

      Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. Accordingly, any increase in foreclosure activity should not result in significant foreclosure losses to the Company. However, the Company's expenses may be increased somewhat as a result of the additional staff efforts required to foreclose on a loan. Similarly, government loans serviced by the Company (23% of the Company's servicing portfolio at May 31, 1995) are insured or partially guaranteed against loss by the Federal Housing Administration or the Veterans Administration. In the Company's view, the limited unreimbursed costs that may be incurred by the Company on government foreclosed loans are not material to the Company's consolidated financial statements.

   Servicing Hedge

      As previously discussed, the Company recorded a net gain of $117.0 million from its Servicing Hedge which is designed to partially protect its servicing investment from the effects of increased prepayment activity that generally results from declining interest rates. There can be no assurance the Company's Servicing Hedge will generate gains in the future.

                           PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

4.1 Form of Supplemental Indenture No.1 dated as of June 15, 1995, to the Indenture dated as of January 1, 1992, among CFC, CCI, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the registration statement on Form S-3 of CCI and CFC (File No. 33-59559) filed with the SEC on June 16, 1995).

4.2 Form of Medium-Term Notes, Series D (fixed-rate) of CFC (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to the registration statement on Form S-3 of CCI and CFC (File No. 33-59559) filed with the SEC on June 16, 1995).

4.3 Form of Medium-Term Notes, Series D (floating-rate) of CFC (incorporated by reference to Exhibit 4.11 to Amendment No. 2 to the registration statement on Form S-3 of CCI and CFC (File No. 33-59559) filed with the SEC on June 16, 1995).

10.1 First Amendment to Credit Documents dated as of June 1, 1995, by and among CFC, CCI, The First National Bank of Chicago, Bankers Trust Company and the Lenders Party Thereto.

11.1 Statement Regarding Computation of Per Share Earnings.

12.1 Computation of the Ratio of Earnings to Fixed Charges.

12.2 Computation of the Ratio of Earnings to Net Fixed Charges.

27    Financial Data Schedules (included only with the electronic filing  with the SEC).

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




                                     COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                              (Registrant)







     DATE:     July 14, 1995   /s/ Stanford L. Kurland
                               Senior Managing Director and
                              Chief Operating Officer




     DATE:     July 14, 1995   /s/ Carlos M. Garcia
                               Managing Director; Chief
                              Financial Officer and Chief
                              Accounting Officer
                              (Principal Financial Officer
                              and Principal Accounting
                              Officer)

                                   EXHIBIT INDEX




Exhibit Number                 Document Description

4.1 Form of Supplemental Indenture No.1 dated as of June 15, 1995, to the Indenture dated as of January 1, 1992, among CFC, CCI, and The Bank of New York, as trustee (incorporated by reference to Exhibit
          4.9 to Amendment No. 2 to the registration statement on Form S-3 of CCI and CFC (File No. 33-59559) filed with the SEC on June 16,
          1995).

4.2 Form of Medium-Term Notes, Series D (fixed-rate) of CFC (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to the registration statement on Form S-3 of CCI and CFC (File No. 33-59559) filed with the SEC on June 16, 1995).

4.3 Form of Medium-Term Notes, Series D (floating-rate) of CFC (incorporated by reference to Exhibit 4.11 to Amendment No. 2 to the registration statement on Form S-3 of CCI and CFC (File No. 33-59559) filed with the SEC on June 16, 1995).

10.1 First Amendment to Credit Documents dated as of June 1, 1995, by and among CFC, CCI, The First National Bank of Chicago, Bankers Trust Company and the Lenders Party Thereto.

11.1      Statement Regarding Computation of Per Share Earnings.

12.1      Computation of the Ratio of Earnings to Fixed Charges.

12.2      Computation of the Ratio of Earnings to Net Fixed Charges.

27 Financial Data Schedules (included only with the electronic filing with the SEC).