Form 10-Q
period 1995-08-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1995-10-13
CIK 25191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                                   (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended August 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

Commission File Number: 1-8422



                       COUNTRYWIDE CREDIT INDUSTRIES, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   13-2641992
-----------------------------------        -----------------------------------
   (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                Identification No.)

155 N. Lake Avenue, Pasadena, California                 91101
----------------------------------------     -------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (818) 304-8400
     -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes       X      No
                                                       --------       --------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Class                                    Outstanding at October 3, 1995
      -----                                    ------------------------------
Common Stock $.05 par value                             101,882,904

                                     PART I
                              FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       August 31,   February 28,
                                                                         1995           1995
                                                                     ------------   ------------
                                                                    (Dollar amounts in thousands)
ASSETS
Cash .............................................................   $      5,455   $     17,624
Receivables for mortgage loans shipped ...........................      2,236,407      1,174,648
Mortgage loans held for sale .....................................      2,084,511      1,724,177
Other receivables ................................................        428,233        476,754
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization .....................        138,170        145,612
Capitalized servicing fees receivable ............................        555,595        464,268
Mortgage servicing rights ........................................      1,471,097      1,332,629
Other assets .....................................................        444,472        243,950
                                                                     ------------   ------------

       Total assets ..............................................   $  7,363,940   $  5,579,662
                                                                     ============   ============

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets) ....................   $  2,126,707   $  1,063,676
                                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable ....................................................   $  5,479,172   $  3,963,091
Drafts payable issued in connection with mortgage loan closings ..        142,288        200,221
Accounts payable and accrued liabilities .........................         98,213        105,097
Deferred income taxes ............................................        425,447        368,695
                                                                     ------------   ------------
       Total liabilities .........................................      6,145,120      4,637,104

Commitments and contingencies

Shareholders' equity
Common stock -  authorized, ......................................
   240,000,000   shares of $.05 par  value;  issued and
   outstanding, 101,823,400 shares at August 31, 1995
   and 91,370,364 shares at February 28, 1995 ....................          5,091          4,568
Additional paid-in capital .......................................        813,546        608,289
Retained earnings ................................................        400,183        329,701
                                                                     ------------   ------------
       Total shareholders' equity ................................      1,218,820        942,558
                                                                     ------------   ------------

       Total liabilities and shareholders' equity ................   $  7,363,940   $  5,579,662
                                                                     ============   ============


Borrower and investor custodial accounts .........................   $  2,126,707   $  1,063,676
                                                                     ============   ============

The accompanying notes are an integral part of these statements ..




                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                                              (UNAUDITED)


                                                                          Three Months              Six Months
                                                                        Ended August 31,         Ended August 31,
                                                                        1995         1994         1995         1994
                                                                     ---------    ---------    ---------    ---------
                                                                    (Dollar amounts in thousands, except per share data)
Revenues
   Loan origination fees .........................................   $  53,385    $  49,041    $  94,906    $ 122,777
   Gain (loss) on sale of loans ..................................      19,283      (16,503)      32,014       (4,755)
                                                                     ---------    ---------    ---------    ---------
     Loan production revenue .....................................      72,668       32,538      126,920      118,022

    Interest earned ..............................................     116,726       72,868      208,457      163,650
    Interest charges .............................................     (98,148)     (54,379)    (178,260)    (118,022)
                                                                     ---------    ---------    ---------    ---------
      Net interest income ........................................      18,578       18,489       30,197       45,628

    Loan servicing income ........................................     139,131      103,248      268,513      199,178
    Less amortization and impairment of
     servicing assets ............................................     (53,678)     (25,068)    (199,421)     (48,068)
    Servicing hedge benefit (expense) ............................      18,105      (19,344)     135,080      (39,260)
    Less write-off of servicing hedge ............................        --        (25,600)        --        (25,600)
                                                                     ---------    ---------    ---------    ---------
      Net loan administration income .............................     103,558       33,236      204,172       86,250

    Gain on sale of servicing ....................................        --         56,880         --         56,880
    Commissions, fees and other income ...........................      14,506        9,963       26,984       21,444
                                                                     ---------    ---------    ---------    ---------

         Total revenues ..........................................     209,310      151,106      388,273      328,224
                                                                     ---------    ---------    ---------    ---------

Expenses
   Salaries and related expenses .................................      55,969       48,990      106,608      109,122
   Occupancy and other office expenses ...........................      24,538       25,611       51,083       51,616
   Guarantee fees ................................................      28,259       20,720       54,281       39,778
   Marketing expenses ............................................       6,589        5,395       12,540       12,152
   Branch and administrative office
     consolidation costs .........................................        --          8,000         --          8,000
   Other operating expenses ......................................      12,369       10,541       21,881       19,492
                                                                     ---------    ---------    ---------    ---------

         Total expenses ..........................................     127,724      119,257      246,393      240,160
                                                                     ---------    ---------    ---------    ---------

Earnings before income taxes .....................................      81,586       31,849      141,880       88,064
   Provision for income taxes ....................................      32,634       12,739       56,752       35,225
                                                                     ---------    ---------    ---------    ---------

   NET EARNINGS ..................................................   $  48,952    $  19,110    $  85,128    $  52,839
                                                                     =========    =========    =========    =========

Earnings per share
   Primary .......................................................   $    0.49    $    0.21    $    0.88    $    0.57
   Fully diluted .................................................   $    0.49    $    0.21    $    0.88    $    0.57


The accompanying notes are an integral part of these statements ..


              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six Months
                                                                             Ended August 31,
                                                                           1995            1994
                                                                       ------------    ------------
                                                                      (Dollar amounts in thousands)
   Cash flows from operating activities:
   Net earnings ..................................................   $     85,128    $     52,839
   Adjustments to reconcile net earnings to net cash
       (used) provided by operating activities:
     Amortization and impairment of mortgage servicing rights ....        162,821          46,768
     Amortization and impairment of capitalized servicing fees
           receivable ............................................         36,600           1,300
     Depreciation and other amortization .........................         14,175          12,647
     Deferred income taxes .......................................         56,752          35,225
     Gain on bulk sale of servicing rights .......................           --           (56,880)

     Origination and purchase of loans held for sale .............    (15,634,664)    (15,588,789)
     Principal repayments and sale of loans ......................     14,212,571      15,925,278
                                                                      ------------    ------------
       (Increase) decrease in mortgage loans shipped and held for
                            Sale .................................     (1,422,093)        336,489

     Increase in other receivables and other assets ..............       (154,833)        (15,153)
     (Decrease) increase in accounts payable and accrued liabilities       (6,884)         18,975
                                                                      ------------    ------------
       Net cash (used) provided by operating activities ..........     (1,228,334)        432,210
                                                                      ------------    ------------

Cash flows from investing activities:
   Additions to mortgage servicing rights ........................       (301,289)       (267,656)
   Additions to capitalized servicing fees receivable ............       (127,927)       (106,596)
   Proceeds from bulk sale of servicing rights ...................           --            20,547
   Purchase of property, equipment and leasehold
     improvements - net ..........................................         (3,901)        (21,800)
                                                                      ------------    ------------
       Net cash used by investing activities .....................       (433,117)       (375,505)
                                                                      ------------    ------------

Cash flows from financing activities:
   Net increase (decrease) in warehouse debt and other
     short-term borrowings .......................................      1,414,229        (176,029)
   Issuance of long-term debt ....................................        140,000         201,205
   Repayment of long-term debt ...................................        (96,081)        (65,418)
   Issuance of common stock ......................................        205,780             956
   Cash dividends paid ...........................................        (14,646)        (14,586)
                                                                      ------------    ------------
       Net cash provided (used) by financing activities ..........      1,649,282         (53,872)
                                                                      ------------    ------------

Net (decrease) increase in cash ..................................        (12,169)          2,833
Cash at beginning of period ......................................         17,624           4,034
                                                                      ============    ============
Cash at end of period ............................................   $      5,455    $      6,867
                                                                      ============    ============

Supplemental cash flow information:
   Cash used to pay interest .....................................   $    169,642    $    125,321
   Cash refunded from income taxes ...............................           --      ($       814)

The accompanying notes are an integral part of these statements ..

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

   The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended August 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 1995 of Countrywide Credit Industries, Inc. (the "Company").

     In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights, which the Company adopted effective March 1, 1995. SFAS No. 122 amended SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Since SFAS No. 122 prohibits retroactive application, historical accounting results have not been restated and, accordingly, the accounting results for the quarter and six months ended August 31, 1995 are not directly comparable to prior periods. See Note E.


NOTE B - NOTES PAYABLE

 Notes payable consisted of the following ........................

    (Dollar amounts in thousands) ................................   August 31,   February 28,
                                                                        1995         1995

    Commercial paper .............................................   $2,698,754   $2,122,348
    Revolving credit facility ....................................       75,000         --
    Medium-term notes, Series A, B, C and D,
      net of discounts ...........................................    1,438,300    1,393,900
    Reverse-repurchase agreements ................................      965,967      245,212
    Subordinated notes ...........................................      200,000      200,000
    Unsecured note payable, matured September 7, 1995 ............      100,000         --
    Other notes payable (2.40%-2.90%) ............................        1,151        1,631
                                                                     ==========   ==========
                                                                     $5,479,172   $3,963,091
                                                                     ==========   ==========



Revolving Credit Facility and Commercial Paper

    As of August 31, 1995, Countrywide Funding Corporation ("CFC"), the Company's mortgage banking subsidiary, had an unsecured credit agreement (revolving credit facility) with forty-three commercial banks permitting CFC to borrow an aggregate maximum amount of $3 billion, less commercial paper backed by the agreement. The amount available under the facility is subject to a borrowing base, which consists of mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CFC. The interest rate on direct borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. This interest rate varies, depending on CFC's credit ratings. The weighted average borrowing rate on direct borrowings and commercial paper borrowings for the six months ended August 31, 1995, including the effect of the interest rate swap agreements discussed below, was 5.91%. The weighted average borrowing rate on commercial paper outstanding as of August 31, 1995 was 5.83%. Under certain circumstances, including the failure to maintain specified minimum credit ratings, borrowings under the revolving credit facility and commercial paper may become secured by mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The facility expires in May 1998.

Medium-Term Notes

    As of August 31, 1995, outstanding medium-term notes issued by CFC under various shelf registrations filed with the Securities and Exchange Commission were as follows.

(Dollar amounts in thousands)
                       Outstanding Balance               Interest Rate    Maturity Date
                Floating-Rate Fixed-Rate    Total        From    To       From       To
                ----------  ----------   ----------      -----   ----   --------   -------

      Series A .     --        344,800      344,800      6.10%   8.79%  Mar 1997   Mar 2002

      Series B .   11,000      469,000      480,000      5.11%   6.98%  Mar 1996   Aug 2005

      Series C .  303,000      195,500      498,500      5.81%   8.43%  Dec 1997   Mar 2004

      Series D .  115,000         --        115,000      6.10%   6.22%  Aug 1998   Aug 2000
               ----------   ----------   ----------
       Total ..$  429,000   $1,009,300   $1,438,300
               ==========   ==========   ==========



    As of August 31, 1995, all of the outstanding fixed-rate notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the six months ended August 31, 1995, including the effect of the interest rate swap agreements, was 6.93%. In addition, as of August 31, 1995, $1.5 million and $385 million were available for future issuances under the Series C and Series D shelf registrations, respectively.

Reverse-Repurchase Agreements

    As of August 31, 1995, the Company had entered into short-term financing arrangements to sell mortgage-backed securities ("MBS") and whole loans under agreements to repurchase. The weighted average borrowing rate for the six months ended August 31, 1995 was 6.01%. The weighted average borrowing rate on reverse-repurchase agreements outstanding as of August 31, 1995 was 5.83%. The reverse-repurchase agreements were collateralized by either MBS or whole loans. All MBS and whole loans underlying reverse-repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical MBS or whole loans.

Pre-Sale Funding Facilities

    As of August 31, 1995, CFC had uncommitted revolving credit facilities with two government-sponsored entities and an affiliate of an investment banking firm. The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS.
Interest rates are based on LIBOR, federal funds and/or the prevailing rates for MBS reverse-repurchase agreements. The weighted average borrowing rate for all three facilities for the six months ended August 31, 1995 was 6.10%. As of August 31, 1995, the Company had no outstanding borrowings under any of these facilities.


NOTE C - SUBSEQUENT EVENTS

     On September 13, 1995, the Company declared a cash dividend of $0.08 per common share payable October 17, 1995 to shareholders of record on October 3, 1995.

NOTE D - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

    The  following   tables  present   summarized   financial   information  for
Countrywide Funding Corporation.


   (Dollar amounts in thousands) ............   August 31,   February 28,
                                                   1995         1995
   Balance Sheets:

     Mortgage loans shipped and held for sale   $4,320,918   $2,898,825
     Other assets ...........................    2,963,899    2,621,458
                                                ==========   ==========
        Total assets ........................   $7,284,817   $5,520,283
                                                ==========   ==========

     Short- and long-term debt ..............   $5,621,460   $4,152,712
     Other liabilities ......................      479,213      433,025
     Equity .................................    1,184,144      934,546
                                                ==========   ==========
       Total liabilities and equity .........   $7,284,817   $5,520,283
                                                ==========   ==========





    (Dollar amounts in thousands) ........... Six Months Ended August 31,
                                                   1995         1994
    Statements of Earnings:

      Revenues ..............................   $  363,793   $  310,146
      Expenses ..............................      229,667      227,020
      Provision for income taxes ............       53,650       33,251
                                                ----------   ----------
        Net earnings ........................   $   80,476   $   49,875
                                                ==========   ==========



NOTE E - IMPLEMENTATION OF NEW ACCOUNTING STANDARD

    In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, which the Company adopted effective March 1, 1995. The overall impact on the Company's financial statements of adopting SFAS No. 122 was an increase in net earnings for the quarter ended August 31, 1995 of $10.7 million, or $0.11 per fully diluted share. The overall impact on earnings for the six months ended August 31, 1995 was $19.6 million, or $0.20 per fully diluted share.

    SFAS No. 122 requires the recognition of originated mortgage servicing rights ("OMSRs"), as well as purchased mortgage servicing rights ("PMSRs"), as assets by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. Under SFAS No. 65, the cost of OMSRs was not recognized as an asset and was charged to earnings when the related loan was sold. The separate impact of recognizing OMSRs as assets in the Company's financial statements in accordance with SFAS No. 122 was an increase in net earnings of $24.8 million, or $0.25 per fully diluted share and $43.4 million, or $0.45 per fully diluted share for the quarter and six months ended August 31, 1995, respectively.

    With respect to PMSRs, SFAS No. 122 has a different cost allocation methodology than SFAS No. 65. In contrast to a cost allocation based on relative market value as set forth in SFAS No. 122, the prior requirement was to allocate the costs incurred in excess of the market value of the loans without the servicing rights to PMSRs. The separate impact of the application of the SFAS No. 122 cost allocation method, along with the effect of changes in market conditions, was to reduce PMSR capitalization by $14.1 million, or $0.14 per fully diluted share and $23.8 million, or $0.25 per fully diluted share, for the quarter and six months ended August 31, 1995, respectively.

    SFAS No. 122 also requires that all capitalized mortgage servicing rights ("MSRs") be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. For purposes of measuring impairment, MSRs are stratified on the basis of interest rate and type of interest rate (fixed or adjustable). In addition to normal amortization of the servicing assets amounting to $41.2 million and $70.3 million for the quarter and six months ended August 31, 1995, respectively, the Company reduced the servicing assets by an additional $12.5 million and $129.1 million of impairment during the quarter and six months ended August 31, 1995, respectively. The entire amount of such impairment was offset by a pre-tax net gain of $18.1 million and $135.1 million for the quarter and six months ended August 31, 1995, respectively, in the Company's servicing hedge which is designed to protect its servicing investment. The net gain included net unrealized gains of $2.4 million and $92.5 million and net realized gains of $15.7 million and $42.6 million for the quarter and six months ended August 31, 1995, respectively, from the sale of various financial instruments that comprise the hedge. As a part of the adoption of SFAS No. 122, the Company revised its servicing hedge accounting policy, effective March 1, 1995, to adjust the basis of the servicing assets for unrealized gains or losses in the derivative financial instruments comprising the servicing hedge.


NOTE F - SERVICING HEDGE

    The following summarizes the notional amounts of servicing hedge derivative contracts.

                                           Long Call Options
                             Interest Rate on U.S. Treasury   Long Call Options
(Dollar amounts in millions)    Floors         Futures             on MBS

Balance, February 28, 1995 .   $ 4,000          $  --            $  --
       Additions ...........     9,000            2,950           1,500
       Dispositions ........       --              (950)            --
                            ------------- ------------------  -----------------
Balance, August 31, 1995 ...   $13,000          $ 2,000         $ 1,500
                            ============= ==================  =================

NOTE G - VALUATION ALLOWANCE FOR CAPITALIZED MORTGAGE SERVICING RIGHTS

    The following summarizes the aggregate activity in the valuation allowances for capitalized mortgage servicing rights.


(Dollar amounts in thousands)      Aggregate Balances


  At February 28, 1995                  $  --
   Additions charged                   49,175
                                       -------
  At August 31, 1995                  $49,175
                                       =======



NOTE H - RATIO OF EARNINGS TO FIXED CHARGES

    The ratios of earnings to fixed charges for the six months ended August 31, 1995 and 1994 were 1.78 and 1.72, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before Federal income taxes, plus fixed charges. Fixed charges include interest expense on debt and the portion of rental expenses which is considered to be representative of the interest factor (one-third of operating leases). Since the major portion of the Company's interest costs is incurred to finance mortgage loans which generate interest income, and since interest income and interest expense are generated simultaneously, management believes that a more meaningful measure of its debt service requirements is the ratio of earnings to net fixed charges. Under this alternative formula, net fixed charges are defined as interest expense on debt, other than debt incurred to finance the Company's mortgage loan inventory, plus the interest element (one-third of operating leases). Under such alternative formula, these ratios for the six months ended August 31, 1995 and 1994 were 5.67 and 3.82, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended August 31, 1995 Compared to Quarter Ended August 31, 1994

         Revenues for the quarter ended August 31, 1995 increased 39% to $209.3 million from $151.1 million for the quarter ended August 31, 1994. Net earnings increased 156% to $49.0 million for the quarter ended August 31, 1995 from $19.1 million for the quarter ended August 31, 1994. Effective March 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. Since SFAS No. 122 prohibits retroactive application, historical accounting results have not been restated and, accordingly, the accounting results for the quarter ended August 31, 1995 are not directly comparable to prior periods. The overall impact on the Company's financial statements of adopting SFAS No. 122 was an increase in net earnings for the quarter ended August 31, 1995 of $10.7 million, or $0.11 per fully diluted share. In addition to the accounting change, the increase in revenues and net earnings for the quarter ended August 31, 1995 compared to the quarter ended August 31, 1994 was attributable to an increase in the size of the Company's servicing portfolio, higher production volume and improved pricing margins, partially offset by the non-recurring gain on the sale of servicing in the prior year which was offset, in part, by a non-recurring write-off of the servicing hedge in the prior year.

         The total volume of loans produced increased 42% to $8.9 billion for the quarter ended August 31, 1995 from $6.2 billion for the quarter ended August 31, 1994. Refinancings totaled $2.6 billion, or 28% of total fundings, for the quarter ended August 31, 1995, as compared to $1.2 billion, or 20% of total fundings, for the quarter ended August 31, 1994. Fixed-rate loan production totaled $6.7 billion, or 75% of total fundings, for the quarter ended August 31, 1995, as compared to $4.0 billion, or 66% of total fundings, for the quarter ended August 31, 1994. Production in the Company's Consumer Markets Division increased to $2.0 billion for the quarter ended August 31, 1995 compared to production of $1.8 for the quarter ended August 31, 1994. Production in the Company's Wholesale Division increased to $2.1 billion for the quarter ended August 31, 1995 compared to $2.0 billion for the quarter ended August 31, 1994. The Company's Correspondent Division purchased $4.8 billion in mortgage loans for the quarter ended August 31, 1995 compared to $2.4 billion for the quarter ended August 31, 1994. The factors which affect the relative volume of production among the Company's three divisions include pricing decisions and the relative competitiveness of such pricing, the level of real estate and mortgage lending activity in each Division's markets, and the success of each Division's sales and marketing efforts.

         At August 31, 1995 and 1994, the Company's pipeline of loans in process was $5.2 billion and $3.7 billion, respectively. In addition, at August 31, 1995, the Company had committed to make loans in the amount of $1.2 billion, subject to property identification and borrower qualification ("LOCK N' SHOPSM Pipeline"). At August 31, 1994, the LOCK N' SHOP Pipeline was $3.2 billion. Historically, approximately 43% to 75% of the pipeline of loans in process has funded. For the quarters ended August 31, 1995 and 1994, the Company received 115,782 and 69,896 new loan applications, respectively, at an average daily rate of $196 million and $121 million, respectively. The following actions were taken during the quarter ended August 31, 1995 on the total applications received during that quarter: 59,502 loans (51% of total applications received) were funded and 15,764 applications (14% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during the quarter ended August 31, 1994 on the total applications received during that quarter: 36,648 loans (52% of total applications received) were funded and 7,939 applications (11% of total applications received) were either rejected by the Company or withdrawn by the applicant. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.

         Loan origination fees increased during the quarter ended August 31, 1995 as compared to the quarter ended August 31, 1994 due to higher loan production that resulted from a decrease in the level of mortgage interest rates. The percentage increase in loan origination fees was less than the percentage increase in total production. This is primarily because production by the Correspondent Division (which, due to lower cost structures, charges lower origination fees per dollar loaned) comprised a greater percentage of total production in the quarter ended August 31, 1995 than in the quarter ended August 31, 1994. Gain (loss) on sale of loans improved during the quarter ended August 31, 1995 as compared to the quarter ended August 31, 1994 primarily due to improved pricing margins and the impact of adopting SFAS No. 122. SFAS No. 122 requires the recognition of originated mortgage servicing rights ("OMSRs"), as well as purchased mortgage servicing rights ("PMSRs"), as assets by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. This accounting methodology, in turn, increases the gain (or reduces the loss) on sale of loans as compared to the accounting results obtained under SFAS No. 65, the previously applicable accounting standard. Under SFAS No. 65, the cost of OMSRs was not recognized as an asset and was included in the gain or loss recorded when the related loan was sold. The separate impact of recognizing OMSRs as assets in the Company's financial statements in accordance with SFAS No. 122 for the quarter ended August 31, 1995 was an increase in gain on sale of loans of $41.3 million.

         With respect to PMSRs, SFAS No. 122 has a different cost allocation methodology than SFAS No. 65. In contrast to a cost allocation based on relative market value as set forth in SFAS No. 122, the prior requirement was to allocate the costs incurred in excess of the market value of the loans without the servicing rights to PMSRs. During the quarter ended August 31, 1995, the separate impact of the application of the SFAS No. 122 cost allocation method, along with the effect of changes in market conditions, was to reduce PMSR capitalization, and therefore negatively impact gain (loss) on sale of loans, by $23.5 million. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including loan pricing decisions, interest rate volatility, the general direction of interest rates and the volume of loans produced.

         Net interest income (interest earned net of interest charges) increased to $18.6 million for the quarter ended August 31, 1995 from $18.5 million for the quarter ended August 31, 1994. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($9.4 million and $7.8 million for the quarters ended August 31, 1995 and 1994, respectively); (ii) interest expense related to the Company's investment in servicing rights ($15.5 million and $2.4 million for the quarters ended August 31, 1995 and 1994, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($24.7 million and $13.1 million for the quarters ended August 31, 1995 and 1994, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was attributable to an increase in the average amount of the mortgage loan warehouse due to increased production, offset somewhat by a lower net earnings rate. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The increase in net interest income earned from the custodial balances was related to an increase in the earnings rate and an increase in the average custodial balances (caused by growth of the servicing portfolio and an increase in prepayments) from the quarter ended August 31, 1994 to the quarter ended August 31, 1995.

         During the quarter ended August 31, 1995, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At August 31, 1995, the Company serviced $126.4 billion of loans (including $1.7 billion of loans subserviced for others) compared to $96.8 billion (including $1.1 billion of loans subserviced for others) at August 31, 1994, a 31% increase. The growth in the Company's servicing portfolio during the quarter ended August 31, 1995 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments, and scheduled amortization of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at August 31, 1995 was 7.8% compared to 7.3% at August 31, 1994. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is countercyclical to loan production income.

         During the quarter ended August 31, 1995, the prepayment rate of the Company's servicing portfolio was 13%, as compared to 8% for the quarter ended August 31, 1994. In general, the prepayment rate is affected by the relative level of mortgage interest rates, activity in the home purchase market and the relative level of home prices in a particular market. The increase in the prepayment rate is primarily attributable to increased refinance activity caused by decreased mortgage interest rates in the quarter ended August 31, 1995 from the quarter ended August 31, 1994. The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong loan production capability and a growing servicing portfolio. To mitigate the effect on earnings of higher amortization and impairment (which are deducted from loan servicing income) resulting from increased prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in value when interest rates decline (the "Servicing Hedge"). These financial instruments include call options on U.S. Treasury futures and MBS, interest rate floors and certain tranches of collateralized mortgage obligations ("CMOs").

         The CMOs, which consist primarily of principal-only ("P/O") securities, have been purchased at deep discounts to their par values. As interest rates decline, prepayments on the collateral underlying the CMOs should increase. These changes should result in a decline in the average lives of the P/O securities and an increase in the present values of their cash flows.

         The Servicing Hedge instruments utilized by the Company are designed to protect the value of the investment in servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the servicing rights increases while the value of the hedge instruments declines. However, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. During the quarter ended August 31, 1995, the Company recognized a net gain of $18.1 million from its Servicing Hedge. The net gain included unrealized gains of $2.4 million and realized gains of $15.7 million from the sale of various financial instruments that comprise the Servicing Hedge. As a part of the adoption of SFAS No. 122, the Company has revised its servicing hedge accounting policy, effective March 1, 1995, to adjust the basis of the servicing assets for unrealized gains or losses in the derivative financial instruments comprising the Servicing Hedge. There can be no assurance the Company's Servicing Hedge will generate gains in the future.

         The Company recorded amortization and impairment of its servicing assets in the quarter ended August 31, 1995 totaling $53.7 million (consisting of normal amortization amounting to $41.2 million and impairment of $12.5 million), compared to $25.1 million of amortization in the quarter ended August 31, 1994. SFAS No. 122 requires that all capitalized mortgage servicing rights be evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. Under SFAS No. 65, the impairment evaluation could be made using either discounted or undiscounted cash flows. No uniform required level of disaggregation was specified. The Company used a disaggregated undiscounted method. The factors affecting the amount of amortization and impairment recorded in an accounting period include the level of prepayments during the period, the change in prepayment expectations and the amount of Servicing Hedge gains.

         During the quarter ended August 31, 1995, the Company acquired bulk servicing rights for loans with principal balances aggregating $0.5 billion at a price of 1.10% of the aggregate outstanding principal balance of the servicing portfolios acquired. During the quarter ended August 31, 1994, the Company acquired bulk servicing rights for loans with principal balances aggregating $5.1 billion at a price of approximately $68.9 million or 1.34% of the aggregate outstanding principal balance of the servicing portfolios acquired.

         During the quarter ended August 31, 1994, the Company sold servicing rights for loans with principal balances of $5.9 billion and recognized a gain of $56.9 million. No servicing rights were sold during the quarter ended August 31, 1995.

         Salaries and related expenses are summarized below for the quarters ended August 31, 1995 and 1994.


   (Dollar amounts in thousands) .      Quarter Ended August 31, 1995
                                 Production       Loan          Other
                                 Activities  Administration  Activities  Total


   Base Salaries ...............  $27,893     $ 7,337        $ 2,389    $37,619

   Incentive Bonus .............   11,711         114            813     12,638

   Payroll Taxes and Benefits ..    4,266       1,171            275      5,712
                                  -------     -------        -------    -------

   Total Salaries and Related     $43,870     $ 8,622        $ 3,477    $55,969
   Expenses
                                   =======    =======        =======    =======

   Average Number of Employees ..   2,509       1,036            189      3,734






   (Dollar amounts in thousands) .       Quarter Ended August 31, 1994
                                 Production       Loan          Other
                                 Activities  Administration  Activities  Total

   Base Salaries ...............  $26,602     $ 5,926        $ 1,205    $33,733

   Incentive Bonus .............    7,934          98          2,085     10,117

   Payroll Taxes and Benefits ..    4,047         956            137      5,140
                                  -------     -------        -------    -------

   Total Salaries and Related     $38,583     $ 6,980        $ 3,427    $48,990
   Expenses
                                   =======    =======        =======    =======

   Average Number of Employees ..   2,430         835            120      3,385



         The amount of salaries increased during the quarter ended August 31, 1995 primarily due to the increased number of employees resulting from increased production volume, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries. Incentive bonuses earned during the quarter ended August 31, 1995 increased primarily due to larger loan production and increased loan production personnel, offset somewhat by reduced bonuses paid to employees of the Company's non-mortgage banking subsidiaries.

         Occupancy and other office expenses for the quarter ended August 31, 1995 decreased to $24.5 million from $25.6 million for the quarter ended August 31, 1994. The decrease was primarily the result of decreased office and equipment rental expenses resulting from the closure of 10 Wholesale Division branch offices from the quarter ended August 31, 1994 to the quarter ended August 31, 1995.

         Guarantee fees (fees paid to guarantee timely and full payment of principal and interest on MBS and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio) for the quarter ended August 31, 1995 increased 36% to $28.3 million from $20.7 million for the quarter ended August 31, 1994. This increase resulted primarily from an increase in the servicing portfolio.

         Marketing expenses for the quarter ended August 31, 1995 increased 22% to $6.6 million from $5.4 million for the quarter ended August 31, 1994. The increase in marketing expenses reflected the Company's implementation of a new marketing plan.

         In the quarter ended August 31, 1994, the Company incurred an $8.0 million charge related to the consolidation and relocation of branch and administrative offices that occurred as a result of the reduction in staff caused by declining production. No such charge was incurred in the quarter ended August 31, 1995.

         Other operating expenses for the quarter ended August 31, 1995 increased from the quarter ended August 31, 1994 by $1.8 million, or 17%. This increase was primarily due to increased activity in the Company's servicing operations and non-mortgage banking subsidiaries.

   Profitability of Loan Production and Servicing Activities

         In the quarter ended August 31, 1995, the Company's pre-tax earnings from its loan production activities (which include loan origination and purchases, warehousing and sales) were $17.9 million. In the quarter ended August 31, 1994, the Company's comparable pre-tax loss was $38.3 million. The increase of $56.2 million was primarily attributable to increased loan production, improved pricing margins, the effect of the adoption of SFAS No. 122 previously discussed and a change of $10.5 million in the Company's internal method of allocating overhead between its production and servicing activities. In the quarter ended August 31, 1995, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance and acting as tax payment agent) was $60.9 million as compared to $68.1 million in the quarter ended August 31, 1994. The decrease of $7.2 million was principally due to a non-recurring gain on the sale of servicing in the prior year (which was offset, in part, by a non-recurring write-off of the servicing hedge in the prior year) and the change in the Company's internal overhead allocation method discussed above, partially offset by an increase in the size of the servicing portfolio.


RESULTS OF OPERATIONS

Six Months Ended August 31, 1995 Compared to Six Months Ended August 31, 1994

         Revenues for the six months ended August 31, 1995 increased 18% to $388.3 million from $328.2 million for the six months ended August 31, 1994. Net earnings increased 61% to $85.1 million for the six months ended August 31, 1995 from $52.8 million for the six months ended August 31, 1994. Since SFAS No. 122 prohibits retroactive application, historical accounting results have not been restated and, accordingly, the accounting results for the six months ended August 31, 1995 are not directly comparable to prior periods. The overall impact on the Company's financial statements of adopting SFAS No. 122 was an increase in net earnings for the six months ended August 31, 1995 of $19.6 million, or $0.20 per fully diluted share. In addition to the accounting change, the increase in revenues and net earnings for the six months ended August 31, 1995 compared to the six months ended August 31, 1994 was attributable to an increase in the size of the Company's servicing portfolio and improved pricing margins, partially offset by the non-recurring gain on the sale of servicing in the prior year which was offset, in part, by a non-recurring write-off of the servicing hedge in the prior year.

         The total volume of loans produced was $15.6 billion for each of the six months ended August 31, 1995 and August 31, 1994. Refinancings totaled $3.6 billion, or 23% of total fundings, for the six months ended August 31, 1995, as compared to $6.1 billion, or 39% of total fundings, for the six months ended August 31, 1994. Fixed-rate mortgage loan production totaled $11.2 billion, or 72% of total fundings, for the six months ended August 31, 1995, as compared to $11.5 billion, or 73% of total fundings, for the six months ended August 31, 1994. Production in the Company's Consumer Markets Division decreased to $3.3 billion for the six months ended August 31, 1995 compared to $4.7 billion for the six months ended August 31, 1994. Production in the Company's Wholesale Division decreased to $3.9 billion for the six months ended August 31, 1995 compared to $5.0 billion for the six months ended August 31, 1994. The Company's Correspondent Division purchased $8.4 billion in mortgage loans for the six months ended August 31, 1995 compared to $5.9 billion for the six months ended August 31, 1994.

         For the six months ended August 31, 1995 and 1994, the Company received 216,987 and 160,796 new loan applications, respectively, at an average daily rate of $178 million and $143 million, respectively. The following actions were taken during the six months ended August 31, 1995 on the total applications received during that six months: 131,694 loans (61% of total applications received) were funded and 40,674 applications (19% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during the six months ended August 31, 1994 on the total applications received during that six months: 100,670 loans (63% of total applications received) were funded and 30,743 applications (19% of total applications received) were either rejected by the Company or withdrawn by the applicant.

         Loan origination fees decreased during the six months ended August 31, 1995 as compared to the six months ended August 31, 1994 primarily because production by the Correspondent Division comprised a greater percentage of total production in the six months ended August 31, 1995 than in the six months ended August 31, 1994. Gain (loss) on sale of loans improved during the six months ended August 31, 1995 as compared to the six months ended August 31, 1994 primarily due to the impact of adopting SFAS No. 122. The separate impact of recognizing OMSRs as assets in the Company's financial statements in accordance with SFAS No. 122 for the six months ended August 31, 1995 was an increase in gain on sale of loans of $72.4 million. The separate impact of the application of the SFAS No. 122 cost allocation method, along with the effect of changes in market conditions, was to reduce PMSR capitalization, and therefore negatively impact gain (loss) on sale of loans, by $39.7 million during the six months ended August 31, 1995.

         Net interest income (interest earned net of interest charges) decreased to $30.2 million for the six months ended August 31, 1995 from $45.6 million for the six months ended August 31, 1994. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($11.6 million and $27.2 million for the six months ended August 31, 1995 and 1994, respectively); (ii) interest expense related to the Company's investment in servicing rights ($24.2 million and $8.8 million for the six months ended August 31, 1995 and 1994, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($42.8 million and $27.2 million for the six months ended August 31, 1995 and 1994, respectively). The decrease in net interest income from the mortgage loan warehouse was primarily attributable to a lower net earnings rate. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio. The increase in net interest income earned from the custodial balances was related to an increase in the earnings rate and an increase in the average custodial balances from the six months ended August 31, 1994 to the six months ended August 31, 1995.

         During the six months ended August 31, 1995, loan administration income was positively affected by the continued growth of the loan servicing portfolio. The growth in the Company's servicing portfolio during the six months ended August 31, 1995 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments, and scheduled amortization of mortgage loans.

         During the six months ended August 31, 1995, the prepayment rate of the Company's servicing portfolio was 9%, as compared to 13% for the six months ended August 31, 1994. The decrease in the prepayment rate was due to a decline in the level of refinancings caused by generally higher interest rates prior to and during the six months ended August 31, 1995 than prior to and during the six months ended August 31, 1994.

         During the six months ended August 31, 1995, the Company recognized a net gain of $135.1 million from its Servicing Hedge. The net gain included unrealized gains of $92.5 million and realized gains of $42.6 million from the sale of various financial instruments that comprise the Servicing Hedge.

         The Company recorded amortization and impairment of its servicing assets in the six months ended August 31, 1995 totaling $199.4 million (consisting of normal amortization amounting to $70.3 million and impairment of $129.1 million), compared to $48.1 million of amortization in the six months ended August 31, 1994.

         During the six months ended August 31, 1995, the Company acquired bulk servicing rights for loans with principal balances aggregating $3.5 billion at a price of approximately $44.3 million or 1.28% of the aggregate outstanding principal balance of the servicing portfolios acquired. During the six months ended August 31, 1994, the Company acquired bulk servicing rights for loans with principal balances aggregating $8.6 billion at a price of approximately $119.8 million or 1.30% of the aggregate outstanding principal balance of the servicing portfolios acquired.

         During the six months ended August 31, 1994, the Company sold servicing righs for loans with principal balances of $5.9 billion and recognized a gain of $56.9 million. No servicing rights were sold during the six months ended August 31, 1995.

         Salaries and related expenses are summarized below for the six months ended August 31, 1995 and 1994.


   (Dollar amounts in thousands)       Six Months Ended August 31, 1995
                                 Production       Loan          Other
                                 Activities  Administration  Activities  Total

   Base Salaries ..............  $ 53,428     $ 13,990       $  4,453  $ 71,871

   Incentive Bonus ............    19,711          249          2,567    22,527

   Payroll Taxes and Benefits .     9,264        2,373            573    12,210
                                  -------     --------       --------   -------

   Total Salaries and Related    $ 82,403     $ 16,612       $  7,593  $106,608
   Expenses
                                  =======     ========       ========   =======

   Average Number of Employees .    2,438          998            167     3,603


   (Dollar amounts in thousands)       Six Months Ended August 31, 1994
                                 Production       Loan          Other
                                 Activities  Administration  Activities  Total


   Base Salaries ..............  $ 60,258     $ 11,419       $  2,921  $ 74,598

   Incentive Bonus ............    18,628          208          2,767    21,603

   Payroll Taxes and Benefits .    10,587        1,914            420    12,921
                                  -------     --------       --------   -------

   Total Salaries and Related    $ 89,473     $ 13,541       $  6,108  $109,122
   Expenses
                                  =======     ========       ========   =======

   Average Number of Employees .    2,910          819            112     3,841

         The amount of salaries decreased during the six months ended August 31, 1995 primarily due to the decreased number of employees resulting from the Company's strategy to increase productivity and efficiency primarily in the loan production area, offset somewhat by an increased number of employees due to a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries.

         Occupancy and other office expenses for the six months ended August 31, 1995 decreased slightly to $51.1 million from $51.6 million for the six months ended August 31, 1994. The decrease was due to the net reduction in costs resulting from the opening and closing of various Consumer Markets and Wholesale Division branch offices.

         Guarantee fees for the six months ended August 31, 1995 increased 36% to $54.3 million from $39.8 million for the six months ended August 31, 1994. This increase resulted primarily from an increase in the servicing portfolio.

     Marketing expenses for the six months ended August 31, 1995 increased 3% to $12.5 million from $12.2 million for the six months ended August 31, 1994.
         In the six months ended August 31, 1994, the Company incurred an $8.0 million charge related to the consolidation and relocation of branch and administrative offices that occurred as a result of the reduction in staff caused by declining production. No such charge was incurred in the six months ended August 31, 1995.

         Other operating expenses for the six months ended August 31, 1995 increased from the six months ended August 31, 1994 by $2.4 million, or 12%. This increase was due primarily to increased activity in the Company's servicing operations and non-mortgage banking subsidiaries.


Profitability of Loan Production and Servicing Activities

         In the six months ended August 31, 1995, the Company's pre-tax earnings from its loan production activities were $16.5 million. In the six months ended August 31, 1994, the Company's comparable pre-tax loss was $17.4 million. The increase of $33.9 million was primarily attributable to improved pricing margins, the effect of the adoption of SFAS No. 122 previously discussed and a change of $20.5 million in the Company's internal method of allocating overhead between its production and servicing activities. In the six months ended August 31, 1995, the Company's pre-tax income from its loan servicing activities was $120.9 million as compared to $100.1 million in the six months ended August 31, 1994. The increase of $20.8 million was principally due to the increase in the size of the servicing portfolio, partially offset by the change in the Company's internal overhead allocation method discussed above and a non-recurring gain on the sale of servicing in the prior year (which was offset, in part, by a non-recurring write-off of the servicing hedge in the prior year).


INFLATION

         Inflation affects the Company in the areas of loan production and servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates increase, loan production, particularly from loan refinancings, decreases, although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by an improving economy or the anticipation of increasing real estate values. In such periods of reduced loan production, production margins may decline due to increased competition resulting from overcapacity in the market. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down. This extends the average life of the Company's servicing portfolio and reduces both amortization of the servicing assets and Interest Costs Incurred on Payoffs. In addition, the rate of interest earned from the custodial balances tends to increase. Conversely, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings. This is primarily due to increased amortization and impairment of the Servicing Assets (which may be offset by income from the Servicing Hedge), a decreased rate of interest earned from the custodial balances, and increased Interest Costs Incurred on Payoffs.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently utilizes commercial paper supported by its revolving credit facility, medium-term notes, pre-sale funding facilities, MBS and whole loan reverse-repurchase agreements, subordinated notes, unsecured notes, cash flow from operations and direct borrowings from its revolving credit facility. In June 1995, the Company completed a public offering of its common stock through the issuance and sale of 10,000,000 shares at a price of $21 per share. In addition, in the past the Company has utilized servicing-secured bank facilities, privately-placed financings and public offerings of preferred stock. See Note B to the Company's Consolidated Financial Statements included herein for more information on the Company's financings.

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

         In connection with its derivative contracts, the Company may be required to deposit cash or certain government securities or obtain letters of credit to meet margin requirements. The Company considers such potential margin requirements in its overall liquidity management.

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

   Cash Flows

         Operating Activities In the six months ended August 31, 1995, the Company's operating activities used cash of approximately $1.4 billion on a short-term basis to fund the increase in its warehouse of mortgage loans. The Company's operating activities also generated $194 million of positive cash flow, which was principally allocated to the long-term investment in servicing as discussed below under "Investing Activities."

         Investing Activities The primary investing activity for which cash was used during the six months ended August 31, 1995 was the investment in servicing. Net cash used by investing activities increased to $433 million for the six months ended August 31, 1995 from $376 million for the six months ended August 31, 1994.

         Financing Activities Net cash provided by financing activities amounted to $1.6 billion for the six months ended August 31, 1995. Net cash used by financing activities amounted to $54 million for the six months ended August 31, 1994. The increase in net cash provided was primarily the result of net short-term borrowings by the Company during the six months ended August 31, 1995 and net short-term debt repayments in the six months ended August 31, 1994.

PROSPECTIVE TRENDS

   Applications and Pipeline of Loans in Process

         During the six months ended August 31, 1995, the Company received new loan applications at an average daily rate of $178 million and at August 31, 1995, the Company's pipeline of loans in process was $5.2 billion. This compares to a daily application rate during the six months ended August 31, 1994 of $143 million and a pipeline of loans in process at August 31, 1994 of $3.7 billion. During most of the period from August 31, 1994 to February 28, 1995, interest rates increased, resulting in a decrease in demand for mortgage loans. However, during the six months ended August 31, 1995, interest rates decreased, resulting in an increase in demand for mortgage loans. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 75% of the pipeline of loans in process has funded. In addition, the Company's LOCK N' SHOP Pipeline at August 31, 1995 was $1.2 billion and at August 31, 1994 was $3.2 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the extent of price competition in the market, the direction of interest rates, seasonal factors and general economic conditions. For the month ended September 30, 1995, the average daily amount of applications received was $208 million, and at September 30, 1995, the pipeline of loans in process was $5.3 billion and the LOCK N' SHOP pipeline was $1.4 billion.

   Market Factors

         Mortgage interest rates generally increased in 1994 and have declined in 1995. The environment of rising interest rates resulted in lower production (particularly from refinancings) and greater price competition, which adversely impacted earnings from loan production activities and may continue to do so in the future. The Company took steps to maintain its productivity and efficiency, particularly in the loan production area, by reducing staff and embarking on a program to reduce production-related and overhead costs. However, the rising interest rates enhanced earnings from the Company's loan servicing portfolio as amortization and impairment of the servicing assets and Interest Costs Incurred on Payoffs decreased from levels experienced during the prior periods of declining interest rates and the rate of interest earned from the custodial balances associated with the Company's servicing portfolio increased. The decline in interest rates during the six months ended August 31, 1995 resulted in impairment (as specified in SFAS No. 122) of $129.1 million and a servicing hedge gain of $135.1 million. In addition, the Company has further increased the size of its servicing portfolio, thereby increasing its servicing revenue base, by acquiring servicing contracts through bulk purchases. During the six months ended August 31, 1995, the Company purchased such servicing contracts with principal balances amounting to $3.5 billion. Prepayments in the Company's servicing portfolio were $5.3 billion during the six months ended August 31, 1995 and $1.2 billion during the month of September 1995.

         The Company's primary competitors are commercial banks and savings and loans and mortgage banking subsidiaries of diversified companies, as well as other mortgage bankers. Particularly in California, savings and loans and other portfolio lenders have competed with the Company by offering aggressively priced adjustable-rate mortgage products which grow in popularity when in interest rates rise. Generally, the

Company has experienced significant price competition among mortgage lenders which has resulted in downward pressure on loan production earnings.

         Some regions in which the Company operates, particularly some regions of California, have been experiencing slower economic growth, and real estate financing activity in these regions has been negatively impacted. As a result, home lending activity for single- (one-to-four) family residences in these regions may also have experienced slower growth. The Company's California mortgage loan production (measured by principal balance) constituted 30% of its total production during the six months ended August 31, 1995, down from 31% for the six months ended August 31, 1994. The Company is making a continued effort to expand its production capacity outside of California. Since California's mortgage loan production constituted a significant portion of the Company's production during the period, there can be no assurance that the Company's operations will not continue to be adversely affected to the extent California continues to experience slower or negative economic growth resulting in decreased residential real estate lending activity or market factors further impact the Company's competitive position in the state.

         Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. Accordingly, any increase in foreclosure activity should not result in significant foreclosure losses to the Company. However, the Company's expenses may be increased somewhat as a result of the additional staff efforts required to foreclose on a loan. Similarly, government loans serviced by the Company (23% of the Company's servicing portfolio at August 31, 1995) are insured or partially guaranteed against loss by the Federal Housing Administration or the Veterans Administration. In the Company's view, the limited unreimbursed costs that may be incurred by the Company on government foreclosed loans are not material to the Company's consolidated financial statements.

   Servicing Hedge

         As previously discussed, the Company recorded a net gain of $135.1 million from its Servicing Hedge which is designed to protect its servicing investment from the effects of increased prepayment activity that generally results from declining interest rates. There can be no assurance the Company's
Servicing Hedge will generate gains in the future, or that if gains are generated, they will fully offset impairment of the Servicing Assets.

                                    PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

   (a)   The Company's Annual Meeting of Stockholders was held July 12, 1995.

   (b)   At the Annual Meeting, the stockholders voted on the following matters:

         (1)      Election of Directors

                                           Voted For            Votes Withheld
                     Robert J. Donato     82,911,480                327,297
                     Harley W. Snyder     82,913,822                324,955

         (2)      Amendment to Stock Option Financing Plan

                     Votes For:                        64,486,405
                     Votes Against:                     2,263,637
                     Votes Abstain:                     1,166,640

     (3) Approval of selection of Grant Thornton as the independent accountants for the fiscal year ending February 29, 1996

                     Votes For:                        82,991,290
                     Votes Against:                        91,216
                     Votes Abstain:                       156,271

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits


     10.1 1995 Amended and Extended Management Agreement, dated as of May 15, 1995, between CWM Mortgage Holdings, Inc.
            ("CWM") and Countrywide Asset Management Corporation.

     10.2 1995 Amended and Extended Loan Purchase and Administrative Services Agreement, dated as of May 15, 1995, between CWM and Countrywide Funding Corporation.

     11.1   Statement Regarding Computation of Per Share Earnings.

     12.1   Computation of the Ratio of Earnings to Fixed Charges.

     12.2   Computation of the Ratio of Earnings to Net Fixed Charges.

     27 Financial Data Schedules (included only with the electronic filing with the SEC).

   (b) Reports on Form 8-K. A Form 8-K was filed June 12, 1995, which contained the press release announcing the Company's results for the quarter ended May 31, 1995.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                                       (Registrant)






          DATE:     October 13, 1995       /s/ Stanford L. Kurland
                                           ----------------------------------
                                           Senior Managing Director and
                                           Chief Operating Officer




          DATE:     October 13, 1995       /s/ Carlos M. Garcia
                                           ----------------------------------
                                           Managing Director; Chief Financial
                                           Officer and Chief Accounting Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                  EXHIBIT INDEX




Exhibit Number                                 Document Description

     10.1 1995 Amended and Extended Management Agreement, dated as of May 15, 1995, between CWM Mortgage Holdings, Inc. ("CWM") and Countrywide Asset Management Corporation.

     10.2 1995  Amended  and  Extended  Loan  Purchase  and
Administrative Services Agreement, dated as of May 15, 1995, between CWM and Countrywide Funding Corporation.

     11.1 Statement  Regarding  Computation of Per
Share Earnings.

     12.1 Computation of the Ratio of Earnings to Fixed Charges.

     12.2 Computation  of the Ratio of Earnings to Net Fixed  Charges.

     27 Financial Data Schedules (included only with the electronic filing with the SEC).