Form 10-Q
period 1995-11-30
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1996-01-16
CIK 25191

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                           Washington, DC 20549


                                                FORM 10-Q

                                                (Mark One)

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended November 30, 1995

                                                    OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________  to  __________________________

Commission File Number:         1-8422



                 COUNTRYWIDE CREDIT INDUSTRIES, INC.
 ----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

        DELAWARE                                            13-2641992
-------------------------------------- -----------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

155 N. Lake Avenue, Pasadena, California                    91101
---------------------------------------- ------------------------------------
(Address of principal executive offices)                 (Zip Code)

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
                                                   Yes       X      No
                                                         --------       --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                   Outstanding at January 15, 1996
        -----                                   -------------------------------
Common Stock $.05 par value                               102,054,364

                                     PART I
                              FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                             November 30,     February 28,
                                                                                 1995             1995
                                                                           ---------------- -----------------
                                                                            (Dollar amounts in thousands)
ASSETS
Cash                                                                         $    6,798       $   17,624
Receivables for mortgage loans shipped                                        1,362,848        1,174,648
Mortgage loans held for sale                                                  3,303,490        1,724,177
Other receivables                                                               446,209          476,754
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                    139,416          145,612
Capitalized servicing fees receivable                                           585,213          464,268
Mortgage servicing rights                                                     1,515,203        1,332,629
Other assets                                                                    568,461          243,950
                                                                           ---------------- -----------------

       Total assets                                                          $7,927,638       $5,579,662
                                                                           ================ =================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                                $2,216,899       $1,063,676
                                                                           ================ =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                                                $5,812,846       $3,963,091
Drafts payable issued in connection with mortgage loan closings                 247,692          200,221
Accounts payable and accrued liabilities                                        139,886          105,097
Deferred income taxes                                                           460,750          368,695
                                                                           ---------------- -----------------
       Total liabilities                                                      6,661,174        4,637,104

Commitments and contingencies                                                     -                -

Shareholders' equity
Common stock -  authorized,  240,000,000  shares of $.05 par  value;  issued and outstanding, 102,022,880 shares at November 30, 1995
   and 91,370,364 shares at February 28, 1995                                     5,101            4,568
Additional paid-in capital                                                      816,377          608,289
Retained earnings                                                               444,986          329,701
                                                                           ---------------- -----------------
       Total shareholders' equity                                             1,266,464          942,558
                                                                           ---------------- -----------------

       Total liabilities and shareholders' equity                            $7,927,638       $5,579,662
                                                                           ================ =================


Borrower and investor custodial accounts                                     $2,216,899       $1,063,676
                                                                           ================ =================

The accompanying notes are an integral part of these statements.




                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                                    (UNAUDITED)


                                                             Three Months                     Nine Months
                                                          Ended November 30,              Ended November 30,
                                                          1995         1994                1995         1994
                                                     ------------------------------   ------------------------------
                                                         (Dollar amounts in thousands, except per share data)
Revenues
   Loan origination fees                                 $ 52,049       $ 45,289          $146,955       $168,066
   Gain (loss) on sale of loans                            23,674        (25,551)           55,688        (30,306)
                                                     ------------------------------   ------------------------------
     Loan production revenue                               75,723         19,738           202,643        137,760

    Interest earned                                        94,148         66,345           259,762        201,585
    Interest charges                                      (72,093)       (50,134)         (207,510)      (139,746)
                                                     ------------------------------   ------------------------------
      Net interest income                                  22,055         16,211            52,252         61,839

    Loan servicing income                                 148,111        110,898           416,624        310,076
    Less amortization and impairment of
     servicing assets                                    (156,284)       (23,329)         (355,705)       (71,397)
    Servicing hedge benefit (expense)                     119,365           (162)          254,445        (39,422)
    Less write-off of servicing hedge                         -              -                 -          (25,600)
                                                     ------------------------------   ------------------------------
      Net loan administration income                      111,192         87,407           315,364        173,657

    Gain on sale of servicing                                 -              -                 -           56,880
    Commissions, fees and other income                     16,598         10,370            43,582         31,814
                                                     ------------------------------   ------------------------------

         Total revenues                                   225,568        133,726           613,841        461,950
                                                     ------------------------------   ------------------------------

Expenses
   Salaries and related expenses                           57,652         44,926           164,260        154,048
   Occupancy and other office expenses                     26,800         25,273            77,883         76,889
   Guarantee fees                                          31,675         21,940            85,956         61,718
   Marketing expenses                                       6,848          5,704            19,388         17,856
   Branch and administrative office
     consolidation costs                                      -              -                 -            8,000
   Other operating expenses                                14,336          8,952            36,217         28,444
                                                     ------------------------------   ------------------------------

         Total expenses                                   137,311        106,795           383,704        346,955
                                                     ------------------------------   ------------------------------

Earnings before income taxes                               88,257         26,931           230,137        114,995
   Provision for income taxes                              35,303         10,773            92,055         45,998
                                                     ------------------------------   ------------------------------

   NET EARNINGS                                          $ 52,954       $ 16,158          $138,082      $  68,997
                                                     ==============================   ==============================

Earnings per share
   Primary                                                $0.51          $0.18             $1.39          $0.75
   Fully diluted                                          $0.51          $0.18             $1.39          $0.75






The accompanying notes are an integral part of these statements.



                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                     Nine Months
                                                                                 Ended November 30,
                                                                                 1995           1994
                                                                           ---------------- -----------------
                                                                            (Dollar amounts in thousands)
   Cash flows from operating activities:
   Net earnings                                                              $   138,082      $    68,997
   Adjustments to reconcile net earnings to net cash
       used by operating activities:
     Amortization and impairment of mortgage servicing rights                    283,443           69,080
     Amortization and impairment of capitalized servicing fees
           receivable                                                             72,262            2,317
     Depreciation and other amortization                                          22,086           19,277
     Deferred income taxes                                                        92,055           45,998
     Gain on bulk sale of servicing rights                                          -             (56,880)

     Origination and purchase of loans held for sale                         (24,981,842)     (22,081,979)
     Principal repayments and sale of loans                                   23,214,329       21,894,904
                                                                           ---------------- -----------------
       Increase in mortgage loans shipped and held for sale                   (1,767,513)        (187,075)

     (Increase) decrease in other receivables and other assets                  (298,691)          12,292
     Increase in accounts payable and accrued liabilities                         34,789           18,890
                                                                           ---------------- -----------------
       Net cash used by operating activities                                  (1,423,487)          (7,104)
                                                                           ---------------- -----------------

Cash flows from investing activities:
   Additions to mortgage servicing rights                                       (466,017)        (444,063)
   Additions to capitalized servicing fees receivable                           (193,207)        (145,149)
   Proceeds from bulk sale of servicing rights                                      -              20,547
   Purchase of property, equipment and leasehold
     improvements - net                                                          (11,165)         (24,212)
                                                                           ---------------- -----------------
       Net cash used by investing activities                                    (670,389)        (592,877)
                                                                           ---------------- -----------------

Cash flows from financing activities:
   Net increase in warehouse debt and other
     short-term borrowings                                                     1,703,547          439,840
   Issuance of long-term debt                                                    290,000          271,205
   Repayment of long-term debt                                                   (96,321)         (90,632)
   Issuance of common stock                                                      208,621            1,229
   Cash dividends paid                                                           (22,797)         (21,889)
                                                                           ---------------- -----------------
       Net cash provided by financing activities                               2,083,050          599,753
                                                                           ---------------- -----------------

Net decrease in cash                                                             (10,826)            (228)
Cash at beginning of period                                                       17,624            4,034
                                                                           ================ =================
Cash at end of period                                                        $     6,798      $      3,806
                                                                           ================ =================

Supplemental cash flow information:
   Cash used to pay interest                                                 $   254,631      $   196,088
   Cash paid for (refunded from) income taxes                                $        25     ($         894)

The accompanying notes are an integral part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

   The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended November 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 1995 of Countrywide Credit Industries, Inc. (the "Company").

     In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights, which the Company adopted effective March 1, 1995. SFAS No. 122 amended SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Since SFAS No. 122 prohibits retroactive application, historical accounting results have not been restated and, accordingly, the accounting results for the quarter and nine months ended November 30, 1995 are not directly comparable to prior periods. See Note E.

     Certain amounts reflected in the consolidated financial statements for the three and nine month periods ended November 30, 1994 have been reclassified to conform to the presentation for the three and nine months ended November 30, 1995.
NOTE B - NOTES PAYABLE

    Notes payable consisted of the following.

   ------------------------------------------------------------------ ---- --------------- --- -------------- --
       (Dollar amounts in thousands)                                         November 30,       February 28,
                                                                                 1995               1995
   ------------------------------------------------------------------ ---- --------------- --- -------------- --

       Commercial paper                                                      $2,788,251           $2,122,348
       Revolving credit facility                                                100,000                -
       Medium-term notes, Series A, B, C and D                                1,588,300            1,393,900
       Repurchase agreements                                                    855,379              245,212
       Subordinated notes                                                       200,000              200,000
       Unsecured notes payable, matured December 1995                           113,000                -
       Pre-sale funding facilities                                              167,006                -
       Other notes payable (2.40%-2.90%)                                            910                1,631
                                                                           ===============     ==============
                                                                             $5,812,846           $3,963,091
                                                                           ===============     ==============

   ------------------------------------------------------------------ ---- --------------- --- -------------- --


Revolving Credit Facility and Commercial Paper

    As of November 30, 1995, Countrywide Funding Corporation ("CFC"), the Company's mortgage banking subsidiary, had an unsecured credit agreement (revolving credit facility) with forty-seven commercial banks permitting CFC to borrow an aggregate maximum amount of $3.01 billion, less commercial paper backed by the agreement. The amount available under the facility is subject to a borrowing base, which consists of mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CFC. The interest rate on direct borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. This interest rate varies, depending on CFC's credit ratings. The weighted average borrowing rate on direct and commercial paper borrowings for the nine months ended November 30, 1995 was 5.82%. The weighted average borrowing rate on commercial paper outstanding as of November 30, 1995 was 5.82%. Under certain circumstances, including the failure to maintain specified minimum credit ratings, borrowings under the revolving credit facility and commercial paper may become secured by mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The facility expires in May 1998.

Medium-Term Notes

    As of November 30, 1995, outstanding medium-term notes issued by CFC under various shelf registrations filed with the Securities and Exchange Commission were as follows.


-----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                            Outstanding Balance                  Interest Rate            Maturity Date
                ------------------------------------------- ----------- ----------  -------------  -------------
                Floating-Rate   Fixed-Rate       Total         From        To           From            To
                ------------------------------------------- ----------- ----------  -------------  -------------

      Series A             -        344,800       344,800      6.10%       8.79%      Mar 1997       Mar 2002

      Series B        11,000        469,000       480,000      5.11%       6.98%      Mar 1996       Aug 2005

      Series C       303,000        195,500       498,500      5.57%       8.43%      Dec 1997       Mar 2004

      Series D       115,000        150,000       265,000      6.07%       6.88%      Aug 1998       Sep 2005
                -------------------------------------------

       Total        $429,000     $1,159,300    $1,588,300
                ===========================================

  ---------------------------------------------------------------------------------------------------------------

    As of November 30, 1995, all of the outstanding fixed-rate notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the nine months ended November 30, 1995, including the effect of the interest rate swap agreements, was 6.79%. In addition, as of November 30, 1995, $1.5 million and $235 million were available for future issuances under the Series C and Series D shelf registrations, respectively.

Repurchase Agreements

    As of November 30, 1995, the Company had entered into short-term financing arrangements to sell mortgage-backed securities ("MBS") under agreements to repurchase. The weighted average borrowing rate for the nine months ended November 30, 1995 was 5.95%. The weighted average borrowing rate on repurchase agreements outstanding as of November 30, 1995 was 5.84%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical MBS.

Pre-Sale Funding Facilities

    As of November 30, 1995, CFC had uncommitted revolving credit facilities with two government-sponsored entities and an affiliate of an investment banking firm. The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. Interest rates are based on LIBOR, federal funds and/or the prevailing rates for MBS repurchase agreements. The weighted average borrowing rate for all three facilities for the nine months ended November 30, 1995 was 6.03%. The balance outstanding under the facilities at November 30, 1995 was $167 million.


NOTE C - SUBSEQUENT EVENTS

     On December 11, 1995, the Company declared a cash dividend of $0.08 per common share payable January 22, 1996 to shareholders of record on December 29, 1995.

NOTE D - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

    The  following   tables  present   summarized   financial   information  for
Countrywide Funding Corporation.

   -- ----------------------------------------- ---- --------------------------------------------------- -------
      (Dollar amounts in thousands)                           November 30,               February 28,
                                                                   1995                      1995
   -- ---------------------------------------------- -------- -------------- ---------- -------------- ---------
      Balance Sheets:

        Mortgage loans shipped and held for sale                $4,640,543                $2,898,825
        Other assets                                             3,209,140                 2,621,458
                                                              ==============            ==============
           Total assets                                         $7,849,683                $5,520,283
                                                              ==============            ==============

        Short- and long-term debt                               $6,060,538                $4,152,712
        Other liabilities                                          568,641                   433,025
        Equity                                                   1,220,504                   934,546
                                                              ==============            ==============
          Total liabilities and equity                          $7,849,683                $5,520,283
                                                              ==============            ==============


   -- ---------------------------------------------- -------- -------------- ---------- -------------- ---------


   --- ----------------------------------------- --- -------------------------------------------------- ---------
       (Dollar amounts in thousands)                              Nine Months Ended November 30,
                                                             --------------- ---------- ---------------
                                                                  1995                       1994
   --- --------------------------------------------- ------- --------------- ---------- --------------- ---------
       Statements of Earnings:

         Revenues                                               $577,648                   $433,812
         Expenses                                                358,687                    327,226
         Provision for income taxes                               87,584                     42,634
                                                             ===============            ===============
           Net earnings                                         $131,377                  $  63,952
                                                             ===============            ===============

   --- --------------------------------------------- ------- --------------- ---------- --------------- ---------


NOTE E - IMPLEMENTATION OF NEW ACCOUNTING STANDARD

    In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, which the Company adopted effective March 1, 1995. The overall impact on the Company's financial statements of adopting SFAS No. 122 was an increase in net earnings for the quarter ended November 30, 1995 of $8.1 million, or $0.08 per share. The overall increase to earnings for the nine months ended November 30, 1995 was $27.7 million, or $0.28 per share.

    SFAS No. 122 requires the recognition of originated mortgage servicing rights ("OMSRs"), as well as purchased mortgage servicing rights ("PMSRs"), as assets by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. Under SFAS No. 65, the cost of OMSRs was not recognized as an asset and was charged to earnings when the related loan was sold. The separate impact of recognizing OMSRs as assets in the Company's financial statements in accordance with SFAS No. 122 was an increase in net earnings of $23.8 million, or $0.23 per share, and $67.3 million, or $0.68 per share, for the quarter and nine months ended November 30, 1995, respectively.

    With respect to PMSRs, SFAS No. 122 has a different cost allocation methodology than SFAS No. 65. In contrast to a cost allocation based on relative market value as set forth in SFAS No. 122, the prior requirement was to allocate the costs incurred in excess of the market value of the loans without the servicing rights to PMSRs. The separate impact of the application of the SFAS No. 122 cost allocation method, along with the effect of changes in market conditions, was to reduce PMSR capitalization by $15.7 million, or $0.15 per share and $39.6 million, or $0.40 per share, for the quarter and nine months ended November 30, 1995, respectively.

    SFAS No. 122 also requires that all capitalized mortgage servicing rights ("MSRs") be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. For purposes of measuring impairment, MSRs are stratified on the basis of interest rate and type of interest rate (fixed or adjustable). In addition to normal amortization of the servicing assets amounting to $46.4 million and $116.7 million for the quarter and nine months ended November 30, 1995, respectively, the Company reduced the servicing assets by an additional $109.9 million and $239.0 million of impairment during the quarter and nine months ended November 30, 1995, respectively. The entire amount of such impairment was offset by a pre-tax net gain of $119.4 million and $254.4 million for the quarter and nine months ended November 30, 1995, respectively, in the Company's servicing hedge which is designed to protect its servicing investment. For the quarter and nine months ended November 30, 1995, respectively, the net gain included net unrealized gains of $96.2 million and $188.7 million and realized gains of $23.2 million and $65.7 million from the sale of various financial instruments that comprise the servicing hedge. As a part of the adoption of SFAS No. 122, the Company revised its servicing hedge accounting policy, effective March 1, 1995, to adjust the basis of the servicing assets for unrealized gains or losses in the derivative financial instruments comprising the servicing hedge.


NOTE F - SERVICING HEDGE

    The following summarizes the notional amounts of servicing hedge derivative contracts.

---------------------------------------- --------------------- ---------------------- ---------------------
(Dollar amounts in millions)                                     Long Call Options
                                            Interest Rate        on Interest Rate      Long Call Options
                                                Floors                Futures                on MBS
---------------------------------------- --------------------- ---------------------- ---------------------

Balance, February 28, 1995                      $  4,000              $     -               $     -
       Additions                                  12,500                5,950                 2,000
       Dispositions                               (1,000)              (2,950)                 (600)
                                         ===================== ====================== ---------------------
Balance, November 30, 1995                       $15,500               $3,000                $1,400
                                         ===================== ====================== ---------------------

---------------------------------------- --------------------- ---------------------- ---------------------


NOTE G - VALUATION ALLOWANCE FOR CAPITALIZED MORTGAGE SERVICING RIGHTS

    The following summarizes the aggregate activity in the valuation allowances for capitalized mortgage servicing rights.

---------------------------------------------------- --------------------------
(Dollar amounts in thousands)                             Aggregate Balances
                                                     --------------------------

At February 28, 1995                                            $        -
          Additions charged                                          57,050
                                                     --------------------------
At November 30, 1995                                                $57,050
                                                     --------------------------

---------------------------------------------------- --------------------------


NOTE H - RATIO OF EARNINGS TO FIXED CHARGES

    The ratios of earnings to fixed charges for the nine months ended November 30, 1995 and 1994 were 2.08 and 1.79, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes, plus fixed charges. Fixed charges include interest expense on debt and the portion of rental expenses which is considered to be representative of the interest factor (one-third of operating leases). Since the major portion of the Company's interest costs is incurred to finance mortgage loans which generate interest income, and since interest income and interest expense are generated simultaneously, management believes that a more meaningful measure of its debt service requirements is the ratio of earnings to net fixed charges. Under this alternative formula, net fixed charges are defined as interest expense on debt, other than debt incurred to finance the Company's mortgage loan inventory, plus the interest element (one-third) of operating leases. Under such alternative formula, these ratios for the nine months ended November 30, 1995 and 1994 were
9.30 and 3.54, respectively.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended November 30, 1995 Compared to Quarter Ended November 30, 1994

         Revenues for the quarter ended November 30, 1995 increased 69% to $225.6 million from $133.7 million for the quarter ended November 30, 1994. Net earnings increased 228% to $53.0 million for the quarter ended November 30, 1995 from $16.2 million for the quarter ended November 30, 1994. Effective March 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. Since SFAS No. 122 prohibits retroactive application, historical accounting results have not been restated and, accordingly, the accounting results for the quarter ended November 30, 1995 are not directly comparable to periods prior to the implementation date. The overall impact on the Company's financial statements of adopting SFAS No. 122 was an increase in net earnings for the quarter ended November 30, 1995 of $8.1 million, or $0.08 per share. In addition to the accounting change, the increase in revenues and net earnings for the quarter ended November 30, 1995 compared to the quarter ended November 30, 1994 was attributable to an increase in the size of the Company's servicing portfolio, higher production volume and improved pricing margins.

         The total volume of loans produced increased 44% to $9.3 billion for the quarter ended November 30, 1995 from $6.5 billion for the quarter ended November 30, 1994. Refinancings totaled $3.4 billion, or 36% of total fundings, for the quarter ended November 30, 1995, as compared to $1.3 billion, or 20% of total fundings, for the quarter ended November 30, 1994. Fixed-rate loan production totaled $7.3 billion, or 79% of total fundings, for the quarter ended November 30, 1995, as compared to $3.6 billion, or 55% of total fundings, for the quarter ended November 30, 1994. Production in the Company's Consumer Markets Division increased to $1.9 billion for the quarter ended November 30, 1995 compared to $1.3 billion for the quarter ended November 30, 1994. Production in the Company's Wholesale Division amounted to $2.1 billion for each of the quarters ended November 30, 1995 and November 30, 1994. The Company's Correspondent Division purchased $5.3 billion in mortgage loans for the quarter ended November 30, 1995 compared to $3.1 billion for the quarter ended November 30, 1994. The factors which affect the relative volume of production among the Company's three divisions include pricing decisions and the relative competitiveness of such pricing, the level of real estate and mortgage lending activity in each Division's markets, and the success of each Division's sales and marketing efforts.

         At November 30, 1995 and 1994, the Company's pipeline of loans in process was $4.5 billion and $4.4 billion, respectively. In addition, at November 30, 1995, the Company had committed to make loans in the amount of $1.2 billion, subject to property identification and borrower qualification ("LOCK N' SHOPSM Pipeline"). At November 30, 1994, the LOCK N' SHOP Pipeline was $2.7 billion. Historically, approximately 43% to 75% of the pipeline of loans in process has funded. For the quarters ended November 30, 1995 and 1994, the Company received 113,280 and 82,355 new loan applications, respectively, at an average daily rate of $193 million and $149 million, respectively. The following actions were taken during the quarter ended November 30, 1995 on the total applications received during that quarter: 62,140 loans (55% of total applications received) were funded and 16,340 applications (14% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during the quarter ended November 30, 1994 on the total applications received during that quarter: 43,123 loans (52% of total applications received) were funded and 8,702 applications (11% of total applications received) were either rejected by the Company or withdrawn by the applicant. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.

         Loan origination fees increased during the quarter ended November 30, 1995 as compared to the quarter ended November 30, 1994 due to higher loan production that resulted from a decrease in the level of mortgage interest rates. The percentage increase in loan origination fees was less than the percentage increase in total production. This is primarily because production by the Correspondent Division (which, due to lower cost structures, charges lower origination fees per dollar loaned) comprised a greater percentage of total production in the quarter ended November 30, 1995 than in the quarter ended November 30, 1994. Gain (loss) on sale of loans improved during the quarter ended November 30, 1995 as compared to the quarter ended November 30, 1994 primarily due to improved pricing margins and the impact of adopting SFAS No.
122. SFAS No. 122 requires the recognition of originated mortgage servicing rights ("OMSRs"), as well as purchased mortgage servicing rights ("PMSRs"), as assets by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. This accounting methodology, in turn, increases the gain (or reduces the loss) on sale of loans as compared to the accounting results obtained under SFAS No. 65, the previously applicable accounting standard. Under SFAS No. 65, the cost of OMSRs was not recognized as an asset and was included in the gain or loss recorded when the related loan was sold. The separate impact of recognizing OMSRs as assets in the Company's financial statements in accordance with SFAS No. 122 for the quarter ended November 30, 1995 was an increase in gain on sale of loans of $39.7 million.

         With respect to PMSRs, SFAS No. 122 has a different cost allocation methodology than SFAS No. 65. In contrast to a cost allocation based on relative market value as set forth in SFAS No. 122, the prior requirement was to allocate the costs incurred in excess of the market value of the loans without the servicing rights to PMSRs. During the quarter ended November 30, 1995, the separate impact of the application of the SFAS No. 122 cost allocation method, along with the effect of changes in market conditions, was to reduce PMSR capitalization, and therefore negatively impact gain (loss) on sale of loans, by $26.3 million. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including loan pricing decisions, interest rate volatility, the general direction of interest rates and the volume of loans produced.

         Net interest income (interest earned net of interest charges) increased to $22.1 million for the quarter ended November 30, 1995 from $16.2 million for the quarter ended November 30, 1994. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($10.0 million and $5.1 million for the quarters ended November 30, 1995 and 1994, respectively); (ii) interest expense related to the Company's investment in servicing rights ($18.4 million and $4.6 million for the quarters ended November 30, 1995 and 1994, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($30.5 million and $15.7 million for the quarters ended November 30, 1995 and 1994, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was attributable to an increase in the average amount of the mortgage loan warehouse due to increased production, offset somewhat by a lower net earnings rate. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The increase in net interest income earned from the custodial balances was related to an increase in the earnings rate and an increase in the average custodial balances (caused by growth of the servicing portfolio and an increase in prepayments) from the quarter ended November 30, 1994 to the quarter ended November 30, 1995.

         During the quarter ended November 30, 1995, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At November 30, 1995, the Company serviced $132.8 billion of loans (including $2.2 billion of loans subserviced for others) compared to $105.4 billion (including $0.7 billion of loans subserviced for others) at November 30, 1994, a 26% increase. The growth in the Company's servicing portfolio during the quarter ended November 30, 1995 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments and scheduled amortization of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at November 30, 1995 was 7.8% compared to 7.4% at November 30, 1994. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is countercyclical to loan production income.

         During the quarter ended November 30, 1995, the prepayment rate of the Company's servicing portfolio was 13%, as compared to 7% for the quarter ended November 30, 1994. In general, the prepayment rate is affected by the relative level of mortgage interest rates, activity in the home purchase market and the relative level of home prices in a particular market. The increase in the prepayment rate is primarily attributable to increased refinance activity caused by decreased mortgage interest rates in the quarter ended November 30, 1995 from the quarter ended November 30, 1994. The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong loan production capability and a growing servicing portfolio. To mitigate the effect on earnings of higher amortization and impairment (which are deducted from loan servicing income) resulting from increased prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in value when interest rates decline (the "Servicing Hedge"). These financial instruments include call options on interest rate futures and MBS, interest rate floors and certain tranches of collateralized mortgage obligations ("CMOs").

         The CMOs, which consist primarily of principal-only ("P/O") securities, have been purchased at deep discounts to their par values. As interest rates decline, prepayments on the collateral underlying the CMOs should increase. These changes should result in a decline in the average lives of the P/O securities and an increase in the present values of their cash flows.

         The Servicing Hedge instruments utilized by the Company are designed to protect the value of the investment in servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the servicing rights increases while the value of the hedge instruments declines. However, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. During the quarter ended November 30, 1995, the Company recognized a net gain of $119.4 million from its Servicing Hedge. The net gain included unrealized gains of $96.2 million and realized gains of $23.2 million from the sale of various financial instruments that comprise the Servicing Hedge. As a part of the adoption of SFAS No. 122, the Company has revised its servicing hedge accounting policy, effective March 1, 1995, to adjust the basis of the servicing assets for unrealized gains or losses in the derivative financial instruments comprising the Servicing Hedge. There can be no assurance the Company's Servicing Hedge will generate gains in the future, or that if gains are generated, they will fully offset impairment of the Servicing Assets.

         The Company recorded amortization and impairment of its servicing assets in the quarter ended November 30, 1995 totaling $156.3 million (consisting of normal amortization amounting to $46.4 million and impairment of $109.9 million), compared to $23.3 million of amortization in the quarter ended November 30, 1994. SFAS No. 122 requires that all capitalized mortgage servicing rights be evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. Under SFAS No. 65, the impairment evaluation could be made using either discounted or undiscounted cash flows. No uniform required level of disaggregation was specified. The Company used a disaggregated undiscounted method. The factors affecting the amount of amortization and impairment recorded in an accounting period include the level of prepayments during the period, the change in prepayment expectations and the amount of Servicing Hedge gains.

         During the quarter ended November 30, 1995, the Company acquired bulk servicing rights for loans with principal balances aggregating $1.3 billion at a price of 1.41% of the aggregate outstanding principal balance of the servicing portfolios acquired. During the quarter ended November 30, 1994, the Company acquired bulk servicing rights for loans with principal balances aggregating $4.5 billion at a price of $80.9 million or 1.79% of the aggregate outstanding principal balance of the servicing portfolios acquired.


         Salaries and related expenses are summarized below for the quarters ended November 30, 1995 and 1994.

   -- --------------------------- -- -- --------- ------------------------------------------------- -- --- --- -----
      (Dollar     amounts     in                      Quarter Ended November 30, 1995
      thousands)
                                     -- --------- ------------------------------------------------- -- --- --- -----
   -- --------------------------- --
                                     Production           Loan        Corporate          Other
                                     Activities      Administration  Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

      Base Salaries                    $18,051          $8,489        $12,043             $2,467          $41,050

      Incentive Bonus                    8,128              96          2,504              1,003           11,731

      Payroll Taxes and Benefits         2,670           1,381            548                272            4,871
                                     ------------    -------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                    $28,849          $9,966        $15,095             $3,742          $57,652
                                     ============    =============   =============    =============    -------------

      Average      Number     of         1,813           1,240             937               198            4,188
      Employees

   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------


   -- --------------------------- -- --- -------- ------------------------------------------------- ---- --- -- ----
      (Dollar     amounts     in                      Quarter Ended November 30, 1994
      thousands)
                                     --- -------- ------------------------------------------------- ---- --- -- ----
   -- --------------------------- --
                                     Production          Loan          Corporate         Other
                                     Activities     Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ - -------------- - ------------- -- ------------- -- -------------

      Base Salaries                    $15,429          $6,025         $9,013             $1,858          $32,325

      Incentive Bonus                    4,461             128          2,264                627            7,480

      Payroll Taxes and Benefits         2,111             929          1,881                200            5,121
                                     ------------   --------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                    $22,001          $7,082        $13,158             $2,685          $44,926
                                     ============   ==============   =============    =============    -------------

      Average      Number     of         1,601             853             743               138            3,335
      Employees

   -- --------------------------- -- ------------ - -------------- - ------------- -- ------------- -- -------------

         The amount of salaries increased during the quarter ended November 30, 1995 primarily due to the increased number of employees resulting from increased production volume and a larger servicing portfolio. Incentive bonuses earned during the quarter ended November 30, 1995 increased primarily due to larger loan production and increased loan production personnel, and growth in the Company's non-mortgage banking subsidiaries operations.

         Occupancy and other office expenses for the quarter ended November 30, 1995 increased to $26.8 million from $25.3 million for the quarter ended November 30, 1994. The increase was primarily due to increased postage and telephone usage associated with loan servicing activities.

         Guarantee fees (fees paid to guarantee timely and full payment of principal and interest on MBS and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio) for the quarter ended November 30, 1995 increased 44% to $31.7 million from $21.9 million for the quarter ended November 30, 1994. This increase resulted primarily from an increase in the servicing portfolio.

         Marketing expenses for the quarter ended November 30, 1995 increased 20% to $6.8 million from $5.7 million for the quarter ended November 30, 1994. The increase in marketing expenses reflected the Company's implementation of a new marketing plan.

         Other operating expenses for the quarter ended November 30, 1995 increased from the quarter ended November 30, 1994 by $5.4 million, or 60%. This increase was primarily due to an increased provision for bad debts resulting from a larger servicing portfolio, home equity loans held in portfolio pending securitization and increased production.

   Profitability of Loan Production and Servicing Activities

         In the quarter ended November 30, 1995, the Company's pre-tax earnings from its loan production activities (which include loan origination and purchases, warehousing and sales) were $17.3 million. In the quarter ended November 30, 1994, the Company's comparable pre-tax loss was $41.2 million. The increase of $58.5 million was primarily attributable to increased loan production, improved pricing margins, the effect of the adoption of SFAS No. 122 previously discussed and a change of $11.3 million in the Company's internal method of allocating overhead between its production and servicing activities. In the quarter ended November 30, 1995, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance and acting as tax payment agent) was $66.3 million as compared to $64.4 million in the quarter ended November 30, 1994. The increase of $1.9 million was principally due to an increase in the servicing portfolio, partially offset by the change in the Company's internal overhead allocation method and the increase in Interest Costs Incurred on Payoffs.


RESULTS OF OPERATIONS

     Nine Months Ended November 30, 1995 Compared to Nine Months Ended November 30, 1994

         Revenues for the nine months ended November 30, 1995 increased 33% to $613.8 million from $462.0 million for the nine months ended November 30, 1994. Net earnings increased 100% to $138.1 million for the nine months ended November 30, 1995 from $69.0 million for the nine months ended November 30, 1994. Since SFAS No. 122 prohibits retroactive application, historical accounting results have not been restated and, accordingly, the accounting results for the nine months ended November 30, 1995 are not directly comparable to prior periods. The overall impact on the Company's financial statements of adopting SFAS No. 122 was an increase in net earnings for the nine months ended November 30, 1995 of $27.7 million, or $0.28 per share. In addition to the accounting change, the increase in revenues and net earnings for the nine months ended November 30, 1995 compared to the nine months ended November 30, 1994 was attributable to an increase in the size of the Company's servicing portfolio and improved pricing margins, partially offset by the non-recurring gain on the sale of servicing in the prior year which was offset, in part, by a non-recurring write-off of the servicing hedge in the prior year.

         The total volume of loans produced increased 13% to $25.0 billion for the nine months ended November 30, 1995 from $22.1 billion for the nine months ended November 30, 1994. Refinancings totaled $7.1 billion, or 28% of total fundings, for the nine months ended November 30, 1995, as compared to $7.4 billion, or 34% of total fundings, for the nine months ended November 30, 1994. Fixed-rate mortgage loan production totaled $18.5 billion, or 74% of total fundings, for the nine months ended November 30, 1995, as compared to $15.0 billion, or 68% of total fundings, for the nine months ended November 30, 1994. Production in the Company's Consumer Markets Division decreased to $5.3 billion for the nine months ended November 30, 1995 from $6.0 billion for the nine months ended November 30, 1994. Production in the Company's Wholesale Division decreased to $5.9 billion for the nine months ended November 30, 1995 from $7.1 billion for the nine months ended November 30, 1994. The Company's Correspondent Division purchased $13.8 billion in mortgage loans for the nine months ended November 30, 1995 compared to $9.0 billion for the nine months ended November 30, 1994.

         For the nine months ended November 30, 1995 and 1994, the Company received 330,267 and 243,151 new loan applications, respectively, at an average daily rate of $183 million and $145 million, respectively. The following actions were taken during the nine months ended November 30, 1995 on the total applications received during that nine months: 219,972 loans (67% of total applications received) were funded and 69,811 applications (21% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during the nine months ended November 30, 1994 on the total applications received during that nine months:
161,136 loans (66% of total applications received) were funded and 47,028 applications (19% of total applications received) were either rejected by the Company or withdrawn by the applicant.

         Loan origination fees decreased during the nine months ended November 30, 1995 as compared to the nine months ended November 30, 1994 primarily because production by the Correspondent Division comprised a greater percentage of total production in the nine months ended November 30, 1995 than in the nine months ended November 30, 1994. Gain (loss) on sale of loans improved during the nine months ended November 30, 1995 as compared to the nine months ended November 30, 1994 primarily due to the impact of adopting SFAS No. 122 and improved pricing margins. The separate impact of recognizing OMSRs as assets in the Company's financial statements in accordance with SFAS No. 122 for the nine months ended November 30, 1995 was an increase in gain on sale of loans of $112.1 million. The separate impact of the application of the SFAS No. 122 cost allocation method, along with the effect of changes in market conditions, was to reduce PMSR capitalization, and therefore negatively impact gain (loss) on sale of loans, by $65.9 million during the nine months ended November 30, 1995.

         Net interest income (interest earned net of interest charges) decreased to $52.3 million for the nine months ended November 30, 1995 from $61.8 million for the nine months ended November 30, 1994. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($21.6 million and $32.3 million for the nine months ended November 30, 1995 and 1994, respectively); (ii) interest expense related to the Company's investment in servicing rights ($42.7 million and $13.4 million for the nine months ended November 30, 1995 and 1994, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($73.4 million and $42.9 million for the nine months ended November 30, 1995 and 1994, respectively). The decrease in net interest income from the mortgage loan warehouse was primarily attributable to a lower net earnings rate. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio. The increase in net interest income earned from the custodial balances was related to an increase in the earnings rate and an increase in the average custodial balances from the nine months ended November 30, 1994 to the nine months ended November 30, 1995.

         During the nine months ended November 30, 1995, loan administration income was positively affected by the continued growth of the loan servicing portfolio. The growth in the Company's servicing portfolio during the nine months ended November 30, 1995 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments, and scheduled amortization of mortgage loans.

         The prepayment rate of the Company's servicing portfolio was 11% for each of the nine month periods ended November 30, 1995 and 1994.

         During the nine months ended November 30, 1995, the Company recognized a net gain of $254.4 million from its Servicing Hedge. The net gain included unrealized gains of $188.7 million and realized gains of $65.7 million from the sale of various financial instruments that comprise the Servicing Hedge.

         The Company recorded amortization and impairment of its servicing assets in the nine months ended November 30, 1995 totaling $355.7 million (consisting of normal amortization amounting to $116.7 million and impairment of $239.0 million), compared to $71.4 million of amortization in the nine months ended November 30, 1994.

         During the nine months ended November 30, 1995, the Company acquired bulk servicing rights for loans with principal balances aggregating $4.7 billion at a price of $62.2 million or 1.32% of the aggregate outstanding principal balance of the servicing portfolios acquired. During the nine months ended November 30, 1994, the Company acquired bulk servicing rights for loans with principal balances aggregating $13.1 billion at a price of $192.7 million or 1.47% of the aggregate outstanding principal balance of the servicing portfolios acquired.

         During the nine months ended November 30, 1994, the Company sold servicing rights for loans with principal balances of $5.9 billion and recognized a gain of $56.9 million. No servicing rights were sold during the nine months ended November 30, 1995.



         Salaries and related expenses are summarized below for the nine months ended November 30, 1995 and 1994.

   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar amounts in                                       Nine Months Ended November 30, 1995
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
   -- --------------------------- --
                                     Production           Loan          Corporate         Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                    $49,718         $22,478         $33,804             $6,920        $112,920

      Incentive Bonus                   23,053             346           7,289              3,571          34,259

      Payroll Taxes and Benefits         7,920           3,754           4,563                844          17,081
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                   $80,691         $26,578         $45,656            $11,335        $164,260
                                     ============    =============    =============    =============    ------------

      Average      Number     of         1,670           1,079              872               177           3,798
      Employees

   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------


   -- --------------------------- -- -- ------ ------------------------------------------------- ----- --- --- -----
      (Dollar     amounts     in               Nine Months Ended November 30, 1994
      thousands)
                                     -- ------ ------------------------------------------------- ----- --- --- -----
   -- --------------------------- --
                                     Production          Loan           Corporate         Other
                                     Activities     Administration    Administration   Activities         Total
   -- --------------------------- -- ----------- -- -------------- -- -------------- - ------------ -- -------------

      Base Salaries                   $55,009          $17,444          $29,691           $4,780         $106,924

      Incentive Bonus                  18,989              336            6,364            3,393           29,082

      Payroll Taxes and Benefits        9,081            2,842            5,498              621           18,042
                                     -----------    --------------    --------------   ------------    -------------
      Total Salaries and Related
            Expenses                  $83,079          $20,622          $41,553           $8,794         $154,048
                                     ===========    ==============    ==============   ============    -------------

      Average      Number     of        1,847              830               875             120            3,672
      Employees

   -- --------------------------- -- ----------- -- -------------- -- -------------- - ------------ -- -------------

         The amount of salaries increased during the nine months ended November 30, 1995 primarily due to the increased number of employees resulting from a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries.

         Occupancy and other office expenses for the nine months ended November 30, 1995 increased slightly to $77.9 million from $76.9 million for the nine months ended November 30, 1994. The increase was primarily attributable to loan servicing activities.

         Guarantee fees for the nine months ended November 30, 1995 increased 39% to $86.0 million from $61.7 million for the nine months ended November 30, 1994. This increase resulted primarily from an increase in the servicing portfolio.

         Marketing expenses for the nine months ended November 30, 1995 increased 9% to $19.4 million from $17.9 million for the nine months ended November 30, 1994, reflecting the Company's implementation of a new marketing plan.

         In the nine months ended November 30, 1994, the Company incurred an $8.0 million charge related to the consolidation and relocation of branch and administrative offices that occurred as a result of the reduction in staff caused by declining production. No such charge was incurred in the nine months ended November 30, 1995.

         Other operating expenses for the nine months ended November 30, 1995 increased from the nine months ended November 30, 1994 by $7.8 million, or 27%. This increase was primarily due to an increased provision for bad debts resulting from a larger servicing portfolio, home equity loans held in portfolio pending securitization and increased production.

Profitability of Loan Production and Servicing Activities

         In the nine months ended November 30, 1995, the Company's pre-tax earnings from its loan production activities were $33.8 million. In the nine months ended November 30, 1994, the Company's comparable pre-tax loss was $58.6 million. The increase of $92.4 million was primarily attributable to improved pricing margins, the effect of the adoption of SFAS No. 122 previously discussed and a change of $31.8 million in the Company's internal method of allocating overhead between its production and servicing activities. In the nine months ended November 30, 1995, the Company's pre-tax income from its loan servicing activities was $187.2 million as compared to $164.4 million in the nine months ended November 30, 1994. The increase of $22.8 million was principally due to the increase in the size of the servicing portfolio, partially offset by the change in the Company's internal overhead allocation method discussed above and a non-recurring gain on the sale of servicing in the prior year (which was offset, in part, by a non-recurring write-off of the servicing hedge in the prior year).

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

SEASONALITY

         The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, although refinancings tend to be less seasonal and more closely related to changes in interest rates. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In addition, delinquency rates typically rise in the winter months, which results in higher servicing costs. However, late charge income has historically been sufficient to offset such incremental expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently utilizes commercial paper supported by its revolving credit facility, medium-term notes, MBS repurchase agreements, subordinated notes, unsecured notes, pre-sale funding facilities, cash flow from operations and direct borrowings from its revolving credit facility. In June 1995, the Company completed a public offering of its common stock through the issuance and sale of 10,000,000 shares at a price of $21 per share. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, privately-placed financings and public offerings of preferred stock. See Note B to the Company's Consolidated Financial Statements included herein for more information on the Company's financings.

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

   Cash Flows

         Operating Activities In the nine months ended November 30, 1995, the Company's operating activities used cash of approximately $1.8 billion on a short-term basis to fund the increase in its warehouse of mortgage loans. The Company's operating activities also generated $344 million of positive cash flow, which was principally allocated to the long-term investment in servicing as discussed below under "Investing Activities."

         Investing Activities The primary investing activity for which cash was used during the nine months ended November 30, 1995 was the investment in servicing rights. Net cash used by investing activities increased to $670 million for the nine months ended November 30, 1995 from $593 million for the nine months ended November 30, 1994.

         Financing Activities Net cash provided by financing activities amounted to $2.1 billion and $600 million for the nine months ended November 30, 1995 and 1994, respectively. The increase in net cash provided was primarily the result of higher net short-term borrowings by the Company during the nine months ended November 30, 1995 and from the issuance and sale of common stock.

PROSPECTIVE TRENDS

   Applications and Pipeline of Loans in Process

         During the nine months ended November 30, 1995, the Company received new loan applications at an average daily rate of $183 million and at November 30, 1995, the Company's pipeline of loans in process was $4.5 billion. This compares to a daily application rate during the nine months ended November 30, 1994 of $149 million and a pipeline of loans in process at November 30, 1994 of $4.4 billion. During the nine months ended November 30, 1995, interest rates decreased, resulting in an increase in demand for mortgage loans. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 75% of the pipeline of loans in process has funded. In addition, the Company's LOCK N' SHOP Pipeline at November 30, 1995 was $1.2 billion and at November 30, 1994 was $2.7 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the extent of price competition in the market, the direction of interest rates, seasonal factors and general economic conditions. For the month ended December 31, 1995, the average daily amount of applications received was $192 million, and at December 31, 1995, the pipeline of loans in process was $4.4 billion and the LOCK N' SHOP pipeline was $863 million.

   Market Factors

         Mortgage interest rates generally increased in 1994 and have declined in 1995. The environment of rising interest rates resulted in lower production (particularly from refinancings) and greater price competition, which adversely impacted earnings from loan production activities and may continue to do so in the future. The Company took steps to maintain its productivity and efficiency, particularly in the loan production area, by reducing staff and embarking on a program to reduce production-related and overhead costs. However, the rising interest rates enhanced earnings from the Company's loan servicing portfolio as amortization and impairment of the servicing assets and Interest Costs Incurred on Payoffs decreased from levels experienced during the periods of declining interest rates and the rate of interest earned from the custodial balances associated with the Company's servicing portfolio increased. The decline in interest rates during the nine months ended November 30, 1995 resulted in impairment (as specified in SFAS No. 122) of $239.0 million and a servicing hedge gain of $254.4 million. In addition, the Company has further increased the size of its servicing portfolio, thereby increasing its servicing revenue base, by acquiring servicing contracts through bulk purchases. During the nine months ended November 30, 1995, the Company purchased such servicing contracts with principal balances amounting to $4.7 billion. Prepayments in the Company's servicing portfolio were $9.3 billion during the nine months ended November 30, 1995 and $1.6 billion during the month ended December 31, 1995.

         The Company's primary competitors are commercial banks and savings and loans and mortgage banking subsidiaries of diversified companies, as well as other mortgage bankers. Particularly in California, savings and loans and other portfolio lenders have competed with the Company by offering aggressively priced adjustable-rate mortgage products which grow in popularity when interest rates rise. Generally, the Company has experienced significant price competition among mortgage lenders which has resulted in downward pressure on loan production earnings.

         Some regions in which the Company operates, particularly some regions of California, have been experiencing slower economic growth, and real estate financing activity in these regions has been negatively impacted. As a result, home lending activity for single- (one-to-four) family residences in these regions may also have experienced slower growth. The Company's California mortgage loan production (measured by principal balance) constituted 31% of its total production during the nine months ended November 30, 1995 and 32% for the nine months ended November 30, 1994. The Company is continuing its efforts to expand its production capacity outside of California. Since California's mortgage loan production constituted a significant portion of the Company's production during the period, there can be no assurance that the Company's operations will not continue to be adversely affected to the extent California continues to experience slower or negative economic growth resulting in decreased residential real estate lending activity or market factors further impact the Company's competitive position in the state.

         The Company's servicing portfolio delinquency rate increased to 3.52% at December 31, 1995 and 3.20% at November 30, 1995, up from 1.94% at November 30, 1994. This increase was primarily the result of portfolio mix changes and aging. The proportion of government and high loan-to-value conventional loans, which tend to experience higher delinquency rates than low loan-to-value conventional loans, has increased from 37% of the portfolio at November 30, 1994 to 45% at December 31, 1995. In addition, the weighted average age of the portfolio is 25 months at December 31, 1995, up from 19 months at November 30, 1994. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. However, because the loans in the portfolio are serviced on a non-recourse basis, the Company's exposure to credit loss resulting from increased delinquency rates is substantially limited. Further, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

         Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. Accordingly, any increase in foreclosure activity should not result in significant foreclosure losses to the Company. However, the Company's expenses may be increased somewhat as a result of the additional staff efforts required to foreclose on a loan. Similarly, government loans serviced by the Company (24% of the Company's servicing portfolio at November 30, 1995) are insured or partially guaranteed against loss by the Federal Housing Administration or the Veterans Administration. In the Company's view, the limited unreimbursed costs that may be incurred by the Company on government foreclosed loans are not material to the Company's consolidated financial statements.

   Servicing Hedge

         As previously discussed, the Company recorded a net gain of $254.4 million during the nine months ended November 30, 1995 from its Servicing Hedge which is designed to protect its servicing investment from the effects of increased prepayment activity that generally results from declining interest rates. There can be no assurance the Company's Servicing Hedge will generate gains in the future, or that if gains are generated, they will fully offset impairment of the Servicing Assets.



                                    PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         11.1     Statement Regarding Computation of Per Share Earnings.

         12.1     Computation of the Ratio of Earnings to Fixed Charges.

         12.2     Computation of the Ratio of Earnings to Net Fixed Charges.
     27 Financial Data Schedules (included only with the electronic filing with the SEC). (b) Reports on Form 8-K. No reports on Form 8-K were filed during this reporting period.


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                           (Registrant)






          DATE:     January 16, 1996               /s/ Stanford L. Kurland
                                           -------------------------------------
                                           Senior Managing Director and
                                           Chief Operating Officer




          DATE:     January 16, 1996              /s/ Carlos M. Garcia
                                           -------------------------------------
                                           Managing Director; Chief Financial
                                           Officer and Chief Accounting Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)