Form 10-K
period 1996-02-29
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1996-05-14
CIK 25191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 29, 1996

                                                        OR
[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                                to

Commission file number:   1-8422

                       COUNTRYWIDE CREDIT INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                       13 - 2641992
(State of other jurisdiction               (I.R.S. Employer Identification No.)
      of incorporation)

155 N. Lake Avenue, Pasadena, California                       91101-1857
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (818) 304-8400

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
Common Stock, $.05 Par Value                  New York Stock Exchange
                                               Pacific Stock Exchange

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
                                  Yes        X             No
                                       --------------          ------------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ X  ]

         As of May 7, 1996, there were 102,363,651 shares of Countrywide Credit Industries, Inc. Common Stock, $.05 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $1,996,789,000. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                   Proxy Statement for the 1996 Annual Meeting

                                     PART I

ITEM 1.          BUSINESS

A.   General

    Countrywide Credit Industries, Inc. (the "Company" or "CCI") is a holding company which, through its principal subsidiary, Countrywide Home Loans, Inc. ("CHL") (formerly Countrywide Funding Corporation), is engaged primarily in the mortgage banking business, and as such originates, purchases, sells and services mortgage loans. The Company's mortgage loans are principally prime credit quality first-lien mortgage loans secured by single- (one to four) family residences. The Company also offers home equity loans both in conjunction with newly produced first-lien mortgages and as a separate product, and sub-prime credit quality first-lien single-family mortgage loans ("B&C loans"). The
Company, through its other wholly-owned subsidiaries, offers products and services complementary to its mortgage banking business. A subsidiary of the Company trades to other broker-dealers and institutional investors mortgage-backed securities ("MBS") and other mortgage-related assets. In addition, a subsidiary of the Company receives fee income for managing the operations of CWM Mortgage Holdings, Inc. ("CWM"), a real estate investment trust whose shares are traded on the New York Stock Exchange. CWM conducts real estate lending activities and has an affiliate engaged in the operation of a jumbo and non-conforming mortgage loan conduit. The Company also has a subsidiary which acts as an agent in the sale of insurance, including homeowners, fire, flood, earthquake, mortgage life and disability, to CHL's mortgagors and others. Another subsidiary of the Company earns fee income by brokering servicing contracts owned by other mortgage lenders and loan servicers. The Company also has a subsidiary that acts as a provider of various title insurance and escrow services in the capacity of an agent rather than an underwriter. Unless the context otherwise requires, references to the "Company" herein shall be deemed to refer to the Company and its consolidated subsidiaries.

    The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. This Annual Report on Form 10-K contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and the cost of funds; (4) federal and state regulation of the Company's mortgage banking operations and (5) competition within the mortgage banking industry.

B.   Mortgage Banking Operations

    The principal sources of revenue from the Company's mortgage banking business are: (i) loan origination fees; (ii) gains from the sale of loans, if any; (iii) interest earned on mortgage loans during the period that they are held by the Company pending sale, net of interest paid on funds borrowed to finance such mortgage loans; (iv) loan servicing fees and (v) interest benefit derived from the custodial balances associated with the Company's servicing portfolio.

Loan  Production

    The Company originates and purchases conventional mortgage loans, mortgage loans insured by the Federal Housing Administration ("FHA"), mortgage loans partially guaranteed by the Veterans Administration ("VA"), home equity loans and, beginning in 1995, B&C loans. A majority of the conventional loans are conforming loans which qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The remainder of the conventional loans are non-conforming loans (i.e., jumbo loans with an original balance in excess of $207,000 or other loans that do not meet Fannie Mae or Freddie Mac guidelines). As part of its mortgage banking activities, the Company makes conventional loans generally with original balances of up to $1 million.

    The following table sets forth the number and dollar amount of the Company's mortgage, home equity and B&C loan production for the periods indicated.

   ----------------------------- --- -------------------------------------------------------------------------------
                                                          Summary of the Company's Mortgage*,
   (Dollar amounts in millions,                            Home Equity and B&C Loan Production
   except average loan amount)                                Year Ended February 29(28),
                                     -------------------------------------------------------------------------------
                                           1996             1995               1994            1993            1992
   ----------------------------- ---- ------------- -- ------------- --- ----------- -- ------------ -- ------------
   Conventional Loans
      Number of Loans                      191,534          175,823         315,699         192,385          63,919
     Volume of Loans                     $21,883.4        $20,958.7       $46,473.4       $28,669.9        $9,986.6
     Percent of Total Volume                 63.3%            75.2%           88.6%           88.5%           82.2%
   FHA/VA Loans
     Number of Loans                       125,127           72,365          67,154          42,022          24,329
     Volume of Loans                     $12,259.3         $6,808.3        $5,985.5        $3,717.9        $2,169.7
     Percent of Total Volume                 35.5%            24.4%           11.4%           11.5%           17.8%
   Home Equity Loans
     Number of Loans                         7,986            2,147               -               -               -
     Volume of Loans                        $220.8            $99.2               -               -               -
     Percent of Total Volume                  0.6%             0.4%               -               -               -
   B&C Loans
     Number of Loans                         1,941                -               -               -               -
     Volume of Loans                        $220.2                -               -               -               -
     Percent of Total Volume                  0.6%                -               -               -               -
   Total Loans
     Number of Loans                       326,588          250,335         382,853         234,407          88,248
     Volume of Loans                     $34,583.7        $27,866.2       $52,458.9       $32,387.8       $12,156.3
     Average Loan Amount                  $106,000         $111,000        $137,000        $138,000        $138,000

   ----------------------------- ---- ------------- -- ------------- --- ----------- -- ------------ -- ------------
* Prime-credit quality first mortgages.

    The increase in the number and dollar amount of conventional loans in the year ended February 29, 1996 as compared to year ended February 28, 1995 was attributable primarily to the decreasing mortgage interest rate environment, resulting in an increase in mortgage loan activity, particularly refinancings. The increase in the number and dollar amount of FHA and VA loans produced in the year ended February 29, 1996 from those produced in the years ended February 28, 1995 and 1994 was attributable to the decreasing mortgage interest rate environment and the Company's effort to expand its share of that market due to the popularity of FHA and VA loans among borrowers and the returns earned on those products by the Company.

    For the years ended February 29(28), 1996, 1995 and 1994, jumbo loans represented 6%, 17% and 30%, respectively, of the Company's total volume of mortgage loans produced. The decrease in the percentage of jumbo loans was primarily the result of pricing of the Company's jumbo loans compared to pricing offered by competitors for similar products, diversification of the Company's loan production out of states with relatively higher housing costs and into states with relatively lower housing costs and an increase in the percentage of total volume attributable to FHA and VA loans. For the years ended February 29(28), 1996, 1995 and 1994, adjustable-rate mortgage loans ("ARMs") comprised approximately 22%, 34% and 19%, respectively, of the Company's total volume of mortgage loans produced. The decrease in the Company's percentage of ARM production from 1995 to 1996 was primarily caused by consumer preference for fixed-rate mortgages due to the decreasing mortgage interest rate environment that prevailed through most of the year ended February 29, 1996. For the years ended February 29(28), 1996, 1995 and 1994, refinancing activity represented 34%, 30% and 75%, respectively, of the Company's total volume of mortgage loans produced. The increase in the percentage of refinance loans from the year ended February 28, 1995 to the year ended February 29, 1996 was principally due to the general decrease in average mortgage interest rates during that period which caused an increase in the demand for refinance loans.

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


 Consumer Markets Division

     The Company's Consumer Markets Division (the "Consumer Markets Division") originates loans using direct contact with consumers through its nationwide network of retail branch offices and its telemarketing systems. As of February 29, 1996, the Company had 250 Consumer Markets Division branch offices, one satellite office and two processing support centers located in 41 states and the District of Columbia. The Company's branch offices are each staffed typically by three employees and connected to the Company's central office by a computer network. During the year ended February 29, 1996, the Consumer Markets Division converted substantially all of its satellite offices into branch offices. In addition, the Company operates two telemarketing centers which receive telephone calls placed by potential borrowers in response to print or broadcast advertising. The loan counselors employed in the telemarketing centers provide information and accept loan applications, which are then forwarded to a branch office for processing and funding. Business is also solicited through other forms of telemarketing and advertising, participation of branch management in local real estate-related business functions and extensive use of direct mailings to real estate brokers and builders. Consumer Markets Division personnel are not paid a commission on sales; however, they are paid a bonus based on various factors, including branch profitability. The Company believes that this approach allows it to originate loans at a comparatively low cost. The Consumer Markets Division uses continuous quality control audits of loans originated within each branch by branch management and quality control personnel to monitor compliance with the Company's underwriting criteria.

    The following  table sets forth the number and dollar amount of the Consumer
Markets Division's mortgage and home equity loan production for the periods indicated.

   ----------------------------- -- -----------------------------------------------------------------------------
                                              Summary of the Consumer Markets Division's Mortgage* and
   (Dollar amounts in millions,                             Home Equity Loan Production
   except average loan amount)                              Year Ended February 29(28),
   ----------------------------- -- ------------- --- ------------ -- ------------ --- ----------- -- -----------
                                            1996             1995            1994            1993           1992
   ----------------------------- -- ------------- --- ------------ -- ------------ --- ----------- -- -----------
   Conventional Loans
     Number of Loans                      47,260           48.772          73,249          39,787         19,549
     Volume of Loans                    $5,271.8         $5,442.2        $9,264.8        $5,026.7       $2,553.3
     Percent of Total Volume               70.7%            77.0%           80.2%           82.4%          81.8%
   FHA/VA Loans
     Number of Loans                      22,829           19,060          26,418          11,739          6,505
     Volume of Loans                    $2,025.4         $1,612.1        $2,282.3        $1,073.0         $567.2
     Percent of Total Volume               27.1%            22.8%           19.8%           17.6%          18.2%
   Home Equity Loans
     Number of Loans                       6,000              297               -               -              -
     Volume of Loans                      $160.9            $11.4               -               -              -
     Percent of Total Volume                2.2%             0.2%               -               -              -
   Total Loans
     Number of Loans                      76,089           68,129          99,667          51,526         26,054
     Volume of Loans                    $7,458.1         $7,065.7       $11,547.1        $6,099.7       $3,120.5
     Average Loan Amount                 $98,000         $104,000        $116,000        $118,000       $120,000

   ----------------------------- -- ------------- --- ------------ -- ------------ --- ----------- -- -----------
* Prime-credit quality first mortgages.

   Wholesale Division

    Through its Wholesale Division (the "Wholesale Division"), the Company originates loans through and purchases loans from mortgage loan brokers. As of February 29, 1996, the Wholesale Division operated 56 loan centers and six regional support centers in various parts of the country. Prime credit quality loans produced by the Wholesale Division comply with the Company's general underwriting criteria for loans originated through the Consumer Markets Division, and each such loan is approved by one of the Company's loan underwriters. B&C loans are underwritten centrally by a specialized underwriting group and comply with the Company's underwriting criteria for such loans. In addition, quality control personnel review loans for compliance with the Company's underwriting criteria. Approximately 7,700 mortgage brokers qualify to participate in this program. Mortgage loan brokers qualify to participate in the Wholesale Division's program only after a review by the Company's management of their reputation and mortgage lending expertise, including a review of their references and financial statements.

    The following table sets forth the number and dollar amount of the Wholesale
Division's mortgage, home equity and B&C loan production for the periods indicated.

   ----------------------------- --- ----------------------------------------------------------------------------
                                                   Summary of the Wholesale Division's Mortgage*,
   (Dollar amounts in millions,                          Home Equity and B&C Loan Production
   except average loan amount)                               Year Ended February 29(28),
   ----------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------
                                            1996             1995            1994            1993           1992
   ----------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------
   Conventional Loans
     Number of Loans                      59,670           65,713         130,937          92,922         27,661
     Volume of Loans                    $6,766.9         $7,790.0       $21,271.0       $15,480.1       $5,093.5
     Percent of Total Volume               84.0%            91.6%           98.9%          100.0%          99.7%
   FHA/VA Loans
     Number of Loans                      10,448            6,239           2,700              15            230
     Volume of Loans                    $1,016.2           $626.3          $244.4            $1.5          $17.4
     Percent of Total Volume               12.6%             7.4%            1.1%            0.0%           0.3%
   Home Equity Loans
     Number of Loans                       1,937            1,836               -               -              -
     Volume of Loans                       $57.5            $86.9               -               -              -
     Percent of Total Volume                0.7%             1.0%               -               -              -
   B&C Loans
     Number of Loans                       1,941                -               -               -              -
     Volume of Loans                      $220.2                -               -               -              -
     Percent of Total Volume                2.7%                -               -               -              -
   Total Loans
     Number of Loans                      73,996           73,788         133,637          92,937         27,891
     Volume of Loans                    $8,060.8         $8,503.2       $21,515.4       $15,481.6       $5,110.9
     Average Loan Amount                $109,000         $115,000        $161,000        $167,000       $183,000

   ----------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------
* Prime-credit quality first mortgages.

   Correspondent Division

    Through its network of correspondent offices (the "Correspondent Division"), the Company purchases loans primarily from other mortgage bankers, commercial banks, savings and loan associations, credit unions and other financial intermediaries. The Company's correspondent offices are located in Pasadena, California; Plano, Texas and Pittsburgh, Pennsylvania. Over 1,300 financial intermediaries serving all 50 states are eligible to participate in this program. Loans purchased by the Company through the Correspondent Division comply with the Company's general underwriting criteria for loans that it originates through the Consumer Markets Division, and, except as described in the next sentence, each loan is accepted only after review either by one of the Company's loan underwriters or, in the case of FHA or VA loans, by a government-approved underwriter. The Company accepts loans without such review from an institution that has met the Company's standards for the granting of delegated underwriting authority following a review by the Company of the institution's financial strength, underwriting and quality control procedures, references and prior experience with the Company. During the year ended February 29, 1996, approximately 80% of conventional loans purchased through the Correspondent Division were accepted without review by a Company underwriter. In addition, quality control personnel review loans purchased from correspondents for compliance with the Company's underwriting criteria. The purchase agreement used by the Correspondent Division provides the Company with recourse to the seller in the event of such occurrences as fraud or misrepresentation in the origination process or a request by the investor who purchased an underlying mortgage loan that the Company repurchase the loan due to the loan's failure to meet eligibility requirements at the time the Company originally purchased the loan. Financial intermediaries qualify to participate in the Correspondent Division's program after a review by the Company's management of the reputation and mortgage lending expertise of such institutions, including a review of their references and financial statements.

    The following table sets forth the number and dollar amount of the Correspondent Division's mortgage and home equity loan production for the periods indicated.

    ----------------------------- ------------------------------------------------------------------------------- --
                                                Summary of the Correspondent Division's Mortgage*
    (Dollar amounts in millions,                         and Home Equity Loan Production
    except average loan amount)                            Year Ended February 29(28),
    ----------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
                                             1996            1995             1994            1993             1992
    ----------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
    Conventional Loans
      Number of Loans                      84,604          61,338          111,513          59,676           16,709
      Volume of Loans                    $9,844.7        $7,726.5        $15,937.6        $8,163.0         $2,340.0
      Percent of Total Volume               51.7%           62.8%            82.2%           75.5%            59.6%
    FHA/VA Loans
      Number of Loans                      91,850          47,066           38,036          30,268           17,594
      Volume of Loans                    $9,217.7        $4,570.0         $3,458.8        $2,643.5         $1,585.0
      Percent of Total Volume               48.3%           37.2%            17.8%           24.5%            40.4%
    Home Equity Loans
      Number of Loans                          49              14                -               -                -
      Volume of Loans                        $2.4            $0.8                -               -                -
      Percent of Total Volume                0.0%            0.0%                -               -                -
    Total Loans
      Number of Loans                     176,503         108,418          149,549          89,944           34,303
      Volume of Loans                   $19,064.8       $12,297.3        $19,396.4       $10,806.5         $3,925.0
      Average Loan Amount                $108,000        $113,000         $130,000        $120,000         $114,000

    ----------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
* Prime-credit quality first mortgages.

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

    House America(R) is the Company's principal affordable home loan program for low- and moderate-income borrowers. During the year ended February 29, 1996, the Company produced approximately $1.3 billion of mortgage loans under this program. House America(R) personnel work with all of the Company's production divisions to help properly implement the flexible underwriting guidelines. In addition, an integral part of the program is the House America(R) Counseling Center, a free educational service, which can provide consumers a homebuyers educational program, pre-qualify them for a loan or provide a customized budget plan to help consumers obtain their goal of home ownership. To assist a broad spectrum of consumers, counselors are bilingual and work with consumers for up to one year, providing guidance on a regular basis via phone and mail. The Company also organizes and participates in local homebuyer fairs across the country. At these fairs, branch personnel and Counseling Center counselors discuss various loan programs, provide free prequalfications and distribute credit counseling and homebuyer education videos and workbooks.

    In addition, a selection of applications from certain designated minority and other borrowers that are initially recommended for denial within the
Company's Consumer Markets Division is forwarded for an additional review by a manager of the Company to insure that denial is appropriate. The application of more flexible underwriting guidelines may carry a risk of increased delinquencies; however, based upon the Company's experience since the inception of the program, the performance of loans approved under these more flexible guidelines has been similar to that of FHA and VA loans in the Company's servicing portfolio.

Loan Underwriting

    The Company's guidelines for underwriting FHA-insured loans and VA-guaranteed loans comply with the criteria established by such agencies. The Company's guidelines for underwriting conventional conforming loans comply with the underwriting criteria employed by Fannie Mae and/or Freddie Mac. The Company's underwriting guidelines and property standards for conventional non-conforming loans are based on the underwriting standards employed by private mortgage insurers and private investors for such loans. The Company requires all conventional non-conforming loans to be approved by a mortgage insurer's contract underwriting division in addition to its own underwriters. In addition, conventional loans originated or purchased by the Company with a loan-to-value ratio greater than 80% at origination are covered by private mortgage insurance.

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

   Property

    The property's market value and physical condition as compared to the value of similar properties in the area is assessed to ensure that the property provides adequate collateral for the loan. Generally, properties are appraised by licensed real estate appraisers where a purchase, rate-and-term refinance or cash-out refinance is involved.

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

  Maximum Indebtedness to Appraised Value

    Generally, the maximum amount the Company will loan is 95% of the appraised value of the property. For certain types of loans, this percentage may be increased. Loan amounts in excess of 80% of the appraised value require mortgage insurance (which may be paid by the borrower or by the lender) to protect against foreclosure loss. After funding and sale of the mortgage loans, the Company's exposure to credit loss in the event of non-performance by the mortgagor is limited as described in the section "Business--Mortgage Banking Operations--Sale of Loans."

Geographic Distribution

    The following table sets forth the geographic distribution of the Company's mortgage, home equity and B&C loan production for the year ended February 29, 1996.

        --- --------------------------------------------------------------------------------------------- ---
                                        Geographic Distribution of the Company's
                                     Mortgage*, Home Equity and B&C Loan Production
        --- ----------------------------- -- ------------------ -- ----------------- -- ----------------- ---
                                                                                         Percentage of
                                                  Number              Principal           Total Dollar
               (Dollar amounts in                of Loans               Amount               Amount
            millions)
        --- ----------------------------- -- ------------------ -- ----------------- -- ----------------- ---
               California                          79,898           $10,712,145               31.0%
               Florida                             20,379             1,696,245                4.9%
               Texas                               18,630             1,629,125                4.7%
               Colorado                            12,783             1,374,940                4.0%
               Washington                          11,851             1,363,291                3.9%
               Arizona                             11,902             1,097,770                3.2%
               Illinois                            10,019             1,077,205                3.1%
               New York                             7,868             1,028,925                3.0%
               Michigan                             9,687               992,632                2.9%
               Maryland                             7,447               875,216                2.5%
               New Jersey                           7,414               856,206                2.5%
               Ohio                                 9,431               809,328                2.3%
               Utah                                 7,668               805,458                2.3%
               Georgia                              8,322               794,447                2.3%
               Nevada                               7,223               773,607                2.2%
               Virginia                             6,933               751,415                2.2%
               Pennsylvania                         8,157               739,993                2.1%
               Others (1)                          80,976             7,205,705               20.9%
                                             ------------------    -----------------    -----------------

                                                  326,588           $34,583,653              100.0%
                                             ==================    =================    =================

        --- ----------------------------- -- ------------------ -- ----------------- -- ----------------- ---
         *  Prime-credit quality first mortgage.
     (1) No other state constitutes more than 2.0% of the total dollar amount of loan production.

    California mortgage loan production as a percentage of total mortgage loan production (measured by principal balance) for the fiscal years ended February 29(28), 1996, 1995 and 1994 was 31%, 31% and 46%, respectively. Loan production within California is geographically dispersed, which minimizes dependence on any individual local economy. The decline in the percentage of the Company's mortgage loan production in California during the three-year period ended February 29, 1996 is the result of implementing the Company's strategy to expand production capacity and market share outside of California and increased price competition in the California mortgage loan market, particularly with respect to ARM products which are generally preferred by consumers in an increasing interest rate environment (as generally was the environment during the year ended February 28, 1995). In California, the Company competes with savings and loans and other portfolio lenders which offer aggressively-priced ARM products, particularly in an environment of increasing interest rates. At February 29, 1996, 79% of the Consumer Markets Division branch offices and the Wholesale Division loan centers were located outside of California.

    The following  table sets forth the  distribution by county of the Company's
California loan production for the year ended February 29, 1996.

        --- ---------------------------------------------------------------------------------------------- --
                                    Distribution by County of the Company's California
                                                     Loan Production
        --- ----------------------------- -- ------------------ -- ----------------- -- ------------------ --
                                                                                          Percentage of
                                                  Number              Principal           Total Dollar
               (Dollar amounts in                of Loans               Amount               Amount
            millions)
        --- ----------------------------- -- ------------------ -- ----------------- -- ------------------ --
               Los Angeles                         21,306              $2,929.0               27.3%
               Orange                               7,494               1,113.7               10.4%
               San Diego                            6,451                 903.5                8.4%
               San Bernardino                       5,483                 596.3                5.6%
               Riverside                            4,965                 556.1                5.2%
               Others (1)                          34,199               4,613.5               43.1%
                                             ------------------    -----------------    ------------------

                                                   79,898             $10,712.1              100.0%
                                             ==================    =================    ==================

        --- ----------------------------- -- ------------------ -- ----------------- -- ------------------ --
         (1) No other  county in  California  constitutes  more than 5.0% of the total dollar amount of California loan production.

Sale of Loans

    As a  mortgage  banker,  the  Company  customarily  sells all loans  that it originates or purchases. The Company packages substantially all of its FHA-insured and VA-guaranteed mortgage loans into pools of loans. It sells these pools in the form of modified pass-through MBS guaranteed by the Government National Mortgage Association ("Ginnie Mae") to national or regional broker-dealers. With respect to loans securitized through Ginnie Mae programs, the Company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA (at present, generally 25% to 50% of the loan, up to a maximum amount of $50,750, depending upon the amount of the loan). Conforming conventional loans may be pooled by the Company and exchanged for securities guaranteed by Fannie Mae or Freddie Mac, which securities are then sold to national or regional broker-dealers. Loans securitized through Fannie Mae or Freddie Mac are sold on a non-recourse basis whereby foreclosure losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. Alternatively, the Company may sell FHA-insured and VA-guaranteed mortgage loans and conforming conventional loans, and consistently sells its jumbo loan production, to large buyers in the secondary market (which can include national or regional broker-dealers) on a non-recourse basis. These loans can be sold either on a whole-loan basis or in the form of pools backing securities which are not guaranteed by any governmental instrumentality but which generally have the benefit of some form of external credit enhancement, such as insurance, letters of credit, payment guarantees or senior/subordinated structures. Substantially all loans sold by the Company are sold without recourse, subject, in the case of VA loans to the limits of the VA guaranty described above. For the fiscal years ended February 29(28), 1996, 1995 and 1994, the aggregate loss experience of the Company on VA loans in excess of the VA guaranty was approximately $3.8 million, $2.6 million and $2.1 million, respectively. In the opinion of management, the losses on VA loans increased from the year ended February 28, 1995 to the year ended February 29, 1996 due to the increase in the size and the aging of the VA loan servicing portfolio.

    CWM, a real estate investment trust managed by a subsidiary of the Company, may purchase at market prices both conforming and non-conforming conventional loans from the Company. During the years ended February 29(28), 1996, 1995 and 1994, CWM purchased $14.3 million, $80.4 million and $300.5 million, respectively, of conventional non-conforming mortgage loans from the Company.

    In order to offset the risk that a change in interest rates will result in a decrease in the value of the Company's current mortgage loan inventory or its commitments to purchase or originate mortgage loans ("Committed Pipeline"), the Company enters into hedging transactions. The Company's hedging policies generally require that substantially all of the Company's inventory of conforming and government loans and the maximum portion of its Committed Pipeline that the Company believes may close be hedged with forward contracts for the delivery of MBS or options on MBS. The inventory is then used to form the MBS that will fill the forward delivery contracts and options. The Company hedges its inventory and Committed Pipeline of jumbo mortgage loans by using whole-loan sale commitments to ultimate buyers or by using temporary "cross hedges" with sales of MBS since such loans are ultimately sold based on a market spread to MBS. As such, the Company is not exposed to significant risk nor will it derive any significant benefit from changes in interest rates on the price of the inventory net of gains or losses of associated hedge positions. The correlation between the price performance of the hedge instruments and the inventory being hedged is very high due to the similarity of the asset and the related hedge instrument. The Company is exposed to interest-rate risk to the extent that the portion of loans from the Committed Pipeline that actually closes at the committed price is less than the portion expected to close in the event of a decline in rates and such decline in closings is not covered by forward contracts and options to purchase MBS needed to replace the loans in process that do not close at their committed price. The Company determines the portion of its Committed Pipeline that it will hedge based on numerous factors, including the composition of the Committed Pipeline, the portion of such Committed Pipeline likely to close, the timing of such closings and anticipated changes in interest rates. See Note F to the Company's Consolidated Financial Statements.

Loan Servicing

    The Company services on a non-recourse basis substantially all of the mortgage loans that it originates or purchases. In addition, the Company purchases bulk servicing contracts, also on a non-recourse basis, to service single-family residential mortgage loans originated by other lenders. Servicing contracts acquired through bulk purchases accounted for 19% of the Company's mortgage servicing portfolio as of February 29, 1996. Servicing mortgage loans includes collecting and remitting loan payments, making advances when required, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and hazard insurance, making any physical inspections of the property, counseling delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. The Company receives a fee for servicing mortgage loans ranging generally from 1/4% to 1/2% per annum on the declining principal balances of the loans. The servicing fee is collected by the Company out of monthly mortgage payments.

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

    Generally, it is the Company's strategy to build and retain its servicing portfolio. Loans are serviced from two facilities, in Simi Valley, California and in Plano, Texas (see "Properties"). The Company has developed systems that it believes enable it to service mortgage loans efficiently and therefore enhance the returns it can earn from its investments in servicing rights. For example, data elements pertaining to loans originated or purchased by the Company are entered into the Company's advanced automated loan system ("EDGE") at the time of origination or purchase and are transferred to the loan servicing system without manual re-entry. Customer service representatives in both the California and Texas facilities have access to on-line screens containing all pertinent data about a customer's account, thus eliminating the need to refer to paper files and shortening the average length of a customer call. The Company has a telephone system which enables it to control the flow of calls to both locations. The Company's payment processing equipment can process 10,000 checks per hour, which enables the Company to deposit virtually all cash on the same day it is received. Many tax and insurance remittances on behalf of borrowers are processed electronically, thus eliminating the need for printed documentation and shortening the processing time required. Telephone collectors utilize a predictive dialing system that maximizes each employee's efficiency by accessing the borrower's account record on the collector's computer screen and connecting the collector to the call when the telephone has been answered.

    The Company believes that loan production earnings will partially offset the effect of interest rate fluctuations on the earnings from its servicing portfolio. In general, the value of the Company's servicing portfolio and the income generated therefrom improve as interest rates increase and decline when interest rates fall. Generally, in an environment of declining interest rates, which prevailed through most of the Company's fiscal year ended February 29, 1996, the rate of current and projected future prepayments increases, resulting in an increased rate of amortization and impairment of capitalized servicing fees receivable and mortgage servicing rights. However, the Company's servicing portfolio hedging activities generally generate a gain during periods of declining interest rates. At the same time, the decline in interest rates generally contributes to high levels of loan production (particularly refinancings). Generally, in an environment of increasing interest rates, which prevailed through most of the Company's fiscal year ended February 28, 1995, the rate of current and projected future prepayments decreases, resulting in a decreased rate of amortization and impairment of capitalized servicing fees receivable and mortgage servicing rights, and a decrease in gain from servicing portfolio hedging activities. Amortization and impairment, net of servicing hedge gain, is deducted from loan administration revenue. An increase in interest rates also generally causes loan production (particularly refinancings) to decline.

    The following table sets forth certain information regarding the Company's servicing portfolio of single-family mortgage loans, including loans held for sale and loans subserviced for others, for the periods indicated.

    ---------------------------------- -- -------------------------------------------------------------------------
    (Dollar amounts in millions)                                Year Ended February 29(28),
    ---------------------------------- -- -------------------------------------------------------------------------
    Composition      of     Servicing        1996           1995            1994           1993           1992
    Portfolio at Period End:
                                          ----------- -- ------------ -- ----------- -- ----------- -- ------------

    FHA-Insured Mortgage Loans             $ 23,206.5   $  17,587.5      $  9,793.7     $  8,233.8     $  6,271.2
    VA-Guaranteed Mortgage Loans             10,686.2       7,454.3         3,916.0        3,307.2        2,438.3
    Conventional Mortgage Loans             102,417.0      87,998.2        70,915.2       42,876.8       18,833.5
    Home Equity Loans                           204.5          31.3             -              -              -
    B&C Loans                                   289.1           -               -              -              -
                                          -----------    ------------    -----------    -----------    ------------
           Total Servicing Portfolio       $136,803.3    $113,071.3       $84,624.9      $54,417.8      $27,543.0
                                          ===========    ============    ===========    ===========    ============

    Beginning Servicing Portfolio          $113,071.3    $ 84,624.9       $54,417.8      $27,543.0      $15,680.6
    Add:  Loan Production                    34,583.7      27,866.2        52,458.9       32,387.8       12,156.3
             Bulk Servicing  and
    Subservicing                              6,428.5      17,888.1         3,514.9        3,083.9        2,932.6
             Acquired
    Less: Servicing Transferred (1)             (53.5)     (6,287.4)           (8.1)         (12.6)        (269.3)
             Runoff  (2)                    (17,226.7)    (11,020.5)      (25,758.6)      (8,584.3)      (2,957.2)
                                          -----------    ------------    -----------    -----------    ------------
    Ending Servicing Portfolio             $136,803.3    $113,071.3       $84,624.9      $54,417.8      $27,543.0
                                          ===========    ============    ===========    ===========    ============

    Delinquent Mortgage Loans and Pending
      Foreclosures at Period End (3):
         30 days                             2.13%           1.80%          1.82%          2.05%           2.45%
         60 days                             0.48            0.29           0.28           0.40            0.58
         90 days or more                     0.59            0.42           0.39           0.58            0.80
                                          -----------    -----------    ------------    -----------    ------------
              Total Delinquencies            3.20%           2.51%          2.49%          3.03%           3.83%
                                          ===========    ===========    ============    ===========    ============
    Foreclosures Pending                     0.49%           0.29%          0.29%          0.36%           0.46%
                                          -----------    -----------    ------------    -----------    ------------

    ---------------------------------- -- ----------- -- ----------- -- ------------ -- ----------- -- ------------
    (1)  Servicing  rights  sold  are  generally   deleted  from  the  servicing
         portfolio at the time of sale. The Company  generally  subservices such loans from the sales contract date to the transfer date.
    (2)  Runoff   refers  to  scheduled   principal   repayments  on  loans  and
         unscheduled  prepayments  (partial prepayments or total prepayments due to refinancing, modifications, sale, condemnation or foreclosure).
    (3)  As a  percentage  of the  total  number  of  loans  serviced  excluding subserviced loans.



    At February 29, 1996, the Company's servicing portfolio of single-family mortgage loans was stratified by interest rate as follows.

   -- -------------------------- -- --------------------------------------------------------------------------------
         (Dollar amounts in                              Total Portfolio at February 29, 1996
              millions)
   -- -------------------------- -- --------------- -- -------------- -- --------------------- -- --------------- --
                                                                               Weighted             Servicing
              Interest                Principal           Percent              Average                Assets
                Rate                   Balance           of Total          Maturity (Years)        Balance (1)
   -- -------------------------- -- --------------- -- -------------- -- --------------------- -- --------------- --

           7% and under               $ 29,992.3            21.9%                23.9                $  470.5
           7.01-8%                      63,870.4            46.7%                26.0                 1,283.6
           8.01-9%                      33,626.1            24.6%                26.8                   457.7
           9.01-10%                      7,975.3             5.8%                26.3                    97.8
           over 10%                      1,339.2             1.0%                23.5                    14.1
                                    ===============    ==============    =====================    ===============
                                      $136,803.3           100.0%                25.7                $2,323.7
                                    ===============    ==============    =====================    ===============

   -- -------------------------- -- --------------- -- -------------- -- --------------------- -- --------------- --
    (1)  Capitalized servicing fees receivable and mortgage servicing rights.

    The weighted average interest rate of the single-family mortgage loans in the Company's servicing portfolio at February 29, 1996 was 7.8% as compared with 7.6% at February 28, 1995. At February 29, 1996, 80% of the loans in the servicing portfolio bore interest at fixed rates and 20% bore interest at adjustable rates. The weighted average net service fee of the portfolio was 0.378% at February 29, 1996 and the weighted average interest rate of the fixed-rate loans in the servicing portfolio was 7.8%.

    The following table sets forth the geographic distribution of the Company's servicing portfolio of single-family mortgage loans, including loans held for sale and loans subserviced for others, as of February 29, 1996.

    ---------------------------------------------------- --------------------
                                                       Percentage of Principal
                                                           Balance Serviced
    ---------------------------------------------------- --------------------

                      California                                40.5%
                      Florida                                    4.4%
                      Texas                                      4.1%
                      Washington                                 3.5%
                      New York                                   2.9%
                      Illinois                                   2.8%
                      Colorado                                   2.6%
                      Massachusetts                              2.6%
                      New Jersey                                 2.5%
                      Arizona                                    2.5%
                      Virginia                                   2.4%
                      Maryland                                   2.3%
                      Georgia                                    2.1%
                      Ohio                                       2.0%
                      Other (1)                                 22.8%
                                                            ==============
                                                               100.0%
                                                            ==============

    ---------------------------------------------------------------------------
     (1) No other state contains more than 2.0% of the properties securing loans in the Company's servicing portfolio.

Financing of Mortgage Banking Operations

    The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently utilizes commercial paper supported by CHL's revolving credit facility, medium-term notes, MBS repurchase agreements, subordinated notes, unsecured notes, pre-sale funding facilities and cash flow from operations. The Company estimates that it had available committed and uncommitted credit facilities aggregating approximately $6.0 billion at February 29, 1996. In June 1995, the Company completed a public offering of its common stock through the issuance and sale of 10,000,000 shares at a price of $21 per share. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, direct borrowings from CHL's revolving credit facility, privately-placed financings and public offerings of preferred stock. For further information on the material terms of the borrowings utilized by the Company to finance its inventory of mortgage loans and MBS and its investment in servicing rights, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Company continues to investigate and pursue alternative and supplementary methods to finance its operations through the public and private capital markets. These may include such methods as mortgage loan sale transactions designed to expand the Company's financial capacity and reduce its cost of capital and the securitization of servicing income cash flows.

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

C.   Countrywide Asset Management Corporation

    Through its subsidiary Countrywide Asset Management Corporation ("CAMC"), the Company manages the investments and oversees the day-to-day operations of CWM and its subsidiaries. For performing these services, CAMC receives a base management fee of 1/8 of 1% per annum of CWM's average-invested mortgage-related assets not pledged to secure collateralized mortgage obligations ("CMOs"). CAMC also receives a management fee equal to 0.2% per annum of the average amounts outstanding under CWM's warehouse lines of credit. In addition, CAMC receives incentive compensation equal to 25% of the amount by which the CWM annualized return on equity exceeds the ten-year U.S. treasury rate plus 2%. In connection with a new business plan implemented by CWM in 1993, CAMC waived all management fees for calendar year 1993 and 25% of the incentive compensation earned in 1994. In addition, in 1993 CAMC absorbed $0.9 million of operating expenses incurred in connection with the new business plan. In June 1993, CWM and its subsidiaries began reimbursing CAMC for all expenses of the new operations. As of December 31, 1995, 1994 and 1993, the consolidated total assets of CWM were $2.6 billion, $2.0 billion and $1.4 billion, respectively. During the fiscal years ended February 29(28), 1996, 1995 and 1994, CAMC earned $2.0 million, $0.3 million and $0.1 million, respectively, in base management fees from CWM and its subsidiaries. In addition, during the fiscal years ended February 29(28), 1996 and 1995, CAMC recorded $6.6 million and $1.1 million, respectively, in incentive compensation, net of the amount waived as described above. At February 29, 1996, the Company and CAMC owned 1,120,000 shares, or approximately 2.58%, of the common stock of CWM. See Note K to the Company's Consolidated Financial Statements.

D.   Other Operations

    Through various other subsidiaries, the Company conducts business in a number of areas related to the mortgage banking business. The activities of these subsidiaries include:

    The Company operates a securities broker-dealer, Countrywide Securities Corporation ("CSC"), which is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. CSC trades MBS and other mortgage-related assets with broker-dealers and institutional investors.

    The Company's insurance agency subsidiary, Countrywide Agency, Inc., acts as an agent for the sale of insurance, including homeowners, fire, flood, earthquake, mortgage life and disability, to CHL's mortgagors and others.

    Another subsidiary of the Company, CTC Foreclosure Services Corporation, serves as trustee under deeds of trust in connection with the Company's mortgage loan production in California and certain other states.

    Countrywide Servicing Exchange ("CSE") is a national servicing brokerage and consulting firm. CSE acts as an agent facilitating transactions between buyers and sellers of bulk servicing contracts.

    LandSafe, Inc. and its subsidiaries act as a provider of various title insurance and escrow services in the capacity of an agent rather than an underwriter. The Company offers title insurance commitments and policies, settlement services and property profiles to realtors, builders, consumers, mortgage brokers and other financial institutions.

    Countrywide Financial Services Corporation and its subsidiaries act as a provider of various financial services to CHL customers.

    Countrywide General Agency of Texas, Inc., manages the day-to-day operations of an agency for the sale of homeowners, life and automobile insurance to CHL customers in the State of Texas.

    Another subsidiary of the Company, Charter Reinsurance Corporation ("CRC"), reinsures a portion of mortgage insurance losses on loans originated by the Company that are insured by the mortgage insurance company with which CRC has entered into a reinsurance agreement. CRC shares in the premiums collected and losses incurred by the mortgage insurance company.

E.   Proprietary Data Processing Systems

    The Company employs technology wherever applicable and continually searches for new and better ways of both providing services to its customers and maximizing efficiency of its operations. Proprietary systems currently in use by the Company include CLUESTM, an artificial intelligence system that is designed to expedite the review of applications, credit reports and property appraisals. The Company believes that CLUESTM increases underwriters' productivity, reduces costs and provides greater consistency to the underwriting process. Another system in use is EDGE, which is an advanced automated loan origination system that is designed to reduce the time and cost associated with the loan application and funding process. This front-end system was internally developed for the Company's exclusive use and is integrated with the Company's loan servicing, sales, accounting and other systems. The Company believes that the EDGE system improves the quality of the loan products and customer service by:
(i) reducing risk of deficient loans; (ii) facilitating accurate pricing; (iii) promptly generating loan documents with the use of laser printers; (iv) providing for electronic communication with credit bureaus and other vendors and
(v) generally minimizing manual data input. From pre-qualification to funding, the Company believes EDGE significantly reduces origination and processing costs and speeds funding time.

    The Company has developed and implemented DirectLine Plus(R), which is designed to provide support to mortgage brokers and enable them to obtain the latest pricing, to review the Company's lending program guidelines, to submit applications, to directly obtain information about specific loans in progress and to send and receive electronic messages to and from the Company's processing center. Recent enhancements to DirectLine Plus(R) integrate that application with CLUES-ON-LINE, an adaption of CLUESTM for use with DirectLine Plus(R) , which is designed to allow the mortgage broker to submit loan information and receive a qualified underwriting decision within minutes.

    In addition, the Company is developing CLASS, which is designed to offer automated loan settlement services by using electronic data interchange to facilitate the preparation of closing documents at the office of the closing agent. The Company plans to deploy CLASS in the offices of a wide range of business partners (such as Realtors and other entities that are involved in the closing of a mortgage loan transaction). Another system that was recently developed is the LOAN COUNSELOR. The LOAN COUNSELOR is designed to give business partners direct access to the Company's package of financial services and to permit such business partners to pre-qualify prospective applicants, provide "what if" scenarios to help find the appropriate loan product, take the application and receive a qualified underwriting decision. The Company plans to integrate the LOAN COUNSELOR with both CLUESTM and the EDGE system.

    The Company has implemented a telemarketing application designed to provide enterprise-wide information on both current and prospective customers. The system, called Mortgage Counselor, helps production divisions to identify prospective customers to solicit for specific products or services, and to obtain the results of any solicitation. Management believes that the database will give the Company a significant advantage in its ability to protect its servicing portfolio and generate additional revenue by cross-selling other products and services.

    The Company also participates on the Internet with the goal of enhancing business partner relationships and providing loan origination services directly to the consumer. The Company has a public site on the World Wide Web from which information as to product offerings as well as prequalification applications, can be obtained. In addition, a similar 'private site' is available for business partners of the Correspondent Division to view pricing and product information as well as loan status. In management's view, the Internet provides a unique medium to deliver mortgage services at a cost significantly lower than that incurred in conventional marketing methods.


F.   Regulation

    The Company's mortgage banking business is subject to the rules and regulations of HUD, FHA, VA, Fannie Mae, Freddie Mac and Ginnie Mae with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination, provide for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Moreover, FHA lenders such as the Company are required annually to submit to the Federal Housing Commissioner audited financial statements, and Ginnie Mae requires the maintenance of specified net worth levels (which vary depending on the amount of Ginnie Mae securities issued by the Company). The Company's affairs are also subject to examination by the Federal Housing Commissioner at all times to assure compliance with the FHA regulations, policies and procedures. Mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

    Additionally, various state laws and regulations affect the Company's mortgage banking operations. The Company is licensed as a mortgage banker or regulated lender in those states in which such license is required.

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

G.   Competition

    The mortgage banking industry is highly competitive and fragmented. The Company competes with other financial intermediaries (such as mortgage bankers, commercial banks, savings and loan associations, credit unions and insurance companies) and mortgage banking subsidiaries or divisions of diversified companies. During the year ended February 29, 1996, several independent mortgage banking companies and the mortgage banking operations of financial or diversified companies exited the market through acquisition by another company (especially banks), merger or attrition. The Company believes that this exit from the marketplace by other mortgage banking companies was the result of such factors as declining profits due to adverse market conditions in 1994 and changing management focus. Generally, the Company competes by offering products with competitive features, by emphasizing the quality of its service and by pricing its range of products at competitive rates. During periods of decreasing interest rates, (as was the case during most of the year ended February 29, 1996), consumers tend to prefer fixed-rate mortgage products over ARM products. Particularly in California, savings and loans and other portfolio lenders have competed with the Company by offering aggressively priced ARM products which tend to grow in popularity when interest rates rise.

    In recent years, the aggregate share of the United States market for residential mortgage loans that is served by mortgage bankers has risen, principally due to the decline in the savings and loan industry. According to industry statistics, mortgage bankers' aggregate share of this market increased from approximately 19% during calendar year 1989 to approximately 56% during calendar year 1995. The Company believes that it has benefited from this trend.

G.   Employees

    At February 29, 1996, the Company employed 4,825 persons, 1,936 of whom were engaged in production activities, 1,242 were engaged in loan administration activities and 1,647 were engaged in other activities. None of these employees is represented by a collective bargaining agent.

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

    The Company leases or owns office space in several other buildings in the Pasadena area. Additionally, CHL leases office space for each of its Consumer Markets Division branch offices (each ranging from approximately 308 to 2,840 square feet), Wholesale Division loan centers (each ranging from approximately 1,310 to 4,831 square feet) and Correspondent Division offices (each ranging from approximately 7,132 to 10,929 square feet). These leases vary in term and have different rent escalation provisions. In general, the leases extend through fiscal year 1999, contain buyout provisions and provide for rent escalation tied to increases in the Consumer Price Index or operating costs of the premises.



ITEM 3.     LEGAL PROCEEDINGS

    On June 22, 1995, a lawsuit was filed by Jeff and Kathy Briggs, as a purported class action, against Countrywide Funding Corporation (now known as Countrywide Home Loans, Inc.) and a mortgage broker in the Northern Division of the United Sates District Court for the Middle District of Alabama. The suit claims, among other things, that in connection with residential mortgage loan closings, CHL made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages plus, as to certain claims, treble damages. CHL's management believes that its compensation programs to mortgage brokers comply with applicable law and with long-standing industry practice, and that it has meritorious defenses to the action. CHL intends to defend vigorously against the action and believes that the ultimate resolution of such claims will not have a material adverse effect on CHL or the Company.

    The Company and certain subsidiaries are defendants in various lawsuits involving matters generally incidental to their business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position of the Company and its subsidiaries.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.



                                                      PART II

ITEM 5.            MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                   STOCKHOLDER MATTERS

    The Company's common stock is listed on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange (Symbol: CCR). The following table sets forth the high and low sales prices (as reported by the NYSE) for the Company's common stock and the amount of cash dividends declared for the fiscal years ended
February 29(28), 1996 and 1995.

   ----- --------------- ------------------------- --- ------------------------- --- -------------------------------
                                                                                             Cash Dividends
                               Fiscal 1996                   Fiscal 1995                        Declared
   ----- --------------- ------------ ------------ --- ------------ ------------ --- ---------------- --------------
         Quarter            High          Low             High          Low            Fiscal 1996     Fiscal 1995
   ----- --------------- ------------ ------------ --- ------------ ------------ --- ---------------- --------------

         First             $20.50       $15.50           $17.50       $13.33              $0.08           $0.08
         Second             23.13        18.38            18.75        12.88               0.08            0.08
         Third              26.75        20.00            15.38        13.63               0.08            0.08
         Fourth             24.00        19.00            16.25        12.38               0.08            0.08

   ----- --------------- ------------ ------------ --- ------------ ------------ --- ---------------- --------------

    The Company has declared and paid cash dividends on its common stock quarterly since 1979, except that no cash dividend was declared in the fiscal quarter ended February 28, 1982. For the fiscal years ended February 29(28), 1996 and 1995, the Company declared quarterly cash dividends aggregating $0.32 per share. On March 19, 1996, the Company declared a quarterly cash dividend of $0.08 per common share, paid April 16, 1996.

    The ability of the Company to pay dividends in the future is limited by various restrictive covenants in the debt agreements of the Company; the earnings, cash position and capital needs of the Company; general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company is prohibited under certain of its debt agreements, including its guaranties of CHL's revolving credit facility, from paying dividends on any capital stock (other than dividends payable in capital stock or stock rights), except that so long as no event of default under the agreements exists at the time, the Company may pay dividends in an aggregate amount not to exceed the greater of: (i) the after-tax net income of the Company, determined in accordance with generally accepted accounting principles, for the fiscal year to the end of the quarter to which the dividends relate and (ii) the aggregate amount of dividends paid on common stock during the immediately preceding year. The primary source of funds for payments to stockholders by the Company is dividends received from its subsidiaries. Accordingly, such payments by the Company in the future also depend on various restrictive covenants in the debt obligations of its subsidiaries; the earnings, the cash position and the capital needs of its subsidiaries; as well as laws and regulations applicable to its subsidiaries. Unless the Company and CHL each maintain specified minimum levels of net worth and certain other financial ratios, dividends cannot be paid by the Company and CHL in compliance with certain of CHL's debt obligations (including the revolving credit facility). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    The Company has paid stock dividends and declared stock splits since 1978 as follows: 50% in October 1978; 50% in July 1979; 15% in November 1979; 15% in May 1980; 30% in November 1980; 30% in May 1981; 3% in February 1982; 2% in May 1982; 0.66% in April 1983; 1% in July 1983; 2% in April 1984; 2% in November
1984; 2% in June 1985; 2% in October 1985; 2% in March 1986; 3-for-2 split in September 1986; 2% in April 1987; 2% in April 1988; 2% in October 1988; 2% in November 1989; 3-for-2 split in July 1992; 5% in April 1993 and 3-for-2 split in May 1994.

    As of May 7, 1996, there were 2,653 shareholders of record of the Company's common stock.



ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

    ----------------------------------------------- -----------------------------------------------------------------
                                                                      Years ended February 29(28),
    (Dollar amounts in thousands, except per           1996         1995         1994          1993         1992
    share data)
    ----------------------------------------------- ------------ ------------ ------------ ------------- ------------
    Selected Statement of Earnings Data:
    Revenues:
       Loan origination fees                          $199,724     $203,426     $379,533     $241,584       $91,933
       Gain (loss) on sale of loans                     92,341      (41,342)      88,212       67,537        38,847
                                                    ------------ ------------ ------------ ------------- ------------
          Loan production revenue                      292,065      162,084      467,745      309,121       130,780

       Interest earned                                 354,226      280,917      320,217      191,389       103,014
       Interest charges                               (281,573)    (205,464)    (219,898)    (128,612)      (69,760)
                                                    ------------ ------------ ------------ ------------- ------------
          Net interest income                           72,653       75,453      100,319       62,777        33,254

       Loan servicing income                           575,058      428,994      307,477      177,291        94,830
       Less amortization and impairment of
          servicing assets                            (342,811)     (95,768)    (242,177)    (151,362)      (53,768)
       Servicing hedge gain (loss)                     200,135      (40,030)      73,400       74,075        17,000
       Less write-off of servicing hedge                     -      (25,600)           -            -             -
                                                    ------------ ------------ ------------ ------------- ------------
          Net loan administration income               432,382      267,596      138,700      100,004        58,062

       Commissions, fees and other income               63,642       40,650       48,816       33,656        19,714
       Gain on sale of servicing                             -       56,880            -            -         4,302
                                                    ------------ ------------ ------------ ------------- ------------
          Total revenues                               860,742      602,663      755,580      505,558       246,112
                                                    ------------ ------------ ------------ ------------- ------------
    Expenses:
       Salaries and related expenses                   229,668      199,061      227,702      140,063        72,654
       Occupancy and other office expenses             106,298      102,193      101,691       64,762        36,645
       Guarantee fees                                  121,197       85,831       57,576       29,410        13,622
       Marketing expenses                               27,115       23,217       26,030       12,974         5,015
       Other operating expenses                         50,264       37,016       43,481       24,894        17,849
       Branch and administrative office
          consolidation costs                                -        8,000            -            -             -
                                                    ------------ ------------ ------------ ------------- ------------
          Total expenses                               534,542      455,318      456,480      272,103       145,785
                                                    ------------ ------------ ------------ ------------- ------------

    Earnings before income taxes                       326,200      147,345      299,100      233,455       100,327
    Provision for income taxes                         130,480       58,938      119,640       93,382        40,131
                                                    ------------ ------------ ------------ ------------- ------------

    Net earnings                                      $195,720      $88,407     $179,460     $140,073       $60,196
    =============================================== ============ ============ ============ ============= ============
    Per Share Data (1):
    Primary -                                             $1.95        $0.96        $1.97        $1.65         $0.89
    Fully diluted -                                       $1.95        $0.96        $1.94        $1.52         $0.81

    Cash dividends per share                              $0.32        $0.32        $0.29        $0.25         $0.15
    Weighted average shares outstanding -
       Primary                                      100,270,000  92,087,000   90,501,000   82,514,000    63,800,000
       Fully diluted                                100,270,000  92,216,000   92,445,000   92,214,000    74,934,000
    =============================================== ============ ============ ============ ============= ============

    Selected Balance Sheet Data at End of Period:
    Total assets                                    $8,657,653   $5,710,182   $5,631,061   $3,369,499    $2,474,625
    Short-term debt                                 $4,423,738   $2,664,006   $3,111,945   $1,579,689    $1,046,289
    Long-term debt                                  $1,911,800   $1,499,306   $1,197,096   $  734,762    $  383,065
    Convertible preferred stock                              -            -            -   $   25,800    $   37,531
    Common shareholders' equity                     $1,319,755   $  942,558   $  880,137   $  693,105    $  558,617
    =============================================== ============ ============ ============ ============= ============

    Operating Data (dollar amounts in millions):
    Loan servicing portfolio (2)                      $136,835     $113,111      $84,678      $54,484       $27,546
    Volume of loans originated                       $  34,584    $  27,866      $52,459      $32,388       $12,156
    =============================================== ============ ============ ============ ============= ============
   (1) Adjusted to reflect subsequent stock dividends and splits.
   (2) Includes warehoused loans and loans under subservicing agreements.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's strategy is concentrated on three components of its business: loan production, loan servicing and businesses ancillary to mortgage lending. See "Business--Mortgage Banking Operations." The Company intends to continue its efforts to increase its market share of, and realize increased income from, its loan production. In addition, the Company is engaged in building its loan servicing portfolio because of the returns it can earn from such investment. A strong production capability and a growing servicing portfolio are the primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates because loan production income characteristics are countercyclical to the effect of interest rate changes on servicing income. Finally, the Company is involved in business activities complementary to its mortgage banking business, such as acting as agent in the sale of homeowners, fire, flood, earthquake, mortgage life and disability insurance to its mortgagors, providing various title insurance and escrow services in the capacity of an agent rather than an underwriter, brokering servicing contracts and trading mortgage-backed securities ("MBS") and other mortgage-related assets.

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

    The Company's performance during the fiscal year ended February 28, 1994 ("Fiscal 1994") set new operating records. In calendar year 1993, the Company became the nation's largest servicer of single-family mortgages and at February 28, 1994 had a servicing portfolio of $84.7 billion, an increase of 55% over the portfolio at the end of Fiscal 1993. This servicing portfolio growth was accomplished through increased loan production volume of low-coupon mortgages. In addition, the Company acquired bulk servicing rights with an aggregate principal balance of $3.4 billion. In Fiscal 1994, the Company also maintained its position as the nation's leader in originations of single-family mortgages for the second consecutive year. This performance was due to: (i) continued implementation of the Company's production expansion strategy designed to penetrate new markets and expand in existing markets, particularly outside California, and to further increase market share; (ii) a continued decline in average mortgage interest rates that prevailed during most of 1993 and (iii) introduction of new technologies that improved productivity. In Fiscal 1994, the Company's market share increased to approximately 5.1% of the estimated $1.0 trillion single-family mortgage origination market, up from approximately 4% of the estimated $825 billion market in Fiscal 1993.

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

    The fiscal year ended February 29, 1996 ("Fiscal 1996") was a record year in profits for the Company. Loan production increased to $34.6 billion from $27.9 billion in Fiscal 1995. The Company attributes the increase to (i) a decline in mortgage interest rates during most of the year; (ii) the implementation of a national advertising campaign aimed at developing a brand identity for Countrywide and reaching the consumer directly and (iii) the opening of two telemarketing centers which, through the use of proprietary systems, provide product information specific to the potential borrower's needs and allow a telemarketer to take an application and pass it to a branch office for processing. For calendar 1995, the Company ranked second in amount of single-family mortgage originations nationwide. In Fiscal 1996, the Company's market share increased to approximately 5% of the estimated $650 billion single-family mortgage origination market, up from approximately 4% of the estimated $660 billion market in Fiscal 1995. The interest rate environment that prevailed during Fiscal 1996 was favorable for fixed-rate mortgages. Additionally, the percentage of loan production attributable to refinances increased from 30% in Fiscal 1995 to 34% in Fiscal 1996, as borrowers took advantage of declining interest rates. During Fiscal 1996, the Company's loan servicing portfolio grew to $136.8 billion from $113.1 billion at the end of Fiscal 1995. This growth resulted from the Company's loan production during the year and bulk servicing acquisitions amounting to $5.2 billion, partially offset by prepayments, partial prepayments and scheduled amortization of $17.2 billion. The prepayment rate in the servicing portfolio was 12%, up from the prior year due to the decreasing mortgage interest rate environment in Fiscal 1996. However, this rate was lower than the 35% prepayment rate in Fiscal 1994 because a substantial number of loans in the servicing portfolio were produced in Fiscal 1994 and bear interest at rates lower than the lowest interest rate level reached during Fiscal 1996.


RESULTS OF OPERATIONS

Fiscal 1996 Compared with Fiscal 1995

    Revenues for Fiscal 1996 increased 43% to $860.7 million from $602.7 million for Fiscal 1995. Net earnings increased 121% to $195.7 million in Fiscal 1996 from $88.4 million in Fiscal 1995. Effective March 1, 1995, the Company adopted SFAS No. 122. SFAS No. 122 amended SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Since SFAS No. 122 prohibits retroactive application, historical accounting results have not been restated and, accordingly, the accounting results for Fiscal 1996 are not directly comparable with Fiscal 1995. The overall impact on the Company's financial statements of adopting SFAS No. 122 was an increase in net earnings for Fiscal 1996 of $41.9 million, or $0.42 per share. In addition to the accounting change, the increase in revenues and net earnings for Fiscal 1996 compared to Fiscal 1995 was attributable to an increase in the size of the Company's servicing portfolio and improved pricing margins, partially offset by the non-recurring gain on sale of servicing in Fiscal 1995 which gain was offset, in part, by a non-recurring write-off of the servicing hedge during the same prior period.

    The total volume of loans produced increased 24% to $34.6 billion for Fiscal 1996 from $27.9 billion for Fiscal 1995. Refinancings totaled $11.7 billion, or 34% of total fundings, for Fiscal 1996, as compared to $8.4 billion, or 30% of total fundings, for Fiscal 1995. Fixed-rate mortgage loan production totaled $26.9 billion, or 78% of total fundings, for Fiscal 1996, as compared to $18.4 billion, or 66% of total fundings, for Fiscal 1995. Production in the Company's Consumer Markets Division increased to $7.4 billion for Fiscal 1996 compared to $7.1 billion for Fiscal 1995. Production in the Company's Wholesale Division decreased to $8.1 billion for Fiscal 1996 from $8.5 billion for Fiscal 1995. The Company's Correspondent Division purchased $19.1 billion in mortgage loans for Fiscal 1995 compared to $12.3 billion for Fiscal 1995. The factors which affect the relative volume of production among the Company's three divisions include pricing decisions and the relative competitiveness of such pricing, the level of real estate and mortgage lending activity in each division's markets, and the success of each division's sales and marketing efforts.

    At February 29(28), 1996 and 1995, the Company's pipeline of loans in process was $5.6 billion and $3.6 billion, respectively. In addition, at February 29, 1996, the Company has committed to make loans in the amount of $1.3 billion, subject to property identification and approval of the loans ("Lock n' Shop(R) Pipeline"). At February 28, 1995, the Lock n' Shop(R) Pipeline was $2.7 billion. Historically, approximately 43% to 77% of the pipeline of loans in process has funded. In Fiscal 1996 and Fiscal 1995, the Company received 460,486 and 315,632 new loan applications, respectively, at an average daily rate of $194 million and $141 million, respectively. The following actions were taken during Fiscal 1996 on the total applications received during that year: 309,433 loans (67% of total applications received) were funded and 101,747 applications (22% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during Fiscal 1995 on the total applications received during that year: 220,715 loans (70% of total applications received) were funded and 66,725 applications (21% of total applications received) were either rejected by the Company or withdrawn by the applicant. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.

    Loan origination fees decreased in Fiscal 1996 as compared to Fiscal 1995 primarily because production by the Correspondent Division (which, due to lower cost structures, charges lower origination fees per dollar loaned) comprised a greater percentage of total production in Fiscal 1996 than in Fiscal 1995. Gain
(loss) on sale of loans improved in Fiscal 1996 compared to Fiscal 1995 primarily due to improved pricing margins and the impact of adopting SFAS No.
122. SFAS No. 122 requires recognition of originated mortgage servicing rights ("OMSRs"), as well as purchased mortgage servicing rights ("PMSRs"), as assets by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. This accounting methodology, in turn, increases the gain (or reduces the loss) on sale of loans as compared to the accounting results obtained from SFAS No. 65, the previously applicable standard. Under SFAS No. 65, the cost of OMSRs was not recognized as an asset and was included in the gain or loss recorded when the related loans were sold. The separate impact of recognizing OMSRs as assets in the Company's financial statements in accordance with SFAS No. 122 for Fiscal 1996 was an increase in gain on sale of loans of $153.3 million.

    With respect to PMSRs, SFAS No. 122 has a different cost allocation methodology than SFAS No. 65. In contrast to a cost allocation based on relative market value as set forth in SFAS No. 122, the prior requirement was to allocate the costs incurred in excess of the market value of the loans without the servicing rights to PMSRs. In Fiscal 1996, the separate impact of the application of SFAS No. 122 cost allocation method, along with the effect of changes in market conditions, was to reduce PMSR capitalization, and therefore negatively impact gain (loss) on sale of loans, by $83.5 million. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including loan pricing decisions, interest rate volatility, the general direction of interest rates and the volume and mix of loans produced.

    Net interest income (interest earned net of interest charges) decreased to $72.7 million for Fiscal 1996 from $75.5 million for Fiscal 1995. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($35.0 million and $35.7 million for Fiscal 1996 and Fiscal 1995, respectively); (ii) interest expense related to the Company's investment in servicing rights ($64.6 million and $20.0 million for Fiscal 1996 and Fiscal 1995, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($102.3 million and $59.8 million for Fiscal 1996 and Fiscal 1995, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The decrease in net interest income from the mortgage loan warehouse was primarily attributable to a lower net earnings rate. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The increase in net interest income earned from the custodial balances was related to an increase in the earnings rate and an increase in the average custodial balances (caused by growth of the servicing portfolio and an increase in prepayments) from Fiscal 1995 to Fiscal 1996.

    During Fiscal 1996, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At February 29, 1996, the Company serviced $136.8 billion of loans (including $1.9 billion of loans subserviced for others) compared to $113.1 billion (including $0.7 billion of loans subserviced for others) at February 28, 1995, a 21% increase. The growth in the Company's servicing portfolio during Fiscal 1996 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments and scheduled amortization of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at February 29, 1996, was 7.8% compared to 7.6% at February 28, 1995. Generally, it is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is countercyclical to loan production income. See "Prospective Trends--Market Factors."

    During Fiscal 1996, the prepayment rate of the Company's servicing portfolio was 12%, as compared to 9% for Fiscal 1995. In general, the prepayment rate is affected by the relative level of mortgage interest rates, activity in the home purchase market and the relative level of home prices in a particular market. The increase in the prepayment rate is primarily attributable to increased refinance activity caused by decreased mortgage interest rates in Fiscal 1996 from Fiscal 1995. The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. To mitigate the effect on earnings of higher amortization and impairment (which are deducted from loan servicing income) resulting from increased prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in value when interest rates decline (the "Servicing Hedge"). These financial instruments include call options on interest rate futures and MBS, interest rate floors, interest rate swaps (with the Company's maximum payment capped) ("Swap Caps"), principal-only ("P/O") swaps and certain tranches of collateralized mortgage obligations ("CMOs").

    In the interest rate Swap Caps contracts, the Company receives and pays interest on a specified notional amount. The rate received is fixed; and the rate paid is adjustable, is indexed to the London Interbank Offered Rates for U.S. dollar deposits ("LIBOR") and has a specified maximum, or "cap. "

    The P/O swaps are derivative contracts, the value of which is determined by changes in the value of a referenced P/O security. The payments received by the Company under the P/O swaps relate to the cash flows of the referenced P/O security. The payments made by the Company are based upon a notional amount tied to the remaining balance of the referenced P/O security multiplied by a floating rate indexed to LIBOR.

    The CMOs, which consist primarily of P/O securities, have been purchased at deep discounts to their par values. As interest rates decline, prepayments on the collateral underlying the CMOs should increase. These changes should result in a decline in the average lives of the P/O securities and an increase in the present values of their cash flows.

    The Servicing Hedge instruments utilized by the Company are designed to protect the value of the investment in servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the servicing rights increases while the value of the hedge instruments declines. With respect to the options, floors and CMOs, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. With respect to the Swap Caps contracts entered into by the Company as of February 29, 1996, the Company estimates that its maximum exposure to loss over the contractual term is $35 million. The Company's exposure to loss in the P/O swaps is related to changes in the market value of the referenced P/O security over the life of the contract. In Fiscal 1996, the Company recognized a net gain of $200.1 million from its Servicing Hedge. The net gain included unrealized gains of $108.8 million and realized gains of $91.3 million from the sale of various financial instruments that comprise the Servicing Hedge. As a part of the adoption of SFAS No. 122, the Company has revised its servicing hedge accounting policy, effective March 1, 1995, to adjust the basis of the Servicing Assets for unrealized gains or losses in the derivative financial instruments comprising the Servicing Hedge. There can be no assurance that the Company's Servicing Hedge will generate gains in the future, or if gains are generated, that they will fully offset impairment of the Servicing Assets. See Note F to the Company's Consolidated Financial Statements.

    The Company recorded amortization and impairment of its Servicing Assets for Fiscal 1996 totaling $342.8 million (consisting of amortization amounting to $168.0 million and impairment of $174.8 million), compared to $95.8 million of amortization for Fiscal 1995. SFAS No. 122 requires that all capitalized mortgage servicing rights be evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. Under SFAS No. 65, the impairment evaluation could be made using either discounted or undiscounted cash flows. No uniform required level of disaggregation was specified. The Company used a disaggregated undiscounted method. The factors affecting the amount of amortization and impairment recorded in an accounting period include the level of prepayments during the period, the change in prepayment expectations and the amount of Servicing Hedge gains.

    During Fiscal 1996, the Company acquired bulk servicing rights for loans with principal balances aggregating $5.2 billion at a price of $67.0 million or 1.30% of the aggregate outstanding principal balances of the servicing portfolios acquired. During Fiscal 1995, the Company acquired bulk servicing rights for loans with principal balances aggregating $17.6 billion at a price of $261.9 million or 1.49% of the aggregate outstanding principal balances of the servicing portfolios acquired.

    During Fiscal 1995, the Company sold servicing rights for loans with principal balances of $5.9 billion and recognized a gain of $56.9 million. No servicing rights were sold during Fiscal 1996.

    Salaries and related expenses are summarized below for Fiscal 1996 and Fiscal 1995.

   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                                      Fiscal 1996
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
                                       Production           Loan          Corporate         Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                   $ 68,502         $32,080         $46,504             $9,711        $156,797

      Incentive Bonus                   33,022             445           9,711              4,546          47,724

      Payroll Taxes and Benefits        11,472           5,571           6,824              1,280          25,147
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $112,996         $38,096         $63,039            $15,537        $229,668
                                     ============    =============    =============    =============    ============

      Average      Number     of         1,743           1,160             887                192           3,982
      Employees

   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------



   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                                      Fiscal 1995
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
                                        Production           Loan          Corporate         Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                   $ 70,230         $23,929         $39,046             $6,811        $140,016

      Incentive Bonus                   21,178             463           8,637              4,204          34,482

      Payroll Taxes and Benefits        11,633           4,020           8,062                848          24,563
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $103,041         $28,412         $55,745            $11,863        $199,061
                                     ============    =============    =============    =============    ============

      Average      Number     of         1,780             850             851                126           3,607
      Employees

   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

    The amount of salaries increased during Fiscal 1996 primarily due to the increased number of employees resulting from a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries. Incentive bonuses earned during Fiscal 1996 increased primarily due to increased loan production.

    Occupancy and other office expenses for Fiscal 1996 slightly increased to $106.3 million from $102.2 million for Fiscal 1995. The increase was primarily attributable to a larger loan servicing portfolio.

    Guarantee fees (fees paid to guarantee timely and full payment of principal and interest on MBS and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio) for Fiscal 1996 increased 41% to $121.2 million from $85.8 million for Fiscal 1995. This increase resulted primarily from an increase in the servicing portfolio.

    Marketing expenses for Fiscal 1996 increased 17% to $27.1 million from $23.2 million for Fiscal 1995, reflecting the Company's implementation of a new marketing plan.

    In Fiscal 1995, the Company incurred an $8.0 million charge related to the consolidation and relocation of branch and administrative offices that occurred as a result of the reduction in staff caused by declining production. No such charge was incurred in Fiscal 1996.

    Other operating expenses for Fiscal 1996 increased from Fiscal 1995 by $13.2 million, or 36%. This increase was due primarily to an increase in unreimbursed costs on foreclosed loans resulting from a larger servicing portfolio, and an increased provision for bad debts resulting from home equity and B&C loans held in portfolio pending securitization.

   Profitability of Loan Production and Servicing Activities

    In Fiscal 1996, the Company's pre-tax earnings from its loan production activities (which include loan origination and purchases, warehousing and sales) was $61.2 million. In Fiscal 1995, the Company's comparable pre-tax loss was $94.8 million. The increase of $156.0 million was primarily attributable to improved pricing margins, the effect of the adoption of SFAS No. 122 previously discussed and a change of $44.6 million in the Company's internal method of allocating overhead between its production and servicing activities. In Fiscal 1996, the Company's pre-tax earnings from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance and acting as tax payment agent) was $251.2 million as compared to $229.6 million in Fiscal 1995. The increase of $21.6 million was principally due to the increase in the size of the servicing portfolio, partially offset by the change in the Company's internal overhead allocation method discussed above and a non-recurring gain on sale of servicing in Fiscal 1995 (which was offset, in part, by a non-recurring write-off of the servicing hedge).


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

    The total volume of loans produced decreased 47% to $27.9 billion for Fiscal 1995 from $52.5 billion for Fiscal 1994. Refinancings totaled $8.4 billion, or 30% of total fundings, for Fiscal 1995, as compared to $39.2 billion, or 75% of total fundings, for Fiscal 1994. ARM loan production totaled $9.5 billion, or 34% of total fundings, for Fiscal 1995, as compared to $10.1 billion, or 19% of total fundings for Fiscal 1994. Production in the Company's Consumer Markets Division decreased to $7.1 billion for Fiscal 1995 compared to combined production of $11.6 billion for the Retail and Consumer Divisions (which Divisions were combined into the Consumer Markets Division) for Fiscal 1994. Production in the Company's Wholesale Division decreased to $8.5 billion (which included approximately $3.3 billion of originated loans and $5.2 billion of purchased loans) for Fiscal 1995 from $21.5 billion (which included approximately $10.9 billion of originated loans and $10.6 billion of purchased loans) for Fiscal 1994. The Company's Correspondent Division purchased $12.3 billion in mortgage loans for Fiscal 1995 compared to $19.4 billion for Fiscal 1994.

    At February 28, 1995 and 1994, the Company's pipeline of loans in process was $3.6 billion and $7.6 billion, respectively. In addition, at February 28, 1995 and 1994, the Company's Lock n' Shop(R) Pipeline was $2.7 billion and $1.6 billion, respectively. In Fiscal 1995 and Fiscal 1994, the Company received 315,632 and 515,104 new loan applications, respectively, at an average daily rate of $141 million and $282 million, respectively. The following actions were taken during Fiscal 1995 on the total applications received during that year:
220,715 loans (70% of total applications received) were funded and 66,725 applications (21% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during Fiscal 1994 on the total applications received during that year: 358,257 loans (70% of total applications received) were funded and 98,809 applications (19% of total applications received) were either rejected by the Company or withdrawn by the applicant.

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

    Net interest income (interest earned net of interest charges) decreased to $75.5 million for Fiscal 1995 from $100.3 million for Fiscal 1994. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($35.7 million and $110.1 million for Fiscal 1995 and Fiscal 1994, respectively); (ii) interest expense related to the Company's investment in servicing rights ($20.0 million and $68.0 million for Fiscal 1995 and Fiscal 1994, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($59.8 million and $58.2 million for Fiscal 1995 and Fiscal 1994, respectively). The decrease in net interest income from the mortgage loan warehouse was attributable to a decrease in the average amount of the mortgage loan warehouse due to the decline in production and to a decrease in the net earnings rate. The decrease in interest expense on the investment in servicing rights resulted primarily from a decline in Interest Costs Incurred on Payoffs. The increase in net interest income earned from the custodial balances was related to an increase in the earnings rate, offset somewhat by a decline in the average custodial balances from Fiscal 1994 to Fiscal 1995.

    During Fiscal 1995, loan administration income was positively affected by the continued growth of the Company's loan servicing portfolio. At February 28, 1995, the Company serviced $113.1 billion of loans (including $0.7 billion of loans subserviced for others) compared to $84.7 billion (including $0.6 billion of loans subserviced for others) at February 28, 1994, a 34% increase. The growth in the Company's servicing portfolio during Fiscal 1995 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments, scheduled amortization of mortgage loans and a sale of servicing rights of loans with principal balances of $5.9 billion. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at February 28, 1995, was 7.6% compared to 7.2% at February 28, 1994.

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

    During Fiscal 1995, the Company sold servicing rights for loans with principal balances of $5.9 billion and recognized a gain of $56.9 million. No servicing rights were sold during Fiscal 1994.



    Salaries and related expenses are summarized below for Fiscal 1995 and Fiscal 1994.

   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                                      Fiscal 1995
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
                                     Production           Loan          Corporate         Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                   $ 70,230         $23,929         $39,046             $6,811        $140,016

      Incentive Bonus                   21,178             463           8,637              4,204          34,482

      Payroll Taxes and Benefits        11,633           4,020           8,062                848          24,563
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $103,041         $28,412         $55,745            $11,863        $199,061
                                     ============    =============    =============    =============    ============

      Average      Number     of         1,780             850             851                126           3,607
      Employees

   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------


   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                                      Fiscal 1994
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
                                     Production           Loan          Corporate         Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                   $ 81,555         $18,974         $41,899             $4,730        $147,158

      Incentive Bonus                   47,447             323           7,013              2,663          57,446

      Payroll Taxes and Benefits        15,598           3,544           3,298                658          23,098
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $144,600         $22,841         $52,210             $8,051        $227,702
                                     ============    =============    =============    =============    ============

      Average      Number     of         2,359             680             992                101           4,132
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

   Profitability of Loan Production and Servicing Activities

    In Fiscal 1995, the Company's pre-tax loss from its loan production activities was $94.8 million. In Fiscal 1994, the Company's comparable pre-tax earnings were $250.1 million. The decrease of $344.9 million was primarily attributed to lower loan production and increased price competition caused by lower demand for mortgage loans. In Fiscal 1995, the Company's pre-tax earnings from its loan servicing activities was $229.6 million as compared to $46.6 million in Fiscal 1994. This increase was primarily due to an increase in the servicing portfolio, a reduction in amortization due to lower prepayment activity and reduced prepayment expectations and a sale of servicing during Fiscal 1995 which resulted in a gain of $56.9 million. The increase was partially offset by an increase in Servicing Hedge expense and a write-off of the remaining costs of the prior Servicing Hedge.

INFLATION

    Inflation affects the Company in the areas of loan production and servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates increase, loan production, particularly from loan refinancings, decreases, although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by an improving economy or the anticipation of increasing real estate values. In such periods of reduced loan production, production margins may decline due to increased competition resulting from overcapacity in the market. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down, thereby extending the average life of the Company's servicing portfolio and reducing both amortization and impairment of the Servicing Assets and Interest Costs Incurred on Payoffs, and because the rate of interest earned from the custodial balances tends to increase. Conversely, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having an interest rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings primarily due to increased amortization and impairment of the Servicing Assets, a decreased rate of interest earned from the custodial balances, and increased Interest Costs Incurred on Payoffs.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently utilizes commercial paper supported by CHL's revolving credit facility, medium-term notes, MBS repurchase agreements, subordinated notes, unsecured notes, pre-sale funding facilities and cash flow from operations. In June 1995, the Company completed a public offering of its common stock through the issuance and sale of 10,000,000 shares at a price of $21 per share. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, direct borrowings from CHL's revolving credit facility, privately-placed financings and public offerings of preferred stock. See Note D to the Company's Consolidated Financial Statements included herein for more information on the Company's financings.

    Certain of the debt obligations of the Company and CHL contain various provisions that may affect the ability of the Company and CHL to pay dividends and remain in compliance with such obligations. These provisions include requirements concerning net worth, current ratio and other financial covenants. These provisions have not had, and are not expected to have, an adverse impact on the ability of the Company and CHL to pay dividends.

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


Cash Flows

    Operating Activities In Fiscal 1996, the Company's operating activities used cash of approximately $1.8 billion on a short-term basis to fund the increase in its warehouse of mortgage loans. The Company's operating activities also generated $377 million of positive cash flow, which was principally allocated to the long-term investment in servicing as discussed below under "Investing Activities."

    Investing Activities The primary investing activity for which cash was used in Fiscal 1996 was the investment in servicing rights. Net cash used by investing activities increased to $889 million for Fiscal 1996 from $717 million for Fiscal 1995.

    Financing Activities Net cash provided by financing activities amounted to $2.4 billion for Fiscal 1996. Net cash used by financing activities amounted to $0.2 billion for Fiscal 1995. The increase in net cash provided was primarily the result of higher net short-term borrowings by the Company in Fiscal 1996 and from the issuance and sale of common stock.

PROSPECTIVE TRENDS

   Applications and Pipeline of Loans in Process

    During Fiscal 1996, the Company received new loan applications at an average daily rate of $194 million and at February 29, 1996, the Company's pipeline of loans in process was $5.6 billion. This compares to a daily application rate in Fiscal 1995 of $141 million and a pipeline of loans in process at February 28, 1995 of $3.6 billion. During most of Fiscal 1996, interest rates decreased, resulting in an increase in demand for mortgage loans. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's Lock n' Shop(R) Pipeline at February 29, 1996 was $1.3 billion and at February 28, 1995 was $2.7 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the extent of price competition in the market, the direction of interest rates, seasonal factors and general economic conditions. For the month ended March 31, 1996, the average daily amount of applications received was $255 million, and at March 31, 1996, the pipeline of loans in process was $6.0 billion and the Lock n' Shop(R) Pipeline was $1.8 billion.

   Market Factors

    Mortgage interest rates generally increased in Fiscal 1995 and declined in Fiscal 1996. The decline in interest rates in Fiscal 1996 resulted in increased production (particularly from refinancings), impairment (as specified in SFAS No. 122) of $174.8 million and a servicing hedge gain of $200.1 million. Conversely, the environment of rising interest rates that prevailed in Fiscal 1995 resulted in lower production (particularly from refinancings) and greater price competition, which adversely impacted earnings from loan production activities. In Fiscal 1995, the Company took steps to maintain its productivity and efficiency, particularly in the loan production area, by reducing staff and embarking on a program to reduce production-related and overhead costs. However, the rising interest rates in that year enhanced earnings from the Company's loan servicing portfolio as amortization and impairment of the Servicing Assets and Interest Costs Incurred on Payoffs decreased and the rate of interest earned from the custodial balances associated with the Company's servicing portfolio increased.

    The Company's primary competitors are commercial banks, savings and loans and mortgage banking subsidiaries of diversified companies, as well as other mortgage bankers. In Fiscal 1996, several of the mortgage banking companies that competed with the Company exited the business or have been acquired by other companies, particularly banks. The integration of these formerly independent mortgage banking companies by the acquiring institutions has not been accomplished. Therefore, management cannot evaluate the impact these transactions will have on the Company or the overall market. Particularly in California, savings and loans and other portfolio lenders have competed with the Company by offering aggressively priced adjustable-rate mortgage products which grow in popularity when interest rates rise. Generally, the Company has experienced significant price competition among mortgage lenders which has resulted in downward pressure on loan production earnings.

    Some regions in which the Company operates, particularly some regions of California, have been experiencing slower economic growth, and real estate financing activity in these regions has been negatively impacted. As a result, home lending activity for single- (one-to-four) family residences in these regions may also have experienced slower growth. The Company's California mortgage loan production (measured by principal balance) constituted 31% of its total production during both Fiscal 1996 and 1995. The Company is continuing its efforts to expand its production capacity outside of California. Since California's mortgage loan production constituted a significant portion of the Company's production during the year, there can be no assurance that the Company's operations will not continue to be adversely affected to the extent California continues to experience slow or negative economic growth resulting in decreased residential real estate lending activity or market factors further impact the Company's competitive position in the state.

    The delinquency rate in the Company-owned servicing portfolio increased to 3.20% at February 29, 1996 from 2.51% at February 28, 1995. The Company believes that this increase was primarily the result of portfolio mix changes and aging. The proportion of government and high loan-to-value conventional loans, which tend to experience higher delinquency rates than low loan-to-value conventional loans, has increased from 39% of the portfolio at February 28, 1995 to 45% at February 29, 1996. In addition, the weighted average age of the portfolio is 25 months at February 29, 1996, up from 20 months at February 28, 1995. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. However, because the loans in the portfolio are generally serviced on a non-recourse basis, the Company's exposure to credit loss resulting from increased delinquency rates is substantially limited. Further, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

    The percentage of loans in the Company's owned servicing portfolio that are in foreclosure increased to 0.49% at February 29, 1996 from 0.29% at February 28, 1995. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. Accordingly, any increase in foreclosure activity should not result in significant foreclosure losses to the Company. However, the Company's expenses may be increased somewhat as a result of the additional staff efforts required to foreclose on a loan. Similarly, government loans serviced by the Company (25% of the Company's servicing portfolio at February 29, 1996) are insured or partially guaranteed against loss by the Federal Housing Administration or the Veterans Administration. In the Company's view, the limited unreimbursed costs that may be incurred by the Company on government foreclosed loans are not material to the Company's consolidated financial statements.

   Servicing Hedge

    As previously discussed, in Fiscal 1996 the Company recorded a net gain of $200.1 million from its Servicing Hedge which is designed to protect its servicing investment from the effects of increased prepayment activity that generally results from declining interest rates. There can be no assurance the Company's Servicing Hedge will generate gains in the future, or that if gains are generated, they will fully offset impairment of the Servicing Assets.

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

     (3) - Exhibits

      Exhibit
        No.                                   Description
     -----------    -----------------------------------------------------------

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

     3.3* Bylaws of Countrywide Credit Industries,Inc., as amended and restated (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 10, 1988).

     4.1* Rights Agreement, dated as of February 10, 1988, between Countrywide Credit Industries, Inc. and Bank of America NT & SA, as Rights Agent (incorporated by reference to Exhibit 4 to the Company's Form 8-A filed pursuant to Section 12 of the Securities Exchange Act of 1934 on February 12, 1988).


     4.2* Specimen Certificate of the Company's Common Stock (incorporated by reference to Exhibit 4.2 to the Current Company's Report on Form 8-K dated February 6, 1987).

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

     4.11* Form of Medium-Term Notes, Series A (fixed-rate) of Countrywide Funding Corporation (now known as Countrywide Home Loans, Inc.) ("CFC") (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3 (File Nos. 33-44194 and 33-44194-1) filed with the SEC on November 27, 1991).


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

     4.18.1* Form of Supplemental Indenture No. 1 dated as of June 15, 1995, to the Indenture dated as of January 1, 1992, among CFC, the Company, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the registration statement on Form S-3 of the Company and CFC (File Nos. 33-59559 and 33-59559-01) filed with the SEC on June 16, 1995).

     + 10.2* Restated Employment Agreements for David S. Loeb and Angelo R. Mozilo dated February 2, 1993 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K dated February 28, 1993).

     + 10.3* Countrywide Credit Industries, Inc. Deferred Compensation Agreement for Non-Employee Directors (incorporated by reference to Exhibit 5.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1987).

     + 10.3.1* Countrywide Credit Industries, Inc. Deferred Compensation Plan for Key Management Employees dated April 15, 1992 (incorporated by reference to
Exhibit  10.3.1 to the Company's  Annual Report on Form 10-K dated  February 28,
1993).

     + 10.3.2* Countrywide Credit Industries, Inc. Deferred Compensation Plan effective August 1, 1993 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1993).

     10.4* Revolving Credit Agreement dated as of September 23, 1994 by and among CFC, the First National Bank of Chicago, Bankers Trust Company and the Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 30, 1994).

     10.4.1* First Amendment to Credit Documents dated as of June 1, 1995, by and among CFC, the Company, The First National Bank of Chicago, Bankers Trust Company and the Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 31, 1995).

     + 10.5* Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 31, 1988).

     + 10.6* Key  Executive  Equity Plan  (incorporated  by reference to Exhibit
10.4 to the Company's Quarterly Report on Form 10-Q dated May 31, 1988).

     + 10.7* 1987 Stock Option Plan, as Amended and Restated on May 15, 1989 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K dated February 28, 1989).

     + 10.8* 1986 Non-Qualified Stock Option Plan as amended (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).

     + 10.9* 1985 Non-Qualified Stock Option Plan as amended (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).

     + 10.10* 1984 Non-Qualified Stock Option Plan as amended (incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).

     + 10.11* 1982 Incentive Stock Option Plan as amended (incorporated by reference to Exhibits 10.2 - 10.5 to Post-Effective Amendment No. 2 to the
Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).

     + 10.12* Amended and Restated Stock Option Financing Plan (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).

     10.13* 1995 Amended and Extended Management Agreement, dated as of May 15, 1995, between CWM Mortgage Holdings, Inc. ("CWM") and Countrywide Asset Management Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 31, 1995).

     10.14* 1987 Amended and Restated Servicing Agreement, dated as of May 15, 1987, between CWM and CFC (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K dated February 28, 1990).

     10.15* 1995 Amended and Restated Loan Purchase and Administrative Services Agreement, dated as of May 15, 1995, between CWM and CFC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1995).

     + 10.19* 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K dated February 29, 1992).

     + 10.19.1* First Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.1 to the Company's Annual Report on Form 10-K dated February 28, 1993).

     + 10.19.2* Second Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.2 to the Company's Annual Report on Form 10-K dated February 28, 1993).

     + 10.19.3* Third Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.3 to the Company's Annual Report on Form 10-K dated February 28, 1993).

     + 10.19.4* Fourth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.4 to the Company's Annual Report on Form 10-K dated February 28, 1993).

     + 10.19.5* Fifth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.5 to the Company's Annual Report on Form 10-K dated February 28, 1995).

     + 10.20* 1992 Stock Option Plan dated as of December 22, 1992 (incorporated by reference to Exhibit 10.19.5 to the Company's Annual Report on Form 10-K dated February 28, 1993).

     + 10.21* 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 31, 1993).

     + 10.21.1* First Amendment to the 1993 Stock Option Plan (incorporated by reference to Exhibit 10.21.1 to the Company's Annual Report on Form 10-K dated February 28, 1995).

     + 10.26* Supplemental Executive Retirement Plan effective March 1, 1994 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated May 31, 1994).

     + 10.27* Split-Dollar Life Insurance Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q dated May 31,
1994).

     + 10.27.1* Split-Dollar Collateral Assignment (incorporated by reference to
Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q dated May 31, 1994).

     11.1 Statement Regarding Computation of Earnings Per Share.

     12.1 Computation of the Ratio of Earnings to Fixed Charges.

     12.2 Computation of the Ratio of Earnings to Net Fixed Charges.

     22.1 List of subsidiaries.

     24.1 Consent of Grant Thornton LLP.

     27 Financial Data Schedules (included only with the electronic filing with the SEC)

 -------------------------
 *Incorporated by reference.
 +Constitutes a management contract or compensatory plan or arrangement.

                                                     SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                      By:             /s/ DAVID S. LOEB
                                          -------------------------------------
                                          David S. Loeb, Chairman and President

Dated:  May 13, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signatures                   Title                           Date

    /s/ DAVID S. LOEB       President, Chairman of the Board of   May 13, 1996
- -------------------------   Directors and Director (Principal
      David S. Loeb         Executive Officer)



   /s/ ANGELO R. MOZILO     Executive Vice President and Director May 13, 1996
- -------------------------
      Angelo R. Mozilo


  /s/ STANFORD L. KURLAND   Senior Managing Director and Chief    May 13, 1996
- -------------------------   Operating Officer
      Stanford L. Kurland


  /s/ CARLOS M. GARCIA      Managing Director; Chief Financial    May 13, 1996
- -------------------------   Officer and Chief Accounting Officer
      Carlos M. Garcia      (Principal Financial Officer and
                            Principal Accounting Officer)


  /s/ ROBERT J. DONATO      Director                              May 13, 1996
- -------------------------
      Robert J. Donato


   /s/ BEN M. ENIS          Director                              May 13, 1996
- -------------------------
      Ben M. Enis


   /s/ EDWIN HELLER         Director                              May 13, 1996
- -------------------------
      Edwin Heller


   /s/ HARLEY W. SNYDER     Director                              May 13, 1996
- -------------------------
      Harley W. Snyder

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                           For Inclusion in Form 10-K
                            Annual Report Filed with
                       Securities and Exchange Commission

                                February 29, 1996

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                February 29, 1996




                                                                     Page
                                                               ----------------
Report of Independent Certified Public Accountants...........        F-3
Financial Statements
     Consolidated Balance Sheets.............................        F-4
     Consolidated Statements of Earnings.....................        F-5
     Consolidated Statement of Common Shareholders' Equity...        F-6
     Consolidated Statements of Cash Flows...................        F-7
     Notes to Consolidated Financial Statements..............        F-8


Schedules
     Schedule I - Condensed Financial Information of Registrant      F-32
     Schedule II - Valuation and Qualifying Accounts.........        F-35


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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Shareholders
Countrywide Credit Industries, Inc.


We have audited the accompanying consolidated balance sheets of Countrywide Credit Industries, Inc. and Subsidiaries as of February 29(28), 1996 and 1995, and the related consolidated statements of earnings, common shareholders' equity, and cash flows for each of the years in the three-year period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Countrywide Credit Industries, Inc. and Subsidiaries as of February 29(28), 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended February 29, 1996, in conformity with generally accepted accounting principles.

     In March 1995, Countrywide Credit Industries, Inc. adopted Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights." These changes are discussed in Note A-6 of the Notes to Consolidated Financial Statements.
We have also audited Schedules I and II for each of the three years in the period ended February 29, 1996. In our opinion, such schedules present fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP

Los Angeles, California
April 23, 1996



                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                 February 29(28),
                               (Dollar amounts in thousands, except per share data)



                             A S S E T S
                                                                              1996                   1995
                                                                       ------------------     -------------------

Cash                                                                     $     16,444            $     17,624
Receivables for mortgage loans shipped                                      2,299,979               1,174,648
Mortgage loans held for sale                                                2,440,108               1,724,177
Other receivables                                                             912,613                 607,274
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                  140,963                 145,612
Capitalized servicing fees receivable                                         631,784                 464,268
Mortgage servicing rights                                                   1,691,881               1,332,629
Other assets                                                                  523,881                 243,950
                                                                       ------------------     -------------------
       Total assets                                                        $8,657,653              $5,710,182
                                                                       ==================     ===================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                              $2,548,549              $1,063,676
                                                                       ==================     ===================

                LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                              $6,097,518              $3,963,091
Drafts payable issued in connection with mortgage loan closings               238,020                 200,221
Accounts payable and accrued liabilities                                      505,148                 235,617
Deferred income taxes                                                         497,212                 368,695
                                                                       ------------------     -------------------
       Total liabilities                                                    7,337,898               4,767,624

Commitments and contingencies                                                       -                      -

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value;
   issued and outstanding, none                                                     -                      -
Common stock - authorized, 240,000,000 shares of $0.05 par
   value; issued and outstanding, 102,242,329 shares in 1996 and
   91,370,364 shares in 1995                                                    5,112                   4,568
Additional paid-in capital                                                    820,183                 608,289
Retained earnings                                                             494,460                 329,701
                                                                       ------------------     -------------------
       Total shareholders' equity                                           1,319,755                 942,558
                                                                       ------------------     -------------------
       Total liabilities and shareholders' equity                          $8,657,653              $5,710,182
                                                                       ==================     ===================


Borrower and investor custodial accounts                                   $2,548,549              $1,063,676
                                                                       ==================     ===================





                         The  accompanying  notes are an integral  part of these
statements.


                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                            Year ended February 29(28),
                               (Dollar amounts in thousands, except per share data)



                                                                 1996             1995               1994
                                                             --------------   --------------    --------------
Revenues
   Loan origination fees                                        $199,724         $203,426          $379,533
   Gain (loss) on sale of loans, net of commitment fees           92,341          (41,342)           88,212
                                                             --------------   --------------    --------------
     Loan production revenue                                     292,065          162,084           467,745

   Interest earned                                               354,226          280,917           320,217
   Interest charges                                             (281,573)        (205,464)         (219,898)
                                                             --------------   --------------    --------------
     Net interest income                                          72,653           75,453           100,319

   Loan servicing income                                         575,058          428,994           307,477
   Less amortization and impairment of servicing assets         (342,811)         (95,768)         (242,177)
   Servicing hedge gain (loss)                                   200,135          (40,030)           73,400
   Less write-off of servicing hedge                                   -          (25,600)                -
                                                             --------------   --------------    --------------
     Net loan administration income                              432,382          267,596           138,700

   Commissions, fees and other income                             63,642           40,650            48,816
   Gain on sale of servicing                                           -           56,880                 -
                                                             --------------   --------------    --------------
         Total revenues                                          860,742          602,663           755,580

Expenses
   Salaries and related expenses                                 229,668          199,061           227,702
   Occupancy and other office expenses                           106,298          102,193           101,691
   Guarantee fees                                                121,197           85,831            57,576
   Marketing expenses                                             27,115           23,217            26,030
   Other operating expenses                                       50,264           37,016            43,481
   Branch and administrative office consolidation costs                -            8,000                 -
                                                             --------------   --------------    --------------
         Total expenses                                          534,542          455,318           456,480
                                                             --------------   --------------    --------------

Earnings before income taxes                                     326,200          147,345           299,100
   Provision for income taxes                                    130,480           58,938           119,640
                                                             --------------   --------------    --------------

   NET EARNINGS                                                 $195,720          $88,407          $179,460
                                                             ==============   ==============    ==============

Earnings per share
   Primary                                                         $1.95            $0.96             $1.97
   Fully diluted                                                   $1.95            $0.96             $1.94



                         The  accompanying  notes are an integral  part of these
statements.



                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                                        Three years ended February 29, 1996
                                           (Dollar amounts in thousands)


                                                                                Additional
                                           Number             Common            Paid-in            Retained
                                         of Shares            Stock             Capital            Earnings             Total
                                       ---------------    ---------------    ---------------    ---------------     ---------------
Balance at March 1, 1993                  55,668,560           $2,784           $573,635           $116,686          $   693,105
Cash dividends paid - preferred                    -                -                  -               (732)                (732)
Cash dividends paid - common                       -                -                  -            (24,389)             (24,389)
Stock options exercised                      452,522               22              3,338                  -                3,360
Tax benefit of stock options exercise              -                -              2,495                  -                2,495
Conversion of preferred stock
     for common stock                      4,511,283              225             25,575                  -               25,800
Dividend reinvestment plan                     1,994                -                 55                  -                   55
401(k) Plan contribution                      33,637                2              1,005                  -                1,007
Settlement of 5% stock dividend               41,171                2              1,446             (1,472)                 (24)
Net earnings for the year                          -                -                  -            179,460              179,460
Effect of three-for-two stock split
     effective subsequent to year-end     30,354,584            1,518             (1,518)                 -                    -
- -------------------------------------- --------------- -- --------------- -- --------------- -- --------------- --- ---------------

Balance at February 28, 1994              91,063,751            4,553            606,031            269,553              880,137
Cash dividends paid - common                       -                  -                  -          (28,259)             (28,259)
Stock options exercised                      283,147               14              1,584                    -              1,598
Tax benefit of stock options exercised             -                  -              697                    -                697
Dividend reinvestment plan                         -                  -              (14)                   -                (14)
Settlement of three-for-two stock split       23,466                1                 (9)                   -                 (8)
Net earnings for the year                          -                  -                  -           88,407               88,407
- ------------------------------------------------------ -- --------------- -- --------------- -- --------------- --- ---------------

Balance at February 28, 1995              91,370,364            4,568            608,289            329,701              942,558
Issuance of common stock                  10,000,000              500            200,775                  -              201,275
Cash dividends paid - common                       -                -                  -            (30,961)             (30,961)
Stock options exercised                      752,380               38              6,686                  -                6,724
Tax benefit of stock options exercised             -                -              1,963                  -                1,963
Dividend reinvestment plan                    33,345                2                697                  -                  699
401(k) Plan contribution                      86,240                4              1,773                  -                1,777
Net earnings for the year                          -                -                  -            195,720              195,720
- ------------------------------------------------------ -- --------------- -- --------------- -- --------------- --- ---------------

Balance at February 29, 1996             102,242,329           $5,112           $820,183           $494,460           $1,319,755
====================================================== == =============== == =============== == =============== === ===============

                          The  accompanying  notes are an integral  part of this
statement.



                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Increase (Decrease) in Cash
                                            Year ended February 29(28),
                                           (Dollar amounts in thousands)

                                                                      1996                 1995                 1994
                                                                 ----------------     ----------------    -----------------
Cash flows from operating activities:
   Net earnings                                                  $     195,720        $      88,407       $     179,460
   Adjustments to reconcile net earnings to net cash
       (used) provided by operating activities:
     Amortization and impairment of mortgage servicing
rights                                                                 269,322               92,897             141,321
     Amortization and impairment of capitalized servicing
fees receivable                                                         73,489                2,871             100,856
     Servicing hedge unrealized gain                                  (108,800)                   -                   -
     Depreciation and other amortization                                30,545               26,050              15,737
     Deferred income taxes                                             130,480               58,938             119,640
     Gain on bulk sale of servicing rights                                   -              (56,880)                  -

     Origination and purchase of loans held for sale               (34,583,653)         (27,866,170)        (52,458,879)
     Principal repayments and sale of loans                         32,742,391           28,681,606          51,060,915
                                                                 ----------------     ----------------    -----------------
       (Increase) decrease in mortgage loans shipped and
               held for sale                                        (1,841,262)             815,436          (1,397,964)

     Increase in other receivables and other assets                   (483,364)            (227,220)           (392,255)
     Increase in accounts payable and accrued liabilities              269,531              102,258               5,397
                                                                 ----------------     ----------------    -----------------
       Net cash (used) provided by operating activities             (1,464,339)             902,757          (1,217,808)
                                                                 ----------------     ----------------    -----------------

Cash flows from investing activities:
   Additions to mortgage servicing rights                             (628,574)            (589,051)           (521,326)
   Additions to capitalized servicing fees receivable                 (241,005)            (207,663)           (178,612)
   Purchase of property, equipment and leasehold
     improvements - net                                                (19,003)             (21,414)            (64,660)
   Proceeds from bulk sale of servicing rights                               -              100,676                   -
                                                                 ----------------     ----------------    -----------------
       Net cash used by investing activities                          (888,582)            (717,452)           (764,598)
                                                                 ----------------     ----------------    -----------------

Cash flows from financing activities:
   Net increase (decrease) in warehouse debt and other
     short-term borrowings                                           1,742,290             (451,915)          1,477,593
   Issuance of long-term debt                                          526,500              399,205             576,718
   Repayment of long-term debt                                         (96,563)             (93,019)            (59,721)
   Issuance of common stock                                            210,475                2,273               4,398
   Cash dividends paid                                                 (30,961)             (28,259)            (25,121)
                                                                 ----------------     ----------------    -----------------
       Net cash provided (used) by financing activities              2,351,741             (171,715)          1,973,867
                                                                 ----------------     ----------------    -----------------
Net (decrease) increase in cash                                         (1,180)              13,590              (8,539)
Cash at beginning of period                                             17,624                4,034              12,573
                                                                 ================     ================    =================
Cash at end of period                                            $      16,444        $      17,624       $       4,034
                                                                 ================     ================    =================

Supplemental cash flow information:
   Cash used to pay interest                                      $    317,156         $    262,858        $    277,518
   Cash used to pay (refunded from) income taxes                  $         54        ($        841)      ($
                                                                                                                  1,823)
   Noncash financing activities - conversion of preferred stock   $      -             $      -            $     25,800

                         The  accompanying  notes are an integral  part of these
statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Countrywide Credit Industries, Inc. (the "Company") is a holding company. Through its principal subsidiary, Countrywide Home Loans, Inc. ("CHL") (formerly Countrywide Funding Corporation), the Company is engaged primarily in the mortgage banking business and as such originates, purchases, sells and services mortgage loans throughout the United States. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

4.  Property, Equipment and Leasehold Improvements

    Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method.

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

6.   Mortgage Servicing Rights and Amortization

     In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights, which the Company adopted effective March 1, 1995. SFAS No. 122 amended SFAS No. 65, Accounting for Certain Mortgage Banking Activities. The overall impact on the Company's financial statements of adopting SFAS No. 122 was an increase in net earnings for the year ended February 29, 1996 of $41.9 million, or $0.42 per share.
    SFAS No. 122 requires the recognition of originated mortgage servicing rights ("OMSRs"), as well as purchased mortgage servicing rights ("PMSRs"), as assets by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. Under SFAS No. 65, the cost of OMSRs was not recognized as an asset and was charged to earnings when the related loan was sold. The separate impact of recognizing OMSRs as assets in the Company's financial statements in accordance with SFAS No. 122 was an increase in net earnings of $92.0 million, or $0.92 per share, for the year ended February 29, 1996.

    With respect to PMSRs, SFAS No. 122 has a different cost allocation methodology than SFAS No. 65. In contrast to a cost allocation based on relative market value as set forth in SFAS No. 122, the prior requirement was to allocate the costs incurred in excess of the market value of the loans without the servicing rights to PMSRs. The separate impact of the application of the SFAS No. 122 cost allocation method, along with the effect of changes in market conditions, was to reduce net earnings by $50.1 million, or $0.50 per share, for the year ended February 29, 1996.

    Amortization of mortgage servicing rights is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage servicing rights. Amortization of capitalized servicing fees receivable is based on the decline during the period in the present value of the projected excess servicing fees using the same discount rate as that which is implied by the price that investors were willing to pay for the excess servicing fees at the time of the loan sale. Projected net servicing income and excess servicing fees are in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.

    SFAS No. 122 also requires that all capitalized mortgage servicing rights ("MSRs") be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. For purposes of measuring impairment, MSRs are stratified on the basis of interest rate and type of interest rate (fixed or adjustable). In addition to normal amortization of capitalized servicing fees receivable and mortgage servicing rights ("Servicing Assets"), which amounted to $168.0 million, the Company reduced the Servicing Assets by an additional $174.8 million of impairment during the year ended February 29, 1996.

7.   Servicing Portfolio Hedge

    The Company acquires financial instruments, including derivative contracts, that change in value inversely to the movement of interest rates ("Servicing Hedge"). These financial instruments include call options on interest rate futures and mortgage-backed securities ("MBS"), interest rate floors, interest rate swaps (with the Company's maximum payment capped) ("Swap Caps"), principal-only ("P/O") swaps and certain tranches of collateralized mortgage obligations ("CMOs"). The Servicing Hedge is designed to protect the value of the Servicing Assets from the effects of increased prepayment activity that generally results from declining interest rates. The value of the interest rate floors, call options, Swap Caps and P/O swaps is derived from an underlying instrument or index; however, the notional or contractual amount is not recognized in the balance sheet. The cost of the interest rate floors and call options is charged to expense (and deducted from net loan administration income) over the life of the contract. Unamortized costs are included in Other Assets in the balance sheet. As part of the adoption of SFAS No. 122, the Company revised its Servicing Hedge accounting policy, effective March 1, 1995, to adjust the basis of the Servicing Assets for realized and unrealized gains and losses in the derivative financial instruments comprising the Servicing Hedge. For the year ended February 29, 1996, the net gain from the Servicing Hedge included net unrealized gains of $108.8 million and realized gains of $91.3 million from the sale of various derivative financial instruments. Prior to the year ended February 29, 1996, gains from the Servicing Hedge were recognized first as an offset to the "Incremental Amortization" of the Servicing Assets (i.e., amortization due to impairment caused by increased projected prepayment speeds). To the extent the Servicing Hedge generated gains in excess of Incremental Amortization, the Company reduced the carrying amount of the Servicing Assets by such excess through additional amortization. For the years ended February 28, 1995 and 1994, the Company recognized $66 million in net loss (including a write-off of the Servicing Hedge amounting to $26 million) and $73 million of realized gains, respectively, as an offset to incremental amortization. The Company measures the effectiveness of its Servicing Hedge by computing the correlation under a variety of interest rate scenarios between the present value of servicing cash flows and the value of the Servicing Hedge instruments.

8.   Deferred Commitment Fees

    Deferred commitment fees, included in Other Assets, primarily consist of fees paid to permanent investors to ensure the ultimate sale of loans and net put and call option fees paid for the option of selling or buying MBS. Fees paid to permanent investors are recognized as an adjustment to the sales price when the loans are shipped to permanent investors or charged to expense when it becomes evident the commitment will not be used. Put and call option fees are amortized over the life of the option to reflect the decline in its time value. Any unamortized option fees are charged to income when the related option is exercised.

9.  Stock-Based Compensation

    The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. That Opinion requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, the Company recognizes no compensation expense for its stock option grants.

10.   Investment Securities

    The Company has designated its investments in certain tranches of CMOs as available for sale. Those securities are reported in Other Assets at fair value, with any net material unrealized gains and losses included in equity.
Unrealized losses that are other than temporary are recognized in earnings.

11.   Loan Origination Fees

    Loan origination fees and costs and discount points are recorded as an adjustment of the cost of the loan and are included in loan production revenue when the loan is sold.

12.   Interest Rate Swap Agreements

    With respect to the interest rate swap agreements associated with the Company's debt and custodial accounts, the differential to be received or paid under the agreements is accrued and is recognized as an adjustment to net interest income. The related amount payable to or receivable from counterparties is included in Accounts Payable and Accrued Liabilities.

13.   Sale of Servicing Rights

    The Company recognizes gain or loss on the sale of servicing rights when title and substantially all risks and rewards have irrevocably passed to the buyer and any minor protection provisions retained can be reasonably estimated.

14.   Advertising Costs

    The Company charges to expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefits. Advertising expense was $20.6 million in the year ended February 29, 1996.

15.   Income Taxes

    The Company utilizes an asset and liability approach in its accounting for income taxes. This approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

16.   Earnings Per Share

    Primary earnings per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the respective periods after giving retroactive effect to stock dividends and stock splits. Fully diluted earnings per share is based on the assumption that all dilutive convertible preferred stock and stock options were converted at the beginning of the reporting period. The computations assume that net earnings have been adjusted for dividends on convertible preferred stock.

    The weighted average shares outstanding for computing primary and fully diluted earnings per share were both 100,270,000 for the year ended February 29, 1996; 92,087,000 and 92,216,000, respectively, for the year ended February 28, 1995 and 90,501,000 and 92,445,000, respectively, for the year ended February 28, 1994.

17.   Financial Statement Reclassifications and Restatement

    Certain amounts reflected in the Consolidated Financial Statements for the years ended February 28, 1995 and 1994 have been reclassified to conform to the presentation for the year ended February 29, 1996.

    On April 23, 1993, a 5% stock dividend was paid. On May 3, 1994, the Company's $0.05 par value common stock was split 3 for 2. All references in the accompanying consolidated balance sheets, consolidated statements of earnings and notes to consolidated financial statements to the number of common shares and share amounts have been restated to reflect the stock split and the stock dividend.


NOTE B - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements consisted of the following.

   --------------------------------------------------------- ---- -------------------------------------------- ---
                                                                                   February 29(28),
                                                                         ----------------- --- ---------------- --
      (Dollar amounts in thousands)                                               1996                 1995
   ----------------------------------------------------------------- --- ----------------- --- ---------------- --
      Buildings                                                               $ 37,723              $ 36,983
      Office equipment                                                         138,326               116,661
      Leasehold improvements                                                    25,269                25,729
      Mobile homes                                                                   -                 3,751
                                                                         -----------------     ----------------
                                                                               201,318               183,124
      Less: accumulated depreciation and amortization                          (72,685)              (55,848)
                                                                         -----------------     ----------------
                                                                               128,633               127,276
      Land                                                                      12,330                18,336
                                                                         =================     ================
                                                                              $140,963              $145,612
                                                                         =================     ================

   ----------------------------------------------------------------- --- ----------------- --- ---------------- --

     Depreciation expense amounted to $21.1 million, $19.0 million and $12.4 million for the years ended February 29(28), 1996, 1995 and 1994, respectively.

NOTE C - CAPITALIZED SERVICING FEES RECEIVABLE AND MORTGAGE SERVICING
             RIGHTS

    The components of capitalized servicing fees receivable and mortgage servicing rights were as follows.

   --------------------------------------------- -- --------------------------------------------------------------
                                                                           February 29(28),
                                                    ---------------- --- ---------------- --- ---------------- ---
      (Dollar amounts in thousands)                       1996                 1995                 1994
   --------------------------------------------- -- ---------------- --- ---------------- --- ---------------- ---
      Capitalized Servicing Fees Receivable
         Balance at beginning of period                 $464,268             $289,541             $211,785
         Additions                                       241,005              207,663              178,612
           Sale of servicing                                   -              (30,065)                   -
         Amortization
            Scheduled                                     (2,935)              (2,871)             (32,970)
            Unscheduled                                        -                    -              (67,886)
         Hedge gains applied                             (70,554)                   -                    -
                                                    ----------------     ----------------     ----------------

         Balance at end of period                       $631,784             $464,268             $289,541
                                                    ================     ================     ================

      Mortgage Servicing Rights
         Balance at beginning of period               $1,332,629             $836,475             $456,470
         Additions                                       628,574              589,051              521,326
         Amortization
            Scheduled                                   (165,082)             (92,897)            (108,822)
            Unscheduled                                        -                    -              (32,499)
         Hedge gains applied                             (42,606)                   -                    -
                                                    ----------------     ----------------     ----------------

         Balance at end of period                     $1,753,515           $1,332,629             $836,475
                                                    ================     ================     ================

      Reserve for Impairment of Mortgage Servicing Rights
         Balance at beginning of period             $          -         $          -            $       -
         Additions                                       (61,634)                   -                    -
                                                    ================     ================     ================
         Balance at end of period                    $   (61,634)        $          -            $       -
                                                    ================     ================     ================

   --------------------------------------------- -- ---------------- --- ---------------- --- ---------------- ---

    As of February 29, 1996, the net book value of mortgage servicing rights was $1.692 billion and the estimated fair value of the Company's capitalized mortgage servicing rights was $1.697 billion. Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions.

NOTE D - NOTES PAYABLE

    Notes payable consisted of the following.

   ---------------------------------------------------------- -- ---------------------------------------------- --
                                                                                   February 29(28),
                                                                         ----------------- --- ---------------- --
       (Dollar amounts in thousands)                                            1996                  1995
   ------------------------------------------------------------------ -- ----------------- --- ---------------- --
       Commercial paper                                                       $2,847,442            $2,122,348
       Medium-term notes, Series A, B, C, and D                                1,824,800             1,393,900
       Repurchase agreements                                                     808,353               245,212
       Subordinated notes                                                        200,000               200,000
       Unsecured notes payable, maturing in March 1996                           235,000                     -
       Pre-sale funding facilities                                               181,255                     -
       Other notes payable (2.40%-2.90%)                                             668                 1,631
                                                                         =================     ================
                                                                              $6,097,518            $3,963,091
                                                                         =================     ================

   ------------------------------------------------------------------ -- ----------------- --- ---------------- --


Revolving Credit Facility and Commercial Paper

    As of February 29, 1996, CHL, the Company's mortgage banking subsidiary, had an unsecured credit agreement (revolving credit facility) with forty-seven commercial banks permitting CHL to borrow an aggregate maximum amount of $3.06 billion, less commercial paper backed by the agreement. The amount available under the facility is subject to a borrowing base, which consists of mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL. The interest rate on direct borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. This interest rate varies, depending on CHL's credit ratings. No amount was outstanding on the revolving credit facility at February 29, 1996. The weighted average borrowing rate on direct and commercial paper borrowings for the year ended February 29, 1996 was 5.79%. The weighted average borrowing rate on commercial paper outstanding as of February 29, 1996 was 5.32%. Under certain circumstances, including the failure to maintain specified minimum credit ratings, borrowings under the revolving credit facility and commercial paper may become secured by mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The facility expires on May 31, 1998.


Medium-Term Notes

    As of February 29, 1996, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission were as follows.


- -----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                              Outstanding Balance                Interest Rate             Maturity Date
                ------------------------------------------- ----------------------  ----------------------------
                Floating-Rate   Fixed-Rate       Total         From        To           From           To
                ------------------------------------------- ----------- ----------  ------------- --------------

      Series A      $     -    $   344,800    $  344,800       6.10%       8.79%     July-1996       Mar-2002

      Series B       11,000        469,000       480,000       5.11%       6.98%      Mar-1996       Aug-2005

      Series C      303,000        197,000       500,000       4.82%       8.43%      Dec-1997       Mar-2004

      Series D      115,000        385,000       500,000       5.45%       6.88%      Aug-1998       Sep-2005
                -------------------------------------------

     Total         $429,000     $1,395,800    $1,824,800
                ===========================================

- -----------------------------------------------------------------------------------------------------------------


    As of February 29, 1996, all of the outstanding fixed-rate notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the year ended February 29, 1996, including the effect of the interest rate swap agreements, was 6.72%.

Repurchase Agreements

    As of February 29, 1996, the Company had entered into short-term financing arrangements to sell MBS under agreements to repurchase. The weighted average borrowing rate for year ended February 29, 1996 was 5.88%. The weighted average borrowing rate on repurchase agreements outstanding as of February 29, 1996 was 5.30%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical MBS.

Subordinated Notes

    The 8.25%  subordinated  notes are due July 15,  2002.  Interest  is payable semi-annually  on each  January 15 and July 15. The  subordinated  notes are not
redeemable   prior  to  maturity  and  are  not  subject  to  any  sinking  fund requirements.

Pre-Sale Funding Facilities

    As of February 29, 1996, CHL had uncommitted revolving credit facilities with two government-sponsored entities and an affiliate of an investment banking firm. The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. Interest rates are based on LIBOR, federal funds and/or the prevailing rates for MBS repurchase agreements. The weighted average borrowing rate for all three facilities for the year ended February 29, 1996 was 5.99%.


    Maturities of notes payable are as follows.

      ---------------- ------------------------------------------ ------------------------------------------
                                 Year ending February 29(28),             (Dollar amounts in thousands)
      ---------------- ------------------------------------------ ------------------------------------------
                                          1997                                  $4,185,718
                                          1998                                     180,300
                                          1999                                     142,000
                                          2000                                     228,000
                                          2001                                     197,000
                                       Thereafter                                1,164,500
                                                                             ================
                                                                                $6,097,518
                                                                             ================

      ---------------- ------------------------------------------ -------- ------------------ --------------


NOTE E - INCOME TAXES

    Components of the provision for income taxes were as follows.

      -- ----------------------------------------- --- -------------------------------------------------- --
                                                                      Year ended February 29(28),
                                                       ---------------- -- ------------- -- ------------- --
         (Dollar amounts in thousands)                       1996               1995            1994
      -- ----------------------------------------- --- ---------------- -- ------------- -- ------------- --

         Federal expense - deferred                       $106,789            $48,680       $  99,074
         State expense -  deferred                          23,691             10,258          20,566
                                                       ================    =============    =============
                                                          $130,480            $58,938        $119,640
                                                       ================    =============    =============

      -- ----------------------------------------- --- ---------------- -- ------------- -- ------------- --

    The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of earnings.

      -- ----------------------------------------- --- -------------------------------------------------- --
                                                                      Year ended February 29(28),
                                                       --------------- -- -------------- --- ------------ --
                                                             1996             1995               1994
      -- ----------------------------------------- --- --------------- -- -------------- --- ------------ --

         Statutory federal income tax rate                   35.0%            35.0%              35.0%
         State income and franchise taxes, net
            of federal tax effect                             5.0              5.0                5.0
                                                       ===============    ==============     ============
                Effective income tax rate                    40.0%            40.0%              40.0%
                                                       ===============    ==============     ============

      -- ----------------------------------------- --- --------------- -- -------------- --- ------------ --



    The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below.

       --- ------------------------------------------- -------------------------------------------------- --
                                                                    Year Ended February 29(28),
                                                       --------------------------------------------------
          (Dollar amounts in thousands)                     1996              1995              1994
      ------------------------------------------------------------------------------------------------------

          Deferred income tax assets:
              Net operating losses                         $101,303          $ 85,508          $ 68,240
              Alternative minimum tax credits                 3,989             3,989             3,989
              State income and franchise taxes               30,276            25,183            22,326
              Reserves and accrued expenses                  17,740             9,392             5,965
              Other                                             833               224               325
                                                      -----------------  ---------------    -------------
          Total deferred income tax assets                  154,141           124,296           100,845
                                                      -----------------  ---------------    -------------

          Deferred income tax liabilities:
              Capitalized servicing fees receivable and
                 mortgage servicing rights                  645,693           487,269           403,431
              Accumulated depreciation                        5,660             5,722             5,939
                                                      -----------------  ---------------    -------------
          Total deferred income tax liabilities             651,353           492,991           409,370
                                                      -----------------  ---------------    -------------

          Deferred income taxes                            $497,212          $368,695          $308,525
                                                      =================  ===============    =============

      ------------------------------------------------------------------------------------------------------

    At February 29, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $4,300,000 expiring in 2003, $23,082,000 expiring in 2004, $2,772,000 expiring in 2006, $5,064,000 expiring in 2008, $131,384,000 expiring in 2009, $74,033,000 expiring in 2010 and $45,562,000 expiring in 2011.


NOTE F - FINANCIAL INSTRUMENTS

Derivative Financial Instruments

    The Company utilizes a variety of derivative financial instruments to manage interest-rate risk. These instruments include short-term rate and point commitments to extend credit, MBS mandatory forward delivery and purchase commitments, options to sell or buy mortgage-backed and treasury securities, interest rate floors, interest rate swaps, Swap Caps and P/O swaps. These instruments involve, to varying degrees, elements of credit and interest-rate risk. All of the Company's derivative financial instruments are held or issued for purposes other than trading.

    While the Company does not anticipate nonperformance by any counterparty, the Company is exposed to credit loss in the event of nonperformance by the counterparties to the various instruments. The Company manages credit risk with respect to MBS mandatory forward commitments, put or call options to sell or buy mortgage-backed and treasury securities, interest rate swaps and floors, Swap Caps and P/O swaps by entering into agreements with entities approved by senior management and initially having a long-term credit rating of single A or better. These entities include Wall Street firms having primary dealer status, money center banks and permanent investors. The Company's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price offset by any available margins retained by the Company or an independent clearing agent. The amounts of credit risk as of February 29, 1996, if the counterparties failed completely and if the margins, if any, retained by the Company or an independent clearing agent were to become unavailable, are approximately $155 million for MBS mandatory forward delivery commitments, approximately $44 million for interest rate swaps and approximately $55 million for interest rate floors.

    As of February 29, 1996, the Company had short-term rate and point commitments amounting to approximately $3.1 billion (including $2.7 billion fixed-rate and $0.4 billion adjustable rate) to fund mortgage loan applications in process subject to approval of the loans and an additional $1.3 billion of fixed-rate mortgage loans subject to property identification and borrower qualification. Substantially all of these commitments are for periods of 90 days or less. After funding and sale of the mortgage loans, the Company's exposure to credit loss in the event of nonperformance by the mortgagor is limited as described in Note G4. The Company uses the same credit policies in the commitments as are applied to all lending activities.


Hedge of Mortgage Loan Inventory and Committed Pipeline

    In order to offset the risk that a change in interest rates will result in a decrease in the value of the Company's current mortgage loan inventory or its commitments to purchase or originate mortgage loans ("Committed Pipeline"), the Company enters into hedging transactions. The Company's hedging policies generally require that substantially all of its inventory of conforming and government loans and the maximum portion of its Committed Pipeline that may close be hedged with forward contracts for the delivery of MBS or options on MBS. The MBS that are to be delivered under these contracts and options are fixed or adjustable-rate, corresponding with the composition of the Company's inventory and Committed Pipeline. At February 29, 1996, the Company had open commitments amounting to approximately $9.4 billion to sell MBS with varying settlement dates generally not extending beyond May 1996 and options to sell MBS through December 1996 with a total notional amount of $5.7 billion. The mortgage loan inventory is then used to form the MBS that will fill the forward delivery contracts and options. The Company hedges its inventory and Committed Pipeline of jumbo mortgage loans by using whole-loan sale commitments to ultimate buyers or by using temporary "cross hedges" with sales of MBS since such loans are ultimately sold based on a market spread to MBS. As such, the Company is not exposed to significant risk nor will it derive any significant benefit from changes in interest rates on the price of the mortgage loan inventory net of gains or losses of associated hedge positions. The correlation between the price performance of the hedge instruments and the inventory being hedged is very high due to the similarity of the asset and the related hedge instrument. The Company is exposed to interest-rate risk to the extent that the portion of loans from the Committed Pipeline that actually closes at the committed price is less than the portion expected to close in the event of a decline in rates and such decline in closings is not covered by forward contracts or options to purchase MBS needed to replace the loans in process that do not close at their committed price. At February 29, 1996, the notional amount of forward contracts and options to purchase MBS aggregated $5.6 billion and $4.6 billion, respectively. The forward contracts extend through May 1996 and the options extend through December 1996. The Company determines the portion of its Committed Pipeline that it will hedge based on numerous factors, including the composition of the Company's Committed Pipeline, the portion of such Committed Pipeline likely to close, the timing of such closings and anticipated changes in interest rates.

Servicing Hedge

    The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. To further mitigate the effect on earnings of higher amortization and impairment (which is deducted from loan servicing income) resulting from increased prepayment activity, the Company utilizes its Servicing Hedge, consisting of financial instruments, including derivative contracts, that increase in value when interest rates decline. Prepayment activity generally increases when interest rates decline. These financial instruments include call options on interest rate futures and MBS, interest rate floors, Swap Caps, P/O swaps and certain tranches of CMOs.

    The CMOs, which consist primarily of P/O securities, have been purchased at deep discounts to their par values. As interest rates decline, prepayments on the collateral underlying the CMOs should increase. These changes should result in a decline in the average lives of the P/O securities and an increase in the present values of their cash flows. At February 29, 1996, the carrying value of CMOs included in the Servicing Hedge was approximately $139 million.

    The following summarizes the notional amounts of Servicing Hedge derivative contracts.

- --- ----------------------------- --- ------------ -- ----------- -- ---------------- -- ---------- -- ------------
                                                         Long           Long Call
                                       Interest          Call          Options on                       Principal
                                         Rate          Options        Interest Rate        Swap          - Only
    (Dollar amounts in millions)        Floors          on MBS           Futures           Caps           Swaps
- --- ----------------------------- --- ------------ -- ----------- -- ----------------    ---------- -- ------------
    Balance, March 1, 1993                    -               -                  -              -              -
        Additions                             -           4,700              2,520              -              -
        Dispositions                          -           2,700                750              -              -
                                      ------------    -----------    ----------------    ----------    ------------
    Balance, February 28, 1994                -           2,000              1,770              -              -
        Additions                         4,000               -              1,300              -              -
        Dispositions                          -           2,000              3,070              -              -
                                      ------------    -----------    ----------------    ----------    ------------
    Balance, February 28, 1995            4,000               -                  -              -              -
        Additions                        13,500           2,500              7,920          1,000            268
        Dispositions                      1,750           1,000              4,370              -              -
                                      ============    ===========    ================    ==========    ============
    Balance, February 29, 1996          $15,750          $1,500             $3,550         $1,000           $268
                                      ============    ===========    ================    ==========    ============

- --- ----------------------------- --- ------------ -- ----------- -- ---------------- -- ---------- -- ------------


    The terms of the open Servicing Hedge derivative contracts at February 29, 1996 are presented below.

- --- ----------------------- -------------------- -- ------------ -- --------------- -- ------------ -- ------------

                                                                      Long Call
                                                                      Options on
                                                     Long Call      Interest Rate                       Principal
                               Interest Rate        Options on         Futures            Swap           - Only
                                  Floors                MBS                               Caps            Swaps
- --- ----------------------- -------------------- -- ------------ -- --------------- -- ------------ -- ------------

    Index or Underlying       2, 5 or 10-Year           MBS         Interest Rate       3 - Month         FNMA
       Instrument            Constant Maturity                         Futures            LIBOR           Trust
                              Treasury Yield                                            Capped at          P/O
                                    or                                                 7%(Pay Rate)
                            3-Month LIBOR

    Strike Price               4.50% - 7.00%          99.72 -       95.00 - 124.00     5.65% - 5.77%     70.00
                                                      103.25                          (Receive Rate)

    Term                        2 - 5 Years           5 - 11         4 - 9 Months        5 Years         2 Years
                                                      Months

- --- ----------------------- -------------------- -- ------------ -- --------------- -- ------------ -- ------------

    The Servicing Hedge instruments utilized by the Company are intended to protect the value of the investment in Servicing Assets from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the Servicing Assets increases while the value of hedge instruments declines. With respect to the options, floors and CMOs, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. With respect to the Swap Caps contracts entered into by the Company as of February 29, 1996, the Company estimates that its maximum exposure to loss over the contractual term is $35 million. The Company's exposure to loss in the P/O swaps is related to changes in the market value of the referenced P/O security over the life of the contract. There can be no assurance that the Company's Servicing Hedge will generate gains in the future.

Interest Rate Swaps

    As of February 29, 1996, CHL had interest rate swap agreements with certain financial institutions having notional principal amounts totaling $2.33 billion. The effect of these agreements is to enable CHL to convert its fixed-rate medium-term note borrowings to LIBOR-based floating-rate cost borrowings (notional amount $1.40 billion), to convert a portion of its commercial paper and medium-term note borrowings from one floating-rate index to another (notional amount $0.12 billion) and to convert the earnings rate on the custodial accounts held by CHL from floating to fixed (notional amount $0.80 billion). Payments are due periodically through the termination date of each agreement. The agreements expire between March 1996 and September 2005.

    The terms of the open interest rate swap agreements at February 29, 1996 are presented below.

- --- ------------------------------------- ---------------------------------- --

    Swaps related to debt
        Average receive rate                                        6.121%
        Average pay rate                                            5.610%
        Index                                                   3-month LIBOR
    Swaps related to escrow accounts
        Average receive rate                                        6.770%
        Average pay rate                                            5.609%
        Index                                                  1-3 month LIBOR

- --- ------------------------------------- ---------------------------------- --

Fair Value of Financial Instruments

    The following disclosure of the estimated fair value of financial instruments as of February 29(28), 1996 and 1995 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


   -- ------------------------------------------------------ ----------------------------- -- ----------------------------

                                                                   February 29, 1996               February 28, 1995
                                                             ----------------------------- -- ----------------------------

                                                               Carrying        Estimated       Carrying        Estimated
      (Dollar amounts in thousands)                            amount         fair value       amount          fair value
   -- ------------------------------------------------------ ------------ -- ------------- -- ----------- -- --------------
      Assets:
        Mortgage loans shipped and held for sale             $4,740,087       $4,740,087       $2,898,825     $2,941,709
        Capitalized servicing fees receivable                   631,784          604,761          464,268        473,623
        Items included in other assets:
          Principal-only securities                             187,147          178,000           91,793         92,726

        Derivatives:
          Interest rate floors                                  142,339          132,621           15,820         23,396
           Contracts and options related to Committed
                Pipeline and mortgage loans shipped and
                held for sale                                    33,497          117,426           47,647         (2,926)
           Options related to Servicing Hedge                    14,341            6,102                -              -
           Swap Caps                                              5,910            5,910                -              -
           Principal-only swaps                                  (6,625)          (6,625)               -              -

      Liabilities:
        Notes payable                                         6,097,518        6,151,774        3,963,091      3,934,160

        Derivatives gain (loss):
           Interest rate swaps                                    1,739           31,602            4,093        (55,570)
           Short-term commitments to extend credit                     -         (39,716)               -         69,252

   -- ------------------------------------------------------ ------------ -- ------------- -- ----------- -- --------------

    The fair value estimates as of February 29(28), 1996 and 1995 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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


NOTE G - COMMITMENTS AND CONTINGENCIES

1.   Legal Proceedings

    On June 22, 1995, a lawsuit was filed by Jeff and Kathy Briggs, as a purported class action, against Countrywide Funding Corporation (now known as Countrywide Home Loans, Inc.) and a mortgage broker in the Northern Division of the United Sates District Court for the Middle District of Alabama. The suit claims, among other things, that in connection with residential mortgage loan closings, CHL made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages plus, as to certain claims, treble damages. CHL's management believes that its compensation programs to mortgage brokers comply with applicable law and with long-standing industry practice, and that it has meritorious defenses to the action. CHL intends to defend vigorously against the action and believes that the ultimate resolution of such claims will not have a material adverse effect on CHL or the Company.

    The Company and certain subsidiaries are defendants in various lawsuits involving matters generally incidental to their business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position of the Company and its subsidiaries.

     2. Commitments to Buy or Sell Mortgage-Backed Securities and Interest Rate Swap Agreements

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

3.   Lease Commitments

    The Company leases office facilities under lease agreements extending through September 2011. Future minimum annual rental commitments under these non-cancelable operating leases with initial or remaining terms of one year or more are as follows.

                  --- ------------------------------------------ ---------------------------------
                              Year ending February 29(28),               (Dollar amounts in thousands)
                  --- ------------------------------- -------------------- -------------- --------

                                       1997                                    $15,657
                                       1998                                     12,867
                                       1999                                     10,496
                                       2000                                      7,705
                                       2001                                      6,206
                                    Thereafter                                  21,993
                                                                           ==============
                                                                               $74,924
                                                                           ==============

                  --- ------------------------------- -------------------- -------------- --------

     Rent expense was  $20,408,000,  $22,136,000  and  $19,115,000 for the years ended February 29(28), 1996, 1995 and 1994, respectively.

4.   Restrictions on Transfers of Funds

    The Company and certain of its subsidiaries are subject to regulatory and/or credit agreement restrictions which limit their ability to transfer funds to the Company through intercompany loans, advances or dividends. Pursuant to the revolving credit facility as of February 29, 1996, the Company is required to maintain $750 million in consolidated net worth and CHL is required to maintain $725 million of net worth, as defined in the credit agreement.

5.   Loan Servicing

    As of February 29(28), 1996, 1995 and 1994, the Company was servicing loans totaling approximately $136.8 billion, $113.1 billion and $84.7 billion, respectively. Included in the loans serviced as of February 29(28), 1996, 1995 and 1994 were loans being serviced under subservicing agreements with total principal balances of $1.9 billion, $0.7 billion and $0.6 billion, respectively.

    Conforming conventional loans serviced by the Company (57% of the servicing portfolio at February 29, 1996) are securitized through the Federal National
Mortgage   Association   ("Fannie  Mae")  or  the  Federal  Home  Loan  Mortgage
Corporation ("Freddie Mac") programs on a non-recourse basis, whereby foreclosure losses are generally the responsibility of Fannie Mae or Freddie Mac and not of the Company. Similarly, the government loans serviced by the Company are securitized through Government National Mortgage Association programs, whereby the Company is insured against loss by the Federal Housing Administration (17% of the servicing portfolio at February 29, 1996) or partially guaranteed against loss by the Veterans Administration (8% of the servicing portfolio at February 29, 1996). In addition, jumbo mortgage loans (18% of the servicing portfolio at February 29, 1996) are also serviced on a non-recourse basis.

    Properties securing the mortgage loans in the Company's servicing portfolio are geographically dispersed throughout the United States. As of February 29, 1996, approximately 41% of the mortgage loans (measured by unpaid principal balance) in the Company's servicing portfolio are secured by properties located in California. No other state contains more than 5% of the properties securing mortgage loans.


NOTE H - EMPLOYEE BENEFITS

1.   Stock Option Plans

    The Company has stock option plans (the "Plans") that provide for the granting of both qualified and non-qualified options to employees and directors. Options are generally granted at the average market price of the Company's common stock on the date of grant and are exercisable beginning one year from the date of grant and expire up to eleven years from the date of grant.

    Stock option transactions under the Plans were as follows.

- ----- -------------------------------------------------- -- ---------------------------------------------------
                                                                       Year ended February 29(28),
                                                            ---------------------------------------------------
                                                                 1996              1995              1994
- ---------------------------------------------------------------------------------------------------------------
      Shares subject to:                                                (Number of shares)
        Outstanding options at beginning of year             6,683,414        5,603,325         4,478,703
          Options granted                                    1,110,205        1,948,290         1,955,273
          Options exercised                                  (752,071)        (307,847)         (701,619)
          Options expired or canceled                        (130,368)        (560,354)         (129,032)
                                                            =============    =============     =============
        Outstanding options at end of year                   6,911,180        6,683,414         5,603,325
                                                            =============    =============     =============

      Exercise price:
        Per share for options exercised during the year      $2.39 - $21.83   $2.19 - $19.50    $2.19 - $16.19
        Per share for options outstanding at end of year     $2.39 - $21.83   $2.39 - $21.83    $2.19 - $21.83

- ----- -------------------------------------------------- ----------------- ---------------- -------------------

     Of the outstanding options as of February 29, 1996, 3,437,985 shares were immediately exercisable under the Plans. Also as of February 29, 1996, 1,410,485 shares were designated for future grants under the Plans.

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

   --- ---------------------------------------------------------------------- ----------------------------------
                                                                               Year ended February 29(28),
                                                                              ----------------------------------
          (Dollar amounts in thousands)                                              1996              1995
   --- ------------------------------------------------------------------- -- ------------- --- ------------ ---
       Actuarial present value of benefit obligations:
          Vested                                                                 $7,641            $5,112
          Non-vested                                                              2,068             1,095
                                                                              -------------     ------------
       Total accumulated benefit obligation                                       9,709             6,207
       Additional benefits based on estimated future salary levels                5,026             4,250

                                                                                                ------------
                                                                              -------------
       Projected benefit obligations for service rendered to date                14,735            10,457
       Less Plan assets at fair value, primarily mortgage-backed securities     (12,515)           (9,484)
                                                                              -------------     ------------
       Projected benefit obligation in excess of Plan assets                      2,220               973
       Unrecognized net gain (loss) from past experience different from that assumed and
         effects of changes in assumptions                                        1,422             1,862
       Prior service cost not yet recognized in net periodic pension cost        (1,322)           (1,422)
       Unrecognized net asset at February 28, 1987 being recognized over 15 years   425               496
                                                                              -------------     ------------
       Accrued pension cost                                                      $2,745            $1,909
                                                                              =============     ============

       Net pension cost included the following components:
          Service cost - benefits earned during the period                       $1,832            $1,648
          Interest cost on projected benefit obligations                            955               789
          Actual return on Plan assets                                             (839)             (318)
          Net amortization and deferral                                              29              (327)
                                                                              =============     ============
       Net periodic pension cost                                                 $1,977            $1,792
                                                                              =============     ============

   --- ------------------------------------------------------------------- -- ------------- --- ------------ ---

    The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.25% and 5.0%, respectively. The expected long-term rate of return on assets used was 8.75%. Pension expense for the years ended February 29(28), 1996, 1995 and 1994 was $1,977,000, $1,792,000 and
$1,631,000, respectively. The Company makes contributions to the Plan in amounts that are deductible in accordance with federal income tax regulations.

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

NOTE J - SHAREHOLDERS' EQUITY

    In February 1988, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock. As a result of stock splits and stock dividends, 0.399 of a Right is presently associated with each outstanding share of the Company's common stock issued prior to the Distribution Date (as defined below). Each Right, when exercisable, entitles the holder to purchase from the Company one one-hundredth of a share of Series A Participating
Preferred Stock, par value $0.05 per share, of the Company (the "Series A Preferred Stock"), at a price of $145, subject to adjustments in certain cases to prevent dilution.

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

NOTE K - RELATED PARTY TRANSACTIONS

    Countrywide Asset Management Corporation ("CAMC"), a wholly-owned subsidiary of the Company, has entered into an agreement (the "Management Agreement") with CWM Mortgage Holdings, Inc. ("CWM"), a real estate investment trust. CAMC has entered into a subcontract with its affiliate, CHL, to perform such services for CWM and its subsidiaries as CAMC deems necessary. In accordance with the Management Agreement, CAMC advises CWM on various facets of its business and manages its operations subject to the supervision of CWM's Board of Directors. For performing these services, CAMC receives certain management fees and incentive compensation. In connection with the implementation of a new business plan, CAMC waived all management fees under the Management Agreement for calendar year 1993 and 25% of incentive compensation earned in 1994. In addition, in 1993 CAMC absorbed $0.9 million of operating expenses incurred in connection with its duties under the Management Agreement. CWM and its subsidiaries began paying all expenses of the new operations in June 1993. During the fiscal years ended February 29(28), 1996, 1995 and 1994, CAMC earned $2.0 million, $0.3 million and $0.1 million, respectively, in base management fees from CWM and its subsidiaries. In addition, during the fiscal years ended February 29(28), 1996 and 1995, CAMC recorded $6.6 million and $1.1 million, respectively, in incentive compensation, net of the amount waived as described above. The Management Agreement is renewable annually and expires on May 15, 1996. As of February 29, 1996, the Company and CAMC owned 1,120,000 shares, or approximately 2.58%, of the common stock of CWM.

    CAMC incurs many of the expenses related to the operations of CWM and its subsidiaries, including personnel and related expenses, subject to reimbursement by CWM. CWM's conduit operations are primarily conducted in Independent National Mortgage Corporation ("Indy Mac"), and all other operations are conducted in CWM. Accordingly, Indy Mac is charged with the majority of the conduit's cost and CWM is charged with the other operations' costs. During the fiscal years ended February 29(28), 1996 and 1995, the amount of expenses incurred by CHL which were allocated to CAMC and reimbursed by CWM totaled $1.8 million and $1.2 million, respectively.

    CWM has an option to purchase conventional loans from CHL at the prevailing market price. During the years ended February 29(28), 1996, 1995 and 1994, CWM purchased $14.3 million, $80.4 million and $300.5 million, respectively, of conventional non-conforming mortgage loans from CHL pursuant to this option.

    During the year ended February 28, 1995, CHL purchased from Indy Mac bulk servicing rights for loans with principal balances aggregating $3.0 billion at a price of $38.2 million. In 1987 and 1993, the subsidiaries of CWM entered into servicing agreements appointing CHL as servicer of mortgage loans collateralizing three series of CMOs with outstanding balances of approximately $87.3 million at February 29, 1996. CHL is entitled under each agreement to an annual fee of up to 0.32% of the aggregate unpaid principal balance of the pledged mortgage loans. Servicing fees received by CHL under such agreements for the years ended February 29(28), 1996 and 1995 were approximately $0.3 million. Approximately $0.5 million of servicing fees were received for the year ended February 28, 1994.

NOTE L - SEGMENT INFORMATION

    The Company and its subsidiaries operate primarily in the mortgage banking industry. Operations in mortgage banking involve CHL's origination and purchase of mortgage loans, sale of mortgage loans in the secondary mortgage market, servicing of mortgage loans and the purchase and sale of rights to service mortgage loans.

    Segment information for the year ended February 29, 1996 was as follows.

   ----------------------------- ---- --- -- ------------ ----- ---------- ---- ------------- ---- -------------
                                                                                 Adjustments
                                               Mortgage                              and
   (Dollar amounts in thousands)                Banking            Other        Eliminations       Consolidated
   ----------------------------- ---- --- -- ------------ ----- ---------- ---- ------------- ---- -------------
   Unaffiliated revenue                      $    806,813      $    53,929    $         -        $       860,742
   Intersegment revenue                             1,776             -              ( 1,776)                -
                                             ------------       ----------      -------------      -------------

        Total revenue                        $    808,589      $    53,929    $       (1,776)    $       860,742
                                             ============       ==========      =============      =============


   Earnings before income taxes              $    308,596      $    17,604    $         -        $       326,200
                                             ============       ==========      =============      =============


   Identifiable assets as
      of February 29, 1996                   $  8,181,765      $ 1,775,276    ($    1,299,388)    $    8,657,653
                                             ============       ==========      =============      =============


   ----------------------------- ---- --- -- ------------ ----- ---------- ---- ------------- ---- -------------

    Segment information for the year ended February 28, 1995 was as follows.

   ----------------------------- ---- ---- -- ------------ ---- ---------- ----- ------------ ---- -------------
                                                                                  Adjustments
                                                Mortgage                              and
   (Dollar amounts in thousands)                 Banking           Other         Eliminations      Consolidated
   ----------------------------- ---- ---- -- ------------ ---- ---------- ----- ------------ ---- -------------
   Unaffiliated revenue                       $    563,586      $   39,077        $    -            $    602,663
   Intersegment revenue                                744             -                (744)                -
                                              ------------      ----------       ------------      -------------

        Total revenue                         $    564,330      $   39,077       ($      744)       $    602,663
                                              ============      ==========       ============      =============


   Earnings before income taxes               $    136,220      $   11,125        $     -           $    147,345
                                              ============      ==========       ============      =============


   Identifiable assets as
      of February 28, 1995                    $  5,520,283      $1,144,911       ($  955,012)       $  5,710,182
                                              ============      ==========       ============      =============


   ----------------------------- ---- ---- -- ------------ ---- ---------- ----- ------------ ---- -------------


    Segment information for the year ended February 28, 1994 was as follows.

   ----------------------------- --- ---- -- ------------ ----- ---------- ---- ------------ ----- -------------
                                                                                 Adjustments
                                               Mortgage                              and
   (Dollar amounts in thousands)                Banking            Other        Eliminations       Consolidated
   ----------------------------- --- ---- -- ------------ ----- ---------- ---- ------------ ----- -------------
   Unaffiliated revenue                      $    719,533       $   36,047       $     -            $    755,580
   Intersegment revenue                               744              -               (744)                 -
                                             ------------       ----------      ------------       -------------


        Total revenue                        $    720,277       $   36,047      ($      744)        $    755,580
                                             ============       ==========      ============       =============


   Earnings before income taxes              $    286,069       $   13,031       $      -           $    299,100
                                             ============       ==========      ============       =============


   Identifiable assets as
      of February 28, 1994                   $  5,523,664       $  976,261      ($  868,863)        $  5,631,062
                                             ============       ==========      ============       =============


   ----------------------------- --- ---- -- ------------ ----- ---------- ---- ------------ ----- -------------


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


NOTE N - SUBSEQUENT EVENTS

     On March 19, 1996, the Company declared a cash dividend of $0.08 per common share payable April 16, 1996 to shareholders of record on April 2, 1996.



NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly data was as follows.

   --------------------------------------------- ---------------------------------------------------------------
                                                                               Three months ended
                                                 ---------------------------------------------------------------
   (Dollar amounts in thousands, except per share dataMay 31         August 31     November 30   February 29(28)
     ---------------------------------------------- -------------- --------------- -------------- ----------------
   Year ended February 29, 1996
      Revenue                                        $178,963        $209,310       $225,568         $246,901
      Expenses                                        118,669         127,724        137,311          150,838
      Provision for income taxes                       24,118          32,634         35,303           38,425
      Net earnings                                     36,176          48,952         52,954           57,638
      Earnings per share(1)
         Primary                                        $0.39           $0.49          $0.51            $0.55
         Fully diluted                                  $0.39           $0.49          $0.51            $0.55

   Year ended February 28, 1995
      Revenue                                        $177,118        $151,106       $133,726         $140,713
      Expenses                                        120,903         119,257        106,795          108,363
      Provision for income taxes                       22,486          12,739         10,773           12,940
      Net earnings                                     33,729          19,110         16,158           19,410
      Earnings per share(1)
         Primary                                        $0.37           $0.21          $0.18            $0.21
         Fully diluted                                  $0.37           $0.21          $0.18            $0.21

   ---------------------------------------------- -------------- --------------- -------------- ----------------
      (1) Earnings per share is computed  independently for each of the quarters presented.  Therefore,  the sum of the  quarterly  earnings  per share amounts  may not equal the annual  amount.  This is caused by rounding and the averaging effect of the number of share  equivalents  utilized throughout the year, which changes with the market price of the common stock.




NOTE P - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

    Summarized financial information for Countrywide Home Loans, Inc., was as follows.

   -- ----------------------------------------- ---- ------------------------------------------------- ---------
                                                                           February 29(28),
                                                             -------------- ----------- -------------- ---------
      (Dollar amounts in thousands)                               1996                       1995
   -- ---------------------------------------------- ------- -------------- ----------- -------------- ---------
      Balance Sheets:

        Mortgage loans shipped and held for sale               $4,740,087                 $2,898,825
        Other assets                                            3,441,678                  2,621,458
                                                             ==============             ==============
           Total assets                                        $8,181,765                 $5,520,283
                                                             ==============             ==============

        Short- and long-term debt                              $6,335,538                 $4,152,712
        Other liabilities                                         588,446                    433,025
        Equity                                                  1,257,781                    934,546
                                                             ==============             ==============
          Total liabilities and equity                         $8,181,765                 $5,520,283
                                                             ==============             ==============


   -- ---------------------------------------------- ------- -------------- ----------- -------------- ---------


   --- ----------------------------------------- --- --------------------------------------------------- --------
                                                                     Year ended February 29(28),
                                                             --------------- ---------- --------------- ---------
       (Dollar amounts in thousands)                                1996                      1995
   --- --------------------------------------------- ------- --------------- ---------- --------------- ---------
       Statements of Earnings:

         Revenues                                                $808,589                   $564,330
         Expenses                                                 499,993                    428,110
         Provision for income taxes                               123,438                     54,488
                                                             ===============            ===============
           Net earnings                                          $185,158                   $ 81,732
                                                             ===============            ===============

   --- --------------------------------------------- ------- --------------- ---------- --------------- ---------



                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                        COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                                  BALANCE SHEETS
                                           (Dollar amounts in thousands)

                                                                                           February 29(28),
                                                                                     -------------- -- --------------
                                                                                         1996              1995
                                                                                     --------------    --------------
Assets

   Cash                                                                              $       -         $       -
   Other receivables                                                                       5,825             3,344
   Intercompany receivable                                                                33,805            49,234
   Investment in subsidiaries at equity in net assets                                  1,299,088           954,123
   Equipment and leasehold improvements                                                      106               113
   Other assets                                                                           22,442            16,984
                                                                                     --------------    --------------

                                                                                      $1,361,266        $1,023,798
                                                                                     ==============    ==============

Liabilities and Shareholders' Equity

   Notes payable                                                                     $       -         $    10,600
   Intercompany payable                                                                   22,684            54,010
   Accounts payable and accrued liabilities                                               11,437             8,949
   Deferred income taxes                                                                   7,390             7,681
   Preferred stock                                                                           -                 -
   Common shareholders' equity
     Common stock                                                                          5,112             4,568
     Additional paid-in capital                                                          820,183           608,289
     Retained earnings                                                                   494,460           329,701
                                                                                     --------------    --------------

                                                                                      $1,361,266        $1,023,798
                                                                                     ==============    ==============



                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                                        COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                              STATEMENTS OF EARNINGS
                                           (Dollar amounts in thousands)

                                                                           Year ended February 29(28),
                                                                  -------------- -- -------------- -- --------------
                                                                      1996              1995              1994
                                                                  --------------    --------------    --------------

Revenue
   Interest earned                                                    $     31          $     36         $     221
   Interest charges                                                     (1,952)           (2,646)           (2,247)
                                                                  --------------    --------------    --------------
        Net interest income                                             (1,921)           (2,610)           (2,026)

   Dividend income                                                       2,332                96                96
                                                                  --------------    --------------    --------------
                                                                           411            (2,514)           (1,930)
Expenses                                                                (3,761)           (3,200)           (2,737)
                                                                  --------------    --------------    --------------
   Loss before income tax benefit and equity in net
   earnings of subsidiaries                                             (3,350)           (5,714)           (4,667)
Income tax benefit                                                       1,340             2,285             1,867
                                                                  --------------    --------------    --------------

   Loss before equity in net earnings of subsidiaries                   (2,010)           (3,429)           (2,800)
Equity in net earnings of subsidiaries                                 197,730            91,836           182,260
                                                                  --------------    --------------    --------------

     NET EARNINGS                                                     $195,720           $88,407          $179,460
                                                                  ==============    ==============    ==============





                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                                        COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                             STATEMENTS OF CASH FLOWS
                                            Increase (Decrease) in Cash
                                           (Dollar amounts in thousands)

                                                                           Year ended February 29(28),
                                                                  -------------- -- -------------- -- --------------
                                                                      1996              1995              1994
                                                                  --------------    --------------    --------------

Cash flows from operating activities:
   Net earnings                                                      $195,720           $88,407          $179,460
   Adjustments to reconcile net earnings to net cash
     (used) provided by operating activities:
       Earnings of subsidiaries                                      (197,730)          (91,836)         (182,260)
       Depreciation and amortization                                       18                16                12
       Increase in accounts payable and accrued liabilities             2,488             3,079             2,560
       (Increase) decrease in other receivables and other assets       (8,241)           (2,925)           14,971
                                                                  --------------    --------------    --------------
         Net cash (used) provided by operating activities              (7,745)           (3,259)           14,743
                                                                  --------------    --------------    --------------

Cash flows from investing activities:
   Net change in intercompany receivables and payables                 76,236            31,458            29,000
   Investment in subsidiaries                                        (239,368)              (63)             -
                                                                  --------------    --------------    --------------
         Net cash (used) provided by investing activities            (163,132)           31,395            29,000
                                                                  --------------    --------------    --------------

Cash flows from financing activities:
   Repayment of long-term debt                                        (10,600)           (2,150)          (23,020)
   Issuance of common stock                                           212,438             2,273             4,398
   Cash dividends paid                                                (30,961)          (28,259)          (25,121)
                                                                  --------------    --------------    --------------
         Net cash provided (used) by financing activities             170,877           (28,136)          (43,743)
                                                                  --------------    --------------    --------------

              Net change in cash                                         -                  -                -
Cash at beginning of year                                                -                  -                -
                                                                  --------------    --------------    --------------

Cash at end of year                                                 $    -              $   -           $    -
                                                                  ==============    ==============    ==============

Supplemental cash flow information:
   Cash used to pay interest                                           $2,744           $  2,114        $   2,554
   Cash refunded from income taxes                                          -          ($    841)      ($   1,823)
   Noncash financing activities - conversion of preferred stock             -               -           $  25,800




                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                      Three years ended February 29(28), 1996
                                           (Dollar amounts in thousands)



            Column A                  Column B                  Column C                  Column D          Column E
- ----------------------------------  --------------   --------------------------------  -----------------  --------------
                                                                Additions
                                                     --------------------------------
                                     Balance at       Charged to         Charged                             Balance
                                      beginning        costs and        to other                             at end
                                      of period        expenses       accounts (2)      Deductions (1)      of period
- ----------------------------------  --------------   --------------  ----------------  ------------------  -------------
Year ended February 29, 1996
   Allowance for losses                $11,183           $8,831         $   800            $  5,179            $15,635
Year ended February 28, 1995
   Allowance for losses                $13,826           $1,808          $3,466            $  7,917            $11,183
Year ended February 28, 1994
   Allowance for losses                $16,144           $6,046          $3,051             $11,415            $13,826

- ----------------------------------
(1) Actual losses charged against reserve, net of recoveries and reclassification.
(2) Additions charged to gain (loss) on sale of loans.