Form 10-Q
period 1996-05-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1996-07-15
CIK 25191

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                           Washington, DC 20549


                                                FORM 10-Q

                                                (Mark One)

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended May 31, 1996

                                                    OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  ______________________

Commission File Number:         1-8422



                       COUNTRYWIDE CREDIT INDUSTRIES, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                             13-2641992
- -------------------------------------------- ---------------------------------
       (State or other jurisdiction of                (IRS Employer
        incorporation or organization)             Identification No.)

155 N. Lake Avenue, Pasadena, California                 91101
- -------------------------------------------- ---------------------------------
(Address of principal executive offices)               (Zip Code)

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
                                              Yes       X      No
                                                    --------       --------
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                           Outstanding at July 9, 1996
        Common Stock $.05 par value                          102,526,176



                                     PART I
                              FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                               May 31,        February 29,
                                                                                 1996             1996
                                                                           ---------------- -----------------
                                                                            (Dollar amounts in thousands,
                                                                                except per share data)
ASSETS
Cash                                                                         $    7,876     $     16,444
Receivables for mortgage loans shipped                                        2,412,931        2,299,979
Mortgage loans held for sale                                                  2,403,955        2,440,108
Other receivables                                                             1,047,288          912,613
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                    147,468          140,963
Capitalized servicing fees receivable                                           693,207          631,784
Mortgage servicing rights                                                     1,941,844        1,691,881
Other assets                                                                    586,638          523,881
                                                                           ---------------- -----------------

       Total assets                                                          $9,241,207       $8,657,653
                                                                           ================ =================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                                $2,374,385       $2,548,549
                                                                           ================ =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                                                $6,517,119       $6,097,518
Drafts payable issued in connection with mortgage loan closings                 223,469          238,020
Accounts payable and accrued liabilities                                        588,219          505,148
Deferred income taxes                                                           535,972          497,212
                                                                           ---------------- -----------------
       Total liabilities                                                      7,864,779        7,337,898

Commitments and contingencies
                                                                           -                -

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $.05 par value;
   issued and outstanding, none
                                                                           -                -
Common stock -  authorized,  240,000,000  shares of $.05 par  value;  issued and outstanding, 102,425,856 shares at May 31, 1996
   and 102,242,329 shares at February 29, 1996                                    5,121            5,112
Additional paid-in capital                                                      824,406          820,183
Retained earnings                                                               546,901          494,460
                                                                           ---------------- -----------------
       Total shareholders' equity                                             1,376,428        1,319,755
                                                                           ---------------- -----------------

       Total liabilities and shareholders' equity                            $9,241,207       $8,657,653
                                                                           ================ =================


Borrower and investor custodial accounts                                     $2,374,385       $2,548,549
                                                                           ================ =================


                         The  accompanying  notes are an integral  part of these
statements.



                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                                    (UNAUDITED)


                                                                                    Three Months
                                                                                    Ended May 31,
                                                                                 1996           1995
                                                                           ---------------- -----------------
                                                                            (Dollar amounts in thousands,
                                                                               except per share data)
Revenues
   Loan origination fees                                                        $ 55,949         $ 41,521
   Gain on sale of loans                                                          47,080           12,731
                                                                           ---------------- -----------------
     Loan production revenue                                                     103,029           54,252

    Interest earned                                                              100,712           73,592
    Interest charges                                                             (77,066)         (61,973)
                                                                           ---------------- -----------------
      Net interest income                                                         23,646           11,619

    Loan servicing income                                                        167,410          129,382
    Add (less) amortization and impairment/recovery
      of servicing assets                                                         48,285         (145,743)
    Servicing hedge (expense) benefit                                           (100,426)         116,975
                                                                           ---------------- -----------------
      Net loan administration income                                             115,269          100,614

    Commissions, fees and other income                                            21,338           12,478
                                                                           ---------------- -----------------

         Total revenues                                                          263,282          178,963
                                                                           ---------------- -----------------

Expenses
   Salaries and related expenses                                                  68,998           50,639
   Occupancy and other office expenses                                            29,898           26,545
   Guarantee fees                                                                 37,501           26,022
   Marketing expenses                                                              8,824            5,951
   Other operating expenses                                                       18,677            9,512
                                                                           ---------------- -----------------

         Total expenses                                                          163,898          118,669
                                                                           ---------------- -----------------

Earnings before income taxes                                                      99,384           60,294
   Provision for income taxes                                                     38,760           24,118
                                                                           ---------------- -----------------

   NET EARNINGS                                                                 $ 60,624         $ 36,176
                                                                           ================ =================

Earnings per share
   Primary                                                                        $0.58             $0.39
   Fully diluted                                                                  $0.58             $0.39






                         The  accompanying  notes are an integral  part of these
statements.



                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                    Three Months
                                                                                    Ended May 31,
                                                                                 1996           1995
                                                                           ---------------- -----------------
                                                                            (Dollar amounts in thousands)
   Cash flows from operating activities:
   Net earnings                                                               $   60,624       $   36,176
   Adjustments to reconcile net earnings to net cash
       used by operating activities:
     Amortization and impairment/recovery of mortgage
       servicing rights                                                          (55,621)         111,489
     Amortization and impairment of capitalized servicing fees
       receivable                                                                  7,336           34,254
     Depreciation and other amortization                                           9,036            6,917
     Deferred income taxes                                                        38,760           24,118
     Servicing hedge unrealized expense (benefit)                                 87,477         (106,821)

     Origination and purchase of loans held for sale                         (11,002,082)      (6,771,558)
     Principal repayments and sale of loans                                   10,925,283        5,957,054
                                                                           ---------------- -----------------
       Increase in mortgage loans shipped and held for sale                      (76,799)        (814,504)

     Increase in other receivables and other assets                             (287,312)        (102,000)
     Increase in accounts payable and accrued liabilities                         83,071           71,474
                                                                           ---------------- -----------------
       Net cash used by operating activities                                    (133,428)        (738,897)
                                                                           ---------------- -----------------

Cash flows from investing activities:
   Additions to mortgage servicing rights                                       (194,342)        (157,467)
   Additions to capitalized servicing fees receivable                            (68,759)         (56,262)
   (Purchase) sale of property, equipment and leasehold
     improvements - net                                                          (13,138)             812
                                                                           ---------------- -----------------
       Net cash used by investing activities                                    (276,239)        (212,917)
                                                                           ---------------- -----------------

Cash flows from financing activities:
   Net increase in warehouse debt and other
     short-term borrowings                                                       478,239          972,945
   Issuance of long-term debt                                                          -           25,000
   Repayment of long-term debt                                                   (73,189)         (45,241)
   Issuance of common stock                                                        4,232            1,692
   Cash dividends paid                                                            (8,183)          (7,315)
                                                                           ---------------- -----------------
       Net cash provided by financing activities                                 401,099          947,081
                                                                           ---------------- -----------------

Net decrease in cash                                                              (8,568)          (4,733)
Cash at beginning of period                                                       16,444           17,624
                                                                           ================ =================
Cash at end of period                                                        $     7,876       $   12,891
                                                                           ================ =================

Supplemental cash flow information:
   Cash used to pay interest                                                 $    64,050      $    57,445
   Cash used to pay income taxes                                             $         6              -



                         The  accompanying  notes are an integral  part of these
statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 29, 1996 of Countrywide Credit Industries, Inc. (the "Company").

Certain amounts reflected in the consolidated financial statements for the three month period ended May 31, 1995 have been reclassified to conform to the presentation for the three month period ended May 31, 1996.

NOTE B - NOTES PAYABLE

    Notes payable consisted of the following.

   ------------------------------------------------------------------ ---- --------------- --- -------------- --
       (Dollar amounts in thousands)                                            May 31,         February 29,
                                                                                 1996               1996
   ------------------------------------------------------------------ ---- --------------- --- -------------- --

       Commercial paper                                                      $3,010,054           $2,847,442
       Medium-term notes, Series A, B, C and D                                1,751,800            1,824,800
       Repurchase agreements                                                  1,279,786              808,353
       Subordinated notes                                                       200,000              200,000
       Unsecured notes payable, maturing in July 1996                           275,000              235,000
       Pre-sale funding facilities                                                -                  181,255
       Note payable                                                                 479                  668
                                                                           ===============     ==============
                                                                             $6,517,119           $6,097,518
                                                                           ===============     ==============

   ------------------------------------------------------------------ ---- --------------- --- -------------- --


Revolving Credit Facility and Commercial Paper

    As of May 31, 1996, Countrywide Home Loans, Inc. ("CHL"), the Company's mortgage banking subsidiary, had an unsecured credit agreement (revolving credit facility) with forty-eight commercial banks (fifty commercial banks as of June 14, 1996) permitting CHL to borrow an aggregate maximum amount of $3.5 billion, less commercial paper backed by the agreement. The amount available under the facility is subject to a borrowing base, which consists of mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL. The interest rate on direct borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. This interest rate varies, depending on CHL's credit ratings. No amount was outstanding on the revolving credit facility at May 31, 1996. The weighted average borrowing rate on commercial paper borrowings for the three months ended May 31, 1996 was 5.35%. The weighted average borrowing rate on commercial paper outstanding as of May 31, 1996 was 5.36%. Under certain circumstances, including the failure to maintain specified minimum credit ratings, borrowings under the revolving credit facility and commercial paper may become secured by mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights.
The facility expires on May 14, 2000.



Medium-Term Notes

    As of May 31, 1996, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission were as follows.


- -----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                            Outstanding Balance                  Interest Rate            Maturity Date
                ------------------------------------------- ----------- ----------  -------------  -------------
                Floating-Rate   Fixed-Rate       Total         From        To           From            To
                ------------------------------------------- ----------- ----------  -------------  -------------

      Series A        $    -    $   344,800    $  344,800      6.10%       8.79%      Jul 1996       Mar 2002

      Series B        11,000        396,000       407,000      5.11%       6.98%      Aug 1997       Aug 2005

      Series C       303,000        197,000       500,000      5.50%       8.43%      Dec 1997       Mar 2004

      Series D       115,000        385,000       500,000      5.69%       6.88%      Aug 1998       Sep 2005
                -------------------------------------------
       Total        $429,000     $1,322,800    $1,751,800
                ===========================================

  ---------------------------------------------------------------------------------------------------------------

    As of May 31, 1996, all of the outstanding fixed-rate notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the three months ended May 31, 1996, including the effect of the interest rate swap agreements, was 6.07%.
    On May 15, 1996, the Company filed a $1.0 billion shelf registration with the Securities and Exchange Commission ("SEC") covering Series E Medium-Term Notes. The Company intends to use the proceeds from the sale of the medium-term notes for general corporate purposes, which may include retirement of indebtedness of the Company and investment in servicing rights through the current production of loans and the bulk acquisition of contracts to service loans.

Repurchase Agreements

    As of May 31, 1996, the Company had entered into short-term financing arrangements to sell mortgage-backed securities ("MBS") under agreements to repurchase. The weighted average borrowing rate for the three months ended May 31, 1996 was 5.36%. The weighted average borrowing rate on repurchase agreements outstanding as of May 31, 1996 was 5.37%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical MBS.

Subordinated Notes

    The 8.25%  subordinated  notes are due July 15,  2002.  Interest  is payable semi-annually  on each  January 15 and July 15. The  subordinated  notes are not
redeemable   prior  to  maturity  and  are  not  subject  to  any  sinking  fund requirements.

Pre-Sale Funding Facilities

    As of May 31, 1996, CHL had uncommitted revolving credit facilities with two government-sponsored entities and an affiliate of an investment banking firm. The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. Interest rates are based on LIBOR, federal funds and/or the prevailing rates for MBS repurchase agreements. The weighted average borrowing rate for all three facilities for the three months ended May 31, 1996 was 5.57%.

NOTE C - SUBSEQUENT EVENTS

    On June 20, 1996, the Company filed a registration statement with the SEC covering 9,500,000 shares of Common Stock to be issued pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan. The plan provides holders of record and beneficial owners of the Company's Common Stock with a method of investing cash dividends in additional shares of stock and making optional cash purchases of additional shares. The Company will use the net proceeds from such issuance of Common Stock for general corporate purposes.

     On June 11, 1996, the Company declared a cash dividend of $0.08 per common share payable July 15, 1996 to shareholders of record on July 1, 1996.

NOTE D - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

    The  following   tables  present   summarized   financial   information  for
Countrywide Home Loans, Inc.

   -- ----------------------------------------- ---- --------------------------------------------------- -------
      (Dollar amounts in thousands)                              May 31,                 February 29,
                                                                   1996                      1996
   -- ---------------------------------------------- -------- -------------- ---------- -------------- ---------
      Balance Sheets:

        Mortgage loans shipped and held for sale                $4,816,886                $4,740,087
        Other assets                                             3,867,955                 3,441,678
                                                              ==============            ==============
           Total assets                                         $8,684,841                $8,181,765
                                                              ==============            ==============

        Short- and long-term debt                               $6,734,586                $6,335,538
        Other liabilities                                          639,872                   588,446
        Equity                                                   1,310,383                 1,257,781
                                                              ==============            ==============
          Total liabilities and equity                          $8,684,841                $8,181,765
                                                              ==============            ==============


   -- ---------------------------------------------- -------- -------------- ---------- -------------- ---------


   --- ----------------------------------------- --- -------------------------------------------------- --------
       (Dollar amounts in thousands)                                Three Months Ended May 31,
                                                             --------------- ---------- ---------------
                                                                  1996                       1995
   --- --------------------------------------------- ------- --------------- ---------- --------------- --------
       Statements of Earnings:

         Revenues                                               $238,486                   $168,515
         Expenses                                                152,255                    110,277
         Provision for income taxes                               33,630                     23,295
                                                             ===============            ===============
           Net earnings                                        $  52,601                  $  34,943
                                                             ===============            ===============

   --- --------------------------------------------- ------- --------------- ---------- --------------- --------



NOTE E - SERVICING HEDGE

    The following summarizes the notional amounts of servicing hedge derivative contracts.

- -------------------------------- ----------- ------------ --------------- --------- ------------ ---------- ------------
(Dollar amounts in millions)                                Long Call
                                                            Options on
                                  Interest    Long Call   Interest Rate              Principal   Interest
                                 Rate Floors   Options       Futures        Swap       - Only      Rate
                                               on MBS                       Caps        Swaps       Cap      Swaptions
- -------------------------------- ----------- ------------ --------------- --------- ------------ ---------- ------------

Balance, February 29, 1996         $15,750      $1,500        $3,550       $1,000       $268       $  -        $    -
    Additions                        4,000           -           800            -          -        500         1,000
    Dispositions/Expirations             -      (1,000)       (2,150)           -          -          -             -
                                 =========== ============ =============== ========= ============ ========== ------------
Balance, May 31, 1996              $19,750     $   500        $2,200       $1,000       $268       $500        $1,000
                                 =========== ============ =============== ========= ============ ========== ------------

- -------------------------------- ----------- ------------ --------------- --------- ------------ ---------- ------------

    During the quarter ended May 31, 1996, the Company entered into an interest rate cap agreement ("Cap") and purchased options on interest rate swaps ("Swaptions") as additional components of its Servicing Hedge. The Cap entitles the Company to receive the amounts, if any, by which the selected market interest rate exceeds the stated strike price. The Cap outstanding will expire on April 26, 2001. Under the Swaption agreements, the Company has the option to enter into a receive-fixed, pay-floating interest rate swap at a future date or to settle the transaction for cash. The Swaptions outstanding expire from March 11, 1999 to April 15, 2007.


NOTE F - VALUATION ALLOWANCE FOR CAPITALIZED MORTGAGE SERVICING RIGHTS

    The following summarizes the aggregate activity in the valuation allowances for capitalized mortgage servicing rights.

- --------------------------------------------------- --------------------------
(Dollar amounts in thousands)                           Aggregate Balances
                                                    --------------------------

Balances, February 29, 1996                                  ($61,634)
          Recovery                                             24,668
                                                    --------------------------
Balances, May 31, 1996                                       ($36,966)
                                                    --------------------------

- --------------------------------------------------- --------------------------


NOTE G - RATIO OF EARNINGS TO FIXED CHARGES

    The ratios of earnings to fixed charges for the three months ended May 31, 1996 and 1995 were 2.26 and 1.95, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes, plus fixed charges. Fixed charges include interest expense on debt and the portion of rental expenses which is considered to be representative of the interest factor (one-third of operating leases).


NOTE H - LEGAL PROCEEDINGS

    On June 22, 1995, a lawsuit was filed by Jeff and Kathy Briggs, as a purported class action, against CHL and a mortgage broker in the Northern Division of the United States District Court for the Middle District of Alabama. The suit claims, among other things, that in connection with residential mortgage loan closings, CHL made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages plus, as to certain claims, treble damages. CHL's management believes that its compensation programs to mortgage brokers comply with applicable laws and with long-standing industry practice, and that it has meritorious defenses to the action. CHL intends to defend vigorously against the action and believes that the ultimate resolution of such claims will not have a material adverse effect on the Company's results of operations or financial position.

    The Company and certain subsidiaries are defendants in various lawsuits involving matters generally incidental to their business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and the cost of funds; (4) federal and state regulation of the Company's mortgage banking operations and (5) competition within the mortgage banking industry.


RESULTS OF OPERATIONS

Quarter Ended May 31, 1996 Compared to Quarter Ended May 31, 1995

         Revenues for the quarter ended May 31, 1996 increased 47% to $263.3 million from $179.0 million for the quarter ended May 31, 1995. Net earnings increased 68% to $60.6 million for the quarter ended May 31, 1996 from $36.2 million for the quarter ended May 31, 1995. The increase in revenues and net earnings for the quarter ended May 31, 1996 compared to the quarter ended May 31, 1995 was attributable to an increase in the size of the Company's servicing portfolio, higher loan production volume and improved pricing margins. These positive factors during the quarter ended May 31, 1996 were partially offset by amortization of its Servicing Assets that was greater than in the quarter ended May 31, 1995, due primarily to a larger servicing portfolio.

         The total volume of loans produced increased 62% to $11.0 billion for the quarter ended May 31, 1996 from $6.8 billion for the quarter ended May 31, 1995. Refinancings totaled $4.6 billion, or 42% of total fundings, for the quarter ended May 31, 1996, as compared to $1.2 billion, or 17% of total fundings, for the quarter ended May 31, 1995. Fixed-rate loan production totaled $9.0 billion, or 82% of total fundings, for the quarter ended May 31, 1996, as compared to $4.5 billion, or 67% of total fundings, for the quarter ended May 31, 1995. Production in the Company's Consumer Markets Division increased to $2.3 billion for the quarter ended May 31, 1996 from $1.3 billion for the quarter ended May 31, 1995. Production in the Company's Wholesale Division increased to $2.1 billion for the quarter ended May 31, 1996 from $1.8 billion for the quarter ended May 31, 1995. The Company's Correspondent Division purchased $6.6 billion in mortgage loans for the quarter ended May 31, 1996 compared to $3.7 billion for the quarter ended May 31, 1995. The factors which affect the relative volume of production among the Company's three divisions include pricing decisions and the relative competitiveness of such pricing, the level of real estate and mortgage lending activity in each Division's markets, and the success of each Division's sales and marketing efforts.

    Included in the Company's total volume of loans produced are $106 million of home equity loans funded in the quarter ended May 31, 1996 and $47 million funded in the quarter ended May 31, 1995. Sub-prime credit quality ("B&C") loan activity, which is also included in the Company's total production volume, was $188 million for the quarter ended May 31, 1996. No B&C loans were funded during the quarter ended May 31, 1995.

         At May 31, 1996 and 1995, the Company's pipeline of loans in process was $5.2 billion and $4.3 billion, respectively. In addition, at May 31, 1996, the Company had committed to make loans in the amount of $1.9 billion, subject to property identification and borrower qualification ("Lock n' Shop(R) Pipeline"). At May 31, 1995, the Lock n' Shop(R) Pipeline was $1.6 billion. Historically, approximately 43% to 77% of the pipeline of loans in process has funded. For the quarters ended May 31, 1996 and 1995, the Company received 143,779 and 101,205 new loan applications, respectively, at an average daily rate of $231 million and $160 million, respectively. The following actions were taken during the quarter ended May 31, 1996 on the total applications received during that quarter: 78,507 loans (55% of total applications received) were funded and 20,700 applications (14% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during the quarter ended May 31, 1995 on the total applications received during that quarter: 51,018 loans (50% of total applications received) were funded and 14,626 applications (14% of total applications received) were either rejected by the Company or withdrawn by the applicant. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.

         Loan origination fees increased during the quarter ended May 31, 1996 as compared to the quarter ended May 31, 1995 due to higher loan production that resulted primarily from lower mortgage interest rates during the quarter ended May 31, 1996 than during the quarter ended May 31, 1995. The percentage increase in loan origination fees was lower than the percentage increase in total production. This is primarily because production by the Correspondent Division, which, due to lower cost structures, charges lower origination fees per dollar loaned, comprised a greater percentage of total production in the quarter ended May 31, 1996 than in the quarter ended May 31, 1995. Gain on sale of loans improved during the quarter ended May 31, 1996 as compared to the quarter ended May 31, 1995 primarily due to increased loan production and improved pricing margins. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including loan pricing decisions, interest rate volatility, the general direction of interest rates and the volume and mix of loans produced.

         Net interest income (interest earned net of interest charges) increased to $23.6 million for the quarter ended May 31, 1996 from $11.6 million for the quarter ended May 31, 1995. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($16.0 million and $2.3 million for the quarters ended May 31, 1996 and 1995, respectively); (ii) interest expense related to the Company's investment in servicing rights ($23.9 million and $8.8 million for the quarters ended May 31, 1996 and 1995, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($31.5 million and $18.1 million for the quarters ended May 31, 1996 and 1995, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was attributable to an increase in the average amount of the mortgage loan warehouse due to higher production, partially offset by a lower net earnings rate in the quarter ended May 31, 1996 than in the quarter ended May 31, 1995. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances, offset somewhat by a decline in the earnings rate from the quarter ended May 31, 1995 to the quarter ended May 31, 1996.

         During the quarter ended May 31, 1996, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At May 31, 1996, the Company serviced $143.4 billion of loans (including $2.4 billion of loans subserviced for others), compared to $120.9 billion (including $1.1 billion of loans subserviced for others) at May 31, 1995, a 22% increase. The growth in the Company's servicing portfolio during the quarter ended May 31, 1996 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments, and scheduled amortization of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at May 31, 1996 was 7.8%, compared to 7.7% at May 31, 1995. Generally, it is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is countercyclical to loan production income.

     During the quarter ended May 31, 1996, the prepayment rate of the Company's servicing portfolio was 14%, as compared to 6% for the quarter ended May 31, 1995. In general, the prepayment rate is affected by the relative level of mortgage interest rates, activity in the home purchase market and the relative level of home prices in a particular market. The increase in the prepayment rate from the quarter ended May 31, 1995 to the quarter ended May 31, 1996 is primarily attributable to increased refinance activity caused by lower interest rates during the quarter ended May 31, 1996 than during the quarter ended May 31, 1995. The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. In addition, to mitigate the effect on earnings of higher amortization and impairment (which are deducted from loan servicing income) that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in value when interest rates decline (the "Servicing Hedge"). These financial instruments include call options on interest rate futures and MBS, interest rate floors, interest rate swaps (with the Company's maximum payment capped) ("Swap Caps"), principal-only ("P/O") swaps, options on interest rate swaps ("Swaptions"), and certain tranches of collateralized mortgage obligations ("CMOs").

         In the interest rate Swap Caps contracts, the Company receives and pays interest on a specified notional amount. The rate received is fixed; the rate paid is adjustable, is indexed to the London Interbank Offered Rates for U.S. dollar deposits ("LIBOR") and has a specified maximum or "cap."

         The P/O swaps are derivative contracts, the value of which is determined by changes in the value of the referenced P/O security. The payments received by the Company under the P/O swaps relate to the cash flows of the referenced P/O security. The payments made by the Company are based upon a notional amount tied to the remaining balance of the referenced P/O security multiplied by a floating rate indexed to LIBOR.

         In the Swaption agreements, the Company has the option to enter into a receive-fixed, pay-floating interest rate swap at a future date or to settle the transaction for cash.

         The CMOs, which consist primarily of P/O securities, have been purchased at deep discounts to their par values. As interest rates increase, prepayments on the collateral underlying the CMOs should decrease. These changes should result in an increase in the average lives of the P/O securities and a decrease in the present values of their cash flows. Conversely, as interest rates decrease, prepayment on the collateral underlying the CMOs should increase and should result in a decline in the average lives of the P/O securities and a corresponding increase in the present values of their cash flows.

         The Servicing Hedge instruments utilized by the Company are designed to protect the value of the investment in servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the servicing rights increases while the value of the hedge instruments declines. With respect to the options, cap, swaptions, floors and CMOs, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. With respect to the Swap Caps contracts entered into by the Company as of May 31, 1996, the Company estimates that its maximum exposure to loss over the contractual term is $36 million. The Company's exposure to loss in the P/O swaps is related to changes in the market value of the referenced P/O security over the life of the contract. In the quarter ended May 31, 1996, the Company recognized a net loss of $100.4 million from its Servicing Hedge. The net loss included unrealized losses of $87.5 million and realized losses of $12.9 million from the sale of various financial instruments that comprise the Servicing Hedge. In the quarter ended May 31, 1995, the Company recognized a net gain of $117.0 million from its Servicing Hedge. The net gain included unrealized gains of $106.9 million and realized gains of $10.1 million from the sale of various financial instruments that comprise the Servicing Hedge.

         The Company recorded amortization and a net recovery of its Servicing Assets in the quarter ended May 31, 1996 totaling $48.3 million (consisting of normal amortization amounting to $52.5 million and a net recovery of $100.8 million), compared to $145.7 million of amortization and impairment of its Servicing Assets in the quarter ended May 31, 1995 (consisting of normal amortization amounting to $29.1 million and impairment of $116.7 million). The factors affecting the amount of amortization and impairment or recovery of the Servicing Assets recorded in an accounting period include the level of prepayments during the period, the change in prepayment expectations and the amount of Servicing Hedge gains.

         During the quarter ended May 31, 1996, the Company acquired bulk servicing rights for loans with principal balances aggregating $1.1 billion at a price of $21.6 million or 1.93% of the aggregate outstanding principal balances of the servicing portfolios acquired. During the quarter ended May 31, 1995, the Company acquired bulk servicing rights for loans with principal balances aggregating $3.0 billion at a price of $37.3 million or 1.26% of the aggregate outstanding principal balances of the servicing portfolios acquired.

         Salaries and related expenses are summarized below for the quarters ended May 31, 1996 and 1995.


   -- --------------------------- -- -- --------- ------------------------------------------------- -- --- --- -----
      (Dollar     amounts     in                        Quarter Ended May 31, 1996
      thousands)
                                     -- --------- ------------------------------------------------- -- --- --- -----
   -- --------------------------- --
                                     Production           Loan        Corporate          Other
                                     Activities      Administration  Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

      Base Salaries                    $20,832          $9,634        $12,127             $3,039          $45,632

      Incentive Bonus                   10,709             151          3,408              1,189           15,457

      Payroll Taxes and Benefits         3,879           1,869          1,727                434            7,909
                                     ------------    -------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                    $35,420         $11,654        $17,262             $4,662          $68,998
                                     ============    =============   =============    =============    -------------

      Average      Number     of         2,104           1,461           1,004               252            4,821
      Employees

   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------


   -- --------------------------- -- --- -------- ------------------------------------------------- ---- --- -- ----
      (Dollar     amounts     in                        Quarter Ended May 31, 1995
      thousands)
                                     --- -------- ------------------------------------------------- ---- --- -- ----
   -- --------------------------- --
                                     Production          Loan          Corporate         Other
                                     Activities     Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ - -------------- - ------------- -- ------------- -- -------------

      Base Salaries                    $15,252          $6,709        $10,227             $2,064          $34,252

      Incentive Bonus                    5,571             136          2,429              1,754            9,890

      Payroll Taxes and Benefits         2,558           1,210          2,432                297            6,497
                                     ------------   --------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                    $23,381          $8,055        $15,088             $4,115          $50,639
                                     ============   ==============   =============    =============    -------------

      Average      Number     of         1,550             966             812               143            3,471
      Employees

   -- --------------------------- -- ------------ - -------------- - ------------- -- ------------- -- -------------

         The amount of salaries increased during the quarter ended May 31, 1996 from the quarter ended May 31, 1995 primarily due to an increased number of employees resulting from higher loan production, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries. Incentive bonuses earned during the quarter ended May 31, 1996 increased primarily due to increased loan production and increased loan production personnel.

         Occupancy and other office expenses for the quarter ended May 31, 1996 increased to $29.9 million from $26.5 million for the quarter ended May 31, 1995, reflecting the Company's goal of expanding its retail branch network. In addition, higher loan production, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries also contributed to the increase.

         Guarantee fees represent fees paid to guarantee timely and full payment of principal and interest on MBS and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio. For the quarter ended May 31, 1996, guarantee fees increased 44% to $37.5 million from $26.0 million for the quarter ended May 31, 1995. The factors which affect the amount of guarantee fees in a period include the size of the servicing portfolio, the mix of permanent investors and the terms negotiated at the time of loan sales.

         Marketing expenses for the quarter ended May 31, 1996 increased 48% to $8.8 million from $6.0 million for the quarter ended May 31, 1995, reflecting the Company's continued implementation of a marketing plan to increase brand awareness of the Company in the residential mortgage market.

         Other operating expenses for the quarter ended May 31, 1996 increased from the quarter ended May 31, 1995 by $9.2 million, or 96%. This increase was due primarily higher loan production, a larger servicing portfolio and increased data processing costs reflecting the Company's commitment to higher efficiency through the use of technology.


   Profitability of Loan Production and Servicing Activities

         In the quarter ended May 31, 1996, the Company's pre-tax income from its loan production activities (which include loan origination and purchases, warehousing and sales) was $30.9 million. In the quarter ended May 31, 1995, the Company's comparable pre-tax loss was $1.5 million. The increase of $32.4 million was primarily attributable to higher loan production and improved pricing margins, partially offset by a change in the internal method of allocating overhead between the Company's production and servicing activities. In the quarter ended May 31, 1996, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance and acting as tax payment agent) was $62.7 million as compared to $60.0 million in the quarter ended May 31, 1995. The increase of $2.7 million was principally due to an increase in the size of the servicing portfolio and the change in the internal method of allocating overhead.


INFLATION

         Inflation affects the Company in the areas of loan production and servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates increase, loan production, particularly from loan refinancings, decreases, although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by an improving economy or the anticipation of increasing real estate values. In such periods of reduced loan production, production margins may decline due to increased competition resulting from overcapacity in the market. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down thereby extending the average life of the Company's servicing portfolio and reducing both amortization and impairment of the Servicing Assets and Interest Costs Incurred on Payoffs, and because the rate of interest earned from the custodial balances tends to increase. Conversely, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings primarily due to increased amortization and impairment of the Servicing Assets, a decreased rate of interest earned from the custodial balances and increased Interest Costs Incurred on Payoffs.

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

         On May 15, 1996, the Company filed a $1.0 billion shelf registration with the Securities and Exchange Commission ("SEC") covering Series E Medium-Term Notes. The Company intends to use the proceeds from the sale of the medium-term notes for general corporate purposes, which may include retirement of indebtedness of the Company and investment in servicing rights through the current production of loans and the bulk acquisition of contracts to service loans.

    On June 20, 1996, the Company filed a registration statement with the SEC covering 9,500,000 shares of Common Stock to be issued pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan. The plan provides holders of record and beneficial owners of the Company's Common Stock with a method of investing cash dividends in additional shares of stock and making optional cash purchases of additional shares. The Company will use the net proceeds from such issuance of Common Stock for general corporate purposes.

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


   Cash Flows

         Operating Activities In the quarter ended May 31, 1996, the Company's operating activities used cash of approximately $133 million. This cash was provided primarily by short-term borrowings.

         Investing Activities The primary investing activity for which cash was used during the quarter ended May 31, 1996 was the long-term investment in servicing. Net cash used by investing activities increased to $276 million for the quarter ended May 31, 1996 from $213 million for the quarter ended May 31, 1995.

         Financing Activities Net cash provided by financing activities amounted to $401 million for the quarter ended May 31, 1996 and $947 million for the quarter ended May 31, 1995. The decrease in net cash provided was primarily the result of lower net short-term borrowings by the Company in the quarter ended May 31, 1996 than in the quarter ended May 31, 1995.

PROSPECTIVE TRENDS

   Applications and Pipeline of Loans in Process

         During the quarter ended May 31, 1996, the Company received new loan applications at an average daily rate of $231 million and at May 31, 1996, the Company's pipeline of loans in process was $5.2 billion. This compares to a daily application rate during the quarter ended May 31, 1995 of $160 million and a pipeline of loans in process at May 31, 1995 of $4.3 billion The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's Lock n' Shop(R) Pipeline at May 31, 1996 was $1.9 billion and at May 31, 1995 was $1.6 billion. For the month ended June 30, 1996, the average daily amount of applications received was $190 million, and at June 30, 1996, the pipeline of loans in process was $4.7 billion and the Lock n' Shop(R) pipeline was $1.9 billion. Interest rates generally continued to increase during June 1996. This resulted in a decline in the average level of applications received during June 1996 from the average rate of applications received during the quarter ended May 31, 1996, and a decline in the pipeline from May 31, 1996 to June 30, 1996. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the extent of price competition in the market, the direction of interest rates, seasonal factors and general economic conditions.


   Market Factors

         During the quarter ended May 31, 1996, interest rates generally increased. Loan production generally declines in periods of rising interest rates. However, loan production increased during the quarter ended May 31, 1996 from the prior quarter ended February 29, 1996. This is because of the lag between when a loan application is submitted and the mortgage loan is funded. The loans funded during the quarter generally represent applications that had been submitted in a lower interest rate environment, and in some cases, in anticipation of higher interest rates. Further, purchase loans comprised 58 percent of fundings for the quarter ended May 31, 1996 and, as discussed in "Seasonality," sales and resale of homes typically peak in the spring and summer months, which correspond to the Company's first and second fiscal quarters.

         The environment of rising interest rates that prevailed and accelerated during the quarter ended May 31, 1996 resulted in a decline in the prepayment rate in the servicing portfolio, a recovery of previously recorded impairment of the Servicing Assets and a Servicing Hedge expense.

         The Company's primary competitors are commercial banks, savings and loans and mortgage banking subsidiaries of diversified companies, as well as other mortgage bankers. Certain commercial banks have expanded their mortgage banking operations through acquisition of formerly independent mortgage banking companies, the integration of which has not been completed, or through internal growth. These transactions and activities have not had a material impact on the Company or on the degree of competitive pricing in the market.

         Some regions in which the Company operates, particularly some regions of California, have been experiencing slower economic growth, and real estate financing activity in these regions has been negatively impacted. As a result, home lending activity for single- (one-to-four) family residences in these regions may also have experienced slower growth. The Company's California mortgage loan production (measured by principal balance) constituted 27% of its total production during the quarter ended May 31, 1996, down slightly from 29% for the quarter ended May 31, 1995. The Company is continuing its efforts to expand its production capacity outside of California. Since California's mortgage loan production constituted a significant portion of the Company's production during the year, there can be no assurance that the Company's operations will not continue to be adversely affected to the extent California continues to experience slow or negative economic growth resulting in decreased residential real estate lending activity or market factors further impact the Company's competitive position in the state.

         The delinquency rate in the Company-owned servicing portfolio increased to 2.70% at May 31, 1996 from 2.38% at May 31, 1995. The Company believes that this increase was primarily the result of portfolio mix changes and aging. The proportion of government and high loan-to-value conventional loans, which tend to experience higher delinquency rates than low loan-to-value conventional loans, has increased from 41% of the portfolio at May 31, 1995 to 45% at May 31, 1996. In addition, the weighted average age of the portfolio is 26 months at May 31, 1996, up from 22 months at May 31, 1995. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. However, because the loans in the portfolio are generally serviced on a non-recourse basis, the Company's exposure to credit loss resulting from increased delinquency rates is substantially limited. Further, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

         The percentage of loans in the Company's owned servicing portfolio that are in foreclosure increased to 0.50% at May 31, 1996 from 0.29% at May 31, 1995. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. Accordingly, any increase in foreclosure activity should not result in significant foreclosure losses to the Company. However, the Company's expenses may be increased somewhat as a result of the additional staff efforts required to foreclose on a loan. Similarly, government loans serviced by the Company (25% of the Company's servicing portfolio at May 31, 1996) are insured or partially guaranteed against loss by the Federal Housing Administration or the Veterans Administration. In the Company's view, the limited unreimbursed costs that may be incurred by the Company on government foreclosed loans are not material to the Company's consolidated financial statements.

   Servicing Hedge

         As previously discussed, the Company's Servicing Hedge is designed to protect the value of its investment in servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. In periods of increasing interest rates, such as the quarter ended May 31, 1996, the value of the Servicing Hedge generally declines and the value of the servicing rights generally increases. There can be no assurance that, in periods of increasing interest rates, the increase in value of the Servicing Assets will offset the amount of Servicing Hedge expense; or in periods of declining interest rates, that the Company's Servicing Hedge will generate gains or if gains are generated, that they will fully offset impairment of the Servicing Assets.

   Implementation of New Accounting Standards

         In June 1996, the Financial Accounting Standard Board ("FASB") issued statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"). Among other provisions, this Statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers, addresses the accounting for servicing rights on financial assets in addition to mortgage loans and extends the disaggregated lower of cost or market approach for measuring servicing rights (including excess servicing) on all financial assets. The financial asset transfers provisions of SFAS No. 125 are not expected to have a material impact on the Company's financial position or results of operations. The impact of the new Statement's servicing rights provisions will not be known until the implementation date because such impact is dependent on the fair value of the Company's capitalized servicing fees receivable (excess servicing) on December 31, 1996.


                                    PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          \pnf4
     10.1 Revolving Credit Agreement dated as of May 20, 1996 by and among Countrywide Home Loans, Inc., Bankers Trust Company, The First National Bank of Chicago, The Bank of New York, Chase Securities, Inc., The Chase Manhattan Bank, N.A. and the Lenders Party Thereto.

     11.1 Statement Regarding Computation of Per Share Earnings.

     12.1 Computation of the Ratio of Earnings to Fixed Charges.

     27 Financial Data Schedules (included only with the electronic filing with the SEC).


(b)   Reports on Form 8-K.  None




                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                                      (Registrant)






          DATE:     July 15, 1996          /s/ Stanford L. Kurland
                                           -----------------------------
                                           Senior Managing Director and
                                           Chief Operating Officer




          DATE:     July 15, 1996          /s/ Carlos M. Garcia
                                           -----------------------------
                                           Managing Director; Chief Financial
                                           Officer and Chief Accounting Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)



                                  EXHIBIT INDEX




Exhibit Number                 Document Description

     10.1 Revolving Credit Agreement dated as of May 20, 1996 by and among Countrywide Home Loans, Inc., Bankers Trust Company, The First National Bank of Chicago, The Bank of New York, Chase Securities, Inc., The Chase Manhattan Bank, N.A. and the Lenders Party Thereto.

     11.1 Statement Regarding Computation of Per Share Earnings.

     12.1 Computation of the Ratio of Earnings to Fixed Charges.

     27 Financial Data Schedules (included only with the electronic filing with the SEC).