Form 10-Q
period 1996-08-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1996-10-15
CIK 25191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                                   (Mark One)

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended August 31, 1996

                                                              OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________  to  _______________________

Commission File Number:         1-8422



                       COUNTRYWIDE CREDIT INDUSTRIES, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            13-2641992
------------------------------------- -----------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                             Identification No.)

155 N. Lake Avenue, Pasadena, California                   91101
------------------------------------------- ---------------------------------
(Address of principal executive offices)                (Zip Code)

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
                                                  Yes       X      No
                                                         --------       --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Class                                   Outstanding at October 14, 1996
      -----                                   -------------------------------
 Common Stock $.05 par value                          103,008,927



                                     PART I
                              FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                              August 31,      February 29,
                                                                                 1996             1996
                                                                          ---------------- -----------------
                                                                  (Dollar amounts in thousands, except per share data)

ASSETS
Cash                                                                         $    9,490       $   16,444
Receivables for mortgage loans shipped                                        1,369,833        2,299,979
Mortgage loans held for sale                                                  2,280,778        2,440,108
Other receivables                                                             1,518,001          912,613
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                    150,606          140,963
Capitalized servicing fees receivable                                           750,014          631,784
Mortgage servicing rights                                                     2,044,448        1,691,881
Other assets                                                                    624,099          523,881
                                                                           ---------------- -----------------

       Total assets                                                          $8,747,269       $8,657,653
                                                                           ================ =================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                                $1,948,189       $2,548,549
                                                                           ================ =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                                                $5,454,539       $6,097,518
Drafts payable issued in connection with mortgage loan closings                 285,756          238,020
Accounts payable and accrued liabilities                                        996,744          505,148
Deferred income taxes                                                           575,929          497,212
                                                                           ---------------- -----------------
       Total liabilities                                                      7,312,968        7,337,898

Commitments and contingencies
                                                                                    -                -

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $.05 par value;
   issued and outstanding, none
                                                                                    -                -
Common stock -  authorized,  240,000,000  shares of $.05 par  value;  issued and outstanding, 102,699,926 shares at August 31, 1996
   and 102,242,329 shares at February 29, 1996                                    5,135            5,112
Additional paid-in capital                                                      827,969          820,183
Retained earnings                                                               601,197          494,460
                                                                           ---------------- -----------------
       Total shareholders' equity                                             1,434,301        1,319,755
                                                                           ---------------- -----------------

       Total liabilities and shareholders' equity                            $8,747,269       $8,657,653
                                                                           ================ =================


Borrower and investor custodial accounts                                     $1,948,189       $2,548,549
                                                                           ================ =================


The  accompanying  notes are an integral part of these statements.




                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                                              (UNAUDITED)


                                                             Three Months                     Six Months
                                                           Ended August 31,                Ended August 31,
                                                          1996         1995                1996         1995
                                                     ------------------------------   ------------------------------
                                                         (Dollar amounts in thousands, except per share data)
Revenues
   Loan origination fees                                 $ 45,597       $ 53,385         $ 101,546       $ 94,906
   Gain on sale of loans                                   58,411         19,283           105,491         32,014
                                                     ------------------------------   ------------------------------
     Loan production revenue                              104,008         72,668           207,037        126,920

    Interest earned                                        99,714         92,022           200,426        165,614
    Interest charges                                      (76,243)       (73,444)         (153,309)      (135,417)
                                                     ------------------------------   ------------------------------
      Net interest income                                  23,471         18,578            47,117         30,197

    Loan servicing income                                 175,464        139,131           342,874        268,513
    Add (less) amortization and impairment/
     recovery of servicing assets                         (34,623)       (53,678)           13,662       (199,421)
    Servicing hedge (expense) benefit                     (17,725)        18,105          (118,151)       135,080
                                                     ------------------------------   ------------------------------
      Net loan administration income                      123,116        103,558           238,385        204,172

    Commissions, fees and other income                     20,220         14,506            41,558         26,984
                                                     ------------------------------   ------------------------------

         Total revenues                                   270,815        209,310           534,097        388,273
                                                     ------------------------------   ------------------------------

Expenses
   Salaries and related expenses                           67,991         55,969           136,989        106,608
   Occupancy and other office expenses                     31,415         24,538            61,313         51,083
   Guarantee fees                                          39,363         28,259            76,864         54,281
   Marketing expenses                                       9,098          6,589            17,922         12,540
   Other operating expenses                                20,494         12,369            39,171         21,881
                                                     ------------------------------   ------------------------------

         Total expenses                                   168,361        127,724           332,259        246,393
                                                     ------------------------------   ------------------------------

Earnings before income taxes                              102,454         81,586           201,838        141,880
   Provision for income taxes                              39,957         32,634            78,717         56,752
                                                     ------------------------------   ------------------------------

   NET EARNINGS                                          $ 62,497       $ 48,952         $ 123,121       $ 85,128
                                                     ==============================   ==============================

Earnings per share
   Primary                                                $0.60          $0.49             $1.18          $0.88
   Fully diluted                                          $0.60          $0.49             $1.17          $0.88






The  accompanying  notes are an integral part of these statements.




                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                                                       Six Months
                                                                                    Ended August 31,
                                                                                   1996            1995
                                                                           ---------------- -----------------
                                                                             (Dollar amounts in thousands)
   Cash flows from operating activities:
   Net earnings                                                            $     123,121    $      85,128
   Adjustments to reconcile net earnings to net cash provided
       (used) by operating activities:
     Amortization and impairment/recovery of mortgage
       servicing rights                                                          (20,998)         162,821
     Amortization and impairment of capitalized servicing fees
       receivable                                                                  7,336           36,600
     Depreciation and other amortization                                          18,742           14,175
     Deferred income taxes                                                        78,717           56,752
     Servicing hedge unrealized expense (benefit)                                 88,300          (92,477)

     Origination and purchase of loans held for sale                         (20,172,169)     (15,634,664)
     Principal repayments and sale of loans                                   21,261,645       14,212,571
                                                                           ---------------- -----------------
       Decrease (increase) in mortgage loans shipped and held for sale         1,089,476       (1,422,093)

     Increase in other receivables and other assets                             (798,943)        (161,586)
     Increase in accounts payable and accrued liabilities                        491,596           92,346
                                                                           ---------------- -----------------
       Net cash provided (used) by operating activities                        1,077,347       (1,228,334)
                                                                           ---------------- -----------------

Cash flows from investing activities:
   Additions to mortgage servicing rights                                       (331,569)        (301,289)
   Additions to capitalized servicing fees receivable                           (125,566)        (127,927)
   Purchase of property, equipment and leasehold
     improvements - net                                                          (23,348)          (3,901)
                                                                           ---------------- -----------------
       Net cash used by investing activities                                    (480,483)        (433,117)
                                                                           ---------------- -----------------

Cash flows from financing activities:
   Net (decrease) increase in warehouse debt and other
     short-term borrowings                                                      (691,895)       1,414,229
   Issuance of long-term debt                                                    210,000          140,000
   Repayment of long-term debt                                                  (113,348)         (96,081)
   Issuance of common stock                                                        7,809          205,780
   Cash dividends paid                                                           (16,384)         (14,646)
                                                                           ---------------- -----------------
       Net cash (used) provided by financing activities                         (603,818)       1,649,282
                                                                           ---------------- -----------------

Net decrease in cash                                                              (6,954)         (12,169)
Cash at beginning of period                                                       16,444           17,624
                                                                           ================ =================
Cash at end of period                                                        $     9,490      $     5,455
                                                                           ================ =================

Supplemental cash flow information:
   Cash used to pay interest                                                 $   152,983       $  169,642
   Cash used to pay income taxes                                             $        10              -



The  accompanying  notes are an integral part of these statements.


NOTE A - BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 29, 1996 of Countrywide Credit Industries, Inc. (the "Company").

Certain amounts reflected in the consolidated financial statements for the six-month period ended August 31, 1995 have been reclassified to conform to the presentation for the six-month period ended August 31, 1996.

NOTE B - NOTES PAYABLE

    Notes payable consisted of the following.

   ------------------------------------------------------------------ ---- --------------- --- -------------- --
       (Dollar amounts in thousands)                                          August 31,        February 29,
                                                                                 1996               1996
   ------------------------------------------------------------------ ---- --------------- --- -------------- --

       Commercial paper                                                      $3,050,501           $2,847,442
       Medium-term notes                                                      1,921,800            1,824,800
       Repurchase agreements                                                    281,918              808,353
       Subordinated notes                                                       200,000              200,000
       Unsecured notes payable                                                    -                  235,000
       Pre-sale funding facilities                                                -                  181,255
       Note payable                                                                 320                  668
                                                                           ===============     ==============
                                                                             $5,454,539           $6,097,518
                                                                           ===============     ==============

   ------------------------------------------------------------------ ---- --------------- --- -------------- --


Revolving Credit Facility and Commercial Paper

    As of August 31, 1996, Countrywide Home Loans, Inc. ("CHL"), the Company's mortgage banking subsidiary, had an unsecured credit agreement (revolving credit facility) with fifty commercial banks permitting CHL to borrow an aggregate maximum amount of $3.5 billion, less commercial paper backed by the agreement. The amount available under the facility is subject to a borrowing base, which consists of mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL. The interest rate on direct borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. This interest rate varies, depending on CHL's credit ratings. No amount was outstanding on the revolving credit facility at August 31, 1996. The weighted average borrowing rate on commercial paper borrowings for the six months ended August 31, 1996 was 5.38%. The weighted average borrowing rate on commercial paper outstanding as of August 31, 1996 was 5.38%. Under certain circumstances, including the failure to maintain specified minimum credit ratings, borrowings under the revolving credit facility and commercial paper may become secured by mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The facility expires on May 14, 2000.



Medium-Term Notes

    As of August 31, 1996, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission were as follows.


-----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                            Outstanding Balance                  Interest Rate            Maturity Date
                ------------------------------------------- ----------- ----------  -------------  -------------
                Floating-Rate   Fixed-Rate       Total         From        To           From            To
                ------------------------------------------- ----------- ----------  -------------  -------------

      Series A      $    -       $  304,800    $  304,800      6.10%       8.79%      Mar 1997       Mar 2002

      Series B        11,000        396,000       407,000      5.83%       6.98%      Aug 1997       Aug 2005

      Series C       303,000        197,000       500,000      5.88%       8.43%      Dec 1997       Mar 2004

      Series D       115,000        385,000       500,000      5.68%       6.88%      Aug 1998       Sep 2005

      Series E       210,000              -       210,000      5.72%       5.72%      Aug 2000       Aug 2000
                ===========================================
       Total        $639,000     $1,282,800    $1,921,800
                ===========================================

  ---------------------------------------------------------------------------------------------------------------

    As of August 31, 1996, all of the outstanding fixed-rate notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the six months ended August 31, 1996, including the effect of the interest rate swap agreements, was 6.12%. As of August 31, 1996, $790 million was available for future issuances under the Series E shelf registration.

Repurchase Agreements

    As of August 31, 1996, the Company had entered into short-term financing arrangements to sell mortgage-backed securities ("MBS") under agreements to repurchase. The weighted average borrowing rate for the six months ended August 31, 1996 was 5.39%. The weighted average borrowing rate on repurchase agreements outstanding as of August 31, 1996 was 5.42%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical MBS.

Subordinated Notes

    The 8.25%  subordinated  notes are due July 15,  2002.  Interest  is payable semi-annually  on each  January 15 and July 15. The  subordinated  notes are not
redeemable   prior  to  maturity  and  are  not  subject  to  any  sinking  fund requirements.

Pre-Sale Funding Facilities

    As of August 31, 1996, CHL had uncommitted revolving credit facilities with two government-sponsored entities and an affiliate of an investment banking firm. The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. Interest rates are based on LIBOR, federal funds and/or the prevailing rates for MBS repurchase agreements. The weighted average borrowing rate for all three facilities for the six months ended August 31, 1996 was 5.58%. As of August 31, 1996, the Company had no outstanding borrowings under any of these facilities.



NOTE C - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

    The  following   tables  present   summarized   financial   information  for
Countrywide Home Loans, Inc.

   -- ----------------------------------------- ---- --------------------------------------------------- -------
      (Dollar amounts in thousands)                            August 31,                February 29,
                                                                   1996                      1996
   -- ---------------------------------------------- -------- -------------- ---------- -------------- ---------
      Balance Sheets:

        Mortgage loans shipped and held for sale                $3,650,611                $4,740,087
        Other assets                                             4,113,094                 3,441,678
                                                              ==============            ==============
           Total assets                                         $7,763,705                $8,181,765
                                                              ==============            ==============

        Short- and long-term debt                               $5,740,295                $6,335,538
        Other liabilities                                          657,404                   588,446
        Equity                                                   1,366,006                 1,257,781
                                                              ==============            ==============
          Total liabilities and equity                          $7,763,705                $8,181,765
                                                              ==============            ==============


   -- ---------------------------------------------- -------- -------------- ---------- -------------- ---------



   --- ----------------------------------------- --- -------------------------------------------------- --------
       (Dollar amounts in thousands)                                Six Months Ended August 31,
                                                             --------------- ---------- ---------------
                                                                  1996                       1995
   --- --------------------------------------------- ------- --------------- ---------- --------------- --------
       Statements of Earnings:

         Revenues                                               $485,763                  $ 363,793
         Expenses                                                308,346                    229,667
         Provision for income taxes                               69,193                     53,650
                                                             ===============            ===============
           Net earnings                                         $108,224                  $  80,476
                                                             ===============            ===============

   --- --------------------------------------------- ------- --------------- ---------- --------------- --------


NOTE D - SERVICING HEDGE

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
                                 Rate Floors   Options       Futures        Swap       - Only      Rate
                                               on MBS                       Caps        Swaps       Cap      Swaptions
-------------------------------- ----------- ------------ --------------- --------- ------------ ---------- ------------

Balance, February 29, 1996         $15,750      $ 1,500      $ 3,550       $1,000       $268         $ -        $   -
    Additions                        7,000        -            4,910            -          -         500        1,500
    Dispositions/Expirations             -      (1,500)       (4,350)           -          -           -            -
                                 =========== ============ =============== ========= ============ ========== ------------
Balance, August 31, 1996           $22,750      $  -         $ 4,110       $1,000       $268        $500       $1,500
                                 =========== ============ =============== ========= ============ ========== ------------

-------------------------------- ----------- ------------ --------------- --------- ------------ ---------- ------------

    During the six months ended August 31, 1996, the Company entered into an interest rate cap agreement ("Cap") and purchased options on interest rate swaps ("Swaptions") as additional components of its Servicing Hedge. The Cap entitles the Company to receive payments if the selected market interest rate exceeds the stated rate. The Cap outstanding will expire on April 26, 2001. Under the terms of the Swaptions, the Company has the option to enter into a receive-fixed, pay-floating interest rate swap at a future date or to settle the transaction for cash. The Swaptions outstanding expire from March 11, 1999 to April 15, 2007.

NOTE E - VALUATION ALLOWANCE FOR CAPITALIZED MORTGAGE SERVICING RIGHTS

    The following summarizes the aggregate activity in the valuation allowances for capitalized mortgage servicing rights.

-------------------------------------------------------- ----------------------
(Dollar amounts in thousands)                               Aggregate Balances
                                                         ----------------------

Balances, February 29, 1996                                       ($61,634)
          Recovery                                                  40,526
                                                         ----------------------
Balances, August 31, 1996                                         ($21,108)
                                                         ----------------------

-------------------------------------------------------- ----------------------


NOTE F - LEGAL PROCEEDINGS

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

NOTE G - SUBSEQUENT EVENTS

     On September 13, 1996, the Company declared a cash dividend of $0.08 per common share payable October 31, 1996 to shareholders of record on October 15, 1996.

    On September 5, 1996, the Company purchased a new corporate headquarters facility from Lockheed Martin Corporation for $33 million. The headquarters facility consists of approximately 225,000 square feet and is located on 20 acres in Calabasas, California.

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


RESULTS OF OPERATIONS

Quarter Ended August 31, 1996 Compared to Quarter Ended August 31, 1995

         Revenues for the quarter ended August 31, 1996 increased 29% to $270.8 million from $209.3 million for the quarter ended August 31, 1995. Net earnings increased 28% to $62.5 million for the quarter ended August 31, 1996 from $49.0 million for the quarter ended August 31, 1995. The increase in revenues and net earnings for the quarter ended August 31, 1996 compared to the quarter ended August 31, 1995 was attributable to a larger gain on sale of loans resulting from additional types of loans being sold in the quarter ended August 31, 1996, improved pricing margins on prime credit quality first mortgages, an increase in the size of the Company's servicing portfolio and higher loan production volume. These positive factors during the quarter ended August 31, 1996 were partially offset by increased expenses in the quarter ended August 31, 1996 over the quarter ended August 31, 1995.

         The total volume of loans produced increased 3% to $9.2 billion for the quarter ended August 31, 1996 from $8.9 billion for the quarter ended August 31, 1995. Refinancings totaled $2.1 billion, or 22% of total fundings, for the quarter ended August 31, 1996, as compared to $2.6 billion, or 28% of total fundings, for the quarter ended August 31, 1995. Fixed-rate loan production totaled $6.4 billion, or 70% of total fundings, for the quarter ended August 31, 1996, as compared to $6.7 billion, or 75% of total fundings, for the quarter ended August 31, 1995. Production in the Company's Consumer Markets Division decreased to $1.9 billion for the quarter ended August 31, 1996 from $2.0 for the quarter ended August 31, 1995. Production in the Company's Wholesale Division decreased to $1.8 billion for the quarter ended August 31, 1996 from $2.1 billion for the quarter ended August 31, 1995. The Company's Correspondent Division purchased $5.5 billion in mortgage loans for the quarter ended August 31, 1996 compared to $4.8 billion for the quarter ended August 31, 1995. The factors which affect the relative volume of production among the Company's three divisions include the competitiveness of each Division's product offerings, the level of mortgage lending activity in each Division's markets, and the success of each Division's sales and marketing efforts.

         Included in the Company's total volume of loans produced are $127 million of home equity loans funded in the quarter ended August 31, 1996 and $58 million funded in the quarter ended August 31, 1995. Sub-prime credit quality ("B&C") loan activity, which is also included in the Company's total production volume, was $191 million for the quarter ended August 31, 1996 and $1 million for the quarter ended August 31, 1995.



         At August 31, 1996 and 1995, the Company's pipeline of loans in process was $4.3 billion and $5.2 billion, respectively. In addition, at August 31, 1996, the Company had committed to make loans in the amount of $1.7 billion, subject to property identification and borrower qualification ("LOCK 'N SHOP(R) Pipeline"). At August 31, 1995, the LOCK 'N SHOP (R) Pipeline was $1.2 billion. Historically, approximately 43% to 77% of the pipeline of loans in process has funded. For the quarters ended August 31, 1996 and 1995, the Company received 116,101 and 115,782 new loan applications, respectively, at an average daily rate of $185 million and $196 million, respectively. The following actions were taken during the quarter ended August 31, 1996 on the total applications received during that quarter: 63,166 loans (54% of total applications received) were funded and 17,610 applications (15% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during the quarter ended August 31, 1995 on the total
applications   received  during  that  quarter:   59,502  loans  (51%  of  total
applications received) were funded and 15,764 applications (14% of total applications received) were either rejected by the Company or withdrawn by the applicant. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.

         Loan origination fees decreased during the quarter ended August 31, 1996 as compared to the quarter ended August 31, 1995 due primarily to higher loan production in the Company's Correspondent Division which, due to its lower cost structure, charges lower origination fees per dollar loaned. Gain on sale of loans improved during the quarter ended August 31, 1996 as compared to the quarter ended August 31, 1995 primarily due to the sale during the quarter ended August 31, 1996 of higher margin B&C loans and improved pricing margins on prime credit quality first mortgages. There were no B&C loan sales in the quarter ended August 31, 1995. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including loan pricing decisions, interest rate volatility, the general direction of interest rates and the volume and mix of loans produced and sold.

         Net interest income (interest earned net of interest charges) increased to $23.5 million for the quarter ended August 31, 1996 from $18.6 million for the quarter ended August 31, 1995. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($15.6 million and $9.4 million for the quarters ended August 31, 1996 and 1995, respectively); (ii) interest expense related to the Company's investment in servicing rights ($19.9 million and $15.5 million for the quarters ended August 31, 1996 and 1995, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($27.8 million and $24.7 million for the quarters ended August 31, 1996 and 1995, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was attributable to an increase in the average mortgage loan warehouse due to increased production and a longer warehousing period and a higher net earnings rate. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio, partially offset by a decrease in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances (caused by growth of the servicing portfolio and partially offset by a decrease in prepayments), offset somewhat by a decrease in the earnings rate, from the quarter ended August 31, 1995 to the quarter ended August 31, 1996.

         During the quarter ended August 31, 1996, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At August 31, 1996, the Company serviced $148.6 billion of loans (including $2.5 billion of loans subserviced for others) compared to $126.4 billion (including $1.7 billion of loans subserviced for others) at August 31, 1995, an 18% increase. The growth in the Company's servicing portfolio during the quarter ended August 31, 1996 was the result of loan production, partially offset by prepayments, partial prepayments, and scheduled amortization of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at both August 31, 1996 and 1995 was 7.8%. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is countercyclical to loan production income.

         During the quarter ended August 31, 1996, the prepayment rate of the Company's servicing portfolio was 9%, as compared to 13% for the quarter ended August 31, 1995. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market. The decrease in the prepayment rate from the quarter ended August 31, 1995 to the quarter ended August 31, 1996 was primarily attributable to decreased refinance activity caused by higher interest rates during the quarter ended August 31, 1996 than during the quarter ended August 31, 1995.

    The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. In addition, to mitigate the effect on earnings of higher amortization and impairment (which are deducted from loan servicing income) that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in value when interest rates decline (the "Servicing Hedge"). These financial instruments include call options on interest rate futures and MBS, interest rate floors, interest rate swaps (with the Company's maximum payment capped) ("Swap Caps"), principal-only ("P/O") swaps, options on interest rate swaps ("Swaptions") and certain tranches of collateralized mortgage obligations ("CMOs").

         With the Swap Caps, the Company receives and pays interest on a specified notional amount. The rate received is fixed; the rate paid is adjustable, is indexed to the London Interbank Offered Rates for U.S. dollar deposits ("LIBOR") and has a specified maximum or "cap."

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

         With the Swaptions, the Company has the option to enter into a receive-fixed, pay-floating interest rate swap at a future date or to settle the transaction for cash.

         The CMOs, which consist primarily of P/O securities, have been purchased at deep discounts to their par values. As interest rates decrease, prepayments on the collateral underlying the CMOs should increase. This should result in a decline in the average lives of the P/O securities and a corresponding increase in the present values of their cash flows. Conversely, as interest rates increase, prepayments on the collateral underlying the CMOs should decrease. These changes should result in an increase in the average lives of the P/O securities and a decrease in the present values of their cash flows.

    The  Servicing  Hedge  instruments  utilized by the Company are  designed to protect the value of the investment in servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the servicing rights increases while the value of the hedge instruments declines. With respect to the options, cap, swaptions, floors and CMOs, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. With respect to the Swap Caps contracts entered into by the Company as of August 31, 1996, the Company estimates that its maximum exposure to loss over the contractual term is $28 million. The Company's exposure to loss in the P/O swaps is related to changes in the market value of the referenced P/O security over the life of the contract. In the quarter ended August 31, 1996, the Company recognized a net loss of $17.7 million from its Servicing Hedge. The net loss included unrealized losses of $0.8 million and realized losses of $16.9 million from the amortization and sale of various financial instruments that comprise the Servicing Hedge. In the quarter ended August 31, 1995, the Company recognized a net gain of $18.1 million from its Servicing Hedge. The net gain included unrealized gains of $2.4 million and net realized gains of $15.7 million from the amortization and sale of various financial instruments that comprise the Servicing Hedge.

         The Company recorded amortization and a net recovery of its Servicing Assets in the quarter ended August 31, 1996 totaling $34.6 million (consisting of normal amortization amounting to $51.3 million and a net recovery of $16.7 million), compared to $53.7 million of amortization and impairment of its Servicing Assets in the quarter ended August 31, 1995 (consisting of normal amortization amounting to $41.2 million and impairment of $12.5 million). The factors affecting the amount of amortization and impairment or recovery of the Servicing Assets recorded in an accounting period include the level of prepayments during the period, the change in estimated future prepayments and the amount of Servicing Hedge gains or losses.

         During the quarter ended August 31, 1996, the Company acquired bulk servicing rights for loans with principal balances aggregating $44.9 million at a price of 0.87% of the aggregate outstanding principal balance of the servicing portfolios acquired. During the quarter ended August 31, 1995, the Company acquired bulk servicing rights for loans with principal balances aggregating $0.5 billion at a price of 1.10% of the aggregate outstanding principal balance of the servicing portfolios acquired.

         Salaries and related expenses are summarized below for the quarters ended August 31, 1996 and 1995.

   -- --------------------------- -- -- --------- ------------------------------------------------- -- --- --- -----
      (Dollar     amounts     in                       Quarter Ended August 31, 1996
      thousands)
   -- --------------------------- -- -- --------- ------------------------------------------------- -- --- --- -----
                                     Production           Loan        Corporate          Other
                                     Activities      Administration  Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

      Base Salaries                    $22,319         $10,269        $13,315             $3,117          $49,020

      Incentive Bonus                    6,306             191          3,852              1,599           11,948

      Payroll Taxes and Benefits         3,337           1,752          1,574                360            7,023
                                     ------------    -------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                    $31,962         $12,212        $18,741             $5,076          $67,991
                                     ============    =============   =============    =============    -------------

      Average      Number     of         2,246           1,519           1,090               240            5,095
      Employees

   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------



   -- --------------------------- -- --- -------- ------------------------------------------------- ---- --- -- ----
      (Dollar     amounts     in                       Quarter Ended August 31, 1995
      thousands)
   -- --------------------------- -- --- -------- ------------------------------------------------- ---- --- -- ----
                                     Production          Loan          Corporate         Other
                                     Activities     Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ - -------------- - ------------- -- ------------- -- -------------

      Base Salaries                    $16,506          $7,337        $11,387             $2,389          $37,619

      Incentive Bonus                    9,355             114          2,356                813           12,638

      Payroll Taxes and Benefits         2,680           1,171          1,586                275            5,712
                                     ------------   --------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                    $28,541          $8,622        $15,329             $3,477          $55,969
                                     ============   ==============   =============    =============    -------------

      Average      Number     of         1,652           1,036             857               189            3,734
      Employees

   -- --------------------------- -- ------------ - -------------- - ------------- -- ------------- -- -------------

         The amount of salaries increased during the quarter ended August 31, 1996 from the quarter ended August 31, 1995 primarily due to an increased number of employees resulting from higher loan production and new loan products, a larger servicing portfolio and growth in the Company's non-mortgage banking activities. Incentive bonuses decreased during the quarter ended August 31, 1996 despite increased production primarily due to revised bonus payment plans for loan production personnel.

    Occupancy and other office expenses for the quarter ended August 31, 1996 increased to $31.4 million from $24.5 million for the quarter ended August 31, 1995, reflecting the Company's goal of expanding its retail branch network. In addition, higher loan production, a larger servicing portfolio and growth in the Company's non-mortgage banking activities also contributed to the increase.

    Guarantee fees represent fees paid to guarantee timely and full payment of principal and interest on MBS and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio. For the quarter ended August 31, 1996, guarantee fees increased 39% to $39.4 million from $28.3 million for the quarter ended August 31, 1995. The factors which affect the amount of guarantee fees in a period include the size of the servicing portfolio, the mix of permanent investors and the terms negotiated at the time of loan sales.

    Marketing expenses for the quarter ended August 31, 1996 increased 38% to $9.1 million from $6.6 million for the quarter ended August 31, 1995, reflecting the Company's continued implementation of a marketing plan to increase brand awareness of the Company in the residential mortgage market.

         Other operating expenses for the quarter ended August 31, 1996 increased from the quarter ended August 31, 1995 by $8.1 million, or 66%. This increase was due primarily to higher loan production, a larger servicing portfolio, increased reserves for bad debts and increased systems development and operation costs in the quarter ended August 31, 1996 over the quarter ended August 31, 1995.

   Profitability of Loan Production and Servicing Activities

         In the quarter ended August 31, 1996, the Company's pre-tax income from its loan production activities (which include loan origination and purchases, warehousing and sales) was $33.8 million. In the quarter ended August 31, 1995, the Company's comparable pre-tax income was $17.9 million. The increase of $15.9 million was primarily attributable to a larger gain on sale of loans resulting from the sale of higher margin B&C loans and improved pricing margins on prime credit quality first mortgages. There were no B&C loan sales in the quarter ended August 31, 1995. These positive results were partially offset by higher production costs and a change in the internal method of allocating overhead between the Company's production and servicing activities. In the quarter ended August 31, 1996, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent and marketing foreclosed properties) was $63.7 million as compared to $60.9 million in the quarter ended August 31, 1995. The increase of $2.8 million was principally due to an increase in the size of the servicing portfolio and the change in the internal method of allocating overhead, partially offset by an increase in other servicing expenses. Additionally, in the quarter ended August 31, 1996, the total of Servicing Hedge expense and amortization and impairment of Servicing Assets exceeded the comparable total expense for the quarter ended August 31, 1995 by $16.8 million.

   Profitability of Other Activities

         In addition to loan production and loan servicing, the Company offers ancillary products and services related to the mortgage banking business. These include title insurance and escrow services, home appraisals, credit cards, management of a publicly traded real estate investment trust ("REIT"), securities brokerage, servicing rights brokerage and reinsurance. For the quarter ended August 31, 1996, these activities contributed $4.9 million to the Company's pre-tax income compared to $2.7 million for the quarter ended August 31, 1995. This increase to pre-tax income primarily results from improved performance of the title insurance and escrow services and reinsurance.


RESULTS OF OPERATIONS

Six Months Ended August 31, 1996 Compared to Six Months Ended August 31, 1995

         Revenues for the six months ended August 31, 1996 increased 38% to $534.1 million from $388.3 million for the six months ended August 31, 1995. Net earnings increased 45% to $123.1 million for the six months ended August 31, 1996 from $85.1 million for the six months ended August 31, 1995. The increase in revenues and net earnings for the six months ended August 31, 1996 compared to the six months ended August 31, 1995 was attributable to a larger gain on sale of loans resulting from the sale of higher margin B&C loans in the six months ended August 31, 1996, improved pricing margins on prime credit quality first mortgages, an increase in the size of the Company's servicing portfolio and higher loan production volume. These positive factors were partially offset by increased expenses in the six months ended August 31, 1996, from the six months ended August 31, 1995.

         The total volume of loans produced increased 29% to $20.2 billion for the six months ended August 31, 1996 from $15.6 billion for the six months ended August 31, 1995. Refinancings totaled $6.7 billion, or 33% of total fundings, for the six months ended August 31, 1996, as compared to $3.6 billion, or 23% of total fundings, for the six months ended August 31, 1995. Fixed-rate loan production totaled $15.5 billion, or 77% of total fundings, for the six months ended August 31, 1996, as compared to $11.2 billion, or 72% of total fundings, for the six months ended August 31, 1995. Production in the Company's Consumer Markets Division increased to $4.3 billion for the six months ended August 31, 1996 compared to production of $3.3 billion for the six months ended August 31, 1995. Production in the Company's Wholesale Division totaled $3.9 billion for the six months ended both August 31, 1996 and 1995. The Company's Correspondent Division purchased $12.0 billion in mortgage loans in the six months ended August 31, 1996 compared to $8.4 billion in the six months ended August 31, 1995.

                                             Included  in  the  Company's  total
volume of loans produced are $233 million of home equity loans funded in the six months ended August
31, 1996 and $105 million funded in the six months ended August 31, 1995. Sub-prime credit quality loan activity, which is also included in the Company's total production volume, was $379 million for the six months ended August 31, 1996 and $1 million during the six months ended August 31, 1995.

    For the six months ended August 31, 1996 and 1995, the Company received 259,563 and 216,987 new loan applications, respectively, at an average daily rate of $208 million and $178 million, respectively. The following actions were taken during the six months ended August 31, 1996 on the total applications received during that six months: 167,042 loans (64% of total applications received) were funded and 53,560 applications (21% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during the six months ended August 31, 1995 on the total applications received during that six months: 131,694 loans (61% of total applications received) were funded and 40,674 applications (19% of total applications received) were either rejected by the Company or withdrawn by the applicant.

         Loan origination fees increased during the six months ended August 31, 1996 as compared to the six months ended August 31, 1995 due to higher loan production that resulted from a decrease in the level of mortgage interest rates. The percentage increase in loan origination fees was less than the percentage increase in total production. This was primarily because production by the Correspondent Division comprised a greater percentage of total production in the six months ended August 31, 1996 than in the six months ended August 31, 1995. Gain on sale of loans improved during the six months ended August 31, 1996 as compared to the six months ended August 31, 1995 primarily due to the sale during the six months ended August 31, 1996 of higher margin B&C loans and improved pricing margins on prime credit quality first mortgages.

    Net interest income (interest earned net of interest charges) increased to $47.1 million for the six months ended August 31, 1996 from $30.2 million for the six months ended August 31, 1995. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($31.6 million and $11.6 million for the six months ended August 31, 1996 and 1995, respectively); (ii) interest expense related to the Company's investment in servicing rights ($43.8 million and $24.2 million for the six months ended August 31, 1996 and 1995, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($59.3 million and $42.8 million for the six months ended August 31, 1996 and 1995, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was attributable to an increase in the average amount of the mortgage loan warehouse due to increased production, offset somewhat by a lower net earnings rate. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in Interest Costs Incurred on Payoffs. The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances (caused by growth of the servicing portfolio and an increase in prepayments), offset somewhat by a decrease in the earnings rate, from the six months ended August 31, 1995 to the six months ended August 31, 1996.

         During the six months ended August 31, 1996, loan administration income was positively affected by the continued growth of the loan servicing portfolio. The growth in the Company's servicing portfolio during the six months ended August 31, 1996 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments, and scheduled amortization of mortgage loans.

         During the six months ended August 31, 1996, the prepayment rate of the Company's servicing portfolio was 12%, as compared to 9% for the six months ended August 31, 1995. The increase in the prepayment rate was due to increased refinance activity caused by lower interest rates during the six months ended August 31, 1996 than during the six months ended August 31, 1995.

         During the six months ended August 31, 1996, the Company recognized a net loss of $118.2 million from its Servicing Hedge. The net loss included unrealized losses of $88.3 million and realized losses of $29.9 million from the amortization and sale of various financial instruments that comprise the Servicing Hedge. During the six months ended August 31, 1995, the Company recognized a net gain of $135.1 million from its Servicing Hedge. The net gain included unrealized gains of $92.5 million and net realized gains of $42.6 million from the amortization and sale of various financial instruments that comprise the Servicing Hedge.

         The Company recorded amortization and net recovery of its Servicing Assets in the six months ended August 31, 1996 totaling $13.7 million (consisting of normal amortization amounting to $103.8 million and net recovery of $117.5 million), compared to $199.4 million of amortization and impairment (consisting of normal amortization amounting to $70.3 million and impairment of $129.1 million) in the six months ended August 31, 1995.

         During the six months ended August 31, 1996, the Company acquired bulk servicing rights for loans with principal balances aggregating $1.1 billion at a price of approximately 1.76% of the aggregate outstanding principal balance of the servicing portfolios acquired. During the six months ended August 31, 1995, the Company acquired bulk servicing rights for loans with principal balances aggregating $3.5 billion at a price of approximately $44.3 million or 1.28% of the aggregate outstanding principal balance of the servicing portfolios acquired.

Salaries  and related  expenses  are  summarized  below for the six months ended
August 31, 1996 and 1995.


   -- --------------------------- -- -- --------- ------------------------------------------------- -- --- --- -----
      (Dollar     amounts     in                     Six Months Ended August 31, 1996
      thousands)
   -- --------------------------- -- -- --------- ------------------------------------------------- -- --- --- -----
                                     Production           Loan        Corporate          Other
                                     Activities      Administration  Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

      Base Salaries                    $43,151         $19,902        $25,442             $6,156         $ 94,651

      Incentive Bonus                   17,015             343          7,260              2,788           27,406

      Payroll Taxes and Benefits         7,216           3,621          3,300                795           14,932
                                     ------------    -------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                    $67,382         $23,866        $36,002             $9,739         $136,989
                                     ============    =============   =============    =============    -------------

      Average      Number     of         2,175           1,490           1,047               246            4,958
      Employees

   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------



   -- --------------------------- -- --- -------- ------------------------------------------------- ---- --- -- ----
      (Dollar     amounts     in                     Six Months Ended August 31, 1995
      thousands)
   -- --------------------------- -- --- -------- ------------------------------------------------- ---- --- -- ----
                                     Production          Loan          Corporate         Other
                                     Activities     Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ - -------------- - ------------- -- ------------- -- -------------

      Base Salaries                    $31,815         $13,990        $21,613             $4,453         $ 71,871

      Incentive Bonus                   14,925             249          4,786              2,567           22,527

      Payroll Taxes and Benefits         5,247           2,373          4,017                573           12,210
                                     ------------   --------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                    $51,987         $16,612        $30,416             $7,593         $106,608
                                     ============   ==============   =============    =============    -------------

      Average      Number     of         1,603             998             835               167            3,603
      Employees

   -- --------------------------- -- ------------ - -------------- - ------------- -- ------------- -- -------------

         The amount of salaries increased during the six months ended August 31, 1996 from the six months ended August 31, 1995 primarily due to an increased number of employees resulting from higher loan production, a larger servicing portfolio and growth in the Company's non-mortgage banking activities.

         Occupancy and other office expenses for the six months ended August 31, 1996 increased to $61.3 million from $51.1 million for the six months ended August 31, 1995, reflecting the Company's goal of expanding its retail branch network. In addition, higher loan production, a larger servicing portfolio and growth in the Company's non-mortgage banking activities also contributed to the increase.

         Guarantee fees for the six months ended August 31, 1996 increased 42% to $76.9 million from $54.3 million for the six months ended August 31, 1995. This increase resulted from an increase in the servicing portfolio, changes in the mix of permanent investors and terms negotiated at the time of loan sales.

         Marketing expenses for the six months ended August 31, 1996 increased 43% to $17.9 million from $12.5 million for the six months ended August 31, 1995, reflecting the Company's continued implementation of a marketing plan to increase brand awareness of the Company in the residential mortgage market.

         Other operating expenses for the six months ended August 31, 1996 increased from the six months ended August 31, 1995 by $17.3 million, or 79%. This increase was due primarily to higher loan production, a larger servicing portfolio, increased reserves for bad debts and increased systems development and operation costs in the six months ended August 31, 1996 than in the six months ended August 31, 1995.


Profitability of Loan Production and Servicing Activities

         In the six months ended August 31, 1996, the Company's pre-tax income from its loan production activities (which include loan origination and purchases, warehousing and sales) was $64.7 million. In the six months ended August 31, 1995, the Company's comparable pre-tax earnings were $16.5 million. The increase of $48.2 million was primarily attributable to a larger gain on sale of loans resulting from the sale of higher margin B&C loans and improved pricing margins on prime credit quality first mortgages. There were no B&C loan sales in the six months ended August 31, 1995. These positive results were partially offset by higher production costs and a change in the internal method of allocating overhead between the Company's production and servicing activities. In the six months ended August 31, 1996, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent and marketing foreclosed properties) was $126.4 million as compared to $120.9 million in the six months ended August 31, 1995. The increase of $5.5 million was principally due to an increase in the size of the servicing portfolio and in the rate of servicing and miscellaneous fees earned. This was partially offset by the total of Servicing Hedge expense and amortization and impairment of Servicing Assets in the six months ended August 31, 1996 exceeding the comparable total expense for the six months ended August 31, 1995 by $40.1 million.


Profitability of Other Activities

         Other ancillary products and services contributed $10.7 million to the Company's pre-tax income in the six months ended August 31, 1996, compared to $4.5 million during the six months ended August 31, 1995. This increase to pre-tax income primarily results from improved performance of the title insurance, escrow and REIT management services.


INFLATION

         Inflation affects the Company in the areas of loan production and servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates increase, loan production, particularly from loan refinancings, decreases, although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by an improving economy or the anticipation of increasing real estate values. In such periods of reduced loan production, production margins may decline due to increased competition resulting from overcapacity in the market. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down thereby extending the average life of the Company's servicing portfolio and reducing both amortization and impairment of the Servicing Assets and Interest Costs Incurred on Payoffs, and because the rate of interest earned from the custodial balances tends to increase. Conversely, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings primarily due to increased amortization and impairment of the Servicing Assets, a decreased rate of interest earned from the custodial balances and increased Interest Costs Incurred on Payoffs. The impacts of changing interest rates on servicing-related earnings are reduced by performance of the Servicing Hedge, which is designed to mitigate the impact on earnings of higher amortization and impairment that may result from declining interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently utilizes commercial paper supported by CHL's revolving credit facility, medium-term notes, MBS repurchase agreements, subordinated notes, and cash flow from operations. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, direct borrowings from CHL's revolving credit facility, privately-placed financings, unsecured notes, pre-sale funding facilities and public offerings of preferred stock.

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

   Cash Flows

         Operating Activities In the six months ended August 31, 1996, the Company's operating activities provided cash of approximately $1.1 billion on a short-term basis primarily from the decrease in its warehouse of mortgage loans. Mortgage loans shipped and held for sale are generally financed with short-term borrowings; therefore, the operating cash so provided was used to repay short-term debt as discussed under "Financing Activities."

         Investing Activities The primary investing activity for which cash was used during the six months ended August 31, 1996 was the investment in servicing. Net cash used by investing activities increased to $0.5 billion for the six months ended August 31, 1996 from $0.4 billion for the six months ended August 31, 1995.

         Financing Activities Net cash used by financing activities amounted to $0.6 billion for the six months ended August 31, 1996. Net cash provided by financing activities amounted to $1.6 billion for the six months ended August 31, 1995. The decrease in cash provided by financing activities was primarily the result of net short-term debt repayments by the Company in the six months ended August 31, 1996 and net short-term borrowings during the six months ended August 31, 1995.

PROSPECTIVE TRENDS

   Applications and Pipeline of Loans in Process

         During the six months ended August 31, 1996, the Company received new loan applications at an average daily rate of $208 million and at August 31, 1996, the Company's pipeline of loans in process was $4.3 billion. This compares to a daily application rate during the six months ended August 31, 1995 of $178 million and a pipeline of loans in process at August 31, 1995 of $5.2 billion. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK 'N SHOP (R) Pipeline at August 31, 1996 was $1.7 billion and at August 31, 1995 was $1.2 billion. For the month ended September 30, 1996, the average daily amount of applications received was $195 million, and at September 30, 1996, the pipeline of loans in process was $4.2 billion and the LOCK 'N SHOP (R) pipeline was $1.8 billion. Interest rates declined slightly during September 1996. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the extent of price competition in the market, the direction of interest rates, seasonal factors and general economic conditions.


Market Factors

         During the quarter ended August 31, 1996, interest rates moved upward slightly. Loan production declined from the quarter ended May 31, 1996 to the quarter ended August 31, 1996. However, strong home purchase market activity during the quarter ended August 31, 1996, as evidenced by a steady real estate market and the seasonal nature of household relocations benefited the Company. The Company's purchase loan production comprised 78 percent of total fundings for the quarter ended August 31, 1996 compared to 58 percent of total fundings in the quarter ended May 31, 1996. In addition, B&C and home-equity loan fundings, which are generally less sensitive to interest rate fluctuations than prime credit quality first mortgages, increased during the quarter ended August 31, 1996 versus the quarter ended May 31, 1996. As discussed in "Seasonality," sales and resale of homes typically peak in the spring and summer months, which correspond to the Company's first and second quarters.

         Interest rates were slightly higher at the end of the quarter ended August 31, 1996 than at the beginning of that fiscal quarter. The prepayment rate in the servicing portfolio declined during the quarter; previously recorded impairment of the Servicing Assets was recovered and the Servicing Hedge resulted in an expense.

         The Company's primary competitors are commercial banks, savings and loans and mortgage banking subsidiaries of diversified companies, as well as other mortgage bankers. Certain commercial banks have expanded their mortgage banking operations through acquisition of formerly independent mortgage banking companies, the integration of which has not been completed, or through internal growth. The Company believes that these transactions and activities have not had a material impact on the Company or on the degree of competitive pricing in the market.

         Some regions in which the Company operates, particularly some regions of California, have been experiencing slower economic growth, and real estate financing activity in these regions has been negatively impacted. As a result, home lending activity for single- (one-to-four) family residences in these regions may also have experienced slower growth. The Company's California mortgage loan production (measured by principal balance) constituted 25% of its total production during the six months ended August 31, 1996, down from 30% for the six months ended August 31, 1995. The Company is continuing its efforts to expand its production capacity outside of California. To the extent that California's mortgage loan production constitutes a significant portion of the Company's production, there can be no assurance that the Company's operations will not continue to be adversely affected to the extent California continues to experience slow or negative economic growth resulting in decreased residential real estate lending activity or market factors further impact the Company's competitive position in the state.

         The delinquency rate in the Company-owned servicing portfolio increased to 3.10% at August 31, 1996 from 2.75% at August 31, 1995. The Company believes that this increase was primarily the result of portfolio mix changes and aging. The proportion of government and high loan-to-value conventional loans, which tend to experience higher delinquency rates than low loan-to-value conventional loans, has increased from 43% of the portfolio at August 31, 1995 to 47% at August 31, 1996. In addition, the weighted average age of the portfolio was 27 months at August 31, 1996, up from 23 months at August 31, 1995. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. However, because the loans in the portfolio are generally serviced on a non-recourse basis, the Company's exposure to credit loss resulting from increased delinquency rates is substantially limited. Further, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

         The percentage of loans in the Company's owned servicing portfolio that are in foreclosure increased to 0.53% at August 31, 1996 from 0.29% at August 31, 1995. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. Accordingly, any increase in foreclosure activity should not result in significant foreclosure losses to the Company. However, the Company's expenses may be increased somewhat as a result of the additional staff efforts required to foreclose on a loan. Similarly, government loans serviced by the Company (27% of the Company's servicing portfolio at August 31, 1996) are insured or partially guaranteed against loss by the Federal Housing Administration or the Veterans Administration. In the Company's view, the limited unreimbursed costs that may be incurred by the Company on government foreclosed loans are not material to the Company's consolidated financial statements.


   Servicing Hedge

    As previously discussed, the Company's Servicing Hedge is designed to protect the value of its investment in servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. In periods of increasing interest rates, the value of the Servicing Hedge generally declines and the value of the servicing rights generally increases. There can be no assurance that, in periods of increasing interest rates, the increase in value of the Servicing Assets will offset the amount of Servicing Hedge expense; or in periods of declining interest rates, that the Company's Servicing Hedge will generate gains or if gains are generated, that they will fully offset impairment of the Servicing Assets.

   Implementation of New Accounting Standards

         In June 1996, the Financial Accounting Standard Board issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"). Among other provisions, this Statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers, addresses the accounting for servicing rights on financial assets in addition to mortgage loans and extends the disaggregated lower of cost or market approach for measuring servicing rights (including excess servicing) on all financial assets. The financial asset transfers provisions of SFAS No. 125 are not expected to have a material impact on the Company's financial position or results of operations. The impact of the new Statement's servicing rights provisions will not be known until the implementation date because such impact is dependent on the fair value of the Company's capitalized servicing fees receivable (excess servicing) on December 31, 1996.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                                       (Registrant)






 DATE:     October 14, 1996                    /s/ Stanford L. Kurland
                                         -------------------------------------
                                           Senior Managing Director and
                                           Chief Operating Officer




 DATE:     October 14, 1996                    /s/ Carlos M. Garcia
                                          -------------------------------------
                                           Managing Director; Chief Financial
                                           Officer and Chief Accounting Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


                                    PART II.  OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders

   (a)   The Company's Annual Meeting of Stockholders was held July 10, 1996.

   (b)   At the Annual Meeting, the stockholders voted on the following matters:

         (1)      Election of Directors

                                                        Voted For                Votes Withheld
                     David S. Loeb                     86,723,810                     810,615
                     Angelo R. Mozilo                  86,758,512                     775,913

         (2)      Approval of annual cash bonus provision of the employment agreements of David S. Loeb and Angelo R. Mozilo

                     Votes For:                        77,774,350
                     Votes Against:                     8,961,730
                     Votes Abstain:                       798,344

         (3)      Approval of the Countrywide Credit Industries, Inc. Annual Incentive Plan

                     Votes For:                        82,334,535
                     Votes Against:                     4,456,270
                     Votes Abstain:                       743,620

         (4)      Approval of the Countrywide Credit Industries, Inc. Amended and Restated 1993 Stock Option Plan

                     Votes For:                        53,343,925
                     Votes Against:                    15,927,121
                     Votes Abstain:                       917,635
                     Broker Non-vote                   17,345,744

         (5)      Approval of selection of Grant Thornton LLP as the independent accountants for the fiscal year ending February 28,
                  1997

                     Votes For:                        86,916,521
                     Votes Against:                       145,340
                     Votes Abstain:                       472,564





Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          \pnf4
10.1 Restated Employment Agreement for David S. Loeb dated March 26, 1996.

10.2  Restated  Employment  Agreement  for Angelo R. Mozilo dated March 26,
1996.

10.3 Employment Agreement for Stanford L. Kurland dated May 7, 1996.

10.4 Countrywide Credit Industries, Inc. Annual Incentive Plan.

10.5 Countrywide Credit Industries, Inc. Amended and Restated 1993 Stock Option Plan.

10.5.1 Amendment No. 1 to the Amended and Restated 1993 Stock Option Plan.

11.1 Statement Regarding Computation of Per Share Earnings.

12.1 Computation of the Ratio of Earnings to Fixed Charges.

27 Financial Data Schedules (included only with the electronic filing with the SEC).


(b)   Reports on Form 8-K.  None