Form 10-Q
period 1996-11-30
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1997-01-14
CIK 25191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                                   (Mark One)

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended November 30, 1996

                                           OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________  to  __________________________

Commission File Number:         1-8422



                       COUNTRYWIDE CREDIT INDUSTRIES, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                            13-2641992
------------------------------------- -----------------------------------------
 (State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

155 N. Lake Avenue, Pasadena, California                           91101
--------------------------------------------------           -------------------
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
                                                  Yes       X      No
                                                        --------       --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Class                                   Outstanding at January 13, 1996
    -----                                   -------------------------------
Common Stock $.05 par value                                  104,468,103

                                     PART I
                              FINANCIAL INFORMATION
   Item 1. FINANCIAL STATEMENTS




              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                             November 30,     February 29,
                                                                                 1996             1996
                                                                           ---------------- -----------------
                                                                           (Dollar amounts in thousands,
                                                                              except per share data)

ASSETS
Cash                                                                         $   14,835       $   16,444
Receivables for mortgage loans shipped                                        1,175,475        2,299,979
Mortgage loans held for sale                                                  2,764,933        2,440,108
Other receivables                                                             1,418,092          912,613
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                    189,607          140,963
Capitalized servicing fees receivable                                           765,626          631,784
Mortgage servicing rights                                                     2,019,666        1,691,881
Other assets                                                                    906,197          523,881
                                                                           ---------------- -----------------

       Total assets                                                          $9,254,431       $8,657,653
                                                                           ================ =================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                                $1,996,931       $2,548,549
                                                                           ================ =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                                                $6,072,390       $6,097,518
Drafts payable issued in connection with mortgage loan closings                 259,740          238,020
Accounts payable and accrued liabilities                                        783,853          505,148
Deferred income taxes                                                           615,233          497,212
                                                                           ---------------- -----------------

       Total liabilities                                                      7,731,216        7,337,898

Commitments and contingencies                                                       -                -

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value;
   issued and outstanding, none                                                     -                -
Common stock -  authorized,  240,000,000  shares of $.05 par  value;  issued and outstanding, 103,626,031 shares at November 30, 1996
   and 102,242,329 shares at February 29, 1996                                    5,199            5,112
Additional paid-in capital                                                      859,128          820,183
Retained earnings                                                               658,888          494,460
                                                                           ---------------- -----------------
       Total shareholders' equity                                             1,523,215        1,319,755
                                                                           ---------------- -----------------

       Total liabilities and shareholders' equity                            $9,254,431       $8,657,653
                                                                           ================ =================


Borrower and investor custodial accounts                                     $1,996,931       $2,548,549
                                                                           ================ =================

The accompanying notes are an integral part of these statements.


              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                             Three Months                     Nine Months
                                                          Ended November 30,              Ended November 30,
                                                          1996         1995                1996         1995
                                                     ------------------------------   ------------------------------
                                                         (Dollar amounts in thousands, except per share data)
Revenues
   Loan origination fees                                 $ 43,922       $ 52,049          $145,468       $146,955
   Gain on sale of loans                                   65,562         23,674           171,053         55,688
                                                     ------------------------------   ------------------------------
     Loan production revenue                              109,484         75,723           316,521        202,643

    Interest earned                                       100,113         94,148           300,539        259,762
    Interest charges                                      (77,238)       (72,093)         (230,547)      (207,510)
                                                     ------------------------------   ------------------------------
      Net interest income                                  22,875         22,055            69,992         52,252

    Loan servicing income                                 184,427        148,111           527,301        416,624
    Less amortization and impairment of
     servicing assets                                    (198,735)      (156,284)         (185,073)      (355,705)
    Servicing hedge benefit                               140,152        119,365            22,001        254,445
                                                     ------------------------------   ------------------------------
      Net loan administration income                      125,844        111,192           364,229        315,364

    Commissions, fees and other income                     23,327         16,598            64,885         43,582
                                                     ------------------------------   ------------------------------

         Total revenues                                   281,530        225,568           815,627        613,841
                                                     ------------------------------   ------------------------------

Expenses
   Salaries and related expenses                           71,548         57,652           208,537        164,260
   Occupancy and other office expenses                     33,036         26,800            94,349         77,883
   Guarantee fees                                          40,607         31,675           117,471         85,956
   Marketing expenses                                       7,743          6,848            25,665         19,388
   Other operating expenses                                20,506         14,336            59,677         36,217
                                                     ------------------------------   ------------------------------

         Total expenses                                   173,440        137,311           505,699        383,704
                                                     ------------------------------   ------------------------------

Earnings before income taxes                              108,090         88,257           309,928        230,137
   Provision for income taxes                              42,155         35,303           120,872         92,055
                                                     ------------------------------   ------------------------------

   NET EARNINGS                                          $ 65,935       $ 52,954          $189,056       $138,082
                                                     ==============================   ==============================

Earnings per share
   Primary                                                $0.62          $0.51             $1.80          $1.39
   Fully diluted                                          $0.62          $0.51             $1.78          $1.39






The accompanying notes are an integral part of these statements.



              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Nine Months
                                                                                  Ended November 30,
                                                                                 1996           1995
                                                                           ---------------- -----------------
                                                                            (Dollar amounts in thousands)
   Cash flows from operating activities:
   Net earnings                                                              $   189,056      $   138,082
   Adjustments to reconcile net earnings to net cash
       used by operating activities:
     Amortization and impairment of mortgage servicing rights                    132,415          283,443
     Amortization and impairment of capitalized servicing fees
           receivable                                                             52,658           72,262
     Depreciation and other amortization                                          29,248           22,086
     Deferred income taxes                                                       120,872           92,055
     Servicing hedge unrealized benefit                                          (75,842)        (188,681)

     Origination and purchase of loans held for sale                         (28,491,353)     (24,981,842)
     Principal repayments and sale of loans                                   29,291,032       23,214,329
                                                                           ---------------- -----------------
       Increase (decrease) in mortgage loans shipped and held for sale           799,679       (1,767,513)

     Increase in other receivables and other assets                             (822,931)        (246,255)
     Increase in accounts payable and accrued liabilities                        278,705          171,034
                                                                           ---------------- -----------------
       Net cash provided (used) by operating activities                          703,860       (1,423,487)
                                                                           ---------------- -----------------

Cash flows from investing activities:
   Additions to mortgage servicing rights                                       (460,200)        (466,017)
   Additions to capitalized servicing fees receivable                           (186,500)        (193,207)
   Purchase of property, equipment and leasehold
     improvements - net                                                          (69,765)         (11,165)
                                                                           ---------------- -----------------
       Net cash used by investing activities                                    (716,465)        (670,389)
                                                                           ---------------- -----------------

Cash flows from financing activities:
   Net (decrease) increase in warehouse debt and other
     short-term borrowings                                                      (427,525)       1,703,547
   Issuance of long-term debt                                                    537,624          290,000
   Repayment of long-term debt                                                  (113,507)         (96,321)
   Issuance of common stock                                                       39,032          208,621
   Cash dividends paid                                                           (24,628)         (22,797)
                                                                           ---------------- -----------------
       Net cash provided by financing activities                                  10,996        2,083,050
                                                                           ---------------- -----------------

Net decrease in cash                                                              (1,609)         (10,826)
Cash at beginning of period                                                       16,444           17,624
                                                                           ---------------- -----------------
Cash at end of period                                                        $    14,835      $     6,798
                                                                           ================ =================

Supplemental cash flow information:
   Cash used to pay interest                                                 $   212,653      $   254,631
   Cash used to pay income taxes                                             $        15      $        25


The accompanying notes are an integral part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 29, 1996 of Countrywide Credit Industries, Inc. (the "Company").

Certain amounts reflected in the consolidated financial statements for the nine-month period ended November 30, 1995 have been reclassified to conform to the presentation for the nine-month period ended November 30, 1996.

NOTE B - NOTES PAYABLE

    Notes payable consisted of the following.

   ------------------------------------------------------------------ ---- --------------- --- -------------- --
       (Dollar amounts in thousands)                                         November 30,       February 29,
                                                                                 1996               1996
   ------------------------------------------------------------------ ---- --------------- --- -------------- --

       Commercial paper                                                       $3,104,815          $2,847,442
       Medium-term notes                                                       2,246,800           1,824,800
       Repurchase agreements                                                     342,990             808,353
       Subordinated notes                                                        200,000             200,000
       Unsecured notes payable, maturing January 15, 1997                        175,000             235,000
       Pre-sale funding facilities                                                    -              181,255
       Notes payable                                                               2,785                 668
                                                                           ---------------     --------------
                                                                              $6,072,390          $6,097,518
                                                                           ===============     ==============

   ------------------------------------------------------------------ ---- --------------- --- -------------- --


Revolving Credit Facility and Commercial Paper

    As of November 30, 1996, Countrywide Home Loans, Inc. ("CHL"), the Company's mortgage banking subsidiary, had an unsecured credit agreement (revolving credit facility) with fifty commercial banks permitting CHL to borrow an aggregate maximum amount of $3.5 billion, less commercial paper backed by the agreement. The amount available under the facility is subject to a borrowing base, which consists of mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL. The interest rate on direct borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. This interest rate varies, depending on CHL's credit ratings. No amount was outstanding on the revolving credit facility at November 30, 1996. The weighted average borrowing rate on commercial paper borrowings for the nine months ended November 30, 1996 was 5.39%. The weighted average borrowing rate on commercial paper outstanding as of November 30, 1996 was 5.42%. Under certain circumstances, including the failure to maintain specified minimum credit ratings, borrowings under the revolving credit facility and commercial paper may become secured by mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The facility expires on May 14, 2000.



Medium-Term Notes

    As of November 30, 1996, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission were as follows.


-----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                            Outstanding Balance                  Interest Rate            Maturity Date
                ------------------------------------------- ----------- ----------  -------------  -------------
                Floating-Rate   Fixed-Rate       Total         From        To           From            To
                ------------------------------------------- ----------- ----------  -------------  -------------


      Series A      $      -    $   304,800    $  304,800      6.53%       8.79%      Mar 1997       Mar 2002

      Series B        11,000        396,000       407,000      5.82%       6.98%      Aug 1997       Aug 2005

      Series C       303,000        197,000       500,000      5.61%       8.43%      Dec 1997       Mar 2004

      Series D       115,000        385,000       500,000      5.70%       6.88%      Aug 1998       Sep 2005

      Series E       210,000        325,000       535,000      5.68%       7.45%      Aug 2000       Oct 2008
                -------------------------------------------
       Total        $639,000     $1,607,800    $2,246,800
                ===========================================

  ---------------------------------------------------------------------------------------------------------------

    As of November 30, 1996, all of the outstanding fixed-rate notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the nine months ended November 30, 1996, including the effect of the interest rate swap agreements, was 6.13%. As of November 30, 1996, $465 million was available for future issuances under the Series E shelf registration.

Repurchase Agreements

    As of November 30, 1996, the Company had entered into short-term financing arrangements to sell mortgage-backed securities ("MBS") under agreements to repurchase. The weighted average borrowing rate for the nine months ended November 30, 1996 was 5.39%. The weighted average borrowing rate on repurchase agreements outstanding as of November 30, 1996 was 5.40%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical MBS.

Subordinated Notes

    The 8.25%  subordinated  notes are due July 15,  2002.  Interest  is payable semi-annually  on each  January 15 and July 15. The  subordinated  notes are not
redeemable   prior  to  maturity  and  are  not  subject  to  any  sinking  fund requirements.

Pre-Sale Funding Facilities

    As of November 30, 1996, CHL had uncommitted revolving credit facilities with two government-sponsored entities and an affiliate of an investment banking firm. The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. Interest rates are based on LIBOR, federal funds and/or the prevailing rates for MBS repurchase agreements. The weighted average borrowing rate for all three facilities for the nine months ended November 30, 1996 was 5.57%. As of November 30, 1996, the Company had no outstanding borrowings under any of these facilities.

NOTE C - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

    The  following   tables  present   summarized   financial   information  for
Countrywide Home Loans, Inc.

   -- ----------------------------------------- ---- --------------------------------------------------- -------
      (Dollar amounts in thousands)                           November 30,               February 29,
                                                                   1996                      1996
   -- ---------------------------------------------- -------- -------------- ---------- -------------- ---------
      Balance Sheets:

        Mortgage loans shipped and held for sale                $3,940,408                $4,740,087
        Other assets                                             4,527,522                 3,441,678
                                                              --------------            --------------
           Total assets                                         $8,467,930                $8,181,765
                                                              ==============            ==============

        Short- and long-term debt                               $6,327,203                $6,335,538
        Other liabilities                                          717,009                   588,446
        Equity                                                   1,423,718                 1,257,781
                                                              --------------            --------------
          Total liabilities and equity                          $8,467,930                $8,181,765
                                                              ==============            ==============


   -- ---------------------------------------------- -------- -------------- ---------- -------------- ---------


   --- ----------------------------------------- --- -------------------------------------------------- --------
       (Dollar amounts in thousands)                              Nine Months Ended November 30,
                                                             --------------- ---------- ---------------
                                                                  1996                       1995
   --- --------------------------------------------- ------- --------------- ---------- --------------- --------
       Statements of Earnings:

         Revenues                                               $740,193                   $577,648
         Expenses                                                468,165                    358,687
         Provision for income taxes                              106,091                     87,584
                                                             ---------------            ---------------
           Net earnings                                         $165,937                 $  131,377
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
                                 Rate Floors   Options       Futures        Swap       - Only      Rate
                                               on MBS                       Caps        Swaps       Cap      Swaptions
-------------------------------- ----------- ------------ --------------- --------- ------------ ---------- ------------

Balance, February 29, 1996         $15,750     $ 1,500       $ 3,550       $1,000       $268        $  -       $    -
    Additions                       10,000          -          9,690            -          -         500        1,750
    Dispositions/Expirations        (1,000)     (1,500)       (8,650)           -          -           -            -
                                 ----------- ------------ --------------- --------- ------------ ---------- ------------
Balance, November 30, 1996         $24,750     $    -        $ 4,590       $1,000       $268        $500       $1,750
                                 =========== ============ =============== ========= ============ ========== ============

-------------------------------- ----------- ------------ --------------- --------- ------------ ---------- ------------

    During the nine months ended November 30, 1996, the Company entered into an interest rate cap agreement ("Cap") and purchased options on interest rate swaps ("Swaptions") as additional components of its Servicing Hedge. The Cap entitles the Company to receive payments if the selected market interest rate exceeds the stated rate. The Cap outstanding will expire on April 26, 2001. Under the terms of the Swaptions, the Company has the option to enter into a receive-fixed, pay-floating interest rate swap at a future date or to settle the transaction for cash. The Swaptions outstanding expire from March 11, 1999 to April 15, 2007.

NOTE E - VALUATION ALLOWANCE FOR CAPITALIZED MORTGAGE SERVICING RIGHTS

    The following summarizes the aggregate activity in the valuation allowances for capitalized mortgage servicing rights.

-------------------------------------------------------- -----------------------
(Dollar amounts in thousands)                               Aggregate Balances
                                                         -----------------------

Balances, February 29, 1996                                       ($61,634)
          Recovery                                                  44,012
                                                         -----------------------
Balances, November 30, 1996                                       ($17,622)
                                                         =======================

-------------------------------------------------------- -----------------------


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

NOTE G - SUBSEQUENT EVENTS

    On December 17, 1996, the Company declared a cash dividend of $0.08 per common share payable January 31, 1997 to shareholders of record on January 15, 1997.

    On December 11, 1996, Countrywide Capital I issued $300 million of 8% trust preferred securities. The proceeds were used to purchase subordinated debt securities from the Company. The Company intends to use the net proceeds from the sale of the subordinated debt securities for general corporate purposes, principally for investment in servicing rights.

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


RESULTS OF OPERATIONS

Quarter Ended November 30, 1996 Compared to Quarter Ended November 30, 1995

         Revenues for the quarter ended November 30, 1996 increased 25% to $281.5 million from $225.6 million for the quarter ended November 30, 1995. Net earnings increased 25% to $65.9 million for the quarter ended November 30, 1996 from $53.0 million for the quarter ended November 30, 1995. The increase in revenues and net earnings for the quarter ended November 30, 1996 compared to the quarter ended November 30, 1995 was primarily attributable to a larger gain on sale of loans resulting from the sale of higher-margin home equity and sub-prime loans in the quarter ended November 30, 1996, improved pricing margins on prime credit quality first mortgages and an increase in the size of the Company's servicing portfolio. These positive factors during the quarter ended November 30, 1996 were partially offset by decreased loan production and increased expenses in the quarter ended November 30, 1996 over the quarter ended November 30, 1995.

         The total volume of loans produced decreased 11% to $8.3 billion for the quarter ended November 30, 1996 from $9.3 billion for the quarter ended November 30, 1995. Refinancings totaled $2.2 billion, or 26% of total fundings, for the quarter ended November 30, 1996, as compared to $3.4 billion, or 36% of total fundings, for the quarter ended November 30, 1995. Fixed-rate loan production totaled $5.9 billion, or 71% of total fundings, for the quarter ended November 30, 1996, as compared to $7.3 billion, or 79% of total fundings, for the quarter ended November 30, 1995.

Total loan volume in the Company's production divisions is summarized below:

-------------------------------------------- ------------------------------------ --------
                         Loan Production for the Quarter
       (Dollar amounts in millions)                  Ended November 30,
-------------------------------------------- ------------------------------------ --------

                                                 1996                   1995
                                             -------------          -------------

    Consumer Markets Division                    $1,787                 $1,927
    Wholesale Lending Division                    2,096                  2,076
    Correspondent Lending Division                4,436                  5,344
                                             -------------          -------------

    Total loan volume                            $8,319                 $9,347
                                             =============          =============

-------------------------------------------- ------------- -------- ------------- --------

The factors which affect the relative volume of production among the Company's three divisions include the competitiveness of each division's product offerings, the level of mortgage lending activity in each division's markets, and the success of each division's sales and marketing efforts.

         Included in the Company's total volume of loans produced are $172 million of home equity loans funded in the quarter ended November 30, 1996 and $67 million funded in the quarter ended November 30, 1995. Sub-prime credit quality loan activity, which is also included in the Company's total production volume, was $255 million for the quarter ended November 30, 1996 and $45 million for the quarter ended November 30, 1995.

         At November 30, 1996 and 1995, the Company's pipeline of loans in process was $4.7 billion and $4.5 billion, respectively. In addition, at November 30, 1996, the Company had committed to make loans in the amount of $1.7 billion, subject to property identification and borrower qualification ("LOCK 'N SHOP(R) Pipeline"). At November 30, 1995, the LOCK 'N SHOP (R) Pipeline was $1.2 billion. Historically, approximately 43% to 77% of the pipeline of loans in process has funded. For the quarters ended November 30, 1996 and 1995, the Company received 117,821 and 113,280 new loan applications, respectively, at an average daily rate of $195 million and $193 million, respectively. The following actions were taken during the quarter ended November 30, 1996 on the total applications received during that quarter: 60,768 loans (52% of total applications received) were funded and 19,536 applications (17% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during the quarter ended November 30, 1995 on the total applications received during that quarter: 62,140 loans (55% of total applications received) were funded and 16,340 applications (14% of total applications received) were either rejected by the Company or withdrawn by the applicant. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.

         Loan origination fees decreased during the quarter ended November 30, 1996 as compared to the quarter ended November 30, 1995 due primarily to lower loan production. Gain on sale of loans improved during the quarter ended November 30, 1996 as compared to the quarter ended November 30, 1995 primarily due to the sale during the quarter ended November 30, 1996 of higher margin home equity and sub-prime loans and improved pricing margins on prime credit quality first mortgages. The sale of home equity and sub-prime loans contributed $12.0 million and $23.1 million, respectively, to the gain on sale of loans for the quarter ended November 30, 1996. There were no home equity or sub-prime loan sales in the quarter ended November 30, 1995. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including loan pricing decisions, interest rate volatility, the general direction of interest rates and the volume and mix of loans produced and sold.

         Net interest income (interest earned net of interest charges) increased to $22.9 million for the quarter ended November 30, 1996 from $22.1 million for the quarter ended November 30, 1995. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($16.2 million and $10.0 million for the quarters ended November 30, 1996 and 1995, respectively); (ii) interest expense related to the Company's investment in servicing rights ($21.8 million and $18.4 million for the quarters ended November 30, 1996 and 1995, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($28.5 million and $30.5 million for the quarters ended November 30, 1996 and 1995, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was primarily attributable to a higher net earnings rate during the quarter ended November 30, 1996 than in the quarter ended November 30, 1995. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio, partially offset by a decrease in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The decrease in net interest income earned from the custodial balances was related to a decrease in the average custodial balance and by a decrease in the earnings rate from the quarter ended November 30, 1995 to the quarter ended November 30, 1996.

         During the quarter ended November 30, 1996, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At November 30, 1996, the Company serviced $152.9 billion of loans (including $3.1 billion of loans subserviced for others) compared to $132.8 billion (including $2.2 billion of loans subserviced for others) at November 30, 1995, a 15% increase. The growth in the Company's servicing portfolio during the quarter ended November 30, 1996 was the result of loan production, partially offset by prepayments, partial prepayments and scheduled amortization of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at both November 30, 1996 and 1995 was 7.8%. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is countercyclical to loan production income.

         During the quarter ended November 30, 1996, the prepayment rate of the Company's servicing portfolio was 9%, compared to 13% for the quarter ended November 30, 1995. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market. The decrease in the prepayment rate from the quarter ended November 30, 1995 to the quarter ended November 30, 1996 was primarily attributable to decreased refinance activity caused by higher interest rates during the quarter ended November 30, 1996 than during the quarter ended November 30, 1995.

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

    The Servicing Hedge instruments utilized by the Company are designed to protect the value of the investment in servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the servicing rights increases while the value of the hedge instruments declines. With respect to the options, cap, swaptions, floors and CMOs, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. With respect to the Swap Caps contracts entered into by the Company as of November 30, 1996, the Company estimates that its maximum exposure to loss over the contractual term is $45 million. The Company's exposure to loss in the P/O swaps is related to changes in the market value of the referenced P/O security over the life of the contract. In the quarter ended November 30, 1996, the Company recognized a net gain of $140.2 million from its Servicing Hedge. The net gain included unrealized gains of $164.2 million and realized losses of $24.0 million from the amortization and sale of various financial instruments that comprise the Servicing Hedge. In the quarter ended November 30, 1995, the Company recognized a net gain of $119.4 million from its Servicing Hedge. The net gain included unrealized gains of $96.2 million and net realized gains of $23.2 million from the amortization and sale of various financial instruments that comprise the Servicing Hedge.

    The Company recorded amortization and net impairment of its capitalized servicing fees receivable and mortgage servicing rights ("Servicing Assets") in the quarter ended November 30, 1996 totaling $198.7 million (consisting of normal amortization amounting to $55.0 million and net impairment of $143.7 million), compared to $156.3 million of amortization and impairment of its Servicing Assets in the quarter ended November 30, 1995 (consisting of normal amortization amounting to $46.4 million and impairment of $109.9 million). The factors affecting the amount of amortization and impairment or recovery of the Servicing Assets recorded in an accounting period include the level of prepayments during the period, the change in estimated future prepayments and the amount of Servicing Hedge gains or losses.

         During the quarter ended November 30, 1996, the Company acquired bulk servicing rights for loans with principal balances aggregating $60.0 million at a price of 1.08% of the aggregate outstanding principal balance of the servicing portfolios acquired. During the quarter ended November 30, 1995, the Company acquired bulk servicing rights for loans with principal balances aggregating $1.3 billion at a price of 1.41% of the aggregate outstanding principal balance of the servicing portfolios acquired.

         Salaries and related expenses are summarized below.

   -- --------------------------- -- -- --------- ------------------------------------------------- -- -------------
      (Dollar     amounts     in                      Quarter Ended November 30, 1996
      thousands)
   -- --------------------------- -- -- --------- ------------------------------------------------- -- -------------

                                     Production           Loan        Corporate          Other
                                     Activities      Administration  Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

      Base Salaries                    $23,050         $10,716        $13,994             $3,281          $51,041

      Incentive Bonus                    7,870             203          3,733              1,892           13,698

      Payroll Taxes and Benefits         3,220           1,833          1,302                454            6,809
                                     ------------    -------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                    $34,140         $12,752        $19,029             $5,627          $71,548
                                     ============    =============   =============    =============    =============

      Average Number of Employees        2,325           1,593          1,155                250            5,323

   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

   -- --------------------------- -- --- -------- ------------------------------------------------- -- -------------
      (Dollar     amounts     in                      Quarter Ended November 30, 1995
      thousands)
   -- --------------------------- -- --- -------- ------------------------------------------------- -- -------------

                                     Production          Loan          Corporate         Other
                                     Activities     Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ - -------------- - ------------- -- ------------- -- -------------

      Base Salaries                    $18,051          $8,489        $12,043             $2,467          $41,050

      Incentive Bonus                    8,128              96          2,504              1,003           11,731

      Payroll Taxes and Benefits         2,670           1,381            548                272            4,871
                                     ------------   --------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                    $28,849          $9,966        $15,095             $3,742          $57,652
                                     ============   ==============   =============    =============    =============

      Average Number of Employees        1,813           1,240            937                198            4,188

   -- --------------------------- -- ------------ - -------------- - ------------- -- ------------- -- -------------

         The amount of salaries increased during the quarter ended November 30, 1996 from the quarter ended November 30, 1995 primarily due to an increased number of employees resulting from diversification of loan products, a larger servicing portfolio and growth in the Company's non-mortgage banking activities.

    Occupancy and other office expenses for the quarter ended November 30, 1996 increased to $33.0 million from $26.8 million for the quarter ended November 30, 1995, reflecting the Company's expansion of its retail branch network. In addition, diversified loan production activity, a larger servicing portfolio and growth in the Company's non-mortgage banking activities contributed to the increase.

    Guarantee fees represent fees paid to guarantee timely and full payment of principal and interest on MBS and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio. For the quarter ended November 30, 1996, guarantee fees increased 28% to $40.6 million from $31.7 million for the quarter ended November 30, 1995. The factors which affect the amount of guarantee fees in a period include the size of the servicing portfolio, the mix of permanent investors and the terms negotiated at the time of loan sales.

    Marketing expenses for the quarter ended November 30, 1996 increased 13% to $7.7 million from $6.8 million for the quarter ended November 30, 1995, reflecting the Company's continued implementation of a marketing plan to increase brand awareness of the Company in the residential mortgage market.

         Other operating expenses for the quarter ended November 30, 1996 increased from the quarter ended November 30, 1995 by $6.2 million, or 43%. This increase was due primarily to a larger servicing portfolio, increased reserves for bad debts and increased systems development and operation costs in the quarter ended November 30, 1996 than in the quarter ended November 30, 1995.

   Profitability of Loan Production and Servicing Activities

         In the quarter ended November 30, 1996, the Company's pre-tax income from its loan production activities (which include loan origination and purchases, warehousing and sales) was $36.7 million. In the quarter ended November 30, 1995, the Company's comparable pre-tax income was $17.3 million. The increase of $19.4 million was primarily attributable to a larger gain on sale of loans resulting from the sale of higher margin home equity and sub-prime loans, and improved pricing margins on prime credit quality first mortgages. There were no home equity or sub-prime loan sales in the quarter ended November 30, 1995. These positive results were partially offset by higher production costs and a change in the internal method of allocating overhead between the Company's production and servicing activities. In the quarter ended November 30, 1996, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent, marketing foreclosed properties and acting as reinsurer) was $64.3 million as compared to $66.3 million in the quarter ended November 30, 1995. The decrease of $2.0 million was principally due to increased operating expenses and guarantee fees, partially offset by an increase in the size of the servicing portfolio and the change in the internal method of allocating overhead expenses. Additionally, in the quarter ended November 30, 1996, the net total of Servicing Hedge benefit and Servicing Assets amortization and impairment exceeded the comparable total expense for the quarter ended November 30, 1995 by $21.7 million.

   Profitability of Other Activities

         In addition to loan production and loan servicing, the Company offers ancillary products and services related to the mortgage banking business. These include title insurance and escrow services, home appraisals, credit cards, management of a publicly traded real estate investment trust ("REIT"), securities brokerage and servicing rights brokerage. For the quarter ended November 30, 1996, these activities contributed $7.1 million to the Company's pre-tax income compared to $4.6 million for the quarter ended November 30, 1995. This increase to pre-tax income primarily results from improved performance of the title insurance and escrow services.


RESULTS OF OPERATIONS

     Nine Months Ended November 30, 1996 Compared to Nine Months Ended November 30, 1995

         Revenues for the nine months ended November 30, 1996 increased 33% to $815.6 million from $613.8 million for the nine months ended November 30, 1995. Net earnings increased 37% to $189.1 million for the nine months ended November 30, 1996 from $138.1 million for the nine months ended November 30, 1995. The increase in revenues and net earnings for the nine months ended November 30, 1996 compared to the nine months ended November 30, 1995 was primarily attributable to a larger gain on sale of loans resulting from the sale of higher-margin home equity and sub-prime loans in the nine months ended November 30, 1996, improved pricing margins on prime credit quality first mortgages, an increase in the size of the Company's servicing portfolio and higher loan production volume. These positive factors were partially offset by increased expenses in the nine months ended November 30, 1996 over the nine months ended November 30, 1995.

         The total volume of loans produced increased 14% to $28.5 billion for the nine months ended November 30, 1996 from $25.0 billion for the nine months ended November 30, 1995. Refinancings totaled $8.9 billion, or 31% of total fundings, for the nine months ended November 30, 1996, as compared to $7.1 billion, or 28% of total fundings, for the nine months ended November 30, 1995. Fixed-rate loan production totaled $21.4 billion, or 75% of total fundings, for the nine months ended November 30, 1996, as compared to $18.5 billion, or 74% of total fundings, for the nine months ended November 30, 1995.

Total loan volume in the Company's production divisions is summarized below:

-------------------------------------------- ------------------------------------ --------
                          Loan Production for the Nine
       (Dollar amounts in millions)               Months Ended November 30,
-------------------------------------------- ------------------------------------ --------

                                                 1996                   1995
                                             -------------          -------------

    Consumer Markets Division                   $ 6,017                $ 5,243
    Wholesale Lending Division                    6,020                  5,936
    Correspondent Lending Division               16,454                 13,803
                                             -------------          -------------

    Total loan volume                           $28,491                $24,982
                                             =============          =============

-------------------------------------------- ------------- -------- ------------- --------

         Included in the Company's total volume of loans produced are $405 million of home equity loans funded in the nine months ended November 30, 1996 and $179 million funded in the nine months ended November 30, 1995. Sub-prime loan activity, which is also included in the Company's total production volume, was $634 million for the nine months ended November 30, 1996 and $46 million during the nine months ended November 30, 1995.

    For the nine months ended November 30, 1996 and 1995, the Company received 378,159 and 330,267 new loan applications, respectively, at an average daily rate of $204 million and $183 million, respectively. The following actions were taken during the nine months ended November 30, 1996 on the total applications received during that nine months: 248,406 loans (66% of total applications received) were funded and 88,845 applications (23% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during the nine months ended November 30, 1995 on the total applications received during that nine months: 219,972 loans (67% of total applications received) were funded and 69,811 applications (21% of total applications received) were either rejected by the Company or withdrawn by the applicant.

         Loan origination fees decreased slightly during the nine months ended November 30, 1996 from the nine months ended November 30, 1995 despite higher production during the nine months ended November 30, 1996 primarily because production by the Company's Correspondent Lending Division which, due to its lower cost structure, charges lower origination fees per dollar loaned, increased. Gain on sale of loans improved during the nine months ended November 30, 1996 as compared to the nine months ended November 30, 1995 primarily due to the sale during the nine months ended November 30, 1996 of higher margin home equity and sub-prime loans and improved pricing margins on prime credit quality first mortgages. The sale of home equity and sub-prime loans contributed $12.0 million and $45.6 million, respectively, to the gain on sale of loans for the nine months ended November 30, 1996. There were no home equity or sub-prime loan sales during the nine months ended November 30, 1995.

    Net interest income (interest earned net of interest charges) increased to $70.0 million for the nine months ended November 30, 1996 from $52.3 million for the nine months ended November 30, 1995. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($47.8 million and $21.6 million for the nine months ended November 30, 1996 and 1995, respectively); (ii) interest expense related to the Company's investment in servicing rights ($65.6 million and $42.7 million for the nine months ended November 30, 1996 and 1995, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($87.8 million and $73.4 million for the nine months ended November 30, 1996 and 1995, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was primarily attributable to an increase in the average amount of the mortgage loan warehouse. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in Interest Costs Incurred on Payoffs. The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances (caused by growth of the servicing portfolio), offset somewhat by a decrease in the earnings rate, from the nine months ended November 30, 1995 to the nine months ended November 30, 1996.

         During the nine months ended November 30, 1996, loan administration income was positively affected by the continued growth of the loan servicing portfolio. The growth in the Company's servicing portfolio during the nine months ended November 30, 1996 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments, and scheduled amortization of mortgage loans.

         The prepayment rate of the Company's servicing portfolio was 11% for the nine month periods ended both November 30, 1996 and November 30, 1995.

         During the nine months ended November 30, 1996, the Company recognized a net gain of $22.0 million from its Servicing Hedge. The net gain included unrealized gains of $75.8 million and realized losses of $53.8 million from the amortization and sale of various financial instruments that comprise the Servicing Hedge. During the nine months ended November 30, 1995, the Company recognized a net gain of $254.4 million from its Servicing Hedge. The net gain included unrealized gains of $188.7 million and net realized gains of $65.7 million from the amortization and sale of various financial instruments that comprise the Servicing Hedge.

         The Company recorded amortization and net impairment of its Servicing Assets in the nine months ended November 30, 1996 totaling $185.1 million (consisting of normal amortization amounting to $158.8 million and net impairment of $26.3 million), compared to $355.7 million of amortization and impairment (consisting of normal amortization amounting to $116.7 million and impairment of $239.0 million) in the nine months ended November 30, 1995.

         During the nine months ended November 30, 1996, the Company acquired bulk servicing rights for loans with principal balances aggregating $1.2 billion at a price of approximately 1.69% of the aggregate outstanding principal balance of the servicing portfolios acquired. During the nine months ended November 30, 1995, bulk servicing rights were acquired for loans with principal balances aggregating $4.7 billion at a price of approximately 1.32% of the aggregate outstanding principal balance of the servicing portfolios.

    Salaries and related expenses are summarized below.

   -- --------------------------- -- ------------ ------------------------------------------------- -- -------------
      (Dollar     amounts     in                    Nine Months Ended November 30, 1996
      thousands)
   -- --------------------------- -- ------------ ------------------------------------------------- -- -------------

                                     Production           Loan        Corporate          Other
                                     Activities      Administration  Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

      Base Salaries                  $  66,202         $30,617        $39,436             $9,437         $145,692

      Incentive Bonus                   24,884             545         10,994              4,681           41,104

      Payroll Taxes and Benefits        10,436           5,455          4,602              1,248           21,741
                                     ------------    -------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                   $101,522         $36,617        $55,032            $15,366         $208,537
                                     ============    =============   =============    =============    =============

      Average Number of Employees        2,225           1,524          1,083                247            5,079

   -- --------------------------- -- ------------ ------------------------------------------------- -- -------------

   -- --------------------------- -- ------------ ------------------------------------------------- -- -------------
      (Dollar     amounts     in                    Nine Months Ended November 30, 1995
      thousands)
   -- --------------------------- -- ------------ ------------------------------------------------- --  ------------

                                     Production          Loan          Corporate         Other
                                     Activities     Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------ - ------------- -- -------------- -- -------------

      Base Salaries                    $49,718         $22,478        $33,804             $6,920         $112,920

      Incentive Bonus                   23,053             346          7,289              3,571           34,259

      Payroll Taxes and Benefits         7,920           3,754          4,563                844           17,081
                                     ------------   --------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                    $80,691         $26,578        $45,656            $11,335         $164,260
                                     ============   ==============   =============    =============    =============

      Average Number of Employees        1,670           1,079            872                177            3,798
      Employees

   -- --------------------------- -- ------------ ------------------------------- -- -------------- -- -------------

         The amount of salaries increased during the nine months ended November 30, 1996 from the nine months ended November 30, 1995 primarily due to an increased number of employees resulting from higher loan production and diversification of loan products, a larger servicing portfolio and growth in the Company's non-mortgage banking activities.

         Occupancy and other office expenses for the nine months ended November 30, 1996 increased to $94.3 million from $77.9 million for the nine months ended November 30, 1995, reflecting the Company's goal of expanding its retail branch network. In addition, higher loan production, a larger servicing portfolio and growth in the Company's non-mortgage banking activities also contributed to the increase.

         Guarantee fees for the nine months ended November 30, 1996 increased 37% to $117.5 million from $86.0 million for the nine months ended November 30, 1995. This increase resulted from an increase in the servicing portfolio, changes in the mix of permanent investors and terms negotiated at the time of loan sales.

         Marketing expenses for the nine months ended November 30, 1996 increased 32% to $25.7 million from $19.4 million for the nine months ended November 30, 1995, reflecting the Company's continued implementation of a marketing plan to increase brand awareness of the Company in the residential mortgage market.

         Other operating expenses for the nine months ended November 30, 1996 increased from the nine months ended November 30, 1995 by $23.5 million, or 65%. This increase was due primarily to higher loan production, a larger servicing portfolio, increased reserves for bad debts and increased systems development and operation costs in the nine months ended November 30, 1996 than in the nine months ended November 30, 1995.

Profitability of Loan Production and Servicing Activities

         In the nine months ended November 30, 1996, the Company's pre-tax income from its loan production activities (which include loan origination and purchases, warehousing and sales) was $101.4 million. In the nine months ended November 30, 1995, the Company's comparable pre-tax earnings were $33.8 million. The increase of $67.6 million was primarily attributable to a larger gain on sale of loans resulting from the sale of higher margin home equity and sub-prime loans and improved pricing margins on prime credit quality first mortgages. There were no home equity or sub-prime loan sales in the nine months ended November 30, 1995. These positive results were partially offset by higher production costs and a change in the internal method of allocating overhead between the Company's production and servicing activities. In the nine months ended November 30, 1996, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent, marketing foreclosed properties and acting as reinsurer) was $190.7 million compared to $187.2 million in the nine months ended November 30, 1995. The increase of $3.5 million was principally due to an increase in the size of the servicing portfolio and in the rate of servicing and miscellaneous fees earned. Largely offsetting these positive factors was that in the nine months ended November 30, 1996, the net total of Servicing Hedge benefit and Servicing Assets amortization and impairment was greater than the comparable total expense for the nine months ended November 30, 1995 by $61.8 million.


Profitability of Other Activities

         Other ancillary products and services contributed $17.8 million to the Company's pre-tax income in the nine months ended November 30, 1996, compared to $9.1 million during the nine months ended November 30, 1995. This increase to pre-tax income primarily resulted from improved performance of the title insurance, escrow, and REIT management services.


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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently utilizes commercial paper supported by CHL's revolving credit facility, medium-term notes, MBS repurchase agreements, subordinated notes, unsecured notes, an optional cash purchase feature in the dividend reinvestment plan and cash flow from operations. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, direct borrowings from CHL's revolving credit facility, privately-placed financings, pre-sale funding facilities and public offerings of preferred stock.

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

         The Company continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include such methods as mortgage loan sale transactions designed to expand the Company's financial capacity and reduce its cost of capital and the securitization of servicing income cash flows. In December 1996, Countrywide Capital I issued $300 million of 8% trust preferred securities. The proceeds were used to purchase subordinated debt securities from the Company. The Company intends to use the net proceeds from the sale of the subordinated debt securities for general corporate purposes, principally for investment in servicing rights.

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

   Cash Flows

         Operating Activities In the nine months ended November 30, 1996, the Company's operating activities provided cash of approximately $0.7 billion on a short-term basis primarily from the decrease in its warehouse of mortgage loans. Mortgage loans shipped and held for sale are generally financed with short-term borrowings; therefore, the operating cash so provided was used to repay short-term debt as discussed under "Financing Activities."

         Investing Activities The primary investing activity for which cash was used during the nine months ended November 30, 1996 was the investment in servicing. Net cash used by investing activities was $0.7 billion for the nine months ended November 30, 1996 and November 30, 1995.

         Financing Activities Net cash provided by financing activities amounted to $11.0 million for the nine months ended November 30, 1996 and $2.1 billion for the nine months ended November 30, 1995. The decrease in cash provided by financing activities was primarily the result of net short-term debt repayments by the Company in the nine months ended November 30, 1996 and net short-term borrowings during the nine months ended November 30, 1995.


PROSPECTIVE TRENDS

   Applications and Pipeline of Loans in Process

         During the nine months ended November 30, 1996, the Company received new loan applications at an average daily rate of $204 million and at November 30, 1996, the Company's pipeline of loans in process was $4.7 billion. This compares to a daily application rate during the nine months ended November 30, 1995 of $183 million and a pipeline of loans in process at November 30, 1995 of $4.5 billion. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK 'N SHOP (R) Pipeline at November 30, 1996 was $1.7 billion and at November 30, 1995 was $1.2 billion. For the month ended December 31, 1996, the average daily amount of applications received was $229 million, and at December 31, 1996, the pipeline of loans in process was $4.5 billion and the LOCK 'N SHOP (R) pipeline was $1.1 billion. Interest rates increased slightly during December 1996. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the extent of price competition in the market, the direction of interest rates, seasonal factors and general economic conditions.


Market Factors

         During the quarter ended November 30, 1996, interest rates declined slightly. However, loan production declined from the quarter ended August 31, 1996 to the quarter ended November 30, 1996. This is primarily due to several factors. First, the pipeline of loans in process at September 1, 1996 was relatively low due to higher interest rates during the quarter ended August 30, 1996. Second, as discussed in "Seasonality," sales and resales of homes typically decline to lower levels in the fall and winter months, which correspond to the Company's third and fourth quarters. Home purchase activity was $7.1 billion for the quarter ended August 31, 1996 and $6.7 billion for the quarter ended November 30, 1996. On the other hand, sub-prime and home-equity loan fundings, which are generally less sensitive to interest rate fluctuations than prime credit quality first mortgages, increased during the quarter ended November 30, 1996 from the quarter ended August 31, 1996.

    The prepayment rate in the servicing portfolio remained flat during the quarter ended November 30, 1996. Because interest rates declined at the end of the quarter, impairment of the Servicing Assets was recognized and the Servicing Hedge resulted in a gain.

         The Company's primary competitors are commercial banks, savings and loans and mortgage banking subsidiaries of diversified companies, as well as other mortgage bankers. Certain commercial banks have expanded their mortgage banking operations through acquisition of formerly independent mortgage banking companies or through internal growth. The Company believes that these transactions and activities have not had a material impact on the Company or on the degree of competitive pricing in the market.

         The Company's California mortgage loan production (measured by principal balance) constituted 25% of its total production during the nine months ended November 30, 1996, down from 31% for the nine months ended November 30, 1995. The Company is continuing its efforts to expand its production capacity outside of California. Some regions in which the Company operates have experienced slower economic growth, and real estate financing activity in these regions has been negatively impacted. As a result, home lending activity for single- (one-to-four) family residences in these regions may also have experienced slower growth. To the extent that any geographic region's mortgage loan production constitutes a significant portion of the Company's production, there can be no assurance that the Company's operations will not be adversely affected to the extent that region experiences slow or negative economic growth resulting in decreased residential real estate lending activity or market factors further impact the Company's competitive position in that region.

         The delinquency rate in the Company-owned servicing portfolio increased slightly to 3.23% at November 30, 1996 from 3.20% at November 30, 1995. The Company believes that this increase was primarily the result of portfolio mix changes and aging. The proportion of government and high loan-to-value conventional loans, which tend to experience higher delinquency rates than low loan-to-value conventional loans, has increased from 44% of the portfolio at November 30, 1995 to 48% at November 30, 1996. In addition, the weighted average age of the portfolio was 27 months at November 30, 1996, up from 24 months at November 30, 1995. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. However, because the loans in the portfolio are generally serviced on a non-recourse basis, the Company's exposure to credit loss resulting from increased delinquency rates is substantially limited. Further, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

         The percentage of loans in the Company's owned servicing portfolio that are in foreclosure increased to 0.62% at November 30, 1996 from 0.37% at November 30, 1995. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. Accordingly, any increase in foreclosure activity should not result in significant foreclosure losses to the Company. However, the Company's expenses may be increased somewhat as a result of the additional staff efforts required to foreclose on a loan. Similarly, government loans serviced by the Company (28% of the Company's servicing portfolio at November 30, 1996) are insured or partially guaranteed against loss by the Federal Housing Administration or the Veterans Administration. In the Company's view, the limited unreimbursed costs that may be incurred by the Company on government foreclosed loans are not material to the Company's consolidated financial statements.


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

   Recently Announced Planned Transactions

         Countrywide Asset Management Corp. ("CAMC"), a wholly-owned subsidiary of the Company, currently manages a publicly traded REIT, CWM Mortgage Holdings, Inc. ("CWM"). All CWM management and other personnel are employed by CAMC, and CWM pays CAMC base and incentive fees under a management contract. On November 4, 1996, the Company announced that CWM and it had reached a preliminary understanding on restructuring the business relationship between the two companies. In substance, CWM will acquire the operations and employees of CAMC, and in return, the Company will receive a significant equity position in CWM. The proposed transaction is structured as a merger of CAMC with and into CWM, with the Company to receive approximately 3.6 million newly issued common shares of CWM (approximately $75.0 million based on certain recent closing prices of CWM stock). Although a definitive agreement remains to be negotiated, the parties anticipate executing such an agreement in the near future. The transaction will occur after regulatory and shareholder approvals are obtained.

         On December 12, 1996, the Company announced an agreement to acquire all of the outstanding stock of Leshner Financial, Inc., a midwest-based financial services company, in exchange for newly issued Company common stock. The company being acquired operates through its subsidiaries as a broker-dealer, an investment advisor and fund manager and also as a service provider for unaffiliated mutual funds. The value of Company common stock to be issued in this transaction is approximately $16 million, subject to an upward adjustment of up to $2.5 million if certain performance goals are met over the next five years. The acquisition is based in part on the Company's long-term commitment to offer mortgage customers a diversified array of financial products and services.


   Implementation of New Accounting Standards

         In June 1996, the Financial Accounting Standard Board issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"). Among other provisions, this Statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers, addresses the accounting for servicing rights on financial assets in addition to mortgage loans and extends the disaggregated lower of cost or market approach for measuring servicing rights (including excess servicing) on all financial assets. The financial asset transfers provisions of SFAS No. 125 are not expected to have a material impact on the Company's financial position or results of operations. Although management does not expect the impact of adopting the new Statement's servicing rights provisions to be material, such impact is not known because it is dependent on the fair value of the Company's capitalized servicing fees receivable (excess servicing) on December 31, 1996, and the necessary analysis is not yet completed.

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




                       COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                  (Registrant)






  DATE:     January 14, 1997                    /s/ Stanford L. Kurland
                                          -------------------------------------
                                                 Senior Managing Director and
                                                 Chief Operating Officer




   DATE:     January 14, 1997                    /s/ Carlos M. Garcia
                                          -------------------------------------
                                           Managing Director; Chief Financial
                                           Officer and Chief Accounting Officer
                                           (Principal Financial Officer and
                                            Principal Accounting Officer)

                                  EXHIBIT INDEX




Exhibit Number                  Document Description

11.1              Statement Regarding Computation of Per Share Earnings.

12.1              Computation of the Ratio of Earnings to Fixed Charges.

27 Financial Data Schedules (included only with the electronic filing with the SEC).