Form 10-K
period 1997-02-28
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1997-05-21
CIK 25191

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 28, 1997

                                       OR
[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 NO FEE REQUIRED

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of May 5, 1997, there were 106,383,483 shares of Countrywide Credit Industries, Inc. Common Stock, $.05 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $2,935,411,000. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Proxy Statement for the 1997 Annual Meeting

                                                                PART I

ITEM 1.          BUSINESS

A.   General

         Countrywide Credit Industries, Inc. (the "Company" or "CCI") is a holding company which, through its principal subsidiary, Countrywide Home Loans, Inc. ("CHL"), is engaged primarily in the mortgage banking business, and as such originates, purchases, sells and services mortgage loans. The Company's mortgage loans are principally prime credit quality first-lien mortgage loans secured by single- (one-to-four) family residences ("Prime mortgages"). The Company also offers home equity loans both in conjunction with newly produced Prime mortgages and as a separate product. In addition, the Company offers sub-prime credit quality first-lien single-family mortgage loans ("Sub-prime loans").

The Company, through its other wholly-owned subsidiaries, offers products and services complementary to its mortgage banking business. One of these subsidiaries acts as an agent in the sale of insurance, including homeowners, fire, flood, earthquake, auto, annuities, home warranty, life and disability, to CHL's mortgagors and others. The Company also has a subsidiary that acts as a title insurance agent and provides escrow, credit reporting and home appraisal services. The Company also has subsidiaries that reinsure a portion of mortgage insurance losses on loans originated by the Company that are insured by the mortgage insurance companies with which the Company entered into the reinsurance agreement. Another subsidiary of the Company serves as trustee under deeds of trust in connection with foreclosures on loans in the Company's servicing portfolio in California and other states. There is a subsidiary of the Company which also provides tax services to ensure that property taxes are paid current at origination and throughout the life of the loan. On February 28, 1997, the Company acquired a mutual fund manager which provides investment advisory services for 15 affiliated mutual funds and individual investors and management services for unaffiliated funds. The Company also has a registered broker-dealer which trades to other broker-dealers and institutional investors mortgage-backed securities ("MBS") and other mortgage-related assets. Through two subsidiaries, the Company issues mortgage- and asset-backed securities which are backed by Prime mortgage loans, Sub-prime loans or home equity loans. In addition, Countrywide Asset Management Corp. ("CAMC") a wholly owned subsidiary of CCI, receives fee income for managing the operations of CWM Mortgage Holdings, Inc. ("CWM"), a publicly-traded real estate investment trust. On January 29, 1997, CCI and CWM entered into an agreement pursuant to which CWM will acquire the operations and employees of CAMC, and as a result, CWM will cease paying the management fee. The proposed transaction is structured as a merger of CAMC with and into CWM with CCI to receive approximately 3.6 million newly issued common shares of CWM. Based on the closing sales price of CWM common stock on the New York Stock Exchange on May 5, 1997, the market value of CWM common stock to be received in the proposed transaction is approximately $72 million. The closing of the transaction is contingent on, among other things, the receipt of required regulatory and shareholder approvals. There can be no assurance that the proposed transaction will be consummated. Unless the context otherwise requires, references to the "Company" herein shall be deemed to refer to the Company and its consolidated subsidiaries.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Annual Report on Form 10-K may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause future results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and the cost of funds; (4) federal and state regulation of the Company's mortgage banking operations and (5) competition within the mortgage banking industry.




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

Loan  Production

         The Company originates and purchases conventional mortgage loans, mortgage loans insured by the Federal Housing Administration ("FHA"), mortgage loans partially guaranteed by the Veterans Administration ("VA"), home equity loans and Sub-prime loans. A majority of the conventional loans are conforming loans which qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The remainder of the conventional loans are non-conforming loans (i.e., jumbo loans with an original balance in excess of $214,600 or other loans that do not meet Fannie Mae or Freddie Mac guidelines). As part of its mortgage banking activities, the Company makes conventional loans generally with original balances of up to $1 million.

         The following table sets forth the number and dollar amount of the Company's Prime mortgage, home equity and Sub-prime loan production for the periods indicated.

   ----------------------------- --- -------------------------------------------------------------------------------
                                                        Summary of the Company's Prime Mortgage,
   (Dollar amounts in millions,                         Home Equity and Sub-prime Loan Production
   except average loan amount)                                Year Ended February 28(29),
   ----------------------------- --- -------------------------------------------------------------------------------
                                            1997             1996               1995            1994            1993
   ----------------------------- ---- ------------- -- ------------- --- ----------- -- ------------ -- ------------
   Conventional Loans
     Number of Loans                       190,250          191,534         175,823         315,699         192,385
     Volume of Loans                     $22,676.2        $21,883.4       $20,958.7       $46,473.4       $28,669.9
     Percent of Total Volume                 60.0%            63.3%           75.2%           88.6%           88.5%
   FHA/VA Loans
     Number of Loans                       143,587          125,127          72,365          67,154          42,022
     Volume of Loans                     $13,657.1        $12,259.3        $6,808.3        $5,985.5        $3,717.9
     Percent of Total Volume                 36.1%            35.5%           24.4%           11.4%           11.5%
   Home Equity Loans
     Number of Loans                        20,053            7,986           2,147               -               -
     Volume of Loans                        $613.2           $220.8           $99.2               -               -
     Percent of Total Volume                  1.6%             0.6%            0.4%               -               -
   Sub-prime Loans
     Number of Loans                         9,161            1,941               -               -               -
     Volume of Loans                        $864.3           $220.2               -               -               -
     Percent of Total Volume                  2.3%             0.6%               -               -               -
   Total Loans
     Number of Loans                       363,051          326,588         250,335         382,853         234,407
     Volume of Loans                     $37,810.8        $34,583.7       $27,866.2       $52,458.9       $32,387.8
     Average Loan Amount                  $104,000         $106,000        $111,000        $137,000        $138,000

   ----------------------------- ---- ------------- -- ------------- --- ----------- -- ------------ -- ------------

         The  increase  in the dollar  amount and the  decrease in the number of conventional loans in the year ended February 28, 1997 ("Fiscal 1997") as compared to the year ended February 29, 1996 ("Fiscal 1996") was attributable primarily to the expansion of the Company's jumbo loan production activities, and an improvement in the relative attractiveness of FHA loan products as an alternate to conventional loans for providing homeownership to low-and moderate-income borrowers. The increase in the number and dollar amount of FHA and VA loans produced in the year ended February 28, 1997 from those produced in the years ended February 29(28), 1996 and 1995 was attributable to their relative attractiveness discussed in the previous sentence and the Company's effort to expand its share of that market due to the popularity of FHA and VA loans among borrowers and the returns earned on those products by the Company. Production of the Company's home equity and Sub-prime products also increased from the year ended February 29, 1996. This increase was attributable primarily to the Company's efforts to grow its production of these products due to the high returns they generate and growth opportunities that exist in the market.

         For the years ended February 28(29), 1997, 1996 and 1995, jumbo loans represented 12%, 6% and 17%, respectively, of the Company's total volume of mortgage loans produced. The increase in the percentage of jumbo loans was primarily the result of more competitive pricing of the Company's jumbo loan products from Fiscal 1996 to Fiscal 1997. For the years ended February 28(29), 1997, 1996 and 1995, adjustable-rate mortgage loans ("ARMs") comprised approximately 26%, 22% and 34%, respectively, of the Company's total volume of mortgage loans produced. The increase in the Company's percentage of ARM production from Fiscal 1996 to Fiscal 1997 was primarily caused by the higher mortgage interest rate environment that prevailed through most of the year ended February 28, 1997 compared to the year ended February 29, 1996. For the years ended February 28(29), 1997, 1996 and 1995, refinancing activity represented 33%, 34% and 30%, respectively, of the Company's total volume of mortgage loans produced. The percentage of refinance loans for each of these years reflects an interest rate environment conducive to a moderate level of refinance activity.

         The Company produces mortgage loans through three separate divisions. The Company maintains a staff of central office quality control personnel that performs audits of the loan production of the three divisions on a regular basis. In addition, each division has implemented various procedures to control the quality of loans produced, as described below. The Company believes that its use of technology and benefits derived from economies of scale and a noncommissioned sales force allow it to produce loans at a low cost relative to its competition.


 Consumer Markets Division

     The Company's Consumer Markets Division (the "Consumer Markets Division") originates Prime mortgage, home equity and Sub-prime loans using direct contact with consumers through its nationwide network of retail branch offices, its telemarketing  systems and its site on the World Wide Web.  As of  February  28,
1997, the Company had 276 Consumer Markets Division branch offices, two satellite offices and two processing support centers located in 42 states and the District of Columbia. The Company's branch offices are each staffed typically by four employees and connected to the Company's central office by a computer network. In addition, the Company operates two telemarketing centers which receive telephone calls placed by potential borrowers primarily in response to print or broadcast advertising. The loan counselors employed in the telemarketing centers provide information and accept loan applications, which are then forwarded to a branch office for processing and funding. Business is also solicited through other forms of telemarketing and advertising, participation of branch management in local real estate-related business functions and extensive use of direct mailings to borrowers, real estate brokers and builders. Consumer Markets Division personnel are not paid a commission on sales; however, they are paid a bonus based on various factors, including branch profitability. The Company believes that this approach allows it to originate high-quality loans at a comparatively low cost. The Consumer Markets Division uses continuous quality control audits of loans originated within each branch by branch management and quality control personnel to monitor compliance with the Company's underwriting criteria.

         The following table sets forth the number and dollar amount of the Consumer Markets Division's Prime mortgage, home equity and Sub-prime loan production for the periods indicated.

   ----------------------------- -- -------------------------------------------------------------------------------
                                              Summary of the Consumer Markets Division's Prime Mortgage,
   (Dollar amounts in millions,                       Home Equity and Sub-prime Loan Production
   except average loan amount)                               Year Ended February 28(29),
   ----------------------------- -- ------------- --- ------------ -- ------------ --- ------------ -- ------------
                                            1997             1996            1995             1994            1993
   ----------------------------- -- ------------- --- ------------ -- ------------ --- ------------ -- ------------
   Conventional Loans
     Number of Loans                      43,261           47,260          48.772           73,249          39,787
     Volume of Loans                    $5,145.3         $5,271.8        $5,442.2         $9,264.8        $5,026.7
     Percent of Total Volume               63.7%            70.7%           77.0%            80.2%           82.4%
   FHA/VA Loans
     Number of Loans                      27,746           22,829          19,060           26,418          11,739
     Volume of Loans                    $2,514.3         $2,025.4        $1,612.1         $2,282.3        $1,073.0
     Percent of Total Volume               31.2%            27.1%           22.8%            19.8%           17.6%
   Home Equity Loans
     Number of Loans                      14,028            6,000             297                -               -
     Volume of Loans                      $384.7           $160.9           $11.4                -               -
     Percent of Total Volume                4.8%             2.2%            0.2%                -               -
   Sub-prime Loans
     Number of Loans                         303                -               -                -               -
     Volume of Loans                       $27.0                -               -                -               -
     Percent of Total Volume                0.3%                -               -                -               -
   Total Loans
     Number of Loans                      85,338           76,089          68,129           99,667          51,526
     Volume of Loans                    $8,071.3         $7,458.1        $7,065.7        $11,547.1        $6,099.7
     Average Loan Amount                 $95,000          $98,000        $104,000         $116,000        $118,000

   ----------------------------- -- ------------- --- ------------ -- ------------ --- ------------ -- ------------

   Wholesale Division

         In its Wholesale Division (the "Wholesale Division"), the Company produces Prime mortgage, home equity and Sub-prime loans through mortgage loan brokers. As of February 28, 1997, the Wholesale Division operated 58 loan centers and nine regional support centers in various parts of the country. Prime credit quality loans produced by the Wholesale Division comply with the
Company's general underwriting criteria for loans originated through the Consumer Markets Division, and each such loan is approved by one of the Company's loan underwriters. Sub-prime loans are underwritten centrally by a specialized underwriting group and comply with the Company's underwriting criteria for such loans. In addition, quality control personnel review loans for compliance with the Company's underwriting criteria. Approximately 10,800 mortgage brokers qualify to participate in the Wholesale Division's loan delivery program. Mortgage loan brokers qualify to participate in the Wholesale Division's program only after a review by the Company's management of their reputation and mortgage lending expertise, including a review of their references and financial statements.

         The following table sets forth the number and dollar amount of the Wholesale Division's Prime mortgage, home equity and Sub-prime loan production for the periods indicated.

   ----------------------------- --- ----------------------------------------------------------------------------
                                                 Summary of the Wholesale Division's Prime Mortgage,
   (Dollar amounts in millions,                       Home Equity and Sub-prime Loan Production
   except average loan amount)                               Year Ended February 28(29),
   ----------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------
                                            1997             1996            1995            1994           1993
   ----------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------
   Conventional Loans
     Number of Loans                      50,570           59,670          65,713         130,937         92,922
     Volume of Loans                    $6,187.8         $6,766.9        $7,790.0       $21,271.0      $15,480.1
     Percent of Total Volume               73.4%            84.0%           91.6%           98.9%         100.0%
   FHA/VA Loans
     Number of Loans                      12,505           10,448           6,239           2,700             15
     Volume of Loans                    $1,190.0         $1,016.2          $626.3          $244.4           $1.5
     Percent of Total Volume               14.1%            12.6%            7.4%            1.1%           0.0%
   Home Equity Loans
     Number of Loans                       6,017            1,937           1,836               -              -
     Volume of Loans                      $227.7            $57.5           $86.9               -              -
     Percent of Total Volume                2.7%             0.7%            1.0%               -              -
   Sub-prime Loans
     Number of Loans                       8,568            1,941               -               -              -
     Volume of Loans                      $823.9           $220.2               -               -              -
     Percent of Total Volume                9.8%             2.7%               -               -              -
   Total Loans
     Number of Loans                      77,660           73,996          73,788         133,637         92,937
     Volume of Loans                    $8,429.4         $8,060.8        $8,503.2       $21,515.4      $15,481.6
     Average Loan Amount                $109,000         $109,000        $115,000        $161,000       $167,000

   ----------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------

   Correspondent Division

         Through its network of correspondent offices (the "Correspondent Division"), the Company purchases loans from other mortgage bankers, commercial banks, savings and loan associations, credit unions and other financial intermediaries. The Company's correspondent offices are located in Pasadena, California; Plano, Texas and Pittsburgh, Pennsylvania. Over 1,200 financial intermediaries serving all 50 states are eligible to participate in this program. Financial intermediaries qualify to participate in the Correspondent Division's program after a review by the Company's management of the reputation and mortgage lending expertise of such institutions, including a review of their references and financial statements. Loans purchased by the Company through the Correspondent Division comply with the Company's general underwriting criteria for loans that it originates through the Consumer Markets Division, and, except as described in the next sentence, each loan is accepted only after review either by one of the Company's loan underwriters or, in the case of FHA or VA loans, by a government-approved underwriter. The Company accepts loans without such review from an institution that has met the Company's standards for the granting of delegated underwriting authority following a review by the Company of the institution's financial strength, underwriting and quality control procedures, references and prior experience with the Company. During the year ended February 28, 1997, approximately 88% of conventional loans purchased through the Correspondent Division were accepted without review by a Company underwriter. In addition, quality control personnel review loans purchased from correspondents, including those granted delegated underwriting authority, for compliance with the Company's underwriting criteria. The purchase agreement used by the Correspondent Division provides the Company with recourse to the correspondent in the event of such occurrences as fraud or misrepresentation in the origination process or a request by the investor who purchased an underlying mortgage loan that the Company repurchase the loan due to the loan's failure to meet eligibility requirements at the time the Company originally purchased the loan.

         The following table sets forth the number and dollar amount of the Correspondent Division's Prime mortgages, home equity and Sub-prime loan production for the periods indicated.

    ----------------------------- ------------------------------------------------------------------------------- --
             Summary of the Correspondent Division's Prime Mortgage,
    (Dollar amounts in millions,                    Home Equity and Sub-prime Loan Production
    except average loan amount)                            Year Ended February 28(29),
    ----------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
                                             1997            1996             1995            1994             1993
    ----------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
    Conventional Loans
      Number of Loans                      96,419          84,604           61,338         111,513           59,676
      Volume of Loans                   $11,343.1        $9,844.7         $7,726.5       $15,937.6         $8,163.0
      Percent of Total Volume               53.2%           51.7%            62.8%           82.2%            75.5%
    FHA/VA Loans
      Number of Loans                     103,336          91,850           47,066          38,036           30,268
      Volume of Loans                    $9,952.8        $9,217.7         $4,570.0        $3,458.8         $2,643.5
      Percent of Total Volume               46.7%           48.3%            37.2%           17.8%            24.5%
    Home Equity Loans
      Number of Loans                           8              49               14               -                -
      Volume of Loans                        $0.8            $2.4             $0.8               -                -
      Percent of Total Volume                0.0%            0.0%             0.0%               -                -
    Sub-prime Loans
      Number of Loans                         290               -                -               -                -
      Volume of Loans                       $13.4               -                -               -                -
      Percent of Total Volume                0.1%               -                -               -                -
    Total Loans
      Number of Loans                     200,053         176,503          108,418         149,549           89,944
      Volume of Loans                   $21,310.1       $19,064.8        $12,297.3       $19,396.4        $10,806.5
      Average Loan Amount                $107,000        $108,000         $113,000        $130,000         $120,000

    ----------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------


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

         House America(R) is the Company's affordable home loan program for low- and moderate-income borrowers, offering loans that are eligible for purchase by Fannie Mae and Freddie Mac. During the years ended February 28(29), 1997 and 1996, the Company produced approximately $0.6 billion and $1.3 billion, respectively, of mortgage loans under this program. The decline in House America production from the fiscal year ended February 29, 1996 to the year ended February 28, 1997, was the result of an improvement in the relative attractiveness of FHA loan products as an alternative means of providing homeownership to low- and moderate-income borrowers. House America(R) personnel work with all of the Company's production divisions to help properly implement the flexible underwriting guidelines. In addition, an integral part of the program is the House America(R) Counseling Center, a free educational service, which can provide consumers a homebuyers educational program, pre-qualify them for a loan or provide a customized budget plan to help consumers obtain their goal of home ownership. To assist a broad spectrum of consumers, counselors are bilingual and work with consumers for up to one year, providing guidance on a regular basis via phone and mail. The Company also organizes and participates in local homebuyer fairs across the country. At these fairs, branch personnel and Counseling Center counselors discuss various loan programs, provide free prequalfications and distribute credit counseling and homebuyer education videos and workbooks.

    The Company's affordable housing outreach also includes participation in over 80 local mortgage revenue bond programs for first-time home buyers. Federal law allows local government agencies to sell tax exempt bonds to purchase mortgages securing loans made to first-time, lower-income home buyers. These programs thereby provide for mortgages with fixed interest rates that are lower than then-current market rates.

         In addition, a selection of applications from certain designated minority and other borrowers that are initially recommended for denial within the Company's Consumer Markets Division is forwarded for an additional review by a manager of the Company to insure that denial is appropriate. The application of more flexible underwriting guidelines may carry a risk of increased delinquencies. However, because the loans in the portfolio are generally serviced on a non-recourse basis, the Company's exposure to credit loss resulting from increased delinquency rates is substantially limited. Further, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.


Loan Underwriting

         The Company's guidelines for underwriting FHA-insured loans and VA-guaranteed loans comply with the criteria established by such agencies. The Company's guidelines for underwriting conventional conforming loans comply with the underwriting criteria employed by Fannie Mae and/or Freddie Mac. The Company's underwriting guidelines and property standards for conventional non-conforming loans are based on the underwriting standards employed by private investors for such loans. In addition, conventional loans originated or purchased by the Company with a loan-to-value ratio greater than 80% at origination are covered by private mortgage insurance (which may be paid by the borrower or by the lender).

     In conjunction with fair lending initiatives undertaken by both Fannie Mae and Freddie Mac, the Company has established affordable home loan programs for low- and moderate-income and designated minority borrowers offering more flexible underwriting guidelines than historical industry standards. See "Business--Mortgage Banking Operations--Fair Lending Programs."

         The following describes the general underwriting criteria taken into consideration by the Company in determining whether to approve a Prime mortgage loan application.

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

   Debt-to-Income Ratios

         Generally, an applicant's monthly income should be three times the amount of monthly housing expenses (loan payment, real estate taxes, hazard insurance and homeowner association dues, if applicable). Monthly income should generally be two and one-half times the amount of total fixed monthly obligations (housing expense plus other obligations such as car loans or credit card payments). Other areas of financial strength, such as equity in the property, large cash reserves or a history of meeting prior home mortgage or rental obligations are considered to be compensating factors and may result in an adjustment of these ratio limitations.

   Credit History

         An applicant's credit history is examined for both favorable and unfavorable occurrences. An applicant who has made payments on outstanding or previous credit obligations according to the contractual terms may be considered favorable. Unfavorable items such as slow payment records, suits, judgments, bankruptcy, liens, foreclosure or garnishments are discussed with the applicant in order to determine the reasons for the unfavorable rating. In some instances, the applicant may explain the reasons for these ratings to indicate that there were extenuating circumstances beyond the applicant's control which would mitigate the effect of such unfavorable items on the credit decision. Credit scoring is used in some cases to supplement evaluation of an applicant's credit history.

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

  Maximum Indebtedness to Appraised Value

         Generally, the maximum amount the Company will loan is 95% of the appraised value of the property. For certain types of loans, this percentage may be increased. Loan amounts in excess of 80% of the appraised value require mortgage insurance to protect against foreclosure loss. After funding and sale of the mortgage loans, the Company's exposure to credit loss in the event of non-performance by the mortgagor is limited as described in the section "Business--Mortgage Banking Operations--Sale of Loans."

Geographic Distribution

         The following table sets forth the geographic distribution of the Company's mortgage, home equity and Sub-prime loan production for the year ended February 28, 1997.

        --- --------------------------------------------------------------------------------------------- ---
                                        Geographic Distribution of the Company's
                                Prime Mortgage, Home Equity and Sub-prime Loan Production
        --- ----------------------------- -- ------------------ -- ----------------- -- ----------------- ---
                                                                                         Percentage of
                                                  Number              Principal           Total Dollar
               (Dollar amounts in                of Loans               Amount               Amount
            millions)
        --- ----------------------------- -- ------------------ -- ----------------- -- ----------------- ---
               California                          74,547            $9,378,990               24.8%
               Florida                             21,947             1,789,521                4.7%
               Texas                               19,627             1,725,552                4.6%
               Michigan                            16,291             1,633,920                4.3%
               Illinois                            13,530             1,478,097                3.9%
               Colorado                            12,693             1,427,256                3.8%
               Ohio                                16,624             1,407,647                3.7%
               Washington                          11,737             1,267,116                3.4%
               Arizona                             12,519             1,177,569                3.1%
               Georgia                             12,115             1,138,153                3.0%
               Maryland                             9,642             1,119,214                3.0%
               New York                             9,248             1,071,971                2.8%
               Virginia                             9,342             1,013,037                2.7%
               Massachusetts                        7,475               966,530                2.6%
               Utah                                 8,994               918,843                2.4%
               Nevada                               7,864               854,458                2.3%
               New Jersey                           7,083               799,657                2.1%
               Others (1)                          91,773             8,643,230               22.8%
                                             ------------------    -----------------    -----------------

                                                  363,051           $37,810,761              100.0%
                                             ==================    =================    =================

        --- ----------------------------- -- ------------------ -- ----------------- -- ----------------- ---
         (1)  No other state constitutes more than 2.0% of the total dollar amount of loan production.

California mortgage loan production as a percentage of total mortgage loan production (measured by principal balance) for the fiscal years ended February 28(29), 1997, 1996 and 1995 was 25%, 31% and 31%, respectively. Loan production within California is geographically dispersed, which minimizes dependence on any individual local economy. The decline in the percentage of the Company's mortgage loan production in California during the period ended February 28, 1997 is the result of implementing the Company's strategy to expand production capacity and market share outside of California. At February 28, 1997, 81% of the Consumer Markets Division branch offices and the Wholesale Division loan centers were located outside of California.

         The following table sets forth the distribution by county of the Company's California loan production for the year ended February 28, 1997.

        --- ---------------------------------------------------------------------------------------------- --
                                    Distribution by County of the Company's California
                                                     Loan Production
        --- ----------------------------- -- ------------------ -- ----------------- -- ------------------ --
                                                                                          Percentage of
                                                  Number              Principal           Total Dollar
               (Dollar amounts in                of Loans               Amount               Amount
            millions)
        --- ----------------------------- -- ------------------ -- ----------------- -- ------------------ --
               Los Angeles                         19,163              $2,562.4               27.3%
               San Diego                            5,030                 595.1                6.3%
               Placer                               3,917                 561.1                6.0%
               Sacramento                           4,486                 487.7                5.2%
               Orange                               3,372                 476.1                5.1%
               Others (1)                          38,579               4,696.6               50.1%
                                             ------------------    -----------------    ------------------

                                                   74,547              $9,379.0              100.0%
                                             ==================    =================    ==================

        --- ----------------------------- -- ------------------ -- ----------------- -- ------------------ --
         (1)  No other county in California constitutes more than 5.0%  of the total dollar amount of California loan production.

Sale of Loans

         As a mortgage banker, the Company customarily sells all loans that it originates or purchases. The Company packages substantially all of its FHA-insured and VA-guaranteed mortgage loans into pools of loans. It sells these pools in the form of modified pass-through MBS guaranteed by the Government National Mortgage Association ("Ginnie Mae") to national or regional broker-dealers. With respect to loans securitized through Ginnie Mae programs, the Company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA (at present, generally 25% to 50% of the loan, up to a maximum amount of $50,750, depending upon the amount of the loan). Conforming conventional loans may be pooled by the Company and exchanged for securities guaranteed by Fannie Mae or Freddie Mac, which securities are then sold to national or regional broker-dealers. Loans securitized through Fannie Mae or Freddie Mac are sold on a non-recourse basis whereby foreclosure losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company. To guarantee timely and full payment of principal and interest on MBS and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio, the Company pays guarantee fees to Fannie Mae, Freddie Mac and Ginnie Mae.

    Alternatively, the Company may sell FHA-insured and VA-guaranteed mortgage loans and conforming conventional loans, home equity and Sub-prime loans, and consistently sells its jumbo loan production, to large buyers in the secondary market (which can include national or regional broker-dealers) on a non-recourse basis. These loans can be sold either on a whole-loan basis or in the form of pools backing securities which are not guaranteed by any governmental instrumentality but which generally have the benefit of some form of external credit enhancement, such as insurance, letters of credit, payment guarantees or senior/subordinated structures. Substantially all Prime mortgage loans sold by the Company are sold without recourse, subject in the case of VA loans to the limits of the VA guaranty described above. For the fiscal years ended February 28(29), 1997, 1996 and 1995, the aggregate loss experience of the Company on VA loans in excess of the VA guaranty was approximately $9.3 million, $3.8 million and $2.6 million, respectively. In the opinion of management, the losses on VA loans increased from the year ended February 29, 1996 to the year ended February 28, 1997 primarily due to the aging of the VA loan servicing portfolio and declines in values of properties securing VA loans, particularly in California.

    The Company retains credit risk on the home equity and Sub-prime loans it sells in the form of pools backing securities. As such, through retention of a subordinated interest in the trust, the Company bears primary responsibility for credit losses on the loans. At February 28, 1997, the Company had investments in such subordinated interests amounting to $106 million, which represents the maximum exposure to credit losses on the securitized home equity and Sub-prime loans. While the Company does not retain credit risk with respect to the Prime mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of the representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company.

         CWM, a real estate investment trust managed by a subsidiary of the Company, may purchase at market prices both conforming and non-conforming conventional loans from the Company. During the years ended February 28(29), 1997, 1996 and 1995, CWM purchased $51.5 million, $14.3 million and $80.4 million, respectively, of conventional non-conforming mortgage loans from the Company.

    In order to offset the risk that a change in interest rates will result in a decrease in the value of the Company's current mortgage loan inventory or its commitments to purchase or originate mortgage loans ("Committed Pipeline"), the Company enters into hedging transactions. The Company's hedging policies generally require that substantially all of the Company's inventory of conforming and government loans and the maximum portion of its Committed Pipeline that the Company believes may close be hedged with forward contracts for the delivery of MBS or options on MBS. The inventory is then used to form the MBS that will fill the forward delivery contracts and options. The Company hedges its inventory and Committed Pipeline of jumbo mortgage loans by using whole-loan sale commitments to ultimate buyers or by using temporary "cross hedges" with sales of MBS since such loans are ultimately sold based on a market spread to MBS. As such, the Company is not exposed to significant risk nor will it derive any significant benefit from changes in interest rates on the price of the inventory net of gains or losses of associated hedge positions. The correlation between the price performance of the inventory being hedged and the hedge instruments is very high due to the similarity of the asset and the related hedge instrument. The Company is exposed to the risk that the portion of loans from the Committed Pipeline that actually closes at the committed price is less than or more than the amount estimated to close in the event of a decline or rise in rates during the commitment period. The amount of loans estimated to close from the Committed Pipeline is influenced by many factors, including the composition of the Company's Committed Pipeline, the historical portion of the Committed Pipeline that has closed given changes in interest rates and the timing of such closings. See Note G to the Company's Consolidated Financial Statements.

Loan Servicing

         The Company services on a non-recourse basis substantially all of the mortgage loans that it originates or purchases pursuant to servicing agreements with investors in the loans. In addition, the Company purchases bulk servicing contracts, also on a non-recourse basis, to service single-family residential mortgage loans originated by other lenders. Servicing contracts acquired through bulk purchases accounted for 16% of the Company's mortgage servicing portfolio as of February 28, 1997. Servicing mortgage loans includes collecting and remitting loan payments, answering customers' questions, making advances when required, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and hazard insurance, making any physical inspections of the property, counseling delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. The Company receives a fee for servicing mortgage loans ranging generally from 1/4% to 1/2% per annum on the declining principal balances of the loans. The servicing fee is collected by the Company out of monthly mortgage payments.

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



     Generally, it is the Company's strategy to build and retain its servicing portfolio. Loans are serviced from two facilities located in Simi Valley, California and Plano, Texas (see "Properties"). The Company has developed systems that enable it to service mortgage loans efficiently and therefore enhance earnings from its investments in servicing rights. Some of these systems are highlighted in the following paragraphs.

    All data elements pertaining to each individual loan are entered into the applicable automated loan system at the point of origination or acquisition. These data elements are captured and automatically transferred to the loan servicing system without manual intervention.

    Customer service representatives in both servicing facilities have access to on-line screens containing all pertinent data about a customer's account, thus eliminating the need to refer to paper files and shortening the average length of a customer call. The Company's telephone system controls the flow of calls to each servicing site and has a "Smart Call Routing" filter. This filter is designed to match the originating phone number to phone numbers in the Company's data base. Having identified the customer, the Company can communicate topical loan information electronically without requiring the caller to enter information. The caller can get more detailed information through an Interactive Voice Response application or can speak with a customer service representative. Countrywide also features an Internet site for existing customers wherein the customer can obtain current account status, history, answers to frequently asked questions and a dictionary to help the customer understand industry terminology.

    The collection department utilizes its collection management system in conjunction with its predictive dialing system to maximize and track each individual collector's performance as well as to track the success of each collection campaign.

    The Company tracks its foreclosure activity through its default processing system ("DPS"). DPS is a client server based application which allows each foreclosure to be assigned to a state/investor specific workflow template. The foreclosure processor is automatically guided through each function required to successfully complete a foreclosure in any state and for any investor.

    The company's high speed payment processing equipment enables the Company to deposit virtually all cash on the same day as it is received, thereby minimizing float.

    The insurance department, in conjunction with one of the Company's business partners, has developed a client server based application that generally eliminates paper billings and automates decision making.

         The Company believes that the financial results of its servicing portfolio hedging activities largely offset the effect of interest rate fluctuations on the earnings from its loan servicing activities. The Company also believes that its loan production earnings are countercyclical to its loan servicing earnings. In general, the value of the Company's servicing portfolio and the income generated therefrom improve as interest rates increase and decline when interest rates fall. Generally, in an environment of increasing interest rates, the rate of current and projected future prepayments decreases, resulting in a decreased rate of amortization and impairment of mortgage servicing rights, and a decrease in gain from servicing portfolio hedging activities. Amortization and impairment, net of servicing hedge gain, is deducted from loan administration revenue. An increase in interest rates also generally causes loan production (particularly refinancings) to decline. Generally, in an environment of declining interest rates, the rate of current and projected future prepayments increases, resulting in an increased rate of amortization and impairment of mortgage servicing rights. However, the Company's servicing portfolio hedging activities generally generate a gain during periods of declining interest rates. At the same time, the decline in interest rates generally contributes to high levels of loan production (particularly refinancings).

         The following table sets forth certain information regarding the Company's servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, for the periods indicated.

    ---------------------------------- -- -------------------------------------------------------------------------
    (Dollar amounts in millions)                                Year Ended February 28(29),
    ---------------------------------- -- -------------------------------------------------------------------------
    Composition of Servicing                 1997           1996            1995           1994           1993
    Portfolio
                                          ----------- -- ------------ -- ----------- -- ----------- -- ------------
        at Period End:
    FHA-Insured Mortgage Loans             $ 30,686.3    $  23,206.5     $ 17,587.5     $  9,793.7     $  8,233.8
    VA-Guaranteed Mortgage Loans             13,446.4       10,686.2        7,454.3        3,916.0        3,307.2
    Conventional Mortgage Loans             112,685.4      102,417.0       87,998.2       70,915.2       42,876.8
    Home Equity Loans                           689.9          204.5           31.3            -              -
    Sub-prime Loans                           1,048.9          289.1            -              -              -
                                          -----------    ------------    -----------    -----------    ------------
           Total Servicing Portfolio       $158,556.9     $136,803.3     $113,071.3      $84,624.9      $54,417.8
                                          ===========    ============    ===========    ===========    ===========

    Beginning Servicing Portfolio          $136,803.3     $113,071.3     $ 84,624.9      $54,417.8      $27,543.0
    Add:  Loan Production                    37,810.8       34,583.7       27,866.2       52,458.9       32,387.8
             Bulk Servicing  and
    Subservicing                              2,808.1        6,428.5       17,888.1        3,514.9        3,083.9
             Acquired
    Less: Servicing Transferred (1)             (70.8)         (53.5)      (6,287.4)          (8.1)         (12.6)
             Runoff  (2)                    (18,794.5)     (17,226.7)     (11,020.5)     (25,758.6)      (8,584.3)
                                          ===========    ============    ===========    ===========    ===========
    Ending Servicing Portfolio             $158,556.9     $136,803.3     $113,071.3      $84,624.9      $54,417.8
                                          ===========    ============    ===========    ===========    ===========

    Delinquent Mortgage Loans and Pending
      Foreclosures at Period End (3):
         30 days                             2.26%          2.13%           1.80%           1.82%         2.05%
         60 days                             0.52           0.48            0.29            0.28          0.40
         90 days or more                     0.66           0.59            0.42            0.39          0.58
                                          -----------    -----------    ------------    -----------    ------------
              Total Delinquencies            3.44%          3.20%           2.51%           2.49%         3.03%
                                          ===========    ===========    ============    ===========    ===========
    Foreclosures Pending                     0.71%          0.49%           0.29%           0.29%         0.36%
                                          -----------    -----------    ------------    -----------    ------------

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


         At  February   28,  1997,   the   Company's   servicing   portfolio  of
single-family mortgage loans was stratified by interest rate as follows.

   -- -------------------------- -- --------------------------------------------------------------------------------
         (Dollar amounts in                              Total Portfolio at February 28, 1997
              millions)
   -- -------------------------- -- --------------- -- -------------- -- --------------------- -- --------------- --
                                                                                                     Mortgage
                                                                               Weighted             Servicing
              Interest                Principal           Percent              Average                Rights
                Rate                   Balance           of Total          Maturity (Years)          Balance
   -- -------------------------- -- --------------- -- -------------- -- --------------------- -- --------------- --
           7% and under               $ 31,286.3            19.7%                23.8                $  659.2
           7.01-8%                      74,886.5            47.3%                25.8                 1,516.1
           8.01-9%                      43,501.0            27.4%                27.0                   726.0
           9.01-10%                      7,430.3             4.7%                26.3                   105.0
           over 10%                      1,452.8             0.9%                24.5                    17.5
                                    ===============    ==============    =====================    ===============
                                      $158,556.9           100.0%                25.7                $3,023.8
                                    ===============    ==============    =====================    ===============

   -- -------------------------- -- --------------- -- -------------- -- --------------------- -- --------------- --

         The weighted average interest rate of the single-family mortgage loans in the Company's servicing portfolio at both February 28(29), 1997 and 1996, was 7.8%. At February 28, 1997, 81% of the loans in the servicing portfolio bore interest at fixed rates and 19% bore interest at adjustable rates. The weighted average net service fee of the loans in the portfolio was 0.402% at February 28, 1997 and the weighted average interest rate of the fixed-rate loans in the servicing portfolio was 7.8%.

         The following table sets forth the geographic distribution of the Company's servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, as of February 28, 1997.

    --------------------------------------------------------- -- ----------------------------- --------------------
                                                                   Percentage of Principal
                                                                       Balance Serviced
    --------------------------------------------------------- -- ----------------------------- --------------------

                      California                                              37.3%
                      Florida                                                  4.6%
                      Texas                                                    4.3%
                      Washington                                               3.4%
                      New York                                                 3.1%
                      Illinois                                                 3.0%
                      Colorado                                                 2.9%
                      Arizona                                                  2.7%
                      Virginia                                                 2.6%
                      Massachusetts                                            2.5%
                      New Jersey                                               2.5%
                      Ohio                                                     2.5%
                      Maryland                                                 2.5%
                      Georgia                                                  2.3%
                      Michigan                                                 2.0%
                      Other (1)                                               21.9%
                                                                         ==============
                                                                             100.0%
                                                                         ==============

    --------------------------------------------------------- ---------- -------------- ---------------------------
(1)  No other state contains more than 2.0% of the properties securing loans in the Company's servicing portfolio.

Financing of Mortgage Banking Operations

         The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently utilizes commercial paper supported by CHL's revolving credit facility, medium-term notes, MBS repurchase agreements, subordinated notes, pre-sale funding facilities, an optional cash purchase feature in the dividend reinvestment plan, redeemable capital trust pass-through securities and cash flow from operations. The Company estimates that it had available committed and uncommitted credit facilities aggregating approximately $7.1 billion at February 28, 1997. In the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from CHL's revolving credit facility and public offerings of common and preferred stock. For further information on the material terms of the borrowings utilized by the Company to finance its inventory of mortgage loans and MBS and its investment in servicing rights, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Company continues to investigate and pursue alternative and supplementary methods to finance its operations through the public and private capital markets. These may include such methods as mortgage loan sale transactions designed to expand the Company's financial capacity and reduce its cost of capital and the securitization of servicing income cash flows.

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

C.   Countrywide Asset Management Corporation

         Through its subsidiary Countrywide Asset Management Corporation ("CAMC"), the Company manages the investments and oversees the day-to-day operations of CWM and its subsidiaries. This relationship is in the process of being restructured, as described in the following paragraph. For performing these services, CAMC receives a base management fee of 1/8 of 1% per annum of CWM's average-invested mortgage-related assets not pledged to secure collateralized mortgage obligations ("CMOs"). CAMC also receives a management fee equal to 0.2% per annum of the average amounts outstanding under CWM's warehouse lines of credit. In addition, CAMC receives incentive compensation equal to 25% of the amount by which the CWM annualized return on equity exceeds the ten-year U.S. treasury rate plus 2%. As of December 31, 1996, 1995 and 1994, the consolidated total assets of CWM were $3.4 billion, $2.6 billion and $2.0 billion, respectively. During the fiscal years ended February 28(29), 1997, 1996 and 1995, CAMC earned $1.6 million, $2.0 million and $0.3 million, respectively, in base management fees from CWM and its subsidiaries. In addition, during the fiscal years ended February 28(29), 1997, 1996 and 1995, CAMC recorded $8.6 million, $6.6 million and $1.1 million, respectively, in incentive compensation. At February 28, 1997, the Company owned 1,120,000 shares, or approximately 2.2%, of the common stock of CWM.

    On January 29, 1997, CCI and CWM entered into an agreement pursuant to which CWM will acquire the operations and employees of CAMC, and as a result, CWM will cease paying the management fee. The proposed transaction is structured as a merger of CAMC with and into CWM with CCI to receive approximately 3.6 million newly issued common shares of CWM. Based on the closing sales price of CWM common stock on the New York Stock Exchange on May 5, 1997, the market value of CWM common stock to be received in the proposed transaction is approximately $72 million. The closing of the transaction is contingent on, among other things, the receipt of required regulatory approvals. There can be no assurance that the proposed transaction will be consummated. See Note K to the Company's Consolidated Financial Statements.

D.   Other Operations

         Through various other subsidiaries, the Company conducts business in a number of areas related to the mortgage banking business. The activities of these subsidiaries are described in the following paragraphs:

         The Company operates a securities broker-dealer, Countrywide Securities Corporation ("CSC"), which is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. CSC trades MBS and other mortgage-related assets with broker-dealers and institutional investors.

         The Company's insurance agency subsidiary, Countrywide Agency, Inc., acts as an agent for the sale of insurance, including homeowners, fire, flood, earthquake, auto, annuities, home warranty, life and disability, to CHL's mortgagors and others.

         Another subsidiary of the Company, CTC Foreclosure Services Corporation, serves as trustee under deeds of trust in connection with foreclosures on loans in the Company's servicing portfolio in California and certain other states.

         Countrywide   Servicing   Exchange  ("CSE")  is  a  national  servicing
brokerage and consulting firm. CSE acts as an agent facilitating transactions between buyers and sellers of bulk servicing contracts.

         LandSafe, Inc. and its subsidiaries act as a title insurance agent and a provider of escrow services, appraisal and credit reporting services. The Company offers title insurance commitments and policies, settlement services and property profiles to realtors, builders, consumers, mortgage brokers and other financial institutions. Appraisal services are provided to consumers, mortgage brokers and other financial institutions through a network of appraisers. Credit reporting services are also provided to the Company and its subsidiaries.

         Countrywide General Agency of Texas, Inc., manages the day-to-day operations of an agency for the sale of homeowners, life and automobile insurance to CHL customers in the State of Texas.

         Two of the Company's subsidiaries, Charter Reinsurance Corporation ("CRC") and Second Charter Reinsurance Corporation ("SCRC"), partially reinsure loans originated by the Company that are insured by the mortgage insurance companies with which CRC and SCRC have entered into a reinsurance agreement. CRC and SCRC share in the premiums collected and losses incurred by the mortgage insurance company.

         Countrywide Financial Services, Inc. ("CFSI") (formerly Leshner Financial, Inc.), operates as a service provider for unaffiliated mutual funds, broker-dealer, investment advisor and fund manager. CFSI currently has approximately $1 billion in funds under management and services accounts aggregating over $9 billion for other fund management companies.

         Countrywide Tax Services Corporation ("CTSC") provides tax services for CHL mortgagors. CTSC monitors the payment of real estate taxes and pays property tax bills from mortgagors' escrow accounts.

E.   Proprietary Data Processing Systems

         The Company employs technology wherever applicable and continually searches for new and better ways of both providing services to its customers and maximizing the efficiency of its operations. Proprietary systems currently in use by the Company include CLUESTM, an artificial intelligence system that is designed to expedite the review of applications, credit reports and property appraisals. The Company believes that CLUESTM increases underwriters' productivity, reduces costs and provides greater consistency to the underwriting process. Other systems currently in use by the production divisions are the EDGE (primarily used by the Consumer Markets and Wholesale Lending Divisions) and GEMS (primarily used by the Correspondent Lending Division) systems, which are loan origination and telemarketing systems that are designed to reduce the time and cost associated with the loan application and funding process. These front-end systems were internally developed for the Company's exclusive use and are integrated with the Company's loan servicing, sales, accounting, treasury and other systems. The Company believes that both the EDGE and GEMS systems improve the quality of its loan products and customer service by: (i) reducing the risk of deficient loans; (ii) facilitating accurate and customized pricing;
(iii) promptly generating loan documents with the use of laser printers; (iv) providing for electronic communication with credit bureaus, financial institutions, HUD and other third parties; (v) providing Internet home page access for Correspondent Lending customers and (vi) generally minimizing manual data input. The Company believes both EDGE and GEMS significantly reduce origination and processing costs and speed funding time.

         The Company has developed and implemented DirectLine Plus(R), which is designed to provide support to mortgage brokers and enable them to obtain the latest pricing, to review the Company's lending program guidelines, to submit applications, to directly obtain information about specific loans in progress and to send and receive electronic messages to and from the Company's processing center. Recent enhancements to DirectLine Plus(R) integrate that application with CLUES-ON-LINE, an adaptation of CLUESTM, which is designed to allow the mortgage broker to submit loan information and receive a qualified underwriting decision within minutes.

         Another system developed and implemented by the Company is the LOAN COUNSELOR. The LOAN COUNSELOR is designed for telemarketing and production branches and is currently being used by the Telemarketing unit in conjunction with its Customer Contact Management System ("CCMS"). (See discussion in the following paragraph.) LOAN COUNSELOR provides the Telemarketing unit the ability to: (i) pre-qualify a prospective applicant; (ii) provide "what if" scenarios to help find the appropriate loan product; (iii) obtain an on-line price quote;
(iv) take an application; (v) request a credit report electronically through LandSafe, Inc.; (vi) issue a LOCK 'N SHOP (R) certificate and (vii) transmit a loan application to the production units for processing.

         CCMS is a telemarketing application designed to provide enterprise-wide information on both current and prospective customers. CCMS helps the production divisions identify prospective customers to solicit for specific products or services, and obtain the results of any solicitation. Management believes that CCMS will provide the Company the opportunity to (i) reduce the loss of customers who prepay their loan and obtain a new loan from another source and
(ii) generate additional revenue by cross-selling other products and services.

         The Company also participates on the Internet with the goal of enhancing business partner relationships and providing loan origination services directly to the consumer. The Company has a public site on the World Wide Web from which information as to product offerings, as well as prequalification applications, can be obtained. In addition, a similar 'private site' is available for business partners of the Correspondent Lending Division to view pricing and product information, as well as loan status. In management's view, the Internet provides a unique medium to deliver mortgage services at a cost significantly lower than that incurred in conventional marketing methods.


F.   Regulation

         The Company's mortgage banking business is subject to the rules and regulations of HUD, FHA, VA, Fannie Mae, Freddie Mac and Ginnie Mae with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination, provide for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Moreover, FHA lenders such as the Company are required annually to submit to the Federal Housing Commissioner audited financial statements, and Ginnie Mae requires the maintenance of specified net worth levels (which vary depending on the amount of Ginnie Mae securities issued by the Company). The Company's affairs are also subject to examination by the Federal Housing Commissioner at all times to assure compliance with the FHA regulations, policies and procedures. Mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, inter alia, prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

         Additionally, various state laws and regulations affect the Company's mortgage banking operations. The Company is licensed as a mortgage banker or regulated lender in those states in which such license is required.

         Conventional mortgage operations may also be subject to state usury statutes. FHA and VA loans are exempt from the effect of such statutes.

         Securities broker-dealer and mutual fund operations are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.

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

         In recent years, the aggregate share of the United States market for residential mortgage loans that is served by mortgage bankers has risen, principally due to the decline in the savings and loan industry. According to industry statistics, mortgage bankers' aggregate share of this market increased from approximately 19% during calendar year 1989 to approximately 57% during calendar year 1996. The Company believes that it has benefited from this trend.

H.   Employees

         At February 28, 1997, the Company employed 6,134 persons, 2,460 of whom were engaged in production activities, 1,644 were engaged in loan administration activities and 2,030 were engaged in other activities, including 480 employees of CAMC who provide services solely to CWM. None of these employees is represented by a collective bargaining agent.

ITEM 2.            PROPERTIES

         The primary executive and administrative offices of the Company and its subsidiaries are currently located in leased space at 155 North Lake Avenue and 35 North Lake Avenue, Pasadena, California, and consist of 230,000 square feet. The Company also leases a 44,000 square foot facility in Calabasas, California, which primarily houses part of the Company's data processing operations. The principal leases covering such space expire in the year 2011. In September 1996, the Company acquired the facility at 4500 Park Granada Boulevard, Calabasas, California, which consists of approximately 225,000 square feet and is situated on 20.1 acres of land. This facility will house the primary executive and administrative offices of the Company and some of its subsidiaries. The Company also owns an office facility of approximately 300,000 square feet located on
43.5 acres in Simi Valley, California, which is used primarily to house a portion of the Company's loan servicing and data processing operations, and a 253,000 square foot office building situated on 21.5 acres in Plano, Texas, which houses additional loan servicing, loan production and data processing operations. In addition, the Plano facility provides the Company with a business recovery site located out of the state of California.

         The Company leases or owns office space in several other buildings in the Pasadena area. Additionally, CHL leases office space for each of its Consumer Markets Division branch offices (each ranging from approximately 300 to 2,840 square feet), Wholesale Division loan centers (each ranging from approximately 490 to 4,830 square feet) and Correspondent Division offices (each ranging from approximately 7,130 to 10,930 square feet). These leases vary in term and have different rent escalation provisions. In general, the leases extend through fiscal year 2002, contain buyout provisions and provide for rent escalation tied to increases in the Consumer Price Index or operating costs of the premises.


ITEM 3.            LEGAL PROCEEDINGS

         On June 22, 1995, a lawsuit was filed by Jeff and Kathy Briggs, as a purported class action, against CHL and a mortgage broker in the Northern Division of the United Sates District Court for the Middle District of Alabama. The suit claims, among other things, that in connection with residential mortgage loan closings, CHL made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages plus, as to certain claims, treble damages. CHL's management believes that its compensation programs to mortgage brokers comply with applicable law and with long-standing industry practice, and that it has meritorious defenses to the action. CHL intends to defend vigorously against the action and believes that the ultimate resolution of such claims will not have a material adverse effect on the Company's results of operations or financial position.

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


ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                                               PART II

ITEM 5.            MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                   STOCKHOLDER MATTERS

         The Company's common stock is listed on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange (Symbol: CCR). The following table sets forth the high and low sales prices (as reported by the NYSE) for the Company's common stock and the amount of cash dividends declared ` for the fiscal years ended February 28(29), 1997 and 1996.

   ----- --------------- ------------------------- --- ------------------------- --- -------------------------------
                                                                                             Cash Dividends
                               Fiscal 1997                   Fiscal 1996                        Declared
   ----- --------------- ------------ ------------ --- ------------ ------------ --- ---------------- --------------
         Quarter            High          Low             High          Low            Fiscal 1997     Fiscal 1996
   ----- --------------- ------------ ------------ --- ------------ ------------ --- ---------------- --------------

         First               $23.88       $19.75           $20.50       $15.50            $0.08           $0.08
         Second               25.13        20.75            23.13        18.38             0.08            0.08
         Third                30.25        23.25            26.75        20.00             0.08            0.08
         Fourth               31.13        26.38            24.00        19.00             0.08            0.08

   ----- --------------- ------------ ------------ --- ------------ ------------ --- ---------------- --------------

         The Company has declared and paid cash dividends on its common stock quarterly since 1979, except that no cash dividend was declared in the fiscal quarter ended February 28, 1982. For the fiscal years ended February 28(29), 1997 and 1996, the Company declared quarterly cash dividends aggregating $0.32 per share. On March 19, 1997, the Company declared a quarterly cash dividend of $0.08 per common share, paid April 30, 1997.

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

     As of May 5, 1997, there were 2,779 shareholders of record of the Company's common stock, with 106,383,483 common shares outstanding.


ITEM 6.            SELECTED CONSOLIDATED FINANCIAL DATA

    ----------------------------------------------- -----------------------------------------------------------------
                                                                      Years ended February 28(29),
    (Dollar amounts in thousands, except per           1997         1996         1995          1994         1993
    share data)
    ----------------------------------------------- ------------ ------------ ------------ ------------- ------------
    Selected Statement of Earnings Data:
    Revenues:
       Loan origination fees                          $193,079     $199,724     $203,426     $379,533      $241,584
       Gain (loss) on sale of loans                    247,450       92,341      (41,342)      88,212        67,537
                                                    ------------ ------------ ------------ ------------- ------------
          Loan production revenue                      440,529      292,065      162,084      467,745       309,121

       Interest earned                                 350,263      308,449      249,560      300,999       179,785
       Interest charges                               (316,705)    (281,573)    (205,464)    (219,898)     (128,612)
                                                    ------------ ------------ ------------ ------------- ------------
          Net interest income                           33,558       26,876       44,096       81,101        51,173

       Loan servicing income                           773,715      620,835      460,351      326,695       188,895
       Amortization and impairment/recovery of
          mortgage servicing rights                   (101,380)    (342,811)     (95,768)    (242,177)     (151,362)
       Servicing hedge benefit (expense)              (125,306)     200,135      (40,030)      73,400        74,075
       Less write-off of servicing hedge                     -            -      (25,600)           -             -
                                                    ------------ ------------ ------------ ------------- ------------
          Net loan administration income               547,029      478,159      298,953      157,918       111,608
                                                        91,346
       Commissions, fees and other income               91,346       63,642       40,650       48,816        33,656
       Gain on sale of servicing                             -            -       56,880            -             -
                                                    ------------ ------------ ------------ ------------- ------------
          Total revenues                             1,112,462      860,742      602,663      755,580       505,558
                                                    ------------ ------------ ------------ ------------- ------------
    Expenses:
       Salaries and related expenses                   286,884      229,668      199,061      227,702       140,063
       Occupancy and other office expenses             129,877      106,298      102,193      101,691        64,762
       Guarantee fees                                  159,360      121,197       85,831       57,576        29,410
       Marketing expenses                               34,255       27,115       23,217       26,030        12,974
       Other operating expenses                         80,188       50,264       37,016       43,481        24,894
       Branch and administrative office                      -            -        8,000            -             -
    consolidation costs
                                                    ------------ ------------ ------------ ------------- ------------
          Total expenses                               690,564      534,542      455,318      456,480       272,103
                                                    ------------ ------------ ------------ ------------- ------------
                                                       421,898
    Earnings before income taxes                       421,898      326,200      147,345      299,100       233,455
    Provision for income taxes                         164,540      130,480       58,938      119,640        93,382
                                                    ------------ ------------ ------------ ------------- ------------
                                                    ============ ============ ============ ============= =============
    Net earnings                                      $257,358     $195,720      $88,407     $179,460      $140,073
    =============================================== ============ ============ ============ ============= =============
    ----------------------------------------------- ============ ============ ============ ============= =============

    Per Share Data (1):
    Primary                                               $2.44        $1.95        $0.96        $1.97         $1.65
    Fully diluted                                         $2.42        $1.95        $0.96        $1.94         $1.52

    Cash dividends per share                              $0.32        $0.32        $0.32        $0.29         $0.25
    Weighted average shares outstanding:
       Primary                                      105,677,000  100,270,000  92,087,000   90,501,000    82,514,000
       Fully diluted                                106,555,000  100,270,000  92,216,000   92,445,000    92,214,000
    =============================================== ============ ============ ============ ============= =============
    ----------------------------------------------- ============ ============ ============ ============= =============

    Selected Balance Sheet Data at End of Period:
    Total assets                                    $8,089,292   $8,657,653   $5,710,182   $5,631,061    $3,369,499
    Short-term debt                                 $2,567,420   $4,423,738   $2,664,006   $3,111,945    $1,579,689
    Long-term debt                                  $2,367,661   $1,911,800   $1,499,306   $1,197,096    $  734,762
    Convertible preferred stock                              -            -            -            -    $
                                                                                                             25,800
    Common shareholders' equity                     $1,611,531   $1,319,755   $   942,558  $   880,137   $  693,105
    =============================================== ============ ============ ============ ============= =============
    ----------------------------------------------- ============ ============ ============ ============= =============

    Operating Data (dollar amounts in millions):
    Loan servicing portfolio (2)                      $158,585     $136,835     $113,111      $84,678       $54,484
    Volume of loans originated                       $  37,811    $  34,584    $  27,866      $52,459       $32,388
    =============================================== ============ ============ ============ ============= =============
   (1) Adjusted to reflect subsequent stock dividends and splits.
   (2) Includes warehoused loans and loans under subservicing agreements.


ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's strategy is concentrated on three components of its business: loan production, loan servicing and businesses ancillary to mortgage lending. See "Business--Mortgage Banking Operations." The Company intends to continue its efforts to increase its market share of, and realize increased income from, its loan production. In addition, the Company is engaged in building its loan servicing portfolio because of the returns it can earn from such investment. A strong production capability and a growing servicing portfolio are the primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates because the effect of interest rate changes on loan production income is countercyclical to their effect on servicing income. Finally, the Company is involved in business activities complementary to its mortgage banking business, such as acting as agent in the sale of insurance, including homeowners, fire, flood, earthquake, life and disability to its mortgagors and others; providing various title insurance and escrow services in the capacity of an agent rather than an underwriter; offering appraisal and credit reporting services; brokering servicing contracts and trading mortgage-backed securities ("MBS") and other mortgage-related assets.

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

         The fiscal year ended February 28, 1995 ("Fiscal 1995") was a period of transition from a mortgage market dominated by refinances resulting from historically low interest rates to an extremely competitive and smaller mortgage market in which refinances declined to a relatively small percentage of total fundings and customer preference for adjustable-rate mortgages increased. During this transition, which resulted from the increase in interest rates during the year, intense price competition developed that resulted in the Company experiencing negative production margins in Fiscal 1995. At the same time, the increase in interest rates caused a decline in the prepayment rate in the servicing portfolio which, combined with a decline in the rate of expected future prepayments, caused a reduction in amortization of the capitalized servicing fees receivable and purchased servicing rights. This decrease in amortization contributed to improved earnings from the Company's servicing activities. The Company addressed the challenges of the year by: (i) expanding its share of the home purchase market; (ii) reducing costs to maintain its production infrastructure in line with reduced production levels and (iii) accelerating the growth of its servicing portfolio by aggressively acquiring servicing contracts through bulk purchases. These strategies produced the following results: (i) home purchase production increased from $13.3 billion, or 25% of total fundings, in Fiscal 1994 to $19.5 billion, or 70% of total fundings, in Fiscal 1995, helping the Company maintain its position as the nation's leader in originations of single-family mortgages for the third consecutive year; (ii) the number of staff engaged in production activities declined from approximately 3,900 at the end of Fiscal 1994 to approximately 2,400 at the end of Fiscal 1995; (iii) production-related and overhead costs declined from $328 million in Fiscal 1994 to $270 million in Fiscal 1995 and
(iv) bulk servicing purchases increased to $17.6 billion in Fiscal 1995 from $3.4 billion in Fiscal 1994. These bulk servicing acquisitions, combined with slower prepayments caused by increased mortgage interest rates, helped the Company maintain its position as the nation's largest servicer of single-family mortgages for the second consecutive year. In Fiscal 1995, the Company's market share decreased to approximately 4% of the estimated $660 billion single-family mortgage origination market.

         The fiscal  year ended  February  29, 1996  ("Fiscal  1996") was then a record year in profits for the Company. Loan production increased to $34.6 billion from $27.9 billion in Fiscal 1995. The Company attributed the increase to: (i) a decline in mortgage interest rates during most of the year; (ii) the implementation of a national advertising campaign aimed at developing a brand identity for Countrywide and reaching the consumer directly and (iii) the opening of two telemarketing centers which, through the use of proprietary systems, provide product information specific to the potential borrower's needs and allow a telemarketer to take an application and pass it to a branch office for processing. For calendar 1995, the Company ranked second in the amount of single-family mortgage originations nationwide. In Fiscal 1996, the Company's market share increased to approximately 5% of the estimated $650 billion single-family mortgage origination market, up from approximately 4% of the estimated $660 billion market in Fiscal 1995. The interest rate environment that prevailed during Fiscal 1996 was favorable for fixed-rate mortgages. Additionally, the percentage of loan production attributable to refinances increased from

30% in Fiscal 1995 to 34% in Fiscal 1996, as borrowers took advantage of declining interest rates. During Fiscal 1996, the Company's loan servicing portfolio grew to $136.8 billion from $113.1 billion at the end of Fiscal 1995. This growth resulted from the Company's loan production during the year and bulk servicing acquisitions amounting to $5.2 billion, partially offset by prepayments, partial prepayments and scheduled amortization of $17.2 billion. The prepayment rate in the servicing portfolio was 12%, up from the prior year due to the decreasing mortgage interest rate environment in Fiscal 1996. However, this rate was lower than the 35% prepayment rate in Fiscal 1994 because a substantial number of loans in the servicing portfolio were produced in Fiscal 1994 and bear interest at rates lower than the lowest interest rate level reached during Fiscal 1996.

         The fiscal year ended February 28, 1997 ("Fiscal 1997") was a period in which interest rates were somewhat volatile, generally higher than during the previous fiscal year but at levels that remained conducive to certain refinance and home purchase activity. The Company's earnings increased 31% from Fiscal 1996. Loan production increased to $37.8 billion from $34.6 billion in the prior year. The Company attributed the increase in production to: (i) the generally strong economy and home purchase market; (ii) the continued implementation of a national advertising campaign, which was started in Fiscal 1996, aimed at developing a brand identity for Countrywide and reaching the consumer directly; and (iii) the integration of home equity and sub-prime lending into the Company's product offerings and production capacity. For calendar 1996, the Company ranked second in the amount of single-family mortgage originations nationwide. The Company's market share for both Fiscal 1997 and 1996 was approximately 5% of the estimated $800 billion and $650 billion, respectively, single-family mortgage origination market. During Fiscal 1997, the Company's loan servicing portfolio grew to $158.6 billion from $136.8 billion at the end of Fiscal 1996. This growth resulted from the Company's loan production during the year and bulk servicing acquisitions amounting to $1.4 billion, partially offset by prepayments, partial prepayments and scheduled amortization of $18.8 billion. The prepayment rate in the servicing portfolio was 11%, slightly down from the prior year due to the higher mortgage interest rate environment in Fiscal 1997.


RESULTS OF OPERATIONS

Fiscal 1997 Compared with Fiscal 1996

         Revenues for Fiscal 1997 increased 29% to $1,112.5 million from $860.7 million for Fiscal 1996. Net earnings increased 31% to $257.4 million in Fiscal 1997 from $195.7 million in Fiscal 1996. The increase in revenues and net earnings in Fiscal 1997 compared to Fiscal 1996 was primarily attributable to a larger gain on sale of loans resulting from greater sales of higher-margin home equity loans, sales of sub-prime loans in Fiscal 1997 at significantly higher margins than prime credit quality first mortgages, improved pricing margins on prime credit quality first mortgages, an increase in the size of the Company's servicing portfolio and higher loan production volume. These positive factors were partially offset by increased expenses in Fiscal 1997 over Fiscal 1996.

         The total volume of loans produced increased 9% to $37.8 billion for Fiscal 1997 from $34.6 billion for Fiscal 1996. Refinancings totaled $12.3 billion, or 33% of total fundings, for Fiscal 1997, as compared to $11.7 billion, or 34% of total fundings, for Fiscal 1996. Fixed-rate mortgage loan production totaled $27.9 billion, or 74% of total fundings, for Fiscal 1997, as compared to $26.9 billion, or 78% of total fundings, for Fiscal 1996.

Total loan volume in the Company's production divisions is summarized below.

-------------------------------------------- ------------------------------------ --------

       (Dollar amounts in millions)                    Loan Production
-------------------------------------------- ------------------------------------ --------

                                             Fiscal 1997            Fiscal 1996
                                             -------------          -------------

    Consumer Markets Division                  $  8,071               $  7,458
    Wholesale Lending Division                    8,430                  8,061
    Correspondent Lending Division               21,310                 19,065
                                             =============          =============

    Total Loan Volume                           $37,811                $34,584
                                             =============          =============

-------------------------------------------- ------------- -------- ------------- --------

    The factors which affect the relative volume of production among the Company's three divisions include the price competitiveness of each division's product offerings, the level of mortgage lending activity in each division's market and the success of each division's sales and marketing efforts.

         Included in the Company's total volume of loans produced are $613 million of home equity loans funded in Fiscal 1997 and $221 million funded in Fiscal 1996. Sub-prime credit quality loan production, which is also included in the Company's total production volume, was $864 million in Fiscal 1997 and $220 million in Fiscal 1996.

         At February 28(29), 1997 and 1996, the Company's pipeline of loans in process was $4.7 billion and $5.6 billion, respectively. Historically, approximately 43% to 77% of the pipeline of loans in process has funded. In addition, at February 28, 1997, the Company had committed to make loans in the amount of $1.8 billion, subject to property identification and approval of the loans (the "LOCK 'N SHOP (R) Pipeline"). At February 29, 1996, the LOCK 'N SHOP
(R) Pipeline was $1.3 billion. In Fiscal 1997 and Fiscal 1996, the Company received 499,861 and 460,486 new loan applications, respectively, at an average daily rate of $206 million and $194 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.

         Loan origination fees decreased in Fiscal 1997 as compared to Fiscal 1996 primarily because production by the Correspondent Division (which, due to its lower cost structures, charges lower origination fees per dollar loaned) comprised a greater percentage of total production in Fiscal 1997 than in Fiscal 1996. Gain on sale of loans improved in Fiscal 1997 as compared to Fiscal 1996 primarily due to the sale during Fiscal 1997 of higher-margin home equity and sub-prime loans and improved pricing margins on prime credit quality first mortgages. The sale of home equity loans contributed $20 million and $4 million to gain on sale of loans in Fiscal 1997 and Fiscal 1996, respectively. Sub-prime loans contributed $72 million to the gain on sale of loans in Fiscal 1997. There were no sub-prime loan sales in Fiscal 1996. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate volatility and the general direction of interest rates.

         Net interest income (interest earned net of interest charges) increased to $33.6 million for Fiscal 1997 from $26.9 million for Fiscal 1996. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($61.6 million and $35.0 million for Fiscal 1997 and Fiscal 1996, respectively); (ii) interest expense related to the Company's investment in servicing rights ($148.3 million and $112.4 million for Fiscal 1997 and Fiscal 1996, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($116.9 million and $102.3 million for Fiscal 1997 and Fiscal 1996, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was primarily attributed to a higher net earnings rate partially resulting from aggregating home equity and sub-prime loans (which generally bear interest at higher rates than prime credit quality first mortgages) prior to their sale or securitization. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio, partially offset by a decrease in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances (caused by growth of the servicing portfolio and an increase in the amount of prepayments), offset somewhat by a decrease in the earnings rate from Fiscal 1996 to Fiscal 1997.

         During Fiscal 1997, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At February 28, 1997, the Company serviced $158.6 billion of loans (including $3.9 billion of loans subserviced for others), compared to $136.8 billion (including $1.9 billion of loans subserviced for others) at February 29, 1996, a 16% increase. The growth in the Company's servicing portfolio during Fiscal 1997 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments and scheduled amortization of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at both February 28(29), 1997 and 1996 was 7.8%. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is countercyclical to loan production income. See "Prospective Trends - Market Factors."

    During Fiscal 1997, the prepayment rate of the Company's servicing portfolio was 11%, compared to 12% for Fiscal 1996. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market. The slight decrease in the prepayment rate from Fiscal 1996 to Fiscal 1997 was primarily attributable to a small decrease in refinance activity caused by somewhat higher interest rates during Fiscal 1997 than during Fiscal 1996.

    The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. In addition, to mitigate the effect on earnings of higher amortization and impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). These financial instruments include call options on interest rate futures and MBS, interest rate floors, interest rate swaps (with the Company's maximum payment capped) ("Swap Caps"), options on interest rate swaps ("Swaptions"), interest rate caps, principal-only ("P/O") swaps and certain tranches of collateralized mortgage obligations ("CMOs").

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



         The Servicing Hedge instruments utilized by the Company are designed to protect the value of the investment in mortgage servicing rights ("MSRs") from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of the hedge instruments declines. With respect to the options, Swaptions, floors, caps and CMOs, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. With respect to the Swap Caps contracts entered into by the Company as of February 28, 1997, the Company estimates that its maximum exposure to loss over the contractual term is $26.2 million. The Company's exposure to loss in the P/O swaps is related to changes in the market value of the referenced P/O security over the life of the contract. In Fiscal 1997, the Company recognized a net expense of $125.3 million from its Servicing Hedge. The net expense included unrealized losses of $56.9 million and realized losses of $68.4 million from the premium amortization and sale of various financial instruments that comprise the Servicing Hedge. In Fiscal 1996, the Company recognized a net benefit of $200.1 million from its Servicing Hedge. The net benefit included unrealized gains of $108.8 million and net realized gains of $91.3 million from the sale of various financial instruments that comprise the Servicing Hedge. There can be no assurance that the Company's Servicing Hedge will generate gains in the future, or if gains are generated, that they will fully offset impairment of the MSRs. See Note G to the Company's Consolidated Financial Statements.

    The Company recorded amortization and net impairment of its MSRs for Fiscal 1997 totaling $101.4 million (consisting of amortization amounting to $220.1 million and recovery of previous impairment of $118.7 million), compared to $342.8 million of amortization and impairment (consisting of amortization amounting to $168.0 million and net impairment of $174.8 million) for Fiscal
1996. The factors affecting the amount of amortization and impairment or recovery of the MSRs recorded in an accounting period include the level of prepayments during the period, the change in estimated future prepayments and the amount of Servicing Hedge gains or losses.

         During Fiscal 1997, the Company acquired bulk servicing rights for loans with principal balances aggregating $1.4 billion at a price of 1.60% of the aggregate outstanding principal balances of the servicing portfolios acquired. During Fiscal 1996, the Company acquired bulk servicing rights for loans with principal balances aggregating $5.2 billion at a price of 1.30% of the aggregate outstanding principal balances of the servicing portfolios acquired.

         Salaries and related expenses are summarized below for Fiscal 1997 and Fiscal 1996.

   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar amounts in                                              Fiscal 1997
      thousands)
   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
                                     Production           Loan          Corporate         Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                  $  91,054         $41,806         $54,244            $12,852        $199,956

      Incentive Bonus                   34,501             763          14,820              6,799          56,883

      Payroll Taxes and Benefits        15,105           7,747           5,389              1,804          30,045
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $140,660         $50,316         $74,453            $21,455        $286,884
                                     ============    =============    =============    =============    =============

      Average Number of                  2,303           1,555            1,107               251           5,216
      Employees

   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------


   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar amounts in                                              Fiscal 1996
       thousands)
   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
                                     Production           Loan          Corporate         Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                  $  68,502         $32,080         $46,504           $  9,711        $156,797

      Incentive Bonus                   33,022             445           9,711              4,546          47,724

      Payroll Taxes and Benefits        11,472           5,571           6,824              1,280          25,147
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $112,996         $38,096         $63,039            $15,537        $229,668
                                     ============    =============    =============    =============    =============

      Average Number of                 1,743           1,160              887               192           3,982
      Employees

   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

         The amount of salaries increased during Fiscal 1997 primarily due to an increase in the number of employees resulting from higher loan production and diversification of loan products, a larger servicing portfolio and growth in the Company's non-mortgage banking activities.

         Occupancy and other office expenses for Fiscal 1997 increased to $129.9 million from $106.3 million for Fiscal 1996 primarily due to: (i) the continued effort by the Company to expand its retail branch network, particularly outside of California, (ii) the purchase of an office facility to house the Company's primary executive and administrative offices and some of its non-mortgage banking subsidiaries, (iii) higher loan production, (iv) a larger servicing portfolio and (v) growth in the Company's non-mortgage banking activities.

    Guarantee fees represent fees paid to guarantee timely and full payment of principal and interest on MBS and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio. For Fiscal 1997, guarantee fees increased 31% to $159.4 million from $121.2 million for Fiscal 1996. The increase resulted from an increase in the servicing portfolio, changes in the mix of permanent investors and terms negotiated at the time of loan sales.

    Marketing expenses for Fiscal 1997 increased 26% to $34.3 million from $27.1 million for Fiscal 1996, reflecting the Company's continued implementation of a marketing plan to increase consumer brand awareness.

         Other operating expenses for Fiscal 1997 increased from Fiscal 1996 by $29.9 million, or 60%. This increase was due primarily to higher loan production, a larger servicing portfolio, increased reserves for bad debts and increased systems development and operation costs in Fiscal 1997 than in Fiscal 1996.


   Profitability of Loan Production and Servicing Activities

         In Fiscal 1997, the Company's pre-tax earnings from its loan production activities (which include loan origination and purchases, warehousing and sales) were $141.9 million. In Fiscal 1996, the Company's comparable pre-tax earnings were $61.2 million. The increase of $80.7 million was primarily attributable to a greater sale of higher-margin home equity loans, sales of sub-prime loans at significantly higher margins than prime credit quality first mortgages and improved pricing margins on prime credit quality first mortgages. There were no sub-prime loan sales in Fiscal 1996. These positive results were partially offset by higher production costs and a change in the internal method of allocating overhead between the Company's production and servicing activities. In Fiscal 1997, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent, marketing foreclosed properties and acting as reinsurer) was $254.2 million as compared to $251.2 million in Fiscal 1996. The increase of $3.0 million was due to an increase in the size of the servicing portfolio and in the rate of servicing and miscellaneous fees earned. Largely offsetting these positive factors was an increase in the net expense resulting from amortization and impairment of MSRs and from the Servicing Hedge from Fiscal 1996 to Fiscal 1997. The increase in such net expense is due primarily to increased amortization resulting from a higher cost basis in the MSRs. This higher basis is attributable to adoption of a new accounting standard effective March 1, 1995 that required recognition of originated mortgage servicing rights.

Profitability of Other Activities

         In addition to loan production and loan servicing, the Company offers ancillary products and services related to its mortgage banking activities. These include title insurance and escrow services, home appraisals, credit cards, management of a publicly traded real estate investment trust ("REIT"), securities brokerage and servicing rights brokerage. For Fiscal 1997, these activities contributed $25.8 million to the Company's pre-tax income compared to $13.8 million for Fiscal 1996. This increase to pre-tax income primarily results from improved performance of the title insurance, escrow and REIT management services.


Fiscal 1996 Compared with Fiscal 1995

         Revenues for Fiscal 1996 increased 43% to $860.7 million from $602.7 million for Fiscal 1995. Net earnings increased 121% to $195.7 million in Fiscal 1996 from $88.4 million in Fiscal 1995. Effective March 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 amended SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Since SFAS No. 122 prohibited retroactive application, historical accounting results were not restated and, accordingly, the accounting results for Fiscal 1996 are not directly comparable with Fiscal 1995. The overall impact on the Company's financial statements of adopting SFAS No. 122 was an increase in net earnings for Fiscal 1996 of $41.9 million, or $0.42 per share. In addition to the accounting change, the increase in revenues and net earnings for Fiscal 1996 compared to Fiscal 1995 was attributable to an increase in the size of the Company's servicing portfolio and improved pricing margins, partially offset by the non-recurring gain on sale of servicing in Fiscal 1995 which gain was offset, in part, by a non-recurring write-off of the Servicing Hedge during the same prior period.

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

Total loan volume in the Company's production divisions is summarized below.

-------------------------------------------- ------------------------------------ --------

       (Dollar amounts in millions)                    Loan Production
-------------------------------------------- ------------------------------------ --------

                                             Fiscal 1996            Fiscal 1995
                                             -------------          -------------

    Consumer Markets Division                  $  7,458               $  7,066
    Wholesale Lending Division                    8,061                  8,503
    Correspondent Lending Division               19,065                 12,297
                                             =============          =============

    Total Loan Volume                           $34,584                $27,866
                                             =============          =============

-------------------------------------------- ------------- -------- ------------- --------


         At February 29(28), 1996 and 1995, the Company's pipeline of loans in process was $5.6 billion and $3.6 billion, respectively. In addition, at February 29(28), 1996 and 1995, the Company's LOCK 'N SHOP (R) Pipeline was $1.3 billion and $2.7 billion, respectively. In Fiscal 1996 and Fiscal 1995, the Company received 460,486 and 315,632 new loan applications, respectively, at an average daily rate of $194 million and $141 million, respectively. The following actions were taken during Fiscal 1996 on the total applications received during that year: 309,433 loans (67% of total applications received) were funded and 101,747 applications (22% of total applications received) were either rejected by the Company or withdrawn by the applicant. The following actions were taken during Fiscal 1995 on the total applications received during that year: 220,715 loans (70% of total applications received) were funded and 66,725 applications (21% of total applications received) were either rejected by the Company or withdrawn by the applicant.

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

         Net interest income (interest earned net of interest charges) decreased to $26.9 million for Fiscal 1996 from $44.1 million for Fiscal 1995. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($35.0 million and $35.7 million for Fiscal 1996 and Fiscal 1995, respectively); (ii) interest expense related to the Company's investment in servicing rights ($112.4 million and $52.7 million for Fiscal 1996 and Fiscal 1995, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($102.3 million and $59.8 million for Fiscal 1996 and Fiscal 1995, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The decrease in net interest income from the mortgage loan warehouse was primarily attributable to a lower net earnings rate. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in Interest Costs Incurred on Payoffs. The increase in net interest income earned from the custodial balances was related to an increase in the earnings rate and an increase in the average custodial balances (caused by growth of the servicing portfolio and an increase in prepayments) from Fiscal 1995 to Fiscal 1996.

         During Fiscal 1996, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At February 29, 1996, the Company serviced $136.8 billion of loans (including $1.9 billion of loans subserviced for others), compared to $113.1 billion (including $0.7 billion of loans subserviced for others) at February 28, 1995, a 21% increase. The growth in the Company's servicing portfolio during Fiscal 1996 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments and scheduled amortization of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at February 29, 1996 was 7.8%, compared to 7.6% at February 28, 1995.

         During Fiscal 1996, the prepayment rate of the Company's servicing portfolio was 12%, as compared to 9% for Fiscal 1995.

    In Fiscal 1996, the Company recognized a net gain of $200.1 million from its Servicing Hedge. The net gain included unrealized gains of $108.8 million and realized gains of $91.3 million from the sale of various financial instruments that comprise the Servicing Hedge. As a part of the adoption of SFAS No. 122, the Company has revised its servicing hedge accounting policy, effective March 1, 1995, to adjust the basis of the capitalized servicing fees receivable and mortgage servicing rights for unrealized gains or losses in the derivative financial instruments comprising the Servicing Hedge. There can be no assurance that the Company's Servicing Hedge will generate gains in the future, or if gains are generated, that they will fully offset impairment of the MSRs. See Note G to the Company's Consolidated Financial Statements.

         The Company recorded amortization and impairment of its MSRs for Fiscal 1996 totaling $342.8 million (consisting of amortization amounting to $168.0 million and impairment of $174.8 million), compared to $95.8 million of amortization for Fiscal 1995. SFAS No. 122 requires that all capitalized mortgage servicing rights be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. Under SFAS No. 65, the impairment evaluation could be made using either discounted or undiscounted cash flows. No uniform required level of disaggregation was specified. The Company used a disaggregated undiscounted method.

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

   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar amounts in                                              Fiscal 1996
       thousands)
   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
                                     Production           Loan          Corporate         Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                    $68,502         $32,080         $46,504             $9,711        $156,797

      Incentive Bonus                   33,022             445           9,711              4,546          47,724

      Payroll Taxes and Benefits        11,472           5,571           6,824              1,280          25,147
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $112,996         $38,096         $63,039            $15,537        $229,668
                                     ============    =============    =============    =============    =============

      Average Number of                 1,743           1,160              887               192           3,982
      Employees

   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------


   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar amounts in                                              Fiscal 1995
      thousands)
   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
                                     Production           Loan          Corporate         Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                    $70,230         $23,929         $39,046             $6,811        $140,016

      Incentive Bonus                   21,178             463           8,637              4,204          34,482

      Payroll Taxes and Benefits        11,633           4,020           8,062                848          24,563
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $103,041         $28,412         $55,745            $11,863        $199,061
                                     ============    =============    =============    =============    =============

      Average Number of                 1,780             850              851               126           3,607
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

     Guarantee fees for Fiscal 1996 increased 41% to $121.2 million from $85.8 million for Fiscal 1995. This increase resulted primarily from an increase in the servicing portfolio.

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

         Other operating expenses for Fiscal 1996 increased from Fiscal 1995 by $13.2 million, or 36%. This increase was due primarily to an increase in unreimbursed costs on foreclosed loans resulting from a larger servicing portfolio, and an increased provision for bad debts resulting from home equity and sub-prime loans held in portfolio pending securitization.


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

   Profitability of Other Activities

         For Fiscal 1996, these activities contributed $13.8 million to the Company's pre-tax income compared to $12.6 million for Fiscal 1995. This increase to pre-tax income primarily results from improved performance of the securities brokerage and REIT management services.


INFLATION

         Inflation affects the Company in the areas of loan production and servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates increase, loan production, particularly from loan refinancings, decreases, although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by an improving economy or the anticipation of increasing real estate values. In such periods of reduced loan production, production margins may decline due to increased competition resulting from overcapacity in the market. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down thereby extending the average life of the Company's servicing portfolio and reducing both amortization and impairment of the MSRs and Interest Costs Incurred on Payoffs, and because the rate of interest earned from the custodial balances tends to increase. Conversely, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings primarily due to increased amortization and impairment of the MSRs, a decreased rate of interest earned from the custodial balances and increased Interest Costs Incurred on Payoffs. The impacts of changing interest rates on servicing-related earnings are reduced by performance of the Servicing Hedge, which is designed to mitigate the impact on earnings of higher amortization and impairment that may result from declining interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently utilizes commercial paper supported by the revolving credit facility, medium-term notes, MBS repurchase agreements, subordinated notes, pre-sale funding facilities, an optional cash purchase feature in the dividend reinvestment plan, redeemable capital trust pass-through securities and cash flow from operations. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from the revolving credit facility and public offerings of preferred stock.

         Certain of the debt obligations of the Company and Countrywide Home Loans, Inc. ("CHL") contain various provisions that may affect the ability of the Company and CHL to pay dividends and remain in compliance with such obligations. These provisions include requirements concerning net worth, current ratio and other financial covenants. These provisions have not had, and are not expected to have, an adverse impact on the ability of the Company and CHL to pay dividends.

         The Company continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include such methods as mortgage loan sale transactions designed to expand the Company's financial capacity and reduce its cost of capital and the securitization of servicing income cash flows. In December 1996, Countrywide Capital I, a statutory business trust and a subsidiary of the Company, issued $300 million of 8% Company-obligated redeemable capital trust pass-through securities, the proceeds of which were used to purchase subordinated debt securities from the Company. The Company used the net proceeds from the sale of the subordinated debt securities for general corporate purposes, principally to reduce short-term debt.

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

Cash Flows

         Operating Activities In Fiscal 1997, the Company's operating activities provided cash of approximately $2.0 billion on a short-term basis primarily from the decrease in its mortgage loans and MBS held for sale. Mortgage loans and MBS held for sale are generally financed with short-term borrowings; therefore, the operating cash so provided was used to repay short-term debt as discussed under "Financing Activities."

         Investing Activities The primary investing activity for which cash was used in Fiscal 1997 was the investment in servicing. Net cash used by investing activities was $0.9 billion for Fiscal 1997 and Fiscal 1996.

         Financing Activities Net cash used by financing activities amounted to $1.0 billion for Fiscal 1997. Net cash provided by financing activities amounted to $2.4 billion for Fiscal 1996. The decrease in cash flow from financing activities was primarily the result of net short-term debt repayments by the Company in Fiscal 1997 and net short-term borrowings during Fiscal 1996.


PROSPECTIVE TRENDS

   Applications and Pipeline of Loans in Process

         During Fiscal 1997, the Company received new loan applications at an average daily rate of $206 million and at February 28, 1997, the Company's pipeline of loans in process was $4.7 billion. This compares to a daily application rate in Fiscal 1996 of $194 million and a pipeline of loans in process at February 29, 1996 of $5.6 billion. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK `N SHOP(R) Pipeline at February 28, 1997 was $1.8 billion and at February 29, 1996 was $1.3 billion. For the month ended March 31, 1997, the average daily amount of applications received was $228 million, and at March 31, 1997, the pipeline of loans in process was $5.1 billion and the Lock n' Shop(R) Pipeline was $2.6 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the extent of price competition in the market, the direction of interest rates, seasonal factors and general economic conditions.

   Market Factors

         Mortgage interest rates generally decreased in Fiscal 1996 and were somewhat volatile, although generally slightly higher than the prior year, in Fiscal 1997. Loan production increased 9% from Fiscal 1996 to Fiscal 1997. This is primarily due to several factors. First, sub-prime and home equity loan fundings, which are generally less sensitive to interest rate fluctuations than prime credit quality first mortgages, increased from Fiscal 1996 to Fiscal 1997. Second, certain of the Company's loan products, particularly jumbo loan products, were more competitively priced in Fiscal 1997 than in Fiscal 1996. Further, home purchase market activity was stronger during Fiscal 1997 than in Fiscal 1996.

         The prepayment rate in the servicing portfolio declined slightly from Fiscal 1996 to Fiscal 1997. Because interest rates were generally higher in Fiscal 1997 than in Fiscal 1996, recovery of previously recorded impairment of MSRs was recognized and, conversely, the Servicing Hedge posted a loss.

         The Company's primary competitors are commercial banks, savings and loans and mortgage banking subsidiaries of diversified companies, as well as other mortgage bankers. Over the past three years, certain commercial banks have expanded their mortgage banking operations through acquisition of formerly independent mortgage banking companies or through internal growth. The Company believes that these transactions and activities have not had a material impact on the Company or on the degree of competitive pricing in the market.

         The Company's California mortgage loan production (measured by principal balance) constituted 25% of its total production during Fiscal 1997, down from 31% for Fiscal 1996. The Company is continuing its efforts to expand its production capacity outside of California. Some regions in which the Company operates have experienced slower economic growth, and real estate financing activity in these regions has been negatively impacted. As a result, home lending activity for single- (one-to-four) family residences in these regions may also have experienced slower growth. To the extent that any geographic region's mortgage loan production constitutes a significant portion of the Company's production, there can be no assurance that the Company's operations will not be adversely affected if that region experiences slow or negative economic growth resulting in decreased residential real estate lending activity, or market factors further impact the Company's competitive position in that region.

         The delinquency rate in the Company-owned servicing portfolio increased to 3.44% at February 28, 1997 from 3.20% at February 29, 1996. The Company believes that this increase was primarily the result of portfolio mix changes and aging. The proportion of government and high loan-to-value conventional loans, which tend to experience higher delinquency rates than low loan-to-value conventional loans, has increased from 45% of the portfolio at February 29, 1996 to 48% at February 28, 1997. In addition, the weighted average age of the portfolio is 27 months at February 28, 1997, up from 25 months at February 29, 1996. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. However, because the loans in the portfolio are generally serviced on a non-recourse basis, the Company's exposure to credit loss resulting from increased delinquency rates is substantially limited. Further, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

         The percentage of loans in the Company's owned servicing portfolio that are in foreclosure increased to 0.71% at February 28, 1997 from 0.49% at February 29, 1996. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. Accordingly, any increase in foreclosure activity should not result in significant foreclosure losses to the Company. However, the Company's expenses may be increased somewhat as a result of the additional staff efforts required to foreclose on a loan. Similarly, government loans serviced by the Company (28% of the Company's servicing portfolio at February 28, 1997) are insured or partially guaranteed against loss by the Federal Housing Administration or the Veterans Administration. In the Company's view, the limited unreimbursed costs that may be incurred by the Company on government foreclosed loans are not material to the Company's consolidated financial statements.

   Servicing Hedge

    As previously discussed, the Company's Servicing Hedge is designed to protect the value of its investment in servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. In periods of increasing interest rates, the value of the Servicing Hedge generally declines and the value of MSRs generally increases. There can be no assurance that, in periods of increasing interest rates, the increase in value of the MSRs will offset the amount of Servicing Hedge expense; or in periods of declining interest rates, that the Company's Servicing Hedge will generate gains or if gains are generated, that they will fully offset impairment of the MSRs.


   Implementation of New Accounting Standard
     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which supersedes Accounting Principles Board ("APB") Opinion No. 15, of the same name. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international standards. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data will be restated.

     The following table presents basic and diluted EPS for the years ended February 28(29), 1997, 1996 and 1995, computed under the provisions of SFAS No. 128.

------------------------ --------- --------- --------- -- - ---------------------------- -- -- --------- ------- ------
                                                            Year ended February 28(29),
                         --------- --------- --------- -- - ---------------------------- -- -- --------- ------- ------
                                     1997                             1996                            1995
                         --------- --------- ---------   ---------- --------- ---------    --------- -------- ---------
(Dollar amounts in                           Per-Share                        Per-Share                       Per-Share
thousands, except per    Net                  Amount     Net                   Amount      Net                 Amount
share data)              Earnings   Shares               Earnings    Shares                Earnings  Shares
------------------------           --------- ---------              --------- ---------              -------- ---------
                         =========                       ==========                        =========
Net earnings             $257,358                         $195,720                          $88,407
                         =========                       ==========                        =========

Basic EPS
Net earnings available
to common shareholders   $257,358   103,112     $2.50     $195,720    98,352     $1.99      $88,407   91,240     $0.97

Effect of dilutive
stock options               -         2,565                  -         1,918                  -          847
                         --------- ---------             ---------- ---------              --------- --------

Diluted EPS
Net earnings available
to common shareholders   $257,358   105,677     $2.44     $195,720   100,270     $1.95      $88,407   92,087     $0.96
                         ========= ========= =========   ========== ========= =========    ========= ======== ========

------------------------ --------- --------- --------- - ---------- --------- --------- -- --------- -------- ---------


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

     (3) - Exhibits

      Exhibit
        No.                             Description
     -----------    -----------------------------------------------------------

     2.1  Agreement  and Plan of  Merger  Among  CWM  Mortgage  Holdings,  Inc.,
          Countrywide  Asset  Management   Corporation  and  Countrywide  Credit
          Industries, Inc.

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

     4.1.1*  Amendment  No. 1 to Rights  Agreement  dated as of March  24,  1992
          (incorporated by reference to Exhibit 1 to the Company's Form 8 filed with the SEC on March 27, 1992).

     4.2* Specimen Certificate of the Company's Common Stock (incorporated by reference to Exhibit 4.2 to the Current Company's Report on Form 8-K dated February 6, 1987).

     4.3* Specimen Debenture  Certificate  (incorporated by reference to Exhibit
          4.3 to the  Company's  Current  Report on Form 8-K dated  February  6,
          1987).

     4.4* Form of  Medium-Term  Notes,  Series  A  (fixed-rate)  of  Countrywide
          Funding  Corporation  (now  known as  Countrywide  Home  Loans,  Inc.)
          ("CHL") (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3 (File Nos. 33-44194 and 33-44194-1) filed with the SEC on November 27, 1991).

     4.5* Form  of  Medium-Term   Notes,   Series  A   (floating-rate)   of  CHL
          (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3 (File Nos. 33-44194 and 33-44194-1) filed with the SEC on November 27, 1991).

     4.6* Form of Medium-Term Notes, Series B (fixed-rate) of CHL (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3 (File No. 33-51816) filed with the SEC on September 9, 1992).

     4.7* Form  of  Medium-Term   Notes,   Series  B   (floating-rate)   of  CHL
          (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3 (File No. 33-51816) filed with the SEC on September 9, 1992).

     4.8* Form of Medium-Term Notes, Series C (fixed-rate) of CHL (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-3 of CHL and the Company (File Nos. 33-50661 and 33-50661-01) filed with the SEC on October 19, 1993).

     4.9* Form  of  Medium-Term   Notes,   Series  C   (floating-rate)   of  CHL
          (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of CHL and the Company (File Nos. 33-50661 and 33-50661-01) filed with the SEC on October 19, 1993).

     4.10*Indenture  dated as of January 1, 1992 among CHL,  the Company and The
          Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of CHL and the Company (File Nos. 33-50661 and 33-50661-01) filed with the SEC on October 19,
          1993).

     4.10.1* Form of Supplemental Indenture No. 1 dated as of June 15, 1995, to the Indenture dated as of January 1, 1992, among CHL, the Company, and The Bank of New York, as trustee (incorporated by reference to Exhibit
          4.9 to Amendment No. 2 to the registration statement on Form S-3 of the Company and CHL (File Nos. 33-59559 and 33-59559-01) filed with the SEC on June 16, 1995).

     4.11*Form of Medium-Term Notes, Series D (fixed-rate) of CHL (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to the registration statement on Form S-3 of the Company and CHL (File Nos. 33-59559 and 33-59559-01) filed with the SEC on June 16, 1995).

     4.12*Form  of  Medium-Term   Notes,   Series  D   (floating-rate)   of  CHL
          (incorporated by reference to Exhibit 4.11 to Amendment No. 2 to the registration statement on Form S-3 of the Company and CHL (File Nos. 33-59559 and 33-59559-01) filed with the SEC on June 16, 1995).

     4.13*Form of Medium-Term Notes, Series E (fixed-rate) of CHL (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-3835 and 333-3835-01) filed with the SEC on August 2, 1996).

     4.14*Form  of  Medium-Term   Notes,   Series  E  (floating   rate)  of  CHL
          (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-3835 and 333-3835-01) filed with the SEC on August 2,
          1996).

    + 10.1*Indemnity  Agreements  with  Directors  and Officers of  Countrywide
          Credit Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated February 6, 1987).

    + 10.2*Restated Employment  Agreement for David S. Loeb dated March 26, 1996
     (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-Q dated August 31, 1996).

    + 10.3* Restated Employment Agreement for Angelo R Mozilo dated March 26, 1996 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-Q dated August 31, 1996).

    + 10.4 Employment Agreement for Stanford L. Kurland dated May 7, 1996 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-Q dated August 31, 1996).

    + 10.5*Countrywide Credit Industries, Inc. Deferred Compensation Agreement for Non-Employee Directors (incorporated by reference to Exhibit 5.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1987).

    + 10.6*Countrywide Credit Industries, Inc. Deferred Compensation Plan for Key Management Employees dated April 15, 1992 (incorporated by reference to
Exhibit  10.3.1 to the Company's  Annual Report on Form 10-K dated  February 28,
1993).

     + 10.7* Countrywide Credit Industries, Inc. Deferred Compensation Plan effective August 1, 1993 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1993).

     10.8* Revolving Credit Agreement dated as of May 20, 1996 by and among CFC, First National Bank of Chicago, Bankers Trust Company, The Bank of New York, The Chase Manhattan Bank, N.A., Chase Securities, Inc. and the Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 31, 1996).

     + 10.9* Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 31, 1988).

     + 10.10* Key Executive  Equity Plan  (incorporated  by reference to Exhibit
10.4 to the Company's Quarterly Report on Form 10-Q dated May 31, 1988).

     + 10.11* 1987 Stock Option Plan, as Amended and Restated on May 15, 1989 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K dated February 28, 1989).

     + 10.12* 1986 Non-Qualified Stock Option Plan as amended (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).

     + 10.13* 1985 Non-Qualified Stock Option Plan as amended (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).

     + 10.14* 1984 Non-Qualified Stock Option Plan as amended (incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).

     + 10.15* 1982 Incentive Stock Option Plan as amended (incorporated by reference to Exhibits 10.2 - 10.5 to Post-Effective Amendment No. 2 to the
Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).

     + 10.16* Amended and Restated Stock Option Financing Plan (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).

     10.17* 1995 Amended and Extended Management Agreement, dated as of May 15, 1995, between CWM Mortgage Holdings, Inc. ("CWM") and Countrywide Asset Management Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 31, 1995).

     10.18* 1987 Amended and Restated Servicing Agreement, dated as of May 15, 1987, between CWM and CHL (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K dated February 28, 1990).

     10.19* 1995 Amended and Restated Loan Purchase and Administrative Services Agreement, dated as of May 15, 1995, between CWM and CHL (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1995).

     + 10.20* 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K dated February 29, 1992).

     + 10.20.1* First Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.1 to the Company's Annual Report on Form 10-K dated February 28, 1993).

     + 10.20.2* Second Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.2 to the Company's Annual Report on Form 10-K dated February 28, 1993).

     + 10.20.3* Third Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.3 to the Company's Annual Report on Form 10-K dated February 28, 1993).

     + 10.20.4* Fourth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.4 to the Company's Annual Report on Form 10-K dated February 28, 1993).

     + 10.20.5* Fifth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.5 to the Company's Annual Report on Form 10-K dated February 28, 1995).

     + 10.21* 1992 Stock Option Plan dated as of December 22, 1992 (incorporated by reference to Exhibit 10.19.5 to the Company's Annual Report on Form 10-K dated February 28, 1993).

     + 10.22* Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated August 31, 1996).

     + 10.22.1* First Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5.1 to the Company's Annual Report on Form 10-Q dated August 31, 1996).

     + 10.23* Supplemental Executive Retirement Plan effective March 1, 1994 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated May 31, 1994).

     + 10.24* Split-Dollar Life Insurance Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q dated May 31,
1994).

     + 10.25* Split-Dollar  Collateral Assignment  (incorporated by reference to
Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q dated May 31, 1994).

     + 10.26* Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q dated August 31, 1996).

     + 10.27 Change in Control Severance Plan

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

                                            COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                        By:              /s/ DAVID S. LOEB
                                           ------------------------------------
                                          David S. Loeb, Chairman and President

Dated:  May 15, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signatures                           Title                        Date

/s/ DAVID S. LOEB          President, Chairman of the Board of     May 15, 1997
  ------------------          Directors and Director (Principal
  ------------------          Executive Officer)
    David S. Loeb




/s/ ANGELO R. MOZILO       Executive Vice President and Director   May 15, 1997
---------------------
---------------------
   Angelo R. Mozilo


/s/ STANFORD L. KURLAND     Senior Managing Director and Chief     May 15, 1997
------------------------       Operating Officer
------------------------
   Stanford L. Kurland


 /s/ CARLOS M. GARCIA        Managing  Director; Chief Financial   May 15, 1997
 ---------------------          Officer and Chief Accounting
 ---------------------          Officer (Principal Financial
     Carlos M. Garcia           Officer and Principal Accounting
                                Officer)


 /s/ ROBERT J. DONATO        Director                              May 15, 1997
 ---------------------
 ---------------------
    Robert J. Donato


/s/ BEN M. ENIS              Director                              May 15, 1997
---------------
---------------
   Ben M. Enis


/s/ EDWIN HELLER             Director                              May 15, 1997
-----------------
   Edwin Heller


/s/ HARLEY W. SNYDER         Director                              May 15, 1997
----------------------
  Harley W. Snyder

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                           For Inclusion in Form 10-K
                            Annual Report Filed with
                       Securities and Exchange Commission

                                February 28, 1997

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                February 28, 1997



                                                                          Page
                                                                     -----------
Report of Independent Certified Public Accountants................        F-3
Financial Statements
     Consolidated Balance Sheets..................................        F-4
     Consolidated Statements of Earnings..........................        F-5
     Consolidated Statement of Common Shareholders' Equity........        F-6
     Consolidated Statements of Cash Flows........................        F-7
     Notes to Consolidated Financial Statements...................        F-8


Schedules
     Schedule I - Condensed Financial Information of Registrant...       F-30
     Schedule II - Valuation and Qualifying Accounts..............       F-33


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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Shareholders
Countrywide Credit Industries, Inc.


We have audited the accompanying consolidated balance sheets of Countrywide Credit Industries, Inc. and Subsidiaries as of February 28(29), 1997 and 1996, and the related consolidated statements of earnings, common shareholders' equity, and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Countrywide Credit Industries, Inc. and Subsidiaries as of February 28(29), 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles.

We have also audited Schedules I and II for each of the three years in the period ended February 28, 1997. In our opinion, such schedules present fairly, in all material respects, the information required to be set forth therein.

In March 1995, the Company adopted Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights." In January 1997, the Company adopted Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." These changes are discussed in Note A-5 and Note A-6 of the Notes to Consolidated Financial Statements.


GRANT THORNTON LLP

Los Angeles, California
April 22, 1997


                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                           February 28(29),
                                         (Dollar amounts in thousands, except per share data)



                             A S S E T S
                                                                              1997                   1996
                                                                       ------------------     -------------------

Cash                                                                       $     18,269           $     16,444
Mortgage loans and mortgage-backed securities held for sale                   2,579,972              4,740,087
Other receivables                                                             1,451,979                912,613
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                    190,104                140,963
Mortgage servicing rights                                                     3,023,826              2,323,665
Other assets                                                                    825,142                523,881
                                                                       ------------------     -------------------
       Total assets                                                          $8,089,292             $8,657,653
                                                                       ==================     ===================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                                $1,695,523             $2,548,549
                                                                       ==================     ===================

                LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                                $4,713,324             $6,097,518
Drafts payable issued in connection with mortgage loan closings                 221,757                238,020
Accounts payable and accrued liabilities                                        607,037                505,148
Deferred income taxes                                                           635,643                497,212
                                                                       ------------------     -------------------
       Total liabilities                                                      6,177,761              7,337,898

Commitments and contingencies                                                         -                      -

Company-obligated  mandatorily redeemable capital trust pass-through  securities of subsidiary trust holding solely a Company
   guaranteed related subordinated debt                                         300,000                      -

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value;
   issued and outstanding, none                                                       -                      -
Common stock - authorized, 240,000,000 shares of $0.05 par
   value; issued and outstanding, 106,095,558 shares in 1997 and
   102,242,329 shares in 1996                                                     5,305                  5,112
Additional paid-in capital                                                      917,942                820,183
Unrealized loss on available-for-sale securities                                (30,545)                     -
Retained earnings                                                               718,829                494,460
                                                                       ------------------     -------------------
       Total shareholders' equity                                             1,611,531              1,319,755
                                                                       ------------------     -------------------
       Total liabilities and shareholders' equity                            $8,089,292             $8,657,653
                                                                       ==================     ===================


Borrower and investor custodial accounts                                     $1,695,523             $2,548,549
                                                                       ==================     ===================





     The accompanying notes are an integral part of these statements.



                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                                     Year ended February 28(29),
                                         (Dollar amounts in thousands, except per share data)



                                                               1997               1996               1995
                                                          ----------------    --------------    --------------
Revenues
   Loan origination fees                                   $  193,079            $199,724          $203,426
   Gain (loss) on sale of loans, net of commitment fees       247,450              92,341           (41,342)
                                                          ----------------    --------------    --------------
     Loan production revenue                                  440,529             292,065           162,084

   Interest earned                                            350,263             308,449           249,560
   Interest charges                                          (316,705)           (281,573)         (205,464)
                                                          ----------------    --------------    --------------
     Net interest income                                       33,558              26,876            44,096

   Loan servicing income                                      773,715             620,835           460,351
   Amortization and impairment/recovery of
     mortgage servicing rights                               (101,380)           (342,811)          (95,768)
   Servicing hedge benefit (expense)                         (125,306)            200,135           (40,030)
   Less write-off of servicing hedge                                -                   -           (25,600)
                                                          ----------------    --------------    --------------
     Net loan administration income                           547,029             478,159           298,953

   Commissions, fees and other income                          91,346              63,642            40,650
   Gain on sale of servicing                                        -                   -            56,880
                                                          ----------------    --------------    --------------
         Total revenues                                     1,112,462             860,742           602,663

Expenses
   Salaries and related expenses                              286,884             229,668           199,061
   Occupancy and other office expenses                        129,877             106,298           102,193
   Guarantee fees                                             159,360             121,197            85,831
   Marketing expenses                                          34,255              27,115            23,217
   Other operating expenses                                    80,188              50,264            37,016
   Branch and administrative office consolidation costs             -                   -             8,000
                                                          ----------------    --------------    --------------
         Total expenses                                       690,564             534,542           455,318
                                                          ----------------    --------------    --------------

Earnings before income taxes                                  421,898             326,200           147,345
   Provision for income taxes                                 164,540             130,480            58,938
                                                          ----------------    --------------    --------------

   NET EARNINGS                                            $  257,358            $195,720           $88,407
                                                          ================    ==============    ==============

Earnings per share
   Primary                                                      $2.44               $1.95             $0.96
   Fully diluted                                                $2.42               $1.95             $0.96









     The accompanying notes are an integral part of these statements.



                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                                                 Three years ended February 28, 1997
                                                    (Dollar amounts in thousands)


                                                                                       Unrealized
                                                                                         Loss on
                                                                       Additional       Available-
                                         Number          Common         Paid-in-         for-Sale         Retained
                                        of Shares         Stock          Capital        Securities        Earnings          Total
                                     ---------------- --------------  --------------  ----------------  --------------  ------------
Balance at March 1, 1994               91,063,751        $4,553         $606,031        $        -        $269,553       $  880,137
Cash dividends paid - common                    -             -                  -               -         (28,259)         (28,259)
Stock options exercised                   283,147            14            1,584                 -               -            1,598
Tax benefit of stock options exercised          -             -              697                 -               -              697
Dividend reinvestment plan                      -             -              (14)                -               -              (14)
Settlement of three-for-two stock split    23,466             1               (9)                -               -               (8)
Net earnings for the year                       -             -                  -               -          88,407           88,407
------------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 1995           91,370,364         4,568          608,289                 -         329,701          942,558
Issuance of common stock               10,000,000           500          200,775                 -               -          201,275
Cash dividends paid - common                    -             -                -                 -         (30,961)         (30,961)
Stock options exercised                   752,380            38            6,686                 -               -            6,724
Tax benefit of stock options exercised          -             -            1,963                 -               -            1,963
Dividend reinvestment plan                 33,345             2              697                 -               -              699
401(k) Plan contribution                   86,240             4            1,773                 -               -            1,777
Net earnings for the year                       -             -                -                 -         195,720          195,720
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 29, 1996          102,242,329         5,112          820,183                 -         494,460        1,319,755
Cash dividends paid - common                    -             -                -                 -         (32,989)         (32,989)
Stock options exercised                 1,000,798            50           15,337                 -               -           15,387
Tax benefit of stock options exercised          -             -            3,656                 -               -            3,656
Dividend reinvestment plan              2,198,563           110           60,040                 -               -           60,150
401(k) Plan contribution                   79,878             4            2,038                 -               -            2,042
Issuance of common stock in business
     acquisition                          573,990            29           16,688                 -               -           16,717
Unrealized loss on available-for-sale
     securities                                 -             -                -           (30,545)              -          (30,545)
Net earnings for the year                       -             -                -                 -         257,358          257,358
------------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 1997          106,095,558        $5,305         $917,942          ($30,545)       $718,829       $1,611,531
====================================================================================================================================

     The accompanying notes are an integral part of this statement.



                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Increase (Decrease) in Cash
                                                     Year ended February 28(29),
                                                    (Dollar amounts in thousands)

                                                                      1997                 1996                 1995
                                                                 ----------------     ----------------    -----------------
Cash flows from operating activities
   Net earnings                                                  $     257,358        $     195,720       $      88,407
   Adjustments to reconcile net earnings to net cash
       provided (used) by operating activities:
     Amortization and impairment of mortgage servicing
rights                                                                 101,380              342,811              95,768
     Servicing hedge unrealized loss (gain)                             56,903             (108,800)                  -
     Depreciation and other amortization                                40,378               30,545              26,050
     Deferred income taxes                                             164,540              130,480              58,938
     Gain on bulk sale of servicing rights                                   -                    -             (56,880)

     Origination and purchase of loans held for sale               (37,810,761)         (34,583,653)        (27,866,170)
     Principal repayments and sale of loans                         39,970,876           32,742,391          28,681,606
                                                                 ----------------     ----------------    -----------------
       Decrease (increase) in mortgage loans and
         mortgage-backed securities held for sale                    2,160,115           (1,841,262)            815,436

     Increase in other receivables and other assets                   (890,740)            (483,364)           (227,220)
     Increase in accounts payable and accrued liabilities               96,712              269,531             102,258
                                                                 ----------------     ----------------    -----------------
       Net cash provided (used) by operating activities              1,986,646           (1,464,339)            902,757
                                                                 ----------------     ----------------    -----------------

Cash flows from investing activities
   Additions to mortgage servicing rights                             (858,912)            (869,579)           (796,714)
   Purchase of property, equipment and leasehold
     improvements - net                                                (77,294)             (19,003)            (21,414)
   Proceeds from bulk sale of servicing rights                               -                    -             100,676
                                                                 ----------------     ----------------    -----------------
       Net cash used by investing activities                          (936,206)            (888,582)           (717,452)
                                                                 ----------------     ----------------    -----------------

Cash flows from financing activities
   Net (decrease) increase in warehouse debt and other
     short-term borrowings                                          (1,924,308)           1,742,290            (451,915)
   Issuance of long-term debt                                          637,624              526,500             399,205
   Repayment of long-term debt                                        (113,773)             (96,563)            (93,019)
   Issuance of Company-obligated mandatorily redeemable
     capital trust pass-through securities of subsidiary trust
       holding solely a Company guaranteed related
       subordinated debt                                               300,000                    -                   -
   Issuance of common stock                                             84,831              210,475               2,273
   Cash dividends paid                                                 (32,989)             (30,961)            (28,259)
                                                                 ----------------     ----------------    -----------------
       Net cash (used) provided by financing activities             (1,048,615)           2,351,741            (171,715)
                                                                 ----------------     ----------------    -----------------
Net increase (decrease) in cash                                          1,825               (1,180)             13,590
Cash at beginning of period                                             16,444               17,624               4,034
                                                                 ================     ================    =================
Cash at end of period                                             $     18,269        $      16,444       $      17,624
                                                                 ================     ================    =================

Supplemental cash flow information
   Cash used to pay interest                                      $    309,575         $    317,156        $    262,858
   Cash used to pay (refunded from) income taxes                  $         15         $         54       ($        841)
   Noncash financing activities - issuance of common stock
     in business acquisition                                      $     16,717                -                   -

     The accompanying notes are an integral part of these statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Countrywide Credit Industries, Inc. (the "Company") is a holding company. Through its principal subsidiary, Countrywide Home Loans, Inc. ("CHL"), the Company is engaged primarily in the mortgage banking business and as such originates, purchases, sells and services mortgage loans throughout the United States. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.   Principles of Consolidation

    The consolidated financial statements include the accounts of the parent and
all  wholly  owned  subsidiaries.   All  material   intercompany   accounts  and
transactions have been eliminated.

2.  Mortgage Loans Held for Sale

    Mortgage loans held for sale are carried at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). The cost of mortgage loans and the carrying value of mortgage-backed securities ("MBS") held for sale in the near-term are adjusted by gains and losses generated from corresponding closed hedging transactions entered into to protect the inventory value from increases in interest rates. Hedge positions are also used to protect the pipeline of loan applications in process from changes in interest rates. Gains and losses resulting from changes in the market value of the inventory, pipeline and open hedge positions are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. Hedging gains and losses realized during the commitment and warehousing period related to the pipeline and mortgage loans held for sale are deferred. Hedging losses are recognized currently if deferring such losses would result in mortgage loans held for sale and the pipeline being valued in excess of their estimated net realizable value.

3.  Mortgage-Backed Securities

    The Company's MBS held for sale in the near term and MBS retained in securitizations are classified as trading securities. Trading securities are recorded at fair value, with the change in fair value during the period included in earnings. The fair value of the MBS held for sale in the near term is based on quoted market prices. The fair value of MBS retained in securitizations is determined by discounting future cash flows using discount rates that approximate current market rates, market consensus prepayment rates and estimated foreclosure losses to the extent the Company has retained the risk of such losses.

4.  Property, Equipment and Leasehold Improvements

    Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method.

5.   Mortgage Servicing Rights, Amortization and Impairment

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Retroactive application was prohibited. SFAS No. 125 supersedes, but generally retains, the requirements of SFAS No. 122, Accounting for Mortgage Servicing Rights, which the Company adopted in March 1995. Both Statements require the recognition of originated and purchased mortgage servicing rights ("MSRs") as assets by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. In addition, SFAS No. 125 eliminates the distinction between normal and excess servicing to the extent the servicing fee does not exceed that specified in the contract. The adoption of SFAS No. 125 did not have a material impact on the Company's financial position or results of operations for the year ended February 28, 1997.

    Amortization of MSRs is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. Prior to January 1, 1997, amortization of capitalized servicing fees receivable was based on the decline during the period in the present value of the projected excess servicing fees using the same discount rate as that implied by the price that investors were willing to pay for the excess servicing fees at the time of the loan sale. Amortization of MSRs (including capitalized excess servicing fees prior to January 1, 1997) amounted to $220.1 million, $168.0 million and $95.8 million for the years ended February 28(29), 1997, 1996 and 1995, respectively.

    SFAS No. 125 also requires that all MSRs be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. For purposes of measuring impairment, MSRs are stratified on the basis of interest rate and type of interest rate (fixed or adjustable). A net recovery of previously impaired MSRs amounted to $118.7 million and impairment of MSRs amounted to $174.8 million for the years ended February 28(29), 1997 and 1996, respectively.

6.   Servicing Portfolio Hedge

    The Company acquires financial instruments, including derivative contracts, that change in aggregate value inversely to the movement of interest rates ("Servicing Hedge"). These financial instruments include call options on interest rate futures and MBS, interest rate floors, interest rate swaps (with the Company's maximum payment capped) ("Swap Caps"), options on interest rate swaps ("Swaptions"), interest rate caps, principal-only ("P/O") swaps and certain tranches of collateralized mortgage obligations ("CMOs"). The Servicing Hedge is designed to protect the value of the MSRs from the effects of increased prepayment activity that generally results from declining interest rates. The value of the interest rate floors, caps, call options, Swap Caps, Swaptions and P/O swaps is derived from an underlying instrument or index; however, the notional or contractual amount is not recognized in the balance sheet. The cost of the interest rate floors, caps and call options is charged to expense (and deducted from net loan administration income) over the life of the contract. Unamortized costs are included in Other Assets in the balance sheet. As part of the adoption of SFAS No. 122, the Company revised its Servicing Hedge accounting policy, effective March 1, 1995, to adjust the basis of the MSRs for realized and unrealized gains and losses in the derivative financial instruments comprising the Servicing Hedge. Effective January 1, 1997, the Company adopted SFAS No. 125 which supersedes, but generally retains, the provisions of SFAS No. 122 related to MSRs. For the year ended February 28, 1997, the net expense from the Servicing Hedge included a net unrealized loss of $56.9 million and a realized loss of $68.4 million from the premium amortization and sale of various derivative financial instruments. For the year ended February 29, 1996, the Servicing Hedge benefit included unrealized gains of $108.8 million and realized gains of $91.3 million. Prior to the year ended February 29, 1996, gains from the Servicing Hedge were recognized first as an offset to the "Incremental Amortization" of the Servicing Assets (i.e., amortization due to impairment caused by increased projected prepayment speeds). To the extent the Servicing Hedge generated gains in excess of Incremental Amortization, the Company reduced the carrying amount of the MSRs by such excess through additional amortization. For the year ended February 28, 1995, the Company recognized $66 million in net loss (including a write-off of the Servicing Hedge amounting to $26 million) as an offset to Incremental Amortization.

The Company measures the effectiveness of its Servicing Hedge by computing the correlation under a variety of interest rate scenarios between the present value of servicing cash flows and the value of the Servicing Hedge instruments.

7.   Deferred Commitment Fees

    Deferred commitment fees, included in Other Assets, primarily consist of fees paid to permanent investors to ensure the ultimate sale of loans and net put and call option fees paid for the option of selling or buying MBS. Fees paid to permanent investors are recognized as an adjustment to the sales price when the loans are sold and option fees are amortized over the life of the option to reflect the decline in its time value. Any unamortized option fees are charged to income when the related option is exercised.

8.  Stock-Based Compensation

    The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. That Opinion requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, the Company recognizes no compensation expense for its stock option grants.

9.   Available-for-Sale Securities

    The Company has designated its purchased investments in certain tranches of CMOs as available for sale. Those securities are included in Other Assets at fair value, with any net material unrealized gains and losses included in equity. Unrealized losses that are other than temporary are recognized in earnings.

10.   Loan Origination Fees

    Loan origination fees and costs and discount points are recorded as an adjustment of the cost of the loan and are included in loan production revenue when the loan is sold.

11.   Interest Rate Swap Agreements

    The differential to be received or paid under the interest rate swap agreements associated with the Company's debt and custodial accounts is accrued and is recognized as an adjustment to net interest income. The related amount payable to or receivable from counterparties is included in Accounts Payable and Accrued Liabilities.

12.   Sale of Servicing Rights

    The Company recognizes gain or loss on the sale of servicing rights when title and substantially all risks and rewards have irrevocably passed to the buyer and any minor protection provisions retained can be reasonably estimated.

13.   Advertising Costs

    The Company charges to expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefits.
Advertising expense was $26.6 million and $20.6 million for the years ended February 28(29), 1997 and 1996, respectively.

14.   Income Taxes

    The Company utilizes an asset and liability approach in its accounting for income taxes. This approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

15.   Earnings Per Share

    Primary earnings per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the respective periods after giving retroactive effect to stock dividends and stock splits. Fully diluted earnings per share is based on the assumption that all dilutive stock options were converted at the beginning of the reporting period.

    The weighted average shares outstanding for computing primary and fully diluted earnings per share were 105,677,000 and 106,555,000, respectively, for the year ended February 28, 1997; both 100,270,000 for the year ended February 29, 1996 and 92,087,000 and 92,216,000, respectively, for the year ended February 28, 1995.

16.   Financial Statement Reclassifications and Restatement

     Certain amounts reflected in the Consolidated Financial Statements for the years ended February 29(28), 1996 and 1995 have been reclassified to conform to the presentation for the year ended February 28, 1997.

NOTE B - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements consisted of the following.

   --------------------------------------------------------- ---- -------------------------------------------- ---
                                                                                   February 28(29),
                                                                         ----------------- --- ---------------- --
      (Dollar amounts in thousands)                                               1997                 1996
   ----------------------------------------------------------------- --- ----------------- --- ---------------- --
      Buildings                                                               $ 69,786              $ 37,723
      Office equipment                                                         176,957               138,326
      Leasehold improvements                                                    26,853                25,269
                                                                         -----------------     ----------------
                                                                               273,596               201,318
      Less accumulated depreciation and amortization                          (102,259)              (72,685)
                                                                         -----------------     ----------------
                                                                               171,337               128,633
      Land                                                                      18,767                12,330
                                                                         =================     ================
                                                                              $190,104              $140,963
                                                                         =================     ================

   ----------------------------------------------------------------- --- ----------------- --- ---------------- --

     Depreciation expense amounted to $29.0 million, $21.1 million and $19.0 million for the years ended February 28(29), 1997, 1996 and 1995, respectively.

NOTE C - MORTGAGE SERVICING RIGHTS

    The components of mortgage servicing rights were as follows.

   --------------------------------------------- -- -------------------------------------------------------------
                                                                          February 28(29),
                                                    ---------------- --- ---------------- --- ---------------- --
      (Dollar amounts in thousands)                       1997                 1996                 1995
   --------------------------------------------- -- ---------------- --- ---------------- --- ---------------- --
      Mortgage Servicing Rights
         Balance at beginning of period               $2,385,299           $1,796,897           $1,126,016
         Additions                                       858,912              869,579              796,714
         Sale of servicing                                     -                    -
                                                                                                   (30,065)
         Scheduled amortization                         (220,099)            (168,017)             (95,768)
         Hedge losses (gains) applied                     59,753             (113,160)                   -
         Reclassification of rights in excess
            of contractually specified
            servicing fees                               (57,371)                   -                    -
                                                    ----------------     ----------------     ----------------
         Balance before valuation reserve
                 at end of period                      3,026,494            2,385,299            1,796,897
                                                    ----------------     ----------------     ----------------

      Reserve for Impairment of Mortgage Servicing Rights
         Balance at beginning of period                  (61,634)                   -                    -
         Reductions (additions)                             58,966            (61,634)                   -
                                                    ----------------     ----------------     ----------------
         Balance at end of period                       (  2,668)             (61,634)                   -
                                                    ================     ================     ================
      Mortgage Servicing Rights, net                  $3,023,826           $2,323,665           $1,796,897
                                                    ================     ================     ================

   --------------------------------------------- -- ---------------- --- ---------------- --- ---------------- --

    The estimated fair value of recognized mortgage servicing rights aggregated $3.1 billion and $2.3 billion at February 28(29), 1997 and 1996, respectively. Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and using current expected future prepayment rates.


NOTE D - NOTES PAYABLE

    Notes payable consisted of the following.

   ---------------------------------------------------------- -- ---------------------------------------------- --
                                                                                   February 28(29),
                                                                         ----------------- --- ---------------- --
       (Dollar amounts in thousands)                                            1997                  1996
   ------------------------------------------------------------------ -- ----------------- --- ---------------- --
       Commercial paper                                                       $1,943,368            $2,847,442
       Medium-term notes, Series A, B, C, D and E                              2,346,800             1,824,800
       Repurchase agreements                                                     220,637               808,353
       Subordinated notes                                                        200,000               200,000
       Unsecured notes payable                                                         -               235,000
       Pre-sale funding facilities                                                     -               181,255
       Other notes payable                                                         2,519                   668
                                                                         =================     ================
                                                                              $4,713,324            $6,097,518
                                                                         =================     ================

   ------------------------------------------------------------------ -- ----------------- --- ---------------- --


Revolving Credit Facility and Commercial Paper

    As of February 28, 1997, CHL had an unsecured credit agreement (revolving credit facility) with fifty commercial banks permitting CHL to borrow an aggregate maximum amount of $3.5 billion, less commercial paper backed by the agreement. The amount available under the facility is subject to a borrowing base, which consists of mortgage loans and mortgage-backed securities held for sale and MSRs. The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL. The interest rate on direct borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. This interest rate varies, depending on CHL's credit ratings. No amount was outstanding on the revolving credit facility at February 28, 1997. The weighted average borrowing rate on direct and commercial paper borrowings for the year ended February 28, 1997 was 5.40%. The weighted average borrowing rate on commercial paper outstanding as of February 28, 1997 was 5.40%. Under certain circumstances, including the failure to maintain specified minimum credit ratings, borrowings under the revolving credit facility and commercial paper may become secured by mortgage loans and mortgage-backed securities held for sale and MSRs. The facility expires on May 14, 2000.


Medium-Term Notes

    As of February 28, 1997, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission were as follows.


-----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                              Outstanding Balance                Interest Rate             Maturity Date
                                                            ----------------------  ----------------------------
                -------------------------------------------
                Floating-Rate   Fixed-Rate       Total         From        To           From           To
                ------------------------------------------- ----------- ----------  ------------- --------------

      Series A      $     -     $  304,800    $  304,800       6.53%       8.79%      Mar-1997       Mar-2002

      Series B       11,000        396,000       407,000       5.82%       6.98%      Aug-1997       Aug-2005

      Series C      303,000        197,000       500,000       5.78%       8.43%      Dec-1997       Mar-2004

      Series D      115,000        385,000       500,000       5.70%       6.88%      Aug-1998       Sep-2005

      Series E      310,000        325,000       635,000       5.59%       7.45%      Feb-2000       Oct-2008
                -------------------------------------------

                   $739,000     $1,607,800    $2,346,800
                ===========================================

-----------------------------------------------------------------------------------------------------------------


    As of February 28, 1997, all of the outstanding fixed-rate notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the year ended February 28, 1997, including the effect of the interest rate swap agreements, was 6.11%.

Repurchase Agreements

    As of February 28, 1997, the Company had entered into short-term financing arrangements to sell MBS under agreements to repurchase. The weighted average borrowing rate for the year ended February 28, 1997 was 5.41%. The weighted average borrowing rate on repurchase agreements outstanding as of February 28, 1997 was 5.39%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical MBS.

Subordinated Notes

    The 8.25%  subordinated  notes are due July 15,  2002.  Interest  is payable semi-annually  on each  January 15 and July 15. The  subordinated  notes are not
redeemable   prior  to  maturity  and  are  not  subject  to  any  sinking  fund requirements.

Pre-Sale Funding Facilities

    As of February 28, 1997, CHL had uncommitted revolving credit facilities with two government-sponsored entities and an affiliate of an investment banking firm. The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. Interest rates are based on LIBOR, federal funds and/or the prevailing rates for MBS repurchase agreements. The weighted average borrowing rate for all three facilities for the year ended February 28, 1997 was 5.57%. As of February 28, 1997, the Company had no outstanding borrowings under any of these facilities.

    Maturities of notes payable are as follows.

      ---------------- ------------------------------------------ ------------------------------------------
                                 Year ending February 28(29),             (Dollar amounts in thousands)
      ---------------- ------------------------------------------ ------------------------------------------


                                          1998                                  $2,345,663
                                          1999                                     143,131
                                          2000                                     328,030
                                          2001                                     407,000
                                          2002                                     291,000
                                       Thereafter                                1,198,500
                                                                             ================
                                                                                $4,713,324
                                                                             ================

      ---------------- ------------------------------------------ -------- ------------------ --------------


NOTE E - COMPANY-OBLIGATED CAPITAL TRUST PASS-THROUGH SECURITIES OF SUBSIDIARY TRUST

    On December 11, 1996, Countrywide Capital I (the "Subsidiary Trust"), a subsidiary of the Company, issued $300 million of 8% Capital Trust Pass-through Securities (the "Capital Securities"). In connection with the Subsidiary Trust's issuance of the Capital Securities, CHL issued to the Subsidiary Trust $309 million of its 8% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debt Securities"). The sole assets of the subsidiary trust are the Subordinated Debt Securities and a related guarantee by the Company. CHL's and the Company's obligations under the Subordinated Debt Securities, the related guarantee and certain agreements, taken together, constitute a full and unconditional guarantee by the Company of the Subsidiary Trust's obligations under the Capital Securities.

NOTE F - INCOME TAXES

    Components of the provision for income taxes were as follows.

      -- ----------------------------------------- --- -------------------------------------------------- --
                                                                      Year ended February 28(29),
                                                       ---------------- -- ------------- -- ------------- --
         (Dollar amounts in thousands)                       1997               1996            1995
      -- ----------------------------------------- --- ---------------- -- ------------- -- ------------- --

         Federal expense - deferred                       $135,991            $106,789         $48,680
         State expense -  deferred                          28,549              23,691          10,258
                                                       ================    =============    =============
                                                          $164,540            $130,480         $58,938
                                                       ================    =============    =============

      -- ----------------------------------------- --- ---------------- -- ------------- -- ------------- --

    The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of earnings.

      -- ----------------------------------------- --- -------------------------------------------------- --
                                                                      Year ended February 28(29),
                                                       --------------- -- -------------- --- ------------ --
                                                             1997             1996               1995
      -- ----------------------------------------- --- --------------- -- -------------- --- ------------ --

         Statutory federal income tax rate                   35.0%              35.0%            35.0%
         State income and franchise taxes, net
            of federal tax effect                             4.0                5.0              5.0
                                                       ===============    ==============     ============
                Effective income tax rate                    39.0%              40.0%            40.0%
                                                       ===============    ==============     ============

      -- ----------------------------------------- --- --------------- -- -------------- --- ------------ --

    The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below.

       --- ------------------------------------------- -------------------------------------------------- --
                                                                    Year Ended February 28(29),
                                                       --------------------------------------------------
          (Dollar amounts in thousands)                     1997              1996              1995
      ------------------------------------------------------------------------------------------------------

          Deferred income tax assets:
              Net operating losses                         $131,253           $101,303           $85,508
              Alternative minimum tax credits                 3,989              3,989             3,989
              State income and franchise taxes               39,487             30,276            25,183
              Reserves and accrued expenses                  40,193             17,740             9,392
              Other                                             720                833               224
                                                      -----------------  ---------------    -------------
                   Total deferred income tax assets         215,642            154,141           124,296
                                                      -----------------  ---------------    -------------

          Deferred income tax liabilities:
              Mortgage servicing rights                     846,450            645,693           487,269
              Accumulated depreciation                        4,835              5,660             5,722
                                                      -----------------  ---------------    -------------
                   Total deferred income tax liabilities    851,285            651,353           492,991
                                                      -----------------  ---------------    -------------

          Deferred income taxes                            $635,643           $497,212          $368,695
                                                      =================  ===============    =============

      ------------------------------------------------------------------------------------------------------

    At February 28, 1997, the Company had net operating loss carryforwards for federal income tax purposes of $4,663,000 expiring in 2003, $23,082,000 expiring in 2004, $2,772,000 expiring in 2006, $5,064,000 expiring in 2008, $131,384,000 expiring in 2009, $74,033,000 expiring in 2010, $41,004,000 expiring in 2011 and
$92,206,000 expiring in 2012.

NOTE G - FINANCIAL INSTRUMENTS

Derivative Financial Instruments

    The Company utilizes a variety of derivative financial instruments to manage interest rate risk. These instruments include MBS mandatory forward delivery and purchase commitments, options to sell or buy MBS and treasury securities, interest rate floors, interest rate swaps, interest rate caps, Swap Caps, Swaptions and P/O swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk. All of the Company's derivative financial instruments are held or issued for purposes other than trading.

    While the Company does not anticipate nonperformance by any counterparty, the Company is exposed to credit loss in the event of nonperformance by the counterparties to the various instruments. The Company manages credit risk with respect to put or call options to sell or buy mortgage-backed and treasury securities, interest rate floors and caps, swaps, Swap Caps, Swaptions and P/O swaps by entering into agreements with entities approved by senior management and initially having a long-term credit rating of single A or better. These entities include Wall Street firms having primary dealer status, money center banks and permanent investors. The Company's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price offset by any available margins retained by the Company or an independent clearing agent. The amounts of credit risk as of February 28, 1997, if the counterparties failed completely and if the margins, if any, retained by the Company or an independent clearing agent were to become unavailable, are approximately $3 million for MBS mandatory forward delivery commitments, approximately $25 million for interest rate swaps and approximately $19 million for interest rate floors.


Hedge of Mortgage Loan Inventory and Committed Pipeline

    As of February 28, 1997, the Company had short-term rate and point commitments amounting to approximately $2.7 billion (including $1.9 billion fixed-rate and $0.8 billion adjustable-rate) to fund mortgage loan applications in process subject to approval of the loans ("Committed Pipeline") and an additional $1.8 billion of mortgage loans subject to property identification and borrower qualification. Substantially all of these commitments are for periods of 60 days or less. After funding and sale of the mortgage loans, the Company's exposure to credit loss in the event of nonperformance by the mortgagor is limited as described in Note H5. The Company uses the same credit policies in the commitments as are applied to all lending activities.

    In order to offset the risk that a change in interest rates will result in a decrease in the value of the Company's current mortgage loan inventory or its loan commitments, the Company enters into hedging transactions. The Company's hedging policies generally require that substantially all of its inventory of conforming and government loans and the maximum portion of its Committed Pipeline that may close be hedged with forward contracts for the delivery of MBS or options on MBS. The MBS that are to be delivered under these contracts and options are fixed- or adjustable-rate, corresponding with the composition of the Company's inventory and Committed Pipeline. At February 28, 1997, the Company had open commitments amounting to approximately $8.0 billion to sell MBS with varying settlement dates generally not extending beyond December 1997 and options to sell MBS through February 1998 with a total notional amount of $4.8 billion. The inventory is then used to form the MBS that will fill the forward delivery contracts and options. The Company hedges its inventory and Committed Pipeline of jumbo mortgage loans by using whole-loan sale commitments to ultimate buyers or by using temporary "cross hedges" with sales of MBS since such loans are ultimately sold based on a market spread to MBS. As such, the Company is not exposed to significant risk nor will it derive any significant benefit from changes in interest rates on the price of the mortgage loan inventory net of gains or losses of associated hedge positions. The correlation between the price performance of the inventory being hedged and the hedge instruments is very high due to the similarity of the asset and the related hedge instrument. The Company is exposed to the risk that in the event of a decline or rise in rates during the commitment period, the portion of loans from the Committed Pipeline that actually closes at the committed price is less than or more than the amount estimated to close. At February 28, 1997, the notional amount of forward contracts and options to purchase MBS aggregated $3.7 billion and $3.4 billion, respectively. The forward contracts extend through April 1997 and the options extend through January 1998. The estimated amount of loans closing from the Committed Pipeline is influenced by many factors, including the composition of the Company's Committed Pipeline, the historical and expected portion of the Committed Pipeline likely to close and the timing of such closings.

Servicing Hedge

    The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. To further mitigate the effect on earnings of higher amortization and impairment of MSRs resulting from increased prepayment activity that generally occurs when interest rates decline, the Company utilizes its Servicing Hedge, consisting of financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline. These financial instruments include call options on interest rate futures and MBS, interest rate floors, interest rate caps, Swap Caps, Swaptions, P/O swaps and certain tranches of CMOs.

    The CMOs, which consist primarily of P/O securities, have been purchased at deep discounts to their par values. As interest rates decline, prepayments on the collateral underlying the CMOs should increase. These changes should result in a decline in the average lives of the P/O securities and an increase in the present values of their cash flows. At February 28, 1997, the carrying value of CMOs included in the Servicing Hedge was approximately $165 million.

    The following summarizes the notional amounts of Servicing Hedge derivative contracts.

--------------------------------------------------------------------------------------------------------------------------
                                                          Long Call
                                                          Options on
                                Interest    Long Call      Interest                Principal
                                Rate        Options      Rate Futures   Swap       - Only        Interest
    (Dollar amounts in           Floors       on MBS                      Caps       Swaps       Rate Caps     Swaptions
    millions)
--------------------------------------------------------------------------------------------------------------------------

    Balance, March 1, 1994      $       -      $2,000      $  1,770       $             $  -       $    -      $     -
       Additions                    4,000           -         1,300            -           -            -            -
       Dispositions                     -       2,000         3,070            -           -            -            -
                                ----------  -----------  -------------  ---------  -----------  ------------  ------------
    Balance, February 28, 1995      4,000           -             -            -           -            -            -
       Additions                   13,500       2,500         7,920        1,000         268            -            -
       Dispositions                 1,750       1,000         4,370            -           -            -            -
                                ----------  -----------  -------------  ---------  -----------  ------------  ------------
      Balance, February 29, 1996   15,750       1,500         3,550        1,000         268            -            -
       Additions                   11,500           -        13,890            -           -        1,000        1,750
       Dispositions/Expirations     1,000       1,500        13,240            -           -            -            -
                                ==========  ===========  =============  =========  ===========  ============  ============
    Balance, February 28, 1997    $26,250       $   -      $  4,200       $1,000        $268       $1,000       $1,750
                                ==========  ===========  =============  =========  ===========  ============  ============

--------------------------------------------------------------------------------------------------------------------------

    The terms of the open Servicing Hedge derivative contracts at February 28, 1997 are presented below.

---------------------------------------------------------------------------------------------------------------------

                                            Long Call
                                            Options on
                                             Interest                        Principal
                         Interest Rate     Rate Futures        Swap           - Only         Interest
                            Floors                             Caps            Swaps        Rate Caps     Swaptions
---------------------------------------------------------------------------------------------------------------------

    Index           or     2-, 5- or         Interest        3-Month           FNMA          10-Year       3-Month
    Underlying         10-Year Constant    Rate Futures    LIBOR capped        Trust         Constant       LIBOR
       Instrument          Maturity                          at 7.00%           P/O          Maturity
                        Treasury Yield                    (floating-pay                      Treasury
                              or                              rate)                           Yield
                       3-Month LIBOR

    Strike Price          4.50%-7.00%      104.00-124.00   5.65%-5.77%       72.74% of        8.00%      5.49%-6.00%
                                                          (fixed-receive        the
                                                              rate)          remaining
                                                                            face value
                                                                            at the end
                                                                              of the
                                                                             contract

    Term                  2-10 Years        3-4 Months       5 Years          2 Years        5 Years     3-11 Years

---------------------------------------------------------------------------------------------------------------------

    The Servicing Hedge instruments utilized by the Company are intended to protect the value of the investment in MSRs from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of hedge instruments declines. With respect to the options, Swaptions, floors, caps and CMOs, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. With respect to the Swap Caps contracts entered into by the Company as of February 28, 1997, the Company estimates that its maximum exposure to loss over the contractual term is $26.2 million. The Company's exposure to loss in the P/O swaps is related to changes in the market value of the referenced P/O security over the life of the contract. There can be no assurance that the Company's Servicing Hedge will generate gains in the future, or if gains are generated, that they will fully offset impairment of the MSRs.

Interest Rate Swaps

    As of February 28, 1997, CHL had interest rate swap agreements with certain financial institutions having notional principal amounts totaling $2.61 billion. The effect of these agreements is to enable CHL to convert its fixed-rate medium-term note borrowings to LIBOR-based floating-rate cost borrowings (notional amount $1.61 billion), to convert a portion of its commercial paper and medium-term note borrowings from one floating-rate index to another (notional amount $0.12 billion) and to convert the earnings rate on the custodial accounts held by CHL from floating to fixed (notional amount $0.88 billion). Payments are due periodically through the termination date of each agreement. The agreements expire between March 1997 and October 2008.

    The terms of the open interest rate swap agreements at February 28, 1997 are presented below.

--- ------------------------------------- --------- -- --------------------------------- --

    Swaps related to debt
        Average receive rate                                        6.414%
        Average pay rate                                            5.597%
        Index                                                   3-Month LIBOR
    Swaps related to escrow accounts
        Average receive rate                                        6.783%
        Average pay rate                                            5.541%
        Index                                               1- thru 3-Month LIBOR

--- ------------------------------------- --------- -- --------------------------------- --

Fair Value of Financial Instruments

    The following disclosure of the estimated fair value of financial instruments as of February 28(29), 1997 and 1996 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   -- ------------------------------------------- -------------------------------- --- --------------------------

                                                         February 28, 1997                 February 29, 1996
                                                  -------------------------------- --- --------------------------

                                                    Carrying        Estimated         Carrying        Estimated
      (Dollar amounts in thousands)                 amount         fair value         amount         fair value
   -- ------------------------------------------- ------------ -- ------------- --- ------------ -- -------------
      Assets:
        Mortgage loans and mortgage-backed
          securities held for sale                 $2,579,972      $2,579,972        $4,740,087      $4,740,087
        Items included in Other Assets:
          Purchased principal-only securities         165,452         165,452           139,343         125,463
          Mortgage-backed securities retained
                in securitizations                    293,030         293,030           132,378         129,828

        Derivatives:
          Interest rate floors                        167,204         137,047           142,339         132,621
           Contracts and options related to Committed
                Pipeline, mortgage loans and mortgage-
                backed securities held for sale        43,058          (8,879)           33,497         117,426
           Options related to Servicing Hedge           6,431           1,625            14,341           6,102
           Interest rate caps                          12,259          11,614                 -               -
           Swap Caps                                  (11,609)        (11,609)            5,910           5,910
           Swaptions                                   19,701          19,482                 -               -
           Principal-only swaps                       (19,446)        (19,446)           (6,625)         (6,625)

      Liabilities:
        Notes payable                               4,713,324       4,738,763         6,097,518       6,151,774

        Derivatives gain (loss):
           Interest rate swaps                          5,340          (4,951)            1,739          31,602
           Short-term commitments to extend credit          -          40,439                 -         (39,716)

   -- ------------------------------------------- ------------ -- ------------- --- ------------ -- -------------

    The fair value estimates as of February 28(29), 1997 and 1996 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

    The following describes the methods and assumptions used by the Company in estimating fair values.

Mortgage Loans and Mortgage-Backed Securities Held for Sale

    Fair value is estimated using the quoted market prices for securities backed by similar types of loans and dealer commitments to purchase loans on a servicing-retained basis.

Purchased Principal-only Securities

    Fair value is estimated using quoted market prices and by discounting future cash flows using discount rates that approximate current market rates and market consensus prepayment rates.

Mortgage-backed securities retained in securitizations

    Fair value is estimated by discounting future cash flows using discount rates that approximate current market rates, market consensus prepayment rates and estimated foreclosure losses to the extent the Company has retained the risk of such losses.

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


NOTE H - COMMITMENTS AND CONTINGENCIES

1.   Legal Proceedings

    On June 22, 1995, a lawsuit was filed by Jeff and Kathy Briggs, as a purported class action, against CHL and a mortgage broker in the Northern Division of the United Sates District Court for the Middle District of Alabama. The suit claims, among other things, that in connection with residential mortgage loan closings, CHL made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages plus, as to certain claims, treble damages. CHL's management believes that its compensation programs to mortgage brokers comply with applicable law and with long-standing industry practice, and that it has meritorious defenses to the action. CHL intends to defend vigorously against the action and believes that the ultimate resolution of such claims will not have a material adverse effect on the Company's results of operations and financial position.

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

3.   Lease Commitments

    The Company leases office facilities under lease agreements extending through September 2011. Future minimum annual rental commitments under these noncancelable operating leases with initial or remaining terms of one year or more are as follows.

                  --- ------------------------------------------ ---------------------------------
                              Year ending February 28(29),               (Dollar amounts in thousands)
                  --- ------------------------------- -------------------- -------------- --------

                                       1998                                   $ 17,173
                                       1999                                     14,299
                                       2000                                     10,580
                                       2001                                      8,604
                                       2002                                      7,074
                                    Thereafter                                  59,563
                                                                           ==============
                                                                              $117,293
                                                                           ==============

                  --- ------------------------------- -------------------- -------------- --------

    Rent expense was  $22,260,000,  $20,408,000  and  $22,136,000  for the years ended February 28(29), 1997, 1996 and 1995, respectively.

4.   Restrictions on Transfers of Funds

    The Company and certain of its subsidiaries are subject to regulatory and/or credit agreement restrictions which limit their ability to transfer funds to the Company through intercompany loans, advances or dividends. Pursuant to the revolving credit facility as of February 28, 1997, the Company is required to maintain $1.1 billion in consolidated net worth and CHL is required to maintain $1.0 billion of net worth, as defined in the credit agreement.

5.   Loan Servicing

    As of February 28(29), 1997, 1996 and 1995, the Company serviced loans totaling approximately $158.6 billion, $136.8 billion and $113.1 billion, respectively. Included in the loans serviced at February 28(29), 1997, 1996 and 1995 were loans being serviced under subservicing agreements with total principal balances of $3.9 billion, $1.9 billion and $0.7 billion, respectively.

    Conforming conventional loans serviced by the Company (57% of the servicing portfolio at February 28, 1997) are securitized through the Federal National
Mortgage   Association   ("Fannie  Mae")  or  the  Federal  Home  Loan  Mortgage
Corporation ("Freddie Mac") programs on a non-recourse basis, whereby foreclosure losses are generally the responsibility of Fannie Mae or Freddie Mac and not of the Company. Similarly, the government loans serviced by the Company are securitized through Government National Mortgage Association programs, whereby the Company is insured against loss by the Federal Housing Administration (19% of the servicing portfolio at February 28, 1997) or partially guaranteed against loss by the Veterans Administration (9% of the servicing portfolio at February 28, 1997). In addition, jumbo mortgage loans (15% of the servicing portfolio at February 28, 1997) are also serviced on a non-recourse basis.

    Properties securing the mortgage loans in the Company's servicing portfolio are geographically dispersed throughout the United States. As of February 28, 1997, approximately 37% of the mortgage loans (measured by unpaid principal balance) in the Company's servicing portfolio are secured by properties located in California. No other state contains more than 5% of the properties securing mortgage loans.


NOTE I - EMPLOYEE BENEFITS

1.   Stock Option Plans

    The Company has stock option plans (the "Plans") that provide for the granting of both qualified and non-qualified options to employees and directors. Options are generally granted at the average market price of the Company's common stock on the date of grant, are exercisable beginning one year from the date of grant and expire up to eleven years from the date of grant.

    Stock options transactions under the Plans were as follows.

---------------------------------------------------------------------------------------------------------------
                                                                   Year ended February 28(29),
                                                          -----------------------------------------------------
                                                                1997              1996              1995
----- ------------------------------------------------- -- -------------- -- ------------- --- ------------- --
      Number of Shares:
        Outstanding options at beginning of year                6,911,180        6,683,414      5,603,325
          Options granted                                       4,516,237        1,110,205      1,948,290
          Options exercised                                   (1,001,510)        (752,071)        (307,847)
          Options expired or canceled                           (184,045)        (130,368)        (560,354)
                                                           ==============    =============     =============
        Outstanding options at end of year                     10,241,862        6,911,180      6,683,414
                                                           ==============    =============     =============

      Weighted Average Exercise Price:
        Outstanding options at beginning of year                  $15.67
                                                                                   $14.75           $13.79
          Options granted                                          23.14
                                                                                    18.56            16.35
          Options exercised                                        14.26
                                                                                    11.60             4.79
          Options expired or canceled                              19.38
                                                                                    16.25            16.26
                                                           ==============    =============     =============
        Outstanding options at end of year                        $19.03           $15.67
                                                                                                    $14.75
                                                           ==============    =============     =============

      Options exercisable at end of year                       3,862,565        3,437,985        2,704,728

      Options available for future grant                       3,078,591        1,410,485        2,393,441

----- ------------------------------------------------- -- -------------- -- ------------- --- ------------- --

    Status of the outstanding stock options under the Plans at February 28, 1997 was as follows.

----------------------------------------------------------------------------------------------------------------

                                              Outstanding Options                      Exercisable Options
                           ---------------------------------------------------   -------------------------------

                              Weighted
                               Average                           Weighted                          Weighted
                              Remaining                           Average                           Average
          Exercise           Contractual                         Exercise                          Exercise
         Price Range            Life              Number           Price           Number            Price
      -------------------   ---------------   --------------    -------------    -------------    -------------
           $2.39 - $16.19      5.3 years         2,575,213          $12.77        2,207,360            $12.31
         $16.81 - $18.56       7.5               2,591,175          $17.65        1,152,459            $17.43
         $19.50 - $23.06       7.8               1,401,540          $22.18          498,996            $21.35
         $23.19 - $23.19       9.4               3,655,700          $23.19            3,750            $23.19
         $23.75 - $29.31       9.6                  18,234          $26.46                -          $   -
      ===================   ===============   ==============    =============    =============    -------------
          $2.39 - $29.31       7.7 years        10,241,862          $19.03        3,862,565            $15.01
      ===================   ===============   ==============    =============    =============    -------------


----- ------------------- - --------------- - -------------- -- ------------- -- ------------- -- -------------

    Had the estimated fair value of the options granted during the period been included in compensation expense, the Company's net earnings and earnings per share would have been as follows.

------------------------------------------- -------------------------------------
(Dollar amounts in thousands,                   Year ended February 28(29),
                                            -------------------------------------
 except  per share data)                          1997                 1996
------------------------------------------- ----------------- -- ----------------

Net Earnings
     As reported                                $257,358             $195,720
     Pro forma                                  $241,115             $191,652

Primary Earnings Per Share
     As reported                                  $2.44               $1.95
     Pro forma                                    $2.28               $1.91

Fully Diluted Earnings Per Share
     As reported                                  $2.42               $1.95
     Pro forma                                    $2.26               $1.91

------------------------------------------- ----------------- -- ----------------

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model modified to consider cash dividends to be paid. The following weighted-average assumptions were used for grants in fiscal 1997 and 1996, respectively: dividend yield of 1.38% and 1.72%; expected volatility of 26% and 32%; risk-free interest rates of 6.6% and 5.9% and expected lives of five years for options granted in both years. The average fair value of options granted during fiscal 1997 and 1996 was $7.15 and $6.11, respectively.

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

   --- ---------------------------------------------------------------------- ----------------------------------
                                                                               Year ended February 28(29),
                                                                              ----------------------------------
                                                                           -- ------------- --- ------------
       (Dollar amounts in thousands)                                              1997              1996
   --- ------------------------------------------------------------------- -- ------------- --- ------------ ---
       Actuarial present value of benefit obligations:
          Vested                                                                 $8,640            $7,641
          Nonvested                                                               3,425             2,068
                                                                              -------------     ------------
       Total accumulated benefit obligation                                      12,065             9,709
       Additional benefits based on estimated future salary levels                6,439             5,026
                                                                                                ------------
                                                                              -------------
       Projected benefit obligations for service rendered to date                18,504            14,735
       Less Plan assets at fair value, primarily mortgage-backed securities     (13,677)          (12,515)
                                                                              -------------     ------------
       Projected benefit obligation in excess of Plan assets                      4,827             2,220
       Unrecognized net (loss) gain from past experience different from that assumed and
         effects of changes in assumptions                                         (903)            1,422
       Prior service cost not yet recognized in net periodic pension cost        (1,223)           (1,322)
       Unrecognized net asset at February 28, 1987 being recognized over 15 years   354               425
                                                                              -------------     ------------
       Accrued pension cost                                                      $3,055            $2,745
                                                                              =============     ============

       Net pension cost included the following components:
          Service cost - benefits earned during the period                       $2,331            $1,832
          Interest cost on projected benefit obligations                          1,153               955
          Actual return on Plan assets                                              598              (839)
          Net amortization and deferral                                          (1,614)               29
                                                                              =============     ============
       Net periodic pension cost                                                 $2,468            $1,977
                                                                              =============     ============

   --- ------------------------------------------------------------------- -- ------------- --- ------------ ---

    The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4.0% for the years ended February 28(29), 1997 and 1996, respectively. The expected long-term rate of return on assets used was 8.0% for both years ended February 28(29), 1997 and 1996. Pension expense for the years ended February 28(29), 1997, 1996 and 1995 was $2,468,000, $1,977,000 and $1,792,000, respectively. The Company makes contributions to the Plan in amounts that are deductible in accordance with federal income tax regulations.

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

    In the event that, after a person has become an Acquiring Person, the Company is acquired in a merger or other business combination, as defined for the purposes of the Rights, each Right (other than those held by the Acquiring Person) will entitle its holder to purchase, at the then current exercise price of the Right, that number of shares of common stock, or the equivalent thereof, of the other party (or publicly traded parent thereof) to such merger or business combination which at the time of such transaction would have a market value of two times the exercise price of the Right. The Rights expire on the earlier of February 28, 2002, consummation of certain merger transactions or optional redemption by the Company prior to any person becoming an Acquiring Person.


NOTE K - RELATED PARTY TRANSACTIONS

    Countrywide Asset Management Corporation ("CAMC"), a wholly owned subsidiary of the Company, has entered into an agreement (the "Management Agreement") with CWM Mortgage Holdings, Inc. ("CWM"), a real estate investment trust. CAMC has entered into a subcontract with its affiliate, CHL, to perform such services for CWM and its subsidiaries as CAMC deems necessary. In accordance with the Management Agreement, CAMC advises CWM on various facets of its business and manages its operations subject to the supervision of CWM's Board of Directors. For performing these services, CAMC receives certain management fees and incentive compensation. During the fiscal years ended February 28(29), 1997, 1996 and 1995, CAMC earned $1.6 million, $2.0 million and $0.3 million, respectively, in base management fees from CWM and its subsidiaries. In addition, during the fiscal years ended February 28(29), 1997, 1996 and 1995, CAMC recorded $8.6 million, $6.6 million and $1.1 million, respectively, in incentive compensation. The Management Agreement is renewable annually and expires on May 15, 1997. As of February 28, 1997, the Company owned 1,120,000 shares, or approximately 2.2%, of the common stock of CWM.

    CAMC incurs many of the expenses related to the operations of CWM and its subsidiaries, including personnel and related expenses, subject to reimbursement by CWM. CWM's conduit operations are primarily conducted in Independent National Mortgage Corporation ("Indy Mac"), and all other operations are conducted in CWM. Accordingly, Indy Mac is charged with the majority of the conduit's cost and CWM is charged with the other operations' costs. During the fiscal years ended February 28(29), 1997, 1996 and 1995, the amount of expenses incurred by CHL which were allocated to CAMC and reimbursed by CWM totaled $29.2 million, $17.1 million and $9.9 million, respectively.

    CWM has an option to purchase conventional loans from CHL at the prevailing market price. During the years ended February 28(29), 1997, 1996 and 1995, CWM purchased $51.5 million, $14.3 million and $80.4 million, respectively, of conventional nonconforming mortgage loans from CHL pursuant to this option.

    During the year ended February 28, 1995, CHL purchased from Indy Mac bulk servicing rights for loans with principal balances aggregating $3.0 billion at a price of $38.2 million. CHL services mortgage loans collateralizing three series of CMOs issued by subsidiaries of CWM with outstanding balances of approximately $77.7 million at February 28, 1997. CHL is entitled under each agreement to an annual fee of up to 0.32% of the aggregate unpaid principal balance of the pledged mortgage loans. Servicing fees received by CHL under such agreements for the year ended February 28, 1997 were approximately $0.2 million. Approximately $0.3 million of servicing fees were received for each of the years ended February 29(28), 1996 and 1995.

    The Company has reached a definitive agreement with CWM on restructuring the business relationship between the two companies. In substance, CWM will acquire the operations and employees of CAMC and will no longer pay a management fee. In return, the Company will receive approximately 3.6 million newly issued common shares of CWM. The proposed transaction is structured as a merger of CAMC with and into CWM. The transaction will occur after regulatory and shareholder approvals are obtained.

NOTE L - SEGMENT INFORMATION

    The Company and its subsidiaries operate primarily in the mortgage banking industry. Operations in mortgage banking involve CHL's origination and purchase of mortgage loans, sale of mortgage loans in the secondary mortgage market, servicing of mortgage loans and the purchase and sale of rights to service mortgage loans.

    Segment information for the year ended February 28, 1997 was as follows.

   ----------------------------- ---- --- -- ------------ ---- ----------- ---- ------------ ----- -------------
                                                                                 Adjustments
                                               Mortgage                              and
   (Dollar amounts in thousands)                Banking           Other         Eliminations       Consolidated
   ----------------------------- ---- --- -- ------------ ---- ----------- ---- ------------ ----- -------------
   Unaffiliated revenue                        $1,006,146      $   106,316       $        -           $1,112,462

   Intersegment revenue                               392                -             (392)                   -
                                              ------------      -----------      ------------       ----------

        Total revenues                         $1,006,538      $   106,316       $     (392)          $1,112,462
                                              ============      ===========      ============       =============

   Earnings before income taxes                $  369,020      $    52,878       $        -           $  421,898
                                              ============      ===========      ============       =============

   Identifiable assets,
     February 28, 1997                         $7,415,050      $ 2,559,037      ($1,884,795)          $8,089,292
                                              ============      ===========      ============       =============

   ----------------------------- ---- --- -- ------------ ---- ----------- ---- ------------ ----- -------------

    Segment information for the year ended February 29, 1996 was as follows.

   ----------------------------- ---- ---- -- ------------ ---- ----------- -- -------------- ---- -------------
                                                                                Adjustments
                                                Mortgage                            and
   (Dollar amounts in thousands)                 Banking           Other       Eliminations        Consolidated
   ----------------------------- ---- ---- -- ------------ ---- ----------- -- -------------- ---- -------------
   Unaffiliated revenue                         $  806,813      $    53,929       $        -         $   860,742

   Intersegment revenue                              1,776               -            (1,776)                 -
                                              ------------      -----------    --------------      -------------

  Total revenues                                $  808,589      $    53,929      ($    1,776)        $   860,742
                                              ============      ===========    ==============      ==============

   Earnings before income taxes                 $  308,596      $    17,604       $        -         $   326,200
                                              ============      ===========    ==============      ==============
   Identifiable assets,
     February 29, 1996                          $8,181,765      $ 1,775,276      ($1,299,388)        $ 8,657,653
                                              ============      ===========    ==============      ==============

 ----------------------------- ---- ---- -- ------------ ---- ----------- -- -------------- ---- -------------

    Segment information for the year ended February 28, 1995 was as follows.

   ----------------------------- --- ---- -- ------------ ----- ----------- -- ------------- ----- -------------
                                                                                Adjustments
                                               Mortgage                             and
   (Dollar amounts in thousands)                Banking            Other       Eliminations        Consolidated
   ----------------------------- --- ---- -- ------------ ----- ----------- -- ------------- ----- -------------
   Unaffiliated revenue                       $   563,586        $   39,077        $      -          $    602,663

   Intersegment revenue                               744              -               (744)              -
                                             ------------       -----------    -------------       --------------

        Total revenues                        $   564,330        $   39,077       ($    744)         $   602,663
                                             ============       ===========    =============       ==============

   Earnings before income taxes               $   136,220        $   11,125        $      -          $   147,345
                                             ============       ===========    =============       ==============
       Identifiable assets,
     February 28, 1995                        $5,520,283         $1,144,911       ($955,012)         $ 5,710,182
                                             ============       ===========    =============       ==============
   ----------------------------- --- ---- -- ------------ ----- ----------- -- ------------- ----- -------------


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


NOTE N - SUBSEQUENT EVENTS
     On March 19, 1997, the Company declared a cash dividend of $0.08 per common share payable April 30, 1997 to shareholders of record on April 14, 1997.

NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly data was as follows.

   --------------------------------------------- ---------------------------------------------------------------
                                                                               Three months ended
                                                 ---------------------------------------------------------------
   (Dollar amounts in thousands, except per share dataMay 31         August 31     November 30   February 28(29)
                                                  -------------- --------------- -------------- ----------------
   ---------------------------------------------- -------------- --------------- -------------- ----------------
   Year ended February 28, 1997
      Revenues                                       $263,282        $270,815       $281,530         $296,835
      Expenses                                        163,898         168,361        173,440          184,865
      Provision for income taxes                       38,760          39,957         42,155           43,668
      Net earnings                                     60,624          62,497         65,935           68,302
      Earnings per share(1)
         Primary                                        $0.58           $0.60          $0.62            $0.63
         Fully diluted                                  $0.58           $0.60          $0.62            $0.63

   Year ended February 29, 1996
      Revenues                                       $178,963        $209,310       $225,568         $246,901
      Expenses                                        118,669         127,724        137,311          150,838
      Provision for income taxes                       24,118          32,634         35,303           38,425
      Net earnings                                     36,176          48,952         52,954           57,638
      Earnings per share(1)
         Primary                                        $0.39           $0.49          $0.51            $0.55
         Fully diluted                                  $0.39           $0.49          $0.51            $0.55

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

   -- ----------------------------------------- ---- ------------------------------------------------- ---------
                                                                           February 28(29),
                                                             -------------- ----------- -------------- ---------
      (Dollar amounts in thousands)                               1997                       1996
   -- ---------------------------------------------- ------- -------------- ----------- -------------- ---------
      Balance Sheets:

       Mortgage loans and mortgage-backed
           securities held for sale                            $2,579,972                 $4,740,087
        Other assets                                            4,835,078                  3,441,678
                                                             ==============             ==============
           Total assets                                        $7,415,050                 $8,181,765
                                                             ==============             ==============

        Short- and long-term debt                              $5,220,277                 $6,335,538
        Other liabilities                                         742,435                    588,446
        Equity                                                  1,452,338                  1,257,781
                                                             ==============             ==============
          Total liabilities and equity                         $7,415,050                 $8,181,765
                                                             ==============             ==============


   -- ---------------------------------------------- ------- -------------- ----------- -------------- ---------


   --- ----------------------------------------- --- --------------------------------------------------- --------
                                                                     Year ended February 28(29),
                                                             --------------- ---------- --------------- ---------
       (Dollar amounts in thousands)                                1997                      1996
   --- --------------------------------------------- ------- --------------- ---------- --------------- ---------
       Statements of Earnings:

         Revenues                                              $1,006,538                   $808,589
         Expenses                                                 637,518                    499,993
         Provision for income taxes                               143,918                    123,438
                                                             ===============            ===============
           Net earnings                                       $   225,102                   $185,158
                                                             ===============            ===============

   --- --------------------------------------------- ------- --------------- ---------- --------------- ---------


NOTE Q - IMPLEMENTATION OF NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which supersedes APB Opinion No. 15, of the same name. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international standards. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data will be restated.

     The following table presents basic and diluted EPS for the years ended February 28(29), 1997, 1996 and 1995, computed under the provisions of SFAS No. 128.


------------------------ --------- --------- --------- -- - --------------------------- -- -- --------- -------- -----
                               Year ended February
                                                            28(29),
                         --------- --------- --------- -- - --------------------------- -- -- --------- -------- -----
                                     1997                             1996                           1995
                         --------- --------- ---------   ---------- --------- --------    --------- -------- ---------
(Dollar amounts in                           Per-Share                        Per-Share                      Per-Share
thousands, except per    Net                  Amount     Net                  Amount      Net                 Amount
share data)              Earnings   Shares               Earnings    Shares               Earnings  Shares
------------------------           --------- ---------              --------- --------              -------- ---------
                         =========                       ==========                       =========
Net earnings             $257,358                         $195,720                         $88,407
                         =========                       ==========                       =========

Basic EPS
Net earnings available
to common shareholders   $257,358   103,112     $2.50     $195,720    98,352    $1.99      $88,407   91,240     $0.97

Effect of dilutive
stock options               -         2,565                  -         1,918                 -          847
                         --------- ---------             ---------- ---------             --------- --------

Diluted EPS
Net earnings available
to common shareholders   $257,358   105,677     $2.44     $195,720   100,270    $1.95      $88,407   92,087     $0.96
                         ========= ========= =========   ========== ========= ========    ========= ======== ---------

------------------------ --------- --------- --------- - ---------- --------- -------- -- --------- -------- ---------



                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                                      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                 COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                                            BALANCE SHEETS
                                                    (Dollar amounts in thousands)

                                                                                           February 28(29),
                                                                                     -------------- -- --------------
                                                                                         1997              1996
                                                                                     --------------    --------------
Assets

   Cash                                                                              $       -         $       -
   Other receivables                                                                       2,668             5,825
   Intercompany receivable                                                               120,126            33,805
   Investment in subsidiaries at equity in net assets                                  1,560,341         1,299,088
   Equipment and leasehold improvements                                                      108               106
   Other assets                                                                           34,266            22,442
                                                                                     --------------    --------------

              Total assets                                                            $1,717,509        $1,361,266
                                                                                     ==============    ==============

Liabilities and Shareholders' Equity

   Intercompany payable                                                              $     44,023      $     22,684
   Accounts payable and accrued liabilities                                               16,971            11,437
   Deferred income taxes                                                                  14,439             7,390
                                                                                     --------------    --------------
              Total liabilities                                                           75,433            41,511

   Common shareholders' equity
     Common stock                                                                          5,305             5,112
     Additional paid-in capital                                                          917,942           820,183
     Retained earnings                                                                   718,829           494,460
                                                                                     --------------    --------------
              Total shareholders' equity                                               1,642,076         1,319,755
                                                                                     --------------    --------------

              Total liabilities and shareholders' equity                              $1,717,509        $1,361,266
                                                                                     ==============    ==============




                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                                                 COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                                        STATEMENTS OF EARNINGS
                                                    (Dollar amounts in thousands)

                                                                           Year ended February 28(29),
                                                                  -------------- -- -------------- -- --------------
                                                                      1997              1996              1995
                                                                  --------------    --------------    --------------

Revenue
   Interest earned                                                    $  1,148          $     31          $     36
   Interest charges                                                          -            (1,952)           (2,646)
                                                                  --------------    --------------    --------------
        Net interest income                                              1,148            (1,921)           (2,610)

   Dividend income                                                       1,550             2,332                96
                                                                  --------------    --------------    --------------
                                                                         2,698               411            (2,514)
Expenses                                                                (3,398)           (3,761)           (3,200)
                                                                  --------------    --------------    --------------
   Loss before income tax benefit and equity in net
   earnings of subsidiaries                                               (700)           (3,350)           (5,714)
Income tax benefit                                                         273             1,340             2,285
                                                                  --------------    --------------    --------------

   Loss before equity in net earnings of subsidiaries                     (427)           (2,010)           (3,429)
Equity in net earnings of subsidiaries                                 257,785           197,730            91,836
                                                                  --------------    --------------    --------------

     NET EARNINGS                                                     $257,358          $195,720           $88,407
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




                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                                                 COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                                       STATEMENTS OF CASH FLOWS
                                                     Increase (Decrease) in Cash
                                                    (Dollar amounts in thousands)

                                                                           Year ended February 28(29),
                                                                  -------------- -- -------------- -- --------------
                                                                      1997              1996              1995
                                                                  --------------    --------------    --------------

Cash flows from operating activities:
   Net earnings                                                      $257,358          $195,720           $88,407
   Adjustments to reconcile net earnings to net cash
     provided (used) by operating activities:
       Earnings of subsidiaries                                      (257,785)         (197,730)          (91,836)
       Depreciation and amortization                                       24                18                16
       Increase in other receivables and other assets                  (1,644)           (8,241)           (2,925)
       Increase in accounts payable and accrued liabilities             5,534             2,488             3,079
                                                                  --------------    --------------    --------------
         Net cash provided (used) by operating activities               3,487            (7,745)           (3,259)
                                                                  --------------    --------------    --------------

Cash flows from investing activities:
   Net change in intercompany receivables and payables                (44,901)           76,236            31,458
   Investment in subsidiaries                                          (6,832)         (239,368)              (63)
                                                                  --------------    --------------    --------------
         Net cash (used) provided by investing activities             (51,733)         (163,132)           31,395
                                                                  --------------    --------------    --------------

Cash flows from financing activities:
   Repayment of long-term debt                                              -           (10,600)           (2,150)
   Issuance of common stock                                            81,235           212,438             2,273
   Cash dividends paid                                                (32,989)          (30,961)          (28,259)
                                                                  --------------    --------------    --------------
         Net cash provided (used) by financing activities              48,246           170,877           (28,136)
                                                                  --------------    --------------    --------------

              Net change in cash                                         -                  -                -
Cash at beginning of year                                                -                  -                -
                                                                  --------------    --------------    --------------

Cash at end of year                                                 $    -              $   -           $    -
                                                                  ==============    ==============    ==============

Supplemental cash flow information:
   Cash used to pay interest                                                -            $2,744           $  2,114
   Cash refunded from income taxes                                          -                 -          ($    841)
   Noncash financing activities - issuance of common stock
      to acquire subsidiary                                           $16,717                 -               -



                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               Three years ended February 28(29), 1997
                                                    (Dollar amounts in thousands)



            Column A                  Column B                  Column C                  Column D          Column E
----------------------------------  --------------   --------------------------------  -----------------  --------------
                                    Additions
                                                     --------------------------------
                                     Balance at       Charged to         Charged                             Balance
                                      beginning        costs and        to other                             at end
                                      of period        expenses         accounts        Deductions (1)      of period
----------------------------------  --------------   --------------  ----------------  ------------------  -------------
Year ended February 28, 1997
   Allowance for losses                $15,635          $21,064         $   242             $12,192            $24,749
Year ended February 29, 1996
   Allowance for losses                $11,183           $8,831         $   800            $  5,179            $15,635
Year ended February 28, 1995
   Allowance for losses                $13,826           $1,808          $3,466            $  7,917            $11,183

----------------------------------
(1) Actual losses charged against reserve, net of recoveries and reclassification.



                                                             Exhibit List


Exhibit                            Description                         Page No.
--------  ----------------------------------------------------------- ---------


 ---
     2.1 Agreement and Plan of Merger Among CWM Mortgage Holdings, Inc., Countrywide Asset Management Corporation and Countrywide Credit Industries, Inc.
 ---

 ---
     3.1* Certificate of Amendment of Restated Certificate of Incorporation of Countrywide Credit Industries, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated August 31, 1987).
 ---

 ---
     3.2*  Restated   Certificate  of   Incorporation   of  Countrywide   Credit
Industries, Inc. (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1987). ---

 ---
     3.3* Bylaws of Countrywide Credit Industries, Inc., as amended and restated (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 10, 1988).
 ---

 ---
     4.1* Rights Agreement, dated as of February 10, 1988, between Countrywide Credit Industries, Inc. and Bank of America NT & SA, as Rights Agent (incorporated by reference to Exhibit 4 to the Company's Form 8-A filed pursuant to Section 12 of the Securities Exchange Act of 1934 on February 12, 1988).
 ---

 ---
     4.1.1* Amendment No. 1 to Rights Agreement dated as of March 24, 1992 (incorporated by reference to Exhibit 1 to the Company's Form 8 filed with the SEC on March 27, 1992).
---

---
     4.2* Specimen Certificate of the Company's Common Stock (incorporated by reference to Exhibit 4.2 to the Current Company's Report on Form 8-K dated February 6, 1987).
 ---

 ---
     4.3* Specimen Debenture  Certificate  (incorporated by reference to Exhibit
4.3 to the Company's Current Report on Form 8-K dated February 6, 1987).
 ---

 ---
     4.4* Form of Medium-Term Notes, Series A (fixed-rate) of Countrywide Funding Corporation (now known as Countrywide Home Loans, Inc.) ("CHL") (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3 (File Nos. 33-44194 and 33-44194-1) filed with the SEC on November 27, 1991).
 ---

 ---
     4.5* Form of Medium-Term Notes, Series A (floating-rate) of CHL (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3 (File Nos. 33-44194 and 33-44194-1) filed with the SEC on November 27, 1991).
 ---

 ---
     4.6* Form of Medium-Term Notes, Series B (fixed-rate) of CHL (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3 (File No. 33-51816) filed with the SEC on September 9, 1992).
 ---

 ---
     4.7* Form of Medium-Term Notes, Series B (floating-rate) of CHL (incorporated by reference to Exhibit 4.3 to the Company's registration statement  on Form S-3 (File No.  33-51816)  filed with the SEC on  September 9,
1992).
 ---

 ---
     4.8* Form of Medium-Term Notes, Series C (fixed-rate) of CHL (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-3 of CHL and the Company (File Nos. 33-50661 and 33-50661-01) filed with the SEC on October 19, 1993).
 ---

 ---
     4.9* Form of Medium-Term Notes, Series C (floating-rate) of CHL (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of CHL and the Company (File Nos. 33-50661 and 33-50661-01) filed with the SEC on October 19, 1993).
 ---

 ---
     4.10* Indenture dated as of January 1, 1992 among CHL, the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of CHL and the Company (File Nos. 33-50661 and 33-50661-01) filed with the SEC on October 19, 1993).
 ---

 ---
     4.10.1* Form of Supplemental Indenture No. 1 dated as of June 15, 1995, to the Indenture dated as of January 1, 1992, among CHL, the Company, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the registration statement on Form S-3 of the Company and CHL (File Nos. 33-59559 and 33-59559-01) filed with the SEC on June 16, 1995).
 ---

 ---
     4.11* Form of Medium-Term Notes, Series D (fixed-rate) of CHL (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to the registration statement on Form S-3 of the Company and CHL (File Nos. 33-59559 and 33-59559-01) filed with the SEC on June 16, 1995).
 ---

 ---
     4.12*  Form  of  Medium-Term   Notes,   Series  D  (floating-rate)  of  CHL
(incorporated by reference to Exhibit 4.11 to Amendment No. 2 to the registration statement on Form S-3 of the Company and CHL (File Nos. 33-59559 and 33-59559-01) filed with the SEC on June 16, 1995).
 ---

 ---
     4.13* Form of Medium-Term Notes, Series E (fixed-rate) of CHL (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-3835 and 333-3835-01) filed with the SEC on August 2, 1996).
 ---

 ---
     4.14* Form of Medium-Term Notes, Series E (floating rate) of CHL (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-3835 and 333-3835-01) filed with the SEC on August 2, 1996).
 ---

 ---
     + 10.1* Indemnity Agreements with Directors and Officers of Countrywide Credit Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated February 6, 1987).
 ---

 ---
     + 10.2* Restated Employment Agreement for David S. Loeb dated March 26, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-Q dated August 31, 1996).
 ---

 ---
     + 10.3* Restated Employment Agreement for Angelo R Mozilo dated March 26, 1996 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-Q dated August 31, 1996).
 ---

 ---
     + 10.4* Employment Agreement for Stanford L. Kurland dated May 7, 1996 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-Q dated August 31, 1996).
 ---

 ---
     + 10.5* Countrywide Credit Industries, Inc. Deferred Compensation Agreement for Non-Employee Directors (incorporated by reference to Exhibit 5.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1987).
 ---

 ---
     + 10.6* Countrywide Credit Industries, Inc. Deferred Compensation Plan for Key Management Employees dated April 15, 1992 (incorporated by reference to
Exhibit  10.3.1 to the Company's  Annual Report on Form 10-K dated  February 28,
1993).

 ---
     + 10.7* Countrywide Credit Industries, Inc. Deferred Compensation Plan effective August 1, 1993 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1993).
 ---

 ---
     10.8* Revolving Credit Agreement dated as of May 20, 1996 by and among CFC, First National Bank of Chicago, Bankers Trust Company, The Bank of New York, The Chase Manhattan Bank, N.A., Chase Securities, Inc. and the Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 31, 1996).
 ---

 ---
     + 10.9* Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 31, 1988).
 ---

 ---
     + 10.10* Key Executive  Equity Plan  (incorporated  by reference to Exhibit
10.4 to the Company's Quarterly Report on Form 10-Q dated May 31, 1988).
 ---

 ---
     + 10.11* 1987 Stock Option Plan, as Amended and Restated on May 15, 1989 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K dated February 28, 1989).
 ---

 ---
     + 10.12* 1986 Non-Qualified Stock Option Plan as amended (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).
 ---

 ---
     + 10.13* 1985 Non-Qualified Stock Option Plan as amended (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).
 ---

 ---
     + 10.14* 1984 Non-Qualified Stock Option Plan as amended (incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).
 ---

 ---
     + 10.15* 1982 Incentive Stock Option Plan as amended (incorporated by reference to Exhibits 10.2 - 10.5 to Post-Effective Amendment No. 2 to the
Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).
 ---

 ---
     + 10.16* Amended and Restated Stock Option Financing Plan (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).
 ---

 ---
     10.17* 1995 Amended and Extended Management Agreement, dated as of May 15, 1995, between CWM Mortgage Holdings, Inc. ("CWM") and Countrywide Asset Management Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 31, 1995).
 ---

 ---
     10.18* 1987 Amended and Restated Servicing Agreement, dated as of May 15, 1987, between CWM and CHL (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K dated February 28, 1990).
 ---

 ---
     10.19* 1995 Amended and Restated Loan Purchase and Administrative Services Agreement, dated as of May 15, 1995, between CWM and CHL (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1995).
 ---

 ---
     + 10.20* 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K dated February 29, 1992).
 ---

 ---
     + 10.20.1* First Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.1 to the Company's Annual Report on Form 10-K dated February 28, 1993).
 ---

 ---
     + 10.20.2* Second Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.2 to the Company's Annual Report on Form 10-K dated February 28, 1993).
 ---

 ---
     + 10.20.3* Third Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.3 to the Company's Annual Report on Form 10-K dated February 28, 1993).
 ---

 ---
     + 10.20.4* Fourth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.4 to the Company's Annual Report on Form 10-K dated February 28, 1993).
 ---

 ---
     + 10.20.5* Fifth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.5 to the Company's Annual Report on Form 10-K dated February 28, 1995).
 ---

 ---
     + 10.21* 1992 Stock Option Plan dated as of December 22, 1992 (incorporated by reference to Exhibit 10.19.5 to the Company's Annual Report on Form 10-K dated February 28, 1993).
 ---

 ---
     + 10.22* Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated August 31, 1996).
 ---

 ---
     + 10.22.1* First Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5.1 to the Company's Annual Report on Form 10-Q dated August 31, 1996).
 ---

 ---
     + 10.23* Supplemental Executive Retirement Plan effective March 1, 1994 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated May 31, 1994).
 ---

 ---
     + 10.24* Split-Dollar Life Insurance Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q dated May 31,
1994).
 ---

 ---
     + 10.25* Split-Dollar  Collateral Assignment  (incorporated by reference to
Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q dated May 31, 1994).
 ---

 ---
     + 10.26* Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q dated August 31, 1996).
 ---

 ---
     + 10.27 Change in Control Severance Plan
 ---

 ---
     11.1 Statement Regarding Computation of Earnings Per Share.
 ---

 ---
     12.1 Computation of the Ratio of Earnings to Fixed Charges.
 ---

 ---
     22.1 List of subsidiaries.
 ---

 ---
     24.1 Consent of Grant Thornton LLP.
 ---

 ---
     27 Financial Data Schedules (included only with the electronic filing with the SEC)
 ---

 -------------------------
 *Incorporated by reference.
 +Constitutes a management contract or compensatory plan or arrangement.