Form 10-Q
period 1997-05-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1997-07-15
CIK 25191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                                   (Mark One)

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended May 31, 1997

                                                     OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________  to  _______________________

Commission File Number:         1-8422



                       COUNTRYWIDE CREDIT INDUSTRIES, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            13-2641992
------------------------------------------ ------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

4500 Park Granada Blvd., Calabasas, California                        91302
------------------------------------------------- -----------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (818) 225-3000
     -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes       X      No
                                                        --------       --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                     Outstanding at July 14, 1997
 Common Stock $.05 par value                                  107,147,362

                                     PART I
                              FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                 May 31,        February 28,
                                                                                  1997              1997
                                                                            ----------------- ----------------
                                                                                 (Dollar amounts in
                                                                             thousands, except per share
                                                                                        data)
                  ASSETS
Cash                                                                        $      22,299      $     18,269
Mortgage loans and mortgage-backed securities held for sale                     4,580,769         2,579,972
Other receivables                                                               1,456,904         1,451,979
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                      196,079           190,104
Mortgage servicing rights                                                       3,218,382         3,023,826
Other assets                                                                      829,524           825,142
                                                                            ================= ================
       Total assets                                                           $10,303,957        $8,089,292
                                                                            ================= ================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                                 $ 2,100,434        $1,695,523
                                                                            ================= ================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                                 $ 6,703,367        $4,713,324
Drafts payable issued in connection with mortgage loan closings                   322,565           221,757
Accounts payable and accrued liabilities                                          620,585           607,037
Deferred income taxes                                                             674,471           635,643
                                                                            ----------------- ----------------
       Total liabilities                                                        8,320,988         6,177,761

Commitments and contingencies                                                           -                 -

Company-obligated  mandatorily redeemable capital trust pass-through  securities of subsidiary trust holding solely a Company
   guaranteed related subordinated debt                                           300,000           300,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value;
   issued and outstanding, none                                                         -                 -
Common stock - authorized, 240,000,000 shares of $0.05 par
   value; issued and outstanding, 106,513,249 shares at May 31, 1997
    and 106,095,558 shares at February 28, 1997                                     5,326             5,305
Additional paid-in capital                                                        937,061           917,942
Unrealized loss on available-for-sale securities                                  (39,718)          (30,545)
Retained earnings                                                                 780,300           718,829
                                                                            ----------------- ----------------
       Total shareholders' equity                                               1,682,969         1,611,531
                                                                            ================= ================
       Total liabilities and shareholders' equity                             $10,303,957        $8,089,292
                                                                            ================= ================


Borrower and investor custodial accounts                                      $ 2,100,434        $1,695,523
                                                                            ================= ================

           The  accompanying  notes are an integral part of these statements.



              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                                                                    Three Months
                                                                                    Ended May 31,
                                                                                 1997           1996
                                                                           ---------------- -----------------
                                                                            (Dollar amounts in thousands,
                                                                               except per share data)
Revenues
   Loan origination fees                                                        $ 53,499         $ 55,949
   Gain (loss) on sale of loans, net of commitment fees                           90,235           47,080
                                                                           ---------------- -----------------
     Loan production revenue                                                     143,734          103,029

    Interest earned                                                               82,180           88,848
    Interest charges                                                             (81,834)         (77,066)
                                                                           ---------------- -----------------
      Net interest income                                                            346           11,782

    Loan servicing income                                                        214,315          179,274
    Amortization and recovery of mortgage servicing rights                       (25,956)          48,285
    Servicing hedge expense                                                      (44,743)        (100,426)
                                                                           ---------------- -----------------
      Net loan administration income                                             143,616          127,133

    Commissions, fees and other income                                            30,949           21,338
                                                                           ---------------- -----------------
         Total revenues                                                          318,645          263,282

Expenses
   Salaries and related expenses                                                  88,041           68,998
   Occupancy and other office expenses                                            38,066           29,898
   Guarantee fees                                                                 42,576           37,501
   Marketing expenses                                                             10,320            8,824
   Other operating expenses                                                       24,939           18,677
                                                                           ---------------- -----------------
         Total expenses                                                          203,942          163,898
                                                                           ---------------- -----------------

Earnings before income taxes                                                     114,703           99,384
   Provision for income taxes                                                     44,734           38,760
                                                                           ---------------- -----------------

   NET EARNINGS                                                                 $ 69,969         $ 60,624
                                                                           ================ =================

Earnings per share
   Primary                                                                        $0.64             $0.58
   Fully diluted                                                                  $0.64             $0.58






             The  accompanying  notes are an integral part of these statements.


                                COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                    Three Months
                                                                                    Ended May 31,
                                                                                 1997           1996
                                                                           ---------------- -----------------
                                                                            (Dollar amounts in thousands)
Cash flows from operating activities:
   Net earnings                                                               $   69,969       $   60,624
   Adjustments to reconcile net earnings to net cash
     used by operating activities:
   Amortization and net recovery                                                  65,421           35,157
   Depreciation and other amortization                                            11,224            9,036
   Deferred income taxes                                                          44,734           38,760

   Origination and purchase of loans held for sale                            (9,360,306)     (11,002,082)
   Principal repayments and sale of loans                                      7,359,509       10,925,283
                                                                           ---------------- -----------------
     Increase in mortgage loans and mortgage-backed
     securities held for sale                                                 (2,000,797)         (76,799)

     Increase in other receivables and other assets                              (67,553)        (275,941)
     Increase in accounts payable and accrued liabilities                         13,548           75,735
                                                                           ---------------- -----------------
       Net cash used by operating activities                                  (1,863,454)        (133,428)
                                                                           ---------------- -----------------

Cash flows from investing activities:
   Additions to mortgage servicing rights                                       (220,512)        (263,101)
   Purchase of property, equipment and leasehold
     improvements - net                                                          (13,497)         (13,138)
                                                                           ---------------- -----------------
       Net cash used by investing activities                                    (234,009)        (276,239)
                                                                           ---------------- -----------------

Cash flows from financing activities:
   Net increase in warehouse debt and other
     short-term borrowings                                                     1,920,516          478,239
   Issuance of long-term debt                                                    215,000                -
   Repayment of long-term debt                                                   (44,665)         (73,189)
   Issuance of common stock                                                       19,140            4,232
   Cash dividends paid                                                            (8,498)          (8,183)
                                                                           ---------------- -----------------
       Net cash provided by financing activities                               2,101,493          401,099
                                                                           ---------------- -----------------

Net increase (decrease) in cash                                                    4,030           (8,568)
Cash at beginning of period                                                       18,269           16,444
                                                                           ================ =================
Cash at end of period                                                        $    22,299      $     7,876
                                                                           ================ =================

Supplemental cash flow information:
   Cash used to pay interest                                                 $    66,160      $    64,050
   Cash used to pay income taxes                                             $         2      $         6




         The accompanying notes are an integral part of these statements

NOTE A - BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 1997 of Countrywide Credit Industries, Inc. (the "Company").

Certain amounts reflected in the consolidated financial statements for the three month period ended May 31, 1996 have been reclassified to conform to the presentation for the three month period ended May 31, 1997.

NOTE B - NOTES PAYABLE

    Notes payable consisted of the following.

   ------------------------------------------------------------------ ---- --------------- --- -------------- --
       (Dollar amounts in thousands)                                            May 31,         February 28,
                                                                                 1997               1997
   ------------------------------------------------------------------ ---- --------------- --- -------------- --

       Commercial paper                                                      $3,319,979          $1,943,368
       Medium-term notes, Series A, B, C, D and E                             2,517,500           2,346,800
       Repurchase agreements                                                    413,734             220,637
       Subordinated notes                                                       200,000             200,000
       Unsecured notes payable                                                  250,000                   -
       Other notes payable                                                        2,154               2,519
                                                                           ===============     ==============
                                                                             $6,703,367          $4,713,324
                                                                           ===============     ==============

   ------------------------------------------------------------------ ---- --------------- --- -------------- --


Revolving Credit Facility and Commercial Paper

    As of May 31, 1997, Countrywide Home Loans, Inc. ("CHL"), the Company's mortgage banking subsidiary, had an unsecured credit agreement (revolving credit facility) with fifty commercial banks permitting CHL to borrow an aggregate maximum amount of $3.5 billion, less commercial paper backed by the agreement. The amount available under the facility is subject to a borrowing base, which consists of mortgage loans and mortgage-backed securities held for sale and mortgage servicing rights ("MSRs"). The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL. The interest rate on direct borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. This interest rate varies, depending on CHL's credit ratings. No amount was outstanding on the revolving credit facility at May 31, 1997. The weighted average borrowing rate on commercial paper borrowings for the three months ended May 31, 1997 was 5.53%. The weighted average borrowing rate on commercial paper outstanding as of May 31, 1997 was 5.63%. Under certain circumstances, including the failure to maintain specified minimum credit ratings, borrowings under the revolving credit facility and commercial paper may become secured by mortgage loans and mortgage-backed securities held for sale and MSRs. The facility expires on May 14, 2000.

Medium-Term Notes

    As of May 31, 1997, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission were as follows.


-----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                            Outstanding Balance                  Interest Rate            Maturity Date
                ------------------------------------------- ----------- ----------  -------------  -------------
                Floating-Rate   Fixed-Rate       Total         From        To           From            To
                ------------------------------------------- ----------- ----------  -------------  -------------

      Series A      $      -    $   260,500   $   260,500      6.53%       8.79%      Jul 1997       Mar 2002

      Series B        11,000        396,000       407,000      5.82%       6.98%      Aug 1997       Aug 2005

      Series C       303,000        195,500       498,500      5.78%       8.43%      Dec 1997       Mar 2004

      Series D       115,000        386,500       501,500      5.88%       6.88%      Aug 1998       Sep 2005

      Series E       310,000        540,000       850,000      5.93%       7.45%      Feb 2000       Oct 2008
                -------------------------------------------

       Total        $739,000     $1,778,500    $2,517,500
                ===========================================

  ---------------------------------------------------------------------------------------------------------------

     As of May 31, 1997, all of the outstanding fixed-rate notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the three months ended May 31, 1997, including the effect of the interest rate swap agreements, was 6.15%. Repurchase Agreements

    As of May 31, 1997, the Company had entered into short-term financing arrangements to sell mortgage-backed securities ("MBS") under agreements to repurchase. The weighted average borrowing rate for the three months ended May 31, 1997 was 5.52%. The weighted average borrowing rate on repurchase agreements outstanding as of May 31, 1997 was 5.61%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical MBS.

Subordinated Notes

    The 8.25%  subordinated  notes are due July 15,  2002.  Interest  is payable semi-annually  on each  January 15 and July 15. The  subordinated  notes are not
redeemable   prior  to  maturity  and  are  not  subject  to  any  sinking  fund requirements.

Pre-Sale Funding Facilities

    As of May 31, 1997, CHL had uncommitted revolving credit facilities with two government-sponsored entities and an affiliate of an investment banking firm. The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. Interest rates are based on LIBOR, federal funds and/or the prevailing rates for MBS repurchase agreements. As of May 31, 1997, the Company had no outstanding borrowings under any of these facilities.

     NOTE C - COMPANY-OBLIGATED CAPITAL TRUST PASS-THROUGH SECURITIES OF SUBSIDIARY TRUST

    On December 11, 1996, Countrywide Capital I (the "Subsidiary Trust"), a subsidiary of the Company, issued $300 million of 8% Capital Trust Pass-through Securities (the "Capital Securities"). In connection with the Subsidiary Trust's issuance of the Capital Securities, CHL issued to the Subsidiary Trust $309 million of its 8% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debt Securities"). The Subordinated Debt Securities are due on December 15, 2026 with interest payable semi-annually in arrears on June 15 and December 15 of each year. The sole assets of the Subsidiary Trust are and will be the Subordinated Debt Securities. CHL's obligations under the Subordinated Debt Securities and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the Subsidiary Trust's obligations under the Capital Securities.


NOTE D - SERVICING HEDGE

    The following summarizes the notional amounts of servicing hedge derivative contracts.

-------------------------------- ------------ -------------- -------- ------------- ---------- ------------
(Dollar amounts in millions)                    Long Call
                                               Options on
                                   Interest     Interest                Principal   Interest
                                 Rate Floors  Rate Futures     Swap       - Only      Rate
                                                               Caps       Swaps       Caps      Swaptions
-------------------------------- ------------ -------------- -------- ------------- ---------- ------------

Balances, February 28, 1997        $26,250        $4,200      $1,000      $268      $1,000        $1,750
    Additions                        1,500        55,000           -         -           -           500
    Dispositions/expirations          (500)       (8,200)          -         -         (500)           -
                                 ============ ============== ======== ============= ========== ------------
Balances, May 31, 1997             $27,250       $51,000      $1,000      $268       $  500       $2,250
                                 ============ ============== ======== ============= ========== ------------

-------------------------------- ------------ -------------- -------- ------------- ---------- ------------


NOTE E - RESERVE FOR IMPAIRMENT OF MORTGAGE SERVICING RIGHTS

    The  following   summarizes  the  aggregate  activity  in  the  reserve  for impairment of mortgage servicing rights.

-------------------------------------------------------- -----------------------
(Dollar amounts in thousands)                               Aggregate Balances
                                                         -----------------------

Balances, February 28, 1997                                        ($2,668)
          Reductions (additions)                                       364
                                                         -----------------------
Balances, May 31, 1997                                             ($2,304)
                                                         -----------------------

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


NOTE G - SUBSEQUENT EVENTS

     On June 13, 1997, the Company declared a cash dividend of $0.08 per common share payable July 31, 1997 to shareholders of record on July 15, 1997.

    On June 4, 1997, Countrywide Capital III (the "Subsidiary Trust"), a subsidiary of the Company, issued $200 million of 8.05% Subordinated Capital Income Securities, Series A (the "Capital Securities"). In connection with the Subsidiary Trust's issuance of Capital Securities, CHL issued to the Subsidiary Trust $206 million of its 8.05% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debt Securities"). The sole assets of the Subsidiary Trust are the Subordinated Debt Securities and a related guarantee by the Company. CHL's and the Company's obligations under the Subordinated Debt Securities, the related guarantee and certain agreements, taken together, constitute a full and unconditional guarantee by the Company of the Subsidiary Trust's obligations under the Capital Securities.

    On July 1, 1997, the Company and INMC Mortgage Holdings, Inc. (formerly CWM Mortgage Holdings, Inc.) ("INMC") concluded the restructuring of their business relationship. In substance, INMC acquired the assets, operations and employees of its former manager, Countrywide Asset Management Corporation ("CAMC"), a wholly-owned subsidiary of the Company. INMC will no longer pay management fees to CAMC. In return, the Company received 3,440,800 newly issued common shares of INMC. The transaction was structured as a merger of CAMC with and into INMC.


NOTE H - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

    The  following   tables  present   summarized   financial   information  for
Countrywide Home Loans, Inc.

   -- ----------------------------------------- ---- --------------------------------------------------- -------
      (Dollar amounts in thousands)                              May 31,                 February 28,
                                                                   1997                      1997
   -- ---------------------------------------------- -------- -------------- ---------- -------------- ---------
      Balance Sheets:

       Mortgage loans and mortgage-backed
           securities held for sale                             $4,580,769                $2,579,972
        Other assets                                             5,035,540                 4,835,078
                                                              ==============            ==============
           Total assets                                         $9,616,309                $7,415,050
                                                              ==============            ==============

        Short- and long-term debt                               $7,292,539                $5,220,277
        Other liabilities                                          820,527                   742,435
        Equity                                                   1,503,243                 1,452,338
                                                              ==============            ==============
          Total liabilities and equity                          $9,616,309                $7,415,050
                                                              ==============            ==============


   -- ---------------------------------------------- -------- -------------- ---------- -------------- ---------


   --- ----------------------------------------- --- -------------------------------------------------- --------
       (Dollar amounts in thousands)                                Three Months Ended May 31,
                                                             --------------- ---------- ---------------
                                                                  1997                       1996
   --- --------------------------------------------- ------- --------------- ---------- --------------- --------
       Statements of Earnings:

         Revenues                                               $282,487                   $238,486
         Expenses                                                184,518                    152,255
         Provision for income taxes                               37,892                     33,630
                                                             ===============            ===============
           Net earnings                                        $  60,077                  $  52,601
                                                             ===============            ===============

   --- --------------------------------------------- ------- --------------- ---------- --------------- --------


NOTE I - IMPLEMENTATION OF NEW ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which supersedes APB Opinion No. 15, of the same name. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international standards. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data will be restated.

     The following table presents basic and diluted EPS for the three months ended May 31, 1997 and 1996, computed under the provisions of SFAS No. 128.

------------------------ -- -- ----- ------------------------------------ -- ----- ----
                                                  Three Months Ended
                                     May 31,
                         -- -- ----- ------------------------------------ -- ----- ----
                                     1997                             1996
                         --------- --------- ---------   ---------- --------- ---------
(Dollar amounts in                           Per-Share                        Per-Share
thousands, except per    Net                  Amount     Net                   Amount
share data)              Earnings   Shares               Earnings    Shares
------------------------           --------- ---------              --------- ---------
                         =========                       ==========
Net earnings              $69,969                          $60,624
                         =========                       ==========

Basic EPS
Net earnings available
to common shareholders    $69,969   106,257     $0.66      $60,624   102,316     $0.59

Effect of dilutive
stock options               -         3,000                  -         1,894
                         --------- ---------             ---------- ---------

Diluted EPS
Net earnings available
to common shareholders    $69,969   109,257     $0.64      $60,624   104,210     $0.58
                         ========= ========= =========   ========== ========= ---------

------------------------ --------- --------- --------- - ---------- --------- ---------


FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and the cost of funds; (4) federal and state regulation of the Company's mortgage banking operations and (5) competition within the mortgage banking industry.


RESULTS OF OPERATIONS

Quarter Ended May 31, 1997 Compared to Quarter Ended May 31, 1996

         Revenues for the quarter ended May 31, 1997 increased 21% to $318.6 million from $263.3 million for the quarter ended May 31, 1996. Net earnings increased 15% to $70.0 million for the quarter ended May 31, 1997 from $60.6 million for the quarter ended May 31, 1996. The increase in revenues and net earnings for the quarter ended May 31, 1997 compared to the quarter ended May 31, 1996 was primarily attributable to an increase in the size of the Company's servicing portfolio, improved pricing margins on prime credit quality first mortgages, greater sales in principal balance of higher-margin home equity and sub-prime loans and an increase in the income of the non-mortgage banking subsidiaries. These positive factors during the quarter ended May 31, 1997 were partially offset by lower loan production volume, a decline in net interest income, an increase in amortization of the servicing asset and an increase in expenses.

         The total volume of loans produced decreased 15% to $9.4 billion for the quarter ended May 31, 1997 from $11.0 billion for the quarter ended May 31, 1996. The decrease in loan production was primarily due to generally higher interest rates that prevailed during the quarter ended May 31, 1997 compared to quarter ended May 31, 1996. Refinancings totaled $2.8 billion, or 30% of total fundings, for the quarter ended May 31, 1997, as compared to $4.6 billion, or 42% of total fundings, for the quarter ended May 31, 1996. Fixed-rate mortgage loan production totaled $6.4 billion, or 68% of total fundings, for the quarter ended May 31, 1997, as compared to $9.0 billion, or 82% of total fundings, for the quarter ended May 31, 1996.

Total loan volume in the Company's production divisions is summarized below.

-------------------------------------------- ------------------------------------ --------

(Dollar amounts in millions)                 Three Months Ended May 31,
-------------------------------------------- ------------------------------------ --------

                                                 1997                   1996
                                             -------------          -------------

    Consumer Markets Division                   $ 2,347                $ 2,342
    Wholesale Lending Division                    2,662                  2,084
    Correspondent Lending Division                4,351                  6,576
                                             =============          =============

    Total Loan Volume                            $9,360                $11,002
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

    Included in the Company's total volume of loans produced are $295 million of home equity loans funded in the quarter ended May 31, 1997 and $106 million funded in the quarter ended May 31, 1996. Sub-prime credit quality loan production, which is also included in the Company's total production volume, was $282 million for the quarter ended May 31, 1997 and $188 million for the quarter ended May 31, 1996.

         At both May 31, 1997 and 1996, the Company's pipeline of loans in process was $5.2 billion. Historically, approximately 43% to 77% of the pipeline of loans in process has funded. In addition, at May 31, 1997, the Company had committed to make loans in the amount of $2.1 billion, subject to property identification and approval of the loans (the "LOCK `N SHOP(R) Pipeline"). At May 31, 1996, the LOCK `N SHOP(R) Pipeline was $1.9 billion. For the quarters ended May 31, 1997 and 1996, the Company received 139,845 and 143,779 new loan applications, respectively, at an average daily rate of $222 million and $231 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.

         Loan origination fees decreased during the quarter ended May 31, 1997 as compared to the quarter ended May 31, 1996 due to lower loan production that resulted primarily from higher mortgage interest rates during the quarter ended May 31, 1997 than during the quarter ended May 31, 1996. The percentage decrease in loan origination fees was less than the percentage decrease in total production. This is primarily because production by the Consumer Markets and Wholesale Lending Divisions (which, due to their cost structures, charge higher origination fees per dollar loaned than the Correspondent Division) comprised 54% of the total fundings during the quarter ended May 31, 1997 compared to 40% during the quarter ended May 31, 1996. Gain on sale of loans improved during the quarter ended May 31, 1997 as compared to the quarter ended May 31, 1996 primarily due to improved pricing margins on prime credit quality first mortgages and greater sales in principal balance of higher-margin home equity and sub-prime loans. The sales of home equity loans contributed $11.0 million to the gain on sale of loans during the quarter ended May 31, 1997. No such gain was recognized during the quarter ended May 31, 1996. Sub-prime loans contributed $17.0 million and $8.1 million to the gain on sale of loans for the quarters ended May 31, 1997 and 1996, respectively. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate volatility and the general direction of interest rates.

         Net interest income (interest earned net of interest charges) decreased to $0.3 million for the quarter ended May 31, 1997 from $11.8 million for the quarter ended May 31, 1996. Net interest income is principally a function of:
(i) net interest income earned from the Company's mortgage loan warehouse ($13.8 million and $16.0 million for the quarters ended May 31, 1997 and 1996, respectively); (ii) interest expense related to the Company's investment in servicing rights ($44.7 million and $36.3 million for the quarters ended May 31, 1997 and 1996, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($29.5 million and $31.5 million for the quarters ended May 31, 1997 and 1996, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The decrease in net interest income from the mortgage loan warehouse was primarily attributed to a decrease in the average amount of mortgage loan warehouse due to lower production, partially offset by a higher net earnings rate in the quarter ended May 31, 1997 than in the quarter ended May 31, 1996. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio. The decrease in net interest income earned from the custodial balances was related to a decline in the average custodial balances, offset somewhat by an increase in the earnings rate from the quarter ended May 31, 1996 to the quarter ended May 31, 1997.

         During the quarter ended May 31, 1997, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At May 31, 1997, the Company serviced $163.5 billion of loans (including $4.5 billion of loans subserviced for others), compared to $143.4 billion (including $2.4 billion of loans subserviced for others) at May 31, 1996, a 14% increase. The growth in the Company's servicing portfolio during the quarter ended May 31, 1997 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments and scheduled repayments of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio was 7.8 % at both May 31, 1997 and 1996. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is countercyclical to loan production income.

         During the quarter ended May 31, 1997, the prepayment rate of the Company's servicing portfolio was 11%, as compared to 14% for the quarter ended May 31, 1996. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market. The decrease in the prepayment rate from the quarter ended May 31, 1996 to the quarter ended May 31, 1997 was primarily attributable to a decrease in refinance activity caused by higher interest rates during the quarter ended May 31, 1997 than during the quarter ended May 31, 1996.

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

         With   Swaptions,   the   Company  has  the  option  to  enter  into  a
receive-fixed, pay-floating interest rate swap at a future date or to settle the transaction for cash.

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

         The Servicing Hedge instruments utilized by the Company are designed to protect the value of the investment in mortgage servicing rights ("MSRs") from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of the hedge instruments declines. With respect to the options, Swaptions, floors, caps and CMOs, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. With respect to the Swap Caps contracts entered into by the Company as of May 31, 1997, the Company estimates that its maximum exposure to loss over the contractual term is $20.0 million. The Company's exposure to loss in the P/O swaps is related to changes in the market value of the referenced P/O security over the life of the contract. In the quarter ended May 31, 1997, the Company recognized a net expense of $44.7 million from its Servicing Hedge. The net expense included unrealized losses of $39.2 million and realized losses of $5.5 million from the premium amortization and sale of various financial instruments that comprise the Servicing Hedge. In the quarter ended May 31, 1996, the Company recognized a net expense of $100.4 million from its Servicing Hedge. The net expense included unrealized losses of $87.5 million and net realized losses of $12.9 million from the premium amortization and sale of various financial instruments that comprise the Servicing Hedge. There can be no assurance that Company's Servicing Hedge will generate gains in the future, or if gains are generated, that they will fully offset impairment of the MSRs.

         The Company recorded amortization and net recovery of its MSRs in the quarter ended May 31, 1997 totaling $26.0 million (consisting of normal amortization amounting to $65.8 million and a recovery of $39.8 million), compared to $48.3 million of amortization and recovery (consisting of normal amortization amounting to $52.5 million and a recovery of $100.8 million) in the quarter ended May 31, 1996. The factors affecting the amount of amortization and impairment or recovery of the MSRs recorded in an accounting period include the level of prepayments during the period, the change in estimated future prepayments and the amount of Servicing Hedge gains or losses.

         During the quarter ended May 31, 1997, the Company acquired bulk servicing rights for loans with principal balances aggregating $165.4 million at a price of 1.15% of the aggregate outstanding principal balances of the servicing portfolios acquired. During the quarter ended May 31, 1996, the Company acquired bulk servicing rights for loans with principal balances aggregating $1.1 billion at a price of 1.93% of the aggregate outstanding principal balances of the servicing portfolios acquired.

         Salaries and related expenses are summarized below for the quarters ended May 31, 1997 and 1996.


   -- --------------------------- -- -- --------- ------------------------------------------------- -- --- --- -----
      (Dollar     amounts     in                        Quarter Ended May 31, 1997
      thousands)
                                     -- --------- ------------------------------------------------- -- --- --- -----
   -- --------------------------- --
                                     Production           Loan        Corporate          Other
                                     Activities      Administration  Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

      Base Salaries                    $28,562         $10,754        $16,057             $5,258          $60,631

      Incentive Bonus                   11,692             267          4,248              2,062           18,269

      Payroll Taxes and Benefits         4,945           2,115          1,558                523            9,141
                                     ------------    -------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                    $45,199         $13,136        $21,863             $7,843          $88,041
                                     ============    =============   =============    =============    -------------

      Average      Number     of         2,851           1,622           1,291               393            6,157
      Employees

   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------


   -- --------------------------- -- --- -------- ------------------------------------------------- ---- --- -- ----

      (Dollar     amounts     in                        Quarter Ended May 31, 1996
      thousands)

   -- --------------------------- -- --- -------- ------------------------------------------------- ---- --- -- ----
                                     Production          Loan          Corporate         Other
                                     Activities     Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ - -------------- - ------------- -- ------------- -- -------------

      Base Salaries                    $20,832          $9,634        $12,127             $3,039          $45,632

      Incentive Bonus                   10,709             151          3,408              1,189           15,457

      Payroll Taxes and Benefits         3,879           1,869          1,727                434            7,909
                                     ------------   --------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                    $35,420         $11,654        $17,262             $4,662          $68,998
                                     ============   ==============   =============    =============    -------------

      Average      Number     of         2,104           1,461           1,004               252            4,821
      Employees

   -- --------------------------- -- ------------ - -------------- - ------------- -- ------------- -- -------------

         The amount of salaries increased during the quarter ended May 31, 1997 from the quarter ended May 31, 1996, reflecting the Company's strategy of expanding and enhancing its retail and broker branch networks, including the new retail sub-prime branches. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries also contributed to the increase. Incentive bonuses earned during the quarter ended May 31, 1997 increased primarily due to change in production mix.

         Occupancy and other office expenses for the quarter ended May 31, 1997 increased to $38.1 million from $29.9 million for the quarter ended May 31, 1996, reflecting the Company's goal of expanding its retail and broker branch networks, including the new retail sub-prime branches. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries also contributed to the increase.

         Guarantee fees represent fees paid to guarantee timely and full payment of principal and interest on MBS and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio. For the quarter ended May 31, 1997, guarantee fees increased 14% to $42.6 million from $37.5 million for the quarter ended May 31, 1996. The increase resulted from an increase in the servicing portfolio.

         Marketing expenses for the quarter ended May 31, 1997 increased 17% to $10.3 million from $8.8 million for the quarter ended May 31, 1996, reflecting the Company's continued implementation of a marketing plan to increase brand awareness of the Company in the residential mortgage market.

         Other operating expenses for the quarter ended May 31, 1997 increased from the quarter ended May 31, 1996 by $6.3 million, or 34%. This increase was due primarily to a larger servicing portfolio, increased reserves for bad debts, increased systems development and operation costs and growth in the Company's non-mortgage banking subsidiaries.


   Profitability of Loan Production and Servicing Activities

         In the quarter ended May 31, 1997, the Company's pre-tax income from its loan production activities (which include loan origination and purchases, warehousing and sales) was $45.7 million. In the quarter ended May 31, 1996, the Company's comparable pre-tax income was $30.9 million. The increase of $14.8 million was primarily attributable to improved pricing margins on prime credit quality first mortgages and greater sale of higher-margin home equity and sub-prime loans. These positive results were partially offset by higher production and overhead costs. In the quarter ended May 31, 1997, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance and acting as tax payment agent) was $59.7 million as compared to $62.7 million in the quarter ended May 31, 1996. The decrease of $3.0 million from May 31, 1996 to May 31, 1997 was due primarily to increased amortization resulting from a higher cost basis in the MSRs. This was partially offset by an increase in the size of the servicing portfolio.

Profitability of Other Activities

         In addition to loan production and loan servicing, the Company offers ancillary products and services related to its mortgage banking activities. These include title insurance and escrow services, home appraisals, credit cards, securities brokerage and servicing rights brokerage. For the quarter ended May 31, 1997, these activities contributed $9.4 million to the Company's pre-tax income compared to $5.3 million for the quarter ended May 31, 1996. This increase in pre-tax income primarily resulted from increased levels of business in most of these areas.








INFLATION

         Inflation affects the Company in both loan production and loan servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates increase, loan production, particularly from loan refinancings, decreases, although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by an improving economy or the anticipation of increasing real estate values. In such periods of reduced loan production, production margins may decline due to increased competition resulting from overcapacity in the market. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down thereby extending the average life of the Company's servicing portfolio and reducing both amortization and impairment of the MSRs and Interest Costs Incurred on Payoffs, and because the rate of interest earned from the custodial balances tends to increase. Conversely, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings primarily due to increased amortization and impairment of the MSRs, a decreased rate of interest earned from the custodial balances and increased Interest Costs Incurred on Payoffs. The impacts of changing interest rates on servicing-related earnings are reduced by performance of the Servicing Hedge, which is designed to mitigate the impact on earnings of higher amortization and impairment that may result from declining interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently utilizes commercial paper supported by the revolving credit facility, medium-term notes, MBS repurchase agreements, unsecured notes payable, subordinated notes, an optional cash purchase feature in the dividend reinvestment plan, redeemable capital trust pass-through securities and cash flow from operations. In addition, in the past the Company has utilized whole loan repurchase agreements, pre-sale funding facilities, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from the revolving credit facility and public offerings of preferred stock.

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

         The Company continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include such methods as mortgage loan sale transactions designed to expand the Company's financial capacity and reduce its cost of capital and the securitization of servicing income cash flows. In June 1997, Countrywide Capital III, a statutory business trust and a subsidiary of the Company, issued $200 million of 8.05% Company-obligated subordinated capital income securities, the proceeds of which were used to purchase subordinated debt securities from the Company. The Company plans to use the net proceeds from the sale of the subordinated debt securities for general corporate purposes, principally for investment in mortgage servicing rights.

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

Cash Flows

         Operating Activities In the quarter ended May 31, 1997, the Company's operating activities used cash of approximately $1.9 billion primarily to increase in its mortgage loans and MBS held for sale. These are generally financed with short-term borrowings as discussed under "Financing Activities."

         Investing Activities The primary investing activity for which cash was used in the quarter ended May 31, 1997 was the investment in servicing. Net cash used by investing activities was $234 million and $276 million for the quarters ended May 31, 1997 and May 31, 1996, respectively.

         Financing Activities Net cash provided by financing activities amounted to $2.1 billion for the quarter ended May 31, 1997 and $401 million for the quarter ended May 31, 1996. The increase in cash flow from financing activities was primarily the result of an increase in net short-term borrowings used to finance the increase in mortgage loans and MBS held for sale as discussed under "Operating Activities."

PROSPECTIVE TRENDS

   Applications and Pipeline of Loans in Process

         For the month ended June 30, 1997, the Company received new loan applications at an average daily rate of $232 million compared to a daily application rate for the month ended June 30, 1996 of $190 million. The Company's pipeline of loans in process was $5.3 billion and $4.7 billion at June 30, 1997 and 1996, respectively. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK `N SHOP(R) Pipeline at June 30, 1997 was $1.5 billion and at June 30, 1996 was $1.9 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the extent of price competition in the market, the direction of interest rates, seasonal factors and general economic conditions.

   Market Factors

         Mortgage interest rates were generally higher during the quarter ended May 31, 1997 compared to the quarter ended May 31, 1996. Loan production decreased 15% from the quarter ended May 31, 1996 to the quarter ended May 31, 1997. However, the Company did benefit from a relatively strong home purchase market during the quarter ended May 31, 1997. In addition, sub-prime and home equity loan fundings, which are generally less sensitive to interest rate fluctuations than prime credit quality first mortgages, also increased from quarter ended May 31, 1996 to the quarter ended May 31, 1997.

         Due primarily to generally higher interest rates, the prepayment rate in the servicing portfolio declined from the quarter ended May 31, 1996 to the quarter ended May 31, 1997. The higher interest rate environment also resulted in an increase in the value of MSRs due to lower expected future prepayment rates. This increase in the value of MSRs was offset by a decline in value of the servicing hedge during the quarter.

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

         The Company's California mortgage loan production (measured by principal balance) constituted 24% of its total production during the quarter ended May 31, 1997, down from 27% for the quarter ended May 31, 1996. The Company is continuing its efforts to expand its production capacity outside of California. Some regions in which the Company operates have experienced slower economic growth which in turn has negatively impacted home lending activity in those regions. To the extent that any geographic region's mortgage loan production constitutes a significant portion of the Company's production, there can be no assurance that the Company's operations will not be adversely affected if that region experiences slow or negative economic growth resulting in decreased residential real estate lending activity, or market factors further impact the Company's competitive position in that region.

         The delinquency rate in the Company-owned servicing portfolio increased to 3.53% at May 31, 1997 from 2.70% at May 31, 1996. The Company believes that this increase was primarily the result of portfolio mix changes and aging. The proportion of government and high loan-to-value conventional loans, which tend to experience higher delinquency rates than low loan-to-value conventional loans, has increased from 45% of the portfolio at May 31, 1996 to 49% at May 31, 1997. In addition, the weighted average age of the portfolio is 29 months at May 31, 1997, up from 26 months at May 31, 1996. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. However, because the loans in the portfolio are generally serviced on a non-recourse basis, the Company's exposure to credit loss resulting from increased delinquency rates is substantially limited. Further, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

         The percentage of loans in the Company-owned servicing portfolio that are in foreclosure increased to 0.70% at May 31, 1997 from 0.50% at May 31, 1996. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. However, the Company's expenses may be increased somewhat as a result of the additional staff efforts required to foreclose on a loan. Similarly, government loans serviced by the Company (28% of the Company's servicing portfolio at May 31, 1997) are insured or partially guaranteed against loss by the Federal Housing Administration or the Veterans Administration. In the Company's view, the limited unreimbursed costs that may be incurred by the Company on government foreclosed loans are not material to the Company's consolidated financial statements.

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


   Implementation of New Accounting Standard

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which supersedes Accounting Principles Board ("APB") Opinion No. 15, of the same name. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international standards. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data will be restated.

    The following table presents basic and diluted EPS for the three months ended May 31, 1997 and 1996, computed under the provisions of SFAS No. 128.

------------------------ -- -- ----- ------------------------------------ -- ----- ----
                                                  Three   Months   Ended
                                     May 31,
                         -- -- ----- ------------------------------------ -- ----- ----
                                   1997                             1996
                         --------- --------- ---------   ---------- --------- ---------
(Dollar amounts in                           Per-Share                        Per-Share
thousands, except per    Net                  Amount     Net                   Amount
share data)              Earnings   Shares               Earnings    Shares
------------------------           --------- ---------              --------- ---------
                         =========                       ==========
Net earnings              $69,969                          $60,624
                         =========                       ==========

Basic EPS
Net earnings  available
to common shareholders    $69,969   106,257     $0.66      $60,624   102,316     $0.59

Effect   of    dilutive
stock options                   -     3,000                      -     1,894
                         --------- ---------             ---------- ---------

Diluted EPS
Net earnings  available
to common shareholders    $69,969   109,257     $0.64      $60,624   104,210     $0.58
                         ========= ========= =========   ========== ========= ---------

------------------------ --------- --------- --------- - ---------- --------- ---------

                                    PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          \pnf4

     10.7 Countrywide Credit Industries, Inc. Amended and Restated Deferred Compensation Plan effective January 1, 1997.

     10.7.1 Amendment No. 1997-1 to the Countrywide Credit Industries, Inc. Amended and Restated Deferred Compensation Plan.

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




                                    COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                                  (Registrant)






  DATE:     July 14, 1997                       /s/ Stanford L. Kurland
                                          -------------------------------------
                                               Senior Managing Director and
                                                   Chief Operating Officer




  DATE:     July 14, 1997                       /s/ Carlos M. Garcia
                                           -------------------------------------
                                             Managing Director; Chief Financial
                                            Officer and Chief Accounting Officer
                                              (Principal Financial Officer and
                                                Principal Accounting Officer)

                                  EXHIBIT INDEX




Exhibit Number                                             Document Description

     10.7 Countrywide Credit Industries, Inc. Amended and Restated Deferred Compensation Plan effective January 1, 1997.

     10.7.1 Amendment No. 1997-1 to the Countrywide Credit Industries, Inc. Amended and Restated Deferred Compensation Plan.

     11.1 Statement Regarding Computation of Per Share Earnings.

     12.1 Computation of the Ratio of Earnings to Fixed Charges.

     27 Financial Data Schedules (included only with the electronic filing with the SEC).