Form 10-Q
period 1997-08-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1997-10-15
CIK 25191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                                   (Mark One)

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended August 31, 1997

                                                     OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________  to ___________________

Commission File Number:         1-8422



                       COUNTRYWIDE CREDIT INDUSTRIES, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                               13-2641992
------------------------------------------ ------------------------------------
       (State or other jurisdiction of                       (IRS Employer
        incorporation or organization)                     Identification No.)

4500 Park Granada Blvd., Calabasas, California                91302
---------------------------------------------------- -------------------------
(Address of principal executive offices)                       (Zip Code)

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
                                                   Yes       X      No
                                                        --------       --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                       Outstanding at October 14, 1997
        Common Stock $.05 par value                     107,937,247



                                                       PART I
                                                FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

                                COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED)

                                                                              August 31,      February 28,
                                                                                 1997             1997
                                                                           ---------------- -----------------
                                                                            (Dollar amounts in thousands,

except per share data)
                  ASSETS
Cash                                                                      $     17,576      $     18,269
Mortgage loans and mortgage-backed securities held for sale                  3,733,401         2,579,972
Other receivables                                                            1,946,854         1,451,979
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                   203,596           190,104
Mortgage servicing rights                                                    3,366,295         3,023,826
Other assets                                                                 1,091,760           825,142
                                                                          ---------------- ------------------
       Total assets                                                        $10,359,482        $8,089,292
                                                                          ================ ==================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                               $2,484,304        $1,695,523
                                                                          ================ ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                               $5,932,200        $4,713,324
Drafts payable issued in connection with mortgage loan closings                350,712           221,757
Accounts payable and accrued liabilities                                     1,011,330           607,037
Deferred income taxes                                                          750,217           635,643
                                                                          ---------------- ------------------
       Total liabilities                                                     8,044,459         6,177,761

Commitments and contingencies
                                                                          -                -

Company-obligated mandatorily redeemable securities  of subsidiary
   trusts holding company guaranteed related subordinated debt                  500,000          300,000

Common stock -  authorized,  240,000,000  shares of $.05 par  value;  issued and outstanding, 107,407,149 shares at August 31, 1997
   and 106,095,558 shares at February 28, 1997                                   5,370             5,305
Additional paid-in capital                                                     959,169           917,942
Unrealized loss on available-for-sale securities                              (30,972)           (30,545)
Retained earnings                                                              881,456           718,829
                                                                          ---------------- ------------------
       Total shareholders' equity                                            1,815,023         1,611,531
                                                                          ---------------- ------------------
       Total liabilities and shareholders' equity                           $10,359,482       $8,089,292
                                                                          ================ ==================


Borrower and investor custodial accounts                                    $2,484,304        $1,695,523
                                                                          ================ ==================

        The accompanying notes are an integral part of these statements.




                                COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF EARNINGS
                                                     (UNAUDITED)


                                                             Three Months                     Six Months
                                                           Ended August 31,                Ended August 31,
                                                          1997         1996                1997         1996
                                                     ------------------------------   ------------------------------
                                                         (Dollar amounts in thousands, except per share data)
Revenues
   Loan origination fees                                 $ 65,155       $ 45,597         $ 118,654      $ 101,546
   Gain on sale of loans                                   95,396         58,411           185,631        105,491
                                                     ------------------------------   ------------------------------
     Loan production revenue                              160,551        104,008           304,285        207,037

    Interest earned                                       103,682         86,039           185,862        174,886
    Interest charges                                      (99,988)       (76,243)         (181,822)      (153,309)
                                                     ------------------------------   ------------------------------
      Net interest income                                   3,694          9,796             4,040         21,577

    Loan servicing income                                 221,768        189,139           436,083        368,414
   Amortization and impairment/recovery of
     mortgage servicing rights                           (105,385)       (34,623)         (131,341)        13,662
    Servicing hedge benefit (expense)                      33,462        (17,725)          (11,281)      (118,151)
                                                     ------------------------------   ------------------------------
      Net loan administration income                      149,845        136,791           293,461        263,925

    Commissions, fees and other income                     33,685         20,220            64,634         41,558
    Gain on sale of subsidiary                             57,381              -            57,381              -
                                                     ------------------------------   ------------------------------
         Total revenues                                   405,156        270,815           723,801        534,097
                                                     ------------------------------   ------------------------------

Expenses
   Salaries and related expenses                          100,544         67,991           188,585        136,989
   Occupancy and other office expenses                     41,422         31,415            79,488         61,313
   Guarantee fees                                          42,812         39,363            85,388         76,864
   Marketing expenses                                      10,322          9,098            20,642         17,922
   Other operating expenses                                30,172         20,494            55,111         39,171
                                                     ------------------------------   ------------------------------
         Total expenses                                   225,272        168,361           429,214        332,259
                                                     ------------------------------   ------------------------------

Earnings before income taxes                              179,884        102,454           294,587        201,838
   Provision for income taxes                              70,155         39,957           114,889         78,717
                                                     ------------------------------   ------------------------------

   NET EARNINGS                                         $ 109,729       $ 62,497         $ 179,698      $ 123,121
                                                     ==============================   ==============================

Earnings per share
   Primary                                                $0.99          $0.60             $1.63          $1.18
   Fully diluted                                          $0.98          $0.60             $1.62          $1.17






        The accompanying notes are an integral part of these statements.



                                COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                                                     Six Months
                                                                                  Ended August 31,
                                                                                 1997           1996
                                                                           ---------------- -----------------
                                                                            (Dollar amounts in thousands)
   Cash flows from operating activities:
   Net earnings                                                               $   179,698    $     123,121
   Adjustments to reconcile net earnings to net cash
       used by operating activities:
     Gain on sale of subsidiary                                                   (57,381)               -
     Amortization and impairment/recovery of mortgage servicing rights            131,341          (13,662)
     Depreciation and other amortization                                           22,769           18,741
     Deferred income taxes                                                        114,574           78,717

     Origination and purchase of loans held for sale                          (19,921,289)     (20,172,169)
     Principal repayments and sale of loans                                    18,767,433       21,261,645
                                                                            ---------------- ----------------
       (Increase) decreasein mortgage loans and mortgage-backed securities
         held for sale                                                         (1,153,856)       1,089,476

     Increase in other receivables and other assets                              (686,831)        (710,643)
     Increase in accounts payable and accrued liabilities                         382,884          491,596
                                                                            ---------------- ----------------
       Net cash (used) provided by operating activities                        (1,066,802)       1,077,347
                                                                            ---------------- ----------------

Cash flows from investing activities:
   Additions to mortgage servicing rights                                        (473,653)        (457,134)
   Purchase of property, equipment and leasehold
     improvements - net                                                           (32,290)         (23,348)
                                                                            ---------------- ----------------
       Net cash used by investing activities                                     (505,943)        (480,482)
                                                                            ---------------- ----------------

Cash flows from financing activities:
   Net increase(decrease) in warehouse debt and other
     short-term borrowings                                                      1,319,563         (691,895)
   Issuance of long-term debt                                                     365,000          210,000
   Repayment of long-term debt                                                   (336,732)        (113,348)
    Issuance of Company-obligated mandatorily redeemable securities of subsidiary trusts holding company guaranteed related
        subordinated debt                                                         200,000                -
   Issuance of common stock                                                        41,292            7,809
   Cash dividends paid                                                            (17,071)         (16,384)
                                                                            ---------------- ----------------
       Net cash provided (used) by financing activities                         1,572,052         (603,818)
                                                                            ---------------- ----------------

Net decrease in cash                                                                 (693)          (6,953)
Cash at beginning of period                                                        18,269           16,444
                                                                            ================ ================
Cash at end of period                                                         $    17,576      $     9,490
                                                                            ================ ================

Supplemental cash flow information:
   Cash used to pay interest                                                  $   188,589      $   152,983
   Cash used to pay income taxes                                              $        52      $        10

Non-cash transactions:
   Unrealized (loss) on available for sale securities, net of taxes           $      (427)     $   -


        The accompanying notes are an integral part of these statements.

NOTE A - BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 1997 of Countrywide Credit Industries, Inc. (the "Company").

Certain amounts reflected in the consolidated financial statements for the six-month period ended August 31, 1996 have been reclassified to conform to the presentation for the six-month period ended August 31, 1997.

NOTE B - NOTES PAYABLE

    Notes payable consisted of the following.

   ------------------------------------------------------------------ ---- --------------- --- -------------- --
       (Dollar amounts in thousands)                                          August 31,        February 28,
                                                                                 1997               1997
   ------------------------------------------------------------------ ---- --------------- --- -------------- --

       Commercial paper                                                      $2,718,060          $1,943,368
       Medium-term notes, Series A, B, C, D and E                             2,626,500           2,346,800
       Repurchase agreements                                                    386,553             220,637
       Subordinated notes                                                       200,000             200,000
       Other notes payable                                                        1,087               2,519
                                                                           ===============     ==============
                                                                             $5,932,200          $4,713,324
                                                                           ===============     ==============

   ------------------------------------------------------------------ ---- --------------- --- -------------- --

Revolving Credit Facility and Commercial Paper

    As of August 31, 1997, Countrywide Home Loans, Inc. ("CHL"), the Company's mortgage banking subsidiary, had an unsecured credit agreement (revolving credit facility) with fifty commercial banks permitting CHL to borrow an aggregate maximum amount of $3.5 billion, less commercial paper backed by the agreement. The amount available under the facility is subject to a borrowing base which consists of mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL. The interest rate on direct borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. This interest rate varies, depending on CHL's credit ratings. No amount was outstanding on the revolving credit facility at August 31, 1997. The weighted average borrowing rate on commercial paper borrowings for the six months ended August 31, 1997 was 5.57%. The weighted average borrowing rate on commercial paper outstanding as of August 31, 1997 was 5.59%. Under certain circumstances, including the failure to maintain specified minimum credit ratings, borrowings under the revolving credit facility and commercial paper may become secured by mortgage loans held for sale, receivables for mortgage loans shipped and mortgage servicing rights. The facility expires on May 14, 2000. (See Note G)

Medium-Term Notes

    As of August 31, 1997, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission were as follows.

-----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                            Outstanding Balance                  Interest Rate            Maturity Date
                ------------------------------------------- ----------- ----------  -------------  -------------
                Floating-Rate   Fixed-Rate       Total         From        To           From            To
                ------------------------------------------- ----------- ----------  -------------  -------------

      Series A  $               $   230,500   $   230,500      6.53 %      8.79 %    Mar. 1998      Mar. 2002
                           -

      Series B             -        396,000       396,000      6.02 %      6.98 %    Mar. 1998      Aug. 2005

      Series C       303,000        195,500       498,500      5.87 %      8.43 %    Dec. 1997      Mar. 2004

      Series D       115,000        386,500       501,500      5.92 %      6.28 %    Aug. 1998      Sep. 2005

      Series E       310,000        690,000     1,000,000      5.84 %      7.45 %    Feb. 2000      Oct. 2008
                ===========================================

   Total         $   728,000     $1,898,500   $ 2,626,500
                ===========================================

  ---------------------------------------------------------------------------------------------------------------

    As of August 31, 1997, all of the outstanding fixed-rate notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the six months ended August 31, 1997, including the effect of the interest rate swap agreements, was 6.23%.

    On July 29, 1997, the Company filed a $2.0 billion shelf registration with the Securities and Exchange Commission ("SEC") covering Series F Medium-Term Notes. The Company intends to use the proceeds from the sale of the medium-term notes for general corporate purposes, which may include retirement of indebtedness of the Company and investment in servicing rights through the current production of loans and the bulk acquisition of contracts to service loans. There was no outstanding balance as of August 31, 1997.

Repurchase Agreements

    As of August 31, 1997, the Company had entered into short-term financing arrangements to sell mortgage-backed securities ("MBS") under agreements to repurchase. The weighted average borrowing rate for the six months ended August 31, 1997 was 5.55%. The weighted average borrowing rate on repurchase agreements outstanding as of August 31, 1997 was 5.66%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers and all agreements are to repurchase the same or substantially identical MBS.

Subordinated Notes

    The 8.25%  subordinated  notes are due July 15,  2002.  Interest  is payable semi-annually  on each  January 15 and July 15. The  subordinated  notes are not
redeemable   prior  to  maturity  and  are  not  subject  to  any  sinking  fund requirements.


Pre-Sale Funding Facilities

    As of August 31, 1997, CHL had uncommitted revolving credit facilities with two government-sponsored entities. The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. Interest rates are based on LIBOR, federal funds and/or the prevailing rates for MBS repurchase agreements. The weighted average borrowing rate for both facilities for the six months ended August 31, 1997 was 5.70%. As of August 31, 1997, the Company had no outstanding borrowings under these facilities.

NOTE C - COMPANY-OBLIGATED CAPITAL SECURITIES OF SUBSIDIARY TRUST

    On December 11, 1996, Countrywide Capital I (the "Subsidiary Trust I"), a subsidiary of the Company, issued $300 million of 8% Capital Trust Pass-through Securities (the "8% Capital Securities"). In connection with the Subsidiary Trust I issuance of the 8% Capital Securities, CHL issued to the Subsidiary Trust I, $309 million of its 8% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debt Securities I"). The Subordinated Debt Securities I are due on December 15, 2026 with interest payable semi-annually in arrears on June 15 and December 15 of each year. The Company has the right to redeem the 8% Capital Securities any time on or after December 15, 2006. The sole assets of the Subsidiary Trust I are and will be the Subordinated Debt Securities I. The Company's obligations under a guarantee agreement, the related indenture and declaration of trust, taken together with CHL's obligations under the Subordinated Debt Securities I and the indenture constitute a full and unconditional guarantee by the Company of the Subsidiary Trust I obligations under the 8% Capital Securities.

    On June 4, 1997, Countrywide Capital III (the "Subsidiary Trust III"), a subsidiary of the Company, issued $200 million of 8.05% Subordinated Capital Income Securities, Series A (the "8.05% Capital Securities"). In connection with the Subsidiary Trust III issuance of 8.05% Capital Securities, CHL issued to the Subsidiary Trust III, $206 million of its 8.05% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debt Securities III"). The Subordinated Debt Securities III are due on December 15, 2026 with interest payable semi-annually in arrears on June 15 and December 15 of each year. The sole assets of the Subsidiary Trust III are and will be the Subordinated Debt Securities III. The Company's obligations under a guarantee agreement, the related indenture and declaration of trust, taken together with CHL's obligations under the Subordinated Debt Securities III and the indenture constitute a full and unconditional guarantee by the Company of the Subsidiary Trust III obligations under the 8.05 % Capital Securities. (See Note G)

    In relation to Subsidiary Trusts I and III, CHL has the right to defer payment of interest by extending the interest payment period, from time to time, for up to 10 consecutive semi-annual periods. If interest payments on the Debentures are so deferred, the Company and CHL shall not declare or pay dividends on, or make a distribution with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of its capital stock.

NOTE D - SERVICING HEDGE

    The following summarizes the notional amounts of servicing hedge derivative contracts.

-------------------------------- ----------- --------------- ---------- -------- ------------- ------------ ------------
(Dollar amounts in millions)                   Long Call
                                               Options on
                                 Interest    Interest Rate                        Principal     Interest
                                 Rate           Futures        Swap                 - Only        Rate
                                   Floors                      Caps      Swaps       Swaps         Cap       Swaptions
-------------------------------- ----------- --------------- ---------- -------- ------------- ------------ ------------

Balance, February 28, 1997         $26,250   $    4,200       $1,000     $       $    268      $ 1,000       $  1,750
                                                                               -
    Additions                        6,000        7,100            -       1,300        -         1,000           500
    Dispositions/Expirations        (1,000)      (8,200)           -           -        -           (500)        (400)
                                 =========== =============== ========== ======== ============= ============ ------------
Balance, August 31, 1997           $31,250   $    3,100       $1,000      $1,300 $    268      $ 1,500       $  1,850
                                 =========== =============== ========== ======== ============= ============ ------------

-------------------------------- ----------- --------------- ---------- -------- ------------- ------------ ------------





NOTE E - RESERVE FOR IMPAIRMENT OF MORTGAGE SERVICING RIGHTS

    The  following   summarizes  the  aggregate  activity  in  the  reserve  for impairment of mortgage servicing rights.

------------------------------------- ------- ------------------------
(Dollar amounts in thousands)                   Aggregate Balances
                                              ------------------------

Balances, February 28, 1997                              $ 2,668
          additions                                           53
                                              ------------------------
Balances, August 31, 1997                                $ 2,721
                                              ------------------------

------------------------------------- ------- ------------------------

NOTE F- LEGAL PROCEEDINGS

    On September 29, 1997, the United States District Court adopted the recommendation of a magistrate denying class certification in a lawsuit which was filed against CHL and a mortgage broker by Jeff and Kathy Briggs as a purported class action. The effect of the ruling is that the lawsuit will not proceed as a class action and will be limited to the Briggs' own claims. The Briggs have not sought appellate review of the Court's ruling. The suit alleges that in connection with residential mortgage loan closings, CHL made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act. The plaintiffs seek unspecified compensatory and punitive damages plus, as to certain claims, treble damages. CHL's management believes that its compensation programs to mortgage brokers comply with applicable laws and long standing industry practice, and that it has meritorious defenses to the action. CHL intends to defend vigorously against the action and believes that the ultimate resolution of such claims will not have a material adverse effect on the Company's financial position or results of operations.

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

NOTE G - SUBSEQUENT EVENTS

    On September 13, 1997, the Company declared a cash dividend of $0.08 per common share payable October 31, 1997 to shareholders of record on October 15, 1997.

    As of September 24, 1997, Countrywide Home Loans, Inc. ("CHL"), the Company's mortgage banking subsidiary, replaced its revolving credit facility. The new facility permits CHL to borrow an aggregate maximum amount of $4.0 billion, less commercial paper backed by the agreement. The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL under certain circumstances. The interest rate on borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. This interest rate varies, depending on CHL's credit ratings. The five year facility of $3.0 billion expires on September 24, 2002 and the one year facility of $1.0 billion expires on September 23, 1998.

    Pursuant to a Registration Rights Agreement which was entered into in connection with the issuance of the 8.05% Capital Securities, CHL and the Company filed a registration statement with the Securities and Exchange Commission on October 2, 1997. As soon as practicable after the effective date of the registration statement, newly issued capital securities (the "New 8.05% Capital Securities") will be offered in exchange for the 8.05% Capital Securities. The New 8.05% Capital Securities are identical in all material respects to the 8.05% Capital Securities, except that the New 8.05% Capital Securities will have been registered under the Securities Act of 1933, as amended, and therefore will not be subject to certain restrictions on transfer applicable to the 8.05% Capital Securities.



NOTE H - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

    The  following   tables  present   summarized   financial   information  for
Countrywide Home Loans, Inc.:

   -- ----------------------------------------- ---- --------------------------------------------------- -------
      (Dollar amounts in thousands)                            August 31,                February 28,
                                                                   1997                      1997
   -- ---------------------------------------------- -------- -------------- ---------- -------------- ---------
      Balance Sheets:

        Mortgage loans and mortgage-backed
          securities held for sale                              $3,758,590                $2,579,972
        Other assets                                             5,484,717                 4,835,078
                                                              ==============            ==============
           Total assets                                         $9,243,307                $7,415,050
                                                              ==============            ==============

        Short- and long-term debt                               $6,782,064                $5,220,277
        Other liabilities                                          886,917                   742,435
        Equity                                                   1,574,326                 1,452,338
                                                              ==============            ==============
          Total liabilities and equity                          $9,243,307                $7,415,050
                                                              ==============            ==============


   -- ---------------------------------------------- -------- -------------- ---------- -------------- ---------


   --- ----------------------------------------- --- -------------------------------------------------- --------
       (Dollar amounts in thousands)                                Six Months Ended August 31,
                                                             --------------- ---------- ---------------
                                                                  1997                       1996
   --- --------------------------------------------- ------- --------------- ---------- --------------- --------
       Statements of Earnings:

         Revenues                                               $587,995                   $485,763
         Expenses                                                387,833                    308,346
         Provision for income taxes                               77,747                     69,193
                                                             ===============            ===============
           Net earnings                                         $122,415                   $108,224
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


The following tables present basic and diluted EPS for the three months and six months ended August 31, 1997 and 1996, computed under the provisions of SFAS No.
128.

------------------------ -- -- ----- ------------------------------------ -- ----- ----
                               Three Months Ended August 31,
                         -- -- ----- ------------------------------------ -- ----- ----
                                     1997                             1996
                         --------- --------- ---------   ---------- --------- ---------
(Dollar amounts in                           Per-Share                        Per-Share
thousands, except per    Net                  Amount     Net                   Amount
share data)              Earnings   Shares               Earnings    Shares
------------------------           --------- ---------              --------- ---------

Net earnings             $109,729                        $62,497
                         =========                       ==========

Basic EPS
Net earnings available
to common shareholders   $109,729   107,052  $1.03       $62,497     102,551  $0.61

Effect of dilutive
stock options               -         4,271                  -         2,193
                         --------- ---------             ---------- ---------

Diluted EPS
Net earnings available
to common shareholders   $109,729   111,323  $0.98       $62,497     104,744  $0.60
                         ========= ========= =========   ========== ========= ---------

------------------------ --------- --------- --------- - ---------- --------- ---------

------------------------ -- -- ----- ------------------------------------ -- ----- ----
                               Six Months Ended August 31,
                         -- -- ----- ------------------------------------ -- ----- ----
                                     1997                             1996
                         --------- --------- ---------   ---------- --------- ---------
(Dollar amounts in                           Per-Share                        Per-Share
thousands, except per    Net                  Amount     Net                   Amount
share data)              Earnings   Shares               Earnings    Shares
------------------------           --------- ---------              --------- ---------
Net earnings             $179,698                       $123,121
                         =========                     ==========

Basic EPS
Net earnings available
to common shareholders   $179,698   106,655  $1.69      $123,121     102,433   $1.20

Effect of dilutive
stock options               -         3,588                  -         2,028
                         --------- ---------             ---------- ---------

Diluted EPS
Net earnings available
to common shareholders   $179,698   110,243  $1.63      $123,121      104,461  $1.18
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

RESULTS OF OPERATIONS

Quarter Ended August 31, 1997 Compared to Quarter Ended August 31, 1996

Revenues from ongoing operations for the quarter ended August 31, 1997 increased 28% to $347.8 million from $270.8 million for the quarter ended August 31, 1996. Net earnings from ongoing operations increased 20% to $74.7 million for the quarter ended August 31, 1997 from $62.5 million for the quarter ended August 31, 1996. Both revenues and net earnings from ongoing operations for the quarter ended August 31, 1997 exclude a nonrecurring gain of $57.4 million on the sale of a subsidiary. The increase in revenues and net earnings from ongoing operations for the quarter ended August 31, 1997 compared to the quarter ended August 31, 1996 was primarily attributable to an increase in the size of the Company's servicing portfolio, greater sales of higher-margin home equity loans and an increase in the income of the non-mortgage banking subsidiaries. These positive factors during the quarter ended August 31, 1997 were partially offset by a decline in net interest income, an increase in amortization of the servicing asset and an increase in expenses.

    The total volume of loans produced increased 15% to $10.6 billion for the quarter ended August 31, 1997 from $9.2 billion for the quarter ended August 31, 1996. The increase in loan production was primarily due to generally lower interest rates that prevailed during the quarter ended August 31, 1997 compared to the quarter ended August 31, 1996, as well as to the continuing expansion of the Company's Consumer Markets and Wholesale divisions. Refinancings totaled $3.0 billion, or 28% of total fundings, for the quarter ended August 31, 1997, as compared to $2.1 billion, or 22% of total fundings, for the quarter ended August 31, 1996. Fixed-rate mortgage loan production totaled $7.3 billion, or 70% of total fundings, for the quarter ended August 31, 1997, as compared to $6.4 billion, or 70% of total fundings, for the quarter ended August 31, 1996.

Total loan volume in the Company's production divisions is summarized below.

-------------------------------------------- ---------------------------------

(Dollar amounts in millions)                 Three Months Ended August 31,
-------------------------------------------- ---------------------------------
                                                 1997                   1996
                                             -------------          ----------
    Consumer Markets Division                $  3,025               $ 1,887
    Wholesale Lending Division                  3,169                 1,840
    Correspondent Lending Division              4,367                 5,443
                                             =============          ==========
    Total Loan Volume                        $ 10,561               $ 9,170
                                             =============          ==========

-------------------------------------------- ------------- -------- ---------

    The factors which affect the relative volume of production among the Company's three divisions include the price competitiveness of each division's product offerings, the level of mortgage lending activity in each division's market and the success of each division's sales and marketing efforts.

    Included in the Company's total volume of loans produced are $377 million of home equity loans funded in the quarter ended August 31, 1997 and $127 million funded in the quarter ended August 31, 1996. Sub-prime credit quality loan production, which is also included in the Company's total production volume, was $388 million for the quarter ended August 31, 1997 and $191 million for the quarter ended August 31, 1996.

    At August 31, 1997 and 1996, the Company's pipeline of loans in process was $6.0 billion and $4.3 billion, respectively. Historically, approximately 43% to 77% of the pipeline of loans in process has funded. In addition, at August 31, 1997, the Company had committed to make loans in the amount of $1.2 billion, subject to property identification and approval of the loans (the "LOCK `N SHOP(R) Pipeline"). At August 31, 1996, the LOCK `N SHOP(R) Pipeline was $1.7 billion. For the quarters ended August 31, 1997 and 1996, the Company received 153,223 and 116,101 new loan applications, respectively, at an average daily rate of $252 million and $185 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.

    Loan origination fees increased during the quarter ended August 31, 1997 as compared to the quarter ended August 31, 1996 due to higher loan production. The percentage increase in loan origination fees was more than the percentage increase in total production. This is primarily because production by the Consumer Markets and Wholesale Lending Divisions (which, due to their cost structures, charge higher origination fees per dollar loaned than the Correspondent Division) comprised 59% of the total fundings during the quarter ended August 31, 1997 compared to 41% during the quarter ended August 31, 1996. Gain on sale of loans improved during the quarter ended August 31, 1997, as compared to the quarter ended August 31, 1996 due in part to improved pricing margins on prime credit first quality mortgages. The sales of home equity loans contributed $16.1 million to the gain on sale of loans during the quarter ended August 31, 1997. No such gain was recognized during the quarter ended August 31, 1996. Sub-prime loans contributed $18.2 million and $20.3 million to the gain on sale of loans for the quarters ended August 31, 1997 and 1996, respectively. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate volatility and the general direction of interest rates.

    Net interest income (interest earned net of interest charges) decreased to $3.7 million for the quarter ended August 31, 1997 from $9.8 million for the quarter ended August 31, 1996. Net interest income is principally a function of:
(i) net interest income earned from the Company's mortgage loan warehouse ($18.3 million and $15.6 million for the quarters ended August 31, 1997 and 1996, respectively); (ii) interest expense related to the Company's investment in servicing rights ($51.5 million and $34.4 million for the quarters ended August 31, 1997 and 1996, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($34.5 million and $27.8 million for the quarters ended August 31, 1997 and 1996, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was primarily attributed to an increase in the average amount of mortgage loan warehouse due to higher production. The increase in interest expense related to the investment in servicing rights resulted primarily from a larger servicing portfolio. The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances, from the quarter ended August 31, 1996 to the quarter ended August 31, 1997.

    During the quarter ended August 31, 1997, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At August 31, 1997, the Company serviced $169 billion of loans (including $5.3 billion of loans subserviced for others), compared to $149 billion (including $2.5 billion of loans subserviced for others) at August 31, 1996, a 14% increase. The growth in the Company's servicing portfolio during the quarter ended August 31, 1997 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments and scheduled repayments of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio was 7.8% at both August 31, 1997 and 1996. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is countercyclical to loan production income.

    During the quarter ended August 31, 1997, the prepayment rate of the Company's servicing portfolio was 13%, as compared to 9% for the quarter ended August 31, 1996. In general, the prepayment rate is affected by the overall level of refinance activity, which in turn is driven by the relative level of mortgage interest rates and activity in the home purchase market.

    The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. In addition, to mitigate the effect on earnings of higher amortization and impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). These financial instruments include call options on interest rate futures and MBS, interest rate floors, interest rate swaps (with the Company's maximum payment capped) ("Swap Caps"), interest rate swaps ("Swaps"), options on interest rate swaps ("Swaptions"), interest rate caps, principal-only ("P/O") swaps and certain tranches of collateralized mortgage obligations ("CMOs").

    With the Swap Caps, the Company receives and pays interest on a specified notional amount. The rate received is fixed; the rate paid is adjustable, is indexed to the London Interbank Offered Rates for U.S. dollar deposits ("LIBOR") and has a specified maximum or "cap."

    With Swaps, the Company receives and pays interest on a specified notional amount. The rate received is fixed; the rate paid is adjustable and is indexed to the London Interbank Offered Rates for U.S. dollar deposits ("LIBOR").

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

    The CMOs, which consist primarily of P/O securities, have been purchased at deep discounts to their par values. As interest rates decrease, prepayments on the collateral underlying the CMOs should increase. This should result in a decline in the average lives of the P/O securities and a corresponding increase in the present values of their cash flows. Conversely, as interest rates increase, prepayments on the collateral underlying the CMOs should decrease. This should result in an increase in the average lives of the P/O securities and a decrease in the present values of their cash flows.

    The Servicing Hedge instruments utilized by the Company are designed to protect the value of the investment in mortgage servicing rights ("MSRs") from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of the hedge instruments declines. With respect to the options, Swaptions, floors, caps and CMOs, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. With respect to the Swap Caps contracts entered into by the Company as of August 31, 1997, the Company estimates that its maximum exposure to loss over the contractual term is $19.9 million. With respect to the Swap contracts entered into by the Company as of August 31, 1997, the Company estimates that its maximum exposure to loss over the contractual term is $57.0 million. The Company's exposure to loss in the P/O swaps is related to changes in the market value of the referenced P/O security over the life of the contract. In the quarter ended August 31, 1997, the Company recognized a net benefit of $33.5 million from its Servicing Hedge. The net benefit included unrealized net gains of $30.6 million and realized gains of $2.9 million from the premium amortization and sale of various financial instruments that comprise the Servicing Hedge. In the quarter ended August 31, 1996, the Company recognized a net expense of $17.7 million from its Servicing Hedge. The net expense included unrealized losses of $0.8 million and net realized losses of $16.9 million from the premium amortization and sale of various financial instruments that comprise the Servicing Hedge. There can be no assurance that the Servicing Hedge will generate gains in the future, or if gains are generated, that they will fully offset impairment of the MSRs.

    The Company recorded amortization and net impairment of its MSRs in the quarter ended August 31, 1997 totaling $105.4 million (consisting of normal amortization amounting to $71.2 million and impairment of $34.2 million), compared to $34.6 million of amortization and a net recovery (consisting of normal amortization amounting to $51.3 million and a net recovery of $16.7 million) in the quarter ended August 31, 1996. The factors affecting the amount of amortization and impairment or recovery of the MSRs recorded in an accounting period include the level of prepayments during the period, the change in estimated future prepayments and the amount of Servicing Hedge gains or losses.

    During the quarter ended August 31, 1997, the Company acquired bulk servicing rights for loans with principal balances aggregating $194 million at a price of 1.16% of the aggregate outstanding principal balances of the servicing portfolios acquired. During the quarter ended August 31, 1996, the Company acquired bulk servicing rights for loans with principal balances aggregating $45 million at a price of 0.87% of the aggregate outstanding principal balances of the servicing portfolios acquired.

    Salaries and related  expenses are  summarized  below for the quarters ended
August 31, 1997 and 1996.

   -- --------------------------- -- -- --------- ------------------------------------------------- -- --- --- -----
      (Dollar     amounts     in                      Quarter Ended August 31, 1997
      thousands)
                                     -- --------- ------------------------------------------------- -- --- --- -----
   -- --------------------------- --
                                     Production           Loan        Corporate          Other
                                     Activities      Administration  Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

      Base Salaries                    $31,601         $10,920        $17,169             $5,646          $65,336

      Incentive Bonus                   18,681             319          4,196              2,908           26,104

      Payroll Taxes and Benefits         4,961           1,967          1,648                528            9,104
                                     ------------    -------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                    $55,243         $13,206        $23,013             $9,082         $100,544
                                     ============    =============   =============    =============    -------------

      Average      Number     of         3,093           1,619           1,369               422            6,504
      Employees

   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------


   -- --------------------------- -- --- -------- ------------------------------------------------- ---- --- -- ----
      (Dollar     amounts     in                      Quarter Ended August 31, 1996
      thousands)
                                     --- -------- ------------------------------------------------- ---- --- -- ----
   -- --------------------------- --
                                     Production          Loan          Corporate         Other
                                     Activities     Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ - -------------- - ------------- -- ------------- -- -------------

      Base Salaries                    $22,319         $10,269        $13,315             $3,117          $49,020

      Incentive Bonus                    6,306             191          3,852              1,599           11,948

      Payroll Taxes and Benefits         3,337           1,752          1,574                360            7,023
                                     ------------   --------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                    $31,962         $12,212        $18,741             $5,076          $67,991
                                     ============   ==============   =============    =============    -------------

      Average      Number     of         2,246           1,519           1,090               240            5,095
      Employees

   -- --------------------------- -- ------------ - -------------- - ------------- -- ------------- -- -------------

    The amount of salaries increased during the quarter ended August 31, 1997 from the quarter ended August 31, 1996 reflecting the Company's strategy of expanding and enhancing its Consumer Markets and Wholesale branch networks, including new retail sub-prime branches. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries also contributed to the increase. Incentive bonuses earned during the quarter ended August 31, 1997 increased primarily due to higher production and a change in production mix.

    Occupancy and other office expenses for the quarter ended August 31, 1997 increased to $41.4 million from $31.4 million for the quarter ended August 31, 1996, reflecting the Company's goal of expanding its Consumer Markets and Wholesale branch networks, including the new retail sub-prime branches. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking activities also contributed to the increase.

    Guarantee fees represent fees paid to guarantee timely and full payment of principal and interest on MBS and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio. For the quarter ended August 31, 1997, guarantee fees increased 9% to $42.8 million from $39.4 million for the quarter ended August 31, 1996. The factors which affect the amount of guarantee fees in a period include the size of the servicing portfolio, the mix of permanent investors and the terms negotiated at the time of loan sales.

    Marketing expenses for the quarter ended August 31, 1997 increased 13% to $10.3 million from $9.1 million for the quarter ended August 31, 1996, reflecting the Company's continued implementation of a marketing plan to increase brand awareness of the Company in the residential mortgage market.

    Other operating expenses for the quarter ended August 31, 1997 increased from the quarter ended August 31, 1996 by $9.7 million, or 47%. This increase was due primarily to higher loan production, a larger servicing portfolio, increased reserves for bad debts, increased systems development and growth in the Company's non-mortgage banking subsidiaries.

Profitability of Loan Production and Servicing Activities

    In the quarter ended August 31, 1997, the Company's pre-tax income from its loan production activities (which include loan origination and purchases, warehousing and sales) was $49.6 million. In the quarter ended August 31, 1996, the Company's comparable pre-tax income was $33.8 million. The increase of $15.8 million was primarily attributable to increased loan production, positive trends in the production mix and greater sale of higher-margin home equity. These positive results were partially offset by higher production and overhead costs. In the quarter ended August 31, 1997, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance and acting as tax payment agent) was $60.6 million as compared to $63.7 million in the quarter ended August 31, 1996. The decrease of $3.1 million from August 31, 1996 to August 31, 1997 was due primarily to increased amortization and increased interest cost resulting from higher cost basis in the MSRs. This was partially offset by an increase in servicing fees and miscellaneous revenue.

Profitability of Other Activities

    In addition to loan production and loan servicing, the Company offers ancillary products and services related to its mortgage banking activities. These include title insurance and escrow services, home appraisals, credit cards, securities brokerage and servicing rights brokerage. For the quarter ended August 31, 1997, these activities contributed $12.3 million to the Company's pre-tax income compared to $4.9 million for the quarter ended August 31, 1996.

    During the quarter ended August 31, 1997, Countrywide Asset Management Corporation, a subsidiary of the Company, was sold to INMC Mortgage Holdings, Inc. (INMC), a publicly traded real estate investment trust for 3.44 million shares of INMC stock. The impact of this sale on earnings was a $57.4 million gain on sale recorded in the second quarter.

RESULTS OF OPERATIONS

Six Months Ended August 31, 1997 Compared to Six Months Ended August 31, 1996

    Revenues from ongoing operations for the six months ended August 31, 1997 increased 25% to $666.4 million from $534.1 million for the six months ended August 31, 1996. Net earnings from ongoing operations increased 15% to $142 million for the six months ended August 31, 1997 from $123.1 million for the six months ended August 31, 1996. Both revenues and net earnings from ongoing operations for the six months ended August 31, 1997 exclude a nonrecurring gain of $57.4 million on the sale of a subsidiary. The increase in revenues and net earnings for the six months ended August 31, 1997 compared to the six months ended August 31, 1996 was primarily attributable to an increase in the size of the Company's servicing portfolio, improved pricing margins on prime credit quality first mortgages and greater sales of higher-margin home equity and sub-prime loans. These positive factors were partially offset by increased expenses in the six months ended August 31, 1997 from the six months ended August 31, 1996 which is mainly attributable to the ongoing branch expansion effort, which has resulted in 30 Consumer Markets, 9 Wholesale and 20 sub-prime retail branches being opened over the last nine months.

    The total volume of loans produced decreased 1% to $19.9 billion for the six months ended August 31, 1997 from $20.2 billion for the six months ended August 31, 1996. Refinancings totaled $5.8 billion, or 29% of total fundings, for the six months ended August 31, 1997, as compared to $6.7 billion, or 33% of total fundings, for the six months ended August 31, 1996. Fixed-rate loan production totaled $13.7 billion, or 69% of total fundings, for the six months ended August 31, 1997, as compared to $15.5 billion, or 77% of total fundings, for the six months ended August 31, 1996.

    Included in the Company's total volume of loans produced are $673 million of home equity loans funded in the six months ended August 31, 1997 and $233 million funded in the six months ended August 31, 1996. Sub-prime credit quality loan production, which is also included in the Company's total production volume, was $670 million for the six months ended August 31, 1997 and $379 million during the six months ended August 31, 1996.

Total loan volume in the Company's production divisions is summarized below.

-------------------------------------------- ----------------------------------
(Dollar amounts in millions)                     Six Months Ended August 31,
-------------------------------------------- ----------------------------------

                                                 1997                   1996
                                             -------------          -----------
    Consumer Markets Division                $  5,372               $  4,230
    Wholesale Lending Division                  5,831                  3,923
    Correspondent Lending Division              8,718                 12,019
                                             =============          ===========
    Total Loan Volume                        $ 19,921               $ 20,172
                                             =============          ===========

-------------------------------------------- ------------- -------- -----------

    Loan origination fees increased during the six months ended August 31, 1997 as compared to the six months ended August 31, 1996. This was primarily because production by the Consumer Markets Division and the Wholesale Lending Division (which, due to their cost structures, charge higher origination fees per dollar loaned than the Correspondent Division), comprised a greater percentage of total production in the six months ended August 31, 1997 than in the six months ended August 31, 1996 as a result of the continuing expansion of these divisions. Gain on sale of loans improved during the six months ended August 31, 1997 as compared to the six months ended August 31, 1996 primarily due to greater sales of higher margin home equity and sub-prime loans and improved pricing margins on prime credit quality first mortgages.

    Net interest income (interest earned net of interest charges) decreased to $4.0 million for the six months ended August 31, 1997 from $21.6 million for the six months ended August 31, 1996. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($32.1 million and $31.6 million for the six months ended August 31, 1997 and 1996, respectively); (ii) interest expense related to the Company's investment in servicing rights ($96.1 million and $70.1 million for the six months ended August 31, 1997 and 1996, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($64.1 million and $59.3 million for the six months ended August 31, 1997 and 1996, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in interest costs incurred on payoffs. The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances (caused by growth of the servicing portfolio), offset somewhat by a decrease in the earnings rate, from the six months ended August 31, 1996 to the six months ended August 31, 1997.

    During the six months ended August 31, 1997, loan administration income was positively affected by the continued growth of the loan servicing portfolio. The growth in the Company's servicing portfolio during the six months ended August 31, 1997 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments, and scheduled amortization of mortgage loans.

    The prepayment rate of the Company's servicing portfolio was 12% for the six months period ended August 31, 1997 and August 31,1996.

    During the six months ended August 31, 1997, the Company recognized a net expense of $11.3 million from its Servicing Hedge. The net expense included unrealized losses of $8.7 million and net realized losses of $2.6 million from the amortization and sale of various financial instruments that comprise the Servicing Hedge. During the six months ended August 31, 1996, the Company recognized a net expense of $118.2 million from its Servicing Hedge. The net expense included unrealized losses of $88.3 million and net realized losses of $29.9 million from the amortization and sale of various financial instruments that comprise the Servicing Hedge.

    The Company recorded amortization and net recovery of its MSRs in the six months ended August 31, 1997 totaling $131.3 million (consisting of normal amortization amounting to $136.9 million and net recovery of $5.6 million), compared to amortization and net recovery of its MSRs of $13.7 million (consisting of normal amortization amounting to $103.8 million and net recovery of $117.5 million) in the six months ended August 31, 1996.

    During the six months ended August 31, 1997, the Company acquired bulk servicing rights for loans with principal balances aggregating $360 million at a price of approximately 1.16% of the aggregate outstanding principal balance of the servicing portfolios acquired. During the six months ended August 31, 1996, the Company acquired bulk servicing rights for loans with principal balances aggregating $1.1 billion at a price of approximately 1.76% of the aggregate outstanding principal balance of the servicing portfolios acquired.

Salaries  and related  expenses  are  summarized  below for the six months ended
August 31, 1997 and 1996.

   -- --------------------------- -- -- --------- ------------------------------------------------- -- --- --- -----
      (Dollar     amounts     in                      Six Months Ended August 31, 1997
      thousands)
                                     -- --------- ------------------------------------------------- -- --- --- -----
   -- --------------------------- --
                                     Production           Loan        Corporate          Other
                                     Activities      Administration  Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

      Base Salaries                  $  60,164       $  21,675       $ 33,226          $  10,902        $ 125,967

      Incentive Bonus                   30,373             585          8,445              4,970           44,373

      Payroll Taxes and Benefits         9,905           4,082          3,206              1,052           18,245
                                     ------------    -------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                   $100,442         $             $                 $  16,924        $ 188,585
                                                        26,342         44,877
                                     ============    =============   =============    =============    -------------

      Average      Number     of         2,972           1,621           1,330               408            6,331
      Employees

   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------


   -- --------------------------- -- -- --------- ------------------------------------------------- -- --- --- -----
      (Dollar     amounts     in                      Six Months Ended August 31, 1996
      thousands)
                                     -- --------- ------------------------------------------------- -- --- --- -----
   -- --------------------------- --
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
      Employees

   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

    The amount of salaries increased during the six months ended August 31, 1997 from the six months ended August 31, 1996 primarily due to an increased number of employees resulting from expansion of the Consumer Markets and Wholesale division branch networks, a larger servicing portfolio and growth in the Company's non-mortgage banking activities. The increase in incentive bonuses was due primarily to the increased Consumer Markets and Wholesale divisions production.

    Occupancy and other office expenses for the six months ended August 31, 1997 increased to $79.5 million from $61.3 million for the six months ended August 31, 1996, reflecting the Company's goal of expanding its Consumer Markets and Wholesale branch networks. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking activities also contributed to the increase.

    Guarantee fees for the six months ended August 31, 1997 increased 11% to $85.4 million from $76.9 million for the six months ended August 31, 1996. This increase resulted from an increase in the servicing portfolio, changes in the mix of permanent investors and terms negotiated at the time of loan sales.

    Marketing expenses for the six months ended August 31, 1997 increased 15% to $20.6 million from $17.9 million for the six months ended August 31, 1996, reflecting the Company's continued implementation of a marketing plan to increase brand awareness of the Company in the residential mortgage market.

    Other operating expenses for the six months ended August 31, 1997 increased from the six months ended August 31, 1996 by $15.9 million, or 41%. This increase was due primarily to higher loan production, a larger servicing portfolio, increased reserves for bad debts and increased systems development in the six months ended August 31, 1997 than in the six months ended August 31, 1996.

Profitability of Loan Production and Servicing Activities

    In the six months ended August 31, 1997, the Company's pre-tax income from its loan production activities (which include loan origination and purchases, warehousing and sales) was $95.3 million. In the six months ended August 31, 1996, the Company's comparable pre-tax income was $64.7 million. The increase of $30.6 million was primarily attributable to a larger gain on sale of loans resulting from the sale of higher margin sub-prime loans and home equity loans and improved pricing margins on prime credit quality first mortgages. These positive results were partially offset by higher production costs. In the six months ended August 31, 1997, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent and marketing foreclosed properties) was $120.3 million as compared to $126.4 million in the six months ended August 31, 1996. The decrease of $6.1 million was principally due to increased amortization resulting from a higher cost basis in the MSRs. This was partially offset by an increase in servicing fees and miscellaneous revenues.




Profitability of Other Activities

    Other ancillary products and services contributed $20.8 million to the Company's pre-tax income in the six months ended August 31, 1997, compared to $10.7 million during the six months ended August 31, 1996. This increase to pre-tax income primarily results from improved performance of the title insurance, escrow and Capital Markets businesses.

    During the six months ended August 31, 1997, Countrywide Asset Management Corporation, a subsidiary of the Company, was sold to INMC Mortgage Holdings, Inc., (INMC) a publicly traded real estate investment trust for 3.44 million shares of INMC stock. The impact of this sale on earnings was a $57.4 million gain.

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

SEASONALITY

    The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, although refinancings tend to be less seasonal and more closely related to changes in interest rates. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In addition, delinquency rates typically rise in the winter months, which results in higher servicing costs. However, late charge income has historically been sufficient to partially offset such incremental expenses.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently utilizes commercial paper supported by the revolving credit facility, medium-term notes, MBS repurchase agreements, unsecured notes payable subordinated notes, an optional cash purchase feature in the dividend reinvestment plan, redeemable capital trust pass-through securities and cash flow from operations. In the past, the Company has utilized whole loan repurchase agreements, pre-sale funding facilities, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from the revolving credit facility and public offerings of preferred stock.

    Certain of the debt obligations of the Company and Countrywide Home Loans Inc. ("CHL") contain various provisions that may affect the ability of the Company and CHL to pay dividends and remain in compliance with such obligations. These provisions include requirements concerning net worth, and other financial covenants. These provisions have not had, and are not expected to have, an adverse impact on the ability of the Company and CHL to pay dividends.

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

   Cash Flows

    Operating Activities In the six months ended August 31, 1997, the Company's operating activities used cash of approximately $1.1 billion primarily to increase its mortgage loans and MBS held for sale. These are generally financed with short-term borrowings as discussed under "Financing Activities."

    Investing Activities The primary investing activity for which cash was used during the six months ended August 31, 1997 was the investment in servicing. Net cash used by investing activities was $512 million and $565 million for the six months ended August 31, 1997 and August 31, 1996, respectively.

    Financing Activities Net cash provided by financing activities amounted to $1.6 billion for the six months ended August 31, 1997 and net cash used by financing activities amounted to $604 million for the six months ended August 31, 1996. The increase in cash flow from financing activities was primarily the result of an increase in net short-term borrowings used to finance the increase in mortgage loans and MBS held for sale as discussed under "Operating Activities".

PROSPECTIVE TRENDS

   Applications and Pipeline of Loans in Process

    For the month ended September 30, 1997, the Company received new loan applications at an average daily rate of $295 million compared to a daily application rate for the month ended September 30, 1996 of $195 million. The Company's pipeline of loans in process was $6.8 billion and $4.2 billion at September 30, 1997 and 1996, respectively. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's Lock `N Shop Pipeline at September 30, 1997 was $1.1 billion and at September 30, 1996 was $1.8 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the extent of price competition in the market, the direction of interest rates, seasonal factors and general economic conditions.

Market Factors

    Mortgage interest rates were generally lower during the quarter ended August 31, 1997 compared to the quarter ended August 31, 1996. Loan production increased 15% from the quarter ended August 31, 1996 to the quarter ended August 31, 1997. The Company benefited from a relatively strong home purchase market during the quarter ended August 31, 1997. In addition, sub-prime and home equity loan fundings, which are generally less sensitive to interest rate fluctuations than prime credit quality first mortgages, also increased from the quarter ended August 31, 1996.

    The Company's primary competitors are commercial banks, savings and loans and mortgage banking subsidiaries of diversified companies, as well as other mortgage bankers. Certain commercial banks have expanded their mortgage banking operations through acquisition of formerly independent mortgage banking companies, the integration of which has not, in all cases, been completed, or through internal growth. The Company believes that these transactions and activities have not had a material impact on the Company or on the degree of competitive pricing in the market.

    Some regions in which the Company operates, particularly some regions of California, have been experiencing slower economic growth, and real estate financing activity in these regions has been negatively impacted. As a result, home lending activity for single- (one-to-four) family residences in these regions may also have experienced slower growth. The Company's California mortgage loan production (measured by principal balance) constituted 24% of its total production during the six months ended August 31, 1997, down from 25% for the six months ended August 31, 1996. The Company is continuing its efforts to expand its production capacity outside of California. To the extent that California's mortgage loan production constitutes a significant portion of the Company's production, there can be no assurance that the Company's operations will not continue to be adversely affected to the extent California continues to experience slow or negative economic growth resulting in decreased residential real estate lending activity or market factors further impact the Company's competitive position in the state.

    The delinquency rate in the Company-owned servicing portfolio increased to 4.25% at August 31, 1997 from 3.10% at August 31, 1996. The Company believes that this increase was primarily the result of portfolio mix changes and aging. The proportion of government and high loan-to-value conventional loans, which tend to experience higher delinquency rates than low loan-to-value conventional loans, has increased from 47% of the portfolio at August 31, 1996 to 49% at August 31, 1997. In addition, the weighted average age of the portfolio was 29 months at August 31, 1997, up from 27 months at August 31, 1996. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. However, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

    The percentage of loans in the Company's owned servicing portfolio that are in foreclosure increased to 0.63% at August 31, 1997 from 0.53% at August 31, 1996. Generally, the Company is not exposed to credit risk other than as discussed below. Because the Company services substantially all prime credit quality loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. The Company retains credit risk on the home equity and sub-prime loans it sells in the form of pools backing securities. As such, through retention of a subordinated interest in the trust, the Company bears primary responsibility for credit losses on the loans. At August 31, 1997, the Company had investments in such subordinated interests amounting to $170 million, which represents the maximum exposure to credit losses on the securitized home equity and sub-prime loans. While the Company does not retain credit risk with respect to the prime credit quality mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of the representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company. Similarly, government loans serviced by the Company (27% of the Company's servicing portfolio at August 31, 1997) are insured by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Administration. The Company is exposed to credit losses to the extent that the partial guarantee provided by the Department of Veterans Administration is inadequate to cover the total credit losses incurred.

    The Company's bad debt expense is primarily driven by the exposures associated with foreclosure activity. Bad debt expense is included with other operating expenses and amounted to $16.4 million for the six months ended August 31, 1997 and $11.8 million for the six months ended August 31, 1996.

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

The following tables present basic and diluted EPS for the three months and six months ended August 31, 1997 and 1996, computed under the provisions of SFAS No.
128.

------------------------ -- -- ----- ------------------------------------ -- ----- ----
                          Three Months Ended August 31,
                         -- -- ----- ------------------------------------ -- ----- ----
                                     1997                             1996
                         --------- --------- ---------   ---------- --------- ---------
(Dollar amounts in
thousands, except per    Net                 Per-Share    Net                 Per-Share
share data)              Earnings   Shares    Amount      Earnings   Shares    Amount
------------------------ --------  --------- ---------   ---------  --------- ---------

Net earnings             $109,729                        $62,497
                         =========                       ==========

Basic EPS
Net earnings available
to common shareholders   $109,729   107,052  $1.03       $62,497      102,551  $0.61

Effect of dilutive
stock options               -         4,271                  -         2,193
                         --------- ---------             ---------- ---------

Diluted EPS
Net earnings available
to common shareholders   $109,729   111,323  $0.98       $62,497      104,744  $0.60

                         ========= ========= =========   ========== ========= ---------

------------------------ --------- --------- --------- - ---------- --------- ---------


------------------------ -- -- ----- ------------------------------------ -- ----- ----
                                Six Months Ended August 31,
                         -- -- ----- ------------------------------------ -- ----- ----
                                     1997                             1996
                         --------- --------- ---------   ---------- --------- ---------
(Dollar amounts in
thousands, except per    Net                 Per-Share     Net                Per-Share
share data)              Earnings   Shares    Amount     Earnings    Shares    Amount
------------------------ --------- --------- ---------  ----------  --------- ---------

Net earnings             $179,698                         $123,121
                         =========                       ==========

Basic EPS
Net earnings available
to common shareholders   $179,698   106,655  $1.69        $123,121   102,433   $1.20

Effect of dilutive
stock options               -         3,588                  -         2,028
                         --------- ---------             ---------- ---------

Diluted EPS
Net earnings available
to common shareholders   $179,698   110,243  $1.63         $123,121   104,461  $1.18
                         ========= ========= =========   ========== ========= ---------

                                    PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          \pnf4

     10.8 Revolving Credit Agreement dated as of the 24th day of September, 1997, by and among Countrywide Home Loans, Inc., Bankers Trust Company, The First National Bank of Chicago, The Bank of New York, Chase Securities Inc., The Chase Manhattan Bank and the Lenders Party Thereto.

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


                       COUNTRYWIDE CREDIT INDUSTRIES, INC.


                                  (Registrant)






  DATE:     October 14, 1997                    /s/ Stanford L. Kurland
                                          -------------------------------------
                                               Senior Managing Director and
                                               Chief Operating Officer




  DATE:     October 14, 1997                    /s/ Carlos M. Garcia
                                          -------------------------------------
                                            Managing Director; Chief Financial
                                            Officer and Chief Accounting Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                  EXHIBIT INDEX




Exhibit Number                                            Document Description
     10.7 Revolving Credit Agreement dated as of the 24th day of September, 1997, by and among Countrywide Home Loans, Inc., Bankers Trust Company, The First National Bank of Chicago, The Bank of New York, Chase Securities Inc., The Chase Manhattan Bank and the Lenders Party Thereto.

     11.1 Statement Regarding Computation of Per Share Earnings.

     12.1 Computation of the Ratio of Earnings to Fixed Charges.

     27 Financial Data Schedules (included only with the electronic filing with the SEC).