Form 10-Q
period 1997-11-30
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1998-01-15
CIK 25191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                                   (Mark One)

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997

                                                    OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________  to  _________________

Commission File Number:         1-8422



                       COUNTRYWIDE CREDIT INDUSTRIES, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                   13-2641992
-------------------------------------------------------- ----------------------
       (State or other jurisdiction of                        (IRS Employer
        incorporation or organization)                      Identification No.)

4500 Park Granada, Calabasas, California                               91302
------------------------------------------------------------- -----------------
(Address of principal executive offices)                          (Zip Code)

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
                                                   Yes       X      No
                                                         --------       --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                   Outstanding at January 13, 1998
         -----                                   -------------------------------
Common Stock $.05 par value                                  108,543,439








                                                      PART I
                                               FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             November 30,     February 28,
                                                                                 1997             1997
                                                                           ---------------- -----------------
                                                                            (Dollar amounts in thousands)
                  ASSETS
Cash                                                                       $    17,438      $     18,269
Mortgage loans and mortgage-backed securities held for sale                  4,493,420         2,579,972
Other receivables                                                            1,745,250         1,051,777
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                   216,779           190,104
Mortgage servicing rights                                                    3,433,816         3,023,826
Other assets                                                                 1,407,712           825,142
                                                                          ---------------- ------------------
       Total assets                                                         $11,314,415      $ 7,689,090
                                                                          ================ ==================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                               $2,788,964         $1,695,523
                                                                          ================ ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                               $7,594,448        $4,713,324
Drafts payable issued in connection with mortgage loan closings                 26,974           221,757
Accounts payable and accrued liabilities                                       447,949           206,835
Deferred income taxes                                                          817,152           635,643
                                                                          ---------------- ------------------
       Total liabilities                                                      8,886,523        5,777,559

Commitments and contingencies
                                                                          -                -

Company-obligated mandatorily redeemable securities  of subsidiary
   trusts holding company guaranteed related subordinated debt                  500,000          300,000

Common stock -  authorized,  240,000,000  shares of $.05 par  value;  issued and outstanding, 107,993,561 shares at November 30, 1997
   and 106,095,558 shares at February 28, 1997                                    5,397            5,305
Additional paid-in capital                                                      975,953          917,942
Unrealized loss on available-for-sale securities                                 (6,462)         (30,545)
Retained earnings                                                               953,004          718,829
                                                                          ---------------- ------------------
       Total shareholders' equity                                             1,927,892        1,611,531
                                                                          ---------------- ------------------
       Total liabilities and shareholders' equity                           $11,314,415       $7,689,090
                                                                          ================ ==================


Borrower and investor custodial accounts                                     $2,788,964       $1,695,523
                                                                          ================ ==================

              The accompanying notes are an integral part of these
                                  statements.



              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                         Three Months                           Nine Months
                                                      Ended November 30,                    Ended November 30,
                                                     1997            1996                  1997            1996
                                              ------------------------------------  ------------------------------------
                                                         (Dollar amounts in thousands, except per share data)
Revenues
   Loan origination fees                          $ 78,907          $ 43,922           $ 197,561         $ 145,468
   Gain on sale of loans                           103,323            65,562             288,954           171,053
                                              ------------------------------------  ------------------------------------
     Loan production revenue                       182,230           109,484             486,515           316,521

    Interest earned                                119,743            85,371             305,605           260,257
    Interest charges                              (110,113)          (77,238)           (291,935)         (230,547)
                                              ------------------------------------  ------------------------------------
      Net interest income                            9,630             8,133              13,670            29,710

    Loan servicing income                          234,499           199,169             670,582           567,583
   Amortization and impairment of
     mortgage servicing rights                    (243,726)         (198,735)           (375,067)         (185,073)
    Servicing hedge benefit                        161,506           140,152             150,225            22,001
                                              ------------------------------------  ------------------------------------
      Net loan administration income               152,279           140,586             445,740           404,511

    Commissions, fees and other income              31,002            23,327              95,636            64,885
    Gain on sale of subsidiary                           -                 -              57,381                 -
                                              ------------------------------------  ------------------------------------
         Total revenues                            375,141           281,530           1,098,942           815,627
                                              ------------------------------------  ------------------------------------

Expenses
   Salaries and related expenses                   110,458            71,548             299,043           208,537
   Occupancy and other office expenses              49,179            33,036             128,667            94,349
   Guarantee fees                                   43,467            40,607             128,855           117,471
   Marketing expenses                                9,711             7,743              30,353            25,665
   Other operating expenses                         30,878            20,506              85,989            59,677
                                              ------------------------------------  ------------------------------------
         Total expenses                            243,693           173,440             672,907           505,699
                                              ------------------------------------  ------------------------------------

Earnings before income taxes                       131,448           108,090             426,035           309,928
   Provision for income taxes                       51,265            42,155             166,154           120,872
                                              ------------------------------------  ------------------------------------

   NET EARNINGS                                   $ 80,183          $ 65,935           $ 259,881         $ 189,056
                                              ====================================  ====================================

Earnings per share
   Primary                                           $0.71             $0.62               $2.34             $1.80
   Fully diluted                                     $0.71             $0.62               $2.31             $1.78

Weighted Average Shares Outstanding
   Primary                                      112,490,000       106,342,000         111,173,000       104,953,000
   Fully Dilluted                               113,201,000       106,844,000         112,719,000       106,066,000


              The accompanying notes are an integral part of these
                                  statements.



              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                     Nine Months
                                                                                 Ended November 30,
                                                                                 1997           1996
                                                                           ---------------- -----------------
                                                                            (Dollar amounts in thousands)
   Cash flows from operating activities:
   Net earnings                                                               $   259,881    $     189,056
   Adjustments to reconcile net earnings to net cash
       (used) provided by operating activities:
     Gain on sale of subsidiary                                                   (57,381)               -
     Amortization and impairment/recovery of mortgage servicing rights            375,065          185,073
     Depreciation and other amortization                                           32,559           29,561
     Deferred income taxes                                                        181,509          120,872

     Origination and purchase of loans held for sale                          (32,654,304)     (28,491,353)
     Principal repayments and sale of loans                                    30,740,856       29,291,032
                                                                            ---------------- ----------------
                                                                               (1,913,448)         799,679

     Increase in other receivables and other assets                            (1,191,679)        (899,086)
     Increase in accounts payable and accrued liabilities                         231,705          278,705
                                                                            ---------------- ----------------
       Net cash (used) provided by operating activities                        (2,081,789)         703,860
                                                                            ---------------- ----------------

Cash flows from investing activities:
   Additions to mortgage servicing rights                                        (785,057)        (646,700)
   Purchase of property, equipment and leasehold
     improvements - net                                                           (52,922)         (69,765)
                                                                            ---------------- ----------------
       Net cash used by investing activities                                     (837,979)        (716,465)
                                                                            ---------------- ----------------

Cash flows from financing activities:
   Net increase (decrease) in warehouse debt and other
     short-term borrowings                                                      1,962,505         (427,525)
   Issuance of long-term debt                                                   1,192,513          537,624
   Repayment of long-term debt                                                   (468,677)        (113,507)
   Issuance of Company-obligated mandatorily redeemable securities of subsidiary trusts holding company guaranteed related
        subordinated debt                                                         200,000
   Issuance of common stock                                                        58,302           39,032
   Cash dividends paid                                                            (25,706)         (24,628)
                                                                            ---------------- ----------------
       Net cash provided by financing activities                                2,918,937           10,996
                                                                            ---------------- ----------------

Net decrease in cash                                                                 (831)          (1,609)
Cash at beginning of period                                                        18,269           16,444
                                                                            ================ ================
Cash at end of period                                                         $    17,438      $    14,835
                                                                            ================ ================

Supplemental cash flow information:
   Cash used to pay interest                                                  $   286,310      $   212,653
   Cash used to pay income taxes                                              $        50      $        15

Non-cash transactions:
   Unrealized gain (loss) on available-for-sale-securities, net of taxes      $    24,083      $   -
   Notes receivable issued for options exercised                              $       199      $   -


                 The accompanying notes are an integral part of
                               these statements.

                                     Page 18
              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                     Page 10
NOTE A - BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 1997 of Countrywide Credit Industries, Inc. (the "Company").

Certain amounts reflected in the consolidated financial statements for the periods ended November 30, 1996 have been reclassified to conform to the presentation for the periods ended November 30, 1997.

NOTE B - NOTES PAYABLE

    Notes payable consisted of the following.

   ------------------------------------------------------------------ ---- --------------- --- -------------- --
       (Dollar amounts in thousands)                                         November 30,       February 28,
                                                                                 1997               1997
   ------------------------------------------------------------------ ---- --------------- --- -------------- --

       Commercial paper                                                      $3,139,741          $1,943,368
       Medium-term notes, Series A, B, C, D, E and F                          3,451,500           2,346,800
       Repurchase agreements                                                    254,607             220,637
       Subordinated notes                                                       200,000             200,000
       Unsecured notes payable                                                  545,000                   -
       Other notes payable                                                        3,600               2,519
                                                                           ===============     ==============
                                                                             $7,594,448          $4,713,324
                                                                           ===============     ==============

   ------------------------------------------------------------------ ---- --------------- --- -------------- --

Revolving Credit Facility and Commercial Paper

    As of November 30, 1997, Countrywide Home Loans, Inc. ("CHL"), the Company's mortgage banking subsidiary, had an unsecured credit agreement (revolving credit facility) with forty-five commercial banks permitting CHL to borrow an aggregate maximum amount of $4.0 billion. The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL. The interest rate on direct borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. This interest rate varies, depending on CHL's credit ratings. No amount was outstanding on the revolving credit facility at November 30, 1997. The five year facility of $3.0 billion expires on September 24, 2002 and the one year facility of $1.0 billion expires on September 24, 1998. The weighted average borrowing rate on commercial paper borrowings for the nine months ended November 30, 1997 was 5.61%. The weighted average borrowing rate on commercial paper outstanding as of November 30, 1997 was 5.63%.

Medium-Term Notes

    As of November 30, 1997, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission were as follows.

-----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                            Outstanding Balance                  Interest Rate            Maturity Date
                ------------------------------------------- ----------- ----------  -------------  -------------
                Floating-Rate   Fixed-Rate       Total         From        To           From            To
                ------------------------------------------- ----------- ----------  -------------  -------------

      Series A        $    -   $    230,500  $    230,500      6.53%       8.79%     Mar. 1998      Mar. 2002

      Series B             -        396,000       396,000      6.02%       6.98%     Mar. 1998      Aug. 2005

      Series C       303,000        197,000       500,000      5.65%       8.43%     Dec. 1997      Mar. 2004

      Series D       115,000        385,000       500,000      6.05%       6.88%     Aug. 1998      Sept. 2005

      Series E       310,000        690,000     1,000,000      5.96%       7.45%     Feb. 2000      Oct. 2008

      Series F       100,000        725,000       825,000      5.59%       6.84%     Oct. 1999      Sept. 2002
                -------------------------------------------

   Total            $828,000     $2,623,500    $3,451,500
                ===========================================

  ---------------------------------------------------------------------------------------------------------------

    As of November 30, 1997, all of the outstanding fixed-rate notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the nine months ended November 30, 1997, including the effect of the interest rate swap agreements, was 6.23%.

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

Repurchase Agreements

    As of November 30, 1997, the Company had entered into short-term financing arrangements to sell mortgage-backed securities ("MBS") under agreements to repurchase. The weighted average borrowing rate for the nine months ended November 30, 1997 was 5.58%. The weighted average borrowing rate on repurchase agreements outstanding as of November 30, 1997 was 5.81%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers and all agreements are to repurchase the same or substantially identical MBS.

Subordinated Notes

    The 8.25%  subordinated  notes are due July 15,  2002.  Interest  is payable semi-annually  on each  January 15 and July 15. The  subordinated  notes are not
redeemable   prior  to  maturity  and  are  not  subject  to  any  sinking  fund requirements.

Pre-Sale Funding Facilities

    As of November 30, 1997, CHL had uncommitted revolving credit facilities with two government-sponsored entities. The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. Interest rates are based on LIBOR, federal funds and/or the prevailing rates for MBS repurchase agreements. The weighted average borrowing rate for both facilities for the nine months ended November 30, 1997 was 5.70%. As of November 30, 1997, the Company had no outstanding borrowings under either of these facilities. NOTE C - COMPANY-OBLIGATED CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

    On December 11, 1996, Countrywide Capital I (the "Subsidiary Trust I"), a subsidiary of the Company, issued $300 million of 8% Capital Trust Pass-through Securities (the "8% Capital Securities"). In connection with the Subsidiary Trust I issuance of the 8% Capital Securities, CHL issued to the Subsidiary Trust I, $309 million of its 8% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debt Securities I"). The Subordinated Debt Securities I are due on December 15, 2026 with interest payable semi-annually on June 15 and December 15 of each year. The Company has the right to redeem at par, plus accrued interest the 8% Capital Securities any time on or after December 15, 2006. The sole assets of the Subsidiary Trust I are and will be the Subordinated Debt Securities I. CHL's obligations under the Subordinated Debt Securities I, a related guarantee and other agreements, taken together, constitute a full and unconditional guarantee by the Company of the Subsidiary Trust I obligations under the 8% Capital Securities.

    On June 4, 1997, Countrywide Capital III (the "Subsidiary Trust III"), a subsidiary of the Company, issued $200 million of 8.05% Subordinated Capital Income Securities, Series A (the "8.05% Capital Securities"). In connection with the Subsidiary Trust III issuance of 8.05% Capital Securities, CHL issued to the Subsidiary Trust III, $206 million of its 8.05% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debt Securities III"). The Subordinated Debt Securities III are due on June 15, 2027 with interest payable semi-annually on June 15 and December 15 of each year. The sole assets of the Subsidiary Trust III are and will be the Subordinated Debt Securities III. CHL's obligations under the Subordinated Debt Securities III, a related guarantee and other agreements, taken together, constitute a full and unconditional guarantee by the Company of the Subsidiary Trust III obligations under the 8.05 % Capital Securities. (See Note G)

    In relation to Subsidiary Trusts I and III, CHL has the right to defer payment of interest by extending the interest payment period, from time to time, for up to 10 consecutive semi-annual periods. If interest payments on the Debentures are so deferred, the Company and CHL shall not declare or pay dividends on, or make a distribution with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of its capital stock.

NOTE D - SERVICING HEDGE

    The following summarizes the notional amounts of servicing hedge derivative contracts.

------------------------------------- ------------------- -------------------- ------------------- ---------------------
(Dollar amounts in millions)
                                           Balance,                               Dispositions/          Balance,
                                       February 28, 1997       Additions           Expirations       November 30, 1997
------------------------------------- ------------------- -------------------- ------------------- ---------------------

Interest Rate Floors                        $26,250              10,500          (    4,500)             $32,250
Long Call Options on
  Interest Rate Futures                    $  4,200              34,800            ( 11,900)             $27,100
Swap Caps                                  $  1,000                   -                   -             $  1,000
Swaps                                             -               3,900                   -             $  3,900
Principal - Only Swaps                    $     268                   -                   -            $     268
Interest Rate Caps                         $  1,000               4,000          (      500)            $  4,500
Swaptions                                  $  1,750               1,000          (      900)            $  1,850
Callable Pass-through Certificate                 -                 186                   -            $     186

------------------------------------- ------------------- -------------------- ------------------- ---------------------




NOTE E - RESERVE FOR IMPAIRMENT OF MORTGAGE SERVICING RIGHTS

    The  following   summarizes  the  aggregate  activity  in  the  reserve  for impairment of mortgage servicing rights.

------------------------------------- ------- ------------------------
(Dollar amounts in thousands)                   Aggregate Balances
                                              ------------------------

Balance, February 28, 1997                           $  2,668
          (Reductions) additions                       11,641
                                              ------------------------
Balance, November 30, 1997                            $14,309
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

NOTE G - SUBSEQUENT EVENTS

On December 17, 1997, the Company declared a cash dividend of $0.08 per common share payable February 2, 1998 to shareholders of record on January 15, 1998.

    On December 24, 1997, Subsidiary Trust III completed an exchange offer pursuant to which newly issued capital securities (the "New 8.05% Capital Securities") were exchanged for all of the outstanding 8.05% Capital Securities. The New 8.05% Capital Securities are identical in all material respects to the 8.05% Capital Securities, except that the New 8.05% Capital Securities have been registered under the Securities Act of 1933, as amended.

NOTE H - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

    Financial information for Countrywide Home Loans, Inc. is summarized in the following tables.

   -- ----------------------------------------- ---- --------------------------------------------------- -------
      (Dollar amounts in thousands)                           November 30,               February 28,
                                                                   1997                      1997
   -- ---------------------------------------------- -------- -------------- ---------- -------------- ---------
      Balance Sheets:

        Mortgage loans and mortgage-backed
          securities held for sale                            $  4,493,420                $2,579,972
        Other assets                                              6,267,980                4,835,078
                                                              ==============            ==============
           Total assets                                        $10,761,400                $7,415,050
                                                              ==============            ==============

        Short- and long-term debt                             $  8,110,622                $5,220,277
        Other liabilities                                            984,646                 742,435
        Equity                                                    1,666,132                1,452,338
                                                              ==============            ==============
          Total liabilities and equity                         $10,761,400                $7,415,050
                                                              ==============            ==============


   -- ---------------------------------------------- -------- -------------- ---------- -------------- ---------

   --- ----------------------------------------- --- -------------------------------------------------- --------
       (Dollar amounts in thousands)                              Nine Months Ended November 30,
                                                             --------------- ---------- ---------------
                                                                  1997                       1996
   --- --------------------------------------------- ------- --------------- ---------- --------------- --------
       Statements of Earnings:

         Revenues                                               $914,084                   $740,193
         Expenses                                                603,599                    468,165
         Provision for income taxes                              120,774                    106,091
                                                             ===============            ===============
           Net earnings                                         $189,711                   $165,937
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


The following table presents basic and diluted EPS for the three months and nine months ended November 30, 1997 and 1996, computed under the provisions of SFAS
No. 128.

------------------------ -- -- ----- ------------------------------------- -- ---- -------
                                             Three Months Ended November 30,
                         -- -- ----- ------------------------------------- -- ---- -------
                                     1997                              1996
                         --------- --------- ---------    ---------- --------- -----------
(Dollar amounts in                           Per-Share                         Per-Share
thousands, except per    Net                  Amount      Net                    Amount
share data)              Earnings   Shares                Earnings    Shares
--------------------- ------------ -------- ---------   -----------  --------- -----------

Net earnings              $80,183                         $65,935
                         =========                        ==========

Basic EPS
Net earnings available
to common shareholders    $80,183    107,572  $0.75        $65,935     103,135  $0.64


Effect of dilutive
stock options               -         4,918                   -         3,207
                         --------- ---------              ---------- ---------

Diluted EPS
Net earnings available
to common shareholders    $80,183   112,490   $0.71        $65,935     106,342  $0.62
                         ========= ========= =========    ========== ========= -----------

------------------------ --------- --------- --------- -- ---------- --------- -----------


------------------------ -- -- ----- ------------------------------------- -- ----- ------
                                               Nine Months Ended November 30,
                         -- -- ----- ------------------------------------- -- ----- ------
                                     1997                               1996
                         --------- --------- ---------    ----------- --------- ----------
(Dollar amounts in                           Per-Share                          Per-Share
thousands, except per    Net                  Amount      Net                    Amount
share data)              Earnings   Shares                Earnings    Shares
------------------------ --------- --------- ---------    ---------  --------- ----------

Net earnings             $259,881                         $189,056
                         =========                        ===========

Basic EPS
Net earnings available
to common shareholders   $259,881   107,111   $2.43        $189,056    102,666  $1.84


Effect of dilutive
stock options               -         4,062                   -         2,287
                         --------- ---------              ----------- ---------

Diluted EPS
Net earnings available
to common shareholders   $259,881   111,173   $2.34        $189,056    104,953  $1.80
                         ========= ========= =========    =========== ========= ----------

------------------------ --------- --------- --------- -- ----------- --------- ----------


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

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

RESULTS OF OPERATIONS

Quarter Ended November 30, 1997 Compared to Quarter Ended November 30, 1996

         Revenues for the quarter ended November 30, 1997 increased 33% to $375.1 million from $281.5 million for the quarter ended November 30, 1996. Net earnings increased 22% to $80.2 million for the quarter ended November 30, 1997 from $65.9 million for the quarter ended November 30, 1996. The increase in revenues and net earnings for the quarter ended November 30, 1997 compared to the quarter ended November 30, 1996 was primarily attributable to an increase in the size of the Company's servicing portfolio, a 53% increase in production with improved pricing margins on prime credit quality first mortgages and an increase in the income of the non-mortgage banking subsidiaries. These positive factors during the quarter ended November 30, 1997 were partially offset by an increase in amortization of the servicing asset and an increase in expenses.

         The total volume of loans produced increased 53% to $12.7 billion for the quarter ended November 30, 1997 from $8.3 billion for the quarter ended November 30, 1996. The increase in loan production was primarily due to generally lower interest rates that prevailed during the quarter ended November 30, 1997 compared to the quarter ended November 30, 1996, as well as to the continuing expansion of the Company's Consumer Markets and Wholesale divisions. Refinancings totaled $5.1 billion, or 40% of total fundings, for the quarter ended November 30, 1997, as compared to $2.2 billion, or 26% of total fundings, for the quarter ended November 30, 1996. Fixed-rate mortgage loan production totaled $9.9 billion, or 77% of total fundings, for the quarter ended November 30, 1997, as compared to $5.9 billion, or 71% of total fundings, for the quarter ended November 30, 1996.


Total loan volume in the Company's production divisions is summarized below.

-------------------------------------------- ---------------------------------------- -----

(Dollar amounts in millions)                 Three Months Ended November 30,
-------------------------------------------- ---------------------------------------- -----

                                                  1997                    1996
                                             ---------------         ----------------
    Consumer Markets Division                  $  3,498                 $ 1,787
    Wholesale Lending Division                    4,194                   2,096
    Correspondent Lending Division                5,041                   4,436
                                             ===============         ================
    Total Loan Volume                           $12,733                 $ 8,319
                                             ===============         ================

-------------------------------------------- --------------- ------- ---------------- -----

         The factors which affect the relative volume of production among the Company's three divisions include the price competitiveness of each division's product offerings, the level of mortgage lending activity in each division's market and the success of each division's sales and marketing efforts.

         Included in the Company's total volume of loans produced are $372 million of home equity loans funded in the quarter ended November 30, 1997 and $172 million funded in the quarter ended November 30, 1996. Sub-prime credit quality loan production, which is also included in the Company's total production volume, was $427 million for the quarter ended November 30, 1997 and $255 million for the quarter ended November 30, 1996.

         At November 30, 1997 and 1996, the Company's pipeline of loans in process was $7.9 billion and $4.7 billion, respectively. Historically, approximately 43% to 77% of the pipeline of loans in process has funded. In addition, at November 30, 1997, the Company had committed to make loans in the amount of $1.1 billion, subject to property identification and approval of the loans (the "LOCK `N SHOP(R) Pipeline"). At November 30, 1996, the LOCK `N SHOP(R) Pipeline was $1.7 billion. For the quarters ended November 30, 1997 and 1996, the Company received 180,702 and 117,821 new loan applications, respectively, at an average daily rate of $315 million and $195 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.

         Loan origination fees increased during the quarter ended November 30, 1997 as compared to the quarter ended November 30, 1996 due to higher loan production. The percentage increase in loan origination fees was more than the percentage increase in total production. This is primarily because production by the Consumer Markets and Wholesale Lending Divisions (which, due to their cost structures, charge higher origination fees per dollar loaned than the Correspondent Division) comprised 60% of the total fundings during the quarter ended November 30, 1997 compared to 47% during the quarter ended November 30, 1996. Gain on sale of loans improved during the quarter ended November 30, 1997, as compared to the quarter ended November 30, 1996 due in part to improved pricing margins on prime credit quality first mortgages. The sales of home equity loans contributed $17.8 million to the gain on sale of loans during the quarter ended November 30, 1997 and $12.0 during the quarter ended November 30, 1996. Sub-prime loans contributed $13.0 million and $23.1 million to the gain on sale of loans for the quarters ended November 30, 1997 and 1996, respectively. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate volatility and the general direction of interest rates.

         Net interest income (interest earned net of interest charges) increased to $9.6 million for the quarter ended November 30, 1997 from $8.1 million for the quarter ended November 30, 1996. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($21.4 million and $16.2 million for the quarters ended November 30, 1997 and 1996, respectively); (ii) interest expense related to the Company's investment in servicing rights ($56.2 million and $37.3 million for the quarters ended November 30, 1997 and 1996, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($41.9 million and $28.5 million for the quarters ended November 30, 1997 and 1996, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was primarily attributed to an increase in the average amount of mortgage loan warehouse due to higher production. The increase in interest expense related to the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in interest costs incurred on payoffs. The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances from the quarter ended November 30, 1996 to the quarter ended November 30, 1997.

         During the quarter ended November 30, 1997, loan servicing income was positively affected by the continued growth of the loan servicing portfolio. At November 30, 1997, the Company serviced $175.2 billion of loans (including $6.2 billion of loans subserviced for others) compared to $152.9 billion (including $3.1 billion of loans subserviced for others) at November 30, 1996, a 15% increase. The growth in the Company's servicing portfolio during the quarter ended November 30, 1997 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments and scheduled repayments of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio was 7.8% at both November 30, 1997 and 1996. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is countercyclical to loan production income.

         During the quarter ended November 30, 1997, the prepayment rate of the Company's servicing portfolio was 16%, as compared to 9% for the quarter ended November 30, 1996. In general, the prepayment rate is affected by the overall level of refinance activity, which in turn is driven primarily by the relative level of mortgage interest rates.

         The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. In addition, to mitigate the effect on earnings of higher amortization and impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). These financial instruments include call options on interest rate futures and MBS, interest rate floors, interest rate swaps (with the Company's maximum payment capped) ("Swap Caps"), interest rate swaps ("Swaps"), options on interest rate swaps ("Swaptions"), interest rate caps, principal-only ("P/O") swaps, certain tranches of collateralized mortgage obligations ("CMOs") and Callable Pass-through Certificates ("CPC").

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

         The CPC is an option with a mortgage-backed security as the underlying collateral. The option gives the holder the right to call the mortgage-backed security at par and receive the remaining cashflows from the particular pool. This option has a one year lockout, meaning it cannot be exercised until the end of the first year. After the lockout period, the option can be exercised at anytime. This option expires in 2025.

         The Servicing Hedge is designed to protect the value of the investment in mortgage servicing rights ("MSRs") from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of the hedge instruments declines. With respect to the options, Swaptions, floors, caps, CMOs and CPC, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. With respect to the Swap Caps contracts entered into by the Company as of November 30, 1997, the Company estimates that its maximum exposure to loss over the contractual term is $19.8 million. With respect to the Swap contracts entered into by the Company as of November 30, 1997, the Company estimates that its maximum exposure to loss over the contractual term is $169.0 million. The Company's exposure to loss in the P/O swaps is related to changes in the market value of the referenced P/O security over the life of the contract. In the quarter ended November 30, 1997, the Company recognized a net benefit of $161.5 million from its Servicing Hedge. The net benefit included unrealized net gains of $148.0 million and realized gains of $13.5 million from the premium amortization and sale of various financial instruments that comprise the Servicing Hedge. In the quarter ended November 30, 1996, the Company recognized a net benefit of $140.2 million from its Servicing Hedge. The net benefit included unrealized gains of $164.2 million and net realized losses of $24.0 million from the premium amortization and sale of various financial instruments that comprise the Servicing Hedge. There can be no assurance that the Servicing Hedge will generate gains in the future, or if gains are generated, that they will fully offset impairment of the MSRs.

     The Company recorded amortization and net impairment of its MSRs in the quarter ended November 30, 1997 totaling $243.7 million (consisting of normal amortization amounting to $76.8 million and impairment of $166.9 million), compared to $198.7 million of amortization and a net impairment (consisting of normal amortization amounting to $55.0 million and net impairment of $143.7 million) in the quarter ended November 30, 1996. The factors affecting the amount of amortization and impairment or recovery of the MSRs recorded in an accounting period include the level of prepayments during the period, the change in estimated future prepayments and the amount of Servicing Hedge gains or losses.

         During the quarter ended November 30, 1997, the Company acquired bulk servicing rights for loans with principal balances aggregating $215 million at a price of 1.17% of the aggregate outstanding principal balances of the servicing portfolios acquired. During the quarter ended November 30, 1996, the Company acquired bulk servicing rights for loans with principal balances aggregating $60 million at a price of 1.08% of the aggregate outstanding principal balances of the servicing portfolios acquired.


         Salaries and related expenses are summarized below for the quarters ended November 30, 1997 and 1996.

   -- --------------------------- -- -- --------- ------------------------------------------------- -- --- --- -----
      (Dollar     amounts     in                      Quarter Ended November 30, 1997
      thousands)
                                     -- --------- ------------------------------------------------- -- --- --- -----
   -- --------------------------- --
                                     Production           Loan        Corporate                     Other
                                     Activities      Administration  Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

      Base Salaries                    $35,462         $11,262        $17,853             $6,514          $71,091

      Incentive Bonus                   20,826             316          4,096              2,606           27,844

      Payroll Taxes and Benefits         5,373           2,138          3,440                572           11,523
                                     ------------    -------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                    $61,661         $13,716        $25,389             $9,692         $110,458
                                     ============    =============   =============    =============    -------------

      Average      Number     of         3,452           1,669           1,431               488            7,040
      Employees

   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------



   -- --------------------------- -- --- -------- ------------------------------------------------- ---- --- -- ----
      (Dollar     amounts     in                      Quarter Ended November 30, 1996
      thousands)
                                     --- -------- ------------------------------------------------- ---- --- -- ----
   -- --------------------------- --
                                     Production          Loan          Corporate         Other
                                     Activities     Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ - -------------- - ------------- -- ------------- -- -------------

      Base Salaries                    $23,050         $10,716        $13,994             $3,281          $51,041

      Incentive Bonus                    7,870             203          3,733              1,892           13,698

      Payroll Taxes and Benefits         3,220           1,833          1,302                454            6,809
                                     ------------   --------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                    $34,140         $12,752        $19,029             $5,627          $71,548
                                     ============   ==============   =============    =============    -------------

      Average      Number     of         2,325           1,593           1,155               250            5,323
      Employees

   -- --------------------------- -- ------------ - -------------- - ------------- -- ------------- -- -------------

         The amount of salaries increased during the quarter ended November 30, 1997 from the quarter ended November 30, 1996 reflecting the Company's strategy of expanding and enhancing its Consumer Markets and Wholesale branch networks, including new retail sub-prime branches. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries also contributed to the increase. Incentive bonuses earned during the quarter ended November 30, 1997 increased primarily due to higher production and a change in production mix.

         Occupancy and other office expenses for the quarter ended November 30, 1997 increased to $49.2 million from $33.0 million for the quarter ended November 30, 1996, reflecting the Company's goal of expanding its Consumer
Markets and Wholesale branch networks, including the new retail sub-prime branches. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking activities contributed to the increase.

         Guarantee fees represent fees paid to guarantee timely and full payment of principal and interest on MBS and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio. For the quarter ended November 30, 1997, guarantee fees increased 7% to $43.5 million from $40.6 million for the quarter ended November 30, 1996. The factors which affect the amount of guarantee fees in a period include the size of the servicing portfolio, the mix of permanent investors and the terms negotiated at the time of loan sales.

         Marketing expenses for the quarter ended November 30, 1997 increased 26% to $9.7 million from $7.7 million for the quarter ended November 30, 1996, reflecting the Company's continued implementation of a marketing plan to increase brand awareness of the Company in the residential mortgage market.

         Other operating expenses for the quarter ended November 30, 1997 increased from the quarter ended November 30, 1996 by $10.4 million, or 51%. This increase was due primarily to higher loan production, a larger servicing portfolio, increased reserves for bad debts, increased systems development and growth in the Company's non-mortgage banking subsidiaries.

Profitability of Loan Production and Servicing Activities

    In the quarter ended November 30, 1997, the Company's pre-tax income from its loan production activities (which include loan origination and purchases, warehousing and sales) was $62.9 million. In the quarter ended November 30, 1996, the Company's comparable pre-tax income was $36.7 million. The increase of $26.2 million was primarily attributable to increased loan production, positive trends in the production mix and in the pricing margins on prime credit quality first mortgages. These positive results were partially offset by higher production and overhead costs. In the quarter ended November 30, 1997, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent, marketing foreclosed properties and acting as a reinsurer) was $58.4 million as compared to $64.3 million in the quarter ended November 30, 1996. The decrease of $5.9 million from November 30, 1996 to November 30, 1997 was due primarily to increased amortization and increased interest expense resulting from a higher cost basis in the MSRs and an increase in interest expense incurred on payoffs. This was partially offset by an increase in servicing fees and miscellaneous revenue.

Profitability of Other Activities

         In addition to loan production and loan servicing, the Company offers ancillary products and services related to its mortgage banking activities. These include title insurance and escrow services, home appraisals, credit cards, securities brokerage and servicing rights brokerage. For the quarter ended November 30, 1997, these activities contributed $10.2 million to the Company's pre-tax income compared to $7.1 million for the quarter ended November 30, 1996.

RESULTS OF OPERATIONS

Nine Months Ended November 30, 1997 Compared to Nine Months Ended
November 30, 1996

         Revenues from ongoing operations for the nine months ended November 30, 1997 increased 35% to $1.1 billion from $815.6 million for the nine months ended November 30, 1996. Net earnings from ongoing operations increased 19% to $224.9 million for the nine months ended November 30, 1997 from $189.1 million for the nine months ended November 30, 1996. Both revenues and net earnings from ongoing operations for the nine months ended November 30, 1997 exclude a nonrecurring pre-tax gain of $57.4 million on the sale of a subsidiary. The increase in revenues and net earnings from ongoing operations for the nine months ended November 30, 1997 compared to the nine months ended November 30, 1996 was primarily attributable to an increase in the size of the Company's servicing portfolio, a 53% increase in production with improved pricing margins on prime credit quality first mortgages and greater sales of higher-margin home equity loans. These positive factors were partially offset by an increase in amortization of the servicing asset and increased expenses in the nine months ended November 30, 1997 from the nine months ended November 30, 1996 which is mainly attributable to the ongoing branch expansion effort, which has resulted in 55 Consumer Markets, 18 Wholesale and 20 sub-prime retail branches being opened over the last twelve months.

         The total volume of loans produced increased 15% to $32.7 billion for the nine months ended November 30, 1997 from $28.5 billion for the nine months ended November 30, 1996. Refinancings totaled $10.9 billion, or 33% of total fundings, for the nine months ended November 30, 1997, as compared to $8.9 billion, or 31% of total fundings, for the nine months ended November 30, 1996. Fixed-rate loan production totaled $23.6 billion, or 72% of total fundings, for the nine months ended November 30, 1997, as compared to $21.4 billion, or 75% of total fundings, for the nine months ended November 30, 1996.

         Included in the Company's total volume of loans produced are $1.0 billion of home equity loans funded in the nine months ended November 30, 1997 and $405 million funded in the nine months ended November 30, 1996. Sub-prime credit quality loan production, which is also included in the Company's total production volume, was $1.1 billion for the nine months ended November 30, 1997 and $634 million for the nine months ended November 30, 1996.

         For the nine months ended November 30, 1997 and 1996, the Company received 474,664 and 378,383 new loan applications, respectively, at an average daily rate of $263 million and $208 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.


Total loan volume in the Company's production divisions is summarized below.

-------------------------------------------- --------------------------------------- --------

(Dollar amounts in millions)                     Nine Months Ended November 30,
-------------------------------------------- ---------------------------------------

                                                 1997                    1996
                                             -------------          ----------------
    Consumer Markets Division                  $  8,870               $  6,017
    Wholesale Lending Division                   10,024                  6,020
    Correspondent Lending Division               13,760                 16,454
                                             =============          ================
    Total Loan Volume                           $32,654                $28,491
                                             =============          ================

-------------------------------------------- ------------- -------- ---------------- --------

         Loan origination fees increased during the nine months ended November 30, 1997 as compared to the nine months ended November 30, 1996 due to higher production. The percentage increase in loan origination fees was more than the increase in production. This was primarily because production by the Consumer Markets Division and the Wholesale Lending Division (which, due to their cost structures, charge higher origination fees per dollar loaned than the Correspondent Division) comprised a greater percentage of total production in the nine months ended November 30, 1997 than in the nine months ended November 30, 1996 as a result of the continuing expansion of these divisions coupled with an initiation to improve margins in the Correspondent Lending Division. Gain on sale of loans improved during the nine months ended November 30, 1997 as compared to the nine months ended November 30, 1996 primarily due to greater sales of higher margin home equity loans and improved pricing margins on prime credit quality first mortgages.

         Net interest income (interest earned net of interest charges) decreased to $13.7 million for the nine months ended November 30, 1997 from $29.7 million for the nine months ended November 30, 1996. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($53.4 million and $47.8 million for the nine months ended November 30, 1997 and 1996, respectively); (ii) interest expense related to the Company's investment in servicing rights ($152.4 million and $108.0 million for the nine months ended November 30, 1997 and 1996, respectively) and
(iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($106.0 million and $87.8 million for the nine months ended November 30, 1997 and 1996, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in interest costs incurred on payoffs. The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances (caused by growth of the servicing portfolio) combined with an increase in the earnings rate from the nine months ended November 30, 1996 to the nine months ended November 30, 1997.

         During the nine months ended November 30, 1997, loan servicing income was positively affected by the continued growth of the loan servicing portfolio. The growth in the Company's servicing portfolio during the nine months ended November 30, 1997 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments, and scheduled amortization of mortgage loans.

     The prepayment rate of the Company's servicing portfolio was 13% and 11% for the nine month periods ended November 30, 1997 and November 30, 1996, respectively.

         During the nine months ended November 30, 1997, the Company recognized a net benefit of $150.2 million from its Servicing Hedge. The net benefit included an unrealized gain of $139.2 million and a net realized gain of $11.0 million from the amortization and sale of various financial instruments that comprise the Servicing Hedge. During the nine months ended November 30, 1996, the Company recognized a net benefit of $22.0 million from its Servicing Hedge. The net benefit included an unrealized gain of $75.8 million and a net realized loss of $53.8 million from the amortization and sale of various financial instruments that comprise the Servicing Hedge.

         The Company recorded amortization and net impairment of its MSRs in the nine months ended November 30, 1997 totaling $375.1 million (consisting of normal amortization amounting to $213.8 million and net impairment of $161.3 million), compared to amortization and net impairment of its MSRs of $185.1 million (consisting of normal amortization amounting to $158.8 million and net impairment of $26.3 million) in the nine months ended November 30, 1996.

         During the nine months ended November 30, 1997, the Company acquired bulk servicing rights for loans with principal balances aggregating $574 million at a price of approximately 1.16% of the aggregate outstanding principal balance of the servicing portfolios acquired. During the nine months ended November 30, 1996, the Company acquired bulk servicing rights for loans with principal balances aggregating $1.2 billion at a price of approximately 1.69% of the aggregate outstanding principal balance of the servicing portfolios acquired.


Salaries  and related  expenses are  summarized  below for the nine months ended
November 30, 1997 and 1996.

   -- --------------------------- -- -- --------- ------------------------------------------------- -- --- --- -----
      (Dollar     amounts     in                    Nine Months Ended November 30, 1997
      thousands)
                                     -- --------- ------------------------------------------------- -- --- --- -----
   -- --------------------------- --
                                     Production           Loan        Corporate                     Other
                                     Activities      Administration  Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

      Base Salaries                    $95,626         $32,936        $51,079            $17,417         $197,058

      Incentive Bonus                   51,199             901         12,541              7,576           72,217

      Payroll Taxes and Benefits        15,279           6,220          6,645              1,624           29,768
                                     ------------    -------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                   $162,104         $40,057        $70,265            $26,617         $299,043
                                     ============    =============   =============    =============    -------------

      Average      Number     of         3,132           1,637           1,364               434            6,567
      Employees

   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------


   -- --------------------------- -- -- --------- ------------------------------------------------- -- --- --- -----
      (Dollar     amounts     in                    Nine Months Ended November 30, 1996
      thousands)
                                     -- --------- ------------------------------------------------- -- --- --- -----
   -- --------------------------- --
                                     Production           Loan        Corporate                     Other
                                     Activities      Administration  Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

      Base Salaries                  $  66,202         $30,617        $39,436           $  9,437         $145,692

      Incentive Bonus                   24,884             545         10,994              4,681           41,104

      Payroll Taxes and Benefits        10,436           5,455          4,602              1,248           21,741
                                     ------------    -------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                   $101,522         $36,617        $55,032            $15,366         $208,537
                                     ============    =============   =============    =============    -------------

      Average      Number     of         2,225           1,524           1,083               247            5,079
      Employees

   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

         The amount of salaries increased during the nine months ended November 30, 1997 from the nine months ended November 30, 1996 primarily due to an increased number of employees resulting from expansion of the Consumer Markets and Wholesale division branch networks, a larger servicing portfolio and growth in the Company's non-mortgage banking activities. The increase in incentive bonuses was due primarily to the increased Consumer Markets and Wholesale divisions' production.

         Occupancy and other office expenses for the nine months ended November 30, 1997 increased to $128.7 million from $94.3 million for the nine months ended November 30, 1996, reflecting the Company's goal of expanding its Consumer Markets and Wholesale branch networks. In addition, higher loan production, a larger servicing portfolio and growth in the Company's non-mortgage banking activities also contributed to the increase.

         Guarantee fees for the nine months ended November 30, 1997 increased 10% to $128.9 million from $117.5 million for the nine months ended November 30, 1996. This increase resulted from an increase in the servicing portfolio, changes in the mix of permanent investors and terms negotiated at the time of loan sales.

         Marketing expenses for the nine months ended November 30, 1997 increased 18% to $30.4 million from $25.7 million for the nine months ended November 30, 1996, reflecting the Company's continued implementation of a marketing plan to increase brand awareness of the Company in the residential mortgage market.

         Other operating expenses for the nine months ended November 30, 1997 increased from the nine months ended November 30, 1996 by $26.3 million, or 44%. This increase was due primarily to higher loan production, a larger servicing portfolio, increased reserves for bad debts and increased systems development in the nine months ended November 30, 1997 as compared to the nine months ended November 30, 1996.

Profitability of Loan Production and Servicing Activities

         In the nine months ended November 30, 1997, the Company's pre-tax income from its loan production activities (which include loan origination and purchases, warehousing and sales) was $158.1 million. In the nine months ended November 30, 1996, the Company's comparable pre-tax income was $101.4 million. The increase of $56.7 million was primarily attributable to a larger gain on sale of loans resulting from the sale of higher margin home equity loans and improved pricing margins on prime credit quality first mortgages. These positive results were partially offset by higher production costs. In the nine months ended November 30, 1997, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent, marketing foreclosed properties and acting as a reinsurer) was $178.7 million as compared to $190.7 million in the nine months ended November 30, 1996. The decrease of $12.0 million was principally due to increased amortization resulting from a higher cost basis in the MSRs and an increase in interest expense incurred on payoffs. This was partially offset by an increase in servicing fees and miscellaneous revenues.

Profitability of Other Activities

         Other ancillary products and services, excluding the sale of a subsidiary, contributed $31.8 million to the Company's pre-tax income in the nine months ended November 30, 1997, compared to $17.8 million during the nine months ended November 30, 1996. This increase to pre-tax income primarily resulted from improved performance of the title insurance, escrow and Capital Markets businesses.

    During the nine months ended November 30, 1997, Countrywide Asset Management Corporation, a subsidiary of the Company, was sold to INMC Mortgage Holdings, Inc., (INMC) a publicly traded real estate investment trust for 3.44 million shares of INMC stock. The impact of this sale on earnings was a $57.4 million pre-tax gain.

INFLATION

         Inflation affects the Company in the areas of loan production and servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates increase, loan production, particularly from loan refinancings, decreases, although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by an improving economy or the anticipation of increasing real estate values. In such periods of reduced loan production, production margins may decline due to increased competition resulting from over capacity in the market. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down thereby extending the average life of the Company's servicing portfolio and reducing both amortization and impairment of the MSRs and interest costs incurred on payoffs, and because the rate of interest earned from the custodial balances tends to increase. Conversely, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings primarily due to increased amortization and impairment of the MSRs, a decreased rate of interest earned from the custodial balances and increased interest costs incurred on payoffs. The effects of changing interest rates on servicing-related earnings are reduced by performance of the Servicing Hedge, which is designed to mitigate the impact on earnings of higher amortization and impairment that may result from declining interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently utilizes commercial paper supported by the revolving credit facility, medium-term notes, MBS repurchase agreements, unsecured subordinated notes payable, an optional cash purchase feature in the dividend reinvestment plan, redeemable capital securities of subsidiary trust and cash flow from operations. In the past, the Company has utilized whole loan repurchase agreements, pre-sale funding facilities, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from the revolving credit facility and public offerings of preferred stock.

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

Cash Flows

         Operating Activities In the nine months ended November 30, 1997, the Company's operating activities used cash of approximately $2.1 billion primarily to increase its mortgage loans and MBS held for sale. These are generally financed with short-term borrowings as discussed under "Financing Activities."

         Investing Activities The primary investing activity for which cash was used during the nine months ended November 30, 1997 was the investment in servicing. Net cash used by investing activities was $0.8 billion and $0.7 billion for the nine months ended November 30, 1997 and November 30, 1996, respectively.

         Financing Activities Net cash provided by financing activities amounted to $2.9 billion and $11.0 million for the nine months ended November 30, 1997 and November 30, 1996, respectively. The increase in cash flow from financing activities was primarily the result of an increase in net short-term borrowings used to finance the increase in mortgage loans and MBS held for sale as discussed under "Operating Activities".

YEAR 2000 COMPLIANCE

         The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

PROSPECTIVE TRENDS

Applications and Pipeline of Loans in Process

         For the month ended December 31, 1997, the Company received new loan applications at an average daily rate of $303 million compared to a daily application rate for the month ended December 31, 1996 of $229 million. The Company's pipeline of loans in process was $7.6 billion and $4.5 billion at December 31, 1997 and 1996, respectively. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's Lock `N Shop Pipeline(R) at December 31, 1997 was $769.1 million and at December 31, 1996 was $1.1 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the extent of price competition in the market, the direction of interest rates, seasonal factors and general economic conditions.

Market Factors

         Mortgage interest rates were generally lower during the quarter ended November 30, 1997 compared to the quarter ended November 30, 1996. Loan production increased 53% from the quarter ended November 30, 1996 to the quarter ended November 30, 1997. The Company benefited from a relatively strong home purchase market during the quarter ended November 30, 1997. In addition, sub-prime and home equity loan fundings, which are generally less sensitive to interest rate fluctuations than prime credit quality first mortgages, also increased from the quarter ended November 30, 1996.

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

         Some regions in which the Company operates, particularly some regions of California, had been experiencing slower economic growth, and real estate financing activity in these regions had been negatively impacted. The Company's California mortgage loan production (measured by principal balance) constituted 26% of its total production during the nine months ended November 30, 1997, up slightly from 25% for the nine months ended November 30, 1996. The Company is continuing its efforts to expand its production capacity outside of California. To the extent that any geographic region's mortgage loan production constitutes a significant portion of the Company's production, there can be no assurance that the Company's operations will not be adversely affected if that region experiences slow or negative economic growth resulting in decreased residential real estate lending activity or market factors further impact the Company's competitive position in the state.

         The delinquency rate in the Company-owned servicing portfolio increased to 4.29% at November 30, 1997 from 3.23% at November 30, 1996. The Company believes that this increase was primarily the result of portfolio mix changes and aging. The proportion of government and high loan-to-value conventional loans, which tend to experience higher delinquency rates than low loan-to-value conventional loans, has increased from 48% of the portfolio at November 30, 1996 to 49% at November 30, 1997. In addition, the weighted average age of the portfolio was 30 months at November 30, 1997, up from 27 months at November 30, 1996. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. However, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

         The percentage of loans in the Company's owned servicing portfolio that are in foreclosure is 0.62% at November 30, 1997 and 1996. Generally, the Company is not exposed to credit risk. Because the Company services substantially all prime credit quality loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. The Company retains credit risk on the home equity and sub-prime loans it sells in the form of pools backing securities. As such, through retention of a subordinated interest in the trust, the Company bears primary responsibility for credit losses on the loans. At November 30, 1997, the Company had investments in such subordinated interests amounting to $181 million, which represents the maximum exposure to credit losses on the securitized home equity and sub-prime loans. While the Company generally does not retain credit risk with respect to the prime credit quality mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of the representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company. Similarly, government loans serviced by the Company (29% of the Company's servicing portfolio at November 30, 1997) are insured by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Administration. The Company is exposed to credit losses to the extent that the partial guarantee provided by the Department of Veterans Administration is inadequate to cover the total credit losses incurred.

         The Company's bad debt expense is primarily driven by the exposures associated with foreclosure activity. Bad debt expense is included with other operating expenses and amounted to $24.9 million for the nine months ended November 30, 1997 and $17.2 million for the nine months ended November 30, 1996.

Servicing Hedge

    As previously discussed, the Company's Servicing Hedge is designed to protect the value of its investment in mortgage servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. In periods of increasing interest rates, the value of the Servicing Hedge generally declines and the value of MSRs generally increases. There can be no assurance that, in periods of increasing interest rates, the increase in value of the MSRs will offset the amount of Servicing Hedge expense; or in periods of declining interest rates, that the Company's Servicing Hedge will generate gains or if gains are generated, that they will fully offset impairment of the MSRs.

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


The following table presents basic and diluted EPS for the three months and nine months ended November 30, 1997 and 1996, computed under the provisions of SFAS
No. 128.

------------------------ -- -- ----- ------------------------------------ -- ----- ----
                                              Three Months Ended November 30,
                         -- -- ----- ------------------------------------ -- ----- ----
                                     1997                             1996
                         --------- --------- ---------   ---------- --------- ---------
(Dollar amounts in                           Per-Share                        Per-Share
thousands, except per    Net                  Amount     Net                   Amount
share data)              Earnings   Shares               Earnings    Shares
------------------------ --------- --------- ---------   ---------  --------- ---------

Net earnings              $80,183                        $65,935
                         =========                      ==========

Basic EPS
Net earnings available
to common shareholders    $80,183    107,052  $0.75       $65,935    103,135    $0.64


Effect of dilutive
stock options               -          4,918                  -        3,207
                         --------- ---------             ---------- ---------

Diluted EPS
Net earnings available
to common shareholders    $80,183    112,490  $0.71       $65,935    106,342    $0.62
                         ========= ========= =========   ========== ========= ---------

------------------------ --------- --------- --------- - ---------- --------- ---------


------------------------ -- -- ----- ------------------------------------ -- ----- ----
                                      Nine Months Ended November 30,
                         -- -- ----- ------------------------------------ -- ----- ----
                                     1997                             1996
                         --------- --------- ---------   ---------- --------- ---------
(Dollar amounts in                           Per-Share                        Per-Share
thousands, except per    Net                  Amount     Net                   Amount
share data)              Earnings   Shares               Earnings    Shares
------------------------ --------- --------- ---------   ---------  --------- ---------

Net earnings              $259,881                        $189,056
                          =========                       ==========

Basic EPS
Net earnings available
to common shareholders    $259,881   107,111  $2.43       $189,056   102,666    $1.84


Effect of dilutive
stock options                -         4,062                  -        2,287
                          --------- ---------             ---------- ---------

Diluted EPS
Net earnings available
to common shareholders    $259,881   111,173  $2.34       $189,056   104,953    $1.80
                         ========= ========= =========   ========== ========= ---------

------------------------ --------- --------- --------- - ---------- --------- ---------


                                     Page 24

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

10.11.1  First Amendment to the 1987 Stock Option Plan as Amended and Restated.

10.11.2  Second Amendment to the 1987 Stock Option Plan as Amended and Restated.

10.11.3  Third Amendment to the 1987 Stock Option Plan as Amended and Restated.

10.20.6  Sixth Amendment to the 1991 Stock Option Plan.

10.20.7  Seventh Amendment to the 1991 Stock Option Plan.

10.21.1  First Amendment to the 1992 Stock Option Plan.

10.21.2  Second Amendment to the 1992 Stock Option Plan.

10.22.2  Second Amendment to the Amended and Restated 1993 Stock Option Plan.

11.1     Statement Regarding Computation of Per Share Earnings.

12.1     Computation of the Ratio of Earnings to Fixed Charges.

27 Financial Data Schedules (included only with the electronic filing with the SEC).


(b)   Reports on Form 8-K.  None

                                             Page 25
                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                          (Registrant)






DATE:     January 14, 1998
                                          --------------------------------------
                                                 Stanford L. Kurland
                                               Senior Managing Director and
                                                 Chief Operating Officer




DATE:     January 14, 1998
                                          --------------------------------------
                                                    Carlos M. Garcia
                                              Managing Director; Chief Financial
                                            Officer and Chief Accounting Officer
                                               (Principal Financial Officer and
                                                   Principal Accounting Officer)

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

                                  EXHIBIT INDEX





Exhibit Number                      Document Description
10.11.1  First Amendment to the 1987 Stock Option Plan as Amended and Restated.

10.11.2  Second Amendment to the 1987 Stock Option Plan as Amended and Restated.

10.11.3  Third Amendment to the 1987 Stock Option Plan as Amended and Restated.

10.20.6  Sixth Amendment to the 1991 Stock Option Plan.

10.20.7  Seventh Amendment to the 1991 Stock Option Plan.

10.21.1  First Amendment to the 1992 Stock Option Plan.

10.21.2  Second Amendment to the 1992 Stock Option Plan.

10.22.2  Second Amendment to the Amended and Restated 1993 Stock Option Plan.

11.1     Statement Regarding Computation of Per Share Earnings.

12.1     Computation of the Ratio of Earnings to Fixed Charges.

27 Financial Data Schedules (included only with the electronic filing with the SEC).