Form 10-K
period 1998-02-28
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1998-05-29
CIK 25191

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 28, 1998

                                       OR
[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 NO FEE REQUIRED

For the transition period from              to

Commission file number:   1-8422

                       COUNTRYWIDE CREDIT INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                     13 - 2641992
(State of other jurisdiction               (I.R.S. Employer Identification No.)
     of incorporation)

 4500 Park Granada, Calabasas, CA                          91302
 (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (818) 225-3000

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 1, 1998, there were 110,150,548 shares of Countrywide Credit Industries, Inc. Common Stock, $.05 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $5,124,908,000. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.
                       DOCUMENTS INCORPORATED BY REFERENCE

           Proxy Statement for the 1998 Annual Meeting




                                                                PART I

ITEM 1.          BUSINESS

A.   General

    Founded in 1969, Countrywide Credit Industries, Inc. (the "Company" or "CCI") is a holding company which, through its principal subsidiary, Countrywide Home Loans, Inc. ("CHL"), is engaged primarily in the mortgage banking business, and as such originates, purchases, sells and services mortgage loans. The Company's mortgage loans are principally prime credit quality first-lien mortgage loans secured by single- (one-to-four) family residences ("prime credit quality first mortgages"). The Company also offers home equity loans both in conjunction with newly produced prime credit quality first mortgages and as a separate product. In addition, the Company offers sub-prime credit quality first-lien single-family mortgage loans ("sub-prime loans").

    The Company, through its other wholly-owned subsidiaries, offers products and services complementary to its mortgage banking business. See "Business-Other Operations." Unless the context otherwise requires, references to the "Company" herein shall be deemed to refer to the Company and its consolidated subsidiaries.

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Annual Report on Form 10-K may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "should" and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors, among others, could cause future results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and the cost of funds; (4) federal and state regulation of the Company's mortgage banking operations; and (5) competition within the mortgage banking industry.

B.   Mortgage Banking Operations

    The principal sources of revenue from the Company's mortgage banking business are: (i) loan origination fees; (ii) gains from the sale of loans, if any; (iii) interest earned on mortgage loans during the period that they are held by the Company pending sale, net of interest paid on funds borrowed to finance such mortgage loans; (iv) loan servicing fees; and (v) interest benefit derived from the custodial balances associated with the Company's servicing portfolio.

Loan  Production

    The Company originates and purchases conventional mortgage loans, mortgage loans insured by the Federal Housing Administration ("FHA"), mortgage loans partially guaranteed by the Department of Veterans Affairs ("VA"), home equity loans and sub-prime loans. A majority of the conventional loans are conforming loans which qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The remainder of the conventional loans are non-conforming loans (i.e., jumbo loans with an original balance in excess of $227,150 or other loans that do not meet Fannie Mae or Freddie Mac guidelines). As part of its mortgage banking activities, the Company makes conventional loans generally with original balances of up to $1 million.





    The following table sets forth the number and dollar amount of the Company's prime credit quality first mortgage, home equity and sub-prime loan production for the periods indicated.

   ----------------------------- ----------- -----------------------------------------------------------------------
                                             Summary of the Company's Prime Mortgage,
   (Dollar amounts in millions,                             Home Equity and Sub-prime Loan Production
   except average loan amount)                                    Year Ended February 28(29),
                                 ----------- -----------------------------------------------------------------------
   ----------------------------- ----
                                          1998             1997             1996              1995            1994
   ----------------------------- ---- ------------- -- ------------- --- ----------- -- ------------ -- ------------
   Conventional Loans
     Number of Loans                       231,595          190,250         191,534         175,823         315,699
     Volume of Loans                     $29,887.5        $22,676.2       $21,883.4       $20,958.7       $46,473.4
     Percent of Total Volume                 61.3%            60.0%           63.3%           75.2%           88.6%
   FHA/VA Loans
     Number of Loans                       162,360          143,587         125,127          72,365          67,154
     Volume of Loans                     $15,869.8        $13,657.1       $12,259.3        $6,808.3        $5,985.5
     Percent of Total Volume                 32.5%            36.1%           35.5%           24.4%           11.4%
   Home Equity Loans
     Number of Loans                        45,052           20,053           7,986           2,147               -
     Volume of Loans                      $1,462.5           $613.2          $220.8           $99.2               -
     Percent of Total Volume                  3.0%             1.6%            0.6%            0.4%               -
   Sub-prime Loans
     Number of Loans                        16,360            9,161           1,941               -               -
     Volume of Loans                      $1,551.9           $864.3          $220.2               -               -
     Percent of Total Volume                  3.2%             2.3%            0.6%               -               -
   Total Loans
     Number of Loans                       455,367          363,051         326,588         250,335         382,853
     Volume of Loans                     $48,771.7        $37,810.8       $34,583.7       $27,866.2       $52,458.9
     Average Loan Amount                  $107,000         $104,000        $106,000        $111,000        $137,000

   ----------------------------- ---- ------------- -- ------------- --- ----------- -- ------------ -- ------------

    The increase in the number and dollar amount of conventional loans produced in the year ended February 28, 1998 ("Fiscal 1998") from those produced in the years ended February 28 (29), 1997 ("Fiscal 1997") and 1996 ("Fiscal 1996") was primarily due to generally lower interest rates that prevailed during most of the year and the expansion of the Company's consumer markets and wholesale branch networks. The increase in the number and dollar amount of FHA and VA loans produced in the year ended February 28, 1998 from those produced in the years ended February 28(29), 1997 and 1996 was attributable in part to increased mortgage market activity. Production of the Company's home equity and sub-prime products also increased from those produced in the years ended February 28 (29), 1997 and 1996. This increase was attributable primarily to the Company's efforts to grow its production of these products due to the high returns they generate and growth opportunities that exist in the market.

    For the years ended February 28(29), 1998, 1997 and 1996, jumbo loans represented 20%, 12% and 6%, respectively, of the Company's total volume of mortgage loans produced. For the years ended February 28(29), 1998, 1997 and 1996, adjustable-rate mortgage loans ("ARMs") comprised approximately 23%, 26% and 22%, respectively, of the Company's total volume of mortgage loans produced. The decrease in the Company's percentage of ARM production from Fiscal 1997 to Fiscal 1998 was primarily caused by the lower interest rate environment that prevailed through most of Fiscal 1998 compared to Fiscal 1997. For the years ended February 28(29), 1998, 1997 and 1996, refinancing activity represented 41%, 33% and 34%, respectively, of the Company's total volume of mortgage loans produced. The increase in the percentage of refinance loans for the current year is indicative of the lower interest rate environment experienced during Fiscal 1998.

    The Company produces mortgage loans through three separate divisions of Countrywide Home Loans and another subsidiary, Full Spectrum Lending, Inc. (the "Divisions"). The Company maintains a staff of central office quality control personnel that performs audits of the loan production of the Divisions on a regular basis. In addition, the Divisions have implemented various procedures to control the quality of loans produced, as described below. The Company believes that its use of technology, benefits derived from economies of scale and a noncommissioned sales force allow it to produce loans at a low cost relative to its competition.

   Consumer Markets Division

    The Company's Consumer Markets Division (the "Consumer Markets Division") originates prime credit quality first mortgage, home equity and sub-prime loans using direct contact with consumers through its nationwide network of retail branch offices, its telemarketing systems and its site on the World Wide Web. As of February 28, 1998, the Company had 328 Consumer Markets Division branch offices, two satellite offices and two processing support centers located in 44 states and the District of Columbia. The Consumer Markets Division's branch offices are each staffed typically by five employees and connected to the Company's central office by a computer network. In addition, the Company operates three telemarketing centers which solicit potential borrowers and receive telephone calls placed by potential borrowers primarily in response to print or broadcast advertising. The loan counselors employed in the telemarketing centers provide information and accept loan pre-applications, which are then forwarded to either a branch office or a regional processing support center for processing and funding. Business is also solicited through advertising, participation of branch management in local real estate related business functions and extensive use of direct mailings to borrowers, real estate brokers and builders. Consumer Markets Division personnel are not paid a commission on sales; however, they are paid a bonus based on various factors, including branch profitability. The Company believes that this approach allows it to originate high-quality loans at a comparatively low cost. The Consumer Markets Division uses continuous quality control audits of loans originated within each branch by branch management and quality control personnel to monitor compliance with the Company's underwriting criteria.

    The following table sets forth the number and dollar amount of the Consumer Markets Division's prime credit quality first mortgage, home equity and sub-prime loan production for the periods indicated.

   ----------------------------- ---------- ------------------------------------------------------------------------
                                                  Summary of the Consumer Markets Division's Prime Mortgage,
   (Dollar amounts in millions,                            Home Equity and Sub-prime Loan Production
   except average loan amount)                                    Year Ended February 28(29),
   ----------------------------- -- ------------- --- ------------ -- ------------ --- ------------ -- -------------
                                            1998             1997            1996             1995             1994
   ----------------------------- -- ------------- --- ------------ -- ------------ --- ------------ -- -------------
   Conventional Loans
     Number of Loans                      67,850           43,261          47,260           48,772           73,249
     Volume of Loans                    $8,377.7         $5,145.3        $5,271.8         $5,442.2         $9,264.8
     Percent of Total Volume               62.8%            63.7%           70.7%            77.0%            80.2%
   FHA/VA Loans
     Number of Loans                      43,238           27,746          22,829           19,060           26,418
     Volume of Loans                    $4,114.0         $2,514.3        $2,025.4         $1,612.1         $2,282.3
     Percent of Total Volume               30.8%            31.2%           27.1%            22.8%            19.8%
   Home Equity Loans
     Number of Loans                      27,198           14,028           6,000              297                -
     Volume of Loans                      $784.3           $384.7          $160.9            $11.4                -
     Percent of Total Volume                5.9%             4.8%            2.2%             0.2%                -
   Sub-prime Loans
     Number of Loans                         737              303               -                -                -
     Volume of Loans                       $62.5            $27.0               -                -                -
     Percent of Total Volume                0.5%             0.3%               -                -                -
   Total Loans
     Number of Loans                     139,023           85,338          76,089           68,129           99,667
     Volume of Loans                   $13,338.5         $8,071.3        $7,458.1         $7,065.7        $11,547.1
     Average Loan Amount                 $96,000          $95,000         $98,000         $104,000         $116,000

   ----------------------------- -- ------------- --- ------------ -- ------------ --- ------------ -- -------------




Wholesale Division

    The Company's Wholesale Division (the "Wholesale Division"), produces prime credit quality first mortgage, home equity and sub-prime loans through mortgage loan brokers and other financial intermediaries. As of February 28, 1998, the Wholesale Division operated 75 loan centers and 14 regional support centers in various parts of the United States. Prime credit quality first mortgage loans produced by the Wholesale Division comply with the Company's general underwriting criteria for loans originated through the Consumer Markets Division, and each such loan is approved by one of the Company's loan underwriters. Sub-prime loans are underwritten centrally by a specialized underwriting group and comply with the Company's underwriting criteria for such loans. In addition, quality control personnel review loans for compliance with the Company's underwriting criteria. Approximately 13,900 mortgage brokers qualify to participate in the Wholesale Division's loan delivery program. Mortgage loan brokers qualify to participate in the Wholesale Division's program only after a review by the Company's management of their reputation and mortgage lending expertise, including a review of their references and financial statements.

    The following table sets forth the number and dollar amount of the Wholesale Division's prime credit quality first mortgage, home equity and sub-prime loan production for the periods indicated.

   ----------------------------- ----------- --------------------------------------------------------------------
                                                     Summary of the Wholesale Division's Prime Mortgage,
   (Dollar amounts in millions,                           Home Equity and Sub-prime Loan Production
   except average loan amount)                                   Year Ended February 28(29),
   ----------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------
                                            1998             1997            1996            1995           1994
   ----------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------
   Conventional Loans
     Number of Loans                      87,391           50,570          59,670          65,713        130,937
     Volume of Loans                   $11,860.9         $6,187.8        $6,766.9        $7,790.0      $21,271.0
     Percent of Total Volume               75.4%            73.4%           84.0%           91.6%          98.9%
   FHA/VA Loans
     Number of Loans                      23,641           12,505          10,448           6,239          2,700
     Volume of Loans                    $2,362.3         $1,190.0        $1,016.2          $626.3         $244.4
     Percent of Total Volume               15.0%            14.1%           12.6%            7.4%           1.1%
   Home Equity Loans
     Number of Loans                      11,073            6,017           1,937           1,836              -
     Volume of Loans                      $419.4           $227.7           $57.5           $86.9              -
     Percent of Total Volume                2.7%             2.7%            0.7%            1.0%              -
   Sub-prime Loans
     Number of Loans                      11,721            8,568           1,941               -              -
     Volume of Loans                    $1,088.1           $823.9          $220.2               -              -
     Percent of Total Volume                6.9%             9.8%            2.7%               -              -
   Total Loans
     Number of Loans                     133,826           77,660          73,996          73,788        133,637
     Volume of Loans                   $15,730.7         $8,429.4        $8,060.8        $8,503.2      $21,515.4
     Average Loan Amount                $118,000         $109,000        $109,000        $115,000       $161,000

   ----------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------

   Correspondent Division

    Through its network of correspondent offices (the "Correspondent Division"), the Company purchases loans from other mortgage bankers, commercial banks, savings and loan associations, credit unions and other financial intermediaries ("correspondents"). The Company's correspondent offices are located in Pasadena, California; Dallas, Texas and Pittsburgh, Pennsylvania. Eleven hundred financial intermediaries serving all 50 states and Guam are eligible to participate in this program. Financial intermediaries qualify to participate in the Correspondent Division's program after a review by the Company's management of the reputation, financial strength and mortgage lending expertise of such institutions, including a review of their references and financial statements. In addition, all sellers are reaffirmed annually for continuation in the program based upon a review of their current audited financial statements and their historical production volumes and quality.

    Loans purchased by the Company through the Correspondent Division comply with the Company's general underwriting criteria for loans that it originates through the Consumer Markets Division. The division has monitoring systems in place to ensure that conventional loans of certain sellers and loans of certain credit quality grades are reviewed by a Company underwriter prior to purchase. Under this review process, approximately 39% of all conventional loans purchased for the year ended February 28, 1998 were reviewed by Company underwriters. An additional 11% of the conventional loans purchased was underwritten by contract underwriters whose work is insured against loss or through underwriting systems endorsed by Fannie Mae and Freddie Mac. To provide additional assurance against losses, the purchase agreement signed by all its correspondents provides the Company with recourse to the correspondent in the event of such occurrences as fraud or misrepresentation in the origination process or a loan's failure to meet eligibility requirements at the time the Company purchased the loan.

    The following table sets forth the number and dollar amount of the Correspondent Division's prime credit quality first mortgage, home equity and sub-prime loan production for the periods indicated.

    ----------------------------- ------------------------------------------------------------------------------- --
             Summary of the Correspondent Division's Prime Mortgage,
    (Dollar amounts in millions,                    Home Equity and Sub-prime Loan Production
    except average loan amount)                            Year Ended February 28(29),
    ----------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
                                             1998            1997             1996            1995             1994
    ----------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
    Conventional Loans
    Number of Loans                      76,354          96,419           84,604          61,338          111,513
      Volume of Loans                    $9,648.9       $11,343.1         $9,844.7        $7,726.5        $15,937.6
      Percent of Total Volume               49.3%           53.2%            51.7%           62.8%            82.2%
    FHA/VA Loans
      Number of Loans                      95,481         103,336           91,850          47,066           38,036
      Volume of Loans                    $9,393.5        $9,952.8         $9,217.7        $4,570.0         $3,458.8
      Percent of Total Volume               48.0%           46.7%            48.3%           37.2%            17.8%
    Home Equity Loans
      Number of Loans                       6,635               8               49              14                -
      Volume of Loans                      $252.4            $0.8             $2.4            $0.8                -
      Percent of Total Volume                1.3%            0.0%             0.0%            0.0%                -
    Sub-prime Loans
      Number of Loans                       2,457             290                -               -                -
      Volume of Loans                      $267.5           $13.4                -               -                -
      Percent of Total Volume                1.4%            0.1%                -               -                -
    Total Loans
      Number of Loans                     180,927         200,053          176,503         108,418          149,549
      Volume of Loans                   $19,562.3       $21,310.1        $19,064.8       $12,297.3        $19,396.4
      Average Loan Amount                $108,000        $107,000         $108,000        $113,000         $130,000

    ----------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------

   Full Spectrum Lending, Inc.

    Full Spectrum Lending, Inc. ("FSLI"), a wholly owned subsidiary of the Company, which commenced operations on September 1, 1997, originates sub-prime and home equity loans. FSLI operates a nationwide network of 24 retail branch offices located in 14 states in addition to two national sales centers. The Company's branch offices are typically 2,500 square feet and have between five and seven employees. Business is obtained primarily through direct mailings to borrowers, outbound telemarketing and referrals from other Divisions of the Company. FSLI personnel are not paid a commission on sales, but rather a bonus based on various factors, including branch profitability. Each loan approved by FSLI is reviewed by the Company's centralized underwriting unit to ensure that standardized underwriting guidelines are met. In addition, the Company performs quality control audits of the origination process on a continuous basis.




    The following table sets forth the number and dollar amount of FSLI's home equity and sub-prime loan production for the periods indicated.

    ----------------------------- ------------------------------------------------------------------------------- --
                     Summary of the Full Spectrum Lending's
    (Dollar amounts in millions,                    Home Equity and Sub-prime Loan Production
    except average loan amount)                            Year Ended February 28(29),
    ----------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
                                             1998            1997             1996            1995             1994
    ----------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
    Home Equity Loans

      Number of Loans                         146               -                -               -                -
      Volume of Loans                        $6.4               -                -               -                -
      Percent of Total Volume                4.6%               -                -               -                -
    Sub-prime Loans
      Number of Loans                       1,445               -                -               -                -
      Volume of Loans                      $133.8               -                -               -                -
      Percent of Total Volume               95.4%               -                -               -                -
    Total Loans
      Number of Loans                       1,591               -                -               -                -
      Volume of Loans                      $140.2               -                -               -                -
      Average Loan Amount                 $88,000               -                -               -                -

    ----------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------

Fair Lending Programs

    In conjunction with fair lending initiatives undertaken by both Fannie Mae and Freddie Mac and promoted by various government agencies including the Department of Housing and Urban Development ("HUD"), the Company has established affordable home loan and fair lending programs for low- and moderate-income and designated minority borrowers. These programs offer more flexible underwriting guide lines (consistent with those guidelines adopted by Fannie Mae and Freddie
Mac) than historical industry standards, thereby enabling more people to qualify for home loans than had qualified under such historical guidelines. Highlights of these flexible guidelines include a lower down payment requirement, more liberal guidelines in areas such as credit and employment history, less income required to qualify and no cash reserve requirements at the date of funding.

    House America(R) is the Company's affordable home loan program for low- and moderate-income borrowers, offering loans that are eligible for purchase by Fannie Mae and Freddie Mac. During the years ended February 28, 1998 and 1997, the Company produced approximately $400 million and $600 million, respectively, of mortgage loans under this program. The decline in House America production from the year ended February 28, 1997 to the year ended February 28, 1998, was the result of an improvement in the relative attractiveness of other loan products as an alternative means of providing homeownership to low- and moderate-income  borrowers.  House  America  personnel  work  with  all  of  the
Company's production Divisions to help properly implement the flexible underwriting guidelines. In addition, an integral part of the program is the House America Counseling Center, a free educational service, which can provide consumers with a home buyer's educational program, pre-qualify them for a loan or provide a customized budget plan to help consumers obtain their goal of home ownership. To assist a broad spectrum of consumers, counselors are bilingual and work with consumers for up to one year, providing guidance on a regular basis via phone and mail. The Company also organizes and participates in local home buyer fairs across the country. At these fairs, branch personnel and Counseling Center counselors discuss various loan programs, provide free pre-qualifications and distribute credit counseling and home buyer education videos and workbooks.

    The Company's affordable housing outreach also includes participation in 150 local mortgage revenue bond programs for first-time home buyers. Federal law allows local government agencies to sell tax exempt bonds to purchase mortgages securing loans made to first-time, low-income home buyers. These programs thereby provide for mortgages with fixed interest rates that are lower than then-current market rates. The Company also participates in over 350 Community Seconds Programs for first time home buyers and low- and moderate-income consumers. These programs are offered by city agencies and municipalities to assist with downpayment and closing costs.

    In addition, a selection of applications from certain designated minority and other borrowers that are initially recommended for denial within the Company's Consumer Markets Division is forwarded for an additional review by a manager of the Company to insure that denial is appropriate.

    The application of more flexible underwriting guidelines may carry a risk of increased delinquencies. However, because the loans in the Company's portfolio are generally serviced on a non-recourse basis, the exposure to credit loss resulting from increased delinquency rates is substantially limited. Further, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

Loan Underwriting

    The Company's guidelines for underwriting FHA-insured and VA-guaranteed loans comply with the criteria established by such entities. The Company's guidelines for underwriting conventional conforming loans comply with the underwriting criteria employed by Fannie Mae and/or Freddie Mac. The Company's underwriting guidelines and property standards for conventional non-conforming loans are based on the underwriting standards employed by private investors for such loans. In addition, conventional loans having a loan to value ratio greater than 80% at origination, which are originated or purchased by the Company, are covered by private mortgage insurance (which may be paid by the borrower or the lender).

    In conjunction with fair lending initiatives undertaken by both Fannie Mae and Freddie Mac, the Company has established affordable home loan programs for low- and moderate-income borrowers offering more flexible underwriting guidelines than historical industry standards. See "Business-Mortgage Banking Operations - Fair Lending Programs".

    The following describes the general underwriting criteria taken into consideration by the Company in determining whether to approve a prime credit quality first mortgage loan application. Borrowers who do not qualify for a prime credit quality first mortgage may qualify for a sub-prime loan which generally have more flexible underwriting criteria.

Employment and Income

    Under most loan programs, applicants must exhibit the ability to generate income on a regular basis in order to meet the housing payments relating to the loan as well as any other debts they may have. The nature of the information which a borrower is required to disclose and whether such information is verified depends, in part, on the documentation program used in the origination process. Evidence of employment and income is obtained through written verification of employment with the current and prior employer(s) or by obtaining a recent pay stub and W-2 forms. Self-employed applicants are generally required to provide income tax returns, financial statements or other documentation to verify income. Sources of income to be considered include salary, bonus, overtime, commissions, retirement benefits, notes receivable, interest, dividends, unemployment benefits and rental income. The underwriter generally verifies the information contained in the application relating to employment, income, assets or mortgages.

Debt-to-Income Ratios

    Generally, an applicant's monthly housing expense (loan payment, real estate taxes, hazard insurance and homeowner association dues, if applicable) should be 25% to 28% of monthly gross income. Total fixed monthly obligations (housing expense plus other obligations such as car loans, credit card payments, etc.) generally should be 33% to 36% of monthly gross income. Other areas of financial strength, such as equity in the property, large cash reserves or a history of meeting prior home mortgage or rental obligations are considered to be compensating factors and may result in an adjustment of these ratio limitations.



Credit History

    An applicant's credit history is examined for both favorable and unfavorable occurrences. An applicant who has made payments on outstanding or previous credit obligations according to the contractual terms may be considered favorably. Unfavorable items such as slow payment records, legal actions, judgments, bankruptcy, liens, foreclosure or garnishments are discussed with the applicant in order to determine the reasons for the unfavorable rating. In some instances, the applicant may explain the reasons for these ratings to indicate there were isolated extenuating circumstances beyond the applicant's control, which would mitigate the effect of such unfavorable items on the credit decision.

Property

    Under most loan programs, the property's market value and physical condition as compared to the value of similar properties in the area is assessed to ensure that the property provides adequate collateral for the loan. Generally, properties are appraised by licensed real estate appraisers for loan transactions involving purchases, rate-and-term refinances or cash-out refinances. Automated or streamlined appraisal systems may also be used to confirm property values on some loan programs.

Maximum Indebtedness to Appraised Value

    Generally, the maximum amount the Company will lend is 95% of the appraised value of the property and this percentage may be lower depending on certain factors such as the principal balance of the loan. Loan amounts in excess of 80% of the appraised value require private mortgage insurance to protect against foreclosure loss.

Funds for Closing

    Generally, applicants are required to have sufficient funds of their own to meet the down payment requirement. Funds for closing costs may come from the applicant or may be a gift from a family member. Certain loan programs require the applicant to have sufficient funds for a portion of the down payment and the remaining funds may be provided by a gift or an unsecured loan from a municipality or a non-profit organization. Certain programs require the applicant to have cash reserves after closing.

Geographic Distribution

    The following table sets forth the geographic distribution of the Company's prime credit quality first mortgage, home equity and sub-prime loan production for the year ended February 28, 1998.

        -----------------------------------------------------------------------------------------------------
                                        Geographic Distribution of the Company's
                                Prime Mortgage, Home Equity and Sub-prime Loan Production
        --- ----------------------------- -- ------------------ -- ----------------- -- ----------------- ---
                                                                                         Percentage of
                                                  Number              Principal           Total Dollar
               (Dollar amounts in                of Loans               Amount               Amount
            millions)
        --- ----------------------------- -- ------------------ -- ----------------- -- ----------------- ---
               California                          92,269             $12,566.4               25.8%
               Michigan                            23,779               2,424.3                5.0%
               Texas                               24,802               2,307.9                4.7%
               Illinois                            19,169               2,301.7                4.7%
               Colorado                            18,791               2,238.0                4.6%
               Florida                             25,427               2,137.6                4.4%
               Washington                          14,914               1,638.5                3.4%
               Arizona                             15,916               1,563.0                3.2%
               Ohio                                16,647               1,422.5                2.9%
               Maryland                            10,989               1,300.3                2.7%
               Massachusetts                        9,787               1,258.8                2.6%
               Georgia                             11,822               1,158.0                2.4%
               Virginia                            10,373               1,146.1                2.3%
               Utah                                 9,655               1,069.0                2.2%
               Others (1)                         151,027              14,239.6               29.1%
                                             ------------------    -----------------    -----------------

                                                  455,367             $48,771.7              100.0%
                                             ==================    =================    =================

        --- ----------------------------- -- ------------------ -- ----------------- -- ----------------- ---
         (1)  No other state constitutes more than 2.0% of the total dollar amount of loan production.

    California mortgage loan production as a percentage of total mortgage loan production (measured by principal balance) for the years ended February 28(29), 1998, 1997 and 1996 was 26%, 25% and 31%, respectively. Loan production within California is geographically dispersed, which minimizes dependence on any individual local economy. The decline in the percentage of the Company's mortgage loan production in California during the three year period ended February 28, 1998 is the result of implementing the Company's strategy to expand production capacity and market share outside of California. At February 28, 1998, 83% of the Consumer Markets Division branch offices, Wholesale Division loan centers and FSLI branches were located outside of California.

    The following table sets forth the distribution by county of the Company's California loan production for the year ended February 28, 1998.

        -----------------------------------------------------------------------------------------------------
                                   Distribution by County of the Company's California
                                                     Loan Production
        --- ----------------------------- -- ------------------ -- ----------------- -- ------------------ --
                                                                                          Percentage of
                                                  Number              Principal           Total Dollar
               (Dollar amounts in                of Loans               Amount               Amount
            millions)
        --- ----------------------------- -- ------------------ -- ----------------- -- ------------------ --
               Los Angeles                         22,923            $  3,322.3               26.4%
               Orange                               9,969               1,494.9               11.9%
               San Diego                            7,280               1,046.2                8.3%
               Santa Clara                          3,726                 709.4                5.7%
               Riverside                            5,772                 633.6                5.0%
               Others (1)                          42,599               5,360.0               42.7%
                                             ------------------    -----------------    ------------------

                                                   92,269             $12,566.4              100.0%
                                             ==================    =================    ==================

        --- ----------------------------- -- ------------------ -- ----------------- -- ------------------ --
         (1)  No other county in California constitutes more than 5.0%  of the total dollar amount of California loan production.

Sale of Loans

    As a mortgage banker, the Company customarily sells substantially all loans that it originates or purchases. Substantially all prime credit quality first mortgage loans sold by the Company are sold without recourse, subject in the case of VA loans to the limits of the VA guaranty described below. Conforming conventional loans may be pooled by the Company and exchanged for securities guaranteed by Fannie Mae or Freddie Mac. These securities are then sold to national or regional broker-dealers. Loans securitized through Fannie Mae or Freddie Mac are sold on a non-recourse basis whereby foreclosure losses are generally the responsibility of Fannie Mae and Freddie Mac, and not the Company.

    The Company packages substantially all of its FHA-insured and VA-guaranteed mortgage loans into pools of loans. It sells these pools in the form of modified pass-through mortgage-backed securities ("MBS") guaranteed by the Government National Mortgage Association ("Ginnie Mae") to national or regional broker-dealers. With respect to loans securitized through Ginnie Mae programs, the Company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA (at present, generally 25% to 50% of the loan, up to a maximum amount of $50,750, depending upon the amount of the loan). For the years ended February 28(29), 1998, 1997 and 1996, the aggregate loss experience of the Company on VA loans in excess of the VA guaranty was approximately $18.5 million, $9.3 million and $3.8 million, respectively. In the opinion of management, the losses on VA loans increased from the year ended February 28, 1997 to the year ended February 28, 1998 primarily due to the aging of the VA loan servicing portfolio and declines in values of properties securing VA loans, particularly in California. To guarantee timely and full payment of principal and interest on Fannie Mae, Freddie Mac and Ginnie Mae securities and to transfer the credit risk of the loans, the Company pays guarantee fees to these agencies.

    The Company consistently sells its non-conforming conventional loan production to large buyers in the secondary market (which can include national or regional broker-dealers) on a non-recourse basis. These loans can be sold either on a whole-loan basis or in the form of pools backing securities which are not guaranteed by any governmental instrumentality but which generally have the benefit of some form of credit enhancement, such as insurance, letters of credit, payment guarantees or senior/subordinated structures.

    Home equity and sub-prime loans may be sold on a whole-loan basis or securitized. In connection with the securitization of its home equity and sub-prime loans, the Company retains a subordinated residual interest in the trust which acquires the loans. As a result of the retention of this residual interest, the Company has exposure to credit losses on the loans. At February 28, 1998, the Company had investments in such subordinated residual interests amounting to $251 million, which represents the maximum exposure to credit losses on the securitized home equity and sub-prime loans.

    In connection with the sales and exchange of loans, the Company makes customary representations and warranties relating to, among other things, compliance with laws and origination practices. The Company has potential liability under these representations. In the event of a breach of the representations and warranties, the Company may be required to repurchase a mortgage loan. In such event, any subsequent loss on the mortgage loan may be borne by the Company.

    In order to offset the risk that a change in interest rates will result in a decrease in the value of the Company's current mortgage loan inventory or its commitments to purchase or originate mortgage loans ("Committed Pipeline"), the Company enters into hedging transactions. The Company's hedging policies generally require that substantially all of the Company's inventory of conforming and government loans and the maximum portion of its Committed Pipeline that the Company believes may close be hedged with forward contracts for the delivery of MBS or options on MBS. The inventory is then used to form the MBS that will fill the forward delivery contracts and exercised options. The Company hedges its inventory and Committed Pipeline of jumbo mortgage loans by using whole-loan sale commitments to ultimate buyers or by using temporary "cross hedges" with sales of MBS since such loans are ultimately sold based on a market spread to MBS. As such, the Company is not exposed to significant risk nor will it derive any significant benefit from changes in interest rates on the price of the inventory, net of gains or losses of associated hedge positions. The correlation between the price performance of the inventory being hedged and the hedge instruments is very high due to the similarity of the asset and the related hedge instruments. The Company is exposed to the risk that the portion of loans from the Committed Pipeline that actually closes at the committed price is less than or more than the amount estimated to close in the event of a decline or rise in interest rates during the commitment period. The amount of loans estimated to close from the Committed Pipeline is influenced by many factors, including the composition of the Committed Pipeline, the historical portion of the Committed Pipeline that has closed given changes in interest rates and the timing of such closings. See Note I to the Company's Consolidated Financial Statements.

Loan Servicing

    The Company services on a non-recourse basis substantially all of the mortgage loans that it originates or purchases pursuant to servicing agreements with investors in the loans. In addition, the Company purchases bulk servicing contracts, also on a non-recourse basis, to service single-family residential mortgage loans originated by other lenders. Servicing contracts acquired through bulk purchases accounted for 15% of the Company's mortgage servicing portfolio as of February 28, 1998. Servicing mortgage loans includes collecting and remitting loan payments, answering customers' questions, making advances when required, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and hazard insurance, making any physical inspections of the property, counseling delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. The Company receives a fee for servicing mortgage loans ranging generally from 1/4% to 1/2% annually on the declining principal balances of the loans. The servicing fee is collected by the Company out of monthly mortgage payments.

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

    Customer service representatives in both servicing facilities have access to on-line screens containing all pertinent data about a customer's account, thus eliminating the need to refer to paper files and shortening the average length of a customer call. The Company's telephone system controls the flow of calls to each servicing site and has a "Smart Call Routing" filter. This filter is designed to match the originating phone number to phone numbers in the Company's data base. Having identified the customer, the Company can communicate topical loan information electronically without requiring the caller to enter information. The caller can get more detailed information through an Interactive Voice Response application or can speak with a customer service representative. The Company also features an Internet site for existing customers wherein the customer can obtain current account status, history, answers to frequently asked questions and a dictionary to help the customer understand industry terminology.

    During Fiscal 1998, the Company converted from a quarterly statement to a monthly statement for borrowers. This allows the Company to provide personalized home loan information in a more timely manner while simultaneously providing a vehicle for the Company to market other products.

    The Company's high speed payment processing equipment enables the Company to deposit virtually all cash on the same day it is received, thereby maximizing cash availability.
    The collection department utilizes its collection management system in conjunction with its predictive dialing system to maximize and track each individual collector's performance as well as to track the success of each collection campaign.

    The Company tracks its foreclosure activity through its default processing system ("DPS"). DPS is a client server based application which allows each foreclosure to be assigned to a state/investor specific workflow template. The foreclosure processor is automatically guided through each function required to successfully complete a foreclosure in any state and for any investor.

    The Company believes that its loan servicing earnings are counter cyclical to its loan production earnings. In general, the value of the Company's servicing portfolio and the income generated therefrom improve as interest rates increase and decline when interest rates fall. Generally, in an environment of increasing interest rates, the rate of current and projected future prepayments decreases, resulting in a decreased rate of amortization and impairment of mortgage servicing rights, and a decrease in gain from servicing portfolio hedging activities. Amortization and impairment, net of servicing hedge gain, is deducted from loan administration income. An increase in interest rates also generally causes loan production (particularly refinancings) to decline. Generally, in an environment of declining interest rates, the rate of current and projected future prepayments increases, resulting in an increased rate of amortization and impairment of mortgage servicing rights. However, the Company's servicing portfolio hedging activities generally generate a gain during periods of declining interest rates. At the same time, the decline in interest rates generally contributes to high levels of loan production (particularly refinancings).

    The following table sets forth certain information regarding the Company's servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, for the periods indicated.





    ---------------------------------- -- -------------------------------------------------------------------------
     (Dollar amounts in millions)                               Year Ended February 28(29),
    ---------------------------------- -- -------------------------------------------------------------------------
    Composition of Servicing                    1998           1997            1996           1995           1994
    Portfolio
                                          ----------- -- ------------ -- ----------- -- ----------- -- ------------
              at Period End:
    FHA-Insured Mortgage Loans             $ 37,241.3     $ 30,686.3     $              $              $  9,793.7
                                                                            23,206.5      17,587.5
    VA-Guaranteed Mortgage Loans             14,878.7       13,446.4        10,686.2       7,454.3        3,916.0
    Conventional Mortgage Loans             127,344.0      112,685.4       102,417.0      87,998.2       70,915.2
    Home Equity Loans                         1,656.5          689.9           204.5          31.3            -
    Sub-prime Loans                           1,744.2        1,048.9           289.1           -              -
                                          -----------    ------------    -----------    -----------    ------------
           Total Servicing Portfolio       $182,864.7     $158,556.9      $136,803.3    $113,071.3      $84,624.9
                                          ===========    ============    ===========    ===========    ------------

    Beginning Servicing Portfolio          $158,556.9     $136,803.3      $113,071.3    $ 84,624.9      $54,417.8
    Add:  Loan Production                    48,771.7       37,810.8        34,583.7      27,866.2       52,458.9
             Bulk Servicing  and
    Subservicing                              3,761.6        2,808.1         6,428.5      17,888.1        3,514.9
             Acquired
    Less: Servicing Transferred (1)            (110.6)         (70.8)          (53.5)     (6,287.4)          (8.1)
             Runoff  (2)                    (28,114.9)     (18,794.5)      (17,226.7)    (11,020.5)     (25,758.6)
                                          ===========    ============    ===========    ===========    ------------
    Ending Servicing Portfolio             $182,864.7     $158,556.9      $136,803.3    $113,071.3      $84,624.9
                                          ===========    ============    ===========    ===========    ------------

    Delinquent Mortgage Loans and Pending
      Foreclosures at Period End (3):
         30 days                             2.68%          2.26%          2.13%           1.80%          1.82%
         60 days                             0.58%          0.52           0.48            0.29           0.28
         90 days or more                     0.65%          0.66           0.59            0.42           0.39
                                          -----------    -----------    ------------    -----------    ------------
              Total Delinquencies            3.91%          3.44%          3.20%           2.51%          2.49%
                                          ===========    ===========    ============    ===========    ------------
    Foreclosures Pending                     0.45%          0.71%          0.49%           0.29%          0.29%
                                          -----------    -----------    ------------    -----------    ------------

    ---------------------------------- -- ----------- -- ----------- -- ------------ -- ----------- -- ------------
    (1)  When servicing rights are sold from the servicing portfolio the Company generally  subservices  such loans from the sales  contract date to the transfer date.
    (2)  Runoff   refers  to  scheduled   principal   repayments  on  loans  and
         unscheduled  prepayments  (partial prepayments or total prepayments due to refinancing, modifications, sale, condemnation or foreclosure).
    (3)  As a  percentage  of the  total  number  of  loans  serviced  excluding subserviced loans.

At February  28,  1998,  the  Company's  servicing  portfolio  of  single-family mortgage loans was stratified by interest rate as follows.

   -- -------------------------- -- --------------------------------------------------------------------------------
         (Dollar amounts in                              Total Portfolio at February 28, 1998
              millions)
   -- -------------------------- -- --------------------------------------------------------------------------------
                                                                               Weighted
              Interest                Principal           Percent              Average                 MSR
                Rate                   Balance           of Total          Maturity (Years)          Balance
   -- -------------------------- -- --------------- -- -------------- -- --------------------- -- --------------- --
           7% and under             $   33,823.2           18.5%                 23.5               $   687.1
           7.01-8%                      92,950.3           50.8%                 25.8                 1,910.3
           8.01-9%                      47,026.3           25.7%                 26.6                   892.6
           9.01-10%                      6,866.3            3.8%                 25.6                   100.6
           over 10%                      2,198.6            1.2%                 22.8                    21.4
                                    ===============    ==============    =====================    ===============
                                      $182,864.7          100.0%                 25.5                $3,612.0
                                    ===============    ==============    =====================    ===============

   -- -------------------------- -- --------------- -- -------------- -- --------------------- -- --------------- --

    The weighted average interest rate of the single-family mortgage loans in the Company's servicing portfolio at both February 28, 1998 and 1997, was 7.8%. At February 28, 1998, 83% of the loans in the servicing portfolio bore interest at fixed rates and 17% bore interest at adjustable rates. The weighted average net service fee of the loans in the portfolio was 0.413% at February 28, 1998 and the weighted average interest rate of the fixed-rate loans in the servicing portfolio was 7.8%.

    The following table sets forth the geographic distribution of the Company's servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, as of February 28, 1998.

    --------------------------------------------------------- -- ----------------------------- --------------------
                                                                   Percentage of Principal
                                                                       Balance Serviced
    --------------------------------------------------------- -- ----------------------------- --------------------

                      California                                              34.8%
                      Florida                                                  4.7%
                      Texas                                                    4.6%
                      Washington                                               3.4%
                      Colorado                                                 3.2%
                       Illinois                                                3.2%
                      New York                                                 3.0%
                      Arizona                                                  2.8%
                      Virginia                                                 2.6%
                      Ohio                                                     2.6%
                      Maryland                                                 2.5%
                      Massachusetts                                            2.4%
                      Michigan                                                 2.4%
                      Georgia                                                  2.4%
                      New Jersey                                               2.4%
                      Other (1)                                               23.0%
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

Financing of Mortgage Banking Operations

    The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently utilizes commercial paper supported by CHL's revolving credit facility, medium-term notes, mortgage repurchase agreements, subordinated notes, pre-sale funding facilities, an optional cash purchase feature in the dividend reinvestment plan, redeemable capital trust pass-through securities and cash flow from operations. The Company estimates that it had available committed and uncommitted credit facilities aggregating approximately $7.3 billion at February 28, 1998. In the past, the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from CHL's revolving credit facility and public offerings of common and preferred stock. For further information on the material terms of the borrowings utilized by the Company to finance its inventory of mortgage loans and MBS and its investment in servicing rights, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." The Company continues to investigate and pursue alternative and supplementary methods to finance its operations through the public and private capital markets. These may include such methods as mortgage loan sale transactions designed to expand the Company's financial capacity and reduce its cost of capital and the securitization of servicing income cash flows.

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

C.   Information Technology

    The Company employs technology wherever applicable and continually searches for new and better ways of both providing services to its customers and of maximizing the efficiency of its operations. Technology is viewed as part of the Company's competitive advantage. By implementing highly integrated systems into its lines of business, the Company believes it has been successful in the rapid start-up of new business enterprises. The Company views technology as a key driver to maintaining world class productivity levels in its operations. The deployment of advanced messaging systems such as Lotus Notes, interactive voice response and call management systems, as well as integrated client server systems, all represent examples where management believes technology has played a role in improving or maintaining productivity and efficiency.

    Proprietary systems currently in use by the Company include CLUESTM, an artificial intelligence system that is designed to expedite the review of applications, credit reports and property appraisals. The Company believes that CLUES increases underwriters' productivity, reduces costs and provides greater consistency to the underwriting process. Other systems currently in use by the production Divisions are the EDGE (primarily used by the Consumer Markets and Wholesale Lending Divisions) and GEMS (primarily used by the Correspondent Lending Division) systems, which are loan origination and FSLI systems that are designed to reduce the time and cost associated with the loan application and funding process. These front-end systems were internally developed for the Company's exclusive use and are integrated with the Company's loan servicing, sales, accounting, treasury and other systems. The Company believes that both the EDGE and GEMS systems improve the quality of its loan products and customer service by: (i) reducing the risk of deficient loans; (ii) facilitating accurate and customized pricing; (iii) promptly generating loan documents with the use of laser printers; (iv) providing for electronic communication with credit bureaus, financial institutions, HUD and other third parties; and (v) generally minimizing manual data input.

    Another system developed and implemented by the Company is the MORTGAGE LOAN COUNSELOR. The MORTGAGE LOAN COUNSELOR is designed for telemarketing and production branches and is currently being used by the telemarketing unit in conjunction with its Customer Contact Management System ("CCMS"). (See discussion in the following paragraph.) MORTGAGE LOAN COUNSELOR provides the telemarketing unit the ability to: (i) pre-qualify a prospective applicant; (ii) provide "what if" scenarios to help find the appropriate loan product; (iii) obtain on-line price quotes; (iv) take applications; (v) request credit reports electronically through LandSafe, Inc.; (vi) issue a LOCK 'N SHOP (R) certificate; and (vii) transmit a loan pre-application to the production units for processing.

    CCMS is a telemarketing application designed to provide enterprise-wide information on both current and prospective customers. CCMS helps the production divisions identify prospective customers to solicit for specific products or services and obtain the results of any solicitation as well as facilitate customer contact management. Management believes that CCMS will provide the Company the opportunity to (i) reduce the loss of customers who prepay their loans and (ii) obtain new loans from other sources and generate additional revenue by cross-selling other products and services.

    The Company also participates on the Internet to enhance business partner relationships and to provide loan origination services directly to the consumer. The Company has a public site on the World Wide Web from which information as to product offerings, as well as prequalification applications, can be obtained. In addition, a similar 'private site' is available for business partners such as correspondent lenders, realtors, brokers and builders to view pricing and product information, as well as loan status. The Company believes that the Internet provides a unique medium to deliver mortgage services at a cost significantly lower than that incurred in conventional marketing methods.

D.    Countrywide Asset Management Corporation

    On July 1, 1997, the Company and INMC Mortgage Holdings, Inc. (formerly CWM Mortgage Holdings, Inc.) ("INMC") concluded the restructuring of their business relationship. In substance, INMC acquired the assets, operations and employees of its former manager, Countrywide Asset Management Corporation ("CAMC"), formerly a wholly-owned subsidiary of the Company. INMC will no longer pay management fees to CAMC. In return, the Company received 3,440,800 newly issued common shares of INMC. These shares were restricted at issuance for up to a period of three years. The transaction was structured as a merger of CAMC with and into INMC.

E.   Other Operations

    Through various other subsidiaries, the Company conducts business in a number of areas related to the mortgage banking business. The activities of select subsidiaries are described in the following paragraphs.

    Countrywide Securities Corporation ("CSC") is a securities broker-dealer and a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. CSC trades securities, including MBS and other mortgage-related assets, with broker-dealers and institutional investors.

Countrywide Agency, Inc. acts as an agent for the sale of insurance, including homeowners, fire, flood, earthquake, auto, annuities, home warranty, life and disability to CHL's mortgagors and others.
    CTC Foreclosure Services Corporation serves as trustee under deeds of trust in connection with foreclosures on loans in the Company's servicing portfolio in California and certain other states.

    Countrywide Servicing Exchange ("CSE") is a national servicing brokerage and consulting firm. CSE acts as an agent facilitating transactions between buyers and sellers of bulk servicing contracts.

    LandSafe, Inc. and its subsidiaries act as a title insurance agent and a provider of escrow services, appraisal and credit reporting services. Landsafe, Inc. offers title insurance commitments and policies, settlement services and property profiles to realtors, builders, consumers, mortgage brokers and other financial institutions. Appraisal services are provided to consumers, mortgage brokers and other financial institutions through a network of appraisers. Credit reporting services are also provided to the Company and its subsidiaries.

    Two of the Company's subsidiaries, Charter Reinsurance Corporation ("CRC") and Second Charter Reinsurance Corporation ("SCRC"), partially reinsure loans originated by the Company that are insured by mortgage insurance companies with which CRC and SCRC have entered into a reinsurance agreement. CRC and SCRC share in the premiums collected and losses incurred by the mortgage insurance company. On October 1, 1997 CRC was merged into SCRC.

Countrywide Financial Services, Inc. ("CFSI") (formerly Leshner Financial Services, Inc.) operates as a fund manager and service provider for unaffiliated mutual funds, broker-dealers, investment advisors and fund managers. CFSI currently has approximately $1.4 billion in funds under management and services accounts aggregating over $10.9 billion for other fund management companies.

Countrywide Tax Services Corporation ("CTSC") provides tax services for CHL mortgagors. CTSC monitors the payment of real estate taxes and pays property tax bills from mortgagors' escrow accounts.

F.  Industry Segments

    Information regarding industry segments appears in the Notes to the Consolidated Financial Statements, and is incorporated by this reference.

G.  Regulation

    The Company's mortgage banking business is subject to the rules and regulations of, and examination by, HUD, FHA, VA, Fannie Mae, Freddie Mac,
Ginnie Mae and state regulatory authorities with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, impose licensing obligations on the Company, establish standards for originating and servicing mortgage loans, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, fix maximum interest rates, fees and other loan amounts. Moreover, FHA lenders such as the Company are required annually to submit to the Federal Housing Commissioner audited financial statements, and Ginnie Mae requires the maintenance of specified net worth levels (which vary depending on the amount of Ginnie Mae securities issued by the Company). The Company's affairs are also subject to examination by the Federal Housing Commissioner at all times to assure compliance with the FHA regulations, policies and procedures. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act, and the regulations promulgated thereunder. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

    Securities broker-dealer and mutual fund operations are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.

    Insurance agency and title insurance operations are subject to insurance laws of each of the states in which the Company conducts such operations.

H.  Competition

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

    In recent years, the aggregate share of the United States market for residential mortgage loans that is served by mortgage bankers has risen, principally due to the decline in the savings and loan industry. According to industry statistics, mortgage bankers' aggregate share of this market increased from approximately 19% during calendar year 1989 to approximately 52% during calendar year 1997. The Company believes that it has benefited from this trend.

I.   Employees

    At February 28, 1998, the Company employed 7,983 persons, 3,751 of whom were engaged in production activities, 1,833 were engaged in loan administration activities and 2,399 were engaged in other activities. None of these employees is represented by a collective bargaining agent.

J.    Year 2000 Compliance

    An issue affecting the Company and most other companies is whether computer systems and applications will recognize and process the Year 2000 and beyond. The nature of the Company's business and operations make it reliant on computerized information. The inability of the Company or its business partners to be Year 2000 compliant could have a material adverse impact on the Company and its ability to process customer transactions or provide customer services.

    The Company is currently in various stages of the assessment, remediation and internal testing of the systems affected by this issue. Management believes it is devoting the necessary resources to timely address all Year 2000 issues over which it has control and all critical systems are scheduled to be Year 2000 compliant by February 28, 1999. The Company is also monitoring the adequacy of the processes and progress of its business partners. However, there can be no assurance that the Company's business partners, vendors and clients will timely resolve their own Year 2000 compliance issues or that any failure would not have a material adverse effect on the Company's operations and financial condition.

    The Company has and will continue to make investments to ensure compliance with issues associated with the change of the millennium. These costs are being expensed by the Company during the period in which they are incurred. The financial impact to the Company of implementing the systems changes necessary to become Year 2000 compliant has not been and is not anticipated to be material to its financial position or results of operations in any given year. However, the Company's expectations about future costs associated with the Year 2000 are subject to uncertainties that could cause the actual results to differ materially from the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing the Year 2000 issue.

ITEM 2.     PROPERTIES

    The primary executive and administrative offices of the Company and its subsidiaries are currently located at 4500 Park Granada, Calabasas, California, consist of approximately 225,000 square feet and are situated on 20.1 acres of land. This facility was acquired by the Company in 1996. The Company also leases a 64,000 square foot facility in Calabasas, California, which primarily houses part of the Company's data processing operations. For potential expansion purposes, the Company has leased additional vacant land in Calabasas with an option to purchase that land. The administrative offices of the Company's loan production divisions are located in the Calabasas headquarters and in leased or subleased space at 155 North Lake Avenue, 35 North Lake Avenue and 55 South Lake Avenue in Pasadena, California, consisting of 290,000 square feet. The principal leases covering such space expire in the year 2011. The Company also owns an office facility of approximately 300,000 square feet located on 43.5 acres in Simi Valley, California, which is used primarily to house a portion of the Company's loan servicing and data processing operations, and a 253,000 square foot office building situated on 21.5 acres in Plano, Texas, which houses additional loan servicing, loan production and data processing operations. The Plano facility provides the Company with a business recovery site located outside the State of California. Additional space located in Simi Valley, California and Dallas, Texas is currently under lease for loan servicing, loan production and data processing operations. These leases provide an additional 308,000 square feet on varying terms. In order to accommodate its expanding loan servicing and related business operations, the Company purchased 17 acres of vacant land adjacent to its Plano facility. The Company is currently in escrow to purchase the 14 acre parcel adjacent to its Simi Valley facility and plans to convert the existing structure on that parcel to a 200,000 square foot office building.

ITEM 3.     LEGAL PROCEEDINGS

    On September 29, 1997, the United States District Court adopted the recommendation of a magistrate denying class certification in a lawsuit which was filed against CHL and a mortgage broker by Jeff and Kathy Briggs as a purported class action. The effect of the ruling is that the lawsuit will not proceed as a class action and will be limited to the Briggs' own claims. The Briggs are seeking reconsideration of the Court's ruling. The suit, entitled Briggs v. Countrywide, et. al. and filed in the Northern Division of the United States District Court for the Middle District of Alabama, alleges that in connection with residential mortgage loan closings, CHL made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages plus, as to certain claims, treble damages. In early 1998, two additional purported class action lawsuits were filed making essentially the same allegations about broker compensation as were made in the Briggs case. William
C. Elliott et. al v. Countrywide Home Loans, Inc. was filed on February 18, 1998 in the United States District Court for Northern District of Mississippi; and Joseph W. Gann, Sr., et. al v. America's Wholesale Lender was filed on February 14, 1998 in the United States District Court for the Middle District of Alabama. CHL's management believes that its compensation programs to mortgage brokers comply with applicable laws and long standing industry practice, and that it has meritorious defenses to these actions. CHL intends to defend vigorously against these actions and believes that the ultimate resolution of such claims will not have a material adverse effect on the Company's financial position or results of operations.

    The Company and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to their business. Although it is difficult to predict the ultimate outcome of these proceedings, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                                                PART II

ITEM 5.            MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                   STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange (Symbol: CCR). The following table sets forth the high and low sales prices (as reported by the NYSE) for the Company's common stock and the amount of cash dividends declared for the fiscal years ended February 28, 1998 and 1997.

   ----- --------------- ------------------------- --- ------------------------- --- --------------------------------

                               Fiscal 1998                   Fiscal 1997                 Fiscal 1998 Fiscal 1997
   ----- --------------- ------------ ------------ --- ------------ ------------ --- --------------------------------
         Quarter            High          Low             High          Low              Cash Dividends Declared
   ----- --------------- ------------ ------------ --- ------------ ------------ --- --------------------------------

         First               $29.50       $24.38           $23.88       $19.75            $0.08           $0.08
         Second               35.25        26.75            25.13        20.75             0.08            0.08
         Third                41.88        31.50            30.25        23.25             0.08            0.08
         Fourth               48.50        39.25            31.13        26.38             0.08            0.08

   ----- --------------- ------------ ------------ --- ------------ ------------ --- ---------------- ---------------

    The Company has declared and paid cash dividends on its common stock quarterly since 1979, except that no cash dividend was declared in the fiscal quarter ended February 28, 1982. For the fiscal years ended February 28, 1998 and 1997, the Company declared quarterly cash dividends aggregating $0.32 per share. On March 18, 1998, the Company declared a quarterly cash dividend of $0.08 per common share, paid April 30, 1998.

    The ability of the Company to pay dividends in the future is limited by various restrictive covenants in the debt agreements of the Company; the earnings, cash position and capital needs of the Company; general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company is prohibited under certain of its debt agreements, including its guarantee of CHL's revolving credit facility, from paying dividends on any capital stock (other than dividends payable in capital stock or stock rights), except that so long as no event of default or potential event of default under the agreements exists at the time, the Company may pay dividends in an aggregate amount not to exceed the greater of: (i) the after-tax net income of the Company, determined in accordance with generally accepted accounting principles, for the fiscal year to the end of the quarter to which the dividends relate and (ii) the aggregate amount of dividends paid on common stock during the immediately preceding year. The primary source of funds for payments to stockholders by the Company is dividends received from its subsidiaries. Accordingly, such payments by the Company in the future also depend on various restrictive covenants in the debt obligations of its subsidiaries; the earnings, the cash position and the capital needs of its subsidiaries; as well as laws and regulations applicable to its subsidiaries. Unless the Company and CHL each maintain specified minimum levels of net worth and certain other financial ratios, dividends cannot be paid by the Company and CHL in compliance with certain of CHL's debt obligations (including the revolving credit facility). See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

As of May 26, 1998, there were 2,466 shareholders of record of the Company's common stock, with 110,608,494 common shares outstanding.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

    ----------------------------------------------- -----------------------------------------------------------------
                                                                      Years ended February 28(29),
    (Dollar amounts in thousands, except per           1998         1997         1996          1995         1994
    share data)
    ----------------------------------------------- ------------ ------------ ------------ ------------- ------------
    Selected Statement of Earnings Data (1):
    Revenues:
       Loan origination fees                          $301,389     $193,079     $199,724     $203,426      $379,533
       Gain (loss) on sale of loans                    417,427      247,450       92,341      (41,342)       88,212
                                                    ------------ ------------ ------------ ------------- ------------
          Loan production revenue                      718,816      440,529      292,065      162,084       467,745
       Interest earned                                 440,058      350,263      308,449      249,560       300,999
       Interest charges                               (424,341)    (316,705)    (281,573)    (205,464)     (219,898)
                                                    ------------ ------------ ------------ ------------- ------------
          Net interest income                           15,717       33,558       26,876       44,096        81,101
       Loan servicing income                           907,674      773,715      620,835      460,351       326,695
       Amortization and impairment/recovery of
          mortgage servicing rights                   (561,804)    (101,380)    (342,811)     (95,768)     (242,177)
       Servicing hedge benefit (expense)               232,959     (125,306)     200,135      (40,030)       73,400
       Less write-off of servicing hedge                     -            -            -      (25,600)            -
                                                    ------------ ------------ ------------ ------------- ------------
          Net loan administration income               578,829      547,029      478,159      298,953       157,918
                                                           138       91,346
       Commissions, fees and other income              138,217       91,346       63,642       40,650        48,816
       Gain on sale of subsidiary                       57,381            -            -            -             -
       Gain on sale of servicing                             -            -            -       56,880             -
                                                    ------------ ------------ ------------ ------------- ------------
          Total revenues                             1,508,960    1,112,462      860,742      602,663       755,580
                                                    ------------ ------------ ------------ ------------- ------------
    Expenses:
       Salaries and related expenses                   424,321      286,884      229,668      199,061       227,702
       Occupancy and other office expenses             184,338      129,877      106,298      102,193       101,691
       Guarantee fees                                  172,692      159,360      121,197       85,831        57,576
       Marketing expenses                               42,320       34,255       27,115       23,217        26,030
       Other operating expenses                        119,743       80,188       50,264       37,016        43,481
       Branch and administrative office                      -            -            -        8,000             -
    consolidation costs
                                                    ------------ ------------ ------------ ------------- ------------
          Total expenses                               943,414      690,564      534,542      455,318       456,480
                                                    ------------ ------------ ------------ ------------- ------------
                                                                    421,898
    Earnings before income taxes                       565,546      421,898      326,200      147,345       299,100
    Provision for income taxes                         220,563      164,540      130,480       58,938       119,640
                                                    ------------ ------------ ------------ ------------- ------------
                                                    ============ ============ ============ ============= ------------
    Net earnings                                      $344,983     $257,358     $195,720      $88,407      $179,460
    =============================================== ============ ============ ============ ============= ------------
    ----------------------------------------------- ============ ============ ============ ============= ------------

    Per Share Data (2):
    Basic                                                 $3.21        $2.50        $1.99        $0.97         $2.02
    Diluted                                               $3.09        $2.44        $1.95        $0.96         $1.97

    Cash dividends per share                              $0.32        $0.32        $0.32        $0.32         $0.29
    Weighted average shares outstanding:
       Basic                                        107,491,000  103,112,000  98,352,000   91,240,000    88,792,000
       Diluted                                      111,526,000  105,677,000  100,270,000  92,087,000    90,501,000
    =============================================== ============ ============ ============ ============= ------------
    ----------------------------------------------- ============ ============ ============ ============= ------------

    Selected  Balance  Sheet Data at End of Period
    (1):
    Total assets                                    $12,219,181  $7,689,090   $8,321,652   $5,589,138    $5,602,884
    Short-term debt                                 $4,043,774   $2,567,420   $4,423,738   $2,664,006    $3,111,945
    Long-term debt                                  $4,195,732   $2,367,661   $1,911,800   $1,499,306    $1,197,096
    Common shareholders' equity                     $2,087,943   $1,611,531   $1,319,755   $   942,558   $   880,137
    =============================================== ============ ============ ============ ============= ------------
    ----------------------------------------------- ============ ============ ============ ============= ------------

    Operating Data (dollar amounts in millions):
    Loan servicing portfolio (3)                      $182,889     $158,585     $136,835     $113,111       $84,678
    Volume of loans originated                         $48,772    $  37,811    $  34,584    $  27,866       $52,459
    =============================================== ============ ============ ============ ============= ------------
   (1)  Certain  amounts  in the  Consolidated  Financial  Statements  have been reclassified to conform to current year presentation. (2) Adjusted to reflect subsequent stock dividends and splits.
   (3) Includes warehoused loans and loans under subservicing agreements.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's strategy is concentrated on three components of its business: loan production, loan servicing and businesses ancillary to mortgage lending. See "Business--Mortgage Banking Operations" and "Business--Other Operations." The Company intends to continue its efforts to increase its market share of, and realize increased income from, its loan production. In addition, the Company is engaged in building its loan servicing portfolio because of the returns it can earn from such investment. A strong production capability and a growing servicing portfolio are the primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates because the effect of interest rate changes on loan production income is counter cyclical to their effect on servicing income. Finally, the Company is involved in business activities complementary to its mortgage banking business. These services include acting as agent in the sale of insurance, including homeowners, fire, flood, earthquake, life and disability, providing various title insurance agent and escrow services, offering appraisal and credit reporting services, brokering servicing contracts and trading mortgage-backed securities ("MBS") and other mortgage-related assets.

    The Company's results of operations historically have been primarily influenced by: (i) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and the demographics of the Company's lending markets; (ii) the direction of interest rates; and (iii) the relationship between mortgage interest rates and the cost of funds.

    The fiscal year ended February 29, 1996 ("Fiscal 1996") was a record year in profits for the Company. Loan production increased to $34.6 billion from $27.9 billion in the fiscal year ended February 28, 1995 ("Fiscal 1995"). The Company attributed the increase to: (i) a decline in mortgage interest rates during most of the year; (ii) the implementation of a national advertising campaign aimed at developing a brand identity for Countrywide and reaching the consumer directly; and (iii) the opening of two telemarketing centers which, through the use of proprietary systems, provide product information specific to the potential borrower's needs and allow a telemarketer to take a pre-application and pass it to a branch office for processing. For calendar 1995, the Company ranked second in the amount of single-family mortgage originations nationwide. In Fiscal 1996, the Company's market share increased to approximately 5% of the estimated $650 billion single-family mortgage origination market, up from approximately 4% of the estimated $660 billion market in Fiscal 1995. The interest rate environment that prevailed during Fiscal 1996 was favorable for fixed-rate mortgages. Additionally, the percentage of loan production attributable to refinances increased from 30% in Fiscal 1995 to 34% in Fiscal 1996, as borrowers took advantage of declining interest rates. During Fiscal 1996, the Company's loan servicing portfolio grew to $136.8 billion from $113.1 billion at February 28, 1995. This growth resulted from the Company's loan production during the year and bulk servicing acquisitions amounting to $5.2 billion, partially offset by prepayments, partial prepayments and scheduled amortization of $17.2 billion. The prepayment rate in the servicing portfolio was 12%, up from the prior year due to the decreasing mortgage interest rate environment in Fiscal 1996. However, this rate was lower than the 35% prepayment rate in the fiscal year ended February 28, 1994 ("Fiscal 1994") because a substantial number of loans in the servicing portfolio were produced in Fiscal 1994 and bear interest at rates lower than the lowest interest rate level reached during Fiscal 1996.

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

    The fiscal year ended February 28, 1998 ("Fiscal 1998") was a record year from ongoing operations in revenues and net earnings for the Company. Loan production increased to $48.8 billion from $37.8 billion in the prior year. The Company attributed the increase in production to: (i) lower interest rates; (ii) the generally strong economy and home purchase market; (iii) the continued implementation of a national advertising campaign, which was started in Fiscal 1996, aimed at developing a brand identity for Countrywide and reaching the consumer directly; and (iv) increased Consumer Markets and Wholesale branch networks, including the new retail sub-prime branches. For calendar 1997, the Company ranked second in the amount of single-family mortgage originations nationwide. The Company's market share for both Fiscal 1998 and Fiscal 1997 was approximately 5% of the estimated $850 billion and $800 billion, respectively, single-family mortgage origination market. During Fiscal 1998, the Company's loan servicing portfolio grew to $182.9 billion from $158.6 billion at the end of Fiscal 1997. This growth resulted from the Company's loan production during the year and bulk servicing acquisitions amounting to $1.0 billion, partially offset by prepayments, partial prepayments and scheduled amortization of $24.3 billion. The prepayment rate in the servicing portfolio was 15%, up from the prior year due to the lower mortgage interest rate environment in Fiscal 1998.

    On July 1, 1997, the Company and INMC Mortgage Holdings, Inc. (formerly CWM Mortgage Holdings, Inc.) ("INMC") concluded the restructuring of their business relationship. In substance, INMC acquired the assets, operations and employees of its former manager CAMC, formerly a wholly-owned subsidiary of the Company. INMC no longer pays management fees to CAMC. In return, the Company received 3,440,800 newly issued common shares of INMC. These shares were restricted at issuance for up to a period of three years.
The transaction was structured as a merger of CAMC with and into INMC.

RESULTS OF OPERATIONS

Fiscal 1998 Compared with Fiscal 1997

    Revenues from ongoing operations for Fiscal 1998 increased 30% to $1,451.6 million from $1,112.5 million for Fiscal 1997. Net earnings from ongoing operations increased 20% to $ 310.0 million for Fiscal 1998 from $257.4 million for Fiscal 1997. Both revenues and net earnings from ongoing operations for Fiscal 1998 exclude a nonrecurring pre-tax gain of $57.4 million on the sale of a subsidiary. The increase in revenues and net earnings from ongoing operations for Fiscal 1998 compared to Fiscal 1997 was primarily attributable to a larger gain on sale of loans resulting from greater sales of higher-margin home equity loans and sub-prime loans in Fiscal 1998 at significantly higher margins than prime credit quality first mortgages, improved pricing margins on prime credit quality first mortgages, an increase in the size of the Company's servicing portfolio, higher loan production volume and an increase in the income of the non-mortgage banking subsidiaries. These positive factors were partially offset by an increase in amortization of the servicing asset and an increase in expenses in Fiscal 1998 over Fiscal 1997.

    The total volume of loans produced increased 29% to $48.8 billion for Fiscal 1998 from $37.8 billion for Fiscal 1997. The increase in loan production was primarily due to generally lower interest rates that prevailed during Fiscal 1998 compared to Fiscal 1997, as well as to the continuing expansion of the Company's Consumer Markets and Wholesale Lending divisions, including the new retail sub-prime branches. Refinancings totaled $19.8 billion, or 41% of total fundings, for Fiscal 1998, as compared to $12.3 billion, or 33% of total fundings, for Fiscal 1997. Fixed-rate mortgage loan production totaled $37.5 billion, or 77% of total fundings, for Fiscal 1998, as compared to $27.9 billion, or 74% of total fundings, for Fiscal 1997.

    Total loan volume in the Company's production Divisions is summarized below.

-------------------------------------------- ------------------------------------ --------

       (Dollar amounts in millions)                    Loan Production
-------------------------------------------- ------------------------------------ --------

                                             Fiscal 1998            Fiscal 1997
                                             -------------          -------------

    Consumer Markets Division                   $13,339               $  8,071
    Wholesale Lending Division                   15,731                  8,430
    Correspondent Lending Division               19,562                 21,310
      Full Spectrum Lending, Inc.                   140                      -
                                             =============          =============

    Total Loan Volume                           $48,772                $37,811
                                             =============          =============

-------------------------------------------- ------------- -------- ------------- --------

    The factors which affect the relative volume of production among the Company's Divisions include the price competitiveness of each Division's product offerings, the level of mortgage lending activity in each Division's market and the success of each Division's sales and marketing efforts.

    Included in the Company's total volume of loans produced is $1.5 billion of home equity loans funded in Fiscal 1998 and $613 million funded in Fiscal 1997. Sub-prime loan production, which is also included in the Company's total production volume, was $1.6 billion in Fiscal 1998 and $864 million in Fiscal 1997.

    At February 28, 1998 and 1997, the Company's pipeline of loans in process was $12.6 billion and $4.7 billion, respectively. Historically, approximately 43% to 77% of the pipeline of loans in process has funded. In addition, at February 28, 1998, the Company had committed to make loans in the amount of $1.4 billion, subject to property identification and approval of the loans (the "LOCK 'N SHOP (R) Pipeline"). At February 28, 1997, the LOCK 'N SHOP (R) Pipeline was $1.8 billion. In Fiscal 1998 and Fiscal 1997, the Company received 714,668 and 499,861 new loan applications, respectively, at an average daily rate of $306 million and $206 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production Divisions' loan processing efficiency and loan pricing decisions.

    Loan origination fees increased in Fiscal 1998 as compared to Fiscal 1997 due to higher production. The percentage increase in loan origination fees was more than the increase in production. This is primarily because production by the Consumer Markets and Wholesale Lending Divisions (which, due to their higher cost structure, charge higher origination fees per dollar loaned) comprised a greater percentage of total production in Fiscal 1998 than in Fiscal 1997. Gain on sale of loans improved in Fiscal 1998 as compared to Fiscal 1997 primarily due to greater sales during Fiscal 1998 of higher-margin home equity and sub-prime loans and improved pricing margins on prime credit quality first mortgages. The sale of home equity loans contributed $62 million and $20 million to gain on sale of loans in Fiscal 1998 and Fiscal 1997, respectively. Sub-prime loans contributed $70 million to the gain on sale of loans in Fiscal 1998 and $72 million in Fiscal 1997. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate volatility and the general direction of interest rates.

    Net interest income (interest earned net of interest charges) decreased to $15.7 million for Fiscal 1998 from $33.6 million for Fiscal 1997. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($74.5 million and $61.6 million for Fiscal 1998 and Fiscal 1997, respectively); (ii) interest expense related to the Company's investment in servicing rights ($219.7 million and $148.3 million for Fiscal 1998 and Fiscal 1997, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($151.0 million and $116.9 million for Fiscal 1998 and Fiscal 1997, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was primarily attributed to higher production levels partially resulting from aggregating home equity and sub-prime loans (which generally bear interest at higher rates than prime credit quality first mortgages) prior to their sale or securitization. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances (caused by growth of the servicing portfolio and an increase in the amount of prepayments), combined with an increase in the earnings rate from Fiscal 1997 to Fiscal 1998.

    During Fiscal 1998, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At February 28, 1998, the Company serviced $182.9 billion of loans (including $6.7 billion of loans subserviced for others), compared to $158.6 billion (including $3.9 billion of loans subserviced for others) at February 28, 1997, a 15% increase. The growth in the Company's servicing portfolio during Fiscal 1998 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments and scheduled amortization of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at both February 28, 1998 and 1997 was 7.8%. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is counter cyclical to loan production income. See "Prospective Trends - Market Factors."

    During Fiscal 1998, the prepayment rate of the Company's servicing portfolio was 15%, compared to 11% for Fiscal 1997. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market. The increase in the prepayment rate from Fiscal 1997 to Fiscal 1998 was primarily attributable to the increase in refinance activity caused by lower interest rates during Fiscal 1998 than during Fiscal 1997.

    The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. In addition, to mitigate the effect on earnings of impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). These financial instruments include options on interest rate futures and MBS, interest rate futures, interest rate floors, interest rate swaps (with the Company's maximum payment capped) ("Capped Swaps"), options on interest rate swaps ("Swaptions"), interest rate caps, principal-only ("P/O") swaps, certain tranches of collateralized mortgage obligations ("CMOs") and options on callable pass-through certificates ("options on CPC").

    With the Capped Swaps, the Company receives and pays interest on a specified notional amount. The rate received is fixed; the rate paid is adjustable, is indexed to the London Interbank Offered Rates for U.S. dollar deposits ("LIBOR") and has a specified maximum or "cap".

    With Swaps, the Company receives and pays interest on a specified notional amount. The rate received is fixed; the rate paid is adjustable and is indexed to LIBOR.

    With  the   Swaptions,   the   Company  has  the  option  to  enter  into  a
receive-fixed, pay-floating interest rate swap at a future date or to settle the transaction for cash.

    With P/O swaps, the value is determined by changes in the value of the referenced P/O security. The payments received by the Company under the P/O swaps relate to the cash flows of the referenced P/O security. The payments made by the Company are based upon a notional amount tied to the remaining balance of the referenced P/O security multiplied by a floating rate indexed to LIBOR.

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

    An option on CPC gives the holder the right to call a mortgage-backed security at par and receive the remaining cash flows from the particular pool. This option has a one year lockout, meaning it cannot be exercised until the end of the first year. After the lockout period, the option can be exercised at anytime.

    The Servicing Hedge is designed to protect the value of the investment in mortgage servicing rights ("MSRs") from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of the hedge instruments declines. With respect to the floors, options, caps, Swaptions, options on CPC and CMOs, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. The Company's exposure to loss on futures is related to changes in the Eurodollar rate over the life of the contract. The Company estimates that its maximum exposure to loss over the contractual term is $18.0 million. With respect to the Capped Swaps contracts entered into by the Company as of February 28, 1998, the Company estimates that its maximum exposure to loss over the contractual term is $24.5 million. With respect to the Swap contracts entered into by the Company as of February 28, 1998, the Company estimates that its maximum exposure to loss over the contractual term is $153.0 million. In Fiscal 1998, the Company recognized a net benefit of $233.0 million from its Servicing Hedge. The net benefit included unrealized net gains of $182.2 million and realized gains of $50.8 million from the sale of various financial instruments that comprise the Servicing Hedge and premium amortization. In Fiscal 1997, the Company recognized a net expense of $125.3 million from its Servicing Hedge. The net expense included unrealized losses of $56.9 million and net realized losses of $68.4 million from the sale of various financial instruments that comprise the Servicing Hedge and premium amortization. There can be no assurance that the Servicing Hedge will generate gains in the future, or if gains are generated, that they will fully offset impairment of the MSRs.

    The Company recorded amortization and net impairment of its MSRs for Fiscal 1998 totaling $561.8 million (consisting of amortization amounting to $300.3 million and impairment of $261.5 million), compared to $101.4 million of amortization and impairment (consisting of amortization amounting to $220.1 million and recovery of previous impairment of $118.7 million) for Fiscal 1997. The factors affecting the amount of amortization and impairment or recovery of the MSRs recorded in an accounting period include the level of prepayments during the period, the change in estimated future prepayments and the amount of Servicing Hedge gains or losses.

    During Fiscal 1998, the Company acquired bulk servicing rights for loans with principal balances aggregating $1.0 billion at a price of 1.13% of the aggregate outstanding principal balances of the servicing portfolios acquired. During Fiscal 1997, the Company acquired bulk servicing rights for loans with principal balances aggregating $1.4 billion at a price of 1.60% of the aggregate outstanding principal balances of the servicing portfolios acquired.

Salaries and related expenses are summarized below for Fiscal 1998 and Fiscal 1997.

   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                            Fiscal 1998
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
   -- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                   $134,776         $44,911         $70,305            $24,512        $274,504

      Incentive Bonus                   76,854           1,196          16,570             10,361         104,981

      Payroll Taxes and Benefits        22,956           8,476          10,581              2,823          44,836
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $234,586         $54,583         $97,456            $37,696        $424,321
                                     ============    =============    =============    =============    ------------

      Average      Number     of         3,132           1,630            1,370               434           6,566
      Employees


   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------


   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                            Fiscal 1997
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
   -- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                  $  91,054         $41,806         $54,244            $12,852        $199,956

      Incentive Bonus                   34,501             763          14,820              6,799          56,883

      Payroll Taxes and Benefits        15,105           7,747           5,389              1,804          30,045
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $140,660         $50,316         $74,453            $21,455        $286,884
                                     ============    =============    =============    =============    ------------

      Average      Number     of         2,303           1,555            1,107               251           5,216
      Employees

   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

    The amount of salaries increased during Fiscal 1998 reflecting the Company's strategy of expanding and enhancing its Consumer Markets and Wholesale branch networks, including new retail sub-prime branches. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries also contributed to the increase. Incentive bonuses earned during Fiscal 1998 increased primarily due to higher production and a change in production mix.

    Occupancy and other office expenses for Fiscal 1998 increased to $184.3 million from $129.9 million for Fiscal 1997 primarily due to: (i) the continued effort by the Company to expand its retail branch network, particularly outside of California; (ii) higher loan production; (iii) a larger servicing portfolio; and (iv) growth in the Company's non-mortgage banking activities.

    Guarantee fees represent fees paid to guarantee timely and full payment of principal and interest on MBS and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio. For Fiscal 1998, guarantee fees increased 8% to $172.7 million from $159.4 million for Fiscal 1997. The increase resulted from an increase in the servicing portfolio, changes in the mix of permanent investors and terms negotiated at the time of loan sales.

    Marketing expenses for Fiscal 1998 increased 24% to $42.3 million from $34.3 million for Fiscal 1997, reflecting the Company's continued implementation of a marketing plan to increase consumer brand awareness of the Company in the residential mortgage market.

    Other operating expenses for Fiscal 1998 increased from Fiscal 1997 by $39.6 million, or 49%. This increase was due primarily to higher loan production, a larger servicing portfolio, increased reserves for bad debt, increased systems development and growth in the Company's non-mortgage banking subsidiaries in Fiscal 1998 as compared to Fiscal 1997.

Profitability of Loan Production and Servicing Activities

    In Fiscal 1998, the Company's pre-tax earnings from its loan production activities (which include loan origination and purchases, warehousing and sales) were $245.1 million. In Fiscal 1997, the Company's comparable pre-tax earnings were $141.9 million. The increase of $103.2 million was primarily attributable to increased production, greater sales of higher-margin home equity and sub-prime loans at significantly higher margins than prime credit quality first mortgages and improved pricing margins on prime credit quality first mortgages. These positive results were partially offset by higher production costs. In Fiscal 1998, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent, marketing foreclosed properties and acting as reinsurer) was $215.5 million as compared to $254.2 million in Fiscal 1997. The decrease of $38.7 million was primarily attributed to the increased amortization of the servicing asset and Interest Costs Incurred on Payoffs due to declining interest rates and increase in prepayments from Fiscal 1997 to Fiscal 1998. These negative factors were partially offset by the increase in servicing fees, miscellaneous income and interest earned on escrow balances derived by the larger servicing portfolio.

Profitability of Other Activities

    In addition to loan production and loan servicing, the Company offers ancillary products and services related to its mortgage banking activities. These include title insurance and escrow services, home appraisals, securities brokerage and servicing rights brokerage. For Fiscal 1998, these activities contributed $47.5 million to the Company's pre-tax income compared to $25.8 million for Fiscal 1997. This increase in pre-tax income primarily results from improved performance of the title insurance, escrow and capital markets businesses.

    During Fiscal 1998, Countrywide Asset Management Corporation, a subsidiary of the Company, was sold to INMC Mortgage Holdings, Inc., (INMC) a publicly traded real estate investment trust for 3,440,800 newly issued common shares of INMC stock. These shares were restricted at issuance for up to a period of three years. The impact of this sale on earnings was a $57.4 million pre-tax gain.

Fiscal 1997 Compared with Fiscal 1996

    Revenues for Fiscal 1997 increased 29% to $1,112.5 million from $860.7 million for Fiscal 1996. Net earnings increased 31% to $257.4 million in Fiscal 1997 from $195.7 million in Fiscal 1996. The increase in revenues and net earnings in Fiscal 1997 compared to Fiscal 1996 was primarily attributable to a larger gain on sale of loans resulting from greater sales of higher-margin home equity loans and sales of sub-prime loans in Fiscal 1997 at significantly higher margins than prime credit quality first mortgages, improved pricing margins on prime credit quality first mortgages, an increase in the size of the Company's servicing portfolio and higher loan production volume. These positive factors were partially offset by increased expenses in Fiscal 1997 over Fiscal 1996.

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

    At February 28(29), 1997 and 1996, the Company's pipeline of loans in process was $4.7 billion and $5.6 billion, respectively. Historically, approximately 43% to 77% of the pipeline of loans in process has funded. In addition, at February 28, 1997, the Company had $1.8 billion of the loans in the LOCK 'N SHOP (R) Pipeline. At February 29, 1996, the LOCK 'N SHOP (R) Pipeline was $1.3 billion. In Fiscal 1997 and Fiscal 1996, the Company received 499,861 and 460,486 new loan applications, respectively, at an average daily rate of $206 million and $194 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production divisions' loan processing efficiency and loan pricing decisions.

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

    Net interest income (interest earned net of interest charges) increased to $33.6 million for Fiscal 1997 from $26.9 million for Fiscal 1996. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($61.6 million and $35.0 million for Fiscal 1997 and Fiscal 1996, respectively); (ii) interest expense related to the Company's investment in servicing rights ($148.3 million and $112.4 million for Fiscal 1997 and Fiscal 1996, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($116.9 million and $102.3 million for Fiscal 1997 and Fiscal 1996, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was primarily attributed to a higher net earnings rate partially resulting from aggregating home equity and sub-prime loans (which generally bear interest at higher rates than prime credit quality first mortgages) prior to their sale or securitization. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio, partially offset by a decrease in Interest Costs Incurred on Payoffs. The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances (caused by growth of the servicing portfolio and an increase in the amount of prepayments), offset somewhat by a decrease in the earnings rate from Fiscal 1996 to Fiscal 1997.

    During Fiscal 1997, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At February 28, 1997, the Company serviced $158.6 billion of loans (including $3.9 billion of loans subserviced for others), compared to $136.8 billion (including $1.9 billion of loans subserviced for others) at February 29, 1996, a 16% increase. The growth in the Company's servicing portfolio during Fiscal 1997 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments and scheduled amortization of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at both February 28(29), 1997 and 1996 was 7.8%. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is counter cyclical to loan production income. See "Prospective Trends - Market Factors."

    During Fiscal 1997, the prepayment rate of the Company's servicing portfolio was 11%, compared to 12% for Fiscal 1996.

    In Fiscal 1997, the Company recognized a net expense of $125.3 million from its Servicing Hedge. The net expense included unrealized losses of $56.9 million and realized losses of $68.4 million from the sale of various financial instruments that comprise the Servicing Hedge and premium amortization. In Fiscal 1996, the Company recognized a net benefit of $200.1 million from its Servicing Hedge. The net benefit included unrealized gains of $108.8 million and net realized gains of $91.3 million from the sale of various financial instruments that comprise the Servicing Hedge. There can be no assurance that the Company's Servicing Hedge will generate gains in the future, or if gains are generated, that they will fully offset impairment of the MSRs. See Note I to the Company's Consolidated Financial Statements.

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

   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                            Fiscal 1997
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
   -- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                  $  91,054         $41,806         $54,244            $12,852        $199,956

      Incentive Bonus                   34,501             763          14,820              6,799          56,883

      Payroll Taxes and Benefits        15,105           7,747           5,389              1,804          30,045
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $140,660         $50,316         $74,453            $21,455        $286,884
                                     ============    =============    =============    =============    ------------

      Average      Number     of         2,303           1,555            1,107               251           5,216
      Employees

   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------


   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                            Fiscal 1996
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
   -- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                  $  68,502         $32,080         $46,504           $  9,711        $156,797

      Incentive Bonus                   33,022             445           9,711              4,546          47,724

      Payroll Taxes and Benefits        11,472           5,571           6,824              1,280          25,147
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $112,996         $38,096         $63,039            $15,537        $229,668
                                     ============    =============    =============    =============    ------------

      Average      Number     of         1,743           1,160              887               192           3,982
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

    Other operating expenses for Fiscal 1997 increased from Fiscal 1996 by $29.9 million, or 60%. This increase was due primarily to higher loan production, a larger servicing portfolio, increased reserves for bad debts and increased systems development and operation costs in Fiscal 1997 than in Fiscal 1996. Profitability of Loan Production and Servicing Activities

    In Fiscal 1997, the Company's pre-tax earnings from its loan production activities (which include loan origination and purchases, warehousing and sales) were $141.9 million. In Fiscal 1996, the Company's comparable pre-tax earnings were $61.2 million. The increase of $80.7 million was primarily attributable to a greater sale of higher-margin home equity loans and sales of sub-prime loans at significantly higher margins than prime credit quality first mortgages and improved pricing margins on prime credit quality first mortgages. There were no sub-prime loan sales in Fiscal 1996. These positive results were partially offset by higher production costs and a change in the internal method of allocating overhead between the Company's production and servicing activities. In Fiscal 1997, the Company's pre-tax income from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent, marketing foreclosed properties and acting as reinsurer) was $254.2 million as compared to $251.2 million in Fiscal 1996. The increase of $3.0 million was due to an increase in the size of the servicing portfolio and in the rate of servicing and miscellaneous fees earned. Largely offsetting these positive factors was an increase in the net expense resulting from amortization and impairment of MSRs and from the Servicing Hedge from Fiscal 1996 to Fiscal 1997. The increase in such net expense is due primarily to increased amortization resulting from a higher cost basis in the MSRs. This higher basis is attributable to adoption of a new accounting standard effective March 1, 1995 that required recognition of originated mortgage servicing rights.

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

QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its loan origination and loan servicing business segments, which are counter cyclical in nature. In addition, the Company utilizes various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its committed pipeline, mortgage loan inventory and MBS held for sale, MSRs, mortgage-backed securities retained in securitizations and debt securities. The overall objective of the Company's interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. The Company does not speculate on the direction of interest rates in its management of interest rate risk.

    As part of its interest rate risk management process, the Company performs various sensitivity analyses that quantify the net financial impact of changes in interest rates on its interest rate-sensitive assets, liabilities and commitments. These analyses incorporate scenarios including selected hypothetical (instantaneous) parallel shifts in the yield curve. Various modeling techniques are employed to value the financial instruments. For mortgages, MBS and MBS forward contracts and CMOs, an option-adjusted spread ("OAS") model is used. The primary assumptions used in this model are the implied market volatility of interest rates and prepayment speeds. For options and interest rate floors, an option-pricing model is used. The primary assumption used in this model is implied market volatility of interest rates. MSRs and residual interests are valued using discounted cash flow models. The primary assumptions used in these models are prepayment rates, discount rates and credit losses.

    Utilizing the sensitivity analyses described above, as of February 28, 1998, the Company estimates that a permanent 0.50% reduction in interest rates, all else being constant, would result in a $15 million after-tax loss related to its trading securities and a $14 million after-tax loss related to its other financial instruments, for the fiscal year ended February 28, 1999. The Company estimates that this combined after-tax loss of $29 million is the largest such loss that would occur within the range of reasonably possible interest rate changes. These sensitivity analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario. Consequently, the preceding estimates should not be viewed as a forecast.

INFLATION

    Inflation affects the Company in the areas of loan production and servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates increase, loan production, particularly from loan refinancings, decreases, although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by an improving economy or the anticipation of increasing real estate values. In such periods of reduced loan production, production margins may decline due to increased competition resulting from overcapacity in the market. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down thereby extending the average life of the Company's servicing portfolio and reducing amortization and impairment of the MSRs, decreasing Interest Costs Incurred on Payoffs and because the rate of interest earned from the custodial balances tends to increase. Conversely, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings primarily due to increased amortization and impairment of the MSRs, a decreased rate of interest earned from the custodial balances and increased Interest Costs Incurred on Payoffs. The impacts of changing interest rates on servicing-related earnings are reduced by performance of the Servicing Hedge, which is designed to mitigate the impact on earnings of higher amortization and impairment that may result from declining interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently utilizes commercial paper supported by the revolving credit facility, medium-term notes, MBS repurchase agreements, subordinated notes, pre-sale funding facilities, an optional cash purchase feature in the dividend reinvestment plan, redeemable capital trust pass-through securities and cash flow from operations. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from the revolving credit facility and public offerings of common and preferred stock.

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

    The Company continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include such methods as mortgage loan sale transactions designed to expand the Company's financial capacity and reduce its cost of capital and the securitization of servicing income cash flows. In December 1996, Countrywide Capital I, a subsidiary of the Company, issued $300 million of 8% Capital Trust Pass-through Securities, and on June 4, 1997, Countrywide Capital III, a subsidiary of the Company, issued $200 million of 8.05% Subordinated Capital Income Securities, the proceeds of which were used to purchase subordinated debt securities from the Company. The Company used the net proceeds from the sale of the subordinated debt securities for general corporate purposes, principally to reduce short-term debt.

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

Cash Flows

    Operating Activities In Fiscal 1998, the Company's operating activities used cash of approximately $2.5 billion on a short-term basis primarily to support the increase in its mortgage loans and MBS held for sale. Mortgage loans and MBS held for sale are generally financed with short-term borrowings. In Fiscal 1997, operating activities provided approximately $2.0 billion on a short-term basis primarily from the decrease in its mortgage loans and MBS held for sale. In Fiscal 1996, the Company's operating activities used cash of approximately $1.5 billion.

    Investing Activities The primary investing activity for which cash was used by the Company was the investment in servicing. Net cash used by investing activities was $1.1 billion for Fiscal 1998 and $0.9 billion for Fiscal 1997 and Fiscal 1996.

    Financing Activities Net cash provided by financing activities amounted to $3.6 billion for Fiscal 1998. Net cash used by financing activities amounted to $1.0 billion for Fiscal 1997. Net cash provided by financing activities amounted to $2.4 billion for Fiscal 1996. The increase or decrease in cash flow from financing activities was primarily the result of net short-term and long-term debt issuance or repayment by the Company.

PROSPECTIVE TRENDS

Applications and Pipeline of Loans in Process

    During Fiscal 1998, the Company received new loan applications at an average daily rate of $306 million and at February 28, 1998, the Company's pipeline of loans in process was $12.6 billion. This compares to a daily application rate in Fiscal 1997 of $206 million and a pipeline of loans in process at February 28, 1997 of $4.7 billion. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK `N SHOP(R) Pipeline at February 28, 1998 was $1.4 billion and at February 28, 1997 was $1.8 billion. For the month ended March 31, 1998, the average daily rate of applications received was $497 million, and at March 31, 1998, the pipeline of loans in process was $13.9 billion and the LOCK `N SHOP Pipeline was $1.6 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the extent of price competition in the market, the direction of interest rates, seasonal factors and general economic conditions.

Market Factors

    Loan production increased 29% from Fiscal 1997 to Fiscal 1998. This increase was primarily due to several factors. First, mortgage interest rates generally decreased in Fiscal 1998. Second, sub-prime and home equity loan fundings, which are generally less sensitive to interest rate fluctuations than prime credit quality first mortgages, increased from Fiscal 1997 to Fiscal 1998.
Further, home purchase market activity was stronger during Fiscal 1998 than in Fiscal 1997.

The prepayment rate in the servicing portfolio increased from Fiscal 1997 to Fiscal 1998 because interest rates were lower in Fiscal 1998 than in Fiscal 1997.

    The Company's primary competitors are commercial banks, savings and loans, mortgage banking subsidiaries of diversified companies, as well as other mortgage bankers. Over the past three years, certain commercial banks have expanded their mortgage banking operations through acquisition of formerly independent mortgage banking companies or through internal growth. The Company believes that these transactions and activities have not had a material impact on the Company or on the degree of competitive pricing in the market.

    The Company's California mortgage loan production (measured by principal balance) constituted 26% of its total production during Fiscal 1998 and 25% during Fiscal 1997. The Company is continuing its efforts to expand its production capacity outside of California. Some regions in which the Company operates have experienced slower economic growth, and real estate financing activity in these regions has been negatively impacted. As a result, home lending activity for single- (one-to-four) family residences in these regions may also have experienced slower growth. To the extent that any geographic region's mortgage loan production constitutes a significant portion of the Company's production, there can be no assurance that the Company's operations will not be adversely affected if that region experiences slow or negative economic growth resulting in decreased residential real estate lending activity, or market factors further impact the Company's competitive position in that region.

    The delinquency rate in the Company-owned servicing portfolio increased to 3.91% at February 28, 1998 from 3.44% at February 28, 1997. The Company believes that this increase was primarily the result of changes in portfolio mix and aging. The proportion of government and high loan-to-value conventional loans, which tend to experience higher delinquency rates than low loan-to-value conventional loans, was 48% of the portfolio at February 28, 1998 and February 28, 1997. In addition, the weighted average age of the portfolio is 31 months at February 28, 1998, up from 27 months at February 28, 1997. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. However, because the loans in the portfolio are generally serviced on a non-recourse basis, the Company's exposure to credit loss resulting from increased delinquency rates is substantially limited. Further, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

    The percentage of loans in the Company's owned servicing portfolio that are in foreclosure decreased to 0.45% at February 28, 1998 from 0.71% at February 28, 1997. The Company sold $644 million of defaulted mortgage loans on February 27, 1998. See "Notes to the Consolidated Financial Statements, Note A,
Investment in Non-Consolidated Subsidiaries". Generally, the Company is not exposed to credit risk. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. The Company retains credit risk on the home equity and sub-prime loans it sells in the form of pools backing securities. As such, through retention of a subordinated interest in the trust, the Company bears primary responsibility for credit losses on the loans. At February 28, 1998, the Company had investments in such subordinated interests amounting to $251 million, which represents the maximum exposure to credit losses on the securitized home equity and sub-prime loans. While the Company generally does not retain credit risk with respect to the prime credit quality first mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of the representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company. Similarly, government loans serviced by the Company (29% of the Company's servicing portfolio at February 28, 1998) are insured by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Administration. The Company is exposed to credit losses to the extent that the partial guarantee provided by the Department of Veterans Administration is inadequate to cover the total credit losses incurred.

Servicing Hedge

    As previously discussed, the Company's Servicing Hedge is designed to protect the value of its investment in servicing rights from the effects of increased prepayment activity that generally results from declining interest rates. In periods of increasing interest rates, the value of the Servicing Hedge generally declines and the value of MSRs generally increases. There can be no assurance that, in periods of increasing interest rates, the increase in value of the MSRs will offset the amount of Servicing Hedge expense; or in periods of declining interest rates, that the Company's Servicing Hedge will generate gains, or if gains are generated, that they will fully offset impairment of the MSRs.

Implementation of New Accounting Standards

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and show the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The impact of the adoption of this statement is disclosure related and therefore Management believes that the adoption will not have a material impact on the Company.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Statement also establishes standards for related disclosure about products and services, geographic areas, and major customers. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application. The impact of the adoption of this statement is disclosure related and therefore Management believes that the adoption will not have a material impact on the Company.

    In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits ("SFAS No. 132"), an amendment of FASB Statements No. 87, 88, and 106. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required. The impact of the adoption of this statement is disclosure related and therefore Management believes that the adoption will not have a material impact on the Company.

Year 2000 Compliance

    The Company has and will continue to make investments to ensure compliance with issues associated with the change of the millennium. These costs are being expensed by the Company during the period in which they are incurred. The financial impact to the Company of implementing the systems changes necessary to become Year 2000 compliant has not been and is not anticipated to be material to its financial position or results of operations in any given year. However, the Company's expectations about future costs associated with the Year 2000 are subject to uncertainties that could cause the actual results to differ materially from the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing the Year 2000 issue.

Item 7A.       QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In response to this Item, the information set forth on page 30 and F-10 in the Annual Report is incorporated herein by reference.

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


      Exhibit
        No.                                             Description
     -----------    ------------------------------------------------------------
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

3.3.1 Amendment to Bylaws of Countrywide Credit Industries, Inc. dated January 28, 1998.

3.3.2 Amendment to Bylaws of Countrywide Credit Industries, Inc. dated February 3, 1998.

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

+ 10.3.1  Amendment Number One to Restated  Employment  Agreement for Angelo R.
     Mozilo.

+ 10.3.2  Amendment  Number Two to Restated  Employment  Agreement for Angelo R.
     Mozilo.

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

+ 10.7 Countrywide Credit Industries, Inc. Deferred Compensation Plan Amended and Restated Effective January 1, 1998.

10.8* Revolving Credit Agreement dated as of the 24th day of September, 1997, by and among Countrywide Home Loans, Inc., Bankers Trust Company, The First National Bank of Chicago, The Bank of New York, Chase Securities Inc., The Chase Manhattan Bank and the Lenders Party Thereto. (incorporated by reference to Exhibit 10.8 to the Company's Quarterly report on Form 10-Q August 31, 1997)

+ 10.9* Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 31, 1988).

+ 10.10* Key Executive  Equity Plan  (incorporated  by reference to Exhibit
10.4 to the Company's Quarterly Report on Form 10-Q dated May 31, 1988).

+ 10.11* 1987 Stock Option Plan, as Amended and Restated on May 15, 1989 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K dated February 28, 1989).

+ 10.11.1* First Amendment to the 1987 Stock Option Plan as Amended and Restated.(incorporated by reference to Exhibit 10.11.1 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997)

+ 10.11.2*Second Amendment to the 1987 Stock Option Plan as Amended and Restated. (incorporated by reference to Exhibit 10.11.2 to the Company's Quarterly Report on Form 10-K dated November 30, 1997)

+ 10.11.3*Third Amendment to the 1987 Stock Option Plan as Amended and Restated. (incorporated by reference to Exhibit 10.11.3 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997)

+ 10.12* 1986 Non-Qualified Stock Option Plan as amended (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).

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

+ 10.20.6* Sixth Amendment to the 1991 Stock Option Plan. (incorporated by reference to Exhibit 10.20.6 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997)

+ 10.20.7* Seventh Amendment to the 1991 Stock Option Plan. (incorporated by reference to Exhibit 10.20.7 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997)

+ 10.21* 1992 Stock Option Plan dated as of December 22, 1992 (incorporated by reference to Exhibit 10.19.5 to the Company's Annual Report on Form 10-K dated February 28, 1993).

+ 10.21.1* First Amendment to the 1992 Stock Option Plan. (incorporated by reference to Exhibit 10.21.1 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997)

+ 10.21.2* First Amendment to the 1992 Stock Option Plan. (incorporated by reference to Exhibit 10.21.2 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997)

+ 10.22* Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated August 31, 1996).

+ 10.22.1*  First  Amendment to the Amended and Restated  1993 Stock Option
Plan (incorporated by reference to Exhibit 10.5.1 to the Company's Annual Report on Form 10-Q dated August 31, 1996).

+ 10.22.2* Second Amendment to the Amendment and Restated 1993 Stock Option Plan.(incorporated by reference to Exhibit 10.22.2 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997)

+ 10.22.3 Third Amendment to the Amendment and Restated 1993 Stock Option Plan.

+ 10.23* Supplemental Executive Retirement Plan effective March 1, 1994 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated May 31, 1994).

+ 10.23.1  Amended and Restated Supplemental Retirement Plan.

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


23. Consent of Grant Thornton LLP.

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

Dated:  May 28, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signatures                            Title                     Date
     /s/ DAVID S. LOEB       President, Chairman of the Board of    May 28, 1998
 -----------------------       Directors and Director (Principal
 -----------------------       Executive Officer)
        David S. Loeb



    /s/ ANGELO R. MOZILO     Chief Executive Officer and Director   May 28, 1998
-------------------------
-------------------------
       Angelo R. Mozilo


  /s/ STANFORD L. KURLAND    Senior Managing Director and Chief     May 28, 1998
-------------------------      Operating Officer
-------------------------
     Stanford L. Kurland


  /s/ CARLOS M. GARCIA        Managing Director; Chief Financial    May 28, 1998
  -----------------------       Officer and Chief Accounting Officer
    Carlos M. Garcia           (Principal Financial Officer and
                                Principal Accounting Officer)



  /s/ ROBERT J. DONATO              Director                        May 28, 1998
-------------------------
     Robert J. Donato


   /s/ BEN M. ENIS                  Director                        May 28, 1998
-------------------------
-------------------------
      Ben M. Enis


  /s/ EDWIN HELLER                  Director                        May 28, 1998
-------------------------
     Edwin Heller


 /s/ HARLEY W. SNYDER               Director                        May 28, 1998
-------------------------
    Harley W. Snyder

 /s/ JEFFREY M. CUNNINGHAM          Director                        May 28, 1998
--------------------------
   Jeffrey M. Cunningham

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                           For Inclusion in Form 10-K
                            Annual Report Filed with
                       Securities and Exchange Commission

                                February 28, 1998

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                February 28, 1998




                                                                          Page
                                                                ----------------
Report of Independent Certified Public Accountants..................         F-3
Financial Statement
     Consolidated Balance Sheets.................................            F-4
     Consolidated Statements of Earnings.............................        F-5
     Consolidated Statement of Common Shareholders' Equity...........        F-6
     Consolidated Statements of Cash Flows...........................        F-7
     Notes to Consolidated Financial Statements......................        F-8


Schedules
     Schedule I - Condensed Financial Information of Registrant......       F-34
     Schedule II - Valuation and Qualifying Accounts.................       F-37


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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Shareholders
Countrywide Credit Industries, Inc.


We have audited the accompanying consolidated balance sheets of Countrywide Credit Industries, Inc. and Subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of earnings, common shareholders' equity, and cash flows for each of the years in the three year period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Countrywide Credit Industries, Inc. and Subsidiaries as of February 28, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended February 28, 1998, in conformity with generally accepted accounting principles.

We have also audited Schedules I and II for each of the years in the three year period ended
February 28, 1998. In our opinion, such schedules present fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP

Los Angeles, California
May 4, 1998


                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                             February 28,
                                         (Dollar amounts in thousands, except per share data)



                             A S S E T S
                                                                              1998                   1997
                                                                       ------------------     -------------------

Cash                                                                     $     10,707            $     18,269
Mortgage loans and mortgage-backed securities held for sale                 5,292,191               2,579,972
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                  226,330                 190,104
Mortgage servicing rights, net                                              3,612,010               3,023,826
Other assets                                                                3,077,943               1,876,919
                                                                       ------------------     -------------------
       Total assets                                                       $12,219,181              $7,689,090
                                                                       ==================     ===================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                              $3,945,606              $1,695,523
                                                                       ==================     ===================

                LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                              $7,475,221              $4,713,324
Drafts payable issued in connection with mortgage loan closings               764,285                 221,757
Accounts payable, accrued liabilities and other                               518,648                 206,835
Deferred income taxes                                                         873,084                 635,643
                                                                       ------------------     -------------------
       Total liabilities                                                    9,631,238               5,777,559

Commitments and contingencies                                                       -                      -

Company-obligated  mandatorily redeemable capital trust pass-through  securities of subsidiary trusts holding solely Company
   guaranteed related subordinated debt                                       500,000                 300,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value;
   issued and outstanding, none                                                     -                      -
Common stock - authorized, 240,000,000 shares of $0.05 par
   value; issued and outstanding, 109,205,579 shares in 1998 and
   106,095,558 shares in 1997                                                   5,460                   5,305
Additional paid-in capital                                                  1,049,365                 917,942
Unrealized gain (loss) on available for sale securities                         3,697                (30,545)
Retained earnings                                                           1,029,421                 718,829
                                                                       ------------------     -------------------
       Total shareholders' equity                                           2,087,943               1,611,531
                                                                       ------------------     -------------------
       Total liabilities and shareholders' equity                         $12,219,181              $7,689,090
                                                                       ==================     ===================


Borrower and investor custodial accounts                                   $3,945,606              $1,695,523
                                                                       ==================     ===================

                                   The  accompanying  notes are an integral part
of these statements.


                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                                      Year ended February 28(29),
                                         (Dollar amounts in thousands, except per share data)



                                                               1998               1997               1996
                                                          ----------------    --------------    --------------
Revenues
   Loan origination fees                                    $ 301,389          $  193,079          $199,724
   Gain on sale of loans, net of commitment fees              417,427             247,450            92,341
                                                          ----------------    --------------    --------------
     Loan production revenue                                  718,816             440,529           292,065

   Interest earned                                            440,058             350,263           308,449
   Interest charges                                          (424,341)           (316,705)         (281,573)
                                                          ----------------    --------------    --------------
     Net interest income                                       15,717              33,558            26,876

   Loan servicing income                                      907,674             773,715           620,835
   Amortization and impairment/recovery of
     mortgage servicing rights                               (561,804)           (101,380)         (342,811)
   Servicing hedge benefit (expense)                          232,959            (125,306)          200,135
                                                          ----------------    --------------    --------------
     Net loan administration income                           578,829             547,029           478,159

   Commissions, fees and other income                         138,217              91,346            63,642
   Gain on sale of subsidiary                                  57,381                   -                 -
                                                          ----------------    --------------    --------------
         Total revenues                                     1,508,960           1,112,462           860,742

Expenses
   Salaries and related expenses                              424,321             286,884           229,668
   Occupancy and other office expenses                        184,338             129,877           106,298
   Guarantee fees                                             172,692             159,360           121,197
   Marketing expenses                                          42,320              34,255            27,115
   Other operating expenses                                   119,743              80,188            50,264
                                                          ----------------    --------------    --------------
         Total expenses                                       943,414             690,564           534,542
                                                          ----------------    --------------    --------------

Earnings before income taxes                                  565,546             421,898           326,200
   Provision for income taxes                                 220,563             164,540           130,480
                                                          ----------------    --------------    --------------

NET EARNINGS                                                $ 344,983          $  257,358          $195,720
                                                          ================    ==============    ==============

Earnings per share
   Basic                                                        $3.21               $2.50             $1.99
   Diluted                                                      $3.09               $2.44             $1.95


                                   The  accompanying  notes are an integral part
of these statements.

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                                                  Three years ended February 28, 1998
                                                     (Dollar amounts in thousands)

                                                                                  Unrealized
                                                                                  Gain (Loss)
                                                                    Additional        on
                                          Number         Common      Paid-in-    Available-for-SalRetained
                                         of Shares       Stock       Capital      Securities      Earnings        Total
                                       -------------- -------------------------- -------------- ------------- ---------------
Balance at February 28, 1995              91,370,364       $4,568     $608,289   $           -     $329,701       $942,558
Issuance of common stock                  10,000,000          500      200,775             -              -        201,275
Cash dividends paid - common                       -            -            -             -        (30,961)       (30,961)
Stock options exercised                      752,380           38        6,686             -              -          6,724
Tax benefit of stock options exercised             -            -        1,963             -              -          1,963
Dividend reinvestment plan                    33,345            2          697             -              -            699
401(k) Plan contribution                      86,240            4        1,773             -              -          1,777
Net earnings for the year                          -            -            -             -        195,720        195,720
------------------------------------------------------------------------------------------------------------------------------

Balance at February 29, 1996             102,242,329        5,112      820,183             -        494,460      1,319,755
Cash dividends paid - common                       -            -            -             -        (32,989)       (32,989)
Stock options exercised                    1,000,798           50       15,337             -              -         15,387
Tax benefit of stock options exercised             -            -        3,656             -              -          3,656
Dividend reinvestment plan                 2,198,563          110       60,040             -              -         60,150
401(k) Plan contribution                      79,878            4        2,038             -              -          2,042
Issuance of common stock in business                                                       -
     acquisition                             573,990           29       16,688             -              -         16,717
Unrealized loss on available-for-sale
        securities                               -              -            -       (30,545)             -        (30,545)
Net earnings for the year                        -              -            -             -        257,358        257,358
                                                                  --           ---
-------------------------------------------------------------------------------- ---------------------------------------------

Balance at February 28, 1997             106,095,558        5,305      917,942       (30,545)       718,829      1,611,531
Cash dividends paid - common                       -            -            -             -        (34,391)       (34,391)
Stock options exercised                      839,479           42       14,645             -              -         14,687
Tax benefit of stock options exercised             -            -        5,378             -              -          5,378
Dividend reinvestment plan                 2,179,939          109      108,511             -              -        108,620
401(k) Plan contribution                      90,603            4        2,889             -              -          2,893
Unrealized gain on available-for-sale
        securities                                 -            -            -        34,242              -         34,242
Net earnings for the year                          -            -            -             -        344,983        344,983
                                                                  --           ---
-------------------------------------------------------------------------------- ---------------------------------------------

Balance at February 28, 1998             109,205,579       $5,460   $1,049,365        $3,697     $1,029,421     $2,087,943
==============================================================================================================================

                                    The accompanying  notes are an integral part
of this statement.

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Increase (Decrease) in Cash
                                                      Year ended February 28(29),
                                                     (Dollar amounts in thousands)
                                                                      1998                 1997                  1996
                                                                 ----------------     ----------------     ----------------
Cash flows from operating activities:
   Net earnings                                                       $344,983        $     257,358        $     195,720
      Adjustments  to  reconcile  net  earnings to net cash  provided  (used) by operating activities:
      Gain on sale of subsidiary                                       (57,381)                   -                    -
      Gain on sale of available-for-sale securities                    (16,749)                   -                    -
     Amortization and impairment/recovery of mortgage
servicing rights                                                       561,804              101,380              342,811
     Depreciation and other amortization                                44,930               40,378               30,545
     Deferred income taxes                                             220,563              164,540              130,480

     Origination and purchase of loans held for sale               (48,771,673)         (37,810,761)         (34,583,653)
     Principal repayments and sale of loans                         46,059,454           39,970,876           32,742,391
                                                                 ----------------     ----------------     ----------------
         Decrease (increase) in mortgage loans and mortgage-
            backed securities held for sale                         (2,712,219)           2,160,115           (1,841,262)

     Increase in other receivables and other assets                 (1,144,103)            (833,837)            (592,164)
     Increase in accounts payable and accrued liabilities              302,404               96,712              269,531
                                                                 ----------------     ----------------     ----------------
       Net cash provided (used) by operating activities             (2,455,768)           1,986,646           (1,464,339)
                                                                 ----------------     ----------------     ----------------
Cash flows from investing activities:
   Additions to mortgage servicing rights                           (1,149,988)            (858,912)            (869,579)
   Purchase of property, equipment and leasehold
     improvements - net                                                (70,896)             (77,294)             (19,003)
   Proceeds from sale of available-for-sale securities                  72,747                    -                    -
                                                                 ----------------     ----------------     ----------------
       Net cash used by investing activities                        (1,148,137)            (936,206)            (888,582)
                                                                 ----------------     ----------------     ----------------
Cash flows from financing activities:
   Net (decrease) increase in warehouse debt and other
     short-term borrowings                                           1,513,974           (1,924,308)           1,742,290
   Issuance of long-term debt                                        1,973,198              637,624              526,500
   Repayment of long-term debt                                        (182,747)            (113,773)             (96,563)
   Issuance of Company - obligated mandatorily redeemable
     capital trust pass-through securities of subsidiary trust
holding solely a Company guaranteed related
     subordinated debt                                                 200,000              300,000                    -
   Issuance of common stock                                            126,309               84,831              210,475
   Cash dividends paid                                                 (34,391)             (32,989)             (30,961)
                                                                 ----------------     ----------------     ----------------
       Net cash (used) provided by financing activities              3,596,343           (1,048,615)           2,351,741
                                                                 ----------------     ----------------     ----------------
Net increase (decrease) in cash                                         (7,562)               1,825               (1,180)
Cash at beginning of period                                             18,269               16,444               17,624
                                                                 ================     ================     ================
Cash at end of period                                             $     10,707         $     18,269        $      16,444
                                                                 ================     ================     ================
Supplemental cash flow information:
   Cash used to pay interest                                      $    422,969         $    309,575         $    317,156
   Cash used to pay (refund from) income taxes                    $     (1,645)        $         15         $         54
Noncash financing activities:
   Issuance of common stock in business acquisition               $           -        $     16,717         $           -
   Unrealized gain (loss) on available-for-sale securities,
     net of tax                                                   $     34,242                  $(          $           -
                                                                                           30,545)

                                    The accompanying  notes are an integral part
of this statement.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Countrywide Credit Industries, Inc. (the "Company") is a holding company, which through its principal subsidiary, Countrywide Home Loans, Inc. ("CHL"), is engaged primarily in the mortgage banking business and as such originates, purchases, sells and services mortgage loans throughout the United States. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

    The consolidated financial statements include the accounts of the parent and all wholly-owned subsidiaries required to be consolidated under generally accepted accounting principles. All material intercompany accounts and transactions have been eliminated.

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

Property, Equipment and Leasehold Improvements

    Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                 F-14
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Servicing Rights, Amortization and Impairment

    The Company recognizes as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through a separate purchase or through loan origination by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. Amortization of mortgage servicing rights ("MSRs") is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. MSRs are periodically assessed for impairment, which is recognized in the statement of income during the period in which impairment occurs as an adjustment to the corresponding valuation allowance. For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of certain risk characteristics including loan type (fixed or adjustable) and note rate.

    The Company acquires financial instruments, including derivative contracts, that change in aggregate value inversely to the movement of interest rates (the "Servicing Hedge"). These financial instruments include interest rate floors, options on interest rate futures and MBS, interest rate futures, interest rate swaps with the Company's maximum payment capped ("Capped Swaps"), interest rate swaps, interest rate caps, options on interest rate swaps ("Swaptions"), options on callable pass-through certificates ("options on CPC"), principal-only ("P/O") swaps and certain tranches of collateralized mortgage obligations ("CMOs"). The Servicing Hedge is designed to protect the value of the MSRs from the effects of increased prepayment activity that generally results from declining interest rates. The value of the interest rate floors, options on interest rate futures, Capped Swaps, interest rate caps, Swaptions, options on CPC and P/O swaps is derived from an underlying instrument or index; however, the notional or contractual amount is not recognized in the balance sheet. The cost of these instruments is charged to expense (and deducted from net loan administration income) over the life of the contract. Unamortized costs are included in Other Assets in the balance sheet. The basis of the MSRs is adjusted for realized and unrealized gains and losses in the derivative financial instruments that qualify for hedge accounting. For the year ended February 28, 1998, the net benefit of $233.0 million from the Servicing Hedge included a net unrealized gain of $182.2 million and a net realized gain of $50.8 million from the sale of various derivative financial instruments and premium amortization. For the year ended February 28, 1997, the Servicing Hedge expense included an unrealized loss of $56.9 million and a realized loss of $68.4 million from premium amortization and sale of various derivative financial instruments.

    Prior to January 1, 1997, amortization of capitalized servicing fees receivable was based on the decline during the period in the present value of the projected excess servicing fees using the same discount rate as that implied by the price that investors were willing to pay for the excess servicing fees at the time of the loan sale.

Qualitative Disclosures About Market Risk

     The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its loan origination and loan servicing business segments, which are counter cyclical in nature. In addition, the Company utilizes various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its committed pipeline, mortgage loan inventory and MBS held for sale, MSRs, mortgage-backed securities retained in securitizations and debt securities. The overall objective of the Company's interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. The Company does not speculate on the direction of interest rates in its management of interest rate risk.

    To qualify for hedge accounting, the derivative contract positions must be designated as a hedge and effective in reducing the market risk of an existing asset, liability or pipeline of applications in process. The effectiveness of the derivative contracts is evaluated on an initial and ongoing basis using quantitative measures of correlation. If a derivative contract is no longer effective, it no longer qualifies as a hedge and any gains and losses attributable to such ineffectiveness, as well as any subsequent changes in fair value, are recognized currently in earnings.

    If a derivative contract is sold, matures or is terminated, any resulting intrinsic gain or loss is deferred and amortized as part of the basis of the asset being hedged, provided that the effectiveness criteria is met. Unamortized premiums associated with the time value of such contracts are recognized in income. If an underlying designated item is no longer held, any previously unrecognized gain or loss on the related derivative is recognized in earnings and the derivative contract is subsequently accounted for at fair value.

Trading Securities

    The Company's MBS held for sale in the near term are classified as trading securities and included with mortgage loans on the consolidated balance sheet. Trading securities are recorded at fair value, with the change in fair value during the period included in earnings. The fair value of MBS held for sale in the near term is based on quoted market prices.

    Included in Other Assets are mortgage-backed securities retained in the Company's securtizations and classified as trading securities. These securities primarily consist of interest-only and P/O certificates on prime credit quality first mortgage loans and sub-prime and home equity residuals ("Residuals"). The timing and amount of cash flows on these securities are significantly influenced by prepayments on the underlying loans and estimated foreclosure losses to the extent the Company has retained the risk of such losses. The fair value of these securities is determined by discounting future cash flows using discount rates that approximate current market rates.

    At February 28, 1998, the Company used discount rates for sub-prime and home equity mortgage-backed residuals of 20% and 15%, respectively; annual prepayment estimates of 20% to 48% and 30%, respectively; and lifetime credit loss estimates of 0.5% to 4.6% and 1.3% of the original principal balances of the underlying loans, respectively. The change in fair value during the period is included in earnings.

    Financial instruments held by the Company's broker-dealer subsidiary are included in Other Assets. These financial instruments, including derivative contracts, are recorded at fair value on a trade date basis, and gains and losses, both realized and unrealized, are included in Gain on Sale of Loans.

Available for Sale Securities

    The Company has designated its investments in certain tranches of CMOs and certain other equity securities as available for sale securities which are measured at fair value and are included in Other Assets. Unrealized gains or losses, net of deferred income taxes, are excluded from earnings and reported as a separate component of shareholders' equity until realized. Realized gains and losses on sales of securities are computed by the specific identification method at the time of disposition and are recorded in earnings. Unrealized losses that are other than temporary are recognized in earnings.

Loan Origination Fees

    Loan fees, discount points and certain direct origination costs are recorded as an adjustment of the cost of the loan and are included in loan origination fees when the loan is sold.

Deferred Commitment Fees

    Deferred commitment fees, included in Other Assets, primarily consist of fees paid to permanent investors to ensure the ultimate sale of loans and net put and call option fees paid for the option of selling or buying MBS. Fees paid to permanent investors are recognized as an adjustment to the sales price when the loans are shipped and option fees are amortized over the life of the option to reflect the decline in its time value. Any unamortized option fees are charged to income when the related option is exercised.

Investment In Non-Consolidated Subsidiaries

    On February 27, 1998, the Company capitalized CWHL Funding, Inc., a bankruptcy remote, wholly-owned subsidiary. This subsidiary was established to facilitate the sale of certain defaulted mortgage loans repurchased in the ordinary course of business from Government National Mortgage Association mortgage-backed securities serviced by the Company. This subsidiary qualifies as a special-purpose entity and meets the requirements for non-consolidation under generally accepted accounting principles. At February 28, 1998, CWHL Funding Inc. had a residual interest equal to the initial capitalization of $40 million and an advance from the Company of $16 million held in reserve for the beneficial interest holders of the assets in trust.

Interest Income Recognition

    Interest income is accrued as earned. Loans are placed on non-accrual status when any portion of principal or interest is ninety days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Loan Servicing Income

    Loan servicing income represents fees earned for servicing residential mortgage loans for investors and related ancillary income, including late charges. Servicing income is recognized as earned, unless collection is doubtful.

Interest Rate Swap Agreements

    The amount to be received or paid under the interest rate swap agreements associated with the Company's debt and custodial accounts is accrued and is recognized as an adjustment to net interest income. The related amount payable to or receivable from counterparties is included in accounts payable and accrued liabilities.

Advertising Costs

    The Company generally charges to expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefits. Advertising expense was $32.6 million and $26.6 million for the years ended February 28, 1998 and 1997, respectively.

Stock-Based Compensation

    The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company recognizes compensation cost related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price.

Income Taxes

    The Company utilizes an asset and liability approach in its accounting for income taxes. This approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities.

Earnings Per Share

On February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, ("SFAS No. 128") which supersedes Accounting Principles Board Opinion No. 15, of the same name. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international standards. SFAS No. 128 was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.
    Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The following table presents basic and diluted EPS for the years ended February 28(29), 1998, 1997 and 1996, computed under the provisions of SFAS No. 128.

------------------------ --------- --------- --------- -- - ----------------------------- -- -- ------- ---------- -----
                          Years ended February 28(29),
                         --------- --------- --------- -- - ----------------------------- -- -- ------- ---------- -----
                                     1998                             1997                             1996
                         --------- --------- ---------   ---------- --------- ---------    --------- --------- ---------
                                             Per-Share                        Per-Share                        Per-Share
(Amounts in  thousands,  Net                  Amount     Net                   Amount      Net                  Amount
except per share data)   Earnings   Shares               Earnings    Shares                Earnings   Shares
------------------------           --------- ---------              --------- ---------              --------- ---------
                         =========                       ==========                        =========
Net earnings             $344,983                         $257,358                         $195,720
                         =========                       ==========                        =========

Basic EPS
Net earnings available
to common shareholders   $344,983   107,491     $3.21     $257,358   103,112     $2.50     $195,720    98,352     $1.99

Effect of Dilutive                                                                            -
Stock Options                         4,035                  -         2,565                            1,918
                         --------- ---------             ---------- ---------              --------- ---------

Diluted EPS
Net earnings available
to common shareholders   $344,983   111,526     $3.09     $257,358   105,677     $2.44     $195,720   100,270     $1.95
                         ========= ========= =========   ========== ========= =========    ========= ========= ---------

------------------------ --------- --------- --------- - ---------- --------- --------- -- --------- --------- ---------

Financial Statement Reclassifications and Restatement

Certain amounts reflected in the Consolidated Financial Statements for the years ended February 28(29), 1997 and 1996 have been reclassified to conform to the presentation for the year ended February 28, 1998.
NOTE B - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements consisted of the following.

   ------------------------------------------- --------------------------------------------------------------------
                                                                                     February 28,
                                                                          ----------------- -- -------------- -----
      (Dollar amounts in thousands)                                                1998                1997
   ------------------------------------------------------------------- -- ----------------- -- -------------- -----
      Buildings                                                               $  84,526             $ 69,786
      Office equipment                                                          223,792              176,957
      Leasehold improvements                                                     28,136               26,853
                                                                          -----------------    --------------
                                                                                336,454              273,596
      Less: accumulated depreciation and amortization                          (133,353)            (102,259)
                                                                          -----------------    --------------
                                                                                203,101              171,337
      Land                                                                       23,229               18,767
                                                                          =================    ==============
                                                                               $226,330             $190,104
                                                                          =================    ==============

   ------------------------------------------------------------------- -- ----------------- -- -------------- -----

Depreciation expense and amortization amounted to $31.8 million, $29.0 million and $21.1 million for the years ended February 28(29), 1998, 1997 and 1996, respectively.

NOTE C - MORTGAGE SERVICING RIGHTS

The activity in mortgage servicing rights for the years ended February 28(29), 1998, 1997 and 1996 was as follows.

   --------------------------------------------- -- -------------------------------------------------------------
                                                                          February 28(29),
                                                    ---------------- --- ---------------- --- ---------------- --
      (Dollar amounts in thousands)                       1998                 1997                 1996
   --------------------------------------------- -- ---------------- --- ---------------- --- ---------------- --
      Mortgage Servicing Rights
         Balance at beginning of period               $3,026,494           $2,385,299           $1,796,897
         Additions                                     1,149,988              858,912              869,579
         Scheduled amortization                         (300,312)            (220,099)            (168,017)
         Hedge losses (gains) applied                   (222,852)              59,753             (113,160)
         Reclassification of rights in excess of
             minimum contractually specified
             servicing fees                                    -              (57,371)                   -
                                                    ----------------     ----------------     ----------------
         Balance before valuation reserve
                 at end of period                      3,653,318            3,026,494            2,385,299
                                                    ----------------     ----------------     ----------------

      Reserve for Impairment of Mortgage Servicing Rights
         Balance at beginning of period                   (2,668)             (61,634)                   -
         Reductions (additions)                          (38,640)                58,966            (61,634)
                                                    ----------------     ----------------     ----------------
         Balance at end of period                        (41,308)            (  2,668)             (61,634)
                                                    ================     ================     ================
         Mortgage Servicing Rights, net               $3,612,010           $3,023,826           $2,323,665
                                                    ================     ================     ================

   --------------------------------------------- -- ---------------- --- ---------------- --- ---------------- --

    The estimated fair value of recognized mortgage servicing rights was $3.7 billion and $3.1 billion at February 28, 1998 and 1997, respectively. The fair value was determined by discounting estimated net future cash flows from mortgage servicing activities using discount and prepayment rates that approximate current market rates.

NOTE D - OTHER ASSETS

    Other assets at February 28, 1998 and 1997 included the following.

   ---------------------------------------------------------- -----------------------------------------------------
                                                                                      February 28,
                                                                         ----------------- --- ---------------- ---
       (Dollar amounts in thousands)                                          1998                  1997
   ------------------------------------------------------------------ -- ----------------- --- ---------------- ---
       Servicing hedge instruments                                            $  801,335            $  372,029
       Mortgage-backed securities retained in securitization                     466,259               293,030
       Rewarehoused FHA and VA loans                                             426,407               556,571
       Trading securities                                                        255,216               130,915
       Servicing related advances                                                231,437               159,107
       Loans held for investment                                                 115,713                66,780
       Equity securities                                                          96,152                 8,400
       Accrued interest                                                           84,601                18,954
       Receivables related to broker-dealer activities                           148,976                51,574
       Other                                                                     451,847               219,559
                                                                         -----------------     ----------------
                                                                              $3,077,943          $  1,876,919
                                                                         =================     ================


   ------------------------------------------------------------------ -- ----------------- --- ---------------- ---


NOTE E - AVAILABLE FOR SALE SECURITIES

Amortized cost and fair value of available for sale securities as of February 28, 1998 and 1997 were as follows.

   -------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                February 28, 1998
                                    ---------------- - ------------------------------------ -- ---------------- ---
                                                            Gross               Gross
                                      Amortized           Unrealized         Unrealized             Fair
   (Dollar amounts in thousands)         Cost               Gains              Losses               Value
   -------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

        CMOs                             $204,234            $     -            ($12,411)           $191,823
        Equity Securities                   7,315             18,471                   -              25,786
                                    ================   =================   ================    ================
                                         $211,549            $18,471            ($12,411)           $217,609
                                    ================   =================   ================    ================

   -------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

   -------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                February 28, 1997
                                    ---------------- - ------------------------------------ -- ---------------- ---
                                                            Gross               Gross
                                      Amortized           Unrealized         Unrealized             Fair
   (Dollar amounts in thousands)         Cost               Gains              Losses               Value
   -------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

        CMOs                             $217,004              $   -            ($50,074)           $166,930
                                    ================   =================   ================    ================
                                         $217,004                  -            ($50,074)           $166,930
                                    ================   =================   ================    ================

---------------- - ----------------- - ---------------- -- ---------------- ---

NOTE F - NOTES PAYABLE

    Notes payable consisted of the following.

   ---------------------------------------------------------- -----------------------------------------------------
                                                                                      February 28,
                                                                         ----------------- --- ---------------- ---
       (Dollar amounts in thousands)                                            1998                  1997
   ------------------------------------------------------------------ -- ----------------- --- ---------------- ---
       Commercial paper                                                       $2,119,330            $1,943,368
       Medium-term notes, Series A, B, C, D, E and F                           4,137,185             2,346,800
       Repurchase agreements                                                     181,121               220,637
       Subordinated notes                                                        200,000               200,000
       Unsecured notes payable                                                   835,000                     -
       Other notes payable                                                         2,585                 2,519
                                                                         =================     ================
                                                                              $7,475,221            $4,713,324
                                                                         =================     ================

   ------------------------------------------------------------------ -- ----------------- --- ---------------- ---

Revolving Credit Facility and Commercial Paper

    As of February 28, 1998, CHL, the Company's mortgage banking subsidiary, had an unsecured credit agreement (revolving credit facility) with forty-five commercial banks permitting CHL to borrow an aggregate maximum amount of $4.0 billion. The purpose of the revolving credit facility is to provide liquidity back-up for CHL's $4.0 billion commercial paper program. The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL. As consideration for the facility, CHL pays annual commitment fees of $3.8 million. The interest rate on direct borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. This interest rate varies, depending on CHL's credit ratings. No amount was outstanding under the revolving credit facility at February 28, 1998. The revolving credit facility consists of a five year facility of $3.0 billion which expires on September 24, 2002 and a one year facility of $1.0 billion which expires on September 24, 1998. The weighted average borrowing rate on commercial paper borrowings for the year ended February 28, 1998 was 5.61%. The weighted average borrowing rate on commercial paper outstanding as of February 28, 1998 was 5.63%.

Medium-Term Notes

    As of February 28, 1998, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission were as follows.

-----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                              Outstanding Balance                Interest Rate             Maturity Date
                                                            ----------------------  ----------------------------
                -------------------------------------------
                Floating-Rate   Fixed-Rate       Total         From        To           From           To
                ------------------------------------------- ----------- ----------  ------------- --------------

      Series A  $               $  230,500    $  230,500       6.86%       8.79%     Mar. 1998      Mar. 2002
                          -

      Series B            -        396,000       396,000       6.02%       6.98%     Mar. 1998      Aug. 2005

      Series C      208,000        197,000       405,000       5.27%       8.43%     Apr. 1999      Mar. 2004

      Series D      115,000        402,000       517,000       5.88%       6.88%     Aug. 1998      Sep. 2005

      Series E      310,000        673,000       983,000       5.75%       7.45%     Feb. 2000      Oct. 2008

      Series F      591,000      1,014,685     1,605,685       5.59%       6.84%     Oct. 1999      Feb. 2005
                -------------------------------------------

     Total       $1,224,000     $2,913,185    $4,137,185
                ===========================================

--------------------------------------------------------------------------------

    As of February 28, 1998, all of the outstanding fixed-rate notes had been effectively converted through interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the year ended February 28, 1998, including the effect of the interest rate swap agreements, was 6.20%.

Repurchase Agreements

    As of February 28, 1998, the Company had entered into short-term financing arrangements to sell MBS under agreements to repurchase. The weighted average borrowing rate for the year ended February 28, 1998 was 5.61%. The weighted average borrowing rate on repurchase agreements outstanding as of February 28, 1998 was 5.58%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical MBS.

Subordinated Notes

    The 8.25%  subordinated  notes are due July 15,  2002.  Interest  is payable semi-annually  on each  January 15 and July 15. The  subordinated  notes are not
redeemable   prior  to  maturity  and  are  not  subject  to  any  sinking  fund requirements.

Pre-Sale Funding Facilities

    As of February 28, 1998, CHL had uncommitted revolving credit facilities with the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. Interest rates are based on LIBOR, federal funds and/or the prevailing rates for MBS repurchase agreements. The weighted average borrowing rate for all such facilities for the year ended February 28, 1998 was 5.73%. As of February 28, 1998, the Company had no outstanding borrowings under any of these facilities.

    Maturities of notes payable are as follows.

    ---------------- ------------------------------------------- ----------------------------------------------
                             Year ending February 28(29),                      (Dollar amounts in thousands)
    ---------------- ------------------------------------------- ----------------------------------------------

                                        1999                                   $3,279,489
                                        2000                                      673,477
                                        2001                                      507,070
                                        2002                                      722,000
                                        2003                                      658,500
                                     Thereafter                                 1,634,685
                                                                            =================
                                                                               $7,475,221
                                                                            =================

    ---------------- ------------------------------------------- -------- ------------------- -----------------

NOTE G - COMPANY-OBLIGATED CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

    On December 11, 1996, Countrywide Capital I (the "Subsidiary Trust I"), a subsidiary of the Company, issued $300 million of 8% Capital Trust Pass-through Securities (the "8% Capital Securities"). In connection with the Subsidiary Trust I issuance of the 8% Capital Securities, CHL issued to the Subsidiary Trust I, $309 million of its 8% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debt Securities I"). The Subordinated Debt Securities I are due on December 15, 2026 with interest payable semi-annually on June 15 and December 15 of each year. The Company has the right to redeem at par, plus accrued interest, the 8% Capital Securities any time on or after December 15, 2006. The sole assets of the Subsidiary Trust I are and will be the Subordinated Debt Securities I.

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

    In relation to Subsidiary Trusts I and III, CHL has the right to defer payment of interest by extending the interest payment period, from time to time, for up to 10 consecutive semi-annual periods. If interest payments on the Debentures are so deferred, the Company and CHL may not declare or pay dividends on, or make a distribution with respect to, or redeem, purchase or acquire, or make a liquidation  payment with respect to, any of its capital  stock.

NOTE H - INCOME TAXES

    Components of the provision for income taxes were as follows.

      -- ------------------------------ ------------------------------------------------------------ --------
                                                                       Year ended February 28(29),
                                                       ---------------- -- ------------- -- ------------- ---

      -- ----------------------------------------- --- ---------------- -- ------------- -- ------------- ---
                                                       ---------------- -- ------------- -- ------------- ---
         (Dollar amounts in thousands)                       1998               1997            1996
      -- ----------------------------------------- --- ---------------- -- ------------- -- ------------- ---

         Federal expense - deferred                       $181,228            $135,991         $106,789
         State expense -  deferred                          39,335              28,549           23,691
                                                       ================    =============    =============
                                                          $220,563            $164,540         $130,480
                                                       ================    =============    =============

      -- ----------------------------------------- --- ---------------- -- ------------- -- ------------- ---

    The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of earnings.

      -- ------------------------------ ------------------------------------------------------------ --------
                                                                       Year ended February 28(29),
                                                       --------------- -- -------------- --- ------------ ---
                                                             1998             1997               1996
      -- ----------------------------------------- --- --------------- -- -------------- --- ------------ ---

         Statutory federal income tax rate                   35.0%            35.0%               35.0%
         State income and franchise taxes, net
            of federal tax effect                             4.0              4.0                 5.0
                                                       ===============    ==============     ============
                Effective income tax rate                    39.0%            39.0%               40.0%
                                                       ===============    ==============     ============

      -- ----------------------------------------- --- --------------- -- -------------- --- ------------ ---

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below.

       --- ------------------------------------------- -------------------------------------------------- ---
                                                                    Year Ended February 28(29),
                                                       --------------------------------------------------
          (Dollar amounts in thousands)                     1998              1997              1996
      -------------------------------------------------------------------------------------------------------

          Deferred income tax assets:
              Net operating losses                       $  152,279           $131,253           $101,303
              State income and franchise taxes               49,649             39,487             30,276
              Reserves, accrued expenses and other           28,033             40,067             16,902
                                                      -----------------  ---------------    -------------
          Total deferred income tax assets                  229,961            210,807            148,481
                                                      -----------------  ---------------    -------------

          Deferred income tax liabilities:
              Mortgage servicing rights                   1,079,364            846,450            645,693
              Gain on sale of subsidiary                     23,681                  -                  -
                                                      -----------------  ---------------    -------------
          Total deferred income tax liabilities           1,103,045            846,450            645,693
                                                      -----------------  ---------------    -------------

          Deferred income taxes                          $  873,084           $635,643           $497,212
                                                      =================  ===============    =============

      -------------------------------------------------------------------------------------------------------

    At February 28, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $12.3 million expiring in 2003, $19.7 million expiring in 2004, $3.2 million expiring in 2006, $5.1 million expiring in 2008, $131.4 million expiring in 2009, $74.0 million expiring in 2010, $41.0 million expiring in 2011, $84.1 million expiring in 2012 and $64.0 million expiring in 2013.

NOTE I - FINANCIAL INSTRUMENTS

Derivative Financial Instruments

    The Company utilizes a variety of derivative financial instruments to manage interest-rate risk. These instruments include interest rate floors, MBS mandatory forward sale and purchase commitments, options to sell or buy MBS and treasury securities, options on CPC, interest rate caps, Capped Swaps, Swaptions, interest rate futures, interest rate swaps, and P/O swaps. These instruments involve, to varying degrees, elements of interest-rate and credit risk. All of the Company's derivative financial instruments are held or issued for purposes other than trading.

    While the Company does not anticipate nonperformance by any counterparty, the Company is exposed to credit loss in the event of nonperformance by the counterparties to the various over-the-counter instruments. The Company manages this credit risk by entering into agreements with well established, financially strong entities having a long-term credit rating of single A or better. The Company's exposure to credit risk in the event of default by a counterparty is the current cost of replacing the contracts net of any available margins retained by the Company or the Mortgage-Backed Securities Clearing Corporation (the "MBSCC"), an independent clearing agent. The amounts of credit risk as of February 28, 1998, if the counterparties failed completely and if the margins, if any, retained by the Company or the MBSCC were to become unavailable, and net of margin accounts follows:

--------------------------------------------------------------- ------------------------------------------
(Dollar amounts in millions)                                        As of February 28, 1998
--------------------------------------------------------------- ------------------------------------------

         Interest rate floors                                                $374.0
         MBS mandatory delivery and purchase commitments                       18.4
         Interest rate caps                                                    41.3
         Swaptions                                                             27.2
         Interest rate swaps                                                  155.2
                                                                       ------------------
             Total                                                            616.1
         Less: Margin accounts held                                          (214.9)
                                                                       ==================
                Net Credit Risk                                              $401.2
                                                                       ==================

---------------------------------------------------------------------- ------------------ ----------------

Hedge of Committed Pipeline and Mortgage Loan Inventory

    As of February 28, 1998, the Company had short-term rate and point commitments amounting to approximately $7.0 billion (including $6.6 billion fixed-rate and $.4 billion adjustable-rate) to fund mortgage loan applications in process subject to approval of the loans (the "Committed Pipeline") and an additional $1.4 billion of mortgage loans subject to property identification and borrower qualification. Substantially all of these commitments are for periods of 60 days or less. (After funding and sale of the mortgage loans, the Company's exposure to credit loss in the event of nonperformance by the mortgagor is limited as described in Note J).

    In order to offset the risk that a change in interest rates will result in a decrease in the value of the Company's current Inventory or its loan commitments, the Company enters into hedging transactions. The Company's hedging policies generally require that substantially all of its Inventory and the maximum portion of its Committed Pipeline that may close be hedged with forward contracts for the sale of MBS or options on MBS. The MBS that are to be delivered under these contracts and options are fixed or adjustable-rate, corresponding with the composition of the Company's Inventory and Committed Pipeline. At February 28, 1998, the notional amount of forward contracts and options to purchase MBS aggregated $6.7 billion and $4.8 billion, respectively. The forward contracts and options extend through October 1998. The Company is not exposed to significant risk nor will it derive any significant benefit from changes in interest rates on the price of the Inventory net of gains or losses of associated hedge positions. The correlation between the price performance of the Inventory being hedged and the hedge instruments is very high due to the similarity of the asset and the related hedge instrument. The Company is exposed to the risk that the portion of loans from the Committed Pipeline that actually closes at the committed price is less than or more than the estimated amount of closing in the event of a decline or rise in rates during the commitment period. The estimated amount of loans closing from the Committed Pipeline is influenced by many factors, including the composition of the Company's Committed Pipeline, the historical and expected portion of the Committed Pipeline likely to close and the timing of such closings. At February 28, 1998, the Company had open commitments amounting to approximately $16.6 billion to sell MBS with varying settlement dates generally not extending beyond August 1998, and options to sell MBS through December 1998 with a total notional amount of $6.2 billion.

Servicing Hedge

    The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. To further mitigate the effect on earnings of higher amortization and impairment of MSRs resulting from increased prepayment activity that generally occurs when interest rates decline, the Company utilizes its Servicing Hedge, consisting of financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline. These financial instruments include options on interest rate futures and MBS, interest rate floors, interest rate swaps, interest rate caps, Capped Swaps, Swaptions, options on CPC, P/O swaps and certain tranches of CMOs.

    The CMOs, which consist primarily of P/O securities, have been purchased at deep discounts to their par values. As interest rates decline, prepayments on the collateral underlying the CMOs should increase which should result in a decline in the average lives of the P/O securities and an increase in the present values of their cash flows. At February 28, 1998, the carrying value of CMOs included in the Servicing Hedge was approximately $191.8 million.


    The following summarizes the notional amounts of Servicing Hedge derivative contracts.

------------------------------------- ------------------- -------------------- ------------------- ---------------------
(Dollar amounts in millions)               Balance,                               Dispositions/          Balance,
                                       February 28, 1997       Additions           Expirations         February 28,
                                                                                                           1998
------------------------------------- ------------------- -------------------- ------------------- ---------------------

Interest Rate Floors                        $26,250              13,500             ( 6,750)             $33,000
Long Call Options on
  Interest Rate Futures                      $4,200              99,600             (24,400)             $79,400
Long Put Options on
  Interest Rate Futures                           -              11,775             ( 1,975)              $9,800
Interest Rate Futures                             -               5,000                    -              $5,000
Capped Swaps                                 $1,000                   -                    -              $1,000
Interest Rate Swaps                               -               3,900                    -              $3,900
Principal - Only Swaps                      $   268                   -             (   268)                   -
Interest Rate Cap                            $1,000               4,000             (   500)              $4,500
Swaptions                                    $1,750               1,000             (   900)              $1,850
Options  on  Callable   Pass-through
Certificates                                  $   -               2,561                    -              $2,561

------------------------------------- ------------------- -------------------- ------------------- ---------------------

    The Servicing Hedge instruments utilized by the Company are intended to protect the value of the investment in MSRs from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of hedge instruments declines. With respect to the options, Swaptions, floors, caps and CMOs, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. With respect to the Capped Swaps contracts entered into by the Company as of February 28, 1998, the Company estimates that its maximum exposure to loss over the contractual term is $24.5 million. With respect to the Swap contracts entered into by the Company as of February 28, 1998, the Company estimates that its maximum exposure to loss over the contractual term is $153.0 million. The Company's exposure to loss on futures is related to changes in the Eurodollar rate over the life of the contract. The Company estimates that its maximum exposure to loss over the contractual term is $18.0 million.

    There can be no assurance that the Servicing Hedge will generate gains in the future, or if gains are generated, that they will fully offset impairment of the MSRs.

Interest Rate Swaps

    As of February 28, 1998, CHL had interest rate swap agreements, in addition to those included in the Servicing Hedge, with certain financial institutions having notional principal amounts totaling $4.1 billion. The effect of these agreements is to enable CHL to convert its fixed-rate long term debt borrowings to LIBOR-based floating-rate cost borrowings (notional amount $3.4 billion), to convert a portion of its commercial paper and medium-term note borrowings from one floating-rate index to another (notional amount $0.1 billion) and to convert the earnings rate on the custodial accounts held by CHL from floating to fixed (notional amount $0.6 billion). Payments are due periodically through the termination date of each agreement. The agreements expire between March 1998 and June 2027.

    The interest rate swap agreements related to debt had an average fixed rate (receive rate) of 6.22% and an average floating rate indexed to 3-month LIBOR (pay rate) of 5.72% at February 28, 1998. The interest rate swap agreements related to custodial accounts had an average fixed rate (receive rate) of 6.89% and an average floating rate indexed to 1 to 3-month LIBOR (pay rate) of 5.72% at February 28, 1998.

Fair Value of Financial Instruments

    The following disclosure of the estimated fair value of financial instruments as of February 28, 1998 and 1997 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   -- ---------------------------------------------- ------------------------------- --- ----------------------------

                                                            February 28, 1998                 February 28, 1997
                                                     ------------------------------- --- ----------------------------

                                                       Carrying        Estimated        Carrying          Estimated
      (Dollar amounts in thousands)                    amount         fair value        amount           fair value
   -- ---------------------------------------------- ------------ -- ------------- -- ------------- --- -------------
      Assets:
          Mortgage loans and mortgage-backed securities
             held for sale                            $5,292,191      $5,292,191       $2,579,972        $2,579,972
          Items included in other assets:
               Trading securities                        255,216         255,216          130,915           130,915
               Reverse repurchase agreements              53,560          53,560                -                 -
               CMOs purchased                            191,823         191,823          165,452           165,452
               Mortgage-backed securities retained in
                 securitizations                         466,259         466,259          293,030           293,030
          Equity Securities - restricted and unrestricted 96,152          96,152            8,400            25,900
          Rewarehoused FHA and VA loans                  426,407         426,407          556,571           556,571

      Liabilities:
          Notes payable                                7,475,221       7,589,593        4,713,324         4,738,763
          Repurchase agreements                            7,190           7,456           24,083            24,891
          Securities sold not yet purchased              165,316         165,316                -                 -

      Derivatives:
          Interest rate floors                           378,023         373,964          167,204           137,047
          Contracts on MBS                                     -         ( 5,719)               -           (38,119)
          Options on MBS                                  33,290          24,125           43,058            29,240
          Options on interest rate futures                32,093          13,546            6,431             1,625
          Options on callable pass-through certificates   34,451          44,278                -                 -
          Interest rate caps                              83,512          41,319           30,912            29,127
          Capped Swaps                                     5,405         ( 1,795)         (11,609)          (11,609)
          Swaptions                                       27,213          27,213           19,701            19,482
          Interest rate futures                          ( 3,359)        ( 3,359)               -                 -
          Interest rate swaps                             44,717         155,229            5,340            (4,951)
          Principal-only swaps                                 -               -          (19,446)          (19,446)

      Short-term commitments to extend credit                  -          38,525                -            40,439

   -- ---------------------------------------------- ------------ -- ------------- -- ------------- --- -------------

    The fair value estimates as of February 28, 1998 and 1997 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

    The following describes the methods and assumptions used by the Company in estimating fair values.

Mortgage Loans and Mortgage-Backed Securities Held for Sale

    Fair value is estimated using the quoted market prices for securities backed by similar types of loans and dealer commitments to purchase loans on a servicing-retained basis.

Collateralized Mortgage Obligations

    Fair value is estimated using quoted market prices and by discounting future cash flows using discount rates that approximate current market rates and market consensus prepayment rates.

Mortgage-backed securities retained in securitization

    Fair value is estimated by discounting future cash flows using discount rates that approximate current market rates and market consensus prepayment rates.

Derivatives

    Fair value is defined as the amount that the Company would receive or pay to terminate the contracts at the reporting date. Market or dealer quotes are available for many derivatives; otherwise, pricing or valuation models are applied to current market information to estimate fair value.

Notes Payable

    Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

NOTE J - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

    On September 29, 1997, the United States District Court adopted the recommendation of a magistrate denying class certification in a lawsuit which was filed against CHL and a mortgage broker by Jeff and Kathy Briggs as a purported class action. The effect of the ruling is that the lawsuit will not proceed as a class action and will be limited to the Briggs' own claims. The Briggs are seeking reconsideration of the Court's ruling. The suit entitled Briggs v. Countywide, et. al and filed in the Northern Division of the United States District Court for the Middle District of Alabama, alleges that in connection with residential mortgage loan closings, CHL made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages plus, as to certain claims, treble damages. In early 1998, two additional purported class action lawsuits were filed making essentially the same allegations about broker compensation as were made in Briggs. William C. Elliott et. al v. Countrywide Home Loans, Inc. was filed on February 18, 1998 in the United States District Court for Northern District of Mississippi and Joseph W. Gann, Sr., et. al v. America's Wholesale Lender was filed on February 14, 1998 in the United States District Court for the Middle District of Alabama. CHL's management believes that its compensation programs to mortgage brokers comply with applicable laws and long standing industry practice, and that it has meritorious defenses to these actions. CHL intends to defend vigorously against these actions and believes that the ultimate resolution of such claims will not have a material adverse effect on the Company's financial position or results of operations.

    The Company and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to their business. Although it is difficult to predict the ultimate outcome of these proceedings, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

Commitments to Buy or Sell Mortgage-Backed Securities and Other Derivatives Contracts
    In connection with its open commitments to buy or sell MBS and other derivative contracts, the Company may be required to maintain margin deposits. With respect to the MBS commitments, these requirements are generally greatest during periods of rapidly declining interest rates. With respect to other derivative contracts, margin requirements are generally greatest during periods of increasing interest rates.

Lease Commitments

    The Company leases office facilities under lease agreements extending through September, 2011. Future minimum annual rental commitments under these non-cancelable operating leases with initial or remaining terms of one year or more are as follows.

                  --- ------------------------------------------ ------------------------------------
                              Year ending February 28(29),               (Dollar amounts in thousands)
                  --- ------------------------------- -------------------- -------------- -----------

                                       1999                                   $ 22,557
                                       2000                                     17,867
                                       2001                                     13,360
                                       2002                                     10,703
                                       2003                                      7,997
                                    Thereafter                                  53,323
                                                                           ==============
                                                                              $125,807
                                                                           ==============

                  --- ------------------------------- -------------------- -------------- -----------

    Rent expense was $30.2 million, $22.3 million and $20.4 million for the years ended February 28(29), 1998, 1997 and 1996, respectively.

Restrictions on Transfers of Funds

    The Company and certain of its subsidiaries are subject to regulatory and/or credit agreement restrictions which limit their ability to transfer funds to the Company through intercompany loans, advances or dividends. Pursuant to the revolving credit facility as of February 28, 1998, the Company is required to maintain $1.3 billion in consolidated net worth and CHL is required to maintain $1.2 billion of net worth, as defined in the credit agreement.

Loan Servicing

    As of February 28(29), 1998, 1997 and 1996, the Company serviced loans totaling approximately $182.9 billion, $158.6 billion and $136.8 billion, respectively. Included in the loans serviced at February 28(29), 1998, 1997 and 1996 were loans being serviced under subservicing agreements with total principal balances of $6.7 billion, $3.9 billion and $1.9 billion, respectively. The loans are serviced under a variety of servicing contracts. In general, these contracts include guidelines and procedures for servicing the loans, remittance requirements and reporting requirements, among other provisions.

Conforming conventional loans serviced by the Company (56% of the servicing portfolio at February 28, 1998) are securitized through the Fannie Mae or Freddie Mac programs. Such servicing is done on a non-recourse basis, whereby foreclosure losses are generally the responsibility of Fannie Mae or Freddie Mac and not of the Company. The government loans serviced by the Company are securitized through Government National Mortgage Association programs. The government loans are either insured against loss by the Federal Housing
Administration (20% of the servicing portfolio at February 28, 1998) or partially guaranteed against loss by the Department of Veterans Affairs (8% of the servicing portfolio at February 28, 1998). In addition, jumbo mortgage loans (16% of the servicing portfolio at February 28, 1998) are also serviced for various investors on a non-recourse basis.

    Properties securing the mortgage loans in the Company's servicing portfolio are geographically dispersed throughout the United States. As of February 28, 1998, approximately 35% of the mortgage loans (measured by unpaid principal balance) in the Company's servicing portfolio are secured by properties located in California. No other state contains more than 5% of the properties securing mortgage loans.

    Generally, the Company is not exposed to credit risk. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. The Company retains credit risk on the home equity and sub-prime loans it sells in the form of pools backing securities. As such, through retention of a subordinated interest in the trust, the Company bears primary responsibility for credit losses on the loans. At February 28, 1998, the Company had investments in such subordinated interests amounting to $251 million, which represents the maximum exposure to credit losses on the securitized home equity and sub-prime loans. While the Company generally does not retain credit risk with respect to the prime credit quality first mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of the representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company. Similarly, government loans serviced by the Company (29% of the Company's servicing portfolio at February 28, 1998) are insured by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Affairs. The Company is exposed to credit losses to the extent that the partial guarantee provided by the Department of Veterans Affairs is inadequate to cover the total credit losses incurred.

NOTE K - EMPLOYEE BENEFITS

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

-----------------------------------------------------------------------------------------------------------------
                                                                   Year ended February 28(29),
                                                          -------------------------------------------------------
                                                                1998              1997              1996
----- ------------------------------------------------- -- -------------- -- -------------- -- -------------- ---
      Number of Shares:
        Outstanding options at beginning of year             10,241,862         6,911,180        6,683,414
          Options granted                                     1,836,169         4,516,237        1,110,205
          Options exercised                                     (839,479)       (1,000,798)         (752,380)
          Options expired or cancelled                           (86,753)         (184,757)         (130,059)
                                                           ==============    ==============    ==============
        Outstanding options at end of year                   11,151,799        10,241,862        6,911,180
                                                           ==============    ==============    ==============

      Weighted Average Exercise Price:
        Outstanding options at beginning of year                  $19.03            $15.67
                                                                                                      $14.75
          Options granted                                          27.09             23.14             18.56
          Options exercised                                        16.07             14.26             11.60
          Options expired or canceled                              21.17             19.38             16.25
                                                           ==============    ==============    ==============
        Outstanding options at end of year                        $20.57            $19.03            $15.67
                                                           ==============    ==============    ==============

      Options exercisable at end of year                       5,407,177         3,862,565         3,437,985

      Options available for future grant                       1,920,487         3,078,591         1,410,485

----- ------------------------------------------------- -- -------------- -- -------------- -- -------------- ---

    Status of the outstanding stock options under the Plans at February 28, 1998 was as follows:

----------------------------------------------------------------------------------------------------------------

                                              Outstanding Options                      Exercisable Options
                           ---------------------------------------------------   -------------------------------

                              Weighted
                               Average                           Weighted                           Weighted
                              Remaining                           Average                           Average
          Exercise           Contractual                         Exercise                           Exercise
         Price Range            Life              Number           Price           Number            Price
      -------------------   ---------------   --------------    -------------    -------------    --------------
           $2.39 - $15.58      4.4 years         1,750,953          $12.02        1,567,026            $11.60
         $16.19 - $16.81       5.7               1,191,567          $16.55          974,908            $16.49
         $17.38 - $22.81       6.8               2,862,792          $20.08        1,827,499            $19.68
         $23.06 - $26.63        8.4              3,564,918          $23.23        1,037,369            $23.32
         $27.06 - $44.00        9.3              1,781,569          $27.12              375            $28.56
      ===================   ===============   ==============    =============    =============    --------------
          $2.39 - $44.00       7.2 years        11,151,799          $20.57        5,407,177            $17.46
      ===================   ===============   ==============    =============    =============    --------------

----- ------------------- - --------------- - -------------- -- ------------- -- ------------- -- --------------

    Had the estimated fair value of the options granted during the period been included in compensation expense, the Company's net earnings and earnings per share would have been as follows:

------------------------------------------- ----------------------------------------------------
(Dollar amounts in thousands,                             Year ended February 28,
                                            ----------------------------------------------------
 except  per share data)                          1998              1997             1996
------------------------------------------- ----------------- ---------------- -----------------
Net Earnings
     As reported                                $344,983          $257,358         $195,720
     Pro forma                                  $335,043          $241,115         $191,652

Basic Earnings Per Share
     As reported                                  $3.21            $2.50             $1.99
     Pro forma                                    $3.12            $2.34             $1.95

Diluted Earnings Per Share
     As reported                                  $3.09            $2.44             $1.95
     Pro forma                                    $3.00            $2.28             $1.91

------------------------------------------- ----------------- ---------------- -----------------

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model modified to consider cash dividends to be paid. The following weighted-average assumptions were used for grants in fiscal 1998, 1997 and 1996, respectively: dividend yield of 1.18%, 1.38% and 1.72%; expected volatility of 28%, 26% and 32%; risk-free interest rates of 6.5%, 6.6% and 5.9% and expected lives of five years for options granted in all three years. The average fair value of options granted during fiscal 1998, 1997 and 1996 was $8.89, $7.15 and $6.11, respectively.

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


    -- ----------------------------------------- ---- ------------------------------------------------------ ---
                                                                               Year ended February 28,
                                                                                                             ---
                                                                           -- ------------- --- ------------
       (Dollar amounts in thousands)                                              1998              1997
    -- ------------------------------------------------------------------- -- ------------- --- ------------ ---
       Actuarial present value of benefit obligations:
          Vested                                                                $10,849            $8,640
          Non-vested                                                              4,378             3,425
                                                                              -------------     ------------
       Total accumulated benefit obligation                                      15,227            12,065
       Additional benefits based on estimated future salary levels                8,706             6,439
                                                                                                ------------
                                                                              -------------
       Projected benefit obligations for service rendered to date                23,933            18,504
       Less:  Plan assets at fair value, primarily mortgage-backed securities   (18,152)          (13,677)
                                                                              -------------     ------------
       Projected benefit obligation in excess of Plan assets                      5,781             4,827
       Unrecognized net (loss) gain from past experience different from that assumed and
         effects of changes in assumptions                                         (809)             (903)
       Prior service cost not yet recognized in net periodic pension cost        (1,123)           (1,223)
       Unrecognized net asset at February 28, 1987 being recognized over 15 years   283               354
                                                                              -------------     ------------
       Accrued pension cost                                                      $4,132            $3,055
                                                                              =============     ============

       Net pension cost included the following components:
          Service cost - benefits earned during the period                       $3,241            $2,331
          Interest cost on projected benefit obligations                          1,273             1,153
          Actual return on Plan assets                                           (2,525)              598
          Net amortization and deferral                                           1,372            (1,614)
                                                                              =============     ============
       Net periodic pension cost                                                 $3,361            $2,468
                                                                              =============     ============

    -- ------------------------------------------------------------------- -- ------------- --- ------------ ---

    The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation for February 28, 1998 and 1997 was 7.25% and 7.50%, respectively. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4.0% for both years ended February 28, 1998 and 1997. The expected long-term rate of return on assets used was 8.0% for both years ended February 28, 1998 and 1997. Pension expense for the years ended February 28(29), 1998, 1997 and 1996 was $3.4 million, $2.5 million and $2.0 million, respectively. The Company makes contributions to the Plan in amounts that are deductible in accordance with federal income tax regulations.

NOTE L - SHAREHOLDERS' EQUITY

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

NOTE M - RELATED PARTY TRANSACTIONS

    On July 1, 1997, the Company sold the assets, operations and employees of Countrywide Asset Management Corporation ("CAMC"), a then wholly-owned subsidiary of the Company, to INMC Mortgage Holdings, Inc. (formerly CWM Mortgage Holdings, Inc.) ("INMC"). CAMC was formally the manager of INMC. As consideration, the Company received 3,440,800 newly issued common shares of INMC. These shares have resale restrictions for up to a period of three years. The transaction was structured as a merger of CAMC with and into INMC.

    Prior to the sale, CAMC received certain management fees and incentive compensation. During the fiscal years ended February 28(29), 1998, 1997 and 1996, CAMC earned $0.6 million, $1.6 million and $2.0 million, respectively, in base management fees from INMC and its subsidiaries. In addition, during the fiscal years ended February 28(29), 1998, 1997 and 1996, CAMC received $3.1 million, $8.6 million and $6.6 million, respectively, in incentive compensation.

    Prior to the sale, CAMC incurred many of the expenses related to the operations of INMC and its subsidiaries, including personnel and related expenses, subject to reimbursement by INMC. During the fiscal years ended February 28(29), 1998, 1997 and 1996, the amount of expenses incurred by CHL which were allocated to CAMC and reimbursed by INMC totaled $16.0 million, $29.2 million and $17.1 million, respectively.

    INMC held an option to purchase conventional loans from CHL at the prevailing market price. During the years ended February 28(29), 1998, 1997 and 1996, INMC purchased $2.9 million, $51.5 million and $14.3 million, respectively, of conventional non-conforming mortgage loans from CHL pursuant to this option.

    CHL services mortgage loans issued by subsidiaries of INMC with outstanding balances of approximately $4.4 billion at February 28, 1998. CHL received $1.9 million, $0.6 million and $0.1 million in subservicing fees for the years ended February 28 (29), 1998, 1997 and 1996, respectively.

NOTE N - SEGMENT INFORMATION

    The Company and its subsidiaries operate primarily in the mortgage banking industry. Operations in mortgage banking involve CHL's origination and purchase of mortgage loans, sale of mortgage loans in the secondary mortgage market, servicing of mortgage loans and the purchase and sale of rights to service mortgage loans.

    Segment information for the year ended February 28, 1998 was as follows.

   ----------------------------- ---- --- -- ------------ ---- ----------- ---- ------------ ----- -------------
                                                                                 Adjustments
                                               Mortgage                              and
   (Dollar amounts in thousands)                Banking           Other         Eliminations       Consolidated
   ----------------------------- ---- --- -- ------------ ---- ----------- ---- ------------ ----- -------------
   Unaffiliated revenue                      $  1,260,306        $ 248,654       $         -        $ 1,508,960

   Intersegment revenue                               351           -                  (351)                 -
                                             ------------      -----------      ------------       -------------
                                             ------------      -----------      ------------       -------------

        Total revenue                        $  1,260,657       $  248,654        $    (351)         $ 1,508,960

                                             ============      ===========      ============       -------------

   Earnings before income taxes              $    421,748       $  143,798      $        -        $    565,546
                                             ============      ===========      ============       =============


   Identifiable assets as
      of February 28, 1998                    $11,508,573      $ 3,137,247      ($2,426,639)         $12,219,181
                                             ============      ===========      ============       -------------


   ----------------------------- ---- --- -- ------------ ---- ----------- ---- ------------ ----- -------------

    Segment information for the year ended February 28, 1997 was as follows.

   ----------------------------- ---- --- -- ------------ ---- ----------- ---- ------------ ----- -------------
                                                                                 Adjustments
                                               Mortgage                              and
   (Dollar amounts in thousands)                Banking           Other         Eliminations       Consolidated
   ----------------------------- ---- --- -- ------------ ---- ----------- ---- ------------ ----- -------------
   Unaffiliated revenue                        $1,006,146       $  106,316      $         -         $  1,112,462

   Intersegment revenue                               392              -                (392)                -
                                             ------------      -----------      ------------       -------------


        Total revenue                          $1,006,538       $  106,316      $       (392)       $  1,112,462

                                             ============      ===========      ============       =============


   Earnings before income taxes               $   369,020       $   52,878      $        -          $   421,898

                                             ============      ===========      ============       =============


   Identifiable assets as
      of February 28, 1997                     $7,415,050      $ 2,158,835      ($1,884,795)          $7,689,090
                                             ============      ===========      ============       =============


   ----------------------------- ---- --- -- ------------ ---- ----------- ---- ------------ ----- -------------

NOTE N - SEGMENT INFORMATION (Continued)

    Segment information for the year ended February 29, 1996 was as follows.

   ----------------------------- ---- ---- -- ------------ ---- ----------- -- -------------- ---- -------------
                                                                                Adjustments
                                                Mortgage                            and
   (Dollar amounts in thousands)                 Banking           Other       Eliminations        Consolidated
   ----------------------------- ---- ---- -- ------------ ---- ----------- -- -------------- ---- -------------
   Unaffiliated revenue                        $  806,813        $ 53,959         $      -          $   860,742

   Intersegment revenue                             1,776                 -           (1,776)              -

                                              ------------      -----------    --------------      -------------

        Total revenue                         $   808,589        $   53,929      ($    1,776)       $   860,742
                                              ============      ===========    ==============      =============

   Earnings before income taxes               $   308,596       $   17,604        $        -        $   326,200

                                              ============      ===========    ==============      ==============
   Identifiable assets as
      of February 29, 1996                    $ 8,181,765        $ 1,454,609     ($1,299,388)      ($$8,336,986)
                                              ============      ===========    ==============      ==============


   ----------------------------- ---- ---- -- ------------ ---- ----------- -- -------------- ---- -------------

NOTE O - SUBSEQUENT EVENTS

    On March 18, 1998, the Company declared a cash dividend of $0.08 per common share payable April 30, 1998 to shareholders of record on April 14, 1998.

    On April 15, 1998 CHL entered into a one year Revolving Credit Agreement with 16 banks for total commitments of $1.3 billion. The facility contains terms consistent with the existing $4.0 billion revolving credit facility. The facility will serve as additional liquidity backup to CHL's commercial paper program.

    On or about May 28, 1998 CHL entered into a commitment to sell to qualified purchasers a total of $400 million Floating Rate Notes due 2003 listed on the Luxembourg Stock Exchange (the "Euro Notes"). The Euro Notes are fully and unconditionally guaranteed by the Company and will be issued under the Euro Medium Term Notes program established by CHL. The maximum aggregate principal amount outstanding at any one time under the program will not exceed $2.0 billion. The Euro Notes will not be registered under the Securities Act of 1933, as amended (the "Securities Act") and as such, they may not be offered or sold within the United States or to, or for the account or benefit of, U.S. persons except in accordance with an exemption from the registration requirements of the Securities Act.

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly data was as follows.

    -- ----------------------------------------- ---- ------------------------------------------------- ---------
                                                                         Three months ended
     (Dollar amounts in thousands, except per share   May 31         August 31     November 30   February 28
    data)
                                                  -------------- --------------- -------------- -----------------
    --------------------------------------------- -------------- --------------- -------------- -----------------
    Year ended February 28, 1998
       Revenue                                       $318,645        $405,156       $375,141          $410,018
       Expenses                                       203,942         225,272        243,693           270,507
       Provision for income taxes                      44,734          70,155         51,265            54,409
       Net earnings                                 $  69,969        $109,729      $  80,183         $  85,102
       Earnings per share(1)
          Basic                                         $0.66           $1.02          $0.75             $0.78
        Diluted                                         $0.64           $0.99          $0.71             $0.74

    Year ended February 28, 1997
       Revenue                                       $263,282        $270,815       $281,530          $296,835
       Expenses                                       163,898         168,361        173,440           184,865
       Provision for income taxes                      38,760          39,957         42,155            43,668
       Net earnings                                 $  60,624       $  62,497      $  65,935         $  68,302
       Earnings per share(1)
          Basic                                         $0.59           $0.61          $0.64             $0.65
          Diluted                                       $0.58           $0.60          $0.62             $0.63

    --------------------------------------------- -------------- --------------- -------------- -----------------
      (1) Earnings per share is computed  independently for each of the quarters presented.  Therefore,  the sum of the  quarterly  earnings  per share amounts  may not equal the annual  amount.  This is caused by rounding and the averaging effect of the number of share  equivalents  utilized throughout the year, which changes with the market price of the common stock.

NOTE Q - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

Summarized financial information for Countrywide Home Loans, Inc. was as follows.

   -- ----------------------------------------- ---- ------------------------------------------------- ---------
                                                                             February 28,
                                                             -------------- ----------- -------------- ---------
      (Dollar amounts in thousands)                               1998                       1997
   -- ---------------------------------------------- ------- -------------- ----------- -------------- ---------
      Balance Sheets:

       Mortgage loans and mortgage-backed
           securities held for sale                           $ 5,292,191                 $2,579,972
        Other assets                                            6,216,382                  4,835,078
                                                             ==============             ==============
           Total assets                                       $11,508,573                 $7,415,050
                                                             ==============             ==============

        Short- and long-term debt                             $ 8,747,794                 $5,220,277
        Other liabilities                                       1,027,884                    742,435
        Equity                                                  1,732,895                  1,452,338
                                                             ==============             ==============
          Total liabilities and equity                        $11,508,573                 $7,415,050
                                                             ==============             ==============


   -- ---------------------------------------------- ------- -------------- ----------- -------------- ---------


   --- ----------------------------------------- --- --------------------------------------------------- --------
                                                                       Year ended February 28,
                                                             --------------- ---------- --------------- ---------
       (Dollar amounts in thousands)                                1998                      1997
   --- --------------------------------------------- ------- --------------- ---------- --------------- ---------
       Statements of Earnings:

         Revenues                                              $1,260,657                 $1,006,538
         Expenses                                                 838,909                    637,518
         Provision for income taxes                               164,166                    143,918
                                                             ===============            ===============
           Net earnings                                       $   257,582                $   225,102
                                                             ===============            ===============

   --- --------------------------------------------- ------- --------------- ---------- --------------- ---------

NOTE R - IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and show the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The impact of the adoption of this statement is disclosure related and therefore Management believes that the adoption will not have a material impact on the Company.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Statement also establishes standards for related disclosure about products and services, geographic areas, and major customers. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application. The impact of the adoption of this statement is disclosure related and therefore Management believes that the adoption will not have a material impact on the Company.

    In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits ("SFAS No. 132"), an amendment of FASB Statements No. 87, 88, and 106. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required. The impact of the adoption of this statement is disclosure related and therefore Management believes that the adoption will not have a material impact on the Company.


                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                        COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                                  BALANCE SHEETS
                                           (Dollar amounts in thousands)

                                                                                             February 28,
                                                                                     -------------- -- --------------
                                                                                         1998              1997
                                                                                     --------------    --------------
Assets

   Cash                                                                              $       -         $       -
   Intercompany receivable                                                               278,966           120,126
   Investment in subsidiaries at equity in net assets                                  1,846,298         1,560,341
   Equipment and leasehold improvements                                                       88               108
   Other assets                                                                          207,005            36,934
                                                                                     --------------    --------------

              Total assets                                                            $2,332,357        $1,717,509
                                                                                     ==============    ==============

Liabilities and Shareholders' Equity

   Intercompany payable                                                               $  133,240       $     44,023
   Accounts payable and accrued liabilities                                               47,566            16,971
   Deferred income taxes                                                                  56,039            14,439
                                                                                                       --------------
                                                                                     --------------
              Total liabilities                                                          236,845            75,433

   Common shareholders' equity
     Common stock                                                                          5,460             5,305
     Additional paid-in capital                                                        1,049,364           917,942
     Unrealized gain on available-for-sale securities                                     11,267                 -
     Retained earnings                                                                 1,029,421           718,829
                                                                                     --------------    --------------
              Total shareholders' equity                                               2,095,512         1,642,076
                                                                                     --------------    --------------

              Total liabilities and shareholders' equity                              $2,332,357        $1,717,509
                                                                                     ==============    ==============

                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                                        COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                              STATEMENTS OF EARNINGS
                                           (Dollar amounts in thousands)

                                                                           Year ended February 28(29),
                                                                  -------------- -- -------------- -- --------------
                                                                      1998              1997              1996
                                                                  --------------    --------------    --------------

Revenue
   Interest earned                                                    $  6,421          $  1,148          $     31
   Interest charges                                                          -                 -            (1,952)
                                                                  --------------    --------------    --------------
     Net interest income                                                 6,421             1,148            (1,921)

   Gain on sale of subsidiary                                           57,381                 -                 -
   Dividend income                                                      10,350             1,550             2,332
                                                                  --------------    --------------    --------------
                                                                        74,152             2,698               411

Expenses                                                                (3,414)           (3,398)           (3,761)
                                                                  --------------    --------------    --------------
   Earnings (loss) before income tax provision/benefit and
equity in net earnings of subsidiaries                                  70,738              (700)           (3,350)

   Income tax (provision) benefit                                      (27,588)              273             1,340
                                                                  --------------    --------------    --------------

   Earnings (loss) before equity in net earnings of subsidiaries        43,150              (427)           (2,010)
Equity in net earnings of subsidiaries                                 301,833           257,785           197,730
                                                                  --------------    --------------    --------------

     NET EARNINGS                                                     $344,983          $257,358          $195,720
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


                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                                        COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                             STATEMENTS OF CASH FLOWS
                                            Increase (Decrease) in Cash
                                           (Dollar amounts in thousands)

                                                                           Year ended February 28(29),
                                                                  -------------- -- -------------- -- --------------
                                                                      1998              1997              1996
                                                                  --------------    --------------    --------------

Cash flows from operating activities:
   Net earnings                                                      $344,983          $257,358          $195,720
   Adjustments  to  reconcile  net  earnings  to net  cash  provided  (used)  by operating activities:
       Earnings of subsidiaries                                      (301,833)         (257,785)         (197,730)
       Depreciation and amortization                                       26                24                18
       Increase in other receivables and other assets                 (85,647)           (1,644)           (8,241)
       Increase in accounts payable and accrued liabilities            44,039             5,534             2,488
       Gain on sale of subsidiary                                     (57,381)             -                  -
       Gain on sale of available-for-sale securities                   (2,593)             -                  -
                                                                  --------------    --------------    --------------
         Net cash provided (used) by operating activities             (58,406)            3,487            (7,745)
                                                                  --------------    --------------    --------------

Cash flows from investing activities:
   Net change in intercompany receivables and payables                (53,066)          (44,901)           76,236
   Investment in subsidiaries                                          15,876            (6,832)         (239,368)
   Proceeds from available-for-sale securities                          3,678              -                  -
                                                                  --------------    --------------    --------------
         Net cash (used) provided by investing activities             (33,512)          (51,733)         (163,132)
                                                                  --------------    --------------    --------------

Cash flows from financing activities:
   Repayment of long-term debt                                              -                 -           (10,600)
   Issuance of common stock                                           126,309            81,235           212,438
   Cash dividends paid                                                (34,391)          (32,989)          (30,961)
                                                                  --------------    --------------    --------------
         Net cash provided (used) by financing activities              91,918            48,246           170,877
                                                                  --------------    --------------    --------------

              Net change in cash                                         -                 -                  -
Cash at beginning of year                                                -                 -                  -
                                                                  --------------    --------------    --------------

Cash at end of year                                                 $    -           $     -           $         -
                                                                  ==============    ==============    ==============

Supplemental cash flow information:
   Cash used to pay interest                                                -                 -        $     2,744
   Cash used to pay income taxes                                  $       186                 -                 -
   Noncash financing activities - issuance of common stock
      to acquire subsidiary                                                 -         $    16,717               -
    Unrealized gain (loss) on available-for-sale securities,
        net of tax                                                  $   11,267                -                 -

                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                                  SCHEDULE  II  -   VALUATION   AND   QUALIFYING
                                      ACCOUNTS   Three  years   ended   February
                                      28(29), 1998
                                           (Dollar amounts in thousands)



            Column A                  Column B                  Column C                  Column D          Column E
----------------------------------  --------------   --------------------------------  -----------------  --------------
                                    Additions
                                                     --------------------------------
                                     Balance at       Charged to         Charged                             Balance
                                      beginning        costs and        to other                             at end
                                      of period        expenses         accounts        Deductions (1)      of period
----------------------------------  --------------   --------------  ----------------  ------------------  -------------
Year ended February 28, 1998
   Allowance for losses                $24,749          $31,456         $   296             $21,823            $34,678
Year ended February 28, 1997
   Allowance for losses                $15,635          $21,064         $   242             $12,192            $24,749
Year ended February 29, 1996
   Allowance for losses                $11,183           $8,831         $   800            $  5,179            $15,635

----------------------------------
(1)  Actual   losses   charged   against   reserve,   net  of   recoveries   and
reclassification.



Exhibit List


      Exhibit
        No.                                             Description
-----------    ------------------------------------------------------------
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

     3.3.1 Amendment to Bylaws of Countrywide Credit Industries, Inc. dated January 28, 1998.

     3.3.2 Amendment to Bylaws of Countrywide Credit Industries, Inc. dated February 3, 1998.

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

 + 10.3.1  Amendment Number One to Restated  Employment  Agreement for Angelo R.
     Mozilo.

+ 10.3.2  Amendment  Number Two to Restated  Employment  Agreement for Angelo R.
     Mozilo.

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

    + 10.7 Countrywide Credit Industries, Inc. Deferred Compensation Plan Amended and Restated Effective January 1, 1998.

     10.8* Revolving Credit Agreement dated as of the 24th day of September, 1997, by and among Countrywide Home Loans, Inc., Bankers Trust Company, The First National Bank of Chicago, The Bank of New York, Chase Securities Inc., The Chase Manhattan Bank and the Lenders Party Thereto. (incorporated by reference to Exhibit 10.8 to the Company's Quarterly report on Form 10-Q August 31, 1997)

     + 10.9* Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 31, 1988).

     + 10.10* Key Executive  Equity Plan  (incorporated  by reference to Exhibit
10.4 to the Company's Quarterly Report on Form 10-Q dated May 31, 1988).

     + 10.11* 1987 Stock Option Plan, as Amended and Restated on May 15, 1989 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K dated February 28, 1989).

     + 10.11.1* First Amendment to the 1987 Stock Option Plan as Amended and Restated.(incorporated by reference to Exhibit 10.11.1 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997)

     + 10.11.2*Second Amendment to the 1987 Stock Option Plan as Amended and Restated. (incorporated by reference to Exhibit 10.11.2 to the Company's Quarterly Report on Form 10-K dated November 30, 1997)

     + 10.11.3*Third Amendment to the 1987 Stock Option Plan as Amended and Restated. (incorporated by reference to Exhibit 10.11.3 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997)

+ 10.12* 1986 Non-Qualified Stock Option Plan as amended (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2 to the Company's registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).

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

     + 10.20.6* Sixth Amendment to the 1991 Stock Option Plan. (incorporated by reference to Exhibit 10.20.6 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997)

     + 10.20.7* Seventh Amendment to the 1991 Stock Option Plan. (incorporated by reference to Exhibit 10.20.7 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997)

 + 10.21* 1992 Stock Option Plan dated as of December 22, 1992 (incorporated by reference to Exhibit 10.19.5 to the Company's Annual Report on Form 10-K dated February 28, 1993).

 + 10.21.1* First Amendment to the 1992 Stock Option Plan. (incorporated by reference to Exhibit 10.21.1 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997)

 + 10.21.2* First Amendment to the 1992 Stock Option Plan. (incorporated by reference to Exhibit 10.21.2 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997)

 + 10.22* Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated August 31, 1996).

     + 10.22.1* First Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5.1 to the Company's Annual Report on Form 10-Q dated August 31, 1996).

+ 10.22.2 Second Amendment to the Amendment and Restated 1993 Stock Option Plan.

+ 10.22.3 Third Amendment to the Amendment and Restated 1993 Stock Option Plan.

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

     21. List of subsidiaries.

     23. Consent of Grant Thornton LLP.

     27 Financial Data Schedules (included only with the electronic filing with the SEC)

 -------------------------
 *Incorporated by reference.
 +Constitutes a management contract or compensatory plan or arrangement.