Form 10-Q
period 1998-05-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1998-07-15
CIK 25191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                                   (Mark One)

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998

                                                  OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to  __________________________

Commission File Number:         1-8422



                       COUNTRYWIDE CREDIT INDUSTRIES, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            13-2641992
-------------------------------------- -----------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

4500 Park Granada, Calabasas, California                  91302
------------------------------------------- ------------------------------------
(Address of principal executive offices)            (Zip Code)

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
                                                   Yes       X      No
                                                         --------       --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                            Outstanding at July 13, 1998
                   -----                            ----------------------------
        Common Stock $.05 par value                           111,050,012

                                                    PART I
                                             FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

                           COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)
                                         (Dollar amounts in thousands)

                             A S S E T S
                                                                            May 31,              February 28,
                                                                              1998                   1998
                                                                       ------------------     -------------------


Cash                                                                     $     24,805            $     10,707
Mortgage loans and mortgage-backed securities held for sale                 6,013,739               5,292,191
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                  240,084                 226,330
Mortgage servicing rights, net                                              3,877,680               3,612,010
Other assets                                                                3,465,387               3,077,943
                                                                       ------------------     -------------------
       Total assets                                                       $13,621,695             $12,219,181
                                                                       ==================     ===================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                              $3,927,488              $3,945,606
                                                                       ==================     ===================

                LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                              $8,351,621              $7,475,221
Drafts payable issued in connection with mortgage loan closings               835,914                 764,285
Accounts payable, accrued liabilities and other                               788,419                 518,648
Deferred income taxes                                                         934,265                 873,084
                                                                       ------------------     -------------------
       Total liabilities                                                   10,910,219               9,631,238

Commitments and contingencies                                                       -                      -

Company-obligated  mandatorily redeemable capital trust pass-through  securities of subsidiary trusts holding solely Company
   guaranteed related subordinated debt                                       500,000                 500,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value;
   issued and outstanding, none                                                     -                      -
Common stock - authorized, 240,000,000 shares of $0.05 par
   value; issued and outstanding, 110,608,792 shares at       May
31, 1998 and 109,205,579 shares at February 28, 1998                            5,530                   5,460
Additional paid-in capital                                                  1,082,921               1,049,365
Accumulated other comprehensive income                                         11,662                   3,697
Retained earnings                                                           1,111,363               1,029,421
                                                                       ------------------     -------------------
       Total shareholders' equity                                           2,211,476               2,087,943
                                                                       ------------------     -------------------
       Total liabilities and shareholders' equity                         $13,621,695             $12,219,181
                                                                       ==================     ===================


Borrower and investor custodial accounts                                   $3,927,488              $3,945,606
                                                                       ==================     ===================

     The  accompanying  notes  are an  integral  part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
            (Dollar amounts in thousands, except earnings per share)

                                                                                       Three Months
                                                                                       Ended May 31,
                                                                                  1998              1997
                                                                              --------------    -------------
Revenues
   Loan origination fees                                                          $ 138,770          $ 53,499
   Gain on sale of loans, net of commitment fees                                    159,027            90,235
                                                                              --------------    -------------
     Loan production revenue                                                        297,797           143,734

   Interest earned                                                                  179,952            82,180
   Interest charges                                                                (168,420)          (81,834)
                                                                              --------------    -------------
     Net interest income                                                             11,532               346

   Loan servicing income                                                            242,691           214,315
   Amortization and impairment/recovery of
     mortgage servicing rights                                                     (149,342)          (25,956)
   Servicing hedge benefit (expense)                                                    631           (44,743)
                                                                              --------------    -------------
     Net loan administration income                                                  93,980           143,616

   Commissions, fees and other income                                                46,956            30,949
                                                                              --------------    -------------
         Total revenues                                                             450,265           318,645

Expenses
   Salaries and related expenses                                                    146,487            88,041
   Occupancy and other office expenses                                               62,677            38,066
   Guarantee fees                                                                    44,667            42,576
   Marketing expenses                                                                14,515            10,320
   Other operating expenses                                                          33,142            24,939
                                                                              --------------    -------------
         Total expenses                                                             301,488           203,942
                                                                              --------------    -------------

Earnings before income taxes                                                        148,777           114,703
   Provision for income taxes                                                        58,023            44,734
                                                                              --------------    -------------

NET EARNINGS                                                                       $ 90,754          $ 69,969
                                                                              ==============    =============

Earnings per share
   Basic                                                                           $0.82            $0.66
   Diluted                                                                         $0.78            $0.64








    The  accompanying  notes  are an  integral  part of these statements.


              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (Dollar amounts in thousands)

                                                                                                   Three Months
                                                                                                    Ended May 31,
                                                                                             1998                1997
                                                                                        ----------------    ---------------
Cash flows from operating activities:
   Net earnings                                                                           $   90,754          $   69,969
      Adjustments to reconcile net earnings to net cash
       provided (used) by operating activities:
      Gain on sale of available-for-sale securities                                            (2,387)                 -
     Amortization and impairment/recovery of mortgage
servicing rights                                                                              149,342              25,956
     Depreciation and other amortization                                                       12,996              11,224
     Deferred income taxes                                                                     58,023              44,734

     Origination and purchase of loans held for sale                                      (20,876,079)         (9,360,306)
     Principal repayments and sale of loans                                                20,154,531           7,359,509
                                                                                        ----------------    ---------------
         Increase in mortgage loans and mortgage-backed
       securities held for sale                                                              (721,548)         (2,000,797)

     Increase in other assets                                                                (385,113)            (28,088)
     Increase in accounts payable and accrued liabilities                                     269,771              13,548
                                                                                        ----------------    ---------------
       Net cash used by operating activities                                                 (528,162)         (1,863,454)
                                                                                        ----------------    ---------------
Cash flows from investing activities:
   Additions to mortgage servicing rights                                                    (415,012)           (220,512)
   Purchase of property, equipment and leasehold
     improvements - net                                                                       (23,022)            (13,497)
   Proceeds from sale of available-for-sale securities                                          8,619                  -
                                                                                        ----------------    ---------------
       Net cash used by investing activities                                                 (429,415)           (234,009)
                                                                                        ----------------    ---------------
Cash flows from financing activities:
   Net (decrease) increase in warehouse debt and other
     short-term borrowings                                                                    601,662           1,920,516
   Issuance of long-term debt                                                                 394,315             215,000
   Repayment of long-term debt                                                                (47,948)            (44,665)
   Issuance of common stock                                                                    32,458              19,140
   Cash dividends paid                                                                         (8,812)             (8,498)
                                                                                        ----------------    ---------------
       Net cash provided by financing activities                                              971,675           2,101,493
                                                                                        ----------------    ---------------
Net increase (decrease) in cash                                                                14,098               4,030
Cash at beginning of period                                                                    10,707              18,269
                                                                                        ================    ===============
Cash at end of period                                                                     $    24,805         $    22,299
                                                                                        ================    ===============
Supplemental cash flow information:
   Cash used to pay interest                                                              $   145,206         $    66,160
   Cash used to pay income taxes                                                          $       675         $         2
Noncash financing activities:
   Unrealized gain (loss) on available-for-sale securities,
     net of tax                                                                           $     7,965         $    (9,173)







      The  accompanying  notes  are an  integral  part of these statements.



              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                          (Dollar amounts in thousands)


                                                                                                  Three Months
                                                                                                  Ended May 31,
                                                                                              1998            1997
                                                                                         ---------------   --------------

NET EARNINGS                                                                                  $90,754           $69,969

Other comprehensive income, net of taxes:
    Unrealized gains (losses) on available for sale securities:
       Unrealized holding gains (losses) arising  during the                                    9,421            (9,173)
period
       Less: reclassification adjustment for gains included in
net                  earnings                                                                  (1,456)                -
                                                                                         ---------------   --------------
Other comprehensive income                                                                      7,965            (9,173)
                                                                                         ---------------   --------------
COMPREHENSIVE INCOME                                                                          $98,719           $60,796
                                                                                         ===============   ==============















    The  accompanying  notes  are an  integral  part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended May 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 1998 of Countrywide Credit Industries, Inc. (the "Company").

Certain amounts reflected in the consolidated financial statements for the periods ended May 31, 1997 have been reclassified to conform to the presentation for the three-month period ended May 31, 1998.

NOTE B - MORTGAGE SERVICING RIGHTS

    The activity in mortgage servicing rights was as follows.

   --------------------------------------------- ---------------------- ---------------------
                                                                          Quarter Ended
                                                                             May 31,
                                                                        ----------------
      (Dollar amounts in thousands)                                           1998
   --------------------------------------------- -- ---------------- -- ---------------- ----
      Mortgage Servicing Rights
         Balance at beginning of period                                   $3,653,318
         Additions                                                           415,012
         Scheduled amortization                                             (132,903)
         Hedge losses (gains) applied                                        (15,449)
                                                                        ----------------
         Balance before valuation reserve
                 at end of period                                          3,919,978
                                                                        ----------------

      Reserve for Impairment of Mortgage Servicing Rights
         Balance at beginning of period                                      (41,308)
         Reductions (additions)                                                 (990)
                                                                        ----------------
         Balance at end of period                                            (42,298)
                                                                        ================
         Mortgage Servicing Rights, net                                   $3,877,680
                                                                        ================

   --------------------------------------------- -- ---------------- -- ---------------- ----


                                   (UNAUDITED)

NOTE C - OTHER ASSETS

    Other assets consisted of the following.

   ---------------------------------------------------------- -----------------------------------------------------
                                                                                May 31,              February 28,
                                                                         -----------------     ----------------
       (Dollar amounts in thousands)                                              1998                  1998
   ------------------------------------------------------------------ -- ----------------- --- ---------------- ---
       Servicing hedge instruments                                            $  937,645            $  801,335
       Trading securities                                                        544,967               255,216
       Mortgage-backed securities retained in securitization                     479,443               466,259
       Rewarehoused FHA and VA loans                                             343,124               426,407
       Servicing related advances                                                223,359               231,437
       Receivables related to broker-dealer activities                           207,036               148,976
       Loans held for investment                                                 135,845               115,713
       Equity securities                                                          93,579                96,152
       Accrued interest                                                           73,892                84,601
       Other                                                                     426,497               451,847
                                                                         -----------------     ----------------
                                                                              $3,465,387            $3,077,943
                                                                         =================     ================




NOTE D - AVAILABLE FOR SALE SECURITIES

    Amortized cost and fair value of available for sale securities were as follows.

   -------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                                                  May 31, 1998
                                    ---------------- - ------------------------------------ -- ----------------
                                                            Gross               Gross
                                      Amortized           Unrealized         Unrealized             Fair
   (Dollar amounts in thousands)         Cost               Gains              Losses               Value
   -------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

        CMOs                             $199,209            $16,905            ($13,686)           $202,428
        Equity Securities                  77,680             15,899                   -              93,579
                                    ================   =================   ================    ================
                                         $276,889            $32,804            ($13,686)           $296,007
                                    ================   =================   ================    ================


   -------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                                                February 28, 1998
                                    ---------------- - ------------------------------------ -- ----------------
                                                            Gross               Gross
                                      Amortized           Unrealized         Unrealized             Fair
   (Dollar amounts in thousands)         Cost               Gains              Losses               Value
   -------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

        CMOs                             $204,234                  -            ($12,411)           $191,823
        Equity Securities                   7,315             18,471                   -              25,786
                                    ================   =================   ================    ================
                                         $211,549            $18,471            ($12,411)           $217,609
                                    ================   =================   ================    ================

   -------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---


NOTE E - NOTES PAYABLE

    Notes payable consisted of the following.

   ---------------------------------------------------------- -----------------------------------------------------
                                                                             May 31,              February 28,
                                                                         -----------------     ----------------
       (Dollar amounts in thousands)                                           1998                    1998
   ------------------------------------------------------------------ -- ----------------- --- ---------------- ---
       Commercial paper                                                       $2,879,354            $2,119,330
       Medium-term notes, Series A, B, C, D, E and F                           4,484,500             4,137,185
       Repurchase agreements                                                     586,135               181,121
       Subordinated notes                                                        200,000               200,000
       Unsecured notes payable                                                   199,995               835,000
       Other notes payable                                                         1,637                 2,585
                                                                         =================     ================
                                                                              $8,351,621            $7,475,221
                                                                         =================     ================

   ------------------------------------------------------------------ -- ----------------- --- ---------------- ---

Revolving Credit Facility and Commercial Paper

    As of May 31, 1998, Countrywide Home Loans, Inc. ("CHL"), the Company's mortgage banking subsidiary, had an unsecured credit agreement (revolving credit facility) with forty-five commercial banks permitting CHL to borrow an aggregate maximum amount of $4.0 billion. This revolving credit facility consists of a five year facility of $3.0 billion which expires on September 24, 2002 and a one year facility of $1.0 billion which expires on September 24, 1998. The purpose of the revolving credit facility is to provide liquidity back-up for CHL's $4.0 billion commercial paper program. The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL. As consideration for the facility, CHL pays annual commitment fees of $3.8 million. On April 15, 1998, CHL entered into an additional one year unsecured credit agreement (revolving credit facility) with sixteen of the forty-five banks referenced above for total commitments of $1.3 billion which expires April 14, 1999. This facility contains terms consistent with the $4.0 billion revolving credit facility and as consideration for the facility, CHL pays annual commitment fees of $1.5 million. This facility will serve as additional liquidity backup to CHL's commercial paper program. No amount was outstanding under either revolving credit facility at May 31, 1998.

    The interest rate on direct borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. This interest rate varies, depending on CHL's credit ratings. The weighted average borrowing rate on commercial paper borrowings for the quarter ended May 31, 1998 was 5.59%. The weighted average borrowing rate on commercial paper outstanding as of May 31, 1998 was 5.63%.

Medium-Term Notes

    As of May 31, 1998, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission were as follows.

-----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                              Outstanding Balance               Interest Rate              Maturity Date
                                                           -----------------------  ----------------------------
                ------------------------------------------
                Floating-Rate   Fixed-Rate       Total        From         To           From           To
                ------------------------------------------ -----------  ----------  ------------- --------------


      Series A  $        -      $   228,500     $  228,500    6.86%        8.79%     Jun. 1998      Mar. 2002

      Series B           -          351,000        351,000    6.08%        6.98%     Jul. 1999      Aug. 2005


      Series C        208,000       197,000        405,000    5.27%        8.43%     Apr. 1999      Mar. 2004


      Series D        115,000       402,000        517,000    5.88%        6.88%     Aug. 1998      Oct. 2006


      Series E        310,000       673,000        983,000    5.75%        7.45%     Feb. 2000      Oct. 2008


      Series F        656,000     1,344,000      2,000,000    5.59%        7.00%     Oct. 1999       May 2013
                ------------------------------------------

     Total      $ 1,289,000     $ 3,195,500  $ 4,484,500
                ==========================================


    As of May 31, 1998, all of the outstanding fixed-rate notes had been effectively converted through interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the quarter ended May 31, 1998, including the effect of the interest rate swap agreements, was 6.07%.

Repurchase Agreements

    As of May 31, 1998, the Company had entered into short-term financing arrangements to sell MBS under agreements to repurchase. The weighted average borrowing rate for the quarter ended May 31, 1998 was 5.61%. The weighted average borrowing rate on repurchase agreements outstanding as of May 31, 1998 was 5.65%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical MBS.


Subordinated Notes

    The 8.25%  subordinated  notes are due July 15,  2002.  Interest  is payable semi-annually  on each  January 15 and July 15. The  subordinated  notes are not
redeemable   prior  to  maturity  and  are  not  subject  to  any  sinking  fund requirements.


NOTE E - NOTES PAYABLE  (Continued)

Pre-Sale Funding Facilities

    As of May 31, 1998, CHL had uncommitted revolving credit facilities with the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. Interest rates are based on LIBOR, federal funds and/or the prevailing rates for MBS repurchase agreements. The weighted average borrowing rate for all such facilities for the quarter ended May 31, 1998 was 5.71%. As of May 31, 1998, the Company had no outstanding borrowings under any of these facilities.

NOTE F - FINANCIAL INSTRUMENTS

    The following summarizes the notional amounts of Servicing Hedge derivative contracts.

------------------------------------- ------------------- -------------------- ------------------- ---------------------
(Dollar amounts in millions)               Balance,                                                      Balance,
                                       February 28, 1998                          Dispositions/           May 31,
                                                               Additions           Expirations             1998
------------------------------------- ------------------- -------------------- ------------------- ---------------------

Interest Rate Floors                        $33,000               6,500            (  3,000)             $36,500
Long Call Options on
  Interest Rate Futures                     $79,400               7,520             (19,720)             $67,200
Long Put Options on
  Interest Rate Futures                    $  9,800                 350                    -             $10,150
Interest Rate Futures                      $  5,000                   -                    -            $  5,000
Capped Swaps                               $  1,000                   -                    -            $  1,000
Interest Rate Swaps                        $  3,900               2,000                    -            $  5,900
Interest Rate Cap                          $  4,500                   -                    -            $  4,500
Swaptions                                  $  1,850               6,000                    -            $  7,850
Options on Callable
  Pass-through Certificates                $  2,561                 800                    -            $  3,361


------------------------------------- ------------------- -------------------- ------------------- ---------------------

NOTE G - LEGAL PROCEEDINGS

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

NOTE H - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

    Summarized financial information for Countrywide Home Loans, Inc. was as follows.

   -- ----------------------------------------- ---- ------------------------------------------------- ---------

                                                                 May 31,                 February 28,
                                                             --------------             --------------
      (Dollar amounts in thousands)                               1998                       1998
   -- ---------------------------------------------- ------- -------------- ----------- -------------- ---------
      Balance Sheets:

       Mortgage loans and mortgage-backed
           securities held for sale                           $ 6,013,739                $ 5,292,191
        Other assets                                            7,102,704                  6,216,382
                                                             ==============             ==============
           Total assets                                       $13,116,443                $11,508,573
                                                             ==============             ==============

        Short- and long-term debt                             $ 9,703,014                $ 8,747,794
        Other liabilities                                       1,334,158                  1,027,884
        Equity                                                  2,079,271                  1,732,895
                                                             ==============             ==============
          Total liabilities and equity                        $13,116,443                $11,508,573
                                                             ==============             ==============


   -- ---------------------------------------------- ------- -------------- ----------- -------------- ---------

   --- ----------------------------------------- --- -------------------------------------------------- --------
       (Dollar amounts in thousands)                                Three Months Ended May 31,
                                                             --------------- ---------- ---------------
                                                                  1998                       1997
   --- --------------------------------------------- ------- --------------- ---------- --------------- --------
       Statements of Earnings:

         Revenues                                               $382,167                   $282,487
         Expenses                                                261,114                    184,518
         Provision for income taxes                               47,211                     37,892
                                                             ===============            ===============
           Net earnings                                         $ 73,842                   $ 60,077
                                                             ===============            ===============

   --- --------------------------------------------- ------- --------------- ---------- --------------- --------

NOTE I - IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133).
SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement becomes effective in fiscal year ended February 28, 2001. The Company has not yet determined the impact on the Consolidated Financial Statements upon adoption of this Standard.

NOTE J - SUBSEQUENT EVENTS

On June 3, 1998 CHL issued $400 million of Floating Rate Notes due 2003 listed on the Luxembourg Stock Exchange (the "Euro Notes"). On July 13, 1998, CHL
entered into a commitment to sell to qualified purchasers an additional $10 million of Euro Notes which are Floating Rate Notes due July 1999 to be listed on the Luxembourg Stock Exchange. The Euro Notes are fully and unconditionally guaranteed by the Company and are to be issued under the Euro Medium Term Note program established by CHL. The maximum aggregate principal amount of Euro Notes outstanding at any one time under the program will not exceed $2.0 billion. The Euro Notes will not be registered under the Securities Act of 1933, as amended (the "Securities Act") and as such, they may not be offered or sold within the United States or to, or for the account or benefit of, U.S. persons except in accordance with an exemption from the registration requirements of the Securities Act.

    On June 30, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") which provides for the issuance of common stock, preferred stock and debt securities with an aggregate public offering price of up to $2.0 billion.. The Company intends to allocate up to $1.5 billion of the securities issued under this shelf as Series G Medium-Term Notes. The Company intends to use the proceeds from the sale of the medium-term notes for general corporate purposes, which may include retirement of indebtedness of the Company, financing mortgage loan inventory and investment in servicing rights through the current production of loans and the bulk acquisition of contracts to service loans.

NOTE K - EARNINGS PER SHARE

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

    The following table presents basic and diluted EPS for the three months ended May 31, 1998 and 1997, computed under the provisions of SFAS No. 128.

------------------------ -- -- ----- ------------------------------------ -- ----- ----
                                             Three Months Ended May 31,
                         -- -- ----- ------------------------------------ -- ----- ----
                                     1998                             1997
                         --------- --------- ---------   ---------- --------- ---------
(Dollar amounts in                           Per-Share                        Per-Share
thousands, except per    Net                  Amount     Net                   Amount
share data)              Earnings   Shares               Earnings    Shares
------------------------           --------- ---------              --------- ---------
                         =========                       ==========
Net earnings              $90,754                          $69,969
                         =========                       ==========

Basic EPS
Net earnings available
to common shareholders    $90,754   110,127     $0.82      $69,969   106,257     $0.66

Effect of dilutive
stock options               -         6,416                  -         3,000
                         --------- ---------             ---------- ---------

Diluted EPS
Net earnings available
to common shareholders    $90,754   116,543     $0.78      $69,969   109,257     $0.64
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

RESULTS OF OPERATIONS

Quarter Ended May 31, 1998 Compared to Quarter Ended May 31, 1997

    Revenues for the quarter ended May 31, 1998 increased 41% to $450.3 million from $318.6 million for the quarter ended May 31, 1997. Net earnings increased 30% to $90.8 million for the quarter ended May 31, 1998 from $70.0 million for the quarter ended May 31, 1997. The increase in revenues and net earnings for the quarter ended May 31, 1998 compared to the quarter ended May 31, 1997 was primarily attributable to higher loan production volume and greater sales of home equity loans and sub-prime loans for the quarter ended May 31, 1998. An increase in the size of the Company's servicing portfolio and an increase in the income of the non-mortgage banking subsidiaries also contributed to the increase in revenues and net earnings for the quarter ended May 31, 1998 compared to the quarter ended May 31, 1997. These positive factors were partially offset by an increase in amortization of the servicing asset and an increase in expenses for the quarter ended May 31, 1998 over the quarter ended May 31, 1997.

    The total volume of loans produced increased 123% to $20.9 billion for the quarter ended May 31, 1998 from $9.4 billion for the quarter ended May 31, 1997. The increase in loan production was primarily due to generally lower interest rates that prevailed during the quarter ended May 31, 1998 compared to the quarter ended May 31, 1997, as well as to the continuing expansion of the Company's Consumer Markets and Wholesale Lending Divisions. Refinancings totaled $11.9 billion, or 57% of total fundings, for the quarter ended May 31, 1998, as compared to $2.8 billion, or 30% of total fundings, for the quarter ended May 31, 1997. Fixed-rate mortgage loan production totaled $19.4 billion, or 93% of total fundings, for the quarter ended May 31, 1998, as compared to $6.4 billion, or 68% of total fundings, for the quarter ended May 31, 1997.

                               MANAGEMENT'S DISCUSSION AND ANLAYSIS OF FINANCIAL
                                CONDITION AND RESULTS OF OPERATIONS (Continued)



    Total loan volume in the Company's production Divisions is summarized below.

------------------------------------- --------------------------------- --------

       (Dollar amounts in millions)              Three Months Ended May 31,
---------------------------------- ------------------------------------ --------

                                                 1998                   1997
                                            -------------          -------------

    Consumer Markets Division                    $6,001                 $2,347
    Wholesale Lending Division                    7,462                  2,662
    Correspondent Lending Division                7,287                  4,351
      Full Spectrum Lending, Inc.                   126                      -
                                            =============          =============

    Total Loan Volume                           $20,876                 $9,360
                                            =============          =============

-------------------------------------------- ------------- -------- ------------

    The factors which affect the relative volume of production among the Company's Divisions include the price competitiveness of each Division's product offerings, the level of mortgage lending activity in each Division's market and the success of each Division's sales and marketing efforts.

    Included in the Company's total volume of loans produced is $452 million of home equity loans funded in the quarter ended May 31, 1998 and $295 million funded in the quarter ended May 31, 1997. Sub-prime loan production, which is also included in the Company's total production volume, was $521 million in the quarter ended May 31, 1998 and $282 million in the quarter ended May 31, 1997.

    At May 31, 1998 and 1997, the Company's pipeline of loans in process was $14.6 billion and $5.2 billion, respectively. Historically, approximately 43% to 77% of the pipeline of loans in process has funded. In addition, at May 31, 1998, the Company had committed to make loans in the amount of $1.5 billion, subject to property identification and approval of the loans (the "LOCK 'N SHOP
(R) Pipeline"). At May 31, 1997, the LOCK 'N SHOP Pipeline was $2.1 billion. For the quarters ended May 31, 1998 and 1997, the Company received 278,448 and 139,845 new loan applications, respectively, at an average daily rate of $495 million and $222 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production Divisions' loan processing efficiency and loan pricing decisions.

    Loan origination fees increased during the quarter ended May 31, 1998 as compared to the quarter ended May 31, 1997 due to higher production and a change in the Divisional mix. The Consumer Markets and Wholesale Lending Divisions (which, due to their higher cost structure, charge higher origination fees per dollar loaned) comprised a greater percentage of total production in the quarter ended May 31, 1998 than in the quarter ended May 31, 1997. Gain on sale of loans improved in the quarter ended May 31, 1998 as compared to the quarter ended May 31, 1997 primarily due to higher loan production volume and increased sales during the quarter ended May 31, 1998 of higher-margin home equity and sub-prime loans. The sale of home equity loans contributed $17.5 million and $13.2 million to gain on sale of loans in the quarters ended May 31, 1998 and 1997, respectively. Sub-prime loans contributed $16.4 million and $14.8 million to the gain on sale of loans for the quarters ended May 31, 1998 and 1997, respectively. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate volatility and the general direction of interest rates.

    Net interest income (interest earned net of interest charges) increased to $11.5 million for the quarter ended May 31, 1998 from $0.3 million for the quarter ended May 31, 1997. Net interest income is principally a function of:
(i) net interest income earned from the Company's mortgage loan inventory ($30.0 million and $13.8 million for the quarters ended May 31, 1998 and 1997, respectively); (ii) interest expense related to the Company's investment in servicing rights ($85.8 million and $44.7 million for the quarters ended May 31, 1998 and 1997, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($64.6 million and $29.5 million for the quarters ended May 31, 1998 and 1997, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in inventory. The increase in net interest income from the mortgage loan inventory was primarily attributable to higher production levels. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances (caused by growth of the servicing portfolio and an increase in the amount of prepayments) partially offset by a decrease in the earnings rate on custodial balances from the quarter ended May 31, 1997 to the quarter ended May 31, 1998.

    During the quarter ended May 31, 1998, loan administration income was positively affected by the continued growth of the loan servicing portfolio. At May 31, 1998, the Company serviced $191.6 billion of loans (including $8.3 billion of loans subserviced for others) compared to $163.5 billion (including $4.5 billion of loans subserviced for others) at May 31, 1997, a 17% increase. The growth in the Company's servicing portfolio during the quarter ended May 31, 1998 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments and scheduled amortization of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at May 31, 1998 and 1997 was 7.7% and 7.8%, respectively. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is counter-cyclical to loan production income. See "Prospective Trends - Market Factors."

    During the quarter ended May 31 1998, the prepayment rate of the Company's servicing portfolio was 28% compared to 11% for the quarter ended May 31, 1997. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market. The increase in the prepayment rate from the quarter ended May 31, 1997 to the quarter ended May 31, 1998 was primarily attributable to the increase in refinance activity caused by lower interest rates during the quarter ended May 31, 1998 than during the quarter ended May 31, 1997.

    The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. In addition, to mitigate the effect on earnings of impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). These financial instruments include options on interest rate futures and MBS, interest rate futures, interest rate floors, interest rate swaps (with the Company's maximum payment capped) ("Capped Swaps"), options on interest rate swaps ("Swaptions"), interest rate caps, certain tranches of collateralized mortgage obligations ("CMOs") and options on callable pass-through certificates ("options on CPC").

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

    The Servicing Hedge is designed to protect the value of the investment in mortgage servicing rights ("MSRs") from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of the hedge instruments declines. With respect to the floors, options, caps, Swaptions, options on CPC and CMOs, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. The Company's exposure to loss on futures is related to changes in the Eurodollar rate over the life of the contract. The Company estimates that its maximum exposure to loss over the contractual term is $16.6 million. With respect to the Capped Swaps contracts entered into by the Company as of May 31, 1998, the Company estimates that its maximum exposure to loss over the contractual term is $23.3 million. With respect to the Swap contracts entered into by the Company as of May 31, 1998, the Company estimates that its maximum exposure to loss over the contractual term is $167.8 million. In the quarter ended May 31, 1998, the Company recognized a net benefit of $0.6 million from its Servicing Hedge. The net benefit included unrealized net gains of $4.6 million and net realized losses of $4.0 million from premium amortization and the sale of various financial instruments that comprise the Servicing Hedge. In the quarter ended May 31, 1997, the Company recognized a net expense of $44.7 million from its Servicing Hedge. The net expense included unrealized losses of $39.2 million and net realized losses of $5.5 million from the sale of various financial instruments that comprise the Servicing Hedge. There can be no assurance that the Servicing Hedge will generate gains in the future, or if gains are generated, that they will fully offset impairment of the MSRs.

    The Company recorded amortization and impairment of its MSRs in the quarter ended May 31, 1998 totaling $149.3 million (consisting of amortization amounting to $132.9 million and impairment of $16.4 million), compared to $26.0 million of amortization and impairment (consisting of amortization amounting to $65.8 million and recovery of previous impairment of $39.8 million) in the quarter ended May 31, 1997. The factors affecting the amount of amortization and impairment or recovery of the MSRs recorded in an accounting period include the level of prepayments during the period, the change in estimated future prepayments and the amount of Servicing Hedge gains or losses.



    Salaries and related  expenses are  summarized  below for the quarters ended
May 31, 1998 and 1997.

   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                    Quarter Ended May 31, 1998
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
   -- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                    $43,485         $11,960         $20,211             $7,806         $83,462

      Incentive Bonus                   33,539             329           5,122              3,640          42,630

      Payroll Taxes and Benefits        12,062           2,826           4,274              1,233          20,395
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                   $89,086         $15,115         $29,607            $12,679        $146,487
                                     ============    =============    =============    =============    ------------

      Average      Number     of         4,597           1,839            1,622               641           8,699
      Employees


   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------






   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                    Quarter Ended May 31, 1997
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
   -- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                    $28,562         $10,754         $16,057             $5,258         $60,631

      Incentive Bonus                   11,692             267           4,248              2,062          18,269

      Payroll Taxes and Benefits         4,945           2,115           1,558                523           9,141
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                   $45,199         $13,136         $21,863            $ 7,843         $88,041
                                     ============    =============    =============    =============    ------------

      Average      Number     of         2,851           1,622            1,291               393           6,157
      Employees

   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

    The amount of salaries increased during the quarter ended May 31, 1998 reflecting the Company's strategy of expanding and enhancing its Consumer Markets and Wholesale branch networks, including new retail sub-prime branches. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries also contributed to the increase. Incentive bonuses earned during the quarter ended May 31, 1998 increased primarily due to higher production and a change in production mix.

    Occupancy and other office expenses for the quarter ended May 31, 1998 increased to $62.7 million from $38.1 million for the quarter ended May 31, 1997 primarily due to: (i) the continued effort by the Company to expand its retail branch network, particularly outside of California; (ii) higher loan production;
(iii) a larger servicing portfolio; and (iv) growth in the Company's non-mortgage banking activities.

    Guarantee fees represent fees paid to guarantee timely and full payment of principal and interest on MBS and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio. For the quarter ended May 31, 1998, guarantee fees increased 5% to $44.7 million from $42.6 million for the quarter ended May 31, 1997. The increase resulted from an increase in the servicing portfolio, changes in the mix of permanent investors and terms negotiated at the time of loan sales.

    Marketing expenses for the quarter ended May 31, 1998 increased 41% to $14.5 million from $10.3 million for the quarter ended May 31, 1997, reflecting the Company's continued implementation of a marketing plan to increase consumer brand awareness of the Company in the residential mortgage market.

    Other operating expenses for the quarter ended May 31, 1998 increased from the quarter ended May 31, 1997 by $8.2 million, or 33%. This increase was due primarily to higher loan production, a larger servicing portfolio, increased systems development and growth in the Company's non-mortgage banking subsidiaries in the quarter ended May 31, 1998 as compared to the quarter ended May 31, 1997.

Profitability of Loan Production and Servicing Activities

    In the quarter ended May 31, 1998, the Company's pre-tax earnings from its loan production activities (which include loan origination and purchases, warehousing and sales) were $136.0 million. In the quarter ended May 31, 1997, the Company's comparable pre-tax earnings were $45.7 million. The increase of $90.3 million was primarily attributable to increased production, a shift in production mix towards Consumer Markets and Wholesale Divisions and greater sales of higher-margin home equity and sub-prime loans at significantly higher margins than prime credit quality first mortgages. These positive results were partially offset by higher production costs. In the quarter ended May 31, 1998, the Company's pre-tax loss from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent, marketing foreclosed properties and acting as reinsurer) was $0.6 million as compared to pre-tax income of $59.7 million in the quarter ended May 31, 1997. The decrease of $60.3 million was primarily attributed to the increased amortization of the servicing asset and Interest Costs Incurred on Payoffs due to declining interest rates and increase in prepayments from May 31, 1997 to May 31, 1998. These negative factors were partially offset by the increase in servicing fees, miscellaneous income and interest earned on escrow balances derived by the larger servicing portfolio.

Profitability of Other Activities

    In addition to loan production and loan servicing, the Company offers ancillary products and services related to its mortgage banking activities. These include title insurance and escrow services, home appraisals, securities brokerage and servicing rights brokerage. For the quarter ended May 31, 1998, these activities contributed $13.4 million to the Company's pre-tax income compared to $9.4 million for the quarter ended May 31, 1997. This increase in pre-tax income primarily results from improved performance of the title insurance, escrow and capital markets businesses.

QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its loan origination and loan servicing business segments, which are counter-cyclical in nature. In addition, the Company utilizes various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its committed pipeline, mortgage loan inventory and MBS held for sale, MSRs, mortgage-backed securities retained in securitizations and debt securities. The overall objective of the Company's interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. The Company does not speculate on the direction of interest rates in its management of interest rate risk.

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

    Utilizing the sensitivity analyses described above, as of the quarter ended May 31, 1998, the Company estimates that a permanent 0.50% reduction in interest rates, all else being constant, would result in a $16 million after-tax loss related to its trading securities and a $18 million after-tax loss related to its other financial instruments, for the fiscal year ended February 28, 1999. The Company estimates that this combined after-tax loss of $34 million is the largest such loss that would occur within the range of reasonably possible interest rate changes. These sensitivity analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario. Consequently, the preceding estimates should not be viewed as a forecast.

INFLATION

    Inflation affects the Company in the areas of loan production and servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates increase, loan production, particularly from loan refinancings, decreases, although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by an improving economy or the anticipation of increasing real estate values. In such periods of reduced loan production, production margins may decline due to increased competition resulting from overcapacity in the market. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down thereby extending the average life of the Company's servicing portfolio and reducing amortization and impairment of the MSRs, decreasing Interest Costs Incurred on Payoffs and because the rate of interest earned from the custodial balances tends to increase. Conversely, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings primarily due to increased amortization and impairment of the MSRs, a decreased rate of interest earned from the custodial balances and increased Interest Costs Incurred on Payoffs. The impacts of changing interest rates on servicing-related earnings are reduced by performance of the Servicing Hedge, which is designed to mitigate the impact on earnings of impairment that may result from declining interest rates.

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

Cash Flows

    Operating Activities In the quarter ended May 31, 1998, the Company's operating activities used cash of approximately $0.5 billion on a short-term basis primarily to support the increase in its mortgage loans and MBS held for sale. Mortgage loans and MBS held for sale are generally financed with short-term borrowings. In the quarter ended May 31, 1997, operating activities used approximately $1.9 billion on a short-term basis primarily to support the increase in its mortgage loans and MBS held for sale.

    Investing Activities The primary investing activity for which cash was used by the Company was the investment in servicing. Net cash used by investing activities was $0.4 billion for the quarter ended May 31, 1998 and $0.2 billion for the quarter ended May 31, 1997.

    Financing Activities Net cash provided by financing activities amounted to $1.0 billion for the quarter ended May 31, 1998. Net cash provided by financing activities amounted to $2.1 billion for the quarter ended May 31, 1997. The increase in cash flow from financing activities was primarily the result of net short-term and long-term debt issuance or repayment by the Company.

PROSPECTIVE TRENDS

Applications and Pipeline of Loans in Process

    For the month ended June 30, 1998, the Company received new loan applications at an average daily rate of $505 million and at June 30, 1998, the Company's pipeline of loans in process was $14.7 billion. This compares to a daily application rate in the month end June 30, 1997 of $232 million and a pipeline of loans in process at June 30, 1997 of $5.3 billion. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK `N SHOP(R) Pipeline at June 30, 1998 was $1.4 billion and at June 30, 1997 was $1.5 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the extent of price competition in the market, the direction of interest rates, seasonal factors and general economic conditions.

Market Factors

    Loan production increased 123% from quarter ended May 31, 1997 to quarter ended May 31, 1998. This increase was primarily due to several factors. First, mortgage interest rates generally decreased in the quarter ended May 31, 1998. Second, sub-prime and home equity loan fundings, which are generally less sensitive to interest rate fluctuations than prime credit quality first mortgages, increased from the quarter ended May 31, 1997 to the quarter ended May 31, 1998. Further, home purchase market activity was stronger during the quarter ended May 31, 1998 than in the quarter ended May 31, 1997.

    The prepayment rate in the servicing portfolio increased from 11% for the quarter ended May 31, 1997 to 28% for the quarter ended May 31, 1998 due to lower interest rates in the quarter ended May 31, 1998 than in the quarter ended May 31, 1997.

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

    The Company's California mortgage loan production (measured by principal balance) constituted 26% of its total production during the quarter ended May 31, 1998 and 24% during the quarter ended May 31, 1997. The Company is continuing its efforts to expand its production capacity outside of California. Some regions in which the Company operates have experienced slower economic growth, and real estate financing activity in these regions has been negatively impacted. As a result, home lending activity for single- (one-to-four) family residences in these regions may also have experienced slower growth. To the extent that any geographic region's mortgage loan production constitutes a significant portion of the Company's production, there can be no assurance that the Company's operations will not be adversely affected if that region experiences slow or negative economic growth resulting in decreased residential real estate lending activity, or market factors further impact the Company's competitive position in that region.

    The delinquency rate in the Company-owned servicing portfolio decreased to 3.38% at May 31, 1998 from 3.53% at May 31, 1997. The proportion of government and high loan-to-value conventional loans, which tend to experience higher delinquency rates than low loan-to-value conventional loans, was 47% and 49% of the portfolio at May 31, 1998 and May 31, 1997, respectively. In addition, the weighted average age of the portfolio is 30 months at May 31, 1998, up from 29 months at May 31, 1997. Delinquency rates tend to increase as loans age, generally reaching a peak at three to five years of age. However, because the loans in the portfolio are generally serviced on a non-recourse basis, the Company's exposure to credit loss resulting from increased delinquency rates is substantially limited. Further, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

    The percentage of loans in the Company's owned servicing portfolio that are in foreclosure decreased to 0.39% at May 31, 1998 from 0.70% at May 31, 1997 primarily due to the sale of $644 million of defaulted mortgage loans on February 27, 1998. Generally, the Company is not exposed to credit risk. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. The Company retains credit risk on the home equity and sub-prime loans it sells in the form of pools backing securities. As such, through retention of a subordinated interest in the trust, the Company bears primary responsibility for credit losses on the loans. At May 31, 1998, the Company had investments in such subordinated interests amounting to $253 million, which represents the maximum exposure to credit losses on the securitized home equity and sub-prime loans. While the Company generally does not retain credit risk with respect to the prime credit quality first mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of the representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company. Similarly, government loans serviced by the Company (28% of the Company's servicing portfolio at May 31, 1998) are insured by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Administration. The Company is exposed to credit losses to the extent that the partial guarantee provided by the Department of Veterans Administration is inadequate to cover the total credit losses incurred.

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

Implementation of New Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133).
SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact upon adoption of this Standard.

Year 2000 Compliance

    The Company has made and will continue to make investments to identify, modify or replace any computer systems which are not Year 2000 compliant and to address other issues associated with the change of the millennium. These costs are being expensed by the Company during the period in which they are incurred. The financial impact to the Company of implementing the systems changes necessary to become Year 2000 compliant has not been and is not anticipated to be material to its financial position or results of operations in any given year. However, the Company's expectations about future costs associated with the Year 2000 are subject to uncertainties that could cause the actual results to differ materially from the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing the Year 2000 issue.

                                          PART II. OTHER INFORMATION

Item 5.     Other Information

        Any proposal that a stockholder wishes to present for consideration at the 1999 Annual Meeting of Stockholders must be received by the Company no later than February 9, 1999 for inclusion in the 1999 Notice of Annual Meeting, Proxy Statement and Proxy. Any other proposal that a stockholder wishes to bring before the 1999 Annual Meeting of Stockholders must also be received by the Company no later than February 9, 1999. All proposals must comply with the applicable requirements or conditions established by the Securities and Exchange Commission and Article II, Section 13 of the Company's Bylaws, which requires among other things, certain information to be provided in connection with the submission of stockholder proposals. All proposals must be directed to the Secretary of the Company at 4500 Park Granada, MSN CH-19, Calabasas, California 91302.

Item 6.   Exhibits and Reports on Form 8-K

(a)     Exhibits

4.15 Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL.

10.5.1 Supplemental Form of Countrywide Credit Industries, Inc. Deferred Compensation Agreement for Non-Employee Directors.

10.8.1 Revolving Credit Agreement dated as of the 15th day of April, 1998, by and among Countrywide Home Loans, Inc., Royal Bank of Canada, The Bank of New York, Morgan Guaranty Trust Company of New York, Credit Lyonnais, San Francisco Branch and the Lenders Party Thereto.

10.11.4  Fourth Amendment to the 1987 Stock Option Plan as Amended and Restated.

10.20.8    Eighth Amendment to the 1991 Stock Option Plan.

10.21.3    Third Amendment to the 1992 Stock Option Plan.

10.22.4    Fourth Amendment to the Amended and Restated 1993 Stock Option Plan.

11.1       Statement Regarding Computation of Per Share Earnings.

12.1       Computation of the Ratio of Earnings to Fixed Charges.

27 Financial Data Schedules (included only with the electronic filing with the SEC).

(b)   Reports on Form 8-K.  None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                                 (Registrant)






          DATE:     July 14, 1998
                                          --------------------------------------
                                                  Stanford L. Kurland
                                               Senior Managing Director and
                                                  Chief Operating Officer




          DATE:     July 14, 1998
                                          --------------------------------------
                                                      Carlos M. Garcia
                                             Managing Director; Chief Financial
                                            Officer and Chief Accounting Officer
                                               (Principal Financial Officer and
                                                  Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                                 (Registrant)






         DATE:     July 14, 1998                    /s/ Stanford L. Kurland
                                               -------------------------------
                                               Senior Managing Director and
                                                   Chief Operating Officer




          DATE:     July 14, 1998                   /s/ Carlos M. Garcia
                                               --------------------------------
                                             Managing Director; Chief Financial
                                            Officer and Chief Accounting Officer
                                               (Principal Financial Officer and
                                                 Principal Accounting Officer)

                                                 EXHIBIT INDEX





Exhibit Number        Document Description

4.15 Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL.

10.5.1 Supplemental Form of Countrywide Credit Industries, Inc. Deferred Compensation Agreement for Non-Employee Directors.

10.8.1 Revolving Credit Agreement dated as of the 15th day of April, 1998, by and among Countrywide Home Loans, Inc., Royal Bank of Canada, The Bank of New York, Morgan Guaranty Trust Company of New York, Credit Lyonnais, San Francisco Branch and the Lenders Party Thereto.

10.11.4  Fourth Amendment to the 1987 Stock Option Plan as Amended and Restated.

10.20.8   Eighth Amendment to the 1991 Stock Option Plan.

10.21.3   Third Amendment to the 1992 Stock Option Plan.

10.22.4   Fourth Amendment to the Amended and Restated 1993 Stock Option Plan.

11.1      Statement Regarding Computation of Per Share Earnings.

12.1      Computation of the Ratio of Earnings to Fixed Charges.

27 Financial Data Schedules (included only with the electronic filing with the SEC).