Form 10-Q
period 1998-08-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1998-10-15
CIK 25191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                                   (Mark One)

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1998

                                                    OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________  to  ___________________

Commission File Number:         1-8422



                                  COUNTRYWIDE CREDIT INDUSTRIES, INC.
                 ---------------------------------------------------------------
                      (Exact name of registrant as specified in its charter)

                   DELAWARE                                     13-2641992
-------------------------------------------------------- -----------------------
       (State or other jurisdiction of                        (IRS Employer
        incorporation or organization)                      Identification No.)

4500 Park Granada, Calabasas, California                              91302
------------------------------------------------------------- ------------------
(Address of principal executive offices)                       (Zip Code)

                                            (818) 225-3000
                 ---------------------------------------------------------------
                       (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes       X      No
                                                              -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                   Outstanding at October 14, 1998
       -----                                   -------------------------------
Common Stock $.05 par value                                  111,863,353

                                                      PART I
                                               FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                          (Dollar amounts in thousands)

                                     ASSETS



                                                                           August 31,            February 28,
                                                                              1998                   1998
                                                                       ------------------     -------------------

Cash                                                                    $      32,710           $      10,707
Mortgage loans and mortgage-backed securities held for sale                 5,503,396               5,292,191
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                  260,031                 226,330
Mortgage servicing rights, net                                              3,880,270               3,612,010
Other assets                                                                4,574,856               3,077,943
                                                                       ------------------     -------------------
       Total assets                                                       $14,251,263             $12,219,181
                                                                       ==================     ===================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                              $4,521,343              $3,945,606
                                                                       ==================     ===================

                LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                              $8,530,351              $7,475,221
Drafts payable issued in connection with mortgage loan closings               467,598                 764,285
Accounts payable, accrued liabilities and other                             1,411,934                 518,648
Deferred income taxes                                                         998,298                 873,084
                                                                       ------------------     -------------------
       Total liabilities                                                   11,408,181               9,631,238

Commitments and contingencies                                                       -                      -

Company-obligated  mandatorily redeemable capital trust pass-through  securities of subsidiary trusts holding solely Company
   guaranteed related subordinated debt                                       500,000                 500,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value;
   issued and outstanding, none                                                     -                      -
Common stock - authorized, 240,000,000 shares of $0.05 par
   value; issued and outstanding, 111,463,471 shares at       August
31, 1998 and 109,205,579 shares at February 28, 1998                            5,573                   5,460
Additional paid-in capital                                                  1,116,082               1,049,365
Accumulated other comprehensive income                                         23,871                   3,697
Retained earnings                                                           1,197,556               1,029,421
                                                                       ------------------     -------------------
       Total shareholders' equity                                           2,343,082               2,087,943
                                                                       ------------------     -------------------
       Total liabilities and shareholders' equity                         $14,251,263             $12,219,181
                                                                       ==================     ===================


Borrower and investor custodial accounts                                   $4,521,343              $3,945,606
                                                                       ==================     ===================

The accompanying notes are an integral part of these statements.


                                     Page 5
              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
            (Dollar amounts in thousands, except earnings per share)


                                                                 Three Months                      Six Months
                                                               Ended August 31,                 Ended August 31,
                                                              1998            1997             1998            1997
                                                          -------------- --------------    -------------- --------------
Revenues
   Loan origination fees                                     $  157,036      $  65,155        $  295,806     $ 118,654
   Gain on sale of loans, net of commitment fees                171,805         95,396           330,832       185,631
                                                          -------------- --------------    -------------- --------------
     Loan production revenue                                    328,841        160,551           626,638       304,285

   Interest earned                                              188,289        103,682           368,241       185,862
   Interest charges                                            (178,662)       (99,988)         (347,082)     (181,822)
                                                          -------------- --------------    -------------- --------------
     Net interest income                                          9,627          3,694            21,159         4,040

   Loan servicing income                                        251,483        221,768           494,174       436,083
   Amortization and impairment/recovery of
     mortgage servicing rights                                 (440,962)      (105,385)         (590,304)     (131,341)
   Servicing hedge benefit (expense)                            289,230         33,462           289,861       (11,281)
                                                          -------------- --------------    -------------- --------------
     Net loan administration income                              99,751        149,845           193,731       293,461

   Commissions, fees and other income                            43,938         33,685            90,894        64,634
   Gain on sale of subsidiary                                         -         57,381                 -        57,381
                                                          -------------- --------------    -------------- --------------
         Total revenues                                         482,157        405,156           932,422       723,801

Expenses
   Salaries and related expenses                               161,753        100,544           308,240        188,585
   Occupancy and other office expenses                          66,140         41,422           128,817         79,488
   Guarantee fees                                               45,354         42,812            90,021         85,388
   Marketing expenses                                           15,589         10,322            30,104         20,642
   Other operating expenses                                     37,457         30,172            70,599         55,111
                                                                                           -------------- --------------
                                                          -------------- --------------
         Total expenses                                        326,293        225,272           627,781        429,214
                                                          -------------- --------------    -------------- --------------

Earnings before income taxes                                    155,864        179,884           304,641       294,587
   Provision for income taxes                                    60,787         70,155           118,810       114,889
                                                          -------------- --------------    -------------- --------------

NET EARNINGS                                                 $  95,077      $ 109,729         $ 185,831      $ 179,698
                                                          ============== ==============    ============== ==============

Earnings per share
   Basic                                                       $0.86          $1.03             $1.68          $1.69
   Diluted                                                     $0.81          $0.98             $1.59          $1.63



The accompanying notes are an integral part of these statements.


              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (Dollar amounts in thousands)

                                                                                                 Six Months
                                                                                               Ended August 31,
                                                                                           1998                 1997
                                                                                      ----------------    ----------------
Cash flows from operating activities:
   Net earnings                                                                        $   185,831         $   179,698
      Adjustments to reconcile net earnings to net cash
       provided (used) by operating activities:
      Gain on sale of available-for-sale securities                                         (14,846)                  -
      Gain on sale of subsidiary                                                                  -             (57,381)
     Amortization and impairment/recovery of mortgage
servicing rights                                                                            590,304             131,341
     Depreciation and other amortization                                                     26,834              22,769
     Deferred income taxes                                                                  118,810             114,574

     Origination and purchase of loans held for sale                                    (43,809,607)        (19,921,289)
     Principal repayments and sale of loans                                              43,598,402          18,767,433
                                                                                      ----------------    ----------------
         Increase in mortgage loans and mortgage-backed
         securities held for sale                                                          (211,205)         (1,153,856)

     Increase in other assets                                                            (1,506,858)           (686,831)
     Increase in accounts payable and accrued liabilities                                   893,286             382,884
                                                                                      ----------------    ----------------
       Net cash provided (used) by operating activities                                      82,156          (1,066,802)
                                                                                      ----------------    ----------------
Cash flows from investing activities:
   Additions to mortgage servicing rights                                                  (858,564)           (473,653)
   Purchase of property, equipment and leasehold
     improvements - net                                                                     (53,036)            (32,290)
   Proceeds from sale of available-for-sale securities                                       49,676                   -
                                                                                      ----------------    ----------------
       Net cash used by investing activities                                               (861,924)           (505,943)
                                                                                      ----------------    ----------------
Cash flows from financing activities:
   Net (decrease) increase in warehouse debt and other
     short-term borrowings                                                                 (921,976)          1,319,563
   Issuance of long-term debt                                                             1,824,315             365,000
   Repayment of long-term debt                                                             (143,896)           (336,732)
   Issuance of Company obligated mandatorily redeemable
     securities of subsidiary trusts holding company guaranteed
     related subordinated debt                                                                    -             200,000
   Issuance of common stock                                                                  61,024              41,292
   Cash dividends paid                                                                      (17,696)            (17,071)
                                                                                      ----------------    ----------------
       Net cash provided by financing activities                                            801,771           1,572,052
                                                                                      ----------------    ----------------
Net increase (decrease) in cash                                                              22,003                (693)
Cash at beginning of period                                                                  10,707              18,269
                                                                                      ================    ================
Cash at end of period                                                                   $    32,710         $    17,576
                                                                                      ================    ================
Supplemental cash flow information:
   Cash used to pay interest                                                            $   371,491         $   188,589
   Cash used to pay income taxes                                                        $     1,279         $        52

Noncash financing activities:
   Unrealized gain (loss) on available-for-sale securities,
     net of tax                                                                         $    20,174         $      (427)




The accompanying notes are an integral part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                          (Dollar amounts in thousands)


                                                                    Three Months                   Six Months
                                                                  Ended August 31,              Ended August 31,
                                                                 1998         1997               1998         1997
                                                            --------------  -------------   --------------  -------------

NET EARNINGS                                                     $95,077        $109,729        $185,831        $179,698

Other comprehensive income, net of taxes:
    Unrealized gains (losses) on available for sale
         securities:
    Unrealized holding gains (losses) arising
        during the period                                        19,809           8,746          29,230            (427)
    Less: reclassification adjustment for gains
         included in net earnings                (7,600)              -          (9,056)              -
                                                            --------------  -------------   --------------  -------------
Other comprehensive income                                        12,209           8,746          20,174            (427)
                                                            --------------  -------------   --------------  -------------

COMPREHENSIVE INCOME                                            $107,286        $118,475        $206,005        $179,271
                                                            ==============  =============   ==============  =============






































The accompanying notes are an integral part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended August 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 1998 of Countrywide Credit Industries, Inc. (the "Company").

Certain amounts reflected in the consolidated financial statements for the six-months period ended August 31, 1997 have been reclassified to conform to the presentation for the six-months period ended August 31, 1998.

NOTE B - MORTGAGE SERVICING RIGHTS

    The activity in mortgage servicing rights was as follows.

   --------------------------------------------- ---------------------- -----------------------
                                                                                Six Months
                                                                                  Ended
      (Dollar amounts in thousands)                                         August 31, 1998
   --------------------------------------------- -- ---------------- -- ------------------- ---
      Mortgage Servicing Rights
         Balance at beginning of period                                        $3,653,318
         Additions                                                                858,564
         Scheduled amortization                                                  (268,986)
         Hedge losses (gains) applied                                            (317,267)
                                                                        -------------------
         Balance before valuation reserve
                 at end of period                                               3,925,629
                                                                        -------------------

      Reserve for Impairment of Mortgage Servicing Rights
         Balance at beginning of period                                          (41,308)
         Reductions (additions)                                                   (4,051)
                                                                        ------------------
         Balance at end of period                                                (45,359)
                                                                        ==================
         Mortgage Servicing Rights, net                                       $3,880,270
                                                                        ==================

   --------------------------------------------- -- ---------------- -- ------------------ ----

                                   (UNAUDITED)

                                     Page 7
NOTE C - OTHER ASSETS

    Other assets consisted of the following.

   ------------------------------------------------------------------ -------------------- -------------------------
       (Dollar amounts in thousands)                                     August 31, 1998        February 28, 1998
   ------------------------------------------------------------------ -------------------- -------------------------
       Servicing hedge instruments                                          $  1,266,694            $  801,335
       Trading securities                                                        972,666               255,216
       Receivables related to broker-dealer activities                           586,282               148,976
       Mortgage-backed securities retained in securitization                     460,055               466,259
       Rewarehoused FHA and VA loans                                             326,269               426,407
       Servicing related advances                                                197,029               231,437
       Loans held for investment                                                 102,977               115,713
       Accrued interest                                                           96,814                84,601
       Equity securities                                                          89,598                96,152
       Other                                                                     476,472               451,847
                                                                         -----------------     ----------------
                                                                              $4,574,856            $3,077,943
                                                                         =================     ================

   ------------------------------------------------------------------ -- ----------------- --- ---------------- ----

NOTE D - AVAILABLE FOR SALE SECURITIES

    Amortized cost and fair value of available for sale securities were as follows.

   -------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                                                 August 31, 1998
                                    ---------------- - ------------------------------------ -- ----------------
                                                            Gross               Gross
                                      Amortized           Unrealized         Unrealized             Fair
   (Dollar amounts in thousands)         Cost               Gains              Losses               Value
   -------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---


        CMOs                             $171,766            $27,215                   -            $198,981
        Equity Securities                   7,315             11,917                   -              19,232
                                    ================   =================   ================    ================
                                         $179,081            $39,132                   -            $218,213
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

   ------------------------------------------------------------------ -------------------- -------------------------
   (Dollar amounts in thousands                                            August 31, 1998    February 28, 1998
   ------------------------------------------------------------------ -------------------- -------------------------
       Commercial paper                                                       $1,884,208            $2,119,330
       Medium-term notes, Series A, B, C, D, E, F, G and Euro                  5,819,500             4,137,185
       Repurchase agreements                                                     625,954               181,121
       Subordinated notes                                                        200,000               200,000
       Unsecured notes payable                                                         -               835,000
       Other notes payable                                                           689                 2,585
                                                                         =================     ================
                                                                              $8,530,351            $7,475,221
                                                                         =================     ================

   ------------------------------------------------------------------ -- ----------------- --- ---------------- ----

Revolving Credit Facility and Commercial Paper

    As of August 31, 1998, Countrywide Home Loans, Inc. ("CHL"), the Company's mortgage banking subsidiary, had an unsecured credit agreement (revolving credit facility) with forty-five commercial banks permitting CHL to borrow an aggregate maximum amount of $4.0 billion. This revolving credit facility consists of a five year facility of $3.0 billion, which expires on September 24, 2002, and a one year facility of $1.0 billion which was extended on September 23, 1998 to September 22, 1999. The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL. As consideration for the facility, CHL pays annual commitment fees of $3.8 million. On April 15, 1998, CHL entered into an additional one year unsecured credit agreement (revolving credit facility), which expires April 14, 1999, with sixteen of the forty-five banks referenced above for total commitments of $1.3 billion. This facility contains terms consistent with the $4.0 billion revolving credit facility and as consideration for the facility, CHL pays annual commitment fees of $1.05 million. The purpose of the revolving credit facilities is to provide liquidity back-up for CHL's $5.3 billion commercial paper program. No amount was outstanding under either revolving credit facility at August 31, 1998.

    The interest rate on direct borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. This interest rate varies, depending on CHL's credit ratings. The weighted average borrowing rate on commercial paper borrowings for the six months ended August 31, 1998 was 5.59%. The weighted average borrowing rate on commercial paper outstanding as of August 31, 1998 was 5.59%.

Medium-Term Notes

    As of August 31, 1998, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission or issued by CHL pursuant to its Euro medium-term note program were as follows.

-----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                              Outstanding Balance               Interest Rate              Maturity Date
                                                           -----------------------  ----------------------------
                ------------------------------------------
                Floating-Rate   Fixed-Rate       Total        From         To           From           To
                ------------------------------------------ -----------  ----------  ------------- --------------

   Series A     $     -        $    173,500  $  173,500       7.29 %       8.79 %    Mar. 1999      Mar. 2002

   Series B           -             351,000     351,000       6.08 %       6.98 %    Jul. 1999      Aug. 2005

   Series C        208,000          197,000     405,000       5.27 %       8.43 %    Apr. 1999      Mar. 2004

   Series D         75,000          385,000     460,000       6.00 %       6.88 %    Aug. 2000      Sep. 2005

   Series E        310,000          690,000   1,000,000       5.75 %       7.45 %    Feb. 2000      Oct. 2008

   Series F        656,000        1,344,000   2,000,000       5.59 %       7.00 %    Oct. 1999       May 2013

   Series G        550,000           25,000     575,000       5.66 %       7.00 %    Jul. 1999      Aug. 2018

   Euro Notes      855,000              -       855,000       5.69 %       6.16 %    Jul. 1999      Aug. 2008

                ------------------------------------------

     Total      $ 2,654,000     $ 3,165,500  $  5,819,500
                ==========================================

--------------------------------------------------------------------------------

    As of August 31, 1998, all of the outstanding fixed-rate notes had been effectively converted through interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the six months ended August 31, 1998, including the effect of the interest rate swap agreements, was 6.08%.

Repurchase Agreements

    As of August 31, 1998, the Company had entered into short-term financing arrangements to sell mortgage-backed securities ("MBS") under agreements to repurchase. The weighted average borrowing rate for the six months ended August 31, 1998 was 5.64%. The weighted average borrowing rate on repurchase agreements outstanding as of August 31, 1998 was 5.69%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical MBS.

NOTE E - NOTES PAYABLE  (Continued)

Pre-Sale Funding Facilities

    As of August 31, 1998, CHL had uncommitted revolving credit facilities with the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. Interest rates are based on LIBOR, federal funds and/or the prevailing rates for MBS repurchase agreements. The weighted average borrowing rate for all such facilities for the six months ended August 31, 1998 was 5.70%. As of August 31, 1998, the Company had no outstanding borrowings under any of these facilities.

NOTE F - FINANCIAL INSTRUMENTS

    The following summarizes the notional amounts of Servicing Hedge derivative contracts.

------------------------------------- ------------------- -------------------- ------------------- ---------------------
(Dollar amounts in millions)               Balance,                                                      Balance,
                                       February 28, 1998                          Dispositions/         August 31,
                                                               Additions           Expirations             1998
------------------------------------- ------------------- -------------------- ------------------- ---------------------

Interest Rate Floors                        $33,000               7,500              (5,500)             $35,000
Long Call Options on
  Interest Rate Futures                     $79,400              26,520             (42,720)             $63,200
Long Put Options on
  Interest Rate Futures                    $  9,800              15,350              (1,350)             $23,800
Short Call Options on
  Interest Rate Futures                     $     -              20,000             (16,000)            $  4,000
Interest Rate Futures                      $  5,000              10,000                    -             $15,000
Capped Swaps                               $  1,000                   -                    -            $  1,000
Interest Rate Swaps                        $  3,900               7,500                    -             $11,400
Interest Rate Cap                          $  4,500                   -                    -            $  4,500
Swaptions                                  $  1,850              17,500                    -             $19,350
Options on Callable
  Pass-through Certificates                $  2,561                 800                    -            $  3,361


------------------------------------- ------------------- -------------------- ------------------- ---------------------

NOTE G - LEGAL PROCEEDINGS

For a discussion of Briggs v. Countrywide, et. al and two similar cases, see the Company's report on Form 10Q for the quarter ended May 31, 1998.

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


NOTE H - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

    Summarized financial information for CHL was as follows.

   -- ----------------------------------------- ---- ------------------------------------------------- ---------

      (Dollar amounts in thousands)                            August 31, 1998        February 28, 1998
   -- ---------------------------------------------- --------------------------- -- ----------------------------
      Balance Sheets:

       Mortgage loans and mortgage-backed
           securities held for sale                           $  5,503,396               $ 5,292,191
        Other assets                                            7,024,914                  6,216,382
                                                             ==============             ==============
           Total assets                                       $12,528,310                $11,508,573
                                                             ==============             ==============

        Debt                                                 $  8,964,797                $ 8,747,794
        Other liabilities                                       1,366,228                  1,027,884
        Equity                                                  2,197,285                  1,732,895
                                                             ==============             ==============
          Total liabilities and equity                        $12,528,310                $11,508,573
                                                             ==============             ==============



   -- ---------------------------------------------- ------- -------------- ----------- -------------- ---------

   --- ----------------------------------------- --- -------------------------------------------------- --------
       (Dollar amounts in thousands)                                Six Months Ended August 31,
                                                             --------------- ---------- ---------------
                                                                  1998                       1997
   --- --------------------------------------------- ------- --------------- ---------- --------------- --------
       Statements of Earnings:

         Revenues                                               $790,473                   $587,995
         Expenses                                                542,574                    387,833
         Provision for income taxes                               96,681                     77,747
                                                             ===============            ===============
           Net earnings                                         $151,218                   $122,415
                                                             ===============            ===============

   --- --------------------------------------------- ------- --------------- ---------- --------------- --------

NOTE I - IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement becomes effective in the fiscal year ending February 28, 2001. The Company has not yet determined the impact on the Consolidated Financial Statements upon adoption of this Standard.

NOTE J - SUBSEQUENT EVENTS

    On September 23, 1998, CHL entered into an extension of its one year revolving credit facility which extended that facility to September 22, 1999.

On September 23, 1998, the Company declared a cash dividend of $0.08 per common share payable November 2, 1998 to shareholders of record on October 15, 1998.






NOTE K - EARNINGS PER SHARE

On February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"), which supersedes Accounting Principles Board Opinion No. 15 of the same name. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international standards. SFAS No.128 was effective for financial statements issued for periods ending after December 15, 1997, with earlier applicationnot permitted. Upon adoption, all prior EPS data was restated.

    Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The following table presents basic and diluted EPS for the three and six month periods ended August 31, 1998 and 1997, computed under the provisions of SFAS No. 128.

------------------------ -- -- ----- ------------------------------------ -- ----- ------
                                             Three Months Ended August 31,
                         -- -- ----- ------------------------------------ -- ----- ------
                                     1998                             1997
                         ----------- -------- ---------    --------- --------- ----------
(Dollar amounts in
thousands, except per    Net                 Per-Share     Net                Per-Share
share data)              Earnings   Shares     Amount    Earnings   Shares     Amount
------------------------ --------  -------- ---------    --------- -------- ----------

Net earnings               $ 95,077                        $109,729
                         ===========                       =========

Basic EPS
Net earnings available
to common shareholders     $ 95,077  111,153  $   0.86     $109,729   107,052  $1.03

Effect of dilutive
stock options                -         6,207                  -         4,271
                         ----------- --------              --------- ---------

Diluted EPS
Net earnings available
to common shareholders     $ 95,077  117,360  $   0.81     $109,729   111,323  $0.98

                         =========== ======== =========    ========= ========= ----------

------------------------ ----------- -------- --------- -- --------- ---------

------------------------ -- -- ----- ------------------------------------ -- ----- ------
                                             Six Months Ended August 31,
                         -- -- ----- ------------------------------------ -- ----- ------
                                     1998                             1997
                         ----------- -------- ---------    ---------- -------- ----------
(Dollar amounts in
thousands, except per       Net                Per-Share      Net               Per-Share
share data)               Earnings   Shares    Amount       Earnings   Shares    Amount
------------------------ ---------  -------- ---------     ---------  -------- ----------

Net earnings              $ 185,831                        $ 179,698
                         ===========                       ==========

Basic EPS
Net earnings available
to common shareholders    $ 185,831  110,640  $   1.68     $ 179,698  106,655  $1.69


Effect of dilutive
stock options                -         6,260                   -        3,588
                         ----------- --------              ---------- --------

Diluted EPS
Net earnings available
to common shareholders    $ 185.831  116,900  $   1.59     $ 179,698  110,243  $1.63

                         =========== ======== =========    ========== ======== ----------

------------------------ ----------- -------- --------- -- ---------- --------

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
Page 21

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q may contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "should" and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and the cost of funds; (4) federal and state regulation of the Company's mortgage banking operations; and (5) competition within the mortgage banking industry.

RESULTS OF OPERATIONS

Quarter Ended August 31, 1998 Compared to Quarter Ended August 31, 1997

    Revenues from ongoing operations for the quarter ended August 31, 1998 increased 39% to $482.2 million from $347.8 million for the quarter ended August 31, 1997. Net earnings from ongoing operations increased 27% to $95.1 million for the quarter ended August 31, 1998 from $74.7 million for the quarter ended August 31, 1997. Both revenues and net earnings from ongoing operations for the quarter ended August 31, 1997 exclude a nonrecurring pre-tax gain of $57.4 million on the sale of a subsidiary. The increase in revenues and net earnings from ongoing operations for the quarter ended August 31, 1998 compared to the quarter ended August 31, 1997 was primarily attributable to higher loan production volume for the quarter ended August 31, 1998. An increase in the size of the Company's servicing portfolio also contributed to the increase in revenues and net earnings for the quarter ended August 31, 1998 compared to the quarter ended August 31, 1997. These positive factors were partially offset by an increase in amortization of the servicing asset and an increase in expenses for the quarter ended August 31, 1998 over the quarter ended August 31, 1997.

    The total volume of loans produced increased 117% to $22.9 billion for the quarter ended August 31, 1998 from $10.6 billion for the quarter ended August 31, 1997. The increase in loan production was primarily due to generally lower interest rates that prevailed during the quarter ended August 31, 1998 compared to the quarter ended August 31, 1997, as well as to the continued expansion of the Company's Consumer Markets and Wholesale Lending Divisions. Refinancings totaled $11.4 billion, or 50% of total fundings, for the quarter ended August 31, 1998, as compared to $3.0 billion, or 28% of total fundings, for the quarter ended August 31, 1997. Fixed-rate mortgage loan production totaled $21.7 billion, or 95% of total fundings, for the quarter ended August 31, 1998, as compared to $7.3 billion, or 70% of total fundings, for the quarter ended August 31, 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

    Total loan volume in the Company's production Divisions is summarized below.

-------------------------------------------- ------------------------------------ --------

       (Dollar amounts in millions)             Three Months Ended August 31,
-------------------------------------------- ------------------------------------ --------

                                                 1998                   1997
                                             -------------          -------------

    Consumer Markets Division                   $ 7,258                $ 3,025
    Wholesale Lending Division                    7,527                  3,169
    Correspondent Lending Division                7,962                  4,367
      Full Spectrum Lending, Inc.                   187                      -
                                             =============          =============

    Total Loan Volume                           $22,934                $10,561
                                             =============          =============

-------------------------------------------- ------------- -------- -----------
    The factors that affect the relative volume of production among the Company's Divisions include the price competitiveness of each Division's product offerings, the level of mortgage lending activity in each Division's market and the success of each Division's sales and marketing efforts.

    Included in the Company's total volume of loans produced is $613 million of home equity loans funded in the quarter ended August 31, 1998 and $377 million funded in the quarter ended August 31, 1997. Sub-prime loan production, which is also included in the Company's total production volume, was $872 million in the quarter ended August 31, 1998 and $388 million in the quarter ended August 31, 1997.

    At August 31, 1998 and 1997, the Company's pipeline of loans in process was $13.1 billion and $6.0 billion, respectively. Historically, approximately 43% to 77% of the pipeline of loans in process has funded. In addition, at August 31, 1998, the Company had committed to make loans in the amount of $1.3 billion, subject to property identification and approval of the loans (the "LOCK 'N SHOP
(R) Pipeline"). At August 31, 1997, the LOCK 'N SHOP Pipeline was $1.2 billion. For the quarters ended August 31, 1998 and 1997, the Company received 287,748 and 153,223 new loan applications, respectively, at an average daily rate of $499 million and $252 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production Divisions' loan processing efficiency and loan pricing decisions.

    Loan origination fees increased during the quarter ended August 31, 1998 as compared to the quarter ended August 31, 1997 due to higher production and a change in the Divisional mix. The Consumer Markets and Wholesale Lending Divisions (which, due to their higher cost structure, charge higher origination fees per dollar loaned) comprised a greater percentage of total production in the quarter ended August 31, 1998 than in the quarter ended August 31, 1997. Gain on sale of loans improved in the quarter ended August 31, 1998 as compared to the quarter ended August 31, 1997 primarily due to higher loan production volume during the quarter ended August 31, 1998. The sale of home equity loans contributed $17.3 million and $16.1 million to gain on sale of loans in the quarters ended August 31, 1998 and 1997, respectively. Sub-prime loans contributed $26.9 million and $18.2 million to the gain on sale of loans for the quarters ended August 31, 1998 and 1997, respectively. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate volatility and the general direction of interest rates.

     Net interest income (interest earned net of interest charges) increased to $9.6 million for the quarterended August 31, 1998 from $3.7 million for the quarter ended August 31, 1997. Net interest income is principally a function of:
(i) net interest income earned from the Company's mortgage loan inventory ($31.8 million and $18.3 million for the quarters ended August 31, 1998 and 1997, respectively); (ii) interest expense related to the Company's investment in servicing rights ($88.5 million and $51.5 million for the quarters ended August 31, 1998 and 1997, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($66.3 million and $34.5 million for the quarters ended August 31, 1998 and 1997, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in inventory. The increase in net interest income from the mortgage loan inventory was primarily attributable to higher production levels. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances (caused by growth of the servicing portfolio and an increase in the amount of prepayments) from the quarter ended August 31, 1997 to the quarter ended August 31, 1998.

    During the quarter ended August 31, 1998, loan servicing income was positively affected by the continued growth of the loan servicing portfolio. At August 31, 1998, the Company serviced $195 billion of loans (including $2.4 billion of loans subserviced for others) compared to $169 billion (including $5.3 billion of loans subserviced for others) at August 31, 1997, a 15% increase. The growth in the Company's servicing portfolio during the quarter ended August 31, 1998 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments, scheduled amortization of mortgage loans and the transfer out of $6.5 billion of subservicing. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at August 31, 1998 and 1997 was 7.7% and 7.8%, respectively. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is counter-cyclical to loan production income. See "Prospective Trends - Market Factors."

    During the quarter ended August 31, 1998, the annual prepayment rate of the Company's servicing portfolio was 26% compared to 13% for the quarter ended August 31, 1997. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market. The increase in the prepayment rate from the quarter ended August 31, 1997 to the quarter ended August 31, 1998 was primarily attributable to the increase in refinance activity caused by lower interest rates during the quarter ended August 31, 1998 than during the quarter ended August 31, 1997.

    The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. In addition, to mitigate the effect on earnings of impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). These financial instruments include options on interest rate futures and MBS, interest rate futures, interest rate floors, interest rate swaps, interest rate swaps (with the Company's maximum payment capped) ("Capped Swaps"), options on interest rate swaps ("Swaptions"), interest rate caps, certain tranches of collateralized mortgage obligations ("CMOs") and options on callable pass-through certificates ("options on CPC").

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

    The Servicing Hedge is designed to protect the value of the investment in mortgage servicing rights ("MSRs") from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of the hedge instruments declines. With respect to the floors, options, caps, Swaptions, options on CPC and CMOs, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. The Company's exposure to loss on futures is related to changes in the Eurodollar rate over the life of the contract. The Company estimates that its maximum exposure to loss over the contractual term is $41.0 million. With respect to the Capped Swaps contracts entered into by the Company as of August 31, 1998, the Company estimates that its maximum exposure to loss over the contractual term is $29.9 million. With respect to the Swap contracts entered into by the Company as of August 31, 1998, the Company estimates that its maximum exposure to loss over the contractual term is $229.0 million. In the quarter ended August 31, 1998, the Company recognized a net benefit of $289.2 million from its Servicing Hedge. The net benefit included unrealized net gains of $268.0 million and net realized gains of $21.2 million from premium amortization and the sale of various financial instruments that comprise the Servicing Hedge. In the quarter ended August 31, 1997, the Company recognized a net benefit of $33.5 million from its Servicing Hedge. The net benefit included unrealized gains of $30.6 million and net realized gains of $2.9 million from premium amortization and the sale of various financial instruments that comprise the Servicing Hedge. There can be no assurance that the Servicing Hedge will generate gains in the future, or if gains are generated, that they will fully offset impairment of the MSRs.

    The Company recorded amortization and impairment of its MSRs in the quarter ended August 31, 1998 totaling $441.0 million (consisting of amortization amounting to $136.1 million and impairment of $304.9 million), compared to $105.4 million of amortization and impairment (consisting of amortization amounting to $71.2 million and impairment of $34.2 million) in the quarter ended August 31, 1997. The factors affecting the amount of amortization and impairment or recovery of the MSRs recorded in an accounting period include the level of prepayments during the period, the change in estimated future prepayments and the amount of Servicing Hedge gains or losses.



    Salaries and related  expenses are  summarized  below for the quarters ended
August 31, 1998 and 1997.

   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                   Quarter Ended August 31, 1998
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
   -- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                    $49,618         $11,475         $22,414            $10,361         $93,868

      Incentive Bonus                   37,658             151           4,769              5,030          47,608

      Payroll Taxes and Benefits        12,121           2,499           4,048              1,609          20,277
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                   $99,397         $14,125         $31,231            $17,000        $161,753
                                     ============    =============    =============    =============    ------------

      Average      Number     of         5,122           1,750            1,764               744           9,380
      Employees


   -- --------------------------- -- ------------ -- ------------- -- ---------



   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                   Quarter Ended August 31, 1997
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
   -- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                    $31,601         $10,920         $17,169             $5,646       $  65,336

      Incentive Bonus                   18,681             319           4,196              2,908          26,104

      Payroll Taxes and Benefits         4,961           1,967           1,648                528           9,104
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                   $55,243         $13,206         $23,013             $9,082        $100,544
                                     ============    =============    =============    =============    ------------

      Average      Number     of         3,093           1,619            1,369               422           6,504
      Employees

   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

    The amount of salaries increased during the quarter ended August 31, 1998 reflecting the Company's strategy of expanding and enhancing its Consumer Markets and Wholesale branch networks, including new retail sub-prime branches. In addition, growth in the Company's non-mortgage banking subsidiaries and a larger servicing portfolio contributed to the increase. Incentive bonuses earned during the quarter ended August 31, 1998 increased primarily due to higher production and a change in production mix.

    Occupancy and other office expenses for the quarter ended August 31, 1998 increased to $66.1 million from $41.4 million for the quarter ended August 31, 1997 primarily due to: (i) the continued effort by the Company to expand its retail branch network, particularly outside of California; (ii) higher loan production; (iii) a larger servicing portfolio; and (iv) growth in the Company's non-mortgage banking activities.

    Guarantee fees represent fees paid to guarantee timely and full payment of principal and interest on MBS and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio. For the quarter ended August 31, 1998, guarantee fees increased 6% to $45.4 million from $42.8 million for the quarter ended August 31, 1997. The increase resulted from an increase in the servicing portfolio, changes in the mix of permanent investors and terms negotiated at the time of loan sales.

    Marketing expenses for the quarter ended August 31, 1998 increased 51% to $15.6 million from $10.3 million for the quarter ended August 31, 1997, reflecting the increased level of mortgage originations, particularly refinances, as well as the Company's continued implementation of a marketing plan to increase consumer brand awareness of the Company in the residential mortgage market.

    Other operating expenses for the quarter ended August 31, 1998 increased from the quarter ended August 31, 1997 by $7.3 million, or 24%. This increase was due primarily to higher loan production and growth in the Company's non-mortgage banking subsidiaries in the quarter ended August 31, 1998 as compared to the quarter ended August 31, 1997.

Profitability of Loan Production and Servicing Activities

    In the quarter ended August 31, 1998, the Company's pre-tax earnings from its loan production activities (which include loan origination and purchases, warehousing and sales) were $146.6 million. In the quarter ended August 31, 1997, the Company's comparable pre-tax earnings were $49.6 million. The increase of $97.0 million was primarily attributable to increased production and a shift in production mix towards the Consumer Markets and Wholesale Divisions. These positive results were partially offset by higher production costs. In the quarter ended August 31, 1998, the Company's pre-tax loss from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent, marketing foreclosed properties and acting as reinsurer) was $2.4 million as compared to pre-tax income of $60.6 million in the quarter ended August 31, 1997. The decrease of $63.0 million was primarily attributed to the increased amortization of the servicing asset and Interest Costs Incurred on Payoffs due to declining interest rates and increase in prepayments from the quarter ended August 31, 1997 to the quarter ended August 31, 1998. These negative factors were partially offset by the increase in servicing fees, miscellaneous income and interest earned on escrow balances derived by the larger servicing portfolio.

Profitability of Other Activities

    In addition to loan production and loan servicing, the Company offers ancillary products and services related to its mortgage banking activities. These include title insurance and escrow services, home appraisals, securities brokerage and servicing rights brokerage. For the quarter ended August 31, 1998, these activities contributed $11.7 million to the Company's pre-tax income compared to $12.3 million for the quarter ended August 31, 1997.

    During the quarter ended August 31, 1997, Countrywide Asset Management Corporation, a subsidiary of the Company, was sold to INMC Mortgage Holdings, Inc. ("INMC"), a publicly traded real estate investment trust for 3.44 million shares of INMC stock. The impact of this sale on earnings was a $57.4 million gain on sale recorded in the second quarter of fiscal 1998.

Six Months Ended August 31, 1998 Compared to Six Months Ended August 31, 1997

    Revenues from ongoing operations for the six months ended August 31, 1998 increased 40% to $932.4 million from $666.4 million for the six months ended August 31, 1997. Net earnings from ongoing operations increased 28% to $185.8 million for the six months ended August 31, 1998 from $144.7 million for the six months ended August 31, 1997. Both revenues and net earnings from ongoing operations for the six months ended August 31, 1997 exclude a nonrecurring pre-tax gain of $57.4 million from the sale of a subsidiary. The increase in revenues and net earnings from ongoing operations for the six months ended August 31, 1998 compared to the six months ended August 31, 1997 was primarily attributable to higher loan production for the six months ended August 31, 1998. These positive factors were partially offset by an increase in amortization and net impairment of the servicing asset and an increase in expenses for the six months ended August 31, 1998 over the six months ended August 31, 1997.

    The total volume of loans produced increased 120% to $43.8 billion for the six months ended August 31, 1998 from $19.9 billion for the six months ended August 31, 1997. Refinancings totaled $23.3 billion, or 53% of total fundings, for the six months ended August 31, 1998, as compared to $5.8 billion, or 29% of total fundings, for the six months ended August 31, 1997. Fixed-rate loan production totaled $41.1 billion, or 94% of total fundings, for the six months ended August 31, 1998, as compared to $13.7 billion, or 69% of total fundings, for the six months ended August 31, 1997.

    Included in the Company's total volume of loans produced are $1.1 billion of home equity loans funded in the six months ended August 31, 1998 and $673 million funded in the six months ended August 31, 1997. Sub-prime credit quality loan production, which is also included in the Company's total production volume, was $1.4 billion for the six months ended August 31, 1998 and $670 million during the six months ended August 31, 1997.

     Total loan volume in the Company's production divisions is summarized below.

-------------------------------------------- ------------------------------------ --------

(Dollar amounts in millions)                     Six Months Ended August 31,
-------------------------------------------- ------------------------------------

                                                 1998                   1997
                                             -------------          -------------
    Consumer Markets Division                   $13,259               $  5,372
    Wholesale Lending Division                   14,989                  5,831
    Correspondent Lending Division               15,249                  8,718
    Full Spectrum Lending, Inc.                     313                      -
                                             -------------          -------------
    Total Loan Volume                           $43,810                $19,921
                                             =============          =============

-------------------------------------------- ------------- -------- ------------- --------

    Loan origination fees increased during the six months ended August 31, 1998 as compared to the six months ended August 31, 1997 due to higher production and change in the Divisional mix. The Consumer Markets Division and the Wholesale Lending Division (which, due to their cost structures, charge higher origination fees per dollar loaned than the Correspondent Division), comprised a greater percentage of total production in the six months ended August 31, 1998 than in the six months ended August 31, 1997. Gain on sale of loans improved during the six months ended August 31, 1998 as compared to the six months ended August 31, 1997 primarily due to higher production.

    Net interest income (interest earned net of interest charges) increased to $21.2 million for the six months ended August 31, 1998 from $4.0 million for the six months ended August 31, 1997. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($61.8 million and $32.1 million for the six months ended August 31, 1998 and 1997, respectively); (ii) interest expense related to the Company's investment in servicing rights ($174.2 million and $96.1 million for the six months ended August 31, 1998 and 1997, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($130.9 million and $64.1 million for the six months ended August 31, 1998 and 1997, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in interest costs incurred on payoffs. The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances (caused by growth of the servicing portfolio and an increase in the amount of prepayments) from the six months ended August 31, 1997 to the six months ended August 31, 1998.

    During the six months ended August 31, 1998, loan servicing income was positively affected by the continued growth of the loan servicing portfolio. The growth in the Company's servicing portfolio during the six months ended August 31, 1998 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments, scheduled amortization of mortgage loans and the transfer out of $6.5 billion of subservicing.

    The annual prepayment rate of the Company's servicing portfolio was 27% for the six months ended August 31, 1998 compared to 12% for the six months ended August 31, 1997. The increase in the prepayment rate from the six months ended August 31, 1997 to the six months ended August 31, 1998 was primarily attributable to the increase in refinance activity caused by lower interest rates during the six months ended August 31, 1998 than during the six months ended August 31, 1997.

    During the six months ended August 31, 1998, the Company recognized a net benefit of $289.9 million from its Servicing Hedge. The net benefit included unrealized gains of $272.7 million and net realized gains of $17.2 million from the amortization and sale of various financial instruments that comprise the Servicing Hedge. During the six months ended August 31, 1997, the Company recognized a net expense of $11.3 million from its Servicing Hedge. The net expense included unrealized losses of $8.7 million and net realized losses of $2.6 million from the amortization and sale of various financial instruments that comprise the Servicing Hedge.

    The Company recorded amortization and impairment of its MSRs in the six months ended August 31, 1998 totaling $590.3 million (consisting of normal amortization amounting to $269.0 million and impairment of $321.3 million), compared to amortization and net recovery of its MSRs of $131.3 million (consisting of normal amortization amounting to $136.9 million and net recovery of $5.6 million) in the six months ended August 31, 1997.

Salaries and related expenses are summarized below for the six months ended August 31, 1998 and 1997.

   -- --------------------------- -- -- --------- ------------------------------------------------- -- --- --- -----
      (Dollar     amounts     in                     Six Months Ended August 31, 1998
      thousands)
                                     -- --------- ------------------------------------------------- -- --- --- -----
   -- --------------------------- --
                                     Production           Loan        Corporate                     Other
                                     Activities      Administration  Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

      Base Salaries                  $  93,103         $23,435        $42,625            $18,168         $177,331

      Incentive Bonus                   71,196             481          9,892              8,669           90,238

      Payroll Taxes and Benefits        24,183           5,325          8,321              2,842           40,671
                                     ------------    -------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                   $188,482         $29,241        $60,838            $29,679         $308,240
                                     ============    =============   =============    =============    -------------

      Average      Number     of         4,859           1,795           1,693               625            8,972
      Employees

   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------


   -- --------------------------- -- -- --------- -----------------------------
      (Dollar     amounts     in                Six Months Ended August 31, 1997
      thousands)
                                     -- --------- ------------------------------

                                     Production           Loan        Corporate                     Other
                                     Activities      Administration  Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

      Base Salaries                  $  60,164       $  21,675       $                 $  10,902        $ 125,967
                                                                       33,226

      Incentive Bonus                   30,373             585          8,445              4,970           44,373

      Payroll Taxes and Benefits         9,905           4,082          3,206              1,052           18,245
                                     ------------    -------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                   $100,442         $             $                 $  16,924        $ 188,585
                                                        26,342         44,877
                                     ============    =============   =============    =============    -------------

      Average      Number     of         2,972           1,621           1,330               408            6,331
      Employees

   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

    The amount of salaries increased during the six months ended August 31, 1998 from the six months ended August 31, 1997 primarily due to an increased number of employees resulting from expansion of the Consumer Markets and Wholesale division branch networks, including new retail sub-prime branches. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking activities also contributed to the increase. The increase in incentive bonuses was due primarily to the increased production.

    Occupancy and other office expenses for the six months ended August 31, 1998 increased to $128.8 million from $79.5 million for the six months ended August 31, 1997, primarily due to: (i) the continued effort by the Company to expand its retail branch network, particularly outside California; (ii) higher loan production; (iii) a larger servicing portfolio; and (iv) growth in the Company's non-mortgage banking activities.

    Guarantee fees for the six months ended August 31, 1998 increased 5% to $90.0 million from $85.4 million for the six months ended August 31, 1997. This increase resulted from an increase in the servicing portfolio, changes in the mix of permanent investors and terms negotiated at the time of loan sales.

    Marketing expenses for the six months ended August 31, 1998 increased 46% to $30.1 million from $20.6 million for the six months ended August 31, 1997, reflecting the increased level of mortgage originations, particularly refinances, as well as the Company's continued implementation of a marketing plan to increase brand awareness of the Company in the residential mortgage market.

    Other operating expenses for the six months ended August 31, 1998 increased from the six months ended August 31, 1997 by $15.5 million, or 28%. This increase was due primarily to higher loan production, a larger servicing portfolio, increased systems development and growth in the Company's non-mortgage banking subsidiaries in the six months ended August 31, 1998 as compared to the six months ended August 31, 1997.

Profitability of Loan Production and Servicing Activities

    In the six months ended August 31, 1998, the Company's pre-tax income from its loan production activities (which include loan origination and purchases, warehousing and sales) was $282.6 million. In the six months ended August 31, 1997, the Company's comparable pre-tax income was $95.3 million. The increase of $187.3 million was primarily attributable to increased production and a shift in production mix towards the Consumer Markets and Wholesale Divisions. These positive results were partially offset by higher production costs. In the six months ended August 31, 1998, the Company's pre-tax loss from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent and marketing foreclosed properties) was $3.0 million as compared to an income of $120.3 million in the six months ended August 31, 1997. The decrease of $123.3 million was principally attributed to the increased amortization and impairment of the servicing asset and Interest Costs Incurred on Payoffs due to declining interest rates and increase in prepayments from August 31, 1997 to August 31, 1998. These negative factors were partially offset by an increase in servicing fees, miscellaneous income and interest earned on escrow balances derived by the larger servicing portfolio.

Profitability of Other Activities

    In addition to loan production and loan servicing, the Company offers ancillary products and services related to its mortgage banking activities. These include title insurance and escrow services, home appraisals, securities brokerage and servicing rights brokerage. For the six months ended August 31, 1998, these activities contributed $25.0 million to the Company's pre-tax income compared to $21.5 million during the six months ended August 31, 1997. This increase in pre-tax income primarily results from improved performance of the title insurance, escrow and Capital Markets businesses.

QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its loan origination and loan servicing business segments, which are counter-cyclical in nature. In addition, the Company utilizes various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its committed pipeline, mortgage loan inventory and MBS held for sale, MSRs, MBS retained in securitizations and debt securities. The overall objective of the Company's interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. The Company does not speculate on the direction of interest rates in its management of interest rate risk.

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

    Utilizing the sensitivity analyses described above, as of the quarter ended August 31, 1998, the Company estimates that a permanent 0.50% reduction in interest rates, all else being constant, would result in a $10.4 million after-tax loss related to its trading securities and a $3.2 million after-tax gain related to its other financial instruments, for the fiscal year ended February 28, 1999. The Company estimates that this combined after-tax loss of $7.2 million is the largest such loss that would occur within the range of reasonably possible interest rate changes. These sensitivity analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario. Consequently, the preceding estimates are not and should not be viewed as a forecast.

INFLATION

    Inflation affects the Company in the areas of loan production and servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates increase, loan production, particularly from loan refinancings, decreases, although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by an improving economy or the anticipation of increasing real estate values. In such periods of reduced loan production, production margins may decline due to increased competition resulting from overcapacity in the market. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down thereby extending the average life of the Company's servicing portfolio thereby reducing amortization and impairment of the MSRs. In addition, Interest Costs Incurred on Payoffs decline and the rate of interest earned from the custodial balances tends to increase. Conversely, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings primarily due to increased amortization and impairment of the MSRs, a decreased rate of interest earned from the custodial balances and increased Interest Costs Incurred on Payoffs. The impact of changing interest rates on servicing-related earnings are reduced by performance of the Servicing Hedge, which is designed to mitigate the impact on earnings of impairment that may result from declining interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently utilizes commercial paper supported by the revolving credit facility, medium-term notes, MBS repurchase agreements, subordinated notes, pre-sale funding facilities, unsecured short-term bank loans, an optional cash purchase feature in the dividend reinvestment plan, redeemable capital trust pass-through securities and cash flow from operations. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from the revolving credit facility and public offerings of common and preferred stock.

    Current conditions in the global financial markets have made it more difficult for corporations, in particular financial institutions, to raise capital on terms similar to that realized in the recent past. In general, corporate debt investors are requiring higher spreads between corporate bonds and U.S. treasury securities and are less inclined to invest on a long-term basis. As a result, the Company has experienced some widening in spreads on its short-term and long-term debt. The Company does not expect these current conditions to have a material adverse impact either on its financial condition or results of operations.

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

Cash Flows

    Operating Activities In the six months ended August 31, 1998, the Company's operating activities provided cash of approximately $0.1 billion. In the six months ended August 31, 1997, operating activities used approximately $1.1 billion, primarily to support the increase in its mortgage loans and MBS held for sale.

    Investing Activities The primary investing activity for which cash was used by the Company was the investment in MSRs. Net cash used by investing activities was $0.9 billion for the six months ended August 31, 1998 and $0.5 billion for the six months ended August 31, 1997.

Financing Activities Net cash provided by financing activities amounted to $0.8 billion for the six months ended August 31, 1998. Net cash provided by financing activities amounted to $1.6 billion for the six months ended August 31, 1997.

PROSPECTIVE TRENDS

Applications and Pipeline of Loans in Process

    For the month ended September 30, 1998, the Company received new loan applications at an average daily rate of $625 million and at September 30, 1998, the Company's pipeline of loans in process was $15.9 billion. This compares to a daily application rate in the month end September 30, 1997 of $295 million and a pipeline of loans in process at September 30, 1997 of $6.8 billion. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK `N SHOP(R) Pipeline at September 30, 1998 was $1.5 billion and at September 30, 1997 was $1.1 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the extent of price competition in the market, the direction of interest rates, seasonal factors and general economic conditions.

Market Factors

    Loan production increased 117% from quarter ended August 31, 1997 to quarter ended August 31, 1998. This increase was due to several factors. First, mortgage interest rates generally were lower in the quarter ended August 31, 1998. This drove a 285% increase in refinance loan production in the quarter ended August 31, 1998 as compared to the quarter ended August 31,1997. In addition, home purchase market activity was stronger during the quarter ended August 31, 1998 than in the quarter ended August 31, 1997. On top of the increase in the loan origination market, the Company increased its market share from the quarter ended August 31, 1997 to the quarter ended August 31, 1997, in larger part, due to its ongoing expansion of the Consumer Markets and Wholesale Divisions.

    The annual prepayment rate in the servicing portfolio increased from 13% for the quarter ended August 31, 1997 to 26% for the quarter ended August 31, 1998 due to lower interest rates in the quarter ended August 31, 1998 than in the quarter ended August 31, 1997.

    The Company's primary competitors are commercial banks, savings and loans, mortgage banking subsidiaries of diversified companies, as well as other mortgage bankers. Over the past three years, certain commercial banks have expanded their mortgage banking operations through acquisition of formerly independent mortgage banking companies and through internal growth. The Company believes that these transactions and activities have not had a material impact on the Company or on the degree of competitive pricing in the market.

    The Company's California mortgage loan production (measured by principal balance) constituted 25% of its total production during the quarter ended August 31, 1998 and 24% during the quarter ended August 31, 1997. The Company is continuing its efforts to expand its production capacity outside of California. Some regions in which the Company operates have experienced slower economic growth, and real estate financing activity in these regions has been negatively impacted. To the extent the Company's loan production is concentrated in a particular geographic region, the Company's operations will be adversely affected if that region experiences slow or negative economic growth resulting in decreased residential real estate lending activity.

    The delinquency rate in the Company-owned servicing portfolio decreased to 3.64% at August 31, 1998 from 4.25% at August 31, 1997. The proportion of government and high loan-to-value conventional loans, which tend to experience higher delinquency rates than low loan-to-value conventional loans, was 47% and 49% of the portfolio at August 31, 1998 and August 31, 1997, respectively. The weighted average age of the portfolio is 29 months at August 31, 1998 and August 31, 1997. Delinquency rates tend to increase as loans age, generally reaching a peak at three to five years of age. However, because the loans in the portfolio are generally serviced on a non-recourse basis, the Company's exposure to credit loss is substantially limited. Further, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

    The percentage of loans in the Company's owned servicing portfolio that are in foreclosure decreased to 0.36% at August 31, 1998 from 0.63% at August 31, 1997 primarily due to the sale of $314 million of mortgage loans in foreclosure as of August 31, 1998. Because the Company services substantially all conventional and FHA loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. The Company retains credit risk on the home equity and sub-prime loans it securitizes through retention of a subordinated interest. At August 31, 1998, the Company had investments in such subordinated interests amounting to $260 million. While the Company generally does not retain credit risk with respect to the prime credit quality first mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of the representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent credit loss on the mortgage loan may be borne by the Company. In addition, the Company is exposed to credit losses on loans partially guaranteed by the Department of Veterans Administration ("VA") for any amount of loss above such partial guarantee. Loans which are partially guaranteed by the VA totaled 8.0% of the Company's servicing portfolio at August 31, 1998.


Servicing Hedge

    As previously discussed, the Company's Servicing Hedge is designed to protect the value of its investment in MSRs from the effects of increased prepayment activity that generally results from declining interest rates. In periods of increasing interest rates, the value of the Servicing Hedge generally declines and the value of MSRs generally increases. There can be no assurance that, in periods of increasing interest rates, the increase in value of the MSRs will offset the amount of Servicing Hedge expense; or in periods of declining interest rates, that the Company's Servicing Hedge will generate gains, or if gains are generated, that they will fully offset impairment of the MSRs.

Implementation of New Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement will become effective in the fiscal year ended February 28, 2001. The impact of the adoption of this statement on the Company's financial statements is not known at this time.

Year 2000 Update

    The Company has five distinct Year 2000 Projects, each of which focuses on a particular critical area.

    The Company's primary platform is the IBM AS/400 which contains all of the data relating to the origination and servicing of the home loans in the Company's portfolio. As of September 1998, the Company has reprogrammed and re-engineered the system to incorporate four-digit century date fields, tested the function and accuracy of the reprogrammed fields and implemented the revised code in more than 17,000 programs on the AS/400. The Company has begun forward-date testing and estimates that it will be completed before December 31, 1998. Unanticipated systems incompatibilities, testing complexities or scheduling conflicts could result in complications and delays of forward-date testing.

    Many of the Company's Client Server applications have been developed in-house and in a Year 2000 compliant format. The majority of those applications interface with the AS/400. The Company is reviewing each of its mission critical Client Server applications to confirm their Year 2000 readiness. Additionally, as part of this project, the Company is testing the interfaces between the individual mission critical Client Server applications and the AS/400 to confirm that accurate data is exchanged with the revised AS/400 programs. The Company estimates that 60% of its mission critical Client Server applications have been forward-date tested. The Company presently anticipates that all mission critical Client Server applications will be remediated by November 30, 1998 and that forward-date testing of those applications will be completed by December 31, 1998.

    The Company's Infrastructure Project is responsible for inventorying the personal computers used by the Company's employees nationwide to determine the Year 2000 readiness of the hardware of each. This process is approximately 85% complete. Where necessary, older computers and related hardware which are not Year 2000 compliant will be replaced before December 31, 1999. As part of the Infrastructure Project, the Company is also identifying "shrink-wrapped" and desktop software purchased company-wide, as well as desktop software supporting individuals and individual business units, in order to determine whether the vendor is bringing its products into compliance. This Project also monitors websites and other available information of software and hardware vendors and disseminates the latest available information to those business units relying on the product. In the event the products are not or will not be compliant, the Company is assessing its needs for the applications. With respect to non-compliant software, the Company will either seek alternative sources of similar applications, develop its own applications or attempt to obtain the source code and the vendor's authorization to re-engineer it.

    The Infrastructure Project has inventoried, assessed and completed necessary corrective action with respect to the Company's mission critical wide area network components, telecommunications systems and unique business systems. These systems are scheduled for forward-date testing which the Company anticipates will be completed by December 31, 1998. Additionally, the Infrastructure Project personnel, along with personnel from the Company's Facilities and Property Management Departments, are evaluating building systems of the Company's corporate facilities to assess whether they will operate satisfactorily in the Year 2000 and beyond. These building systems include energy management, environmental, and safety and security systems. The Company estimates this process will be completed by June 1999.

    The Communications Project personnel have developed a database for collecting information regarding the Year 2000 status of the Company's strategic business partners and other vendors and suppliers. Individual business units identify in the database contact information regarding their respective business partners, vendors and suppliers, and the database tracks the inquiry made of each such entity, that entity's response to the Company's inquiry and the Company's response to each entity's inquiry. Analysis of the information contained in the database and development of additional features and functions of the database are ongoing. The goal is to achieve a reasonable understanding of the Year 2000 readiness and contingency plans of the Company's business partners, vendors and suppliers well in advance of the Year 2000.

    Additionally, the Communications Project personnel represent the Company in its participation as one of the leading mortgage banking companies involved in the Mortgage Bankers Association (MBA) inter-industry testing project. Other participants include GNMA, FNMA and FHLMC, as well as banks, insurance companies and credit bureaus. The MBA project involves inter-industry testing of transactions from loan origination, secondary marketing and loan servicing areas and its mission is to make sure the various interfaces work together across the entire industry.

Contingency Planning

    The Company has retained a vendor specializing in business continuity planning to review its business continuity procedures on a company-wide basis and assist in its assessment of the contingency plans of each business unit, as well as those of mission critical business partners, vendors and suppliers. The Year 2000 aspect of this process is expected to be completed in early 1999. The business analysis aspect of the contingency planning process also serves as a means of verifying the Company's existing inventories of Client Server applications, Infrastructure hardware and software, business partners, vendors and suppliers and external and internal interfaces.

Costs

    The total cost associated with the Company's Year 2000 efforts is not expected to be material to the Company's financial position. These costs are being expensed by the Company during the period in which they are incurred. The estimated total cost of the Year 2000 Project is approximately $36 million, of which $16 million has been incurred through August 31, 1998.

Risks

    Due to the global nature of the Year 2000 issue, the Company cannot determine all of the consequences the Year 2000 may have on its business and operations. The Company believes that in light of the efforts of its Year 2000 Projects, including the Contingency Planning aspect, the possibility of material business interruptions is unlikely. However, there may be instances where the Company will rely on third party information which may be unreliable or unverifiable. The Company cannot be assured that third parties upon which it relies, including utilities and telecommunications service providers, will not have business interruptions which could have an adverse effect on the Company.


    Forward-looking statements contained in this Year 2000 Update should be read
in   conjunction   with   the   Company's   disclosures   under   the   heading:
"FORWARD-LOOKING STATEMENTS" which appears in Item 2 on page of this Form 10Q.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)     Exhibits

4.17 Form of Medium-Term Notes, Series G (fixed-rate) of CHL (incorporated by reference to Exhibit 4.10 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-58125 and 333-58125-01) filed with the SEC on June 30, 1998).

4.18 Form of Medium-Term Notes, Series G (floating-rate) of CHL (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-58125 and 333-58125-01) filed with the SEC on June 30, 1998).

10.8.1 Short Term Facility Extension Amendment dated as of the 23rd day of September 1998 by and among Countrywide Home Loans, Inc., the Short Term Lenders under the Revolving Credit Agreement dated as of September 24, 1997 and Bankers Trust Company, as Credit Agent.

10.22.5     Fifth Amendment to the Amended and Restated 1993 Stock Option Plan.


(b)   Reports on Form 8-K.  None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                                   (Registrant)






          DATE:     October 14, 1998
                                          --------------------------------------
                                                   Stanford L. Kurland
                                                   Senior Managing Director and
                                                   Chief Operating Officer




          DATE:     October 14, 1998
                                          --------------------------------------
                                Carlos M. Garcia
                                            Managing Director; Chief Financial
                                            Officer and Chief Accounting Officer
                                            (Principal Financial Officer and
                                                   Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                                   (Registrant)






          DATE:     October 14, 1998            /s/ Stanford L. Kurland
                                          --------------------------------------
                                                   Senior Managing Director and
                                                   Chief Operating Officer




          DATE:     October 14, 1998           /s/ Carlos M. Garcia
                                          --------------------------------------
                                            Managing Director; Chief Financial
                                            Officer and Chief Accounting Officer
                                           (Principal Financial Officer and
                                                   Principal Accounting Officer)

                                                   EXHIBIT INDEX





Exhibit Number                                       Document Description

 4.17 Form of Medium-Term Notes, Series G (fixed-rate) of CHL (incorporated by reference to Exhibit 4.10 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-58125 and 333-58125-01) filed with the SEC on June 30, 1998).

4.18 Form of Medium-Term Notes, Series G (floating-rate) of CHL (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos.333-58125 and 333-58125-01) filed with the SEC on June 30, 1998).

10.8.1 Short Term Facility Extension Amendment dated as of the 23rd day of September 1998 by and among Countrywide Home Loans, Inc., the Short Term Lenders under the Revolving Credit Agreement dated as of September 24, 1997 and Bankers Trust Company, as Credit Agent.

10.22.5              Fifth Amendment to the Amended and Restated 1993 Stock
                     Option Plan.