Form 10-Q
period 1998-11-30
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1999-01-15
CIK 25191

Page 3


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

For the quarterly period ended November 30, 1998

                                                              OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________  to  ___________________
Commission File Number:         1-8422



                                  COUNTRYWIDE CREDIT INDUSTRIES, INC.
                 ---------------------------------------------------------------
                      (Exact name of registrant as specified in its charter)

                   DELAWARE                                          13-2641992
-------------------------------------------------------- -----------------------
       (State or other jurisdiction of                           (IRS Employer
        incorporation or organization)                       Identification No.)

4500 Park Granada, Calabasas, California                                91302
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

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
                               Yes       X      No
                                     --------       --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                   Outstanding at January 13, 1999
        -----                                   -------------------------------
        Common Stock $.05 par value             112,566,729

                                     PART I
                              FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                          (Dollar amounts in thousands)

                             A S S E T S

                                                                          November 30,           February 28,

                                                                              1998                   1998
                                                                       ------------------     -------------------

Cash                                                                    $      52,330           $      10,707
Mortgage loans and mortgage-backed securities held for sale                 7,779,742               5,292,191
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                  282,097                 226,330
Mortgage servicing rights, net                                              3,732,003               3,612,010
Other assets                                                                4,356,671               3,041,973
                                                                       ------------------     -------------------
       Total assets                                                       $16,202,843             $12,183,211
                                                                       ==================     ===================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                              $5,444,408              $3,945,606
                                                                       ==================     ===================

                LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                             $10,002,891              $7,475,221
Drafts payable issued in connection with mortgage loan closings             1,089,045                 764,285
Accounts payable, accrued liabilities and other                             1,156,852                 482,678
Deferred income taxes                                                       1,034,079                 873,084
                                                                       ------------------     -------------------
       Total liabilities                                                   13,282,867               9,595,268

Commitments and contingencies                                                       -                      -

Company-obligated  mandatorily redeemable capital trust pass-through  securities of subsidiary trusts holding solely Company
   guaranteed related subordinated debt                                       500,000                 500,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value;
   issued and outstanding, none                                                     -                      -
Common stock - authorized, 240,000,000 shares of $0.05 par
   value; issued and outstanding, 111,957,095 shares at
November 30, 1998 and 109,205,579 shares at February 28, 1998                   5,598                   5,460
Additional paid-in capital                                                  1,138,878               1,049,365
Accumulated other comprehensive income                                        (11,075)                  3,697
Retained earnings                                                           1,286,575               1,029,421
                                                                       ------------------     -------------------
       Total shareholders' equity                                           2,419,976               2,087,943
                                                                       ------------------     -------------------
       Total liabilities and shareholders' equity                         $16,202,843             $12,183,211
                                                                       ==================     ===================


Borrower and investor custodial accounts                                   $5,444,408              $3,945,606
                                                                       ==================     ===================

The  accompanying  notes are an integral part of these statements.

                                     Page 3
              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
            (Dollar amounts in thousands, except earnings per share)



                                                                 Three Months                      Nine Months
                                                              Ended November 30,               Ended November 30,
                                                              1998            1997             1998            1997

                                                          -------------- --------------    -------------- --------------
Revenues
   Loan origination fees                                     $166,934        $ 78,907          $462,740    $  197,561
   Gain on sale of loans, net of commitment fees              186,241         103,323           517,073       288,954
                                                          -------------- --------------    -------------- --------------
     Loan production revenue                                  353,175         182,230           979,813       486,515

   Interest earned                                            184,869         119,743           556,294       305,605
   Interest charges                                          (177,751)       (110,113)         (528,017)     (291,935)
                                                          -------------- --------------    -------------- --------------
     Net interest income                                        7,118           9,630            28,277        13,670

   Loan servicing income                                      261,349         234,499           755,523       670,582
   Amortization and impairment/recovery of
     mortgage servicing rights                                               (243,726)       (1,271,231)     (375,067)
                                                          (680,927)
   Servicing hedge benefit                                    533,030         161,506           822,891       150,225
                                                          -------------- --------------    -------------- --------------
     Net loan administration income                           113,452         152,279           307,183       445,740

   Commissions, fees and other income                          40,452          31,002           131,346        95,636
   Gain on sale of subsidiary                                       -               -                 -        57,381
                                                          -------------- --------------    -------------- --------------
         Total revenues                                       514,197         375,141         1,446,619     1,098,942

Expenses
   Salaries and related expenses                              176,015         110,458           484,255       299,043
   Occupancy and other office expenses                         73,391          49,179           202,208       128,667
   Guarantee fees                                              45,634          43,467           135,655       128,855
   Marketing expenses                                          17,085           9,711            47,189        30,353
   Other operating expenses                                    41,464          30,878           112,063        85,989
                                                                                           -------------- --------------
                                                          -------------- --------------
         Total expenses                                       353,589         243,693           981,370       672,907
                                                          -------------- --------------    -------------- --------------

Earnings before income taxes                                  160,608         131,448           465,249       426,035
   Provision for income taxes                                  62,637          51,265           181,447       166,154
                                                          -------------- --------------    -------------- --------------

NET EARNINGS                                                  $97,971        $ 80,183          $283,802     $ 259,881
                                                          ============== ==============    ============== ==============

Earnings per share
   Basic                                                       $0.88         $0.75              $2.56          $2.43
   Diluted                                                     $0.84         $0.71              $2.43          $2.34











The  accompanying  notes are an integral part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (Dollar amounts in thousands)

                                                                                                 Nine Months
                                                                                              Ended November 30,
                                                                                           1998                 1997

                                                                                      ----------------    ----------------
Cash flows from operating activities:
   Net earnings                                                                         $    283,802        $   259,881
      Adjustments to reconcile net earnings to net cash
       provided (used) by operating activities:
      Gain on sale of available-for-sale securities                                          (56,820)                 -
      Gain on sale of subsidiary                                                                   -            (57,381)
     Amortization and impairment/recovery of mortgage                                      1,271,231            375,065
servicing rights
     Depreciation and other amortization                                                      41,418             32,559
     Deferred income taxes                                                                   181,848            181,509

     Origination and purchase of loans held for sale                                     (67,812,248)       (32,654,304)
     Principal repayments and sale of loans                                               65,324,697         30,740,856
                                                                                      ----------------    ----------------
         Increase in mortgage loans and mortgage-backed
         securities held for sale                                                         (2,487,551)        (1,913,448)

     Increase in other assets                                                             (1,526,884)        (1,191,679)
     Increase in accounts payable and accrued liabilities                                    674,181            231,705
                                                                                      ----------------    ----------------
       Net cash provided (used) by operating activities                                   (1,618,775)        (2,081,789)
                                                                                      ----------------    ----------------
Cash flows from investing activities:
   Additions to mortgage servicing rights                                                 (1,391,224)          (785,057)
   Purchase of property, equipment and leasehold
     improvements - net                                                                      (85,483)           (52,922)
   Proceeds from sale of available-for-sale securities                                       231,555                  -
                                                                                      ----------------    ----------------
       Net cash used by investing activities                                              (1,245,152)          (837,979)
                                                                                      ----------------    ----------------
Cash flows from financing activities:
   Net (decrease) increase in warehouse debt and other
     short-term borrowings                                                                   (64,844)         1,580,560
   Issuance of long-term debt                                                              3,062,070          1,192,513
   Repayment of long-term debt                                                              (144,796)           (86,732)
   Issuance of Company obligated mandatorily redeemable
     securities of subsidiary trusts holding company guaranteed
     related subordinated debt                                                                     -            200,000
   Issuance of common stock                                                                   79,768             58,302
   Cash dividends paid                                                                       (26,648)           (25,706)
                                                                                      ----------------    ----------------
       Net cash provided by financing activities                                           2,905,550          2,918,937
                                                                                      ----------------    ----------------
Net increase (decrease) in cash                                                               41,623               (831)
Cash at beginning of period                                                                   10,707             18,269
                                                                                      ================    ================
Cash at end of period                                                                 $       52,330       $     17,438
                                                                                      ================    ================
Supplemental cash flow information:
   Cash used to pay interest                                                           $     422,788        $   286,310
   Cash used to pay income taxes                                                      $                   $
                                                                                               1,367                 50
Noncash financing activities:
   Unrealized gain (loss) on available-for-sale securities,
     net of tax                                                                       $      (14,772)      $     24,083


The  accompanying  notes are an integral part of these statements.


              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                          (Dollar amounts in thousands)


                                                                    Three Months                  Nine Months
                                                                 Ended November 30,            Ended November 30,

                                                                1998            1997            1998            1997
                                                            --------------  -------------   --------------  -------------

NET EARNINGS                                                   $97,971          $80,183        $283,802        $259,881

Other comprehensive income, net of taxes:
    Unrealized gains (losses) on available for sale
securities:
       Unrealized holding gains (losses) arising
         during the period                                      (9,342)          24,510          19,888          24,083
       Less: reclassification adjustment for gains
included in                           net earnings             (25,604)               -         (34,660)              -
                                                                            -------------
                                                            --------------  -------------   --------------  -------------
Other comprehensive income                                     (34,946)          24,510         (14,772)         24,083
                                                            --------------  -------------                   -------------
                                                            ==============  =============   ==============
COMPREHENSIVE INCOME                                           $63,025         $104,693        $269,030        $283,964
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

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 1998 of Countrywide Credit Industries, Inc. (the "Company").

    Certain amounts reflected in the consolidated financial statements for the nine-month period ended November 30, 1997 have been reclassified to conform to the presentation for the nine-month period ended November 30, 1998.

NOTE B - MORTGAGE SERVICING RIGHTS

    The activity in mortgage servicing rights was as follows.

   --------------------------------------------- ---------------------- --------------------------
                                                                                  Nine Months
                                                                                      Ended
      (Dollar amounts in thousands)                                        November 30, 1998
   --------------------------------------------- -- ---------------- -- ----------------------- --
      Mortgage Servicing Rights
         Balance at beginning of period                                        $3,653,318
         Additions                                                               1,391,224
         Scheduled amortization                                                   (416,425)
         Hedge losses (gains) applied                                             (804,279)
                                                                        -----------------------
         Balance before valuation reserve
                 at end of period                                               3,823,838
                                                                        -----------------------

      Reserve for Impairment of Mortgage Servicing Rights
         Balance at beginning of period                                            (41,308)
         Reductions (additions)                                                    (50,527)
                                                                        -----------------------
         Balance at end of period                                                  (91,835)
                                                                        =======================
         Mortgage Servicing Rights, net                                       $3,732,003
                                                                        =======================

   --------------------------------------------- -- ---------------- -- ----------------------- --

                                   (UNAUDITED)


NOTE C - OTHER ASSETS

    Other assets consisted of the following.

   ------------------------------------------------------------------ -------------------- -------------------------
       (Dollar amounts in thousands)                                    November 30, 1998         February 28,
                                                                                                    1998
   ------------------------------------------------------------------ -------------------- -------------------------
       Servicing hedge instruments                                            $1,270,684            $  801,335
       Trading securities                                                        831,260               243,947
       Receivables related to broker-dealer activities                           191,370               148,976
       Mortgage-backed securities retained in securitization                     484,686               466,259
       Rewarehoused FHA and VA loans                                             435,148               426,407
       Servicing related advances                                                207,940               231,437
       Short term investment                                                     175,000                   -
       Loans held for investment                                                 120,051               115,713
       Accrued interest                                                          101,002                84,601
       Equity securities                                                          79,798                96,152
       Other                                                                     459,732               427,146
                                                                         -----------------     ----------------
                                                                              $4,356,671            $3,041,973
                                                                         =================     ================


NOTE D - AVAILABLE FOR SALE SECURITIES

    Amortized cost and fair value of available for sale securities were as follows. In October 1998, mortgage-backed securities retained in securitization were reclassified as available for sale securities; see note I.

   -------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                November 30, 1998
                                    ---------------- - ------------------------------------ -- ----------------
                                                            Gross               Gross
                                      Amortized           Unrealized         Unrealized             Fair
   (Dollar amounts in thousands)         Cost               Gains              Losses               Value
   -------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

        Mortgage-backed
           securities retained in
           securitization               $509,464           $    265            ($25,043)           $484,686
        CMOs                              32,380              4,504                   -              36,884
        Equity Securities                  7,315              2,117                   -               9,432
                                                                           ----------------
                                    ================   =================                       ================
                                        $549,159            $ 6,886            ($25,043)           $531,002
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
                                    ================   =================   ================    ================

NOTE E - NOTES PAYABLE

    Notes payable consisted of the following.

   ------------------------------------------------------------------ -------------------- -------------------------
   (Dollar amounts in thousands)                                            November 30,          February 28,
                                                                                    1998                 1998
   ------------------------------------------------------------------ -------------------- -------------------------
       Commercial paper                                                       $1,982,631            $2,119,330
       Medium-term notes, Series A, B, C, D, E, F, G and Euro                  6,982,255             4,137,185
       Repurchase agreements                                                     762,139               181,121
       Subordinated notes                                                        200,000               200,000
       Unsecured notes payable                                                    75,000               835,000
       Other notes payable                                                           866                 2,585
                                                                         =================     ================
                                                                             $10,002,891            $7,475,221
                                                                         =================     ================



Revolving Credit Facility and Commercial Paper

    As of November 30, 1998, Countrywide Home Loans, Inc. ("CHL"), the Company's mortgage banking subsidiary, had an unsecured credit agreement (revolving credit facility) with forty-five commercial banks permitting CHL to borrow an aggregate maximum amount of $4.0 billion. This revolving credit facility consists of a five-year facility of $3.0 billion, which expires on September 24, 2002, and a one-year facility of $1.0 billion which expires on September 22, 1999. The facility contains various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL. As consideration for the facility, CHL pays annual commitment fees of $3.8 million. On April 15, 1998, CHL entered into an additional one year unsecured credit agreement (revolving credit facility), which expires April 14, 1999, with sixteen of the forty-five banks referenced above for total commitments of $1.3 billion. This facility contains terms consistent with the $4.0 billion revolving credit facility and as consideration for the facility, CHL pays annual commitment fees of $1.05 million. The purpose of the revolving credit facilities is to provide liquidity back-up for CHL's commercial paper program.
No amount was outstanding under either revolving credit facility at November 30, 1998.

    The interest rate on direct borrowings is based on a variety of sources, including the prime rate and the London Interbank Offered Rates ("LIBOR") for U.S. dollar deposits. This interest rate varies, depending on CHL's credit ratings. The weighted average borrowing rate on commercial paper borrowings for the nine months ended November 30, 1998 was 5.56%. The weighted average borrowing rate on commercial paper outstanding as of November 30, 1998 was 5.36%.

Medium-Term Notes

    As of November 30, 1998, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission or issued by CHL pursuant to its Euro medium-term note program were as follows.

-----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                              Outstanding Balance               Interest Rate              Maturity Date
                    ------------------------------------------ -----------------------  ----------------------------

                Floating-Rate   Fixed-Rate       Total        From         To           From           To
                ------------------------------------------ -----------  ----------  ------------- --------------

   Series A        $             $  173,500    $  173,500     7.29%        8.79%    Mar.  1999     Mar.  2002
                           -

   Series B                -        351,000       351,000     6.08%        6.98%    Jul.           Aug.  2005
                                                                                          1999

   Series C          208,000        197,000       405,000     3.88%        8.43%    Apr.           Mar.  2004
                                                                                          1999

   Series D           75,000        385,000       460,000     5.57%        6.88%    Aug.  2000     Sep.  2005

   Series E          310,000        690,000     1,000,000     5.37%        7.45%    Feb.  2000     Oct.  2008

   Series F          656,000      1,344,000     2,000,000     5.09%        7.00%    Oct.  1999      May  2013

   Series G          919,000        581,000     1,500,000     5.19%        7.00%    Jul.  1999     Nov.  2018

   Euro Notes      1,019,600         73,155     1,092,755     5.22%        6.30%    Jul   1999     Aug.  2008
                ------------------------------------------
     Total        $3,187,600     $3,794,655    $6,982,255
                ==========================================



    As of November 30, 1998, principally all of the outstanding fixed-rate notes had been effectively converted through interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the nine months ended November 30, 1998, including the effect of the interest rate swap agreements, was 6.01%. See Note J.

    On October 30, 1998,  the Company  filed a $2.0 billion  shelf  registration with the Securities and Exchange Commission ("SEC") covering Series H Medium-Term Notes. The Company intends to use the proceeds from the sale of the medium-term notes for general corporate purposes, which may include retirement of indebtedness of the Company and investment in servicing rights through the current production of loans and the bulk acquisition of contracts to service loans.

Repurchase Agreements

    As of November 30, 1998, the Company had entered into short-term financing arrangements to sell mortgage-backed securities ("MBS") under agreements to repurchase. The weighted average borrowing rate for the nine months ended November 30, 1998 was 5.56%. The weighted average borrowing rate on repurchase agreements outstanding as of November 30, 1998 was 5.20%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers, and all agreements are to repurchase the same or substantially identical MBS.

In addition, on November 25, 1998, CHL entered into a $1.5 billion committed mortgage loan repurchase facility, with four commercial banks. The facility has a maturity date of November 24, 1999. As consideration for this facility, CHL pays annual commitment fees of $1.9 million. CHL may sell, subject to an obligation to repurchase, conforming and non-conforming mortgage loans under the mortgage loan repurchase agreement. There were no outstanding amounts under this facility as of November 30, 1998.

Pre-Sale Funding Facilities

    As of November 30, 1998, CHL had uncommitted revolving credit facilities with the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. Interest rates are based on LIBOR, federal funds and/or the prevailing rates for MBS repurchase agreements. The weighted average borrowing rate for both facilities for the nine months ended November 30, 1998 was 5.65%. As of November 30, 1998, the Company had no outstanding borrowings under these facilities.

NOTE F - FINANCIAL INSTRUMENTS

    The following summarizes the notional amounts of Servicing Hedge derivative contracts.

------------------------------------- ------------------- -------------------- ------------------- ---------------------
(Dollar amounts in millions)               Balance,                                                      Balance,
                                       February 28, 1998                          Dispositions/        November 30,
                                                               Additions           Expirations             1998
------------------------------------- ------------------- -------------------- ------------------- ---------------------

Interest Rate Floors                          $33,000               9,500             (18,000)           $24,500
Long Call Options on
  Interest Rate Futures                       $79,400              38,320           (107,420)            $10,300
Long Put Options on
  Interest Rate Futures                      $  9,800              64,880            (19,180)            $55,500
Short Call Options on
  Interest Rate Futures                      $      -              41,800            (41,500)          $     300
Short Put Options on
  Interest Rate Futures                      $      -               5,030              (2,030)          $  3,000
Interest Rate Futures                        $  5,000              36,425             (18,925)           $22,500
Capped Swaps                                 $  1,000                                     -             $  1,000
                                                                -
Interest Rate Swaps                          $  3,900               7,500                (500)           $10,900
Interest Rate Cap                            $  4,500                                     -             $  4,500
                                                                -
Swaptions                                    $  1,850              28,500              (1,800)           $28,550
Options         on          Callable
  Pass-through                               $  2,561               1,800                 -             $  4,361
  Certificates



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

   -- ----------------------------------------- ---- ------------------------------------------------- ---------

      (Dollar amounts in thousands)                         November 30, 1998         February 28, 1998
   -- ---------------------------------------------- --------------------------- -- ----------------------------
      Balance Sheets:

       Mortgage loans and mortgage-backed
           securities held for sale                           $ 7,779,742                $ 5,292,191
        Other assets                                            7,339,737                  6,216,382
                                                             ==============             ==============
           Total assets                                       $15,119,479                $11,508,573
                                                             ==============             ==============

        Debt                                                  $10,859,223                $ 8,747,794
        Other liabilities                                        2,004,542                 1,027,884
        Equity                                                  2,255,714                  1,732,895
                                                             ==============             ==============
          Total liabilities and equity                        $15,119,479                $11,508,573
                                                             ==============             ==============





   --- ----------------------------------------- --- -------------------------------------------------- --------
       (Dollar amounts in thousands)                              Nine Months Ended November 30,
                                                             --------------- ---------- ---------------
                                                                  1998                       1997
   --- --------------------------------------------- ------- --------------- ---------- --------------- --------
       Statements of Earnings:

         Revenues                                              $1,224,689                   $914,084
         Expenses                                                 844,303                    603,599
         Provision for income taxes                               148,351                    120,774
                                                             ===============            ===============
           Net earnings                                          $232,035                   $189,711
                                                             ===============            ===============


NOTE I - IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement becomes effective in the fiscal year ending February 28, 2001. The Company has not yet determined the impact upon adoption of this standard on the Consolidated Financial Statements.

    In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for sale by a Mortgage Banking Enterprise ("SFAS No. 134"). SFAS No. 134 is an amendment of SFAS No.65, Accounting for Certain Mortgage Banking Activities. It requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities and other retained interest based on its ability and intent to sell or hold those instruments. The Company adopted this statement in October 1998 and, as a consequence, reclassified mortgage-backed securities retained in securitization as available for sale securities.

NOTE J - SUBSEQUENT EVENTS

    On December 16, 1998, the Company declared a cash dividend of $0.08 per common share payable on February 1, 1999 to shareholders of record on January 15, 1999.
    On December 7, 1998, CHL entered into a committed short-term financing arrangement to sell conforming mortgage loans under agreement to repurchase. The facility has a maturity date of December 6, 1999. As consideration for this facility, CHL paid annual commitment fees of $0.2 million.

    On December 15, 1998, CHL issued DM 1,000 million, 5 1/4% Deutsche Mark Notes due in 2005. CHL utilized a cross-currency swap to convert the fixed-rate Deutsche Mark borrowing into floating US dollars. On December 15, 1998, the DM 1,000 million was converted into $593 million.

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

The following table presents the computation of basic and diluted EPS for the three and nine month periods ended November 30, 1998 and 1997, under the provisions of SFAS No. 128.

----------------------- -- -- ----- ------------------------------------ -- ----- ------
                                            Three Months Ended November 30,
                         -- -- ----- ------------------------------------ -- ----- ------
                                     1998                             1997
                         ----------- -------- ---------    --------- --------- ----------
(Dollar amounts in                            Per-Share                        Per-Share
thousands, except per    Net                   Amount      Net                  Amount
share data)               Earnings   Shares                Earnings   Shares
--------------------------------------------------------   ------------------------------
Net earnings                $97,971                        $ 80,183
                         ===========                       =========

Basic EPS
Net earnings available
to common shareholders     $ 97,971  111,923  $   0.88         $ 80,183   107,572  $0.75


Effect of dilutive
stock options                -         5,071                  -            4,918
                         ----------- --------              ---------    ---------

Diluted EPS
Net earnings available
to common shareholders     $ 97,971  116,994  $   0.84        $ 80,183   112,490   $0.71

                         =========== ======== =========       ========= ======== ========

-

------------------------ -- -- ----- ------------------------------------ -- ----- ------
                                             Nine Months Ended November30,
                         -- -- ----- ------------------------------------ -- ----- ------
                                     1998                             1997
                         ----------- -------- ---------    ---------- -------- ----------
(Dollar amounts in                            Per-Share                        Per-Share
thousands, except per    Net                   Amount      Net                  Amount
share data)               Earnings   Shares                Earnings   Shares
-------------------------------------------------------    ------------------------------

Net earnings               $283,802                        $ 259,881
                         ===========                       ==========

Basic EPS
Net earnings available
to common shareholders    $ 283,802  111,065  $   2.56        $ 259,881  107,111  $  2.43

Effect of dilutive
stock options                -         5,749                      -        4,062
                         ----------- --------                 ---------- --------

Diluted EPS
Net earnings available
to common shareholders    $ 283,802  116,814  $   2.43        $ 259,881  111,173  $ 2.34

                         =========== ======== =========       ========== =======  ========

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

RESULTS OF OPERATIONS

Quarter Ended November 30, 1998 Compared to Quarter Ended November 30, 1997

     Revenues for the quarter ended November 30, 1998 increased 37% to $514.2 million from $375.1 million for the quarter ended November 30, 1997. Net earnings increased 22% to $98.0 million for the quarter ended November 30, 1998 from $80.2 million for the quarter ended November 30, 1997. The increase in revenues and net earnings for the quarter ended November 30, 1998 compared to the quarter ended November 30, 1997 was primarily attributable to higher loan production volume for the quarter ended November 30, 1998. An increase in the size of the Company's servicing portfolio also contributed to the increase in revenues and net earnings for the quarter ended November 30, 1998 compared to the quarter ended November 30, 1997. These positive factors were partially offset by an increase in amortization of the servicing asset and an increase in expenses for the quarter ended November 30, 1998 over the quarter ended November 30, 1997.

    The total volume of loans produced increased 89% to $24.0 billion for the quarter ended November 30, 1998 from $12.7 billion for the quarter ended November 30, 1997. The increase in loan production was primarily due to increased loan refinance activity, driven by generally lower interest rates that prevailed during the quarter ended November 30, 1998 compared to the quarter ended November 30, 1997, as well as to the continued expansion of the Company's Consumer Markets and Wholesale Lending Divisions. Refinancings totaled $14.2 billion, or 59% of total fundings, for the quarter ended November 30, 1998, as compared to $5.1 billion, or 40% of total fundings, for the quarter ended November 30, 1997. Fixed-rate mortgage loan production totaled $22.9 billion, or 96% of total fundings, for the quarter ended November 30, 1998, as compared to $9.9 billion, or 77% of total fundings, for the quarter ended November 30, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


    Total loan volume in the Company's production Divisions is summarized below.

------------------------------------------- ------------------------------------

       (Dollar amounts in millions)             Three Months Ended November 30,
------------------------------------------- ------------------------------------

                                                 1998                   1997
                                             -------------          ------------

    Consumer Markets Division                    $8,037                $ 3,437
    Wholesale Lending Division                    7,601                  4,194
    Correspondent Lending Division                8,185                  5,041
      Full Spectrum Lending, Inc.                   180                     61
                                             =============          =============

    Total Loan Volume                           $24,003                $12,733
                                             =============          =============

    Electronic Commerce (1)                        $848                    $26

     (1) Includes loans sourced through the Company's website of $205 million and $26 million for the quarters ended November 30, 1998 and November 30, 1997 respectively, as well as loans submitted to the Correspondent Lending Division via its correspondent website of $643 million for the quarter ended November 30, 1998.
--------------------------------------------------------------------------------

    The factors that affect the relative volume of production among the Company's Divisions include the price competitiveness of each Division's product offerings, the level of mortgage lending activity in each Division's market and the success of each Division's sales and marketing efforts.

    Included in the Company's total volume of loans produced is $625 million of home equity loans funded in the quarter ended November 30, 1998 and $372 million funded in the quarter ended November 30, 1997. Sub-prime loan production, which is also included in the Company's total production volume, was $603 million in the quarter ended November 30, 1998 and $427 million in the quarter ended November 30, 1997.

    At November 30, 1998 and 1997, the Company's pipeline of loans in process was $16.2 billion and $7.9 billion, respectively. Historically, approximately 43% to 77% of the pipeline of loans in process have funded. In addition, at November 30, 1998, the Company had committed to make loans in the amount of $1.2 billion, subject to property identification and approval of the loans (the "LOCK 'N SHOP (R) Pipeline"). At November 30, 1997, the LOCK 'N SHOP Pipeline was $1.1 billion. For the quarters ended November 30, 1998 and 1997, the Company received 331,903 and 180,702 new loan applications, respectively, at an average daily rate of $596 million and $315 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production Divisions' loan processing efficiency and loan pricing decisions.

    Loan origination fees increased during the quarter ended November 30, 1998 as compared to the quarter ended November 30, 1997 due to higher production and a change in the Divisional mix. The Consumer Markets Division (which, due to its higher cost structure, charges higher origination fees per dollar loaned) comprised a greater percentage of total production in the quarter ended November 30, 1998 than in the quarter ended November 30, 1997. Gain on sale of loans improved in the quarter ended November 30, 1998 as compared to the quarter ended November 30, 1997 primarily due to higher loan production volume during the quarter ended November 30, 1998. The sale of home equity loans contributed $13.5 million and $17.8 million to gain on sale of loans in the quarters ended November 30, 1998 and 1997, respectively. Sub-prime loans contributed $20.6 million and $13.0 million to the gain on sale of loans for the quarters ended November 30, 1998 and 1997, respectively. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate volatility and the general direction of interest rates.

     Net interest income (interest earned net of interest charges) decreased to $7.1 million for the quarter ended November 30, 1998 from $9.6 million for the quarter ended November 30, 1997. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan inventory ($24.4 million and $21.4 million for the quarters ended November 30, 1998 and 1997, respectively); (ii) interest expense related to the Company's investment in servicing rights ($88.9 million and $56.2 million for the quarters ended November 30, 1998 and 1997, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($70.0 million and $41.9 million for the quarters ended November 30, 1998 and 1997, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in inventory. The increase in net interest income from the mortgage loan inventory was primarily attributable to higher production levels. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances (caused by growth of the servicing portfolio and an increase in the amount of prepayments) from the quarter ended November 30, 1997 to the quarter ended November 30, 1998.

    During the quarter ended November 30, 1998, loan servicing income was positively affected by the continued growth of the loan servicing portfolio. At November 30, 1998, the Company serviced $205.4 billion of loans (including $2.3 billion of loans subserviced for others) compared to $175.2 billion (including $6.2 billion of loans subserviced for others) at November 30, 1997, a 17% increase. The growth in the Company's servicing portfolio during the quarter ended November 30, 1998 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments and scheduled amortization of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at November 30, 1998 and 1997 was 7.6% and 7.8%, respectively. It is the Company's strategy to build and retain its servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that servicing income is counter-cyclical to loan production income. See "Prospective Trends - Market Factors."

    During the quarter ended November 30, 1998, the annual prepayment rate of the Company's servicing portfolio was 30% compared to 16% for the quarter ended November 30, 1997. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market. The increase in the prepayment rate from the quarter ended November 30, 1997 to the quarter ended November 30, 1998 was primarily attributable to the increase in refinance activity caused by lower interest rates during the quarter ended November 30, 1998 than during the quarter ended November 30, 1997.

    The primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates is through a strong production capability and a growing servicing portfolio. In addition, to mitigate the effect on earnings of impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). These financial instruments include options on interest rate futures and MBS, interest rate futures, interest rate floors, interest rate swaps, interest rate swaps with the Company's maximum payment capped ("Capped Swaps"), options on interest rate swaps ("Swaptions"), interest rate caps, certain tranches of collateralized mortgage obligations ("CMOs") and options on callable pass-through certificates ("options on CPC").

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

     With  the   Swaptions,   the   Company   has  the   option  to  enter  into
areceive-fixed, pay-floating interest rate swap at a future date or to settle the transaction for cash.

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

    An option on CPC gives the holder the right to call a mortgage-backed security at par and receive the remaining cash flows from the particular pool. This option has a one year lockout, meaning it cannot be exercised until the end of the first year. After the lockout period, the option can be exercised at anytime subject to certain restrictions on the minimum price of the underlying security in some cases.

    The Servicing Hedge is designed to protect the value of the investment in mortgage servicing rights ("MSRs") from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of the hedge instruments declines. With respect to the floors, options, caps, Swaptions, options on CPC and CMOs, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments. The Company's exposure to loss on futures is related to changes in the Eurodollar rate over the life of the contract. The Company estimates that its maximum exposure to loss over the contractual term is $73.0 million. With respect to the Capped Swaps contracts entered into by the Company as of November 30, 1998, the Company estimates that its maximum exposure to loss over the contractual term is $21.0 million. With respect to the Swap contracts entered into by the Company as of November 30, 1998, the Company estimates that its maximum exposure to loss over the contractual term is $237.0 million. In the quarter ended November 30, 1998, the Company recognized a net benefit of $533.0 million from its Servicing Hedge. The net benefit included unrealized net gains of $174.7 million and net realized gains of $358.3 million from the sale of various financial instruments that comprise the Servicing Hedge and premium amortization. In the quarter ended November 30, 1997, the Company recognized a net benefit of $161.5 million from its Servicing Hedge. The net benefit included unrealized gains of $148.0 million and net realized gains of $13.5 million from premium amortization and the sale of various financial instruments that comprise the Servicing Hedge. There can be no assurance that the Servicing Hedge will generate gains in the future, or if gains are generated, that they will fully offset impairment of the MSRs.

    The Company recorded amortization and impairment of its MSRs in the quarter ended November 30, 1998 totaling $680.9 million (consisting of amortization amounting to $147.4 million and impairment of $533.5 million), compared to $243.7 million of amortization and impairment (consisting of amortization amounting to $76.8 million and impairment of $166.9 million) in the quarter ended November 30, 1997. The factors affecting the amount of amortization and impairment or recovery of the MSRs recorded in an accounting period include the level of prepayments during the period, the change in estimated future prepayments and the amount of Servicing Hedge gains or losses.

    Salaries and related expenses are summarized below for the quarters ended November 30, 1998 and 1997.

   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                       Quarter Ended November 30, 1998
          thousands)
   ------------------------------ -- ------ ------------------------------------------------- ----- -- ---- -----

                                     Production           Loan          Corporate          Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                    $56,175         $13,502         $23,347            $10,124        $103,148

      Incentive Bonus                   41,148             529           5,500              5,570          52,747

      Payroll Taxes and Benefits        12,664           3,048           2,893              1,515          20,120
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $109,987         $17,079         $31,740            $17,209        $176,015
                                     ============    =============    =============    =============    ------------

      Average      Number     of         5,849           2,026            1,885               695          10,455
      Employees



   -- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                      Quarter Ended November 30, 1997
      thousands)
  -------------------------------- -- ------ ------------------------------------------------- ----- -- ---- -----

                                     Production           Loan          Corporate          Other
                                     Activities      Administration   Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                    $35,462         $11,262         $17,853             $6,514         $71,091

      Incentive Bonus                   20,826             316           4,096              2,606          27,844

      Payroll Taxes and Benefits         5,373           2,138           3,440                572          11,523
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                   $61,661         $13,716         $25,389             $9,692        $110,458
                                     ============    =============    =============    =============    ------------

      Average Number of Employees        3,452           1,669            1,431               488           7,040




    The amount of salaries increased during the quarter ended November 30, 1998 reflecting the Company's strategy of expanding and enhancing its Consumer Markets and Wholesale branch networks, including new retail sub-prime branches. In addition, growth in the Company's non-mortgage banking subsidiaries and a larger servicing portfolio contributed to the increase. Incentive bonuses earned during the quarter ended November 30, 1998 increased primarily due to higher production and a change in production mix.

    Occupancy and other office expenses for the quarter ended November 30, 1998 increased to $73.4 million from $49.2 million for the quarter ended November 30, 1997 primarily due to: (i) the continued effort by the Company to expand its retail branch network, particularly outside of California; (ii) higher loan production; (iii) a larger servicing portfolio; and (iv) growth in the Company's non-mortgage banking activities.

    Guarantee fees represent fees paid to guarantee timely and full payment of principal and interest on MBS and whole loans sold to permanent investors and to transfer the credit risk of the loans in the servicing portfolio. For the quarter ended November 30, 1998, guarantee fees increased 5% to $45.6 million from $43.5 million for the quarter ended November 30, 1997. The increase resulted from an increase in the servicing portfolio, changes in the mix of permanent investors and terms negotiated at the time of loan sales.

    Marketing expenses for the quarter ended November 30, 1998 increased 76% to $17.1 million from $9.7 million for the quarter ended November 30, 1997, reflecting the increased level of mortgage originations, particularly refinances, as well as the Company's continued implementation of a marketing plan to increase consumer brand awareness of the Company in the residential mortgage market.

    Other operating expenses for the quarter ended November 30, 1998 increased from the quarter ended November 30, 1997 by $10.6 million, or 34%. This increase was due primarily to higher loan production and growth in the Company's non-mortgage banking subsidiaries in the quarter ended November 30, 1998 as compared to the quarter ended November 30, 1997.

Profitability of Loan Production and Servicing Activities

    In the quarter ended November 30, 1998, the Company's pre-tax earnings from its loan production activities (which include loan origination and purchases, warehousing and sales) were $141.5 million. In the quarter ended November 30, 1997, the Company's comparable pre-tax earnings were $62.9 million. The increase of $78.6 million was primarily attributable to increased production and a shift in production mix towards the Consumer Markets Division. These positive results were partially offset by higher production costs. In the quarter ended November 30, 1998, the Company's pre-tax earnings from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent, marketing foreclosed properties and acting as reinsurer) was $4.9 million as compared to pre-tax income of $58.4 million in the quarter ended November 30, 1997. The decrease of $53.5 million was primarily attributed to the increased amortization of the servicing asset and Interest Costs Incurred on Payoffs due to declining interest rates and an increase in prepayments from the quarter ended November 30, 1997 to the quarter ended November 30, 1998. These negative factors were partially offset by the increase in servicing fees, miscellaneous income and interest earned on escrow balances derived by the larger servicing portfolio.

Profitability of Other Activities

    In addition to loan production and loan servicing, the Company offers ancillary products and services related to its mortgage banking activities. These include title and flood insurance, escrow services, home appraisals, credit reporting, securities brokerage and servicing rights brokerage. For the quarter ended November 30, 1998, these activities contributed $14.2 million to the Company's pre-tax income compared to $10.2 million for the quarter ended November 30, 1997. This increase in pre-tax income primarily results from improved performance of the title insurance, flood insurance, escrow and Capital Markets business.

     Nine Months Ended November 30, 1998 Compared to Nine Months Ended November 30, 1997

    Revenues from ongoing operations for the nine months ended November 30, 1998 increased 39% to $1.4 billion from $1.0 billion for the nine months ended November 30, 1997. Net earnings from ongoing operations increased 26% to $283.8 million for the nine months ended November 31, 1998 from $224.9 million for the nine months ended November 30, 1997. Both revenues and net earnings from ongoing operations for the nine months ended November 30, 1997 exclude a nonrecurring pre-tax gain of $57.4 million from the sale of a subsidiary. The increase in revenues and net earnings from ongoing operations for the nine months ended November 30, 1998 compared to the nine months ended November 30, 1997 was primarily attributable to higher loan production for the nine months ended November 30, 1998. This positive factor was partially offset by an increase in amortization and net impairment of the servicing asset and an increase in expenses for the nine months ended November 30, 1998 over the nine months ended November 30, 1997.

    The total volume of loans produced increased 108% to $67.8 billion for the nine months ended November 30, 1998 from $32.7 billion for the nine months ended November 30, 1997. Refinancings totaled $37.6 billion, or 55% of total fundings, for the nine months ended November 30, 1998, as compared to $10.9 billion, or 33% of total fundings, for the nine months ended November 30, 1997. Fixed-rate loan production totaled $64.0 billion, or 94% of total fundings, for the nine months ended November 30, 1998, as compared to $23.6 billion, or 72% of total fundings, for the nine months ended November 30, 1997.

    Included in the Company's total volume of loans produced are $1.7 billion of home equity loans funded in the nine months ended November 30, 1998 and $1.0 billion funded in the nine months ended November 30, 1997. Sub-prime credit quality loan production, which is also included in the Company's total production volume, was $2.0 billion for the nine months ended November 30, 1998 and $1.1 billion during the nine months ended November 30, 1997.

Total loan volume in the Company's production divisions is summarized below.

-------------------------------------------- -----------------------------------
(Dollar amounts in millions)                     Nine Months Ended November 30,
-------------------------------------------- -----------------------------------
                                                 1998                    1997
                                             -------------          ------------
    Consumer Markets Division                   $21,294               $  8,752
    Wholesale Lending Division                   22,590                 10,024
    Correspondent Lending Division               23,434                 13,760
    Full Spectrum Lending, Inc.                     494                    118
                                             -------------          ------------
    Total Loan Volume                           $67,812                $32,654
                                             =============          ============

    Electronic Commerce (1)                      $1,403                    $33

(1) Includes loans sourced through the Company's website of $440 million and $33 million for the nine months ended November 30, 1998 and November 30, 1997, respectively, as well as loans submitted to the Correspondent Lending Division via its correspondent website of $963 million for the nine months ended November 30, 1998.
--------------------------------------------------------------------------------

    Loan origination fees increased during the nine months ended November 30, 1998 as compared to the nine months ended November 30, 1997 due to higher production and change in the Divisional mix. The Consumer Markets Division and the Wholesale Lending Division (which, due to their cost structures, charge higher origination fees per dollar loaned than the Correspondent Division), comprised a greater percentage of total production in the nine months ended November 30, 1998 than in the nine months ended November 30, 1997. Gain on sale of loans improved during the nine months ended November 30, 1998 as compared to the nine months ended November 30, 1997 primarily due to higher production.

    Net interest income (interest earned net of interest charges) increased to $28.3 million for the nine months ended November 30, 1998, from $13.7 million for the nine months ended November 30, 1997. Consolidated net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($86.2 million and $53.4 million for the nine months ended November 30, 1998 and 1997, respectively); (ii) interest expense related to the Company's investment in servicing rights ($263.1 million and $152.4 million for the nine months ended November 30, 1998 and 1997, respectively) and
(iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($200.9 million and $106.0 million for the nine months ended November 30, 1998 and 1997, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from mortgage loan inventory was primarily attributable to increased production. The increase in interest expense related to the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in interest costs incurred on payoffs. The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances (caused by growth of the servicing portfolio and an increase in the amount of prepayments) from the nine months ended November 30, 1997 to the nine months ended November 30, 1998.

    During the nine months ended November 30, 1998, loan servicing income was positively affected by the continued growth of the loan servicing portfolio. The growth in the Company's servicing portfolio during the nine months ended November 30, 1998 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments, scheduled amortization of mortgage loans and the transfer out of $6.5 billion of subservicing.

    The annual prepayment rate of the Company's servicing portfolio was 28% for the nine months ended November 30, 1998 compared to 13% for the nine months ended November 30, 1997. The increase in the prepayment rate from the nine months ended November 30, 1997 to the nine months ended November 30, 1998 was primarily attributable to the increase in refinance activity caused by lower interest rates during the nine months ended November 30, 1998 than during the nine months ended November 30, 1997.

    During the nine months ended November 30, 1998, the Company recognized a net benefit of $822.9 million from its Servicing Hedge. The net benefit included unrealized gains of $447.4 million and net realized gains of $375.5 million from the sale of various financial instruments that comprise the Servicing Hedge and premium amortization. During the nine months ended November 30, 1997, the Company recognized a net benefit of $150.2 million from its Servicing Hedge. The net benefit included unrealized gains of $139.2 million and net realized gains of $11.0 million from the amortization and sale of various financial instruments that comprise the Servicing Hedge.

    The Company recorded amortization and impairment of its MSRs in the nine months ended November 30, 1998 totaling $1.3 billion (consisting of normal amortization amounting to $416.4 million and impairment of $854.8 million), compared to amortization and impairment of its MSRs of $375.1 million (consisting of normal amortization amounting to $213.8 million and impairment of $161.3 million) in the nine months ended, November 30, 1997.

    Salaries and related expenses are summarized below for the nine months ended November 30, 1998 and 1997.

   -- --------------------------- -- -- --------- ------------------------------
      (Dollar     amounts     in             Nine months Ended November 30, 1998
      thousands)
    -------------- ------------------------------------------------- -- --- ---

                                     Production           Loan        Corporate           Other
                                     Activities      Administration  Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------

      Base Salaries                   $149,277         $38,370        $65,972            $26,859         $280,478

      Incentive Bonus                  112,344           1,462         15,392             13,787          142,985

      Payroll Taxes and Benefits        36,848           8,667         11,214              4,063           60,792
                                     ------------    -------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                   $298,469         $48,499        $92,578            $44,709         $484,255
                                     ============    =============   =============    =============    -------------

      Average Number of Employees       5,189           1,917           1,757               603            9,466



   -- --------------------------- -- -- --------- ------------------------------------------------- -- --- --- -----
      (Dollar     amounts     in             Nine months Ended November 30, 1997
      thousands)
-- --------- ------------------------------------------------- -- --- --- -----

                                     Production           Loan        Corporate           Other
                                     Activities      Administration  Administration    Activities         Total
   -- --------------------------- -- ------------ -- ------------- - ------------- -- ------------- -- -------------



      Base Salaries                  $  95,626       $  32,936       $ 51,079          $  17,417        $ 197,058

      Incentive Bonus                   51,199             901         12,541              7,576           72,217

      Payroll Taxes and Benefits        15,279           6,220          6,645              1,624           29,768
                                     ------------    -------------   -------------    -------------    -------------
      Total Salaries and Related
           Expenses                   $162,104         $40,057        $70,265          $  26,617        $ 299,043
                                      ========     ============    =============   =============    =============

      Average Number of Employees        3,132           1,637           1,364               434            6,567





    The amount of salaries increased during the nine months ended November 30, 1998 from the nine months ended November 30, 1997 primarily due to an increased number of employees resulting from expansion of the Consumer Markets and Wholesale division branch networks, including new retail sub-prime branches. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking activities also contributed to the increase. The increase in incentive bonuses was due primarily to the increased production.

    Occupancy and other office expenses for the nine months ended November 30, 1998 increased to $202.2 million from $128.7 million for the nine months ended November 30, 1997, primarily due to: (i) the continued effort by the Company to expand its retail branch network, particularly outside California; (ii) higher loan production; (iii) a larger servicing portfolio; and (iv) growth in the Company's non-mortgage banking activities.

    Guarantee fees for the nine months ended November 30, 1998 increased 5% to $135.7 million from $128.9 million for the nine months ended November 30, 1997. This increase resulted from an increase in the servicing portfolio, changes in the mix of permanent investors and terms negotiated at the time of loan sales.

    Marketing expenses for the nine months ended November 30, 1998 increased 55% to $47.2 million from $30.4 million for the nine months ended November 30, 1997, reflecting the increased level of mortgage originations, particularly refinances, as well as the Company's continued implementation of a marketing plan to increase brand awareness of the Company in the residential mortgage market.

    Other operating expenses for the nine months ended November 30, 1998 increased from the nine months ended November 30, 1997 by $26.1 million, or 30%. This increase was due primarily to higher loan production, a larger servicing portfolio, increased reserves for bad debts, increased systems development and growth in the Company's non-mortgage banking subsidiaries in the nine months ended November 30, 1998 as compared to the nine months ended November 30, 1997.

Profitability of Loan Production and Servicing Activities

    In the nine months ended November 30, 1998, the Company's pre-tax income from its loan production activities (which include loan origination and purchases, warehousing and sales) was $424.0 million. In the nine months ended November 30, 1997, the Company's comparable pre-tax income was $158.1 million. The increase of $265.9 million was primarily attributable to increased production and a shift in production mix towards the Consumer Markets and Wholesale Divisions. These positive results were partially offset by higher production costs. In the nine months ended November 30, 1998, the Company's pre-tax earnings from its loan servicing activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent and marketing foreclosed properties) was $1.9 million as compared to $178.8 million in the nine months ended November 30, 1997. The decrease of $176.9 million was principally attributed to the increased amortization and impairment of the servicing asset and Interest Costs Incurred on Payoffs due to declining interest rates and increase in prepayments from the nine months ended November 30, 1997 to the nine months ended November 30, 1998. These negative factors were partially offset by an increase in servicing fees, miscellaneous income and interest earned on escrow balances derived by the larger servicing portfolio.

Profitability of Other Activities

    In addition to loan production and loan servicing, the Company offers ancillary products and services related to its mortgage banking activities. These include title and flood insurance, escrow services, home appraisals, credit reporting securities brokerage and servicing rights brokerage. For the nine months ended November 30, 1998, these activities contributed $39.3 million to the Company's pre-tax income compared to $31.8 million during the nine months ended November 30, 1997. This increase in pre-tax income primarily results from improved performance of the title insurance, and flood insurance, escrow and Capital Markets businesses.

    During the nine months ended November 30, 1997, Countrywide Asset Management Corporation, a subsidiary of the Company, was sold to INMC Mortgage Holdings, Inc. ("INMC"), a publicly traded real estate investment trust for 3.44 million shares of INMC stock. The principal impact of this sale on earnings was a $57.4 million gain on sale recorded in the second quarter of fiscal 1998.

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

    Utilizing the sensitivity analyses described above, as of the quarter ended November 30, 1998, the Company estimates that a permanent 0.50% reduction in interest rates, all else being constant, would result in a $0.2 million after-tax gain related to its trading securities and a $34.5 million after-tax loss related to its other financial instruments, for the fiscal year ended February 28, 1999. The Company estimates that this combined after-tax loss of $34.3 million is the largest such loss that would occur within the range of reasonably possible interest rate changes. These sensitivity analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario. Consequently, the preceding estimates are not and should not be viewed as a forecast.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal financing needs are the financing of loan funding activities and the investment in servicing rights. To meet these needs, the Company currently utilizes commercial paper backed by revolving credit facilities, medium-term notes, MBS repurchase agreements, subordinated notes, pre-sale funding facilities, unsecured short-term bank loans, an optional cash purchase feature in the dividend reinvestment plan, redeemable capital trust pass-through securities and cash flow from operations. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from the revolving credit facility and public offerings of common and preferred stock.

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

Cash Flows

    Operating Activities In the nine months ended November 30, 1998, the Company's operating activities used cash of approximately $1.6 billion. In the nine months ended November 30, 1997, operating activities used approximately $2.1 billion, primarily to support the increase in its mortgage loans and MBS held for sale.

    Investing Activities The primary investing activity for which cash was used by the Company was the investment in MSRs. Net cash used by investing activities was $1.2 billion for the nine months ended November 30, 1998 and $0.8 billion for the nine months ended November 30, 1997.

     Financing Activities Net cash provided by financing activities amounted to $2.9 billion for the nine months ended November 30, 1998. Net cash provided by financing activities amounted to $2.9 billion for the nine months ended November 30, 1997.


PROSPECTIVE TRENDS

Applications and Pipeline of Loans in Process

    For the month ended December 31, 1998, the Company received new loan applications at an average daily rate of $569 million and at December 31, 1998, the Company's pipeline of loans in process was $15.5 billion. This compares to a daily application rate in the month end December 31, 1997 of $303 million and a pipeline of loans in process at December 31, 1997 of $7.6 billion. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK `N SHOP(R) Pipeline at December 31, 1998 was $1.1 billion and at December 31, 1997 was $769.1 million. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage credit, the extent of price competition in the market, the direction of interest rates, seasonal factors and general economic conditions.

Market Factors

     Loan production increased 89% from quarter ended November 30, 1997 to quarter end November 30, 1998. This increase was due to several factors. First, mortgage interest rates generally were lower in the quarter ended November 30, 1998. This drove a 179% increase in refinance loan production in the quarter ended November 30, 1998 as compared to the quarter ended November 30,1997. In addition, home purchase market activity was stronger during the quarter ended November 30, 1998 than in the quarter ended November 30, 1997. On top of the increase in the loan origination market, the Company increased its market share from the quarter ended November 30, 1997 to the quarter ended November 30, 1998, in arge part due to its ongoing expansion of the Consumer Markets and Wholesale Divisions.

    The annual prepayment rate in the servicing portfolio increased from 16% for the quarter ended November 30, 1997 to 30% for the quarter ended November 30, 1998 due to lower interest rates in the quarter ended November 30, 1998 than in the quarter ended November 30, 1997.

    The Company's primary competitors are commercial banks, savings and loans, mortgage banking subsidiaries of diversified companies, as well as other mortgage bankers. Over the past several years, certain commercial banks have expanded their mortgage banking operations through acquisition of formerly independent mortgage banking companies and through internal growth. The Company believes that these transactions and activities have not had a material impact on the Company or on the degree of competitive pricing in the market.

    The Company's California mortgage loan production (measured by principal balance) constituted 23% of its total production during the quarter ended November 30, 1998 and 26% during the quarter ended November 30, 1997. The Company is continuing its efforts to expand its production capacity outside of California. Some regions in which the Company operates may have experienced slower economic growth, and real estate financing activity in these regions may have been negatively impacted. To the extent the Company's loan production is concentrated in a particular geographic region, the Company's operations will be adversely affected if that region experiences slow or negative economic growth resulting in decreased residential real estate lending activity.

    The delinquency rate in the Company-owned servicing portfolio decreased to 3.61% at November 30, 1998 from 4.29% at November 30, 1997. The proportion of government and high loan-to-value conventional loans, which tend to experience higher delinquency rates than low loan-to-value conventional loans, was 46% and 49% of the portfolio at November 30, 1998 and November 30, 1997, respectively. The weighted average age of the portfolio is 27 months at November 30, 1998 and November 30, 1997. Delinquency rates tend to increase as loans age, generally reaching a peak at three to five years of age. However, because the loans in the portfolio are generally serviced on a non-recourse basis, the Company's exposure to credit loss is substantially limited. Further, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

    The percentage of loans in the Company's owned servicing portfolio that are in foreclosure decreased to 0.36% at November 30, 1998 from 0.62% at November 30, 1997 primarily due to the sale of $347 million of mortgage loans in foreclosure as of November 30, 1998. Because the Company services substantially all conventional and FHA loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. The Company retains credit risk on the home equity and sub-prime loans it securitizes through retention of a subordinated interest. At November 30, 1998, the Company had investments in such subordinated interests amounting to $261 million. While the Company generally does not retain credit risk with respect to the prime credit quality first mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of the representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent credit loss on such mortgage loan would be borne by the Company. In addition, the Company is exposed to credit losses on loans partially guaranteed by the Department of Veterans Administration ("VA") for any amount of loss above such partial guarantee. Loans which are partially guaranteed by the VA totaled 8.0% of the Company's servicing portfolio at November 30, 1998.

Servicing Hedge

    As previously discussed, the Company's Servicing Hedge is designed to protect the value of its investment in MSRs from the effects of increased prepayment activity that generally results from declining interest rates. In periods of increasing interest rates, the value of the Servicing Hedge generally declines and the value of MSRs generally increases. There can be no assurance that, in periods of increasing interest rates, the increase in value of the MSRs will offset the decline in value of the Servicing Hedge; or in periods of declining interest rates, that the Company's Servicing Hedge will generate gains, or if gains are generated, that they will fully offset impairment of the MSRs.

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

    In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for sale by a Mortgage Banking Enterprise ("SFAS No. 134"). SFAS No. 134 is an amendment of SFAS No.65, Accounting for Certain Mortgage Banking Activities. It requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities and other retained interest based on its ability and intent to sell or hold those instruments. The Company adopted this statement in October 1998 and reclassified mortgage-backed securities retained in securitization as available for sale securities.

Year 2000 Update

    The Company has five distinct Year 2000 Projects, each of which focuses on a particular critical area.

    The Company's primary platform is the IBM AS/400 which contains all of the data relating to the origination and servicing of the home loans in the Company's portfolio. As of December 31, 1998 the Company has substantially reprogrammed and re-engineered the system to incorporate four-digit century date fields or appropriate widowing techniques, tested the function and accuracy of the reprogrammed fields, implemented the revised code and forward-date tested the more than 17,000 production programs on the AS/400. Programming errors discovered in the forward-date testing process are being corrected, and the Company anticipates that the revisions will be forward-date tested before January 31, 1999.

    Many of the Company's Client Server applications have been developed in-house and in a Year 2000 compliant format. The majority of these applications interface with the AS/400. The Company has reviewed each of its mission critical Client Server applications to confirm their Year 2000 readiness. Additionally, as part of this project, the Company has tested the interfaces between the individual mission critical Client Server applications and the AS/400 to confirm that accurate data is exchanged with the revised AS/400 programs. All but one of the Company's mission critical Client Server applications have been forward-date tested. The programming errors discovered in the forward-date testing process are being corrected, and the Company anticipates that the revisions will be forward-date tested before January 31, 1999. The Company estimates that forward-date testing of the remaining mission critical Client Server applications and most of its less critical applications will be completed by June 30, 1999.

    The Company's Infrastructure Project has inventoried the personal computers used by the Company's employees nationwide to determine the Year 2000 readiness of these computers. Where necessary, older computers and related hardware which are not Year 2000 compliant will be upgraded or replaced before December 31, 1999. As part of the Infrastructure Project, the Company also identified "shrink-wrapped" and desktop software purchased company-wide, as well as desktop software supporting individuals and individual business units, in order to determine whether the vendor is bringing its products into compliance. This Project also monitors websites and other available information of software and hardware vendors and disseminates the latest available information to those business units relying on the product. In the event the products are not or will not be compliant, the Company is assessing its needs for the applications. With respect to non-compliant software, the Company will either seek alternative sources of similar applications, develop its own applications or attempt to obtain the source code and the vendor's authorization to re-engineer it.

    The Infrastructure Project has inventoried, assessed and completed necessary corrective action with respect to the Company's mission critical wide area network components, telecommunications systems and unique business systems, and approximately 95% of those systems have been forward-date tested. The Company anticipates that the remaining systems and components will be forward-date tested prior to February 28, 1999. Additionally, the Infrastructure Project personnel, along with personnel from the Company's Facilities and Property Management Departments, have evaluated building systems of the Company's corporate facilities to assess whether they will operate satisfactorily in the Year 2000 and beyond. These building systems include energy management, environmental, and safety and security systems. Where necessary, non-compliant systems or components will be upgraded or replaced before December 31, 1999.

    The Communications Project personnel have developed a database for collecting information regarding the Year 2000 status of the Company's strategic business partners and other vendors and suppliers. Individual business units identify in the database contact information regarding their respective business partners, vendors and suppliers, and the database tracks the inquiry made of each such entity, that entity's response to the Company's inquiry and the Company's response to each entity's inquiry. Analysis of the information contained in the database and development of additional features and functions of the database are ongoing. The goal is to achieve a reasonable understanding of the Year 2000 readiness and contingency plans of the Company's business partners, vendors and suppliers well in advance of the Year 2000. In December 1998, the Company successfully completed company-wide testing of electronic interfaces with FHLMC. Similar testing with FNMA is scheduled for January 1999.

    Additionally, the Communications Project personnel represent the Company in its participation as one of the leading mortgage banking companies involved in the Mortgage Bankers Association (MBA) inter-industry testing project. Other participants include GNMA, FNMA and FHLMC, as well as banks, insurance companies and credit bureaus. The MBA project involves inter-industry testing of transactions from loan origination, secondary marketing and loan servicing areas and its mission is to make sure the various interfaces work together across the entire industry

Contingency Planning

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

Costs

    The total cost associated with the Company's Year 2000 efforts is not expected to be material to the Company's financial position. These costs are being expensed by the Company during the period in which they are incurred. The estimated total cost of the Year 2000 Project is approximately $36 million, of which $20 million has been incurred through November 30, 1998.

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

    Forward-looking statements contained in this Year 2000 Update should be read in conjunction with the Company's disclosures under the heading:
"FORWARD-LOOKING  STATEMENTS"  which  appears  in Item 2 on page 13 of this Form
10Q.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)     Exhibits

      4.19 Form of Medium-Term Notes, Series H (fixed rate) of CHL (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-66467 and
           333-66467-01) filed with the SEC on October 30, 1998).

      4.20 Form of Medium-Term Notes, Series H (floating rate) of CHL (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-66467 and 333-66467-01) filed with the SEC on October 30, 1998).

   10.8.3 Amendment to Revolving Credit Agreement dated as of the 25th day of November,1998 by and among CHL, the Lenders under (as that term is defined in)the Revolving Credit Agreement dated as of September 24, 1997, and Bankers Trust Company as Credit Agent.

    10.8.4 Amendment to Revolving Credit Agreement dated as of the 20th day of November, 1998 by and among CHL, the Lenders under (as that term is defined in) the Revolving Credit Agreement dated as of April 15, 1998 and Royal Bank of Canada, as lead administrative agent for the Lenders.

  10.24.1  Amended and Restated Split-Dollar Life Insurance Agreement.

  10.27.1  First Amendment to Change in Control Severance Plan.


(b)   Reports on Form 8-K.  None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                                   (Registrant)






          DATE:     January  14, 1999
                                                        ------------------------
                                                        Stanford L. Kurland
                                                    Senior Managing Director and
                                                    Chief Operating Officer




          DATE:     January  14, 1999
                                                        ------------------------
                                                        Carlos M. Garcia
                                             Managing Director; Chief Financial
                                            Officer and Chief Accounting Officer
                                                (Principal Financial Officer and
                                                   Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                                   (Registrant)






          DATE:      January 14, 1999                    /s/ Stanford L. Kurland
                                                        ------------------------
                                                    Senior Managing Director and
                                                        Chief Operating Officer




          DATE:       January 14, 1999                    /s/ Carlos M. Garcia
                                                        ------------------------
                                              Managing Director; Chief Financial
                                            Officer and Chief Accounting Officer
                                                (Principal Financial Officer and
                                                   Principal Accounting Officer)

                                                   EXHIBIT INDEX





Exhibit Number                                       Document Description

4.19 Form of Medium-Term Notes, Series H (fixed rate) of CHL (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-66467 and 333-66467-01) filed with the SEC on October 30, 1998).

4.20 Form of Medium-Term Notes, Series H (floating rate) of CHL (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-66467 and 333-66467-01) filed with the SEC on October 30, 1998).

10.8.3 Amendment to Revolving Credit Agreement dated as of the 25th day of November,1998 by and among CHL, the Lenders under (as that term is defined in)the Revolving Credit Agreement dated as of September 24, 1997, and Bankers Trust Company as Credit Agent.

10.8.4    Amendment  to Revolving  Credit Agreement dated as of the 20th day of
           November, 1998 by and among CHL, the Lenders under (as that term is defined in) the Revolving Credit Agreement dated as of April 15, 1998 and RoyalBank of Canada, as lead administrative agent for the Lenders.

10.24.1    Amended and Restated Split-Dollar Life Insurance Agreement.

10.27.1    First Amendment to Change in Control Severance Plan.