Form 10-K
period 1999-02-28
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1999-05-28
CIK 25191

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-K
(Mark One)
[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 1999

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
                  Yes         X                         No
                       --------------               -------------

          Indicate by check mark if disclosure of delinquent  filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          As of May 3, 1999, there were 112,748,275 shares of Countrywide Credit Industries, Inc. Common Stock, $.05 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $4,787,009,000. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

    This Annual Report on Form 10-K may contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "should" and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The
Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors, among others, could cause future results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and the cost of funds; (4) federal and state regulation of the Company's mortgage banking and capital markets operations; and (5) competition within the mortgage banking industry and capital markets industries; and (6) the ability of the Company to manage expenses.

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

Loan Production Segment

    The Company originates and purchases conventional mortgage loans, mortgage loans insured by the Federal Housing Administration ("FHA"), mortgage loans partially guaranteed by the Department of Veterans Affairs ("VA"), home equity loans and sub-prime loans. A majority of the conventional loans are conforming loans that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The remainder of the conventional loans are non-conforming loans (i.e., jumbo loans with an original balance in excess of $240,000 or other loans that do not meet Fannie Mae or Freddie Mac guidelines). As part of its mortgage banking activities, the Company makes conventional loans with original balances of up to $1 million.

    The following table sets forth the number and dollar amount of the Company's prime credit quality first mortgage, home equity and sub-prime loan production for the periods indicated.

                                             Summary of the Company's Prime Mortgage,
 (Dollar amounts in millions,                               Home Equity and Sub-prime Loan Production
 except average loan amount)                                      Year Ended February 28(29),
                                 ----------- -----------------------------------------------------------------------
 ------------------------------- ----
                                          1999             1998             1997           1996               1995
 ------------------------------- ---- ------------- -- ------------- --- ----------- -- ------------ -- ------------
 Conventional Loans
   Number of Loans                         529,345          231,595         190,250         191,534         175,823
   Volume of Loans                       $69,026.1        $29,887.5       $22,676.2       $21,883.4       $20,958.7
   Percent of Total Volume                   74.3%            61.3%           60.0%           63.3%           75.2%
 FHA/VA Loans
   Number of Loans                         190,654          162,360         143,587         125,127          72,365
   Volume of Loans                       $19,137.5        $15,869.8       $13,657.1       $12,259.3        $6,808.3
   Percent of Total Volume                   20.6%            32.5%           36.1%           35.5%           24.4%
 Home Equity Loans
   Number of Loans                          65,607           45,052          20,053           7,986           2,147
   Volume of Loans                        $2,220.5         $1,462.5          $613.2          $220.8           $99.2
   Percent of Total Volume                    2.4%             3.0%            1.6%            0.6%            0.4%
 Sub-prime Loans
   Number of Loans                          25,433           16,360           9,161           1,941               -
   Volume of Loans                        $2,496.4         $1,551.9          $864.3          $220.2               -
   Percent of Total Volume                    2.7%             3.2%            2.3%            0.6%               -
 Total Loans
   Number of Loans                         811,039          455,367         363,051         326,588         250,335
   Volume of Loans                       $92,880.5        $48,771.7       $37,810.8       $34,583.7       $27,866.2
   Average Loan Amount                    $115,000         $107,000        $104,000        $106,000        $111,000

 ------------------------------- ---- ------------- -- ------------- --- ----------- -- ------------ -- ------------

    The significant increase in the number and dollar amount of loans produced in the year ended February 28, 1999 ("Fiscal 1999") was primarily due to an increase in the Company's market share, driven largely by the expansion of the Company's consumer markets and wholesale branch networks, combined with an increase in the overall mortgage market driven largely by refinances.

    For Fiscal 1999, 1998 and 1997, jumbo loans represented 23%, 20% and 12%, respectively, of the Company's total volume of mortgage loans produced. In addition, adjustable-rate mortgage loans ("ARMs") comprised approximately 5%, 23% and 26%, respectively, of the Company's total volume of mortgage loans produced. The decrease in the Company's percentage of ARM production was primarily a result of consumer preference for fixed-rate loans. For Fiscal 1999, 1998 and 1997, refinancing activity represented 57%, 41% and 33%, respectively, of the Company's total volume of mortgage loans produced. The increase in the percentage of refinance loans for Fiscal 1999 is indicative of the lower interest rate environment experienced during that year.

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

Consumer Markets Division

    The Company's consumer markets division (the "Consumer Markets Division") originates primarily prime credit quality first mortgage and home equity loans through referrals from real estate agents and direct contact with consumers through its nationwide network of retail branch offices, its telemarketing centers and its Website. For calendar 1998, the Consumer Markets Division was ranked as the top retail originator, in terms of loans produced, among independent residential mortgage lenders and fourth among all residential mortgage lenders. During Fiscal 1999, the Consumer Markets Division added 81 retail branch offices, bringing the total to 415 Consumer Markets Division branch offices and 6 processing centers located in 48 states and the District of Columbia. Each of the Consumer Markets Division's branch offices is typically staffed by six to seven employees. They are connected to the Company's central office by a computer network. The Company operates three telemarketing centers that solicit potential borrowers and receive telephone calls placed by potential borrowers primarily in response to print or broadcast advertising. Loan counselors employed in the telemarketing centers provide information and take loan pre-applications, which are then electronically available to either a branch office or a processing center for processing and funding. Business from home construction companies is solicited through a nationwide network of builder account managers. Additionally, business is solicited through advertising; participation of branch management in local real estate related business functions and extensive use of direct mailings to borrowers and real estate brokers. The Company believes it offers a superior alternative to its customers through low cost loans, a broad product line which includes one-stop choice, direct access to the lender using the customer's preferred channel (a local branch, call centers or through the Internet) and local underwriting authority. Consumer Markets Division personnel are not paid a commission on loan production; however, they are paid a bonus based on various factors, including branch profitability. The Company believes that this approach allows it to originate high-quality loans at a comparatively low cost. The Consumer Markets Division uses continuous quality control audits of loans originated within to monitor compliance with the Company's underwriting criteria. The audits are performed by branch management and quality control personnel.

    The following table sets forth the number and dollar amount of the Consumer Markets Division's prime credit quality first mortgage, home equity and sub-prime loan production for the periods indicated.

 ------------------------------- ---------- ------------------------------------------------------------------------
                                                  Summary of the Consumer Markets Division's Prime Mortgage,
 (Dollar amounts in millions,                              Home Equity and Sub-prime Loan Production
 except average loan amount)                                      Year Ended February 28(29),
 ------------------------------- -- ------------- --- ------------ -- ------------ --- ------------ -- -------------
                                            1999             1998            1997             1996             1995
 ------------------------------- -- ------------- --- ------------ -- ------------ --- ------------ -- -------------
 Conventional Loans
   Number of Loans                       151,845           67,850          43,261           47,260           48,772
   Volume of Loans                     $18,860.2         $8,377.7        $5,145.3         $5,271.8         $5,442.2
   Percent of Total Volume                 66.2%            62.8%           63.7%            70.7%            77.0%
 FHA/VA Loans
   Number of Loans                        87,290           43,238          27,746           22,829           19,060
   Volume of Loans                      $8,687.0         $4,114.0        $2,514.3         $2,025.4         $1,612.1
   Percent of Total Volume                 30.4%            30.8%           31.2%            27.1%            22.8%
 Home Equity Loans
   Number of Loans                        31,725           27,198          14,028            6,000              297
   Volume of Loans                        $947.8           $784.3          $384.7           $160.9            $11.4
   Percent of Total Volume                  3.3%             5.9%            4.8%             2.2%             0.2%
 Sub-prime Loans
   Number of Loans                           130              737             303                -                -
   Volume of Loans                         $13.1            $62.5           $27.0                -                -
   Percent of Total Volume                  0.1%             0.5%            0.3%                -                -
 Total Loans
   Number of Loans                       270,990          139,023          85,338           76,089           68,129
   Volume of Loans                     $28,508.1        $13,338.5        $8,071.3         $7,458.1         $7,065.7
   Average Loan Amount                  $105,000          $96,000         $95,000          $98,000         $104,000

 ------------------------------- -- ------------- --- ------------ -- ------------ --- ------------ -- -------------

   Wholesale Division

    The Company's wholesale division (the "Wholesale Division") produces prime credit quality first mortgage, home equity and sub-prime loans through mortgage loan brokers and other financial intermediaries. As of February 28, 1999, the Wholesale Division operated 84 loan centers, 14 regional support centers and three sub-prime underwriting centers in various parts of the United States. For 1998, the Wholesale Division was ranked as the top wholesale originator, in terms of volume, among residential mortgage lenders. The Company attributes its success in this channel to providing a high level of service to loan brokers, which includes access to an extensive branch network. Prime credit quality first mortgage loans produced by the Wholesale Division comply with the Company's general underwriting criteria for loans originated through the Consumer Markets Division. Each such loan is approved by one of the Company's loan underwriters. Sub-prime loans are underwritten centrally by a specialized underwriting group and comply with the Company's underwriting criteria for such loans. In addition, quality control personnel review loans for compliance with the Company's underwriting criteria. The Wholesale Division has approximately 19,000 approved mortgage brokers and other third-party originators. Mortgage loan brokers are approved only after a review of their reputation and mortgage lending expertise, which includes a review of their references and financial statements.

    The following table sets forth the number and dollar amount of the Wholesale Division's prime credit quality first mortgage, home equity and sub-prime loan production for the periods indicated.

 ------------------------------- ----------- --------------------------------------------------------------------
                                                     Summary of the Wholesale Division's Prime Mortgage,
 (Dollar amounts in millions,                             Home Equity and Sub-prime Loan Production
 except average loan amount)                                     Year Ended February 28(29),
 ------------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------
                                            1999             1998            1997            1996           1995
 ------------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------
 Conventional Loans
   Number of Loans                       187,852           87,391          50,570          59,670         65,713
   Volume of Loans                     $25,493.4        $11,860.9        $6,187.8        $6,766.9       $7,790.0
   Percent of Total Volume                 82.5%            75.4%           73.4%           84.0%          91.6%
 FHA/VA Loans
   Number of Loans                        33,282           23,641          12,505          10,448          6,239
   Volume of Loans                      $3,436.1         $2,362.3        $1,190.0        $1,016.2         $626.3
   Percent of Total Volume                 11.1%            15.0%           14.1%           12.6%           7.4%
 Home Equity Loans
   Number of Loans                        18,172           11,073           6,017           1,937          1,836
   Volume of Loans                        $687.2           $419.4          $227.7           $57.5          $86.9
   Percent of Total Volume                  2.2%             2.7%            2.7%            0.7%           1.0%
 Sub-prime Loans
   Number of Loans                        13,274           11,721           8,568           1,941              -
   Volume of Loans                      $1,300.5         $1,088.1          $823.9          $220.2              -
   Percent of Total Volume                  4.2%             6.9%            9.8%            2.7%              -
 Total Loans
   Number of Loans                       252,580          133,826          77,660          73,996         73,788
   Volume of Loans                     $30,917.2        $15,730.7        $8,429.4        $8,060.8       $8,503.2
   Average Loan Amount                  $122,000         $118,000        $109,000        $109,000       $115,000

 ------------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------

   Correspondent Division

    Through its network of correspondent offices (the "Correspondent Division") the Company purchases loans from other mortgage bankers, commercial banks, savings and loan associations, credit unions and other financial intermediaries ("correspondents"). For 1998, the Correspondent Division was ranked as the third largest correspondent lender, in terms of volume, among residential mortgage lenders. The Company's correspondent offices are located in Pasadena, California, Dallas, Texas and Pittsburgh, Pennsylvania. The Correspondent Division has 1,300 approved financial intermediaries serving all 50 states and Guam. High quality financial intermediaries are approved after a review of the reputation, financial strength and mortgage lending expertise of such institutions, including a review of their references and financial statements. In addition, all Correspondents are reaffirmed annually based upon a review of their current audited financial statements and their historical production volumes and quality. The Company attributes its success in this channel to providing superior service in the form of a broad product line and advanced technological systems.

    Loans purchased by the Company through the Correspondent Division comply with the Company's general underwriting criteria for loans originated through the Consumer Markets Division. The division has monitoring systems in place to ensure that conventional loans of certain sellers and loans of certain credit quality grades are reviewed by a Company underwriter prior to purchase. Under this review process, Company underwriters reviewed approximately 21% of all conventional loans purchased during Fiscal 1999. An additional 34% of the conventional loans purchased were underwritten by contract underwriters whose work is insured against loss or through underwriting systems endorsed by Fannie Mae and Freddie Mac. For the home equity and sub-prime conventional loan products, Company underwriters reviewed 100% of loans purchased. To provide additional assurance against losses, the purchase agreement signed by all its correspondents provides the Company with recourse to the correspondent in the event of such occurrences as fraud or misrepresentation in the origination process. The following table sets forth the number and dollar amount of the Correspondent Division's prime credit quality first mortgage, home equity and sub-prime loan production for the periods indicated.

  ------------------------------- ------------------------------------------------------------------------------- --
                                             Summary of the Correspondent Division's Prime Mortgage,
  (Dollar amounts in millions,                      Home Equity and Sub-prime Loan Production
  except average loan amount)                              Year Ended February 28(29),
  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
                                             1999            1998             1997            1996             1995
  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
  Conventional Loans
    Number of Loans                       189,648          76,354           96,419          84,604           61,338
    Volume of Loans                     $24,672.5        $9,648.9        $11,343.1        $9,844.7         $7,726.5
    Percent of Total Volume                 75.3%           49.3%            53.2%           51.7%            62.8%
  FHA/VA Loans
    Number of Loans                        70,082          95,481          103,336          91,850           47,066
    Volume of Loans                      $7,014.4        $9,393.5         $9,952.8        $9,217.7         $4,570.0
    Percent of Total Volume                 21.4%           48.0%            46.7%           48.3%            37.2%
  Home Equity Loans
    Number of Loans                        15,597           6,635                8              49               14
    Volume of Loans                        $581.0          $252.4             $0.8            $2.4             $0.8
    Percent of Total Volume                  1.8%            1.3%             0.0%            0.0%             0.0%
  Sub-prime Loans
    Number of Loans                         4,229           2,457              290               -                -
    Volume of Loans                        $479.9          $267.5            $13.4               -                -
    Percent of Total Volume                  1.5%            1.4%             0.1%               -                -
  Total Loans
    Number of Loans                       279,556         180,927          200,053         176,503          108,418
    Volume of Loans                     $32,747.8       $19,562.3        $21,310.1       $19,064.8        $12,297.3
    Average Loan Amount                  $117,000        $108,000         $107,000        $108,000         $113,000

  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------

   Full Spectrum Lending, Inc.

    Full Spectrum Lending, Inc. ("FSLI"), a wholly-owned subsidiary of the Company, which commenced operations on September 1, 1997, originates sub-prime and home equity loans. FSLI operates a nationwide network of 38 retail branch offices located in 19 states in addition to three national sales centers which enables the Company to offer mortgages to a broader spectrum of consumers. Each of FSLI's branch offices is typically staffed by five to seven employees. Business is obtained primarily through direct mailings to borrowers, outbound telemarketing, referrals from other Divisions of the Company and other business partners. FSLI personnel are not paid a commission on sales, rather they are paid a bonus based on various factors, which includes branch profitability. Each loan approved by FSLI is reviewed by its centralized underwriting unit to ensure that standardized underwriting guidelines are met. In addition, FSLI performs quality control audits of the origination process on a continuous basis.

    The following table sets forth the number and dollar amount of FSLI's home equity and sub-prime loan production for the periods indicated.

  ------------------------------- ------------------------------------------------------------------------------- --
                                                      Summary of the Full Spectrum Lending's
  (Dollar amounts in millions,                      Home Equity and Sub-prime Loan Production
  Except average loan amount)                              Year Ended February 28(29),
  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
                                            1999            1998             1997            1996             1995
  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
  Home Equity Loans

    Number of Loans                           113             146                -               -                -
    Volume of Loans                          $4.5            $6.4                -               -                -
    Percent of Total Volume                  0.6%            4.6%                -               -                -
  Sub-prime Loans
    Number of Loans                         7,800           1,445                -               -                -
    Volume of Loans                        $702.9          $133.8                -               -                -
    Percent of Total Volume                 99.4%           95.4%                -               -                -
  Total Loans
    Number of Loans                         7,913           1,591                -               -                -
    Volume of Loans                        $707.4          $140.2                -               -                -
    Average Loan Amount                   $89,000         $88,000                -               -                -

  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------


Fair Lending Programs

    In conjunction with fair lending initiatives undertaken by both Fannie Mae and Freddie Mac and promoted by various government agencies, including the Department of Housing and Urban Development ("HUD"), the Company has established affordable home loan and fair lending programs for low-income, moderate-income and designated minority borrowers. These programs offer more flexible underwriting guidelines (consistent with guidelines adopted by Fannie Mae and Freddie Mac) than historical industry standards, thereby enabling more people to qualify for home loans than had qualified under such historical guidelines. Highlights of these flexible guidelines include lower down payment requirements, more liberal guidelines in areas such as credit and employment history, lower income requirements and no cash reserve requirements at the date of funding.

    House America(R) is the Company's affordable home loan program for low- and moderate-income borrowers. It offers loans that are eligible for purchase by Fannie Mae and Freddie Mac. During Fiscal 1999 and 1998, the Company produced approximately $312 million and $400 million, respectively, of mortgage loans under this program. The decline in House America production from Fiscal 1998 to Fiscal 1999 was the result of an improvement in the relative attractiveness of other loan products as an alternative means of providing home ownership to low- and moderate-income borrowers. House America personnel work with all of the Company's production Divisions to help properly implement the flexible underwriting guidelines for House America loan programs. In addition, an integral part of the program is the House America Counseling Center, a free educational service, which can provide consumers with a home buyer's educational program, pre-qualify them for a loan or provide a customized budget plan to help them obtain their goal of home ownership. Counselors are bilingual. They work with consumers providing counseling for up to one year. The Company also organizes and participates in local homebuyer fairs across the country. At these fairs, branch personnel and Counseling Center counselors discuss various loan programs, provide free pre-qualifications and distribute credit counseling and homebuyer education videos and workbooks.

    The Company's affordable housing outreach also includes participation in 150 local mortgage revenue bond programs that are available for first-time homebuyers. Federal law allows local government agencies to sell tax-exempt bonds to purchase mortgages securing loans made to first-time, low-income home buyers. These programs provide mortgages with below-market rates. The Company is approved to participate in over 400 Community Seconds Programs for first-time homebuyers and low- and moderate-income consumers. These programs are offered by city agencies and municipalities to assist with downpayment and closing costs.

    In addition, a selection of applications from some of the borrowers that are initially recommended for denial within the Company's Consumer Markets and Wholesale Divisions are reviewed by a manager of the Company to insure that denial is appropriate.
    The use of more flexible underwriting guidelines may carry a risk of increased loan defaults. However, because the loans in the Company's portfolio are generally serviced on a non-recourse basis, the exposure to credit loss resulting from increased loan defaults is substantially limited. Further, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

Loan Underwriting

    The Company's guidelines for underwriting FHA-insured and VA-guaranteed loans comply with the criteria established by those entities. The Company's guidelines for underwriting conventional conforming loans comply with the underwriting criteria employed by Fannie Mae and/or Freddie Mac. The Company's underwriting guidelines and property standards for conventional non-conforming loans are based on the underwriting standards employed by private investors for such loans. In addition, conventional loans having a loan to value ratio greater than 80% at origination, which are originated or purchased by the Company, are covered by primary mortgage insurance. The insurance may be paid for by the borrower or the lender.

    In conjunction with fair lending initiatives undertaken by both Fannie Mae and Freddie Mac, the Company has established affordable home loan programs for low- and moderate-income borrowers offering more flexible underwriting guidelines than historical industry standards. See "Business -Fair Lending Programs".

    The following describes the general underwriting criteria taken into consideration by the Company in determining whether to approve a prime credit quality first mortgage loan application. Borrowers who do not qualify for a prime credit quality first mortgage may qualify for a sub-prime loan.

Employment and Income

    Under most loan programs, applicants must exhibit the ability to generate income on a regular basis, which would be sufficient to make the mortgage payment as well as any other debts they may have. The nature of the information that a borrower is required to disclose and whether such information is verified depends, in part, on the documentation program used in the origination process. Evidence of employment and income is obtained through written verification of employment with the current and prior employer(s) or by obtaining a recent pay stub and W-2 forms. Self-employed applicants are generally required to provide income tax returns, financial statements or other documentation to verify income. Sources of income to be considered include salary, bonus, overtime, commissions, retirement benefits, notes receivable, interest, dividends, unemployment benefits and rental income. The underwriter generally verifies the information contained in the application relating to employment, income, assets or mortgages.

Debt-to-Income Ratios

    Generally, an applicant's monthly housing expense (loan payment, real estate taxes, hazard insurance and homeowner association dues, if applicable) should be 25% to 28% of their monthly gross income. Total fixed monthly obligations (housing expense plus other obligations such as car loans, credit card payments, etc.) generally should be 33% to 36% of monthly gross income. Other areas of financial strength, such as equity in the property, large cash reserves or a history of meeting prior home mortgage or rental obligations are considered to be compensating factors and may result in an adjustment of these ratio limitations.

Credit History

    An applicant's credit history is examined for both favorable and unfavorable occurrences. An applicant who has made payments on outstanding or previous credit obligations according to the contractual terms may be considered favorably. Unfavorable items such as slow payment records, legal actions, judgments, bankruptcy, liens, foreclosure or garnishments are discussed with the applicant. In some instances, where the unfavorable items were due to extenuating circumstances beyond the applicant's control, the effect of such unfavorable items on the credit decision would be mitigated.

Property

    Under most loan programs, the property's market value is assessed to ensure that the property provides adequate collateral for the loan. Generally, properties are appraised by licensed real estate appraisers. Automated or streamlined appraisal systems may also be used to confirm property values on some loan programs.

Maximum Indebtedness to Appraised Value

    Generally, the maximum amount the Company will lend is 95% of the appraised value of the property and this percentage may be lower depending on certain factors such as the principal balance of the loan. Loan amounts in excess of 80% of the appraised value generally require primary mortgage insurance to protect against foreclosure loss.

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

Geographic Distribution

    The following table sets forth the geographic distribution of the Company's prime credit quality first mortgage, home equity and sub-prime loan production for the year ended February 28, 1999.

      -------------------------------------------------------------------------------------------------------
                                       Geographic Distribution of the Company's
                               Prime Mortgage, Home Equity and Sub-prime Loan Production
      ----- ----------------------------- -- ------------------ -- ----------------- -- ----------------- ---
                                                                                         Percentage of
                                                  Number              Principal           Total Dollar
               (Dollar amounts in                of Loans               Amount               Amount
            millions)
      ----- ----------------------------- -- ------------------ -- ----------------- -- ----------------- ---
               California                         161,764             $23,349.2               25.1%
               Michigan                            49,306               5,177.3                5.6%
               Texas                               45,865               4,470.3                4.8%
               Illinois                            34,718               4,134.2                4.5%
               Colorado                            32,933               4,111.1                4.4%
               Florida                             42,940               3,835.0                4.1%
               Washington                          25,694               3,160.2                3.4%
               Arizona                             27,953               2,889.7                3.1%
               Massachusetts                       21,033               2,881.5                3.1%
               Ohio                                27,582               2,553.5                2.8%
               Georgia                             22,055               2,322.2                2.5%
               New Jersey                          15,594               2,034.0                2.2%
               Utah                                16,877               1,978.0                2.1%
               Others (1)                         286,725              29,984.3               32.3%
                                             ------------------    -----------------    -----------------

                                                  811,039             $92,880.5              100.0%
                                             ==================    =================    =================


         (1) No other state constitutes more than 2.0% of the total dollar amount of loan production.

    California mortgage loan production as a percentage of total mortgage loan production (measured by principal balance) for Fiscal 1999, 1998 and 1997 was 25%, 26% and 25%, respectively. Loan production within California is geographically dispersed, which minimizes dependence on any individual local economy. As of February 28, 1999, 82% of the Consumer Markets Division branch offices, Wholesale Division loan centers and FSLI branches were located outside of California.

     The following table sets forth the distribution by county of the Company's California loan production for the year ended February 28, 1999.

      -------------------------------------------------------------------------------------------------------
                                  Distribution by County of the Company's California
                                                    Loan Production
      ----- ----------------------------- -- ------------------ -- ----------------- -- ------------------ --
                                                                                          Percentage of
                                                  Number              Principal           Total Dollar
               (Dollar amounts in                Of Loans               Amount               Amount
            millions)
      ----- ----------------------------- -- ------------------ -- ----------------- -- ------------------ --
               Los Angeles                         36,721              $5,703.3               24.4%
               Orange                              18,412               2,904.3               12.4%
               San Diego                           13,387               2,047.3                8.8%
               Santa Clara                          7,738               1,496.8                6.4%
               Others (1)                          85,506              11,197.5               48.0%
                                             ------------------    -----------------    ------------------

                                                  161,764             $23,349.2              100.0%
                                             ==================    =================    ==================


         (1) No other county in California constitutes more than 5.0% of the total dollar amount of California loan production.

Sale of Loans

    As a mortgage banker, the Company customarily sells substantially all loans that it originates or purchases. Substantially all prime credit quality first mortgage loans sold by the Company are sold without recourse, subject in the case of VA loans to the limits of the VA guaranty described below. Conforming conventional loans are generally pooled by the Company and exchanged for securities guaranteed by Fannie Mae or Freddie Mac. These securities are then sold to national or regional broker-dealers. Substantially all conventional loans securitized through Fannie Mae or Freddie Mac are sold, subject to certain representations and warranties on the part of the Company, on a non-recourse basis, whereby foreclosure losses are generally a liability of Fannie Mae and Freddie Mac and not the Company.

    The Company securitizes substantially all of its FHA-insured and VA-guaranteed mortgage loans through the Government National Mortgage Association ("Ginnie Mae"), Fannie Mae, or Freddie Mac. The Company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA (at present, generally 25% to 50% of the loan, up to a maximum amount of $50,750, depending upon the amount of the loan). For Fiscal 1999, 1998 and 1997, the aggregate loss experience of the Company on VA loans in excess of the VA guaranty was approximately $13.2 million, $18.5 million and $9.3 million, respectively. To guarantee timely and full payment of principal and interest on Fannie Mae, Freddie Mac and Ginnie Mae securities, the Company pays guarantee fees to these agencies.

    The Company sells its non-conforming conventional loan production on a non-recourse basis. These loans can be sold either on a whole-loan basis or in the form of "private-label" securities which generally have the benefit of some form of credit enhancement, such as insurance, letters of credit, payment guarantees or senior/subordinated structures.

    Home equity and sub-prime loans may be sold on a whole-loan basis or in the form of securities backed by pools of these loans. In connection with the securitization of its home equity and sub-prime loans, the Company retains a subordinated residual interest. The Company has exposure to credit losses on the loans to the extent of this residual interest. As of February 28, 1999, the Company had investments in such subordinated residual interests amounting to $273.9 million, which represented less than 2% of total assets.

    In connection with the sale and securitization of mortgage loans, the Company makes customary representations and warranties relating to, among other things, compliance with laws and the underwriting rules of the buyer or guarantor. In the event of a breach of such representations and warranties, the Company may be required to indemnify the purchaser against losses suffered as a result of the breach and repurchase the affected mortgage loan. In such event, any subsequent credit loss on the mortgage loan will be borne by the Company.

    In order to mitigate the risk that a change in interest rates will result in a decline in the value of the Company's current loan commitments the ("Committed Pipeline") or closed loans and mortgage backed securities held in inventory (the "Inventory"), the Company enters into hedging transactions. The Company's Inventory is hedged with forward contracts for the sale of loans and net sales of mortgage-backed securities ("MBS"), including options to sell MBS where the Company can exercise the option on or prior to the anticipated settlement date of the MBS. Due to the variability of closings in the Company's Committed Pipeline, which is driven primarily by interest rates, the Company's hedging policies require that substantially all of the Committed Pipeline be hedged with a combination of options for the purchase and sale of MBS and treasury futures and forward contracts for the sale of MBS. The correlation between the Inventory and Committed Pipeline and the hedge instruments is very high due to their similarity. The Company is generally not exposed to significant losses nor will it realize significant gains related to its Inventory and Committed Pipeline due to changes in interest rates, net of gains or losses on associated hedge positions. However, the Company is exposed to the risk that the actual closings in the Committed Pipeline may deviate from the estimated closings for a given change in interest rates. Although interest rates are the primary determinant, the actual loan closings from the Committed Pipeline are influenced by many factors, including the composition of the Committed Pipeline and remaining commitment periods. The Company's estimated closings are based on historical data of loan closings as influenced by recent developments.

Loan Servicing Segment

    The Company services on a non-recourse basis substantially all of the mortgage loans that it originates or purchases pursuant to servicing agreements with Fannie Mae, Freddie Mac, Ginnie Mae and various investors. In addition, the Company periodically purchases bulk servicing contracts, also on a non-recourse basis, to service single-family residential mortgage loans originated by other lenders. Servicing contracts acquired through bulk purchases accounted for 10% of the Company's mortgage servicing portfolio as of February 28, 1999. Servicing mortgage loans includes collecting and remitting loan payments, responding to borrower inquires, making advances when required, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and hazard insurance, making any physical inspections of the property, counseling delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. The Company receives a fee for servicing mortgage loans ranging generally from 1/4% to 1/2% annually on the declining principal balances of the loans.

    The Company strives to balance its loan servicing and loan production segments, which are counter-cyclical in nature. In general, earnings from the loan servicing segment increase as interest rates increase and decline as interest rates decline, which is normally the opposite of the loan origination segment. Generally, in an environment of increasing interest rates, the rate of current and projected future loan prepayments decreases, resulting in a decreased rate of amortization of mortgage servicing rights ("MSRs"). Conversely, in an environment of declining interest rates, the rate of current and projected future prepayments increases, resulting in an increased rate of amortization and potential impairment of MSRs. To further mitigate the impact of MSR impairment on earnings, the Company has devoted substantial management expertise and resources to the development and maintenance of a financial hedge (the "Servicing Hedge"). In addition, the Company believes it is becoming increasingly effective at recapturing loans that are refinanced from its portfolio.

    To maximize the value of its investment in MSRs, the Company has endeavored to cross-sell various services and financial products to its portfolio of over two million borrowers. In particular, the Company has been able to cross-selling homeowners, fire, flood, earthquake, auto, home warranty, life and disability insurance, as well as annuities, through its insurance agency, Countrywide Insurance Services ("CIS"). CIS is a national, full-service, multi-line insurance agency and brokerage, with over three hundred thousand policies currently in force with portfolio and non-portfolio customers alike. In addition, through telemarketing and direct mail solicitations, the Company has offered home equity lines of credit to its existing borrowers. As of February 28, 1999, the Company had 59,710 home equity lines in place, up from 45,679 as of February 29,1998.

    The Company has vertically integrated several loan-servicing functions that are commonly out-sourced by other loan servicers. These functions include monitoring and processing property tax bills, tracking and ensuring adequate insurance to protect the investor's interest in the property securing each loan, trustee services, Real Estate Owned ("REO") management and liquidation services, and property field inspection services. The Company believes the integration of these functions give it a competitive edge by lowering costs and enabling the Company to provide an enhanced overall level of service.

    Through a separate subsidiary, the Company earns a portion of the private mortgage insurance premiums associated with loans in the servicing portfolio by providing a layer of non-catastrophic reinsurance coverage to primary mortgage insurance companies that underwrite primary mortgage insurance.

    The Company's servicing portfolio is subject to reduction by scheduled principal payments, prepayments and foreclosures. In addition, the Company has elected in the past to sell a portion of its MSRs as well as newly originated loans on a servicing-released basis, and may do so in the future. Nonetheless, the Company's overall strategy is to build and retain its servicing portfolio.

    Loans are serviced from facilities located in Simi Valley, California and Plano, Texas (see "Properties"). The Company has developed systems and processes that enable it to service mortgage loans efficiently and therefore enhance earnings from its investment in MSRs. Some of these systems and processes are highlighted in the following paragraphs.

    All data elements pertaining to each individual loan are transferred from the various loan origination systems to the loan servicing system without manual intervention.

    Customer service representatives in both servicing facilities have access to on-line screens containing all pertinent data about a borrower's account, thus eliminating the need to refer to paper files and shortening the average time per call. The Company's telephone system controls the flow of calls to each servicing site and has a "Smart Call Routing" filter. This filter is designed to match the originating phone number to phone numbers in the Company's database. Having identified the borrower, the Company can communicate topical loan information electronically without requiring the caller to enter information. The caller can get more detailed information through an Interactive Voice Response application or can speak with a customer service representative. The Company also features an Internet site for existing borrowers wherein the borrower can obtain current account status, history, answers to frequently asked questions and a dictionary to help the borrower understand industry terminology.

    The Company issues monthly statements to its borrowers. This allows the Company to provide personalized home loan information in a more timely manner while simultaneously providing a vehicle for the Company to market other products. Monthly statement information is also available to borrowers electronically through the Company's Website.

    The Company's high speed payment processing equipment enables the Company to deposit virtually all checks on the day of receipt, thereby maximizing cash availability.

    The collection department utilizes its collection management system in conjunction with its predictive dialing system to track and maximize each individual collector's performance as well as to track the success of each collection campaign.

    The Company tracks its foreclosure activity through its default processing system ("DPS"). DPS is a client-server-based application that allows each foreclosure to be assigned to a state/investor specific workflow template. The foreclosure processor is automatically guided through each function required to successfully complete a foreclosure in any state and for any investor.

     The following table sets forth certain information regarding the servicing segment's portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, for the periodsindicated.


  ------------------------------------ -- -------------------------------------------------------------------------
   (Dollar amounts in millions)                                 Year Ended February 28(29),
  ------------------------------------ -- -------------------------------------------------------------------------
  Composition of Servicing Portfolio         1999           1998            1997           1996           1995
                                          ----------- -- ------------ -- ----------- -- ----------- -- ------------

           At Period End:
  FHA-Insured Mortgage Loans                $38,707.0     $ 37,241.3      $ 30,686.3    $  23,206.5   $  17,587.5
    VA-Guaranteed Mortgage Loans             15,457.7       14,878.7        13,446.4       10,686.2       7,454.3
  Conventional Mortgage Loans               155,999.4      127,344.0       112,685.4      102,417.0      87,998.2
  Home Equity Loans                           2,806.3        1,656.5           689.9          204.5          31.3
  Sub-prime Loans                             2,502.3        1,744.2         1,048.9          289.1           -
                                          -----------    ------------    -----------    -----------    ------------
         Total Servicing Portfolio         $215,472.7     $182,864.7      $158,556.9     $136,803.3    $113,071.3
                                          ===========    ============    ===========    ===========    ------------

  Beginning Servicing Portfolio            $182,864.7     $158,556.9      $136,803.3     $113,071.3    $ 84,624.9
  Add:  Loan Production                      92,880.5       48,771.7        37,810.8       34,583.7      27,866.2
           Bulk Servicing  and
  Subservicing                                6,644.6        3,761.6         2,808.1        6,428.5      17,888.1
           Acquired
  Less: Servicing Transferred (1)            (7,398.6)        (110.6)          (70.8)         (53.5)     (6,287.4)
           Runoff  (2)                      (59,518.5)     (28,114.9)      (18,794.5)     (17,226.7)    (11,020.5)
                                          ===========    ============    ===========    ===========    ------------
  Ending Servicing Portfolio               $215,472.7     $182,864.7      $158,556.9     $136,803.3    $113,071.3
                                          ===========    ============    ===========    ===========    ------------

  Delinquent Mortgage Loans and Pending
    Foreclosures at Period End (3):
       30 days                               2.52%          2.68%          2.26%           2.13%          1.80%
      60 days                                0.53%          0.58%          0.52%           0.48%          0.29%
       90 days or more                       0.50%          0.65%          0.66%           0.59%          0.42%
                                          -----------    -----------    ------------    -----------    ------------
            Total Delinquencies              3.55%          3.91%          3.44%           3.20%          2.51%
                                          ===========    ===========    ============    ===========    ------------
  Foreclosures Pending                       0.31%          0.45%          0.71%           0.49%          0.29%
                                          -----------    -----------    ------------    -----------    ------------

  ------------------------------------ -- ----------- -- ----------- -- ------------ -- ----------- -- ------------

     (1) When servicing rights are sold from the servicing portfolio, the Company generally subservices such loans from the sales contract date to the transfer date.
    (2) Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modifications, sale, condemnation or foreclosure).
    (3) Expressed as a percentage of the total number of loans serviced excluding subserviced loans.

    At February 28, 1999, the Company's servicing portfolio of single-family mortgage loans was stratified by interest rate as follows.

 ---- -------------------------- -- --------------------------------------------------------------------------------
         (Dollar amounts in                              Total Portfolio at February 28, 1999
              millions)
 ---- -------------------------- -- --------------------------------------------------------------------------------
                                    Weighted
              Interest               Principal            Percent              Average                 MSR
                Rate                   Balance           of Total          Maturity (Years)          Balance
 ---- -------------------------- -- --------------- -- -------------- -- --------------------- -- --------------- --
           7% and under             $   73,284.4           34.0%                 24.8             $     1,647.6
           7.01-8%                     109,322.9           50.8%                 26.1                  2,301.2
           8.01-9%                      26,813.4           12.4%                 25.8                    454.1
           9.01-10%                      4,037.2            1.9%                 24.2                     76.1
           over 10%                      2,014.8            0.9%                 21.6                     17.4
                                    ===============    ==============    =====================    ===============
                                      $215,472.7          100.0%                 25.5                 $4,496.4
                                    ===============    ==============    =====================    ===============

 ---- -------------------------- -- --------------- -- -------------- -- --------------------- -- --------------- --

    The weighted average interest rate of the single-family mortgage loans in the Company's servicing portfolio as of February 28, 1999 was 7.5% and 7.8% as of February 28, 1998. As of February 28, 1999, 90% of the loans in the servicing portfolio bore interest at fixed rates. The weighted average net service fee of the loans in the portfolio was 0.405% as of February 28, 1999. The weighted average interest rate of the fixed-rate loans in the servicing portfolio was 7.4%. The following table sets forth the geographic distribution of the Company's servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, as of February 28, 1999.

  ----------------------------------------------------------- -- -----------------------------
                                                                   Percentage of Principal
                                                                       Balance Serviced
  ----------------------------------------------------------- -- -----------------------------

                    California                                                30.3%
                    Texas                                                      5.1%
                    Florida                                                    4.8%
                    Illinois                                                   3.7%
                    Colorado                                                   3.6%
                     Michigan                                                  3.5%
                    Washington                                                 3.4%
                    Ohio                                                       2.9%
                    Arizona                                                    2.9%
                    New York                                                   2.7%
                    Georgia                                                    2.6%
                    Virginia                                                   2.5%
                    Massachusetts                                              2.5%
                    New Jersey                                                 2.4%
                    Maryland                                                   2.3%
                    Other (1)                                                 24.8%
                                                                         ==============
                                                                             100.0%
                                                                         ==============


(1) No other state contains more than 2.0% of the properties securing loans in the Company's servicing portfolio.


Financing of Mortgage Banking Operations

    The Company's principal financing needs are the financing of its mortgage loan inventory and the investment in MSRs. To meet these needs, the Company currently utilizes commercial paper supported by CHL's revolving credit facility, medium-term notes, mortgage repurchase agreements, pre-sale funding facilities, an optional cash purchase feature in the dividend reinvestment plan, redeemable capital trust pass-through securities and cash flow from operations. The Company estimates that it had available committed and uncommitted credit facilities aggregating approximately $10.4 billion as of February 28, 1999. In the past, the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from CHL's revolving credit facility and public offerings of common and preferred stock. For further information on the material terms of the borrowings utilized by the Company to finance its inventory of mortgage loans and MBS and its investment in servicing rights, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." The Company continues to investigate and pursue alternative and supplementary methods to finance its operations through the public and private capital markets. These may include such methods as mortgage loan sale transactions that are designed to expand the Company's financial capacity and reduce its cost of capital and the securitization of servicing income cash flows.

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

C.   Information Technology

    The Company employs both proprietary and publicly available technology throughout the enterprise and continually searches for new and better ways of both providing services to its customers and of maximizing the efficiency of its operations. Technology is viewed as part of the Company's competitive advantage. By implementing highly integrated systems into its lines of business, the Company believes it has been successful in the rapid start-up of new business enterprises. The Company views technology as a key driver to maintaining world class productivity levels in its operations. The deployment of Internet technologies, integrated client server systems, as well as advanced messaging systems such as Lotus Notes, interactive voice response and call management systems. These all represent examples where management believes technology has played a role in improving or maintaining productivity and efficiency.

    Proprietary systems currently in use by the Company include CLUESTM, an artificial intelligence system that is designed to expedite the review of applications, credit reports and property appraisals. The Company believes that CLUES increases underwriters' productivity, reduces costs and provides greater consistency to the underwriting process. As a result, the Company believes it achieves efficiencies in the Company's overall business processes and in the level of customer service (improved pricing, approval and funding speed). Other systems currently in use by the production Divisions are the EDGE (primarily used by the Consumer Markets, Wholesale Lending Division and Full Spectrum Lending, Inc.) and GEMS (primarily used by the Correspondent Lending Division) systems, which are loan origination systems that are designed to reduce the time and cost associated with the loan application and funding process. These front-end systems were internally developed for the Company's exclusive use and are integrated with the Company's loan servicing, sales, accounting, treasury and other systems. The Company believes that both the EDGE and GEMS systems improve the quality of its loan products and customer service by: (i) reducing the risk of deficient loans; (ii) facilitating accurate and customized pricing;
(iii) promptly generating loan documents with the use of laser printers; (iv) providing for electronic communication with credit bureaus, financial institutions, HUD and other third parties; and (v) generally minimizing manual data input.

    Another system developed and implemented by the Company is the MORTGAGE LOAN COUNSELOR. The MORTGAGE LOAN COUNSELOR is designed for telemarketing and production branches and is currently being used by the telemarketing unit in conjunction with its Customer Contact Management System ("CCMS"). (See discussion in the following paragraph.) MORTGAGE LOAN COUNSELOR provides the telemarketing unit with the ability to: (i) pre-qualify a prospective applicant;
(ii) provide  "what if"  scenarios to help find the  appropriate  loan  product;
(iii) obtain on-line price quotes; (iv) take applications; (v) request credit reports electronically through LandSafe, Inc.; (vi) issue a LOCK 'N SHOP (R) certificate; and (vii) transmit a loan pre-application to the production units for processing.

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

     The Company is currently beta testing in 100 branches a new software application called "AdvantEdge". AdvantEdge is a reusable object oriented contact management and loan origination system which can be used separately or integrated with EDGE. This application has been designed to assist the Consumer Markets Division, Wholesale Lending Division and FSLI in improving loan production. Additionally, the loan origination modules of AdvantEdge provide functionality similar to MORTGAGE LOAN COUNSELOR, access to CLUESTM and the ability to generate disclosure documents. AdvantEdge assists production employees to individually manage each customer or business partner relationship. Once a loan application is ready to be funded, the loan information is transferred to EDGE, resulting in time saved and enhanced customer service. The Company believes that AdvantEdge will allow the production divisions to convert more leads, increase business partner referrals and cross-sell additional products (e.g. mortgage insurance, property insurance, etc.) throughout the loan process. By maintaining a database of customer contact information (realtors, individual customers, loan brokers, builders or other business partners), the Company believes it will be able to improve the customer relationship and profitability. AdvantEdge will be introduced into the Company's telemarketing operations in June 1999 and rolled out to the balance of its retail branch network beginning in the second quarter.
    The Company is a dominant Internet retail home lender. The Company believes that the Internet provides a unique medium to deliver mortgage services at a cost significantly lower than the cost incurred in conventional marketing methods. There are several business units linked to the Company's primary
Website. These include sites that allow our potential customers, current borrowers and business partners to explore current loan products, insurance products, REO properties, electronic services, investment services, credit card services and business partner directories.

    The Company's goal is to allow the customer (consumer or business partner) to be able to utilize the Company's various web sites in an integrated fashion with its existing infrastructure to provide consumers with competitive pricing as well as convenient and efficient service. The Company's websites will continue to evolve in depth and breadth as the Company develops online partnerships to enhance the "Home-Centric" nature of its site. The Company is also developing customized, interactive web pages for each of its 400+ branches to leverage its local knowledge and expertise to the consumer. The Company believes this strategy provides it with a distinct advantage over its newer online competitors. A component of the Company's new strategy is to integrate the closing services required in the loan process (title, appraisal, home inspection and credit reporting) through its LandSafe subsidiary. This will provide a "one-stop" solution to the individual consumer and to the Company's business partners.

    The customer links are: (1) "Home Financing - Mortgage and Equity Lines" which provides potential customers with the ability to pre-qualify for a loan, calculate maximum home price, loan amount and monthly payments, review loan products and current price, submit loan applications on-line, determine if refinancing is advantageous and obtain answers to frequently asked questions;
(2) "Current Customers" which provides current borrowers the ability to review their current loan status, account history, insurance information, investment options, and subscription services. This link also includes information on the "Mortgage Pay on the Web" service, an internally developed product that allows the customer to make mortgage payments online; (3) "Insurance Solutions " provides insurance information concerning homeowners, automobile, home warranty, life, annuities and disability insurance. This link provides calculators to help customers determine coverage amounts and premiums including instant on-line quotes. In addition, it provides customers the ability to contact our customer service department to change existing coverage, review terms, conditions and status of existing policies, file a claim, make a complaint, renew an existing policy, make changes to method of billing and update or change personal information; (4) "Company Information" which contains information about the Company background, description of products and services offered, a president's letter, information on the Company's Year 2000 Project, available career opportunities, press releases, investor information and annual reports.

    The Internet sites that enhance business partner relationships are within the "Countrywide's Partners" site which include the "Realtor's Advantage", "Builder's Advantage", and "Wholesale Lending Division" sites. The Realtor's Advantage allows realtors to register in our resource directory, obtain a Lock N' Shop to guarantee rates and offers real estate agents tools for their clients. Builder's Advantage is a site that allows builders to register with Countrywide, learn about the Company's Builder Advantage program and builder services and links to builder industry web sites. The Wholesale Lending site allows brokers to track the status of their loans. In addition, a similar site is available for correspondent lenders, to view pricing and product information, as well as loan status. The Company believes that the Internet provides a unique medium to deliver mortgage services at a cost significantly lower than the incurred in conventional marketing methods.


D.       Capital Markets Segment

    The Company's Capital Markets Segment consists of Countrywide Capital Markets ("CCM"), a wholly-owned subsidiary of the Company. CCM has two principal operating subsidiaries: Countrywide Securities Corporation ("CSC") and Countrywide Servicing Exchange ("CSE").

    CSC is a registered broker-dealer and a member of both the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. CSC primarily trades mortgage-related and other securities, including pass through certificates issued by Ginnie Mae, Fannie Mae and Freddie Mac, callable agency debt and collateralized mortgage obligations. CSC also trades certificates of deposit issued by banks, the deposits of which are insured by the Bank Insurance Fund. CSC participates in the underwriting of securities for CHL and for unrelated entities. CSC also arranges the purchase and sale of mortgage loans for CHL and others. CSC trades with institutional investors, such as investment managers, pension fund companies, insurance companies, depositories, and other broker-dealers. CSC does not maintain retail accounts.

    The principal office of CSC is located in Calabasas, California. CSC also maintains a sales office in New York, New York.

    CSE  is  among  the  leading  national  mortgage  servicing   brokerage  and
consulting firms. CSE, as an agent, facilitates the purchase and sale of bulk servicing contracts.

    CSE's principal office is located in Calabasas, California with a sales office in Rochester, New York.

E.   Other Operations

    The Company provides various loan-closing services to its loan production divisions and to others through its subsidiary, LandSafe, Inc. Through several subsidiaries, LandSafe, Inc. acts as a title insurance agent and a provider of settlement, escrow, appraisal, credit reporting, flood zone determination and home inspection services. In addition, LandSafe, Inc. provides property profiles to realtors, builders, consumers, mortgage brokers and other financial institutions.

    Countrywide Financial Services, Inc. ("CFSI") operates as a fund manager and service provider for unaffiliated mutual funds, broker-dealers, investment advisors and fund managers. CFSI currently has approximately $1.4 billion in funds under management and services accounts aggregating over $13.4 billion for other fund management companies.

F.  Segments and Related Information

Information regarding the Company's segments appears in the Notes to the Consolidated Financial Statements, and is incorporated by this reference.

G.  Regulation

    The Company's mortgage banking business is subject to the rules and regulations of, and examination by, HUD, FHA, VA, Fannie Mae, Freddie Mac,
Ginnie Mae and state regulatory authorities with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, impose licensing obligations on the Company, establish standards for originating and servicing mortgage loans, prohibit unlawful discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, fix maximum interest rates, fees and other loan amounts. Moreover, FHA lenders such as the Company are required annually to submit to the Federal Housing Commissioner audited financial statements, and Ginnie Mae requires the maintenance of specified net worth levels (which vary depending on the amount of Ginnie Mae securities issued by the Company). The Company's affairs are also subject to examination by the Federal Housing Commissioner at all times to assure compliance with the FHA regulations, policies and procedures. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act, and the regulations promulgated thereunder. These laws prohibit unlawful discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

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

    During the 1990's, the aggregate share of the United States market for residential mortgage loans that is served by mortgage bankers has risen, principally due to the decline in the savings and loan industry. According to industry statistics, mortgage bankers' aggregate share of this market increased from approximately 19% during calendar year 1989 to approximately 52% during calendar year 1998. The Company believes that it has benefited from this trend.

I.  Employees

    At February 28, 1999, the Company employed 11,378 persons, 6,341 of whom were engaged in production activities, 1,830 were engaged in loan administration activities and 3,207 were engaged in other activities. None of these employees is represented by a collective bargaining agent.

J. Year 2000 Compliance

    A discussion  of the Year 2000 issue is included in Item 7.
- Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.     PROPERTIES

    The primary executive and administrative offices of the Company and its subsidiaries are located in Calabasas, California. The headquarters facility consists of approximately 225,000 square feet and is situated on 20.1 acres of land. The Company currently leases a 90,000 square foot facility in Calabasas, California, which primarily houses part of the Company's data processing operations. In approximately June 1999, some business units will relocate to a newly constructed 88,000 square foot office building in Calabasas, which the Company has leased with an option to purchase. In September 1998, the Company entered into a 10-year sublease of a 215,000 square foot facility in Rosemead, California, which houses loan production and subsidiary operations. The Company owns an office facility of approximately 300,000 square feet located on 43.5 acres in Simi Valley, California, which is used primarily to house a portion of the Company's loan servicing and data processing operations. In July 1998, the Company purchased the adjoining 14-acre parcel and is converting the existing structure on that parcel to a 206,000 square foot office building for loan servicing operations and the executive and administrative offices of its Correspondent Lending Division. In December 1998, the Company purchased a 200,500 square foot building in Rosemead, California, which houses the Company's document custodian and collateral documents, as well as the Company's document management operations. The Company also owns a 253,000 square foot building situated on a 21.5 acres in Plano, Texas, which houses additional loan servicing, loan production and data processing operations. In order to accommodate its expanding loan servicing and related business operations, the Company is constructing two office buildings totaling approximately 500,000 square feet on the 17-acre parcel of land adjacent to the existing Plano facility. Additional space located in Pasadena, Moorpark and Simi Valley, California and Dallas, Texas is currently under lease for certain subsidiaries, loan servicing, loan production and data processing operations. These leases provide an additional 500,000 square feet on varying terms. In addition, the Company leases space for its branch offices throughout the country.

ITEM 3.     LEGAL PROCEEDINGS

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None.

                                     PART II

ITEM 5.            MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                   STOCKHOLDER MATTERS

    The Company's common stock is listed on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange (Symbol: CCR). The following table sets forth the high and low sales prices (as reported by the NYSE) for the Company's common stock and the amount of cash dividends declared for the fiscal years ended February 28, 1999 and 1998.

 ------- --------------- ------------------------- --- ------------------------- --- --------------------------------

                               Fiscal 1999                   Fiscal 1998                 Fiscal 1999 Fiscal 1998
 ------- --------------- ------------ ------------ --- ------------ ------------ --- --------------------------------
         Quarter            High          Low             High          Low              Cash Dividends Declared
 ------- --------------- ------------ ------------ --- ------------ ------------ --- --------------------------------

         First               $54.50       $44.25           $29.50       $24.38           $0.08            $0.08
         Second               56.25        37.00            35.25        26.75             0.08            0.08
         Third                50.75        28.63            41.88        31.50             0.08            0.08
         Fourth               51.44        36.75            48.50        39.25             0.08            0.08

 ------- --------------- ------------ ------------ --- ------------ ------------ --- ---------------- ---------------

    The Company has declared and paid cash dividends on its common stock quarterly since 1982. For the fiscal years ended February 28, 1999 and 1998, the Company declared quarterly cash dividends aggregating $0.32 per share. On March 24, 1999, the Company declared a quarterly cash dividend of $0.10 per common share, which was paid on April 30, 1999.

    The ability of the Company to pay dividends in the future is limited by various restrictive covenants in the debt agreements of the Company, the earnings, cash position and capital needs of the Company, general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company is prohibited under certain of its debt agreements, including its guarantee of CHL's revolving credit facility, from paying dividends on any capital stock (other than dividends payable in capital stock or stock rights), except that so long as no event of default or potential event of default under the agreements exists at the time, the Company may pay dividends in an aggregate amount not to exceed the greater of: (i) the after-tax net income of the Company, determined in accordance with generally accepted accounting principles, for the fiscal year to the end of the quarter to which the dividends relate and (ii) the aggregate amount of dividends paid on common stock during the immediately preceding year. The primary source of funds for payments to stockholders by the Company is dividends received from its subsidiaries. Accordingly, such payments by the Company in the future also depend on various restrictive covenants in the debt obligations of its subsidiaries, the earnings, the cash position and the capital needs of its subsidiaries, as well as laws and regulations applicable to its subsidiaries. Unless the Company and CHL each maintain specified minimum levels of net worth and certain other financial ratios, dividends cannot be paid by the Company and CHL in compliance with certain of CHL's debt obligations (including its revolving credit facility). See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

    As of May 3, 1999, there were 2,382 shareholders of record of the Company's common stock, with 112,748,275 common shares outstanding.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

      ---------------------------------------------- -----------------------------------------------------------------
                          Years ended February 28(29),

      ---------------------------------------------- ------------ ------------- ------------ ------------ ------------
      (Dollar amounts in thousands, except per          1999          1998         1997         1996         1995
      share data)
      ---------------------------------------------- ------------ ------------- ------------ ------------ ------------
      Statement of Earnings Data (1):
      Revenues:
         Loan origination fees                         $623,531     $301,389      $193,079     $199,724     $203,426
         Gain (loss) on sale of loans                   699,433      417,427       247,450       92,341      (41,342)
                                                     ------------ ------------- ------------ ------------ ------------
            Loan production revenue                   1,322,964      718,816       440,529      292,065      162,084
         Interest earned                              1,029,066      584,076       457,005      364,531      311,781
         Interest charges                              (983,829)    (568,359)     (423,447)    (337,655)    (267,685)
                                                     ------------ ------------- ------------ ------------ ------------
            Net interest income                          45,237       15,717        33,558       26,876       44,096
         Loan servicing income                        1,023,700      907,674       773,715      620,835      460,351
         Amortization and impairment/recovery of
            mortgage servicing rights                (1,013,578)    (561,804)     (101,380)    (342,811)     (95,768)
         Servicing hedge benefit (expense)              412,812      232,959      (125,306)     200,135      (40,030)
         Less write-off of servicing hedge                    -            -             -            -      (25,600)
                                                     ------------ ------------- ------------ ------------ ------------
            Net loan administration income              422,934      578,829       547,029      478,159      298,953
                                                                         138        91,346
         Commissions, fees and other income             187,867      138,217        91,346       63,642       40,650
         Gain on sale of subsidiary                           -       57,381             -            -            -
         Gain on sale of servicing                            -            -             -            -       56,880
                                                     ------------ ------------- ------------ ------------ ------------
            Total revenues                            1,979,002    1,508,960     1,112,462      860,742      602,663
                                                     ------------ ------------- ------------ ------------ ------------
      Expenses:
         Salaries and related expenses                  669,686      424,321       286,884      229,668      199,061
         Occupancy and other office expenses            277,921      184,338       129,877      106,298      102,193
         Guarantee fees                                 181,117      172,692       159,360      121,197       85,831
         Marketing expenses                              64,510       42,320        34,255       27,115       23,217
         Other operating expenses                       153,963      119,743        80,188       50,264       37,016
         Branch and administrative office                     -            -             -            -        8,000
      consolidation costs
                                                     ------------ ------------- ------------ ------------ ------------
            Total expenses                            1,347,197      943,414       690,564      534,542      455,318
                                                     ------------ ------------- ------------ ------------ ------------
                                                                                   421,898
      Earnings before income taxes                      631,805      565,546       421,898      326,200      147,345
      Provision for income taxes                        246,404      220,563       164,540      130,480       58,938
                                                     ------------ ------------- ------------ ------------ ------------
                                                     ============ ============= ============ ============ ------------
      Net earnings                                     $385,401     $344,983      $257,358     $195,720      $88,407
      ============================================== ============ ============= ============ ============ ------------
      ---------------------------------------------- ============ ============= ============ ============ ------------

      Per Share Data (2):
      Basic (3)                                            $3.46        $3.21         $2.50        $1.99        $0.97
      Diluted (3)                                          $3.29        $3.09         $2.44        $1.95        $0.96

      Cash dividends per share                             $0.32        $0.32         $0.32        $0.32        $0.32
      Weighted average shares outstanding:
         Basic                                       111,414,000  107,491,000   103,112,000  98,352,000   91,240,000
         Diluted                                     117,045,000  111,526,000   105,677,000  100,270,000  92,087,000
      ============================================== ============ ============= ============ ============ ------------
      ---------------------------------------------- ============ ============= ============ ============ ------------

      Selected  Balance Sheet Data at End of Period
      (1):
      Total assets                                   $15,648,256  $12,183,211   $7,689,090   $8,321,652   $5,589,138
      Short-term debt                                $5,065,934   $4,043,774    $2,567,420   $4,423,738   $2,664,006
      Long-term debt                                 $5,953,324   $4,195,732    $2,367,661   $1,911,800   $1,499,306
      Common shareholders' equity                    $2,518,885   $2,087,943    $1,611,531   $1,319,755   $   942,558
      ============================================== ============ ============= ============ ============ ------------
      ---------------------------------------------- ============ ============= ============ ============ ------------

      Operating Data (dollar amounts in millions):
      Loan servicing portfolio (4)                     $215,489     $182,889      $158,585     $136,835     $113,111
      Volume of loans originated                        $92,881      $48,772     $  37,811    $  34,584    $  27,866
      ============================================== ============ ============= ============ ============ ============

(1) Certain amounts in the Consolidated Financial Statements have been reclassified to conform to current year presentation. (2) Adjusted to reflect subsequent stock dividends and splits. (3) Earnings per share for Fiscal 1998 include a $57.4 million gain on sale of subsidiary. Excluding the non-recurring gain on sale of subsidiary, basic and diluted earnings per share would have been $2.88 and $2.78, respectively. (4) Includes warehoused loans and loans under subservicing agreements.

    ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's business strategy is primarily focused on four areas: loan production, loan servicing, capital markets and businesses ancillary to mortgage lending. Loan production and loan servicing comprise the Company's mortgage banking business. See "Business--Mortgage Banking Operations", "Business--Capital Markets" and "Business--Other Operations." The Company intends to continue its efforts to expand its operations in each segment focus area. A strong production capability and a growing servicing portfolio are the primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates because the effect of interest rate changes on loan production income is counter cyclical to their effect on servicing income. The operations of the capital markets segment include trading mortgage-backed securities ("MBS") and other mortgage-related assets as well as brokering service contracts and bulk purchases and sales of whole loans. Finally, the Company is involved in business activities complementary to its mortgage banking business. These services include acting as agent in the sale of insurance, including homeowners, fire, flood, earthquake, life and disability, providing various title insurance agent and escrow services and offering appraisal and credit reporting services.

     The Company's results of operations historically have been influenced primarily by the level of demand for mortgage loans, which is affected by such external factors as the level and direction of interest rates, and the strength of the overall economy and the economy in each of the Company's lending markets.

    The fiscal year ended February 28, 1997 ("Fiscal 1997") was a period in which interest rates were somewhat volatile. The rates during Fiscal 1997 were generally higher than during the previous fiscal year; however, they remained at levels that were conducive to refinance and home purchase activity. The Company's earnings increased 31% from the fiscal year ended February 29, 1996 ("Fiscal 1996"). Loan production increased to $37.8 billion, up from $34.6 billion in the prior year. The Company attributed the increase in production to:
(i) the generally strong economy and home purchase market; (ii) the continued implementation of a national advertising campaign, which was aimed at developing a brand identity for Countrywide and reaching the consumer directly; and (iii) the integration of home equity and sub-prime lending into the Company's product offerings and production capacity. For calendar 1996, the Company ranked second in the amount of single-family mortgage originations nationwide. The Company's market share for both calendar 1996 and 1995 was approximately 4.8% of the estimated $800 billion and $650 billion, respectively, single-family mortgage origination market. During Fiscal 1997, the Company's loan servicing portfolio grew to $158.6 billion, up from $136.8 billion at the end of Fiscal 1996. This growth resulted from the Company's loan production during the year and bulk servicing acquisitions that amounted to $1.4 billion. The increase was partially offset by prepayments, partial prepayments and scheduled amortization of $18.8 billion. The prepayment rate in the servicing portfolio was 11%, slightly down from the prior year due to the higher mortgage interest rate environment in Fiscal 1997.

    The fiscal year ended February 28, 1998 ("Fiscal 1998") was a record year from ongoing operations in revenues and net earnings for the Company. Loan production increased to $48.8 billion, up from $37.8 billion in the prior year. The Company attributed the increase in production to: (i) lower interest rates;
(ii) the generally strong economy and home purchase market; (iii) the continued implementation of a national advertising campaign aimed at developing a brand identity for Countrywide and reaching the consumer directly; and (iv) increased expansion of the Consumer Markets and Wholesale branch networks, including the new retail sub-prime branches. For calendar 1997, the Company ranked second in the amount of single-family mortgage originations nationwide. For calendar 1997, the Company's market share increased to approximately 5.1% of the estimated $850 billion single-family mortgage origination market, up from approximately 4.8% of the estimated $800 billion single-family mortgage origination market for 1996. During Fiscal 1998, the Company's loan servicing portfolio grew to $182.9 billion, up from $158.6 billion at the end of Fiscal 1997. This growth resulted from the Company's loan production during the year and bulk servicing acquisitions amounting to $1.0 billion. The increase was partially offset by prepayments, partial prepayments and scheduled amortization of $24.3 billion. The prepayment rate in the servicing portfolio was 15%, up from the prior year due to the lower mortgage interest rate environment in Fiscal 1998.

    On July 1, 1997, the Company and IndyMac Mortgage Holdings, Inc. (formerly INMC Mortgage Holdings, Inc.) ("INMC") concluded the restructuring of their business relationship. In substance, INMC acquired the assets, operations and employees of its former manager Countrywide Asset Management Corporation ("CAMC"), formerly a wholly-owned subsidiary of the Company. INMC no longer pays management fees to CAMC. In return, the Company received 3,440,800 newly issued common shares of INMC. These shares are subject to resale restrictions which apply to the shares from the date of issuance through up to three years. The transaction was structured as a merger of CAMC with and into INMC.

    The fiscal year ended February 28, 1999 ("Fiscal 1999") was a record year from ongoing operations in revenues and net earnings for the Company. Loan production increased to $92.9 billion, up from $48.8 billion in the prior year. The Company attributed the increase in production to: (i) an increase in the overall mortgage market driven largely by refinances; (ii) the generally strong economy and home purchase market; and (iii) an increase in the Company's market share, driven largely by the expansion of its Consumer Markets and Wholesale branch networks, including the new retail sub-prime branches. For calendar 1998, the Company ranked second in the amount of single-family mortgage originations nationwide. During calendar 1998, the Company's market share increased to approximately 6.1% of the estimated $1.4 trillion single-family mortgage origination market, up from approximately 5.1% of the estimated $850 billion market in calendar 1997. During Fiscal 1999, the Company's loan servicing portfolio grew to $215.5 billion, up from $182.9 billion at the end of Fiscal 1998. This growth resulted from the Company's loan production during the year and bulk servicing acquisitions amounting to $4.6 billion. This growth was partially offset by prepayments, partial prepayments and scheduled amortization of $53.2 billion and the transfer out of $6.5 billion of subservicing. The prepayment rate in the servicing portfolio was 28%, up from the prior year due to the lower mortgage interest rate environment in Fiscal 1999.

RESULTS OF OPERATIONS

Fiscal 1999 Compared with Fiscal 1998

    Revenues from ongoing operations for Fiscal 1999 increased 36% to $1,979.0 million, up from $1,451.6 million for Fiscal 1998. Net earnings from ongoing operations increased 24% to $385.4 million for Fiscal 1999, up from $310.0 million for Fiscal 1998. Revenues and net earnings from ongoing operations for Fiscal 1998 exclude a nonrecurring pre-tax gain of $57.4 million on the sale of CAMC. The increase in revenues and net earnings from ongoing operations for Fiscal 1999 compared to Fiscal 1998 was primarily attributed to higher loan production volume, an increase in the size of the Company's servicing portfolio and an increase in the income of the non-mortgage banking subsidiaries. These positive factors were partially offset by an increase in amortization of the servicing asset and an increase in expenses in Fiscal 1999 over Fiscal 1998.

    The total volume of loans produced by the Company increased 90% to $92.9 billion for Fiscal 1999, up from $48.8 billion for Fiscal 1998. The increase in loan production was primarily due to an increase in the Company's market share, driven largely by the expansion of the Company's consumer markets and wholesale branch networks, including the retail sub-prime branches, combined with an increase in the overall mortgage market driven largely by refinances. Refinancings totaled $53.2 billion, or 57% of total fundings, for Fiscal 1999 as compared to $19.8 billion, or 41% of total fundings, for Fiscal 1998. Fixed-rate mortgage loan production totaled $88.3 billion, or 95% of total fundings, for Fiscal 1999 as compared to $37.5 billion, or 77% of total fundings, for Fiscal 1998.

    Total loan volume in the Company's production Divisions is summarized below.

-------------------------------------------- -----------------------------------
       (Dollar amounts in millions)                    Loan Production
-------------------------------------------- -----------------------------------

                                             Fiscal 1999            Fiscal 1998
                                             -------------          ------------

    Consumer Markets Division                   $28,508                $13,339
    Wholesale Lending Division                   30,917                 15,731
    Correspondent Lending Division               32,748                 19,562
      Full Spectrum Lending, Inc.                   708                    140
                                             =============          ============

    Total Loan Volume                           $92,881                $48,772
                                             =============          ============

    Electronic Commerce (1)                      $2,201                    $87

(1) This category includes loans sourced through the Company's website of $648 million and $87 million for Fiscal 1999 and Fiscal 1998, respectively, as well as loans submitted to the Correspondent Lending Division via its correspondent website of $1,553 million for Fiscal 1999.
--------------------------------------------------------------------------------
    The factors which affect the relative volume of production among the Company's Divisions include the price competitiveness of each Division's product offerings, the level of mortgage lending activity in each Division's market and the success of each Division's sales and marketing efforts.

    Included in the Company's total volume of loans produced are $2.2 billion of home equity loans funded in Fiscal 1999 and $1.5 billion funded in Fiscal 1998. Sub-prime loan production, which is also included in the Company's total production volume, was $2.5 billion in Fiscal 1999 and $1.6 billion in Fiscal 1998.

    As of February 28, 1999 and 1998, the Company's pipeline of loans in process was $14.6 billion and $12.6 billion, respectively. Historically, approximately 43% to 77% of the pipeline of loans in process have funded. In addition, as of February 28, 1999, the Company had committed to make loans in the amount of $2.1 billion, subject to property identification and approval of the loans (the "LOCK 'N SHOP (R) Pipeline"). As of February 28, 1998, the LOCK 'N SHOP (R) Pipeline was $1.4 billion. During Fiscal 1999 and Fiscal 1998, the Company received 1,194,833 and 714,668 new loan applications, respectively, at an average daily rate of $540 million and $306 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production Divisions' loan processing efficiency and loan pricing decisions.

    Loan origination fees increased in Fiscal 1999 as compared to Fiscal 1998 primarily due to higher production. In addition, the Consumer Markets and Wholesale Lending Divisions (which, due to their higher cost structure, charge higher origination fees per dollar loaned) comprised a greater percentage of total production in Fiscal 1999 than in Fiscal 1998. Gain on sale of loans also increased in Fiscal 1999 as compared to Fiscal 1998 primarily due to higher production volume. This positive factor was partially offset by reduced margins on home equity and sub-prime loans. The sale of home equity loans contributed $65 million and $62 million to gain on sale of loans in Fiscal 1999 and Fiscal 1998, respectively. Sub-prime loans contributed $92 million to the gain on sale of loans in Fiscal 1999 and $70 million in Fiscal 1998. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate volatility and the general direction of interest rates.

    Net interest income (interest earned net of interest charges) increased to $45.2 million for Fiscal 1999, up from $15.7 million for Fiscal 1998. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($118.2 million and $74.5 million for Fiscal 1999 and Fiscal 1998, respectively); (ii) interest expense related to the Company's investment in servicing rights ($351.4 million and $219.7 million for Fiscal 1999 and Fiscal 1998, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($270.4 million and $151.0 million for Fiscal 1999 and Fiscal 1998, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was primarily attributable to higher production levels. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances caused by growth of the servicing portfolio and an increase in the amount of prepayments.

    During Fiscal 1999, loan servicing income before amortization increased primarily due to growth of the loan servicing portfolio. As of February 28, 1999, the Company serviced $215.5 billion of loans (including $2.2 billion of loans subserviced for others), compared to $182.9 billion (including $6.7 billion of loans subserviced for others) as of February 28, 1998, which was an 18% increase. The growth in the Company's servicing portfolio during Fiscal 1999 was the result of increased loan production volume and the acquisition of bulk servicing rights. This was partially offset by prepayments, partial prepayments, scheduled amortization of mortgage loans and the transfer back to INMC of $6.5 billion of subservicing.

    During Fiscal 1999, the annual prepayment rate of the Company's servicing portfolio was 28%, compared to 15% for Fiscal 1998. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio as of February 28, 1999 was 7.5% compared to 7.8% as of February 28, 1998.

    The Company recorded amortization and net impairment of its MSRs for Fiscal 1999 totaling $1,013.6 million (consisting of amortization amounting to $556.4 million and impairment of $457.2 million), compared to $561.8 million of amortization and impairment (consisting of amortization amounting to $300.3 million and impairment of $261.5 million) for Fiscal 1998. To mitigate the effect on earnings of MSR impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge").The factors affecting the amount of amortization and impairment of the MSRs recorded in an accounting period include the level of prepayments during the period, the change in estimated future prepayments and the amount of Servicing Hedge gains or losses.

    In Fiscal 1999, the Company recognized a net benefit of $412.8 million from its Servicing Hedge. The net benefit included unrealized net gains of $26.1 million and realized net gains of $386.7 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization. In Fiscal 1998, the Company recognized a net benefit of $233.0 million from its Servicing Hedge. The net benefit included unrealized gains of $182.2 million and net realized gains of $50.8 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization. There can be no assurance that the Servicing Hedge will generate gains in the future, or if gains are generated that they will fully offset impairment of the MSRs.

    The financial instruments that comprised the Servicing Hedge include options on interest rate futures and MBS, interest rate futures, interest rate floors, interest rate swaps, interest rate swaps with the Company's maximum payment capped ("Capped Swaps"), options on interest rate swaps ("Swaptions"), interest rate caps, certain tranches of collateralized mortgage obligations ("CMOs") and options on callable pass-through certificates ("options on CPC").

    With the Capped Swaps, the Company receives and pays interest on a specified notional amount. The rate received is fixed. The rate paid is adjustable, is indexed to the London Interbank Offered Rates for U.S. dollar deposits ("LIBOR") and has a specified maximum or "cap".

    With Swaps, the Company receives and pays interest on a specified notional amount. The rate received is fixed; the rate paid is adjustable and is indexed to LIBOR.

    With  the   Swaptions,   the   Company  has  the  option  to  enter  into  a
receive-fixed, pay-floating interest rate swap at a future date or to settle the transaction for cash.

    The CMOs, which consist of principal-only ("P/O") securities, have been purchased at deep discounts to their par values. As interest rates decrease, prepayments on the collateral underlying the CMOs should increase. This results in a decline in the average lives of the P/O securities and a corresponding increase in the present values of their cash flows. Conversely, as interest rates increase, prepayments on the collateral underlying the CMOs should decrease. This would result in an increase in the average lives of the P/O securities and a decrease in the present values of their cash flows.

    An option on CPC gives the holder the right to call a mortgage-backed security at par and receive the remaining cash flows from the particular pool. This option has a one year lockout, meaning it cannot be exercised until the end of the first year. After the lockout period, the option can be exercised at anytime.

    The Servicing Hedge is designed to protect the value of the investment in mortgage servicing rights ("MSRs") from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of the hedge instruments declines. With respect to the floors, options, caps, Swaptions, options on CPC and CMOs, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. The Company's exposure to loss on futures is related to changes in the LIBOR rate over the life of the contract. The Company estimates that its maximum exposure to loss over the contractual terms is $88.0 million. With respect to the Capped Swaps contracts entered into by the Company as of February 28, 1999, the Company estimates that its maximum exposure to loss over the contractual terms is $19.5 million. With respect to the Swap contracts entered into by the Company as of February 28, 1999, the Company estimates that its maximum exposure to loss over the contractual terms is $382.0 million.

    During Fiscal 1999, the Company acquired bulk servicing rights for loans with principal balances aggregating $4.6 billion at a price of 1.21% of the aggregate outstanding principal balances. During Fiscal 1998, the Company acquired bulk servicing rights for loans with principal balances aggregating $1.0 billion at a price of 1.13% of the aggregate outstanding principal balances.

Salaries and related expenses are summarized below for Fiscal 1999 and Fiscal 1998.

 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                            Fiscal 1999
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                   $212,591         $52,577         $90,953            $38,218        $394,339

      Incentive Bonus                  147,695           1,916          20,706             19,042         189,359

      Payroll Taxes and Benefits        52,821          12,131          15,170              5,866          85,988
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $413,107         $66,624        $126,829            $63,126        $669,686
                                     ============    =============    =============    =============    ------------

      Average      Number     of         5,512           1,966            1,823               646           9,947
      Employees


 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------


 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                            Fiscal 1998
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

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
      Employees


 ---- --------------------------- -- ------------ -- ------------- -- ----------

    The amount of salaries increased during Fiscal 1999 reflecting the Company's strategy of expanding and enhancing its Consumer Markets and Wholesale branch networks, including new retail sub-prime branches. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries also contributed to the increase. Incentive bonuses earned during Fiscal 1999 increased primarily due to higher production and a change in production mix.

    Occupancy and other office expenses for Fiscal 1999 increased to $277.9 million from $184.3 million for Fiscal 1998. This was primarily due to: (i) the continued effort by the Company to expand its Consumer Markets and Wholesale branch networks, including new retail sub-prime branches; (ii) higher loan production; (iii) a larger servicing portfolio; and (iv) growth in the Company's non-mortgage banking activities.

    Guarantee fees represent fees paid to Fannie Mae, Freddie Mac, and Ginnie Mae in order for these Government Sponsored Entities ("GSE") to agree to guarantee timely and full payment of principal and interest on MBS and to transfer the credit risk of the loans in the servicing portfolio sold to these entities. For Fiscal 1999, guarantee fees increased 5% to $181.1 million, up from $172.7 million for Fiscal 1998. The increase resulted from an increase in the servicing portfolio, changes in the mix of the portfolio sold to GSE and terms negotiated at the time of loan sales.

    Marketing expenses for Fiscal 1999 increased 52% to $64.5 million which was up from $42.3 million for Fiscal 1998, reflecting the increased mortgage market and the Company's continued implementation of a marketing plan to increase its consumer brand awareness.

    Other operating expenses for Fiscal 1999 increased from Fiscal 1998 by $34.2 million, or 29%. This increase was due primarily to higher loan production, a larger servicing portfolio, increased systems development and growth in the Company's non-mortgage banking subsidiaries in Fiscal 1999 as compared to Fiscal 1998.

Profitability of Loan Production Segment

    In Fiscal 1999, pre-tax earnings from loan production segment activities (which include loan origination and purchases, warehousing and sales) were $556.2 million. In Fiscal 1998, comparable pre-tax earnings were $245.1 million. The increase of $311.1 million was primarily attributable to increased production and a shift in production towards the Consumer Markets and Wholesale Divisions. These positive results were partially offset by higher production costs.

Profitability of Servicing Segment

    In Fiscal 1999, pre-tax income from loan servicing segment activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent, marketing foreclosed properties and acting as reinsurer) was $24.3 million as compared to $215.5 million in Fiscal 1998. The decrease of $191.2 million was primarily attributed to increased amortization of the servicing asset, increased Interest Costs Incurred on Payoffs due to an increase in prepayments from Fiscal 1998 to Fiscal 1999 and a reduction in the performance of interests retained in securitization. These negative factors were partially offset by the increase in servicing fees, miscellaneous income and interest earned on escrow balances derived by the larger servicing portfolio.

Profitability of Capital Markets Segment

    In Fiscal 1999, pre-tax earnings from the capital markets segment were $26.7 million. In Fiscal 1998, comparable pre-tax earnings were $19.7 million. The increase of $7.0 million was primarily due to increased trading volumes.

Profitability of Other Activities

    In addition to loan production, loan servicing and capital markets, the Company offers ancillary products and services related to its mortgage banking activities, primarily through its subsidiary, LandSafe, Inc. Through several subsidiaries, LandSafe, Inc. acts as a title insurance agent and a provider of settlement, escrow, appraisal and credit reporting and home inspection services. During Fiscal 1999, LandSafe, Inc., through a subsidiary, began providing flood zone determination services. In addition, LandSafe, Inc. provides property profiles to realtors, builders, consumers, mortgage brokers and other financial institutions. For Fiscal 1999, LandSafe Inc. contributed $25.2 million to the Company's pre-tax income compared to $10.1 million for Fiscal 1998. The increase in the profitability of LandSafe Inc. resulted primarily from expanded services and increased loan production.

    The Company's other activities also include the operations of its holding company, Countrywide Credit Industries, Inc. ("CCI") and Countrywide Financial Services, Inc.. The operations of other activities, excluding LandSafe Inc., incurred pre-tax losses of $0.6 million during Fiscal 1999 compared to pre-tax income of $17.7 million during Fiscal 1998. This decrease in pre-tax income primarily resulted from: (i) a decrease in CCI net interest income related to a receivable from CHL that was eliminated by a capital contribution during Fiscal 1999 and (ii) the discontinuance of management fees received prior to the sale of a subsidiary.

    During Fiscal 1998, Countrywide Asset Management Corporation, a subsidiary of the Company, was sold to INMC Mortgage Holdings, Inc., (INMC) a publicly traded real estate investment trust for 3,440,800 newly issued common shares of INMC stock. These shares are subject to resale restrictions which apply to the shares from the date of issuance through up to three years. The sale resulted in a $57.4 million pre-tax gain.

Fiscal 1998 Compared with Fiscal 1997

    Revenues from ongoing operations for Fiscal 1998 increased 30% to $1,451.6 million, up from $1,112.5 million for Fiscal 1997. Net earnings from ongoing operations increased 20% to $ 310.0 million for Fiscal 1998, up from $257.4 million for Fiscal 1997. Both revenues and net earnings from ongoing operations for Fiscal 1998 exclude a nonrecurring pre-tax gain of $57.4 million on the sale of a subsidiary. The increase in revenues and net earnings from ongoing operations for Fiscal 1998 compared to Fiscal 1997 was primarily due to higher loan production, including home equity and sub-prime loans, improved pricing margins on prime credit quality first mortgages, an increase in the size of the Company's servicing portfolio and an increase in the income of the non-mortgage banking subsidiaries. These positive factors were partially offset by an increase in amortization of MSRs and an increase in expenses in Fiscal 1998 over Fiscal 1997.

    The total volume of loans produced increased 29% to $48.8 billion for Fiscal 1998, up from $37.8 billion for Fiscal 1997. The increase in loan production was primarily due to an increase in the overall mortgage market, driven primarily by refinances, as well as to the continuing expansion of the Company's Consumer
Markets and Wholesale Lending divisions, including the new retail sub-prime branches. Refinancings totaled $19.8 billion, or 41% of total fundings, for Fiscal 1998, as compared to $12.3 billion, or 33% of total fundings, for Fiscal 1997. Fixed-rate mortgage loan production totaled $37.5 billion, or 77% of total fundings, for Fiscal 1998, as compared to $27.9 billion, or 74% of total fundings, for Fiscal 1997.

Total loan volume in the Company's production Divisions is summarized below.

-------------------------------------------- -----------------------------------
       (Dollar amounts in millions)                    Loan Production
-------------------------------------------- -----------------------------------

                                             Fiscal 1998            Fiscal 1997
                                             -------------          ------------

    Consumer Markets Division                   $13,339               $  8,071
    Wholesale Lending Division                   15,731                  8,430
    Correspondent Lending Division               19,562                 21,310
      Full Spectrum Lending, Inc.                   140                      -
                                             =============          ============

    Total Loan Volume                           $48,772                $37,811
                                             =============          ============

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

    As of February 28, 1998 and 1997, the Company's pipeline of loans in process was $12.6 billion and $4.7 billion, respectively. Historically, approximately 43% to 77% of the pipeline of loans in process have funded. In addition, as of February 28, 1998, the Company had committed to make loans in the amount of $1.4 billion, subject to property identification and approval of the loans (the "LOCK 'N SHOP (R) Pipeline"). As of February 28, 1997, the LOCK 'N SHOP (R) Pipeline was $1.8 billion. In Fiscal 1998 and Fiscal 1997, the Company received 714,668 and 499,861 new loan applications, respectively, at an average daily rate of $306 million and $206 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the Production Divisions' loan processing efficiency and loan pricing decisions.

    Loan origination fees increased in Fiscal 1998 as compared to Fiscal 1997 due to higher production. In addition, the Consumer Markets and Wholesale Lending Divisions (which, due to their higher cost structure, charge higher origination fees per dollar loaned) comprised a greater percentage of total production in Fiscal 1998 than in Fiscal 1997. Gain on sale of loans improved in Fiscal 1998 as compared to Fiscal 1997 primarily due to increased production and improved margins. Home equity and sub-prime loans contributed $132 million and $92 million to gain on sale of loans in Fiscal 1998 and Fiscal 1997, respectively. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate volatility and the general direction of interest rates.

    Net interest income (interest earned net of interest charges) decreased to $15.7 million for Fiscal 1998 from $33.6 million for Fiscal 1997. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($74.5 million and $61.6 million for Fiscal 1998 and Fiscal 1997, respectively); (ii) interest expense related to the Company's investment in MSRs ($219.7 million and $148.3 million for Fiscal 1998 and Fiscal 1997, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($151.0 million and $116.9 million for Fiscal 1998 and Fiscal 1997, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was primarily attributable to higher production levels partially resulting from aggregating home equity and sub-prime loans (which generally bear interest at higher rates than prime credit quality first mortgages) prior to their sale or securitization. The increase in interest expense on the investment in MSRs resulted primarily from a larger servicing portfolio and an increase in Interest Costs Incurred on Payoffs. The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances (caused by growth of the servicing portfolio and an increase in the amount of prepayments), combined with an increase in the earnings rate from Fiscal 1997 to Fiscal 1998.

    During Fiscal 1998, loan administration income before amortization increased due primarily to growth of the loan servicing portfolio. As of February 28, 1998, the Company serviced $182.9 billion of loans (including $6.7 billion of loans subserviced for others), compared to $158.6 billion (including $3.9 billion of loans subserviced for others) at February 28, 1997, a 15% increase. The growth in the Company's servicing portfolio during Fiscal 1998 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments and scheduled amortization of mortgage loans.

    During Fiscal 1998, the prepayment rate of the Company's servicing portfolio was 15%, compared to 11% for Fiscal 1997. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market. The increase in the prepayment rate from Fiscal 1997 to Fiscal 1998 was primarily due to the increase in refinance activity caused by lower interest rates during Fiscal 1998 than during Fiscal 1997. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio at both February 28, 1998 and 1997 was 7.8%.

    The Company recorded amortization and net impairment of its MSRs for Fiscal 1998 totaling $561.8 million (consisting of amortization amounting to $300.3 million and impairment of $261.5 million), compared to $101.4 million of amortization and net impairment (consisting of amortization amounting to $220.1 million and recovery of previous impairment of $118.7 million) for Fiscal 1997. The factors affecting the amount of amortization and impairment or recovery of the MSRs recorded in an accounting period include the level of prepayments during the period; the change in estimated future prepayments and the amount of Servicing Hedge gains or losses.

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

    During Fiscal 1998, the Company acquired bulk servicing rights for loans with principal balances aggregating $1.0 billion at a price of 1.13% of the aggregate outstanding principal balances. During Fiscal 1997, the Company acquired bulk servicing rights for loans with principal balances aggregating $1.4 billion at a price of 1.60% of the aggregate outstanding principal balances.

Salaries and related expenses are summarized below for Fiscal 1998 and Fiscal 1997.


 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                            Fiscal 1998
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

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
      Employees



 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                            Fiscal 1997
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                    $91,054         $41,806         $54,244            $12,852        $199,956

      Incentive Bonus                   34,501             763          14,820              6,799          56,883

      Payroll Taxes and Benefits        15,105           7,747           5,389              1,804          30,045
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $140,660         $50,316         $74,453            $21,455        $286,884
                                     ============    =============    =============    =============    ------------

      Average      Number     of         2,303           1,555            1,107               251           5,216
      Employees



    The amount of salaries increased during Fiscal 1998 reflecting the Company's strategy of expanding and enhancing its Consumer Markets and Wholesale branch networks, including new retail sub-prime branches. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries also contributed to the increase. Incentive bonuses earned during Fiscal 1998 increased primarily due to higher production and a change in divisional production mix.

    Occupancy and other office expenses for Fiscal 1998 increased to $184.3 million, up from $129.9 million for Fiscal 1997 primarily due to: (i) the continued effort by the Company to expand its retail branch network, particularly outside of California; (ii) higher loan production; (iii) a larger servicing portfolio; and (iv) growth in the Company's non-mortgage banking activities.

    Guarantee fees represent fees paid to Fannie Mae, Freddie Mac and Ginnie Mae in order for these GSE to agree to guarantee timely and full payment of principal and interest on MBS and to transfer the credit risk of the loans in the servicing portfolio sold to these entities. For Fiscal 1998, guarantee fees increased 8% to $172.7 million from $159.4 million for Fiscal 1997. The increase resulted from an increase in the servicing portfolio, changes in the mix of the portfolio sold to GSE and terms negotiated at the time of loan sales.

    Marketing expenses for Fiscal 1998 increased 24% to $42.3 million, which was up from $34.3 million for Fiscal 1997, reflecting the increase in the mortgage market and the Company's continued implementation of a marketing plan to increase its consumer brand awareness.

    Other operating expenses for Fiscal 1998 increased from Fiscal 1997 by $39.6 million, or 49%. This increase was due primarily to higher loan production, a larger servicing portfolio, increased reserves for bad debt, increased systems development and growth in the Company's non-mortgage banking subsidiaries in Fiscal 1998 as compared to Fiscal 1997.


Profitability of Loan Production Segment

    In Fiscal 1998, pre-tax earnings from the loan production segment (which includes loan origination and purchases, warehousing and sales) were $245.1 million. In Fiscal 1997, comparable pre-tax earnings were $141.9 million. The increase of $103.2 million was primarily due to increased production, greater sales of higher-margin home equity and sub-prime loans at significantly higher margins than prime credit quality first mortgages and improved pricing margins on prime credit quality first mortgages. These positive results were partially offset by higher production costs.

Profitability of Servicing Segment

    In Fiscal 1998, pre-tax earnings from the loan servicing segment (which includes administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent, marketing foreclosed properties and acting as reinsurer) were $215.5 million as compared to $254.2 million in Fiscal 1997. The decrease of $38.7 million was primarily attributed to increased amortization of MSRs and Interest Costs Incurred on Payoffs due to increased prepayments from Fiscal 1997 to Fiscal 1998. These negative factors were partially offset by the increase in servicing fees, miscellaneous income and interest earned on escrow balances derived by the larger servicing portfolio.

Profitability of Capital Markets Segment

    In Fiscal 1998, pre-tax earnings from the capital markets segment were $19.7 million. In Fiscal 1997, comparable pre-tax earnings were $12.9 million. The increase of $6.8 million was primarily the result of increased trading volumes.

Profitability of Other Activities

    In addition to loan production, loan servicing and capital markets, the Company offers ancillary products and services related to its mortgage banking activities, primarily through its subsidiary, LandSafe Inc. Through several subsidiaries, LandSafe, Inc. acts as a title insurance agent and a provider of settlement, escrow, appraisal and credit reporting services. During Fiscal 1998, LandSafe, Inc., through a subsidiary, began providing home inspection services. In addition, LandSafe Inc. provides property profiles to realtors, builders, consumers, mortgage brokers and other financial institutions. For Fiscal 1998, LandSafe Inc. contributed $10.1 million to the Company's pre-tax income compared to $1.2 million for Fiscal 1997. The increase in LandSafe Inc. pre-tax income primarily resulted from expanded services and increased loan production.

    Additionally, the Company's other activities include the operations of CCI and Countrywide Financial Services, Inc. The operations of other activities, excluding LandSafe Inc., contributed $17.7 million to the Company's pre-tax income for Fiscal 1998 compared to $11.7 million for Fiscal 1997. The increase in pre-tax income primarily resulted from an increase in CCI dividend income.

During Fiscal 1998, Countrywide Asset Management Corporation, a subsidiary of the Company, was sold to (INMC) a publicly traded real estate investment trust for 3,440,800 newly issued common shares of INMC stock. These shares are subject to resale restrictions which apply to the shares from the date of issuance through up to three years. The sale resulted in a $57.4 million pre-tax gain.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its loan origination and loan servicing business segments, which are counter cyclical in nature. In addition, the Company utilizes various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its committed pipeline, mortgage loan inventory and MBS held for sale, MSRs, mortgage-backed securities retained in securitizations, trading securities and debt securities. The overall objective of the Company's interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. The Company does not speculate on the direction of interest rates in its management of interest rate risk.

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

    Utilizing the sensitivity analyses described above, as of February 28, 1999, the Company estimates that a permanent 0.50% reduction in interest rates, all else being constant, would result in a $0.4 million after-tax gain related to its trading securities and a $11.5 million after-tax loss related to its other financial instruments. As of February 28, 1999, the Company estimates that this combined after-tax loss of $11.1 million is the largest such loss that would occur within the range of reasonably possible interest rate changes. These sensitivity analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario. Consequently, the preceding estimates should not be viewed as a forecast.

    An additional market risk facing the Company is foreign currency risk. During Fiscal 1999, the Company issued foreign currency denominated medium-term notes (See Note F). The Company manages the foreign currency risk associated with such medium-term notes by entering into currency swaps. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into the Company's reporting currency (i.e., U.S. dollars) thereby eliminating the associated foreign currency risk. As a result, hypothetical changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

Inflation

    Inflation affects the Company most significantly in the areas of loan production and servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates increase, loan production decreases, particularly from loan refinancings. Although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by an improving economy or the anticipation of increasing real estate values. In such periods of reduced loan production, production margins may decline due to increased competition resulting from overcapacity in the market. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down thereby extending the average life of the Company's servicing portfolio and reducing amortization and impairment of the MSRs, decreasing Interest Costs Incurred on Payoffs and because the rate of interest earned from the custodial balances tends to increase. Conversely, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings primarily due to increased amortization and impairment of the MSRs, a decreased rate of interest earned from the custodial balances and increased Interest Costs Incurred on Payoffs. The impacts of changing interest rates on servicing-related earnings are reduced by performance of the Servicing Hedge, which is designed to mitigate the impact on earnings of higher amortization and impairment that may result from declining interest rates.

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

Liquidity and Capital Resources

    The Company's principal financing needs are the financing of its mortgage loan inventory and its investment in MSRs. To meet these needs, the Company currently utilizes commercial paper supported by the revolving credit facility, medium-term notes, MBS repurchase agreements, subordinated notes, pre-sale funding facilities, an optional cash purchase feature in the dividend reinvestment plan, redeemable capital trust pass-through securities and cash flow from operations. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from the revolving credit facility and public offerings of common and preferred stock.

    Certain of the debt obligations of the Company and Countrywide Home Loans, Inc. ("CHL") contain various provisions that may affect the ability of the Company and CHL to pay dividends and remain in compliance with such obligations. These provisions include requirements concerning net worth and other financial covenants. These provisions have not had, and are not expected to have, an adverse impact on the ability of the Company and CHL to pay dividends.

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

    In the course of the Company's mortgage banking operations, the Company sells the mortgage loans it originates and purchases to investors but generally retains the right to service the loans, thereby increasing the Company's investment in MSRs. The Company views the sale of loans on a servicing-retained basis in part as an investment vehicle. Significant unanticipated prepayments in the Company's servicing portfolio could have a material adverse effect on the Company's future operating results and liquidity.


Cash Flows

    Operating Activities In Fiscal 1999, the Company's operating activities used cash of approximately $1.0 billion on a short-term basis primarily to support the increase in its mortgage loans and MBS held for sale. In Fiscal 1998, operating activities used approximately $2.5 billion on a short-term basis primarily to support the increase in its mortgage loans and MBS held for sale. In Fiscal 1997, the Company's operating activities provided cash of approximately $2.0 billion.

    Investing Activities The primary investing activity for which cash was used by the Company was the investment in MSRs. Net cash used by investing activities was $1.8 billion for Fiscal 1999, $1.1 billion for Fiscal 1998 and $0.9 billion for Fiscal 1997.

    Financing Activities Net cash provided by financing activities amounted to $2.8 billion for Fiscal 1999. Net cash provided by financing activities amounted to $3.6 billion for Fiscal 1998. Net cash used by financing activities amounted to $1.0 billion for Fiscal 1997. The increase or decrease in cash flow from financing activities was primarily the result of the change in the Company's mortgage loan inventory and investment in MSRs.

Prospective Trends

Applications and Pipeline of Loans in Process

    During Fiscal 1999, the Company received new loan applications at an average daily rate of $540 million. As of February 28, 1999, the Company's pipeline of loans in process was $14.6 billion. This compares to a daily application rate in Fiscal 1998 of $306 million and a pipeline of loans in process as of February 28, 1998 of $12.6 billion. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK `N SHOP(R) Pipeline as of February 28, 1999 was $2.1 billion and as of February 28, 1998 was $1.4 billion. For the month ended March 31, 1999, the average daily rate of applications received was $537 million, and as of March 31, 1999, the pipeline of loans in process was $14.2 billion and the LOCK `N SHOP Pipeline was $2.5 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage loans, the level of competition in the market, the direction of interest rates, seasonal factors and general economic conditions.

Market Factors

    Loan production increased 90% from Fiscal 1998 to Fiscal 1999. This increase was primarily due to three factors. First, the Company's market share increased, driven largely by the expansion of the Company's consumer markets and wholesale branch networks, including the new retail sub-prime branches. Second, mortgage interest rates generally decreased during Fiscal 1999, driving an increase in refinances. Third, new and existing home sales were stronger during Fiscal 1999 than in Fiscal 1998.

    The prepayment rate in the servicing portfolio increased from Fiscal 1998 to Fiscal 1999. This was due primarily to increased refinances.

    The Company's primary competitors are commercial banks, savings and loans, mortgage banking subsidiaries of diversified companies, as well as other mortgage bankers. Over the past several years, certain commercial banks have expanded their mortgage banking operations through the acquisition of formerly independent mortgage banking companies or through consolidation. The Company believes that these transactions and activities have not had a material impact on the overall level of competition in the market.

    The Company's California mortgage loan production (as measured by principal balance) constituted 25% of its total production during Fiscal 1999 and 26% during Fiscal 1998. The Company is continuing its efforts to expand its production capacity outside of California. Some regions in which the Company operates have experienced slower economic growth, and real estate financing activity in these regions has been impacted negatively. The Company has striven to diversify its mortgage banking activities geographically to mitigate such effects.

    The delinquency rate in the Company's servicing portfolio, excluding sub-servicing, decreased to 3.55% as of February 28, 1999 from 3.91% as of February 28, 1998. The Company believes that this decrease was primarily the result of changes in portfolio mix and aging. The proportion of government loans and high loan-to-value conventional loans (which tend to experience higher delinquency rates than low loan-to-value conventional loans) was 44% and 48% of the portfolio as of February 28, 1999 and February 28, 1998, respectively. In addition, the weighted average age of the portfolio was 26 months at February 28, 1999, down from 31 months as of February 28, 1998. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. However, because the loans in the portfolio are generally serviced on a non-recourse basis, the Company's exposure to credit loss resulting from increased delinquency rates is substantially limited. Furthermore the, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

    The percentage of loans in the Company's servicing portfolio, excluding sub-servicing, that are in foreclosure decreased to 0.31% as of February 28, 1999 from 0.45% as of February 28, 1998. Generally, the Company is not exposed to credit risk. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. While the Company does not generally retain credit risk with respect to the prime credit quality first mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company. Similarly, government loans serviced by the Company (25% of the Company's servicing portfolio as of February 28, 1999) are insured by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Administration. The Company is exposed to credit losses to the extent that the partial guarantee provided by the Department of Veterans Administration is inadequate to cover the total credit losses incurred. The Company retains credit risk on the home equity and sub-prime loans it securitizes, through retention of a subordinated interest. As of February 28, 1999, the Company had investments in such subordinated interests amounting to $273.9 million.

Servicing Hedge

    As previously discussed, the Company's Servicing Hedge is designed to protect the value of its investment in MSRs from the effects of increased prepayment activity that generally results from declining interest rates. In periods of increasing interest rates, the value of the Servicing Hedge generally declines and the value of MSRs generally increases. There can be no assurance that, in periods of increasing interest rates, the increase in value of the MSRs will offset the decline in value of the Servicing Hedge. Likewise, there can be no assurance that, in periods of declining interest rates, that the Servicing Hedge will generate gains, or if gains are generated, that they will fully offset impairment of the MSRs.

Implementation of New Accounting Standards

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize the fair value of all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement will become effective in the fiscal year ended February 28, 2001. The Company has not yet determined the impact upon adoption of this standard on the Consolidated Financial Statements.

    In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise ("SFAS No. 134"). SFAS No. 134 is an amendment of SFAS No. 65, Accounting for Certain Mortgage Banking Activities. It requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities and other retained interests based on its ability and intent to sell or hold those instruments. The Company adopted this statement in October 1998 and reclassified mortgage-backed securities retained in securitization as available for sale securities.

Year 2000 Update

    The Company has four distinct Year 2000 Projects, each of which focuses on a particular critical area.

    The Company's primary platform is the IBM AS/400 which contains all of the data relating to the origination and servicing of the home loans in the Company's portfolio. As of December 31, 1998 the Company has substantially reprogrammed and re-engineered the system to incorporate four-digit century date fields by testing the function and accuracy of the reprogrammed fields, implementing the revised code and forward-date testing of the more than 17,000 production programs on the AS/400.

    Many of the Company's Client Server applications have been developed in-house and in a Year 2000 compliant format. The majority of these applications interface with the AS/400. The Company has reviewed each of its mission critical Client Server applications to confirm their Year 2000 readiness. Additionally, as part of this project, the Company has tested the interfaces between the individual mission critical Client Server applications and the AS/400 to confirm that accurate data is exchanged with the revised AS/400 programs. All but one of the Company's mission critical Client Server applications have been forward-date tested. The Company estimates that forward-date testing of the one remaining mission critical Client Server application and most of its less critical applications will be completed by June 30, 1999. Newly-developed Client Server applications are forward-date tested before they are implemented into production.

    The Company's Infrastructure Project has inventoried the personal computers used by the Company's employees nationwide to determine the Year 2000 readiness of these computers. The Company has fewer than 125 computers and related hardware which are not Year 2000 compliant, and they will be upgraded or replaced before December 31, 1999. As part of the Infrastructure Project, the Company also identified "shrink-wrapped" and desktop software used company-wide, as well as desktop software supporting individuals and individual business units, in order to determine whether the vendor is bringing its products into compliance. This Project also monitors websites and other available information concerning software and hardware vendors and disseminates the latest available information to those business units relying on the product. In the event that the products are not, or will not be compliant, the Company is assessing its need for these applications. With respect to non-compliant software, the Company will either seek alternative sources of similar applications, develop its own applications or attempt to obtain the source code and the vendor's authorization to re-engineer it.

    The Infrastructure Project has inventoried, assessed, corrected and forward-date tested the Company's mission critical wide area network components, telecommunications systems and unique business systems. Additionally, the Infrastructure Project personnel, along with personnel from the Company's Facilities and Property Management Departments, have evaluated building systems of the Company's corporate facilities to assess whether they will operate satisfactorily in the Year 2000 and beyond. These building systems include energy management, environmental, and safety and security systems. Where necessary, non-compliant systems or components will be upgraded or replaced before December 31, 1999.

    The Communications Project personnel have developed a database for collecting information regarding the Year 2000 status of the Company's strategic business partners and other vendors and suppliers. Individual business units identify contact information in the database regarding their respective business partners, vendors and suppliers. The database tracks the inquiry made of each such entity, that entity's response to the Company's inquiry and the Company's response to each entity's inquiry. Analysis of the information contained in the database and development of additional features and functions of the database are ongoing. The goal is to achieve a reasonable understanding of the Year 2000 readiness and contingency plans of the Company's business partners, vendors and suppliers well in advance of the Year 2000. The Company has successfully completed company-wide testing of electronic interfaces with Freddie Mac, Fannie Mae and Ginnie Mae.

    Additionally, the Communications Project personnel represent the Company in its participation as one of the leading mortgage banking companies involved in the Mortgage Bankers Association ("MBA") inter-industry testing project. Other participants include Freddie Mac, Fannie Mae and Ginnie Mae, as well as banks, insurance companies and credit bureaus. The MBA project involves inter-industry testing of transactions from loan origination, secondary marketing and loan servicing areas and its mission is to make sure the various interfaces work together across the entire industry.

Contingency Planning

    The Company has retained a vendor specializing in business continuity planning to review its business continuity procedures on a company-wide basis and assist in its assessment of the contingency plans of each business unit, as well as those of mission critical business partners, vendors and suppliers. Documentation of the Year 2000 aspect of business recovery planning for the Company's mission critical business functions is complete. The business analysis aspect of the contingency planning process also serves as a means of verifying the Company's existing inventories of Client Server applications, Infrastructure hardware and software, vendors and suppliers, external and internal interfaces and business partners.

Costs

    The total cost associated with the Company's Year 2000 efforts is not expected to be material to the Company's financial position. The Company is expensing these costs during the period in which they are incurred. The estimated total cost of the Year 2000 Project is approximately $43.0 million, of which $24.7 million had been incurred through February 28, 1999. However, the Company's expectations about future costs associated with the Year 2000 are subject to uncertainties that could cause the actual results to differ materially from the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that are not year 2000 compliant, the nature and amount of programming required to replace or upgrade each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing Year 2000 issues.

Risks

    Due to the global nature of the Year 2000 issue, the Company cannot determine all of the consequences the Year 2000 may have on its business and operations. The Company believes that in light of the efforts of its Year 2000 Projects, including the Contingency Planning aspect, the possibility of material business interruptions is unlikely. However, there may be instances where the Company will rely on third party information, which may be unreliable or unverifiable. Furthermore, the Company cannot be assured that the third parties, upon which it relies, including utilities and telecommunications service providers, will not have business interruptions which could have an adverse effect on the Company.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In response to this Item, the information set forth on page 29 and Note A of this Form 10-K is incorporated herein by reference.

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

     (3) - Exhibits

          Exhibit
            No.                     Description

     2.1* Agreement  and Plan of  Merger  Among  CWM  Mortgage  Holdings,  Inc.,
          Countrywide Asset Management Corporation and Countrywide Credit Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K dated February 28, 1997). 3.1* Certificate of Amendment of Restated Certificate of Incorporation of Countrywide Credit Industries, Inc. (incorporated by reference to
          Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated August 31, 1987).

     3.2* Restated   Certificate  of   Incorporation   of   Countrywide   Credit
          Industries, Inc.(incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1987).

     3.3* Bylaws of Countrywide Credit Industries, Inc., as amended and restated
          (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 10, 1988).

     3.3.1* Amendment to Bylaws of  Countrywide  Credit  Industries,  Inc. dated
          January 28, 1998(incorporated by reference to Exhibit 3.3.1 to the Company's Annual Report on Form 10-K dated February 28, 1998).

     3.3.2* Amendment  to Bylaws of  Countrywide  Credit  Industries,  Inc.dated
          February 3, 1998 (incorporated by reference to Exhibit 3.3.1 to the Company's Annual Report on Form 10-K dated February 28, 1998).

     4.1* Rights Agreement,  dated as of February 10, 1988, between  Countrywide
          Credit Industries, Inc. and Bank of America NT & SA, as Rights Agent (incorporated by reference to Exhibit 4 to the Company's Form 8-A filed pursuant to Section 12 of the Securities Exchange Act of 1934 on February 12, 1988).

     4.1.1*  Amendment  No.  1 to  Rights  Agreement  dated as  March  24,  1992
          (incorporated by reference to Exhibit 1 to the Company's Form 8 filed with the SEC on March 27, 1992).

     4.2* Specimen Certificate of the Company's Common Stock(incorporated by reference to Exhibit 4.2 to the Current Company's Report on Form 8-K dated February 6, 1987).

     4.3* Specimen Debenture  Certificate  (incorporated by reference to Exhibit
          4.3 to the  Company's  Current  Report on Form 8-K dated  February  6,
          1987).

     4.4* Form of  Medium-Term  Notes,  Series  A  (fixed-rate)  of  Countrywide
          Funding  Corporation  (now  known as  Countrywide  Home  Loans,  Inc.)
          ("CHL") (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3(File Nos. 33-44194 and 33-44194-1) filed with the SEC on November 27, 1991).

     4.5* Form  of  Medium-Term   Notes,   Series  A   (floating-rate)   of  CHL
          (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3(File Nos. 33-44194 and 33-44194-1) filed with the SEC on November 27, 1991).

     4.6* Form of Medium-Term Notes, Series B (fixed-rate) of CHL (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3(File No. 33-51816) filed with the SEC on September 9, 1992).

     4.7* Form  of  Medium-Term   Notes,   Series  B   (floating-rate)   of  CHL
          (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3(File No. 33-51816) filed with the SEC on September 9, 1992).

     4.8* Form of Medium-Term Notes, Series C (fixed-rate) of CHL (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-3 of CHL and the Company (File Nos.33-50661 and 33-50661-01) filed with the SEC on October 19, 1993).

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

     4.14*Form  of  Medium-Term   Notes,   Series  E  (floating   rate)  of  CHL
          (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-3835 and 333-3835-01) filed with the SEC on August 2,
          1996).

     4.15*Trust Deed dated 1st May,  1998 among CHL,  the  Company  and  Bankers
          Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q dated May 31, 1998).

     4.16 First Supplemental Trust Deed dated 16th December, 1998, modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL.

     4.16.1*  Form  of  Medium-Term   Notes,   Series  F  (fixed-rate)   of  CHL
          (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-31529 and 333-31529-01) filed with the SEC on July 29, 1997).

     4.16.2*  Form  of  Medium-Term  Notes,  Series  F  (floating-rate)  of  CHL
          (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-31529 and 333-31529-01) filed with the SEC on July 29, 1997).

     4.17*Form of Medium-Term Notes, Series G (fixed-rate) of CHL (incorporated by reference to Exhibit 4.10 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-58125 and 333-58125-01) filed with the SEC on June 30, 1998).

     4.18*Form  of  Medium-Term   Notes,   Series  G   (floating-rate)   of  CHL
          (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-58125 and 333-58125-01) filed with the SEC on June 30, 1998).

     4.19*Form of Medium-Term Notes, Series H (fixed-rate) of CHL (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-66467 and 333-66467-01) filed with the SEC on October 30, 1998).

     4.20*Form  of  Medium-Term   Notes,   Series  H   (floating-rate)   of  CHL
          (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-66467 and 333-66467-01) filed with the SEC on October 30, 1998).

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

     + 10.2.1 Third Restated Employment Agreement by and between the Company and David S. Loeb in effect as of March 1, 1999.

     + 10.3* Restated Employment Agreement for Angelo R Mozilo dated March 26, 1996 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1996).

     + 10.3.1* Amendment Number One to Restated Employment Agreement for Angelo R. Mozilo (incorporated by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10-K dated February 28, 1998).

     + 10.3.2* Amendment Number Two to Restated Employment Agreement for Angelo R. Mozilo (incorporated by reference to Exhibit 10.3.2 to the Company's Annual Report on Form 10-K dated February 28, 1998).

     + 10.4* Employment Agreement for Stanford L. Kurland dated May 7, 1996 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-Q dated August 31, 1996).

     + 10.4.1 Employment Agreement by and between the Company and Stanford L. Kurland, dated as of March 1, 1999.

     + 10.5* Countrywide Credit Industries, Inc. Deferred Compensation Agreement for Non-Employee Directors (incorporated by reference to Exhibit 5.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1987).

     + 10.5.1* Supplemental Form of Countrywide Credit Industries, Inc. Deferred Compensation Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.5.1 to the Company's Quarterly Report on Form 10-Q dated May 31, 1998).

     + 10.6* Countrywide Credit Industries, Inc. Deferred Compensation Plan for Key Management Employees dated April 15, 1992 (incorporated by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10-K dated February 28, 1993).

     + 10.7* Countrywide Credit Industries, Inc. Deferred Compensation Plan Amended and Restated Effective January 1, 1998 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K dated February 28, 1998).

     + 10.7.1 First Amendment to Countrywide Credit Industries, Inc. Deferred Compensation Plan Amended and Restated effective January 1, 1999.

     10.8*Revolving Credit Agreement dated as of the 24th day of September, 1997, by and among Countrywide Home Loans, Inc., Bankers Trust Company, The First National Bank of Chicago, The Bank of New York, Chase Securities Inc., The Chase Manhattan Bank and the Lenders Party thereto. (incorporated by reference to Exhibit 10.8 to the Company's Quarterly report on Form 10-Q dated August 31, 1997).

     10.8.1* Revolving Credit Agreement dated as of the 15th day of April, 1998, by and among Countrywide Home Loans, Inc., Royal Bank of Canada, The Bank of New York, Morgan Guaranty Trust Company of New York, Credit Lyonnais, San Francisco Branch and the Lenders Party Thereto.

     10.8.2* Short Term Facility Extension Amendment dated as of the 23rd day of
          September 1998 by and among CHL, the Short Term Lenders under the Revolving Credit Agreement dated as of September 24, 1997 and Bankers Trust Company, as Credit Agent (incorporated by reference to Exhibit
          10.8.1 to the Company's Quarterly Report on Form 10-Q dated August 31,
          1998).

     10.8.3* Amendment to Revolving Credit Agreement dated as of the 25th day of November, 1998 by and among CHL, the Lenders under (as that term is defined in) the Revolving Credit Agreement dated as of September 24, 1997, and Bankers Trust Company as Credit Agent (incorporated by reference to Exhibit 10.8.3 to the Company's Quarterly Report on Form 10-Q dated November 30, 1998).

     10.8.4* Amendment to Revolving Credit Agreement dated as of the 20th day of
          November, 1998 by and among CHL, the Lenders under (as that term is defined in ) the Revolving Credit Agreement dated as of April 15, 1998 and Royal Bank of Canada, as lead administrative agent for the Lenders (incorporated by reference to Exhibit 10.8.4 to the Company's Quarterly Report on Form 10-Q dated November 30, 1998).

     10.8.5 Second Amendment to Revolving Credit Agreement dated as of the 14th day of April, 1999 by and among CHL, the Lenders under (as that term is defined in ) the Revolving Credit Agreement dated as of April 15, 1998 and Royal Bank of Canada, as lead administrative agent for the Lenders.

     +10.9* Severance  Plan  (incorporated  by  reference to Exhibit 10.1 to the
          Company's Quarterly Report on Form 10-Q dated May 31, 1988).

     +    10.10* Key Executive Equity Plan (incorporated by reference to Exhibit
          10.4 to the  Company's  Quarterly  Report on Form  10-Q  dated May 31,
          1988).

     + 10.11* 1987 Stock Option Plan, as Amended and Restated on May 15, 1989 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K dated February 28, 1989).

     + 10.11.1* First Amendment to the 1987 Stock Option Plan as Amended and Restated. (incorporated by reference to Exhibit 10.11.1 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997).

     + 10.11.2* Second Amendment to the 1987 Stock Option Plan as Amended and Restated. (incorporated by reference to Exhibit 10.11.2 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997).

     +    10.11.3* Third  Amendment to the 1987 Stock Option Plan as Amended and
          Restated   (incorporated  by  reference  to  Exhibit  10.11.3  to  the
          Company's Quarterly Report on Form 10-Q dated November 30, 1997).

     +    10.11.4* Fourth Amendment to the 1987 Stock Option Plan as Amended and
          Restated   (incorporated  by  reference  to  Exhibit  10.11.4  to  the
          Company's Quarterly Report on Form 10-Q dated May 31, 1998).

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

   + 10.20.6* Sixth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.20.6 to the Company's Annual Report on Form 10-Q dated November 30, 1997).

   + 10.20.7* Seventh Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.20.7 to the Company's Annual Report on Form 10-Q dated November 30, 1997).

   + 10.20.8* Eighth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.20.8 to the Company's Quarterly Report on Form 10-Q dated May 31, 1998).

   + 10.21* 1992 Stock Option Plan dated as of Decembe 22, 1992 (incorporated by reference to Exhibit
                              10.19.5 to the Company's Annual Report on Form 10-K dated February 28, 1993).

   + 10.21.1* First Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21.1 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997).

   + 10.21.2* Second Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21.2 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997).

   +   10.21.3*              Third  Amendment  to the 1992 Stock  Option Plan
                             (incorporated  by  reference to Exhibit  10.21.3
                             to the Company's Quarterly Report on Form 10-Q dated May 31,1998).

   +   10.22*                Amended  and  Restated  1993 Stock  Option Plan
                             (incorporated  by  reference  to Exhibit  10.5 to
                              the Company's Quarterly Report on Form 10-Q dated August 31,1996).

   +  10.22.1*                First   Amendment  to  the  Amended  and
                             Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5.1 to the Company's
                             Quarterly  Report on Form  10-Q  dated  August  31,
                             1996).

     +10.22.2*                Second  Amendment to the Amended and Restated 1993
                              StockOption Plan. (incorporated by reference to Exhibit 10.22.2 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997).

   + 10.22.3* Third Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.3 to the Company's Annual Report on Form 10-K dated February 28,
                             1998).

   +                         10.22.4*  Fourth   Amendment  to  the  Amended  and
                             Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.4 to the Company's Quarterly Report on Form 10-Q dated May 31, 1998).

   + 10.22.5* Fifth Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.5 to the Company's
                             Quarterly  Report on Form  10-Q  dated  August  31,
                             1998).

   +   10.23*                Supplemental  Executive  Retirement Plan effective
                             March 1, 1994 (incorporated by reference to Exhibit
                             10.2 to the  Company's  Quarterly  Report on Form
                             10-Q dated May 31, 1994).

   +  10.23.1*                Amended   and   Restated    Supplemental
                             Executive Retirement Plan (incorporated by reference to Exhibit 10.23.1 to the Company's Annual Report on Form 10-K dated February 28,
                             1998).

   +10.23.2                   First Amendment, effective January 1, 1999,
                             to the Company's Supplemental Executive Retirement Plan 1998 Amendment and Restatement.

   +10.24* Split-Dollar Life Insurance Agreement(incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q dated May 31, 1994).

   +10.24.1*                  Amended and  Restated  Split-Dollar  Life
                             Insurance Agreement (incorporated by reference to Exhibit 10.24.1 to the Company's Quarterly Report on Form 10-Q dated November 30, 1998).

   +10.25*                    Split-Dollar Collateral Assignment  (incorporated
                             by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q dated May 31, 1994).

   +10.26*                    Annual  Incentive  Plan  (incorporated  by
                             reference  to  Exhibit  10.4  to  the Company's
                           Quarterly Report on Form 10-Q dated August 31, 1996).

   +10.27*                    Change in Control Severance Plan.

   +10.27.1*                  First  Amendment  to  Change  in  Control
                             Severance  Plan   (incorporated   by  reference  to
                             Exhibit 10.27.1 to the Company's Quarterly Report on Form 10-Q dated November 30, 1998).

       11.1                  Statement Regarding Computation of Earnings Per
                              Share.

       12.1                  Computation of the Ratio of Earnings to Fixed
                              Charges.

       21                    List of subsidiaries.

       23                    Consent of Grant Thornton LLP.

       27 Financial Data Schedules (included only with the electronic filing with the SEC).





* Incorporated by reference
+Constitutes a management contract or compensatory plan or arrangement






                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COUNTRYWIDE CREDIT INDUSTRIES, INC.

                              By:              /s/ ANGELO R. MOZILO
                                          -------------------------------------
                                           Angelo R. Mozilo, Chairman and Chief
                                           Executive Officer

Dated:  May 6, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                      Title                              Date

 /S/ANGELO R.MOZILO  Chief Executive Officer, Chairman of the     May 6, 1999
  -----------------   Board of Directors and Director
 Angelo R. Mozilo         (Principal Executive Officer)

/s/ DAVID S. LOEB     President and Director                      May 6, 1999
 -------------------
    David S. Loeb


/s/ STANFORD L. KURLAND  Senior Managing Director and Chief       May 6, 1999
 ---------------------   Operating Officer
 Stanford L. Kurland


/s/ CARLOS M. GARCIA  Managing Director; Chief Financial          May 6, 1999
--------------------- Officer and Chief Accounting Officer
Carlos M. Garcia      (Principal Financial Officer and
                      Principal Accounting Officer)

/s/ JEFFREY M. CUNNINGHAM            Director                     May 6, 1999
--------------------------
Jeffrey M. Cunningham


 /s/ ROBERT J. DONATO              Director                       May 6, 1999
-------------------------
 Robert J. Donato

/s/                                Director                       May 6, 1999
----------------------------
  Michael E. Dougherty

 /s/ BEN M. ENIS                  Director                        May 6, 1999
---------------------------
Ben M. Enis

/s/ EDWIN HELLER                Director                          May 6, 1999
-----------------------------
Edwin Heller

/s/ HARLEY W. SNYDER              Director                        May 6, 1999
--------------------------
  Harley W. Snyder

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                           For Inclusion in Form 10-K
                            Annual Report Filed with
                       Securities and Exchange Commission

                                February 28, 1999

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                February 28, 1999




                                                                                                            Page
                                                                                                       ---------------
Report of Independent Certified Public Accountants.................................................         F-3
Financial Statements
     Consolidated Balance Sheets...................................................................         F-4
     Consolidated Statements of Earnings...........................................................         F-5
     Consolidated Statement of Common Shareholders' Equity.........................................         F-6
     Consolidated Statements of Cash Flows.........................................................         F-7
     Consolidated Statements of Comprehensive Income...............................................         F-8
     Notes to Consolidated Financial Statements....................................................         F-9


Schedules
     Schedule I - Condensed Financial Information of Registrant....................................         F-35
     Schedule II - Valuation and Qualifying Accounts...............................................         F-39


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






















               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Shareholders
Countrywide Credit Industries, Inc.


We have audited the accompanying consolidated balance sheets of Countrywide Credit Industries, Inc. and Subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of earnings, common shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Countrywide Credit Industries, Inc. and Subsidiaries as of February 28, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles.

In October 1998, the Company adopted Financial Accounting Standards Board Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This change is discussed in Note R of the Notes to Consolidated Financial Statements.

We have also audited Schedules I and II for each of the three years in the period ended February 28, 1999. In our opinion, such schedules present fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP

Los Angeles, California
April 21, 1999


















              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  February 28,
              (Dollar amounts in thousands, except per share data)



                             A S S E T S
                                                                               1999                   1998
<
                                                                        -------------------    -------------------

Cash                                                                           $ 58,748               $ 10,707
Mortgage loans and mortgage-backed securities held for sale                   6,231,220              5,292,191
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                    311,741                226,330
Mortgage servicing rights, net                                                4,496,439              3,612,010
Other assets                                                                  4,550,108              3,041,973
                                                                        -------------------    -------------------
       Total assets                                                         $15,648,256            $12,183,211
                                                                        ===================    ===================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                                $4,020,998             $3,945,606
                                                                        ===================    ===================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                                $9,935,759             $7,475,221
Drafts payable issued in connection with mortgage loan closings               1,083,499                764,285
Accounts payable, accrued liabilities and other                                 517,937                482,678
Deferred income taxes                                                         1,092,176                873,084
                                                                        -------------------    -------------------
       Total liabilities                                                     12,629,371              9,595,268

Commitments and contingencies                                                        -                      -

Company-obligated  mandatorily redeemable capital trust pass-through  securities of subsidiary trusts holding solely Company
   guaranteed related subordinated debt                                         500,000                500,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value;
   issued and outstanding, none                                                      -                      -
Common stock - authorized, 240,000,000 shares of $0.05 par
   value; issued and outstanding, 112,619,313 shares in 1999 and
   109,205,579 shares in 1998                                                     5,631                  5,460
Additional paid-in capital                                                    1,153,673              1,049,365
Accumulated other comprehensive (loss) income                                                            3,697
                                                                               (19,593)
Retained earnings                                                             1,379,174              1,029,421
                                                                        -------------------    -------------------
       Total shareholders' equity                                             2,518,885              2,087,943
                                                                        -------------------    -------------------
       Total liabilities and shareholders' equity                           $15,648,256            $12,183,211
                                                                        ===================    ===================


Borrower and investor custodial accounts                                     $4,020,998             $3,945,606
                                                                        ===================    ===================

 The  accompanying  notes are an integral part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                             Year ended February 28,
              (Dollar amounts in thousands, except per share data)



                                                                1999               1998               1997
                                                            ---------------    --------------    --------------
Revenues
   Loan origination fees                                      $ 623,531          $ 301,389        $  193,079
   Gain on sale of loans, net of commitment fees                699,433            417,427           247,450
                                                            ---------------    --------------    --------------
     Loan production revenue                                  1,322,964            718,816           440,529

   Interest earned                                            1,029,066            584,076           457,005
   Interest charges                                            (983,829)          (568,359)         (423,447)
                                                            ---------------    --------------    --------------
     Net interest income                                         45,237             15,717            33,558

   Loan servicing income                                      1,023,700            907,674           773,715
   Amortization and impairment/recovery of
     mortgage servicing rights                               (1,013,578)          (561,804)         (101,380)
   Servicing hedge benefit (expense)                            412,812            232,959          (125,306)
                                                            ---------------    --------------    --------------
     Net loan administration income                             422,934            578,829           547,029

   Commissions, fees and other income                           187,867            138,217            91,346
   Gain on sale of subsidiary                                         -             57,381                 -
                                                            ---------------    --------------    --------------
         Total revenues                                       1,979,002          1,508,960         1,112,462

Expenses
   Salaries and related expenses                                669,686            424,321           286,884
   Occupancy and other office expenses                          277,921            184,338           129,877
   Guarantee fees                                               181,117            172,692           159,360
   Marketing expenses                                            64,510             42,320            34,255
   Other operating expenses                                     153,963            119,743            80,188
                                                            ---------------    --------------    --------------
         Total expenses                                       1,347,197            943,414           690,564
                                                            ---------------    --------------    --------------

Earnings before income taxes                                    631,805            565,546           421,898
   Provision for income taxes                                   246,404            220,563           164,540
                                                            ---------------    --------------    --------------

NET EARNINGS                                                   $385,401          $ 344,983        $  257,358
                                                            ===============    ==============    ==============

Earnings per share
   Basic                                                          $3.46              $3.21             $2.50
   Diluted                                                        $3.29              $3.09             $2.44


The  accompanying  notes are an integral part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                       Three years ended February 28, 1999
                          (Dollar amounts in thousands)



                                            Accumulated               Additional        Other
                                            Number        Common      Paid-in-     Comprehensive     Retained
                                           of Shares      Stock       Capital      Income (Loss)     Earnings        Total
                                         -------------- ----------- -----------------------------------------------------------
Balance at February 29, 1996               102,242,329      $5,112     $820,183            -          $494,460     $1,319,755
Cash dividends paid - common                         -           -            -            -           (32,989)       (32,989)
Stock options exercised                      1,000,798          50       15,337            -                 -         15,387
Tax benefit of stock options exercised               -           -        3,656            -                 -          3,656
Dividend reinvestment plan                   2,198,563         110       60,040            -                 -         60,150
401(k) Plan contribution                        79,878           4        2,038            -                 -          2,042
Issuance of common stock in business                                                       -
     acquisition                               573,990          29       16,688            -                 -         16,717
Other comprehensive loss, net of tax               -              -           -      (30,545)                -        (30,545)
Net earnings for the year                          -              -           -            -           257,358        257,358

------------------------------------------------------------------- -----------------------------------------------------------

Balance at February 28, 1997               106,095,558       5,305      917,942      (30,545)          718,829      1,611,531
Cash dividends paid - common                         -           -            -            -           (34,391)       (34,391)
Stock options exercised                        839,479          42       14,645            -                 -         14,687
Tax benefit of stock options exercised               -           -        5,378            -                 -          5,378
Dividend reinvestment plan                   2,179,939         109      108,511            -                 -        108,620
401(k) Plan contribution                        90,603           4        2,889            -                 -          2,893
Other comprehensive income, net of tax               -            -           -       34,242                 -         34,242
Net earnings for the year                            -            -           -            -           344,983        344,983
-------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 1998               109,205,579       5,460    1,049,365        3,697         1,029,421      2,087,943
Cash dividends paid - common                         -              -           -            -         (35,648)      (35,648)
Stock options exercised                      1,239,662          62       20,047              -                 -       20,109
Tax benefit of stock options exercised               -           -       11,456              -                 -       11,456
Dividend reinvestment plan                   2,048,062         103       66,669              -                 -       66,772
401(k) Plan contribution                       126,010           6        6,136              -                 -        6,142
Other comprehensive loss, net of tax                 -            -           -      (23,290)                -        (23,290)
Net earnings for the year                            -            -           -              -         385,401        385,401
-------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------- -----------------------------------------------------------

Balance at February 28, 1999               112,619,313      $5,631   $1,153,673     ($19,593)      $1,379,174      $2,518,885
===============================================================================================================================

 The accompanying  notes are an integral part of this statement.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                             Year ended February 28

                                                   (Dollar amounts in thousands)
                                                                        1999                 1998                 1997

                                                                  -----------------    -----------------    -----------------
Cash flows from operating activities:
   Net earnings                                                        $385,401             $344,983        $     257,358
      Adjustments to reconcile net earnings to net cash
       provided (used) by operating activities:
      Gain on sale of subsidiary                                              -              (57,381)                   -
      Gain on sale of available-for-sale securities                     (56,801)             (16,749)              (4,339)
     Amortization and impairment/recovery of mortgage
servicing rights                                                      1,013,578              561,804              101,380
     Depreciation and other amortization                                 49,210               44,930               40,378
     Deferred income taxes                                              246,404              220,563              164,540

     Origination and purchase of loans held for sale                (92,880,538)         (48,771,673)         (37,810,761)
     Principal repayments and sale of loans                          91,941,509           46,059,454           39,970,876
                                                                  -----------------    -----------------    -----------------
         Decrease (increase) in mortgage loans and mortgage-
            backed securities held for sale                            (939,029)          (2,712,219)           2,160,115

     Increase in other assets                                        (1,737,487)          (1,144,103)            (856,499)
     Increase in accounts payable and accrued liabilities                35,259              302,404               96,712
                                                                  -----------------    -----------------    -----------------
       Net cash provided (used) by operating activities              (1,003,465)          (2,455,768)           1,959,645
                                                                  -----------------    -----------------    -----------------
Cash flows from investing activities:
   Additions to mortgage servicing rights, net                       (1,898,007)          (1,149,988)            (858,912)
   Purchase of property, equipment and leasehold
     Improvements, net                                                 (119,507)             (70,896)             (77,294)
   Proceeds from sale of available-for-sale securities                  231,555               72,747               27,001
                                                                  -----------------    -----------------    -----------------
       Net cash used by investing activities                         (1,785,959)          (1,148,137)            (909,205)
                                                                  -----------------    -----------------    -----------------
Cash flows from financing activities:
   Net (decrease) increase in warehouse debt and other
     short-term borrowings                                           (1,122,273)           1,513,974           (1,924,308)
   Issuance of long-term debt                                         4,044,121            1,973,198              637,624
   Repayment of long-term debt                                         (142,096)            (182,747)            (113,773)
   Issuance of Company - obligated mandatorily redeemable
     capital trust pass-through securities of subsidiary trust
holding solely a Company guaranteed related
     subordinated debt                                                        -              200,000              300,000
   Issuance of common stock                                              93,361              126,309               84,831
   Cash dividends paid                                                  (35,648)             (34,391)             (32,989)
                                                                  -----------------    -----------------    -----------------
       Net cash (used) provided by financing activities               2,837,465            3,596,343           (1,048,615)
                                                                  -----------------    -----------------    -----------------
Net increase (decrease) in cash                                          48,041               (7,562)               1,825
Cash at beginning of period                                              10,707               18,269               16,444
                                                                  =================    =================    =================
Cash at end of period                                              $     58,748         $     10,707         $     18,269
                                                                  =================    =================    =================
Supplemental cash flow information:
   Cash used to pay interest                                        $   876,236         $    422,969         $    309,575
   Cash used to pay (refund from) income taxes                     $      1,407         $     (1,645)        $         15
Noncash financing activities:
   Issuance of common stock in business acquisition                 $           -       $           -        $     16,717
   Unrealized gain (loss) on available-for-sale securities,
     net of tax                                                     $   (23,290)        $     34,242         $(   30,545)


The accompanying notes are an integral part of these statements.



              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             Year Ended February 28,
                          (Dollar amounts in thousands)




                                                                   1999               1998              1997
                                                             ----------------  -----------------   ---------------

NET EARNINGS                                                    $385,401          $344,983            $257,358

Other comprehensive income, net of taxes:
    Unrealized gains (losses) on available for sale
securities:
       Unrealized holding gains (losses) arising
         during the period                                        11,358            44,459             (27,899)
       Less: reclassification adjustment for gains included
in                  net earnings                                  (34,648)         (10,217)             (2,646)
                                                                               -----------------
                                                             ----------------  -----------------   ---------------
Other comprehensive (loss) income                                 (23,290)          34,242             (30,545)
                                                             ----------------  -----------------
                                                             ================  =================   ===============
COMPREHENSIVE INCOME                                            $362,111          $379,225            $226,813
                                                             ================  =================   ===============




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

Principles of Consolidation

    The consolidated financial statements include the accounts of the parent and all wholly-owned subsidiaries that are required to be consolidated under generally accepted accounting principles. All material intercompany accounts and transactions have been eliminated.

Mortgage Loans Held for Sale

    Mortgage loans held for sale are carried at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). The cost of mortgage loans and the carrying value of mortgage-backed securities ("MBS") held for sale in the near term are adjusted by gains and losses generated from corresponding hedging transactions entered into to protect the value of the mortgage loans and MBS held for sale from increases in interest rates. Hedging transactions also are entered into to protect the value of the Company's short-term rate and point commitments to fund mortgage loan applications in process (the "Committed Pipeline") from increases in interest rates. Gains and losses generated from such hedging transactions are deferred. Hedging losses are recognized currently if deferring such losses would result in mortgage loans and MBS held for sale and the Committed Pipeline being effectively valued in excess of their estimated net realizable value.

Property, Equipment and Leasehold Improvements

    Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method.

Mortgage Servicing Rights, Amortization and Impairment

    The Company recognizes as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through a separate purchase or through loan origination by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. Amortization of mortgage servicing rights ("MSRs") is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Projected net servicing income is in turn determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, note rate stratification and recent prepayment experience. MSRs are periodically evaluated for impairment, which is recognized in the statement of earnings during the applicable period through additions to an impairment reserve. For purposes of performing its impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type (fixed or adjustable) and note rate.

    To mitigate the effect on earnings of higher amortization and impairment of MSRs resulting from increased prepayment activity that generally occurs when interest rates decline, the Company acquires financial instruments, including derivatives, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). These financial instruments include interest rate floors, options on interest rate futures and MBS, interest rate futures, interest rate swaps with the Company's maximum payment capped ("Capped Swaps"), interest rate swaps, interest rate caps, options on interest rate swaps ("Swaptions"), options on callable pass-through certificates ("options on CPCs") and certain tranches of collateralized mortgage obligations ("CMOs"). The value of the interest rate floors, options on interest rate futures, Capped Swaps, interest rate caps, Swaptions, and options on CPC is derived from an underlying instrument or index; however, the notional or contractual amount is not recognized on the balance sheet. The cost of these instruments is charged to expense (and deducted from net loan administration income) over the life of the contract. Unamortized costs are included in Other Assets on the balance sheet. The basis of the MSRs is adjusted for realized and unrealized gains and losses in the derivative financial instruments that qualify for hedge accounting.


Qualitative Disclosures About Market Risk

     The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its loan origination and loan servicing business segments, which are counter-cyclical in nature. In addition, the Company utilizes various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its Committed Pipeline, mortgage loan inventory and MBS held for sale, MSRs, mortgage-backed securities retained in securitizations, trading securities and debt securities. The overall objective of the Company's interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. The Company does not speculate on the direction of interest rates in its management of interest rate risk.

    To qualify for hedge accounting, the derivative contract positions must be designated as a hedge and be effective in reducing the market risk of an existing asset, liability or Committed Pipeline. The effectiveness of the derivative contracts is evaluated on an initial and ongoing basis using quantitative measures of correlation. If a derivative contract no longer qualifies as a hedge, any subsequent changes in fair value are recognized currently in earnings.

    If a derivative contract that qualifies as a hedge is sold, matures or is terminated, any resulting intrinsic gain or loss adjusts the basis of the underlying item. Unamortized premiums associated with the time value of such contracts are recognized in income. If a designated underlying item is no longer held, any previously unrecognized gain or loss on the related derivative is recognized in earnings and the derivative contract is subsequently accounted for at fair value.

Trading Securities

    The Company's MBS held for sale in the near term are classified as trading securities and are included with mortgage loans on the consolidated balance sheet. Trading securities are recorded at fair value, with the change in fair value during the period included in earnings. The fair value of MBS held for sale in the near term is based on quoted market prices.

    Financial instruments held by the Company's broker-dealer subsidiary are included in Other Assets. These financial instruments, including derivative contracts, are recorded at fair value on a trade date basis, and gains and losses, both realized and unrealized, are included in Gain on Sale of Loans.

Available for Sale Securities

    The Company has designated its investments in certain tranches of CMOs, certain other equity securities and mortgage-backed securities retained in the Company's securitizations as available for sale securities, which are included
in  Other  Assets.   Mortgage-backed   securities   retained  in  the  Company's
securtizations consist of sub-prime and home equity residual interests ("Residuals") and interest-only and principal-only certificates on prime credit quality first mortgage loans. The timing and amount of cash flows on these securities are significantly influenced by prepayments on the underlying loans and estimated foreclosure losses to the extent the Company has retained the risk of such losses. The fair value of these securities is determined by discounting future cash flows using discount rates that approximate current market rates.

    As of February 28, 1999, the Company used discount rates for sub-prime and home equity mortgage-backed residuals of 25% and 18%, respectively; annual prepayment estimates of 22% to 49% and 30%, respectively; and lifetime credit loss estimates of 1.0% to 6.1% and 1.3% of the original principal balances of the underlying loans, respectively.

    The available for sale securities are measured at fair value. Unrealized gains or losses, net of deferred income taxes, are excluded from earnings and reported as a separate component of shareholders' equity until realized. Realized gains and losses on sales of securities are computed by the specific identification method at the time of disposition and are recorded in earnings. Unrealized losses that are other than temporary are recognized in earnings.

Loan Origination Fees

    Loan fees, discount points and certain direct origination costs are recorded as an adjustment of the cost of the loan and are recorded in earnings when the loan is sold.


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Commitment Fees

    Deferred commitment fees, included in Other Assets, primarily consist of put and call option fees on MBS. Option fees are amortized over the life of the option to reflect the decline in its time value. Any unamortized option fees are charged to income when the related option is exercised.

Investment In Non-Consolidated Subsidiaries

    The Company has an investment in CWHL Funding, Inc., a bankruptcy remote, wholly-owned subsidiary. This subsidiary was established to facilitate the sale of certain defaulted mortgage loans repurchased in the ordinary course of business from Ginnie Mae MBS serviced by the Company. As of February 28, 1999, the Company's investment in CWHL Funding, Inc. was $73.7 million. As of February 28, 1998, the Company's investment in CWHL Funding, Inc. was $56.4 million.

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

Advertising Costs

    The Company generally charges to expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefits. Advertising expense was $46.0 million, $32.6 million and $26.6 million for the years ended February 28, 1999, 1998 and 1997, respectively.

Stock-Based Compensation

    The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company recognizes compensation cost related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

    The Company utilizes an asset and liability approach in its accounting for income taxes. This approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities.

Earnings Per Share

    Basic earnings per share ("EPS") is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

    The following table presents basic and diluted EPS for the years ended February 28, 1999, 1998 and 1997.

------------------------ --------- --------- --------- -- - ----------------------------- -- -- ------- ---------- -----
                                                            Years ended February 28,
                         --------- --------- --------- -- - ----------------------------- -- -- ------- ---------- -----
                                     1999                             1998                             1997
                         --------- --------- ---------   ---------- --------- ---------    --------- --------- ---------
                                             Per-Share                        Per-Share                        Per-Share
(Amounts in  thousands,  Net                  Amount     Net                   Amount      Net                  Amount
except per share data)   Earnings   Shares               Earnings    Shares                Earnings   Shares
------------------------           --------- ---------              --------- ---------              --------- ---------
                         =========                       ==========                        =========
Net earnings             $385,401                         $344,983                         $257,358
                         =========                       ==========                        =========

Basic EPS
Net earnings available
to common shareholders   $385,401   111,414     $3.46     $344,983   107,491     $3.21     $257,358   103,112     $2.50

Effect of Dilutive
Stock Options               -         5,631                  -         4,035                  -         2,565
                         --------- ---------             ---------- ---------              --------- ---------

Diluted EPS
Net earnings available
to common shareholders   $385,401   117,045     $3.29     $344,983   111,526     $3.09     $257,358   105,677     $2.44
                         ========= =========             ========== =========              ========= =========

------------------------ --------- --------- --------- - ---------- --------- --------- -- --------- --------- ---------

Financial Statement Reclassifications and Restatement

    Certain amounts reflected in the Consolidated Financial Statements for the years ended February 28, 1998 and 1997 have been reclassified to conform to the presentation for the year ended February 28, 1999.

NOTE B - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements consisted of the following.

 --------------------------------------------- --------------------------------------------------------------------
                                                                                     February 28,
                                                                          ----------------- -- -------------- -----
    (Dollar amounts in thousands)                                                  1999                1998
 --------------------------------------------------------------------- -- ----------------- -- -------------- -----
    Buildings                                                                 $  97,339            $  84,526
    Office equipment                                                            305,092              223,792
    Leasehold improvements                                                       42,578               28,136
                                                                          -----------------    --------------
                                                                                445,009              336,454
    Less: accumulated depreciation and amortization                            (167,449)            (133,353)
                                                                          -----------------    --------------
                                                                                277,560              203,101
    Land                                                                         34,181               23,229
                                                                          =================    ==============
                                                                               $311,741             $226,330
                                                                          =================    ==============

 --------------------------------------------------------------------- -- ----------------- -- -------------- -----

    Depreciation and amortization expense amounted to $40.3 million, $31.8 million and $29.0 million for the years ended February 28, 1999,1998 and 1997, respectively.

NOTE C - MORTGAGE SERVICING RIGHTS

    Entries to mortgage servicing rights for the years ended February 28, 1999, 1998 and 1997 were as follows.

 ----------------------------------------------- -- -------------------------------------------------------------
                                                                            February 28,
                                                    ---------------- --- ---------------- --- ---------------- --
    (Dollar amounts in thousands)                         1999                 1998                 1997
 ----------------------------------------------- -- ---------------- --- ---------------- --- ---------------- --
    Mortgage Servicing Rights
       Balance at beginning of period                 $3,653,318           $3,026,494           $2,385,299
       Additions, net                                  1,898,007            1,149,988              858,912
       Scheduled amortization                           (556,373)            (300,312)            (220,099)
       Hedge losses (gains) applied                     (403,761)            (222,852)              59,753
       Reclassification of rights in excess of
           Minimum contractually specified
           Servicing fees                                      -                    -              (57,371)
                                                    ----------------     ----------------     ----------------
       Balance before valuation reserve
               at end of period                        4,591,191            3,653,318            3,026,494
                                                    ----------------     ----------------     ----------------

    Reserve for Impairment of Mortgage Servicing Rights
       Balance at beginning of period                    (41,308)              (2,668)             (61,634)
       Reductions (additions)                            (53,444)             (38,640)                58,966
                                                    ----------------     ----------------     ----------------
       Balance at end of period                          (94,752)             (41,308)            (  2,668)
                                                    ================     ================     ================
       Mortgage Servicing Rights, net                 $4,496,439           $3,612,010           $3,023,826
                                                    ================     ================     ================

 ----------------------------------------------- -- ---------------- --- ---------------- --- ---------------- --

    The estimated fair value of mortgage servicing rights was $4.7 billion and $3.7 billion as of February 28, 1999 and 1998, respectively. The fair value was determined by discounting estimated net future cash flows from mortgage servicing activities using discount and prepayment rates that approximate current market rates.

NOTE D - OTHER ASSETS

    Other assets as of February 28, 1999 and 1998 included the following.

 ------------------------------------------------------------ -----------------------------------------------------
                                                                                      February 28,
                                                                         ----------------- --- ---------------- ---
     (Dollar amounts in thousands)                                            1999                  1998
 -------------------------------------------------------------------- -- ----------------- --- ---------------- ---
     Trading securities                                                      $ 1,460,446             $ 243,947
     Servicing hedge instruments                                                 991,401               801,335
     Mortgage-backed securities retained in securitization                       500,631               466,259
     Receivables related to broker-dealer activities                             401,232               148,976
     Rewarehoused FHA and VA loans                                               216,598               426,407
     Servicing related advances                                                  199,143               231,437
     Loans held for investment                                                   125,236               115,713
     Accrued interest                                                            102,093                84,601
     Equity securities                                                            59,875                96,152
     Other                                                                       493,453               427,146
                                                                         -----------------     ----------------
                                                                              $4,550,108            $3,041,973
                                                                         =================     ================


 -------------------------------------------------------------------- -- -------

NOTE E - AVAILABLE FOR SALE SECURITIES

    Amortized cost and fair value of available for sale securities as of February 28, 1999 and 1998 were as follows. In October 1998, mortgage-backed securities retained in securitization were reclassified as available for sale securities; see note R.

 ---------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                                                February 28, 1999
                                    ---------------- - ------------------------------------ -- ---------------- ---
                                                            Gross               Gross
                                      Amortized           Unrealized         Unrealized             Fair
 (Dollar amounts in thousands)           Cost               Gains              Losses               Value
 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

      Mortgage-backed
        securities retained in
        securitization                   $519,321                -              ($18,690)           $500,631
      CMOs                                 32,514                312                   -              32,826
      Equity securities                    42,498              3,098             (16,904)             28,692
                                    ================   =================   ================    ================
                                         $594,333             $3,410            ($35,594)           $562,149
                                    ================   =================   ================    ================



 ---------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                                                February 28, 1998
                                    ---------------- - ------------------------------------ -- ---------------- ---
                                                            Gross               Gross
                                      Amortized           Unrealized         Unrealized             Fair
 (Dollar amounts in thousands)           Cost               Gains              Losses               Value
 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

      CMOs                               $204,234                  -            ($12,411)           $191,823
      Equity securities                     7,315             18,471                   -              25,786
                                    ----------------   -----------------   ----------------    ----------------
                                         $211,549            $18,471            ($12,411)           $217,609
                                    ================   =================   ================    ================






NOTE F - NOTES PAYABLE

    Notes payable consisted of the following.

 ------------------------------------------------------------ -----------------------------------------------------
                                                                                      February 28,
                                                                         ----------------- --- ---------------- ---
     (Dollar amounts in thousands)                                              1999                  1998
 -------------------------------------------------------------------- -- ----------------- --- ---------------- ---
     Commercial paper                                                           $176,559            $2,119,330
     Medium-term notes, Series A, B, C, D, E, F, G, H
         and Euro Notes                                                        8,039,824             4,137,185
     Repurchase agreements                                                     1,517,405               181,121
     Subordinated notes                                                          200,000               200,000
     Unsecured notes payable                                                           -               835,000
     Other notes payable                                                           1,971                 2,585
                                                                         =================     ================
                                                                              $9,935,759            $7,475,221
                                                                         =================     ================



Commercial Paper and Backup Credit Facilities

    As of February 28, 1999, CHL, the Company's mortgage banking subsidiary, had unsecured credit agreements (revolving credit facilities) with consortiums of commercial banks permitting CHL to borrow an aggregate maximum amount of $5.3 billion. The facilities included a $4.0 billion revolving credit facility with forty-four commercial banks consisting of: (i) a five-year facility of $3.0 billion, which expires on September 24, 2002, and (ii) a one-year facility of $1.0 billion which expires on September 22, 1999. As consideration for the facility, CHL pays annual commitment fees of $3.8 million. There is an additional one-year facility, which expired April 14, 1999, with sixteen of the forty-four banks referenced above for total commitments of $1.3 billion. As consideration for the facility, CHL pays annual commitment fees of $1.0 million. CHL renewed this facility. See Note O - "Subsequent Events". In addition, on November 25, 1998, CHL entered into a $1.5 billion committed mortgage loan conduit facility, with four commercial banks. The facility has a maturity date of November 24, 1999. As a consideration for this facility, CHL pays annual commitment fees of $1.9 million. Loans made under this facility are secured by conforming and non-conforming mortgage loans. These facilities contain various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL. The purpose of these credit facilities is to provide liquidity backup for CHL's commercial paper program. No amount was outstanding under these revolving credit facilities at February 28, 1999. The weighted average borrowing rate on commercial paper borrowings for the year ended February 28, 1999 was 5.47%. The weighted average borrowing rate on commercial paper outstanding as of February 28, 1999 was 5.24%.

NOTE F - NOTES PAYABLE  (Continued)

Medium-Term Notes
    As of February 28, 1999, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission or issued by CHL pursuant to its Euro medium-term note program were as follows.

---------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                                        Outstanding Balance               Interest Rate             Maturity Date
                                                                     ----------------------  ----------------------------
                         -------------------------------------------
                         Floating-Rate   Fixed-Rate       Total         From        To           From            To
                         ------------------------------------------- ----------- ----------  -------------- -------------

      Series A                     -       $173,500      $173,500       7.29%       8.79%      Mar. 1999     Mar. 2002

      Series B                     -        351,000       351,000       6.08%       6.98%      Jul. 1999     Aug. 2005

      Series C               208,000        197,000       405,000       4.56%       8.43%      Apr. 1999     Mar. 2004

      Series D                75,000        385,000       460,000       5.35%       6.88%      Aug. 2000    Sep.  2005

      Series E               310,000        690,000     1,000,000       5.12%       7.45%      Feb. 2000     Oct. 2008

      Series F               656,000      1,344,000     2,000,000       4.99%       7.00%      Oct. 1999      May 2013

        Series G             919,000        581,000     1,500,000       4.94%       7.00%      Jul. 1999     Nov. 2018

        Series H             114,500        300,000       414,500       4.99%       7.00%      Dec. 1999     Dec. 2018

        Euro Notes         1,019,600        716,224     1,735,824       4.97%       6.00%      Jul. 1999     Jan. 2009

                         -------------------------------------------
     Total                $3,302,100     $4,737,724    $8,039,824
                         ===========================================



    As of February 28, 1999, substantially all of the outstanding fixed-rate notes had been effectively converted through interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the year ended February 28, 1999, including the effect of the interest rate swap agreements, was 5.92%. During Fiscal 1999, CHL issued $666.2 million foreign currency denominated fixed-rate notes pursuant to its Euro medium-term note program. Such notes are denominated in Deutsche marks, French Francs and Portuguese Escudos. The Company manages the associated foreign currency risk by entering into currency swaps. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into U.S. dollars.


Repurchase Agreements

    The Company routinely enters into short-term financing arrangements to sell MBS under agreements to repurchase. The weighted average borrowing rate for the year ended February 28, 1999 was 5.36%. The weighted average borrowing rate on repurchase agreements outstanding as of February 28, 1999 was 4.95%.

NOTE F - NOTES PAYABLE  (Continued)

The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers. All agreements are to repurchase the same or substantially identical MBS.

Subordinated Notes

    The 8.25%  subordinated  notes are due July 15,  2002.  Interest  is payable semi-annually  on each  January 15 and July 15. The  subordinated  notes are not
redeemable   prior  to  maturity  and  are  not  subject  to  any  sinking  fund requirements.

Pre-Sale Funding Facilities

    As of February 28, 1999, CHL had uncommitted revolving credit facilities with the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. The weighted average borrowing rate for all such facilities for the year ended February 28, 1999 was 5.68%. As of February 28, 1999, the Company had no outstanding borrowings under any of these facilities.

    Maturities of notes payable are as follows.

  ------------------ ------------------------------------------- ----------------------------------------------
                             Year ending February 28(29),                      (Dollar amounts in thousands)
  ------------------ ------------------------------------------- ----------------------------------------------

                                        2000                                   $3,982,435
                                        2001                                      922,000
                                        2002                                      522,000
                                        2003                                      938,500
                                        2004                                      863,000
                                     Thereafter                                 2,707,824
                                                                            =================
                                                                               $9,935,759
                                                                            =================

  ------------------ ------------------------------------------- -------- ------------------- -----------------


NOTE G - COMPANY-OBLIGATED CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

    On December 11, 1996, Countrywide Capital I (the "Subsidiary Trust I"), a subsidiary of the Company, issued $300 million of 8% Capital Trust Pass-through Securities (the "8% Capital Securities"). In connection with the Subsidiary Trust I issuance of the 8% Capital Securities, CHL issued to the Subsidiary Trust I, $309 million of its 8% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debt Securities I"). The Subordinated Debt Securities I are due on December 15, 2026 with interest payable semi-annually on June 15 and December 15 of each year. The Company has the right to redeem at par, plus accrued interest, the 8% Capital Securities any time on or after December 15, 2006. The sole assets of the Subsidiary Trust I are, and will be, the Subordinated Debt Securities I.

    On June 4, 1997, Countrywide Capital III (the "Subsidiary Trust III"), a subsidiary of the Company, issued $200 million of 8.05% Subordinated Capital Income Securities, Series A (the "8.05% Capital Securities"). In connection with the Subsidiary Trust III issuance of 8.05% Capital Securities, CHL issued to the Subsidiary Trust

NOTE G - COMPANY-OBLIGATED CAPITAL SECURITIES OF SUBSIDIARY TRUSTS (Continued)

III, $206 million of its 8.05% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debt Securities III"). The Subordinated Debt Securities III are due on June 15, 2027 with interest payable semi-annually on June 15 and December 15 of each year. The sole assets of the Subsidiary Trust III are, and will be, the Subordinated Debt Securities III.

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

    ---- ------------------------------ ------------------------------------------------------------ --------
                             Year ended February 28,
                                                       ---------------- -- ------------- -- ------------- ---

    ---- ----------------------------------------- --- ---------------- -- ------------- -- ------------- ---
                                                       ---------------- -- ------------- -- ------------- ---
         (Dollar amounts in thousands)                       1999               1998            1997
    ---- ----------------------------------------- --- ---------------- -- ------------- -- ------------- ---

         Federal expense - deferred                       $204,186            $181,228         $135,991
         State expense -  deferred                          42,218              39,335           28,549
                                                       ================    =============    =============
                                                          $246,404            $220,563         $164,540
                                                       ================    =============    =============



    The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of earnings.

    ---- ------------------------------ ------------------------------------------------------------ --------
                             Year ended February 28,
                                                       --------------- -- -------------- --- ------------ ---
                                                             1999             1998               1997
    ---- ----------------------------------------- --- --------------- -- -------------- --- ------------ ---

         Statutory federal income tax rate                   35.0%              35.0%            35.0%
         State income and franchise taxes, net
            of federal tax effect                             4.0                4.0              4.0
                                                       ===============    ==============     ============
                Effective income tax rate                    39.0%              39.0%            39.0%
                                                       ===============    ==============     ============

    ---- ----------------------------------------- --- --------------- -- -------------- --- ------------ ---

    The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below.

     ----- ------------------------------------------- -------------------------------------------------- -----
                                                                                   February 28,
                                                       -------------------------------------------------- -----
          (Dollar amounts in thousands)                                        1999              1998
     ----------------------------------------------------------------------------------------------------------

          Deferred income tax assets:
              Net operating losses                                           $ 198,204           $152,279
              State income and franchise taxes                                  59,752             49,649
              Reserves, accrued expenses and other                              41,898             28,033
                                                                         ---------------    ---------------
          Total deferred income tax assets                                     299,854           $229,961
                                                                         ---------------    ---------------

          Deferred income tax liabilities:
              Mortgage servicing rights                                      1,368,349          1,079,364
              Gain on sale of subsidiary                                        23,681             23,681
                                                                         ---------------    ---------------
          Total deferred income tax liabilities                              1,392,030          1,103,045
                                                                         ---------------    ---------------

          Deferred income taxes                                             $1,092,176           $873,084
                                                                         ===============    ===============



    As of February 28, 1999, the Company had net operating loss carryforwards for federal income tax purposes totalling $542.7 million that expire as follows:
$12.3 million in 2003, $19.7 million in 2004, $3.2 million in 2006, $5.1 million in 2008, $131.4 million in 2009, $74.0 million in 2010, $41.0 million in 2011,
$84.1 million in 2012, and $72.0 million in 2013, and $99.9 million in 2019.

NOTE I - FINANCIAL INSTRUMENTS

Derivative Financial Instruments

    The Company utilizes a variety of derivative financial instruments to manage interest-rate risk. These instruments include interest rate floors, MBS mandatory forward sale and purchase commitments, options to sell or buy MBS, treasury futures and interest rate futures, options on CPC, interest rate caps, Capped Swaps, Swaptions, interest rate futures and interest rate swaps. These instruments involve, to varying degrees, elements of interest-rate and credit risk. In addition, the Company manages foreign currency exchange rate risk with foreign currency swaps. Substantially all of the Company's derivative financial instruments are held or issued for purposes other than trading.

    The  Company  has  potential  exposure  to  credit  loss  in  the  event  of nonperformance by the counterparties to the various over-the-counter instruments. The Company manages this credit risk by selecting only well established, financially strong counterparties, spreading the credit risk amongst many such counterparties, and by placing contractual limits on the amount of unsecured credit risk from any one counterparty. The Company's exposure to credit risk in the event of default by a counterparty is the current cost of replacing the contracts net of any available margins retained by the Company, a custodian or the Mortgage-Backed Securities Clearing Corporation (the "MBSCC"), which is an independent clearing agent.

     The total amount of counterparty credit exposure as of February 28, 1999, before and after applicable margin accounts held, was as follows:

--------------------------------------------------------------- ------------------------------------------
(Dollar amounts in millions)                                        As of February 28, 1999
--------------------------------------------------------------- ------------------------------------------

         Interest rate floors                                                $402.1
         Swaptions                                                            271.1
         MBS mandatory delivery and purchase commitments                      199.8
         Interest rate swaps                                                   93.2
         Interest rate caps                                                    40.4
         Capped swaps                                                           3.1
                                                                       ------------------
             Total credit exposure before margin accounts held              1,009.7
         Less: Margin accounts held                                          (542.6)
                                                                       ==================
                Net unsecured credit exposure                                $467.1
                                                                       ==================



Hedge of Committed Pipeline and Mortgage Loan Inventory

     As of February 28, 1999, the Company had $6.2 billion of closed mortgage loan and MBS held in inventory, including $5.9 billion fixed-rate and $0.3 billion adjustable-rate (the "Inventory"). In addition, as of February 28, 1999, the Company had short-term rate and point commitments amounting to approximately $7.5 billion (including $7.0 billion fixed-rate and $0.5 billion adjustable-rate) to fund mortgage loan applications in process and an additional $2.1 billion of mortgage loan applications in process subject to property identification and borrower qualification (the "Committed Pipeline"). Substantially all of these commitments are for periods of 60 days or less. (After funding and sale of the mortgage loans, the Company's exposure to credit loss in the event of nonperformance by the mortgagor is limited as described in Note J).

      In order to mitigate the risk that a change in interest rates will result in a decline in the value of the Company's Committed Pipeline or Inventory, the Company enters into hedging transactions. The Inventory is hedged with forward contracts for the sale of loans and net sales of MBS, including options to sell MBS where the Company can exercise the option on or prior to the anticipated settlement date of the MBS. Due to the variability of closings in the Company's Committed Pipeline, which is driven primarily by interest rates, the Company's hedging policies require that substantially all of the Committed Pipeline be hedged with a combination of options for the purchase and sale of MBS and treasury futures in addition to forward contracts for the sale of MBS. As of February 28, 1999, the notional amount of options to purchase and sell MBS aggregated $2.0 billion and $6.8 billion, respectively. In addition, as of February 28, 1999, the notional amount of options to purchase and sell treasury futures aggregated $0.2 billion and $0.1 billion, respectively. The Company had net forward contracts to sell MBS that amounted to $6.8 billion (including forward contracts to sell MBS of $15.4 billion and to purchase MBS of $8.6 billion). The MBS that are to be delivered under these contracts and options are either fixed or adjustable-rate, and are generally corresponding with the composition of the Company's Inventory and Committed Pipeline.

     The Company is generally not exposed to significant losses nor will it realize significant gains related to its Inventory or Committed Pipeline due to changes in interest rates, net of gains or losses on associated hedge positions. The correlation between the Inventory, and the Committed Pipeline and the associated hedge instruments is very high due to their similarity. However, the Company is exposed to the risk that the actual closings in the Committed Pipeline may deviate from the estimated closings for a given change in interest rates. Although interest rates are the primary determinant, the actual loan closings from the Committed Pipeline are influenced by many factors, including the composition of the Committed Pipeline and remaining commitment periods. The Company's estimated closings are based on historical data of loan closings as influenced by recent developments.



NOTE I - FINANCIAL INSTRUMENTS (Continued)

Servicing Hedge

    The Company manages its exposure to interest rate risk primarily through balancing its loan production and loan servicing operations which are counter cyclical in nature. In order to further mitigate the effect on earnings of higher amortization and impairment of MSRs resulting from increased prepayment activity that generally occurs when interest rates decline, the Company maintains a portfolio of financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the Servicing Hedge). The financial instruments that form the Servicing Hedge include options on interest rate futures and MBS, interest rate floors, interest rate swaps, interest rate caps, Capped Swaps, Swaptions, options on CPC, interest rate futures and certain tranches of CMOs.

    The CMOs, which consist primarily of principal-only ("P/O") securities, have been purchased at deep discounts to their par values. As interest rates decline, prepayments on the collateral underlying the CMOs should increase which should result in a decline in the average lives of the P/O securities and an increase in the present values of their cash flows. As of February 28, 1999, the carrying value of CMOs included in the Servicing Hedge was approximately $32.8 million.

    The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge.

-------------------------------------- -------------------- -------------------- ------------------ ---------------------
(Dollar amounts in millions)                 Balance,                              Dispositions/          Balance,
                                        February 28, 1998        Additions          Expirations         February 28,
                                                                                                            1999
-------------------------------------- -------------------- -------------------- ------------------ ---------------------

Interest Rate Floors                         $33,000               19,000              (19,000)           $33,000
Long Call Options on
  Interest Rate Futures                      $79,400               60,320             (107,720)           $32,000
Long Put Options on
  Interest Rate Futures                       $9,800               65,880              (21,080)           $54,600
Short Call Options on
  Interest Rate Futures                            -               63,800              (41,800)           $22,000
Short Put Options on                               -
  Interest Rate Futures                                             6,750               (6,030)              $720
Interest Rate Futures                         $5,000               36,425              (18,925)           $22,500
Capped Swaps                                  $1,000                    -                    -             $1,000
Interest Rate Swaps                           $3,900               11,750                 (500)           $15,150
Interest Rate Cap                             $4,500                    -                    -             $4,500
Swaptions                                     $1,850               32,500               (1,800)           $32,550
Options on Callable Pass-through
  Certificates                                $2,561                2,000                    -             $4,561

-------------------------------------- -------------------- -------------------- ------------------ ---------------------

    The Servicing Hedge is intended to protect the value of the investment in MSRs from the effects of increased prepayment activity that generally results from declining interest rates. Should interest rates increase, the value of the MSRs generally will increase while the value of the Servicing Hedge will decline. With respect to the options, Swaptions, floors, caps, options on CPC and CMOs included in the Servicing Hedge, the Company is not exposed to loss beyond its initial outlay to acquire the instruments plus any unrealized gains recognized to date. With respect to the Capped Swaps contracts entered into by the Company as of February 28, 1999, the Company estimates that its maximum exposure to loss over the contractual term is $19.5 million. With respect to the Swap contracts entered into by the Company as of February 28, 1999, the Company estimates that its maximum exposure to loss over the contractual term is $382.0 million. The Company's exposure to loss on futures is related to changes in the London Interbank Offered Rate("LIBOR") rate over the life of the contract. The Company estimates that its maximum exposure to loss over the contractual term is $88.0 million.

NOTE I - FINANCIAL INSTRUMENTS (Continued)

    There can be no assurance that the Servicing Hedge will generate gains in the future, or if gains are generated, that they will fully offset impairment of the MSRs.

Interest Rate Swaps

    As of February 28, 1999, CHL had interest rate swap contracts, in addition to those included in the Servicing Hedge, with certain financial institutions having notional principal amounts totaling $5.7 billion. The effect of these contracts is to enable CHL to convert its fixed-rate long term debt borrowings to LIBOR-based floating-rate cost borrowings (notional amount $3.7 billion), to convert its foreign currency denominated fixed rate medium-term notes to U.S. dollar LIBOR-based floating-rate cost borrowings (notional amount $0.7 billion), to convert a portion of its commercial paper and medium-term note borrowings from one floating-rate index to another (notional amount $0.4 billion) and to convert the earnings rate on the custodial accounts held by CHL from floating to fixed (notional amount $0.9 billion). Payments are due periodically through the termination date of each contract. The agreements expire between March 1999 and June 2027.

    The interest rate swap agreements related to debt had an average fixed rate (receive rate) of 5.68% and an average floating rate indexed to 3-month LIBOR (pay rate) of 5.29% on February 28, 1999. The interest rate swap agreements related to custodial accounts had an average fixed rate (receive rate) of 7.11% and an average floating rate indexed to 1 to 3-month LIBOR (pay rate) of 5.03% on February 28, 1999.

Broker-Dealer Financial Instruments

    Countrywide   Securities   Corporation   utilizes  a  variety  of  financial
instruments for trading purposes and to manage interest-rate risk. These instruments include MBS mandatory forward sale and purchase commitments as well as short sales of cash market U.S.
Treasury securities.

Fair Value of Financial Instruments

    The following disclosure of the estimated fair value of financial instruments as of February 28, 1999 and 1998 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


 ---- ------------------------------------------------- --------------------------------- --- ----------------------------

                                                                February 28, 1999                  February 28, 1998
                                                        --------------------------------- --- ----------------------------

                                                           Carrying         Estimated        Carrying          Estimated
      (Dollar amounts in thousands)                        Amount          fair value        amount           fair value
 ---- ------------------------------------------------- -------------- -- ------------- -- ------------- --- -------------
      Assets:
          Mortgage loans and mortgage-backed securities
             held for sale                               $6,231,220        $6,231,220       $5,292,191        $5,292,191
          Items included in other assets:
               Trading securities                         1,460,446         1,460,446          243,947           243,947
             Loans held for investment                      125,236           125,236          115,713           115,713
               Receivables related to broker-dealer activiti401,232           401,232          148,976           148,976
               Reverse repurchase agreements                 76,246            76,246           53,560            53,560
               CMOs purchased                                32,826            32,826          191,823           191,823
               Mortgage-backed securities retained in
                 Securitizations                            500,631           500,631          466,259           466,259
               Equity Securities - restricted and unrestricte59,875            46,971           96,152           116,322
               Rewarehoused FHA and VA loans                216,598           216,598          426,407           426,407

      Liabilities:
          Notes payable                                   9,935,759         9,883,859        7,475,221         7,589,593
          Securities sold not yet purchased                  84,775            84,775           83,445            83,445

      Derivatives:
          Interest rate floors                              426,838           402,061          378,023           373,964
          Forward contracts on MBS                           12,775           120,709                -            (5,719)
          Options on MBS                                     34,883            62,475           33,290            24,125
          Options on interest rate futures                   18,261            15,729           32,093            13,546
          Options on callable pass-through certificates      55,593            36,460           34,451            44,278
          Interest rate caps                                 77,508            40,437           83,512            41,319
          Capped Swaps                                        8,470             3,092            5,405           ( 1,795)
          Swaptions                                         337,703           271,073           27,213            27,213
          Interest rate futures                              57,280            57,280          ( 3,359)          ( 3,359)
          Interest rate swaps                                43,570            93,205           44,717           155,229

      Short-term commitments to extend credit                     -            26,400                -            38,525

 ---- ------------------------------------------------- -------------- -- ------------- -- ------------- --- -------------

    The fair value estimates as of February 28, 1999 and 1998 are based on pertinent information that was available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Derivatives

    Fair value is defined as the amount that the Company would receive or pay to terminate the contracts at the report date. Market or dealer quotes are available for many derivatives; otherwise, pricing or valuation models are applied to utilizing current market information to estimate fair value.

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

Lease Commitments

    The Company leases office facilities under lease agreements extending through December, 2011. Future minimum annual rental commitments under these non-cancelable operating leases with initial or remaining terms of one year or more are as follows.

                ----- ------------------------------------------ -----------------------------------
                              Year ending February 28(29),               (Dollar amounts in thousands)
                ----- ------------------------------- -------------------- -------------- ----------

                                       2000                                    $31,200
                                       2001                                     25,627
                                       2002                                     21,483
                                       2003                                     16,042
                                       2004                                      9,351
                                    Thereafter                                  44,743
                                                                           ==============
                                                                              $148,446
                                                                           ==============



    Rent expense was $44.7 million, $30.2 million and $22.3 million for the years ended February 28, 1999, 1998 and 1997, respectively.

NOTE J - COMMITMENTS AND CONTINGENCIES (Continued)

Restrictions on Transfers of Funds

    The Company and certain of its subsidiaries are subject to regulatory and/or credit agreement restrictions which limit their ability to transfer funds to the Company through intercompany loans, advances or dividends. Pursuant to the revolving credit facilities as of February 28, 1999, the Company is required to maintain $1.3 billion in consolidated net worth and CHL is required to maintain $1.2 billion of net worth, as defined in the credit agreement.

Loan Servicing

    As of February 28, 1999, 1998 and 1997, the Company serviced loans totaling approximately $215.5 billion, $182.9 billion and $158.6 billion, respectively. Included in the loans serviced as of February 28, 1999, 1998 and 1997 were loans being serviced under subservicing agreements with total principal balances of $2.2 billion, $6.7 billion and $3.9 billion, respectively. The loans are serviced under a variety of servicing contracts. In general, these contracts include guidelines and procedures for servicing the loans, remittance requirements and reporting requirements, among other provisions.

    Conforming conventional loans serviced by the Company (60% of the servicing portfolio as of February 28, 1999) are primarily included in either Fannie Mae MBS or Freddie Mac participation certificates ("PCs"). Such servicing is done on a non-recourse basis, whereby credit losses are generally borne by Fannie Mae or Freddie Mac and not the Company. The government loans serviced by the Company are included in either Ginnie Mae MBS, Fannie Mae MBS, or Freddie Mac PCs. The government loans are either insured against loss by the Federal Housing Administration (18% of the servicing portfolio as of February 28, 1999) or partially guaranteed against loss by the Department of Veterans Affairs (7% of the servicing portfolio as of February 28, 1999). In addition, jumbo mortgage loans (15% of the servicing portfolio as of February 28, 1999) are primarily included in "private label" MBS and serviced on a non-recourse basis.

    Properties securing the mortgage loans in the Company's servicing portfolio are geographically dispersed throughout the United States. As of February 28, 1999, approximately 30% and 5% of the mortgage loans (measured by unpaid principal balance) in the Company's servicing portfolio are secured by properties located in California and Texas, respectively. No other state contains more than 5% of the properties securing mortgage loans.

    Generally, the Company is not exposed to credit risk. Because the Company services substantially all conventional loans on a non-recourse basis, credit losses are normally borne by the investor or insurer and not the Company. The Company retains primary credit risk on the home equity and sub-prime loans it securitizes through retention of a subordinated interest. As of February 28, 1999, the Company had investments in such subordinated interests that amounted to $274 million. While the Company generally does not retain credit risk with respect to the prime credit quality first mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of the representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company. Similarly, government loans serviced by the Company (25% of the Company's servicing portfolio as of February 28, 1999) are insured by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Affairs. The Company is exposed to credit losses to the extent that the partial guarantee provided by the Department of Veterans Affairs is inadequate to cover the total credit losses incurred.

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

----------------------------------------------------------------------------------------------------------------
                                                                   Year ended February 28,
                                                          ------------------------------------------------------
                                                                1999              1998              1997
----- ------------------------------------------------- -- -------------- -- -------------- -- -------------- --
      Number of Shares:
        Outstanding options at beginning of year             11,151,799        10,241,862         6,911,180
          Options granted                                     1,648,647         1,836,169         4,516,237
          Options exercised                                  (1,239,662)          (839,479)      (1,000,798)
          Options expired or cancelled                          (63,740)           (86,753)        (184,757)
                                                           ==============    ==============    ==============
        Outstanding options at end of year                   11,497,044        11,151,799        10,241,862
                                                           ==============    ==============    ==============

      Weighted Average Exercise Price:
        Outstanding options at beginning of year                 $20.57             $19.03           $15.67
          Options granted                                         46.71              27.09            23.14
          Options exercised                                       15.90              16.07            14.26
          Options expired or canceled                             25.11              21.17            19.38
                                                           --------------    --------------
                                                                                               --------------
        Outstanding options at end of year                       $24.81             $20.57           $19.03

      Options exercisable at end of year                      6,514,039          5,407,177        3,862,565

      Options available for future grant                      5,840,713          1,920,487        3,078,591

----- ------------------------------------------------- -- -------------- -- -------------- -- -------------- --


    Status of the outstanding stock options under the Plans as of February 28, 1999 was as follows:

----------------------------------------------------------------------------------------------------------------

                                              Outstanding Options                      Exercisable Options
                           ---------------------------------------------------   -------------------------------
                             Weighted
                               Average                          Weighted                          Weighted
                              Remaining                           Average                           Average
            Exercise         Contractual                         Exercise                          Exercise
         Price Range            Life            Number             Price         Number              Price
      -------------------   ---------------   --------------    -------------    -------------    -------------
        $2.80 - $16.19           3.4 years       1,537,774         $13.33          1,537,774         $13.33
       $16.81 - $18.56           5.6             1,838,787          17.72          1,595,926          17.59
       $19.50 - $23.06           5.8             1,392,921          22.19          1,028,329          21.96
       $23.19 - $26.63           7.3             3,415,440          23.23          1,962,467          23.25
       $27.06 - $45.98           8.3             1,687,304          27.22            388,793          27.13
       $46.72 - $53.00           9.3             1,624,818          46.75                750          47.44
      ===================   ===============   ==============    =============    =============    -------------
        $2.80 - $53.00           6.8 years      11,497,044         $24.81          6,514,039         $19.55
      ===================   ===============   ==============    =============    =============    -------------

----- ------------------- - --------------- - -------------- -- ------------- -- ------------- -- -------------

    Had the estimated fair value of the options granted during the period been included in compensation expense, the Company's net earnings and earnings per share would have been as follows:

------------------------------------------- ----------------------------------------------------
(Dollar amounts in thousands,                             Year ended February 28,
                                            ----------------------------------------------------
 except  per share data)                          1999              1998             1997
------------------------------------------- ----------------- ---------------- -----------------
Net Earnings
     As reported                                $385,401          $344,983         $257,358
     Pro forma                                  $366,118          $335,043         $241,115

Basic Earnings Per Share
     As reported                                  $3.46            $3.21             $2.50
     Pro forma                                    $3.29            $3.12             $2.34

Diluted Earnings Per Share
     As reported                                  $3.29            $3.09             $2.44
     Pro forma                                    $3.13            $3.00             $2.28


------------------------------------------- ----------------- ---------------- -----------------

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that has been modified to consider cash dividends to be paid. The following weighted-average assumptions were used for grants in Fiscal 1999, 1998 and 1997, respectively: dividend yield of 0.72%, 1.18% and 1.38%; expected volatility of 40%, 28% and 26%; risk-free interest rates of 5.5%, 6.5% and 6.6% and expected lives of five years for options granted in all three years. The average fair value of options granted during Fiscal 1999, 1998 and 1997 was $19.20, $8.89 and $7.15, respectively.

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

  ---- ----------------------------------------- ---- ------------------------------------------------------ ---
                                                                               Year ended February 28,
  ---- ----------------------------------------- ---- ------------------------------------------------------ ---
                                                                           -- ------------- --- ------------
       (Dollar amounts in thousands)                                              1999              1998
  ---- ------------------------------------------------------------------- -- ------------- --- ------------ ---
       Change in benefit obligation
           Benefit obligation at beginning of year                              $23,933           $18,504
           Service cost                                                           4,715             3,241
           Interest cost                                                          1,772             1,273
           Actuarial loss (gain)                                                    549            (1,497)
           Benefits paid                                                           (364)             (334)
           Change in discount rate                                                 (828)            2,746
                                                                              =============     ============
           Benefit obligation at end of year                                    $29,777           $23,933
                                                                              =============     ============

       Change in plan assets
           Fair value of plan assets at beginning of year                       $18,152           $13,677
           Actual return on plan assets                                           1,948             2,525
           Employer contribution                                                  3,039             2,284
           Benefits paid                                                           (364)             (334)
                                                                              =============     ============
           Fair value of plan assets at end of year                             $22,775           $18,152
                                                                              =============     ============

       Funded status at end of year                                            ($ 7,002)         ($ 5,781)
       Unrecognized net actuarial loss                                              151               809
       Unrecognized prior service cost                                            1,024             1,123
       Unrecognized transaction asset                                              (212)             (283)
                                                                              -------------     ------------
       Net amount recognized                                                   ($ 6,039)          ($4,132)
                                                                              =============     ============

  ---- ------------------------------------------------------------------- -- ------------- --- ------------ ---

    The following table sets forth the components of net periodic benefit cost for 1999 and 1998.

  --------------------------------------------------------------------------------------------------------------
                                                                                 Year ended February 28,
  --------------------------------------------------------------------------------------------------------------
      (Dollar amounts in thousands)                                               1999               1998
  --- ------------------------------------------------- -- -------------- -- --------------- -- ------------- --
      Service cost                                                               $4,715             $3,241
      Interest cost                                                               1,772              1,273
      Expected return on plan assets                                             (1,569)            (1,182)
      Amortization of prior service cost                                             99                 99
      Amortization of unrecognized transition asset                                 (70)               (70)
                                                                             ---------------    -------------
          Net periodic benefit cost                                              $4,947             $3,361
                                                                             ===============    =============



    The weighted-average assumptions used in calculating the amounts above were:

  ---- ----------------------------------------- ---- ------------------------------------------------------ ---
                                                                               Year ended February 28,
  ---- ----------------------------------------- ---- ------------------------------------------------------ ---
                                                                           -- ------------- --- ------------
                                                                                  1999              1998
  ---- ------------------------------------------------------------------- -- ------------- --- ------------ ---
       Discount rate                                                               7.40%            7.25%
       Expected return on plan assets                                              8.00%            8.00%
       Rate of compensation increase                                               4.00%            4.00%


  ---- ------------------------------------------------------------------- -- ------------- --- ------------ ---

    Pension expense for the years ended February 28, 1999, 1998 and 1997 was $4.9 million, $3.4 million and $2.5 million, respectively. The Company makes contributions to the Plan in amounts that are deductible in accordance with federal income tax regulations.
NOTE L - SHAREHOLDERS' EQUITY

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

NOTE M - RELATED PARTY TRANSACTIONS

    On July 1, 1997, the Company sold the assets, operations and employees of Countrywide Asset Management Corporation ("CAMC"), a then wholly-owned subsidiary of the Company, to IndyMac Mortgage Holdings, Inc. (formerly INMC Mortgage Holdings, Inc.) ("INMC"). CAMC was formerly the manager of INMC. As consideration, the Company received 3,440,800 newly issued common shares of INMC. These shares are subject to resale restrictions which apply to the shares from the date of issuance through up to three years. The transaction was structured as a merger of CAMC with and into INMC.

    Prior to the sale, CAMC received certain management fees and incentive compensation. During the fiscal years ended February 28, 1998 and 1997, CAMC earned $0.6 million and $1.6 million, respectively, in base management fees from INMC and its subsidiaries. In addition, during the fiscal years ended 1998 and 1997, CAMC received $3.1 million and $8.6 million, respectively, in incentive compensation.

    Prior to the sale, CAMC incurred many of the expenses related to the operations of INMC and its subsidiaries, including personnel and related expenses, subject to reimbursement by INMC. During the fiscal years ended February 28, 1998 and 1997, the amount of expenses incurred by CHL which were allocated to CAMC and reimbursed by INMC totaled $16.0 million and $29.2 million, respectively.

    Subsequent to the sale, the Company entered into an agreement with INMC whereby the Company and certain affiliates agreed to provide certain services to INMC during a transition period. During Fiscal 1999, CHL received $2.6 million from INMC related to services provided in accordance with the agreement. Additionally, during Fiscal 1999, the Company received $3.0 million of net sublease income from INMC.

NOTE M - RELATED PARTY TRANSACTIONS (Continued)

    INMC  held  an  option  to  purchase  conventional  loans  from  CHL  at the prevailing market price. During the years ended February 28, 1999, 1998 and 1997, INMC purchased $460.2 million, $2.9 million and $51.5 million, respectively, of conventional non-conforming mortgage loans from CHL pursuant to this option. Additionally, during Fiscal 1999, CHL purchased $76.4 million of loans from INMC.

    During Fiscal 1999, CHL entered into an agreement pursuant to which CHL assumed certain INMC recourse obligations with respect to the underlying mortgage loans that INMC had previously sold to Freddie Mac. In consideration of CHL's assumption of these recourse obligations, CHL received $6.0 million which Management believes will exceed the actual loss experience. A portion of the $6.0 million is subject to reimbursement to INMC based upon actual loss experience on the loans.

    During Fiscal 1999, CHL purchased servicing rights from INMC for $35.5 million related to a $2.7 billion portfolio of loans.

    Prior to August 1998, CHL serviced mortgage loans issued by subsidiaries of INMC. CHL received $1.7 million, $1.9 million and $0.6 million in subservicing fees for the years ended February 28, 1999, 1998 and 1997, respectively. As of February 28, 1999, CHL was no longer actively servicing mortgage loans issued by subsidiaries of INMC.

NOTE N - SEGMENTS AND RELATED INFORMATION

    The Company has three major segments: Loan Production, Loan Servicing and Capital Markets. The Production segment is comprised of the Consumer Markets, Wholesale and Correspondent Divisions and Full Spectrum Lending, Inc. ("the Divisions"). The Loan Production segment originates and purchases conventional mortgage loans, mortgage loans insured by the FHA and VA, home equity and sub-prime loans and sells those loans to permanent investors. The Loan Servicing segment services on a primarily non-recourse basis substantially all of the mortgage loans originated and purchased by the Loan Production segment. In addition, the Loan Servicing segment purchases bulk servicing contracts, also on a non-recourse basis, to service single-family residential mortgage loans originated by other lenders. The Capital Markets segment trades securities, primarily mortgage-related securities, with broker-dealers and institutional investors and, as an agent, facilitates the purchase and sale of bulk servicing contracts. Included in the tables below labeled "Other" are the operating segments that provide ancillary services and certain reclassifications to conform management reporting to the consolidated financial statements. In addition, for Fiscal Year 1998, "Other" includes a $57.4 million pre-tax gain on the sale of a subsidiary.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note A).

--------------------------------------------------------------------------------------------------------------------
                                               For the fiscal year ended February 28, 1999
-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --
(Dollars in thousands)                    Loan           Loan          Capital                       Consolidated
                                        Production     Servicing       Markets          Other            Total
-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --
Non-interest revenues                  $1,271,934       $506,258       $54,537        $101,036       $1,933,765

Interest earned                           721,289        270,355        39,835          (2,413)       1,029,066
Interest charges                         (603,093)      (351,397)      (30,592)          1,253         (983,829)
                                       -----------    -----------    ------------    ------------    ------------
      Net interest income (expense)       118,196        (81,042)        9,243          (1,160)          45,237
                                       -----------    -----------    ------------    ------------    ------------

    Total revenue                      $1,390,130       $425,216       $63,780         $99,876       $1,979,002
                                       ===========    ===========    ============    ============    ============

Segment earnings (pre-tax)               $556,213        $24,340       $26,692         $24,560         $631,805
Segment assets                         $7,093,817     $6,589,224     $1,858,692       $106,523       $15,648,256

-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --

NOTE N - SEGMENT AND RELATED INFORMATION (Continued)

----------------------------------------------------------------------------------------------------------------------
                                               For the fiscal year ended February 28, 1998
------------------------------ ---- -- ------------ -- ----------- -- ----------- -- ------------- -- ------------- --
  (Dollars in thousands)                   Loan           Loan        Capital                         Consolidated
                                        Production      Servicing      Markets           Other           Total
------------------------------ ---- -- ------------ -- ----------- -- ----------- -- ------------- -- ------------- --
Non-interest revenues                    $685,160        $642,498       $39,717       $125,868        $1,493,243

Interest earned                           421,714                          3,555          7,810          584,076
                                                         150,997
Interest charges                         (347,240)                          (608)          (827)        (568,359)
                                                        (219,684)
                                       ------------    -----------    -----------    -------------    -------------
                                       ------------    -----------    -----------    -------------    -------------
      Net interest income (expense)        74,474                          2,947          6,983           15,717
                                                         (68,687)
                                       ------------    -----------    -----------    -------------    -------------
                                       ------------    -----------    -----------    -------------    -------------

    Total revenue                        $759,634        $573,811        $42,664       $132,851       $1,508,960
                                       ============    ===========    ===========    =============    =============
                                       ============    ===========    ===========    =============    =============

Segment earnings (pre-tax)               $245,121        $215,485       $19,737        $85,203          $565,546
Segment assets                         $5,969,661      $5,538,912      $295,270       $379,368        $12,183,211

------------------------------ ---- -- ------------ -- ----------- -- ----------- -- ------------- -- ------------- --

--------------------------------------------------------------------------------------------------------------------
                                               For the fiscal year ended February 28, 1997
------------------------------ ---- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --
(Dollars in thousands)                    Loan           Loan          Capital                       Consolidated
                                       Production      Servicing       Markets          Other           Total
------------------------------ ---- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --
Non-interest revenues                   $420,944       $599,799        $28,236          $29,925      $1,078,904

Interest earned                          336,771        116,937          1,603            1,694         457,005
Interest charges                        (275,153)      (148,330)          (109)             145        (423,447)
                                       -----------    -----------    ------------    ------------    ------------
      Net interest income (expense)       61,618        (31,393)         1,494            1,839          33,558
                                       -----------    -----------    ------------    ------------    ------------
                                       -----------    -----------    ------------    ------------    ------------

    Total revenue                       $482,562       $568,406        $29,730          $31,764      $1,112,462
                                       ===========    ===========    ============    ============    ============
                                       ===========    ===========    ============    ============    ============

Segment earnings (pre-tax)              $141,912       $254,227        $12,866          $12,893        $421,898
Segment assets                         $2,898,920     $4,516,131      $104,640         $169,400      $7,689,091

------------------------------ ---- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --



NOTE O - SUBSEQUENT EVENTS

    On March 24, 1999, the Company declared a cash dividend of $.10 per common share payable April 30, 1999 to shareholders of record on April 14, 1999.

    On April 14, 1999, CHL renewed its one-year revolving credit facility with a revised limit of $1.0 billion. The new facility expires on April 12, 2000.

    On May 12, 1999 the Company announced that it had entered into a definitive agreement (the "Agreement") with Woolwich, plc ("Woolwich"), to form a joint venture (the "Joint Venture") which will provide fee-based mortgage services in Europe. Under the terms of the Agreement, the Company and Woolwich will each own approximately 50% of the Joint Venture and will each provide up to approximately $16 million to the initial capitalization of the Joint Venture. The Joint Venture is expected to begin operations in the second half of 1999. Woolwich will engage the Joint Venture to provide fee-based services to its loan portfolio, which is equivalent to $40 billion, and to its mortgage origination business, which produced approximately $10 billion in 1998.

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly data was as follows.

  ---- ----------------------------------------- ---- ------------------------------------------------- --------
                                                                         Three months ended
   (Dollar amounts in thousands, except per share dataMay 31         August 31     November 30   February 28
                                                  -------------- --------------- -------------- ----------------
  ----------------------------------------------- -------------- --------------- -------------- ----------------
  Year ended February 28, 1999
     Revenue                                         $450,265        $482,157       $514,197         $532,383
     Expenses                                         301,488         326,293        353,589          365,827
     Provision for income taxes                        58,023          60,787         62,637           64,957
     Net earnings                                      90,754          95,077         97,971          101,599
     Earnings per share(1)
        Basic                                           $0.82           $0.86          $0.88            $0.90
      Diluted                                           $0.78           $0.81          $0.84            $0.86

  Year ended February 28, 1998
     Revenue                                         $318,645        $405,156       $375,141         $410,018
     Expenses                                         203,942         225,272        243,693          270,507
     Provision for income taxes                        44,734          70,155         51,265           54,409
     Net earnings                                     $69,969        $109,729        $80,183          $85,102
     Earnings per share(1)
        Basic                                           $0.66           $1.03          $0.75            $0.78
        Diluted                                         $0.64           $0.98          $0.71            $0.74

  ----------------------------------------------- -------------- --------------- -------------- ----------------

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

 ---- ----------------------------------------- ---- ------------------------------------------------- ---------
                                  February 28,
                                                             -------------- ----------- -------------- ---------
      (Dollar amounts in thousands)                               1999                       1998
 ---- ---------------------------------------------- ------- -------------- ----------- -------------- ---------
      Balance Sheets:

       Mortgage loans and mortgage-backed
           securities held for sale                           $ 6,231,220                $ 5,292,191
       Mortgage servicing rights, net                           4,496,439                  3,612,010
        Other assets                                            2,955,382                  2,604,372
                                                             ==============             ==============
           Total assets                                       $13,683,041                $11,508,573
                                                             ==============             ==============

        Short- and long-term debt                              $9,910,966                $ 8,747,794
        Other liabilities                                       1,434,727                  1,027,884
        Equity                                                  2,337,348                  1,732,895
                                                             ==============             ==============
          Total liabilities and equity                        $13,683,041                $11,508,573
                                                             ==============             ==============


 ---- ---------------------------------------------- ------- -------------- ----------- -------------- ---------


NOTE Q - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY (Continued)

 ----- ----------------------------------------- --- --------------------------------------------------- --------
                                                                       Year ended February 28,
                                                             --------------- ---------- --------------- ---------
       (Dollar amounts in thousands)                                1999                      1998
 ----- --------------------------------------------- ------- --------------- ---------- --------------- ---------
       Statements of Earnings:

         Revenues                                              $1,668,627                 $1,260,657
         Expenses                                               1,149,886                    838,909
         Provision for income taxes                               202,308                    164,166
                                                             ===============            ===============
           Net earnings                                         $ 316,433                $   257,582
                                                             ===============            ===============


NOTE R - IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement becomes effective in the fiscal year ending February 28, 2001. The Company has not yet determined the impact upon adoption of this standard on the Consolidated Financial Statements.

    In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise ("SFAS No. 134"). SFAS No. 134 is an amendment of SFAS No.65, Accounting for Certain Mortgage Banking Activities. It requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities and other retained interest based on its ability and intent to sell or hold those instruments. The Company adopted this statement in October 1998 and, as a consequence, reclassified mortgage-backed securities retained in securitization as available-for-sale securities.

                                        -
              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                 BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                             February 28,
                                                                                       -------------- -- --------------
                                                                                           1999              1998
                                                                                       --------------    --------------
Assets


   Cash                                                                          $          852           $       -
   Intercompany receivable                                                                 225,333           278,966
   Investment in subsidiaries at equity in net assets                                    2,515,614         1,846,298
   Equipment and leasehold improvements                                                         79                88
   Other assets                                                                            190,178           207,005
                                                                                       --------------    --------------

              Total assets                                                              $2,932,056        $2,332,357
                                                                                       ==============    ==============

Liabilities and Shareholders' Equity

   Intercompany payable                                                                $   347,416        $  133,240
   Accounts payable and accrued liabilities                                                 30,903            47,566
   Deferred income taxes                                                                    23,681            56,039
                                                                                                         --------------
                                                                                       --------------
              Total liabilities                                                            402,000           236,845

   Common shareholders' equity
     Common stock                                                                            5,631             5,460
     Additional paid-in capital                                                          1,153,673         1,049,364
     Unrealized gain on available-for-sale securities                                       (8,422)           11,267
     Retained earnings                                                                   1,379,174         1,029,421
                                                                                       --------------    --------------
              Total shareholders' equity                                                 2,530,056         2,095,512
                                                                                       --------------    --------------

              Total liabilities and shareholders' equity                                $2,932,056        $2,332,357
                                                                                       ==============    ==============

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                       COUNTRYWIDE CREDIT INDUSTRIES, INC.

                             STATEMENTS OF EARNINGS
                          (Dollar amounts in thousands)

                                                                             Year ended February 28,
                                                                   -------------- -- -------------- -- --------------
                                                                       1999              1998              1997
                                                                   --------------    --------------    --------------

Revenue
   Interest earned                                                   $    1,261          $  6,421          $  1,148
   Interest charges                                                      (4,151)                -                 -
                                                                   --------------    --------------    --------------
     Net interest income                                                 (2,890)            6,421

   Gain on sale of subsidiary                                                 -            57,381                 -
   Dividend income                                                        8,287            10,350             1,550
                                                                   --------------    --------------    --------------
                                                                          5,397            74,152

Expenses                                                                 (3,772)           (3,414)           (3,398)
                                                                   --------------    --------------    --------------
   Earnings (loss) before income tax (provision) benefit and
equity in net earnings of subsidiaries                                    1,625            70,738

   Income tax (provision) benefit                                          (634)          (27,588)              273
                                                                   --------------    --------------    --------------

   Earnings (loss) before equity in net earnings of subsidiaries            991            43,150
Equity in net earnings of subsidiaries                                  384,410           301,833           257,785
                                                                   --------------    --------------    --------------

     NET EARNINGS                                                      $385,401          $344,983        $257,358
                                                                   ==============    ==============    ==============



              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                       COUNTRYWIDE CREDIT INDUSTRIES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                          (Dollar amounts in thousands)

                                                                             Year ended February 28,
                                                                            -------------- -- -------------- -- --------------
                                                                                1999              1998              1997
                                                                            --------------    --------------    --------------

Cash flows from operating activities:
   Net earnings                                                                $385,401          $344,983          $257,358
   Adjustments to reconcile net earnings to net cash
     provided (used) by operating activities:
       Earnings of subsidiaries                                                (384,410)         (301,833)         (257,785)
       Depreciation and amortization                                                 28                26                24
       Decrease (Increase) in other receivables and other assets                  9,370           (85,647)           (1,644)
       (Decrease) Increase in accounts payable and accrued liabilities          (50,154)           44,039             5,534
       Gain on sale of subsidiary                                                  -              (57,381)             -
       Gain on sale of available-for-sale securities                               -               (2,593)             -
                                                                            --------------    --------------    --------------
         Net cash provided (used) by operating activities                       (39,765)          (58,406)            3,487
                                                                            --------------    --------------    --------------

Cash flows from investing activities:
   Net change in intercompany receivables and payables                          267,809           (53,066)          (44,901)
   Investment in subsidiaries                                                  (284,906)           15,876            (6,832)
   Proceeds from available-for-sale securities                                     -                3,678              -
                                                                            --------------    --------------    --------------
         Net cash (used) provided by investing activities                       (17,097)          (33,512)          (51,733)
                                                                            --------------    --------------    --------------

Cash flows from financing activities:
   Issuance of common stock                                                      93,362           126,309            81,235
   Cash dividends paid                                                          (35,648)          (34,391)          (32,989)
                                                                            --------------    --------------    --------------
         Net cash provided (used) by financing activities                        57,714            91,918            48,246
                                                                            --------------    --------------    --------------

              Net change in cash                                                    852              -                 -
Cash at beginning of year                                                         -                  -                 -
                                                                            --------------    --------------    --------------

Cash at end of year                                                            $    852         $    -           $     -
                                                                            ==============    ==============    ==============

Supplemental cash flow information:
   Cash used to pay interest                                                 $       97                 -                 -
   Cash used to pay income taxes                                                      -                 -                 -
   Noncash financing activities - issuance of common stock
      to acquire subsidiary                                                           -                 -         $    16,717
    Unrealized gain (loss) on available-for-sale securities,
        net of tax                                                            $  (19,689)       $   11,267                -





              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                       COUNTRYWIDE CREDIT INDUSTRIES, INC.

                       STATEMENTS OF COMPREHENSIVE INCOME
                             Year Ended February 28,
                          (Dollar amounts in thousands)


                                                                                        Year ended February 28,
                                                                                     -------------- -- --------------
                                                                                         1999              1998
                                                                                     --------------    --------------
Net Earnings                                                                            $385,401          $344,983

Other comprehensive income, net of taxes:
   Unrealized gains (losses) on available for sale securities
     Unrealized holding gains (losses) arising during the period:                        (19,689)           11,267
     Less: reclassification adjustment for gains included in net earnings                      -                 -
                                                                                     --------------    --------------
Other comprehensive income                                                               (19,689)           11,267
                                                                                     ==============    ==============
COMPREHENSIVE INCOME                                                                    $365,712          $356,250
                                                                                     ==============    ==============
































              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       Three years ended February 28, 1999
                          (Dollar amounts in thousands)



             Column A                  Column B                  Column C                  Column D          Column E
-----------------------------------  --------------  ---------------------------------  -----------------  --------------
                                                                 Additions
                                                     ---------------------------------
                                      Balance at       Charged to         Charged                             Balance
                                       beginning       costs and         to other                             at end
                                       of period        expenses         accounts        Deductions (1)      of period
-----------------------------------  --------------  ---------------  ----------------  ------------------  -------------
Year ended February 28, 1999
   Allowance for losses                  $34,678        $30,556          $   346             $25,280            $40,300
Year ended February 28, 1998
   Allowance for losses                 $24,749         $31,456          $   296             $21,823            $34,678
Year ended February 28, 1997
   Allowance for losses                 $15,635         $21,064          $   242             $12,192            $24,749

-----------------------------------

(1)  Actual   losses   charged   against   reserve,   net  of   recoveries   and
reclassification.

Exhibit List


       Exhibit
         No.                                            Description
      ----------    ------------------------------------------------------------

     +4.16 First Supplemental Trust Deed dated 16th December, 1998, modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL.

     +10.2.1 Third Restated Employment Agreement by and between the Company and David S. Loeb in effect as of March 1, 1999.

     +10.4.1   Employment  Agreement by and between the Company and Stanford
               L. Kurland, dated as of March 1, 1999.

     +10.7.1        First  Amendment to Countrywide  Credit  Industries,  Inc.
               Deferred Compensation Plan Amended and Restated effective January 1, 1999.

     +10.8.5        Second Amendment to Revolving Credit Agreement dated
               as of the 14th day of April, 1999 by and among CHL, the Lenders under (as that term is defined in ) the Revolving Credit Agreement dated as of April 15, 1998 and Royal Bank of Canada, as lead administrative agent for the Lenders.

     +10.23.2*      Amended  and  Restated   Supplemental   Executive
               Retirement  Plan  (incorporated  by  reference  to  Exhibit
               10.23.1 to the Company's Annual Report on Form 10-K dated February 28, 1998).

      21       Subsidiaries of Registrant.

      24.1     Consent of Grant Thornton LLP.

      11.1     Statement Regarding Computation of Earnings Per Share.

      12.1     Computation of the Ratio of Earnings to Fixed Charges.

      27 Financial Data Schedules (included only with the electronic filing with the SEC).

+Constitutes a management contract or compensatory plan or arrangement.