Form 10-Q
period 1999-05-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1999-07-15
CIK 25191

Page 2


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                                   (Mark One)

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999

                                       OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________ to  ____________________

Commission File Number:         1-8422



                       COUNTRYWIDE CREDIT INDUSTRIES, INC.
     ------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

                   DELAWARE                                          13-2641992
---------------------------------------   ------------------------------------
  (State or other jurisdiction of                                (IRS Employe
incorporation or organization)                              Identification No.)

4500 Park Granada, Calabasas, California                               91302
--------------------------------------------        --------------------------
(Address of principal executive offices)                        (Zip Code)

                                           (818) 225-3000
    -------------------------------------------------------------------------
                      (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes         X      No
                                     --------       --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                Outstanding at July 13, 1999
                   -----              ----------------------------
        Common Stock $.05 par value              112,934,017

                                                                PART I
                                                         FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

                    COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                    (Dollar amounts in thousands, except per share data)




                            A S S E T S

                                                                              May 31,             February 28,
                                                                               1999                   1999
                                                                       -------------------    -------------------
Cash                                                                            $32,837               $ 58,748
Mortgage loans and mortgage-backed securities held for sale                   6,713,084              6,231,220
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                    326,528                311,741
Mortgage servicing rights, net                                                4,953,321              4,496,439
Other assets                                                                  5,338,837              4,550,108
                                                                        -------------------    -------------------
       Total assets                                                         $17,364,607            $15,648,256
                                                                        ===================    ===================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                                $3,817,451             $4,020,998
                                                                        ===================    ===================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                               $11,543,349             $9,935,759
Drafts payable issued in connection with mortgage loan closings                 863,195              1,083,499
Accounts payable, accrued liabilities and other                                 675,354                517,937
Deferred income taxes                                                         1,159,669              1,092,176
                                                                        -------------------    -------------------
       Total liabilities                                                     14,241,567             12,629,371

Commitments and contingencies                                                        -                      -

Company-obligated  mandatorily redeemable capital trust pass-through  securities of subsidiary trusts holding solely Company
   guaranteed related subordinated debt                                         500,000                500,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value;
   Issued and outstanding, none                                                      -                      -
Common stock - authorized, 240,000,000 shares of $0.05 par
   Value; issued and outstanding, 112,862,117 shares at
   May 31,1999 and 112,619,313 shares at February 28, 1999                        5,643                  5,631
Additional paid-in capital                                                    1,162,527              1,153,673
Accumulated other comprehensive (loss) income                                  (16,415)
                                                                                                      (19,593)
Retained earnings                                                             1,471,285              1,379,174
                                                                        -------------------    -------------------
       Total shareholders' equity                                             2,623,040              2,518,885
                                                                        -------------------    -------------------
       Total liabilities and shareholders' equity                           $17,364,607            $15,648,256
                                                                        ===================    ===================


Borrower and investor custodial accounts                                     $3,817,451             $4,020,998
                                                                        ===================    ===================

       The  accompanying  notes are an integral part of these statements.

                 COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
              (Dollar amounts in thousands, except per share data)


                                                                                       Three Months
                                                                                       Ended May 31,
                                                                                   1999               1998

                                                                               --------------    --------------
Revenues
   Loan origination fees                                                          $146,701           $ 138,770
   Gain on sale of loans, net of commitment fees                                   170,012             159,027
                                                                               --------------    --------------
     Loan production revenue                                                       316,713             297,797

   Interest earned                                                                 275,562             242,767
   Interest charges                                                               (247,741)           (231,235)
                                                                               --------------    --------------
     Net interest income                                                            27,821              11,532

   Loan servicing income                                                           272,997             242,691
   Amortization of mortgage servicing rights,
       net of servicing hedge                                                     (146,845)           (148,711)
                                                                               --------------    --------------
     Net loan administration income                                                126,152              93,980

   Commissions, fees and other income                                               66,317              46,956
                                                                               --------------    --------------
         Total revenues                                                            537,003             450,265

Expenses
   Salaries and related expenses                                                   185,426             146,487
   Occupancy and other office expenses                                              76,263              62,677
   Guarantee fees                                                                   45,843              44,667
   Marketing expenses                                                               19,523              14,515
   Other operating expenses                                                         40,474              33,142
                                                                               --------------    --------------
         Total expenses                                                            367,529             301,488
                                                                               --------------    --------------

Earnings before income taxes                                                       169,474             148,777
   Provision for income taxes                                                       66,095              58,023
                                                                               --------------    --------------

NET EARNINGS                                                                      $103,379            $ 90,754
                                                                               ==============    ==============

Earnings per share
   Basic                                                                             $0.92             $0.82
   Diluted                                                                           $0.88             $0.78



      The  accompanying  notes are an integral part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (Dollar amounts in thousands)

                                                                                                 Three Months
                                                                                                 Ended May 31,
                                                                                             1999                 1998
                                                                                       -----------------    -----------------
Cash flows from operating activities:
   Net earnings
      Adjustments to reconcile net earnings to net cash                                     $103,379          $   90,754
       provided (used) by operating activities:
      Gain on sale of available-for-sale securities                                          (11,194)              (2,387)
     Amortization and impairment/recovery of mortgage
servicing rights                                                                             128,760              133,893
     Depreciation and other amortization                                                      15,752               12,996
     Deferred income taxes                                                                    66,130               58,023

     Origination and purchase of loans held for sale                                     (23,193,000)         (20,876,079)
     Principal repayments and sale of loans                                               22,711,136           20,154,531
                                                                                       -----------------    -----------------
          Increase in mortgage loans and mortgage-
            backed securities held for sale                                                 (481,864)            (721,548)

     Increase in other assets                                                               (978,890)            (369,664)
     Increase in accounts payable and accrued liabilities                                    157,417              269,771
                                                                                       -----------------    -----------------
       Net cash used by operating activities                                              (1,000,510)            (528,162)
                                                                                       -----------------    -----------------
Cash flows from investing activities:
   Additions to mortgage servicing rights, net                                              (432,368)            (415,012)
   Purchase of property, equipment and leasehold
     Improvements, net                                                                       (27,043)             (23,022)
   Proceeds from sale of available-for-sale securities                                        49,360                8,619
                                                                                       -----------------    -----------------
     Net cash used by investing activities                                                  (410,051)            (429,415)
                                                                                       -----------------    -----------------
Cash flows from financing activities:
   Net increase in warehouse debt and other
     short-term borrowings                                                                   745,601              601,662
   Issuance of long-term debt                                                                717,000              394,315
   Repayment of long-term debt                                                               (75,315)             (47,948)
   Issuance of common stock                                                                    8,632               32,458
   Cash dividends paid                                                                       (11,268)              (8,812)
                                                                                       -----------------    -----------------
       Net cash used provided by financing activities                                      1,384,650              971,675
                                                                                       -----------------    -----------------
Net increase (decrease) in cash                                                              (25,911)              14,098
Cash at beginning of period                                                                   58,748               10,707
                                                                                       =================    =================
Cash at end of period                                                                        $32,837          $    24,805
                                                                                       =================    =================
Supplemental cash flow information:
   Cash used to pay interest                                                           $   113,141            $   145,206
   Cash used to pay income taxes                                                       $                      $       675
                                                                                       7
Noncash financing activities:
   Unrealized gain on available-for-sale securities,
     net of tax                                                                               $3,178          $     7,965


 The  accompanying  notes are an integral part of these statements.







              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                          (Dollar amounts in thousands)



                                                                                         Three Months
                                                                                         Ended May 31,
                                                                                      1999              1998
                                                                               -----------------   ---------------

NET EARNINGS                                                                       $103,379             $90,754

Other comprehensive income, net of taxes:
    Unrealized gains (losses) on available for sale
securities:
       Unrealized holding gains (losses) arising
         during the period                                                           10,006               9,421
       Less: reclassification adjustment for gains included
in                  net earnings                                                                         (1,456)
                                                                                    (6,828)

                                                                               -----------------   ---------------
Other comprehensive income                                                        3,178                   7,965


                                                                               =================   ===============
COMPREHENSIVE INCOME                                                           $    106,557             $98,719
                                                                               =================   ===============



The  accompanying  notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Page 14


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 1999 of Countrywide Credit Industries, Inc. (the "Company").

    Certain amounts reflected in the consolidated financial statements for the three-month period ended May 31, 1998 have been reclassified to conform to the presentation for the three-month period ended May 31, 1999.

NOTE B - MORTGAGE SERVICING RIGHTS

    The activity in mortgage servicing rights was as follows.


 ----------------------------------------------- ---------------------- ---------------------
                                                                          Quarter Ended
                                                                             May 31,
    (Dollar amounts in thousands)                                             1999
 ----------------------------------------------- -- ---------------- --  ----------------
    Mortgage Servicing Rights
       Balance at beginning of period                                     $4,591,191
       Additions                                                             432,368
       Scheduled amortization                                               (126,976)
       Hedge losses (gains) applied                                          153,274
                                                                        ----------------
       Balance before valuation reserve
               at end of period                                            5,049,857
                                                                        ----------------

    Reserve for Impairment of Mortgage Servicing Rights
       Balance at beginning of period                                        (94,752)
       Reductions (additions)                                                 (1,784)
                                                                        ----------------
       Balance at end of period                                              (96,536)
                                                                        ================
       Mortgage Servicing Rights, net                                     $4,953,321
                                                                        ================


 ----------------------------------------------- -- ---------------- -- ---------------- ----




NOTE C - OTHER ASSETS

    Other assets consisted of the following.

 ------------------------------------------------------------ -----------------------------------------------------
                                                                               May 31,           February 28,
     (Dollar amounts in thousands)                                            1999                  1999
 -------------------------------------------------------------------- -- ----------------- --- ---------------- ---
     Trading securities                                                       $2,017,398           $ 1,460,446
     Servicing hedge instruments                                               1,223,261               991,401
     Mortgage-backed securities retained in securitization                       469,084               500,631
     Rewarehoused FHA and VA loans                                               286,963               216,598
     Receivables related to broker-dealer activities                             198,151               401,232
     Servicing related advances                                                  188,039               199,143
     Accrued interest                                                            138,366               102,093
     Loans held for investment                                                   169,873               125,236
     Reverse repurchase agreements                                               121,564                76,246
     Equity Securities                                                            71,182                59,875
     Other                                                                       454,956               417,207
                                                                         ----------------- --- ----------------
                                                                              $5,338,837            $4,550,108
                                                                         =================     ================


 -------------------------------------------------------------------- -- ----------------- --- ---------------- ---


NOTE D - AVAILABLE FOR SALE SECURITIES

    Amortized cost and fair value of available for sale securities were as follows.

 ---------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                  May 31, 1999
                                    ---------------- - ------------------------------------ -- ---------------- ---
                                                            Gross               Gross
                                      Amortized           Unrealized         Unrealized             Fair
 (Dollar amounts in thousands)           Cost               Gains              Losses               Value
 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

      Mortgage-backed
        securities retained in
        securitization                   $486,114          $11,224              ($28,254)           $469,084
      Principal only securities           310,319             2,130                                  302,799
                                                                              (9,650)
      Equity securities                    42,498             -                   (2,498)             40,000
                                    ================   =================   ================    ================
                                         $838,931          $13,354              ($40,402)           $811,883
                                    ================   =================   ================    ================

 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

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
 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

      Mortgage-backed
        securities retained in
        securitization                   $519,321             -                 ($18,690)           $500,631
      Principal only securities            32,514                312             -                    32,826
      Equity securities                    42,498              3,098             (16,904)             28,692
                                    ================   =================   ================    ================
                                         $594,333             $3,410            ($35,594)           $562,149
                                    ================   =================   ================    ================

 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---


NOTE E - NOTES PAYABLE

    Notes payable consisted of the following.

 ------------------------------------------------------------ -----------------------------------------------------
                                                                                May 31,           February 28,
     (Dollar amounts in thousands)                                              1999                  1999
 -------------------------------------------------------------------- --    ------------------ ---------------- ---

     Commercial paper                                                           $458,578              $176,559
     Medium-term notes, Series A, B, C, D, E, F, G, H
         and Euro Notes                                                        8,681,824             8,039,824
     Repurchase agreements                                                     2,201,291             1,517,405
     Subordinated notes                                                          200,000               200,000
     Other notes payable                                                           1,656                 1,971
                                                                         =================     ================
                                                                             $11,543,349            $9,935,759
                                                                         =================     ================

 -------------------------------------------------------------------- -- ----------------- --- ---------------- ---

Commercial Paper and Backup Credit Facilities

    As of May 31, 1999, CHL, the Company's mortgage banking subsidiary, had unsecured credit agreements (revolving credit facilities) with consortiums of commercial banks permitting CHL to borrow an aggregate maximum amount of $5.0 billion. The facilities included a $4.0 billion revolving credit facility with forty-four commercial banks consisting of: (i) a five-year facility of $3.0 billion, which expires on September 24, 2002, and (ii) a one-year facility of $1.0 billion which expires on September 22, 1999. As consideration for the facility, CHL pays annual commitment fees of $3.8 million. There is an additional one-year facility, which expires April 12, 2000, with eleven of the forty-four banks referenced above for total commitments of $1.0 billion. As consideration for the facility, CHL pays annual commitment fees of $0.8 million. In addition, CHL has entered into a $1.5 billion committed mortgage loan conduit facility, with four commercial banks. The committed mortgage loan conduit facility has a maturity date of November 24, 1999. As a consideration for this facility, CHL pays annual commitment fees of $1.9 million. Loans made under this facility are secured by conforming and non-conforming mortgage loans. All of the facilities contain various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL. The purpose of these credit facilities is to provide liquidity backup for CHL's commercial paper program. No amount was outstanding under these revolving credit facilities at May 31, 1999. The weighted average borrowing rate on commercial paper borrowings for the quarter ended May 31, 1999 was 4.92%. The weighted average borrowing rate on commercial paper outstanding as of May 31, 1999 was 5.03%


NOTE E - NOTES PAYABLE  (Continued)

Medium-Term Notes

    As of May 31, 1999, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission or issued by CHL pursuant to its Euro medium-term note program were as follows.

---------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                                        Outstanding Balance               Interest Rate             Maturity Date
                        ------------------------------------------- ----------------------  ----------------------------

                         Floating-Rate   Fixed-Rate       Total         From        To           From            To
                         ------------------------------------------- ----------- ----------  -------------- -------------


      Series A                     -       $143,500      $143,500       7.29%       8.79%      Aug. 2000     Mar. 2002

      Series B                     -        351,000       351,000       6.08%       6.98%      Jul. 1999     Aug. 2005

      Series C              $163,000        197,000       360,000       4.86%       8.43%      Nov. 1999     Mar. 2004

      Series D                75,000        385,000       460,000       5.34%       6.88%      Aug. 2000    Sep.  2005

      Series E               310,000        690,000     1,000,000       5.12%       7.45%      Feb. 2000     Oct. 2008

      Series F               656,000      1,344,000     2,000,000       5.00%       7.00%      Oct. 1999      May 2013

        Series G             919,000        581,000     1,500,000       4.94%       7.00%      Jul. 1999     Nov. 2018

        Series H             114,500      1,017,000     1,131,500       5.05%       7.00%      Dec. 1999     May  2019

        Euro Notes         1,019,600        716,224     1,735,824       4.97%       6.30%      Jul. 1999     Jan. 2009

                         -------------------------------------------
     Total                $3,257,100     $5,424,724    $8,681,824
                         ===========================================

---------------------------------------------------------------------------------------------------------------------------

    As of May 31, 1999, substantially all of the outstanding fixed-rate notes had been effectively converted through interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the quarter ended May 31, 1999, including the effect of the interest rate swap agreements, was 5.44%. As of May 31, 1999, $666.2 million foreign currency denominated fixed-rate notes issued pursuant to the Euro medium-term notes program were outstanding. Such notes are denominated in Deutsche marks, French Francs and Portuguese Escudos. The Company manages the associated foreign currency risk by entering into currency swaps. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into U.S. dollars.

Repurchase Agreements

    The Company routinely enters into short-term financing arrangements to sell MBS under agreements to repurchase. The weighted average borrowing rate for the quarter ended May 31, 1999 was 4.83%. The weighted average borrowing rate on repurchase agreements outstanding as of May 31, 1999 was 4.98%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers. All agreements are to repurchase the same or substantially identical MBS.


NOTE E - NOTES PAYABLE  (Continued)

Subordinated Notes

    The 8.25%  subordinated  notes are due July 15,  2002.  Interest  is payable semi-annually  on each  January 15 and July 15. The  subordinated  notes are not
redeemable   prior  to  maturity  and  are  not  subject  to  any  sinking  fund requirements.

Pre-Sale Funding Facilities

    As of May 31, 1999 CHL had no uncommitted revolving credit facilities with the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. As of May 31, 1999, the Company had no outstanding borrowings under any of these facilities.


NOTE F - FINANCIAL INSTRUMENTS

    The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge.

-------------------------------------- -------------------- -------------------- ------------------ ---------------------
(Dollar amounts in millions)                 Balance,                              Dispositions/          Balance,
                                        February 28, 1999        Additions          Expirations            May 31,
                                                                                                            1999
-------------------------------------- -------------------- -------------------- ------------------ ---------------------

Interest Rate Floors                         $33,000                9,000                -                $42,000
Long Call Options on
  Interest Rate Futures                      $32,000                  250             (11,000)            $21,250
Long Put Options on
  Interest Rate Futures                      $54,600                 -                (2,100)             $52,500
Short Call Options on
  Interest Rate Futures                      $22,000                 -                (1,000)             $21,000
Short Put Options on
  Interest Rate Futures                         $720                 -                 (720)                 -
Interest Rate Futures                        $22,500                 -               (8,500)              $14,000
Capped Swaps                                  $1,000                 -                  -                  $1,000
Interest Rate Swaps                          $15,150                  300                -                $15,450
Interest Rate Cap                             $4,500                 -                   -                 $4,500
Swaptions                                    $32,550                7,500              (300)              $39,750
Options on Callable Pass-through
  Certificates                                $4,561                 -                   -                 $4,561

-------------------------------------- -------------------- -------------------- ------------------ ---------------------


Fair Value of Financial Instruments

    The following disclosure of the estimated fair value of financial instruments as of May 31, 1999 and February 28, 1999 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


 ---- ------------------------------------------------- --------------------------------- --- ----------------------------

                                                                  May 31, 1999                     February 28, 1999
                                                        --------------------------------- --- ----------------------------

                                                           Carrying         Estimated        Carrying          Estimated
      (Dollar amounts in thousands)                        Amount          fair value        Amount           fair value
 ---- ------------------------------------------------- -------------- -- ------------- -- ------------- --- -------------
      Assets:
          Mortgage loans and mortgage-backed securities
             held for sale                               $6,713,084        $6,713,084       $6,231,220        $6,231,220
          Items included in other assets:
               Trading securities                         2,017,398         2,017,398        1,460,446         1,460,446
             Loans held for investment                      169,873           169,873          125,236           125,236
               Receivables related to broker-dealer activiti198,151           198,151          401,232           401,232
               Reverse repurchase agreements                121,564           121,564           76,246            76,246
               Principal only securities purchased          302,799           302,799           32,826            32,826
               Mortgage-backed securities retained in
                 Securitizations                            469,084           469,084          500,631           500,631
               Equity Securities - restricted and unrestricte71,182            65,483           59,875            46,971
               Rewarehoused FHA and VA loans                286,963           286,963          216,598           216,598

      Liabilities:
          Notes payable                                  11,543,349        10,734,731        9,935,759         9,883,859
          Securities sold not yet purchased                 143,430           143,430           84,775            84,775

      Derivatives:
          Interest rate floors                              437,596           324,923          426,838           402,061
          Forward contracts on MBS                           13,886           200,415           12,775           120,709
          Options on MBS                                     16,081            51,228           34,883            62,475
          Options on interest rate futures                    5,560             1,109           18,261            15,729
          Options on callable pass-through certificates      55,093            25,758           55,593            36,460
          Interest rate caps                                 63,777            52,371           77,508            40,437
          Capped Swaps                                        4,892             2,710            8,470             3,092
          Swaptions                                         361,041           197,708          337,703           271,073
          Interest rate futures                             (46,189)          (46,189)          57,280            57,280
          Interest rate swaps                                (3,189)          (65,678)          43,570            93,205

      Short-term commitments to extend credit                     -            14,100                -            26,400

 ---- ------------------------------------------------- -------------- -- ------------- -- ------------- --- -------------

    The fair value estimates as of May 31, 1999 and February 28, 1999 are based on pertinent information that was available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

    NOTE G - LEGAL PROCEEDINGS

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

 ---- ----------------------------------------- ---- ------------------------------------------------- ---------
                                                                May 31,                  February 28,
      (Dollar amounts in thousands)                               1999                       1999
 ---- ---------------------------------------------- ------- -------------- ----------- -------------- ---------
      Balance Sheets:

       Mortgage loans and mortgage-backed
           securities held for sale                            $6,713,084                $ 6,231,220
       Mortgage servicing rights, net                           4,953,321                  4,496,439
        Other assets                                            3,271,258                  2,955,382
                                                             ==============             ==============
           Total assets                                       $14,937,663                $13,683,041
                                                             ==============             ==============

        Short- and long-term debt                             $10,923,756                 $9,910,966
        Other liabilities                                       1,602,744                  1,434,727
        Equity                                                  2,411,163                  2,337,348
                                                             ==============             ==============
          Total liabilities and equity                        $14,937,663                $13,683,041
                                                             ==============             ==============


 ---- ---------------------------------------------- ------- -------------- ----------- -------------- ---------

 ----- ----------------------------------------- --- --------------------------------------------------- --------
                                                                      Three Months Ended May 31,
       (Dollar amounts in thousands)                                1999                      1998
 ----- --------------------------------------------- ------- --------------- ---------- --------------- ---------
                                                             --------------- ---------- --------------- ---------
       Statements of Earnings:

         Revenues                                                   $436,497               $382,167
         Expenses                                                 303,314                   261,114
         Provision for income taxes                                51,941                    47,211
                                                             ===============            ===============
           Net earnings                                              $81,242               $ 73,842
                                                             ===============            ===============

 ----- --------------------------------------------- ------- --------------- ---------- --------------- ---------


NOTE I - IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement becomes effective in the fiscal year ending February 28, 2002. The Company has not yet determined the impact upon adoption of this standard on the Consolidated Financial Statements.



NOTE J - SEGMENTS AND RELATED INFORMATION

    The Company has three major segments: Loan Production, Loan Servicing and Capital Markets. The Loan Production segment is comprised of the Consumer Markets, Wholesale and Correspondent Divisions and Full Spectrum Lending, Inc. The Loan Production segment originates and purchases conventional mortgage loans, mortgage loans insured by the FHA and VA, home equity and sub-prime loans and sells those loans to permanent investors. The Loan Servicing segment services on a primarily non-recourse basis substantially all of the mortgage loans originated and purchased by the Loan Production segment. In addition, the Loan Servicing segment purchases bulk servicing rights, also on a non-recourse basis, to service single-family residential mortgage loans originated by other lenders. The Capital Markets segment trades securities, primarily mortgage-related securities, with broker-dealers and institutional investors and, as an agent, facilitates the purchase and sale of bulk servicing rights. Included in the tables below labeled "Other" are the operating segments that provide ancillary services and certain reclassifications to conform management reporting to the consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
                                                For the fiscal quarter ended May 31, 1999
-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --
(Dollars in thousands)                    Loan           Loan          Capital                       Consolidated
                                       Production      Servicing       Markets          Other           Total
-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --
Non-interest revenues                    $302,958       $165,196       $13,627         $27,401         $509,182

Interest earned                           190,234         59,680        28,510          (2,862)         275,562
Interest charges                         (144,735)       (83,325)      (21,776)          2,095         (247,741)
                                       -----------    -----------    ------------    ------------    ------------
      Net interest income (expense)        45,499        (23,645)        6,734            (767)          27,821
                                       -----------    -----------    ------------    ------------    ------------

    Total revenue                        $348,457       $141,551       $20,361         $26,634         $537,003
                                       ===========    ===========    ============    ============    ============

Segment earnings (pre-tax)               $125,918        $29,982        $7,775          $5,799        $169,474
Segment assets                         $7,606,791     $7,385,579     $2,306,038        $66,199       $17,364,607

-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --

--------------------------------------------------------------------------------------------------------------------
                                               For the fiscal quarter ended May 31, 1998
-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --
(Dollars in thousands)                    Loan           Loan          Capital                       Consolidated
                                       Production      Servicing       Markets          Other           Total
-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --
Non-interest revenues                    $287,045       $116,459       $11,586         $23,643         $438,733

Interest earned                           172,860         64,602           781           4,524          242,767
Interest charges                         (142,906)       (85,776)         (303)         (2,250)        (231,235)
                                       -----------    -----------    ------------    ------------    ------------
      Net interest income (expense)        29,954        (21,174)          478           2,274           11,532
                                       -----------    -----------    ------------    ------------    ------------

    Total revenue                        $316,999        $95,285       $12,064         $25,917         $450,265
                                       ===========    ===========    ============    ============    ============

Segment earnings (pre-tax)               $136,002          ($595)       $5,248          $8,122
                                                                                                      $148,777
Segment assets                         $7,071,379     $6,096,420      $348,576        $105,320       $13,621,695

-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --


NOTE K - SUBSEQUENT EVENTS

    On June 14, 1999 the Company announced that it had reached an agreement to purchase Balboa from Associates First Capital Corporation for $425 million. The purchase price will be funded by approximately $200 million of new common stock, or an equivalent amount of Hybrid Equity Securities, along with unsecured debt to be issued by the Company or CHL. Balboa is an underwriter of credit-related insurance, specializing in creditor-placed auto and homeowners insurance. Balboa also offers voluntary homeowners and life and disability products.


NOTE K - SUBSEQUENT EVENTS (Continued)

    On June 24, 1999 CHL issued $750 million 6.85% Senior Global Notes (the "Notes"). Interest is payable semi-annually on each June 15 and December 15. The Notes mature June 15, 2004 and are not redeemable prior to maturity.

    On July 9, 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") which provides for the issuance of common stock, preferred stock, debt securities and/or hybrid equity securities with an aggregate public offering price of up to $3.0 billion. Pursuant to this registration statement, the Company may issue adjustable conversion rate equity securities (the "Hybrid Equity Securities"), which will include the issuance by the Company or CHL of a subordinated deferrable note and a contract to purchase shares of common stock of the Company. If issued, the proceeds from the Hybrid Equity Securities may be used to pay a portion of the purchase price for the acquisition of the Balboa Life and Casualty Insurance group.

NOTE L - EARNINGS PER SHARE

    Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The following table presents basic and diluted EPS for the three months ended May 31, 1999 and 1998.

------------------------ -- -- ----- ------------------------------------ -- ----- ----
                                             Three Months Ended May 31,
                         -- -- ----- ------------------------------------ -- ----- ----
                                     1999                             1998
                         --------- --------- ---------   ---------- --------- ---------
(Dollar amounts in                           Per-Share                        Per-Share
thousands, except per    Net                  Amount     Net                   Amount
share data)              Earnings   Shares               Earnings    Shares
------------------------           --------- ---------              --------- ---------
                         =========                       ==========
Net earnings             $103,379                          $90,754
                         =========                       ==========

Basic EPS
Net earnings available
to common shareholders   $103,379   112,751     $0.92      $90,754   110,127    $ 0.82

Effect of dilutive
stock options               -         4,762                  -         6,416
                         --------- ---------             ---------- ---------

Diluted EPS
Net earnings available
to common shareholders   $103,379   117,513     $0.88      $90,754   116,543    $ 0.78
                         ========= ========= =========   ========== ========= ---------

------------------------ --------- --------- --------- - ---------- --------- ---------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Page 15



FORWARD-LOOKING STATEMENTS

                  This Quarterly Report on Form 10-Q may contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "should" and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The
Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and the cost of funds; (4) federal and state regulation of the Company's mortgage banking operations, capital markets operations, and insurance services; and (5) competition within the mortgage banking industry, capital markets industries, and insurance services; and (6) the ability of the Company to manage expenses.

RESULTS OF OPERATIONS

Quarter Ended May 31, 1999 Compared to Quarter Ended May 31, 1998

         Revenues for the quarter ended May 31, 1999 increased 19% to $537.0 million, up from $450.3 million for the quarter ended May 31, 1998. Net earnings from ongoing operations increased 14% to $103.4 for the quarter ended May 31, 1999, up from $90.8 million for May 31, 1998. The increase in revenues and net earnings from ongoing operations for the quarter ended May 31, 1999 compared to the quarter ended May 31, 1998 was primarily attributed to higher loan production volume, an increase in the size of the Company's servicing portfolio, a reduction in the amortization rate of its mortgage servicing rights ("MSRs") and an increase in the income of the non-mortgage banking subsidiaries. These positive factors were partially offset by an increase in expenses for the quarter ended May 31, 1999 over the quarter ended May 31, 1998.

         The total volume of loans produced by the Company increased 11% to $23.2 billion for the quarter ended May 31, 1999, up from $20.9 billion for the quarter ended May 31, 1998. The increase in loan production was primarily due to an increase in the Company's market share, driven largely by the expansion of the Company's consumer markets and wholesale branch networks, including the retail sub-prime branches, combined with an increase in the overall mortgage market. Purchase fundings totaled $11.7 billion, or 51% of total fundings, for the quarter ended May 31, 1999 as compared to $9.0 billion, or 43% of total fundings, for the quarter ended May 31, 1998. Fixed-rate mortgage loan production totaled $21.6 billion, or 93% of total fundings, for the quarter ended May 31, 1999 as compared to $19.4 billion, or 93% of total fundings, for the quarter ended May 31, 1998.

   Total loan volume in the Company's production Divisions is summarized below.

-------------------------------------------- ------------------------------------ --------

       (Dollar amounts in millions)                    Loan Production
                           Three Months Ended May 31,
-------------------------------------------- ------------------------------------ --------

                                                 1999                   1998
                                             -------------          ------------

    Consumer Markets Division                    $7,035               $  6,001
    Wholesale Lending Division                    7,122                  7,462
    Correspondent Lending Division                8,712                  7,287
      Full Spectrum Lending, Inc.                   324                    126
                                             =============          =============

    Total Loan Volume                           $23,193                $20,876
                                             =============          =============

    Electronic Commerce (1)                      $1,792                    $84

(1) This category includes loans sourced through the Company's website of $212 million and $84 million for the quarter ended May 31, 1999 and the quarter ended May 31, 1998, respectively, as well as loans submitted to the Correspondent Lending Division via its correspondent website of $1,580 million for the quarter ended May 31, 1999.
--------------------------------------------------------------------------------

    The factors which affect the relative volume of production among the Company's Divisions include the price competitiveness of each Division's product offerings, the level of mortgage lending activity in each Division's market and the success of each Division's sales and marketing efforts.

    Included in the Company's total volume of loans produced are $717 million of home equity loans funded in the quarter ended May 31, 1999 and $452 million funded in the quarter ended May 31, 1998. Sub-prime loan production, which is also included in the Company's total production volume, was $769 million in the quarter ended May 31, 1999 and $521 million in the quarter ended May 31, 1998.

    As of May 31, 1999 and 1998, the Company's pipeline of loans in process was $14.1 billion and $14.6 billion, respectively. Historically, approximately 43% to 77% of the pipeline of loans in process have funded. In addition, as of May 31, 1999, the Company had committed to make loans in the amount of $2.7 billion, subject to property identification and approval of the loans (the "LOCK 'N SHOP
(R) Pipeline"). As of May 31, 1998, the LOCK 'N SHOP (R) Pipeline was $1.5 billion. During the quarters ended May 31, 1999 and 1998, the Company received 303,942 and 278,448 new loan applications, respectively, at an average daily rate of $521 million and $495 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production Divisions' loan processing efficiency and loan pricing decisions.

    Loan origination fees increased in the quarter ended May 31, 1999 as compared to the quarter ended May 31, 1998 primarily due to higher production. Gain on sale of loans also increased in the quarter ended May 31, 1999 as compared to the quarter ended May 31, 1998 primarily due to higher production volume and increased sales during the quarter ended May 31, 1999 of higher margin home equity and sub-prime loans. These positive factors were partially offset by reduced margins on prime credit quality mortgages. The sale of home equity loans contributed $20.3 million and $17.5 million to gain on sale of loans in the quarter ended May 31, 1999 and the quarter ended May 31, 1998, respectively. Sub-prime loans contributed $35.5 million to the gain on sale of loans in the quarter ended May 31, 1999 and $16.4 million in the quarter ended May 31, 1998. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate volatility and the general direction of interest rates.

    Net interest income (interest earned net of interest charges) increased to $27.8 million for the quarter ended May 31, 1999, up from $11.5 million for the quarter ended May 31, 1998. Net interest income is principally a function of:
(i) net interest income earned from the Company's mortgage loan warehouse ($45.5 million and $30.0 million for the quarter ended May 31, 1999 and the quarter ended May 31, 1998, respectively); (ii) interest expense related to the Company's investment in servicing rights ($83.3 million and $85.8 million for the quarter ended May 31, 1999 and the quarter ended May 31, 1998, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($59.7 million and $64.6 million for the quarter ended May 31, 1999 and the quarter ended May 31, 1998, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was primarily attributable to higher production levels combined with a higher net earnings rate during the quarter ended May 31, 1999. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio partially offset by a decrease in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The decrease in net interest income earned from the custodial balances was primarily related to a decrease in the average custodial balances caused by a decrease in the amount of prepayments.

    During the quarter ended May 31, 1999, loan servicing income before amortization increased primarily due to growth of the loan servicing portfolio. As of May 31, 1999, the Company serviced $226.0 billion of loans (including $2.3 billion of loans subserviced for others), up from $191.6 billion (including $8.3 billion of loans subserviced for others) as of May 31, 1998, which was an 18% increase. The growth in the Company's servicing portfolio since May 31, 1998 was the result of increased loan production volume and the acquisition of bulk servicing rights. This was partially offset by prepayments, partial prepayments and scheduled amortization and the transfer back to IndyMac Mortgage Holdings, Inc. ("INMC ") of $6.5 billion of subservicing.

    During the quarter ended May 31, 1999, the annual prepayment rate of the Company's servicing portfolio was 21%, compared to 28% for the quarter ended May 31, 1998. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio as of May 31, 1999 was 7.4% compared to 7.7% as of May 31, 1998.

    The Company recorded amortization and net recovery of its MSRs for the quarter ended May 31,1999 totaling $24.5 million (consisting of amortization amounting to $127.0 million and recovery of previous impairment of $151.5 million), compared to $149.3 million of amortization and impairment (consisting of amortization amounting to $132.9 million and impairment of $16.4 million) for the quarter ended May 31, 1998. To mitigate the effect on earnings of MSR impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). The factors affecting the amount of amortization and impairment of the MSRs recorded in an accounting period include the level of prepayments during the period, the change in estimated future prepayments and the amount of Servicing Hedge gains or losses.

    In the quarter ended May 31, 1999, the Company recognized a net expense of $171.4 million from its Servicing Hedge. The net expense included unrealized net losses of $182.8 million and realized net gains of $11.4 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization. In the quarter ended May 31, 1998, the Company recognized a net benefit of $0.6 million from its Servicing Hedge. The net benefit included unrealized gains of $4.6 million and net realized losses of $4.0 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization. There can be no assurance that the Servicing Hedge will generate gains in the future, or if gains are generated that they will fully offset impairment of the MSRs.

    The financial instruments that comprised the Servicing Hedge include options on interest rate futures and MBS, interest rate futures, interest rate floors, interest rate swaps, interest rate swaps with the Company's maximum payment capped ("Capped Swaps"), options on interest rate swaps ("Swaptions"), interest rate caps, principal only securities ("P/O securities" ) and options on callable pass-through certificates ("options on CPC").

    With the Capped Swaps, the Company receives and pays interest on a specified notional amount. The rate received is fixed. The rate paid is adjustable, is indexed to the London Interbank Offered Rate for U.S. dollar deposits ("LIBOR") and has a specified maximum or "cap". With Swaps, the Company receives and pays interest on a specified notional amount. The rate received is fixed; the rate paid is adjustable and is indexed to LIBOR.

    With  the   Swaptions,   the   Company  has  the  option  to  enter  into  a
receive-fixed, pay-floating interest rate swap at a future date or to settle the transaction for cash.

    The P/O securities consist of certain tranches of collateralized mortgage securities ("CMOs"), mortgage Trust Principal Only Securities and Treasury Principal Only Strips. These securities have been purchased at deep discounts to their par values. As interest rates decrease, prepayments on the collateral underlying the CMOs and mortgage Trust Principal Only Securities should increase. This results in a decline in the average lives of the P/O securities and a corresponding increase in the present values of their cash flows. Conversely, as interest rates increase, prepayments on the collateral underlying the CMOs and mortgage Trust Principal Only Securities should decrease. This would result in an increase in the average lives of the P/O Securities and a decrease in the present values of their cashflows. The prices of the Treasury Principal Only Strips are determined by the discount rate used to determine their present value, as interest rates decline the discount rate applied to the maturity principal payment declines, resulting in an increase in the price.

    An option CPC gives the holder the right to call a mortgage-backed security at par and receive the remaining cash flows from the particular pool. This option has a one year lockout, meaning it cannot be exercised until the end of the first year. After the lockout period, the option can be exercised at anytime.

    The Servicing Hedge is designed to protect the value of the MSRs from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of the hedge instruments declines. With respect to the floors, options, caps, Swaptions, options on CPC and P/O Securities, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. The Company's exposure to loss on futures is related to changes in the LIBOR rate over the life of the contract. The Company estimates that its maximum exposure to loss over the contractual term is $53 million. With respect to the Interest Rate Swaps contracts entered into by the Company as of May 31, 1999, the Company estimates that its maximum exposure to loss over the contractual term is $305 million.

    During the quarter ended May 31, 1999, the Company acquired bulk servicing rights for loans with principal balances aggregating $268.0 million at a price of 1.22% of the aggregate outstanding principal balances. During the quarter ended May 31, 1998, the Company acquired bulk servicing rights for loans with principal balances aggregating $291.2 million at a price of 1.35% of the aggregate outstanding principal balances.

    Salaries and related expenses are summarized below for the quarters ended May 31, 1999 and 1998.

 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                    Quarter Ended May 31, 1999
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                    $62,474         $14,979         $25,076            $12,952        $115,481

      Incentive Bonus                   32,857             693           5,850              6,385          45,785

      Payroll Taxes and Benefits        14,481           3,180           4,604              1,895          24,160
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $109,812         $18,852         $35,530            $21,232        $185,426
                                     ============    =============    =============    =============    ------------

      Average      Number     of         6,380           2,162            2,092               862          11,496
      Employees


 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                    Quarter Ended May 31, 1998
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
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
      Employees


 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

    The amount of salaries increased during the quarter ended May 31, 1999 reflecting the Company's strategy of expanding and enhancing its Consumer Markets and Wholesale branch networks, including new retail sub-prime branches. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries also contributed to the increase. Incentive bonuses earned during the quarter ended May 31, 1999 increased primarily due to growth in the Company's non-mortgage banking subsidiaries.

    Occupancy and other office expenses for the quarter ended May 31, 1999 increased to $76.3 million from $62.7 million for the quarter ended May 31, 1998. This was primarily due to: (i) the continued effort by the Company to expand its Consumer Markets and Wholesale branch networks, including new retail sub-prime branches; (ii) higher loan production; (iii) a larger servicing portfolio; and (iv) growth in the Company's non-mortgage banking activities.

    Guarantee fees represent fees paid to Fannie Mae, Freddie Mac, and Ginnie Mae in order for these Government Sponsored Entities ("GSE") to agree to guarantee timely and full payment of principal and interest on MBS and to transfer the credit risk of the loans in the servicing portfolio sold to these entities. For the quarter ended May 31, 1999, guarantee fees increased 3% to $45.8 million, up from $44.7 million for the quarter ended May 31, 1998. The increase resulted from an increase in the servicing portfolio, changes in the mix of the portfolio sold to GSE and terms negotiated at the time of loan sales.


    Marketing expenses for the quarter ended May 31, 1999 increased 35% to $19.5 million which was up from $14.5 million for the quarter ended May 31, 1998, reflecting the increased mortgage market and the Company's continued implementation of a marketing plan to increase its consumer brand awareness.

    Other operating expenses for the quarter ended May 31, 1999 increased from the quarter ended May 31, 1998 by $7.3 million, or 22%. This increase was due primarily to higher loan production, a larger servicing portfolio, increased systems development and growth in the Company's non-mortgage banking subsidiaries in the quarter ended May 31, 1999 as compared to the quarter ended May 31, 1998.

    On May 11, 1999 the Company entered into a definitive agreement (the "Agreement") with Woolwich, plc ("Woolwich"), to form a joint venture (the "Joint Venture") which will provide fee-based mortgage services. Under the terms of the Agreement, the Company and Woolwich will each own approximately 50% of the Joint Venture and will each provide up to approximately $16 million to the initial capitalization of the Joint Venture. As of May 31, 1999, the Company had contributed capital of approximately $8.0 million to the Joint Venture. The Joint Venture is expected to begin operations in the second half of 1999.

     On June 14, 1999 the Company announced that it had reached an agreement to purchase Balboa from Associates First Capital Corporation for $425 million. The purchase price will be funded by approximately $200 million of new common stock, or Hybrid Equity Securities, along with unsecured debt to be issued by the Company or CHL. Balboa is an underwriter of credit-related insurance, specializing in creditor-placed auto and homeowners insurance. Balboa also offers voluntary homeowners and life and disability products.

Profitability of Loan Production Segment

    In the quarter ended May 31, 1999, pre-tax earnings from loan production segment activities (which include loan origination and purchases, warehousing and sales) were $125.9 million. In the quarter ended May 31, 1998, comparable pre-tax earnings were $136.0 million. The decrease of $10.1 million was primarily attributable to higher production costs which were partially offset by increased production and a shift in production towards the Consumer Markets Division.

Profitability of Loan Servicing Segment

    In the quarter ended May 31, 1999, pre-tax income from loan servicing segment activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent, marketing foreclosed properties and acting as reinsurer) was $30.0 million as compared to $0.6 million loss in the quarter ended May 31, 1998. The increase of $30.6 million is primarily due to an increase in servicing revenues resulting from servicing portfolio growth combined with a reduction in the amortization rate of the servicing asset. These positive factors were partially offset by higher servicing costs.

Profitability of Capital Markets Segment

    In the quarter ended May 31, 1999, pre-tax earnings from the capital markets segment were $7.8 million. In the quarter ended May 31, 1998, comparable pre-tax earnings were $5.2 million. The increase of $2.6 million was primarily due to increased trading volumes.

Profitability of Other Activities

    In addition to loan production, loan servicing and capital markets, the Company offers ancillary products and services related to its mortgage banking activities, primarily through its subsidiary, LandSafe, Inc. Through several subsidiaries, LandSafe, Inc. acts as a title insurance agent and a provider of settlement, escrow, appraisal and credit reporting, and home inspection and flood zone determination services. In addition, through its subsidiaries, LandSafe, Inc. provides property profiles to realtors, builders, consumers, mortgage brokers and other financial institutions. For the quarter ended May 31, 1999, LandSafe Inc. contributed $6.5 million to the Company's pre-tax income compared to $5.0 million for the quarter ended May 31, 1998. The increase in the profitability of LandSafe Inc. resulted primarily from expanded services and increased loan production.

    The Company's other activities also include the operations of its holding company, Countrywide Credit Industries, Inc. ("CCI") and the operations of Countrywide Financial Services, Inc. and subsidiaries. The operations of other activities, excluding LandSafe Inc., incurred pre-tax losses of $0.7 million during the quarter ended May 31, 1999 compared to pre-tax income of $3.2 million during the quarter ended May 31, 1998. The decrease in pre-tax income resulted from a decrease in the CCI's net interest income related to a receivable from CHL that was eliminated by a capital contribution.

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

    Utilizing the sensitivity analyses described above, as of May 31, 1999, the Company estimates that a permanent 0.50% reduction in interest rates, all else being constant, would result in a $0.4 million after-tax gain related to its trading securities and a $29.6 million after-tax loss related to its other financial instruments. As of May 31, 1999, the Company estimates that this combined after-tax loss of $29.2 million is the largest such loss that would occur within the range of reasonably possible interest rate changes. These sensitivity analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario. Consequently, the preceding estimates should not be viewed as a forecast.

    An additional market risk facing the Company is foreign currency risk. The Company has issued foreign currency denominated medium-term notes (See Note E). The Company manages the foreign currency risk associated with such medium-term notes by entering into currency swaps. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into the Company's reporting currency (i.e., U.S. dollars) thereby eliminating the associated foreign currency risk. As a result, hypothetical changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

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

Liquidity and Capital Resources

    The Company's principal financing needs are the financing of its mortgage loan inventory and its investment in MSRs. To meet these needs, the Company currently utilizes commercial paper supported by the revolving credit facility, medium-term notes, senior debt, MBS repurchase agreements, subordinated notes, pre-sale funding facilities, an optional cash purchase feature in the dividend reinvestment plan, redeemable capital trust pass-through securities and cash flow from operations. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from the revolving credit facility and public offerings of common and preferred stock.

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


Cash Flows

    Operating Activities In the quarter ended May 31, 1999, the Company's operating activities used cash of approximately $1.0 billion on a short-term basis primarily to support the increase in its mortgage loans and MBS held for sale. In the quarter ended May 31, 1998, operating activities used approximately $0.5 billion on a short-term basis primarily to support the increase in its mortgage loans and MBS held for sale.

    Investing Activities The primary investing activity for which cash was used by the Company was the investment in MSRs. Net cash used by investing activities was $0.4 billion for the quarter ended May 31, 1999, $0.4 billion for the quarter ended May 31, 1998.

    Financing Activities Net cash provided by financing activities amounted to $1.4 billion for the quarter ended May 31, 1999. Net cash provided by financing activities amounted to $1.0 billion for the quarter ended May 31, 1998. The increase or decrease in cash flow from financing activities was primarily the result of the change in the Company's mortgage loan inventory and investment in MSRs.

Prospective Trends

Applications and Pipeline of Loans in Process

    For the month ended June 30, 1999, the Company received new loan applications at an average daily rate of $490 million. As of June 30, 1999, the Company's pipeline of loans in process was $13.3 billion. This compares to a daily application rate for the month ended in June 30, 1998 of $505 million and a pipeline of loans in process as of June 30, 1998 of $14.7 billion. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK `N SHOP(R) Pipeline as of June 30, 1999 was $3.5 billion and as of June 30, 1998 was $1.4 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage loans, the level of competition in the market, the direction of interest rates, seasonal factors and general economic conditions.

Market Factors

      Loan production increased 11% from the quarter ended May 31, 1998 to quarter ended May 31, 1999. This increase was primarily due to two factors. First, the Company's market share increased, driven largely by the expansion of the Company's consumer markets and wholesale branch networks, including the new retail sub-prime branches. Second, new and existing home sales were stronger during the quarter ended May 31, 1999 compared to the quarter ended May 31, 1998. Additionally higher market interest rates during the quarter ended May 31, 1999 compared to the same period in 1998 resulted in a shift in production from refinancings to purchase fundings.

    The prepayment rate in the servicing portfolio decreased from 28% for the quarter ended May 31, 1998 to 21% for the quarter ended May 31, 1999. This was due primarily to decreases in refinances.

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

    The Company's California mortgage loan production (as measured by principal balance) constituted 23% of its total production during the quarter ended May 31, 1999 and 26% during the quarter ended May 31, 1998. The Company is continuing its efforts to expand its production capacity outside of California. Some regions in which the Company operates have experienced slower economic growth, and real estate financing activity in these regions has been impacted negatively. The Company has striven to diversify its mortgage banking activities geographically to mitigate such effects.

    The delinquency rate in the Company's servicing portfolio, excluding sub-servicing, decreased to 3.00% at May 31, 1999 from 3.38% as of May 31, 1998. The Company believes that this decrease was primarily the result of changes in portfolio mix and aging. The proportion of government loans and high loan-to-value conventional loans (which tend to experience higher delinquency rates than low loan-to-value conventional loans) was 43% and 47% of the portfolio as of May 31, 1999 and May 31, 1998, respectively. In addition, the weighted average age of the portfolio was 25 months at May 31, 1999, down from 30 months as of May 31, 1998. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. However, because the loans in the portfolio are generally serviced on a non-recourse basis, the Company's exposure to credit loss resulting from increased delinquency rates is substantially limited. Furthermore the, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

    The percentage of loans in the Company's servicing portfolio, excluding sub-servicing, that are in foreclosure decreased to 0.27% as of May 31, 1999 from 0.39% as of May 31, 1998. Generally, the Company is not exposed to credit risk. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. While the Company does not generally retain credit risk with respect to the prime credit quality first mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company. Similarly, government loans serviced by the Company (24% of the Company's servicing portfolio as of May 31, 1999) are insured by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Administration. The Company is exposed to credit losses to the extent that the partial guarantee provided by the Department of Veterans Administration is inadequate to cover the total credit losses incurred. The Company retains credit risk on the home equity and sub-prime loans it securitizes, through retention of a subordinated interest. As of May 31, 1999, the Company had investments in such subordinated interests amounting to $313.6 million.

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

Implementation of New Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize the fair value of all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement will become effective in the fiscal year ended February 28, 2002. The Company has not yet determined the impact upon adoption of this standard on the Consolidated Financial Statements.

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

    Many of the Company's Client Server applications have been developed in-house and in a Year 2000 compliant format. The majority of these applications interface with the AS/400. The Company has reviewed each of its mission critical Client Server applications to confirm their Year 2000 readiness. Additionally, as part of this project, the Company has tested the interfaces between the individual mission critical Client Server applications and the AS/400 to confirm that accurate data is exchanged with the revised AS/400 programs. All of the Company's mission critical Client Server applications have been forward-date tested. The Company estimates that forward-date testing of its less critical applications will be completed by September 1999. Newly-developed Client Server applications are forward-date tested before they are implemented into production.

    The Company's Infrastructure Project has inventoried the personal computers used by the Company's employees nationwide to determine the Year 2000 readiness of these computers. The Company has fewer than 43 computers and related hardware which are not Year 2000 compliant, and they will be upgraded or replaced before December 31, 1999. As part of the Infrastructure Project, the Company also identified "shrink-wrapped" and desktop software used company-wide, as well as desktop software supporting individuals and individual business units, in order to determine whether the vendor is bringing its products into compliance. This Project also monitors websites and other available information concerning software and hardware vendors and disseminates the latest available information to those business units relying on the product. In the event that the products are not, or will not be compliant, the Company is assessing its need for these applications. With respect to non-compliant software, the Company will either seek alternative sources of similar applications, develop its own applications or attempt to obtain the source code and the vendor's authorization to re-engineer it.

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

Costs

    The total cost associated with the Company's Year 2000 efforts is not expected to be material to the Company's financial position. The Company is expensing these costs during the period in which they are incurred. The estimated total cost of the Year 2000 Project is approximately $43.0 million, of which $27.9 million had been incurred through May 31, 1999. However, the Company's expectations about future costs associated with the Year 2000 are subject to uncertainties that could cause the actual results to differ materially from the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that are not year 2000 compliant, the nature and amount of programming required to replace or upgrade each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing Year 2000 issues.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits


11.1              Statement Regarding Computation of Per Share Earnings

12.1              Computation of the Ratio of Earnings to Fixed Charges

27 Financial Data Schedules (included only in the electronic filing with the SEC).

(b)               Reports on Form 8-K.  None.