Form 10-Q/A
period 1999-05-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1999-07-16
CIK 25191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q/A
                                 (Amendment No.1)


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



This amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q previously filed for the quarterly period ended May 31, 1999. This Quarterly Report on Form 10-Q/A is filed to include the Signature page that was inadvertently omitted from the previous filing.

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


                         COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                    (Registrant)




 DATE:      July 15, 1999                          /s/ Stanford L. Kurland
                                         --------------------------------------
                                                  Senior Managing Director and
                                                     Chief Operating Officer




 DATE:       July 15, 1999                         /s/ Carlos M. Garcia
                                         --------------------------------------
                                             Managing Director; Chief Financial
                                           Officer and Chief Accounting Officer
                                              (Principal Financial Officer and
                                                  Principal Accounting Officer)