Form 10-Q
period 1999-08-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 1999-10-14
CIK 25191

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

For the quarterly period ended August 31, 1999

                                                              OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________ to  ____________________
Commission File Number:         1-8422



                          COUNTRYWIDE CREDIT INDUSTRIES, INC.
               -----------------------------------------------------
                  (Exact name of registrant as specified in its charter)

   DELAWARE                                              13-2641992
----------------------------- -------------------------------------------------
   (State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

4500 Park Granada, Calabasas, California                               91302
------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip
                                                                     Code)

                                           (818) 225-3000
              -----------------------------------------------------------------
                      (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes         X      No
                                              --------       --------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


       Class                                    Outstanding at October 13, 1999
       -----                                    -------------------------------
     Common Stock $.05 par value                                   113,164,848

                                                    PART I
                                             FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

                           COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)
                           (Dollar amounts in thousands, except per share data)

                                      A S S E T S

                                                                            August 31,            February 28,
                                                                               1999                   1999
                                                                        -------------------    -------------------

Cash                                                                          $  48,024              $  58,748
Mortgage loans and mortgage-backed securities held for sale                   5,497,119              6,231,220
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                    347,292                311,741
Mortgage servicing rights, net                                                5,243,776              4,496,439
Other assets                                                                  5,095,234              4,550,108
                                                                        -------------------    -------------------
       Total assets                                                        $ 16,231,445           $ 15,648,256
                                                                        ===================    ===================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                              $ 3,610,303             $ 4,020,998

                                                                        ===================    ===================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                              $ 10,829,461             $9,935,759
Drafts payable issued in connection with mortgage loan closings                 455,984              1,083,499
Accounts payable, accrued liabilities and other                                 537,246                517,937
Deferred income taxes                                                         1,211,759              1,092,176
                                                                        -------------------    -------------------
       Total liabilities                                                     13,034,450             12,629,371

Commitments and contingencies                                                  -                      -

Company-obligated  mandatorily redeemable capital trust pass-through  securities of subsidiary trusts holding solely Company
   guaranteed related subordinated debt                                         500,000                500,000

Shareholders' equity
Common stock -  authorized,  240,000,000  shares of $0.05 par Value;  issued and outstanding, 113,058,030 shares at
   August 31, 1999 and 112,619,313 shares at February 28, 1999                    5,652                  5,631
Additional paid-in capital                                                    1,165,027              1,153,673
Accumulated other comprehensive (loss) income                                  (40,176)
                                                                                                      (19,593)
Retained earnings                                                             1,566,492              1,379,174
                                                                        -------------------    -------------------
       Total shareholders' equity                                             2,696,995              2,518,885
                                                                        -------------------    -------------------
       Total liabilities and shareholders' equity                          $ 16,231,445           $ 15,648,256
                                                                        ===================    ===================

Borrower and investor custodial accounts                                    $ 3,610,303            $ 4,020,998
                                                                        ===================    ===================


 The  accompanying  notes are an integral part of these statements.

                        COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF EARNINGS
                                               (UNAUDITED)
                        (Dollar amounts in thousands, except per share data)


                                                               Three Months                        Six Months
                                                             Ended August 31,                   Ended August 31,
                                                           1999               1998             1999               1998
                                                       -------------- -- --------------    --------------    --------------

Revenues
   Loan origination fees                                  $122,737        $  157,036          $269,438         $ 295,806
   Gain on sale of loans, net of commitment fees           158,652           171,805           328,664           330,832
                                                       --------------    --------------    --------------    --------------
     Loan production revenue                               281,389           328,841           598,102           626,638

   Interest earned                                         264,977           253,278           540,539           496,046
   Interest charges                                       (233,831)         (243,651)         (481,572)         (474,887)
                                                       --------------    --------------    --------------    --------------
     Net interest income                                    31,146             9,627            58,967            21,159

   Loan servicing income                                   295,901           251,483           568,898           494,174
   Amortization of mortgage servicing rights,
       net of servicing hedge                             (129,435)         (151,732)         (276,280)         (300,443)
                                                       --------------    --------------    --------------    --------------
     Net loan administration income                        166,466            99,751           292,618           193,731

   Commissions, fees and other income                       58,014            43,938           124,331            90,894
                                                       --------------    --------------    --------------    --------------
         Total revenues                                    537,015           482,157         1,074,018           932,422

Expenses
   Salaries and related expenses                           184,329           161,753           369,755           308,240
   Occupancy and other office expenses                      69,743            64,355           143,329           125,334
   Guarantee fees                                           47,964            45,354            93,807            90,021
   Marketing expenses                                       21,080            15,589            40,603            30,104
   Other operating expenses                                 39,304            39,242            82,455            74,082
                                                          --------------    ------------      --------------    --------------

         Total expenses                                    362,420           326,293           729,949           627,781
                                                         --------------    --------------    --------------    --------------


Earnings before income taxes                               174,595           155,864           344,069           304,641
   Provision for income taxes                               68,092            60,787           134,187           118,810
                                                       --------------    --------------    --------------    --------------

NET EARNINGS                                              $106,503         $  95,077          $209,882         $ 185,831
                                                       ==============    ==============    ==============    ==============

Earnings per share
   Basic                                                     $0.94            $0.86              $1.86             $1.68
   Diluted                                                   $0.91            $0.81              $1.79             $1.59



   The  accompanying  notes are an integral part of these statements.

                     COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                     (Dollar amounts in thousands)

                                                                                                  Six Months
                                                                                               Ended August 31,
                                                                                            1999                  1998
                                                                                       ----------------     -----------------
Cash flows from operating activities:
   Net earnings                                                                             $209,882          $   185,831
      Adjustments to reconcile net earnings to net cash
       provided (used) by operating activities:
      Gain on sale of available-for-sale securities                                          (11,675)             (14,846)
     Amortization and impairment/recovery of mortgage
servicing rights                                                                             242,380              590,304
     Depreciation and other amortization                                                      30,988               26,834
     Deferred income taxes                                                                   134,187              118,810

     Origination and purchase of loans held for sale                                     (42,818,201)         (43,809,607)
     Principal repayments and sale of loans                                               43,552,302           43,598,402
                                                                                       ----------------     -----------------
          Decrease (increase) in mortgage loans and mortgage-
               backed securities held for sale                                               734,101             (211,205)

     Increase in other assets                                                               (837,185)          (1,506,858)
     Increase in accounts payable and accrued liabilities                                     18,759              893,286
                                                                                       ----------------     -----------------
       Net cash provided by operating activities                                             521,437               82,156
                                                                                       ----------------     -----------------
Cash flows from investing activities:
   Additions to mortgage servicing rights, net                                              (786,646)            (858,564)
   Purchase of property, equipment and leasehold
     improvements, net                                                                       (59,553)             (53,036)
   Proceeds from sale of available-for-sale securities                                        59,269               49,676
                                                                                       ----------------     -----------------
     Net cash used by investing activities                                                  (786,930)            (861,924)
                                                                                       ----------------     -----------------
Cash flows from financing activities:
   Net decrease in warehouse debt and other
     short-term borrowings                                                                  (767,395)            (921,976)
   Issuance of long-term debt                                                              1,303,000            1,824,315
   Repayment of long-term debt                                                              (269,418)            (143,896)
   Issuance of common stock                                                                   11,146               61,024
   Cash dividends paid                                                                       (22,564)             (17,696)
                                                                                       ----------------     -----------------
       Net cash provided by financing activities                                             254,769              801,771
                                                                                       ----------------     -----------------
Net increase (decrease) in cash                                                              (10,724)              22,003
Cash at beginning of period                                                                   58,748               10,707
                                                                                       ================     =================
Cash at end of period                                                                        $48,024          $    32,710
                                                                                       ================     =================
Supplemental cash flow information:
   Cash used to pay interest                                                           $   446,840            $   371,491
   Cash used to pay income taxes                                                       $       173            $     1,279
Noncash financing activities:
   Unrealized gain (loss) on available-for-sale securities,
     net of tax                                                                             ($20,583)         $    20,174




   The  accompanying  notes are an integral part of these statements.





                 COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                          (UNAUDITED)
                                 (Dollar amounts in thousands)




                                                               Three Months                         Six Months
                                                             Ended August 31,                    Ended August 31,
                                                            1999             1998               1999            1998
                                                      ---------------   ---------------   ---------------  ---------------

NET EARNINGS                                              $106,503        $  95,077           $209,882        $185,831
Other comprehensive income, net of taxes:
    Unrealized gains (losses) on available for sale securities:
       Unrealized holding gains (losses) arising
       during the period                                  (23,468)           19,809           (13,462)          29,230
       Less: reclassification adjustment for gains
included in net earnings                                     (293)           (7,600)           (7,121)          (9,056)

                                                      ---------------   ---------------   ---------------  ---------------
Other comprehensive income (loss)                         (23,761)           12,209           (20,583)          20,174

                                                      ===============   ===============   ===============  ===============
COMPREHENSIVE INCOME                                      $82,742          $107,286          $189,299       $  206,005
                                                      ===============   ===============   ===============  ===============








The   accompanying   notes  are  an  integral  part  of  these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-months ended August 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 1999 of Countrywide Credit Industries, Inc. (the "Company").

    Certain amounts reflected in the consolidated financial statements for the six-month period ended August 31, 1998 have been reclassified to conform to the presentation for the six-month period ended August 31, 1999.

NOTE B - MORTGAGE SERVICING RIGHTS

    The activity in mortgage servicing rights was as follows.


 ----------------------------------------------- ---------------------- ---------------------
                                                                        Six Months Ended
                                                                             August 31,
    (Dollar amounts in thousands)                                             1999
 ----------------------------------------------- -- ---------------- -- ---------------------

    Mortgage Servicing Rights
       Balance at beginning of period                                     $4,591,191
       Additions                                                             786,646
       Scheduled amortization                                               (245,038)
       Hedge losses (gains) applied                                          203,072
                                                                        ----------------
       Balance before valuation reserve
               at end of period                                            5,335,871
                                                                        ----------------

    Reserve for Impairment of Mortgage Servicing Rights
       Balance at beginning of period                                        (94,752)
       Reductions (additions)                                                  2,657
                                                                        ----------------
       Balance at end of period                                              (92,095)
                                                                        ================
       Mortgage Servicing Rights, net                                     $5,243,776
                                                                        ================

 ----------------------------------------------- -- ---------------- -- ---------------- ----


                       COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                         (UNAUDITED)


NOTE C - OTHER ASSETS

    Other assets consisted of the following.


 ------------------------------------------------------------ -----------------------------------------------------
                                                                             August 31,          February 28,
     (Dollar amounts in thousands)                                            1999                  1999
 -------------------------------------------------------------------- -- ----------------- --- ---------------- ---
     Servicing hedge instruments                                              $1,730,945              $991,401
     Trading securities                                                        1,423,701             1,460,446
     Mortgage-backed securities retained in securitization                       553,153               500,631
     Rewarehoused FHA and VA loans                                               300,763               216,598
     Loans held for investment                                                   183,331               125,236
     Servicing related advances                                                  177,255               199,143
     Receivables related to broker-dealer activities                              91,540               401,232
     Reverse repurchase agreements                                                78,278                76,246
     Equity Securities                                                            59,405                59,875
     Accrued interest                                                             58,003               102,093
     Other                                                                       438,860               417,207
                                                                         ----------------- --- ----------------
                                                                              $5,095,234            $4,550,108
                                                                         =================     ================




NOTE D - AVAILABLE FOR SALE SECURITIES

    Amortized cost and fair value of available for sale securities were as follows.


 ---------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                                              August 31, 1999

                                      Amortized           Unrealized         Unrealized             Fair
 (Dollar amounts in thousands)           Cost               Gains              Losses               Value
 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

      Mortgage-backed
        securities retained in
        securitization                   $557,914            $17,307            ($22,068)           $553,153
      Principal only securities           850,952              2,616             (49,518)            804,050
      Equity securities                    73,681             -                  (14,276)             59,405
                                    ================   =================   ================    ================
                                       $1,482,547            $19,923            ($85,862)         $1,416,608
                                    ================   =================   ================    ================


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
                                    ================   =================   ================    ================



NOTE E - NOTES PAYABLE

    Notes payable consisted of the following.


 ------------------------------------------------------------ -----------------------------------------------------
                                                                              August 31,          February 28,
     (Dollar amounts in thousands)                                              1999                  1999
 -------------------------------------------------------------------- -----------------    --- ---------------- ---

     Commercial paper                                                           $208,468              $176,559
     Medium-term notes, Series A, B, C, D, E, F, G, H
         and Euro Notes                                                        9,074,824             8,039,824
     Repurchase agreements                                                     1,345,615             1,517,405
     Subordinated notes                                                          200,000               200,000
     Other notes payable                                                             554                 1,971
                                                                         =================     ================
                                                                             $10,829,461            $9,935,759
                                                                         =================     ================



Commercial Paper and Backup Credit Facilities

    As of August 31, 1999, CHL, the Company's mortgage banking subsidiary, had unsecured credit agreements (revolving credit facilities) with consortiums of commercial banks permitting CHL to borrow an aggregate maximum amount of $5.0 billion. The facilities included a $4.0 billion revolving credit facility with forty-four commercial banks consisting of: (i) a five-year facility of $3.0 billion, which expires on September 24, 2002, and (ii) a one-year facility of $1.0 billion which was extended on September 22, 1999 to September 20, 2000. As consideration for the facility, CHL pays annual commitment fees of $3.8 million. There is an additional one-year facility, which expires April 12, 2000, with eleven of the forty-four banks referenced above for total commitments of $1.0 billion. As consideration for the facility, CHL pays annual commitment fees of $0.8 million. The purpose of these credit facilities is to provide liquidity backup for CHL's commercial paper program. No amount was outstanding under these revolving credit facilities at August 31, 1999. The weighted average borrowing rate on commercial paper borrowings for the six months ended August 31, 1999 was 5.00%. The weighted average borrowing rate on commercial paper outstanding as of August 31, 1999 was 5.69%. In addition, CHL has entered into a $1.5 billion committed mortgage loan conduit facility, with four commercial banks. The committed mortgage loan conduit facility has a maturity date of November 24, 1999. As consideration for this facility, CHL pays annual commitment fees of $1.9 million. Loans made under this facility are secured by conforming and non-conforming mortgage loans. All of the facilities contain various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL.





NOTE E - NOTES PAYABLE  (Continued)

Medium-Term Notes

    As of August 31, 1999, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission or issued by CHL pursuant to its Euro medium-term note program were as follows.


---------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                                        Outstanding Balance               Interest Rate             Maturity Date
 -----------------------------------------------------------------------------------------------  --------------------------
                         Floating-Rate   Fixed-Rate       Total         From        To           From            To
                         ------------------------------------------- ----------- ----------  -------------- -------------

      Series A                     -       $143,500      $143,500       7.29%       8.79%      Aug. 2000     Mar. 2002

      Series B                     -        301,000       301,000       6.53%       6.98%     Apr. 2000      Aug. 2005

      Series C              $163,000        197,000       360,000       5.07%       8.43%      Nov. 1999     Mar. 2004

      Series D                75,000        385,000       460,000       5.36%       6.88%      Aug. 2000    Sep.  2005

      Series E               310,000        690,000     1,000,000       5.17%       7.45%      Feb. 2000     Oct. 2008

      Series F               656,000      1,344,000     2,000,000       5.10%       7.00%      Oct. 1999      May 2013

      Series G               369,000        581,000       950,000       5.04%       7.00%      Oct. 1999     Nov. 2018

      Series H               114,500      1,912,000     2,026,500       5.16%       8.00%      Dec. 1999     Aug. 2019

      Euro Notes             709,600      1,124,224     1,833,824       5.07%       6.44%     Sept. 1999    Jan. 2009

                         -------------------------------------------
     Total                $2,397,100     $6,677,724    $9,074,824
                         ===========================================

---------------------------------------------------------------------------------------------------------------------------


    As of August 31, 1999, substantially all of the outstanding fixed-rate notes had been effectively converted through interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the six-months ended August 31, 1999, including the effect of the interest rate swap agreements, was 5.51%. As of August 31, 1999, $1,074 million foreign currency denominated fixed-rate notes issued pursuant to the Euro medium-term notes program were outstanding. Such notes are denominated in Deutsche Marks, French Francs, Portuguese Escudos and Euros. The Company manages the associated foreign currency risk by entering into currency swaps. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into U.S. dollars.

Repurchase Agreements

    The Company routinely enters into short-term financing arrangements to sell MBS under agreements to repurchase. The weighted average borrowing rate for the six-months ended August 31, 1999 was 4.93%. The weighted average borrowing rate on repurchase agreements outstanding as of August 31, 1999 was 5.41%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers or banks. All agreements are to repurchase the same or substantially identical MBS.



NOTE E - NOTES PAYABLE  (Continued)

Pre-Sale Funding Facilities

    As of August 31, 1999, CHL had uncommitted revolving credit facilities with the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. As of August 31, 1999, the Company had no outstanding borrowings under any of these facilities.


NOTE F - FINANCIAL INSTRUMENTS

    The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge.

-------------------------------------- -------------------- -------------------- ------------------ ---------------------
(Dollar amounts in millions)                 Balance,                              Dispositions/          Balance,
                                        February 28, 1999        Additions          Expirations          August 31,
                                                                                                            1999
-------------------------------------- -------------------- -------------------- ------------------ ---------------------

Interest Rate Floors                         $33,000                 13,000              -                $46,000
Long Call Options on
  Interest Rate Futures                      $32,000                 18,750           (14,250)            $36,500
Long Put Options on
  Interest Rate Futures                      $54,600                 3,500           (54,600)              $3,500
Short Call Options on
  Interest Rate Futures                      $22,000                 2,000            (4,000)             $20,000
Short Put Options on
  Interest Rate Futures                         $720                  -                (720)                 -
Interest Rate Futures                        $22,500                  -              (22,250)                 -
Capped Swaps                                  $1,000                  -                  -                 $1,000
Interest Rate Swaps                          $15,150                    300          (13,200)              $2,250
Interest Rate Cap                             $4,500                  -                  -                 $4,500
Swaptions                                    $32,550                 12,500           (6,800)             $38,250
Options on Callable Pass-through
  Certificates                                $4,561                  -                  -                 $4,561

-------------------------------------- -------------------- -------------------- ------------------ ---------------------


Fair Value of Financial Instruments

    The following disclosure of the estimated fair value of financial instruments as of August 31, 1999 and February 28, 1999 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


 ---- ------------------------------------------------- --------------------------------- --- ----------------------------

                                                                 August 31, 1999                   February 28, 1999
                                                        --------------------------------- --- ----------------------------

                                                           Carrying         Estimated        Carrying          Estimated
      (Dollar amounts in thousands)                        Amount          fair value        Amount           fair value
 ---- ------------------------------------------------- -------------- -- ------------- -- ------------- --- -------------
      Assets:
          Mortgage loans and mortgage-backed securities
             held for sale                               $5,497,119        $5,497,119       $6,231,220        $6,231,220
          Items included in other assets:
               Trading securities                         1,423,701         1,423,701        1,460,446         1,460,446
             Loans held for investment                      183,331           183,331          125,236           125,236
             Receivables related to broker-dealer activities 91,540            91,540          401,232           401,232
             Reverse repurchase agreements                   78,278            78,278           76,246            76,246
             Principal only securities purchased            804,050           804,050           32,826            32,826
             Mortgage-backed securities retained in
               Securitizations                              553,153           553,153          500,631           500,631
             Equity Securities - restricted and unrestricted 59,405            59,405           59,875            46,971
             Rewarehoused FHA and VA loans                  300,763           300,763          216,598           216,598

      Liabilities:
          Notes payable                                  10,829,461        10,533,277        9,935,759         9,883,859
          Securities sold not yet purchased                 111,677           111,677           84,775            84,775

      Derivatives:
          Interest rate floors                              445,942           303,803          426,838           402,061
          Forward contracts on MBS                           (5,035)           71,328           12,775           120,709
          Options on MBS                                     12,557             7,230           34,883            62,475
          Options on interest rate futures                   33,530            20,242           18,261            15,729
          Options on callable pass-through certificates      54,592            24,297           55,593            36,460
          Interest rate caps                                 84,146            74,122           77,508            40,437
          Capped Swaps                                         (619)           (3,927)           8,470             3,092
          Swaptions                                         358,086           155,712          337,703           271,073
          Interest rate futures                                   -                 -           57,280            57,280
          Interest rate swaps                               (17,607)         (205,901)          43,570            93,205

      Short-term commitments to extend credit                     -            34,000                -            26,400

 ---- ------------------------------------------------- -------------- -- ------------- -- ------------- --- -------------

    The fair value estimates as of August 31, 1999 and February 28, 1999 are based on pertinent information that was available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.


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





NOTE H - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

Summarized financial information for Countrywide Home Loans, Inc. was as follows.


 ---- ----------------------------------------- ---- ------------------------------------------------- ---------
                                                              August 31,                 February 28,
      (Dollar amounts in thousands)                               1999                       1999
 ---- ---------------------------------------------- ------- -------------- ----------- -------------- ---------
       Balance Sheets:

       Mortgage loans and mortgage-backed
           securities held for sale                            $5,497,119                $ 6,231,220
       Mortgage servicing rights, net                           5,243,776                  4,496,439
       Other assets                                             3,790,303                  2,955,382
                                                             ==============             ==============
         Total assets
                                                              $14,531,198                $13,683,041
                                                             ==============             ==============

        Short- and long-term debt                             $10,519,001                 $9,910,966
        Other liabilities                                       1,528,952                  1,434,727
        Equity                                                  2,483,245                  2,337,348
                                                             ==============             ==============
          Total liabilities and equity                        $14,531,198                $13,683,041
                                                             ==============             ==============


 ---- ---------------------------------------------- ------- -------------- ----------- -------------- ---------

 ----- ----------------------------------------- --- --------------------------------------------------- --------
                                                                    Six Months Ended August 31,
       (Dollar amounts in thousands)                                1999                      1998
 ----- --------------------------------------------- ------- --------------- ---------- --------------- ---------
                                                             --------------- ---------- --------------- ---------
       Statements of Earnings:

         Revenues                                                $870,567                  $790,473
         Expenses                                                 596,526                   542,574
         Provision for income taxes                               106,876                    96,681
                                                             ===============            ===============
           Net earnings                                          $167,165                  $151,218
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



NOTE J - SEGMENTS AND RELATED INFORMATION

    The Company has three major segments: Loan Production, Loan Servicing and Capital Markets. The Loan Production segment is comprised of the Consumer Markets, Wholesale and Correspondent Divisions and Full Spectrum Lending, Inc. The Loan Production segment originates and purchases conventional mortgage loans, mortgage loans insured by the FHA and VA, home equity and sub-prime loans and sells those loans to permanent investors. The Loan Servicing segment services on a primarily non-recourse basis substantially all of the mortgage loans originated and purchased by the Loan Production segment. In addition, the Loan Servicing segment purchases bulk servicing rights, also on a non-recourse basis, to service single-family residential mortgage loans originated by other lenders. The Capital Markets segment trades securities, primarily mortgage-related securities, with broker-dealers and institutional investors and, as an agent, facilitates the purchase and sale of bulk servicing rights and mortgage loans. Included in the tables below labeled "Other" are the operating segments that provide ancillary services and certain reclassifications to conform management reporting to the consolidated financial statements.


---------------------------------------------------------------------------------------------------------------------
                                               For the three months ended August 31, 1999
-------------------------------- -- -- ----------- --- ---------- -- ------------ -- ------------ -- ------------ ---
(Dollars in thousands)                    Loan            Loan         Capital                       Consolidated
                                       Production      Servicing       Markets          Other           Total
-------------------------------- -- -- ----------- --- ---------- -- ------------ -- ------------ -- ------------ ---
Non-interest revenues                     $266,655      $200,421        $15,145         $23,648        $505,869

Interest earned                          189,289          52,923         22,801             (36)        264,977
Interest charges                        (140,062)        (75,419)       (17,454)           (896)       (233,831)
                                       -----------    -----------    ------------    ------------    ------------
      Net interest income (expense)        49,227        (22,496)         5,347            (932)         31,146
                                       -----------    -----------    ------------    ------------    ------------

    Total revenue                        $315,882       $177,925        $20,492         $22,716        $537,015
                                       ===========    ===========    ============    ============    ============

Segment earnings (pre-tax)               $100,240        $63,768         $7,598          $2,989        $174,595
Segment assets                         $6,439,322     $8,156,847     $1,663,322        ($28,046)     $16,231,445

-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ ---

--------------------------------------------------------------------------------------------------------------------
                                                For the six months ended August 31, 1999
-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --
(Dollars in thousands)                    Loan           Loan          Capital                       Consolidated
                                       Production      Servicing       Markets          Other           Total
-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --
Non-interest revenues                   $569,613        $365,617        $28,772         $51,049      $1,015,051

Interest earned                          379,523         112,603         51,311          (2,898)        540,539
Interest charges                        (284,797)       (158,744)       (39,230)          1,199        (481,572)
                                       -----------    -----------    ------------    ------------    ------------
      Net interest income (expense)       94,726         (46,141)        12,081          (1,699)         58,967
                                       -----------    -----------    ------------    ------------    ------------

    Total revenue                       $664,339        $319,476        $40,853         $49,350      $1,074,018
                                       ===========    ===========    ============    ============    ============

Segment earnings (pre-tax)                $226,158       $93,750        $15,373          $8,788        $344,069
Segment assets                         $6,439,322     $8,156,847     $1,663,322        ($28,046)     $16,231,445

-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --




NOTE J - SEGMENTS AND RELATED INFORMATION (Continued)


---------------------------------------------------------------------------------------------------------------------
                                               For the three months ended August 31, 1998
-------------------------------- -- -- ----------- --- ----------- -- ------------ -- ------------ -- ------------ --
(Dollars in thousands)                    Loan            Loan          Capital                       Consolidated
                                       Production       Servicing       Markets          Other           Total
-------------------------------- -- -- ----------- --- ----------- -- ------------ -- ------------ -- ------------ --
Non-interest revenues                    $316,474        $117,730        $14,091         $24,235        $472,530

Interest earned                           186,236          66,308          3,319          (2,585)        253,278
Interest charges                         (154,395)        (88,452)        (2,073)          1,269        (243,651)
                                       -----------     -----------    ------------    ------------    ------------
      Net interest income (expense)        31,841         (22,144)         1,246          (1,316)          9,627
                                       -----------     -----------    ------------    ------------    ------------

    Total revenue                        $348,315         $95,586        $15,337         $22,919        $482,157
                                       ===========     ===========    ============    ============    ============

Segment earnings (pre-tax)               $146,579         ($2,412)        $6,786          $4,911        $155,864
Segment assets                         $6,074,181      $6,484,205     $1,626,042         $66,835      $14,251,263

-------------------------------- -- -- ----------- --- ----------- -- ------------ -- ------------ -- ------------ --

--------------------------------------------------------------------------------------------------------------------
                                                For the Six months ended August 31, 1998
-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --
(Dollars in thousands)                    Loan           Loan          Capital                       Consolidated
                                       Production      Servicing       Markets          Other           Total
-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --
Non-interest revenues                    $603,519       $234,189         25,677         $47,878        $911,263

Interest earned                           359,096        130,910          4,099                         496,046
                                                                                          1,941
Interest charges                         (297,301)      (174,228)        (2,375)           (983)       (474,887)
                                       -----------    -----------    ------------    ------------    ------------
      Net interest income (expense)        61,795        (43,318)         1,724             958          21,159
                                       -----------    -----------    ------------    ------------    ------------

    Total revenue                        $665,314       $190,871        $27,401         $48,836        $932,422
                                       ===========    ===========    ============    ============    ============

Segment earnings (pre-tax)               $282,581        ($3,007)       $12,034         $13,033        $304,641
Segment assets                         $6,074,181     $6,484,205     $1,626,042         $66,835      $14,251,263

-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --


NOTE K - SUBSEQUENT EVENTS

    On September 22, 1999, CHL renewed the $1.0 billion one-year portion of the $4.0 billion revolving credit facility. This renewal will expire on September 20, 2000.

    On September 20, 1999, the Company declared a cash dividend of $0.10 per common share payable November 1, 1999 to shareholders of record on October 14, 1999.



NOTE L - EARNINGS PER SHARE

    Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The following table presents basic and diluted EPS for the three and six month periods ended August 31, 1999 and 1998.


------------------------ -- -- ----- ------------------------------------ -- ----- ----
                                             Three Months Ended August   31,
                         -- -- ----- ------------------------------------ -- ----- ----
                                     1999                             1998
                         --------- --------- ---------   ---------- --------- ---------
(Dollar amounts in                           Per-Share                        Per-Share
thousands, except per    Net                  Amount     Net                   Amount
share data)              Earnings   Shares               Earnings    Shares
------------------------           --------- ---------              --------- ---------
                         =========                       ==========
Net earnings             $106,503                          $95,077
                         =========                       ==========

Basic EPS
Net earnings available
to common shareholders   $106,503   112,991     $0.94      $95,077   111,153   $ 0.86

Effect of dilutive
stock options               -         4,355                  -         6,207
                         --------- ---------             ---------- ---------

Diluted EPS
Net earnings available
to common shareholders   $106,503   117,346     $0.91      $95,077   117,360   $ 0.81
                         ========= ========= =========   ========== ========= ---------

------------------------ --------- --------- --------- - ---------- --------- ---------

------------------------ -- -- ----- ------------------------------------ -- ----- ----
                                             Six Months Ended August 31,
                         -- -- ----- ------------------------------------ -- ----- ----
                                     1999                             1998
                         --------- --------- ---------   ---------- --------- ---------
(Dollar amounts in                           Per-Share                        Per-Share
thousands, except per    Net                  Amount     Net                   Amount
share data)              Earnings   Shares               Earnings    Shares
------------------------           --------- ---------              --------- ---------
                         =========                       ==========
Net earnings             $209,882                         $185,831
                         =========                       ==========

Basic EPS
Net earnings available
to common shareholders   $209,882   112,871     $1.86     $185,831   110,640   $ 1.68

Effect of dilutive
stock options               -         4,568                  -         6,260
                         --------- ---------             ---------- ---------

Diluted EPS
Net earnings available
to common shareholders   $209,882   117,439     $1.79     $185,831   116,900   $ 1.59
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

Page 16


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

RESULTS OF OPERATIONS

     Quarter Ended August 31, 1999 Compared to Quarter Ended August 31, 1998 Revenues for the quarter ended August 31, 1999 increased 11% to $537.0 million, up from $482.2 million for the quarter ended August 31, 1998. Net earnings increased 12% to $106.5 million for the quarter ended August 31, 1999, up from $95.1 million for the quarter ended August 31, 1998. The increase in revenues and net earnings for the quarter ended August 31, 1999 compared to the quarter ended August 31, 1998 was primarily attributed to improved profitabiliy in the loan servicing segment, along with an increased contribution from non traditional loan products (home equity and sub-prime loans). This was partially offset by a decline in earnings contribution from the Company's traditional prime loan origination business, attributable to the decline in loan refinancings.


     The total volume of loans produced by the Company decreased 14% to $19.6 billion for the quarter ended August 31, 1999, down from $22.9 billion for the quarter ended August 31, 1998. The decrease in loan production was primarily due to a decrease in the mortgage market, primarily refinances, partially offset by an increase in the Company's market share. Purchase fundings increased 19% to $13.7 billion, or 70% of total fundings, for the quarter ended August 31, 1999 as compared to $11.5 billion, or 50% of total fundings, for the quarter ended August 31, 1998. Fixed-rate mortgage loan production totaled $16.8 billion, or 85% of total fundings, for the quarter ended August 31, 1999 as compared to $21.7 billion, or 95% of total fundings, for the quarter ended August 31, 1998.


     Total loan volume in the Company's production Divisions is summarized below.


-------------------------------------------- -----------------------------------

       (Dollar amounts in millions)                    Loan Production
                                                Three Months Ended August 31,
-------------------------------------------- ------------------------------------

                                                 1999                   1998
                                             -------------          -------------

    Consumer Markets Division                    $6,054               $  7,258
    Wholesale Lending Division                    5,458                  7,527
    Correspondent Lending Division                7,734                  7,962
      Full Spectrum Lending, Inc.                   379                    187
                                             =============          =============

    Total Loan Volume                           $19,625                $22,934
                                             =============          =============

--------------------------------------------------------------------------------

    The factors which affect the relative volume of production among the Company's Divisions include the price competitiveness of each Division's product offerings, the level of mortgage lending activity in each Division's market and the success of each Division's sales and marketing efforts.

    Included in the Company's total volume of loans produced are $1.2 billion of home equity loans funded in the quarter ended August 31, 1999 and $613 million funded in the quarter ended August 31, 1998. Sub-prime loan production, which is also included in the Company's total production volume, was $1.3 billion in the quarter ended August 31, 1999 and $872 million in the quarter ended August 31, 1998.

    As of August 31, 1999 and 1998, the Company's pipeline of loans in process was $10.9 billion and $13.1 billion, respectively. Historically, approximately 43% to 77% of the pipeline of loans in process have funded. In addition, as of August 31, 1999, the Company had committed to make loans in the amount of $3.1 billion, subject to property identification and approval of the loans (the "LOCK 'N SHOP (R) Pipeline"). As of August 31, 1998, the LOCK 'N SHOP (R) Pipeline was $1.3 billion. During the quarters ended August 31, 1999 and 1998, the Company received 265,263 and 287,748 new loan applications, respectively, at an average daily rate of $416 million and $499 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production Divisions' loan processing efficiency and loan pricing decisions.

    Loan origination fees decreased in the quarter ended August 31, 1999 as compared to the quarter ended August 31, 1998 primarily due to lower production and a change in the Divisional mix. The Consumer Markets Division and Wholesale Lending Division (which, due to their cost structures, charge higher origination fees per dollar loaned than the Correspondent Division), comprised a lower percentage of total production in the quarter ended August 31, 1999 than in the quarter ended August 31, 1998. Gain on sale of loans also decreased in the quarter ended August 31, 1999 as compared to the quarter ended August 31, 1998 primarily due to lower production volume combined with reduced margins on prime credit quality mortgages. These factors were partially offset by increased sales during the quarter ended August 31, 1999 of higher margin home equity and sub-prime loans. The sale of home equity loans contributed $26.5 million and $17.3 million to gain on sale of loans in the quarter ended August 31, 1999 and the quarter ended August 31, 1998, respectively. Sub-prime loans contributed $48.2 million to the gain on sale of loans in the quarter ended August 31, 1999 and $26.9 million in the quarter ended August 31, 1998. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate volatility and the general direction of interest rates.

    Net interest income (interest earned net of interest charges) increased to $31.1 million for the quarter ended August 31, 1999, up from $9.6 million for the quarter ended August 31, 1998. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($49.2 million and $31.8 million for the quarter ended August 31, 1999 and the quarter ended August 31, 1998, respectively); (ii) interest expense related to the Company's investment in servicing rights ($75.4 million and $88.5 million for the quarter ended August 31, 1999 and the quarter ended August 31, 1998, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($52.9 million and $66.3 million for the quarter ended August 31, 1999 and the quarter ended August 31, 1998, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was primarily attributable to a higher net earnings rate combined with a longer warehousing period during the quarter ended August 31, 1999. The decrease in interest expense on the investment in servicing rights resulted primarily from a decrease in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs"). The decrease in net interest income earned from the custodial balances was primarily related to a decrease in the average custodial balances caused by a decrease in the amount of prepayments.

    During the quarter ended August 31, 1999, loan servicing income before amortization increased primarily due to growth of the loan servicing portfolio. As of August 31, 1999, the Company serviced $236 billion of loans (including $2.4 billion of loans subserviced for others), up from $195 billion (including $2.4 billion of loans subserviced for others) as of August 31, 1998, which was a 22% increase. The growth in the Company's servicing portfolio since August 31, 1998 was the result of loan production volume and the acquisition of bulk servicing rights. This was partially offset by prepayments, partial prepayments and scheduled amortization.

    During the quarter ended August 31, 1999, the annual prepayment rate of the Company's servicing portfolio was 15%, compared to 26% for the quarter ended August 31, 1998. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio as of August 31, 1999 was 7.4% compared to 7.7% as of August 31, 1998.

    The Company recorded amortization and net recovery of its MSRs for the quarter ended August 31, 1999 totaling $63.8 million (consisting of amortization amounting to $118.1 million and recovery of previous impairment of $54.3 million), compared to $441.0 million of amortization and impairment (consisting of amortization amounting to $136.1 million and impairment of $304.9 million) for the quarter ended August 31, 1998. To mitigate the effect on earnings of MSR impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). The factors affecting the amount of amortization and impairment of the MSRs recorded in an accounting period include the level of prepayments during the period, the change in estimated future prepayments and the amount of Servicing Hedge gains or losses.

    In the quarter ended August 31, 1999, the Company recognized a net expense of $65.6 million from its Servicing Hedge. The net expense included unrealized net losses of $37.1 million and realized net expense of $28.5 million from premium amortization and the sale of various financial instruments that comprise the Servicing Hedge. In the quarter ended August 31, 1998, the Company recognized a net benefit of $289.2 million from its Servicing Hedge. The net benefit included unrealized gains of $268.0 million and net realized gains of $21.2 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization. There can be no assurance that the Servicing Hedge will generate gains in the future, or if gains are generated that they will fully offset impairment of the MSRs.

    The financial instruments that comprised the Servicing Hedge include options on interest rate futures, interest rate futures, interest rate floors, interest rate swaps, interest rate swaps with the Company's maximum payment capped ("Capped Swaps"), options on interest rate swaps ("Swaptions"), interest rate caps, principal only securities ("P/O securities") and options on callable pass-through certificates ("options on CPC").

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

    The Swaptions consist of options to enter into a receive-fixed, pay-floating interest swap ("Receiver Swaption") and options to enter into a pay-fixed, receive-floating interest rate swap ("Payor Swaption") at a future date or to settle the transaction for cash.

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

    The Servicing Hedge is designed to protect the value of the MSRs from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of the hedge instruments declines. With respect to the floors, options, caps, Swaptions, options on CPC and P/O Securities, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. The Company's exposure to loss on futures is related to changes in the LIBOR rate over the life of the contract. The Company was not a party to any futures contracts at August 31, 1999. With respect to the Interest Rate Swaps contracts entered into by the Company as of August 31, 1999, the Company estimates that its maximum exposure to loss over the contractual term is $41 million. With respect to the Capped Swaps contracts entered into by the Company as of August 31, 1999, the Company estimates that its maximum exposure over the contractual term is $12 million.

Salaries and related expenses are summarized below for the quarters ended August 31, 1999 and 1998.


 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                   Quarter Ended August 31, 1999
      thousands)
  ---- --------------------------- - -- ------ ------------------------------------------------- ----- -- ---- -----

                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                    $62,934         $15,353         $26,607            $14,232        $119,126

      Incentive Bonus                   30,097             801           5,222              6,043          42,163

      Payroll Taxes and Benefits        12,912           3,230           5,146              1,752          23,040
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $105,943         $19,384         $36,975            $22,027        $184,329
                                     ============    =============    =============    =============    ------------

      Average      Number     of         6,076           2,182            2,225               780          11,263
      Employees



 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                   Quarter Ended August 31, 1998
      thousands)
 ---- --------------------------- -- ------ ------------------------------------------------- ----- -- ---- -----

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
      Employees


 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

     The amount of salaries increased during the quarter ended August 31, 1999 reflecting the Company's strategy of expanding and enhancing its Consumer Markets branch network, including new retail sub-prime branches. This was partially offset by a reduction in loan processing personnel resulting from the decline in refinance activity.

     In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries also contributed to the increase. Incentive bonuses earned during the quarter ended August 31, 1999 decreased primarily due to the decline in production volume.

    Occupancy and other office expenses for the quarter ended August 31, 1999 increased to $69.7 million from $64.4 million for the quarter ended August 31, 1998. This was primarily due to: (i) the continued effort by the Company to expand its Consumer Markets branch network, including new retail sub-prime branches; (ii) a larger servicing portfolio and (iii) growth in the Company's non-mortgage banking activities.

     Guarantee fees represent fees paid to Fannie Mae, Freddie Mac, and Ginnie Mae("GSEs") toguarantee timely and full payment of principal and interest on MBS and to transfer the credit risk of the loans in the servicing portfolio sold to these entities. For the quarter ended August 31, 1999, guarantee fees increased 6% to $48.0 million, up from $45.4 million for the quarter ended August 31, 1998. The increase resulted from an increase in the servicing portfolio, changes in the mix of the portfolio guaranteed by the GSEs and terms negotiated at the time of loan sales.

    Marketing expenses for the quarter ended August 31, 1999 increased 35% to $21.1 million as compared to $15.6 million for the quarter ended August 31, 1998. This increase supported the larger Consumer Markets branch network, including the retail subprime branches.

Other operating expenses were $39.3 million for the quarter ended August 31, 1999 as compared to $39.2 million August 31, 1998.

Profitability of Loan Production Segment

     In the quarter ended August 31, 1999, pre-tax earnings from loan production segment activities (which include loan origination and purchases, warehousing and sales) were $100.2 million. In the quarter ended August 31, 1998, comparable pre-tax earnings were $146.6 million. The decrease of $46.4 million was primarily attributable to decreased production combined with reduced margins on prime credit quality mortgages which in turn was attributable to the decline in refinance acitivitity. These factors were partially offset by increased sales of higher margin home equity and subprime loans.

Profitability of Loan Servicing Segment

     In the quarter ended August 31, 1999, pre-tax income from loan servicing segment activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent, marketing foreclosed properties and acting as reinsurer) was $63.8 million as compared to a $2.4 million loss in the quarter ended August 31, 1998. The increase of $66.2 million is primarily due to an increase in servicing revenues resulting from servicing portfolio growth combined with a reduction in the amortization rate of the servicing asset attributable to the decline in refinance activity. These positive factors were partially offset by higher servicing costs.

Profitability of Capital Markets Segment

    In the quarter ended August 31, 1999, pre-tax earnings from the capital markets segment were $7.6 million. In the quarter ended August 31, 1998, comparable pre-tax earnings were $6.8 million. The increase of $0.8 million was primarily due to increased trading volumes.

Profitability of Other Activities

    In addition to loan production, loan servicing and capital markets, the Company offers ancillary products and services related to its mortgage banking activities, primarily through its subsidiary, LandSafe, Inc. Through several subsidiaries, LandSafe, Inc. acts as a title insurance agent and a provider of settlement, escrow, appraisal and credit reporting, and home inspection and flood zone determination services. In addition, through its subsidiaries, LandSafe, Inc. provides property profiles to realtors, builders, consumers, mortgage brokers and other financial institutions. For the quarter ended August 31, 1999, LandSafe Inc. contributed $3.9 million to the Company's pre-tax income compared to $5.8 million for the quarter ended August 31, 1998. The decrease in the profitability of LandSafe Inc. resulted primarily from decreased title business attributable to the decline in refinance activity.

    The Company's other activities consist primarily of the operations of its holding company. The operations of other activities, excluding LandSafe Inc., incurred pre-tax losses of $0.9 million during the quarter ended August 31, 1999 compared to pre-tax loss of $0.9 million during the quarter ended August 31, 1998.


RESULTS OF OPERATIONS

Six Months Ended August 31, 1999 Compared to Six Months Ended August 31, 1998

     Revenues for the six months ended August 31, 1999 increased 15% to $1,074.0 million, up from $932.4 million for the six months ended August 31, 1998. Net earnings increased 13% to $209.9 million for the six months ended August 31, 1999, up from $185.8 million for August 31, 1998. The increase in revenues and net earnings for the six months ended August 31, 1999 compared to the six months ended August 31, 1998 was primarily attributed to improved profitability in the loan servicing segment, along with an increased contribution from non traditional loan products (home equity and sub-prime loans). This was partially offset by a decline in earnings contribution from the Company's traditional prime loan origination business, attributable to the decline in loan refinancings.

         The total volume of loans produced by the Company decreased 2% to $42.8 billion for the six months ended August 31, 1999, down from $43.8 billion for the six months ended August 31, 1998. The decrease in loan production was primarily due to a decrease in the mortgage market, driven largely by a reduction in refinances, partially offset by an increase in the Company's market share. Purchase fundings increased 24% to $25.4 billion, or 59% of total fundings, for the six months ended August 31, 1999 as compared to $20.5 billion, or 47% of total fundings, for the six months ended August 31, 1998. Fixed-rate mortgage loan production totaled $38.4 billion, or 90% of total fundings, for the six months ended August 31, 1999 as compared to $41.1 billion, or 94% of total fundings, for the six months ended August 31, 1998.

Total loan volume in the Company's production Divisions is summarized below.


-------------------------------------------- ------------------------------------ --------

       (Dollar amounts in millions)                    Loan Production
                                                 Six Months Ended August 31,
-------------------------------------------- ------------------------------------ --------

                                                 1999                   1998
                                             -------------          -------------

    Consumer Markets Division                   $13,089              $  13,259
    Wholesale Lending Division                   12,580                 14,989
    Correspondent Lending Division               16,446                 15,249
      Full Spectrum Lending, Inc.                   703                    313
                                             =============          =============

    Total Loan Volume                           $42,818               $ 43,810
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

    Included in the Company's total volume of loans produced are $1.9 billion of home equity loans funded in the six months ended August 31, 1999 and $1.1 billion funded in the six ended August 31, 1998. Sub-prime loan production, which is also included in the Company's total production volume, was $2.1 billion in the six months ended August 31, 1999 and $1.4 billion in the six months ended August 31, 1998.

    Loan origination fees decreased in the six months ended August 31, 1999 as compared to the six months ended August 31, 1998 primarily due to lower production and a change in the Divisional mix. The Wholesale Lending Division (which, due to its cost structure, charges higher origination fees per dollar loaned than the Correspondent Division), comprised a lower percentage of total production in the six month ended August 31, 1999 than in the six months ended August 31, 1998. Gain on sale of loans also decreased in the six months ended August 31, 1999 as compared to the six months ended August 31, 1998 primarily due to lower production volume and reduced margins on prime credit quality mortgages partially offset by increased sales during the six months ended August 31, 1999 of higher margin home equity and sub-prime loans.

    Net interest income (interest earned net of interest charges) increased to $59.0 million for the six months ended August 31, 1999, up from $21.2 million for the six months ended August 31, 1998. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($94.7 million and $61.8 million for the six months August 31, 1999 and the six months ended August 31, 1998, respectively); (ii) interest expense related to the Company's investment in servicing rights ($158.7 million and $174.2 million for the quarter ended August 31, 1999 and the six months ended August 31, 1998, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($112.6 million and $130.9 million for the six months ended August 31, 1999 and the six months ended August 31, 1998, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was primarily attributable to an increase in inventory levels as a result of a longer warehouse period combined with a higher net earnings rate during the quarter ended August 31, 1999. The decrease in interest expense on the investment in servicing rights resulted primarily from a decrease in (Interest Costs Incurred on Payoffs). The decrease in net interest income earned from the custodial balances was primarily related to a decrease in the average custodial balances caused by a decrease in the amount of prepayments.

    During the six months ended August 31, 1999, loan servicing income before amortization increased primarily due to growth of the loan servicing portfolio. The growth in the Company's servicing portfolio since August 31, 1998 was the result of loan production volume and the acquisition of bulk servicing rights. This was partially offset by prepayments, partially prepayments and scheduled amortization.

    During the six months ended August 31, 1999, the annual prepayment rate of the Company's servicing portfolio was 18%, compared to 27% for the six months ended August 31, 1998. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market.

    The Company recorded amortization and net recovery of its MSRs for the six months ended August 31, 1999 totaling $39.3 million (consisting of amortization amounting to $245.1 million and recovery of previous impairment of $205.8 million), compared to $590.3 million of amortization and impairment (consisting of amortization amounting to $269.0 million and impairment of $321.3 million) for the six months ended August 31, 1998. To mitigate the effect on earnings of MSR impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). The factors affecting the amount of amortization and impairment of the MSRs recorded in an accounting period include the level of prepayments during the period, the change in estimated future prepayments and the amount of Servicing Hedge gains or losses.

    In the six months ended August 31, 1999, the Company recognized a net expense of $237.0 million from its Servicing Hedge. The net expense included unrealized net losses of $219.9 million and realized net expense of $17.1 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization. In the six months ended August 31, 1998, the Company recognized a net benefit of $289.2 million from its Servicing Hedge. The net benefit included unrealized gains of $272.7 million and net realized gains of $17.2 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization. There can be no assurance that the Servicing Hedge will generate gains in the future, or if gains are generated that they will fully offset impairment of the MSRs.




    Salaries and related expenses are summarized below for the six months ended August 31, 1999 and 1998.



 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                 Six Months Ended August 31, 1999
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                   $125,408         $30,333         $51,683            $27,184        $234,608

      Incentive Bonus                   62,953           1,495          11,072             12,428          87,948

      Payroll Taxes and Benefits        27,393           6,410           9,749              3,647          47,199
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $215,754         $38,238         $72,504            $43,259        $369,755
                                     ============    =============    =============    =============    ------------

      Average      Number     of         6,228           2,172            2,159               821          11,380
      Employees


 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                 Six Months Ended August 31, 1998
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                    $93,103         $23,435         $42,625            $18,168       $ 177,331

      Incentive Bonus                   71,196             481           9,892              8,669          90,238

      Payroll Taxes and Benefits        24,183           5,325           8,321              2,842          40,671
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $188,482         $29,241         $60,838            $29,679        $308,240
                                     ============    =============    =============    =============    ------------

      Average      Number     of         4,859           1,795            1,693               625           8,972
      Employees





    The amount of salaries increased during the six months ended August 31, 1999 reflecting the Company's strategy of expanding and enhancing its Consumer Markets and Wholesale branch networks, including new retail sub-prime branches. This was partially offset by a reduction in loan processing personnel resulting from the decline in refinance activity.

In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries also contributed to the increase. Incentive bonuses earned during the six months ended August 31, 1999 decreased primarily due to the reduction in production.

    Occupancy and other office expenses for the six months ended August 31, 1999 increased to $143.3 million from $125.3 million for the six months ended August 31, 1998. This was primarily due to: (i) the continued effort by the Company to expand its Consumer Markets and Wholesale branch networks, including new retail sub-prime branches; (ii) a larger servicing portfolio; and (iii) growth in the Company's non-mortgage banking activities.

     Guarantee fees represent fees paid to Fannie Mae, Freddie Mac, and Ginnie Mae to guarantee timely and full payment of principal and interest on MBS and to transfer the credit risk of the loans in the servicing portfolio sold to these entities. For the six months ended August 31, 1999, guarantee fees increased 4% to $93.8 million, up from $90.0 million for the six months ended August 31, 1998. The increase resulted from an increase in the servicing portfolio, changes in the mix of the portfolio guaranteed by the GSEs and terms negotiated at the time of loan sales.

    Marketing expenses for the six months ended August 31, 1999 increased 35% to $40.6 million compared to from $30.1 million for the six months ended August 31, 1998. This increase supported the larger Consumer Markets branch network, including the retail subprime branches.

    Other operating expenses for the six months ended August 31, 1999 increased from the six months ended August 31, 1998 by $8.4 million, or 11%. This increase was due primarily to the expansion of the production branch networks, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries in the six months ended August 31, 1999 as compared to the six months ended August 31, 1998.


Profitability of Loan Production Segment

     In the six months ended August 31, 1999, pre-tax earnings from loan production segment activities (which include loan origination and purchases, warehousing and sales) were $226.2 million. In the six months ended August 31, 1998, comparable pre-tax earnings were $282.6 million. The decrease of $56.4 million was primarily attributable to higher production costs and reduced margins on prime credit quality mortgages. These factors were partially offset by increased warehouse spread and greater originations and sales of higher margin home equity and subprime loans.

Profitability of Loan Servicing Segment

     In the six months ended August 31, 1999, pre-tax income from loan servicing segment activities (which include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent, marketing foreclosed properties and acting as reinsurer) was $93.8 million as compared to $3.0 million loss in the six months ended August 31, 1998. The increase of $96.8 million is primarily due to an increase in servicing revenues resulting from servicing portfolio growth combined with a reduction in the amortization rate of the servicing asset attributable to the declinein refinance activity. These positive factors were partially offset by higher servicing costs.

Profitability of Capital Markets Segment

    In the six months ended August 31, 1999, pre-tax earnings from the capital markets segment were $15.4 million. In the six months ended August 31, 1998, comparable pre-tax earnings were $12.0 million. The increase of $3.4 million was primarily due to increased trading volumes.

Profitability of Other Activities

    In addition to loan production, loan servicing and capital markets, the Company offers ancillary products and services related to its mortgage banking activities, primarily through its subsidiary, LandSafe, Inc. Through several subsidiaries, LandSafe, Inc. acts as a title insurance agent and a provider of settlement, escrow, appraisal and credit reporting, and home inspection and flood zone determination services. In addition, through its subsidiaries, LandSafe, Inc. provides property profiles to realtors, builders, consumers, mortgage brokers and other financial institutions. For the six months ended
August 31, 1999, LandSafe Inc. contributed $10.3 million to the Company's pre-tax income compared to $10.8 million for the six months ended August 31, 1998.

    The Company's other activities consist primarily of the operations of its holding company. The operations of other activities, excluding LandSafe Inc., incurred pre-tax losses of $1.6 million during the six months ended August 31, 1999 compared to pre-tax income of $2.2 million during the six months ended August 31, 1998. The decrease in pre-tax income resulted from a decrease in the CCI's net interest income related to a receivable from CHL that was eliminated by a capital contribution.

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

    Utilizing the sensitivity analyses described above, as of August 31, 1999, the Company estimates that a permanent 0.50% reduction in interest rates, all else being constant, would result in a $0.02 million after-tax loss related to its trading securities and a $7.4 million after-tax loss related to its other financial instruments. As of August 31, 1999, the Company estimates that this combined after-tax loss of $7.5 million is the largest such loss that would occur within the range of reasonably possible interest rate changes. These sensitivity analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario. Consequently, the preceding estimates should not be viewed as a forecast.

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


Cash Flows

    Operating Activities In the six months ended August 31, 1999, the Company's operating activities provided cash of approximately $0.5 billion. In the six months ended August 31, 1998, operating activities provided approximately $0.1 billion.

    Investing Activities The primary investing activity for which cash was used by the Company was the investment in MSRs. Net cash used by investing activities was $0.8 billion for the six months ended August 31, 1999 and $0.9 billion for the six months ended August 31, 1998.

    Financing Activities Net cash provided by financing activities amounted to $0.3 billion for the six months ended August 31, 1999. Net cash provided by financing activities amounted to $0.8 billion for the six months ended August 31, 1998. The increase or decrease in cash flow from financing activities was primarily the result of the change in the Company's mortgage loan inventory and investment in MSRs.

Prospective Trends

Applications and Pipeline of Loans in Process

    For the month ended September 30, 1999, the Company received new loan applications at an average daily rate of $314 million. As of September 30, 1999, the Company's pipeline of loans in process was $9.8 billion. This compares to a daily application rate for the month ended in September 30, 1998 of $625 million and a pipeline of loans in process as of September 31, 1998 of $15.9 billion. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK `N SHOP(R) Pipeline as of September 30, 1999 was $2.3 billion and as of September 30, 1998 was $1.5 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage loans, the level of competition in the market, the direction of interest rates, seasonal factors and general economic conditions.

Market Factors

      Loan production decreased 14% from the quarter ended August 31, 1998 to quarter ended August 31, 1999. This decrease was primarily due to a smaller mortgage market, driven by reduced refinances. Loan purchase production increased by 20% to $13.7 billion during the same period driven by a strong purchase market and an increase in the Company's market share.

    The prepayment rate in the servicing portfolio decreased from 26% for the quarter ended August 31, 1998 to 15% for the quarter ended August 31, 1999. This was due primarily to decreases in refinances.

     The loan origination segment has recently experienced increased pricing competition. The Company attributes this to excess capacity currently in the marketplace caused by the significant drop in refinance activity. This pricing competition is being exacerbated by increased consumer demand for adjustable rate mortgages, which certain banks and thrifts are currently pricing very competitively. The Company expects this heightened pricing competition to continue until remaining excess capacity in the marketplace is eliminated. Elimination of the remaining excess capacity should be aided by continued growth in the purchase loan market.

    The Company's California mortgage loan production (as measured by principal balance) constituted 21% of its total production during the quarter ended August 31, 1999 and 25% during the quarter ended August 31, 1998. The Company is continuing its efforts to expand its production capacity outside of California. Some regions in which the Company operates have experienced slower economic growth, and real estate financing activity in these regions has been impacted negatively. The Company has striven to diversify its mortgage banking activities geographically to mitigate such effects.

The delinquency rate in the Company's servicing portfolio, excluding sub-servicing, decreased to 3.36% at August 31, 1999 from 3.64% as of August 31, 1998. The Company believes that this decrease was primarily the result of changes in portfolio mix and aging. The proportion of government loans and high loan-to-value conventional loans (which tend to experience higher delinquency rates than low loan-to-value conventional loans) was 43% and 47% of the portfolio as of August 31, 1999 and August 31, 1998, respectively. In addition, the weighted average age of the portfolio was 25 months at August 31, 1999, down from 29 months as of August 31, 1998. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. However, because the loans in the portfolio are generally serviced on a non-recourse basis, the Company's exposure to credit loss resulting from increased delinquency rates is substantially limited. Furthermore the, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

    The percentage of loans in the Company's servicing portfolio, excluding sub-servicing, that are in foreclosure decreased to 0.28% as of August 31, 1999 from 0.36% as of August 31, 1998. Generally, the Company is not exposed to credit risk. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. While the Company does not generally retain credit risk with respect to the prime credit quality first mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company. Similarly, government loans serviced by the Company (24% of the Company's servicing portfolio as of August 31, 1999) are insured by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Administration. The Company is exposed to credit losses to the extent that the partial guarantee provided by the Department of Veterans Administration is inadequate to cover the total credit losses incurred. The Company retains credit risk on the home equity and sub-prime loans it securitizes, through retention of a subordinated interest. As of August 31, 1999, the Company had investments in such subordinated interests amounting to $388.1 million.

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

     Many of the Company's Client Server applications have been developed in-house and in a Year 2000 compliant format. The majority of these applications interface with the AS/400. The Company has reviewed each of its mission critical Client Server applications to confirm their Year 2000 readiness. Additionally, as part of this project, the Company has tested the interfaces between the individual mission critical Client Server applications and the AS/400 to confirm that accurate data is exchanged with the revised AS/400 programs. All of the Company's mission critical Client Server applications and nearly all of its less critical Client Server application have been forward-date tested. Newly-developed Client Server applications are forward-date tested before they are implemented into production.

    The Company's Infrastructure Project has inventoried the personal computers used by the Company's employees nationwide to determine the Year 2000 readiness of these computers. The Company has approximately five computers and related hardware which are not Year 2000 compliant, and they will be upgraded or replaced before December 31, 1999. As part of the Infrastructure Project, the Company also identified "shrink-wrapped" and desktop software used company-wide, as well as desktop software supporting individuals and individual business units, in order to determine whether the vendor is bringing its products into compliance. This Project also monitors websites and other available information concerning software and hardware vendors and disseminates the latest available information to those business units relying on the product. In the event that the products are not, or will not be compliant, the Company is assessing its need for these applications. With respect to non-compliant software, the Company will either seek alternative sources of similar applications, develop its own applications or attempt to obtain the source code and the vendor's authorization to re-engineer it.

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

     The Communications Project personnel have developed a database for collecting information regarding the Year 2000 status of the Company's strategic business partners and other vendors and suppliers. Individual business units identify contact information in the database regarding their respective business partners, vendors and suppliers. The database tracks the inquiry made of each such entity, that entity's response to the Company's inquiry and the Company's response to each entity's inquiry. Analysis of the information contained in the database and development of additional features and functions of the database are ongoing. The goal is to achieve a reasonable understanding of the Year 2000 readiness and contingency plans of the Company's business partners, vendors and suppliers in advance of the Year 2000. The Company has successfully completed company-wide testing of electronic interfaces with Freddie Mac, Fannie Mae and Ginnie Mae.

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

Costs

    The total cost associated with the Company's Year 2000 efforts is not expected to be material to the Company's financial position. The Company is expensing these costs during the period in which they are incurred. The estimated total cost of the Year 2000 Project is approximately $43.0 million, of which $31.4 million had been incurred through August 31, 1999. However, the Company's expectations about future costs associated with the Year 2000 are subject to uncertainties that could cause the actual results to differ materially from the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that are not year 2000 compliant, the nature and amount of programming required to replace or upgrade each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing Year 2000 issues.

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

                              PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits


10.7.2            Second Amendment to the Deferred Compensation Plan.

10.8.6            Short Term Facility Extension on Revolving Credit

10.23.3           Second Amendment to the Supplemental Executive Retirement
                   Plan.

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



                       COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                  (Registrant)






        DATE:      October 14, 1999             /s/ Stanford L. Kurland
                                        --------------------------------------
                                           Senior Managing Director and
                                                 Chief Operating Officer




        DATE:       October 14, 1999       /s/ Carlos M. Garcia
                                         --------------------------------------
                                         Managing Director; Chief Financial
                                       Officer and Chief Accounting Officer
                                       (Principal Financial Officer and
                                          Principal Accounting Officer)