Form 10-Q
period 1999-11-30
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 2000-01-14
CIK 25191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                                   (Mark One)

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999

                                                              OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________ to  ____________________

Commission File Number:         1-8422



                       COUNTRYWIDE CREDIT INDUSTRIES, INC.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                  13-2641992
--------------------------------------------------------- ---------------------
        (State or other jurisdiction of                   (IRS Employer
        incorporation or organization)                    Identification No.)

4500 Park Granada, Calabasas, California                     91302
--------------------------------------------------- ----------------------------
(Address of principal executive offices)                  (Zip Code)

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
                                        Yes         X            No
                                                 -------                --------

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                   Class                         Outstanding at January 13, 2000
        Common Stock $.05 par value                         113,329,466








                                     PART I
                              FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (Dollar  amounts in thousands, except per share data)
                                   A S S E T S

                                                                              November 30,           February 28,
                                                                                  1999                   1999
                                                                           -------------------    -------------------

Cash                                                                              $171,503              $  58,748
Mortgage loans and mortgage-backed securities held for sale                      3,556,272              6,231,220
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                       354,470                311,741
Mortgage servicing rights, net                                                   5,262,854              4,496,439
Other assets                                                                     6,225,356              4,550,108
                                                                           -------------------    -------------------
       Total assets                                                           $ 15,570,455           $ 15,648,256
                                                                           ===================    ===================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                                 $ 3,452,498             $ 4,020,998
                                                                           ===================    ===================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                                  $ 9,570,944            $ 9,935,759
Drafts payable issued in connection with mortgage loan closings                    368,465              1,083,499
Accounts payable, accrued liabilities and other                                  1,056,274                517,937
Deferred income taxes                                                            1,291,804              1,092,176
                                                                           -------------------    -------------------
       Total liabilities                                                        12,287,487             12,629,371

Commitments and contingencies                                                            -                      -

Company-obligated  mandatorily redeemable capital trust pass-through  securities of subsidiary trusts holding solely Company
   guaranteed related subordinated debt                                            500,000                500,000

Shareholders' equity
     Preferred stock - authorized, 1,500,000 share of $0.05 par value;
        issue and outstanding, none                                                      -                      -
     Common stock - authorized, 240,000,000 shares of $0.05 par value; issued and outstanding, 113,287,766  shares at
      November 30, 1999 and 112,619,313 shares at February 28, 1999                  5,664                  5,631
     Additional paid-in capital                                                  1,169,588              1,153,673
     Accumulated other comprehensive (loss) income                                 (48,022)               (19,593)
     Retained earnings                                                           1,655,738              1,379,174
                                                                           -------------------    -------------------
       Total shareholders' equity                                                2,782,968              2,518,885
                                                                           -------------------    -------------------
       Total liabilities and shareholders' equity                             $ 15,570,455           $ 15,648,256
                                                                           ===================    ===================

Borrower and investor custodial accounts                                       $ 3,452,498            $ 4,020,998
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

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
              (Dollar amounts in thousands, except per share data)


                                                               Three Months                        Nine Months
                                                            Ended November 30,                 Ended November 30,
                                                          1999                1998             1999               1998
                                                     ---------------- -- --------------    --------------    --------------
Revenues
   Loan origination fees                                 $74,598          $  166,934          $344,036         $ 462,740
   Gain on sale of loans, net of commitment fees         115,954             186,241           444,618           517,073
                                                     ----------------    --------------    --------------    --------------
     Loan production revenue                             190,552             353,175           788,654           979,813

   Interest earned                                       232,185             251,799           772,724           751,029
   Interest charges                                     (219,264)           (244,681)         (700,836)         (722,752)
                                                     ----------------    --------------    --------------    --------------
     Net interest income                                  12,921               7,118            71,888            28,277

   Loan servicing income                                 312,596             261,349           881,494           755,523
   Amortization & impairment/recovery
     of mortgage servicing
     rights, net of servicing hedge                      (75,984)           (147,897)         (352,264)         (448,340)
                                                     ----------------    --------------    --------------    --------------
     Net loan administration income                      236,612             113,452           529,230           307,183

   Commissions, fees and other income                     47,270              40,452           171,601           131,346
    Gain on sale of subsidiary                             4,424                   -             4,424                 -
                                                     ----------------    --------------    --------------    --------------
         Total revenues                                  491,779             514,197         1,565,797         1,446,619

Expenses
   Salaries and related expenses                         159,075             176,015           528,830           484,255
   Occupancy and other office expenses                    67,862              71,483           211,191           196,817
   Guarantee fees                                         49,892              45,634           143,699           135,655
   Marketing expenses                                     15,851              17,085            56,454            47,189
   Other operating expenses                               34,359              43,372           116,814           117,454
                                                     ----------------    --------------    --------------    --------------
         Total expenses                                  327,039             353,589         1,056,988           981,370
                                                     ----------------    --------------    --------------    --------------

Earnings before income taxes                             164,740             160,608           508,809           465,249
   Provision for income taxes                             64,176              62,637           198,363           181,447
                                                     ----------------    --------------    --------------    --------------

NET EARNINGS                                            $100,564           $  97,971          $310,446         $ 283,802
                                                     ================    ==============    ==============    ==============

Earnings per share
   Basic                                                   $0.89              $0.88              $2.75             $2.56
   Diluted                                                 $0.87              $0.84              $2.65             $2.43



                   The accompanying notes are an integral part
                              of these statements.


              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (Dollar amounts in thousands)
                                                                                                  Nine Months
                                                                                              Ended November 30,
                                                                                            1999                  1998
                                                                                       ----------------     -----------------
Cash flows from operating activities:
   Net earnings                                                                        $    310,446           $   283,802
      Adjustments to reconcile net earnings to net cash
       Provided (used) by operating activities:
      Gain on sale of available-for-sale securities                                         (11,914)              (56,820)
      Gain on sale of subsidiary                                                             (4,424)                    -
      Gain on sale of securitized service fees                                                 (444)                    -
     Amortization and impairment/recovery of mortgage
     servicing rights                                                                        90,514             1,271,231
     Depreciation and other amortization                                                     45,939                41,418
     Deferred income taxes                                                                  198,363               181,848

     Origination and purchase of loans held for sale                                    (55,533,204)          (67,812,248)
     Principal repayments and sale of loans                                              58,208,152            65,324,697
                                                                                       ----------------     -----------------
          Decrease (increase) in mortgage loans and mortgage-
               Backed securities held for sale                                            2,674,948            (2,487,551)

     Increase in other assets                                                              (849,160)           (1,526,884)
     Increase in accounts payable and accrued liabilities                                    85,861               674,181
                                                                                       ----------------     -----------------
       Net cash provided (used) by operating activities                                   2,540,129            (1,618,775)
                                                                                       ----------------     -----------------
Cash flows from investing activities:
   Additions to mortgage servicing rights, net                                            (1,075,699)          (1,391,224)
    Proceeds from sale of securitized service fees                                          134,480                     -
   Acquisition of insurance company                                                        (425,000)                    -
   Purchase of property, equipment and leasehold
     Improvements, net                                                                      (77,958)              (85,483)
   Proceeds from sale of available-for-sale securities                                       93,529               231,555
   Proceeds from sale of subsidiary                                                          21,053                     -
                                                                                       ----------------     -----------------
     Net cash used by investing activities                                               (1,329,595)           (1,245,152)
                                                                                       ----------------     -----------------
Cash flows from financing activities:
   Net decrease in warehouse debt and other
     short-term borrowings                                                               (1,723,786)              (64,844)
   Issuance of long-term debt                                                             1,462,355             3,062,070
   Repayment of long-term debt                                                             (818,418)             (144,796)
   Issuance of common stock                                                                  15,952                79,768
   Cash dividends paid                                                                      (33,882)              (26,648)
                                                                                       ----------------     -----------------
       Net cash provided (used) by financing activities                                  (1,097,779)            2,905,550
                                                                                       ----------------     -----------------
Net increase in cash                                                                        112,755                41,623
Cash at beginning of period                                                                  58,748                10,707
                                                                                       ================     =================
Cash at end of period                                                                      $171,503           $    52,330
                                                                                       ================     =================
Supplemental cash flow information:
   Cash used to pay interest                                                           $     671,340          $   422,788
   Cash used to pay income taxes                                                       $       1,270          $     1,367

Noncash financing activities:
   Unrealized gain (loss) on available-for-sale securities,
     net of tax                                                                        $     (28,429)         $   (14,772)


                   The accompanying notes are an integral part
                              of these statements.





              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                          (Dollar amounts in thousands)




                                                               Three Months                         Nine Months
                                                            Ended November 30,                  Ended November 30,
                                                            1999             1998               1999            1998
                                                      ---------------   ---------------   ---------------  ---------------

NET EARNINGS                                              $100,564        $  97,971           $310,446        $283,802
Other comprehensive income, net of taxes:
    Unrealized gains (losses) on available for sale securities:
       Unrealized holding gains (losses) arising
       during the period                                   (7,699)           (9,342)          (21,161)          19,888
       Less: reclassification adjustment for gains
             included in net earnings                        (147)          (25,604)           (7,268)         (34,660)

                                                      ---------------   ---------------   ---------------  ---------------
Other comprehensive income (loss)                          (7,846)          (34,946)          (28,429)         (14,772)
                                                      ===============   ===============   ===============  ===============
COMPREHENSIVE INCOME                                      $92,718           $63,025          $282,017       $  269,030
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

Page 9

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 1999 of Countrywide Credit Industries, Inc. (the "Company").

    Certain amounts reflected in the consolidated financial statements for the nine-month period ended November 30, 1998 have been reclassified to conform to the presentation for the nine-month period ended November 30, 1999.

NOTE B - MORTGAGE SERVICING RIGHTS

    The activity in mortgage servicing rights was as follows.

 ------------------------------------------------ --------------------- -------------------------
                                                                            Nine Months Ended
                                                                              November 30,
    (Dollar amounts in thousands)                                                  1999
 ------------------------------------------------ -- ---------------- -- ---------------------
    Mortgage Servicing Rights
       Balance at beginning of period                                           $4,591,191
       Additions                                                                 1,075,699
       Securitization of service fees                                             (218,770)
       Scheduled amortization                                                     (354,213)
       Hedge losses (gains) applied                                                213,899
                                                                         ---------------------
       Balance before valuation reserve
               at end of period                                                  5,307,806
                                                                         ---------------------

    Reserve for Impairment of Mortgage Servicing Rights
       Balance at beginning of period                                             (94,752)
       Reductions (additions)                                                      49,800
                                                                        ---------------------
       Balance at end of period                                                   (44,952)
                                                                        =====================
       Mortgage Servicing Rights, net                                          $5,262,854
                                                                        =====================

 ----------------------------------------------- -- ---------------- -- --------------------- ---


              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)

NOTE C - OTHER ASSETS

    Other assets consisted of the following.

 ------------------------------------------------------------ -----------------------------------------------------
                                                                            November 30,         February 28,
     (Dollar amounts in thousands)                                            1999                  1999
 -------------------------------------------------------------------- -- ----------------- --- ---------------- ---
     Servicing hedge instruments                                              $1,781,452              $991,401
     Trading securities                                                        1,232,000             1,460,446
     Mortgage-backed securities retained in securitization                       645,493               500,631
     Insurance company investment portfolio                                      639,304                -
     Rewarehoused FHA and VA loans                                               435,054               216,598
     Reverse repurchase agreements                                               313,464                76,246
     Servicing related advances                                                  202,731               199,143
     Loans held for investment                                                   162,450               125,236
     Receivables related to broker-dealer activities                              29,410               401,232
     Other                                                                       783,998               579,175
                                                                         ----------------- --- ----------------
                                                                              $6,225,356            $4,550,108
                                                                         =================     ================

 -------------------------------------------------------------------- -- ----------------- --- ---------------- ---

    The insurance company investment portfolio includes fixed income securities, stocks and other short-term investments. The Company has designated these investments as available for sale securities. See footnote N.

NOTE D - AVAILABLE FOR SALE SECURITIES

    Amortized cost and fair value of available for sale securities were as follows.

 ---------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                                              November 30, 1999
                                    ---------------- - ------------------------------------ -- ---------------- ---
                                                            Gross               Gross
                                      Amortized           Unrealized         Unrealized             Fair
 (Dollar amounts in thousands)           Cost               Gains              Losses               Value
 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

      Mortgage-backed
        securities retained in
        securitization                   $639,193            $31,794            ($25,494)           $645,493
      Principal only securities           962,372              3,123             (65,254)            900,241
      Insurance company
        investment  portfolio             639,304             -                  -                   639,304
      Equity securities                    63,136              2,234             (25,093)             40,277
                                    ================   =================   ================    ================
                                       $2,304,005            $37,151           ($115,841)         $2,225,315
                                    ================   =================   ================    ================

 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---













NOTE D - AVAILABLE FOR SALE SECURITIES (Continued)

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
                                    ================   =================   ================    ================

 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

NOTE E - NOTES PAYABLE

    Notes payable consisted of the following.

 ------------------------------------------------------------ -----------------------------------------------------
                                                                             November 30,         February 28,
     (Dollar amounts in thousands)                                              1999                  1999
 -------------------------------------------------------------------- --                   --- ---------------- ---
                                                                         ----------------- ---
     Commercial paper                                                             $1,930              $176,559
     Medium-term notes, Series A, B, C, D, E, F, G, H
         and Euro Notes                                                        8,672,824             8,039,824
     Repurchase agreements                                                       693,282             1,517,405
     Subordinated notes                                                          200,000               200,000
     Other notes payable                                                           2,908                 1,971
                                                                         =================     ================
                                                                              $9,570,944            $9,935,759
                                                                         =================     ================

 -------------------------------------------------------------------- -- ----------------- --- ---------------- ---

Commercial Paper and Backup Credit Facilities

    As of November 30, 1999, CHL, the Company's mortgage banking subsidiary, had unsecured credit agreements (revolving credit facilities) with consortiums of commercial banks permitting CHL to borrow an aggregate maximum amount of $5.0 billion. The facilities included a $4.0 billion revolving credit facility with forty-four commercial banks consisting of: (i) a five-year facility of $3.0 billion, which expires on September 24, 2002, and (ii) a one-year facility of $1.0 billion which expires on September 20, 2000. As consideration for the facility, CHL pays annual commitment fees of $3.8 million. There is an additional one-year facility, which expires April 12, 2000, with eleven of the forty-four banks referenced above for total commitments of $1.0 billion. As consideration for the facility, CHL pays annual commitment fees of $0.8 million. The purpose of these credit facilities is to provide liquidity backup for CHL's commercial paper program. No amount was outstanding under these revolving credit facilities at November 30, 1999. The weighted average borrowing rate on commercial paper borrowings for the nine months ended November 30, 1999 was 5.08%. The weighted average borrowing rate on commercial paper outstanding as of November 30, 1999 was 5.33%. In addition, CHL has entered into a $1.2 billion committed mortgage loan conduit facility, with four commercial banks. The committed mortgage loan conduit facility has a maturity date of December 3, 1999. As consideration for this facility, CHL pays annual commitment fees of $1.5 million. Loans made under this facility are secured by conforming and non-conforming mortgage loans. This facility was extended on December 3, 1999. See footnote K. All of the facilities contain various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL.



NOTE E - NOTES PAYABLE  (Continued)

Medium-Term Notes

    As of November 30, 1999, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission or issued by CHL pursuant to its Euro medium-term note program were as follows.

---------------------------------------------------------------------------------------------------------------------------
                          (Dollar amounts in thousands)
                                        Outstanding Balance               Interest Rate             Maturity Date
                                       ----------------------       ----------------------  -------------------------
                         Floating-Rate   Fixed-Rate       Total         From        To           From            To
                         ------------------------------------------- ----------- ----------  -------------- -------------

      Series A                     -       $143,500      $143,500       7.29%       8.79%      Aug. 2000     Mar. 2002

      Series B                     -        301,000       301,000       6.53%       6.98%     Apr. 2000      Aug. 2005

      Series C              $163,000        127,000       290,000       5.66%       7.75%      Feb. 2000     Mar. 2004

      Series D                75,000        385,000       460,000       5.81%       6.88%      Aug. 2000    Sep.  2005

      Series E               310,000        690,000     1,000,000       5.55%       7.45%      Feb. 2000     Oct. 2008

      Series F               581,000      1,344,000     1,925,000       5.47%       7.00%      Jan. 2000      May 2013

        Series G               5,000        581,000       586,000       5.35%       7.00%      Oct. 2000     Nov. 2018

        Series H             114,500      2,069,000     2,183,500       5.16%       8.00%      Dec. 1999     Oct. 2019

        Euro Notes           659,600      1,124,224     1,783,824       5.41%       6.81%      Jul. 2000    Jan. 2009

                         -------------------------------------------
     Total                $1,908,100     $6,764,724    $8,672,824
                         ===========================================

---------------------------------------------------------------------------------------------------------------------------

    As of November 30, 1999, substantially all of the outstanding fixed-rate notes had been effectively converted through interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the nine-months ended November 30, 1999, including the effect of the interest rate swap agreements, was 5.63%. As of November 30, 1999, $1,074 million foreign currency denominated fixed-rate notes issued pursuant to the Euro medium-term notes program were outstanding. Such notes are denominated in Deutsche Marks, French Francs, Portuguese Escudos and Euros. The Company manages the associated foreign currency risk by entering into currency swaps. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into U.S. dollars.

Repurchase Agreements

    The Company routinely enters into short-term financing arrangements to sell MBS under agreements to repurchase. The weighted average borrowing rate for the nine-months ended November 30, 1999 was 5.04%. The weighted average borrowing rate on repurchase agreements outstanding as of November 30, 1999, was 5.74%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers or banks. All agreements are to repurchase the same or substantially identical MBS.


NOTE E - NOTES PAYABLE  (Continued)

Pre-Sale Funding Facilities

    As of November 30, 1999, CHL had uncommitted revolving credit facilities with the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. As of November 30, 1999, the Company had no outstanding borrowings under any of these facilities.

NOTE F - FINANCIAL INSTRUMENTS

    The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge.

-------------------------------------- -------------------- -------------------- ------------------ ---------------------
(Dollar amounts in millions)                 Balance,                                                     Balance,
                                        February 28, 1999           Additions      Dispositions/        November 30,
                                                                                    Expirations             1999
-------------------------------------- -------------------- -------------------- ------------------ ---------------------

Interest Rate Floors                         $33,000                 18,000               (500)           $50,500
Long Call Options on
  Interest Rate Futures                      $32,000                 18,750            (35,750)           $15,000
Long Put Options on
  Interest Rate Futures                      $54,600                  3,500            (58,100)               -
Short Call Options on
  Interest Rate Futures                      $22,000                  2,000            (24,000)               -
Short Put Options on
  Interest Rate Futures                         $720                  -                   (720)               -
Interest Rate Futures                        $22,500                  -                (22,500)               -
Capped Swaps                                  $1,000                  -                   -                $1,000
Interest Rate Swaps                          $15,150                  1,050            (14,700)            $1,500
Interest Rate Cap                             $4,500                  -                 (1,000)            $3,500
Swaptions                                    $32,550                 20,500            (11,800)           $41,250
Options on Callable Pass-through
  Certificates                                $4,561                  -                   -                $4,561

-------------------------------------- -------------------- -------------------- ------------------ ---------------------


Fair Value of Financial Instruments

    The following disclosure of the estimated fair value of financial instruments as of November 30, 1999 and February 28, 1999 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


 ---- ------------------------------------------------- --------------------------------- --- ----------------------------

                                                                November 30, 1999                  February 28, 1999
                                                        --------------------------------- --- ----------------------------

                                                           Carrying         Estimated        Carrying          Estimated
      (Dollar amounts in thousands)                        Amount          fair value        Amount           fair value
 ---- ------------------------------------------------- -------------- -- ------------- -- ------------- --- -------------
      Assets:
          Mortgage loans and mortgage-backed securities
             held for sale                               $3,556,272        $3,556,272       $6,231,220        $6,231,220
          Items included in other assets:
               Trading securities                         1,232,000         1,232,000        1,460,446         1,460,446
               Principal only securities purchased          900,241           900,241           32,826            32,826
               Mortgage-backed securities retained in
                 securitizations                            645,493           645,493          500,631           500,631
                 Insurance company investment portfolio     639,304           639,304                -                 -
               Rewarehoused FHA and VA loans                435,054           435,054          216,598           216,598
               Reverse repurchase agreements                313,464           313,464           76,246            76,246
             Loans held for investment                      162,450           162,450          125,236           125,236
               Equity Securities - restricted and unrestricte40,277            40,277           59,875            46,971
               Receivables related to broker-dealer activitie29,410            29,410          401,232           401,232

      Liabilities:
          Notes payable                                   9,570,944         9,250,782        9,935,759         9,883,859
          Securities sold not yet purchased                 172,668           172,668           84,775            84,775

      Derivatives:
          Interest rate floors                              435,821           251,197          426,838           402,061
          Forward contracts on MBS                            1,680            13,674           12,775           120,709
          Options on MBS                                     25,516            17,293           34,883            62,475
          Options on interest rate futures                    2,743               609           18,261            15,729
          Options on callable pass-through certificates      54,092            19,197           55,593            36,460
          Interest rate caps                                 55,464            42,765           77,508            40,437
          Capped Swaps                                       (2,319)           (5,590)           8,470             3,092
          Swaptions                                         366,163           148,717          337,703           271,073
          Interest rate futures                                   -                 -           57,280            57,280
          Interest rate swaps                                (3,018)         (300,265)          43,570            93,205

      Short-term commitments to extend credit                     -            49,300                -            26,400

 ---- ------------------------------------------------- -------------- -- ------------- -- ------------- --- -------------

    The fair value estimates as of November 30, 1999 and February 28, 1999 are based on pertinent information that was available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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



NOTE H - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

Summarized financial information for Countrywide Home Loans, Inc. was as follows.

 ---- ----------------------------------------- ---- ------------------------------------------------- ---------
                                                             November 30,                February 28,
      (Dollar amounts in thousands)                               1999                       1999
 ---- ---------------------------------------------- ------- -------------- ----------- -------------- ---------
       Balance Sheets:

       Mortgage loans and mortgage-backed
           securities held for sale                            $3,556,272                $ 6,231,220
       Mortgage servicing rights, net                           5,262,854                  4,496,439
       Other assets                                             4,661,646                  2,955,382
                                                             ==============             ==============
         Total assets
                                                              $13,480,772                $13,683,041
                                                             ==============             ==============

        Short- and long-term debt                              $9,338,217                 $9,910,966
        Other liabilities                                       1,588,676                  1,434,727
        Equity                                                  2,553,879                  2,337,348
                                                             ==============             ==============
          Total liabilities and equity                        $13,480,772                $13,683,041
                                                             ==============             ==============


 ---- ---------------------------------------------- ------- -------------- ----------- -------------- ---------

 ----- ----------------------------------------- --- --------------------------------------------------- --------
                                                                   Nine Months Ended November 30,
       (Dollar amounts in thousands)                                1999                      1998
 ----- --------------------------------------------- ------- --------------- ---------- --------------- ---------
                                                             --------------- ---------- --------------- ---------
       Statements of Earnings:

         Revenues                                              $1,260,294                $1,224,689
         Expenses                                                 857,321                   844,303
         Provision for income taxes                               156,837                   148,351
                                                             ===============            ===============
           Net earnings                                          $246,136                  $232,035
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

---------------------------------------------------------------------------------------------------------------------
                                              For the three months ended November  30, 1999
-------------------------------- -- -- ----------- --- ---------- -- ------------ -- ------------ -- ------------ ---
(Dollars in thousands)                    Loan            Loan         Capital                       Consolidated
                                       Production      Servicing       Markets          Other           Total
-------------------------------- -- -- ----------- --- ---------- -- ------------ -- ------------ -- ------------ ---
Non-interest revenues                   $174,426        $263,500        $17,086         $23,846        $478,858

Interest earned                          154,613          59,067         23,755          (5,250)        232,185
Interest charges                        (121,199)        (84,255)       (18,742)          4,932        (219,264)
                                       -----------    -----------    ------------    ------------    ------------
      Net interest income (expense)       33,414         (25,188)         5,013            (318)         12,921
                                       -----------    -----------    ------------    ------------    ------------

    Total revenue                       $207,840        $238,312        $22,099         $23,528        $491,779
                                       ===========     ===========    ============    ============    ============

Segment earnings (pre-tax)               $25,309        $127,684         $8,141          $3,606        $164,740
Segment assets                        $5,013,922      $8,550,616     $1,557,535        $448,382     $15,570,455

-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ ---

--------------------------------------------------------------------------------------------------------------------
                                               For the nine months ended November 30, 1999
-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --
(Dollars in thousands)                    Loan           Loan          Capital                       Consolidated
                                       Production      Servicing       Markets          Other           Total
-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --
Non-interest revenues                   $744,039        $629,117        $45,858         $74,895      $1,493,909

Interest earned                          534,137         176,846         75,066         (13,325)        772,724
Interest charges                        (405,997)       (248,175)       (57,972)         11,308        (700,836)
                                       -----------    -----------    ------------    ------------    ------------
      Net interest income (expense)      128,140         (71,329)        17,094          (2,017)         71,888
                                       -----------    -----------    ------------    ------------    ------------

    Total revenue                       $872,179        $557,788        $62,952         $72,878      $1,565,797
                                       ===========    ===========    ============    ============    ============

Segment earnings (pre-tax)                $251,467      $221,434        $23,493         $12,415        $508,809
Segment assets                         $5,013,922     $8,550,616     $1,557,535        $448,382      $15,570,455

-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --











NOTE J - SEGMENTS AND RELATED INFORMATION (Continued)

---------------------------------------------------------------------------------------------------------------------
                                              For the three months ended November 30, 1998
-------------------------------- -- -- ----------- --- ----------- -- ------------ -- ------------ -- ------------ --
(Dollars in thousands)                    Loan            Loan          Capital                       Consolidated
                                       Production       Servicing       Markets          Other           Total
-------------------------------- -- -- ----------- --- ----------- -- ------------ -- ------------ -- ------------ --
Non-interest revenues                    $339,827        $125,333        $14,844         $27,075        $507,079

Interest earned                           168,386          71,434         16,768          (4,789)        251,799
Interest charges                         (143,998)        (90,316)       (14,019)          3,652        (244,681)
                                       -----------     -----------    ------------    ------------    ------------
      Net interest income (expense)        24,388         (18,882)         2,749          (1,137)          7,118
                                       -----------     -----------    ------------    ------------    ------------

    Total revenue                        $364,215        $106,451        $17,593         $25,938        $514,197
                                       ===========     ===========    ============    ============    ============

Segment earnings (pre-tax)               $141,465          $4,893         $7,512          $6,738        $160,608
Segment assets                         $8,688,629      $6,465,712       $982,718         $65,784     $16,202,843

-------------------------------- -- -- ----------- --- ----------- -- ------------ -- ------------ -- ------------ --

--------------------------------------------------------------------------------------------------------------------
                                              For the Nine months ended November 30, 1998
-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --
(Dollars in thousands)                    Loan           Loan          Capital                       Consolidated
                                       Production      Servicing       Markets          Other           Total
-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --
Non-interest revenues                    $943,346       $359,522        $40,521         $74,953      $1,418,342

Interest earned                           527,482        202,648         20,867              32         751,029
Interest charges                         (441,299)      (264,848)       (16,394)           (211)       (722,752)
                                       -----------    -----------    ------------    ------------    ------------
      Net interest income (expense)        86,183        (62,200)         4,473            (179)         28,277
                                       -----------    -----------    ------------    ------------    ------------

    Total revenue                      $1,029,529       $297,322        $44,994         $74,774      $1,446,619
                                       ===========    ===========    ============    ============    ============

Segment earnings (pre-tax)               $424,046         $1,886        $19,546         $19,771        $465,249
Segment assets                         $8,688,629     $6,465,712       $982,718         $65,784     $16,202,843

-------------------------------- -- -- ----------- -- ----------- -- ------------ -- ------------ -- ------------ --

NOTE K - SUBSEQUENT EVENTS

On December 3, 1999, CHL entered into $1.1 billion committed mortgage loan facility. This facility will expire on November 21, 2000.

On December 20, 1999, the Company declared a cash dividend of $0.10 per common share payable January 31, 2000 to shareholders of record on January 12, 2000.















NOTE L - EARNINGS PER SHARE

    Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The following table presents basic and diluted EPS for the three and nine month periods ended November 30, 1999 and 1998.

------------------------ -- -- ----- ------------------------------------ -- ----- ----
                                             Three Months Ended November 30,
                         -- -- ----- ------------------------------------ -- ----- ----
                                     1999                             1998
                         --------- --------- ---------   ---------- --------- ---------
(Dollar amounts in
thousands, except per    Net                 Per-Share     Net                 Per-Share
share data)              Earnings   Shares     Amount    Earnings    Shares    Amount
------------------------ --------- --------- ---------  --------- --------- ---------
Net earnings             $100,564                          $97,971
                         =========                       ==========

Basic EPS
Net earnings available
to common shareholders   $100,564   113,236     $0.89      $97,971   111,923   $ 0.88

Effect of dilutive
stock options               -         2,881                  -         5,071
                         --------- ---------             ---------- ---------

Diluted EPS
Net earnings available
to common shareholders   $100,564   116,117     $0.87      $97,971   116,994   $ 0.84
                         ========= ========= =========   ========== ========= ---------

------------------------ --------- --------- --------- - ---------- --------- ---------

------------------------ -- -- ----- ------------------------------------ -- ----- ----
                                           Nine Months Ended November 30,
                         -- -- ----- ------------------------------------ -- ----- ----
                                     1999                             1998
                         --------- --------- ---------   ---------- --------- ---------
(Dollar amounts in                           Per-Share                        Per-Share
thousands, except per    Net                  Amount     Net                   Amount
share data)              Earnings   Shares               Earnings    Shares
------------------------ --------  --------- --------- ----------- --------- ---------
Net earnings             $310,446                         $283,802
                         =========                       ==========

Basic EPS
Net earnings available
to common shareholders   $310,446   112,992     $2.75     $283,802   111,065   $ 2.56

Effect of dilutive
stock options               -         4,053                  -         5,749
                         --------- ---------             ---------- ---------

Diluted EPS
Net earnings available
to common shareholders   $310,446   117,045     $2.65     $283,802   116,814   $ 2.43
                         ========= ========= =========   ========== ========= ---------

------------------------ --------- --------- --------- - ---------- --------- ---------

NOTE M - RELATED PARTY TRANSACTIONS

    During the nine months ended November 30, 1999, the Company sold 780,000 shares of IndyMac Mortgage Holdings, Inc. common stock, which resulted in a pre-tax gain of $0.4 million.

NOTE N - ACQUISITION OF BALBOA LIFE AND CASUALTY GROUP

    On November 30, 1999, the Company acquired all of the outstanding shares of common stock of Balboa Life and Casualty Group for a cash price of $425 million, subject to adjustment based on a post closing audit.





NOTE N - ACQUISITION OF BALBOA LIFE AND CASUALTY GROUP (Continued)

    The acquisition of Balboa Life and Casualty Group was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. The fair value of identifiable assets acquired and liabilities assumed was $898 million and $473 million, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Page 17


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

RESULTS OF OPERATIONS

Quarter Ended November 30, 1999 Compared to Quarter Ended November 30, 1998

     Revenues for the quarter ended November 30, 1999 decreased 4% to $491.8 million, down from $514.2 million for the quarter ended November 30, 1998. Net earnings increased 3% to $100.6 million for the quarter ended November 30, 1999, up from $98.0 million for the quarter ended November 30, 1998. The decrease in revenues for the quarter ended November 30, 1999 compared to the quarter ended November 30, 1998 was primarily due to a decline in prime loan originations attributable to a decline in loan refinancings, largely offset by increased revenue from the loan servicing segment, along with increased production of non traditional loan products (home equity and sub-prime loans). The increase in net earnings in the quarter ended November 30, 1999 compared to the quarter ended November 30, 1998 was attributed to expense reductions, primarily in the production divisions, in response to the decline in loan production which offset the decline in revenues.

     The total volume of loans produced by the Company decreased 47% to $12.7 billion for the quarter ended November 30, 1999, down from $24.0 billion for the quarter ended November 30, 1998. The decrease in loan production was primarily due to a decrease in the mortgage origination market, driven largely by a reduction in refinances.



















Total loan production volume by purpose and by interest rate type is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production
                                                       Three Months Ended
                                                          November 30,
-------------------------------------------- --------------------------------------- --------
                                                 1999                    1998
                                             -------------          ----------------
    Purchase                                     $9,696               $  9,757
    Refinance                                     3,019                 14,246
                                             =============          ================
    Total Loan Volume                           $12,715                $24,003
                                             =============          ================
                                             -------------          ----------------

    Fixed Rate                                  $10,374              $  22,933
    Adjustable Rate                               2,341                  1,070
                                             =============          ================
    Total Loan Volume                           $12,715                $24,003
                                             =============          ================

---------------------------------------------------------------------------------------------

Total loan production volume by Division is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production
                                                       Three Months Ended
                                                          November 30,
-------------------------------------------- --------------------------------------- --------
                                                 1999                    1998
                                             -------------          ----------------
    Consumer Markets Division                    $3,658               $  8,037
    Wholesale Lending Division                    3,530                  7,601
    Correspondent Lending Division                5,175                  8,185
      Full Spectrum Lending, Inc.                   352                    180
                                             =============          ================
    Total Loan Volume                           $12,715                $24,003
                                             =============          ================

---------------------------------------------------------------------------------------------

    The factors which affect the relative volume of production among the Company's Divisions include the price competitiveness of each Division's various product offerings, the level of mortgage lending activity in each Division's market and the success of each Division's sales and marketing efforts.

Non traditional loan production volume (which is included in the Company's total volume of loans produced) is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production
                                                       Three Months Ended
                                                          November 30,
-------------------------------------------- --------------------------------------- --------
                                                 1999                    1998
                                             -------------          ----------------
    Sub-prime                                    $  969                 $  603
    Home Equity Loans                               886                    625
                                             =============          ================
    Total Non Traditional Loan Volume            $1,855                 $1,228
                                             =============          ================

---------------------------------------------------------------------------------------------





    As of November 30, 1999 and 1998, the Company's pipeline of loans in process was $8.2 billion and $16.2 billion, respectively. Historically, approximately 43% to 77% of the pipeline of loans in process have funded. In addition, as of November 30, 1999, the Company had committed to make loans in the amount of $2.0 billion, subject to property identification and approval of the loans (the "LOCK 'N SHOP (R) Pipeline"). As of November 30, 1998, the LOCK 'N SHOP (R) Pipeline was $1.2 billion. During the quarters ended November 30, 1999 and 1998, the Company received 184,914 and 331,903 new loan applications, respectively, at an average daily rate of $295 million and $596 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production Divisions' loan processing efficiency and loan pricing decisions.

    Loan origination fees decreased in the quarter ended November 30, 1999 as compared to the quarter ended November 30, 1998 primarily due to lower production and a change in the Divisional mix. The Consumer Markets and Wholesale Lending Divisions (which, due to their cost structures, charge higher origination fees per dollar loaned than the Correspondent Division), comprised a lower percentage of total production in the quarter ended November 30, 1999 than in the quarter ended November 30, 1998. Gain on sale of loans decreased in the quarter ended November 30, 1999 as compared to the quarter ended November 30, 1998 primarily due to decreased production and lower margins on prime credit quality mortgages partially offset by increased sales during the quarter ended November 30, 1999 of higher margin home equity and sub-prime loans. The sale of home equity loans contributed $23.2 million and $13.5 million to gain on sale of loans in the quarter ended November 30, 1999 and the quarter ended November 30, 1998, respectively. Sub-prime loans contributed $44.1 million to the gain on sale of loans in the quarter ended November 30, 1999 and $20.6 million in the quarter ended November 30, 1998. In general, loan origination fees and gain on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate volatility and the general direction of interest rates.

    Net interest income (interest earned net of interest charges) increased to $12.9 million for the quarter ended November 30, 1999, up from $7.1 million for the quarter ended November 30, 1998. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan inventory ($33.4 million and $24.4 million for the quarter ended November 30, 1999 and the quarter ended November 30, 1998, respectively); (ii) interest expense related to the Company's investment in servicing rights ($77.0 million and $88.9 million for the quarters ended November 30, 1999 and November 30, 1998, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($51.8 million and $70.0 million for the quarters ended November 30, 1999 and November 30, 1998, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its inventory. The increase in net interest income from the mortgage loan inventory was primarily attributable to a higher net earnings rate combined with a longer warehousing period during the quarter ended November 30, 1999. The decrease in interest expense related to the investment in servicing rights resulted primarily from a decrease in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs") as a result of a decrease in the amount of prepayments. The decrease in net interest income earned from the custodial balances was primarily related to a decrease in the average custodial balances also caused by a decrease in the amount of prepayments.

    During the quarter ended November 30, 1999, loan servicing income before amortization increased primarily due to growth of the loan servicing portfolio. As of November 30, 1999, the Company serviced $244 billion of loans (including $2.4 billion of loans subserviced for others), up from $205.4 billion (including $2.3 billion of loans subserviced for others) as of November 30, 1998, a 19% increase. The growth in the Company's servicing portfolio since November 30, 1998 was the result of loan production volume and the acquisition of bulk servicing rights. This was partially offset by prepayments, partial prepayments and scheduled amortization.

    During the quarter ended November 30, 1999, the annual prepayment rate of the Company's servicing portfolio was 9%, compared to 30% for the quarter ended November 30, 1998. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the housing market. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio as of November 30, 1999 was 7.5% compared to 7.6% as of November 30, 1998.

    The Company recorded MSR amortization net of impairment recovery for the quarter ended November 30, 1999 totaling $51.3 million (consisting of amortization amounting to $109.2 million reduced by recovery of previous impairment of $57.9 million), compared to $680.9 million of amortization and impairment (consisting of amortization amounting to $147.4 million and impairment of $533.5 million) for the quarter ended November 30, 1998. The primary factors affecting the amount of amortization and impairment of MSRs recorded in an accounting period are the level of prepayments during the period and the change, if any, in estimated future prepayments. To mitigate the effect on earnings of MSR impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge").

    In the quarter ended November 30, 1999, the Company recognized a net expense of $24.7 million from its Servicing Hedge. The net expense included unrealized net losses of $11.9 million and realized net expense of $12.8 million from premium amortization and the sale of various financial instruments that comprise the Servicing Hedge. In the quarter ended November 30, 1998, the Company recognized a net benefit of $533.0 million from its Servicing Hedge. The net benefit included unrealized gains of $174.7 million and net realized gains of $358.3 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization.

    The financial instruments that comprised the Servicing Hedge include options on interest rate futures, interest rate futures, interest rate floors, interest rate swaps, interest rate swaps with the Company's maximum payment capped ("Capped Swaps"), options on interest rate swaps ("Swaptions"), interest rate caps, principal only securities ("P/O securities") and options on callable pass-through certificates ("options on CPCs").

    With the Capped Swaps, the Company receives and pays interest on a specified notional amount. The rate received is fixed. The rate paid is adjustable, is indexed to the London Interbank Offered Rate for U.S. dollar deposits ("LIBOR") and has a specified maximum or "cap". With Swaps, the Company receives and pays interest on a specified amount. The Company has entered into Swaps in which the rate received is fixed and the rate paid is adjustable and is indexed to LIBOR ("Receiver Swap") as well as Swaps in which the rate paid is fixed and the rate received is adjustable and is indexed to LIBOR ("Payor Swap")

    The Swaptions consist of options to enter into a receive-fixed, pay-floating interest swap ("Receiver Swaption") and options to enter into a pay-fixed, receive-floating interest rate swap ("Payor Swaption") at a future date or to settle the transaction for cash.


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

    An option on CPCs gives the holder the right to call a mortgage-backed security at par and receive the remaining cash flows from the particular pool. This option has a one year lockout, meaning it cannot be exercised until the end of the first year. After the lockout period, the option can be exercised at any time.

    The Servicing Hedge is designed to protect the value of the MSRs from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of the hedge instruments declines. With respect to the floors, options, caps, Swaptions, options on CPC and P/O Securities, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. The Company's exposure to loss on futures is related to changes in the LIBOR rate over the life of the contract. The Company was not a party to any futures contracts at November 30, 1999. With respect to the Interest Rate Swaps contracts entered into by the Company as of November 30, 1999, the Company estimates that its maximum exposure to loss over the contractual term is $1 million. With respect to the Capped Swaps contracts entered into by the Company as of November 30, 1999, the Company estimates that its maximum exposure over the contractual term is $9 million.

Salaries and related expenses are summarized below for the quarters ended November 30, 1999 and 1998.

 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                  Quarter Ended November 30, 1999
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                    $55,324         $16,168         $26,475            $13,375        $111,342

      Incentive Bonus                   18,245             595           4,917              5,675          29,432

      Payroll Taxes and Benefits         8,906           3,165           4,711              1,519          18,301
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                   $82,475         $19,928         $36,103            $20,569        $159,075
                                     ============    =============    =============    =============    ------------

      Average Number of Employees        5,308           2,320            2,164               638          10,430


 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------


 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                  Quarter Ended November 30, 1998
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                    $56,175         $13,502         $23,347            $10,124       $ 103,148

      Incentive Bonus                   41,148             529           5,500              5,570          52,747

      Payroll Taxes and Benefits        12,664           3,048           2,893              1,515          20,120
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $109,987         $17,079         $31,740            $17,209        $176,015
                                     ============    =============    =============    =============    ------------

      Average Number of Employees        5,849           2,026            1,885               695          10,455



 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

    The amount of salaries increased during the quarter ended November 30, 1999 as compared to the quarter ended November 30, 1998 as a result of the Company's growth in servicing and other subsidiaries offset by a reduction in the production areas due to the decline in loan originations. Incentive bonuses earned during the quarter ended November 30, 1999 decreased primarily due to the decline in production volume.

    Occupancy and other office expenses for the quarter ended November 30, 1999 decreased to $67.9 million from $71.5 million for the quarter ended November 30, 1998. This was primarily due to a reduction in temporary personnel expense as a result of decreased production.

    Guarantee fees are paid to Fannie Mae, Freddie Mac, and Ginnie Mae ("GSEs") to guarantee timely and full payment of principal and interest on MBS and to transfer the credit risk of the loans in the servicing portfolio sold to these entities. For the quarter ended November 30, 1999, guarantee fees expense increased 9% to $49.9 million, up from $45.6 million for the quarter ended November 30, 1998. The increase resulted from an increase in the servicing portfolio, changes in the mix of the portfolio guaranteed by the GSEs and terms negotiated at the time of loan sales.

    Marketing expenses for the quarter ended November 30, 1999 decreased 7% to $15.9 million as compared to $17.1 million for the quarter ended November 30, 1998.

    Other operating expenses were $34.4 million for the quarter ended November 30, 1999 as compared to $43.4 million November 30, 1998. The decline was primarily due to lower loan production and reduced reserves for bad debts.

    The Company's pre-tax earnings by segment is summarized below.

-------------------------------------------- --------------------------------------- --------
                                                       Three months ended
       (Dollar amounts in millions)                       November 30,
-------------------------------------------- --------------------------------------- --------
                                                 1999                    1998
                                             -------------          ----------------
    Loan Production                           $  25,309               $141,465
    Loan Servicing                              127,684                  4,893
    Capital Markets                               8,141                  7,512
    Other Activities                              3,606                  6,738
                                             =============          ================
    Pre-tax Earnings                           $164,740               $160,608
                                             =============          ================

---------------------------------------------------------------------------------------------

Profitability of Loan Production Segment

    Loan production segment activities include loan origination and purchases, warehousing and sales. The decline in pre-tax earnings of $116.2 million was primarily attributable to decreased production combined with reduced margins on prime credit quality mortgages which in turn was attributable to the decline in refinance activity. These factors were partially offset by increased production and sales of higher margin home equity and subprime loans.

Profitability of Loan Servicing Segment

    Loan servicing segment activities include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent, marketing foreclosed properties and acting as reinsurer. The increase in pre-tax earnings of $122.8 million was primarily due to an increase in servicing revenues resulting from servicing portfolio growth and a reduction in MSR amortization and recovery of previous impairment both attributable to the decline in refinance activity. These positive factors were partially offset by higher servicing expenses driven by the growth in the servicing portfolio.

Profitability of Capital Markets Segment

    Capital Markets segment activities include primarily the operations of Countrywide Securities Corporation ("CSC"), a registered broker dealer specializing in the secondary mortgage market. The increase in pre-tax earnings of $0.6 million was primarily due to CSC's increased trading volumes.








Profitability of Other Activities

    In addition to loan production, loan servicing and capital markets, the Company offers ancillary products and services related to its mortgage banking activities, primarily through its subsidiary, LandSafe, Inc. Through several subsidiaries, LandSafe, Inc. acts as a title insurance agent and a provider of settlement, escrow, appraisal and credit reporting, and home inspection and flood zone determination services. In addition, through its subsidiaries, LandSafe, Inc. provides property profiles to realtors, builders, consumers, mortgage brokers and other financial institutions. For the quarter ended November 30, 1999, LandSafe Inc. contributed $0.6 million to the Company's pre-tax income compared to $7.8 million for the quarter ended November 30, 1998. The decrease in the profitability of LandSafe Inc. resulted primarily from decreased title business attributable to the decline in refinance activity.

    The operations of other activities, excluding LandSafe Inc., consist primarily of the holding company. These operations incurred pre-tax earnings of $3.0 million during the quarter ended November 30, 1999 compared to pre-tax loss of $1.1 million during the quarter ended November 30, 1998. The increase in pre-tax earnings was primarily due to the sale of Countrywide Financial Services, Inc. which resulted in a $4.4 million pre-tax gain.

RESULTS OF OPERATIONS

Nine months ended November 30, 1999 Compared to Nine months ended November 30, 1998

     Revenues for the nine months ended November 30, 1999 increased 8% to $1.57 billion, up from $1.45 billion for the nine months ended November 30, 1998. Net earnings increased 9% to $310.4 million for the nine months ended November 30, 1999, up from $283.8 million for November 30, 1998. The increase in revenues and net earnings for the nine months ended November 30, 1999 compared to the nine months ended November 30, 1998 was primarily attributable to improved profitability in the loan servicing segment, together with an increased production contribution from non traditional loan products (home equity and sub-prime loans). This was partially offset by a decline in earnings from the Company's traditional prime loan origination business, attributable to the market-wide decline in loan refinancings.

     The total volume of loans produced by the Company decreased 18% to $55.5 billion for the nine months ended November 30, 1999, down from $67.8 billion for the nine months ended November 30, 1998. The decrease in loan production was primarily due to a decrease in the mortgage origination market, driven largely by a reduction in refinances.

Total loan production volume by purpose and by interest rate type is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production
                                                       Nine Months Ended
                                                          November 30,
-------------------------------------------- --------------------------------------- --------
                                                 1999                    1998
                                             -------------          ----------------
    Purchase                                    $35,131                $30,233
    Refinance                                    20,402                 37,579
                                             =============          ================
    Total Loan Volume                           $55,533                $67,812
                                             =============          ================
                                             -------------          ----------------

    Fixed Rate                                  $48,794                $64,033
    Adjustable Rate                               6,739                  3,779
                                             =============          ================

    Total Loan Volume                           $55,533                $67,812
                                             =============          ================

---------------------------------------------------------------------------------------------


    Total loan production volume by Division is summarized below.

-------------------------------------------- -------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production
                                                Nine months ended November 30,
-------------------------------------------- -------------------------------------- --------
                                                 1999                    1998
                                             -------------          ---------------
    Consumer Markets Division                   $16,747              $  21,294
    Wholesale Lending Division                   16,110                 22,590
    Correspondent Lending Division               21,621                 23,434
      Full Spectrum Lending, Inc.                 1,055                    494
                                             =============          ===============
    Total Loan Volume                           $55,533               $ 67,812
                                             =============          ===============

-------------------------------------------- ------------- -------- --------------- --------


    The factors which affect the relative volume of production among the Company's Divisions include the price competitiveness of each Division's various product offerings, the level of mortgage lending activity in each Division's market and the success of each Division's sales and marketing efforts.

Non traditional loan production volume (which is included in the Company's total volume of loans produced) is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production
                                                       Nine Months Ended
                                                          November 30,
-------------------------------------------- --------------------------------------- --------
                                                 1999                    1998
                                             -------------          ----------------
    Sub-prime                                    $3,056                 $1,996
    Home Equity Loans                             2,757                  1,690
                                             =============          ================
    Total Non Traditional Loan Volume            $5,813                 $3,686
                                             =============          ================

---------------------------------------------------------------------------------------------

    Loan origination fees decreased in the nine months ended November 30, 1999 as compared to the nine months ended November 30, 1998 primarily due to lower production and a change in the divisional mix. The Consumer Markets and Wholesale Lending Divisions (which, due to their cost structures, charge higher origination fees per dollar loaned than the Correspondent Division), comprised a lower percentage of total production in the nine months ended November 30, 1999 than in the nine months ended November 30, 1998. Gain on sale of loans also decreased in the nine months ended November 30, 1999 as compared to the nine months ended November 30, 1998 primarily due to lower production volume and reduced margins on prime credit quality mortgages partially offset by increased sales during the nine months ended November 30, 1999 of higher margin home equity and sub-prime loans.

    Net interest income (interest earned net of interest charges) increased to $71.9 million for the nine months ended November 30, 1999, up from $28.3 million for the nine months ended November 30, 1998. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan inventory ($128.1 million and $86.2 million for the nine months November 30, 1999 and the nine months ended November 30, 1998, respectively); (ii) interest expense related to the Company's investment in servicing rights ($235.7 million and $263.1 million for the quarter ended November 30, 1999 and the nine months ended November 30, 1998, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($164.4 million and $200.9 million for the nine months ended November 30, 1999 and the nine months ended November 30, 1998, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in inventory. The increase in net interest income from the mortgage loan inventory was primarily attributable to an increase in inventory levels as a result of a longer warehouse period combined with a higher net earnings rate during the nine months ended November 30, 1999. The decrease in interest expense related to the investment in servicing rights resulted primarily from a decrease in Interest Costs Incurred on Payoffs. The decrease in net interest income earned from the custodial balances was primarily related to a decrease in the average custodial balances caused by a decrease in the amount of prepayments.

    During the nine months ended November 30, 1999, loan servicing income before amortization increased primarily due to growth of the loan servicing portfolio. The growth in the Company's servicing portfolio since November 30, 1998 was the result of loan production volume and the acquisition of bulk servicing rights. This was partially offset by prepayments and scheduled amortization.

    During the nine months ended November 30, 1999, the annual prepayment rate of the Company's servicing portfolio was 15%, compared to 28% for the nine months ended November 30, 1998. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the housing market.

    The Company recorded MSR amortization net of impairment recovery for the nine months ended November 30, 1999 totaling $90.5 million (consisting of amortization amounting to $354.2 million reduced by recovery of previous impairment of $263.7 million), compared to $1.3 billion of amortization and impairment (consisting of amortization amounting to $416.4 million and impairment of $854.8 million) for the nine months ended November 30, 1998. The primary factors affecting the amount of amortization and impairment of MSRs recorded in an accounting period are the level of prepayments during the period and the change, if any, in estimated future prepayments. To mitigate the effect on earnings of MSR impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge").

    In the nine months ended November 30, 1999, the Company recognized a net expense of $261.8 million from its Servicing Hedge. The net expense included unrealized net losses of $231.8 million and realized net expense of $30.0 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization. In the nine months ended November 30, 1998, the Company recognized a net benefit of $822.9 million from its Servicing Hedge. The net benefit included unrealized gains of $447.4 million and net realized gains of $375.5 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization.

    Salaries and related expenses are summarized below for the nine months ended November 30, 1999 and 1998.

 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                Nine months ended November 30, 1999
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                   $180,732         $46,500         $78,157            $40,560        $345,949

      Incentive Bonus                   81,199           2,090          15,989             18,102         117,380

      Payroll Taxes and Benefits        36,299           9,575          14,461              5,166          65,501
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $298,230         $58,165        $108,607            $63,828        $528,830
                                     ============    =============    =============    =============    ------------

      Average Number of Employees        5,921           2,221            2,161               760          11,063


 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------






 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                Nine months ended November 30, 1998
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                     Production           Loan          Corporate                    Other
                                     Activities      Administration   Administration    Activities         Total
 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

      Base Salaries                   $149,277         $38,370         $65,972            $26,859       $ 280,478

      Incentive Bonus                  112,344           1,462          15,392             13,787         142,985

      Payroll Taxes and Benefits        36,848           8,667          11,214              4,063          60,792
                                     ------------    -------------    -------------    -------------    ------------
      Total Salaries and Related
            Expenses                  $298,469         $48,499         $92,578            $44,709        $484,255
                                     ============    =============    =============    =============    ------------

      Average Number of Employees        5,189           1,917            1,757               603           9,466

 ---- --------------------------- -- ------------ -- ------------- -- ------------- -- ------------- -- ------------

    The amount of salaries increased during the nine months ended November 30, 1999 reflecting the continued expansion of the consumer branch network. This was partially offset by a reduction in loan processing personnel resulting from the decline in refinance activity. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries also contributed to the increase. Incentive bonuses earned during the nine months ended November 30, 1999 decreased primarily due to the reduction in loan production.

    Occupancy and other office expenses for the nine months ended November 30, 1999 increased to $211.2 million from $196.8 million for the nine months ended November 30, 1998. The increase was primarily due to: (i) the continued expansion of the consumer branch network; (ii) a larger servicing portfolio; and
(iii) growth in the Company's non-mortgage banking activities.

    Guarantee fees are paid to Fannie Mae, Freddie Mac, and Ginnie Mae to guarantee timely and full payment of principal and interest on MBS and to transfer the credit risk of the loans in the servicing portfolio sold to these entities. For the nine months ended November 30, 1999, guarantee fees expense increased 6% to $143.7 million, up from $135.7 million for the nine months ended November 30, 1998. The increase resulted from an increase in the servicing portfolio, changes in the mix of the portfolio guaranteed by the GSEs and terms negotiated at the time of loan sales.

    Marketing expenses for the nine months ended November 30, 1999 increased 20% to $56.5 million compared to from $47.2 million for the nine months ended November 30, 1998. This increase supported the larger consumer branch network.

    Other operating expenses for the nine months ended November 30, 1999 decreased by 1% from the nine months ended November 30, 1998. This decrease was due primarily to a reduction in reserves for bad debt offset by the expansion of the consumer branch network, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries in the nine months ended November 30, 1999 as compared to the nine months ended November 30, 1998.











    The Company's pre-tax earnings by segment is summarized below.

-------------------------------------------- --------------------------------------- --------
                                                       Nine months ended
       (Dollar amounts in millions)                       November 30,
-------------------------------------------- --------------------------------------- --------
                                                 1999                    1998
                                             -------------          ----------------
    Loan Production                            $251,467               $424,046
    Loan Servicing                              221,434                  1,886
    Capital Markets                              23,493                 19,546
    Other Activities                             12,415                 19,771
                                             =============          ================
    Pre-tax Earnings                           $508,809               $465,249
                                             =============          ================

---------------------------------------------------------------------------------------------

Profitability of Loan Production Segment

    Loan production segment activities include loan origination and purchases, warehousing and sales. The decrease of $172.5 million was primarily attributable to lower production, higher production costs and reduced margins on prime credit quality mortgages. These factors were partially offset by increased production and sales of higher margin home equity and subprime loans.

Profitability of Loan Servicing Segment

    Loan servicing segment activities include administering the loans in the servicing portfolio, selling homeowners and other insurance, acting as tax payment agent, marketing foreclosed properties and acting as reinsurer. The increase of $219.5 million is primarily due to an increase in servicing revenues resulting from servicing portfolio growth combined with a reduction in the MSR amortization and recovery of previous MSR impairment attributable to the decline in refinance activity. These positive factors were partially offset by higher servicing costs driven by the increase in the servicing portfolio.

Profitability of Capital Markets Segment

    Capital Markets segment activities include primarily the operations of CSC, a registered broker dealer specializing in the secondary mortgage market. The increase of $4.0 million was primarily due to increased trading volumes.

Profitability of Other Activities

    In addition to loan production, loan servicing and capital markets, the Company offers ancillary products and services related to its mortgage banking activities, primarily through its subsidiary, LandSafe, Inc. Through several subsidiaries, LandSafe, Inc. acts as a title insurance agent and a provider of settlement, escrow, appraisal and credit reporting, and home inspection and flood zone determination services. In addition, through its subsidiaries, LandSafe, Inc. provides property profiles to realtors, builders, consumers, mortgage brokers and other financial institutions. For the nine months ended November 30, 1999, LandSafe Inc. contributed $10.9 million to the Company's pre-tax income compared to $18.6 million for the nine months ended November 30, 1998. The decrease in the profitability of LandSafe Inc. resulted primarily from decreased title business attributable to the decline in refinance activity.

    The operations of other activities, excluding LandSafe Inc., consist primarily of the holding company. These operations incurred pre-tax income of $1.5 million during the nine months ended November 30, 1999 compared to pre-tax income of $1.2 million during the nine months ended November 30, 1998.




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

    Utilizing the sensitivity analyses described above, as of November 30, 1999, the Company estimates that a permanent 0.50% reduction in interest rates, all else being constant, would result in a $3.8 million after-tax loss related to its trading securities and that there would be no loss related to its other financial instruments. As of November 30, 1999, the Company estimates that this combined after-tax loss of $3.8 million is the largest such loss that would occur within the range of reasonably possible interest rate changes. These sensitivity analyses are limited by the fact that they are performed at a particular point in time, are subject to the accuracy of various assumptions used including prepayment speed forecasts, and do not incorporate other factors that would impact the Company's financial performance in such a scenario. Consequently, the preceding estimates should not be viewed as a forecast.

    An additional market risk facing the Company is foreign currency risk. The Company has issued foreign currency denominated medium-term notes (See Note E). The Company manages the foreign currency risk associated with such medium-term notes by entering into currency swaps. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into the Company's reporting currency (i.e., U.S. dollars), thereby eliminating the associated foreign currency risk (subject to the performance of the various counterparties to the currency swaps). As a result, hypothetical changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

Inflation

    Inflation affects the Company most significantly in the areas of loan production and servicing. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates increase, loan production decreases, particularly from loan refinancings. Although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by an improving economy or the anticipation of increasing real estate values. In such periods of reduced loan production, production margins may decline due to increased competition resulting from overcapacity in the market. In a higher interest rate environment, servicing-related earnings are enhanced because prepayment rates tend to slow down thereby extending the average life of the Company's servicing portfolio and reducing amortization and impairment of the MSRs, as well as Interest Costs Incurred on Payoffs, and because the rate of interest earned from the custodial balances tends to increase. Conversely, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the then-current interest rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its servicing-related earnings primarily due to increased amortization and impairment of the MSRs, a decreased rate of interest earned from the custodial balances and increased Interest Costs Incurred on Payoffs. The servicing hedge is designed to mitigate the impact of changing interest rates on servicing-related earnings.

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

Liquidity and Capital Resources

    The Company's principal financing needs are the financing of its mortgage loan inventory and its investment in MSRs. To meet these needs, the Company currently utilizes commercial paper supported by the revolving credit facility, medium-term notes, senior debt, MBS repurchase agreements, subordinated notes, pre-sale funding facilities, an optional cash purchase feature in the dividend reinvestment plan, redeemable capital trust pass-through securities, securitization of servicing fee income and cash flow from operations. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from the revolving credit facility and public offerings of common and preferred stock.

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

Cash Flows

    Operating Activities In the nine months ended November 30, 1999, the Company's operating activities provided cash of approximately $2.5 billion. In the nine months ended November 30, 1998, operating activities used approximately $1.6 billion. The increase in cash provided by operating activities was due primarily to the reduction in mortgage loan inventory driven by the reduction in loan originations.


    Investing Activities The primary investing activity for which cash was used by the Company was the investment in MSRs and the acquisition of Balboa Life and Casualty Group. Net cash used by investing activities was $1.3 billion for the nine months ended November 30, 1999 and $1.2 billion for the nine months ended November 30, 1998.

    Financing Activities Net cash used by financing activities amounted to $1.1 billion for the nine months ended November 30, 1999. Net cash provided by financing activities amounted to $2.9 billion for the nine months ended November 30, 1998. The increase or decrease in cash flow from financing activities was primarily the result of the change in the Company's mortgage loan inventory and investment in MSRs.

Prospective Trends

Applications and Pipeline of Loans in Process

    For the month ended December 31, 1999, the Company received new loan applications at an average daily rate of $247 million. As of December 31, 1999, the Company's pipeline of loans in process was $7.0 billion. This compares to a daily application rate for the month ended in December 31, 1998 of $569 million and a pipeline of loans in process as of December 31, 1998 of $15.5 billion. The size of the pipeline is generally an indication of the level of future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK `N SHOP(R) Pipeline as of December 31, 1999 was $1.6 billion and as of December 31, 1998 was $1.1 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage loans, the level of competition in the market, the direction of interest rates, seasonal factors and general economic conditions.

Market Factors

      Loan production decreased 47% from the quarter ended November 30, 1998 to the quarter ended November 30, 1999. This decrease was primarily due to a smaller mortgage origination market, driven by reduced refinances. Home purchase related loan production was essentially unchanged during the same period.

    The prepayment rate in the servicing portfolio decreased from 30% for the quarter ended November 30, 1998 to 9% for the quarter ended November 30, 1999. This was due primarily to a decrease in refinances.

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

    The Company's California mortgage loan production (as measured by principal balance) constituted 20% of its total production during the quarter ended November 30, 1999 and 23% during the quarter ended November 30, 1998. The Company is continuing its efforts to expand its production capacity outside of California. Some regions in which the Company operates have experienced slower economic growth, and real estate financing activity in these regions has been impacted negatively. The Company has striven to diversify its mortgage banking activities geographically to mitigate such effects.

    The delinquency rate in the Company's servicing portfolio, excluding sub-servicing, increased to 3.97% at November 30, 1999 from 3.61% as of November 30, 1998. The Company believes that this increase was primarily the result of changes in portfolio mix and aging. Sub-prime loans (which tend to experience higher delinquency rates than prime loans) represented approximately 3% of the total portfolio as of November 30, 1999, up from 1% as of November 30, 1998. In addition, the weighted average age of the government loans increased to 33 months at November 30, 1999 from 31 months in November 30, 1998. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. However, because the loans in the portfolio are generally serviced on a non-recourse basis, the Company's exposure to credit loss resulting from increased delinquency rates is substantially limited. Furthermore, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

     The percentage of loans in the Company's servicing portfolio, excluding sub-servicing, that are in foreclosure decreased to 0.33% as of November 30, 1999 from 0.36% as of November 30, 1998. Generally, the Company is not exposed to credit risk. Because the Company services substantially all conventional loans on a non-recourse basis, related foreclosure losses are generally the responsibility of the investor or insurer and not the Company. While the Company does not generally retain credit risk with respect to the prime credit quality first mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company. Similarly, government loans serviced by the Company (24% of the Company's servicing portfolio as of November 30, 1999) are insured by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Administration. The Company is exposed to credit losses to the extent that the partial guarantee provided by the Department of Veterans Administration is inadequate to cover the total credit losses incurred. The Company retains credit risk on the home equity and sub-prime loans it securitizes, through retention of a subordinated interest. As of November 30, 1999, the Company had investments in such subordinated interests amounting to $357.4 million.

Servicing Hedge

    As previously discussed, the Company's Servicing Hedge is designed to protect the value of its investment in MSRs from the effects of increased prepayment activity that generally results from declining interest rates. In periods of increasing interest rates, the value of the Servicing Hedge generally declines and the value of MSRs generally increases. There can be no assurance that, in periods of increasing interest rates, the increase in value of the MSRs will fully offset the decline in value of the Servicing Hedge. Likewise, there can be no assurance that, in periods of declining interest rates, that the Servicing Hedge will generate gains, or if gains are generated, that they will fully offset impairment of the MSRs.

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

Year 2000 Update

    The Company conducted tests of its systems and applications, including electronic interfaces with business partners, throughout the weekend of January 1 and 2, 2000. To date, the Company has not experienced any material issues associated with the date rollover into the year 2000. The Company continues to monitor its systems and applications for such issues in order to address them promptly, should any arise.





    The Company had four distinct Year 2000 Projects, each of which focused on a particular critical area.

    The Company's primary platform is the IBM AS/400 which contains all of the data relating to the origination and servicing of the home loans in the Company's portfolio. As of December 31, 1998 the Company had substantially reprogrammed and re-engineered the system to incorporate four-digit century date fields by testing the function and accuracy of the reprogrammed fields, implementing the revised code and forward-date testing of the more than 17,000 production programs on the AS/400.

    Many of the Company's Client Server applications have been developed in-house and in a Year 2000 compliant format. The majority of these applications interface with the AS/400. The Company reviewed and forward-date tested each of its mission critical and less critical Client Server applications to confirm their Year 2000 readiness. Additionally, as part of this project, the Company tested the interfaces between the individual critical Client Server applications and the AS/400 to confirm that accurate data is exchanged. Newly-developed Client Server applications were forward-date tested before they were implemented into production.

    The Company's Infrastructure Project inventoried the personal computers used by the Company's employees nationwide to determine the Year 2000 readiness of these computers. As part of the Infrastructure Project, the Company also identified "shrink-wrapped" and desktop software used company-wide, as well as desktop software supporting individuals and individual business units, in order to determine whether the vendor's products were compliant. This Project also monitored websites and other available information concerning software and hardware vendors and disseminated the latest available information to those business units relying on the product. With respect to non-compliant software, the Company either sought alternative sources of similar applications or developed its own applications.

    The Infrastructure Project inventoried, assessed, corrected and forward-date tested the Company's mission critical wide area network components, telecommunications systems and unique business systems. Additionally, the Infrastructure Project personnel, along with personnel from the Company's Facilities Department, tested the energy management, environmental and safety ad security systems of the Company's corporate facilities to determine that they would operate satisfactorily in the Year 2000 and beyond.

    The Communications Project personnel developed a database for collecting information regarding the Year 2000 status of the Company's strategic business partners and other vendors and suppliers to achieve a reasonable understanding of the Year 2000 readiness and contingency plans of those entities in advance of the Year 2000.

Contingency Planning

    With the assistance of a vendor specializing in business continuity planning, the Company reviewed and improved its business continuity procedures on a company-wide basis. The business analysis aspect of the contingency planning process also served as a means of verifying the Company's inventories of Client Server applications, Infrastructure hardware and software, vendors and suppliers, external and internal interfaces and business partners. All mission critical business units participated in a major disaster simulation to test the interaction of the business recovery plans of multiple business units.

Costs

    The total cost associated with the Company's Year 2000 efforts is not material to the Company's financial position. The Company expensed these costs during the period in which they were incurred. [The estimated total cost of the Year 2000 Project is approximately $36 million, of which $34 million had been incurred through November 30, 1999.] Although the Company's expectations about future costs associated with the Year 2000 are subject to uncertainties, in light of the minimal issues occurring to date the Company believes that the actual costs will not differ materially from the Company's expectations.



Risks

    Due to the global nature of the Year 2000 issue, the Company cannot determine all of the consequences the Year 2000 may have on its business and operations. The Company believes that in light of minimal issues occurring to date, the efforts of its Year 2000 Projects, including the Contingency Planning aspect, the possibility of material business interruptions is unlikely. However, there may be instances where the Company has relied on third party information, which proves to be unreliable and could have an adverse effect on the Company.

                           PART II. OTHER INFORMATION
Item 5.  Other Information

     Any proposal that a stockholder wishes to present for consideration at the 2000 Annual meeting of the Stockholders must be received by the Company no later than July 12, 2000 for inclusion in the 2000 Notice of Annual Meeting, Proxy Statement and Proxy. Any other proposal that a stockholder wishes to bring before the 2000 Annual Meeting of Stockholders must also be received by the Company no later than July 12, 2000. All proposals must comply with the applicable requirements or conditions established by the Securities and Exchange Commission and Article II, Section 13 of the Company's Bylaws, which requires among other things, certain information to be provided in connection with the submission of stockholder proposals. All proposals must be directed to the Secretary of the Company at 4500 Park Granada, MSN CH-19, Calabasas, California 91302.


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



                       COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                  (Registrant)






   DATE:      January 13, 2000                       /s/ Stanford L. Kurland
                                          --------------------------------------
                                                Senior Managing Director and
                                                   Chief Operating Officer




   DATE:      January 13, 2000                      /s/ Carlos M. Garcia
                                          --------------------------------------
                                           Managing Director; Finance, Chief
                                               Financial Officer and Chief
                                              Accounting Officer (Principal
                                            Financial Officer and Principal
                                                   Accounting Officer)