Form 10-Q/A
period 1999-11-30
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 2000-03-24
CIK 25191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q/A

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

This amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q previously filed for the quarterly period ended November 30, 1999. This Quarterly Report on Form 10-Q/A is filed to delete the information contained in "Part II Other Information", "Item 5. Other Information".






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