Form 10-K
period 2000-02-29
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 2000-05-30
CIK 25191

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2000

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

        Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of May 17, 2000, there were 114,090,819 shares of Countrywide Credit Industries, Inc. Common Stock, $.05 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $3,442,219,153. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

    The Company, through its other wholly-owned subsidiaries, offers products and services complementary to its mortgage banking business. See "Business-Capital Markets Segment, Insurance Segment and Other Operations." Unless the context otherwise requires, references to the "Company" herein shall be deemed to refer to the Company and its consolidated subsidiaries.

    This Annual Report on Form 10-K may contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "should" and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The
Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors, among others, could cause future results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, insurance and securities products, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and demographics of the Company's markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and the cost of funds; (4) federal and state regulation of the Company's mortgage banking, closing services, capital markets and insurance operations; and (5) competition within the mortgage banking industry, capital markets and insurance industries.

B.   Mortgage Banking Operations

    The principal sources of revenue from the Company's mortgage banking business are: (i) loan origination fees; (ii) gains from the sale of loans;
(iii) interest earned on mortgage loans during the period that they are held by the Company pending sale, net of interest paid on funds borrowed to finance such mortgage loans; (iv) loan servicing fees; and (v) interest earned from the custodial balances associated with the Company's servicing portfolio.

Loan Production Segment

    The Company originates and purchases conventional mortgage loans, mortgage loans insured by the Federal Housing Administration ("FHA"), mortgage loans partially guaranteed by the Department of Veterans Affairs ("VA"), home equity loans and sub-prime loans. A majority of the conventional loans are conforming loans that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The remainder of the conventional loans are non-conforming loans (i.e., jumbo loans with an original balance in excess of $252,700 or other loans that do not meet Fannie Mae or Freddie Mac guidelines). As part of its mortgage banking activities, the Company makes conventional loans with original balances of up to $2 million.



    The following table sets forth the number and dollar amount of the Company's prime credit quality first mortgage, home equity and sub-prime loan production for the periods indicated.

 ------------------------------- ----------- -----------------------------------------------------------------------
                    Summary of the Company's Prime Mortgage,

 (Dollar amounts in millions,                               Home Equity and Sub-prime Loan Production
 except average loan amount)                                      Year Ended February 29(28),
                                 ----------- -----------------------------------------------------------------------
 ------------------------------- ----
                                          2000             1999             1998           1997            1996
 ------------------------------- ---- ------------- -- ------------- --- ----------- -- ------------ -- ------------
 Conventional Loans

   Number of Loans                         359,360          529,345         231,595         190,250         191,534
   Volume of Loans                       $45,412.5        $69,026.1       $29,887.5       $22,676.2       $21,883.4
   Percent of Total Volume                   68.0%            74.3%           61.3%           60.0%           63.3%
 FHA/VA Loans

   Number of Loans                         131,679          190,654         162,360         143,587         125,127
   Volume of Loans                       $13,535.5        $19,137.5       $15,869.8       $13,657.1       $12,259.3
   Percent of Total Volume                   20.3%            20.6%           32.5%           36.1%           35.5%
 Home Equity Loans

   Number of Loans                          93,812           65,607          45,052          20,053           7,986
   Volume of Loans                        $3,635.6         $2,220.5        $1,462.5          $613.2          $220.8
   Percent of Total Volume                    5.5%             2.4%            3.0%            1.6%            0.6%
 Sub-prime Loans

   Number of Loans                          43,392           25,433          16,360           9,161           1,941
   Volume of Loans                        $4,156.1         $2,496.4        $1,551.9          $864.3          $220.2
   Percent of Total Volume                    6.2%             2.7%            3.2%            2.3%            0.6%
 Total Loans

   Number of Loans                         628,243          811,039         455,367         363,051         326,588
   Volume of Loans                       $66,739.7        $92,880.5       $48,771.7       $37,810.8       $34,583.7
   Average Loan Amount                    $106,000         $115,000        $107,000        $104,000        $106,000

 ------------------------------- ---- ------------- -- ------------- --- ----------- -- ------------ -- ------------

    The decrease in the number and dollar amount of loans produced in the year ended February 29, 2000

("Fiscal 2000") was primarily due to a decrease in the overall mortgage market, driven largely by a reduction in refinances caused by rising mortgage rates.

    In an environment of increasing interest rates, adjustable-rate mortgage loans ("ARMs") generally increase as a percentage of production while refinance activity decreases. For Fiscal 2000, 1999 and 1998, ARMs represented 14%, 5% and 23%, respectively, of the Company's total volume of mortgage loans produced. In addition, refinances comprised approximately 35%, 57% and 41%, respectively, of the Company's total volume of mortgage loans produced. For Fiscal 2000, 1999 and 1998 jumbo loans represented 22%, 23% and 20%, respectively, of the Company's total volume of mortgage loans produced.

    The Company produces mortgage loans through three separate divisions of Countrywide Home Loans and through Full Spectrum Lending, Inc. (the "Divisions).

Consumer Markets Division

    The Company's consumer markets division (the "Consumer Markets Division") originates primarily prime credit quality first mortgage and home equity loans through referrals from real estate agents and direct contact with consumers through its nationwide network of retail branch offices and its electronic commerce-based group known as the Home Finance Network. For calendar 1999, the Consumer Markets Division was ranked as the third largest retail lender, in terms of volume, among residential mortgage lenders nationwide. During Fiscal 2000, the Consumer Markets Division added 31 retail branch offices, bringing the total such offices to 446 located in 47 states and the District of Columbia. Each of the Consumer Markets Division's branch offices is typically staffed by four to five employees. They are connected to the Company's central office by a computer network. The Company operates three Home Finance Network centers that solicit potential borrowers and receive contacts from potential borrowers through electronic media. Loan counselors employed in the Home Finance Network centers provide information and process loan applications, which are then made electronically available to branch offices for processing and funding. Business from home construction companies is solicited through a nationwide network of builder account managers. Additionally, business is solicited through advertising, affinity relationships, participation by branch management in local real estate related business functions, and extensive use of direct mailings to borrowers and real estate brokers. The Company believes it offers a superior alternative to its customers through low cost loans, a broad product line which includes one-stop choice, direct access to the lender using the customer's preferred channel (a local branch, telephonically or through the Internet), and local underwriting authority. Consumer Markets Division Branch Managers are not paid a commission on individual loan production; however, they are paid a bonus based on various factors, including branch profitability and loan quality. The Company believes that applying this basic approach allows it to originate high-quality loans at a comparatively low cost. The Consumer Markets Division uses continuous quality control audits of loans originated within to monitor compliance with the Company's underwriting criteria. The audits are performed by branch management and independent quality control personnel.


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

 (Dollar amounts in millions,                              Home Equity and Sub-prime Loan Production
 except average loan amount)                                      Year Ended February 29(28),
 ------------------------------- -- ------------- --- ------------ -- ------------ --- ------------ -- -------------
                                            2000             1999            1998             1997             1996
 ------------------------------- -- ------------- --- ------------ -- ------------ --- ------------ -- -------------
 Conventional Loans

   Number of Loans                       102,665          151,845          67,850           43,261           47,260
   Volume of Loans                     $13,156.0        $18,860.2        $8,377.7         $5,145.3         $5,271.8
   Percent of Total Volume                 65.9%            66.2%           62.8%            63.7%            70.7%
 FHA/VA Loans

   Number of Loans                        49,247           87,290          43,238           27,746           22,829
   Volume of Loans                      $4,998.2         $8,687.0        $4,114.0         $2,514.3         $2,025.4
   Percent of Total Volume                 25.0%            30.4%           30.8%            31.2%            27.1%
 Home Equity Loans

   Number of Loans                        61,256           31,725          27,198           14,028            6,000
   Volume of Loans                      $1,793.3           $947.8          $784.3           $384.7           $160.9
   Percent of Total Volume                  9.0%             3.3%            5.9%             4.8%             2.2%
 Sub-prime Loans

   Number of Loans                           208              130             737              303                -
   Volume of Loans                         $19.6            $13.1           $62.5            $27.0                -
   Percent of Total Volume                  0.1%             0.1%            0.5%             0.3%                -
 Total Loans

   Number of Loans                       213,376          270,990         139,023           85,338           76,089
   Volume of Loans                     $19,967.1        $28,508.1       $13,338.5         $8,071.3         $7,458.1
   Average Loan Amount                   $94,000         $105,000         $96,000          $95,000          $98,000

 ------------------------------- -- ------------- --- ------------ -- ------------ --- ------------ -- -------------

   Wholesale Division

    The Company's wholesale division (the "Wholesale Division") produces prime credit quality first mortgage, home equity and sub-prime loans through mortgage loan brokers and other financial intermediaries. As of February 29, 2000, the Wholesale Division operated 58 loan centers, 10 regional support centers and three sub-prime underwriting centers in various parts of the United States. Each branch is typically staffed by 10-15 employees, comprised of sales and operational personnel. Business is solicited through a broad sales force, the Internet, advertising and participation of branch management and sales personnel in trade associations. Additionally, the Wholesale Division has sales personnel dedicated to serving large builders who have their own mortgage company. Wholesale Division Branch Managers are not paid a commission on individual loan production; however, they are paid a bonus on various factors, including branch profitability and loan quality. Wholesale Division sales personnel are paid a bonus or commission based on loan production. For calendar 1999, the Wholesale Division was ranked as the top wholesale originator, in terms of volume, among residential mortgage lenders nationwide. The Company attributes its success to providing a high level of localized service to loan brokers, a competitive and innovative product array and technology. The Wholesale Division's website, "Countrywide Wholesale Business Channel" ("CWBC"), offers loan origination capability coupled with automated underwriting that will allow a decision to be made within minutes after an application is submitted through the website. Prime credit quality first mortgage loans are approved on the local authority of the Wholesale Division's loan underwriters staffed within each loan center. Sub-prime loans are underwritten centrally by a specialized underwriting group and comply with the Company's underwriting criteria for such loans. In addition, quality control personnel review loans for compliance with the Company's underwriting criteria. The Wholesale Division has approximately 15,000 approved mortgage brokers and other third-party originators. All Wholesale Division business partners are subject to ongoing quality control reviews.

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

 (Dollar amounts in millions,                             Home Equity and Sub-prime Loan Production
 except average loan amount)                                     Year Ended February 29(28),
 ------------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------
                                            2000             1999            1998            1997           1996
 ------------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------
 Conventional Loans

   Number of Loans                       111,935          187,852          87,391          50,570         59,670
   Volume of Loans                     $14,504.6        $25,493.4       $11,860.9        $6,187.8       $6,766.9
   Percent of Total Volume                 75.9%            82.5%           75.4%           73.4%          84.0%
 FHA/VA Loans

   Number of Loans                        21,029           33,282          23,641          12,505         10,448
   Volume of Loans                      $2,206.9         $3,436.1        $2,362.3        $1,190.0       $1,016.2
   Percent of Total Volume                 11.5%            11.1%           15.0%           14.1%          12.6%
 Home Equity Loans

   Number of Loans                        17,651           18,172          11,073           6,017          1,937
   Volume of Loans                        $799.4           $687.2          $419.4          $227.7          $57.5
   Percent of Total Volume                  4.2%             2.2%            2.7%            2.7%           0.7%
 Sub-prime Loans

   Number of Loans                        16,820           13,274          11,721           8,568          1,941
   Volume of Loans                      $1,605.5         $1,300.5        $1,088.1          $823.9         $220.2
   Percent of Total Volume                  8.4%             4.2%            6.9%            9.8%           2.7%
 Total Loans

   Number of Loans                       167,435          252,580         133,826          77,660         73,996
   Volume of Loans                     $19,116.4        $30,917.2       $15,730.7        $8,429.4       $8,060.8
   Average Loan Amount                  $114,000         $122,000        $118,000        $109,000       $109,000

 ------------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------

Correspondent Division

    Through its network of correspondent offices (the "Correspondent Division"), the Company purchases loans from other mortgage bankers, commercial banks, savings and loan associations, credit unions and other financial intermediaries ("correspondents"). For calendar 1999, the Correspondent Division was ranked as the third largest correspondent lender, in terms of volume, among residential mortgage lenders nationwide. The Company's correspondent offices are located in Simi Valley, California; Dallas, Texas and Pittsburgh, Pennsylvania. The Correspondent Division has approximately 1,500 approved financial intermediaries serving all 50 states, District of Columbia and Guam. Financial intermediaries are approved after a review of the reputation, financial strength and mortgage lending expertise of such institutions, including a review of their references and financial statements. In addition, all correspondents are reaffirmed annually based upon a review of their current audited financial statements and their historical production volumes and quality. The Company attributes its success to providing superior service in the form of a broad product line and advanced technological systems. The Correspondent Division's website, "Platinum Lender Access" ("Platinum"), offers a reliable and efficient way for approved correspondents to register loans, lock in best effort commitments and get immediate approval for commitments through the Internet. In addition, the website also offers a quick access to the Company's other ancillary services.

    The Correspondent Division has in place extensive compliance monitoring systems and procedures. These procedures include prior purchase underwriting reviews, reviews performed by contract underwriters whose work CHL is indemnified against, fraud detection, re-verification of employment, income and deposits and other steps as deemed appropriate. In addition, quality control personnel review loans for compliance with the Company's underwriting criteria. To provide additional protection against losses, all correspondent contracts provide the Company with recourse in the event of non-compliance, fraud or misrepresentation in the origination process.

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

  (Dollar amounts in millions,                      Home Equity and Sub-prime Loan Production
  except average loan amount)                              Year Ended February 29(28),
  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
                                             2000            1999             1998            1997             1996
  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
  Conventional Loans

    Number of Loans                       144,760         189,648           76,354          96,419           84,604
    Volume of Loans                     $17,751.9       $24,672.5         $9,648.9       $11,343.1         $9,844.7
    Percent of Total Volume                 67.7%           75.3%            49.3%           53.2%            51.7%
  FHA/VA Loans

    Number of Loans                        61,403          70,082           95,481         103,336           91,850
    Volume of Loans                      $6,330.4        $7,014.4         $9,393.5        $9,952.8         $9,217.7
    Percent of Total Volume                 24.1%           21.4%            48.0%           46.7%            48.3%
  Home Equity Loans

    Number of Loans                        14,709          15,597            6,635               8               49
    Volume of Loans                      $1,035.8          $581.0           $252.4            $0.8             $2.4
    Percent of Total Volume                  3.9%            1.8%             1.3%            0.0%             0.0%
  Sub-prime Loans

    Number of Loans                        11,418           4,229            2,457             290                -
    Volume of Loans                      $1,121.5          $479.9           $267.5           $13.4                -
    Percent of Total Volume                  4.3%            1.5%             1.4%            0.1%                -
  Total Loans

    Number of Loans                       232,290         279,556          180,927         200,053          176,503
    Volume of Loans                     $26,239.6       $32,747.8        $19,562.3       $21,310.1        $19,064.8
    Average Loan Amount                  $113,000        $117,000         $108,000        $107,000         $108,000

  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------

   Full Spectrum Lending, Inc.

    Full Spectrum Lending, Inc. ("FSLI"), a wholly-owned subsidiary of the Company, which commenced operations on September 1, 1997, originates sub-prime first mortgages and home equity loans. FSLI operates a nationwide network of 47 retail branch offices located in 27 states in addition to three national sales centers. Each of FSLI's branch offices is typically staffed by five to seven employees. Business is obtained primarily through direct mailings to borrowers, outbound telemarketing, referrals from other Divisions of the Company and other business partners. FSLI Branch Managers are not paid a commission on individual loan production; however, they are paid a bonus based on various factors, including overall branch loan production, loan agent productivity, branch profitability and loan quality. FSLI sales personnel are paid a bonus based on loan production. Each loan approved by FSLI is reviewed by its centralized underwriting unit to ensure that standardized underwriting guidelines are met. In addition, FSLI performs quality control audits of the origination process on a continuous basis.



    The following table sets forth the number and dollar amount of FSLI's sub-prime home equity and first mortgage production for the periods indicated.

  ------------------------------- ------------------------------------------------------------------------------- --
                                                      Summary of the Full Spectrum Lending's

  (Dollar amounts in millions,                      Home Equity and Sub-prime Loan Production
  Except average loan amount)                              Year Ended February 29(28),
  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
                                             2000            1999             1998            1997             1996
  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
  Home Equity Loans

    Number of Loans                           196             113              146               -                -
    Volume of Loans                          $7.1            $4.5             $6.4               -                -
    Percent of Total Volume                  0.5%            0.6%             4.6%               -                -
  Sub-prime Loans

    Number of Loans                        14,946           7,800            1,445               -                -
    Volume of Loans                      $1,409.5          $702.9           $133.8               -                -
    Percent of Total Volume                 99.5%           99.4%            95.4%               -                -
  Total Loans

    Number of Loans                        15,142           7,913            1,591               -                -
    Volume of Loans                      $1,416.6          $707.4           $140.2               -                -
    Average Loan Amount                   $94,000         $89,000          $88,000               -                -

  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------

Fair Lending Programs

    In conjunction with fair lending initiatives undertaken by both Fannie Mae and Freddie Mac and promoted by various government agencies, including the Department of Housing and Urban Development ("HUD"), the Company has established affordable home loan and fair lending programs for low-income, moderate-income and designated minority borrowers. These programs offer more flexible underwriting guidelines (consistent with guidelines adopted by Fannie Mae and Freddie Mac) than historical industry standards, thereby enabling more people to qualify for home loans. These more flexible guidelines lower down payments, income and cash reserve requirements and are more liberal in areas such as credit and employment history.

    House America(R) is the Company's affordable home loan program for low- and moderate-income borrowers. It offers loans that are eligible for purchase by Fannie Mae and Freddie Mac. During Fiscal 2000 and 1999, the Company produced approximately $221 million and $312 million, respectively, of mortgage loans under this program. The decline in House America production from Fiscal 1999 to Fiscal 2000 was the result of an improvement in the relative attractiveness of other loan products as an alternative means of providing home ownership to low- and moderate-income borrowers. House America personnel work with all of the Company's production Divisions to help properly implement the flexible underwriting guidelines for House America loan programs. A selection of applications from low-income, moderate-income and designated minority borrowers that are initially recommended for denial within the Company's Consumer Markets Division are reviewed at a second level to insure that denial is appropriate. In addition, an integral part of the program is the House America Counseling Center, a free educational service, which can provide consumers with a home buyer's educational program, pre-qualify them for a loan or provide a customized budget plan to help them obtain their goal of home ownership. Many of the credit counselors are bilingual. They work with consumers providing counseling for up to one year. The Company also organizes and participates in local homebuyer fairs across the country. At these fairs, branch personnel and Counseling Center counselors discuss various loan programs, provide free pre-qualifications and distribute credit counseling and homebuyer education videos and workbooks.

    The Company's affordable housing outreach also includes participation in 195 local mortgage revenue bond programs that are available for first-time homebuyers. Federal law allows state and local government agencies to sell tax-exempt bonds to purchase mortgages securing loans made to first-time, low-income home buyers. These programs provide mortgages with below-market rates. The Company is approved to participate in nearly 500 Community Seconds Programs for first-time homebuyers and low- and moderate-income consumers. These programs are offered by city agencies, municipalities and non-profits to assist with downpayment and closing costs.

    The use of more flexible underwriting guidelines may carry a risk of increased loan defaults. However, because the loans in the Company's portfolio originated under the House America program are serviced on a non-recourse basis, the exposure to credit loss resulting from increased loan defaults is substantially limited.

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

    In conjunction with fair lending initiatives undertaken by both Fannie Mae and Freddie Mac, the Company has established affordable home loan programs for low- and moderate-income borrowers. These programs may allow for more flexible underwriting criteria than historical industry standards. See "Business -Fair Lending Programs".

    The Company determines loan approval by using the following general underwriting criteria to determine if a conventional loan is a prime credit quality first mortgage loan application. Borrowers who do not qualify for a prime credit quality first mortgage may qualify for a sub-prime loan. See Sub-prime Underwriting section below.

Employment and Income

    Applicants must exhibit the ability to generate income, on a regular ongoing basis, in an amount sufficient to pay the mortgage payment and any other debts the applicant may have. The following sources of income may be included when determining the applicant's ability: salary, wages, bonus, overtime, commissions, retirement benefits, notes receivable, interest, dividends, unemployment benefits, rental income and other verifiable sources of income.

    The type and level of income verification and supporting documentation required may vary based upon the type of loan program selected by the applicant. For salaried applicants, evidence of employment and income is obtained through written verification of employment with the current and prior employer(s) or by obtaining a recent pay stub and W-2 forms. Self-employed applicants are generally required to provide income tax returns, financial statements or other documentation to verify income.

Debt-to-Income Ratios

    Generally, an applicant's monthly housing expense (loan payment, real estate taxes, hazard insurance and homeowner association dues, if applicable) should be no greater than 25% to 28% of their monthly gross income. Total fixed monthly obligations (housing expense plus other obligations such as car loans, credit card payments, etc.) generally should be no greater than 33% to 36% of monthly gross income. Other areas of financial strength, such as equity in the property, large cash reserves or a history of meeting home mortgage or rental obligations are considered to be compensating factors and may result in an adjustment of these ratio limitations.

Credit History

    An applicant's credit history is examined for both favorable and unfavorable occurrences. An applicant who has made payments on outstanding or previous credit obligations according to the contractual terms may be considered favorably. Items such as slow payment records, legal actions, judgments, bankruptcy, liens, foreclosure or garnishments are viewed unfavorably. In some instances, extenuating circumstances beyond the applicant's control, may mitigate the effect of such unfavorable items on the credit decision.

Property

    The property's market value is assessed to ensure that the property provides adequate collateral for the loan. Generally, properties are appraised by licensed real estate appraisers. Automated or streamlined appraisal systems may also be used to confirm property values on some loan programs.

Maximum Indebtedness to Appraised Value

    Generally, the maximum amount the Company will lend is 95% of the property value (appraised value or purchase price, which ever is less). However, under certain loan programs this percentage may be exceeded. Loan amounts in excess of 80% of the appraised value generally require primary mortgage insurance to protect against foreclosure loss.

Funds for Closing

    Generally, applicants are required to have sufficient funds of their own to meet the down payment requirement. A portion of the funds may come from a gift or an unsecured loan from a municipality or a non-profit organization. Certain programs may require the applicant to also have cash reserves after closing.

Sub-prime Underwriting

    Generally, the same information is reviewed in the sub-prime underwriting process as in the prime credit quality first mortgage loan underwriting process. Borrowers who qualify generally have payment histories and debt-to-income ratios which would not satisfy Freddie Mac and Fannie Mae underwriting guidelines and may have a record of major derogatory credit items such as outstanding judgements or prior bankruptcies. Countrywide's sub-prime mortgage loan underwriting guidelines establish the maximum permitted loan-to-value ratio for each loan type based upon these and other risk factors, with more risk factors resulting in lower loan-to-value ratios. On a case by case basis, the Company may determine that, based upon compensating factors, a prospective borrower who does not strictly qualify under the underwriting risk category guidelines warrants an underwriting exception. Compensating factors may include low loan-to value ratio, low debt-to-income ratios, stable employment and time in the same residence.


Geographic Distribution

    The following table sets forth the geographic distribution of the Company's prime credit quality first mortgage, home equity and sub-prime loan production for Fiscal 2000.

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

      ----- ----------------------------- -- ------------------ -- ----------------- -- ----------------- ---
                                                                                         Percentage of

                                                  Number              Principal           Total Dollar

               (Dollar amounts in                of Loans               Amount               Amount
            millions)

      ----- ----------------------------- -- ------------------ -- ----------------- -- ----------------- ---
               California                         134,710             $14,428.6               21.6%
               Michigan                            38,429               3,700.9                5.5%
               Texas                               38,137               3,699.8                5.5%
               Florida                             36,348               3,219.9                4.8%
               Colorado                            24,557               3,048.8                4.6%
               Illinois                            24,619               2,694.8                4.0%
               Arizona                             22,423               2,370.6                3.6%
               Washington                          18,358               2,195.6                3.3%
               Massachusetts                       14,161               1,961.0                2.9%
               Georgia                             17,201               1,845.7                2.8%
               Ohio                                19,875               1,797.3                2.7%
               New Jersey                          13,673               1,623.9                2.4%
               Pennsylvania                        17,742               1,561.1                2.3%
               New York                            12,194               1,521.9                2.3%
               Virginia                            12,837               1,407.2                2.1%
               Maryland                            12,712               1,378.1                2.1%
               Others (1)                         170,267              18,284.5               27.5%
                                             ------------------    -----------------    -----------------

                                                  628,243             $66,739.7              100.0%
                                             ==================    =================    =================

      ----- ----------------------------- -- ------------------ -- ----------------- -- ----------------- ---
         (1) No other  state  constitutes  more than  2.0% of the  total  dollar amount of loan production.

    California  mortgage loan  production as a percentage of total mortgage loan production  (measured by principal  balance) for Fiscal 2000,  1999 and 1998 was
22%,  25%  and  26%,   respectively.   Loan  production   within  California  is
geographically  dispersed,  which minimizes  dependence on any individual  local economy.  As of February 29, 2000, 83% of the Consumer  Markets  Division branch offices,  Wholesale Division loan centers and FSLI branches were located outside of California.


    The following  table sets forth the  distribution by county of the Company's
California loan production for Fiscal 2000.

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

      ----- ----------------------------- -- ------------------ -- ----------------- -- ------------------ --
                                                                                          Percentage of

                                                  Number              Principal           Total Dollar

               (Dollar amounts in                Of Loans               Amount               Amount
            millions)

      ----- ----------------------------- -- ------------------ -- ----------------- -- ------------------ --
               Los Angeles                         27,173              $3,803.9               26.4%
               Orange                              11,261               1,619.3               11.2%
               San Diego                            9,202               1,287.1                8.9%
               Riverside                            7,111                 776.6                5.4%
               Santa Clara                          4,878                 771.1                5.3%
               Others (1)                          75,085               6,170.6               42.8%
                                             ------------------    -----------------    ------------------

                                                  134,710             $14,428.6              100.0%
                                             ==================    =================    ==================

      ----- ----------------------------- -- ------------------ -- ----------------- -- ------------------ --
         (1) No other  county in  California  constitutes  more than 5.0% of the total dollar amount of California loan production.

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

    The Company securitizes substantially all of its FHA-insured and VA-guaranteed mortgage loans through the Government National Mortgage Association ("Ginnie Mae"), Fannie Mae, or Freddie Mac. The Company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA (at present, generally 25% to 50% of the loan, up to a maximum amount of $50,750, depending upon the amount of the loan). For Fiscal 2000, 1999 and 1998, the aggregate loss experience of the Company on VA loans in excess of the VA guaranty was approximately $8.5 million, $13.2 million and $18.5 million, respectively. The reduction in losses in Fiscal 2000 was due mainly to improved property values nationally. To guarantee timely and full payment of principal and interest on Fannie Mae, Freddie Mac and Ginnie Mae securities and to transfer the credit risk of the loans in the servicing portfolio sold to these entities the Company pays guarantee fees to these agencies.

    The Company sells its non-conforming conventional loan production on a non-recourse basis. These loans can be sold either on a whole-loan basis or in the form of "private-label" securities which generally have the benefit of some form of credit enhancement, such as insurance, letters of credit, payment guarantees or senior/subordinated structures.

    Home equity and sub-prime loans may be sold on a whole-loan basis or in the form of securities backed by pools of these loans. In connection with the securitization of its home equity and sub-prime loans, the Company retains a subordinated residual interest. The Company has exposure to credit losses on the underlying loans to the extent of this residual interest. As of February 29, 2000, the Company had investments in such subordinated residual interests amounting to $570.4 million.

    In connection with the sale and securitization of mortgage loans, the Company makes customary representations and warranties relating to, among other things, compliance with laws and the underwriting rules of the buyer or guarantor. In the event of a breach of such representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent foreclosure loss on the mortgage loan will be borne by the Company.

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

Loan Servicing Segment

    The Company services on a non-recourse basis substantially all of the mortgage loans that it originates or purchases pursuant to servicing agreements with Fannie Mae, Freddie Mac, Ginnie Mae and various private and public investors. In addition, the Company periodically purchases bulk servicing contracts, also on a non-recourse basis, to service single-family residential mortgage loans and home equity lines of credit originated by other lenders. Servicing contracts acquired through bulk purchases accounted for 8% of the Company's mortgage servicing portfolio as of February 29, 2000. Servicing mortgage loans includes collecting and remitting loan payments, responding to borrower inquires, making advances when required, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and hazard insurance, making any physical inspections of the property, counseling delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. The Company receives a fee for servicing mortgage loans ranging generally from 1/4% to 1/2% annually on the declining principal balances of the loans.

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

    To maximize the value of its investment in MSRs, the Company has endeavored to cross-sell various services and financial products to its portfolio of over
2.4 million borrowers. In particular, the Company has been able to cross-sell homeowners, fire, flood, earthquake, auto, home warranty, life and disability insurance, as well as annuities, through its insurance agency, Countrywide Insurance Services ("CIS"). CIS is a national, full-service, multi-line insurance agency, with over four hundred thousand policies currently in force with both portfolio and non-portfolio customers. In addition, through telemarketing and direct mail solicitations, the Company has offered home equity lines of credit to its existing borrowers. As of February 29, 2000, the Company had 109,235 home equity lines in place, up from 59,710 as of February 28, 1999.

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

    Through a separate subsidiary, the Company earns a portion of the primary mortgage insurance premiums associated with loans in the servicing portfolio by providing a layer of non-catastrophic reinsurance coverage to the primary mortgage insurance companies.

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

    The Company issues monthly statements to its borrowers. This allows the Company to provide personalized home loan information in a more timely manner while simultaneously providing a vehicle for the Company to market other products. Customers have the option of receiving a paper copy or an electronic copy of their monthly statement. For those customers who elect to receive an electronic statement, a notification is sent to the customer via e-mail when the statement is available through the Company's Website, saving the Company the cost of producing and mailing the statement while still marketing other products to the customer and providing the customer with monthly information.

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

    The majority of the Company's insurance tracking and disbursements is processed automatically through MortgageScan which makes use of Optical Character Recognition for forms and interacts with the servicing system. Data is extracted from insurance documents and converted to an electronic file that is processed through a rules engine that automatically requests payments, prepares correspondence and updates the host servicing system.

    The following table sets forth certain information regarding CHL's servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, for the periods indicated.



  ------------------------------------ -- -------------------------------------------------------------------------
   (Dollar amounts in millions)                                 Year Ended February 29(28),

  ------------------------------------ -- -------------------------------------------------------------------------
  Composition of Servicing Portfolio         2000           1999            1998           1997           1996
                                          ----------- -- ------------ -- ----------- -- ----------- -- ------------
           At Period End:
  FHA-Insured Mortgage Loans              $ 43,057.1      $ 38,707.0      $ 37,241.3     $ 30,686.3    $  23,206.5


  VA-Guaranteed Mortgage Loans               15,980.2       15,457.7        14,878.7       13,446.4       10,686.2
  Conventional Mortgage Loans               178,754.6      155,999.4       127,344.0      112,685.4      102,417.0
  Home Equity Loans                           5,229.2        2,806.3         1,656.5          689.9          204.5
  Sub-prime Loans                             7,160.7        2,502.3         1,744.2        1,048.9          289.1
                                          -----------    ------------    -----------    -----------    ------------
         Total Servicing Portfolio         $250,181.8     $215,472.7      $182,864.7     $158,556.9     $136,803.3
                                          ===========    ============    ===========    ===========    ============

  Beginning Servicing Portfolio            $215,472.7     $182,864.7      $158,556.9     $136,803.3     $113,071.3
  Add:  Loan Production                      66,739.7       92,880.5        48,771.7       37,810.8       34,583.7
           Bulk Servicing  and

  Subservicing                                2,658.1        6,644.6         3,761.6        2,808.1        6,428.5
           Acquired
  Less: Servicing Transferred (1)              (255.2)      (7,398.6)         (110.6)         (70.8)         (53.5)
           Runoff  (2)                      (34,433.5)     (59,518.5)      (28,114.9)     (18,794.5)     (17,226.7)
                                          -----------    ------------    -----------    -----------    ------------
  Ending Servicing Portfolio               $250,181.8     $215,472.7      $182,864.7     $158,556.9     $136,803.3
                                          ===========    ============    ===========    ===========    ============

  Delinquent Mortgage Loans and Pending
    Foreclosures at Period End (3):
      30 days                                2.74%          2.52%          2.68%           2.26%          2.13%
      60 days                                0.67%          0.53%          0.58%           0.52%          0.48%
      90 days or more                        0.56%          0.50%          0.65%           0.66%          0.59%
                                          -----------    -----------    ------------    -----------    ------------
            Total Delinquencies              3.97%          3.55%          3.91%           3.44%          3.20%
                                          ===========    ===========    ============    ===========    ============
  Foreclosures Pending                       0.39%          0.31%          0.45%           0.71%          0.49%
                                          ===========    ===========    ============    ===========    ============

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

    At February 29, 2000, the CHL's servicing portfolio of single-family mortgage loans was stratified by interest rate as follows.

 ---- -------------------------- -- --------------------------------------------------------------------------------
         (Dollar amounts in                              Total Portfolio at February 29, 2000
              millions)

 ---- -------------------------- -- --------------------------------------------------------------------------------
                                                                               Weighted

              Interest               Principal            Percent              Average                 MSR
                Rate                   Balance           of Total          Maturity (Years)          Balance
 ---- -------------------------- -- --------------- -- -------------- -- --------------------- -- --------------- --
           7% and under               $  84,670.4          33.8%                 24.4                  $1,781.3
           7.01-8%                     123,248.3           49.3%                 25.9                  2,735.1
           8.01-9%                      31,797.8           12.7%                 26.3                    689.7
           9.01-10%                      5,648.5            2.3%                 25.2                    154.4
           over 10%                      4,816.8            1.9%                 23.8                     36.0
                                    ---------------    --------------    ---------------------    ---------------
                                      $250,181.8          100.0%                 25.4                 $5,396.5
                                    ===============    ==============    =====================    ===============

 ---- -------------------------- -- --------------- -- -------------- -- --------------------- -- --------------- --

    The weighted average interest rate of the single-family mortgage loans in the Company's servicing portfolio as of February 29(28), 2000 and 1999 was 7.5%.
As of February 29, 2000, 89.9% of the loans in the servicing portfolio bore interest at fixed rates and 10.1% bore interest at adjustable rates. The weighted average net service fee of the loans in the portfolio was .383% as of February 29, 2000. The weighted average interest rate of the fixed-rate loans in the servicing portfolio was 7.5%.

    The following table sets forth the geographic distribution of the Company's servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, as of February 29, 2000.

  ----------------------------------------------------------- -- ----------------------------- --------------------
                                                                   Percentage of Principal
                                                                       Balance Serviced

  ----------------------------------------------------------- -- ----------------------------- --------------------

                    California                                                27.9%
                    Texas                                                      5.3%
                    Florida                                                    4.9%
                    Michigan                                                   4.0%
                    Illinois                                                   3.8%
                    Colorado                                                   3.7%
                    Washington                                                 3.4%
                    Arizona                                                    3.0%
                    Ohio                                                       2.9%
                    New York                                                   2.7%
                    Georgia                                                    2.7%
                    Massachusetts                                              2.6%
                    Virginia                                                   2.5%
                    New Jersey                                                 2.4%
                    Maryland                                                   2.3%
                    Pennsylvania                                               2.2%
                    Other (1)                                                 23.7%
                                                                         --------------
                                                                             100.0%

                                                                         ==============

  ----------------------------------------------------------- ---------- -------------- ---------------------------
(1) No other state contains more than 2.0% of the  properties  securing loans in the Company's servicing portfolio.

Financing of Mortgage Banking Operations

    The Company's principal financing needs are the financing of its mortgage loan inventory and its investment in MSRs. To meet these needs, the Company currently utilizes commercial paper supported by revolving credit facilities, medium-term notes, senior debt, MBS repurchase agreements, subordinated notes, pre-sale funding facilities, redeemable capital trust pass-through securities, securitization of servicing fee income and cash flow from operations. The Company estimates that it had available committed and uncommitted credit facilities aggregating approximately $9.6 billion as of February 29, 2000. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from the revolving credit facility and public offerings of common and preferred stock. For further information on the material terms of the borrowings utilized by the Company to finance its inventory of mortgage loans and MBS and its investment in servicing rights, see "Note F" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." The Company continues to investigate and pursue alternative and supplementary methods to finance its operations through the public and private capital markets.

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

C.   Information Technology

    The Company employs both proprietary and nonproprietary technology throughout the enterprise and continually searches for new and better ways of both providing services to its customers and of maximizing the efficiency of its operations. Technology is viewed as part of the Company's competitive advantage. By implementing highly integrated systems into its lines of business, the Company believes it has been successful in the rapid start-up of new business enterprises. The Company views technology as a key driver to maintaining world-class productivity levels in its operations. The deployment of Internet technologies, integrated client server systems, as well as advanced messaging systems such as Lotus Notes, interactive voice response and call management systems all represent examples where management believes technology has played a role in improving or maintaining productivity and efficiency.

    Proprietary systems currently in use by the Company include CLUESTM, an artificial intelligence system that is designed to expedite the review of applications, credit reports and property appraisals. The Company believes that CLUESTM increases underwriters' productivity, reduces costs and provides greater consistency to the underwriting process which in turn provides improved efficiencies in the Company's overall business processes and in the level of customer service (improved pricing, approval and funding speed) the Company is able to provide to its various constituencies. Other proprietary systems currently in use by the production Divisions are the EDGE (primarily used by the Consumer Markets and Wholesale Divisions and FLSI) and GEMS (primarily used by the Correspondent Division) systems, which are loan processing systems that are designed to reduce the time and cost associated with the loan application and funding process. These front-end systems were internally developed for the Company's exclusive use and are integrated with the Company's loan servicing, sales, accounting, treasury and other systems. The Company believes that both the EDGE and GEMS systems improve the quality of its loan products and customer service by: (i) reducing the risk of deficient loans; (ii) facilitating accurate and customized pricing; (iii) promptly generating loan documents with the use of laser printers; (iv) providing for electronic communication with credit bureaus, financial institutions, HUD and other third parties; and (v) generally minimizing manual data input.

     "AdvantEdge" is an application being developed by the Company. AdvantEdge is an object oriented contact management and loan origination system, which can be used separately or integrated with EDGE or websites. AdvantEdge was designed primarily to assist the telemarketing unit and retail branch network in generating more sales. AdvantEdge provides the telemarketing unit and the retail branch network the ability to (i) manage customer contact efficiently and effectively; (ii) pre-qualify a prospective applicant; (iii) provide "what if" scenarios to help find the appropriate loan product; (iv) obtain on-line price quotes; (v) take applications; (vi) request credit reports electronically through LandSafe, Inc.; (vii) issue a LOCK 'N SHOP (R) certificate; and (viii) transmit a loan pre-application to the appropriate production units for processing. Additionally, the loan origination modules of AdvantEdge provide disclosure document generation capability and access to CLUESTM. Once a loan is ready to be funded, the loan information is seamlessly transferred to EDGE, resulting in time saved and enhanced customer service. The Company believes that AdvantEdge will allow the retail branch network to convert more leads, increase business partner referrals and cross-sell additional products (e.g. mortgage insurance, property insurance, etc.) throughout the loan process. By maintaining a database of customer contact information, real estate agents, individual customers, loan brokers, builders and other business partners, the Company believes it will have the ability to maximize the customer relationship.

    The Company is a dominant e-commerce home lender, generating 18% of total production through electronic channels in Fiscal 2000 and Fiscal 1999. Electronic originations include our Retail Home Finance Center, which consists of retail internet and telemarketing fundings, as well as third party fundings utilizing the Company's CWBC and Plantium internet sites. The Company believes that the internet provides a unique medium to deliver mortgage services at costs significantly less than the cost incurred in conventional marketing methods.

    The Company's goal is to allow the customer (direct consumer or business partner) to be able to utilize the Company's various websites in an integrated fashion with its existing infrastructure to provide customers with competitive pricing as well as convenient and efficient services. The Company's websites will continue to evolve in depth and breadth as the Company develops online partnerships. The Company also developed customized, interactive web pages for each of its 400+ retail branches to leverage its local knowledge and expertise to the consumer. The Company believes this strategy provides it with a distinct advantage over other online competitors. A component of the Company's strategy is to integrate services required in the loan process (title, appraisal, home inspection and credit reporting) and offered through its LandSafe subsidiary. This will provide a "one-stop" solution to the individual consumer and to the Company's business partners.

    The Company's websites links are: (1) "Home Financing - Mortgage and Equity Lines" which provides potential customers with the ability to pre-qualify for a loan, calculate maximum affordable home price, loan amount and monthly payments, review loan products and current rates, submit loan applications on-line, check application status on-line, determine if refinancing is advantageous and obtain answers to frequently asked questions; (2) "Current Customer Benefits" which provides current customers the ability to review their current loan status, account history, insurance information, financial services and subscription services online. This link also includes information on the "Mortgage Pay on the Web" service, an internally developed product that allows the customer to make mortgage payments online; (3) "Insurance Solutions " provides insurance information concerning homeowners, automobile, home warranty, life, disability insurance and annuities. This link provides calculators to help customers determine coverage amounts and premiums including instant on-line quotes. In addition, it provides customers the ability to contact our customer service department to change existing coverage, review terms, conditions and status of existing policies, file a claim, make a complaint, renew an existing policy, make changes to method of billing and update or change personal information; (4) "Corporate Information" which contains information about the Company background, description of products and services offered, a president's letter, available career opportunities, press releases, quarterly earnings and performance report, annual reports and other investor information.

    The Internet sites that enhance business partner relationships are within the "Countrywide's Partners" site which include the "REALTOR(R) Advantage", "Builders Advantage", CWBC and Platinum sites. The REALTOR (R) Advantage allows realtors to register in the Company's online resource directory, obtain direct access to local branches for up-front approvals, obtain a LOCK N' SHOP (R) and LOCK N' SELL (R) to guarantee rates and offers real estate agents value-added tools for their clients. Builders Advantage is a site that allows builders to register with Countrywide, learn about the Company's builder advantage program and builder services and links to builder industry web sites. CWBC site allows registered brokers to (i) float or lock loans 24 hours, 7 days a week through e-Pipeline; (ii) obtain up-to-the-minute pricing; (iii) customize Broker's rate sheet using CHL's pricing; (iv) track status of all loans in the pipeline (CWBC and branch generated loans); (v) download marketing materials and loan submission forms; (vi) access the Company's ancillary services (appraisal, credit reporting, flood and homeowners insurance); (vii) benefit from the website-creation services offered by the Company through Mortgage.com; and (vii) link to other industry-related sites. Platinum, a site similar to CWBC, offers approved correspondent sellers (i) ability to register loans and lock in commitments; (ii) access to CLUESTM and Freddie Mac Loan Prospector underwriting decision services; (iii) access to the Company's ancillary services (appraisal, credit reporting, flood and home warranty and homeowners insurance); (iv) access to current pricing rate sheets; (v) up-to-the-minute reporting of loans in the pipeline; and (vi) link to other industry-related sites.

D.       Capital Markets Segment

    The Company's Capital Markets Segment consists of Countrywide Capital Markets ("CCM"), a wholly-owned subsidiary of the Company, and Countrywide Warehouse Lending ("CWL"). CCM has three principal operating subsidiaries:
Countrywide Securities Corporation ("CSC"), Countrywide Servicing Exchange ("CSE") and Countrywide Asset Management Corporation ("CAMC"). CCM's principal offices are located in Calabasas, California with sales offices in New York, New York; Rochester, New York; and Ft. Lauderdale, Florida.

    CSC is a registered broker-dealer and a member of both the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. CSC primarily trades mortgage-related securities, including pass through certificates issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized mortgage obligations. CSC also trades certificates of deposit issued by banks, the deposits of which are insured by the Bank Insurance Fund (a fund of Federal Depository Insurance Corporation) as well as callable agency debt. CSC participates in the underwriting of securities for CHL and for unrelated entities. CSC also arranges the purchase and sale of mortgage loans for CHL and others. CSC trades with institutional investors, such as investment managers, pension fund companies, insurance companies, depositories, and other broker-dealers. CSC does not maintain retail accounts.

    CSE is among the leading national mortgage servicing brokerage and consulting firms. CSE, as an agent, facilitates the purchase and sale of bulk servicing contracts and provides loan portfolio evaluation services for prospective investors and servicers of mortgage loans.

    CAMC purchases distressed loans and other credit sensitive residential mortgage assets, including the related servicing asset from other lenders. The Company services the loans with the intent to sell or securitize loans which become current and liquidate those that do not become current. CAMC contracts with CHL to provide loan servicing activities.

    CWL provides warehouse lines of credit to mortgage originators to finance their origination or acquisition of residential mortgage loans. Advances under the lines of credit are secured by mortgage loans.

    The principal financing needs of CCM consist of the financing of its inventory of securities and mortgage loans. Its securities inventory is financed primarily through MBS repurchase agreements. CCM also has access to a $200 million secured bank loan facility and a lending facility with CHL

    The securities industry is highly competitive and fragmented. CCM competes with large global investment banks and broker-dealers, as well as smaller regional broker-dealers. CCM competes by specializing in mortgage related fixed income securities and through its affiliation with CHL, which allow it to offer information, products and services tailored to the unique needs of participants in the mortgage related debt securities markets.

E.   Insurance Segment

     The Company's Insurance Group Segment consists of Countrywide Insurance Group ("CIG"), a wholly owned subsidiary of the Company. Countrywide Insurance Group has three operating subsidiaries, Countrywide Insurance Services ("CIS"), Directnet Insurance Agency, Inc. ("Directnet") and Balboa Life & Casualty ("Balboa").

Countrywide Insurance Services

     CIS is comprised of Countrywide Insurance Services of California; Countrywide Insurance Services of Arizona; Countrywide General Agency of Texas; Countrywide Insurance Agency of Massachusetts; Countrywide Agency of Ohio; and Countrywide Insurance Agency of Ohio.

      CIS is an independent insurance agency that provides homeowners insurance, life insurance, disability insurance, automobile insurance, and various other coverages. CIS has been servicing the insurance needs of homeowners, primarily CHL's mortgage customers, since 1969.

     CIS is headquartered in Simi Valley, California, with sales offices located
in  Simi  Valley,   California;   Phoenix,  Arizona;  Plano,  Texas;  Deerfield,
Massachusetts; Columbus, Ohio; and Winterpark, Florida.

Directnet Insurance Agency, Inc.

    Directnet is comprised of Directnet Insurance Agency and Directnet Insurance Agency of Arizona. Directnet provides financial institutions and mortgage brokers with a private label insurance agency solution.

Balboa Life & Casualty

     Balboa is comprised of Balboa Insurance, Balboa Life Insurance, Metriplan Insurance and Newport Insurance companies. Balboa commenced operations in 1949, and was acquired by Countrywide Insurance Group on November 30, 1999. The Company is headquartered in Irvine, California, and has offices in Pasadena, California; Rosemead, California; Seattle, Washington and Pittsburgh, Pennsylvania.

     "A" rated by A.M. Best Company, Balboa is the leading writer of creditor-placed auto physical damage insurance and a leader in Guaranteed Auto Protection ("GAP") insurance and creditor-placed property/hazard insurance. Balboa is licensed to underwrite property and casualty and life and disability insurance in 49 states. It distributes product and tracking services to 1,500 financial institutions, including 50 of the 100 largest U.S. financial services companies, either directly or through independent agents. It tracks a combined portfolio of over 4 million loans.

     Balboa is expanding its product line to include retail homeowners insurance and additional credit life and disability insurance products, which are being distributed by Countrywide Insurance Services and other entities.

     The creditor-placed insurance market is dominated by a few providers, competing on policy terms and conditions, service reputation, technological innovation and broker compensation. The homeowners and life and disability marketplace is dominated by large, brand name providers and is driven by price, service reputation, commissions and the efficiency and effectiveness of marketing and underwriting operations. CIG competes by providing high quality service and pricing its products at competitive rates.

    The primary cash needs for CIG are to meet short- and long-term obligations to policyholders (payment of policy benefits), costs of acquiring new business (principally commissions) and the purchases of new investments. To meet these needs, CIG currently utilizes cash flow provided from operations as well as maturities and sales of invested assets,

F.   Other Operations

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

G.  Segments and Related Information

Information regarding the Company's segments appears in the Notes to the Consolidated Financial Statements, and is incorporated herein by this reference.

H.  Regulation

    The Company's mortgage banking business is subject to the rules and regulations of, and examination by, HUD, FHA, VA, Fannie Mae, Freddie Mac,
Ginnie Mae and state regulatory authorities with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, impose licensing obligations on the Company, establish standards for originating and servicing mortgage loans, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, fix maximum interest rates, fees and other loan amounts. Moreover, FHA lenders such as the Company are required annually to submit to the Federal Housing Commissioner audited financial statements, and Ginnie Mae requires the maintenance of specified net worth levels (which vary depending on the amount of Ginnie Mae securities issued by the Company). The Company's affairs are also subject to examination by the Federal Housing Commissioner to assure compliance with the FHA regulations, policies and procedures. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act, and the regulations promulgated thereunder. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

    Securities broker-dealer and mutual fund operations are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.

    Insurance carrier, insurance agency and title insurance operations are subject to insurance laws of each of the states in which the Company conducts such operations.

I.  Competition

    The mortgage banking industry is highly competitive and fragmented. The Company competes with other financial intermediaries (such as mortgage bankers, commercial banks, savings and loan associations, credit unions and insurance companies) and mortgage banking subsidiaries or divisions of diversified companies. Generally, the Company competes by offering a wide selection of products through multiple channels, by providing consistent, high quality service and by pricing its products at competitive rates.

    During the 1990's, the aggregate share of the United States market for residential mortgage loans that is served by mortgage bankers has risen, principally due to the decline in the savings and loan industry. According to industry statistics, mortgage bankers' aggregate share of this market increased from approximately 19% during calendar year 1989 to approximately 60% during calendar year 1999. The Company believes that it has benefited from this trend.

J.  Employees

    At February 29, 2000, the Company had 10,572 employees, 5,024 of whom were engaged in production activities, 2,108 were engaged in loan administration activities 216 were engaged in Capital Markets activities, 854 were engaged in insurance and 2,370 were engaged in other activities. None of these employees is represented by a collective bargaining agent.

K. Year 2000 Compliance

    A discussion of the Year 2000 issue is included in Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.     PROPERTIES

    The primary executive and administrative offices of the Company and its subsidiaries are located in Calabasas, California. The headquarters facility consists of approximately 225,000 square feet and is situated on 20.1 acres of land. In June 1999, the executive and administrative operations of the Company's information technology division and wholesale lending division relocated to a newly constructed 88,000 square foot office building in Calabasas, California which the Company has leased with an option to purchase. In September 1998, the Company entered into a 10-year sublease of a 215,000 square foot facility in Rosemead, California, which houses loan production and certain subsidiary operations. The Company owns an office facility of approximately 300,000 square feet located on 43.5 acres in Simi Valley, California, which is used primarily to house a portion of the Company's loan servicing and data processing operations. In July 1998, the Company purchased the adjoining 14-acre parcel and converted the existing structure on that parcel to a 206,000 square foot office building for loan servicing operations and the executive and administrative offices of its Correspondent Lending Division. In December 1998, the Company purchased a 200,500 square foot building in Simi Valley, California, which houses the Company's document custodian and collateral documents, as well as the Company's document management operations. The Company also owns a 253,000 square foot building situated on 21.5 acres in Plano, Texas, which houses additional loan servicing, loan production, data processing and subsidiary operations. In order to accommodate its expanding loan servicing and related business operations, the Company constructed two office buildings totaling approximately 500,000 square feet on the 17-acre parcel of land adjacent to the existing Plano facility. Additional space located in Pasadena, Irvine, Moorpark and Simi Valley, California and Dallas, Texas is currently under lease for certain subsidiaries, loan servicing, loan production and data processing operations. These leases provide an additional 375,000 square feet on varying terms. In addition, the Company leases space for its branch offices throughout the country.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None.

                                     PART II

ITEM 5.            MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                   STOCKHOLDER MATTERS

    The Company's common stock is listed on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange (Symbol: CCR). The following table sets forth the high and low sales prices (as reported by the NYSE) for the Company's common stock and the amount of cash dividends declared for the fiscal years ended February 29(28), 2000 and 1999.

 ------- --------------- ------------------------- --- ------------------------- --- --------------------------------

                               Fiscal 2000                   Fiscal 1999                 Fiscal 2000 Fiscal 1999
 ------- --------------- ------------ ------------ --- ------------ ------------ --- --------------------------------
         Quarter            High          Low             High          Low              Cash Dividends Declared
 ------- --------------- ------------ ------------ --- ------------ ------------ --- --------------------------------

         First               $48.00       $36.56           $54.50       $44.25           $0.10            $0.08
         Second               45.25        31.63            56.25        37.00             0.10            0.08
         Third                35.25        27.75            50.75        28.63             0.10            0.08
         Fourth               29.25        23.00            51.44        36.75             0.10            0.08

 ------- --------------- ------------ ------------ --- ------------ ------------ --- ---------------- ---------------

    The Company has declared and paid cash dividends on its common stock quarterly since 1982. For the fiscal years ended February 29(28), 2000 and 1999, the Company declared quarterly cash dividends aggregating $0.40 and $0.32 per share, respectively. On March 23, 2000, the Company declared a quarterly cash dividend of $0.10 per common share, which was paid on April 28, 2000.

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

    As of May 17, 2000, there were 2,174 shareholders of record of the Company's common stock, with 114,090,819 common shares outstanding.


ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

      -------------------------------------- ------------------------------------------------------------------------------
                                                                   Year ended February 29(28),

      -------------------------------------- -------------------------- ------------ ------------ ------------ -------------
      (Dollar amounts in thousands, except per share      2000             1999         1998         1997          1996
      data)

      ------------------------------------------------- --------------- ------------ ------------ ------------ -------------
      Statement of Earnings Data (1):
      Revenues:

         Loan origination fees                          $406,458          $623,531     $301,389     $193,079     $199,724
         Gain on sale of loans                          557,743            699,433      417,427      247,450       92,341
                                                        --------------- ------------ ------------ ------------ -------------
            Loan production revenue                     964,201          1,322,964      718,816      440,529      292,065
         Interest earned                                998,646          1,029,066      584,076      457,005      364,531
         Interest charges                               (930,294)         (983,829)    (568,359)    (423,447)    (337,655)
                                                        --------------- ------------ ------------ ------------ -------------
            Net interest income                         68,352              45,237       15,717       33,558       26,876
         Loan servicing income                          1,192,789        1,023,700      907,674      773,715      620,835
         Amortization and impairment/recovery of
            mortgage servicing rights, net of           (445,138)         (600,766)    (328,845)    (226,686)    (142,676)
      servicing hedge
                                                        --------------- ------------ ------------ ------------ -------------
            Net loan administration income              747,651            422,934      578,829      547,029      478,159
                                                                                            138       91,346
         Commissions, fees and other income             234,047            187,867      138,217       91,346       63,642
         Gain on sale of subsidiary                      4,424                   -       57,381            -            -
                                                        --------------- ------------ ------------ ------------ -------------
            Total revenues                              2,018,675        1,979,002    1,508,960    1,112,462      860,742
                                                        --------------- ------------ ------------ ------------ -------------
      Expenses:
         Salaries and related expenses                  689,768            669,686      424,321      286,884      229,668
         Occupancy and other office expenses            276,802            270,483      182,335      129,877      106,298
         Guarantee fees                                 195,928            181,117      172,692      159,360      121,197
         Marketing expenses                             72,930              64,510       42,320       34,255       27,115
         Other operating expenses                       152,049            161,401      121,746       80,188       50,264
                                                        --------------- ------------ ------------ ------------ -------------
            Total expenses                              1,387,477        1,347,197      943,414      690,564      534,542
                                                        --------------- ------------ ------------ ------------ -------------
                                                                                                     421,898

      Earnings before income taxes                      631,198            631,805      565,546      421,898      326,200
      Provision for income taxes                        220,955            246,404      220,563      164,540      130,480
                                                        --------------- ------------ ------------ ------------ -------------
                                                        --------------- ------------ ------------ ------------ -------------
      Net earnings                                      $410,243          $385,401     $344,983     $257,358     $195,720
      ================================================= =============== ============ ============ ============ =============
      ================================================= =============== ============ ============ ============ =============

      Per Share Data (2):

      Basic (3)                                         $3.63                 $3.46        $3.21        $2.50        $1.99
      Diluted (3)                                       $3.52                 $3.29        $3.09        $2.44        $1.95

      Cash dividends per share                                $0.40           $0.32        $0.32        $0.32        $0.32
      Weighted average shares outstanding:
         Basic                                          113,083,000     111,414,000  107,491,000  103,112,000  98,352,000
         Diluted                                        116,688,000     117,045,000  111,526,000  105,677,000  100,270,000
      ================================================= =============== ============ ============ ============ =============
      ================================================= =============== ============ ============ ============ =============

      Selected  Balance  Sheet  Data at End of  Period

      (1):

      Total assets                                      $15,822,328     $15,648,256  $12,183,211  $7,689,090   $8,321,652
      Short-term debt                                   2,911,410       $5,065,934   $4,043,774   $2,567,420   $4,423,738
      Long-term debt                                    7,253,323       $5,953,324   $4,195,732   $2,367,661   $1,911,800
      Common shareholders' equity                       $2,887,879      $2,518,885   $2,087,943   $1,611,531   $1,319,755
      ================================================= =============== ============ ============ ============ =============
      ================================================= =============== ============ ============ ============ =============

      Operating Data (dollar amounts in millions):

      Loan servicing portfolio (4)                      $250,192          $215,489     $182,889     $158,585     $136,835
      Volume of loans originated                        $66,740            $92,881      $48,772    $  37,811    $  34,584
      ================================================= =============== ============ ============ ============ =============
    (1) Certain amounts in the Consolidated Financial Statements have been reclassified to conform to current year presentation.
    (2) Adjusted to reflect subsequent stock dividends and splits.
    (3) Earnings per share for Fiscal 1998 include a $57.4 million gain on sale of subsidiary.  Excluding the non-recurring gain on sale of subsidiary,  basic and diluted earnings per share would have been
    $2.88 and $2.78, respectively. (4) Includes warehoused loans and loans under subservicing agreements.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's business strategy is primarily focused on five areas: loan production, loan servicing, capital markets, insurance and other businesses ancillary to mortgage lending. Loan production and loan servicing comprise the Company's mortgage banking business. See "Business--Mortgage Banking Operations", "Business--Capital Markets", "Business--Insurance Segment" and "Business--Other Operations." The Company intends to continue its efforts to expand its operations in each of these areas. A strong production capability and a growing servicing portfolio are the primary means used by the Company to reduce the sensitivity of its earnings to changes in interest rates because the effect of interest rate changes on loan production income is counter cyclical to their effect on servicing income. The operations of the capital markets segment include trading mortgage-backed securities ("MBS") and other mortgage-related assets as well as brokering service contracts and bulk purchases and sales of whole loans. The operations of the insurance segment includes acting as an agent and carrier in the sale of insurance, including homeowners, fire, flood, earthquake, life and disability and creditor-placed auto and homeowner insurance. Other complementary services offered include title insurance agent and escrow services, appraisal and credit reporting services.

    The Company's results of operations historically have been influenced primarily by the level of demand for mortgage loans, which is affected by such external factors as the level and direction of interest rates, and the strength of the overall economy and the economy in each of the Company's lending markets.

    The fiscal year ended February 28, 1998 ("Fiscal 1998") was a then record year for the Company in terms of revenues and net earnings from its ongoing operations. Loan production increased to $48.8 billion, up from $37.8 billion in the prior year. The Company attributed the increase in production to: (i) lower interest rates; (ii) the generally strong economy and home purchase market;
(iii) the continued implementation of a national advertising campaign aimed at developing a brand identity for Countrywide and reaching the consumer directly; and (iv) increased expansion of the Consumer Markets and Wholesale branch networks, including the new retail sub-prime branches. For calendar 1997, the Company ranked second in the amount of single-family mortgage originations nationwide. For calendar 1997, the Company's market share increased to approximately 5.1% of the estimated $850 billion single-family mortgage origination market, up from approximately 4.8% of the estimated $800 billion single-family mortgage origination market for 1996. During Fiscal 1998, the Company's loan servicing portfolio grew to $182.9 billion, up from $158.6 billion at the end of Fiscal 1997. This growth resulted from the Company's loan production during the year and bulk servicing acquisitions amounting to $1.0 billion. The increase in the loan servicing portfolio was partially offset by prepayments, partial prepayments and scheduled amortization of $24.3 billion. The prepayment rate in the servicing portfolio was 15%, up from the prior year due to the lower mortgage interest rate environment in Fiscal 1998.

    During Fiscal 1998, the Company sold the assets, operations and employees of Countrywide Asset Management Corporation ("CAMC"), then a wholly-owned subsidiary of the Company to IndyMac Mortgage Holdings, Inc. (formerly INMC Mortgage Holdings, Inc.) ("INMC"). CAMC was formally the manager of INMC. The Company received 3,440,800 newly issued common shares of INMC as consideration.

    The fiscal year ended February 28, 1999 ("Fiscal 1999") was another record year for the Company in terms of revenues and net earnings. Loan production increased to $92.9 billion, an all-time Company record, up from $48.8 billion in the prior year. The Company attributed the increase in production to: (i) an increase in the overall mortgage market driven largely by refinances; (ii) the generally strong economy and home purchase market; and (iii) an increase in the Company's market share, driven largely by the expansion of its Consumer Markets Home Finance Network and Consumer Markets and Wholesale branch networks, including the new retail sub-prime branches. For calendar 1998, the Company ranked second in the amount of single-family mortgage originations nationwide. During calendar 1998, the Company's market share increased to approximately 6.1%, up from approximately 5.1% in calendar 1997. During Fiscal 1999, the Company's loan servicing portfolio grew to $215.5 billion, up from $182.9 billion at the end of Fiscal 1998. This growth resulted from the Company's loan production during the year and bulk servicing acquisitions amounting to $4.6 billion. This growth in the loan servicing protfolio was partially offset by prepayments, partial prepayments and scheduled amortization of $53.2 billion and the transfer out of $6.5 billion of subservicing. The prepayment rate in the servicing portfolio was 28%, up from the prior year due to increased refinance activity driven by the lower mortgage interest rate environment in Fiscal 1999.

    The fiscal year ended February 29, 2000 ("Fiscal 2000") was again a record year for the Company in terms of revenues and net earnings. Loan production decreased to $66.7 billion, down from $92.9 billion in the prior year. The Company attributed the decrease in production primarily to a decrease in the overall mortgage market driven largely by a decrease in refinance activity, combined with a slight decrease in the Company's market share. For calendar 1999 the Company ranked third in the amount of single-family mortgage originations nationwide. During calendar 1999 the Company's market share decreased to approximately 5.9% down from approximately 6.1% in calendar 1998. During Fiscal 2000, the Company's loan servicing portfolio grew to $250.2 billion, up from $215.5 billion at the end of Fiscal 1999. This growth resulted from the Company's strong loan production during the year and bulk servicing acquisitions amounting to $2 billion. This growth in the loan servicing protfolio was partially offset by prepayments, partial prepayments and scheduled amortization of $28.5 billion. The prepayment rate in the servicing portfolio was 13%, down from 28% the prior year due to the higher mortgage interest rate environment in Fiscal 2000.

RESULTS OF OPERATIONS

Fiscal 2000 Compared with Fiscal 1999

    Revenues for Fiscal 2000 increased 2% to $2,018.7 million, up from $1,979.0 million for Fiscal 1999. Net earnings increased 6% to $410.2 million for Fiscal 2000, up from $385.4 million for Fiscal 1999. The slight increase in revenues for Fiscal 2000 compared to Fiscal 1999 was primarily attributed to the loan servicing, capital markets and insurance segments, together with increased production of non traditional loan products (home equity and sub-prime loans). This was largely offset by a decline in traditional prime loan originations, attributable to the market-wide decline in loan refinancings. Included in net earnings in Fiscal 2000 was a nonrecurring tax benefit of $25 million that related primarily to a corporate reorganization.

    The total volume of loans produced by the Company in Fiscal 2000 decreased 28% to $66.7 billion, down from $92.9 billion for Fiscal 1999. The decrease in loan production was primarily due to a decrease in the mortgage origination market, driven largely by a reduction in refinance activity, combined with a slight decrease in the Company's market share.


    Total loan production by purpose and by interest rate type is summarized below.



       (Dollar amounts in millions)                     Loan Production

------------------------------- --------------------------------------- --------
                                                Fiscal                  Fiscal

                                                 2000                    1999
                                         -------------          ----------------

     Purchase                                  $43,594                  $39,681
     Refinance                                  23,146                   53,200
                                             -------------      ----------------
     Total                                     $66,740                  $92,881
                                             =============      ================
                                             -------------      ----------------

     Fixed Rate                                $57,178                  $88,334
     Adjustable Rate                             9,562                    4,547
                                             -------------      ----------------
     Total                                     $66,740                  $92,881
                                             =============      ================

-------------------------------------------------------------------------------

    Total loan production by Division is summarized below.

----------------------------------------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

----------------------------------------------------------------------- --------
                                                Fiscal                  Fiscal

                                                 2000                    1999
                                             -------------          ------------
     Consumer Markets Division                 $19,967                  $28,508
     Wholesale Lending Division                 19,116                   30,917
     Correspondent Lending Division             26,240                   32,748
      Full Spectrum Lending, Inc.                1,417                      708
                                             -------------          ------------
     Total                                     $66,740                  $92,881
                                             =============          ============

--------------------------------------------------------------------------------

    The factors which affect the relative volume of production among the Company's Divisions include the price competitiveness of each Division's various product offerings, the level of mortgage lending activity in each Division's market and the success of each Division's sales and marketing efforts.

    Non traditional loan production (which is included in the Company's total volume of loans produced) is summarized below.

-------------------------------------------- -------------------------- --------

       (Dollar amounts in millions)                     Non Traditional

                                                        Loan Production

-------------------------------------------- -------------------------- --------
                                                Fiscal                  Fiscal

                                                 2000                    1999
                                             -------------          ------------
     Sub-prime                                 $ 4,156                $  2,496
     Home Equity Loans                           3,636                   2,221
                                             -------------          ------------
     Total                                      $7,792                  $4,717
                                             =============          ============

--------------------------------------------------------------------------------

    During Fiscal 2000 and Fiscal 1999, the Company received 925,604 and 1,194,833 new loan applications, respectively, at an average daily rate of $383 million and $540 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, the production Divisions' loan processing efficiency and loan pricing decisions.

    Loan origination fees decreased in Fiscal 2000 as compared to Fiscal 1999 primarily due to lower production and a change in the divisional mix. The Consumer Markets and Wholesale Lending Divisions (which, due to their higher cost structure, charge higher origination fees per dollar loaned) comprised a lower percentage of total production in Fiscal 2000 than in Fiscal 1999. Gain on sale of loans also decreased in Fiscal 2000 as compared to Fiscal 1999 primarily due to lower production volume and reduced margins on prime credit quality mortgages. These declines were partially offset by increased sales during Fiscal 2000 of higher margin home equity and sub-prime loans (which, due in part to their higher cost structure charge a higher price per dollar loaned). The sale of home equity loans contributed $87 million and $65 million to gain on sale of loans in Fiscal 2000 and Fiscal 1999, respectively. Sub-prime loans contributed $186 million to the gain on sale of loans in Fiscal 2000 and $92 million in Fiscal 1999. In general, loan origination fees and gain (loss) on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate volatility and the general direction of interest rates.

    Net interest income (interest earned net of interest charges) increased to $68.4 million for Fiscal 2000, up from $45.2 million for Fiscal 1999. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($149.5 million and $118.2 million for Fiscal 2000 and Fiscal 1999, respectively); (ii) interest expense related to the Company's investment in servicing rights ($324.2 million and $351.2 million for Fiscal 2000 and Fiscal 1999, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($216.4 million and $270.4 million for Fiscal 2000 and Fiscal 1999, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was primarily attributable to an increase in inventory levels as a result of a longer warehouse period combined with a higher net earnings rate during Fiscal 2000. The decrease in interest expense on the investment in servicing rights resulted primarily from a decrease in the payments of interest to certain investors pursuant to customary servicing arrangements with regard to paid-off loans in excess of the interest earned on these loans through their respective payoff dates ("Interest Costs Incurred on Payoffs") as a result of lower prepayments. The decline in Interest Cost Incurred on Payoffs was partially offset by additional interest expense from a larger servicing portfolio. The decrease in net interest income earned from the custodial balances was primarily related to a decrease in the average custodial balances caused by decrease in the amount of prepayments.

    During Fiscal 2000, loan servicing income before amortization increased primarily due to growth of the loan servicing portfolio. As of February 29, 2000, the Company serviced $250.2 billion of loans (including $2.9 billion of loans subserviced for others), compared to $215.5 billion (including $2.2 billion of loans subserviced for others) as of February 28, 1999, a 16% increase. The growth in the Company's servicing portfolio during Fiscal 2000 was the result of loan production volume and the acquisition of bulk servicing rights, partially offset by prepayments, partial prepayments and scheduled amortization of mortgage loans.

    During Fiscal 2000, the annual prepayment rate of the Company's servicing portfolio was 13%, compared to 28% for Fiscal 1999. The prepayment rate is primarily affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, as well as activity in the resale home market. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio as of February 29(28), 2000 and 1999 was 7.5%.

    The Company recorded MSR amortization and net impairment recovery for Fiscal 2000 totaling $181.0 million (consisting of amortization amounting to $459.3 million and recovery of previous impairment of $278.3 million), compared to $1,013.6 million of amortization and impairment (consisting of amortization amounting to $556.4 million and impairment of $457.2 million) for Fiscal 1999. The primary factors affecting the amount of amortization and impairment of the MSRs recorded in an accounting period are the level of prepayments during the period and the change, if any, in estimated future prepayments. To mitigate the effect on earnings of MSR impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge").

    In Fiscal 2000, the Company recognized a net expense of $264.1 million from its Servicing Hedge. The net expense included unrealized net losses of $230.9 million and realized net losses of $33.2 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization. In Fiscal 1999, the Company recognized a net gain of $412.8 million from its Servicing Hedge. The net gain included unrealized net gains of $26.1 million and realized net gains of $386.7 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization. The historical correlation of the Servicing Hedge and the MSRs has been very high. However, given the complexity and uncertainty inherent in hedging MSRs, there can be no assurance that future results will match the historical performance of the Servicing Hedge.

    The financial instruments that comprised the Servicing Hedge include interest rate floors, principal only securities (P/O Securities"), options on interest rate swaps ("Swaptions"), options on MBS, options on interest rate futures, interest rate futures, interest rate swaps, interest rate swaps with the Company's maximum payment capped ("Capped Swaps") and interest rate caps.

    With the Capped Swaps, the Company receives and pays interest on a specified notional amount. The rate received is fixed. The rate paid is adjustable, is indexed to the London Interbank Offered Rates for U.S. dollar deposits ("LIBOR") and has a specified maximum or "cap".

    With Swaps, the Company receives and pays interest on a specified notional amount. The Company has entered into Swaps in which the rate received is fixed and the rate paid is adjustable and is indexed to LIBOR ("Receiver Swap") as well as Swaps in which the rate paid is fixed and the rate received is adjustable and is indexed to LIBOR ("Payor Swap")

    The Swaptions consist of options to enter into a receive-fixed, pay-floating interest rate swap ("Receiver Swaption") and options to enter into a pay-fixed, receive-floating interest rate swap ("Payor Swaption") at a future date or to settle the transaction for cash.

    An option on MBS gives the holder the right to call a mortgage-backed security at a predetermined price.

    The P/O securities consist of certain tranches of collateralized mortgage securities ("CMOs"), mortgage trust principal-only securities and treasury principal-only strips. These securities have been purchased at deep discounts to their par values. As interest rates decrease, prepayments on the collateral underlying the CMOs and mortgage trust principal-only securities should increase. This results in a decline in the average lives of the P/O securities and a corresponding increase in the present values of their cash flows. Conversely, as interest rates increase, prepayments on the collateral underlying the CMOs and mortgage trust principal-only securities should decrease. This would result in an increase in the average lives of the P/O Securities and a decrease in the present values of their cashflows. The prices of the treasury principal-only strips are determined by the discount rate used to determine their present value, as interest rates decline the discount rate applied to the maturity principal payment declines, resulting in an increase in the price.

    The Servicing Hedge is designed to protect the value of the MSRs from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of the hedge instruments declines. With respect to the floors, options on interest rate futures and MBS, caps, Swaptions and P/O securities, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. The Company's exposure to loss on futures is related to changes in the LIBOR rate over the life of the contract. The Company was not a party to any futures contract at February 29, 2000. With respect to the Interest Rate Swaps contracts entered into by the Company as of February 29, 2000, the Company estimates that its maximum exposure to loss over the contractual terms is $1 million. With respect to the Capped Swaps contracts entered into by the Company as of February 29, 2000, the Company estimates that its maximum exposure to loss over the contractual terms is $4 million.

    Salaries and related expenses are summarized below for Fiscal 2000 and Fiscal 1999.

 ---- -------------------------------- -- ------ ------ ---------------------------------------------------------- ----- ---
      (Dollar amounts in thousands)                                       Fiscal 2000
                                          ------ ------ ---------------------------------------------------------- ----- ---
 ---- ------------------------------- --
                                          Production           Loan               Corporate          Other
                                          Activities      Administration       Administration      Activities      Total

 ---- ------------------------------- -- ------------- -- ---------------- --- ---------------- -- ---------- -- -----------

      Base Salaries                        $232,408          $55,219              $103,088           $66,044      $456,759

      Incentive Bonus                        97,619              509                20,794            27,029       145,951

      Payroll Taxes and Benefits             45,785           11,247                20,174             9,852        87,058
                                         -------------    ----------------     ----------------    ----------    -----------
      Total Salaries and Related

            Expenses                       $375,812          $66,975              $144,056          $102,925      $689,768
                                         =============    ================     ================    ==========    ===========

      Average Number of Employees             5,695            1,985                 2,128             1,127        10,935

 ---- ------------------------------- -- ------------- -- ---------------- --- ---------------- -- ---------- -- -----------



 ---- ------------------------------- -- -- ------------------------------------------------- ------ - ---- ---------------
      (Dollar amounts in thousands)                                       Fiscal 1999
                                         -- ------------------------------------------------- ------ - ---- ---------------
 ---- ------------------------------- --
                                          Production            Loan              Corporate          Other
                                          Activities       Administration      Administration      Activities      Total

 ---- ------------------------------- -- -------------- -- ---------------- -- ---------------- -- ---------- -- ----------

      Base Salaries                         $212,591           $45,412             $90,953          $45,383      $394,339

      Incentive Bonus                        147,695               601              20,706           20,357       189,359

      Payroll Taxes and Benefits              52,821            10,429              15,170            7,568        85,988
                                         --------------    ----------------    ----------------    ----------    ----------
      Total Salaries and Related

            Expenses                        $413,107           $56,442            $126,829          $73,308      $669,686
                                         ==============    ================    ================    ==========    ==========

      Average Number of Employees              5,512             1,740               1,823              872         9,947

 ---- ------------------------------- -- ------------ -- ------------- -- ---------------- -- ------------- -- ------------

    The amount of salaries increased during Fiscal 2000 reflecting growth in the non-mortgage banking subsidiaries, the continued expansion of the consumer branch network, including the retail sub-prime branches and a larger servicing portfolio. These increases were partially offset by a reduction in the processing work force in the production divisions as production declined. The number of production employees declined from 6,365 at February 28, 1999 to 5,039 at February 29, 2000. Incentive bonuses earned during Fiscal 2000 decreased primarily due to the reduction in loan production.

    Occupancy and other office expenses for Fiscal 2000 increased to $276.8 million from $270.5 million for Fiscal 1999. This was primarily due to: (i) the continued expansion of the consumer branch network; (ii) a larger servicing portfolio; and (iii) growth in the Company's non-mortgage banking activities, partially offset by a reduction in temporary personnel expense as a result of decreased production.

    Guarantee fees represent fees paid to Fannie Mae and Ginnie Mae ("GSEs") to guarantee timely and full payment of principal and interest on MBS and to transfer the credit risk of the loans in the servicing portfolio sold to these entities. For Fiscal 2000, guarantee fees increased 8% to $195.9 million, up from $181.1 million for Fiscal 1999. The increase resulted from an increase in the servicing portfolio, changes in the mix of the portfolio sold to the GSEs and terms negotiated at the time of loan sales.

    Marketing expenses for Fiscal 2000 increased 13% to $72.9 million, up from $64.5 million for Fiscal 1999. This increase primarily related to the company's growing non-traditional loan products.

    Other operating expenses for Fiscal 2000 decreased from Fiscal 1999 by 6%. This decrease was due primarily to a reduction in reserves for bad debts due mainly to improved property values nationally.

    In Fiscal 2000, the Company initiated a corporate reorganization related to its servicing operations. As a result of the reorganization, future state income tax liabilities are expected to be less than the amounts that were previously recorded as deferred income tax expense and liability in the Company's financial statements. The expected reduction in tax liabilities was reflected as a reduction in deferred state income tax expense in Fiscal 2000.

    The Company's pre-tax earnings by segment are summarized below.

-------------------------------------------- -----------------------------------

       (Dollar amounts in thousands)                    Pre-Tax Earnings

-------------------------------------------- -----------------------------------
                                                Fiscal                  Fiscal

                                                 2000                    1999
                                             -------------          ------------
    Loan Production                            $259,869                $556,213
    Loan Servicing                              312,182                  20,130
    Capital Markets                              32,124                  26,529
    Insurance                                    13,485                   3,325
    Other Activities                             13,538                  25,608
                                             -------------          ------------
    Pre-tax Earnings                           $631,198                $631,805
                                             =============          ============

--------------------------------------------------------------------------------

Profitability of Loan Production Segment

    Loan production segment activities include loan origination and purchases, warehousing and sales. The decrease in pre-tax earnings of $296.3 million in Fiscal 2000 as compared to Fiscal 1999 was primarily attributable to lower production and reduced margins on prime credit quality first mortgages driven by a significant reduction in refinances. These factors were partially offset by increased production and sales of higher margin home equity and sub-prime loans.

Profitability of Servicing Segment

    Loan servicing  segment  activities  include  administering the loans in the servicing portfolio, acting as tax payment agent, marketing foreclosed properties and acting as reinsurer. The increase in pre-tax earnings of $292.1 million in Fiscal 2000 as compared to Fiscal 1999 was primarily due to an increase in servicing revenues resulting from servicing portfolio growth combined with a reduction in the MSR amortization and recovery of previous MSR impairment attributable to the decline in refinance activity. These positive factors were partially offset by higher servicing costs driven by the increase in the servicing portfolio.

Profitability of Capital Markets Segment

    Capital Markets segment activities include primarily the operations of CSC, a registered broker dealer specializing in the secondary mortgage market. The increase in pre-tax earnings of $5.6 million in Fiscal 2000 as compared to Fiscal 1999 was primarily due to increased trading volumes.

Profitability of Insurance Segment

    Insurance segment activities include the operations of an insurance agency, Countrywide Insurance Services ("CIS"), that provides homeowners, life, disability, automobile as well as other forms of insurance. In addition, this segment includes the activities of Balboa Life and Casualty ("Balboa"), an insurance carrier that specializes in creditor-placed automobile and homeowner insurance. The increase in pre-tax earnings of $10.2 million in Fiscal 2000 as compared to Fiscal 1999 was primarily due to the acquisition of Balboa on November 30, 1999.

Profitability of Other Activities

    In addition to loan production, loan servicing, capital markets and insurance, the Company offers other ancillary products and services related to its mortgage banking activities, primarily through its subsidiary, LandSafe, Inc. Through several subsidiaries, LandSafe, Inc. acts as a title insurance agent and a provider of settlement, escrow, appraisal and credit reporting, and home inspection and flood zone determination services. In addition, through its subsidiaries, LandSafe, Inc. provides property profiles to realtors, builders, consumers, mortgage brokers and other financial institutions. For Fiscal 2000, Landsafe Inc. contributed $13.2 million to the Company's pre-tax income compared to $25.2 million for Fiscal 1999. The decrease in the profitability of LandSafe Inc. resulted primarily from decreased title business attributable to the decline in refinance activity.

    During Fiscal 2000, the Company sold Countrywide Financial Services, Inc. which resulted in a $4.4 million pre-tax gain.















Fiscal 1999 Compared with Fiscal 1998

    Revenues from ongoing operations for Fiscal 1999 increased 36% to $1,979.0 million, up from $1,451.6 million for Fiscal 1998. Net earnings from ongoing operations increased 24% to $385.4 million for Fiscal 1999, up from $310.0 million for Fiscal 1998. Revenues and net earnings from ongoing operations for Fiscal 1998 exclude a nonrecurring pre-tax gain of $57.4 million on the sale of CAMC. The increase in revenues and net earnings from ongoing operations for Fiscal 1999 compared to Fiscal 1998 was primarily attributed to higher loan production volume, an increase in the size of the Company's servicing portfolio as well as continued growth in the Company's non-mortgage banking subsidiaries. These positive factors were partially offset by an increase in amortization of the servicing asset and an increase in expenses in Fiscal 1999 over Fiscal 1998.

    The total volume of loans produced by the Company in Fiscal 1999 increased 90% to $92.9 billion, up from $48.8 billion for Fiscal 1998. The increase in loan production was primarily due to an increase in the Company's market share, driven largely by the expansion of the Company's Consumer Markets Home Finance Network and Consumer Markets and Wholesale branch networks, including the retail sub-prime branches, combined with an increase in the overall mortgage market driven largely by refinances. Total loan production by purpose and by interest rate type is summarized below.

-------------------------------------------- -------------------------- --------

       (Dollar amounts in millions)                       Loan Production

-------------------------------------------- -------------------------- --------
                                                Fiscal                  Fiscal

                                                 1999                    1998
                                             -------------          ------------
    Purchase                                   $ 39,681                $ 28,990
    Refinance                                    53,200                  19,782
                                             -------------          ------------
    Total                                       $92,881                 $48,772
                                             =============          ============
                                             -------------          ------------

    Fixed Rate                                 $ 88,334               $  37,486
    Adjustable Rate                               4,547                  11,286
                                             -------------          -----------
    Total                                       $92,881                 $48,772
                                             =============          ============

--------------------------------------------------------------------------------

    Total loan production by Division is summarized below.

-------------------------------------------- -----------------------------------

       (Dollar amounts in millions)                    Loan Production

-------------------------------------------- -----------------------------------
                                                Fiscal                 Fiscal

                                                 1999                   1998
                                             -------------          ------------
    Consumer Markets Division                  $28,508                 $13,339
    Wholesale Lending Division                  30,917                  15,731
    Correspondent Lending Division              32,748                  19,562
     Full Spectrum Lending, Inc.                   708                     140
                                             -------------          ------------
    Total                                      $92,881                 $48,772
                                             =============          ============

--------------------------------------------------------------------------------
    The factors which affect the relative volume of production among the Company's Divisions include the price competitiveness of each Division's product offerings, the level of mortgage lending activity in each Division's market and the success of each Division's sales and marketing efforts.

    Non-traditional loan production (which is included in the Company's total volume of loans produced) is summarized below.

-------------------------------------------- -----------------------------------

       (Dollar amounts in millions)                     Non-Traditional

                                                        Loan Production

-------------------------------------------- -----------------------------------
                                                Fiscal                  Fiscal

                                                 1999                    1998
                                             -------------          ------------
    Sub-prime                                 $  2,496                 $  1,552
    Home Equity Loans                            2,221                    1,463
                                             -------------          ------------
    Total                                       $4,717                   $3,015
                                             =============          ============

--------------------------------------------------------------------------------

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

    Net interest income (interest earned net of interest charges) increased to $45.2 million for Fiscal 1999, up from $15.7 million for Fiscal 1998. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan warehouse ($118.2 million and $74.5 million for Fiscal 1999 and Fiscal 1998, respectively); (ii) interest expense related to the Company's investment in servicing rights ($351.2 million and $219.4 million for Fiscal 1999 and Fiscal 1998, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($270.4 million and $151.0 million for Fiscal 1999 and Fiscal 1998, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its warehouse. The increase in net interest income from the mortgage loan warehouse was primarily attributable to higher production levels. The increase in interest expense on the investment in servicing rights resulted primarily from a larger servicing portfolio and an increase in Interest Costs Incurred on Payoffs. The increase in net interest income earned from the custodial balances was related to an increase in the average custodial balances caused by growth of the servicing portfolio and an increase in the amount of prepayments.

    During Fiscal 1999, loan servicing income before amortization increased primarily due to growth of the loan servicing portfolio. As of February 28, 1999, the Company serviced $215.5 billion of loans (including $2.2 billion of loans subserviced for others), compared to $182.9 billion (including $6.7 billion of loans subserviced for others) as of February 28, 1998, an 18% increase. The growth in the Company's servicing portfolio during Fiscal 1999 was the result of increased loan production volume and the acquisition of bulk servicing rights. This was partially offset by prepayments, partial prepayments, scheduled amortization of mortgage loans and the transfer back to INMC of $6.5 billion of subservicing.

    During Fiscal 1999, the annual prepayment rate of the Company's servicing portfolio was 28%, compared to 15% for Fiscal 1998. The prepayment rate is primarily affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, as well as activity in the resale home market. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio as of February 28, 1999 was 7.5% compared to 7.8% as of February 28, 1998.

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

    In Fiscal 1999, the Company recognized a net gain of $412.8 million from its Servicing Hedge. The net gain included unrealized net gains of $26.1 million and realized net gains of $386.7 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization. In Fiscal 1998, the Company recognized a net gain of $233.0 million from its Servicing Hedge. The net gain included unrealized gains of $182.2 million and net realized gains of $50.8 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization. The historical correlation of the Servicing Hedge and the MSRs has been very high. However, given the complexity and uncertainty inherent in hedging MSRs, there can be no assurance that future results will match the historical performance of the Servicing Hedge.

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

 ---- ------------------------------- -- -- ------------------------------------------------- ------ - ---- ---------------
      (Dollar amounts in thousands)                                       Fiscal 1999
                                         -- ------------------------------------------------- ------ - ---- ---------------
 ---- ------------------------------- --
                                          Production            Loan              Corporate          Other
                                          Activities       Administration      Administration      Activities      Total

 ---- ------------------------------- -- -------------- -- ---------------- -- ---------------- -- ---------- -- ----------

      Base Salaries                         $212,591           $45,412             $90,953          $45,383       $394,339

      Incentive Bonus                        147,695               601              20,706           20,357        189,359

      Payroll Taxes and Benefits              52,821            10,429              15,170            7,568         85,988
                                         --------------    ----------------    ----------------    ----------    ----------
      Total Salaries and Related

            Expenses                        $413,107           $56,442            $126,829          $73,308       $669,686
                                         ==============    ================    ================    ==========    ==========

      Average Number of Employees              5,512             1,740               1,823              872          9,947

 ---- ------------------------------- -- ------------ -- ------------- -- ---------------- -- ------------- -- ------------


 ---- ------------------------------ -- ------------- -- -------------- ------------------ -- -- ---------- -- -----------
      (Dollar amounts in thousands)                                     Fiscal 1998
 ---- ------------------------------ -- ------------- -- -------------- ------------------ -- -- ---------- -- -----------
 ---- ------------------------------ --
                                         Production           Loan              Corporate          Other
                                         Activities      Administration      Administration      Activities      Total

 ---- ------------------------------ -- ------------- -- ---------------- -- ---------------- -- ---------- -- -----------

      Base Salaries                       $134,776            $39,987             $70,305          $29,436       $274,504

      Incentive Bonus                       76,854                251              16,570           11,306        104,981

      Payroll Taxes and Benefits            22,956              7,518              10,581            3,781         44,836
                                        -------------    ----------------    ----------------    ----------    -----------
      Total Salaries and Related

          Expenses                        $234,586            $47,756             $97,456          $44,523       $424,321
                                        =============    ================    ================    ==========    ===========

      Average Number of Employees            3,329              1,518               1,404              682          6,933

 ---- ------------------------------ -- ------------- -- ---------------- -- ---------------- -- ---------- -- -----------

    The amount of salaries increased during Fiscal 1999 reflecting the Company's strategy of expanding and enhancing its Consumer Markets and Wholesale branch networks, including new retail sub-prime branches. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking subsidiaries also contributed to the increase. Incentive bonuses earned during Fiscal 1999 increased primarily due to higher production and a change in divisional production mix.

    Occupancy and other office expenses for Fiscal 1999 increased to $270.5 million from $182.3 million for Fiscal 1998. This was primarily due to: (i) the continued effort by the Company to expand its Consumer Markets and Wholesale branch networks, including new retail sub-prime branches; (ii) higher loan production; (iii) a larger servicing portfolio; and (iv) growth in the Company's non-mortgage banking activities.

    Guarantee fees represent fees paid to Fannie Mae and Ginnie Mae in order for these Government Sponsored Entities ("GSEs") to agree to guarantee timely and full payment of principal and interest on MBS and to transfer the credit risk of the loans in the servicing portfolio sold to these entities. For Fiscal 1999, guarantee fees increased 5% to $181.1 million, up from $172.7 million for Fiscal 1998. The increase resulted from an increase in the servicing portfolio, changes in the mix of the portfolio sold to the GSEs and terms negotiated at the time of loan sales.

    Marketing expenses for Fiscal 1999 increased 52% to $64.5 million, up from $42.3 million for Fiscal 1998, reflecting the increased mortgage market and the Company's continued implementation of a marketing plan to increase its consumer brand awareness.

    Other operating expenses for Fiscal 1999 increased from Fiscal 1998 by $39.7 million, or 33%. This increase was due primarily to higher loan production, a larger servicing portfolio, increased systems development and growth in the Company's non-mortgage banking subsidiaries.

    The Company's pre-tax earnings by segment are summarized below.

------------------------------------------- -----------------------------------

      (Dollar amounts in thousands)                       Pre-Tax Earnings

------------------------------------------- ------------------------------------
                                               Fiscal                   Fiscal

                                                1999                     1998
                                            --------------          -----------
     Loan Production                          $556,213                 $245,121
     Loan Servicing                             20,130                  207,487
     Capital Markets                            26,529                   19,287
     Insurance                                   3,325                    7,522
     Sale of Subsidiary                              -                   57,381
     Other Activities                           25,608                   28,748
                                            --------------          ------------
     Total                                    $631,805                 $565,546
                                            ==============          ============

--------------------------------------------------------------------------------

Profitability of Loan Production Segment

    Loan production segment activities include loan origination and purchases, warehousing and sales. The increase in pre-tax earnings of $311.1 million in Fiscal 1999 as compared to Fiscal 1998 was primarily attributable to increased production volume and margins and a shift in production towards the Consumer Markets and Wholesale Divisions. These positive results were partially offset by higher production costs.

Profitability of Servicing Segment

    Loan servicing  segment  activities  include  administering the loans in the servicing portfolio, acting as tax payment agent, marketing foreclosed properties and acting as reinsurer. The decrease in pre-tax earnings of $187.4 million in Fiscal 1999 as compared to Fiscal 1998 was primarily attributed to increased amortization of MSRs, increased Interest Costs Incurred on Payoffs and a reduction in the performance of residuals and other interests retained in securitization. These negative factors were partially offset by the increase in servicing fees, miscellaneous income and interest earned on escrow balances derived by the larger servicing portfolio.

Profitability of Capital Markets Segment

    Capital Markets segment activities include primarily the operations of CSC, a registered broker dealer specializing in the secondary mortgage market. The increase in pre-tax earnings of $7.2 million in Fiscal 1999 as compare to Fiscal 1998 was primarily due to increased trading volumes driven largely by CHL's increased loan originations and sales.

Profitability of Insurance Segment

    Insurance segment activities include the operations of CIS, an insurance agency that provides homeowners, life, disability, automobile insurance and various other coverage. The decrease in pre-tax earnings of $4.2 million occurred despite an increase in policies sold and was primarily due to an increase in advertising and salaries reflecting as aggressive expansion efforts.

Profitability of Other Activities

    In addition to loan production, loan servicing, capital markets and insurance segment, the Company offers ancillary products and services related to its mortgage banking activities, primarily through its subsidiary, LandSafe, Inc. Through several subsidiaries, LandSafe, Inc. acts as a title insurance agent and a provider of settlement, escrow, appraisal and credit reporting and home inspection services. During Fiscal 1999, LandSafe, Inc., through a subsidiary, began providing flood zone determination services. In addition, LandSafe, Inc. provides property profiles to realtors, builders, consumers, mortgage brokers and other financial institutions. For Fiscal 1999, LandSafe Inc. contributed $25.2 million to the Company's pre-tax income compared to $10.1 million for Fiscal 1998. The increase in the profitability of LandSafe Inc. resulted primarily from expanded services and the Company's increased loan production.

    The Company's other activities also include the operations of its holding company, Countrywide Credit Industries, Inc. ("CCI") and Countrywide Financial Services, Inc.. The operations of other activities, excluding LandSafe Inc., incurred pre-tax income of $0.4 million during Fiscal 1999 compared to pre-tax income of $18.6 million during Fiscal 1998. This decrease in pre-tax income primarily resulted from: (i) a decrease in CCI net interest income related to a receivable from CHL that was eliminated by a capital contribution during Fiscal 1999 and (ii) the discontinuance of management fees received prior to the sale of Countrywide Asset Management Corporation ("CAMC").

    During Fiscal 1998, CAMC, a subsidiary of the Company, was sold to INMC Mortgage Holdings, Inc., (INMC) a publicly traded real estate investment trust for 3,440,800 newly issued common shares of INMC stock. These shares are subject to resale restrictions which apply to the shares from the date of issuance through July 2000. The sale resulted in a $57.4 million pre-tax gain.

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

    Utilizing the sensitivity analyses described above, as of February 29, 2000, the Company estimates that a permanent 0.50% reduction in interest rates, all else being constant, would result in a $1.4 million after-tax loss related to its trading securities and there would be no loss related to its other financial instruments. As of February 29, 2000, the Company estimates that this combined after-tax loss of $1.4 million is the largest such loss that would occur within the range of reasonably possible interest rate changes. These sensitivity analyses are limited by the fact that they are performed at a particular point in time, are subject to the accuracy of various assumptions used including prepayment forecasts, and do not incorporate other factors that would impact the Company's overall financial performance in such a scenario. Consequently, the preceding estimates should not be viewed as a forecast.

    An additional, albeit less significant, market risk facing the Company is foreign currency risk. The Company has issued foreign currency denominated medium-term notes (See Note F). The Company manages the foreign currency risk associated with such medium-term notes by entering into currency swaps. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into U.S. dollars, thereby eliminating the associated foreign currency risk (subject to the performance of the various counterparties to the currency swaps). As a result, hypothetical changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

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

Liquidity and Capital Resources

    The Company's  principal  financing  needs are the financing of its mortgage loan inventory, investment in MSRs and the trading securities of its broker-dealer subsidiary. To meet these needs, the Company currently utilizes commercial paper supported by the revolving credit facility, medium-term notes, senior debt, MBS repurchase agreements, subordinated notes, pre-sale funding facilities, redeemable capital trust pass-through securities, securitization of servicing fee income and cash flow from operations. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from the revolving credit facility and public offerings of common and preferred stock. The Company strives to maintain sufficient liquidity in the form of unused, committed lines of credit, to meet anticipated short-term cash requirements as well as to provide for potential sudden increases in business activity driven by changes in the market environment.

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

    The principal financing needs of CCM consist of the financing of its inventory of securities and mortgage loans. Its securities inventory is financed primarily through MBS repurchase agreements. CCM also has access to a $200 million secured bank loan facility and a lending facility with CHL

    The securities industry is highly competitive and fragmented. CCM competes with large global investment banks and broker-dealers, as well as smaller regional broker-dealers. CCM competes by specializing in mortgage related fixed income securities and through its affiliation with CHL, which allow it to offer information, products and services tailored to the unique needs of participants in the mortgage related debt securities markets.

    The primary cash needs for CIG are to meet short-term and long-term obligations to policyholders (payment of policy benefits), costs of acquiring new business (principally commissions) and the purchases of new investments. To meet these needs, CIG currently utilizes cash flow provided from operations as well as maturities and sales of invested assets.

    The lender-placed collateral protection insurance market is dominated by a few providers competing on overall financial strength of the insurer, premium rates, policy terms and conditions, services offered, reputation and broker compensation. The voluntary property and casualty and life and disability marketplace is dominated by large, brand name providers and is driven mostly by price and name recognition. GIC competes by providing high quality service and pricing its products at competitive rates.

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

Cash Flows

    Operating Activities In Fiscal 2000, the Company's operating activities provided cash of approximately $2.4 billion on a short-term basis primarily as a result of a decrease in its mortgage loans and MBS held for sale. In Fiscal 1999, operating activities used approximately $1.0 billion on a short-term basis primarily to support the increase in its mortgage loans and MBS held for sale. In Fiscal 1998, the Company's operating activities used cash of approximately $2.5 billion.

    Investing Activities The primary investing activities for which cash was used by the Company was the investment in MSRs and the acquisition of Balboa. Net cash used by investing activities was $1.6 billion for Fiscal 2000, $1.8 billion for Fiscal 1999 and $1.1 billion for Fiscal 1998.

    Financing Activities Net cash used by financing activities amounted to $0.9 billion for Fiscal 2000. Net cash provided by financing activities amounted to $2.8 billion for Fiscal 1999. Net cash used by financing activities amounted to $3.6 billion for Fiscal 1998. The increase or decrease in cash flow from financing activities was primarily the result of the change in the Company's mortgage loan inventory and investment in MSRs.

Prospective Trends

Applications and Pipeline of Loans in Process

    For the month ended March 31, 2000, the Company received new loan applications at an average daily rate of $353 million. As of March 31, 2000, the Company's pipeline of loans in process was $9.0 billion. This compares to a daily application rate for the month ended in March 31, 1999 of $537 million and a pipeline of loans in process as of March 31, 1999 of $14.2 billion. The size of the pipeline is generally an indication of the level of future fundings, as historically 37% to 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK `N SHOP(R) Pipeline as of March 31, 2000 was $3.1 billion and as of March 31, 1999 was $2.5 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage loans, the level of competition in the market, the direction of interest rates, seasonal factors and general economic conditions.

Market Factors

    Loan production decreased 28% from Fiscal 1999 to Fiscal 2000. This decrease was primarily due to a smaller mortgage origination market, driven by reduced refinances, combined with a slight decrease in the Company's market share. Home purchase related loan production increased during the same period.

    The prepayment rate in the servicing portfolio decreased from 28% in Fiscal 1999 to 13% in Fiscal 2000. This was due primarily to a smaller mortgage origination refinance market.

    The Company's California mortgage loan production (as measured by principal balance) constituted 22% of its total production during Fiscal 2000 and 25% during Fiscal 1999. The Company is continuing its efforts to expand its production capacity outside of California. Some regions in which the Company operates have experienced slower economic growth, and real estate financing activity in these regions has been impacted negatively. The Company has striven to diversify its mortgage banking activities geographically to mitigate such effects.

      The delinquency rate in the Company's servicing portfolio, excluding sub-servicing, increased to 3.97% at February 29, 2000 from 3.55% as of February 28, 1999. The Company believes that this increase was primarily the result of changes in portfolio mix and aging. Sub-prime loans (which tend to experience higher delinquency rates than prime loans) represented approximately 3% of the total portfolio as of February 29, 2000, up from 1% as of February 28, 1999. In addition, the weighted average age of the prime credit quality loans in the portfolio increased to 29 months at February 29, 2000 from 26 months in February 28, 1999. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. However, because the loans in the portfolio are generally serviced on a non-recourse basis, the Company's exposure to credit loss resulting from increased delinquency rates is substantially limited. Furthermore, related late charge income has historically been sufficient to offset incremental servicing expenses resulting from an increased delinquency rate.

    The percentage of loans in the Company's servicing portfolio, excluding sub-servicing, that are in foreclosure increased to 0.39% as of February 29, 2000 from 0.31% as of February 28, 1999. Because the Company services substantially all conventional loans on a non-recourse basis, foreclosure losses are generally the responsibility of the investor or insurer and not the Company. While the Company does not generally retain credit risk with respect to the conventional prime credit quality first mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company. Similarly, government loans serviced by the Company (24% of the Company's servicing portfolio as of February 29, 2000) are insured by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Administration. The Company is exposed to credit losses to the extent that the partial guarantee provided by the Department of Veterans Administration is inadequate to cover the total credit losses incurred. The Company retains credit risk on the home equity and sub-prime loans it securitizes, through retention of a subordinated interest. As of February 29, 2000, the Company had investments in such subordinated interests amounting to $570.4 million. The Company incurred bad debt expenses totaling $15.4 million and $23.6 million in Fiscal 2000 and Fiscal 1999, respectively, related to the credit risk described above.

Servicing Hedge

    As previously discussed, the Company's Servicing Hedge is designed to protect the value of its investment in MSRs from the effects of increased prepayment activity that generally results from declining interest rates. In periods of increasing interest rates, the value of the Servicing Hedge generally declines and the value of MSRs generally increases. The historical correlation of the Servicing Hedge and the MSRs has been very high. However, given the complexity and uncertainty inherent in hedging MSRs, there can be no assurance that future results will match the historical performance of the Servicing Hedge.

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

    In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise ("SFAS No. 134"). SFAS No. 134 is an amendment of SFAS No. 65, Accounting for Certain Mortgage Banking Activities. It requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities and other retained interests based on its ability and intent to sell or hold those instruments. The Company adopted this statement in October 1998 and, accordingly, reclassified mortgage-backed securities retained in securitization as available for sale securities.

Year 2000 Update

    Reflecting the work completed on the Company's Year 2000 program, the Company's computer systems and business processes successfully handled the date change from December 31, 1999 to January 1, 2000. The Company is not aware of any significant year 2000 problems encountered internally or with third parties with which it does business, including customers, counterparties and others, the global financial market infrastructure, and the utility infrastructure on which all corporations rely.

    Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing operations as a result of the year 2000 issue. However, although remote, it is possible that the full impact of year 2000 issues has not been fully recognized and no assurances can be given that year 2000 problems will not emerge. To the extent any Year 2000 issues arise, that could expose the Company to certain risks, such as the nonperformance by third parties of obligations to the Company.

    The pre-tax cost associated with the required systems modifications and conversions totaled approximately $32.3 million of which all had been incurred through February 29, 2000. The Company had previously estimated the cost at approximately $36 million. Management believes a significant amount of the work incurred in connection with the year 2000 issue will have ongoing utility by way of improved software coding and systems documentation.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In response to this Item, the information set forth on page 34 and Note A of this Form 10-K is incorporated herein by reference.

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

     (3) - Exhibits

          Exhibit

            No.                                                 Description

2.1* Agreement and Plan of Merger Among CWM Mortgage Holdings, Inc., Countrywide Asset Management Corporation and Countrywide Credit Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K dated February 28, 1997). 3.1* Certificate of Amendment of Restated Certificate of Incorporation of Countrywide Credit Industries, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated August 31, 1987). 3.2* Restated Certificate of Incorporation of Countrywide Credit Industries, Inc. (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1987). 3.3* Bylaws of Countrywide Credit Industries, Inc., as amended and restated (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 10, 1988). 3.3.1* Amendment to Bylaws of Countrywide Credit Industries, Inc. dated January 28, 1998 (incorporated by reference to Exhibit 3.3.1 to the Company's Annual Report on Form 10-K dated February 28, 1998). 3.3.2* Amendment to Bylaws of Countrywide Credit Industries, Inc. dated February 3, 1998 (incorporated by reference to Exhibit 3.3.1 to the Company's Annual Report on Form 10-K dated February 28, 1998). 3.3.3 Amendment to Bylaws of Countrywide Credit Industries, Inc. dated March 24, 2000.
       4.1* Rights Agreement, dated as of February 10, 1988, between Countrywide Credit Industries, Inc. and Bank of America NT & SA, as Rights Agent (incorporated by reference to Exhibit 4 to the Company's Form 8-A filed pursuant to Section 12 of the Securities Exchange Act of 1934 on February 12,
                             1988).

       4.1.1* Amendment No. 1 to Rights Agreement dated as of March 24, 1992 (incorporated by reference to
                             Exhibit  1 to the  Company's  Form 8
                             filed with the SEC on March 27, 1992).

       4.2* Specimen Certificate of the Company's Common Stock (incorporated by reference to Exhibit 4.2 to the Current Company's Report on Form 8-K dated February 6, 1987).

       4.3* Specimen Debenture Certificate(incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated February 6, 1987).

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

       4.6* Form of Medium-Term Notes, Series B(fixed-rate) of CHL (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3(File No. 33-51816) filed with the SEC on September 9, 1992).

       4.7* Form of Medium-Term Notes, Series B(floating-rate) of CHL (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3(File No. 33-51816) filed with the SEC on September 9, 1992).

       4.8* Form of Medium-Term Notes, Series C (fixed-rate) of CHL (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-3 of CHL and the Company (File Nos.33-50661 and 33-50661-01) filed with the SEC on October 19, 1993).

       4.9* Form of Medium-Term Notes, Series C floating-rate) of CHL (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of CHL and the Company (File Nos.33-50661 and 33-50661-01) filed with the SEC on October 19, 1993).

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

       4.11* Form of Medium-Term Notes, Series D (fixed-rate) of CHL (incorporated by reference to Exhibit
                             4.10 to Amendment No. 2 to the registration statement onForm S-3 of the Company and CHL
                             (File Nos.  33-59559 and 33-59559-01)  filed with
                             the SEC on June 16, 1995).

       4.12* Form of Medium-Term Notes, Series D(floating-rate) of CHL (incorporated by reference to Exhibit 4.11 to Amendment No. 2 to the registration statement on Form S-3 of the Company and CHL
                             (File Nos.33-59559 and 33-59559-01)  filed with
                             the SEC on June 16, 1995).

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

       4.15* Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q dated May 31, 1998).

       4.16*                 First  Supplemental  Trust  Deed  dated  16th
                             December,   1998,   modifying  the provisions  of a
                             Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K dated February 28, 1999).

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

       4.17* Form of Medium-Term Notes,Series G (fixed-rate) of CHL (incorporated by reference to Exhibit
                             4.10 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-58125 and 333-58125-01) filed with the SEC on June 30, 1998).

       4.18* Form of Medium-Term Notes,Series G (floating-rate) of CHL (incorporated by reference to Exhibit
                             4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-58125 and 333-58125-01)filed with the SEC on June 30, 1998).

       4.19* Form of Medium-Term Notes, Series H(fixed-rate) of CHL (incorporated by reference to Exhibit4.3 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-66467 and 333-66467-01)filed with the SEC on
                             October 30,1998).

       4.20* Form of Medium-Term Notes,Series H (floating-rate) of CHL (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-66467 and 333-66467-01) filed with the SEC on October 30, 1998).

       4.21* Form of 6.85% Note due 2004 of CHL (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated June 21, 1999.

   + 10.2.2 Part-Time Employment Agreement between named executive officer and the Company dated as of February 28, 2000.

   +   10.2.3                Letter Agreement between David S. Loeb and the
                             Company dated February 28, 2000.

   +   10.3*                 Restated  Employment   Agreement  for  Angelo  R
                             Mozilo dated March 26, 1996 (incorporated by reference to Exhibit 10.2 to the Company's
                             Quarterly Report on Form 10-Q dated August 31,
                             1996).

   +   10.3.1*               Amendment  Number One to  Restated  Employment
                             Agreement for Angelo R. Mozilo (incorporated by reference to Exhibit 10.3.1 to the Company's
                             Annual Report on Form 10-K dated February 28, 1998)

   +   10.3.2*               Amendment  Number Two to  Restated  Employment
                             Agreement for Angelo R. Mozilo (incorporated by reference to Exhibit 10.3.2 to the Company's
                             Annual Report on Form 10-K dated February 28, 1998)

   +   10.3.3                Third  Restated  Employment  Agreement  by and
                             between the Company and Angelo R. Mozilo in effect as of March 1, 2000.

   + 10.4.1* Employment Agreement by and between the Company and Stanford L. Kurland, dated as of March 1, 1999 (incorporated by reference to Exhibit
                             10.4.1 to the Company's Annual Report on Form 10-K dated February 28, 1999.

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

   +   10.7.1*              First Amendment to Countrywide Credit Industries,
                            Inc. Deferred Compensation Plan
                            Amended and Restated effective January 1, 1999.

   + 10.7.2* Second Amendment, effective as of June 30, 1999, to the Company's Deferred Compensation Plan Amended and Restated (incorporated by reference to Exhibit 10.7.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1999).

       10.8* Revolving Credit Agreement dated as of the 24th day of September, 1997, by and among Countrywide Home Loans, Inc., Bankers Trust Company,The First National Bank of Chicago, The Bank of New York, Chase Securities Inc., The Chase Manhattan Bank and the Lenders Party thereto. (incorporated by reference to
                             Exhibit 10.8 to the Company's Quarterly report on Form 10-Q dated August 31, 1997).

       10.8.3* Amendment to Revolving Credit Agreement dated as of the 25th day of November, 1998 by and among CHL, the Lenders under (as that term is defined in) the Revolving Credit Agreement dated as of September 24, 1997, and Bankers Trust Company as Credit Agent (incorporated by reference to Exhibit 10.8.3 to the Company's Quarterly Report on Form 10-Q dated November 30, 1998).

       10.8.6* Short Term Facility Extension Amendment dated as of the 22nd day of September 1999 by and among CHL, the Short Term Lenders under the Revolving Credit Agreement dated as of September 24, 1997, and Bankers Trust Company, as Credit Agent (incorporated by reference to Exhibit 10.8.6 to the Company's Quarterly Report on Form 10-Q dated August 31, 1999).

       10.8.7 Credit Agreement as of the 12th day of April, 2000, by and among CHL, Royal Bank of Canada, ABN AMRO Bank, N.V., Credit Lyonnais New York Branch, Commerzbank AG, New York branch, and the Lenders Party thereto.

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

   +   10.11.2*              Second  Amendment  to the  1987  Stock  Option Plan
                             as Amended and Restated.(incorporated by reference to Exhibit 10.11.2 to the Company's
                             Quarterly Report on Form 10-Q dated November 30,
                             1997).

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

   +   10.20*                1991 Stock  Option  Plan  (incorporated  by
                             reference  to  Exhibit  10.19 to the Company's
                             Annual Report on Form 10-K dated February 29, 1992)

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

   +   10.21*                1992 Stock Option Plan dated as of December 22,1992
                             (incorporated by reference to Exhibit 10.19.5 to the Company's Annual Report on Form 10-K dated
                             February 28, 1993).

   + 10.21.1* First Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21.1 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997).

   + 10.21.2* Second Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21.2 to the Company's Quarterly Report on Form 10-Q dated November 30, 1997).

   +   10.21.3*              Third  Amendment  to the 1992 Stock  Option Plan
                             (incorporated by reference to Exhibit 10.21.3 to the Company's Quarterly Report on Form 10-Q dated May 31, 1998).

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

   +   10.22.2*              Second   Amendment  to  the  Amended  and Restated
                             1993 Stock Option Plan. (incorporated by reference to Exhibit 10.22.2 to the Company's
                             Quarterly Report on Form 10-Q dated
                             November 30,1997).

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

   + 10.23.1* Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23.1 to the Company's Annual Report on Form 10-K dated February 28,
                             1998).

   + 10.23.2* First Amendment, effective January 1, 1999, to the Company's Supplemental Executive Retirement Plan 1998 Amendment and Restatement (incorporated by reference to Exhibit 10.23.2 to the Company's Annual Report on Form 10-K dated February 28, 1999).

   + 10.23.3* Second Amendment, effective as of June 30, 1999, to the Company's Supplemental Executive Retirement Plan (incorporated by reference to
                             Exhibit 10.23.3 to the Company's Quarterly Report on Form 10-Q dated August 31, 1999).

   + 10.24.1* Amended and Restated Split-Dollar Life Insurance Agreement (incorporated by reference to Exhibit 10.24.1 to the Company's Quarterly Report on Form 10-Q dated November 30, 1998).

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

   +   10.26*                Annual  Incentive Plan (incorporated  by  reference
                             to  Exhibit  10.4  to the Company's Quarterly
                             Report on Form 10-Q dated August 31, 1996).

   +   10.27*                Change in Control Severance Plan.

   + 10.27.1* First Amendment to Change in Control Severance Plan (incorporated by reference to
                             Exhibit 10.27.1 to the Company's Quarterly Report on Form 10-Q dated November 30, 1998).

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

                                             COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                     By:                   /s/ Angelo R. Mozilo
                                ------------------------------------------------
                                     Angelo R. Mozilo, Chief Executive Officer,
                               President and Chairman of the Board of Directors
                                                 (Principal Executive Officer)
Dated:  May 10, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                            Title                              Date

s/Angelo R. MoziloChief   Executive Officer, President and         May  10, 2000
           ---------------------------------------
           ---------------------------------------
         Angelo R. Mozilo                     Chairman of the Board of Directors
                                                  (Principal Executive Officer)


/s/ Stanford L. Kurland  Senior Managing Director, Chief           May  10, 2000
           ---------------------------------------
           ---------------------------------------
         Stanford L. Kurland                     Operating Officer and Director


/s/ Carlos M. Garcia    Managing Director; Chief Financial         May  10, 2000
           ---------------------------------------
      Carlos M. Garcia                      Officer and Chief Accounting Officer
                                                (Principal Financial Officer and
                                                   Principal Accounting Officer)

/s/ Jeffrey M. Cunningham    Director                              May  10, 2000
           ---------------------------------------
                   Jeffrey M. Cunningham

/s/ Robert J. Donato         Director                              May  10, 2000
           ---------------------------------------
                      Robert J. Donato

/s/ Michael E. Dougherty     Director                              May  10, 2000
           ---------------------------------------
           ---------------------------------------
                   Michael E. Dougherty

/s/ Ben M. Enis              Director                              May  10, 2000
           ---------------------------------------
                        Ben M. Enis

/s/ Edwin Heller            Director                               May  10, 2000
           ---------------------------------------
                        Edwin Heller

/s/ Harley W. Snyder       Director                                May  10, 2000
           ---------------------------------------
                      Harley W. Snyder

/s/ Oscar P. Robertson     Director                                May  10, 2000
           ---------------------------------------
                     Oscar P. Robertson

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF

                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           For Inclusion in Form 10-K

                            Annual Report Filed with

                       Securities and Exchange Commission

                                February 29, 2000

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                February 29, 2000

                                                                         Page

                                                                ---------------
Report of Independent Certified Public Accountants......................   F-3
Financial Statements
     Consolidated Balance Sheets........................................   F-4
     Consolidated Statements of Earnings................................   F-5
     Consolidated Statement of Common Shareholders' Equity..............   F-6
     Consolidated Statements of Cash Flows..............................   F-7
     Consolidated Statements of Comprehensive Income....................   F-8
     Notes to Consolidated Financial Statements.........................   F-9


Schedules

     Schedule I - Condensed Financial Information of Registrant.........   F-35
     Schedule II - Valuation and Qualifying Accounts....................   F-39


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

                           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Countrywide Credit Industries, Inc.

We have audited the accompanying consolidated balance sheets of Countrywide Credit Industries, Inc. and Subsidiaries as of February 29, 2000 and February 28, 1999, and the related consolidated statements of earnings, common shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Countrywide Credit Industries, Inc. and Subsidiaries as of February 29, 2000 and February 28, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 29, 2000, in conformity with accounting principles generally accepted in the United States.

In October 1998, the Company adopted Financial Accounting Standards Board Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This change is discussed in Note S of the Notes to Consolidated Financial Statements.

We have also audited Schedules I and II for each of the three years in the period ended February 29, 2000. In our opinion, such schedules present fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Los Angeles, California
April 28, 2000



              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                February 29(28),

              (Dollar amounts in thousands, except per share data)

                             A S S E T S

                                                                               2000                   1999
                                                                        -------------------    -------------------

Cash                                                                     $       59,890           $      58,748
Mortgage loans and mortgage-backed securities held for sale                   2,653,183               6,231,220
Trading securities, at market value                                           1,984,031               1,460,446
Mortgage servicing rights, net                                                5,396,477               4,496,439
Investments in other financial instruments                                    3,562,458               1,628,153
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                    410,899                 311,741
Other assets                                                                  1,755,390               1,461,509
                                                                        -------------------    -------------------
       Total assets                                                         $15,822,328             $15,648,256
                                                                        ===================    ===================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                                $2,852,738              $4,020,998
                                                                        ===================    ===================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                               $ 9,782,625             $ 9,935,759
Drafts payable issued in connection with mortgage loan closings                 382,108               1,083,499
Accounts payable, accrued liabilities and other                                 997,405                 517,937
Deferred income taxes                                                         1,272,311               1,092,176
                                                                        -------------------    -------------------
       Total liabilities                                                     12,434,449              12,629,371

Commitments and contingencies

                                                                                       -                      -

Company-obligated mandatorily redeemable capital trust pass- through securities of subsidiary trusts holding solely Company

   guaranteed related subordinated debt                                         500,000                 500,000

Shareholders' equity

Preferred stock - authorized, 2,500,000 shares of $0.05 par value;
   issued and outstanding, none
                                                                                       -                      -
Common stock -  authorized,  240,000,000  shares of $0.05 par value;  issued and outstanding, 113,463,424 shares in 2000 and

   112,619,313 shares in 1999                                                     5,673                   5,631
Additional paid-in capital                                                    1,171,238               1,153,673
Accumulated other comprehensive loss                                            (33,234)
                                                                                                        (19,593)

Retained earnings                                                             1,744,202               1,379,174
                                                                        -------------------    -------------------
       Total shareholders' equity                                             2,887,879               2,518,885
                                                                        -------------------    -------------------
       Total liabilities and shareholders' equity                           $15,822,328             $15,648,256
                                                                        ===================    ===================


Borrower and investor custodial accounts                                     $2,852,738              $4,020,998
                                                                        ===================    ===================

                                   The  accompanying  notes are an integral part
of these statements.


              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                           Year ended February 29(28),

              (Dollar amounts in thousands, except per share data)

                                                                2000               1999               1998
                                                            ---------------    --------------    --------------
Revenues

   Loan origination fees                                       $406,458          $ 623,531         $ 301,389
   Gain on sale of loans, net of commitment fees                557,743            699,433           417,427
                                                            ---------------    --------------    --------------
     Loan production revenue                                    964,201          1,322,964           718,816

   Interest earned                                              998,646          1,029,066           584,076
   Interest charges                                            (930,294)          (983,829)         (568,359)
                                                            ---------------    --------------    --------------
     Net interest income                                         68,352             45,237            15,717

   Loan servicing income                                      1,192,789          1,023,700           907,674
   Amortization and impairment/recovery of
     mortgage servicing rights, net of servicing hedge         (445,138)          (600,766)         (328,845)
                                                            ---------------    --------------    --------------
     Net loan administration income                             747,651            422,934           578,829

   Commissions, fees and other income                           234,047            187,867           138,217
   Gain on sale of subsidiary                                     4,424                  -            57,381
                                                            ---------------    --------------    --------------
         Total revenues                                       2,018,675          1,979,002         1,508,960

Expenses

   Salaries and related expenses                                689,768            669,686           424,321
   Occupancy and other office expenses                          276,802            270,483           182,335
   Guarantee fees                                               195,928            181,117           172,692
   Marketing expenses                                            72,930             64,510            42,320
   Other operating expenses                                     152,049            161,401           121,746
                                                            ---------------    --------------    --------------
         Total expenses                                       1,387,477          1,347,197           943,414
                                                            ---------------    --------------    --------------

Earnings before income taxes                                    631,198            631,805           565,546
   Provision for income taxes                                   220,955            246,404           220,563
                                                            ---------------    --------------    --------------

NET EARNINGS                                                   $410,243           $385,401         $ 344,983
                                                            ===============    ==============    ==============

Earnings per share

   Basic                                                          $3.63              $3.46             $3.21
   Diluted                                                        $3.52              $3.29             $3.09











                                   The  accompanying  notes are an integral part
of these statements.




              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                       Three years ended February 29(28),

                          (Dollar amounts in thousands)

                                                                                    Accumulated
                                                                     Additional        Other

                                            Number        Common      Paid-in-     Comprehensive     Retained
                                           of Shares      Stock       Capital      Income (Loss)     Earnings        Total

                                         -------------- ----------- -----------------------------------------------------------
Balance at February 28, 1997               106,095,558      $5,305     $917,942       ($30,545)       $718,829     $1,611,531
Cash dividends paid - common                         -           -            -              -         (34,391)       (34,391)
Stock options exercised                        839,479          42       14,645              -               -         14,687
Tax benefit of stock options exercised               -           -        5,378              -               -          5,378
Dividend reinvestment plan                   2,179,939         109      108,511              -               -        108,620
401(k) Plan contribution                        90,603           4        2,889              -               -          2,893

Other comprehensive income, net of tax               -            -           -         34,242               -         34,242
Net earnings for the year                            -            -           -              -         344,983        344,983
                                                                  ---           --
------------------------------------------------------------------- -----------------------------------------------------------

Balance at February 28, 1998               109,205,579       5,460    1,049,365          3,697       1,029,421      2,087,943
Cash dividends paid - common                         -              -           -            -         (35,648)       (35,648)
Stock options exercised                      1,239,662          62       20,047              -                 -       20,109
Tax benefit of stock options exercised               -           -       11,456              -                 -       11,456
Dividend reinvestment plan                   2,048,062         103       66,669              -                 -       66,772
401(k) Plan contribution                       126,010           6        6,136              -                 -        6,142
Other comprehensive loss, net of tax                 -            -           -        (23,290)              -        (23,290)
Net earnings for the year                            -            -           -              -         385,401        385,401
-------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 1999               112,619,313       5,631    1,153,673        (19,593)     1,379,174       2,518,885
Cash dividends paid - common                         -            -           -              -         (45,215)       (45,215)
Stock options exercised                        602,021          31        6,709              -                 -        6,740
Tax benefit of stock options exercised               -            -       1,883              -                 -        1,883
Dividend reinvestment plan                      61,869           2        1,986              -                 -        1,988
401(k) Plan contribution                       180,221           9        6,987              -                 -        6,996
Other comprehensive loss, net of tax                 -            -           -        (13,641)              -        (13,641)
Net earnings for the year                            -            -           -              -         410,243        410,243
-------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------- -----------------------------------------------------------

Balance at February 29, 2000               113,463,424      $5,673   $1,171,238       ($33,234)     $1,744,202     $2,887,879
===============================================================================================================================







                                    The accompanying  notes are an integral part
of this statement.




              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Increase (Decrease) in Cash

                           Year ended February 29(28),

                          (Dollar amounts in thousands)

                                                                               2000                 1999                 1998
                                                                          ----------------    -----------------    ----------------
Cash flows from operating activities:

   Net earnings                                                                $410,243            $385,401             $344,983
      Adjustments to reconcile net earnings to net cash
       provided (used) by operating activities:
      Gain on sale of available-for-sale securities                             (12,332)            (56,801)             (16,749)
      Gain on sale of subsidiary                                                 (4,424)                  -              (57,381)
      Gain on sale of securitized service fees                                   (2,650)                  -                    -
     Amortization and impairment/recovery of mortgage
   servicing rights                                                             181,101           1,013,578              561,804
     Depreciation and other amortization                                         65,947              49,210               44,930
     Deferred income taxes                                                      220,955             246,404              220,563

     Origination and purchase of loans held for sale                        (66,739,744)        (92,880,538)         (48,771,673)
     Principal repayments and sale of loans                                  70,317,781          91,941,509           46,059,454
                                                                          ----------------    -----------------    ----------------
         Decrease (increase) in mortgage loans and mortgage-
            backed securities held for sale                                   3,578,037            (939,029)          (2,712,219)

     Increase in other financial instruments                                 (1,393,493)           (423,807)            (685,119)
     Increase in trading securities                                            (523,585)         (1,216,499)            (113,032)
     Increase in other assets                                                   (81,052)            (97,181)            (345,952)
     Increase in accounts payable and accrued liabilities                         6,263              35,259              302,404
                                                                          ----------------    -----------------    ----------------
       Net cash provided (used) by operating activities                       2,445,010          (1,003,465)          (2,455,768)
                                                                          ----------------    -----------------    ----------------
Cash flows from investing activities:

   Additions to mortgage servicing rights, net                               (1,299,909)         (1,898,007)          (1,149,988)
   Proceeds from sale of securitized service fees                               197,616                   -                    -
   Acquisition of insurance company                                            (425,000)                  -                    -
   Purchase of property, equipment and leasehold
     improvements, net                                                         (150,537)           (119,507)             (70,896)
   Proceeds from sale of available-for-sale securities                           96,200             231,555               72,747
   Proceeds from sale of subsidiary                                              21,053                   -                    -
                                                                          ----------------    -----------------    ----------------
       Net cash used by investing activities                                 (1,560,577)         (1,785,959)          (1,148,137)
                                                                          ----------------    -----------------    ----------------
Cash flows from financing activities:
   Net (decrease) increase in warehouse debt and other
     short-term borrowings                                                     (790,117)         (1,122,273)           1,513,974
   Issuance of long-term debt                                                 2,224,354           4,044,121            1,973,198
   Repayment of long-term debt                                               (2,288,762)           (142,096)            (182,747)
   Issuance of Company - obligated mandatorily redeemable
     capital trust pass-through securities of subsidiary trust holding
solely a Company guaranteed related subordinated debt                                 -                   -              200,000
   Issuance of common stock                                                      16,449              93,361              126,309
   Cash dividends paid                                                          (45,215)            (35,648)             (34,391)
                                                                          ----------------    -----------------    ----------------
       Net cash (used) provided by financing activities                        (883,291)          2,837,465            3,596,343
                                                                          ----------------    -----------------    ----------------
Net increase (decrease) in cash                                                   1,142              48,041               (7,562)
Cash at beginning of period                                                      58,748              10,707               18,269
                                                                          ----------------    -----------------    ----------------
Cash at end of period                                                      $     59,890        $     58,748         $     10,707
                                                                          ================    =================    ================
Supplemental cash flow information:

   Cash used to pay interest                                               $   902,491         $    876,236         $    422,969
   Cash used to pay (refund from) income taxes                             $     7,084         $      1,407         $     (1,645)
Noncash financing activities:
   Unrealized gain (loss) on available-for-sale securities,
     net of tax                                                             $   (13,641)        $   (23,290)        $     34,242
                                   The accompanying notes are an integral part of these statements.




              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                           Year Ended February 29(28),

                          (Dollar amounts in thousands)

                                                                   2000               1999              1998
                                                              ---------------  -----------------   ---------------

NET EARNINGS                                                      $410,243         $385,401            $344,983

Other comprehensive income, net of tax:
    Unrealized gains (losses) on available for sale
securities:
       Unrealized holding gains (losses) arising
       during the period, before tax                                (9,356)           18,556             72,883
     Income tax benefit (expense)                                    3,331            (7,237)           (28,424)
                                                              ---------------  -----------------   ---------------
     Unrealized holding gains (losses) arising
       during the period, net of tax                                (6,025)           11,319             44,459
       Less: reclassification adjustment for gains
included                                    in net earnings,       (12,332)          (56,801)           (16,749)
before tax
     Income tax expense                                              4,716            22,192              6,532
                                                              ---------------  -----------------   ---------------
     Reclassification adjustment for gains included
       in net earnings, net of tax                                  (7,616)          (34,609)           (10,217)
                                                              ---------------  -----------------   ---------------
Other comprehensive (loss) income                                  (13,641)          (23,290)            34,242
                                                              ---------------  -----------------   ---------------
COMPREHENSIVE INCOME                                              $396,602          $362,111           $379,225

                                                           ===============  ===   ===============

























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

Mortgage Loans and Mortgage-Backed Securities Held for Sale

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

    The Company's MBS held for sale in the near term are classified as trading. Trading securities are recorded at fair value, with the change in fair value during the period included in earnings. The fair value of MBS held for sale in the near term is based on quoted market prices.

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

35

                                       F-

Mortgage Servicing Rights, Amortization and Impairment

    The Company recognizes as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through a separate purchase or through loan origination by allocating total costs incurred between the loan, the servicing rights retained and other assets retained based on their relative fair values. Amortization of mortgage servicing rights ("MSRs") is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Projected net servicing income is in turn determined by the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, note rate stratification and recent prepayment experience.

MSRs are periodically evaluated for impairment, which is recognized in the statement of earnings during the applicable period through additions to an impairment reserve. For purposes of performing its impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type (fixed or adjustable) and note rate.

Servicing Hedge

    To mitigate the effect on earnings of MSR impairment that may result from increased current and projected prepayment activity that generally occurs when interest rates decline, the Company acquires financial instruments, including derivatives, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). These financial instruments include interest rate floors, principle-only securities ("P/O Securities"), options on interest rate Swaps ("Swaptions"), options on MBS, options on interest rate futures, interest rate futures, interest rate swaps with the Company's maximum payment capped ("Capped Swaps"), interest rate swaps and interest rate caps. The value of the interest rate floors, options on interest rate futures and MBS, Capped Swaps, interest rate caps and Swaptions, is derived from an underlying instrument or index; however, the notional or contractual amount is not recognized on the balance sheet. The cost of these instruments is charged to expense (and deducted from net loan administration income) over the life of the contract. Unamortized costs are included in Investments in Other Financial Instruments on the balance sheet. The basis of the MSRs is adjusted for realized and unrealized gains and losses in the derivative financial instruments that qualify for hedge accounting.

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

    To qualify for hedge accounting, the derivative contract positions must be designated as a hedge and be effective in reducing the market risk of an existing asset, liability or the Committed Pipeline. The effectiveness of the derivative contracts is evaluated on an initial and ongoing basis using quantitative measures of correlation. If a derivative contract no longer qualifies as a hedge, any subsequent changes in fair value are recognized currently in earnings.

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

Trading Securities

    Trading securities consists of financial instruments held by the Company's broker-dealer subsidiary. These financial instruments, including derivative contracts, are recorded at fair value on a trade date basis, and gains and losses, both realized and unrealized, are included in Gain on Sale of Loans.

Available-for-Sale-Securities

    The Company has designated its investments in P/O Securities, certain other equity securities, mortgage-backed securities retained in the Company's securitizations and insurance company investment portfolio as available for sale securities, which are included in Investments in Other Financial Instruments. Mortgage-backed securities retained in the Company's securtizations consist of sub-prime and home equity residual interests ("Residuals") and interest-only and principal-only certificates related to the Company's non-conforming private label mortgage-backed securities. The timing and amount of cash flows on these securities are significantly influenced by prepayments on the underlying loans and estimated foreclosure losses to the extent the Company has retained the risk of such losses. The fair value of these securities is determined by discounting future cash flows using discount rates that approximate current market rates.

    As of February 29, 2000, the Company used discount rates for sub-prime and home equity mortgage-backed residuals of 20% and 15%, respectively; annual prepayment estimates of 19% to 37% and 25%, respectively; and lifetime credit loss estimates of 1.0% to 9.0% and 2.3% of the original principal balances of the underlying loans, respectively.

    The insurance company investment portfolio, includes primarily fixed income securities, as well as stocks and other short-term securities.

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

Option Fees

    Option fees, included in Other Assets, primarily consist of unamortized put and call option fees on MBS. Option fees are amortized over the life of the option to reflect the decline in its time value. Any unamortized option fees are charged to income when the related option is exercised.

Investment In Non-Consolidated Subsidiaries

    The Company has an investment in CWHL Funding, Inc., a bankruptcy remote, wholly-owned subsidiary. This subsidiary was established to facilitate the sale of certain defaulted mortgage loans repurchased in the ordinary course of business from Ginnie Mae MBS serviced by the Company. The Company's investment in CWHL Funding, Inc. was $63.0 million and $73.7 million as of February 29, 2000 and February 28, 1999, respectively.

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

Advertising Costs

    The Company generally charges to expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefits. Advertising expense was $53.5 million, $46.0 million and $32.6 million for the years ended February 29(28), 2000, 1999 and 1998, respectively.

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

    The  following  table  presents  basic and  diluted  EPS for the years ended
February 29(28), 2000, 1999 and 1998.

------------------------ --------- --------- --------- -- - ----------------------------- -- -- ------- ---------- -----
                                                            Year ended February 29(28),

                         --------- --------- --------- -- - ----------------------------- -- -- ------- ---------- -----
                                     2000                             1999                             1998
                         --------- --------- ---------   ---------- --------- ---------    --------- --------- ---------
                                             Per-Share                        Per-Share                        Per-Share

(Amounts in  thousands,  Net                  Amount     Net                   Amount      Net                  Amount
except per share data)   Earnings   Shares               Earnings    Shares                Earnings   Shares
------------------------           --------- ---------              --------- ---------              --------- ---------
                         ---------                       ----------                        ---------
Net earnings             $410,243                         $385,401                         $344,983
                         =========                       ==========                        =========

Basic EPS

Net earnings available

to common shareholders   $410,243   113,083     $3.63     $385,401   111,414     $3.46     $344,983   107,491     $3.21

Effect of Dilutive

Stock Options                         3,605                  -         5,631                  -         4,035
                         --------- ---------             ---------- ---------              --------- ---------

Diluted EPS

Net earnings available

to common shareholders   $410,243   116,688     $3.52     $385,401   117,045     $3.29     $344,983   111,526     $3.09
                         ========= =========             ========== =========              ========= =========

------------------------ --------- --------- --------- - ---------- --------- --------- -- --------- --------- ---------

    During the years ended February 29 (28), 2000 and 1999,  options to purchase
3.2 million shares and 1.2 million shares, respectively, were outstanding but not included in the computation of EPS because they were antidilutive.

Financial Statement Reclassifications and Restatement

    Certain amounts reflected in the Consolidated Financial Statements for the years ended February 28, 1999 and 1998 have been reclassified to conform to the presentation for the year ended February 29, 2000.

NOTE B - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements consisted of the following.

 --------------------------------------------- --------------------------------------------------------------------
                                                                                     February 29(28),

                                                                          ----------------- -- -------------- -----
    (Dollar amounts in thousands)                                                  2000                1999
 --------------------------------------------------------------------- -- ----------------- -- -------------- -----
    Buildings                                                                  $183,134            $  97,339
    Office equipment                                                            362,346              305,092
    Leasehold improvements                                                       55,281               42,578
                                                                          -----------------    --------------
                                                                                600,761              445,009
    Less: accumulated depreciation and amortization                            (218,828)            (167,449)
                                                                          -----------------    --------------
                                                                                381,933              277,560
    Land                                                                         28,966               34,181
                                                                          -----------------    --------------
                                                                               $410,899             $311,741
                                                                          =================    ==============

 --------------------------------------------------------------------- -- ----------------- -- -------------- -----

    Depreciation  and  amortization  expense  amounted to $48.8  million,  $40.3 million and $31.8 million for the years ended February  29(28),  2000,  1999 and
1998, respectively.

NOTE C - MORTGAGE SERVICING RIGHTS


    Entries to mortgage servicing rights for the years ended February 29(28), 2000, 1999 and 1998 were as follows.

 ----------------------------------------------- -- -------------------------------------------------------------
                                                                          February 29(28),

                                                    ---------------- --- ---------------- --- ---------------- --
    (Dollar amounts in thousands)                         2000                 1999                 1998
 ----------------------------------------------- -- ---------------- --- ---------------- --- ---------------- --
    Mortgage Servicing Rights

       Balance at beginning of period                 $4,591,191           $3,653,318           $3,026,494
       Additions, net                                  1,299,909            1,898,007            1,149,988
       Securitization of service fees                   (218,770)                   -                    -
       Scheduled amortization                           (459,308)            (556,373)            (300,312)
       Hedge losses (gains) applied                      207,217             (403,761)            (222,852)
                                                    ----------------     ----------------     ----------------
       Balance before valuation reserve
               at end of period                        5,420,239            4,591,191            3,653,318
                                                    ----------------     ----------------     ----------------

    Reserve for Impairment of Mortgage Servicing Rights

       Balance at beginning of period                    (94,752)             (41,308)              (2,668)
       Reductions (additions)                             70,990              (53,444)             (38,640)
                                                    ----------------     ----------------     ----------------
       Balance at end of period                          (23,762)             (94,752)             (41,308)
                                                    ----------------     ----------------     ----------------
       Mortgage Servicing Rights, net                 $5,396,477           $4,496,439           $3,612,010
                                                    ================     ================     ================

 ----------------------------------------------- -- ---------------- --- ---------------- --- ---------------- --


    The estimated fair value of mortgage servicing rights was $5.7 billion and $4.7 billion as of February 29(28), 2000 and 1999, respectively. The fair value was determined by discounting estimated net future cash flows from mortgage servicing activities using discount and prepayment rates that approximate current market rates.


NOTE D - INVESTMENTS IN OTHER FINANCIAL INSTRUMENTS


    Investments in other financial instruments as of February 29(28), 2000 and 1999 included the following.

 ------------------------------------------------------------ -----------------------------------------------------
                                                                                    February 29(28),

                                                                         ----------------- --- ---------------- ---
     (Dollar amounts in thousands)                                            2000                  1999
 ------------------------------------------------------------------- --- ----------------- --- ---------------- ---
     Servicing hedge instruments                                              $1,784,315           $   991,401
     Mortgage-backed securities retained in securitization                       775,867               500,631
     Insurance company investment portfolio                                      520,490                     -
     Securities purchased under agreements to resell                             435,593                76,246
     Equity securities, restricted and unrestricted                               46,193                59,875
                                                                         -----------------     ----------------
                                                                              $3,562,458            $1,628,153
                                                                         =================     ================


 ------------------------------------------------------------------- --- ----------------- --- ---------------- ---

NOTE E - AVAILABLE FOR SALE SECURITIES

    Amortized  cost  and fair  value of  available  for  sale  securities  as of
February   29(28),   2000  and  1999  were  as  follows.   (In   October   1998,
mortgage-backed  securities  retained in  securitization  were  reclassified  as available for sale securities; see note S.)

 ---------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                                                February 29, 2000

                                    ---------------- - ------------------------------------ -- ---------------- ---
                                                            Gross               Gross

                                      Amortized           Unrealized         Unrealized             Fair

 (Dollar amounts in thousands)           Cost               Gains              Losses               Value
 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

      Mortgage-backed
        securities retained in

        securitization                   $760,619            $39,411            ($24,163)           $775,867
      Principal only securities         1,002,496              2,372             (52,028)            952,840
      Insurance company
        investment  portfolio             523,012                 483                                520,490
                                                                              (3,005)

      Equity securities                    63,136              3,193             (20,136)             46,193
                                    ----------------   -----------------   ----------------    ----------------
                                       $2,349,263            $45,459            ($99,332)         $2,295,390
                                    ================   =================   ================    ================

 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---









NOTE E - AVAILABLE FOR SALE SECURITIES (Continued)

 ---------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                                                February 28, 1999

                                    ---------------- - ------------------------------------ -- ---------------- ---
                                                            Gross               Gross

                                      Amortized           Unrealized         Unrealized             Fair

 (Dollar amounts in thousands)           Cost               Gains              Losses               Value
 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

      Mortgage-backed
        securities retained in

        securitization                   $519,321             -                 ($18,690)           $500,631
      Principal only securities            32,514                312             -                    32,826
      Equity securities                    42,498              3,098             (16,904)             28,692
                                    ----------------   -----------------   ----------------    ----------------
                                         $594,333             $3,410            ($35,594)           $562,149
                                    ================   =================   ================    ================

 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

NOTE F - NOTES PAYABLE

    Notes payable consisted of the following.

 ------------------------------------------------------------ -----------------------------------------------------
                                                                                    February 29(28),

                                                                         ----------------- --- ---------------- ---
     (Dollar amounts in thousands)                                              2000                  1999
 -------------------------------------------------------------------- -- ----------------- --- ---------------- ---
     Commercial paper                                                        $   103,829           $   176,559
     Medium-term notes, Series A, B, C, D, E, F, G, H
         and Euro Notes                                                        7,975,324             8,039,824
     Repurchase agreements                                                     1,501,409             1,517,405
     Subordinated notes                                                          200,000               200,000
     Other notes payable                                                           2,063                 1,971
                                                                         -----------------     ----------------
                                                                              $9,782,625            $9,935,759
                                                                         =================     ================

 -------------------------------------------------------------------- -- ----------------- --- ---------------- ---

Commercial Paper and Backup Credit Facilities

    As of February 29, 2000, CHL, the Company's mortgage banking subsidiary, had unsecured credit agreements (revolving credit facilities) with consortiums of commercial banks permitting CHL to borrow an aggregate maximum amount of $5.0 billion. The facilities included a $4.0 billion revolving credit facility with forty-four commercial banks consisting of: (i) a five-year facility of $3.0 billion, which expires on September 24, 2002, and (ii) a one-year facility of $1.0 billion which expires on September 20, 2000. As consideration for the facility, CHL pays annual commitment fees of $3.8 million. There is an additional one-year facility, which expired April 12, 2000, with eleven of the forty-four banks referenced above for total commitments of $1.0 billion. As consideration for the facility, CHL pays annual commitment fees of $0.8 million. CHL renewed this facility. (See Note O - "Subsequent Events".) The purpose of these credit facilities is to provide liquidity backup for CHL's commercial paper program. No amount was outstanding under these revolving credit facilities at February 29, 2000. The weighted average borrowing rate on commercial paper borrowings for the year ended February 29, 2000 was 5.31%. The weighted average borrowing rate on commercial paper outstanding as of February 29, 2000 was 5.92%. In addition, CHL has entered into a $1.1 billion asset-backed commercial paper conduit facility with four commercial banks. This facility has a maturity date of November 21, 2000. As consideration for this facility, CHL pays annual commitment fees of $1.4 million. Loans made under this facility are secured by conforming and non-conforming mortgage loans. All of the facilities contain various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL.

NOTE F - NOTES PAYABLE  (Continued)

Medium-Term Notes

    As of February 29, 2000, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission or issued by CHL pursuant to its Euro medium-term note program were as follows.

---------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                                        Outstanding Balance               Interest Rate             Maturity Date

                                                                     ----------------------  ----------------------------
                         -------------------------------------------
                         Floating-Rate   Fixed-Rate       Total         From        To           From            To
                         ------------------------------------------- ----------- ----------  -------------- -------------

      Series A                     -     $  143,500      $143,500       7.29%       8.79%      Aug. 2000     Mar. 2002

      Series B                     -        301,000       301,000       6.53%       6.98%      Apr. 2000     Aug. 2005

      Series C               130,000        127,000       257,000       5.74%       7.75%      Mar. 2000     Mar. 2004

      Series D                75,000        385,000       460,000       6.05%       6.88%      Aug. 2000     Sep. 2005

      Series E               210,000        690,000       900,000       6.31%       7.45%      Aug. 2000     Oct. 2008

      Series F               311,000      1,344,000     1,655,000       6.13%       7.00%      Oct. 2000      May 2013

        Series G               5,000        581,000       586,000       5.35%       7.00%      Oct. 2000     Nov. 2018

        Series H                   -      1,889,000     1,889,000       6.25%       8.25%      Jun. 2004     Oct. 2019

        Euro Notes           659,600      1,124,224     1,783,824       6.10%       7.42%      Jul. 2000     Jan. 2009

                         -------------------------------------------
     Total                $1,390,600     $6,584,724    $7,975,324
                         ===========================================

---------------------------------------------------------------------------------------------------------------------------

         As of February 29, 2000 substantially all of the outstanding fixed-rate notes had been  effectively  converted  through interest rate swap agreements to floating-rate notes. The weighted average rate on medium-term notes for the year ended  February  29,  2000,  including  the  effect  of the  interest  rate swap
agreements,   was  5.88%.  As  of  February  29,  2000  $1,074  million  foreign
currency-denominated   medium-term  notes  were  outstanding.   Such  notes  are
denominated in Deutsche Marks, French Francs,  Portuguese Escudos and Euros. The
Company manages the associated  foreign  currency risk by entering into currency swaps.  The  terms of the  currency  swaps  effectively  translate  the  foreign currency denominated medium-term notes into U.S. dollars.

Repurchase Agreements

         The Company routinely enters into short-term financing arrangements to sell MBS under agreements to repurchase. The weighted average borrowing rate for the year ended February 29, 2000 was 5.16%. The weighted average borrowing rate on repurchase agreements outstanding as of February 29, 2000 was 5.86%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers or banks. All agreements are to repurchase the same or substantially identical MBS.

NOTE F - NOTES PAYABLE  (Continued)

Pre-Sale Funding Facilities

    As of February 29, 2000, CHL had uncommitted revolving credit facilities with the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The credit facilities are secured by conforming mortgage loans which are in the process of being pooled into MBS. As of February 29, 2000, the Company had no outstanding borrowings under any of these facilities.

    Maturities of notes payable are as follows.

  ------------------ ------------------------------------------- ----------------------------------------------
                             Year ending February 29(28),                      (Dollar amounts in thousands)

  ------------------ ------------------------------------------- ----------------------------------------------

                                        2001                                   $2,529,302
                                        2002                                      727,000
                                        2003                                    1,146,500
                                        2004                                      863,000
                                        2005                                    1,528,685
                                     Thereafter                                 2,988,138
                                                                            -----------------
                                                                               $9,782,625

                                                                            =================

  ------------------ ------------------------------------------- -------- ------------------- -----------------


NOTE G - COMPANY-OBLIGATED CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

    In December 1996, Countrywide Capital I (the "Subsidiary Trust I"), a subsidiary of the Company, issued $300 million of 8% Capital Trust Pass-through Securities (the "8% Capital Securities"). In connection with the Subsidiary Trust I issuance of the 8% Capital Securities, CHL issued to the Subsidiary Trust I, $309 million of its 8% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debt Securities I"). The Subordinated Debt Securities I are due on December 15, 2026 with interest payable semi-annually on June 15 and December 15 of each year. The Company has the right to redeem at par, plus accrued interest, the 8% Capital Securities any time on or after December 15, 2006. The sole assets of the Subsidiary Trust I are, and will be, the Subordinated Debt Securities I.

    In June 1997, Countrywide Capital III (the "Subsidiary Trust III"), a subsidiary of the Company, issued $200 million of 8.05% Subordinated Capital Income Securities, Series A (the "8.05% Capital Securities"). In connection with the Subsidiary Trust III issuance of 8.05% Capital Securities, CHL issued to the Subsidiary Trust III, $206 million of its 8.05% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debt Securities III"). The Subordinated Debt Securities III are due on June 15, 2027 with interest payable semi-annually on June 15 and December 15 of each year. The sole assets of the Subsidiary Trust III are, and will be, the Subordinated Debt Securities III.

    In December 1997, Subsidiary Trust III completed an exchange offer pursuant to which newly issued capital securities (the "New 8.05% Capital Securities") were exchanged for all of the outstanding 8.05% Capital Securities. The New 8.05% Capital Securities are identical in all material respects to the 8.05% Capital Securities, except that the New 8.05% Capital Securities have been registered under the Securities Act of 1933, as amended.

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

    ---- ------------------------------ ------------------------------------------------------------ --------
                                                                        Year ended February29(28),

                                                       ---------------- -- ------------- -- ------------- ---
         (Dollar amounts in thousands)                       2000               1999            1998
    ---- ----------------------------------------- --- ---------------- -- ------------- -- ------------- ---

         Federal expense - deferred                       $220,955            $204,186         $181,228
         State expense -  deferred                               -              42,218           39,335
                                                       ----------------    -------------    -------------
                                                          $220,955            $246,404         $220,563
                                                       ================    =============    =============

    ---- ----------------------------------------- --- ---------------- -- ------------- -- ------------- ---

    The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of earnings.

    ---- ------------------------------ ------------------------------------------------------------ --------
                                                                       Year ended February 29(28),

                                                       --------------- -- -------------- --- ------------ ---
                                                             2000             1999               1998
    ---- ----------------------------------------- --- --------------- -- -------------- --- ------------ ---

         Statutory federal income tax rate                   35.0%              35.0%              35.0%
         State income and franchise taxes, net
            of federal tax effect                             4.0                4.0                4.0
         Change in expected state tax rate                   (4.0)               -                  -
                                                       ---------------    --------------     ------------
                Effective income tax rate                    35.0%              39.0%              39.0%
                                                       ===============    ==============     ============

    ---- ----------------------------------------- --- --------------- -- -------------- --- ------------ ---

    In Fiscal 2000, the Company initiated a corporate reorganization related to its servicing operations. As a result of the reorganization, future state income tax liabilities are expected to be less than the amounts that were previously recorded as deferred income tax expense and liability in the Company's financial statements. The expected reduction in tax liabilities was reflected as a reduction in deferred state income tax expense in Fiscal 2000.

    The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below.

     ----- ------------------------------------------- -------------------------------------------------- -----
                                                                                 February 29(28),

                                                       -------------------------------------------------- -----
          (Dollar amounts in thousands)                                        2000              1999
     ----------------------------------------------------------------------------------------------------------
          Deferred income tax assets:
              Net operating losses                                           $ 157,606          $ 198,204
              State income and franchise taxes                                  53,625             59,752
              Reserves, accrued expenses and other                              38,366             41,898
                                                                         ---------------    ---------------
          Total deferred income tax assets                                     249,597            299,854
                                                                         ---------------    ---------------

          Deferred income tax liabilities:
              Mortgage servicing rights                                      1,500,495          1,368,349
              Gain on sale of subsidiary                                        21,413             23,681
                                                                         ---------------    ---------------
          Total deferred income tax liabilities                              1,521,908          1,392,030
                                                                         ---------------    ---------------

          Deferred income taxes                                             $1,272,311         $1,092,176
                                                                         ===============    ===============

     ----------------------------------------------------------------------------------------------------------

    As of February 29, 2000, the Company had net operating loss carryforwards for federal income tax purposes totaling $443.3 million that expire as follows:
$74.3  million in 2009,  $74.3  million in 2010,  $41.3  million in 2011,  $84.7 million in 2012, and $72.8 million in 2013, and $95.9 million in 2019.

NOTE I - FINANCIAL INSTRUMENTS

Derivative Financial Instruments

    The Company utilizes a variety of derivative financial instruments to manage interest-rate risk. These instruments include interest rate floors, MBS mandatory forward sale and purchase commitments, options to sell or buy MBS, treasury futures and interest rate futures, interest rate caps, Capped Swaps, Swaptions, interest rate futures and interest rate swaps. These instruments involve, to varying degrees, elements of interest-rate and credit risk. In addition, the Company manages foreign currency exchange rate risk with foreign currency swaps.

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

     The total amount of counterparty credit exposure as of February 29, 2000, before and after applicable margin accounts held, was as follows:

--------------------------------------------------------------- ------------------------------------------
(Dollar amounts in millions)                                        As of February 29, 2000
--------------------------------------------------------------- ------------------------------------------

             Total credit exposure before margin accounts held               $218.7
               Less: Margin accounts held                                     (89.5)
                                                                       ------------------
                Net unsecured credit exposure                                $129.2
                                                                       ==================

---------------------------------------------------------------------- ------------------ ----------------

Hedge of Committed Pipeline and Mortgage Loan Inventory

     As of February 29, 2000, the Company had $2.7 billion of closed mortgage loans and MBS held in inventory, including $2.1 billion fixed-rate and $0.6 billion adjustable-rate (the "Inventory"). In addition, as of February 29, 2000, the Company had short-term rate and point commitments amounting to approximately $4.2 billion (including $2.8 billion fixed-rate and $1.4 billion adjustable-rate) to fund mortgage loan applications in process and an additional $3.1 billion (including $2.8 billion fixed-rate and $0.3 billion adjustable-rate) like commitments subject to property identification and borrower qualification (together the "Committed Pipeline"). Substantially all of these commitments are for periods of 60 days or less. (After funding and sale of the mortgage loans, the Company's exposure to credit loss in the event of nonperformance by the mortgagor is limited as described in Note J).

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

      Due to the variability of closings in the Company's Committed Pipeline, which is driven primarily by interest rates, the Company's hedging policies require that substantially all of the Committed Pipeline be hedged with a combination of options for the purchase and sale of MBS and treasury futures in addition to forward contracts for the sale of MBS. As of February 29, 2000, the notional amount of options to purchase and sell MBS aggregated $3.1 billion and $1.3 billion, respectively. There were no treasury futures options in place at February 29, 2000. The Company had net forward contracts to sell MBS that amounted to $4.8 billion (including forward contracts to sell MBS of $9.1 billion and to purchase MBS of $4.3 billion). The MBS that are to be delivered under these contracts and options are either fixed or adjustable-rate, and generally correspond with the composition of the Company's Inventory and Committed Pipeline.

NOTE I - FINANCIAL INSTRUMENTS (Continued)

     The Company is generally not exposed to significant losses nor will it realize significant gains related to its Inventory or Committed Pipeline due to changes in interest rates, net of gains or losses on associated hedge positions. The correlation between the Inventory, the Committed Pipeline and the associated hedge instruments is very high due to their similarity. However, the Company is exposed to the risk that the actual closings in the Committed Pipeline may deviate from the estimated closings for a given change in interest rates. Although interest rates are the primary determinant, the actual loan closings from the Committed Pipeline are influenced by many factors, including the composition of the Committed Pipeline and remaining commitment periods. The Company's estimated closings are based on historical data of loan closings as influenced by recent developments.

Servicing Hedge

    The Company manages its exposure to interest rate risk primarily through balancing its loan production and loan servicing operations which are counter cyclical in nature. In order to further mitigate the effect on earnings of MSR impairment that may result from increased current and projected prepayment activity that generally occur when interest rates decline, the Company maintains a portfolio of financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). The financial instruments that form the Servicing Hedge include interest rate floors, options on interest rate futures, Capped Swaps, interest rate swaps, interest rate caps, Capped Swaps, Swaptions, options on MBS, interest rate futures and P/O securities.


NOTE I - FINANCIAL INSTRUMENTS (Continued)

    The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge.

-------------------------------------- -------------------- -------------------- ------------------ ---------------------
(Dollar amounts in millions)                 Balance,                              Dispositions/          Balance,
                                        February 28, 1999        Additions          Expirations         February 29,
                                                                                                            2000

-------------------------------------- -------------------- -------------------- ------------------ ---------------------

Interest Rate Floors                         $33,000               18,000                 (500)           $50,500
Long Call Options on
  Interest Rate Futures                      $32,000               18,750              (35,750)           $15,000
Long Put Options on
  Interest Rate Futures                      $54,600                5,250              (58,100)            $1,750
Short Call Options on
  Interest Rate Futures                      $22,000                2,000              (24,000)                 -
Short Put Options on
  Interest Rate Futures                         $720                    -                 (720)                 -
Long Call Options on MBS                      $4,561                4,000                    -             $8,561
Interest Rate Futures                        $22,500                    -              (22,500)                 -
Capped Swaps                                  $1,000                    -                    -             $1,000
Interest Rate Swaps                          $15,150                1,050              (14,700)            $1,500
Interest Rate Cap                             $4,500                    -               (2,000)            $2,500
Swaptions                                    $32,550               20,500              (16,800)           $36,250

-------------------------------------- -------------------- -------------------- ------------------ ---------------------

    The Servicing Hedge is intended to protect the value of the investment in MSRs from the effects of increased prepayment activity that generally results from declining interest rates. Should interest rates increase, the value of the MSRs generally will increase while the value of the Servicing Hedge will decline. With respect to the options on interest rate futures and MBS, Swaptions, floors, caps and P/O Securities included in the Servicing Hedge, the Company is not exposed to loss beyond its initial outlay to acquire the instruments plus any unrealized gains recognized to date. With respect to the Capped Swaps contracts entered into by the Company as of February 29, 2000, the Company estimates that its maximum exposure to loss over the contractual term is $4 million. With respect to the Swap contracts entered into by the Company as of February 29, 2000, the Company estimates that its maximum exposure to loss over the contractual term is $1 million.

Interest Rate Swaps

    As of February 29, 2000, CHL had interest rate swap contracts, in addition to those included in the Servicing Hedge, with certain financial institutions having notional principal amounts totaling $6.8 billion. The effect of these contracts is to enable CHL to convert its fixed-rate long term debt borrowings to LIBOR-based floating-rate cost borrowings (notional amount $5.6 billion), to convert its foreign currency denominated fixed rate medium-term notes to U.S. dollar LIBOR-based floating-rate cost borrowings (notional amount $1.1 billion) and to convert a portion of its medium-term note borrowings from one floating-rate index to another (notional amount $0.1 billion). Payments are due periodically through the termination date of each contract. The agreements expire between April 2000 and June 2027.

    The interest rate swap agreements related to debt had an average fixed rate (receive rate) of 6.23% and an average floating rate indexed to 3-month LIBOR (pay rate) of 6.30% on February 29, 2000.

Broker-Dealer Financial Instruments

    Countrywide Securities Corporation ("CSC") utilizes a variety of financial instruments for trading purposes and to manage interest-rate risk. These instruments include MBS mandatory forward sale and purchase commitments as well as short sales of cash market U.S. Treasury securities. At February 29, 2000, CSC had forward contracts to sell MBS that amounted to $3.1 billion and forward contracts to purchase MBS that amounted to $1.3 billion. During the year ended February 29, 2000, the average fair value of the forward contracts to sell MBS amounted to a loss on $4.3 million and the average fair value of forward contracts to purchase MBS amounted to a loss of $2.8 million.

Fair Value of Financial Instruments

    The following disclosure of the estimated fair value of financial instruments as of February 29(28), 2000 and 1999 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


NOTE I - FINANCIAL INSTRUMENTS  (Continued)

 ---- ------------------------------------------------ ---------------------------------- --- ----------------------------

                                                               February 29, 2000                   February 28, 1999

                                                          Carrying          Estimated        Carrying          Estimated

      (Dollar amounts in thousands)                       Amount           fair value        amount           fair value
      Assets:
          Mortgage loans and mortgage-backed securities
             held for sale                              $2,653,183         $2,653,183       $6,231,220        $6,231,220
            Trading securities                           1,984,031          1,984,031        1,460,446         1,460,446
          Items included in investments in other financial instruments:

               Principal only securities purchased         952,840            952,840           32,826            32,826
               Mortgage-backed securities retained in
                 securitizations                           775,867            775,867          500,631           500,631
               Insurance Company investment
                      portfolio                            520,490            520,490                -                 -
                   Securities  purchased  with  agreements 435,593            435,593           76,246            76,246
      resell

                Equity      Securities      -      restricte46,193             46,193           59,875            46,971
      and
                       unrestricted
          Items included in other assets:
               Rewarehoused FHA and VA loans               336,273            336,273          216,598           216,598
             Loans held for investment                     177,330            177,330          125,236           125,236
             Receivables related to broker-dealer activities22,612             22,612          401,232           401,232


      Liabilities:
          Notes payable                                  9,782,625          9,459,011        9,935,759         9,883,859
          Securities sold not yet purchased                181,903            181,903           84,775            84,775

      Derivatives:
          Interest rate floors                             411,278            180,360          426,838           402,061
          Forward contracts on MBS                         (11,080)           (13,511)          12,775           120,709
          Options on MBS                                    75,950             32,415           90,476            98,935
          Options on interest rate futures                   8,921              6,032           18,261            15,729
          Interest rate caps                                47,348             39,088           77,508            40,437
          Capped Swaps                                      (5,619)            (8,040)           8,470             3,092
          Swaptions                                        341,039             76,254          337,703           271,073
          Interest rate futures                                  -                  -           57,280            57,280
          Interest rate swaps                              (23,228)          (457,051)          43,570            93,205

      Short-term commitments to extend credit                    -             52,500                -            26,400
 ---- ------------------------------------------------ --------------- -- ------------- -- ------------- --- -------------


    The fair value estimates as of February 29(28), 2000 and 1999 are based on pertinent information that was available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

    The following describes the methods and assumptions used by the Company in estimating fair values.

Mortgage Loans and Mortgage-Backed Securities Held for Sale

    Fair value is estimated using the quoted market prices for securities backed by similar types of loans and dealer commitments to purchase loans on a servicing-retained basis.

Trading Securities

    Fair value is estimated using quoted market prices.

Principal Only Securities

    Fair value is estimated using quoted market prices and by discounting future cash flows using discount rates that approximate current market rates and market consensus prepayment rates.

Mortgage-backed securities retained in securitization

    Fair value is estimated by discounting future cash flows using discount rates that approximate current market rates, market consensus and internally developed prepayment rates.

Insurance Company investment portfolio

    Fair value is estimated using quoted market prices.

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


NOTE J - COMMITMENTS AND CONTINGENCIES (Continued)

Lease Commitments

    The Company leases office facilities under lease agreements extending through December 2011. Future minimum annual rental commitments under these non-cancelable operating leases with initial or remaining terms of one year or more are as follows.

                ----- ------------------------------------------ -----------------------------------
                              Year ending February 29(28),               (Dollar amounts in thousands)

                ----- ------------------------------- -------------------- -------------- ----------

                                       2001                                  $  38,355
                                       2002                                     33,336
                                       2003                                     27,747
                                       2004                                     19,033
                                       2005                                      9,347
                                    Thereafter                                  42,045
                                                                           --------------
                                                                              $169,863

                                                                           ==============

                ----- ------------------------------- -------------------- -------------- ----------

    Rent expense was $57.2 million, $44.7 million and $30.2 million for the years ended February 29(28), 2000, 1999 and 1998, respectively.

Restrictions on Transfers of Funds

    The Company and certain of its subsidiaries are subject to regulatory and/or credit agreement restrictions which limit their ability to transfer funds to the Company through intercompany loans, advances or dividends. Pursuant to the revolving credit facilities as of February 29, 2000, the Company is required to maintain $1.3 billion in consolidated net worth and CHL is required to maintain $1.2 billion of net worth, as defined in the credit agreement.

Loan Servicing

    As of February 29(28), 2000, 1999 and 1998, the Company serviced loans totaling approximately $250.2 billion, $215.5 billion and $182.9 billion, respectively. Included in the loans serviced as of February 29(28), 2000, 1999 and 1998 were loans being serviced under subservicing agreements with total principal balances of $2.9 billion, $2.2 billion and $6.7 billion, respectively. The loans are serviced under a variety of servicing contracts. In general, these contracts include guidelines and procedures for servicing the loans, remittance requirements and reporting requirements, among other provisions.

    Conforming conventional loans serviced by the Company (56% of the servicing portfolio as of February 29, 2000) are primarily included in either Fannie Mae MBS or Freddie Mac participation certificates ("PCs"). Such servicing is done on a non-recourse basis, whereby credit losses are generally borne by Fannie Mae or Freddie Mac and not the Company. The government loans serviced by the Company are included in either Ginnie Mae MBS, Fannie Mae MBS, or Freddie Mac PCs. The government loans are either insured against loss by the Federal Housing Administration (17% of the servicing portfolio as of February 29, 2000) or partially guaranteed against loss by the Department of Veterans Affairs (7% of the servicing portfolio as of February 29, 2000). In addition, non-conforming mortgage loans (20% of the servicing portfolio as of February 29, 2000) are primarily included in "private label" MBS and serviced on a non-recourse basis.

    Properties securing the mortgage loans in the Company's servicing portfolio are geographically dispersed throughout the United States. As of February 29, 2000, approximately 28% and 5% of the mortgage loans (measured by unpaid principal balance) in the Company's servicing portfolio are secured by properties located in California and Texas, respectively. No other state contains more than 5% of the properties securing mortgage loans.

    Generally, the Company is not exposed to credit risk. Because the Company services substantially all conventional loans on a non-recourse basis, credit losses are normally borne by the investor or insurer and not the Company. The Company retains primary credit risk on the home equity and sub-prime loans it securitizes through retention of a subordinated interest. As of February 29, 2000, the Company had investments in such subordinated interests that amounted to $570.4 million. While the Company generally does not retain credit risk with respect to the conventional prime credit quality first mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of the representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company. Similarly, government loans serviced by the Company (24% of the Company's servicing portfolio as of February 29, 2000) are insured by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Affairs. The Company is exposed to credit losses to the extent that the partial guarantee provided by the Department of Veterans Affairs is inadequate to cover the total credit losses incurred.

NOTE K - EMPLOYEE BENEFITS

Stock Option Plans

    The Company has stock option plans (the "Plans") that provide for the granting of both qualified and non-qualified options to employees and directors. Options are generally granted at the average market price of the Company's common stock on the date of grant and are exercisable beginning one year from the date of grant and expire up to ten years from the date of grant.

   Stock options transactions under the Plans were as follows.

----------------------------------------------------------------------------------------------------------------
                                                                   Year ended February 29(28),

                                                          ------------------------------------------------------
                                                                2000              1999              1998
----- ------------------------------------------------- -- -------------- -- -------------- -- -------------- --
      Number of Shares:
        Outstanding options at beginning of year             11,497,044        11,151,799        10,241,862
          Options granted                                     3,643,111         1,648,647         1,836,169
          Options exercised                                    (602,021)       (1,239,662)         (839,479)
          Options expired or cancelled                         (478,619)          (63,740)          (86,753)
                                                           --------------    --------------    --------------
        Outstanding options at end of year                   14,059,515        11,497,044         11,151,799
                                                           ==============    ==============    ==============

      Weighted Average Exercise Price:
        Outstanding options at beginning of year                 $24.81            $20.57             $19.03
          Options granted                                         35.27             46.71              27.09
          Options exercised                                       13.45             15.90              16.07
          Options expired or canceled                             37.64             25.11              21.17
                                                           --------------    --------------
                                                                                               --------------
        Outstanding options at end of year                       $27.44            $24.81             $20.57

      Options exercisable at end of year                      8,299,892         6,514,039          5,407,177

      Options available for future grant                      2,673,480         5,840,713          1,920,487

----- ------------------------------------------------- -- -------------- -- -------------- -- -------------- --


NOTE K - EMPLOYEE BENEFITS (Continued)

    Status of the outstanding stock options under the Plans as of February 29, 2000 was as follows:

----------------------------------------------------------------------------------------------------------------

                                              Outstanding Options                      Exercisable Options

                           ---------------------------------------------------   -------------------------------
                             Weighted

                               Average                          Weighted                          Weighted
                              Remaining                           Average                           Average
            Exercise         Contractual                         Exercise                          Exercise
         Price Range            Life            Number             Price         Number              Price
      -------------------   ---------------   --------------    -------------    -------------    -------------
        $2.80 - $15.90           2.8 years         878,123         $14.29            878,123         $14.29
       $15.91 - $21.20           4.2             2,172,720          17.51          2,172,720          17.51
       $21.21 - $26.50           5.7             5,889,217          23.43          4,056,366          22.94
       $26.51 - $31.80           7.1             1,513,094          27.07            751,018          27.06
       $31.81 - $42.40           4.5             2,126,681          40.98              8,751          39.46
       $42.41 - $53.00           8.1             1,479,680          46.73            432,914          46.73
      -------------------   ---------------   --------------    -------------    -------------    -------------
        $2.80 - $53.00           5.5 years      14,059,515         $27.44          8,299,892         $22.23
      ===================   ===============   ==============    =============    =============    =============

----- ------------------- - --------------- - -------------- -- ------------- -- ------------- -- -------------


    Had the estimated fair value of the options granted during the period been included in compensation expense, the Company's net earnings and earnings per share would have been as follows:

------------------------------------------- ----------------------------------------------------
(Dollar amounts in thousands,                           Year ended February 29(28),
                                            ----------------------------------------------------
 except  per share data)                          2000              1999             1998
------------------------------------------- ----------------- ---------------- -----------------
Net Earnings

     As reported                                $410,243          $385,401         $344,983
     Pro forma                                  $379,632          $366,118         $335,043

Basic Earnings Per Share

     As reported                                  $3.63            $3.46             $3.21
     Pro forma                                    $3.36            $3.29             $3.12

Diluted Earnings Per Share

     As reported                                  $3.52            $3.29             $3.09
     Pro forma                                    $3.25            $3.13             $3.00

------------------------------------------- ----------------- ---------------- -----------------

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that has been modified to consider cash dividends to be paid. The following weighted-average assumptions were used for grants in Fiscal 2000, 1999 and 1998, respectively: dividend yield of 1.29%, 0.72% and 1.18%; expected volatility of 34%, 40% and 28%; risk-free interest rates of 6.0%, 5.5% and 6.5% and expected lives of five years for options granted in all three years. The average fair value of options granted during Fiscal 2000, 1999 and 1998 was $13.66, $19.20 and $8.89, respectively.

Pension Plan

    The Company has a defined benefit pension plan (the "Plan") covering substantially all of its employees. The Company's policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA.


NOTE K - EMPLOYEE BENEFITS (Continued)

    The following table sets forth the Plan's funded status and amounts recognized in the Company's financial statements.

  ---- ----------------------------------------- ---- ------------------------------------------------------ ---
                                                                             Year ended February 29(28),

  ---- ----------------------------------------- ---- ------------------------------------------------------ ---
                                                                           -- ------------- --- ------------
       (Dollar amounts in thousands)                                              2000              1999
  ---- ------------------------------------------------------------------- -- ------------- --- ------------ ---
       Change in benefit obligation
           Benefit obligation at beginning of year                               $29,777            $23,933
           Service cost                                                            5,535              4,715
           Interest cost                                                           2,204              1,772
           Transfer of plan assets                                                  (453)                 -
           Actuarial loss (gain)                                                     (41)               549
           Benefits paid                                                            (401)              (364)
           Change in discount rate                                                (4,028)              (828)
                                                                              -------------     ------------
           Benefit obligation at end of year                                     $32,593            $29,777
                                                                              =============     ============

       Change in plan assets
           Fair value of plan assets at beginning of year                        $22,775            $18,152
           Actual return on plan assets                                            3,110              1,948
           Employer contribution                                                   5,846              3,039
           Transfer of plan assets                                                  (453)                 -
           Benefits paid                                                            (401)              (364)
                                                                              -------------     ------------
           Fair value of plan assets at end of year                              $30,877            $22,775
                                                                              =============     ============

       Funded status at end of year                                              ($1,716)          ($ 7,002)
       Unrecognized net actuarial (gain) loss                                     (4,977)               151
       Unrecognized prior service cost                                               924              1,024
       Unrecognized transaction asset                                               (142)              (212)
                                                                              -------------     ------------
       Net amount recognized                                                     ($5,911)          ($ 6,039)
                                                                              =============     ============

  ---- ------------------------------------------------------------------- -- ------------- --- ------------ ---

    The following table sets forth the components of net periodic benefit cost for 2000 and 1999.

  --------------------------------------------------------------------------------------------------------------
                                                                               Year ended February 29(28),

  --------------------------------------------------------------------------------------------------------------
      (Dollar amounts in thousands)                                               2000               1999
  --- ------------------------------------------------- -- -------------- -- --------------- -- ------------- --
      Service cost                                                               $5,535             $4,715
      Interest cost                                                               2,204              1,772
      Expected return on plan assets                                             (2,051)            (1,569)
      Amortization of prior service cost                                             99                 99
      Amortization of unrecognized transition asset                                 (70)               (70)
                                                                             ---------------    -------------
          Net periodic benefit cost                                              $5,717             $4,947
                                                                             ===============    =============

  --- ------------------------------------------------- -- -------------- -- --------------- -- ------------- --

    The weighted-average assumptions used in calculating the amounts above were:

  ---- ----------------------------------------- ---- ------------------------------------------------------ ---
                                                                             Year ended February 29(28),

  ---- ----------------------------------------- ---- ------------------------------------------------------ ---
                                                                           -- ------------- --- ------------
                                                                                  2000              1999
  ---- ------------------------------------------------------------------- -- ------------- --- ------------ ---
       Discount rate                                                              8.00%             7.40%
       Expected return on plan assets                                             8.00%             8.00%
       Rate of compensation increase                                              4.00%             4.00%

  ---- ------------------------------------------------------------------- -- ------------- --- ------------ ---


    Pension expense for the years ended February 29(28), 2000, 1999 and 1998 was $5.7 million, $4.9 million and $3.4 million, respectively. The Company makes contributions to the Plan in amounts that are deductible in accordance with federal income tax regulations.

Defined Contribution Plan

    The Company has a defined contribution plan covering all full-time employees of the Company who have at least one year of service and are age 21 or older. Participants may contribute up to 16 percent of pretax annual compensation, as defined in the plan agreement. Participants may also contribute, at the discretion of the plan administrator, amounts representing distributions from other qualified defined benefit or contribution plans. The Company makes a discretionary  matching  contribution  equal to 50  percent  of the  participant contributions up to a maximum of 6 percent of the participants' base compensation, as defined in the plan agreement. The defined contribution plan is subject to the provisions of ERISA.

NOTE L - SHAREHOLDERS' EQUITY

    In January, 2000, the Company entered into a three year equity put option agreement with National Indemnity Company ("National Indemnity"), a property casualty insurance company which is a subsidiary of Berkshire Hathaway, Inc. The purpose of the agreement is to provide up to $100 million of additional capital and surplus in the event that property and casualty insurance companies of Balboa Life and Casualty ("Balboa") incur a certain level of catastrophic property and casualty losses.

    Upon the occurrence of one or more catastrophic events and two trigger events, the Company will have the option to require National Indemnity to purchase up to one million shares of non voting Series B Cumulative Preferred Stock, par value $0.05 per share, of the Company (the "Series B Preferred Stock"), at a price of $100 per share, with a dividend rate to be determined in accordance with the agreement, resetting annually. The Series B Preferred Stock is convertible into shares of common stock of the Company at a price which is 20% above the average price of the common stock in the 30 day period prior to the issuance of the Series B Preferred Stock. Upon issuance of the Series B Preferred Stock and for so long as National Indemnity owns at least 50% of the outstanding Series B Preferred Stock, the Company will not be able to increase quarterly dividends on its common stock. If issued, the Series B Preferred Stock will pay an annual dividend rate determined at the time of issuance, and such rate would increase by 50 basis points each year if the Series B Preferred Stock remained outstanding for more than three years. The Series B Preferred Stock is redeemable by the Company at the purchase price plus any then unpaid dividend yield.

    A catastrophic event that would trigger the option is one which results in Balboa sustaining losses in excess of $97 million, net of reinsurance recoverable, or the occurrence in any calendar year of multiple catastrophic events which results Balboa sustaining losses in excess of $194 million, net of reinsurance recoverable. In addition, for the option to be triggered the consolidated net loss ratio of the Balboa property and casualty operations must exceed 60% for the applicable calendar year and Balboa property and casualty operations must have a net loss for such year.

    In the event of a default in the payment of dividends on Series B Preferred Stock, National Indemnity has the right to purchase shares of the Company's common stock having a market value of $1 million at a price per share of 10% below the closing price of the Company's common stock on the business day prior to such purchase. This purchase option may be exercised quarterly until all unpaid dividends and interest are paid.

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

NOTE L - SHAREHOLDERS' EQUITY (Continued)

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

NOTE M - RELATED PARTY TRANSACTIONS

    In July 1997, the Company sold the assets, operations and employees of Countrywide Asset Management Corporation ("CAMC"), a then wholly-owned subsidiary of the Company, to IndyMac Mortgage Holdings, Inc. (formerly INMC Mortgage Holdings, Inc.) ("INMC"). CAMC was formerly the manager of INMC. As consideration, the Company received 3,440,800 newly issued common shares of INMC. These shares are subject to resale restrictions which apply to the shares from the date of issuance through July 2000.

    Prior to the sale, CAMC received certain management fees and incentive compensation. During the year ended February 28, 1998, CAMC earned $0.6 million in base management fees from INMC and its subsidiaries. In addition, during the year ended February 28, 1998, CAMC received $3.1 million in incentive compensation. In addition, CAMC incurred many of the expenses related to the operations of INMC and its subsidiaries, including personnel and related expenses, subject to reimbursement by INMC. During the year ended February 28, 1998, the amount of expenses incurred by CHL which were allocated to CAMC and reimbursed by INMC totaled $16.0 million.

    Subsequent to the sale, the Company entered into an agreement with INMC whereby the Company and certain affiliates agreed to provide certain services to INMC during a transition period. During the years ended February 29(28), 2000 and 1999, CHL received $3.9 million and $2.6 million, respectively, from INMC related to services provided in accordance with the agreement. Additionally, during the years ended February 29(28), 2000 and 1999 the Company received $4.1 million and $3.0 million, respectively, of net sublease income from INMC.

    INMC held an option to purchase conventional loans from CHL at the prevailing market price. This option was not utilized in the year ended February 29, 2000. During the years ended February 28, 1999 and 1998, INMC purchased $460.2 million and $2.9 million, respectively, of conventional non-conforming mortgage loans from CHL pursuant to this option.

    During the year ended February 28, 1999, CHL entered into an agreement pursuant to which CHL assumed certain INMC recourse obligations with respect to certain mortgage loans that INMC had previously sold to Freddie Mac. In consideration of CHL's assumption of these recourse obligations, CHL received $6.0 million, which Management believes will exceed the actual loss experience. A portion of the $6.0 million is subject to reimbursement to INMC based upon actual loss experience on the loans.

NOTE M - RELATED PARTY TRANSACTIONS (Continued)

    During the year ended February 28, 1999, CHL purchased servicing rights from INMC for $35.5 million, related to a $2.7 billion portfolio of loans.

    During the year ended February 29, 2000, the Company sold 780,000 shares of INMC common stock, which resulted in a pre-tax gain of $0.4 million.

    Prior to August 1998, CHL sub-serviced mortgage loans issued by subsidiaries of INMC, for which CHL received $1.7 million and $1.9 million in subservicing fees for the years ended February 28, 1999 and 1998, respectively.

    During the year ended February 29, 2000, the Company's broker-dealer subsidiary purchased $872.6 million of MBS from INMC and sold $100.0 million MBS to INMC.

    In January 2000, CHL sold their entire investment in IndyMac, Inc., which consisted of all of the outstanding common stock and 1% of the economic interest in IndyMac, Inc., to INMC for $1.8 million.

NOTE N - SEGMENTS AND RELATED INFORMATION

    The  Company  has four major  segments:  Loan  Production,  Loan  Servicing,
Capital Markets and Insurance. The Production segment is comprised of the Consumer Markets, Wholesale and Correspondent Divisions and Full Spectrum
Lending, Inc. ("the Divisions"). The Loan Production segment originates and purchases conventional mortgage loans, mortgage loans insured by the FHA and VA, home equity and sub-prime loans and sells those loans to permanent investors. The Loan Servicing segment services on a primarily non-recourse basis substantially all of the mortgage loans originated and purchased by the Loan Production segment. In addition, the Loan Servicing segment purchases bulk servicing contracts, also on a non-recourse basis, to service single-family residential mortgage loans originated by other lenders. The Capital Markets segment trades securities, primarily mortgage-related securities, with broker-dealers and institutional investors and, as an agent, facilitates the purchase and sale of bulk servicing contracts. The Insurance segment is an agent and carrier that provides homeowners insurance, life insurance, disability insurance, automobile insurance, credit-related insurance and various other coverages. Included in the tables below labeled "Other" are the operating segments that provide other complimentary services and certain reclassifications to conform management reporting to the consolidated financial statements. In addition, for Fiscal Year 1998, "Other" includes a $57.4 million pre-tax gain on the sale of a CAMC.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note A).

----------------------------------------------------------------------------------------------------------------------------
                   For the fiscal year ended February 29, 2000

------------------------------- ------------ -- ----------- -- ----------- -- ----------- -- ------------ -- ------------ --
(Dollars in thousands)              Loan           Loan        Capital                                       Consolidated
                                 Production      Servicing      Markets        Insurance        Other            Total

------------------------------- ------------ -- ----------- -- ----------- -- ----------- -- ------------ -- ------------ --
Non-interest revenues             $904,634        $847,934       $64,090        $45,249        $88,416        $1,950,323

Interest earned                    667,933         234,482       106,898         10,800        (21,467)          998,646
Interest charges                  (518,458)       (342,250)      (84,021)        (4,988)        19,423          (930,294)
                                ------------    -----------    -----------    -----------    ------------    ------------
      Net interest income (expense)149,475        (107,768)       22,877          5,812         (2,044)           68,352
                                ------------    -----------    -----------    -----------    ------------    ------------

    Total revenue               $1,054,109        $740,166       $86,967        $51,061        $86,372        $2,018,675
                                ============    ===========    ===========    ===========    ============    ============

Segment earnings (pre-tax)        $259,869        $312,182       $32,124        $13,485        $13,538          $631,198
Segment assets                  $3,795,339      $8,963,785     $2,409,714      $568,314        $85,176       $15,822,328

------------------------------- ------------ -- ----------- -- ----------- -- ----------- -- ------------ -- ------------ --



NOTE N - SEGMENT AND RELATED INFORMATION (Continued)

----------------------------------------------------------------------------------------------------------------------------
                   For the fiscal year ended February 28, 1999

------------------------------ ------------ -- ----------- -- ------------ - ------------ -- ------------ -- ------------- -
    (Dollars in thousands)         Loan           Loan          Capital                                      Consolidated
                                Production      Servicing       Markets       Insurance         Other           Total

------------------------------ ------------ -- ----------- -- ------------ - ------------ -- ------------ -- ------------- -
Non-interest revenues          $1,271,934        $483,933       $54,594        $22,711        $100,593       $1,933,765

Interest earned                   721,289         270,355        40,051            492          (3,121)       1,029,066
Interest charges                 (603,093)       (351,199)      (30,689)          (419)          1,571         (983,829)
                               ------------    -----------    ------------                   ------------    -------------
                               ------------    -----------    ------------   ------------    ------------    -------------
      Net interest income (expense118,196         (80,844)        9,362             73          (1,550)          45,237
                               ------------    -----------    ------------   ------------    ------------    -------------
                               ------------    -----------    ------------                   ------------    -------------

    Total revenue              $1,390,130        $403,089       $63,956        $22,784         $99,043       $1,979,002
                               ============    ===========    ============   ============    ============    =============
                               ============    ===========    ============                   ============    =============

Segment earnings (pre-tax)       $556,213         $20,130       $26,529         $3,325         $25,608         $631,805
Segment assets                 $7,093,817      $6,626,097     $1,858,357        $6,503         $63,482       $15,648,256

------------------------------ ------------ -- ----------- -- ------------ - ------------ -- ------------ -- ------------- -


----------------------------------------------------------------------------------------------------------------------------
                   For the fiscal year ended February 28, 1998

------------------------------ ------------ -- ----------- -- ------------ - ------------ -- ------------ -- ------------- -
    (Dollars in thousands)         Loan           Loan          Capital                                      Consolidated
                                Production      Servicing       Markets       Insurance         Other           Total

------------------------------ ------------ -- ----------- -- ------------ - ------------ -- ------------ -- ------------- -
Non-interest revenues            $685,160        $620,964       $39,581        $20,752        $126,786       $1,493,243

Interest earned                   421,714         150,997         3,909            344           7,112          584,076
Interest charges                 (347,240)       (219,359)         (608)           (99)         (1,053)        (568,359)
                               ------------    -----------    ------------                   ------------    -------------
                               ------------    -----------    ------------   ------------    ------------    -------------
      Net interest income (expense)74,474         (68,362)        3,301            245           6,059           15,717
                               ------------    -----------    ------------   ------------    ------------    -------------
                               ------------    -----------    ------------                   ------------    -------------

    Total revenue                $759,634        $552,602       $42,882        $20,997        $132,845       $1,508,960
                               ============    ===========    ============   ============    ============    =============
                               ============    ===========    ============                   ============    =============

Segment earnings (pre-tax)       $245,121        $207,487       $19,287         $7,522         $86,129         $565,546
Segment assets                 $5,969,661      $5,588,454      $532,927         $5,718         $86,451       $12,183,211

------------------------------ ------------ -- ----------- -- ------------ - ------------ -- ------------ -- ------------- -

NOTE O - SUBSEQUENT EVENTS

    On March 23, 2000, the Company declared a cash dividend of $.10 per common share payable April 28, 2000 to shareholders of record on April 11, 2000.

    On April 12, 2000, CHL renewed its one-year revolving credit facility with a revised limit of $1.0 billion. The new facility expires on April 13, 2001.


NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly data was as follows.

  ---- ----------------------------------------- ---- ------------------------------------------------- --------
                                                                         Three months ended

   (Dollar amounts in thousands, except per share dataMay 31         August 31     November 30   February 29(28)
                                                  -------------- --------------- -------------- ----------------
  ----------------------------------------------- -------------- --------------- -------------- ----------------
  Year ended February 29, 2000
     Revenue                                         $537,003        $537,015       $491,779         $452,878
     Expenses                                         367,529         362,420        327,039          330,489
     Provision for income taxes                        66,095          68,092         64,176           22,592
     Net earnings                                     103,379         106,503        100,564           99,797
     Earnings per share(1)
        Basic                                           $0.92           $0.94          $0.89            $0.88
      Diluted                                           $0.88           $0.91          $0.87            $0.87

  Year ended February 28, 1999
     Revenue                                         $450,265        $482,157       $514,197         $532,383
     Expenses                                         301,488         326,293        353,589          365,827
     Provision for income taxes                        58,023          60,787         62,637           64,957
     Net earnings                                      90,754          95,077         97,971          101,599
     Earnings per share(1)
        Basic                                           $0.82           $0.86          $0.88            $0.90
        Diluted                                         $0.78           $0.81          $0.84            $0.86

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

 ---- ----------------------------------------- ---- ------------------------------------------------- ---------
                                                                           February 29(28),

                                                             -------------- ----------- -------------- ---------
      (Dollar amounts in thousands)                               2000                       1999
 ---- ---------------------------------------------- ------- -------------- ----------- -------------- ---------
      Balance Sheets:

       Mortgage loans and mortgage-backed
           securities held for sale                           $  2,653,183               $  6,231,220
       Mortgage servicing rights, net                            5,396,477                  4,496,439
        Other assets                                             5,240,247                  3,149,382
                                                             --------------             --------------
           Total assets                                        $13,289,907                $13,877,041
                                                             ==============             ==============

        Short- and long-term debt                             $  9,224,956               $  9,910,966
        Other liabilities                                        1,632,106                  1,434,727
        Equity                                                   2,432,845                  2,531,348
                                                             --------------             --------------
          Total liabilities and equity                         $13,289,907                $13,877,041
                                                             ==============             ==============


 ---- ---------------------------------------------- ------- -------------- ----------- -------------- ---------

 ----- ----------------------------------------- --- --------------------------------------------------- --------
                                                                     Year ended February 29(28),

                                                             --------------- ---------- --------------- ---------
       (Dollar amounts in thousands)                                2000                      1999
 ----- --------------------------------------------- ------- --------------- ---------- --------------- ---------
       Statements of Earnings:

         Revenues                                              $1,597,691                 $1,668,627
         Expenses                                               1,111,278                  1,149,886
         Provision for income taxes                               168,729                    202,308
                                                             ---------------            ---------------
           Net earnings                                        $  317,684                 $  316,433
                                                             ===============            ===============

 ----- --------------------------------------------- ------- --------------- ---------- --------------- ---------

NOTE R - Business Acquisitions

    On November 30, 1999, the Company acquired all of the outstanding common stock of Balboa Life & Casualty, Inc. ("Balboa") for a cash price of $435 million. The purchase price is subject to adjustment based upon completion of a post-closing audit.

     Balboa is a leading writer of credit-related insurance, specializing in creditor-placed auto and homeowner insurance. Balboa is licensed to underwrite in all 50 states.

     The acquisition of Balboa was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. The fair value of identifiable assets acquired and liabilities assumed was $898 million and $473 million, respectively. Goodwill of $10 million will be amortized over a period of 25 years.

    The unaudited results of operations for Balboa are included in the Company's consolidated results of operations from December 1, 1999. The following table sets forth certain consolidated earnings data for the years ended February 29, 2000, and February 28, 1999, as if the acquisition of Balboa had been consummated March 1, 1998.

 ----- ----------------------------------------- --- --------------------------------------------------- --------
                                                                     Year ended February 29(28),

                                                             --------------- ---------- --------------- ---------
       (Dollar amounts in millions)                                 2000                      1999
 ----- --------------------------------------------- ------- --------------- ---------- --------------- ---------
       Statements of Earnings:                                               (Unaudited)

         Revenues                                              $2,193,550                 $2,245,253
         Net Earnings                                           $ 422,309                  $ 404,717
         Per Share
           Basic                                                    $3.73                      $3.63
           Diluted                                                  $3.62                      $3.46

 ----- --------------------------------------------- ------- --------------- ---------- --------------- ---------

    In  management's  opinion,   these  unaudited  pro  forma  amounts  are  not
necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at March 1, 1998.

NOTE S - IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement will be effective for the Company in fiscal year ending February 28, 2002. The Company has not yet determined the impact upon adoption of this standard on the Consolidated Financial Statements.

    In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise ("SFAS No. 134"). SFAS No. 134 is an amendment of SFAS No. 65, Accounting for Certain Mortgage Banking Activities. It requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities and other retained interests based on its ability and intent to sell or hold those instruments. The Company adopted this statement in October 1998, accordingly, and reclassified mortgage-backed securities retained in securitization as available for sale securities.

                                                                 -
              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                 BALANCE SHEETS

                          (Dollar amounts in thousands)

                                                                                           February 29(28),

                                                                                       -------------- -- --------------
                                                                                           2000              1999
                                                                                       --------------    --------------
Assets

   Cash                                                                                $          0      $
                                                                                                                 852

   Intercompany receivable                                                                 428,298           225,333
   Investment in subsidiaries at equity in net assets                                    3,120,766         2,504,443
   Equipment and leasehold improvements                                                         55                79
   Other assets                                                                            168,651           190,178
                                                                                       --------------    --------------

              Total assets                                                              $3,717,770        $2,920,885
                                                                                       ==============    ==============

Liabilities and Shareholders' Equity

   Intercompany payable                                                                $   766,697       $   347,416
   Accounts payable and accrued liabilities                                                 39,513            30,903
   Deferred income taxes                                                                    23,681            23,681
                                                                                                         --------------
                                                                                       --------------
              Total liabilities                                                            829,891           402,000

   Common shareholders' equity

     Common stock                                                                            5,673             5,631
     Additional paid-in capital                                                          1,171,238         1,153,673
     Accumulated other comprehensive loss                                                  (33,234)          (19,593)
     Retained earnings                                                                   1,744,202         1,379,174
                                                                                       --------------    --------------
              Total shareholders' equity                                                 2,887,879         2,518,885
                                                                                       --------------    --------------

              Total liabilities and shareholders' equity                                $3,717,770        $2,920,885
                                                                                       ==============    ==============




              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                       COUNTRYWIDE CREDIT INDUSTRIES, INC.

                             STATEMENTS OF EARNINGS

                          (Dollar amounts in thousands)

                                                                           Year ended February 29(28),

                                                                   -------------- -- -------------- -- --------------
                                                                       2000              1999              1998
                                                                   --------------    --------------    --------------

Revenue

   Interest earned                                                   $    1,281        $    1,261          $  6,421
   Interest charges                                                      (8,680)           (4,151)                -
                                                                   --------------    --------------    --------------
     Net interest income                                                 (7,399)           (2,890)            6,421

   Gain on sale of subsidiary                                             4,424                 -            57,381
   Dividend and other income                                              4,420             8,287            10,350
                                                                   --------------    --------------    --------------
                                                                          1,445             5,397            74,152

Expenses                                                                 (3,614)           (3,772)           (3,414)
                                                                   --------------    --------------    --------------
   Earnings (loss) before income tax (provision) benefit and
equity in net earnings of subsidiaries                                   (2,169)            1,625            70,738

   Income tax (provision) benefit                                           127              (634)          (27,588)
                                                                   --------------    --------------    --------------

   Earnings (loss) before equity in net earnings of subsidiaries         (2,042)              991            43,150
Equity in net earnings of subsidiaries                                  412,285           384,410           301,833
                                                                   --------------    --------------    --------------

     NET EARNINGS                                                      $410,243          $385,401          $344,983
                                                                   ==============    ==============    ==============






              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                       COUNTRYWIDE CREDIT INDUSTRIES, INC.

                            STATEMENTS OF CASH FLOWS

                           Increase (Decrease) in Cash

                          (Dollar amounts in thousands)

                                                                                    Year ended February 29(28),

                                                                            -------------- -- -------------- -- --------------
                                                                                2000              1999              1998
                                                                            --------------    --------------    --------------

Cash flows from operating activities:

   Net earnings                                                                $410,243          $385,401          $344,983
   Adjustments to reconcile net earnings to net cash
     provided (used) by operating activities:
       Earnings of subsidiaries                                                (412,285)         (384,410)         (301,833)
       Depreciation and amortization                                                  5                28                26
       Decrease (increase) in other receivables and other assets                (18,110)           (1,801)          (93,217)
       (Decrease) increase in accounts payable and accrued liabilities            8,610           (50,154)           44,039
       Gain on sale of subsidiary                                                                    -              (57,381)
                                                                            (4,424)

       Gain on sale of available-for-sale securities                               (433)             -               (2,593)
                                                                            --------------    --------------    --------------
         Net cash provided (used) by operating activities                       (16,394)          (50,936)          (65,976)
                                                                            --------------    --------------    --------------

Cash flows from investing activities:

   Net change in intercompany receivables and payables                          216,316           267,809           (53,066)
   Investment in subsidiaries                                                  (204,038)         (273,735)           23,446
    Proceeds from sales of subsidiary                                            21,053              -                 -
   Proceeds from available-for-sale securities                                   10,977              -                3,678
                                                                            --------------    --------------    --------------
         Net cash (used) provided by investing activities                        44,308            (5,926)          (25,942)
                                                                            --------------    --------------    --------------

Cash flows from financing activities:

   Issuance of common stock                                                      16,449            93,362           126,309
   Cash dividends paid                                                          (45,215)          (35,648)          (34,391)
                                                                            --------------    --------------    --------------
         Net cash provided (used) by financing activities                       (28,766)           57,714            91,918
                                                                            --------------    --------------    --------------

              Net change in cash                                                   (852)              852              -
Cash at beginning of year                                                             852            -                 -
                                                                            --------------    --------------    --------------

Cash at end of year                                                           $    -             $    852         $    -
                                                                            ==============    ==============    ==============

Supplemental cash flow information:

   Cash used to pay interest                                                $       5,015      $       97                 -
    Unrealized gain (loss) on available-for-sale securities,
        net of tax                                                            $  (13,641)       $  (23,290)       $   34,242






              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                       COUNTRYWIDE CREDIT INDUSTRIES, INC.

                       STATEMENTS OF COMPREHENSIVE INCOME

                           Year Ended February 29(28),

                          (Dollar amounts in thousands)

                                                                   2000               1999              1998
                                                              ---------------  -----------------   ---------------

NET EARNINGS                                                      $410,243         $385,401            $344,983

Other comprehensive income, net of tax:
    Unrealized gains (losses) on available for sale
securities:
       Unrealized holding gains (losses) arising
       during the period, before tax                                (9,356)           18,556             72,883
     Income tax benefit (expense)                                    3,331            (7,237)           (28,424)
                                                              ---------------  -----------------   ---------------
     Unrealized holding gains (losses) arising
       during the period, net of tax                                (6,025)           11,319             44,459
       Less: reclassification adjustment for gains
included                                    in net earnings,       (12,332)          (56,801)           (16,749)
before tax
     Income tax expense                                              4,716            22,192              6,532
                                                              ---------------  -----------------   ---------------
     Reclassification adjustment for gains included
       in net earnings, net of tax                                  (7,616)          (34,609)           (10,217)
                                                              ---------------  -----------------   ---------------
Other comprehensive (loss) income                                  (13,641)          (23,290)            34,242
                                                              ---------------  -----------------   ---------------
COMPREHENSIVE INCOME                                              $396,602          $362,111           $379,225
                                                              ===============  =================   ===============






















              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       Three years ended February 29(28),

                          (Dollar amounts in thousands)

             Column A                  Column B                  Column C                  Column D          Column E
-----------------------------------  --------------  ---------------------------------  -----------------  --------------
                                    Additions

                                                     ---------------------------------
                                      Balance at       Charged to         Charged                             Balance
                                       beginning       costs and         to other                             at end
                                       of period        expenses       accounts (2)      Deductions (1)      of period
-----------------------------------  --------------  ---------------  ----------------  ------------------  -------------
Year ended February 29, 2000
   Allowance for losses                  $49,366        $17,143             $  -             $18,137            $48,372
Year ended February 28, 1999
   Allowance for losses                  $41,094        $30,556           $2,997             $25,281            $49,366
Year ended February 28, 1998
   Allowance for losses                 $24,749         $31,456           $6,711             $21,822            $41,094

-----------------------------------
(1) Actual losses charged against reserve, net of recoveries and reclassification.
(2) Primarily represents loss indemnification proceeds received.










Exhibit List

       Exhibit

         No.                                            Description
      ----------    ------------------------------------------------------------

          3.3.3 Amendment to Bylaws of Countrywide Credit Industries, Inc. dated March 24, 2000.

      + 10.2.2       Part-Time   Employment   Agreement   between  named
                     executive officer and the Company dated as of February 28, 2000.

      + 10.2.3 Letter Agreement between David S. Loeb and the Company dated February 28, 2000.

      + 10.3.3 Third Restated Employment Agreement by and between the Company and Angelo R.Mozilo in effect as of March 1, 2000.

         10.8.7 Credit Agreement as of the 12th day of April, 2000, by and among CHL, Royal Bank of Canada, ABN AMRO Bank, N.V., Credit Lyonnais New York Branch, Commerzbank AG, New York Branch, and the Lenders Party thereto.

          11.1      Statement Regarding Computation of Earnings Per Share.

          12.1      Computation of the Ratio of Earnings to Fixed Charges.

          21        List of subsidiaries

          23        Consent of Grant Thornton LLP.

          27 Financial Data Schedules (included only with the electronic filing with the SEC).

+Constitutes a management contract or compensatory plan or arrangement.