Form 10-Q
period 2000-05-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 2000-07-17
CIK 25191

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                           Washington, DC 20549


                                                FORM 10-Q

                                                (Mark One)

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000

                                                    OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________ to  _________________
Commission File Number:         1-8422
                                ------



                                 COUNTRYWIDE CREDIT INDUSTRIES, INC.

               ----------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

                   DELAWARE                                     13-2641992

--------------------------------------------------------- --------------
        (State or other jurisdiction of                          (IRS Employer
        incorporation or organization)                      Identification No.)

4500 Park Granada, Calabasas, California                      91302
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip
                                                                      Code)

                                           (818) 225-3000

               ------------------------------------------------------------
                      (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes         X      No
                                                       --------       --------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Class                        Outstanding at July 13, 2000
                   -----                   ---------------------------
        Common Stock $.05 par value                        114,178,909








                                                      PART I
                                               FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                      COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                    (UNAUDITED)

                      (Dollar amounts in thousands, except per share data)
                         A S S E T S

                                                                              May 31,             February 29,
                                                                               2000                   2000
                                                                        -------------------    -------------------

Cash                                                                           $236,833         $       59,890
Mortgage loans and mortgage-backed securities held for sale                   2,517,167              2,653,183
Trading securities, at market value                                           2,144,249              1,984,031
Mortgage servicing rights, net                                                5,602,884              5,396,477
Investments in other financial instruments                                    5,152,439              3,562,458
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                    408,661                410,899
Other assets                                                                  2,377,857              1,755,390
                                                                        -------------------    -------------------
       Total assets                                                         $18,440,090            $15,822,328
                                                                        ===================    ===================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                                $3,825,752             $2,852,738
                                                                        ===================    ===================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                               $12,118,028            $ 9,782,625
Drafts payable issued in connection with mortgage loan closings                 464,655                382,108
Accounts payable, accrued liabilities and other                               1,121,247                997,405
Deferred income taxes                                                         1,295,002              1,272,311
                                                                        -------------------    -------------------
       Total liabilities                                                     14,998,932             12,434,449

Commitments and contingencies

                                                                                       -                      -

Company-obligated mandatorily redeemable capital trust pass- through securities of subsidiary trusts holding solely Company

   guaranteed related subordinated debt                                         500,000                 500,000

Shareholders' equity

Preferred stock - authorized, 2,500,000 shares of $0.05 par value;
   issued and outstanding, none
                                                                                       -                      -
Common stock -  authorized,  240,000,000  shares of $0.05 par value;  issued and outstanding, 114,146,330 shares at

   May 31,2000 and 113,463,424 February 29, 2000                                  5,707                  5,673
Additional paid-in capital                                                    1,187,304              1,171,238
Accumulated other comprehensive loss                                            (68,368)               (33,234)
Retained earnings                                                             1,816,515              1,744,202
                                                                        -------------------    -------------------
       Total shareholders' equity                                             2,941,158              2,887,879
                                                                        -------------------    -------------------
       Total liabilities and shareholders' equity                           $18,440,090            $15,822,328
                                                                        ===================    ===================

Borrower and investor custodial accounts                                     $3,825,752             $2,852,738
                                                                        ===================    ===================

                         The  accompanying  notes are an integral  part of these
statements.


                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF EARNINGS

                                                    (UNAUDITED)

                                (Dollar amounts in thousands, except per share data)


                                                                                Three Months
                                                                                Ended May 31,

                                                                              2000             1999
                                                                         --------------    --------------
Revenues

   Loan origination fees                                                   $  84,294          $146,701
   Gain on sale of loans, net of commitment fees                             133,154           170,012
                                                                         --------------    --------------
     Loan production revenue                                                 217,448           316,713

   Interest earned                                                           258,594           275,562
   Interest charges                                                         (261,474)         (246,034)
                                                                         --------------    --------------
     Net interest income                                                      (2,880)           29,528

   Loan servicing revenue                                                    325,869           272,997
   Amortization & impairment/recovery of  mortgage
     servicing rights, net of service hedge                                 (118,159)         (146,845)
                                                                         --------------    --------------
     Net loan administration revenue                                         207,710           126,152

   Net premiums earned                                                        62,005             5,691
   Commissions, fees and other revenues                                       43,949            60,626
                                                                         --------------    --------------
         Total revenues                                                      528,232           538,710

Expenses

   Salaries and related expenses                                             171,531           185,426
   Occupancy and other office expenses                                        66,518            72,208
   Guarantee fees                                                             53,666            45,843
   Marketing expenses                                                         19,759            19,523
   Insurance net losses                                                       25,638                 -
   Other operating expenses                                                   60,195            46,236
                                                                                           --------------
                                                                         --------------
         Total expenses                                                      397,307           369,236
                                                                         --------------    --------------

Earnings before income taxes                                                 130,925           169,474
   Provision for income taxes                                                 47,466            66,095
                                                                         --------------    --------------

NET EARNINGS                                                               $  83,459          $103,379
                                                                         ==============    ==============

Earnings per share

   Basic                                                                       $0.73             $0.92
   Diluted                                                                     $0.72             $0.88











                         The  accompanying  notes are an integral  part of these
statements.



                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (UNAUDITED)

                                           (Dollar amounts in thousands)
                                                                                                 Three Months
                                                                                                 Ended May 31,

                                                                                              2000                  1999
                                                                                         ----------------     -----------------
Cash flows from operating activities:

   Net earnings

      Adjustments to reconcile net earnings to net cash                                        $83,459             $103,379
       provided (used) by operating activities:
      Gain on sale of available-for-sale securities                                                 -               (11,194)
     Amortization and impairment/recovery of mortgage
servicing rights                                                                               104,895              (24,491)
     Depreciation and other amortization                                                       20,049                15,752
     Deferred income taxes                                                                     47,466                66,130

     Origination and purchase of loans held for sale                                      (14,546,038)          (23,193,000)
     Principal repayments and sale of loans                                                14,682,054            22,711,136
                                                                                         ----------------     -----------------
          Decrease (increase) in mortgage loans and mortgage-
               Backed securities held for sale                                                136,016              (481,864)

     Increase in other financial instruments                                               (1,667,765)            (289,922)
     Increase in trading securities                                                          (160,218)            (556,952)
     (Increase) decrease in other assets                                                     (633,624)               21,235
     Increase in accounts payable and accrued liabilities                                     123,842               157,417
                                                                                         ----------------     -----------------
       Net cash provided (used) by operating activities                                    (1,945,880)           (1,000,510)
                                                                                         ----------------     -----------------
Cash flows from investing activities:

   Additions to mortgage servicing rights, net                                               (311,302)             (432,368)
   Purchase of property, equipment and leasehold
     improvements, net                                                                        (11,713)              (27,043)
   Proceeds from sale of available-for-sale securities                                          2,070                49,360
   Proceeds from sale of securitized service fees                                              22,338                     -
                                                                                         ----------------     -----------------
     Net cash used by investing activities                                                   (298,607)             (410,051)
                                                                                         ----------------     -----------------
Cash flows from financing activities:

   Net increase in warehouse debt and other short-term borrowings                           1,593,214               745,601
   Issuance of long-term debt                                                                 934,736               717,000
   Repayment of long-term debt                                                               (110,000)              (75,315)
   Issuance of common stock                                                                    14,626                 8,632
   Cash dividends paid                                                                        (11,146)              (11,268)
                                                                                         ----------------     -----------------
       Net cash provided by financing activities                                            2,421,430             1,384,650
                                                                                         ----------------     -----------------
Net decrease in cash                                                                          176,943               (25,911)
Cash at beginning of period                                                                    59,890                58,748
                                                                                         ----------------     -----------------
Cash at end of period                                                                         $236,833              $32,837
                                                                                         ================     =================
Supplemental cash flow information:

   Cash used to pay interest                                                                $  269,494           $  246,724
   Cash used to pay income taxes                                                         $                    $             7
                                                                                                 5,262

Noncash investing activities:
   Unrealized gain (loss) on available-for-sale securities,
     net of tax                                                                          $     (35,134)        $      3,178






                         The  accompanying  notes are an integral  part of these
statements.

                               COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    (UNAUDITED)

                                           (Dollar amounts in thousands)




                                                                                Three Months
                                                                                Ended May 31,

                                                                             2000               1999
                                                                        ---------------   ---------------

NET EARNINGS                                                                 $83,459         $103,379

Other comprehensive income, net of tax:
    Unrealized gains (losses) on available for sale
securities:
       Unrealized holding gains (losses) arising
       during the period, before tax                                                           16,403
                                                                            (54,891)

     Income tax benefit (expense)                                             19,799           (6,397)
                                                                        ---------------   ---------------
       Unrealized holding (losses) gains arising
           during the period, net of tax                                     (35,092)          10,006
       Less: reclassification adjustment for gains
(losses) included in net earnings, before tax                                    (66)          11,194
     Income tax benefit (expense)                                                 24           (4,366)
                                                                        ---------------   ---------------
       Reclassification adjustment for (losses)
gains                 included in net earnings, net                              (42)           6,828
of tax

                                                                        ---------------   ---------------
Other comprehensive (loss) income                                            (35,134)           3,178
                                                                        ----------------  ---------------
COMPREHENSIVE INCOME                                                          $48,325        $106,557
                                                                        ================  ===============

























                  The   accompanying   notes  are  an  integral  part  of  these
statements.

                       COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    (UNAUDITED)

Page 24

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 29, 2000 of Countrywide Credit Industries, Inc. (the "Company").

    Certain amounts reflected in the consolidated financial statements for the three-month period ended May 31, 1999 have been reclassified to conform to the presentation for the three-month period ended May 31, 2000.

NOTE B - MORTGAGE SERVICING RIGHTS

    The activity in mortgage servicing rights was as follows.

 ------------------------------------------------ ---------------------------

                                                                        Three Months Ended

    (Dollar amounts in thousands)                                             May 31, 2000
 ------------------------------------------------                       ---------------------
    Mortgage Servicing Rights

       Balance at beginning of period                                           $5,420,239
       Additions                                                                   311,302
       Scheduled amortization                                                     (108,240)
       Hedge losses (gains) applied                                                  1,761
                                                                         ---------------------
       Balance before valuation reserve
               at end of period                                                  5,625,062
                                                                         ---------------------

    Reserve for Impairment of Mortgage Servicing Rights

       Balance at beginning of period                                              (23,762)
       Reductions (additions)                                                        1,584
                                                                        ----------------------
       Balance at end of period                                                    (22,178)
                                                                        ----------------------
       Mortgage Servicing Rights, net                                           $5,602,884
                                                                        ======================

                        COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                    (UNAUDITED)

                     COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

                                                    (UNAUDITED)

Page 7


NOTE C - INVESTMENTS IN OTHER FINANCIAL INSTRUMENTS

    Investments in other financial instruments included the following.

 ------------------------------------------------------------ -----------------------------------------------------
                                                                                       May 31, February 29,

     (Dollar amounts in thousands)                                              2000                   2000
 ------------------------------------------------------------------- --- ----------------- --- ---------------- ---
     Servicing hedge instruments                                              $2,102,907            $1,784,315
     Mortgage-backed securities retained in securitization                       826,148               775,867
     Insurance company investment portfolio                                      516,661               520,490
     Securities purchased under agreements to resell                           1,659,164               435,593
     Equity securities, restricted and unrestricted                               47,559                46,193
                                                                         -----------------     ----------------
                                                                              $5,152,439            $3,562,458
                                                                         =================     ================


 -------------------------------------------------------------------
Securities purchased under agreements to resell are classified as receivables. It is the policy of the Company to take possession of securities purchased under agreements to resell. The Company's agreements with third parties specify its rights to request additional collateral. The Company monitors the fair value of the underlying securities as compared with the related receivable, including accrued interest, and requests additional collateral as necessary.

NOTE D - AVAILABLE FOR SALE SECURITIES

    Amortized cost and fair value of available for sale securities were as follows.

 ---------------------------------- ----------------

                                                                  May 31, 2000

                                    ---------------- - ------------------------------------ -- ----------------
                                                            Gross               Gross

                                      Amortized           Unrealized         Unrealized             Fair

 (Dollar amounts in thousands)           Cost               Gains              Losses               Value
 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

      Mortgage-backed
        Securities retained in

        Securitization                   $834,317            $30,767            ($38,936)           $826,148
      Principal only securities         1,383,930              2,497             (73,857)          1,312,570
      Insurance company
        investment  portfolio             529,319                989             (13,647)            516,661
      Equity securities                    63,136              3,415             (18,992)             47,559
                                    ----------------   -----------------   ----------------    ----------------
                                       $2,810,702            $37,668           ($145,432)         $2,702,938
                                    ================   =================   ================    ================













NOTE D - AVAILABLE FOR SALE SECURITIES (Continued)
 ---------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                                                February 29, 2000

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
                                    ================   =================   ================    ================



NOTE E - NOTES PAYABLE

    Notes payable consisted of the following.

 ------------------------------------------------------------ -----------------------------------------------------
                                                                                May 31,           February 29,
     (Dollar amounts in thousands)                                              2000                  2000
 -------------------------------------------------------------------- --                   --- ---------------- ---
                                                                         ----------------- ---
     Commercial paper                                                        $   526,795           $   103,829
     Medium-term notes, Series A, B, C, D, E, F, G, H
         and Euro Notes                                                        8,800,060             7,975,324
     Securities sold under agreements to repurchase                            2,554,879             1,501,409
     Unsecured notes payable                                                      35,000                     -
     Subordinated notes                                                          200,000               200,000
     Other notes payable                                                           1,294                 2,063
                                                                         -----------------     ----------------
                                                                             $12,118,028            $9,782,625
                                                                         =================     ================



Commercial Paper and Backup Credit Facilities

    As of May 31, 2000, CHL, the Company's mortgage banking subsidiary, had unsecured credit agreements (revolving credit facilities) with consortiums of commercial banks permitting CHL to borrow an aggregate maximum amount of $5.0 billion. The facilities included a $4.0 billion revolving credit facility with forty-four commercial banks consisting of: (i) a five-year facility of $3.0 billion, which expires on September 24, 2002, and (ii) a one-year facility of $1.0 billion which expires on September 20, 2000. As consideration for the facility, CHL pays annual commitment fees of $3.8 million. There is an additional one-year facility, which expires on April 11, 2001, with a total commitment of $1.0 billion. As consideration for the facility, CHL pays annual commitment fees of $0.8 million. The purpose of these credit facilities is to provide liquidity backup for CHL's commercial paper program. No amount was outstanding under these revolving credit facilities at May 31, 2000. The weighted average borrowing rate on commercial paper borrowings for the three months ended May 31, 2000 was 6.10%. The weighted average borrowing rate on commercial paper outstanding as of May 31, 2000 was 6.89%. In addition, CHL has entered into a $1.1 billion asset backed commercial paper conduit facility with four commercial banks. This facility has a maturity date of November 21, 2000. As consideration for this facility, CHL pays annual commitment fees of $1.4 million. Loans made under this facility are secured by conforming and non-conforming mortgage loans. All of the facilities contain various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL.

NOTE E - NOTES PAYABLE  (Continued)

Medium-Term Notes

    As of May 31, 2000, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission or issued by CHL pursuant to its Euro medium-term note program were as follows.

---------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                                        Outstanding Balance               Interest Rate             Maturity Date

                                                                     ----------------------  ----------------------------
                         -------------------------------------------
                         Floating-Rate   Fixed-Rate       Total         From        To           From            To
                         ------------------------------------------- ----------- ----------  -------------- -------------

      Series A                     -        $143,500     $143,500       7.29%       8.79%    Aug. 2000      Mar 2002

      Series B                     -         251,000      251,000       6.65%       6.98%    Mar. 2003      Aug. 2005

      Series C               105,000         127,000      232,000       5.88%       7.75%    Mar. 2001      Mar. 2004

      Series D                75,000         385,000      460,000       6.05%       7.15%    Aug. 2000      Sep. 2005

      Series E               210,000         655,000      865,000       6.83%       7.45%    Aug. 2000      Oct. 2008

      Series F               311,000       1,344,000    1,655,000       6.16%       7.39%    Oct. 2000      May 2013

        Series G               5,000         581,000      586,000       5.35%       7.00%    Oct. 2000      Nov. 2018

        Series H             467,000       2,049,000    2,516,000       6.25%       8.25%    May 2001       Oct. 2019

        Euro Notes           679,600       1,411,960    2,091,560       6.10%       8.08%    Jul. 2000      Jan. 2009

                         -------------------------------------------
     Total                $1,852,600      $6,947,460   $8,800,060

                         ===========================================


    As of May 31, 2000, substantially all of the outstanding fixed-rate notes had been effectively converted through interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the three-months ended May 31, 2000, including the effect of the interest rate swap agreements, was 6.58%. As of May 31, 2000, there were $1,362 million foreign currency denominated fixed-rate notes issued pursuant to the Euro medium-term notes program outstanding. Such notes are denominated in Deutsche Marks, French Francs, Portuguese Escudos, Japanese Yen and Euros. The Company manages the associated foreign currency risk by entering into currency swaps. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into U.S. dollars.

Securities Sold Under Agreements to Repurchase

    The Company routinely enters into short-term financing arrangements to sell MBS under agreements to repurchase. The weighted average borrowing rate for the three-months ended May 31, 2000 was 6.02%. The weighted average borrowing rate on repurchase agreements outstanding as of May 31, 2000, was 6.57%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers or banks. All agreements are to repurchase the same or substantially identical MBS.

Pre-Sale Funding Facilities

    As of May 31, 2000, CHL had uncommitted revolving credit facilities with the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The credit facilities are secured by conforming mortgage loans that are in the process of being pooled into MBS. As of May 31, 2000, the Company had no outstanding borrowings under any of these facilities.

NOTE F - FINANCIAL INSTRUMENTS

    The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge.

-------------------------------------- -------------------- -------------------- ------------------ ---------------------
(Dollar amounts in millions)                 Balance,                              Dispositions/          Balance,
                                        February 29, 2000        Additions          Expirations            May 31,
                                                                                                            2000

-------------------------------------- -------------------- -------------------- ------------------ ---------------------

Interest Rate Floors                         $50,500                    -               (2,000)           $48,500
Long Call Options on
  Interest Rate Futures                      $15,000                5,000                    -            $20,000
Long Put Options on
  Interest Rate Futures                       $1,750                3,500                    -             $5,250
Long Call Options on MBS                      $8,561                    -                    -             $8,561
Capped Swaps                                  $1,000                    -                    -             $1,000
Interest Rate Swaps                           $1,500                    -                    -             $1,500
Interest Rate Cap                             $2,500                    -               (1,000)            $1,500
Swaptions                                    $36,250                6,000                    -            $42,250

-------------------------------------- -------------------- -------------------- ------------------ ---------------------


Fair Value of Financial Instruments

    The following disclosure of the estimated fair value of financial instruments as of May 31, 2000 and February 29, 2000 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.



NOTE F- FINANCIAL INSTRUMENTS  (Continued)


                                                                  May 31, 2000                     February 29, 2000
      (Dollar amounts in thousands)                      Carrying           Estimated       Carrying           Estimated
                                                          Amount           fair value        amount           fair value
      Assets:
          Mortgage loans and mortgage-backed securities
             held for sale                              $2,517,167         $2,517,167       $2,653,183        $2,653,183
            Trading securities                           2,144,249          2,144,249        1,984,031         1,984,031
          Items included in investments in other financial instruments:

             Principal only securities purchased         1,312,570          1,312,570          952,840           952,840
             Mortgage-backed securities retained in
                securitizations                            826,148            826,148          775,867           775,867
             Insurance Company investment
                portfolio                                  516,661            516,661          520,490           520,490
             Securities purchased with agreements to rese1,659,164          1,659,164          435,593           435,593
             Equity       Securities       -       restricted
      and                                                   47,559             47,559           46,193            46,193
                unrestricted
          Items included in other assets:

             Rewarehoused FHA and VA loans                 279,371            279,371          336,273           336,273
             Loans held for investment                     184,724            184,724          177,330           177,330
             Receivables related to broker-dealer activitie463,479            463,479           22,612            22,612

      Liabilities:
          Notes payable                                 12,118,028         11,685,252        9,782,625         9,459,011
          Securities sold not yet purchased                296,213            296,213          181,903           181,903

      Derivatives:
          Interest rate floors                             372,299            149,095          411,278           180,360
          Forward contracts on MBS                         (11,425)            37,805          (11,080)          (13,511)
          Options on MBS                                    79,671             34,084           75,950            32,415
          Options on interest rate futures                  18,169              9,803            8,921             6,032
          Interest rate caps                                30,405             21,514           47,348            39,088
          Capped Swaps                                      (8,031)            (8,926)          (5,619)           (8,040)
          Swaptions                                        348,580             60,133          341,039            76,254
          Interest rate swaps                               (8,814)          (508,394)         (23,228)         (457,051)

      Short-term commitments to extend credit                    -             65,100                -            52,500
 ---- ------------------------------------------------ --------------- -- ------------- -- ------------- --- -------------

    The fair value estimates as of May 31, 2000 and February 29, 2000 are based on pertinent information that was available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

NOTE H - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

    Summarized financial information for Countrywide Home Loans, Inc. was as follows.

 ---- ----------------------------------------- ---- -------------------------------------------------
                                                                May 31,                  February 29,
      (Dollar amounts in thousands)                               2000                       2000
 ---- ---------------------------------------------- ------- -------------- ----------- --------------
       Balance Sheets:

       Mortgage loans and mortgage-backed
           securities held for sale                            $2,517,167                 $2,653,183
       Mortgage servicing rights, net                           5,602,884                  5,396,477
       Other assets                                             6,563,603                  5,240,247
                                                             --------------             --------------
         Total assets                                         $14,683,654                $13,289,907
                                                             ==============             ==============

        Short- and long-term debt                             $10,563,556                 $9,224,956
        Other liabilities                                       1,649,552                  1,632,106
        Equity                                                  2,470,546                  2,432,845
                                                             --------------             --------------
          Total liabilities and equity                        $14,683,654                $13,289,907
                                                             ==============             ==============


 ---- ---------------------------------------------- ------- -------------- ----------- -------------- ---------
 ----- ----------------------------------------- --- --------------------------------------------------- --------
                                                                     Three Months Ended May 31,

       (Dollar amounts in thousands)                                2000                      1999
 ----- --------------------------------------------- ------- --------------- ---------- --------------- ---------
                                                             --------------- ---------- --------------- ---------
       Statements of Earnings:

         Revenues                                                $356,945                  $438,204
         Expenses                                                 271,790                   305,021
         Provision for income taxes                                30,948                    51,941
                                                             ---------------            ---------------
           Net earnings                                         $  54,207                 $  81,242
                                                             ===============            ===============


NOTE I - SEGMENTS AND RELATED INFORMATION

    The Company has six major segments that are grouped into Consumer and Institutional businesses. Consumer Businesses include Mortgage Originations, Mortgage-Related Investments and Business to Consumer ("B2C") Insurance. Institutional Businesses include Processing and Technology, Capital Markets and Business to Business ("B2B") Insurance.

    The Mortgage Originations segment originates mortgage loans through the Company's retail branch network (Consumer Markets Division and Full Spectrum Lending, Inc.) and the Wholesale Division. This segment also provides other complementary services offered as part of the origination process through LandSafe, Inc., including title, escrow, appraisal, credit reporting and flood determination services. The Mortgage-Related Investments segment consists of investments in assets retained in the mortgage securitization process, including MSRs and residual interests. The B2C Insurance Segment, through Countrywide Insurance Services, Inc., acts as an agent in the sale of insurance, including homeowners, fire, flood, earthquake, life and disability insurance, primarily to the Company's mortgage customers.

    The Processing and Technology segment activities include mortgage servicing, as well as mortgage subservicing and subprocessing for other domestic financial institutions and foreign financial institutions (through Global Home Loans, Limited). The Capital Markets segment purchases mortgage loans through the Correspondent Lending Division, acts as a broker/dealer specializing in mortgages and mortgage-related securities through Countrywide Securities Corporation ("CSC"), and as an agent (Countrywide Servicing Exchange, Inc.), facilitates the purchase and sale of bulk servicing rights. The B2B Insurance Segment includes the activities of Balboa Life and Casualty ("Balboa"), an insurance carrier that offers property and casualty insurance (specializing in creditor-placed insurance), and life and disability insurance, along with Second Charter, Inc., a mortgage reinsurance company. Included in the tables below labeled "Other" is the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements.

NOTE I - SEGMENTS AND RELATED INFORMATION (Continued)

------------------------------------------------------------------------------------------------------------------------------------

                                                  For the three months ended May 31, 2000
                              Consumer Businesses                      Institutional Businesses

                   ---------- ---------- --------- -----------    ---------- --------- --------- ----------
                              Mortgage-Related                    Processing
                    Mortgage  InvestmentsB2C                      and        Capital   B2B

(Dollars in thousanOriginations Insurance    Total  Technology Markets   Insurance   Total        Other       Total
------------------ ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- ------------

External revenues   $210,553  $181,028   $9,401     $400,982      $  6,667    $52,979  $68,369   $128,015         ($765) $528,232
Intersegment revenues      -   (63,407)  -           (63,407)       63,407          -        -     63,407             -         -
                   ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- ------------
    Total revenues  $210,553  $117,621   $9,401     $337,575       $70,074    $52,979  $68,369   $191,422         ($765) $528,232
                   ========== ========== ========= ===========    ========== ========= ========= ==========    ======== ============

Segment earnings

   (pre-tax)         $27,554   $62,166   $1,060      $90,780       $10,505    $16,901  $14,248    $41,654       ($1,509) $130,925

Segment assets     $2,073,776 $9,374,307 $50,691   $11,498,774    $159,483   $5,812,925$827,757  $6,800,165    $141,151 $18,440,090

------------------ ---------- ---------- --------- ----------- -- ---------- --------- --------- ---------- -- -------- ------------

------------------------------------------------------------------------------------------------------------------------------------

                                                  For the three months ended May 31, 1999
                              Consumer Businesses                      Institutional Businesses

                   ---------- ---------- --------- -----------    ---------- --------- --------- ----------
                              Mortgage-Related                    Processing
                   Mortgage   InvestmentsB2C                      and        Capital   B2B

(Dollars in thousanOriginations          Insurance    Total       Technology Markets   Insurance   Total        Other       Total
------------------ ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- ------------

External revenues  $327,468   $122,664     $7,426    $457,558     $  6,126    $64,327  $5,940     $76,393       $4,759   $538,710
Intersegment revenues     -    (54,729)         -     (54,729)      54,729          -       -      54,729            -          -
                   ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- ------------
    Total revenues $327,468   $  67,935    $7,426    $402,829      $60,855    $64,327  $5,940    $131,122       $4,759   $538,710
                   ========== ========== ========= ===========    ========== ========= ========= ==========    ======== ============

Segment earnings

   (pre-tax)       $112,150    $16,020     $1,192    $129,362       $6,501    $28,045  $5,883     $40,429        ($317)  $169,474

Segment assets     $4,498,388 $7,299,581  $27,600  $11,825,569    $114,955   $5,183,810$33,924   $5,332,689    $206,349 $17,364,607

------------------ ---------- ---------- --------- ----------- -- ---------- --------- --------- ---------- -- -------- ------------

NOTE J - SUBSEQUENT EVENTS

    On June 21, 2000, the Company declared a cash dividend of $0.10 per common share payable July 31, 2000 to shareholders of record on July 13, 2000.

    On June 27, 2000, the Company filed a $3.0 billion shelf registration with the Securities and Exchange Commission ("SEC") covering Series I Medium-Term Notes. The Company intends to use the proceeds from the sale of the medium-term notes for general corporate purposes, which may include retirement of indebtedness of the Company and investment in servicing rights through the current production of loans and the bulk acquisition of contracts to service loans.

NOTE K - IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize the fair value of all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement will become effective in the fiscal year ended February 28, 2002. The Company has not yet determined the impact on the Consolidated Financial Statements upon the adoption of this standard.

NOTE L - EARNINGS PER SHARE

    Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

    The following table presents basic and diluted EPS for the three months ended May 31, 2000 and 1999.

------------------------ -- -- ----- ------------------------------------

                                            Three Months Ended May 31,

                         -- -- ----- ------------------------------------ -- ----- ----
                                     2000                             1999
                         --------- --------- ---------   ---------- --------- ---------
(Dollar amounts in                           Per-Share                        Per-Share
thousands, except per    Net                  Amount     Net                   Amount

share data)              Earnings   Shares               Earnings    Shares

------------------------           --------- ---------              --------- ---------
                         ---------                       ----------
Net earnings              $83,459                         $103,379
                         =========                       ==========

Basic EPS

Net earnings available

to common shareholders    $83,459   113,792     $0.73     $103,379   112,751     $0.92

Effect of dilutive

stock options               -         2,316                  -         4,762
                         --------- ---------             ---------- ---------

Diluted EPS

Net earnings available

to common shareholders    $83,459   116,108     $0.72     $103,379   117,513     $0.88
                         ========= =========             ========== =========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Page 29


FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q may contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "should" and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The
Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and the cost of funds; (4) federal and state regulation of the Company's mortgage origination, mortgage servicing, capital markets and insurance operations; and (5) competition within the mortgage banking, capital markets and insurance industries.

RESULTS OF OPERATIONS

Quarter Ended May 31, 2000 Compared to Quarter Ended May 31, 1999

     Revenues for the quarter ended May 31, 2000 decreased 2% to $528.2 million, down from $538.7 million for the quarter ended May 31, 1999. Net earnings decreased 19% to $83.5 million for the quarter ended May 31, 2000, down from $103.4 million for the quarter ended May 31, 1999. The decrease in revenues and net earnings for the quarter ended May 31, 2000 compared to the quarter ended May 31, 1999 was primarily due to a decline in prime loan originations attributable to a decline in loan refinancings. The decline was partially offset by increased revenue from mortgage-related investments and the B2B insurance segment, together with increased production of non-traditional loan products (home equity and sub-prime loans).

     The total volume of loans produced by the Company decreased 37% to $14.5 billion for the quarter ended May 31, 2000, down from $23.2 billion for the quarter ended May 31, 1999. The decrease in loan production was primarily due to a decrease in the mortgage origination market, driven largely by a reduction in refinances.

     Total loan production by purpose and by interest rate type is summarized below.

-------------------------------------------- --

       (Dollar amounts in millions)                     Loan Production

                                                       Three Months Ended

                                     May 31,

-------------------------------------------- ---------------------------------------
                                                 2000                    1999
                                             -------------          ----------------
    Purchase                                    $11,595                $11,722
    Refinance                                     2,951                 11,471
                                             -------------          ----------------
    Total                                       $14,546                $23,193
                                             =============          ================
                                             -------------          ----------------

    Fixed Rate                                  $11,145                $21,611
    Adjustable Rate                               3,401                  1,582
                                             -------------          ----------------
    Total                                       $14,546                $23,193
                                             =============          ================


    Total loan production by Division is summarized below.

-------------------------------------------- ----------------------------------
 (Dollar amounts in millions)                     Loan Production

                                                       Three Months Ended

                                     May 31,

-------------------------------------------- ---------------------------------
                                                 2000                    1999
                                             -------------          -----------
    Consumer Markets Division                    $4,042               $  7,035
    Wholesale Lending Division                    4,062                  7,122
    Correspondent Lending Division                6,021                  8,712
      Full Spectrum Lending, Inc.                   421                    324
                                             -------------          ----------
    Total                                       $14,546                $23,193
                                             =============          ========

---------------------------------------------------------------------------

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

-------------------------------------------- -------------------------------
                                 Non-Traditional

       (Dollar amounts in millions)                     Loan Production

                                                       Three Months Ended

                                     May 31,

-------------------------------------------- ---------------------------------
                                                 2000                    1999
                                             -------------          ---------
    Sub-prime                                    $1,440                   $769
    Home Equity Loans                             1,131                    717
                                             -------------          ----------
    Total                                        $2,571                 $1,486
                                             =============          ==========

--------------------------------------------------------------------------------
    Loan origination fees decreased in the quarter ended May 31, 2000 as compared to the quarter ended May 31, 1999 primarily due to lower production and a change in the Divisional mix. The Consumer Markets and Wholesale Lending Divisions (which, due to their cost structures, charge higher origination fees per dollar loaned than the Correspondent Division), comprised a lower percentage of total production in the quarter ended May 31, 2000 than in the quarter ended May 31, 1999. Gain on sale of loans also decreased in the quarter ended May 31, 2000 as compared to the quarter ended May 31, 1999 primarily due to decreased production and reduced margins on prime credit quality mortgages. These declines were partially offset by increased sales during the quarter ended May 31, 2000 of higher margin home equity and sub-prime loans. The sale of home equity loans contributed $21.6 million and $20.3 million to gain on sale of loans in the quarter ended May 31, 2000 and the quarter ended May 31, 1999, respectively. Sub-prime loans contributed $60.7 million to the gain on sale of loans in the quarter ended May 31, 2000 and $35.5 million in the quarter ended May 31, 1999. In general, loan origination fees and gain on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, and movements of interest rates.

    Net interest expense (interest earned net of interest charges) of $2.9 million for the quarter ended May 31, 2000, is down from net income of $29.5 million for the quarter ended May 31, 1999. Net interest income (expense) is principally a function of: (i) net interest income earned from the Company's mortgage loan inventory ($20.6 million and $47.2 million for the quarter ended May 31, 2000 and the quarter ended May 31, 1999, respectively); (ii) interest expense related to the Company's mortgage-related investments ($86.8 million and $66.8 million for the quarters ended May 31, 2000 and May 31, 1999, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($51.8 million and $43.1 million for the quarters ended May 31, 2000 and May 31, 1999, respectively). The Company earns interest on, and incurs interest expense to carry, mortgage loans held in its inventory.

    The decrease in net interest income from the mortgage loan inventory was primarily attributable to lower inventory levels combined with a lower net earnings rate during the quarter ended May 31, 2000. The increase in interest expense related to mortgage-related investments resulted primarily from an increase in amounts financed coupled with an increase in short-term interest rates. The increase in net interest income earned from the custodial balances was primarily due to an increase in the earnings rate from the quarter ended May 31, 2000 to the quarter ended May 31, 1999.

    During the quarter ended May 31, 2000, loan servicing revenue before amortization increased primarily due to growth of the loan servicing portfolio and improved performance of the residual investments. As of May 31, 2000, the Company serviced $261.9 billion of loans (including $6.8 billion of loans subserviced for others), up from $226.0 billion (including $2.3 billion of loans subserviced for others) as of May 31, 1999, a 16% increase. The growth in the Company's servicing portfolio since May 31, 1999 was the result of loan production volume and the acquisition of bulk servicing rights. This was partially offset by prepayments, partial prepayments and scheduled amortization.

    During the quarter ended May 31, 2000, the annual prepayment rate of the Company's servicing portfolio was 9%, compared to 21% for the quarter ended May 31, 1999. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the housing market. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio as of May 31, 2000 was 7.7% compared to 7.4% as of May 31, 1999.

    The Company recorded MSR amortization for the quarter ended May 31, 2000 totaling $108.2 compared to $127.0 for the quarter ended May 31, 1999. The Company recorded recovery of previous impairment of $3.3 million for the quarter ended May 31, 2000 compared to $151.5 for the quarter ended May 31, 1999. The primary factors affecting the amount of amortization and impairment recovery of MSRs recorded in an accounting period are the level of prepayments during the period and the change, if any, in estimated future prepayments. To mitigate the effect on earnings of MSR impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge").

    In the quarter ended May 31, 2000, the Company recognized a net expense of $13.3 million from its Servicing Hedge. The net expense included unrealized net losses of $6.7 million and realized net expense of $6.6 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization. In the quarter ended May 31, 1999, the Company recognized a net expense of $171.4 million from its Servicing Hedge. The net expense included unrealized net losses of $182.8 million and net realized gains of $11.4 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization.

    The financial instruments that comprised the Servicing Hedge included interest rate floors, principal only securities (P/O Securities"), options on interest rate swaps ("Swaptions"), options on MBS, options on interest rate futures, interest rate swaps, interest rate swaps with the Company's maximum payment capped ("Capped Swaps") and interest rate caps.

    The Servicing Hedge is designed to protect the value of the MSRs from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of the hedge instruments declines. With respect to the floors, options on interest rate futures and MBS, caps, Swaptions and P/O securities, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. With respect to the Interest Rate Swaps contracts entered into by the Company as of May 31, 2000, the Company estimates that its maximum exposure to loss over the contractual terms is $1 million. With respect to the Capped Swaps contracts entered into by the Company as of May 31, 2000, the Company estimates that its maximum exposure to loss over the contractual terms is $2 million.

    Salaries and related expenses are summarized below for the quarters ended May 31, 2000 and 1999.

 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                    Quarter Ended May 31, 2000
      thousands)

                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                         Consumer          Institutional          Corporate
                                        Businesses           Businesses         Administration          Total

 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

      Base Salaries                         $59,799            $32,919             $25,007               $117,725

      Incentive Bonus                        21,508              8,160               4,454                 34,122

      Payroll Taxes and Benefits             10,023              5,128               4,533                 19,684
                                     -----------------    ----------------    -----------------   ------------------
      Total Salaries and Related

            Expenses                        $91,330            $46,207             $33,994               $171,531
                                     =================    ================    =================   ==================

      Average      Number     of              5,810              3,557                1,648                11,015
      Employees

 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------


 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                    Quarter Ended May 31, 1999
      thousands)

                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                         Consumer          Institutional          Corporate
                                        Businesses           Businesses         Administration          Total

 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

      Base Salaries                         $72,117            $22,770             $24,881               $119,768

      Incentive Bonus                        33,172              6,707               5,905                 45,784

      Payroll Taxes and Benefits             12,241              3,611               4,022                 19,874
                                     -----------------    ----------------    -----------------   ------------------
      Total Salaries and Related

            Expenses                       $117,530            $33,088             $34,808               $185,426
                                     =================    ================    =================   ==================

      Average      Number     of              7,095              2,597                1,804                11,496
      Employees

 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

    The amount of salaries decreased during the quarter ended May 31, 2000 as compared to the quarter ended May 31, 1999 primarily due to a reduction in staff in the consumer businesses due to the decline in mortgage originations. The decline was partially offset by an increase in institutional businesses as a result of a larger servicing portfolio and the acquisition of Balboa on November 30, 1999. Incentive bonuses earned during the quarter ended May 31, 2000 decreased primarily due to the decline in production volume.

    Occupancy and other office expenses for the quarter ended May 31, 2000 decreased to $66.5 million from $72.2 million for the quarter ended May 31, 1999. This was primarily due to the initiation of cost reduction measures in the production areas as a result of a decline in production.

    Guarantee fees represent fees paid to Fannie Mae and Ginnie Mae ("GSEs") to guarantee timely and full payment of principal and interest in the Company's agency MBS and to transfer the credit risk of the loans in the servicing portfolio sold to these entities. For the quarter ended May 31, 2000, guarantee fees increased 17% to $53.7 million, up from $45.8 million for the quarter ended May 31, 1999. The increase resulted from an increase in the servicing portfolio, changes in the mix of the portfolio guaranteed by the GSEs and terms negotiated at the time of loan sales.

    Marketing expenses for the quarter ended May 31, 2000 increased 1% to $19.8 million as compared to $19.5 million for the quarter ended May 31, 1999.

    Other operating expenses were $60.2 million for the quarter ended May 31, 2000 as compared to $46.2 million May 31, 1999. The increase was primarily due to the acquisition of Balboa on November 30, 1999.

OPERATING SEGMENTS

    The Company's business strategy is primarily focused on six areas that are grouped into Consumer and Institutional businesses. Consumer Businesses include Mortgage Originations, Mortgage-Related Investments and Business to Consumer ("B2C") Insurance. Institutional Businesses include Processing and Technology, Capital Markets and Business to Business ("B2B") Insurance.

    The Mortgage Originations segment originates mortgage loans through the Company's retail branch network (Consumer Markets Division and Full Spectrum Lending, Inc.) and the Wholesale Division. This segment also provides other complementary services offered as part of the origination process through LandSafe, Inc., including title, escrow, appraisal, credit reporting and flood determination services. The Mortgage-Related Investments segment consists of investments in assets retained in the mortgage securitization process, including MSRs and residual interests. The B2C Insurance Segment, through Countrywide Insurance Services, Inc., acts as an agent in the sale of insurance, including homeowners, fire, flood, earthquake, life and disability insurance, primarily to the Company's mortgage customers.

    The Processing and Technology segment activities include mortgage servicing, as well as mortgage subservicing and subprocessing for other domestic financial institutions and foreign financial institutions (through Global Home Loans, LTD.). The Capital Markets segment purchases mortgage loans through the Correspondent Lending Division, acts as a broker/dealer specializing in mortgages and mortgage-related securities through Countrywide Securities Corporation ("CSC"), and as an agent (Countrywide Servicing Exchange, Inc.), facilitates the purchase and sale of bulk servicing rights. The B2B Insurance Segment includes the activities of Balboa Life and Casualty ("Balboa"), an insurance carrier that offers property and casualty insurance (specializing in creditor-placed insurance), and life and disability insurance, along with Second Charter, Inc., a mortgage reinsurance company.

    The Company's pre-tax earnings by segment is summarized below.

-------------------------------------------- --------------------------------
                                                       Three months ended

       (Dollar amounts in millions)                         May 31,

-------------------------------------------- ----------------------------------
                                                 2000                    1999
                                             -------------          -----------
Consumer Businesses:
    Mortgage Originations                       $27,554               $112,150
    Mortgage-Related Investments                 62,166                 16,020
    B2C Insurance                                 1,060                  1,192
                                             -------------          ------------
         Total Consumer Business                $90,780               $129,362

Institutional Businesses:
    Processing and Technology                   $10,505                 $6,501
    Capital Markets                              16,901                 28,045
    B2B Insurance                                14,248                  5,883
                                                                    --------------
                                             -------------
         Total Institutional Business           $41,654                $40,429
Other                                            (1,509)                  (317)
                                             -------------          --------------
Pre-tax Earnings                               $130,925               $169,474
                                             =============          ==============

---------------------------------------------------------------------------------------------

Profitability of Mortgage Originations Segment

    The Mortgage Originations segment activities include loan origination through the Company's retail branch network (Consumer Markets Division and Full Spectrum Lending, Inc.) and the Wholesale Division, the warehousing and sales of such loans and loan closing services.

    The decline in pre-tax earnings of $84.6 million in the quarter ended May 31, 2000 as compared to the quarter ended May 31, 1999 was primarily attributable to lower production and reduced margins on prime credit quality mortgages driven by a significant reduction in refinances. These factors were partially offset by increased production and sales of higher margin home equity and sub-prime loans.

Profitability of Mortgage-Related Investments Segment

    Mortgage-Related Investment segment activities include investments in assets retained in the mortgage securitization process, including mortgage servicing rights, residual interests in asset-backed securities and other mortgage-related assets. The increase in pre-tax earnings of $46.1 million in the quarter ended May 31, 2000 as compared to the quarter ended May 31, 1999 was primarily due to an increase in servicing revenues resulting from servicing portfolio growth, a reduction in MSR amortization attributable to the decline in refinance activity and improved performance of the residual investments. These positive factors were partially offset by higher servicing expenses driven by the growth in the servicing portfolio, including the subservicing fee paid to the processing and technology sector.

Profitability of B2C Insurance Segment

    B2C Insurance segment activities include the operations of an insurance agency, Countrywide Insurance Services ("CIS"), an insurance agency that provides homeowners, life, disability and automobile as well as other forms of insurance, primarily to the Company's mortgage customers. The decrease in pre-tax earnings of $0.1 in the quarter ended May 31, 2000 as compared to the quarter ended May 31, 1999 was primarily due to a slight decline in new policies sold.

Profitability of Processing and Technology Segment

    Processing and Technology segment activities include mortgage servicing, as well as mortgage subservicing and subprocessing for other domestic and foreign financial institutions. The increase in pre-tax earnings of $4.0 million in the quarter ended May 31, 2000 as compared to the quarter ended May 31, 1999 was primarily due to growth in the servicing portfolio.

Profitability of Capital Markets Segment

    Capital Markets segment activities include primarily the operations of Countrywide Securities Corporation ("CSC"), a registered broker-dealer specializing in the secondary mortgage market, and the Correspondent Lending Division ("CLD"), through which the Company purchases closed loans from mortgage bankers, commercial banks and other financial institutions. The decrease in pre-tax earnings of $11.1 million in the quarter ended May 31, 2000 as compared to the quarter ended May 31, 1999 was primarily due to CLD's decreased production volume attributable primarily to the decline in refinance activity.

Profitability of B2B Insurance Segment

    B2B Insurance segment includes the activities of Balboa, an insurance carrier that offers property and casualty insurance (specializing in creditor placed insurance), and life and disability insurance together with the activities of a mortgage reinsurance company. The increase in pre-tax earnings of $8.4 million in the quarter ended May 31, 2000 as compared to the quarter ended May 31, 1999 was due to the acquisition of Balboa (on November 30, 1999) and increased mortgage reinsurance premium volume.

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

    Utilizing the sensitivity analyses described above, as of May 31, 2000, the Company estimates that a permanent 0.50% reduction in interest rates, all else being constant, would result in a $0.04 million after-tax loss related to its trading securities and there would be a $13.4 million loss related to its other financial instruments. As of May 31, 2000, the Company estimates that this combined after-tax loss of $13.4 million is the largest such loss that would occur within the range of reasonably possible interest rate changes. These sensitivity analyses are limited by the fact that they are performed at a particular point in time, are subject to the accuracy of various assumptions used including prepayment forecasts, and do not incorporate other factors that would impact the Company's overall financial performance in such a scenario. Consequently, the preceding estimates should not be viewed as a forecast.

    An additional, albeit less significant, market risk facing the Company is foreign currency risk. The Company has issued foreign currency-denominated medium-term notes (See Note E). The Company manages the foreign currency risk associated with such medium-term notes by entering into currency swaps. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into U.S. dollars, thereby eliminating the associated foreign currency risk (subject to the performance of the various counterparties to the currency swaps). As a result, hypothetical changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

Inflation

    Inflation affects the Company most significantly in the areas of Mortgage Originations, Mortgage-Related Investments and Capital Markets. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates increase, loan production decreases, particularly from loan refinancings. Although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by an improving economy or the anticipation of increasing real estate values. In such periods of reduced loan production, production margins may decline due to increased competition resulting from overcapacity in the market. In a higher interest rate environment, mortgage-related investment earnings are enhanced because prepayment rates tend to slow down thereby extending the average life of the Company's servicing portfolio and reducing amortization and impairment of the MSRs, and because the rate of interest earned from the custodial balances tends to increase. Conversely, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the prevailing mortgage rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its mortgage related investment earnings primarily due to increased amortization and impairment of the MSRs, and decreased earnings from residual investments. The Servicing Hedge is designed to mitigate the impact of changing interest rates on mortgage related investment earnings.

Seasonality

    The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, although refinancings tend to be less seasonal and more closely related to changes in mortgage rates. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In addition, delinquency rates typically rise in the winter months, which results in higher servicing costs. However, late charge income has historically been sufficient to offset such incremental expenses.

Liquidity and Capital Resources

    The Company's  principal  financing  needs are the financing of its mortgage loan inventory, investment in MSRs and the trading securities of its broker-dealer subsidiary (CSC). To meet these needs, the Company currently utilizes commercial paper supported by the revolving credit facilities, medium-term notes, senior debt, MBS repurchase agreements, subordinated notes, pre-sale funding facilities, redeemable capital trust pass-through securities, securitization of servicing fee income and cash flow from operations. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from revolving credit facilities and public offerings of common and preferred stock. The Company strives to maintain sufficient liquidity in the form of unused, committed lines of credit, to meet anticipated short-term cash requirements as well as to provide for potential sudden increases in business activity driven by changes in the market environment.

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

    The principal financing needs of CSC consist of the financing of its inventory of securities and mortgage loans. Its securities inventory is financed primarily through repurchase agreements. CSC also has access to a $200 million secured bank loan facility and a lending facility with CHL

    The primary cash needs for the B2B insurance segment are to meet short-term and long-term obligations to policyholders (payment of policy benefits), costs of acquiring new business (principally commissions) and the purchases of new investments. To meet these needs, Balboa currently utilizes cash flow provided from operations as well as maturities and sales of invested assets.

    The Company continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include such methods as mortgage loan sale transactions designed to expand the Company's financial capacity and reduce its cost of capital and the additional securitization of servicing income cash flows.

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

Cash Flows

    Operating Activities In the quarter ended May 31, 2000, the Company's operating activities used cash of approximately $1.9 billion on a short-term basis primarily to support an increase in other financial instruments, primarily securities purchased under agreements to resale. In the quarter ended May 31, 1999, operating activities used cash of approximately $1.0 billion on a short-term basis primarily to support the increase in its mortgage loans and MBS held for sale.

    Investing Activities The primary investing activity for which cash was used by the Company was the investment in MSRs. Net cash used by investing activities was $0.3 billion for the quarter ended May 31, 2000 and $0.4 billion for the quarter ended May 31, 1999.

    Financing Activities Net cash provided by financing activities amounted to $2.4 billion for the quarter ended May 31, 2000 and $1.4 billion for the quarter ended May 31, 1999. The increase in cash flow from financing activities was primarily used to fund the change in the Company's mortgage loan inventory, other financial instruments and investment in MSRs.

Prospective Trends

Applications and Pipeline of Loans in Process

    For the month ended June 30, 2000, the Company received new loan applications at an average daily rate of $361 million. As of June 30, 2000, the Company's pipeline of loans in process was $9.5 billion. This compares to a daily application rate for the month ended June 30, 1999 of $490 million and a pipeline of loans in process as of June 30, 1999 of $14.7 billion. The size of the pipeline is generally an indication of the level of near-term future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK `N SHOP(R) Pipeline as of June 30, 2000 was $3.5 billion and as of June 30, 1999 was $3.5 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage loans, the level of competition in the market, the direction of mortgage rates, seasonal factors and general economic conditions.

Market Factors

      Loan production decreased 37% from the quarter ended May 31, 1999 to the quarter ended May 31, 2000. This decrease was primarily due to a smaller mortgage origination market, driven by reduced refinances. Home purchase related loan production was essentially unchanged during the same period.

    The prepayment rate in the servicing portfolio decreased from 21% for the quarter ended May 31, 1999 to 9% for the quarter ended May 31, 2000. This was due primarily to a decrease in refinances.

    The Company's California mortgage loan production (as measured by principal balance) constituted 20% of its total production during the quarter ended May 31, 2000 and 23% during the quarter ended May 31, 1999. Some regions in which the Company operates have experienced slower economic growth, and real estate financing activity in these regions has been impacted negatively. The Company has striven to diversify its mortgage banking activities geographically to mitigate such effects.

    The delinquency rate in the Company's servicing portfolio, excluding sub-servicing, increased to 4.12% at May 31, 2000 from 3.00% as of May 31, 1999. The Company believes that this increase was primarily the result of changes in portfolio mix and aging. Sub-prime loans (which tend to experience higher delinquency rates than prime loans) represented approximately 5% of the total portfolio as of May 31, 2000, up from 1% as of May 31, 1999. In addition, the weighted average age of the FHA and VA loans in the portfolio increased to 32 months at May 31, 2000 from 27 months in May 31, 1999. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. Related late charge income has historically been sufficient to offset incremental servicing expenses resulting from increased loan delinquencies.

     The percentage of loans in the Company's servicing portfolio, excluding sub-servicing, that are in foreclosure increased to 0.35% as of May 31, 2000 from 0.27% as of May 31, 1999. Because the Company services substantially all conventional loans on a non-recourse basis, related credit losses are generally the responsibility of the investor or insurer and not the Company. While the Company does not generally retain credit risk with respect to the prime credit quality first mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company. Similarly, government loans serviced by the Company (23% of the Company's servicing portfolio as of May 31, 2000) are insured by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Administration. The Company is exposed to credit losses to the extent that the partial guarantee provided by the Department of Veterans Administration is inadequate to cover the total credit losses incurred. The Company retains credit risk on the home equity and sub-prime loans it securitizes, through retention of a subordinated interest. As of May 31, 2000, the Company had investments in such subordinated interests amounting to $647.5 million.

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

                                            PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)               Exhibits

10.73  Deferred Compensation Plan Amended and Restated Effective March 1, 2000.

11.1              Statement Regarding Computation of Per Share Earnings

12.1              Computation of the Ratio of Earnings to Fixed Charges

27 Financial Data Schedules (included only in the electronic filing with the SEC).

(b)               The Company filed the following reports on Form 8-K:

(1)        June  1,  2000  under  Item  5,  containing   Countrywide  Securities
           Corporation's financial statements and report of independent certified public accountants for the period beginning March 1, 1999 and ending February 29, 2000.

(2) June 27, 2000 under Item 5, containing the Selling Agency Agreement and form of notes used in connection with Countrywide Home Loans Medium-Term Notes Program Series I.

(b)

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                        -----------------------------------
                                                   (Registrant)






   DATE:      July 13, 2000                 /s/STANFORD L. KURLAND
                                          --------------------------------------
                                            Executive Managing Director and
                                                 Chief Operating Officer

DATE:       July 13, 2000                  /s/CARLOS M. GARCIA
                                    --------------------------------------
                                      Senior Managing Director; Finance,
                                         Chief Financial Officer and Chief
                                            Accounting Officer (Principal
                                           Financial Officer and Principal
                                                        Accounting Officer)

CONFIDENTIAL

DRAFT OF FEBRUARY 1, 1996

h:\rick\forms\variable.doc
                                                       -2-