Form 10-Q
period 2000-08-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 2000-10-16
CIK 25191

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                           Washington, DC 20549


                                                FORM 10-Q

                                                (Mark One)

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000

                                                    OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________ to __________________

Commission File Number:         1-8422
                                ------



                                 COUNTRYWIDE CREDIT INDUSTRIES, INC.

               ---------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

                   DELAWARE                                          13-2641992

--------------------------------------------------------- -------------------
        (State or other jurisdiction of                    (IRS Employer
        incorporation or organization)                   Identification No.)

4500 Park Granada, Calabasas, California                               91302
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip
                                                                      Code)

                                           (818) 225-3000

               -------------------------------------------------------------
                      (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes         X      No
                                                  --------       --------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Class                        Outstanding at October 13, 2000
                   -----                      -------------------------------
        Common Stock $.05 par value                              114,999,273







                                     PART I

                              FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

              (Dollar amounts in thousands, except per share data)

                             A S S E T S

                                                                            August 31,            February 29,
                                                                               2000                   2000
                                                                        -------------------    -------------------

Cash                                                                     $       85,255         $       59,890
Mortgage loans and mortgage-backed securities held for sale                   1,399,375              2,653,183
Trading securities, at market value                                           3,324,807              1,984,031
Mortgage servicing rights, net                                                5,881,171              5,396,477
Investments in other financial instruments                                    4,894,414              3,562,458
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                    409,288                410,899
Other assets                                                                  2,259,948              1,755,390
                                                                        -------------------    -------------------
       Total assets                                                         $18,254,258            $15,822,328
                                                                        ===================    ===================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                              $  4,205,872           $  2,852,738
                                                                        ===================    ===================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                               $11,574,068            $ 9,782,625
Drafts payable issued in connection with mortgage loan closings                 348,782                382,108
Accounts payable, accrued liabilities and other                               1,310,927                997,405
Deferred income taxes                                                         1,391,784              1,272,311
                                                                        -------------------    -------------------
       Total liabilities                                                     14,625,561             12,434,449

Commitments and contingencies                                                          -
                                                                                                              -

Company-obligated mandatorily redeemable capital trust pass- through securities of subsidiary trusts holding solely Company

   guaranteed related subordinated debt                                         500,000                 500,000

Shareholders' equity

Preferred stock - authorized, 2,500,000 shares of $0.05 par value;
   issued and outstanding, none
                                                                                       -                      -
Common stock -  authorized,  240,000,000  shares of $0.05 par value;  issued and outstanding, 114,619,707 shares at

   August 31, 2000 and 113,463,424 shares at February 29, 2000                    5,731                  5,673
Additional paid-in capital                                                    1,200,794              1,171,238
Accumulated other comprehensive income (loss)                                    26,208                (33,234)
Retained earnings                                                             1,895,964              1,744,202
                                                                        -------------------    -------------------
       Total shareholders' equity                                             3,128,697              2,887,879
                                                                        -------------------    -------------------
       Total liabilities and shareholders' equity                           $18,254,258            $15,822,328
                                                                        ===================    ===================

Borrower and investor custodial accounts                                   $  4,205,872           $  2,852,738
                                                                        ===================    ===================

                         The  accompanying  notes are an integral  part of these
statements.




              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)

              (Dollar amounts in thousands, except per share data)

                                                             Three Months                        Six Months
                                                             Ended August 31,                   Ended August 31,

                                                           2000               1999             2000               1999
                                                     ---------------- -- --------------    -------------- -- --------------
Revenues

   Loan origination fees                               $  89,928            $122,737          $174,222          $269,438
   Gain on sale of loans, net of commitment fees         143,373             158,652           276,527           328,664
                                                     ----------------    --------------    --------------    --------------
     Loan production revenue                             233,301             281,389           450,749           598,102

   Interest earned                                       338,826             264,977           597,420           540,539
   Interest charges                                     (336,501)           (231,808)         (597,975)         (477,842)
                                                     ----------------    --------------    --------------    --------------
     Net interest income                                   2,325              33,169              (555)           62,697

   Loan servicing revenue                                291,020             247,937           563,223           475,091
   Amortization & impairment/recovery of  mortgage
     servicing rights, net of         service
     hedge                                              (134,091)           (129,435)         (252,250)         (276,280)
                                                     ----------------    --------------    --------------    --------------
     Net loan administration revenue                     156,929             118,502           310,973           198,811

   Net premiums earned                                    66,298               5,990           128,303            11,681
   Commissions, fees and other revenues                   53,448              52,024            97,397           112,650
                                                     ----------------    --------------    --------------    --------------
         Total revenues                                  512,301             491,074           986,867           983,941

Expenses

   Salaries and related expenses                         188,902             184,329           360,433           369,755
   Occupancy and other office expenses                    69,736              68,216           136,254           140,425
   Marketing expenses                                     19,988              21,080            39,747            40,603
   Insurance net losses                                   25,835                   -            51,473                 -
   Other operating expenses                               65,625              42,854           125,820            89,089
                                                     ----------------                      --------------
                                                                         --------------                      --------------
         Total expenses                                  370,086             316,479           713,727           639,872
                                                     ----------------    --------------    --------------    --------------

Earnings before income taxes                             142,215             174,595           273,140           344,069
   Provision for income taxes                             51,180              68,092            98,646           134,187
                                                     ----------------    --------------    --------------    --------------

NET EARNINGS                                           $  91,035            $106,503          $174,494          $209,882
                                                     ================    ==============    ==============    ==============

Earnings per share

   Basic                                                   $0.80               $0.94             $1.53             $1.86
   Diluted                                                 $0.77               $0.91             $1.49             $1.79











                         The  accompanying  notes are an integral  part of these
statements.




              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                          (Dollar amounts in thousands)

                                                                                            Six Months
                                                                                          Ended August 31,

                                                                                              2000                  1999
                                                                                         ----------------     -----------------
Cash flows from operating activities:

   Net earnings                                                                           $    174,494         $    209,882
      Adjustments to reconcile net earnings to net cash
       provided (used) by operating activities:
      Gain on sale of available-for-sale securities                                           (13,595)              (11,675)
     Amortization and impairment/recovery of mortgage
servicing rights                                                                               247,838               39,309
     Depreciation and other amortization                                                       33,107                30,988
     Deferred income taxes                                                                     98,646               134,187

     Origination and purchase of loans held for sale                                      (30,740,477)          (42,818,201)
     Principal repayments and sale of loans                                                31,994,285            43,552,302
                                                                                         ----------------     -----------------
          Decrease in mortgage loans and mortgage-
               backed securities held for sale                                              1,253,808               734,101

     Increase in other financial instruments                                               (1,483,829)            (874,965)
     (Increase) decrease in trading securities                                             (1,340,776)              36,745
     (Increase) decrease in other assets                                                     (525,485)              204,106
     Increase in accounts payable and accrued liabilities                                     313,522                18,759
                                                                                         ----------------     -----------------
       Net cash provided (used) by operating activities                                    (1,242,270)              521,437
                                                                                         ----------------     -----------------
Cash flows from investing activities:

   Additions to mortgage servicing rights, net                                               (732,532)             (786,646)
   Purchase of property, equipment and leasehold
     improvements, net                                                                        (21,501)              (59,553)
   Proceeds from sale of available-for-sale securities                                        260,401                59,269
                                                                                         ----------------     -----------------
     Net cash used by investing activities                                                   (493,632)             (786,930)
                                                                                         ----------------     -----------------
Cash flows from financing activities:

   Net increase (decrease) in warehouse debt and other short-term
borrowings                                                                                    622,180              (767,395)
   Issuance of long-term debt                                                               1,652,937             1,303,000
   Repayment of long-term debt                                                               (517,000)             (269,418)
   Issuance of common stock                                                                    25,882                11,146
   Cash dividends paid                                                                        (22,732)              (22,564)
                                                                                         ----------------     -----------------
       Net cash provided by financing activities                                            1,761,267               254,769
                                                                                         ----------------     -----------------
Net increase (decrease) in cash                                                                25,365               (10,724)
Cash at beginning of period                                                                    59,890                58,748
                                                                                         ----------------     -----------------
Cash at end of period                                                                     $     85,255         $     48,024
                                                                                         ================     =================
Supplemental cash flow information:

   Cash used to pay interest                                                               $   584,369          $   446,840
   Cash used to pay income taxes                                                          $     11,550        $          173
Noncash investing activities:
   Unrealized gain (loss) on available-for-sale securities,
     net of tax                                                                           $     59,442        ($     20,583)






                         The  accompanying  notes are an integral  part of these
statements.




              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

                          (Dollar amounts in thousands)


                                                            Three Months                        Six Months
                                                             Ended August 31,                    Ended August 31,

                                                            2000             1999               2000             1999
                                                      ---------------------------------   --------------------------------

NET EARNINGS                                               $91,035          $106,503         $174,494          $209,882

Other comprehensive income, net of tax:
    Unrealized gains (losses) on available for sale
securities:
       Unrealized holding gains (losses) arising
       during the period, before tax                        161,709          (38,472)         106,735           (22,069)
     Income tax benefit (expense)                          (58,415)           15,005          (38,616)            8,608
                                                      ----------------  ---------------   ---------------  ---------------
       Unrealized holding gains (losses) arising
           during the period, net of tax                   103,294           (23,467)          68,119           (13,461)
       Less: reclassification adjustment for gains
included in net earnings, before tax                       (13,660)             (481)         (13,595)          (11,675)
     Income tax expense                                      4,942               187            4,918             4,553
                                                                        ---------------   ---------------  ---------------
                                                      ----------------
       Reclassification adjustment for gains
included in net earnings, net of tax                        (8,718)             (294)          (8,677)           (7,122)
                                                                                                           ---------------
                                                      ----------------  ---------------   ---------------
Other comprehensive income (loss)                           94,576           (23,761)          59,442           (20,583)
                                                      ----------------  ---------------   ---------------  ---------------
COMPREHENSIVE INCOME                                      $185,611        $                  $233,936          $189,299
                                                                              82,742

                                                      ================  ===============   ===============  ===============

























                  The   accompanying   notes  are  an  integral  part  of  these
statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Page 29

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 29, 2000 of Countrywide Credit Industries, Inc. (the "Company").

    Certain amounts reflected in the consolidated financial statements for the six-month period ended August 31, 1999 have been reclassified to conform to the presentation for the six-month period ended August 31, 2000.

NOTE B - MORTGAGE SERVICING RIGHTS

    The activity in mortgage servicing rights was as follows.


 ------------------------------------------------ --------------------- -------------------------
                                                                            Six Months Ended

    (Dollar amounts in thousands)                                            August 31, 2000
 ------------------------------------------------ --------------------- -------------------------
                                                                         ---------------------
    Mortgage Servicing Rights

       Balance at beginning of period                                           $5,420,239
       Additions                                                                   732,532
       Scheduled amortization                                                     (224,262)
       Hedge losses (gains) applied                                                (23,106)
                                                                         ---------------------
       Balance before valuation reserve
               at end of period                                                  5,905,403
                                                                         ---------------------

    Reserve for Impairment of Mortgage Servicing Rights

       Balance at beginning of period                                              (23,762)
       Reductions (additions)                                                         (470)
                                                                        ----------------------
       Balance at end of period                                                    (24,232)
                                                                        ----------------------
       Mortgage Servicing Rights, net                                           $5,881,171
                                                                        ======================

 ----------------------------------------------- -- ---------------- -- ---------------------- --










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

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

                                   (UNAUDITED)

Page 7

NOTE C - INVESTMENTS IN OTHER FINANCIAL INSTRUMENTS

    Investments in other financial instruments included the following.
 ------------------------------------------------------------ -----------------------------------------------------
                                                                                     August 31, February 29,

     (Dollar amounts in thousands)                                              2000                   2000
 ------------------------------------------------------------------- --- ----------------- --- ---------------- ---
     Servicing hedge instruments                                              $2,122,039            $1,784,315
     Securities purchased under agreements to resell                           1,339,011               435,593
     Mortgage-backed securities retained in securitization                       898,171               775,867
     Insurance company investment portfolio                                      535,193               520,490
     Equity securities, restricted and unrestricted                                    -                46,193
                                                                         -----------------     ----------------
                                                                              $4,894,414            $3,562,458
                                                                         =================     ================


 ------------------------------------------------------------------- --- ----------------- --- ---------------- ---

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

 ---------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                                                 August 31, 2000

                                    ---------------- - ------------------------------------ -- ---------------- ---
                                                            Gross               Gross

                                      Amortized           Unrealized         Unrealized             Fair

 (Dollar amounts in thousands)           Cost               Gains              Losses               Value
 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

      Mortgage-backed
        securities retained in

        securitization                $   913,654          $  11,131            ($26,614)         $  898,171
      Principal only securities         1,234,831             91,274             (37,135)          1,288,970
      Insurance company
        investment  portfolio             532,814              5,782              (3,403)            535,193
                                    ----------------   -----------------   ----------------    ----------------
                                       $2,681,299           $108,187            ($67,152)         $2,722,334
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
                                    ================   =================   ================    ================

 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

NOTE E - NOTES PAYABLE

    Notes payable consisted of the following.

 ------------------------------------------------------------ -----------------------------------------------------
                                                                              August 31,          February 29,
     (Dollar amounts in thousands)                                              2000                  2000
 -------------------------------------------------------------------- --                   --- ---------------- ---
                                                                         ----------------- ---
     Commercial paper                                                     $        1,982           $   103,829
     Medium-term notes, Series A, B, C, D, E, F, G, H, I
         and Euro Notes                                                        9,111,260             7,975,324
     Securities sold under agreements to repurchase                            2,258,383             1,501,409
     Subordinated notes                                                          200,000               200,000
     Other notes payable                                                           2,443                 2,063
                                                                         -----------------     ----------------
                                                                             $11,574,068            $9,782,625
                                                                         =================     ================

 -------------------------------------------------------------------- -- -----
Commercial Paper and Backup Credit Facilities

                    As of August 31, 2000, CHL, the Company's mortgage banking subsidiary, had unsecured credit agreements (revolving credit facilities) with consortiums of commercial banks permitting CHL to borrow an aggregate maximum amount of $5.0 billion. The facilities included a $4.0 billion revolving credit facility with forty-four commercial banks consisting of: (i) a five-year facility of $3.0 billion, which expires on September 24, 2002, and (ii) a one-year facility of $1.0 billion which was extended and increased to $1.2 billion on September 19, 2000 to September 19, 2001. As consideration for the facility, CHL pays annual commitment fees of $3.8 million. There is an additional one-year facility, which expires on April 11, 2001, with a total commitment of $1.0 billion. As consideration for the facility, CHL pays annual commitment fees of $0.8 million. The purpose of these credit facilities is to provide liquidity backup for CHL's commercial paper program. No amount was outstanding under these revolving credit facilities at August 31, 2000. The weighted average borrowing rate on commercial paper borrowings for the six months ended August 31, 2000 was 6.46%. The weighted average borrowing rate on commercial paper outstanding as of August 31, 2000 was 6.62%. In addition, CHL has entered into a $1.1 billion asset backed commercial paper conduit facility with four commercial banks. This facility has a maturity date of November 21,
2000. As consideration for this facility, CHL pays annual commitment fees of $1.4 million. Loans made under this facility are secured by conforming and non-conforming mortgage loans. No amount was outstanding under this facility at August 31, 2000. All of the facilities contain various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL.

NOTE E - NOTES PAYABLE  (Continued)

Medium-Term Notes

    As of August 31, 2000, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission or issued by CHL pursuant to its Euro medium-term note program were as follows.

---------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                                        Outstanding Balance               Interest Rate             Maturity Date

                                                                     ----------------------  ----------------------------
                         -------------------------------------------
                         Floating-Rate   Fixed-Rate       Total         From        To           From            To
                         ------------------------------------------- ----------- ----------  -------------- -------------

      Series A                       -       $96,500      $96,500       7.41%       8.79%    Aug. 2001      Mar. 2002

      Series B                       -       251,000      251,000       6.65%       6.98%    Mar. 2003      Aug. 2005

      Series C                 105,000       127,000      232,000       5.88%       7.78%    Mar. 2001      Mar. 2004

      Series D                       -       385,000      385,000       6.05%       6.88%    Mar. 2001      Sep. 2005

      Series E                       -       655,000      655,000       6.94%       7.45%    Sep. 2003      Oct. 2008

      Series F                 311,000     1,344,000    1,655,000       6.16%       7.36%    Oct. 2000      May 2013

        Series G                 5,000       581,000      586,000       5.35%       7.23%    Oct. 2000      Nov. 2018

        Series H               611,500     2,049,000    2,660,500       6.25%       8.25%    May 2001       Oct. 2019

      Series I                 238,000       187,000      425,000       7.15%       8.00%    June 2001      Aug. 2015

        Euro Notes             652,406     1,512,854    2,165,260       6.10%       8.11%    Nov. 2000      Jan. 2009

                         -------------------------------------------
     Total                  $1,922,906    $7,188,354   $9,111,260
                         ===========================================

---------------------------------------------------------------------------------------------------------------------------

    As of August 31, 2000, substantially all of the outstanding fixed-rate notes had been effectively converted through interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the six-months ended August 31, 2000, including the effect of the interest rate swap agreements, was 6.88%. As of August 31, 2000, there were $1,511 million foreign currency denominated notes issued pursuant to the Euro medium-term notes program outstanding. Such notes are denominated in Deutsche Marks, French Francs, Portuguese Escudos, Japanese Yen and Euros. The Company manages the associated foreign currency risk by entering into currency swaps. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into U.S. dollars.

Securities Sold Under Agreements to Repurchase

    The Company routinely enters into short-term financing arrangements to sell MBS under agreements to repurchase. The weighted average borrowing rate for the six-months ended August 31, 2000 was 6.44%. The weighted average borrowing rate on repurchase agreements outstanding as of August 31, 2000, was 6.59%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers or banks. All agreements are to repurchase the same or substantially identical MBS.

Pre-Sale Funding Facilities

    As of August 31, 2000, CHL had uncommitted revolving credit facilities with the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The credit facilities are secured by conforming mortgage loans that are in the process of being pooled into MBS. As of August 31, 2000, the Company had no outstanding borrowings under either of these facilities.

NOTE F - FINANCIAL INSTRUMENTS

    The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge.

-------------------------------------- -------------------- -------------------- ------------------ ---------------------
(Dollar amounts in millions)                 Balance,                              Dispositions/          Balance,
                                        February 29, 2000        Additions          Expirations          August 31,
                                                                                                            2000

-------------------------------------- -------------------- -------------------- ------------------ ---------------------

Interest Rate Floors                         $50,500                1,000               (5,000)           $46,500
Long Call Options on
  Interest Rate Futures                      $15,000                6,550              (20,000)            $1,550
Long Put Options on
  Interest Rate Futures                       $1,750                3,500                    -             $5,250
Long Call Options on MBS                      $8,561                    -               (4,000)            $4,561
Capped Swaps                                  $1,000                    -                    -             $1,000
Interest Rate Swaps                           $1,500                    -                    -             $1,500
Interest Rate Cap                             $2,500                1,500               (1,500)            $2,500
Swaptions                                    $36,250               17,000               (1,000)           $52,250
Principal - Only Swaps                             -                  125                    -               $125

-------------------------------------- -------------------- -------------------- ------------------ ---------------------


Fair Value of Financial Instruments

    The following disclosure of the estimated fair value of financial instruments as of August 31, 2000 and February 29, 2000 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

 ---- ------------------------------------------------ ---------------------------------- --- ----------------------------

                                                                August 31, 2000                    February 29, 2000
      (Dollar amounts in thousands)                      Carrying           Estimated       Carrying           Estimated
                                                          Amount           fair value        amount           fair value
      Assets:
          Mortgage loans and mortgage-backed securities
             held for sale                              $1,399,375         $1,399,375       $2,653,183        $2,653,183
            Trading securities                           3,324,807          3,324,807        1,984,031         1,984,031
          Items included in investments in other financial instruments:

             Principal only securities purchased         1,288,970          1,288,970          952,840           952,840
             Mortgage-backed securities retained in
                securitizations                            898,171            898,171          775,867           775,867
             Insurance Company investment
                portfolio                                  535,193            535,193          520,490           520,490
             Securities purchased with agreements to rese1,339,011          1,339,011          435,593           435,593
             Equity       Securities       -       restricted
      and                                                        -                  -           46,193            46,193
                unrestricted
          Items included in other assets:

             Rewarehoused FHA and VA loans                 249,726            249,726          336,273           336,273
             Loans held for investment                     229,259            229,259          177,330           177,330
             Receivables related to broker-dealer activitie399,441            399,441           22,612            22,612

      Liabilities:
          Notes payable                                 11,574,068         11,136,874        9,782,625         9,459,011
          Securities sold not yet purchased                241,367            241,367          181,903           181,903

      Company-obligated   mandatorily   redeemable  Capital  trust  pass-through
          securities of subsidiary trusts holding solely Company

            guaranteed          related          subordinat500,000            472,863          500,000           489,744
      debt

      Derivatives:
          Interest rate floors                             380,441            260,980          411,278           180,360
          Forward contracts on MBS                           3,421            (30,002)         (11,080)          (13,511)
          Options on MBS                                    67,329             37,751           75,950            32,415
          Options on interest rate futures                  15,982              3,162            8,921             6,032
          Interest rate caps                                20,576              8,672           47,348            39,088
          Capped Swaps                                      (2,668)            (4,031)          (5,619)           (8,040)
          Swaptions                                        388,755            136,578          341,039            76,254
          Interest rate swaps                              (22,060)          (469,855)         (23,228)         (457,051)
          Principal - only swaps                             1,791              1,791                -                 -

      Short-term commitments to extend credit                    -             72,900                -            52,500
 ---- ------------------------------------------------ --------------- -- ------------- -- ------------- --- -------------

    The fair value estimates as of August 31, 2000 and February 29, 2000 are based on pertinent information that was available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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
 ---- ----------------------------------------- ---- -------------------------------------------------
                                                              August 31,                 February 29,
      (Dollar amounts in thousands)                               2000                       2000
 ---- ---------------------------------------------- ------- -------------- ----------- --------------
       Balance Sheets:

       Mortgage loans and mortgage-backed
           securities held for sale                            $ 1,399,375                $ 2,653,183
       Mortgage servicing rights, net                            5,881,171                  5,396,477
       Other assets                                              7,573,508                  5,240,247
                                                             --------------             --------------
         Total assets                                          $14,854,054                $13,289,907
                                                             ==============             ==============

        Short- and long-term debt                              $10,199,401                $ 9,224,956
        Other liabilities                                        2,052,856                  1,632,106
        Equity                                                   2,601,797                  2,432,845
                                                             --------------             --------------
          Total liabilities and equity                         $14,854,054                $13,289,907
                                                             ==============             ==============


 ---- ---------------------------------------------- ------- -------------- -

 ----- ----------------------------------------- --- ---------------------------

                                                                 Six Months Ended August 31,

       (Dollar amounts in thousands)                                2000                      1999
 ----- --------------------------------------------- ------- --------------- ---------- --------------- ---------
                                                             --------------- ---------- --------------- ---------
       Statements of Earnings:

         Revenues                                                $620,255                  $783,355
         Expenses                                                 452,740                   509,314
         Provision for income taxes                                61,143                   106,876
                                                             ---------------            ---------------
           Net earnings                                          $106,372                  $167,165
                                                             ===============            ===============

 ----- --------------------------------------------- ------- --------------- -

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

NOTE I - SEGMENTS AND RELATED INFORMATION (Continued)

    The Processing and Technology segment activities include mortgage servicing, as well as mortgage subservicing and subprocessing for other domestic financial institutions and foreign financial institutions (through Global Home Loans, Limited). The Capital Markets segment purchases mortgage loans through the Correspondent Lending Division, acts as a broker/dealer specializing in mortgages and mortgage-related securities through Countrywide Securities Corporation ("CSC"), and as an agent, facilitates the purchase and sale of bulk servicing rights through Countrywide Servicing Exchange, Inc. ("CSE"). The B2B Insurance Segment includes the activities of Balboa Life and Casualty ("Balboa"), an insurance carrier that offers property and casualty insurance (specializing in creditor-placed insurance), and life and disability insurance, along with Second Charter, Inc., a mortgage reinsurance company. Included in the tables below labeled "Other" is the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements.

-------------------------------------------------------------------

                                                  For the six months ended August 31, 2000
                              Consumer Businesses                      Institutional Businesses

                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------
                     Mortgage-Related Processing

                     Mortgage  InvestmentsB2C                      and        Capital   B2B

(Dollars in thousandOriginations          Insurance    Total       Technology Markets   Insurance   Total        Other       Total
------------------- ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- ---------

External revenues    $435,904  $252,544    $19,156   $707,604      $  16,844  $116,347  $142,231  $275,422        $3,841  $986,867
Intersegment revenues       -  (131,651)          -  (131,651)      131,651          -        -    131,651             -         -
                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- ---------
    Total revenues   $435,904  $120,893    $19,156   $575,953      $148,495   $116,347  $142,231  $407,073        $3,841  $986,867
                    ========== ========== ========= ===========    ========== ========= ========= ==========    ======== ========

Segment earnings

   (pre-tax)          $60,354  $117,378     $1,949   $179,681       $24,679    $38,489  $30,002    $93,170          $289  $273,140

Segment assets      $1,491,224 $9,202,073  $58,290  $10,751,587    $164,802   $6,412,999 $865,441  $7,443,242    $59,429 $18,254,258

------------------- ---------- ---------- --------- ----------- -- ---------- --------- --------- ---------- -- -------- --------

-------------------------------------------------------------------------------------------------------------------------------

                                                  For the six months ended August 31, 1999
                              Consumer Businesses                      Institutional Businesses

                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------
                           Mortgage-Related Processing

                    Mortgage   InvestmentsB2C                      and        Capital   B2B
(Dollars in thousandOriginations          Insurance    Total       Technology Markets   Insurance   Total        Other       Total
------------------- ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- --------

External revenues   $619,463   $184,385    $15,242    $819,090     $  13,113  $130,101  $12,225   $155,439       $9,412   $983,941
Intersegment revenues      -   (111,191)         -    (111,191)     111,191          -       -     111,191            -          -
                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- ---------
    Total revenues  $619,463   $  73,194   $15,242    $707,899     $124,304   $130,101  $12,225   $266,630       $9,412   $983,941
                    ========== ========== ========= ===========    ========== ========= ========= ==========    ======== ========

Segment earnings

   (pre-tax)        $193,950    $61,232     $2,207    $257,389      $17,352    $57,949  $12,099    $87,400        ($720)  $344,069

Segment assets      $3,700,124 $8,111,368  $32,735  $11,844,227    $118,072   $4,054,130$40,855   $4,213,057    $174,161 $16,231,445

------------------- ---------- ---------- --------- ----------- -- ---------- --------- --------- ---------- -- -------- ---------

NOTE J - SUBSEQUENT EVENTS

On September 19, 2000, CHL renewed the $1.0 billion one-year portion of the $4.0 billion revolving credit facility. This renewal raised the facility to $1.2 billion and will expire on September 19, 2001.

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

    The following table presents basic and diluted EPS for the three and six months ended August 31, 2000 and 1999.

------------------------ -- -- ----- ------------------------------------ -- ----- ----
                            Three Months Ended August

                                     31,

                         -- -- ----- ------------------------------------ -- ----- ----
                                     2000                             1999
                         --------- --------- ---------   ---------- --------- ---------
(Dollar amounts in                           Per-Share                        Per-Share
thousands, except per    Net                  Amount     Net                   Amount

share data)              Earnings   Shares               Earnings    Shares

------------------------           --------- ---------              --------- ---------
                         ---------                       ----------
Net earnings              $91,035                         $106,503
                         =========                       ==========

Basic EPS

Net earnings available

to common shareholders    $91,035   114,302     $0.80     $106,503   112,991     $0.94

Effect of dilutive

stock options               -         3,842                  -         4,355
                         --------- ---------             ---------- ---------

Diluted EPS

Net earnings available

to common shareholders    $91,035   118,144     $0.77     $106,503   117,346     $0.91
                         ========= =========             ========== =========

------------------------ --------- --------- --------- - ---------- --------- ---------

------------------------ -- -- ----- ------------------------------------ -- ----- ----
                          Six Months Ended August 31,

                         -- -- ----- ------------------------------------ -- ----- ----
                                     2000                             1999
                         --------- --------- ---------   ---------- --------- ---------
(Dollar amounts in                           Per-Share                        Per-Share
thousands, except per    Net                  Amount     Net                   Amount

share data)              Earnings   Shares               Earnings    Shares

------------------------           --------- ---------              --------- ---------
                         ---------                       ----------
Net earnings             $174,494                         $209,882
                         =========                       ==========

Basic EPS

Net earnings available

to common shareholders   $174,494   114,047     $1.53     $209,882   112,871     $1.86

Effect of dilutive

stock options               -         3,180                  -         4,568
                         --------- ---------             ---------- ---------

Diluted EPS

Net earnings available

to common shareholders   $174,494   117,227     $1.49     $209,882   117,439     $1.79
                         ========= =========             ========== =========

------------------------ --------- --------- ----

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

Quarter Ended August 31, 2000 Compared to Quarter Ended August 31, 1999

OPERATING SEGMENT RESULTS

    The Company's pre-tax earnings by segment is summarized below.

-------------------------------------------- --------------------------------------- --------
                                                       Three Months Ended

       (Dollar amounts in thousands)                       August 31,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          --------------
Consumer Businesses:
    Mortgage Originations                       $32,800                $81,800
    Mortgage-Related Investments                 55,212                 45,212
    B2C Insurance                                   889                  1,015
                                             -------------          --------------
         Total Consumer Business                 88,901                128,027

Institutional Businesses:
    Processing and Technology                    14,174                 10,851
    Capital Markets                              21,588                 29,904
    B2B Insurance                                15,754                  6,216
                                                                    --------------
                                             -------------
         Total Institutional Business            51,516                 46,971
Other                                             1,798                   (403)
                                             -------------          --------------
Pre-tax Earnings                               $142,215               $174,595
                                             =============          ==============

------------------------------------------------------------------------

Mortgage Originations Segment

    The Mortgage Originations segment activities include loan origination through the Company's retail branch network (Consumer Markets Division and Full Spectrum Lending, Inc.) and the Wholesale Division, the warehousing and sales of such loans and loan closing services.

    Total Consumer Mortgage loan production by Division is summarized below.

-------------------------------------------- ---------------------------

       (Dollar amounts in millions)                     Loan Production

                                                       Three Months Ended
                                                           August 31,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          ----------------
Consumer Mortgages:
    Consumer Markets Division                    $4,386               $  6,054
    Wholesale Lending Division                    4,356                  5,458
      Full Spectrum Lending, Inc.                   402                    379
                                             -------------          ----------------
    Total                                        $9,144                $11,891
                                             =============          ================

---------------------------------------------------------------------------------------------

    The decline in pre-tax earnings of $49.0 million in the quarter ended August 31, 2000 as compared to the quarter ended August 31, 1999 was primarily attributable to lower prime credit quality first mortgage loan production and reduced margins on prime credit quality first mortgages driven by a significant reduction in refinances. These declines were partially offset by increased margins on sub-prime loans and a reduction in expenses.

Mortgage-Related Investments Segment

    Mortgage-Related Investment segment activities include investments in assets retained in the mortgage securitization process, including mortgage servicing rights, residual interests in asset-backed securities and other mortgage-related assets.

    The increase in pre-tax earnings of $10.0 million in the quarter ended August 31, 2000 as compared to the quarter ended August 31, 1999 was primarily due to an increase in servicing revenues resulting from servicing portfolio growth and improved performance of the residual investments. As of August 31, 2000, the Company serviced $270.5 billion of loans (including $5.9 billion of loans subserviced for others), up from $236.7 billion (including $4.3 billion of loans subserviced for others) as of August 31, 1999, a 14% increase. These positive factors were partially offset by increased interest expense related to financing the mortgage-related investments, increased impairment of MSRs and higher servicing expenses driven by the growth in the servicing portfolio, including the subservicing fee paid to the Processing and Technology sector. The growth in the Company's servicing portfolio since August 31, 1999 was the result of loan production volume and the acquisition of bulk servicing rights. This was partially offset by prepayments, partial prepayments and scheduled amortization.

    During the quarter ended August 31, 2000, the annual prepayment rate of the Company's servicing portfolio was 10%, compared to 15% for the quarter ended August 31, 1999. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the housing market. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio as of August 31, 2000 was 7.8% compared to 7.4% as of August 31, 1999.

B2C Insurance Segment

    B2C Insurance segment activities include the operations of Countrywide Insurance Services ("CIS"), an insurance agency that provides homeowners, life, disability and automobile as well as other forms of insurance, primarily to the Company's mortgage customers. The decrease in pre-tax earnings of $0.1 million in the quarter ended August 31, 2000 as compared to the quarter ended August 31, 1999 was primarily due to a slight decline in new policies sold.

Processing and Technology Segment

    Processing and Technology segment activities include mortgage servicing, as well as mortgage subservicing and subprocessing for other domestic and foreign financial institutions. The increase in pre-tax earnings of $3.3 million in the quarter ended August 31, 2000 as compared to the quarter ended August 31, 1999 was primarily due to growth in the servicing portfolio and subprocessing for foreign financial institutions.

Capital Markets Segment

    Capital Markets segment activities include primarily the operations of Countrywide Securities Corporation ("CSC"), a registered broker-dealer specializing in the secondary mortgage market, and the Correspondent Lending Division ("CLD"), through which the Company purchases closed loans from mortgage bankers, commercial banks and other financial institutions. The decrease in pre-tax earnings of $8.3 million in the quarter ended August 31, 2000 as compared to the quarter ended August 31, 1999 was primarily due to CLD's decreased production volume attributable primarily to the decline in refinance activity. This decline was partially offset by increased profitability of CSC, driven by higher trading volumes.

B2B Insurance Segment

    B2B Insurance segment includes the activities of Balboa, an insurance carrier that offers property and casualty insurance (specializing in creditor placed insurance), and life and disability insurance together with the activities of Second Charter Reinsurance Company, a mortgage reinsurance company. The increase in pre-tax earnings of $9.5 million in the quarter ended August 31, 2000 as compared to the quarter ended August 31, 1999 was due to the acquisition of Balboa (on November 30, 1999) and increased mortgage reinsurance premium volume.

Other

     The increase in pre-tax earnings in the quarter ended August 31, 2000 is a result of the Company selling it's investment in equity securities which resulted in a pre-tax gain of $4.9 million.

CONSOLIDATED EARNINGS PERFORMANCE

     Revenues for the quarter ended August 31, 2000 increased 4% to $512.3 million, up from $491.1 million for the quarter ended August 31, 1999. Net earnings decreased 15% to $91.0 million for the quarter ended August 31, 2000, down from $106.5 million for the quarter ended August 31, 1999. The increase in revenues for the quarter ended August 31, 2000 compared to the quarter ended August 31, 1999 was primarily due to the acquisition of Balboa Life and Casualty ("Balboa") on November 30, 1999. Revenues for the quarter ended August 31, 2000, excluding Balboa, decreased 9% compared to the same quarter of the prior year. The decline in revenues, excluding Balboa, and net earnings for the quarter ended August 31, 2000 compared to the quarter ended August 31, 1999 was primarily due to a decrease in prime, first lien, loan originations attributable to a decline in loan refinancings. This was partially offset by increased net earnings from mortgage-related investments and the B2B insurance segment, together with increased production of non-traditional loan products (home equity and sub-prime loans).

     The total volume of loans produced by the Company decreased 17% to $16.2 billion for the quarter ended August 31, 2000, down from $19.6 billion for the quarter ended August 31, 1999. The decrease in loan production was primarily due to a decrease in the mortgage origination market and a decrease in market share driven largely by a reduction in refinances.

     Total loan production by purpose and by interest rate type is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

                                                       Three Months Ended
                                                           August 31,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          ----------------
    Purchase                                    $13,405                $13,712
    Refinance                                     2,789                  5,913
                                             -------------          ----------------
    Total                                       $16,194                $19,625
                                             =============          ================
                                             -------------          ----------------

    Fixed Rate                                  $13,725                $16,809
    Adjustable Rate                               2,469                  2,816
                                             -------------          ----------------
    Total                                       $16,194                $19,625
                                             =============          ================

---------------------------------------------------------------------------------------------

    Total loan production by Segment is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

                                                       Three Months Ended
                                                           August 31,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          ----------------
                                             -------------          ----------------
Consumer Mortgages                               $9,144                $11,891
Correspondent Lending Division                    7,050                  7,734
                                             -------------          ----------------
    Total                                       $16,194                $19,625
                                             =============          ================

-----------------------------------------------------------------------------

    The factors which affect the relative volume of production among the Company's Segments include the price competitiveness of each Segment's various product offerings, the level of mortgage lending activity in each Segment's market and the success of each segment's sales and marketing efforts.

    Non-traditional loan production (which is included in the Company's total volume of loans produced) is summarized below.

-------------------------------------------- --------------------------------------- --------
                                                        Non-Traditional

       (Dollar amounts in millions)                     Loan Production

                                                       Three Months Ended
                                                           August 31,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          ----------------
    Sub-prime                                    $1,392                 $1,318
    Home Equity                                   1,139                  1,154
                                             -------------          ----------------
    Total                                        $2,531                 $2,472
                                             =============          ================

---------------------------------------------------------------------------------------------

    Loan production revenue decreased in the quarter ended August 31, 2000 as compared to the quarter ended August 31, 1999 due to lower production and reduced margins on prime credit quality, first lien, mortgages driven by a significant reduction in refinances. In addition, a change in divisional mix contributed to the decline. Consumer Mortgages (which, due to their cost structures, charge higher fees per dollar loaned than the Correspondent division) comprised a lower percentage of total production in the quarter ended August 31, 2000 as compared to the quarter ended August 31, 1999. These declines were partially offset by improved margins of sub-prime loans during the quarter ended August 31, 2000. Sub-prime loans contributed $62.2 million to the gain on sale of loans in the quarter ended August 31, 2000 and $48.2 million in the quarter ended August 31, 1999. The sale of home equity loans contributed $28.4 million and $26.5 million to gain on sale of loans in the quarter ended August 31, 2000 and the quarter ended August 31, 1999, respectively. In general, loan origination fees and gain on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, and movements of interest rates.

    Net interest income (interest earned net of interest charges) of $2.3 million for the quarter ended August 31, 2000, was down from net interest income of $33.2 million for the quarter ended August 31, 1999. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan inventory ($31.2 million and $51.3 million for the quarter ended August 31, 2000 and the quarter ended August 31, 1999, respectively); (ii) interest expense related to the Company's mortgage-related investments ($100.9 million and $63.6 million for the quarters ended August 31, 2000 and August 31, 1999, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($61.0 million and $41.2 million for the quarters ended August 31, 2000 and August 31, 1999, respectively.

    The decrease in net interest income from the mortgage loan inventory was primarily attributable to lower inventory levels combined with a lower net earnings rate during the quarter ended August 31, 2000. The increase in interest expense related to mortgage-related investments resulted primarily from an increase in amounts financed coupled with an increase in short-term interest rates. The increase in net interest income earned from the custodial balances was primarily due to an increase in the earnings rate from the quarter ended August 31, 1999 to the quarter ended August 31, 2000.

    The Company recorded MSR amortization for the quarter ended August 31, 2000 totaling $116.0 million compared to $118.1 million for the quarter ended August 31, 1999. The Company recorded impairment of $26.9 million for the quarter ended August 31, 2000 compared to recovery of previous impairment of $54.3 for the quarter ended August 31, 1999. The primary factors affecting the amount of amortization and impairment or impairment recovery of MSRs recorded in an accounting period are the level of prepayments during the period and the change, if any, in estimated future prepayments. To mitigate the effect on earnings of MSR impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge").

    In the quarter ended August 31, 2000, the Company recognized a net benefit of $8.9 million from its Servicing Hedge. The net benefit included unrealized net gains of $26.9 million and realized net expense of $18.0 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization. In the quarter ended August 31, 1999, the Company recognized a net expense of $65.6 million from its Servicing Hedge. The net expense included unrealized net losses of $37.1 million and realized net expense of $28.5 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization.

    The financial instruments that comprised the Servicing Hedge included interest rate floors, principal only securities (P/O Securities"), options on interest rate swaps ("Swaptions"), options on MBS, options on interest rate futures, interest rate swaps, interest rate swaps with the Company's maximum payment capped ("Capped Swaps"), principal only swaps ("P/O Swaps") and interest rate caps.

    The Servicing Hedge is designed to protect the value of the MSRs from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of the hedge instruments declines. With respect to the floors, options on interest rate futures and MBS, caps, Swaptions and P/O securities, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. With respect to the Interest Rate Swaps contracts entered into by the Company as of August 31, 2000, the Company estimates that its maximum exposure to loss over the contractual terms is $1 million. With respect to the Capped Swaps contracts entered into by the Company as of August 31, 2000, the Company estimates that its maximum exposure to loss over the contractual terms is $2 million. With respect to the P/O Swaps contracts entered into by the Company as of August 31, 2000, the Company estimates that its maximum exposure to loss over the contractual terms is $16 million.



    Salaries and related  expenses are  summarized  below for the quarters ended
August 31, 2000 and 1999.
 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                   Quarter Ended August 31, 2000
      thousands)

                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                         Consumer          Institutional          Corporate
                                        Businesses           Businesses         Administration          Total

 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

      Base Salaries                         $64,862            $36,531             $26,568               $127,961

      Incentive Bonus                        26,991             10,129               4,633                 41,753

      Payroll Taxes and Benefits             10,339              5,319               3,530                 19,188
                                     -----------------    ----------------    -----------------   ------------------
      Total Salaries and Related

            Expenses                       $102,192            $51,979             $34,731               $188,902
                                     =================    ================    =================   ==================

      Average      Number     of              6,238              3,786                1,694                11,718
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

                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                         Consumer          Institutional          Corporate
                                        Businesses           Businesses         Administration          Total

 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

      Base Salaries                         $73,415            $23,711             $26,419               $119,126

      Incentive Bonus                        30,790              6,267               5,107                 42,163

      Payroll Taxes and Benefits             10,943              3,185               4,492                 23,040
                                     -----------------    ----------------    -----------------   ------------------
      Total Salaries and Related

            Expenses                       $115,148            $33,163             $36,018               $184,329
                                     =================    ================    =================   ==================

      Average      Number     of              6,780              2,628                1,855                11,263
      Employees

 ---- --------------------------- -- ----------------- -- ---------------- --
    The amount of salaries increased during the quarter ended August 31, 2000 as compared to the quarter ended August 31, 1999 primarily due to an increase in staff in the institutional businesses due to a larger servicing portfolio and the acquisition of Balboa on November 30, 1999. The overall increase was partially offset by a decrease in consumer businesses due to a decline in mortgage originations. Incentive bonuses earned during the quarter ended August 31, 2000 also decreased primarily due to the decline in mortgage originations.

    Occupancy and other office expenses for the quarter ended August 31, 2000 increased to $69.7 million from $68.2 million for the quarter ended August 31, 1999. The increase was primarily due to the acquisition of Balboa partially offset by the continued effort of reducing costs in the production areas as a result of a decline in mortgage originations.

    Marketing expenses for the quarter ended August 31, 2000 decreased 5% to $20.0 million as compared to $21.1 million for the quarter ended August 31, 1999. This was primarily due to the initiation of cost reduction measures in the production areas as a result of a decline in mortgage originations.

    Insurance net losses are attributable to insurance claims in the B2B Insurance segment. Insurance losses were $25.8 million for the quarter ended August 31, 2000. These losses will increase or decrease during a period depending primarily on the volume of claims caused by natural disasters.

    Other operating expenses were $65.6 million for the quarter ended August 31, 2000 as compared to $42.9 million for the quarter ended August 31, 1999. The increase was primarily due to the acquisition of Balboa on November 30, 1999.

Six Months Ended August 31, 2000 Compared to Six Months Ended August 31, 1999

OPERATING SEGMENT RESULTS

    The Company's pre-tax earnings by segment is summarized below.

-------------------------------------------- --------------------------------------- --------
                                                        Six months ended

       (Dollar amounts in thousands)                       August 31,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          --------------
Consumer Businesses:
    Mortgage Originations                       $60,354               $193,950
    Mortgage-Related Investments                117,378                 61,232
    B2C Insurance                                 1,949                  2,207
                                             -------------          --------------
         Total Consumer Business                179,681                257,389

Institutional Businesses:
    Processing and Technology                    24,679                 17,352
    Capital Markets                              38,489                 57,949
    B2B Insurance                                30,002                 12,099
                                                                    --------------
                                             -------------
         Total Institutional Business            93,170                 87,400
Other                                               289                   (720)
                                             -------------          --------------
Pre-tax Earnings                               $273,140               $344,069
                                             =============          ==============

------------------------------------------------------------

Mortgage Originations Segment

    The Mortgage Originations segment activities include loan origination through the Company's retail branch network (Consumer Markets Division and Full Spectrum Lending, Inc.) and the Wholesale Division, the warehousing and sales of such loans and loan closing services.

    Total consumer mortgage loan production by Division is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

                                                        Six Months Ended
                                                           August 31,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          ----------------
Consumer Mortgages:
    Consumer Markets Division                    $8,428              $  13,089
    Wholesale Lending Division                    8,418                 12,580
      Full Spectrum Lending, Inc.                   823                    703
                                             -------------          ----------------
    Total                                       $17,669                $26,372
                                             =============          ================

--------------------------------------------------------------

    The decline in pre-tax earnings of $133.6 million in the six months ended August 31, 2000 as compared to the six months ended August 31, 1999 was primarily attributable to lower prime credit quality first mortgage loan production and reduced margins on prime credit quality first mortgages driven by a significant reduction in refinances. These declines were partially offset by increased loan production and sales of higher margin home equity and sub-prime loans and a reduction in expenses.

Mortgage-Related Investments Segment

    Mortgage-Related Investment segment activities include investments in assets retained in the mortgage securitization process, including mortgage servicing rights, residual interests in asset-backed securities and other mortgage-related assets.

    The increase in pre-tax earnings of $56.1 million in the six months ended August 31, 2000 as compared to the six months ended August 31, 1999 was primarily due to an increase in servicing revenues resulting from servicing portfolio growth, a reduction in MSR amortization attributable to rising mortgage rates and improved performance of the residual investments. These positive factors were partially offset by increased interest expense related to financing the mortgage-related investments and higher servicing expenses driven by the growth in the servicing portfolio, including the subservicing fee paid to the processing and technology sector. The growth in the Company's servicing portfolio since August 31, 1999 was the result of loan production volume and the acquisition of bulk servicing rights. This was partially offset by prepayments, partial prepayments and scheduled amortization.

    During the six months ended August 31, 2000, the annual prepayment rate of the Company's servicing portfolio was 10%, compared to 18% for the six months ended August 31, 1999. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the housing market.

B2C Insurance Segment

    B2C Insurance segment activities include the operations of an insurance agency, Countrywide Insurance Services ("CIS"), an insurance agency that provides homeowners, life, disability and automobile as well as other forms of insurance, primarily to the Company's mortgage customers. The decrease in pre-tax earnings of $0.3 in the six months ended August 31, 2000 as compared to the six months ended August 31, 1999 was primarily due to a slight decline in new policies sold.

Processing and Technology Segment

    Processing and Technology segment activities include mortgage servicing, as well as mortgage subservicing and subprocessing for other domestic and foreign financial institutions. The increase in pre-tax earnings of $7.3 million in the six months ended August 31, 2000 as compared to the six months ended August 31, 1999 was primarily due to growth in the servicing portfolio and subprocessing.

Capital Markets Segment

    Capital Markets segment activities include primarily the operations of Countrywide Securities Corporation ("CSC"), a registered broker-dealer specializing in the secondary mortgage market, and the Correspondent Lending Division ("CLD"), through which the Company purchases closed loans from mortgage bankers, commercial banks and other financial institutions. The decrease in pre-tax earnings of $19.5 million in the six months ended August 31, 2000 as compared to the six months ended August 31, 1999 was primarily due to CLD's decreased production volume attributable primarily to the decline in refinance activity.

B2B Insurance Segment

    B2B Insurance segment includes the activities of Balboa, an insurance carrier that offers property and casualty insurance (specializing in creditor placed insurance), and life and disability insurance together with the activities of Second Charter Reinsurance Company, a mortgage reinsurance company. The increase in pre-tax earnings of $17.9 million in the six months ended August 31, 2000 as compared to the six months ended August 31, 1999 was due to the acquisition of Balboa and increased mortgage reinsurance premium volume.

CONSOLIDATED EARNINGS PERFORMANCE

     Revenues for the six months ended August 31, 2000 increased to $986.9 million, up from $983.9 million for the six months ended August 31, 1999. Net earnings decreased 17% to $174.5 million for the six months ended August 31, 2000, down from $209.9 million for the six months ended August 31, 1999. The increase in revenues for the six months ended August 31, 2000 compared to the six months ended August 31, 1999 was primarily due to acquisition of Balboa on November 30, 1999. Revenues for the six months ended August 31, 2000, excluding Balboa, decreased 13% compared to the six months ended August 31, 1999. The decline in revenues, excluding Balboa, and net earnings for the six months ended August 31, 2000 compared to the six months ended August 31, 1999 was primarily due to a decline in prime, first line, loan originations attributable to a decline in loan refinancings. The decline was partially offset by increased net earnings from the mortgage-related investments and the B2B insurance segment, combined with increased production and sales of non-traditional loan products (home equity and sub-prime loans).

     The total volume of loans produced by the Company decreased 28% to $30.7 billion for the six months ended August 31, 2000, down from $42.8 billion for the six months ended August 31, 1999. The decrease in loan production was primarily due to a decrease in the mortgage market, driven largely by a reduction in refinances.

     Total loan production by purpose and by interest rate type is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

                                                        Six Months Ended
                                                           August 31,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          ----------------
    Purchase                                    $25,000                $25,434
    Refinance                                     5,740                 17,384
                                             -------------          ----------------
    Total                                       $30,740                $42,818
                                             =============          ================
                                             -------------          ----------------

    Fixed Rate                                  $24,870                $38,420
    Adjustable Rate                               5,870                  4,398
                                             -------------          ----------------
    Total                                       $30,740                $42,818
                                             =============          ================

---------------------------------------------------------------------------------------------

     Total loan production by Segment is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

                                                        Six Months Ended
                                                           August 31,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          ----------------
                                             -------------          ----------------
Consumer Mortgages                              $17,669                $26,372
Correspondent Lending Division                   13,071                 16,446
                                             -------------          ----------------
    Total                                       $30,740                $42,818
                                             =============          ================


--------------------------------------------------------------------

    The factors which affect the relative volume of production among the Company's Segments include the price competitiveness of each Segment's product offerings, the level of mortgage lending activity in each Segment's market and the success of each Segment's sales and marketing efforts.

    Non-traditional loan production (which is included in the Company's total volume of loans produced) is summarized below.

-------------------------------------------- --------------------------------------- --------
                                                        Non-Traditional

       (Dollar amounts in millions)                     Loan Production

                                                        Six Months Ended
                                                           August 31,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          ----------------
    Sub-prime                                    $2,832                 $2,087
    Home Equity                                   2,270                  1,871
                                             -------------          ----------------
    Total                                        $5,102                 $3,958
                                             =============          ================

---------------------------------------------------------------------

    Loan production revenues decreased in the six months ended August 31, 2000 as compared to the six months ended August 31, 1999 due to lower production and reduced margins on prime credit quality first mortgages driven by a significant reduction in refinances. These declines were partially offset by increased production and sales during the six months ended August 31, 2000 of higher margin home equity and sub-prime loans.

    Net interest expense (interest earned net of interest charges) of $0.6 million for the six months ended August 31, 2000, was down from net interest income of $62.7 million for the six months ended August 31, 1999. Net interest income (expense) is principally a function of: (i) net interest income earned from the Company's mortgage loan inventory ($51.8 million and $98.5 million for the six months ended August 31, 2000 and the six months ended August 31, 1999, respectively); (ii) interest expense related to the Company's mortgage-related investments ($187.7 million and $130.4 million for the six months ended August 31, 2000 and August 31, 1999, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($112.8 million and $84.3 million for the six months ended August 31, 2000 and August 31, 1999, respectively).

    The decrease in net interest income from the mortgage loan inventory was primarily attributable to lower inventory levels combined with a lower net earnings rate during the six months ended August 31, 2000. The increase in interest expense related to mortgage-related investments resulted primarily from an increase in amounts financed coupled with an increase in short-term interest rates. The increase in net interest income earned from the custodial balances was primarily due to an increase in the earnings rate and an increase in the average custodial balances.

    The Company recorded MSR amortization for the six months ended August 31, 2000 totaling $224.2 million compared to $245.1 million for the six months ended August 31, 1999. The Company recorded impairment of $23.6 million for the six months ended August 31, 2000 compared to recovery of previous impairment of $205.8 million for the six months ended August 31, 1999. The primary factors affecting the amount of amortization and impairment recovery of MSRs recorded in an accounting period are the level of prepayments during the period and the change, if any, in estimated future prepayments. To mitigate the effect on earnings of MSR impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge").

    In the six months ended August 31, 2000, the Company recognized a net expense of $4.4 million from its Servicing Hedge. The net expense included unrealized net gains of $20.2 million and realized net expense of $24.6 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization. In the six months ended August 31, 1999, the Company recognized a net expense of $237.0 million from its Servicing Hedge. The net expense included unrealized net losses of $219.9 million and net realized expenses of $17.1 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization.

    Salaries and related expenses are summarized below for the six months ended August 31, 2000 and 1999.

 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                 Six Months Ended August 31, 2000
      thousands)

                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                         Consumer          Institutional          Corporate
                                        Businesses           Businesses         Administration          Total

 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

      Base Salaries                        $124,660            $69,450             $51,576               $245,686

      Incentive Bonus                        48,499             18,289               9,087                 75,875

      Payroll Taxes and Benefits             20,362             10,447               8,063                 38,872
                                     -----------------    ----------------    -----------------   ------------------
      Total Salaries and Related

            Expenses                       $193,521            $98,186             $68,726               $360,433
                                     =================    ================    =================   ==================

      Average      Number     of              6,024              3,671                1,670                11,365
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

                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                         Consumer          Institutional          Corporate
                                        Businesses           Businesses         Administration          Total

 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

      Base Salaries                        $145,532            $46,480             $51,301               $243,313

      Incentive Bonus                        63,962             12,974              11,012                 87,948

      Payroll Taxes and Benefits             23,184              6,796               8,514                 38,494
                                     -----------------    ----------------    -----------------   ------------------
      Total Salaries and Related

            Expenses                       $232,678            $66,250             $70,827               $369,755
                                     =================    ================    =================   ==================

      Average      Number     of              6,937              2,613                1,830                11,380
      Employees

 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

    The amount of salaries decreased during the six months ended August 31, 2000 as compared to the six months ended August 31, 1999 primarily due to a reduction in staff in the consumer businesses due to the decline in mortgage originations. The decline was partially offset by an increase in institutional businesses as a result of a larger servicing portfolio and the acquisition of Balboa on November 30, 1999. Incentive bonuses earned during the six months ended August 31, 2000 decreased primarily due to the decline in loan originations.

    Occupancy and other office expenses for the six months ended August 31, 2000 decreased to $136.3 million from $140.4 million for the six months ended August 31, 1999. The increase was primarily due to the acquisition of Balboa partially offset by the continued effort of reducing costs in the production areas as a result of a decline in production.

    Insurance net losses are attributable to insurance claims in the B2B Insurance segment. Insurance losses were $51.5 million for the six months ended August 31, 2000. These losses will increase or decrease during a period depending primarily on the volume of claims caused by natural disasters.

    Other operating expenses were $125.8 million for the six months ended August 31, 2000 as compared to $89.1 million for the six months ended August 31, 1999. The increase was primarily due to the acquisition of Balboa on November 30, 1999.

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

    Utilizing the sensitivity analyses described above, as of August 31, 2000, the Company estimates that a permanent 0.50% reduction in interest rates, all else being constant, would result in a $0.08 million after-tax loss related to its trading securities and there would be no gain or loss related to its other financial instruments. As of August 31, 2000, the Company estimates that this combined after-tax loss of $0.08 million is the largest such loss that would occur within the range of reasonably possible interest rate changes. These sensitivity analyses are limited by the fact that they are performed at a particular point in time, are subject to the accuracy of various assumptions used including prepayment forecasts, and do not incorporate other factors that would impact the Company's overall financial performance in such a scenario. Consequently, the preceding estimates should not be viewed as a forecast.

    An additional, albeit less significant, market risk facing the Company is foreign currency risk. The Company has issued foreign currency-denominated medium-term notes (See Note E). The Company manages the foreign currency risk associated with such medium-term notes by entering into currency swaps. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into U.S. dollars, thereby eliminating the associated foreign currency risk (subject to the performance of the various counterparties to the currency swaps). As a result, potential changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

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

Liquidity and Capital Resources

    The Company's  principal  financing  needs are the financing of its mortgage loan inventory, investment in MSRs and the trading activities of its broker-dealer subsidiary (CSC). To meet these needs, the Company currently utilizes commercial paper supported by revolving credit facilities, medium-term notes, senior debt, MBS repurchase agreements, subordinated notes, pre-sale funding facilities, redeemable capital trust pass-through securities, securitization of servicing fee income and cash flow from operations. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from revolving credit facilities and public offerings of common and preferred stock. The Company strives to maintain sufficient liquidity in the form of unused, committed lines of credit, to meet anticipated short-term cash requirements as well as to provide for potential sudden increases in business activity driven by changes in the market environment.

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

    The principal financing needs of CSC consist of the financing of its inventory of securities and underwriting activities. Its securities inventory is financed primarily through repurchase agreements. CSC also has access to a $200 million secured bank loan facility and a secured lending facility with CHL

    The primary cash needs for the B2B insurance segment are to meet short-term and long-term obligations to policyholders (payment of policy benefits), costs of acquiring new business (principally commissions) and the purchases of new investments. To meet these needs, Balboa currently utilizes cash flow provided from operations as well as through liquidation of it's investment portfolio.

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

Cash Flows

    Operating Activities. In the six months ended August 31, 2000, the Company's operating activities used cash of approximately $1.2 billion on a short-term basis primarily to support an increase in trading securities and other financial instruments, primarily securities purchased under agreements to resale. In the six months ended August 31, 1999, operating activities provided cash of approximately $0.5 billion.

    Investing Activities. The primary investing activity for which cash was used by the Company was the investment in MSRs. Net cash used by investing activities was $0.5 billion for the six months ended August 31, 2000 and $0.8 billion for the six months ended August 31, 1999.

    Financing Activities. Net cash provided by financing activities amounted to $1.8 billion for the six months ended August 31, 2000 and $0.3 billion for the six months ended August 31, 1999. The increase in cash flow from financing activities was primarily used to fund the change in the Company's trading securities, other financial instruments and investment in MSRs.

Prospective Trends

Applications and Pipeline of Loans in Process

    For the month ended September 30, 2000, the Company received new loan applications at an average daily rate of $404 million. As of September 30, 2000, the Company's pipeline of loans in process was $9.6 billion. This compares to a daily application rate for the month ended September 30, 1999 of $314 million and a pipeline of loans in process as of September 30, 1999 of $9.8 billion. The size of the pipeline is generally an indication of the level of near-term future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK `N SHOP(R) Pipeline as of September 30, 2000 was $3.1 billion and as of September 30, 1999 was $2.3 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage loans, the level of competition in the market, the direction of mortgage rates, seasonal factors and general economic conditions.

Market Factors

      Loan production decreased 17% from the quarter ended August 31, 1999 to the quarter ended August 31, 2000. This decrease was primarily due to a smaller mortgage origination market, driven by reduced refinances. Home purchase related loan production was essentially unchanged during the same period.

    The prepayment rate in the servicing portfolio decreased from 15% for the quarter ended August 31, 1999 to 10% for the quarter ended August 31, 2000. This was due primarily to a decrease in refinances.

    The Company's California mortgage loan production (as measured by principal balance) constituted 21% of its total production during the quarters ended August 31, 2000 and August 31, 1999. Some regions in which the Company operates have experienced slower economic growth, and real estate financing activity in these regions has been impacted negatively. The Company has striven to diversify its mortgage banking activities geographically to mitigate such effects.

    The delinquency rate in the Company's servicing portfolio, excluding sub-servicing, increased to 4.11% at August 31, 2000 from 3.36% as of August 31, 1999. This increase was primarily the result of changes in portfolio mix and aging. Sub-prime loans (which tend to experience higher delinquency rates than prime loans) represented approximately 5% of the total portfolio as of August 31, 2000, up from 3% as of August 31, 1999. In addition, the weighted average age of the FHA and VA loans in the portfolio increased to 33 months at August 31, 2000 from 28 months in August 31, 1999. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. Related late charge income has historically been sufficient to offset incremental servicing expenses resulting from increased loan delinquencies.

     The percentage of loans in the Company's servicing portfolio, excluding sub-servicing, that are in foreclosure increased to 0.42% as of August 31, 2000 from 0.28% as of August 31, 1999. Because the Company services substantially all conventional loans on a non-recourse basis, related credit losses are generally the responsibility of the investor or insurer and not the Company. While the Company does not generally retain credit risk with respect to the prime credit quality first mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company. Similarly, government loans serviced by the Company (23% of the Company's servicing portfolio as of August 31, 2000) are insured by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Administration. The Company is exposed to credit losses to the extent that the partial guarantee provided by the Department of Veterans Administration is inadequate to cover the total credit losses incurred. The Company retains credit risk on the home equity and sub-prime loans it securitizes, through retention of a subordinated interest. As of August 31, 2000, the Company had investments in such subordinated interests amounting to $712.2 million.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)               Exhibits

                    3.3.4 Amendment to Bylaws of Countrywide Credit Industries, Inc. dated September 28, 2000

                    10.3.4 Fourth Restated Employment Agreement by and between the Company and Angelo R. Mozilo.
                    10.4.2 First Restated Employment Agreement by and between the Company and Stanford L. Kurland

                    10.4.3 First Restated Employment Agreement by and between the Company and Kevin W. Bartlett

                    10.4.4 First Restated Employment Agreement by and between the Company and Thomas H. Boone

                    10.4.5 First Restated Employment Agreement by and between the Company and Carlos M. Garcia

                    10.4.6 First Restated Employment Agreement by and between the Company and David Sambol
                    10.4.7 First Restated Employment Agreement by and between the Company and Sandor E. Samuels
                    10.4.8 Fiscal Year 2001 Bonus Plan for Certain Executive Officers

10.8.8 Short Term Facility Extension Amendment dated as of the 20th day of September 2000 by and among CHL, the Short Term Lenders under the Revolving Credit Agreement dated as of September 24, 1997 and Bankers Trust Company as Credit Agent

10.27.2 Countrywide Credit Industries, Inc. Change in Control Severance Plan as Amended and Restated September
           11, 2000

10.28             Summary of the Termination of Director Emeritus Plan

11.1       Statement Regarding Computation of Per Share Earnings

12.1       Computation of the Ratio of Earnings to Fixed Charges

27         Financial Data Schedules (included only in the electronic
                filing with the SEC).

(b)               The Company filed the following report on Form 8-K:

(1) July 20, 2000 under Item 5, containing the 1999 Corporate Report of Balboa Life and Casualty for the period beginning January 1, 1999 and ending December 31, 1999, including the unaudited combined financial information at December 31, 1999 of Balboa Life Insurance Company, Balboa Insurance Company, Meritplan Insurance Company and Newport Insurance Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                  (Registrant)

DATE: October 13, 2000                         /s/ Stanford L. Kurland
                                        --------------------------------------
                                          Executive Managing Director and
                                               Chief Operating Officer

DATE: October 13, 2000                        /s/ Carlos M. Garcia
                                        --------------------------------------
                                       Senior Managing Director; Finance,
                                       Chief Financial Officer and Chief
                                       Accounting Officer (Principal Financial
                                       Officer and Principal Accounting Officer)