Form 10-Q
period 2000-11-30
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 2001-01-16
CIK 25191

Page 4

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

For the quarterly period ended November 30, 2000

                                                    OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________ to  ____________________

Commission File Number:         1-8422
                                ------



                                 COUNTRYWIDE CREDIT INDUSTRIES, INC.

               -----------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

                   DELAWARE                                    13-2641992

------------------------------------------------------- -----------------------
        (State or other jurisdiction of                            (IRS Employer
        incorporation or organization)                       Identification No.)

4500 Park Granada, Calabasas, California                             91302
--------------------------------------------------------     -------------------
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

                                            Yes         X      No
                                                    --------       --------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Class                         Outstanding at January 12, 2001
                   -----                         -------------------------------
        Common Stock $.05 par value                          116,407,362







                                     PART I

                              FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

              (Dollar amounts in thousands, except per share data)

                              A S S E T S


                                                                            November 30,           February 29,
                                                                                2000                   2000
                                                                         -------------------    -------------------

Cash                                                                      $      121,858         $       59,890
Mortgage loans and mortgage-backed securities held for sale                    2,286,408              2,653,183
Trading securities, at market value                                            3,370,227              1,984,031
Mortgage servicing rights, net                                                 6,060,169              5,396,477
Investments in other financial instruments                                     5,834,595              3,562,458
Property, equipment and leasehold improvements, at cost - net of
   accumulated depreciation and amortization                                     401,756                410,899
Other assets                                                                   2,724,454              1,755,390
                                                                         -------------------    -------------------
       Total assets                                                          $20,799,467            $15,822,328
                                                                         ===================    ===================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                               $  4,240,962           $  2,852,738
                                                                         ===================    ===================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                                $13,889,922            $ 9,782,625
Drafts payable issued in connection with mortgage loan closings                  445,449                382,108
Accounts payable, accrued liabilities and other                                1,321,633                997,405
Deferred income taxes                                                          1,433,661              1,272,311
                                                                         -------------------    -------------------
       Total liabilities                                                      17,090,665             12,434,449

Commitments and contingencies                                                           -
                                                                                                               -

Company-obligated mandatorily redeemable capital trust pass- through securities of subsidiary trusts holding solely Company

   guaranteed related subordinated debt                                          500,000                500,000

Shareholders' equity

Preferred stock - authorized, 2,500,000 shares of $0.05 par value;
   issued and outstanding, none
                                                                                        -                      -
Common stock -  authorized,  240,000,000  shares of $0.05 par value;  issued and outstanding, 115,202,329 shares at

   November 30, 2000 and 113,463,424 shares at February 29, 2000                   5,760                  5,673
Additional paid-in capital                                                     1,215,130              1,171,238
Accumulated other comprehensive income (loss)                                      7,955                (33,234)
Retained earnings                                                              1,979,957              1,744,202
                                                                         -------------------    -------------------
       Total shareholders' equity                                              3,208,802              2,887,879
                                                                         -------------------    -------------------
       Total liabilities and shareholders' equity                            $20,799,467            $15,822,328
                                                                         ===================    ===================

Borrower and investor custodial accounts                                    $  4,240,962           $  2,852,738
                                                                         ===================    ===================

            The  accompanying  notes are an integral  part of these statements.


              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)

              (Dollar amounts in thousands, except per share data)

                                                               Three Months                        Nine Months
                                                            Ended November 30,                 Ended November 30,

                                                           2000               1999             2000               1999
                                                     ---------------- -- --------------    -------------- -- --------------
Revenues

   Loan origination fees                                $ 99,647            $ 74,598          $273,869          $344,036
   Gain on sale of loans, net of commitment fees         156,740             115,954           433,267           444,618
                                                     ----------------    --------------    --------------    --------------
     Loan production revenue                             256,387             190,552           707,136           788,654

   Interest earned                                       367,312             232,185           964,732           772,724
   Interest charges                                     (369,591)           (218,090)         (967,566)         (695,932)
                                                     ----------------    --------------    --------------    --------------
     Net interest (expense) income                        (2,279)             14,095            (2,834)           76,792

   Loan servicing revenue                                307,238             262,704           870,461           737,795
   Amortization & impairment/recovery of  mortgage
     servicing rights, net of hedge                     (161,600)            (75,984)         (413,850)         (352,264)
                                                     ----------------    --------------    --------------    --------------
     Net loan administration revenue                     145,638             186,720           456,611           385,531

   Net premiums earned                                    71,264               5,776           199,567            17,457
   Commissions, fees and other revenues                   49,610              41,494           147,007           154,144
   Gain on sale of subsidiary                                  -               4,424                 -             4,424
                                                     ----------------    --------------    --------------    --------------
         Total revenues                                  520,620             443,061         1,507,487         1,427,002

Expenses

   Salaries and related expenses                         196,932             159,075           557,365           528,830
   Occupancy and other office expenses                    67,730              66,468           203,984           206,893
   Marketing expenses                                     17,563              15,851            57,310            56,454
   Insurance net losses                                   26,788                   -            78,261                 -
   Other operating expenses                               61,980              36,927           187,800           126,016
                                                     ----------------                      --------------
                                                                         --------------                      --------------
         Total expenses                                  370,993             278,321         1,084,720           918,193
                                                     ----------------    --------------    --------------    --------------

Earnings before income taxes                             149,627             164,740           422,767           508,809
   Provision for income taxes                             54,214              64,176           152,860           198,363
                                                     ----------------    --------------    --------------    --------------


NET EARNINGS                                            $ 95,413            $100,564        $  269,907        $  310,446
                                                     ================    ==============    ==============    ==============

Earnings per share

   Basic                                                   $0.83               $0.89             $2.36             $2.75
   Diluted                                                 $0.80               $0.87             $2.29             $2.65











            The  accompanying  notes are an integral  part of these statements.


              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                          (Dollar amounts in thousands)

                                                                                                  Nine Months

                                                                                              Ended November 30,

                                                                                              2000                  1999
                                                                                         ----------------     -----------------
Cash flows from operating activities:

   Net earnings                                                                               $269,907         $    310,446
      Adjustments to reconcile net earnings to net cash
       provided (used) by operating activities:
      Gain on sale of available-for-sale securities                                           (37,066)              (11,914)
     Amortization and impairment/recovery of mortgage
servicing rights                                                                               513,312               90,514
     Depreciation and other amortization                                                       52,921                45,939
     Deferred income taxes                                                                    152,860               198,363

     Origination and purchase of loans held for sale                                      (48,452,386)          (55,533,204)
     Principal repayments and sale of loans                                                48,819,161            58,208,152
                                                                                         ----------------     -----------------
          Decrease in mortgage loans and mortgage-
               backed securities held for sale                                                366,775             2,674,948

     Increase in other financial instruments                                               (3,030,366)          (1,045,669)
     (Increase) decrease in trading securities                                             (1,386,196)             228,447
     Increase in other assets                                                                (992,969)              (36,806)
     Increase in accounts payable and accrued liabilities                                     324,228                85,861
                                                                                         ----------------     -----------------
       Net cash provided (used) by operating activities                                    (3,766,594)            2,540,129
                                                                                         ----------------     -----------------
Cash flows from investing activities:

   Additions to mortgage servicing rights, net                                             (1,177,004)           (1,075,699)
   Proceeds from securitized sales of service fees                                                  -               134,480
   Acquisition of insurance company                                                                 -              (425,000)
   Purchase of property, equipment and leasehold
     improvements, net                                                                        (30,805)              (77,958)
   Proceeds from sale of available-for-sale securities                                        861,883                93,529
   Proceeds from sale of subsidiary                                                                 -                21,053
                                                                                         ----------------     -----------------
                                                                                         ----------------     -----------------
     Net cash used by investing activities                                                   (345,926)           (1,329,595)
                                                                                         ----------------     -----------------
Cash flows from financing activities:

   Net increase (decrease) in warehouse debt and other short-term
borrowings                                                                                  2,225,452            (1,723,786)
   Issuance of long-term debt                                                               2,902,236             1,462,355
   Repayment of long-term debt                                                               (957,050)             (818,418)
   Issuance of common stock                                                                    38,002                15,952
   Cash dividends paid                                                                        (34,152)              (33,882)
                                                                                         ----------------     -----------------
       Net cash provided (used) by financing activities                                     4,174,488            (1,097,779)
                                                                                         ----------------     -----------------
Net increase in cash                                                                           61,968               112,755
Cash at beginning of period                                                                    59,890                58,748
                                                                                         ----------------     -----------------
Cash at end of period                                                                      $   121,858        $     171,503
                                                                                         ================     =================
Supplemental cash flow information:

   Cash used to pay interest                                                               $   956,513        $     671,340
   Cash used to pay income taxes                                                          $     11,731        $         1,270
Noncash investing activities:
   Unrealized gain (loss) on available-for-sale securities,
     net of tax                                                                           $     41,189        $     (28,429)




        The  accompanying  notes are an integral  part of these statements.

              COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

                          (Dollar amounts in thousands)

                                                               Three Months                        Nine Months
                                                            Ended November 30,                  Ended November 30,
                                                            2000             1999               2000             1999
                                                      ---------------------------------   --------------------------------

NET EARNINGS                                              $95,413           $100,564         $269,907          $310,446

Other comprehensive income, net of tax:
    Unrealized gains (losses) on available for sale
securities:
       Unrealized holding gains (losses) arising
       during the period, before tax                       (5,211)           (12,621)         101,524           (34,690)
     Income tax benefit (expense)                           1,965              4,921          (36,651)           13,529
                                                      ----------------  ---------------   ---------------  ---------------
       Unrealized holding gains (losses) arising
           during the period, net of tax                   (3,246)            (7,700)          64,873           (21,161)
       Less: reclassification adjustment for gains
included in net earnings, before tax                      (23,470)              (240)         (37,066)          (11,914)
     Income tax expense                                     8,463                 94           13,382             4,646
                                                                        ---------------   ---------------  ---------------
                                                      ----------------
       Reclassification adjustment for gains
included in net earnings, net of tax                      (15,007)              (146)         (23,684)           (7,268)
                                                                                                           ---------------
                                                      ----------------  ---------------   ---------------
Other comprehensive income (loss)                         (18,253)            (7,846)          41,189           (28,429)
                                                      ----------------  ---------------   ---------------  ---------------
COMPREHENSIVE INCOME                                      $77,160           $ 92,718         $311,096          $282,017
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

Page 28

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 29, 2000 of Countrywide Credit Industries, Inc. (the "Company").

    Certain amounts reflected in the consolidated financial statements for the three- and nine-month periods ended November 30, 1999 have been reclassified to conform to the presentation for the three- and nine-month periods ended November 30, 2000.

NOTE B - MORTGAGE SERVICING RIGHTS

    The activity in mortgage servicing rights was as follows:

 ------------------------------------------------ --------------------- -------------------------
                                                                            Nine Months Ended

    (Dollar amounts in thousands)                                           November 30, 2000
 ------------------------------------------------ --------------------- -------------------------
                                                                         ---------------------
    Mortgage Servicing Rights

       Balance at beginning of period                                           $5,420,239
       Additions                                                                 1,177,004
       Scheduled amortization                                                     (356,790)
       Hedge losses (gains) applied                                               (146,050)
                                                                         ---------------------
       Balance before valuation reserve
               at end of period                                                  6,094,403
                                                                         ---------------------

    Reserve for Impairment of Mortgage Servicing Rights

       Balance at beginning of period                                              (23,762)
       Reductions (additions)                                                      (10,472)
                                                                        ----------------------
       Balance at end of period                                                    (34,234)
                                                                        ----------------------
       Mortgage Servicing Rights, net                                           $6,060,169
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

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

                                   (UNAUDITED)

Page 7


NOTE C - INVESTMENTS IN OTHER FINANCIAL INSTRUMENTS

    Investments in other financial instruments included the following.

 ------------------------------------------------------------ -----------------------------------------------------
                                                                            November 30,           February 29,
     (Dollar amounts in thousands)                                              2000                   2000
 ------------------------------------------------------------------- --- ----------------- --- ---------------- ---
     Securities purchased under agreements to resell                          $2,597,369           $   435,593
     Servicing hedge instruments                                               1,672,191             1,784,315
     Mortgage-backed securities retained in securitization                     1,016,487               775,867
     Insurance company investment portfolio                                      548,548               520,490
     Equity securities, restricted and unrestricted                                    -                46,193
                                                                         -----------------     ----------------
                                                                              $5,834,595            $3,562,458
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

 ---------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                                                November 30, 2000

                                    ---------------- - ------------------------------------ -- ---------------- ---
                                                            Gross               Gross

                                      Amortized           Unrealized         Unrealized             Fair

 (Dollar amounts in thousands)           Cost               Gains              Losses               Value
 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

      Mortgage-backed
        securities retained in
        securitization                 $1,064,156            $38,411            ($86,080)         $1,016,487
      Principal only securities           675,243             56,861              (3,508)            728,596
      Insurance company
        investment  portfolio             541,998              8,839              (2,289)            548,548
                                    ----------------   -----------------   ----------------    ----------------
                                       $2,281,397           $104,111            ($91,877)         $2,293,631
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

 ---------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                                                February 29, 2000

                                    ---------------- - ------------------------------------ -- ---------------- ---
                                                            Gross               Gross

                                      Amortized           Unrealized         Unrealized             Fair

 (Dollar amounts in thousands)           Cost               Gains              Losses               Value
 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

      Mortgage-backed
        securities retained in
        securitization                   $760,619            $39,411            ($24,163)           $775,867
      Principal only securities         1,002,496              2,372             (52,028)            952,840
      Insurance company
        investment  portfolio             523,012                483              (3,005)            520,490
      Equity securities                    63,136              3,193             (20,136)             46,193
                                    ----------------   -----------------   ----------------    ----------------
                                       $2,349,263            $45,459            ($99,332)         $2,295,390
                                    ================   =================   ================    ================

 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

NOTE E - NOTES PAYABLE

    Notes payable consisted of the following.

 ------------------------------------------------------------ -----------------------------------------------------
                                                                             November 30,         February 29,
     (Dollar amounts in thousands)                                              2000                  2000
 -------------------------------------------------------------------- --                   --- ---------------- ---
                                                                         ----------------- ---
     Commercial paper                                                      $           -           $   103,829
     Medium-term notes, Series A, B, C, D, E, F, G, H, I
         and Euro Notes                                                        9,920,510             7,975,324
     Securities sold under agreements to repurchase                            3,721,200             1,501,409
     Subordinated notes                                                          200,000               200,000
     Unsecured notes payable                                                      46,000                     -
     Other notes payable                                                           2,212                 2,063
                                                                         -----------------     ----------------
                                                                             $13,889,922            $9,782,625
                                                                         =================     ================

 -------------------------------------------------------------------- -- ----------------- --- ---------------- ---

Commercial Paper and Backup Credit Facilities

    As of November 30, 2000, CHL, the Company's mortgage banking subsidiary, had unsecured credit agreements (revolving credit facilities) with consortiums of commercial banks permitting CHL to borrow an aggregate maximum amount of $5.2 billion. The facilities included a $4.2 billion revolving credit facility with forty-four commercial banks consisting of: (i) a five-year facility of $3.0 billion, which expires on September 24, 2002, and (ii) a one-year facility of $1.2 billion which expires on September 19, 2001. As consideration for the facility, CHL pays annual commitment fees of $3.8 million. There is an additional one-year facility, which expires on April 11, 2001, with a total commitment of $1.0 billion. As consideration for the facility, CHL pays annual commitment fees of $0.8 million. The purpose of these credit facilities is to provide liquidity backup for CHL's commercial paper program. No amount was outstanding under these revolving credit facilities at November 30, 2000. The weighted average borrowing rate on commercial paper borrowings for the nine months ended November 30, 2000 was 6.49%. No commercial paper was outstanding as of November 30, 2000. In addition, CHL has entered into a $1.1 billion asset backed commercial paper conduit facility with four commercial banks. This facility has a maturity date of January 21, 2001. As consideration for this facility, CHL pays annual commitment fees of $1.4 million. Loans made under this facility are secured by conforming and non-conforming mortgage loans. No amount was outstanding under this facility at November 30, 2000. All of the facilities contain various financial covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL.

NOTE E - NOTES PAYABLE  (Continued)

Medium-Term Notes

    As of November 30, 2000, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission or issued by CHL pursuant to its Euro medium-term note program were as follows.

---------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                                        Outstanding Balance               Interest Rate             Maturity Date

                                                                     ----------------------  ----------------------------
                         -------------------------------------------
                         Floating-Rate   Fixed-Rate       Total         From        To           From            To
                         ------------------------------------------- ----------- ----------  -------------- -------------


      Series A                   $   -       $96,500      $96,500       7.41%       8.79%    Aug. 2001      Mar. 2002

      Series B                       -       251,000      251,000       6.65%       6.98%    Mar. 2003      Aug. 2005

      Series C                 105,000       127,000      232,000       5.85%       7.75%    Mar. 2001      Mar. 2004

      Series D                       -       385,000      385,000       6.05%       6.88%    Mar. 2001      Sep. 2005

      Series E                       -       655,000      655,000       6.94%       7.45%    Sep. 2003      Oct. 2008

      Series F                 311,000     1,244,000    1,555,000       6.16%       7.27%    Sep. 2001      May 2013

        Series G                     -       271,000      271,000       6.90%       7.00%    Aug. 2018      Nov. 2018

        Series H               611,500     2,049,000    2,660,500       6.25%       8.25%    May 2001       Oct. 2019

      Series I               1,107,300       566,950    1,674,250       6.71%       8.00%    June 2001      Aug. 2015

        Euro Notes             627,406     1,512,854    2,140,260       6.10%       8.01%    Mar. 2001      Jan. 2009

                         -------------------------------------------
     Total                  $2,762,206    $7,158,304   $9,920,510
                         ===========================================

-------------------------------------------------------------------------------

    As of November 30, 2000, substantially all of the outstanding fixed-rate notes had been effectively converted through interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term note borrowings for the nine-months ended November 30, 2000, including the effect of the interest rate swap agreements, was 6.96%. As of November 30, 2000, there were $1,511 million foreign currency denominated notes issued pursuant to the Euro medium-term notes program outstanding. Such notes are denominated in Deutsche Marks, French Francs, Portuguese Escudos, Japanese Yen and Euros. The Company manages the associated foreign currency risk by entering into currency swaps. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into U.S. dollars.

Securities Sold Under Agreements to Repurchase

    The Company routinely enters into short-term financing arrangements to sell MBS under agreements to repurchase. The weighted average borrowing rate for the nine-months ended November 30, 2000 was 6.43%. The weighted average borrowing rate on repurchase agreements outstanding as of November 30, 2000, was 6.55%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers or banks. All agreements are to repurchase the same or substantially identical MBS.

Pre-Sale Funding Facilities

    As of November 30, 2000, CHL had uncommitted revolving credit facilities with the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The credit facilities are secured by conforming mortgage loans that are in the process of being pooled into MBS. As of November 30, 2000, the Company had no outstanding borrowings under either of these facilities.

NOTE F - FINANCIAL INSTRUMENTS

    The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge.

-------------------------------------- -------------------- -------------------- ------------------ ---------------------
(Dollar amounts in millions)                 Balance,                              Dispositions/          Balance,
                                        February 29, 2000        Additions          Expirations         November 30,
                                                                                                            2000

-------------------------------------- -------------------- -------------------- ------------------ ---------------------

Interest Rate Floors                         $50,500                5,000               (8,500)           $47,000
Long Call Options on
  Interest Rate Futures                      $15,000               10,000              (25,000)           $     -
Long Put Options on
  Interest Rate Futures                       $1,750                3,500                    -           $  5,250
Long Call Options on MBS                      $8,561                1,000               (4,000)          $  5,561
Capped Swaps                                  $1,000                    -                    -           $  1,000
Interest Rate Swaps                           $1,500                    -                    -           $  1,500
Interest Rate Cap                             $2,500                1,500               (1,500)          $  2,500
Swaptions                                    $36,250               25,000               (8,000)           $53,250
Principal - Only Swaps                             -                1,250                 (800)         $     450

-------------------------------------- -------------------- -------------------- ------------------ ---------------------


Fair Value of Financial Instruments

    The following disclosure of the estimated fair value of financial instruments as of November 30, 2000 and February 29, 2000 is made by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.



NOTE F- FINANCIAL INSTRUMENTS  (Continued)

 ---- ------------------------------------------------ ---------------------------------- --- ----------------------------

                                                               November 30, 2000                   February 29, 2000
      (Dollar amounts in thousands)                      Carrying           Estimated       Carrying           Estimated
                                                          Amount           fair value        amount           fair value
      Assets:
          Mortgage loans and mortgage-backed securities
             held for sale                               $2,286,408        $2,286,408       $2,653,183        $2,653,183
            Trading securities                            3,370,227         3,370,227        1,984,031         1,984,031
          Items included in investments in other financial instruments:

             Principal only securities purchased            728,596           728,596          952,840           952,840
             Mortgage-backed securities retained in
                securitizations                           1,016,487         1,016,487          775,867           775,867
             Insurance Company investment
                portfolio                                   548,548           548,548          520,490           520,490
             Securities purchased under agreements to
                resell                                    2,597,369         2,597,369          435,593           435,593
             Equity Securitiesr-estricted and
                unrestricted                                      -                 -           46,193            46,193
          Items included in other assets:
             Rewarehoused FHA and VA loans                  328,561           328,561          336,273           336,273
             Loans held for investment                      240,834           240,834          177,330           177,330
             Receivables related to broker-dealer activities224,807           224,807           22,612            22,612

      Liabilities:
          Notes payable                                  13,889,922        13,559,611        9,782,625         9,459,011
          Securities sold not yet purchased                 405,618           405,618          181,903           181,903

      Company-obligated   mandatorily   redeemable
          Capital  trust  pass-through securities of
          subsidiary trusts holding solely Company
          guaranteed related subordinated debt              500,000           498,374          500,000           489,744

      Derivatives:
          Interest rate floors                              401,756           332,076          411,278           180,360
          Forward contracts on MBS                           (8,056)          (57,392)         (11,080)          (13,511)
          Options on MBS                                     64,199            41,293           75,950            32,415
          Options on interest rate futures                    7,598                42            8,921             6,032
          Interest rate caps                                 17,896             4,347           47,348            39,088
          Capped Swaps                                       (1,108)           (1,655)          (5,619)           (8,040)
          Swaptions                                         474,186           286,418          341,039            76,254
          Interest rate swaps                               (10,505)         (362,551)         (23,228)         (457,051)
          Principal - only swaps                             10,580            10,580                -                 -

      Short-term commitments to extend credit                     -            91,000                -            52,500
 ---- ------------------------------------------------- -------------- -- ------------- -- ------------- --- -------------

    The fair value estimates as of November 30, 2000 and February 29, 2000 are based on pertinent information that was available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

NOTE H - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

    Summarized financial information for Countrywide Home Loans, Inc. was as follows.

 ---- ----------------------------------------- ---- ------------------------------------------------- ---------
                                                             November 30,                February 29,
      (Dollar amounts in thousands)                               2000                       2000
 ---- ---------------------------------------------- ------- -------------- ----------- -------------- ---------
       Balance Sheets:

       Mortgage loans and mortgage-backed
           securities held for sale                           $  2,286,408               $  2,653,183
       Mortgage servicing rights, net                            6,060,169                  5,396,477
       Other assets                                              7,330,855                  5,240,247
                                                             --------------             --------------
         Total assets                                          $15,677,432                $13,289,907
                                                             ==============             ==============

        Short- and long-term debt                              $11,149,298                $ 9,224,956
        Other liabilities                                        1,894,885                  1,632,106
        Equity                                                   2,633,249                  2,432,845
                                                             --------------             --------------
          Total liabilities and equity                         $15,677,432                $13,289,907
                                                             ==============             ==============


 ---- ---------------------------------------------- ------- -------------- ----------- -------------- ---------

 ----- ----------------------------------------- --- --------------------------------------------------- --------
                                                                   Nine Months Ended November 30,

       (Dollar amounts in thousands)                                2000                      1999
 ----- --------------------------------------------- ------- --------------- ---------- --------------- ---------
                                                             --------------- ---------- --------------- ---------
       Statements of Earnings:

         Revenues                                                $942,213                $1,125,735
         Expenses                                                 687,421                   722,762
         Provision for income taxes                                92,999                   156,837
                                                             ---------------            ---------------
           Net earnings                                          $161,793               $   246,136
                                                             ===============            ===============

 ----- --------------------------------------------- ------- --------------- ---------- --------------- ---------

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

NOTE I - SEGMENTS AND RELATED INFORMATION (Continued)

    The  Processing  and  Technology   Segment   activities   include   internal
sub-servicing of the Company's portfolio,  as well as mortgage  subservicing and subprocessing  for other domestic  financial  institutions and foreign financial institutions (through Global Home Loans,  Limited).  The Capital Markets Segment
purchases mortgage loans through the Correspondent  Lending Division,  acts as a broker/dealer specializing in mortgages and mortgage-related  securities through
Countrywide  Securities  Corporation ("CSC"),  and as an agent,  facilitates the purchase  and  sale of  bulk  servicing  rights  through  Countrywide  Servicing
Exchange,  Inc.  ("CSE").  The B2B Insurance  Segment includes the activities of
Balboa Life and Casualty  ("Balboa"),  an insurance carrier that offers property and casualty insurance (specializing in creditor-placed insurance), and life and disability  insurance,  along with Second Charter,  Inc., a mortgage reinsurance company.  Included in the tables below  labeled  "Other" is the holding  company activities and certain  reclassifications to conform management reporting to the consolidated financial statements.

--------------------------------------------------------------------------------

                                                For the three months ended November 30, 2000
                              Consumer Businesses                      Institutional Businesses

                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------
                               Mortgage-Related                    Processing
                     Mortgage  InvestmentsB2C                      and        Capital   B2B

(Dollars in thousandOriginations          Insurance    Total       Technology Markets   Insurance   Total        Other       Total
------------------- ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- -----------

External revenues    $237,900  $116,429     $9,423   $363,752       $16,103    $63,605  $78,845   $158,553       ($1,685) $520,620
Intersegment revenues       -   (66,546)         -    (66,546)       66,546          -        -     66,546              -        -
                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- -----------
    Total revenues   $237,900   $49,883     $9,423   $297,206       $82,649    $63,605  $78,845   $225,099       ($1,685) $520,620
                    ========== ========== ========= ===========    ========== ========= ========= ==========    ======== ===========

Segment earnings

   (pre-tax)          $45,852   $48,174       $825    $94,851       $16,356    $20,773  $19,236    $56,365       ($1,589) $149,627

Segment assets      $2,197,966 $9,366,198  $65,155  $11,629,319    $169,774   $8,013,040$898,850  $9,081,664     $88,484 $20,799,467

------------------- ---------- ---------- --------- ----------- -- ---------- --------- --------- ---------- -- -------- -----------



------------------------------------------------------------------------------------------------------------------------------------

                                                For the three months ended November 30, 1999
                              Consumer Businesses                      Institutional Businesses

                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------
                               Mortgage-Related                    Processing
                    Mortgage   InvestmentsB2C                      and        Capital   B2B

(Dollars in thousandOriginations          Insurance    Total       Technology Markets   Insurance   Total        Other       Total
------------------- ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- -----------

External revenues   $196,012   $164,602     $8,038    $368,652      $10,675    $49,611  $6,148     $66,434       $7,975   $443,061
Intersegment revenues      -    (53,033)         -     (53,033)      53,033          -       -      53,033              -        -
                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- -----------
    Total revenues  $196,012   $111,569     $8,038    $315,619      $63,708    $49,611  $6,148    $119,467       $7,975   $443,061
                    ========== ========== ========= ===========    ========== ========= ========= ==========    ======== ===========

Segment earnings

   (pre-tax)         $21,413   $109,585     $1,103    $132,101       $9,566    $12,602  $6,093     $28,261       $4,378   $164,740

Segment assets      $2,480,393 $8,566,526  $39,292  $11,086,211    $119,162   $3,284,077$945,676  $4,348,915    $135,329 $15,570,455

------------------- ---------- ---------- --------- ----------- -- ---------- --------- --------- ---------- -- -------- -----------





NOTE I - SEGMENTS AND RELATED INFORMATION (Continued)

------------------------------------------------------------------------------------------------------------------------------------

                                                For the nine months ended November 30, 2000
                              Consumer Businesses                      Institutional Businesses

                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------
                               Mortgage-Related                    Processing
                     Mortgage  InvestmentsB2C                      and        Capital   B2B

(Dollars in thousandOriginations          Insurance    Total       Technology Markets   Insurance   Total        Other       Total
------------------- ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- -----------

External revenues    $673,804  $361,224    $28,579  $1,063,607      $40,696   $179,952  $221,076  $441,724        $2,156 $1,507,487
Intersegment revenues       -  (190,448)         -    (190,448)      190,448         -         -   190,448             -          -
                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- -----------
    Total revenues   $673,804   $170,776   $28,579   $873,159      $231,144   $179,952  $221,076  $632,172        $2,156 $1,507,487
                    ========== ========== ========= ===========    ========== ========= ========= ==========    ======== ===========

Segment earnings

   (pre-tax)         $106,206  $165,552     $2,774   $274,532       $41,035    $59,262  $49,238   $149,535       ($1,300) $422,767

Segment assets      $2,197,966 $9,366,198  $65,155  $11,629,319    $169,774   $8,013,040$898,850  $9,081,664     $88,484 $20,799,467

------------------- ---------- ---------- --------- ----------- -- ---------- --------- --------- ---------- -- -------- -----------

------------------------------------------------------------------------------------------------------------------------------------

                                                For the nine months ended November 30, 1999
                              Consumer Businesses                      Institutional Businesses

                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------
                               Mortgage-Related                    Processing
                    Mortgage   InvestmentsB2C                      and        Capital   B2B

(Dollars in thousandOriginations          Insurance    Total       Technology Markets   Insurance   Total        Other       Total
------------------- ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- -----------

External revenues   $815,475   $334,548    $23,280  $1,173,303     $  38,227  $179,712  $18,373   $236,312      $17,387  $1,427,002
Intersegment revenues      -   (149,785)         -    (149,785)     149,785          -        -    149,785            -          -
                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- -----------
    Total revenues  $815,475   $184,763    $23,280  $1,023,518     $188,012   $179,712  $18,373   $386,097      $17,387  $1,427,002
                    ========== ========== ========= ===========    ========== ========= ========= ==========    ======== ===========

Segment earnings

   (pre-tax)        $215,363   $170,817     $3,310    $389,490      $26,918    $70,551  $18,192   $115,661       $3,658   $508,809

Segment assets      $2,480,393 $8,566,526  $39,292  $11,086,211    $119,162   $3,284,077$945,676  $4,348,915    $135,329 $15,570,455

------------------- ---------- ---------- --------- ----------- -- ---------- --------- --------- ---------- -- -------- -----------

NOTE J - IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued Statement No. 137, Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of FAS 133 to no later than March 1, 2001 for the Company's financial statements. FAS 133 requires companies to record derivatives on their balance sheets at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FASB Statement No. 133. The Company does not expect to implement FAS 133 and FAS 138 before March 1, 2001 and is in the process of completing the complex analysis required to determine the impact on its financial statements. Management believes that the Company's hedging activities are highly effective over the long term. However, the implementation of FAS 133 and FAS 138 could result in more volatility in quarterly reported earnings as a result of market conditions that temporarily impact the value of the derivatives while not reducing their long term hedge effect. Management does not expect that the transition adjustment required upon adoption of FAS 133 and FAS 138 will be material to the financial position of the Company; however, the potential magnitude of any transition adjustment is dependent upon market conditions at the time of the adoption.

    In September 2000, the FASB issued Statement No. 140 (FAS 140), Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FAS 125 (of the same title). FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125's provisions. The collateral and disclosure provisions of FAS 140 are effective for fiscal years ending after December 15, 2000. The other provisions of this Statement are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management does not expect that the adoption of this statement will have a material impact on the Company.


NOTE K - EARNINGS PER SHARE

    Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

    The following table presents basic and diluted EPS for the three and nine months ended November 30, 2000 and 1999.

------------------------ -- -- ----- ------------------------------------ -- ----- ----
                                             Three Months Ended November 30,
                         -- -- ----- ------------------------------------ -- ----- ----
                                     2000                             1999
                         --------- --------- ---------   ---------- --------- ---------
(Amounts in thousands,                       Per-Share                        Per-Share
except per share data)   Net                  Amount     Net                   Amount
                         Earnings   Shares               Earnings    Shares
------------------------ --------  --------- --------- -----------  --------- ---------
Net earnings              $95,413                         $100,564
                         =========                       ==========

Basic EPS

Net earnings available

to common shareholders    $95,413   114,989     $0.83     $100,564   113,236     $0.89

Effect of dilutive

stock options               -         4,369                  -         2,881
                         --------- ---------             ---------- ---------

Diluted EPS

Net earnings available

to common shareholders    $95,413   119,358     $0.80     $100,564   116,117     $0.87
                         ========= =========             ========== =========

------------------------ --------- --------- --------- - ---------- --------- ---------


------------------------ -- -- ----- ------------------------------------ -- ----- ----
                           Nine Months Ended November 30,

                         -- -- ----- ------------------------------------ -- ----- ----
                                     2000                             1999
                         --------- --------- ---------   ---------- --------- ---------
(Amounts in thousands,                       Per-Share                        Per-Share
except per share data)   Net                  Amount     Net                   Amount
                         Earnings   Shares               Earnings    Shares

------------------------ --------- --------- ---------   ---------- --------- ---------
Net earnings             $269,907                         $310,446
                         =========                       ==========

Basic EPS

Net earnings available

to common shareholders   $269,907   114,359     $2.36     $310,446   112,992     $2.75

Effect of dilutive

stock options               -         3,635                  -         4,053
                         --------- ---------             ---------- ---------

Diluted EPS

Net earnings available

to common shareholders   $269,907   117,994     $2.29     $310,446   117,045     $2.65
                         ========= =========             ========== =========

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

Quarter Ended November 30, 2000 Compared to Quarter Ended November 30, 1999

OPERATING SEGMENT RESULTS

    The Company's pre-tax earnings by segment is summarized below.

-------------------------------------------- --------------------------------------- --------
                                                       Three Months Ended

       (Dollar amounts in thousands)                      November 30,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          --------------
Consumer Businesses:
    Mortgage Originations                     $  45,852              $  21,413
    Mortgage-Related Investments                 48,174                109,585
    B2C Insurance                                   825                  1,103
                                             -------------          --------------
         Total Consumer Businesses               94,851                132,101

Institutional Businesses:
    Processing and Technology                    16,356                  9,566
    Capital Markets                              20,773                 12,602
    B2B Insurance                                19,236                  6,093
                                                                    --------------
                                             -------------
         Total Institutional Businesses          56,365                 28,261
Other                                            (1,589)                 4,378
                                             -------------          --------------
Pre-tax Earnings                               $149,627               $164,740
                                             =============          ==============

---------------------------------------------------------------------------------------------

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

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

                                                       Three Months Ended
                                                          November 30,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          ----------------
Consumer Mortgages:
    Consumer Markets Division                  $  4,645                 $3,658
    Wholesale Lending Division                    5,218                  3,530
    Full Spectrum Lending, Inc.                     393                    352
                                             -------------          ----------------
    Total                                       $10,256                 $7,540
                                             =============          ================

---------------------------------------------------------------------------------------------

    The increase in pre-tax earnings of $24.4 million in the quarter ended November 30, 2000 as compared to the quarter ended November 30, 1999 was primarily attributable to higher prime credit quality first mortgage loan production, increased margins on home equity and sub-prime loans and improved profitability of loan closing services.

Mortgage-Related Investments Segment

    Mortgage-Related Investment Segment activities include investments in assets retained in the mortgage securitization process, including mortgage servicing rights ("MSRs"), residual interests in asset-backed securities and other mortgage-related assets.

    The decrease in pre-tax earnings of $61.4 million in the quarter ended November 30, 2000 as compared to the quarter ended November 30, 1999 was primarily due to net impairment of the MSRs in the quarter ended November 30, 2000 compared to recovery of previous impairment in the quarter ended November 30, 1999, increased interest expense related to financing the mortgage-related investments and higher servicing expenses driven by the growth in the servicing portfolio, including the subservicing fee paid to the Processing and Technology Segment. These factors were partially offset by an increase in servicing revenues resulting from growth in the servicing portfolio and residual investments. As of November 30, 2000, the Company serviced $281.5 billion of loans (including $6.5 billion of loans subserviced for others), up from $244.3 billion (including $4.6 billion of loans subserviced for others) as of November 30, 1999, a 15% increase. The growth in the Company's servicing portfolio since November 30, 1999 was the result of loan production volume and the acquisition of bulk servicing rights. This was partially offset by prepayments, partial prepayments and scheduled amortization.

    During the quarter ended November 30, 2000, the annual prepayment rate of the Company's servicing portfolio was 10%, compared to 9% for the quarter ended November 30, 1999. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven primarily by the relative level of mortgage interest rates. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio as of November 30, 2000 was 7.8% compared to 7.5% as of November 30, 1999.

B2C Insurance Segment

    B2C Insurance Segment activities include the operations of Countrywide Insurance Services ("CIS"), an insurance agency that provides homeowners, life, disability and automobile as well as other forms of insurance, primarily to the Company's mortgage customers. The decrease in pre-tax earnings of $0.3 million in the quarter ended November 30, 2000 as compared to the quarter ended November 30, 1999 was primarily due to a slight decline in new policies sold.

Processing and Technology Segment

    Processing and Technology Segment activities include internal sub-servicing of the Company's portfolio, as well as mortgage subservicing and subprocessing for other domestic and foreign financial institutions. The increase in pre-tax earnings of $6.8 million in the quarter ended November 30, 2000 as compared to the quarter ended November 30, 1999 was primarily due to growth in the servicing portfolio and subprocessing for foreign financial institutions. As of November 30, 2000, Global Home Loans subserviced $45 billion and during the quarter ended November 30, 2000 processed approximately $3.2 billion of originations for the Company's joint venture partner, Woolwich, plc.

Capital Markets Segment

    Capital Markets Segment activities include primarily the operations of Countrywide Securities Corporation ("CSC"), a registered broker-dealer specializing in mortgage-related securities, and the Correspondent Lending Division ("CLD"), through which the Company purchases closed loans from mortgage bankers, commercial banks and other financial institutions. The increase in pre-tax earnings of $8.2 million in the quarter ended November 30, 2000 as compared to the quarter ended November 30, 1999 was primarily due to increased production in CLD combined with CSC's increased profitability, driven by higher trading volumes.

B2B Insurance Segment

    B2B Insurance Segment includes the activities of Balboa, an insurance carrier that offers property and casualty insurance (specializing in creditor placed insurance), and life and disability insurance together with the activities of Second Charter Reinsurance Company, a mortgage reinsurance company. The increase in pre-tax earnings of $13.1 million in the quarter ended November 30, 2000 as compared to the quarter ended November 30, 1999 was due to the acquisition of Balboa (on November 30, 1999) and increased mortgage reinsurance premium volume.

Other

     In the quarter ended November 30, 1999, the Company sold Countrywide Financial Services, Inc. which resulted in a $4.4 million pre-tax gain.

CONSOLIDATED EARNINGS PERFORMANCE

     Revenues for the quarter ended November 30, 2000 increased 18% to $520.6 million, up from $443.1 million for the quarter ended November 30, 1999. The increase in revenues for the quarter ended November 30, 2000 compared to the quarter ended November 30, 1999 was primarily due to the acquisition of Balboa Life and Casualty ("Balboa") on November 30, 1999. Revenues for the quarter ended November 30, 2000, excluding Balboa, increased 2% compared to the same quarter of the prior year due mainly to increased production volume substantially offset by increased amortization and impairment of the MSRs. Net earnings decreased 5% to $95.4 million for the quarter ended November 30, 2000, down from $100.6 million for the quarter ended November 30, 1999. The decrease in net earnings for the quarter ended November 30, 2000 compared to the quarter ended November 30, 1999 was primarily due to decreased net earnings from mortgage-related investments, which resulted from increased amortization and impairment of MSRs partially offset by increased earnings in the mortgage originations sector due to increased production volume.

     The total volume of loans produced by the Company increased 39% to $17.7 billion for the quarter ended November 30, 2000, up from $12.7 billion for the quarter ended November 30, 1999. The increase in loan production was driven largely by an increase in market share.


     Total loan production by purpose and by interest rate type is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

                                                       Three Months Ended
                                                          November 30,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          ----------------
    Purchase                                    $13,458                $  9,696
    Refinance                                     4,254                   3,019
                                             -------------          ----------------
    Total                                       $17,712                 $12,715
                                             =============          ================
                                             -------------          ----------------

    Fixed Rate                                  $15,823                 $10,374
    Adjustable Rate                               1,889                   2,341
                                             -------------          ----------------
    Total                                       $17,712                 $12,715
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

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

                                                       Three Months Ended
                                                          November 30,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          ----------------
                                             -------------          ----------------
Consumer Mortgages                              $10,256                  $7,540
Correspondent Lending Division                    7,456                   5,175
                                             -------------          ----------------
    Total                                       $17,712                 $12,715
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

-------------------------------------------- --------------------------------------- --------
                                                        Non-Traditional

       (Dollar amounts in millions)                     Loan Production

                                                       Three Months Ended
                                                          November 30,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          ----------------
    Sub-prime                                    $1,122                 $  969
    Home Equity                                   1,243                    886
                                             -------------          ----------------
    Total                                        $2,365                 $1,855
                                             =============          ================

---------------------------------------------------------------------------------------------

    Loan production revenue increased in the quarter ended November 30, 2000 as compared to the quarter ended November 30, 1999 due to increased production, improved margins on home equity and sub-prime loan production partially offset by reduced margins on prime credit quality, first lien, mortgages. Sub-prime loans contributed $59.6 million to the gain on sale of loans in the quarter ended November 30, 2000 and $44.1 million in the quarter ended November 30, 1999. The sale of home equity loans contributed $38.4 million and $23.2 million to gain on sale of loans in the quarter ended November 30, 2000 and the quarter ended November 30, 1999, respectively. In general, loan production revenue is affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, and changes in interest rates.

    Net interest expense (interest earned net of interest charges) of $2.3 million for the quarter ended November 30, 2000 was down from net interest income of $14.1 million for the quarter ended November 30, 1999. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan inventory ($16.5 million and $34.6 million for the quarter ended November 30, 2000 and the quarter ended November 30, 1999, respectively); (ii) interest expense related to the Company's mortgage-related investments ($96.5 million and $68.3 million for the quarters ended November 30, 2000 and November 30, 1999, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($64.5 million and $43.1 million for the quarters ended November 30, 2000 and November 30, 1999, respectively).

    The decrease in net interest income from the mortgage loan inventory was primarily attributable to lower inventory levels combined with a lower net earnings rate during the quarter ended November 30, 2000. The increase in interest expense related to mortgage-related investments resulted primarily from an increase in amounts financed coupled with an increase in short-term interest rates. The increase in net interest income earned from the custodial balances was primarily due to higher escrow balances as a result of a larger servicing portfolio, combined with an increase in the earnings rate from the quarter ended November 30, 1999 to the quarter ended November 30, 2000.

    The Company recorded MSR amortization for the quarter ended November 30, 2000 totaling $132.5 million compared to $109.2 million for the quarter ended November 30, 1999. The Company recorded impairment of $132.9 million for the quarter ended November 30, 2000 compared to recovery of previous impairment of $57.9 million for the quarter ended November 30, 1999. The primary factors affecting the amount of amortization and impairment or impairment recovery of MSRs recorded in an accounting period are the level of prepayments during the period and the change, if any, in estimated future prepayments. To mitigate the effect on earnings of MSR impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge").

    In the quarter ended November 30, 2000, the Company recognized a net benefit of $103.9 million from its Servicing Hedge. The net benefit included unrealized net gains of $111.4 million and realized net expense of $7.5 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization. In the quarter ended November 30, 1999, the Company recognized a net expense of $24.7 million from its Servicing Hedge. The net expense included unrealized net losses of $11.9 million and realized net expense of $12.8 million from the sale of various financial instruments that comprise the Servicing Hedge net of premium amortization.

    The financial instruments that comprised the Servicing Hedge included interest rate floors, principal only securities (P/O Securities"), options on interest rate swaps ("Swaptions"), options on MBS, options on interest rate futures, interest rate swaps, interest rate swaps with the Company's maximum payment capped ("Capped Swaps"), principal only swaps ("P/O Swaps") and interest rate caps.

    The Servicing Hedge is designed to protect the value of the MSRs from the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of the MSRs increases while the value of the hedge instruments declines. With respect to the floors, options on interest rate futures and MBS, caps, and Swaptions, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. With respect to the Interest Rate Swaps, Capped Swaps and P/O Swaps contracts entered into by the Company as of November 30, 2000, the Company estimates that its maximum exposure to loss over the contractual terms is $66 million.



    Salaries and related  expenses are  summarized  below for the quarters ended
November 30, 2000 and 1999.

 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                  Quarter Ended November 30, 2000
      thousands)

                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                         Consumer          Institutional          Corporate
                                        Businesses           Businesses         Administration          Total

 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

      Base Salaries                         $64,858            $39,269             $27,619               $131,746

      Incentive Bonus                        30,697             10,231               4,682                 45,610

      Payroll Taxes and Benefits              9,433              5,884               4,259                 19,576
                                     -----------------    ----------------    -----------------   ------------------
      Total Salaries and Related

            Expenses                       $104,988            $55,384             $36,560               $196,932
                                     =================    ================    =================   ==================

      Average Number of Employees             6,269              4,115                1,700                12,084


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

                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                         Consumer          Institutional          Corporate
                                        Businesses           Businesses         Administration          Total

 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

      Base Salaries                         $63,228            $24,147             $25,881               $113,256

      Incentive Bonus                        18,260              6,306               4,866                 29,432

      Payroll Taxes and Benefits              8,509              3,524               4,354                 16,387
                                     -----------------    ----------------    -----------------   ------------------
      Total Salaries and Related

            Expenses                        $89,997            $33,977             $35,101               $159,075
                                     =================    ================    =================   ==================

      Average Number of Employees             5,902              2,738                1,790                10,430


 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

    The amount of salaries increased during the quarter ended November 30, 2000 as compared to the quarter ended November 30, 1999 primarily due to an increase in staff in the institutional businesses due to a larger servicing portfolio and the acquisition of Balboa on November 30, 1999. Incentive bonuses earned during the quarter ended November 30, 2000 increased primarily due to an increase in production volume and increased activity in the Capital Markets Sector.

    Occupancy and other office expenses for the quarter ended November 30, 2000 increased to $67.7 million from $66.5 million for the quarter ended November 30, 1999. The increase was primarily due to the acquisition of Balboa.

    Marketing expenses for the quarter ended November 30, 2000 increased 11% to $17.6 million as compared to $15.9 million for the quarter ended November 30, 1999.

    Insurance net losses are attributable to insurance claims in the B2B Insurance Segment. Insurance losses were $26.8 million for the quarter ended November 30, 2000. These losses will increase or decrease during a period depending primarily on the volume of claims caused by natural disasters.

    Other operating expenses were $62.0 million for the quarter ended November 30, 2000 as compared to $36.9 million for the quarter ended November 30, 1999. The increase was primarily due to the acquisition of Balboa on November 30, 1999.

Nine Months  Ended  November  30, 2000  Compared to Nine Months  Ended
November 30,1999

OPERATING SEGMENT RESULTS

    The Company's pre-tax earnings by segment is summarized below.

-------------------------------------------- --------------------------------------- --------
                                                       Nine months ended

       (Dollar amounts in thousands)                      November 30,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          --------------
Consumer Businesses:
    Mortgage Originations                      $106,206               $215,363
    Mortgage-Related Investments                165,552                170,817
    B2C Insurance                                 2,774                  3,310
                                             -------------          --------------
         Total Consumer Businesses              274,532                389,490

Institutional Businesses:
    Processing and Technology                    41,035                 26,918
    Capital Markets                              59,262                 70,551
    B2B Insurance                                49,238                 18,192
                                                                    --------------
                                             -------------
         Total Institutional Businesses         149,535                115,661
Other                                            (1,300)                 3,658
                                             -------------          --------------
Pre-tax Earnings                               $422,767               $508,809
                                             =============          ==============

---------------------------------------------------------------------------------------------

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

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

                                                       Nine Months Ended
                                                          November 30,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          ----------------
Consumer Mortgages:
    Consumer Markets Division                   $13,073                $16,747
    Wholesale Lending Division                   13,636                 16,110
      Full Spectrum Lending, Inc.                 1,216                  1,055
                                             -------------          ----------------
    Total                                       $27,925                $33,912
                                             =============          ================

---------------------------------------------------------------------------------------------

    The decline in pre-tax earnings of $109.2 million in the nine months ended November 30, 2000 as compared to the nine months ended November 30, 1999 was primarily attributable to lower prime credit quality first mortgage loan production and margins driven by a significant reduction in refinances. These declines were partially offset by increased loan production and increased sales of higher margin home equity and sub-prime loans.

Mortgage-Related Investments Segment

    Mortgage-Related Investment Segment activities include investments in assets retained in the mortgage securitization process, including mortgage servicing rights, residual interests in asset-backed securities and other mortgage-related assets.

    The decrease in pre-tax earnings of $5.3 million in the nine months ended November 30, 2000 as compared to the nine months ended November 30, 1999 was primarily due to increased amortization and impairment of the MSRs, increased interest expense related to financing the mortgage-related investments and higher servicing expenses driven by the growth in the servicing portfolio, including the subservicing fee paid to the processing and technology sector. These factors offset an increase in revenues generated from a larger servicing portfolio and improved performance of the residual investments. The growth in the Company's servicing portfolio since November 30, 1999 was the result of loan production volume and the acquisition of bulk servicing rights. This was partially offset by prepayments, partial prepayments and scheduled amortization.

    During the nine months ended November 30, 2000, the annual prepayment rate of the Company's servicing portfolio was 10%, compared to 15% for the nine months ended November 30, 1999. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven primarily by the relative level of mortgage interest rates.

B2C Insurance Segment

    B2C Insurance Segment activities include the operations of an insurance agency, Countrywide Insurance Services ("CIS"), an insurance agency that provides homeowners, life, disability and automobile as well as other forms of insurance, primarily to the Company's mortgage customers. The decrease in pre-tax earnings of $0.5 in the nine months ended November 30, 2000 as compared to the nine months ended November 30, 1999 was primarily due to a decline in new policies sold.

Processing and Technology Segment

    Processing and Technology Segment activities include internal sub-servicing of the Company's portfolio, as well as mortgage subservicing and subprocessing for other domestic and foreign financial institutions. The increase in pre-tax earnings of $14.1 million in the nine months ended November 30, 2000 as compared to the nine months ended November 30, 1999 was primarily due to growth in the servicing portfolio and subprocessing.

Capital Markets Segment

    Capital Markets Segment activities include primarily the operations of Countrywide Securities Corporation ("CSC"), a registered broker-dealer specializing in mortgage-related securities, and the Correspondent Lending Division ("CLD"), through which the Company purchases closed loans from mortgage bankers, commercial banks and other financial institutions. The decrease in pre-tax earnings of $11.3 million in the nine months ended November 30, 2000 as compared to the nine months ended November 30, 1999 was primarily due to CLD's decreased production volume and reduced margins on prime credit quality first mortgages driven primarily by the decline in refinance activity. This decline was partially offset by increased profitability of CSC due to higher trading volumes.

B2B Insurance Segment

    B2B Insurance Segment includes the activities of Balboa, an insurance carrier that offers property and casualty insurance (specializing in creditor placed insurance), and life and disability insurance together with the activities of Second Charter Reinsurance Company, a mortgage reinsurance company. The increase in pre-tax earnings of $31.0 million in the nine months ended November 30, 2000 as compared to the nine months ended November 30, 1999 was due to the acquisition of Balboa and increased mortgage reinsurance premium volume.

CONSOLIDATED EARNINGS PERFORMANCE

     Revenues for the nine months ended November 30, 2000 increased to $1.5 billion, up from $1.43 billion for the nine months ended November 30, 1999. Net earnings decreased 13% to $269.9 million for the nine months ended November 30, 2000, down from $310.4 million for the nine months ended November 30, 1999. The increase in revenues for the nine months ended November 30, 2000 compared to the nine months ended November 30, 1999 was primarily due to the acquisition of Balboa on November 30, 1999. Revenues for the nine months ended November 30, 2000, excluding Balboa, decreased 8% compared to the nine months ended November 30, 1999. The decline in revenues, excluding Balboa, and net earnings for the nine months ended November 30, 2000 compared to the nine months ended November 30, 1999 was primarily due to a decline in prime, first lien loan originations attributable to a decline in loan refinancings. The decline was partially offset by increased net earnings from the B2B insurance segment, combined with increased production and sales of home equity and sub-prime loans.

     The total volume of loans produced by the Company decreased 13% to $48.5 billion for the nine months ended November 30, 2000, down from $55.5 billion for the nine months ended November 30, 1999. The decrease in loan production was primarily due to a decrease in the mortgage market, driven largely by a reduction in refinances.

     Total loan production by purpose and by interest rate type is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

                                                       Nine Months Ended
                                                          November 30,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          ----------------
    Purchase                                    $38,458                $35,131
    Refinance                                     9,994                 20,402
                                             -------------          ----------------
    Total                                       $48,452                $55,533
                                             =============          ================
                                             -------------          ----------------

    Fixed Rate                                  $40,693                $48,794
    Adjustable Rate                               7,759                  6,739
                                             -------------          ----------------
    Total                                       $48,452                $55,533
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

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

                                                       Nine Months Ended
                                                          November 30,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          ----------------
                                             -------------          ----------------
Consumer Mortgages                              $27,925                $33,912
Correspondent Lending Division                   20,527                 21,621
                                             -------------          ----------------
    Total                                       $48,452                $55,533
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

-------------------------------------------- --------------------------------------- --------
                                                        Non-Traditional

       (Dollar amounts in millions)                     Loan Production

                                                       Nine Months Ended
                                                          November 30,

-------------------------------------------- --------------------------------------- --------
                                                 2000                    1999
                                             -------------          ----------------
    Sub-prime                                    $3,954                 $3,056
    Home Equity                                   3,513                  2,757
                                             -------------          ----------------
    Total                                        $7,467                 $5,813
                                             =============          ================

---------------------------------------------------------------------------------------------

    Loan production revenues decreased in the nine months ended November 30, 2000 as compared to the nine months ended November 30, 1999 due to lower production and reduced margins on prime credit quality first mortgages driven by a significant reduction in refinances. These declines were partially offset by increased production and sales during the nine months ended November 30, 2000 of higher margin home equity and sub-prime loans.

    Net interest expense (interest earned net of interest charges) of $2.8 million for the nine months ended November 30, 2000, was down from net interest income of $76.8 million for the nine months ended November 30, 1999. Net interest income (expense) is principally a function of: (i) net interest income earned from the Company's mortgage loan inventory ($68.3 million and $133.0 million for the nine months ended November 30, 2000 and the nine months ended November 30, 1999, respectively); (ii) interest expense related to the Company's mortgage-related investments ($284.2 million and $198.7 million for the nine months ended November 30, 2000 and November 30, 1999, respectively) and (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($177.3 million and $127.3 million for the nine months ended November 30, 2000 and November 30, 1999, respectively).

    The decrease in net interest income from the mortgage loan inventory was primarily attributable to lower inventory levels combined with a lower net earnings rate during the nine months ended November 30, 2000 which resulted from an increase in short term rates. The increase in interest expense related to mortgage-related investments resulted primarily from an increase in amounts financed coupled with an increase in short-term interest rates. The increase in net interest income earned from the custodial balances was primarily due to an increase in the earnings rate and an increase in the average custodial balances.

    The Company recorded MSR amortization for the nine months ended November 30, 2000 totaling $356.8 million compared to $354.2 million for the nine months ended November 30, 1999. The Company recorded impairment of $156.5 million for the nine months ended November 30, 2000 compared to recovery of previous impairment of $263.7 million for the six months ended November 30, 1999. The primary factors affecting the amount of amortization and impairment recovery of MSRs recorded in an accounting period are the level of prepayments during the period and the change, if any, in estimated future prepayments. To mitigate the effect on earnings of MSR impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge").

    In the nine months ended November 30, 2000, the Company recognized a net benefit of $99.5 million from the Servicing Hedge. The net benefit included unrealized net gains of $132.5 million and realized net expense of $33.0 million from the sale of various financial instruments that comprise the Servicing Hedge, net of premium amortization. In the nine months ended November 30, 1999, the Company recognized a net expense of $261.8 million from its Servicing Hedge. The net expense included unrealized net losses of $231.8 million and net realized expenses of $30.0 million from the sale of various financial instruments that comprise the Servicing Hedge, net of premium amortization.


    Salaries and related expenses are summarized below for the nine months ended
November 30, 2000 and 1999.

 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                Nine Months Ended November 30, 2000
      thousands)

                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                         Consumer          Institutional          Corporate
                                        Businesses           Businesses         Administration          Total

 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

      Base Salaries                        $189,518           $108,720             $79,194               $377,432

      Incentive Bonus                        79,197             28,520              13,767                121,484

      Payroll Taxes and Benefits             29,795             16,330              12,324                 58,449
                                     -----------------    ----------------    -----------------   ------------------
      Total Salaries and Related

            Expenses                       $298,510           $153,570            $105,285               $557,365
                                     =================    ================    =================   ==================

      Average Number of Employees             6,106              3,819                1,680                11,605


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

                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                         Consumer          Institutional          Corporate
                                        Businesses           Businesses         Administration          Total

 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

      Base Salaries                        $208,760            $70,627             $77,181               $356,568

      Incentive Bonus                        82,221             19,281              15,878                117,380

      Payroll Taxes and Benefits             31,694             10,320              12,868                 54,882
                                     -----------------    ----------------    -----------------   ------------------
      Total Salaries and Related

            Expenses                       $322,675           $100,228            $105,927               $528,830
                                     =================    ================    =================   ==================

      Average Number of Employees             6,592              2,655                1,816                11,063


 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

    The amount of salaries increased during the nine months ended November 30, 2000 as compared to the nine months ended November 30, 1999 primarily due to an increase in staff in the institutional businesses due to a larger servicing portfolio and the acquisition of Balboa on November 30, 1999. The increase was partially offset by a decline in consumer businesses as a result of a decline in mortgage originations. Incentive bonuses earned during the nine months ended November 30, 2000 increased primarily due to increased activity in Capital Markets partially offset by the decline in mortgage originations.

    Occupancy and other office expenses for the nine months ended November 30, 2000 decreased to $204.0 million from $206.9 million for the nine months ended November 30, 1999. The decrease was primarily due to reducing costs in consumer and institutional mortgage areas as a result of the decline in production partially offset by growth in the institutional businesses due to a larger servicing portfolio and the acquisition of Balboa.

    Insurance net losses are attributable to insurance claims in the B2B Insurance segment. Insurance losses were $78.3 million for the nine months ended November 30, 2000. These losses will increase or decrease during a period depending primarily on the volume of claims caused by natural disasters.

    Other operating expenses were $187.8 million for the nine months ended November 30, 2000 as compared to $126.0 million for the nine months ended November 30, 1999. The increase was primarily due to the acquisition of Balboa on November 30, 1999 and growth due to the larger servicing portfolio, partially offset by reducing costs in the consumer and institutional mortgage areas as a result of the decline in production.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its loan origination (consumer and institutional) operations and mortgage-related investments, which are counter cyclical in nature. In addition, the Company utilizes various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its committed pipeline, mortgage loan inventory and MBS held for sale, MSRs, mortgage-backed securities retained in securitizations, trading securities and debt securities. The overall objective of the Company's interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. The Company does not speculate on the direction of interest rates in its management of interest rate risk.

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

    Utilizing the sensitivity analyses described above, as of November 30, 2000, the Company estimates that a permanent 0.50% reduction in interest rates, all else being constant, would result in a $0.4 million after-tax loss related to its trading securities and there would be no loss related to its other financial instruments. As of November 30, 2000, the Company estimates that this combined after-tax loss of $0.4 million is the largest such loss that would occur within the range of reasonably possible interest rate changes. These sensitivity analyses are limited by the fact that they are performed at a particular point in time, are subject to the accuracy of various assumptions used including prepayment forecasts, and do not incorporate other factors that would impact the Company's overall financial performance in such a scenario. Consequently, the preceding estimates should not be viewed as a forecast.

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

Liquidity and Capital Resources

    The Company's principal financing needs are the financing of its mortgage loan inventory, investment in MSRs, the trading activities of its broker-dealer subsidiary (CSC) and the activities of the B2B insurance segment. To meet these needs, the Company currently utilizes commercial paper supported by revolving credit facilities, medium-term notes, senior debt, MBS repurchase agreements, subordinated notes, pre-sale funding facilities, redeemable capital trust pass-through securities, securitization of servicing fee income and cash flow from operations. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from revolving credit facilities and public offerings of common and preferred stock. The Company strives to maintain sufficient liquidity in the form of unused, committed lines of credit to meet anticipated short-term cash requirements as well as to provide for potential sudden increases in business activity driven by changes in the market environment.

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

    The principal financing needs of CSC consist of the financing of its inventory of securities and underwriting activities. Its securities inventory is financed primarily through repurchase agreements. CSC also has access to a $200 million secured bank loan facility and a secured lending facility with CHL.

    The primary cash needs for the B2B insurance segment are to meet short-term and long-term obligations to policyholders (payment of policy benefits), costs of acquiring new business (principally commissions) and the purchases of new investments. To meet these needs, Balboa currently utilizes cash flow provided from operations as well as through liquidation of its investment portfolio.

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

Cash Flows

    Operating Activities. In the nine months ended November 30, 2000, the Company's operating activities used cash of approximately $3.8 billion on a short-term basis primarily to support an increase in trading securities and other financial instruments, primarily securities purchased under agreements to resale. In the nine months ended November 30, 1999, operating activities provided cash of approximately $2.5 billion.

    Investing Activities. The primary investing activity for which cash was used by the Company was the investment in MSRs. Net cash used by investing activities was $0.3 billion for the nine months ended November 30, 2000 and $1.3 billion for the nine months ended November 30, 1999.

    Financing Activities. Net cash provided by financing activities amounted to $4.2 billion for the nine months ended November 30, 2000 and net cash used by financing activities amounted to $1.1 billion for the nine months ended November 30, 1999. The increase in cash flow from financing activities was primarily used to fund the change in the Company's trading securities, other financial instruments and investment in MSRs.

Prospective Trends

Applications and Pipeline of Loans in Process

    For the month ended December 31, 2000, the Company received new loan applications at an average daily rate of $422 million. As of December 31, 2000, the Company's pipeline of loans in process was $9.9 billion. This compares to a daily application rate for the month ended December 31, 1999 of $247 million and a pipeline of loans in process as of December 31, 1999 of $7.0 billion. The size of the pipeline is generally an indication of the level of near-term future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK `N SHOP(R) Pipeline as of December 31, 2000 was $2.2 billion and as of December 31, 1999 was $1.6 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage loans, the level of competition in the market, the direction of mortgage rates, seasonal factors and general economic conditions.

Market Factors

      Loan production increased 39% from the quarter ended November 30, 1999 to the quarter ended November 30, 2000. This increase was primarily due to an increase in loan purchase production of 39% to $13.5 billion during the same period driven by a strong purchase market and an increase in the Company's market share.

    The prepayment rate in the servicing portfolio increased from 9% for the quarter ended November 30, 1999 to 10% for the quarter ended November 30, 2000.

    The Company's California mortgage loan production (as measured by principal balance) constituted 23% and 20% of its total production during the quarters ended November 30, 2000 and November 30, 1999, respectively. Some regions in which the Company operates have experienced slower economic growth, and real estate financing activity in these regions has been impacted negatively. The Company has striven to diversify its mortgage banking activities geographically to mitigate such effects.

    The delinquency rate in the Company's servicing portfolio, excluding sub-servicing, increased to 4.58% at November 30, 2000 from 3.97% as of November 30, 1999. This increase was primarily the result of changes in portfolio mix and aging. Sub-prime loans (which tend to experience higher delinquency rates than prime loans) represented approximately 5% of the total portfolio as of November 30, 2000, up from 3% as of November 30, 1999. In addition, the weighted average age of the FHA and VA loans in the portfolio increased to 34 months at November 30, 2000 from 33 months in November 30, 1999. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. Related late charge income has historically been sufficient to offset incremental servicing expenses resulting from increased loan delinquencies.

     The percentage of loans in the Company's servicing portfolio, excluding sub-servicing, that are in foreclosure increased to 0.43% as of November 30, 2000 from 0.33% as of November 30, 1999. Because the Company services substantially all conventional loans on a non-recourse basis, related credit losses are generally the responsibility of the investor or insurer and not the Company. While the Company does not generally retain credit risk with respect to the prime credit quality first mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company. Similarly, government loans serviced by the Company (23% of the Company's servicing portfolio as of November 30, 2000) are insured by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Administration. The Company is exposed to credit losses to the extent that the partial guarantee provided by the Department of Veterans Administration is inadequate to cover the total credit losses incurred. The Company retains credit risk on the home equity and sub-prime loans it securitizes, through retention of a subordinated interest or through a corporate guarantee of losses up to negotiated maximum amount. As of November 30, 2000, the Company had investments in such subordinated interests amounting to $667.8 million and had reserves amounting to $50.7 million related to the corporate guarantees.

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

Implementation of New Accounting Standards

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued Statement No. 137, Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of FAS 133 to no later than March 1, 2001 for the Company's financial statements. FAS 133 requires companies to record derivatives on their balance sheets at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FASB Statement No. 133. The Company does not expect to implement FAS 133 and FAS 138 before March 1, 2001 and is in the process of completing the complex analysis required to determine the impact on its financial statements. Management believes that the Company's hedging activities are highly effective over the long term. However, the implementation of FAS 133 and FAS 138 could result in more volatility in quarterly reported earnings as a result of market conditions that temporarily impact the value of the derivatives while not reducing their long term hedge effect. Management does not expect that the transition adjustment required upon adoption of FAS 133 and FAS 138 will be material to the financial position of the Company; however, the potential magnitude of any transition adjustment is dependent upon market conditions at the time of the adoption.

    In September 2000, the FASB issued Statement No. 140 (FAS 140), Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FAS 125 (of the same title). FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125's provisions. The collateral and disclosure provisions of FAS 140 are effective for fiscal years ending after December 15, 2000. The other provisions of this Statement are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management does not expect that the adoption of this statement will have a material impact on the Company.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits

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

                       COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                  (Registrant)

        DATE:      January 12, 2001                 /s/  Stanford L. Kurland
                                                   --------------------------
                                                 Executive Managing Director and
                                                      Chief Operating Officer

        DATE:      January 12, 2001               /s/  Carlos M. Garcia
                                                  -------------------------
                                              Senior Managing Director; Finance,
                                              Chief Financial Officer (Principal
                                                      Financial Officer)