Form 10-K
period 2001-02-28
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 2001-05-29
CIK 25191

                                                             UNITED STATES
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               FORM 10-K
(Mark One)
[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2001

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

         As of April 2, 2001,  there were  118,424,434  shares of  Countrywide  Credit  Industries,  Inc.  Common Stock,  $.05 par value, outstanding.  Based on the closing  price for shares of Common  Stock on that date,  the  aggregate  market value of Common Stock held by non-affiliates  of the registrant was  approximately  $5,640,838,015.  For the purposes of the foregoing  calculation only, all directors and executive officers of the registrant have been deemed affiliates.

9

                                                                PART I

ITEM 1.          BUSINESS

A.   General

    Founded in 1969,  Countrywide  Credit Industries,  Inc. (the "Company" or "CCI") is a holding company which,  through its principal subsidiary,  Countrywide Home Loans,  Inc.  ("CHL"),  is engaged  primarily in the mortgage banking business and, as such,  originates, purchases,  sells and services mortgage loans. The Company's  mortgage loans are principally prime credit quality  first-lien  mortgage loans secured by single-  (one-to-four)  family  residences  ("prime  credit  quality first  mortgages").  The Company also offers home equity loans both in  conjunction  with newly produced prime credit  quality first  mortgages and as a separate  product.  In addition, the Company offers sub-prime credit quality first-lien single-family mortgage loans ("sub-prime loans").

    The Company,  through its other  wholly-owned  subsidiaries,  offers products and services  complementary  to its mortgage  banking
business.   See   "Business-Company   Segments-Business-to-Consumer   ("B2C")   Insurance   Segment,   Capital  Markets  Segment,   and
Business-to-Business  ("B2B") Insurance  Segment." Unless the context otherwise  requires,  references to the "Company" herein shall be deemed to refer to the Company and its consolidated subsidiaries.

    This Annual Report on Form 10-K may contain  forward-looking  statements.  These forward-looking  statements are subject to certain risks and  uncertainties,  which could cause actual results to differ materially from historical  results or those anticipated due to a number of factors such as the  direction  and level of interest  rates,  competitive  and general  economic  conditions  in each of our business sectors,  expense and loss levels in our mortgage,  insurance and other business sectors,  general economic  conditions in the
United States and abroad and in the domestic and  international  areas in which we do business,  the legal,  regulatory and legislative environments in the markets in which the company operates,  changes in accounting and financial reporting  standards,  decisions by the company to change its  business  mix,  and other risks  detailed in documents  filed by the company  with the  Securities  and Exchange
Commission  from time to time.  Words  like  "believe",  "expect",  "should",  "may",  "could",  "anticipated",  "promising"  and other expressions  which indicate  future events and trends  identify  forward-looking  statements.  The company  undertakes no obligation to publicly updated or revise any forward-looking statements.

Competition

    The mortgage banking industry is highly competitive and fragmented.  The Company competes with other financial  intermediaries such as mortgage  bankers,  commercial  banks,  savings and loan  associations,  credit  unions,  insurance  companies and mortgage  banking subsidiaries or divisions of diversified  companies.  Generally,  the Company competes by offering a wide selection of products through multiple channels, by providing consistent, high quality service and by pricing its products at competitive rates.

    The securities  industry is also highly  competitive and fragmented.  Countrywide  Securities  Corporation  ("CSC"),  the Company's
indirectly wholly-owned  broker-dealer,  competes with large, global investment banks as well as smaller, regional broker-dealers.  CSC competes by specializing  in mortgage  related fixed income  securities and through its  affiliation  with CHL, which allow it to offer information, products and services tailored to the unique needs of participants in the mortgage-related debt securities markets.

    The  creditor-placed  insurance  market is  dominated  by a few  providers,  competing  on policy  terms  and  conditions,  service reputation,  technological  innovation and broker  compensation.  The  homeowners  and life and disability  marketplace is dominated by large, brand name providers and is driven by price,  service reputation,  commissions and the efficiency and effectiveness of marketing and underwriting  operations.  The Company's B2C Insurance  Segment competes by providing high quality service and pricing its products at competitive rates, primarily to a captive customer base.

Seasonality

    The mortgage banking industry is generally  subject to seasonal trends.  These trends reflect the general national pattern of sales and resales of homes,  although  refinancings  tend to be less seasonal and more closely  related to changes in interest  rates.  Sales and resales of homes  typically  peak  during the spring and summer  seasons and  decline to lower  levels  from  mid-November  through
February.  In addition, mortgage delinquency rates typically rise temporarily in the winter months.

Regulation

    The Company's  mortgage  banking business is subject to the rules and regulations of, and examination by, the Department of Housing and Urban Development  ("HUD"),  the Federal Housing  Administration  (the "FHA"), the Department of Veteran Affairs (the "VA"), Fannie
Mae,  the Federal  Home Loan  Mortgage  Corporation  ("Freddie  Mac"),  the  Government  National  Mortgage  Agency  ("GNMA") and state regulatory  authorities with respect to originating,  processing,  selling and servicing  mortgage loans.  Those rules and regulations, among other things,  impose licensing  obligations on the Company,  establish  standards for originating and servicing  mortgage loans, prohibit  discrimination,  provide for inspections and appraisals of property,  require credit reports on prospective borrowers and, in some cases,  fix maximum  interest  rates,  fees and other loan  amounts.  Moreover,  FHA lenders  such as the Company are  required to submit to the Federal Housing Commissioner,  on an annual basis, audited financial statements,  and Ginnie Mae requires the maintenance of specified  net worth levels  (which vary  depending on the amount of Ginnie Mae  securities  issued by the  Company).  The Company's affairs are also subject to examination by the Federal Housing  Commissioner to assure  compliance with the FHA  regulations,  policies and procedures.  In addition to other federal laws,  mortgage  origination  activities are subject to the Equal Credit Opportunity Act,
Federal  Truth-in-Lending  Act,  Home  Mortgage  Disclosure  Act and the Real Estate  Settlement  Procedures  Act, and the  regulations promulgated  thereunder.  These laws  prohibit  discrimination,  require the  disclosure  of certain  basic  information  to mortgagors concerning  credit and settlement  costs,  limit payment for settlement  services to the reasonable value of the services  rendered and require the  maintenance  and  disclosure of information  regarding the  disposition of mortgage  applications  based on race,  gender, geographical distribution and income level.

    Securities  broker-dealer and mutual fund operations are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.

    Insurance  carrier,  insurance  agency and title  insurance  operations  are subject to the insurance laws of each of the states in which the Company conducts such operations.

Financing of Operations

    The  Company's  principal  financing  needs  related to its mortgage  banking  operations  are the  financing of its mortgage  loan inventory,  its investment in mortgage  servicing rights ("MSRs") and its investment in  available-for-sale  securities.  To meet these needs, the Company currently  utilizes  commercial paper supported by revolving credit facilities,  medium-term notes,  mortgage-backed securities  ("MBS") repurchase  agreements,  subordinated  notes,  pre-sale funding  facilities,  redeemable capital trust pass-through securities,  convertible debentures,  securitization of servicing fee income and cash flow from operations.  The Company estimates that it had  available  committed and  uncommitted  credit  facilities  aggregating  approximately  $9.9 billion as of February 28, 2001. In addition,  in the past the  Company  has  utilized  whole  loan  repurchase  agreements,  servicing-secured  bank  facilities,  private placements of unsecured notes and other  financings,  direct  borrowings from the revolving  credit  facilities and public offerings of common and preferred  stock.  For further  information on the material terms of the  borrowings  utilized by the Company,  see "Note F"
and  "Management's  Discussion and Analysis of Financial  Condition and Results of  Operations-Liquidity  and Capital  Resources."  The
Company  continues to investigate and pursue  alternative and  supplementary  methods to finance its operations  through the public and private capital markets.

    The principal  financing needs of the  Countrywide  Capital Markets ("CCM") consist of the financing of its inventory of securities and mortgage loans and its underwriting  activities.  Its securities  inventory is financed  primarily through  repurchase  agreements.
CCM also has access to a $200 million secured bank loan facility and a lending facility with CHL.

    The principal financing needs for the B2B Insurance Segment are short- and long-term  obligations to policyholders  (i.e.,  payment of policy  benefits),  costs of acquiring new business  (principally  commissions) and the purchases of new investments.  To meet these needs,  the B2B Insurance  Segment  currently  utilizes cash flow provided from  operations as well as maturities and sales of invested assets.

Employees

    At February 28, 2001, the Company had 12,090 employees engaged in the following activities.

         -------------------------------------------------------- --- ---------------------------- -----------

                  Consumer Mortgage Originations                                   5,537
                  Consumer Insurance and Other Retail                                408
                  Capital Markets                                                    715
                  Processing and Technology                                        3,110
                  B2B Insurance                                                      533

                  Central Office Administration and other                          1,787
         otherOthotherOOtOther
                                                                             --------------
                                                                                  12,090
                                                                             ==============

         -------------------------------------------------------- ---------- -------------- ------------------

    None of these employees is represented by a collective bargaining agent.

B.  Consolidated Operations

    The principal  sources of revenue from the Company's  business are: (i) loan  origination  fees; (ii) gains from the sale of loans;
(iii)  interest  earned on mortgage  loans during the period that they are held by the Company  pending  sale,  net of interest paid on funds borrowed to finance such mortgage loans; (iv) loan servicing and sub-servicing  fees; (v) net premiums earned;  and (vi) interest earned from the custodial balances associated with the Company's servicing portfolio.

    Through its Consumer  Mortgage  Originations  and Capital  Markets  Segments,  the Company  originates  and purchases  conventional mortgage  loans,  mortgage  loans insured by the FHA,  mortgage loans  partially  guaranteed by the VA, home equity loans and sub-prime loans.  A majority of the  conventional  loans are  conforming  loans that qualify for  inclusion in  guarantee  programs  sponsored by
Fannie Mae or Freddie Mac.  The  remainder  of the  conventional  loans are  non-conforming  loans (i.e.,  jumbo loans with an original balance  in excess of  $275,000  or other  loans  that do not meet  Fannie  Mae or Freddie  Mac  guidelines).  As part of its  mortgage origination activities, the Company makes conventional loans with original balances of up to $2 million.

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
                                 ----------- -----------------------------------------------------------------------
 ------------------------------- ----
                                          2001             2000             1999           1998            1997
 ------------------------------- ---- ------------- -- ------------- --- ----------- -- ------------ -- ------------
 Conventional Loans
   Number of Loans                         327,235          359,360         529,345         231,595         190,250
   Volume of Loans                       $45,841.7        $45,412.5       $69,026.1       $29,887.5       $22,676.2
   Percent of Total Volume                   66.5%            68.0%           74.3%           61.3%           60.0%
 FHA/VA Loans
   Number of Loans                         118,673          131,679         190,654         162,360         143,587
   Volume of Loans                       $13,062.5        $13,535.5       $19,137.5       $15,869.8       $13,657.1
   Percent of Total Volume                   18.9%            20.3%           20.6%           32.5%           36.1%
 Home Equity Loans
   Number of Loans                         119,018           93,812          65,607          45,052          20,053
   Volume of Loans                        $4,658.7         $3,635.6        $2,220.5        $1,462.5          $613.2
   Percent of Total Volume                    6.8%             5.5%            2.4%            3.0%            1.6%
 Sub-prime Loans
   Number of Loans                          51,706           43,392          25,433          16,360           9,161
   Volume of Loans                        $5,360.3         $4,156.1        $2,496.4        $1,551.9          $864.3
   Percent of Total Volume                    7.8%             6.2%            2.7%            3.2%            2.3%
 Total Loans
   Number of Loans                         616,632          628,243         811,039         455,367         363,051
   Volume of Loans                       $68,923.2        $66,739.7       $92,880.5       $48,771.7       $37,810.8
   Average Loan Amount                    $112,000         $106,000        $115,000        $107,000        $104,000

 ------------------------------- ---- ------------- -- ------------- --- ----------- -- ------------ -- ------------

    The small increase in the volume of loans  produced in the year ended February 28, 2001 ("Fiscal  2001") as compared to Fiscal 2000 was primarily  due to an increase in the  Company's  market  share,  which was  partially  offset by a decline in the overall  mortgage market driven largely by a decrease in refinance activity.

    For Fiscal 2001, 2000 and 1999,  adjustable rate mortgages  ("ARMs")  represented 14%, 14% and 5%,  respectively,  of the Company's total volume of mortgage loans  produced.  In addition,  refinances  comprised  approximately  28%, 35% and 57%,  respectively,  of the
Company's  total  volume of mortgage  loans  produced.  For Fiscal  2001,  2000 and 1999,  jumbo loans  represented  14%,  22% and 23%, respectively, of the Company's total volume of mortgage loans produced.

    The following table sets forth the geographic  distribution  of the Company's prime credit quality first mortgage,  home equity and sub-prime loan production for Fiscal 2001.

      --------------------------------------------------------------------------------------------------------
                                        Geographic Distribution of the Company's
                               Prime Mortgage, Home Equity and Sub-prime Loan Production
      ----- ----------------------------- -- ------------------ -- ----------------- -- ----------------- ----
                                                                                         Percentage of
                                                  Number              Principal           Total Dollar
               (Dollar amounts in                of Loans               Amount               Amount
            millions)
      ----- ----------------------------- -- ------------------ -- ----------------- -- ----------------- ----
               California                         134,177             $18,049.7               26.2%
               Texas                               41,163               4,176.4                6.1%
               Colorado                            28,325               3,786.7                5.5%
               Florida                             37,702               3,585.8                5.2%
               Michigan                            34,949               3,513.0                5.1%
               Arizona                             24,597               2,700.5                3.9%
               Illinois                            20,023               2,224.1                3.2%
               Washington                          17,407               2,143.9                3.1%
               Georgia                             15,166               1,687.4                2.4%
               Ohio                                18,141               1,673.2                2.4%
               New Jersey                          13,230               1,609.9                2.3%
               New York                            11,928               1,556.1                2.3%
               Massachusetts                       10,749               1,551.1                2.3%
               Pennsylvania                        17,321               1,487.3                2.2%
               Virginia                            12,547               1,331.5                1.9%
               Maryland                            10,700               1,173.4                1.7%
               Others (1)                         168,507              16,673.2               24.2%
                                             ------------------    -----------------    -----------------

                                                  616,632             $68,923.2              100.0%
                                             ==================    =================    =================

      ----- ----------------------------- -- ------------------ -- ----------------- -- ----------------- ----
         (1) No other state constitutes more than 2.0% of the total dollar amount of loan production.

    California  mortgage loan production as a percentage of total mortgage loan production  (measured by principal  balance) for Fiscal
2001,  2000 and 1999,  was 26%, 22% and 25%,  respectively.  Loan  production  within  California is  geographically  dispersed,  which minimizes dependence on any individual local economy. As of
February 28, 2001, 81% of the Consumer  Markets  Division branch offices,  Wholesale  Division loan centers and Full Spectrum  Lending,
Inc. ("FSLI") branches were located outside of California.

    The following table sets forth the distribution by county of the Company's California loan production for
Fiscal 2001.

      --------------------------------------------------------------------------------------------------------
                                   Distribution by County of the Company's California
                                                    Loan Production
      ----- ----------------------------- -- ------------------ -- ----------------- -- ------------------ ---
                                                                                          Percentage of
                                                  Number              Principal           Total Dollar
               (Dollar amounts in                Of Loans               Amount               Amount
            millions)
      ----- ----------------------------- -- ------------------ -- ----------------- -- ------------------ ---
               Los Angeles                         26,694              $3,822.9               21.2%
               San Diego                           10,618               1,545.2                8.6%
               Orange                              10,077               1,516.1                8.4%
               Riverside                            8,452               1,026.1                5.7%
               Santa Clara                          4,884                 913.8                5.1%
               Others (1)                          73,452               9,225.6               51.0%
                                             ------------------    -----------------    ------------------

                                                  134,177             $18,049.7              100.0%
                                             ==================    =================    ==================

      ----- ----------------------------- -- ------------------ -- ----------------- -- ------------------ ---
         (1) No other county in California constitutes more than 5.0% of the total dollar amount of California loan production.

C.  Company Segments

Consumer Mortgage Originations Segment

    The Consumer Mortgage  Originations  Segment produces  mortgage loans through two separate  divisions of CHL and through FSLI. This segment also provides  other  complementary  services  offered as part of the mortgage  origination  process  through  Landsafe,  Inc., including title, escrow, appraisal, credit reporting and flood determination services.

Consumer Markets Division

    The Consumer Markets  Division  originates  primarily prime credit quality first mortgages and home equity loans through  referrals from real estate agents and direct  contact with consumers  through its nationwide  network of retail branch offices and its electronic commerce-based  group known as the Home Finance  Network.  For calendar  2000, the Consumer  Markets  Division was ranked as the fourth largest retail lender, in terms of volume,  among  residential  mortgage lenders  nationwide.  During Fiscal 2001, the Consumer Markets
Division added external home loan consultants to each branch resulting in greater  geographic  coverage.  This has allowed the Consumer
Markets  Division to consolidate 76 branches,  reducing the total number of retail branch offices to 370,  located in 47 states and the
District of Columbia.  Each of the Consumer  Markets  Division's  branch  offices is typically  staffed by six to nine  employees.  The branches are connected to the Company's central office by a computer  network.  The Company operates three Home Finance Network centers that solicit potential  borrowers and receive contacts from potential  borrowers through electronic media. Loan counselors  employed in the Home Finance Network centers provide  information and process loan applications,  which are then made  electronically  available to branch offices for processing and funding.  Business from home  construction  companies is also solicited through a network of national builder account  managers.  Additionally,  business is solicited  through  advertising,  affinity  relationships,  and extensive use of direct mailings to borrowers and real estate brokers.  The Company believes it offers a superior  alternative to its customers  through low cost loans,  a broad  product line which  includes  one-stop  choice,  direct access to the lender using the  customer's  preferred channel (a local branch,  telephonically or through the Internet),  and local underwriting authority.  Consumer Markets Division branch managers  are not paid a  commission  based on  individual  loan  production;  however,  they are paid a bonus  based on various  other factors,  including  branch  profitability  and loan quality.  Consumer Markets Division sales personnel are paid a bonus or commission based on loan  production.  The Company  believes that  applying this basic  approach  allows it to originate  high-quality  loans at a comparatively  low cost. The Consumer Markets Division uses continuous  quality control audits of loans originated  within the division to monitor  compliance  with the  Company's  underwriting  criteria.  The audits are  performed by branch  management  and  independent quality control personnel.

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
 ------------------------------- -- ------------- --- ------------ -- ------------ --- ------------ -- -------------
                                            2001             2000            1999             1998             1997
 ------------------------------- -- ------------- --- ------------ -- ------------ --- ------------ -- -------------
 Conventional Loans
   Number of Loans                        96,318          102,665         151,845           67,850           43,261
   Volume of Loans                     $12,658.2        $13,156.0       $18,860.2         $8,377.7         $5,145.3
   Percent of Total Volume                 66.7%            65.9%           66.2%            62.8%            63.7%
 FHA/VA Loans
   Number of Loans                        36,691           49,247          87,290           43,238           27,746
   Volume of Loans                      $3,804.8         $4,998.2        $8,687.0         $4,114.0         $2,514.3
   Percent of Total Volume                 20.0%            25.0%           30.4%            30.8%            31.2%
 Home Equity Loans
   Number of Loans                        70,079           61,256          31,725           27,198           14,028
   Volume of Loans                      $2,460.6         $1,793.3          $947.8           $784.3           $384.7
   Percent of Total Volume                 13.0%             9.0%            3.3%             5.9%             4.8%
 Sub-prime Loans
   Number of Loans                           749              208             130              737              303
   Volume of Loans                         $52.3            $19.6           $13.1            $62.5            $27.0
   Percent of Total Volume                  0.3%             0.1%            0.1%             0.5%             0.3%
 Total Loans
   Number of Loans                       203,837          213,376         270,990          139,023           85,338
   Volume of Loans                     $18,975.9        $19,967.1       $28,508.1        $13,338.5         $8,071.3
   Average Loan Amount                   $93,000          $94,000        $105,000          $96,000          $95,000

 ------------------------------- -- ------------- --- ------------ -- ------------ --- ------------ -- -------------

Wholesale Division

    The Wholesale Division produces prime credit quality first mortgage,  home equity and sub-prime loans through mortgage loan brokers and other financial  intermediaries.  As of February 28, 2001, the Wholesale  Division operated 53 loan centers,  nine regional support centers and two sub-prime  underwriting  centers in various parts of the United  States.  Each branch is typically  staffed by 15 to 30 employees,  consisting of sales and operational personnel.  Business is solicited through a sales force, the Internet,  advertising and participation  of branch  management  and sales  personnel  in trade  associations.  Additionally,  the  Wholesale  Division  has sales personnel  dedicated to serving large builders who have their own mortgage  companies.  For calendar  2000, the Wholesale  Division was ranked as the second largest  wholesale  originator,  in terms of volume,  among  residential  mortgage lenders  nationwide.  Wholesale
Division  branch  managers are not paid a commission  based on  individual  loan  production;  however,  they are paid a bonus based on various other factors,  including  branch  profitability  and loan quality.  Wholesale  Division sales  personnel are paid a commission based on loan  production.  The  Wholesale  Division  attributes  its success to  providing a high level of  localized  service to loan brokers,  a competitive  and  innovative  product array and  effective  technology.  The  Wholesale  Division's  website,  "Countrywide
Wholesale  Business  Channel"  ("CWBC"),  offers loan  origination  capability  coupled with automated  underwriting  that will allow a decision to be made within  minutes after an application  is submitted  through the website.  Prime credit quality first mortgage loans are approved on the local authority of the Wholesale  Division's  loan  underwriters  staffed within each loan center.  Sub-prime loans are underwritten  centrally by a specialized  underwriting  group and comply with the Company's  underwriting  criteria for such loans.
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
 ------------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------
                                            2001             2000            1999            1998           1997
 ------------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------
 Conventional Loans
   Number of Loans                       112,980          111,935         187,852          87,391         50,570
   Volume of Loans                     $15,638.9        $14,504.6       $25,493.4       $11,860.9       $6,187.8
   Percent of Total Volume                 78.4%            75.9%           82.5%           75.4%          73.4%
 FHA/VA Loans
   Number of Loans                        14,242           21,029          33,282          23,641         12,505
   Volume of Loans                      $1,554.6         $2,206.9        $3,436.1        $2,362.3       $1,190.0
   Percent of Total Volume                  7.8%            11.5%           11.1%           15.0%          14.1%
 Home Equity Loans
   Number of Loans                        21,671           17,651          18,172          11,073          6,017
   Volume of Loans                      $1,056.3           $799.4          $687.2          $419.4         $227.7
   Percent of Total Volume                  5.3%             4.2%            2.2%            2.7%           2.7%
 Sub-prime Loans
   Number of Loans                        16,061           16,820          13,274          11,721          8,568
   Volume of Loans                      $1,690.8         $1,605.5        $1,300.5        $1,088.1         $823.9
   Percent of Total Volume                  8.5%             8.4%            4.2%            6.9%           9.8%
 Total Loans
   Number of Loans                       164,954          167,435         252,580         133,826         77,660
   Volume of Loans                     $19,940.6        $19,116.4       $30,917.2       $15,730.7       $8,429.4
   Average Loan Amount                  $121,000         $114,000        $122,000        $118,000       $109,000

 ------------------------------- --- ------------ -- ------------- -- ------------ -- ------------ -- -----------

Full Spectrum Lending, Inc.

    FSLI, a  wholly-owned  subsidiary of the Company,  originates  primarily  sub-prime  first  mortgages  and home equity loans.  FSLI operates a nationwide  network of 42 retail branch offices  located in 25 states in addition to three  national sales centers.  Each of
FSLI's branch offices is typically  staffed by five to seven  employees.  Business is obtained  primarily  through  direct  mailings to borrowers,  outbound  telemarketing,  referrals from other divisions of the Company and other business  partners.  FSLI branch managers are not paid a  commission  based on  individual  loan  production;  however,  they are paid a bonus  based on various  other  factors, including  overall  branch  loan  production,  account  executive  productivity,  branch  profitability  and loan  quality.  FSLI sales personnel  are paid a  commission  based on  individual  loan  production.  Each loan  approved by FSLI is reviewed by its  centralized underwriting unit to ensure that  standardized  underwriting  guidelines are met. In addition,  FSLI performs quality control audits of the origination process on a continuous basis.

    The  following  table sets forth the number and dollar  amount of FSLI's  sub-prime  and home equity  mortgage  production  for the periods indicated.

  ------------------------------- ------------------------------------------------------------------------------- --
                                                      Summary of the Full Spectrum Lending's
  (Dollar amounts in millions,                      Home Equity and Sub-prime Loan Production
  Except average loan amount)                              Year Ended February 28(29),
  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
                                             2001            2000             1999            1998             1997
  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
  Conventional Loans
    Number of Loans                           184               -                -               -                -
    Volume of Loans                         $21.6               -                -               -                -
    Percent of Total Volume                  1.3%               -                -               -                -
  Home Equity Loans
    Number of Loans                           708             196              113             146                -
    Volume of Loans                         $26.7            $7.1             $4.5            $6.4                -
    Percent of Total Volume                  1.7%            0.5%             0.6%            4.6%                -
  Sub-prime Loans
    Number of Loans                        15,209          14,946            7,800           1,445                -
    Volume of Loans                      $1,556.5        $1,409.5           $702.9          $133.8                -
    Percent of Total Volume                 97.0%           99.5%            99.4%           95.4%                -
  Total Loans
    Number of Loans                        16,101          15,142            7,913           1,591                -
    Volume of Loans                      $1,604.8        $1,416.6           $707.4          $140.2                -
    Average Loan Amount                  $100,000         $94,000          $89,000         $88,000                -

  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------

Fair Lending Programs

    The Company  maintains a fair  lending  department,  whose  responsibilities  include  guiding the Company in its  compliance  with applicable  federal and state  anti-discrimination  laws and regulations that pertain to residential  mortgage lending.  In conjunction with fair lending  initiatives  undertaken by both Fannie Mae and Freddie Mac and promoted by various  government  agencies,  including
HUD,  the Company has  established  affordable  home loan and fair lending  programs for  low-income,  moderate-income  and  designated minority borrowers.  These programs offer more flexible underwriting  guidelines  (consistent with guidelines adopted by Fannie Mae and
Freddie  Mac) than  historical  industry  standards,  thereby  enabling  more  people to qualify for home  loans.  These more  flexible guidelines  allow  lower  down  payments,  income  and cash  reserve  requirements  and are more  liberal  in areas  such as credit and employment history.

    House  America(R)is the Company's  affordable  home loan program for low- and  moderate-income  borrowers.  It offers loans that are eligible for purchase by Fannie Mae and Freddie Mac.  The product  offerings  include  House  America  products  that are  specifically designed to meet the needs of low- and  moderate-income  borrowers.  The House America  personnel  work with all of the Company's  loan production divisions to help properly implement the flexible  underwriting  guidelines for these House America products.  Additionally,
House  America and FHA  products  can be offered in  conjunction  with a number of down  payment  assistance  programs.  The Company is approved  to  participate  in  over  600 of  these  programs,  which  are  offered  by city  agencies,  municipalities  and  non-profit organizations  to assist  with down  payment and closing  costs.  In  addition,  an integral  part of the program is the House  America
Counseling Center, a free educational service,  which can provide consumers with a home buyer's educational  program,  pre-qualify them for a loan or provide a customized  budget plan to help them obtain their goal of home  ownership.  Counseling  services are offered in
English and Spanish.  The Company also organizes and participates in local homebuyer fairs across the country.  At these fairs,  branch personnel and Counseling  Center  counselors  discuss  various loan programs,  provide free  pre-qualifications  and distribute  credit counseling and homebuyer educational materials.

    The use of more flexible  underwriting  guidelines  employed by the House  America loan program may carry a risk of increased  loan defaults.  However,  because  the loans in the  Company's  portfolio  originated  under the House  America  program  are  serviced on a non-recourse basis, the exposure to credit loss resulting from increased loan defaults is substantially limited.

Loan Underwriting

    The Company's  guidelines  for  underwriting  FHA-insured  and  VA-guaranteed  loans comply with the criteria  established by those entities.  The Company's guidelines for underwriting  conventional  conforming loans comply with the underwriting  criteria employed by
Fannie Mae and/or Freddie Mac. The Company's  underwriting  guidelines and property  standards for  conventional  non-conforming  loans
AND HOME  EQUITY  loans  are  based  on the  underwriting  standards  employed  by  private  investors  for such  loans.  In  addition, conventional  loans which are originated or purchased by the Company,  that have a loan to value ratio greater than 80% at origination, are covered by primary mortgage insurance.  The cost of the insurance may be paid by the borrower or the lender.

    In conjunction with fair lending initiatives  undertaken by both Fannie Mae and Freddie Mac, the Company has established affordable home loan  programs for low- and  moderate-income  borrowers.  These  programs may allow for more flexible  underwriting  criteria than historical industry standards.  See "Business -Fair Lending Programs".

    The Company determines loan approval by using the following general underwriting  criteria to determine if a conventional loan is a prime credit  quality first  mortgage  application.  Borrowers who do not qualify for a prime credit quality first mortgage may qualify for a sub-prime loan.  See "Sub-prime Underwriting" below.

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

Debt-to-Income Ratios

    Generally,  an applicant's  monthly  housing  expense  (mortgage loan payment,  real estate taxes,  hazard  insurance and homeowner association  dues,  if  applicable)  should be no greater  than 25% to 28% of his or her monthly  gross  income.  Total  fixed  monthly obligations  (housing  expense plus other  obligations  such as car loans,  credit card payments,  etc.) generally should be no greater than 33% to 36% of monthly gross income.  FOR HOME EQUITY LOANS, THE APPLICANT'S  TOTAL FIXED MONTHLY  OBLIGATIONS  GENERALLY SHOULD BE
NO GREATER THAN 45% OF GROSS MONTHLY INCOME.  Other areas of financial  strength,  such as equity in the property,  large cash reserves or a history of meeting home mortgage or rental  obligations are considered to be compensating  factors and may result in an adjustment of these ratio limitations.

Credit History

    An applicant's  credit history is examined for both favorable and  unfavorable  occurrences.  An applicant who has made payments on outstanding or previous credit obligations according to the contractual terms may be considered  favorably.  Items such as slow payment records,  legal actions,  judgments,  bankruptcy,  liens,  foreclosure  or  garnishments  are viewed  unfavorably.  In some  instances, extenuating circumstances beyond the applicant's control may mitigate the effect of such unfavorable items on the credit decision.

Property

    The market value of the property is assessed to ensure that the property  provides  adequate  collateral  for the loan.  Generally, properties  are appraised by licensed real estate  appraisers.  Some loan programs may provide for automated or  streamlined  appraisal systems to be used to confirm property values.

Maximum Indebtedness to Appraised Value

    Generally,  the maximum amount the Company will lend is 95% of the property value (appraised value or purchase price,  whichever is less).  However,  under certain loan programs this  percentage  may be exceeded.  Loan amounts in excess of 80% of the appraised  value generally require primary mortgage insurance to protect against foreclosure loss.

Funds for Closing

    Generally,  applicants are required to have sufficient  funds of their own to meet the down payment  requirement.  A portion of the funds may come from a gift or an unsecured  loan from a municipality  or a non-profit  organization.  Certain  programs may require the applicant to also have cash reserves after closing.

Sub-prime Underwriting

    Generally,  the same  information is reviewed in the sub-prime  underwriting  process as in the prime credit quality first mortgage underwriting  process.  Borrowers  who qualify  generally  have payment  histories  and  debt-to-income  ratios which would not satisfy
Freddie  Mac and Fannie  Mae  underwriting  guidelines  and may have a record of major  derogatory  credit  items  such as  outstanding judgments or prior  bankruptcies.  The  Company's  sub-prime  mortgage loan  underwriting  guidelines  establish the maximum  permitted loan-to-value  ratio for each  loan  type  based  upon  these and other  risk  factors,  with  more  risk  factors  resulting  in lower loan-to-value  ratios.  On a case by case basis,  the Company may  determine  that,  based upon  compensating  factors,  a  prospective borrower  who does not  strictly  qualify  under  the  underwriting  risk  category  guidelines  warrants  an  underwriting  exception.
Compensating factors may include low loan-to value ratio, low debt-to-income ratios, stable employment and time in the same residence.

Sale of Loans

    As a mortgage banker,  the Company  customarily sells  substantially  all loans that it originates or purchases.  Substantially all prime credit quality first  mortgages sold by the Company are sold without  recourse,  subject in the case of VA loans to the limits of the VA guaranty  described  below.  Conforming  conventional  loans are generally  pooled by the Company and  exchanged for  securities guaranteed by Fannie Mae or Freddie Mac.  These  securities  are then sold to national or regional  broker-dealers.  Substantially  all conventional  loans securitized  through Fannie Mae or Freddie Mac are sold, subject to certain  representations  and warranties on the part of the Company,  on a non-recourse  basis,  whereby foreclosure losses are generally a liability of Fannie Mae and Freddie Mac and not the Company.

    The Company  securitizes  substantially all of its FHA-insured and VA-guaranteed  mortgage loans through Ginnie Mae, Fannie Mae, or
Freddie Mac. The Company is insured against  foreclosure  loss by the FHA or partially  guaranteed  against  foreclosure loss by the VA
(at present,  generally 25% to 50% of the loan, up to a maximum amount of $50,750,  depending upon the amount of the loan).  For Fiscal
2001,  2000 and 1999,  the aggregate  loss  experience of the Company on VA loans in excess of the VA guaranty was  approximately  $4.1 million,  $8.5 million and $13.2  million,  respectively.  The  reduction in losses in Fiscal 2001 was due mainly to improved  property values  nationally.  To  guarantee  timely and full  payment of  principal  and  interest  on Fannie  Mae,  Freddie  Mac and Ginnie Mae securities  and to transfer the credit risk of the loans in the servicing  portfolio  sold to these entities the Company pays guarantee fees to these agencies.

    The Company sells its  non-conforming  conventional  loan  production  on a  non-recourse  basis.  These loans are sold either on a whole-loan  basis or in the form of  "private-label"  securities  which generally have the benefit of some form of credit  enhancement, such as insurance, letters of credit, payment guarantees or senior/subordinated structures.

    Home equity and sub-prime  loans are sold on a whole-loan  basis or in the form of securities  backed by pools of these loans.  The
Company  retains credit risk on the home equity and sub-prime  loans it securitizes,  through  retention of a subordinated  interest or through a corporate  guarantee of losses up to negotiated  maximum amount. As of February 28, 2001, the Company had investments in such subordinated interests amounting to $763.6 million and had reserves amounting to $56.3 million related to such corporate guarantees.

    In connection with the sale and  securitization  of mortgage  loans,  the Company makes  customary  representations  and warranties relating to, among other things,  compliance with laws and the underwriting rules of the buyer or insurer.  In the event of a breach of any of such  representations  and  warranties,  the Company may be required to  repurchase a mortgage  loan or  indemnify  the buyer or insurer with respect thereto and any subsequent foreclosure loss on the mortgage loan will be borne by the Company.

    In order to mitigate the risk that a change in interest  rates will result in a decline in the value of the Company's  current loan commitments  (the  "Committed  Pipeline") or closed loans and mortgage  backed  securities  held in inventory  (the  "Inventory"),  the
Company enters into hedging  transactions.  The Inventory is hedged with forward  contracts for the sale of loans and net sales of MBS, including  options to sell MBS where the Company can exercise  the option on or prior to the  anticipated  settlement  date of the MBS.
Due to the  variability of closings in the Committed  Pipeline,  which is driven  primarily by interest  rates,  the Company's  hedging policies  require that  substantially  all of the Committed  Pipeline be hedged with a combination of options for the purchase and sale of MBS and treasury  futures and forward  contracts for the sale of MBS. The correlation  between the Inventory and Committed  Pipeline and the hedge instruments is very high due to their similarity.

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

Mortgage-Related Investments Segment

    The  Mortgage-Related  Investments  Segment  consists of investments  in assets  retained in the mortgage  securitization  process,
including  MSRs  and  residual  interests.   In  addition  to  their  direct  returns,  the  investment  in  and  management  of  these mortgage-related  assets provides the Company the opportunity to cross-sell  various  services and financial  products to its servicing portfolio of over 2.9 million borrowers. In particular,  the Company has been able to cross-sell homeowners,  fire, flood,  earthquake, auto,  home  warranty,  life and  disability  insurance,  as well as annuities,  through its insurance  agency,  Countrywide  Insurance
Services,  Inc.  ("CIS").  CIS is a national,  full-service,  multi-line  insurance  agency,  with over five hundred thousand  policies currently  in force with both  portfolio  and  non-portfolio  customers.  See  "Business-Company  Segments-B2C  Insurance  Segment" for
further  discussion.  In addition,  through  telemarketing  and direct mail  solicitations,  the Company has successfully  offered home equity lines of credit to its existing  borrowers.  As of February  28,  2001,  the Company had 154,165 home equity lines in place,  up from 109,235 as of February 29, 2000.

    The Company has vertically  integrated  several  loan-servicing  functions that are commonly  out-sourced by other loan  servicers.
These functions are included in the  Mortgage-Related  Investments  Segment and include  monitoring and processing  property tax bills, tracking and ensuring  adequate  insurance to protect the investor's  interest in the property  securing each loan,  trustee  services, real estate owned management and liquidation  services,  and property field inspection  services.  The Company believes the integration of these  functions  give it a  competitive  edge by lowering  costs and enabling the Company to provide an enhanced  overall  level of service.

     In addition,  the Company strives to balance its  Mortgage-Related  Investments Segment with the Production  Divisions,  which are counter-cyclical  in nature. In general,  earnings from the  Mortgage-Related  Investments  Segment increase as interest rates increase and decline as interest rates  decline,  which is normally the opposite of the Production  Divisions.  Generally,  in an environment of increasing  interest  rates,  the rate of current and projected  future loan  prepayments  decreases,  resulting in a decreased rate of amortization  of  MSRs.  Conversely,  in an  environment  of  declining  interest  rates,  the rate of  current  and  projected  future prepayments  increases,  resulting in an increased  rate of  amortization  and potential  impairment  of MSRs. To further  mitigate the impact of MSR  impairment  on  earnings,  the Company has devoted  substantial  management  expertise  and  financial  resources to the development and maintenance of a financial hedge by acquiring financial instruments,  including derivative contracts,  that increase in aggregate value when interest rates decline (the "Servicing Hedge").

B2C Insurance Segment

     The B2C Insurance Segment consists of two operating subsidiaries, CIS and Directnet Insurance Agency, Inc. ("Directnet").

     CIS is comprised of Countrywide Insurance Services of California;  Countrywide Insurance Services of Arizona;  Countrywide General
Agency of Texas; Countrywide Insurance Agency of Massachusetts; Countrywide Agency of Ohio; and Countrywide Insurance Agency of Ohio.

     CIS is an independent  insurance agency that provides  homeowners  insurance,  life insurance,  disability  insurance,  automobile insurance,  and  various  other  coverages.  CIS has been  servicing  the  insurance  needs of  homeowners,  primarily  CHL's  mortgage customers, since 1969.  As of February 28(29), 2001 and 2000, CIS had total policies-in-force of 514,000 and 433,000, respectively.

     CIS is headquartered in Simi Valley, California,  with sales offices located in Simi Valley, California;  Phoenix, Arizona; Plano,
Texas; Deerfield, Massachusetts; Columbus, Ohio; and Winterpark, Florida.

     Directnet is comprised of Directnet  Insurance Agency and Directnet  Insurance  Agency of Arizona.  Directnet  provides  financial institutions with a private-label insurance agency solution.

Processing and Technology Segment

     The Processing and Technology Segment activities include internal  subservicing of the Company's servicing  portfolio,  as well as mortgage  subservicing and  subprocessing for other domestic and foreign  financial  institutions  (through Global Home Loans Limited).
The Company  services on a  non-recourse  basis  substantially  all of the mortgage  loans that it originates or purchases  pursuant to servicing  agreements  with Fannie Mae,  Freddie Mac,  Ginnie Mae and various private and public  investors.  In addition,  the Company periodically  purchases bulk servicing  contracts,  also on a non-recourse basis, to service  single-family  residential mortgage loans and home equity lines of credit originated by other lenders.  Servicing  contracts acquired through bulk purchases  accounted for 3% of the Company's  servicing  portfolio as of February 28, 2001.  Servicing mortgage loans includes collecting and remitting loan payments, responding to borrower  inquiries,  making  property  protection  and principal and interest  advances when  required,  accounting  for principal  and  interest,  holding  custodial  (impound)  funds for payment of property  taxes and hazard  insurance,  making  physical inspections of the property,  counseling  delinquent  mortgagors,  supervising  foreclosures and property  dispositions in the event of unremedied  defaults and generally  administering the loans. The Company receives a fee for servicing  mortgage loans ranging generally from 1/4% to 1/2%,  annually,  of the declining  principal  balances of the loans.  The Company also realizes other revenues  generated from its loan servicing activities, such as late charges and interest on custodial balances.

    The Company's  servicing  portfolio is subject to reduction by scheduled  principal  payments,  prepayments  and  foreclosures.  In addition,  the Company has elected in the past to sell a portion of its MSRs as well as newly originated loans on a  servicing-released basis and may do so in the future.  Nonetheless, the Company's overall strategy is to build and retain its servicing portfolio.

    Loans are serviced  from  facilities  located in Simi  Valley,  California  and Plano,  Texas (see  "PROPERTIES").  The Company has
developed  systems and processes  that enable it to service  mortgage  loans  efficiently  and,  therefore,  enhance  earnings from its investment in MSRs.  Some of these systems and processes are highlighted in the following paragraphs.

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

    The Company also provides an Internet site for existing  borrowers  through which the borrower can obtain current  account  status, history,  answers to frequently asked questions and a dictionary to help the borrower  understand industry  terminology.  Borrowers may also update  information such as phone numbers and mailing address,  ask questions and receive responses via e-mail, and make payments.
The Company  offers a variety of options for customers to make their monthly  payment,  such as through ACH  (utilizing  HomePay Plus), via the website,  bimonthly,  or through their own private  banking  software.  Currently,  approximately  20% of borrowers  make their monthly payment  electronically.  For those payments not made  electronically,  the Company's high speed payment  processing  equipment enables the Company to deposit virtually all checks on the day of receipt, thereby maximizing cash availability.

    The Company issues monthly  statements to its borrowers.  This allows the Company to provide  personalized home loan information in a more timely manner while  simultaneously  providing a vehicle for the Company to market other products.  Customers have the option of receiving a paper copy or an  electronic  copy of their  monthly  statement.  For those  customers  who elect to receive an  electronic statement,  the Company sends a notification to the customer via e-mail when the statement is available through the Company's  Website, saving the Company  the cost of  producing  and mailing the  statement  while  still  allowing  the Company to be able to market  other products to the customer and provide the customer with monthly information.

    The collection  department utilizes its collection management system in conjunction with its predictive dialing system to track and maximize each individual collector's performance as well as to track the success of each collection campaign.

    The Company tracks its  foreclosure  activity  through its default  processing  system ("DPS").  DPS allows each  foreclosure to be assigned to a state/investor  specific  workflow  template.  The foreclosure  processor is  automatically  guided through each function required to successfully complete a foreclosure in any state and for any investor.

    The majority of the Company's insurance tracking and disbursements is processed  automatically  through  MortgageScan,  which makes use of Optical  Character  Recognition  ("OCR") for forms and interacts  with the servicing  system.  Data is extracted  from insurance documents and converted to an electronic file that is processed through a rules engine that automatically  requests payments,  prepares correspondence  and  updates  the host  servicing  system.  Approximately  97% of the  mail  received  annually  is  processed  through
MortgageScan.

    The Tax Automated  Payment System  automates the manual payment  process for tax bills.  Data is extracted from the tax bills using
OCR for forms and routed to queues where potential  exceptions can be reviewed.  This process increases  productivity and minimizes the likelihood of disbursement errors that can result in tax penalties.

    The following table sets forth certain information  regarding the Company's  servicing  portfolio of single-family  mortgage loans, including loans and securities held for sale and loans subserviced for others, for the periods indicated.

  ------------------------------------ -- -------------------------------------------------------------------------
   (Dollar amounts in millions)                                 Year Ended February 28(29),
  ------------------------------------ -- -------------------------------------------------------------------------
  Composition of Servicing Portfolio         2001           2000            1999           1998           1997
                                          ----------- -- ------------ -- ----------- -- ----------- -- ------------
           At Period End:
  FHA-Insured Mortgage Loans              $  47,307.5    $  43,057.1      $ 38,707.0     $ 37,241.3     $ 30,686.3
  VA-Guaranteed Mortgage Loans               16,374.1       15,980.2        15,457.7       14,878.7       13,446.6
  Conventional Mortgage Loans               200,552.5      178,764.6       156,015.6      127,368.1      112,713.6
  Home Equity Loans                          10,736.7        5,229.2         2,806.3        1,656.5          689.9
  Sub-prime Loans                            18,629.3        7,160.7         2,502.3        1,744.2        1,048.9
                                          -----------    ------------    -----------    -----------    ------------
         Total Servicing Portfolio         $293,600.1     $250,191.8      $215,488.9     $182,888.8     $158,585.3
                                          ===========    ============    ===========    ===========    ============

  Beginning Servicing Portfolio            $250,191.8     $215,488.9      $182,888.8     $158,585.3     $136,835.2
  Add:  Loan Production                      68,923.2       66,739.7        92,880.5       48,771.7       37,810.8
           Bulk Servicing Acquired            8,712.1        2,003.3         4,591.1        1,010.0        1,358.1
           Subservicing Acquired              3,150.0        1,714.5         3,593.6        2,751.6        1,450.0
  Less: Servicing Transferred (1)              (139.2)        (255.2)       (7,398.6)        (110.6)         (70.8)
           Runoff  (2)                      (37,237.8)     (35,499.4)      (61,066.5)     (28,119.2)     (18,798.0)
                                          -----------    ------------    -----------    -----------    ------------
  Ending Servicing Portfolio               $293,600.1     $250,191.8      $215,488.9     $182,888.8     $158,585.3
                                          ===========    ============    ===========    ===========    ============

  Delinquent Mortgage Loans and Pending
    Foreclosures at Period End (3):
      30 days                                2.99%          2.74%          2.52%           2.68%          2.26%
      60 days                                .86%           0.67%          0.53%           0.58%          0.52%
      90 days or more                        .83%           0.56%          0.50%           0.65%          0.66%
                                          -----------    -----------    ------------    -----------    ------------
            Total Delinquencies              4.68%          3.97%          3.55%           3.91%          3.44%
                                          ===========    ===========    ============    ===========    ============
  Foreclosures Pending                       0.54%          0.39%          0.31%           0.45%          0.71%
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
    (3)  Expressed  as a  percentage  of the total  number of loans  serviced  excluding  subserviced  loans  and  Ginnie  Mae rewarehoused loans sold into a third party-owned conduit.

    At February 28, 2001, the Company's servicing portfolio of single-family mortgage loans was stratified by interest rate as follows.

 ---- -------------------------- -- --------------------------------------------------------------------------------
         (Dollar amounts in                              Total Portfolio at February 28, 2001
              millions)
 ---- -------------------------- -- --------------------------------------------------------------------------------
                                                                               Weighted
              Interest               Principal            Percent              Average                 MSR
                Rate                   Balance           of Total          Maturity (Years)          Balance
 ---- -------------------------- -- --------------- -- -------------- -- --------------------- -- --------------- --
           7% and under               $  80,574.5          27.4%                 23.8                 $1,713.7
           7.01-8%                     129,701.9           44.2%                 25.7                  2,684.3
           8.01-9%                      57,337.2           19.5%                 26.9                    970.4
           9.01-10%                     11,992.5            4.1%                 26.2                    141.2
           over 10%                     13,994.0            4.8%                 23.4                    258.1
                                    ---------------    --------------    ---------------------    ---------------
                                      $293,600.1          100.0%                 25.3                 $5,767.7
                                    ===============    ==============    =====================    ===============

 ---- -------------------------- -- --------------- -- -------------- -- --------------------- -- --------------- --

    The weighted average interest rate of the single-family  mortgage loans in the Company's servicing portfolio as of February 28(29),
2001 and 2000 was 7.8% and 7.5%,  respectively.  As of February 28, 2001, 89% of the loans in the servicing  portfolio bore interest at fixed rates and 11% bore interest at  adjustable  rates.  The weighted  average net service fee of the loans in the portfolio was .393%
as of February 28, 2001. The weighted average interest rate of the fixed-rate loans in the servicing portfolio was 7.7%.
    The following table sets forth the geographic  distribution of the Company's servicing  portfolio of single-family  mortgage loans, including loans and securities held for sale and loans subserviced for others, as of
February 28, 2001.

  ----------------------------------------------------------- -- ----------------------------- --------------------
                                                                   Percentage of Principal
                                                                       Balance Serviced
  ----------------------------------------------------------- -- ----------------------------- --------------------

                    California                                                26.9%
                    Texas                                                      5.5%
                    Florida                                                    5.2%
                    Michigan                                                   4.1%
                    Colorado                                                   3.9%
                    Illinois                                                   3.6%
                    Washington                                                 3.4%
                    Arizona                                                    3.2%
                    Ohio                                                       2.8%
                    New York                                                   2.7%
                    Georgia                                                    2.7%
                    Massachusetts                                              2.5%
                    New Jersey                                                 2.4%
                    Virginia                                                   2.4%
                    Pennsylvania                                               2.2%
                    Maryland                                                   2.2%
                    Other (1)                                                 24.3%

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

Capital Markets Segment

    The  Capital  Markets  Segment  consists of CCM, a  wholly-owned  subsidiary  of the  Company,  CCM  International  Ltd.  ("CCMI"),
Countrywide  Warehouse  Lending ("CWL") and the Correspondent  Division of CHL. CCM has three principal  operating  subsidiaries:  CSC,
Countrywide Servicing Exchange ("CSE") and Countrywide Asset Management  Corporation  ("CAMC").  CCM's principal offices are located in
Calabasas, California with sales offices in New York, New York; Rochester, New York; and Ft. Lauderdale, Florida.

    CSC is a registered  broker-dealer  and a member of both the National  Association of Securities  Dealers,  Inc. and the Securities
Investor Protection  Corporation.  CSC primarily trades  mortgage-related  securities,  including  pass-through  certificates issued by
Ginnie Mae, Fannie Mae,  Freddie Mac and others,  and  collateralized  mortgage  obligations and similar  obligations.  CSC also trades certificates  of deposit issued by banks,  the deposits of which are insured by the Bank Insurance Fund (a fund of the Federal  Deposit
Insurance  Corporation)  as well as  callable  agency  debt and  asset-backed  securities.  CSC  participates  in the  underwriting  of securities for CHL and for unrelated  entities.  CSC provides financing for customers by entering into reverse  repurchase  agreements.
CSC also  arranges  the  purchase  and sale of mortgage  loans for CHL and others.  CSC trades with  institutional  investors,  such as investment  managers,  pension fund companies,  insurance companies,  depositories,  and other  broker-dealers.  CSC's total securities trading volume for Fiscal 2001 and Fiscal 2000 was $742 billion and $407 billion, respectively.

    CSE is among the leading national mortgage  servicing  brokerage and consulting  firms. CSE, as an agent,  facilitates the purchase and sale of bulk  servicing  contracts and provides  loan  portfolio  evaluation  services for  prospective  investors and servicers of residential mortgage loans.

    CAMC purchases distressed loans and other credit sensitive residential mortgage assets,  including the related servicing asset from other lenders.  The Company  services the loans with the intent to sell or securitize  loans which become  current and liquidate  those that do not become current.  CAMC contracts with CHL to provide loan servicing activities.

    CCMI has  applied to become a  registered  broker-dealer  in the United  Kingdom.  Upon  licensing  by the  Securities  and Futures
Authority,  CCMI will arrange trades for CSC with trading partners in the European  market.  The principal office of CCMI is located in
London, England.

    CWL provides warehouse lines of credit to mortgage  originators to finance their origination or acquisition of residential mortgage loans.  Advances under the lines of credit are secured by mortgage loans.

    The Company purchases loans from other mortgage bankers,  commercial banks, savings and loan associations,  credit unions and other financial  intermediaries  ("Correspondents")  through its Correspondent  Division.  For calendar 2000, the Correspondent  Division was ranked as the SECOND largest  correspondent  lender, in terms of volume, among residential  mortgage lenders nationwide.  The Company's
Correspondent  Division is  headquartered in Simi Valley,  California.  The  Correspondent  Division has  approximately  1,500 approved financial  intermediaries  serving all 50 states,  the District of Columbia  and Guam.  Correspondents  are approved  after a review of their reputation,  financial strength and mortgage lending expertise of such  institutions,  including a review of their references and financial  statements.  In addition,  all Correspondents are reaffirmed annually based upon a review of their current audited financial statements  and their  historical  production  volumes and loan  quality.  The  Company  attributes  the  success of the  Correspondent
Division to providing  superior  service in the form of a broad  product line and advanced  technological  systems.  The  Correspondent
Division's  website,  "Platinum  Lender  Access"  ("Platinum"),  offers a reliable and  efficient  way for approved  Correspondents  to register loans, lock in best-effort  commitments and obtain immediate approval for commitments through the Internet.  In addition,  the website also offers quick access to the Company's other ancillary services.

    The Correspondent  Division has in place extensive  compliance  monitoring  systems and procedures.  These procedures include prior purchase  underwriting  reviews,  reviews performed by contract  underwriters whose work CHL is indemnified  against,  fraud detection, re-verification  of employment,  income and deposits and other steps as deemed  appropriate.  In addition,  quality  control  personnel review  loans for  compliance  with the  Company's  underwriting  criteria.  To  provide  additional  protection  against  losses,  all
Correspondent  contracts  provide the Company with recourse against the  Correspondent in the event of  non-compliance  with applicable law, or fraud or misrepresentation by any party involved in the origination process.

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
  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
                                             2001            2000             1999            1998             1997
  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
  Conventional Loans
    Number of Loans                       117,753         144,760          189,648          76,354           96,419
    Volume of Loans                     $17,523.0       $17,751.9        $24,672.5        $9,648.9        $11,343.1
    Percent of Total Volume                 61.7%           67.7%            75.3%           49.3%            53.2%
  FHA/VA Loans
    Number of Loans                        67,740          61,403           70,082          95,481          103,336
    Volume of Loans                      $7,703.1        $6,330.4         $7,014.4        $9,393.5         $9,952.8
    Percent of Total Volume                 27.1%           24.1%            21.4%           48.0%            46.7%
  Home Equity Loans
    Number of Loans                        26,560          14,709           15,597           6,635                8
    Volume of Loans                      $1,115.1        $1,035.8           $581.0          $252.4             $0.8
    Percent of Total Volume                  3.9%            3.9%             1.8%            1.3%             0.0%
  Sub-prime Loans
    Number of Loans                        19,687          11,418            4,229           2,457              290
    Volume of Loans                      $2,060.7        $1,121.5           $479.9          $267.5            $13.4
    Percent of Total Volume                  7.3%            4.3%             1.5%            1.4%             0.1%
  Total Loans
    Number of Loans                       231,740         232,290          279,556         180,927          200,053
    Volume of Loans                     $28,401.9       $26,239.6        $32,747.8       $19,562.3        $21,310.1
    Average Loan Amount                  $123,000        $113,000         $117,000        $108,000         $107,000

  ------------------------------- - -------------- -- ------------ --- ------------ -- ------------ -- -------------
    See pages 10-12 for a discussion of the Company's securitization and sale of mortgage loans and loan underwriting criteria.
B2B Insurance Segment

     The B2B Insurance Segment consists of three wholly-owned subsidiaries,  Balboa Life Insurance Company and Balboa Insurance Company
(collectively "Balboa") and Second Charter Reinsurance Company.

     Balboa is comprised of Balboa  Insurance,  Balboa Life  Insurance,  Balboa Life  Insurance of New York,  Metriplan  Insurance  and
Newport  Insurance  companies.  Balboa  commenced  operations in 1949, and was acquired by the Company on November 30, 1999.  Balboa is headquartered  in Irvine,  California,  and has  offices  in  Pasadena,  California;  Rosemead,  California;  Seattle,  Washington  and
Pittsburgh, Pennsylvania.

     "A" rated by A.M. Best Company,  Balboa is the leading writer of  creditor-placed  auto physical  damage  insurance and Guaranteed
Auto Protection  insurance and a leader in creditor-placed  property/hazard  insurance.  Balboa is licensed to underwrite  property and casualty  and life and  disability  insurance  in all 50 states.  It  distributes  product and  tracking  services  to 1,300  financial institutions,  including 50 of the 100 largest U.S.  financial  services  companies,  either  directly or through  independent  agents.
Balboa  provides loan tracking  services on a combined  portfolio of over 4 million  loans.  The total net written  premiums for Fiscal
2001 and Fiscal 2000 were $244 million and $49 million, respectively.

     Balboa's  product line  includes  retail  voluntary  homeowners  insurance and  additional  credit life and  disability  insurance products, which are being distributed by CIS and other entities.

    Second  Charter  Reinsurance  Company  earns a portion of the primary  mortgage  insurance  premiums  associated  with loans in the
Company's  servicing  portfolio  by  providing a layer of  non-catastrophic  reinsurance  coverage to the  primary  mortgage  insurance companies providing the related primary mortgage insurance.

D.   Information Technology

         The Company employs both  proprietary and  nonproprietary  technology  throughout the enterprise and continually  searches for new and better ways of both  providing  services to its customers and of maximizing  the  efficiency of its  operations.  Technology is viewed as part of the Company's  competitive  advantage.  By implementing  highly  integrated  systems into its lines of business,  the
Company  believes it has been  successful in the rapid  start-up of new business  enterprises.  The Company  views  technology as a key driver to  maintaining  world-class  productivity  levels in its  operations.  Management  believes  that the  deployment  of  advanced
Internet  technologies,  data warehousing and customer  management  technologies,  artificial  intelligence and business rules engines, advanced  messaging  and  collaborative  computing  systems,  interactive  voice  response and call  management  systems all  represent situations in which technology has played a role in improving or maintaining productivity and efficiency.

         Proprietary  systems  currently in use by the Company include CLUES(R),  an artificial  intelligence  system that is designed to
expedite  the  review  of  applications,   credit  reports  and  property  appraisals.  The  Company  believes  that  CLUES(R)increases underwriters'  productivity,  reduces  costs and provides  greater  consistency  to the  underwriting  process,  which in turn provides improved  efficiencies  in the Company's  overall  business  processes and in the level of customer  service (e.g.,  improved  pricing, approval and funding  speed) that the Company is able to provide to its various  constituencies.  Other  proprietary  loan  origination and processing systems in use by the production  divisions are the EDGE system (used by the Consumer Markets,  Wholesale Division,  and
FSLI) and GEMS (primarily used by the Correspondent  Division),  which are loan processing systems that are designed to reduce the time and cost  associated  with the loan  application  and funding  process.  These  front-end  systems were  internally  developed  for the
Company's  exclusive use and are integrated  with the Company's loan  servicing,  sales,  accounting,  treasury and other systems.  The
Company  believes that both the EDGE and GEMS systems  improve the quality of its loan  products and customer  service by: (i) reducing the risk of deficient loans; (ii) facilitating  accurate and customized pricing;  (iii) promptly generating loan documents with the use of laser  printers;  (iv) providing for electronic  communication  with credit  bureaus,  financial  institutions,  HUD and other third parties; and (v) generally minimizing manual data input.

          "AdvantEdge(R)" is an  application  that has  been  developed  by the  Company.  AdvantEdge(R)is an  object-oriented  contact management and loan  origination  system,  which can be used separately or integrated  with EDGE or websites.  AdvantEdge(R)was designed primarily  to  assist  the  telemarketing  unit  and  retail  branch  network  in  generating  more  sales.  AdvantEdge(R)provides  the telemarketing unit and the retail branch network the ability to
(i) manage customer contact efficiently and effectively;  (ii) pre-qualify a prospective  applicant;  (iii) provide "what if" scenarios to help find the appropriate loan product; (iv) obtain on-line price quotes; (v) take applications;
(vi) request credit reports  electronically  through  LandSafe,  Inc.; (vii) issue a LOCK 'N SHOP(R)certificate;  and (viii) transmit a loan  pre-application to the appropriate  production units for processing.  Additionally,  the loan origination  modules of AdvantEdge(R)
provide  disclosure  document  generation  capability and access to CLUES(R).  Once a loan is ready to be funded, the loan information is seamlessly  transferred to EDGE,  resulting in time saved and enhanced  customer  service.  The Company  believes that AdvantEdge(R)will allow the retail branch network to convert more leads,  increase  business partner referrals and cross-sell  additional  products (e.g.
mortgage  insurance,  property  insurance,  etc.)  throughout  the  loan  process.  By  maintaining  a  database  of  customer  contact information,  real estate agents,  individual customers,  loan brokers,  builders and other business partners,  the Company believes it will have the ability to maximize its customer relationships.

         Global  Origination  System and Global  Servicing  System are  applications  that are being developed in conjunction  with the
Global  Home Loans  Ltd.  These  systems  are  designed  to  address  multi-company,  multi-currency  and  multi-lingual  requirements.
Management believes their implementation will position the Company to expand its presence in the global mortgage market.

         LandSafe  Credit Merge Engine is an  internally  developed  system that gathers  information  from the nation's  three largest credit  bureaus,  merges and  consolidates  it into a single credit  report.  This process was developed to (i) increase  dependability in the event a single credit bureau became unavailable;  (ii) provide timely data by presenting a mesh of results;  and (iii) provide a flexible  format to interface  with a multitude  of computer  systems.  This system is used  internally  by the Company,  as well as by unrelated companies under licensing agreements with the Company.

         Regarding  the Internet,  the Company's  goal is to allow the customer  (direct  consumer or business  partner) to utilize the
Company's various websites in an integrated  fashion with each such customer's  existing  infrastructure  and to provide customers with competitive  pricing as well as  convenient  and  efficient  services.  The Company's  more than sixty  websites  continue to evolve in depth and breadth as the Company  develops  additional  online  partnerships.  The Company has developed  customized,  interactive  web pages for each of its 450+ retail  branches to leverage its local  knowledge and expertise to the consumer.  The Company  believes this strategy provides it with a distinct  advantage over other online  competitors.  A component of the Company's  strategy is to integrate services  required in the loan process  (such as title,  appraisal,  home  inspection  and credit  reporting)  and offered  through its
LandSafe  subsidiaries.  In addition,  insurance  services are also available on line through CIS. This provides a "one-stop"  solution to the individual consumer and to the Company's business partners.

         Key areas of the Company's  consumer  websites are: (1) "Home Financing - Mortgage and Equity Lines" which provides  potential customers with the ability to pre-qualify  for a loan,  calculate  maximum  affordable  home price,  loan amount and monthly  payments, review loan products and current rates, submit loan applications  on-line,  check application status on-line,  determine if refinancing is  advantageous  and obtain answers to frequently  asked  questions;  (2) "Customer  Service",  which provides  current  customers the ability to review their current loan status,  account history,  insurance  information,  financial  services and subscription  services online.  This also includes  information  on the "Mortgage Pay on the Web"  service,  an internally  developed  product that allows the customer to make mortgage payments online; (3) "Insurance  Solutions",  which provides  insurance  information  concerning  homeowners, automobile,  home warranty,  life,  disability  insurance and  annuities.  This link provides  calculators to help customers  determine coverage  amounts and premiums  including  instant  on-line  quotes.  In  addition,  it provides  customers  the ability to contact the
Company's  customer service department to change existing coverage,  review terms,  conditions and status of existing policies,  file a claim, make a complaint,  renew an existing policy, make changes to method of billing and update personal  information;  (4) "Corporate
Information",  which contains information about the Company's  background,  description of products and services offered, a president's letter,  available career opportunities,  press releases,  quarterly earnings and performance report, annual reports and other investor information.

         The Internet sites that enhance business partner relationships include the "REALTOR(R)Advantage",  "Builders Advantage",  CWBC
and Platinum sites.  REALTOR(R)Advantage allows realtors to register in the Company's online resource  directory,  obtain direct access to local  branches  for  up-front  approvals,  obtain a LOCK N' SHOP(R)and LOCK N' SELL(R)to  guarantee  rates,  obtain an up-front  loan pre-approval on behalf of their clients,  and offers real estate agents  value-added tools for their clients.  Builders  Advantage is a site that allows builders to register with the Company,  to learn about the Company's  builder  advantage  program and builder services and to link to builder  industry  web sites.  The CWBC site  allows  registered  brokers to (i) float or lock loans 24 hours,  7 days a week through e-Pipeline;  (ii) obtain  up-to-the-minute  pricing;  (iii) customize Broker's rate sheet using CHL's pricing;  (iv) track status of all loans in the pipeline  (for CWBC and branch  generated  loans);  (v) download  marketing  materials  and loan  submission forms; (vi) access the Company's ancillary services (appraisal,  credit reporting, flood and homeowners insurance);  (vii) benefit from the  website-creation  services  offered by the  Company  and (vii) link to other  industry-related  sites.  Platinum  offers  approved
Correspondents  (i) the  ability to register  loans and lock in  commitments;  (ii)  access to CLUES(R)and  Freddie Mac Loan  Prospector underwriting  decision  services;  (iii) access to the  Company's  ancillary  services  (appraisal,  credit  reporting,  flood and home warranty  and  homeowners  insurance);  (iv) access to current  pricing  rate sheets;  (v)  up-to-the-minute  reporting of loans in the pipeline; and (vi) links to other industry-related sites.

ITEM 2.     PROPERTIES

    The primary  executive and  administrative  offices of the Company and its subsidiaries are located in Calabasas,  California.  The headquarters  facility  consists  of  approximately  225,000  square  feet and is situated  on 20.1 acres of land.  The  executive  and administrative  operations  of the Company's  information  technology  division and Wholesale  Division are located in an 88,000 square foot office  building in  Calabasas,  California  which the Company  has leased  with an option to  purchase.  The Company  subleases a
215,000  square foot  facility in Rosemead,  California,  which  houses loan  production  and certain  subsidiary  operations.  In Simi
Valley,  California,  the Company owns two office  buildings  totaling  approximately  506,000 square feet which  currently  house loan servicing  operations  and the  Correspondent  Division,  and a 200,500  square  foot  building  which  houses the  Company's  document custodian,  collateral  documents  and the  Company's  document  management  operations.  The Company also owns three office  buildings totaling  approximately  790,000 square feet on 38.5 acres in Plano,  Texas,  which house  additional loan servicing,  loan production, data processing and subsidiary  operations.  In June and November 2000, the Company entered into a lease and sublease of  approximately
175,000 square feet of office space in West Hills,  California to which it will relocate its  Correspondent  Division from Simi Valley,
California and its Wholesale  Division from Calabasas,  California.  Additional  space located in Pasadena,  Irvine,  Moorpark and Simi
Valley,  California  is  currently  under  lease  for  certain  subsidiaries,  loan  servicing,  loan  production  and data  processing operations.  These leases provide an additional  290,000 square feet on varying  terms.  In addition,  the Company leases space for its branch offices throughout the country.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                                                PART II

ITEM 5.            MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                   STOCKHOLDER MATTERS

    The Company's  common stock is listed on the New York Stock  Exchange  ("NYSE") and the Pacific Stock Exchange  (Symbol:  CCR). The
following  table sets forth the high and low sales  prices (as reported by the NYSE) for the  Company's  common stock and the amount of cash dividends declared for the fiscal years ended
February 28(29), 2001 and 2000.

 ------- --------------- ------------------------- --- ------------------------- --- --------------------------------

                               Fiscal 2001                   Fiscal 2000                 Fiscal 2001 Fiscal 2000
 ------- --------------- ------------ ------------ --- ------------ ------------ --- --------------------------------
         Quarter            High          Low             High          Low              Cash Dividends Declared
 ------- --------------- ------------ ------------ --- ------------ ------------ --- --------------------------------

         First               $35.00       $22.31           $48.00       $36.56             $0.10          $0.10
         Second               39.75        30.00            45.25        31.63              0.10           0.10
         Third                41.69        31.50            35.25        27.75              0.10           0.10
         Fourth               52.00        36.31            29.25        23.00              0.10           0.10

 ------- --------------- ------------ ------------ --- ------------ ------------ --- ---------------- ---------------

    The Company has declared and paid cash dividends on its common stock quarterly since 1982. For the fiscal years ended February  28(29),  2001 and 2000, the Company  declared  quarterly cash dividends  aggregating  $0.40 per share.  On
March 23, 2001, the Company declared a quarterly cash dividend of $0.10 per common share, which was paid on April 30, 2001.

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

    As of May 15, 2001,  there were 2,301  shareholders  of record of the  Company's  common  stock,  with  118,826,957  common  shares outstanding.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

      -------------------------------------- ------------------------------------------------------------------------------
                                                                   Year ended February 28(29),

      -------------------------------------- -------------------------- ------------ ------------ ------------ -------------
      (Dollar amounts in thousands, except per share         2001           2000        1999         1998          1997
      data)
      ------------------------------------------------- --------------- ------------ ------------ ------------ -------------
      Statement of Earnings Data (1):
      Revenues:
         Loan origination fees                              $398,544      $406,458     $623,531     $301,389     $193,079
         Gain on sale of loans                               611,092       557,743      699,433      417,427      247,450
                                                        --------------- ------------ ------------ ------------ -------------
            Loan production revenue                        1,009,636       964,201    1,322,964      718,816      440,529
         Interest earned                                   1,341,402       998,646    1,029,066      584,076      457,005
         Interest charges                                 (1,348,242)     (922,225)    (977,326)    (564,640)    (418,682)
                                                        --------------- ------------ ------------ ------------ -------------
            Net interest income                               (6,840)       76,421       51,740       19,436       38,323
         Loan servicing revenues                           1,201,177       996,861      842,583      734,982      614,355
         Amortization and impairment/recovery of
            mortgage servicing rights, net of               (617,153)     (445,138)    (600,766)    (328,845)    (226,686)
      servicing hedge
                                                        --------------- ------------ ------------ ------------ -------------
            Net loan administration income                   584,024       551,723      241,817      406,137      387,669
            Net premiums earned                              274,039        75,786       12,504        5,643        1,995
         Commissions, fees and other income                  195,462       198,318      175,363      132,574       89,351
         Gain on sale of subsidiary                                -         4,424            -       57,381            -
                                                        --------------- ------------ ------------ ------------ -------------
            Total revenues                                 2,056,321     1,870,873    1,804,388    1,339,987      957,867
                                                        --------------- ------------ ------------ ------------ -------------
      Expenses:
         Salaries and related expenses                       769,287       689,768      669,686      424,321      286,884
         Occupancy and other office expenses                 275,074       270,015      264,575      179,308      126,261
         Marketing expenses                                   71,557        72,930       64,510       42,320       34,255
         Insurance net losses                                106,827        23,420            -            -            -
         Other operating expenses                            247,541       183,542      173,812      128,492       88,569
                                                        --------------- ------------ ------------ ------------ -------------
            Total expenses                                 1,470,286     1,239,675    1,172,583      774,441      535,969
                                                        --------------- ------------ ------------ ------------ -------------
                                                                                                                  421,898
      Earnings before income taxes                           586,035       631,198      631,805      565,546      421,898
      Provision for income taxes                             211,882       220,955      246,404      220,563      164,540
                                                        --------------- ------------ ------------ ------------ -------------
                                                        --------------- ------------ ------------ ------------ -------------
      Net earnings                                          $374,153      $410,243     $385,401     $344,983     $257,358
      ================================================= =============== ============ ============ ============ =============
      ================================================= =============== ============ ============ ============ =============

      Per Share Data (2):
      Basic (3)                                              $3.26           $3.63        $3.46        $3.21        $2.50
      Diluted (3)                                            $3.14           $3.52        $3.29        $3.09        $2.44

      Cash dividends per share                               $0.40           $0.40        $0.32        $0.32        $0.32
      Weighted average shares outstanding:
         Basic                                           114,932,000    113,083,000  111,414,000  107,491,000  103,112,000
         Diluted                                         119,035,000    116,688,000  117,045,000  111,526,000  105,677,000
      ================================================= =============== ============ ============ ============ =============
      ================================================= =============== ============ ============ ============ =============

      Selected  Balance  Sheet  Data at End of  Period
      (1):
      Total assets                                       $22,955,507    $15,822,328  $15,648,256  $12,183,211  $7,689,090
      Short-term debt                                     $7,300,030    $2,529,302   $3,982,435   $3,279,489   $2,345,663
      Long-term debt                                      $7,643,991    $7,253,323   $5,953,324   $4,195,732   $2,367,661
      Common shareholders' equity                         $3,559,264    $2,887,879   $2,518,885   $2,087,943   $1,611,531
      ================================================= =============== ============ ============ ============ =============
      ================================================= =============== ============ ============ ============ =============

      Operating Data (dollar amounts in millions):
      Loan servicing portfolio (4)                          $293,600      $250,192     $215,489     $182,889     $158,585
      Volume of loans originated                             $68,923       $66,740      $92,881      $48,772    $  37,811
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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's  businesses fall into six general  categories:  consumer mortgage  originations,  mortgage-related  investments,  B2C
insurance,   processing  and  technology,   capital  markets  and  B2B  insurance.   See  "Business--Mortgage   Originations  Segment",
"Business--Mortgage-Related  Investments  Segment",  "Business-B2C  Insurance Segment",  "Business-Processing  and Technology Segment",
"Business--Capital  Markets Segment" and "Business--B2B  Insurance Segment".  The Company intends to continue its efforts to expand its operations in each of these areas. A strong production  capability and a growing servicing  portfolio are the primary means used by the
Company to reduce the  sensitivity  of its earnings to changes in interest  rates  because the effect of interest  rate changes on loan production income is  countercyclical  to their effect on servicing income. The operations of the B2C Insurance Segment includes acting as an agent in the sale of insurance,  including homeowners,  fire, flood, earthquake, life and disability and creditor-placed auto and homeowner  insurance.  The operations of the Capital Markets Segment include trading MBS and other  mortgage-related  assets as well as brokering  service  contracts and bulk  purchases and sales of whole loans.  In addition,  the Capital  Markets  Segment also purchases closed loans from  mortgage  bankers,  commercial  banks and other  financial  institutions  through the  Correspondent  Division.  The operations of the B2B Insurance Segment includes  underwriting  insurance,  including  homeowners,  fire, flood,  earthquake,  life and disability and creditor-placed auto and homeowner insurance.

    The Company's results of operations  historically have been influenced  primarily by the level of demand for mortgage loans,  which is affected by such external  factors as the level and  direction of interest  rates,  and the strength of the overall  economy and the economy in each of the Company's lending markets.

     The fiscal year ended  February  28,  1999  ("Fiscal  1999") was a then  record year for the Company in terms of revenues  and net earnings.  Loan production increased to $92.9 billion, an all-time Company record, up from
$48.8  billion in the prior  fiscal  year.  The  Company  attributed  the  increase  in  production  to: (i) an increase in the overall mortgage  market driven largely by refinances;  (ii) the generally  strong economy and home purchase  market;  and (iii) an increase in the Company's  market share,  driven largely by the expansion of its Home Finance Network and Consumer  Markets  Division and Wholesale
branch  networks,  including  new  retail  sub-prime  branches.  For  calendar  1998,  the  Company  ranked  second  in the  amount  of single-family  mortgage originations  nationwide.  During calendar 1998, the Company's market share increased to approximately 6.1%, up from  approximately  5.1% in calendar  1997.  During Fiscal 1999, the Company's loan  servicing  portfolio grew to $215.5  billion,  up from $182.9  billion at the end of Fiscal 1998.  This growth  resulted  from the  Company's  loan  production  during the year and bulk servicing  acquisitions  amounting to $4.6 billion.  This growth in the loan servicing  portfolio was partially  offset by prepayments, partial prepayments and scheduled amortization of $53.2 billion and the transfer out of
$6.5  billion of  subservicing.  The  prepayment  rate in the  servicing  portfolio  was 28%,  up from the prior year due to  increased refinance activity driven by the lower mortgage interest rate environment in Fiscal 1999.

    The fiscal year ended  February  29,  2000  ("Fiscal  2000") was again a record  year for the Company in terms of revenues  and net earnings.  Loan  production  decreased to $66.7 billion,  down from $92.9 billion in the prior fiscal year. The Company  attributed the decrease in  production  primarily to a decrease in the overall  mortgage  market driven  largely by a decrease in refinance  activity, combined  with a slight  decrease  in the  Company's  market  share.  For  calendar  1999 the  Company  ranked  third in the  amount of single-family  mortgage originations  nationwide.  During calendar 1999 the Company's market share decreased to approximately 5.8% down from  approximately  6.1% in calendar  1998.  During Fiscal 2000, the Company's loan  servicing  portfolio grew to $250.2  billion,  up from
$215.5 billion at the end of Fiscal 1999. This growth  resulted from the Company's loan  production  during the year and bulk servicing acquisitions  amounting to $2 billion.  This growth in the loan  servicing  portfolio  was  partially  offset by  prepayments,  partial prepayments  and scheduled  amortization of $28.5 billion.  The prepayment  rate in the servicing  portfolio was 13%, down from 28% the prior year due to the higher mortgage interest rate environment in Fiscal 2000.

    The fiscal year ended  February  28, 2001  ("Fiscal  2001") was  another  strong year for the Company in terms of revenues  and net earnings.  Loan  production  increased  slightly  to $68.9  billion,  up from  $66.7  billion in the prior  fiscal  year.  The  Company attributed  the increase in production to an increase in the Company's  market share.  For calendar  2000,  the Company ranked third in the  amount of  single-family  mortgage  originations  nationwide.  During  calendar  2000 the  Company's  market  share  increased  to approximately  5.9% up from  approximately  5.8% in calendar 1999.  During Fiscal 2001, the Company's loan servicing  portfolio grew to
$293.6 billion, up from
$250.2 billion at the end of Fiscal 2000. This growth  resulted from the Company's loan  production  during the year and bulk servicing acquisitions  amounting to $8.7 billion.  This growth in the loan  servicing  portfolio was partially  offset by  prepayments,  partial prepayments  and scheduled  amortization of $28.7 billion.  The prepayment  rate in the servicing  portfolio was 11%, down from 13% the prior year.

Fiscal 2001 Compared with Fiscal 2000

OPERATING SEGMENT RESULTS

    The Company's pre-tax earnings by segment is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in thousands)                    Pre-Tax Earnings
-------------------------------------------- --------------------------------------- --------
                                                Fiscal                  Fiscal
                                                 2001                    2000
                                             -------------          --------------
Consumer Businesses:
    Consumer Mortgage Originations             $190,411               $218,121
    Mortgage-Related Investments                166,944                250,296
    B2C Insurance                                 4,158                  6,041
                                             -------------          --------------
         Total Consumer Businesses              361,513                474,458

Institutional Businesses:
    Processing and Technology                    62,540                 35,924
    Capital Markets                              94,373                 87,028
    B2B Insurance                                69,874                 31,759
                                                                    --------------
                                             -------------
         Total Institutional Businesses         226,787                154,711
Other                                            (2,265)                 2,029
                                             -------------          --------------
Pre-tax Earnings                               $586,035               $631,198
                                             =============          ==============

---------------------------------------------------------------------------------------------

Consumer Mortgage Originations Segment

    The Consumer  Mortgage  Originations  Segment  activities  include loan  origination  through the Company's  retail branch  network
(Consumer Markets Division and Full Spectrum  Lending,  Inc.) and the Wholesale  Division,  the warehousing and sales of such loans and loan closing services.

    Total Consumer Mortgage Originiations Segment loan production by Division is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

-------------------------------------------- --------------------------------------- --------
                                                Fiscal                  Fiscal
                                                 2001                    2000
                                             -------------          ----------------
Consumer Mortgage Originations:
    Consumer Markets Division                   $18,976                $19,967
    Wholesale Division                           19,940                 19,116
      Full Spectrum Lending, Inc.                 1,605                  1,417
                                             -------------          ----------------
    Total                                       $40,521                $40,500
                                             =============          ================

---------------------------------------------------------------------------------------------

    The decline in pre-tax  earnings of $27.7 million in Fiscal 2001 as compared to Fiscal 2000 was primarily  attributable  to reduced margins and increased  price  competition  throughout  Fiscal 2001. The lower net earnings rate on the inventory was due to an increase in short-term  rates during Fiscal 2001 combined with a decrease in long-term  rates.  The declines were  partially  offset by improved margins on home equity and sub-prime loan production and increased profits from loan closing services.

Mortgage-Related Investments Segment

    Mortgage-Related  Investment  Segment  activities include  investments in assets retained in the mortgage  securitization  process, including MSRs, residual interests in asset-backed securities and other mortgage-related assets.

    The  decrease in pre-tax  earnings of $83.4  million in Fiscal 2001 as  compared  to Fiscal  2000 was  primarily  due to  increased amortization  and  impairment  of the MSRs net of  servicing  hedge  expense,  increased  interest  expense  related to  financing  the mortgage-related  investments  and  higher  servicing  expenses  driven  by  the  growth  in the  servicing  portfolio,  including  the subservicing fee paid to the Processing and Technology  Segment.  These factors offset an increase in revenues  generated from a larger servicing  portfolio and improved  performance  of the residual  investments.  The growth in the Company's  servicing  portfolio  since
Fiscal 2000 was the result of loan  production  volume and the  acquisition  of bulk  servicing  rights.  This was partially  offset by prepayments, partial prepayments and scheduled amortization.

    During  Fiscal 2001,  the Company  recorded  gains of $208.3  million in  accumulated  other  comprehensive  income  related to the available-for-sale securities included in  its Servicing Hedge.

    During Fiscal 2001, the annual  prepayment rate of the Company's  servicing  portfolio was 11%, compared to 13% for Fiscal 2000. In general,  the prepayment rate is affected by the level of refinance  activity,  which in turn is driven primarily by the relative level of mortgage  interest  rates.  The weighted  average  interest rate of the mortgage  loans in the Company's  servicing  portfolio as of
February 28, 2001 was 7.8% compared to 7.5% as of
February 29, 2000.

B2C Insurance Segment

    B2C Insurance Segment activities include the operations of CIS, an insurance agency that provides homeowners,  life, disability and automobile as well as other forms of insurance,  primarily to the Company's  mortgage  customers.  The decrease in pre-tax  earnings of
$1.9 million in Fiscal 2001 as compared to Fiscal 2000 was primarily due to a decline in new policies sold.

Processing and Technology Segment

    Processing and Technology  Segment  activities  include  internal  sub-servicing  of the Company's  portfolio,  as well as mortgage subservicing  and  subprocessing  for other  domestic and foreign  financial  institutions.  The increase in pre-tax  earnings of $26.6 million in Fiscal  2001 as compared to Fiscal  2000 was  primarily  due to growth in the  servicing  portfolio  and  subprocessing  for foreign  financial  institutions.  As of February 28, 2001 Global Home Loans  subserviced  approximately  $40 billion of mortgage loans for the Company's joint venture partner, Woolwich, plc.

Capital Markets Segment

    Capital  Markets  Segment   activities  include  primarily  the  operations  CSC,  a  registered   broker-dealer   specializing  in
mortgage-related  securities,  and the Correspondent Division,  through which the Company purchases closed loans from mortgage bankers, commercial  banks and other  financial  institutions.  The  increase in pre-tax  earnings of $7.3 million in Fiscal 2001 as compared to
Fiscal 2000 was primarily due to increased profitability of CSC driven by higher trading volumes.

B2B Insurance Segment

    B2B  Insurance  Segment  includes the  activities  of Balboa,  an insurance  carrier  that offers  property and casualty  insurance
(specializing  in creditor  placed  insurance),  and life and  disability  insurance  together with the  activities  of Second  Charter
Reinsurance Company, a mortgage reinsurance company.  The increase in pre-tax earnings of
$38.1 million in Fiscal 2001 as compared to Fiscal 2000 was due to the acquisition of Balboa (on
November 30, 1999) and increased mortgage reinsurance premium volume.

Other

     In Fiscal 2000, the Company sold Countrywide Financial Services, Inc. which resulted in a $4.4 million pre-tax gain.

CONSOLIDATED EARNINGS PERFORMANCE

    Revenues for Fiscal 2001 increased to $2.1 billion,  up from $1.9 billion for Fiscal 2000. The increase in revenues for Fiscal 2001 compared to Fiscal 2000 was primarily due to the acquisition of Balboa on
November  30,  1999.  Revenues  for Fiscal 2001,  excluding  Balboa,  decreased  1% compared to Fiscal  2000.  The decline in revenues, excluding Balboa,  for Fiscal 2001 compared to Fiscal 2000 was primarily due to a reduction in production  margins,  an increase in net servicing  hedge  expense and  increased  interest  expense  related to financing  the  mortgage-related  investments.  The decline was partially offset by increased  revenues from the Processing and Technology,  Capital Markets and B2B Insurance  Segments.  Net earnings decreased 9% to $374.2  million for Fiscal  2001,  down from $410.2  million for Fiscal  2000.  The decrease in net earnings for Fiscal
2001 was primarily due to a reduction in revenues and a nonrecurring  tax benefit of $25 million that related  primarily to a corporate reorganization during Fiscal 2000.

     The total volume of loans produced by the Company  increased 3% to $68.9 billion for Fiscal 2001, up from $66.7 billion for Fiscal
2000.  The increase in loan production was driven largely by an increase in market share.

     Total loan production by purpose and by interest rate type is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

-------------------------------------------- --------------------------------------- --------
                                                Fiscal                  Fiscal
                                                 2001                    2000
                                             -------------          ----------------
    Purchase                                    $49,696                 $43,594
    Refinance                                    19,227                  23,146
                                             -------------          ----------------
    Total                                       $68,923                 $66,740
                                             =============          ================
                                             -------------          ----------------

    Fixed Rate                                  $59,349                 $57,178
    Adjustable Rate                               9,574                   9,562
                                             -------------          ----------------
    Total                                       $68,923                 $66,740
                                             =============          ================

---------------------------------------------------------------------------------------------

    Total loan production by Segment is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

-------------------------------------------- --------------------------------------- --------
                                                Fiscal                  Fiscal
                                                 2001                    2000
                                             -------------          ----------------
                                             -------------          ----------------
Consumer Mortgage Originations                  $40,521                 $40,500
Correspondent Division                           28,402                  26,240
                                             -------------          ----------------
    Total                                       $68,923                 $66,740
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

-------------------------------------------- --------------------------------------- --------
                                                        Non-Traditional
       (Dollar amounts in millions)                     Loan Production

-------------------------------------------- --------------------------------------- --------
                                                Fiscal                  Fiscal
                                                 2001                    2000
                                             -------------          ----------------
    Sub-prime                                    $5,360                 $4,156
    Home Equity                                   4,659                  3,636
                                             -------------          ----------------
    Total                                       $10,019                 $7,792
                                             =============          ================

---------------------------------------------------------------------------------------------

    Loan  production  revenues  increased  in Fiscal 2001 as compared to Fiscal 2000 due to increased  trading  activity in the Capital
Markets Segment and improved  margins on home equity and sub-prime loan production  partially offset by reduced margins on prime credit quality,  first lien  mortgages.  Sub-prime  loans  contributed  $256.3  million to the gain on sale of loans in Fiscal 2001 and $185.7 million in Fiscal  2000.  The sale of home  equity  loans  contributed  $122.5  million  and $86.9  million to gain on sale of loans in
Fiscal 2001 and Fiscal 2000,  respectively.  In general,  loan production  revenue is affected by numerous factors including the volume and mix of loans produced and sold, the level of competition in the market place and changes in interest rates.

    Net interest expense  (interest  earned net of interest  charges) of $6.8 million for Fiscal 2001 was down from net interest income of $76.4 million for Fiscal 2000.  Net interest  income  (expense) is  principally  a function of: (i) net interest  income earned from the Company's mortgage loan inventory ($92.5 million and $157.5 million for
Fiscal 2001 and Fiscal 2000,  respectively);  (ii) interest  expense  related to the  Company's  mortgage-related  investments  ($392.3 million and $280.0 million for Fiscal 2001 and Fiscal 2000,  respectively);  (iii) interest  income earned from the custodial  balances associated with the Company's servicing portfolio ($232.2 million and
$172.2  million for Fiscal 2001 and Fiscal  2000,  respectively);  and (iv)  interest  income  earned from  investments  in the Capital
Markets and B2B Insurance Segments ($55.3 million and $15.8 million for Fiscal 2001 and Fiscal 2000, respectively).

    The decrease in net interest  income from the Company's  mortgage loan  inventory was  primarily  attributable  to lower  inventory levels combined with a lower net earnings rate during Fiscal 2001,  which resulted from an increase in short-term  rates.  The increase in interest expense related to  mortgage-related  investments  resulted  primarily from an increase in amounts financed coupled with an increase in short-term  interest rates. The increase in net interest income earned from the custodial  balances was primarily due to an increase in the  earnings  rate and an increase  in the  average  custodial  balances.  The  increase in net  interest  income from the investments in the Capital Markets and B2B Insurance Segments was primarily due to the acquisition of Balboa on November 30, 1999.

    The Company  recorded MSR  amortization  for Fiscal 2001 totaling  $518.2  million  compared to $459.3 million for Fiscal 2000. The
Company  recorded  impairment of $896.1  million  Fiscal 2001 compared to recovery of previous  impairment of $278.3 million for Fiscal
2000.  The primary  factors  affecting  the amount of  amortization  and  impairment  or  impairment  recovery  of MSRs  recorded in an accounting  period are the level of  prepayments  during the period  and the  change,  if any,  in  estimated  future  prepayments.  To mitigate the effect on earnings of MSR impairment  that may result from increased  current and projected  future  prepayment  activity, the Company  acquires  financial  instruments,  including  derivative  contracts,  that increase in aggregate value when interest rates decline (the "Servicing Hedge").

    In Fiscal  2001,  the Company  recognized  a net benefit of $797.1  million  from its  Servicing  Hedge.  The net benefit  included unrealized  net gains of $520.9  million and realized net gain of $276.2 million from the sale of various  financial  instruments  that comprise the Servicing Hedge net of premium  amortization.  In addition,  the Company  recorded  additional  gains of $208.3 million in accumulated other comprehensive  income related to the  available-for-sale  securities included in its Servicing Hedge. In Fiscal 2000, the Company  recognized a net expense of $264.1 million from its Servicing  Hedge.  The net expense  included  unrealized net losses of
$230.9  million and realized net loss of $33.2  million from the sale of various  financial  instruments  that  comprise the  Servicing
Hedge net of premium  amortization.  In  addition,  the  Company  recorded  additional  losses of $50.0  million in  accumulated  other comprehensive income related to the available-for-sale securities included in its Servicing Hedge.

    The financial  instruments  that comprised the Servicing  Hedge included  interest rate floors,  principal  only  securities  ("P/O
Securities"),  options on interest rate swaps  ("Swaptions"),  options on MBS,  options on interest rate futures,  interest rate swaps, interest rate swaps with the Company's  maximum payment capped ("Capped  Swaps"),  principal only swaps ("P/O Swaps") and interest rate caps.

    The Servicing Hedge is designed to protect the value of the MSRs from the effects of increased  prepayment  activity that generally results from declining  interest rates. To the extent that interest rates increase,  the value of the MSRs increases while the value of the hedge  instruments  declines.  With respect to the interest rate floors,  options on interest  rate futures and MBS,  interest rate caps,  and  Swaptions,  the  Company is not  exposed to loss  beyond its  initial  outlay to  acquire  the hedge  instruments  plus any unrealized  gains  recognized to date. With respect to the interest rate swaps,  Capped Swaps and P/O Swaps  contracts  entered into by the Company as of February 28, 2001, the Company  estimates that its maximum exposure to loss over the remaining  contractual  terms is
$1 million.

    Salaries and related expenses are summarized below for Fiscal 2001 and Fiscal 2000.

 ---- ---------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar      amounts     in                               Fiscal 2001
      thousands)
                                      -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- ---------------------------- --
                                          Consumer          Institutional          Corporate
                                         Businesses           Businesses         Administration          Total
 ---- ---------------------------- -- ----------------- -- ---------------- -- ----------------- -- -----------------

      Base Salaries                         $248,416           $150,527            $106,691            $505,634

      Incentive Bonus
            and Commissions                  119,605             42,192              18,682             180,479

      Payroll Taxes and Benefits              41,129             23,817              18,228              83,174
                                      -----------------    ----------------    -----------------    -----------------
       Total Salaries and
      Related                               $409,150           $216,536            $143,601            $769,287
      Expenses
                                      =================    ================    =================    =================

      Average Number of Employees              6,069              3,942                1,693             11,704

 ---- ---------------------------- -- ----------------- -- ---------------- -- ----------------- -- -----------------

 ---- ---------------------------- --- ---- ------------------------------------------------- ----- -- ---- ---------
      (Dollar      amounts     in                                Fiscal 2000
      thousands)
                                       ---- ------------------------------------------------- ----- -- ---- ---------
 ---- ---------------------------- ---
                                          Consumer         Institutional          Corporate
                                         Businesses          Businesses         Administration          Total
 ---- ---------------------------- --- --------------- -- ---------------- -- ----------------- - -------------------

      Base Salaries                        $266,120           $101,402            $101,514             $469,036

      Incentive Bonus                        98,759             26,533              20,659              145,951

      Payroll Taxes and Benefits             41,231             15,345              18,205               74,781
                                       ---------------    ----------------    -----------------   -------------------
      Total Salaries and
      Related                              $406,110           $143,280            $140,378             $689,768
      Expenses
                                       ===============    ================    =================   ===================

      Average Number of Employees             6,321              2,837                1,776              10,934

 ---- ---------------------------- --- --------------- -- ---------------- -- ----------------- - -------------------

    The amount of salaries  increased  during  Fiscal 2001 as  compared  to Fiscal  2000  primarily  due to an increase in staff in the institutional businesses due to a larger servicing portfolio and the acquisition of Balboa on
November  30,  1999.  Incentive  bonuses and  commissions  earned  during the Fiscal  2001  increased  primarily  due to an increase in production volume, the addition of commissioned  sales personnel in the Consumer Mortgage  Originations  Segment and increased activity in the Capital Markets Segment.

    Occupancy and other office expenses for Fiscal 2001 increased to $275.1 million from $270.0 million for
Fiscal 2000.  The increase was primarily due to the acquisition of Balboa and growth in the Processing and Technology Segment.

    Marketing expenses for Fiscal 2001 decreased 2% to $71.6 million as compared to $72.9 million for
Fiscal 2000.

    Insurance net losses are attributable to insurance claims in the B2B Insurance Segment.  Insurance losses were
$106.8  million for Fiscal 2001.  These losses will increase or decrease  during a period  depending  primarily on the volume of claims caused by natural disasters.  The increase in losses for Fiscal 2001 is due to the acquisition of Balboa on November 30, 1999.

    Other  operating  expenses  were $247.5  million for Fiscal 2001 as compared to $183.5  million for Fiscal  2000.  The increase was primarily due to the acquisition of Balboa.

Fiscal 2000 Compared with Fiscal 1999

OPERATING SEGMENT RESULTS

    The Company's pre-tax earnings by segment is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in thousands)                    Pre-Tax Earnings
-------------------------------------------- --------------------------------------- --------
                                                Fiscal                  Fiscal
                                                 2000                    1999
                                             -------------          --------------
Consumer Businesses:
    Consumer Mortgage Originations             $218,121               $517,827
    Mortgage-Related Investments                250,296                (26,319)
    B2C Insurance                                 6,041                  3,325
                                             -------------          --------------
         Total Consumer Businesses              474,458                494,833

Institutional Businesses:
    Processing and Technology                    35,924                 33,367
    Capital Markets                              87,028                 90,140
    B2B Insurance                                31,759                 13,084
                                                                    --------------
                                             -------------
         Total Institutional Businesses         154,711                136,591
Other                                             2,029                    381
                                             -------------          --------------
Pre-tax Earnings                               $631,198               $631,805
                                             =============          ==============

---------------------------------------------------------------------------------------------

Consumer Mortgage Originations Segment

    The Consumer  Mortgage  Originations  Segment  activities  include loan  origination  through the Company's  retail branch  network
(Consumer Markets Division and Full Spectrum  Lending,  Inc.) and the Wholesale  Division,  the warehousing and sales of such loans and loan closing services.

    Total consumer mortgage loan production by division is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

-------------------------------------------- --------------------------------------- --------
                                                Fiscal                  Fiscal
                                                 2000                    1999
                                             -------------          ----------------
Consumer Mortgages:
    Consumer Markets Division                   $19,967                $28,508
    Wholesale Division                           19,116                 30,917
      Full Spectrum Lending, Inc.                 1,417                    708
                                             -------------          ----------------
    Total                                       $40,500                $60,133
                                             =============          ================

---------------------------------------------------------------------------------------------

    The decline in pre-tax  earnings of $299.7  million in Fiscal 2000 as compared to Fiscal 1999 was primarily  attributable  to lower prime credit quality first mortgage loan  production and margins driven by a significant  reduction in refinances.  These declines were partially offset by increased loan production and increased sales of higher margin home equity and sub-prime loans.

Mortgage-Related Investments Segment

    Mortgage-Related  Investment  Segment  activities include  investments in assets retained in the mortgage  securitization  process, including mortgage servicing rights, residual interests in asset-backed securities and other mortgage-related assets.

    The increase in pre-tax  earnings of $276.6  million in Fiscal 2000 as compared to Fiscal 1999 was  primarily due to an increase in servicing  revenues  resulting from servicing  portfolio  growth combined with a reduction in  amortization  and a recovery of previous impairment  of the MSRs,  and  improved  performance  of the  residual  investments.  These  factors  were  partially  offset by higher servicing  expenses driven by growth in the servicing  portfolio,  including the subservicing fee paid to the Processing and Technology
Segment.  The  growth in the  Company's  servicing  portfolio  since  Fiscal  1999 was the  result of loan  production  volume  and the acquisition  of  bulk  servicing  rights.  This  growth  was  partially  offset  by  prepayments,  partial  prepayments  and  scheduled amortization.

    During Fiscal 2000, the annual  prepayment rate of the Company's  servicing  portfolio was 13%, compared to 28% for Fiscal 1999. In general,  the prepayment rate is affected by the level of refinance  activity,  which in turn is driven primarily by the relative level of mortgage interest rates.

B2C Insurance Segment

    B2C Insurance Segment activities include the operations of CIS, an insurance agency that provides homeowners,  life, disability and automobile as well as other forms of insurance,  primarily to the Company's  mortgage  customers.  The increase in pre-tax  earnings of
$2.7 million in Fiscal 2000 as compared to Fiscal 1999 was primarily due to an increase in renewal policies.

Processing and Technology Segment

    Processing and Technology  Segment  activities  include  internal  sub-servicing  of the Company's  portfolio,  as well as mortgage subservicing  and  subprocessing  for other  domestic and foreign  financial  institutions.  The  increase in pre-tax  earnings of $2.6 million in Fiscal 2000 as compared to Fiscal 1999 was primarily  due to growth in the  sub-servicing  portfolio  and in  sub-processing activities.

Capital Markets Segment

    Capital  Markets  Segment  activities  include  primarily  the  operations  of CSC,  a  registered  broker-dealer  specializing  in mortgage-related  securities,  and the Correspondent Division,  through which the Company purchases closed loans from mortgage bankers, commercial  banks and other  financial  institutions.  The  decrease in pre-tax  earnings of $3.1 million in Fiscal 2000 as compared to
Fiscal 1999 was primarily due to CLD's decreased  production  volume and reduced margins on prime credit quality first mortgages driven primarily by the decline in refinance  activity.  This decline was  partially  offset by increased  profitability  of CSC due to higher trading volumes.

B2B Insurance Segment

    B2B  Insurance  Segment  includes the  activities  of Balboa,  an insurance  carrier  that offers  property and casualty  insurance
(specializing  in creditor  placed  insurance)  and life and  disability  insurance,  together with the  activities  of Second  Charter
Reinsurance Company, a mortgage reinsurance company.  The increase in pre-tax earnings of
$18.7 million in Fiscal 2000 as compared to Fiscal 1999 was due to the acquisition of Balboa (on
November 30, 1999) and increased mortgage reinsurance premium volume.

CONSOLIDATED EARNINGS PERFORMANCE

    Revenues for Fiscal 2000 increased 4% to $1.9 billion,  up from $1.8 billion for Fiscal 1999.  Net earnings  increased 6% to $410.2 million for Fiscal 2000,  up from $385.4  million for Fiscal 1999.  The slight  increase in revenues for Fiscal 2000 compared to Fiscal
1999 was primarily  attributed to the  Mortgage-Related  Investments and B2B Insurance Segments,  together with increased production of non traditional  loan products (i.e.,  home equity and sub-prime  loans).  This increase was largely offset by a decline in traditional prime loan  originations,  which was attributable to a market-wide  decline in refinance  activity.  Included in net earnings in Fiscal
2000 was a nonrecurring  tax benefit of $25 million that related primarily to a corporate reorganization.

     The total volume of loans  produced by the Company  decreased  28% to $66.7  billion for Fiscal 2000,  down from $92.9 billion for
Fiscal 1999.  The decrease in loan  production  was primarily due to a decrease in the mortgage  market,  driven largely by a reduction in refinances.

     Total loan production by purpose and by interest rate type is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

-------------------------------------------- --------------------------------------- --------
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

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production

-------------------------------------------- --------------------------------------- --------
                                                Fiscal                  Fiscal
                                                 2000                    1999
                                             -------------          ----------------
                                             -------------          ----------------
Consumer Mortgages                              $40,500                $60,133
Correspondent Division                           26,240                 32,748
                                             -------------          ----------------
    Total                                       $66,740                $92,881
                                             =============          ================

---------------------------------------------------------------------------------------------

    The factors that affect the relative volume of production among the Company's  Segments include the price  competitiveness  of each
Segment's  product  offerings,  the level of mortgage lending activity in each Segment's market and the success of each Segment's sales and marketing efforts.

    Non-traditional loan production (which is included in the Company's total volume of loans produced) is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Non-Traditional
                                                        Loan Production

-------------------------------------------- --------------------------------------- --------
                                                Fiscal                  Fiscal
                                                 2000                    1999
                                             -------------          ----------------
    Sub-prime                                    $4,156                 $2,496
    Home Equity                                   3,636                  2,221
                                             -------------          ----------------
    Total                                        $7,792                 $4,717
                                             =============          ================

---------------------------------------------------------------------------------------------

    Loan production  revenues  decreased in Fiscal 2000 as compared to Fiscal 1999 due to lower production and reduced margins on prime credit  quality,  first lien  mortgages.  This decrease was  partially  offset by improved  margins on home equity and  sub-prime  loan production.  Sub-prime  loans  contributed  $186  million to the gain on sale of loans in Fiscal 2000 and $92  million in Fiscal  1999.
The sale of home  equity  loans  contributed  $87  million  and $65  million to gain on sale of loans in Fiscal  2000 and Fiscal  1999, respectively.  In general,  loan production  revenue is affected by numerous factors including the volume and mix of loans produced and sold, and the level of pricing competition.

    Net interest  income  (interest  earned net of interest  charges)  increased to $76.4 million for Fiscal 2000, up from net interest income of $51.7 million for Fiscal 1999.  Net interest  income is  principally  a function of: (i) net interest  income earned from the
Company's  mortgage  loan  inventory  ($157.5  million and $124.7  million  Fiscal 2000 and Fiscal 1999,  respectively);  (ii) interest expense related to the Company's mortgage-related investments
($280.0  million  and $265.5  million  for Fiscal  2000 and Fiscal  1999,  respectively);  and (iii)  interest  income  earned from the custodial  balances  associated with the Company's  servicing  portfolio  ($172.2 million and $184.6 million for Fiscal 2000 and Fiscal
1999, respectively).

    The increase in net interest  income from the Company's  mortgage  loan  inventory  was  primarily  attributable  to an increase in inventory  levels as a result of a longer  warehouse  period  combined with a higher net earnings rate during Fiscal 2000. The increase in interest  expense on the investment in servicing  rights resulted from a larger  servicing  portfolio.  The decrease in net interest income earned from the custodial  balances was primarily related to a decrease in the average  custodial  balances caused by a decrease in the amount of mortgage prepayments.

    The Company  recorded MSR  amortization  for Fiscal 2000 totaling  $459.3  million  compared to $556.4 million for Fiscal 1999. The
Company  recorded  recovery of previous  impairment of $278.3  million for Fiscal 2000  compared to  impairment  of $457.2  million for
Fiscal 1999. The primary  factors  affecting the amount of  amortization  and impairment or impairment  recovery of MSRs recorded in an accounting  period are the level of  prepayments  during the period  and the  change,  if any,  in  estimated  future  prepayments.  To mitigate the effect on earnings of MSR impairment  that may result from increased  current and projected  future  prepayment  activity, the Company  acquires  financial  instruments,  including  derivative  contracts,  that increase in aggregate value when interest rates decline.

    In Fiscal  2000,  the Company  recognized  a net expense of $264.1  million  from its  Servicing  Hedge.  The net expense  included unrealized  net losses of $230.9  million and realized net loss of $33.2 million from the sale of various  financial  instruments  that comprise the Servicing Hedge, net of premium  amortization.  In Fiscal,  1999, the Company recognized a net gain of $412.8 million from its Servicing  Hedge.  The net gain  included  unrealized  net gains of $26.1 million and net realized gain of $386.7  million from the sale of various financial instruments that comprise the Servicing Hedge, net of premium amortization.

    Salaries and related expenses are summarized below for Fiscal 2000 and Fiscal 1999.

 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                            Fiscal 2000
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                         Consumer          Institutional          Corporate
                                        Businesses           Businesses         Administration          Total
 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

      Base Salaries                        $266,120           $101,402            $101,514               $469,036

      Incentive Bonus                        98,759             26,533              20,659                145,951

      Payroll Taxes and Benefits             41,231             15,345              18,205                 74,781
                                     -----------------    ----------------    -----------------   ------------------
       Total Salaries and
      Related                              $406,110           $143,280            $140,378               $689,768
           Expenses
                                     =================    ================    =================   ==================

      Average      Number     of              6,321              2,837                1,776                10,934
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
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                         Consumer          Institutional          Corporate
                                        Businesses           Businesses         Administration          Total
 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

      Base Salaries                        $245,131            $78,609             $90,597               $414,337

      Incentive Bonus                       149,376             19,877              20,107                189,360

      Payroll Taxes and Benefits             40,790             12,556              12,643                 65,989
                                     -----------------    ----------------    -----------------   ------------------
       Total Salaries and
      Related                              $435,297           $111,042             $123,347              $669,686
           Expenses
                                     =================    ================    =================   ==================

      Average      Number     of              6,013              2,328                1,606                 9,947
      Employees

 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

    The amount of salaries and related expenses  increased during the Fiscal 2000 as compared to Fiscal 1999 primarily due to expansion of the consumer branch network,  including the retail sub-prime  branches and an increase in staff in the institutional  businesses due to a larger servicing portfolio and the acquisition of Balboa on
November  30,  1999.  The  increase  was  partially  offset by a decline in  consumer  businesses  as a result of a decline in mortgage originations.  Incentive bonuses earned during Fiscal 2000 decreased primarily due to the reduction in loan production.

    Occupancy and other office expenses for Fiscal 2000 increased to $270.0 million from $264.6 million for
Fiscal 1999.  This was  primarily  due to expansion of the consumer  branch  network,  a larger  servicing  portfolio and growth in the
Company's institutional  businesses primarily due to the acquisition of Balboa,  partially offset by a reduction in temporary personnel expense as a result of decreased production.

    Marketing  expenses  for Fiscal 2000  increased  13% to $72.9  million,  up from $64.5  million for Fiscal  1999.  The increase was primarily related to the growth in the Company's origination volume of non-traditional loan products.

    Insurance net losses are attributable to insurance claims in the B2B Insurance Segment.  Insurance losses were
$23.4  million for Fiscal 2000 and are due to the  acquisition  of Balboa on November 30, 1999.  These losses will increase or decrease during a period depending primarily on the volume of claims caused by natural disasters.

    Other  operating  expenses  were $183.5  million for Fiscal 2000 as compared to $173.8  million for Fiscal  1999.  The increase was primarily  due to the  acquisition  of Balboa,  partially  offset by a reduction  in reserves  for bad debt due  primarily  to improved property values nationally.

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

    As part of its interest rate risk management  process,  the Company  performs  various  sensitivity  analyses that quantify the net financial  impact of changes in interest rates on its interest  rate-sensitive  assets,  liabilities  and  commitments.  These analyses incorporate scenarios including selected hypothetical  (instantaneous)  parallel shifts in the yield curve. Various modeling techniques are employed to value the  financial  instruments.  For mortgages  loans,  MBS and MBS forward  contracts and CMOs, an  option-adjusted spread  ("OAS") model is used.  The primary  assumptions  used in this model are the implied  market  volatility of interest  rates and prepayment  speeds.  For options and interest rate floors, an option-pricing  model is used. The primary  assumption used in this model is implied market volatility of interest rates. MSRs and residual  interests are valued using discounted cash flow models.  The primary assumptions used in these models are prepayment rates, discount rates and credit losses.

    Utilizing  the  sensitivity  analyses  described  above,  as of February 29, 2001,  the Company  estimates  that a permanent  0.50%
reduction in interest  rates,  all else being constant,  would result in no after-tax loss related to its trading  securities or to its other  financial  instruments  and MSRs  combined.  These  sensitivity  analyses  are limited by the fact that they are  performed at a particular  point in time,  are  subject to the  accuracy of various  assumptions  used,  including  prepayment  forecasts,  and do not incorporate  other  factors that would  impact the  Company's  overall  financial  performance  in such a scenario.  Consequently,  the preceding estimates should not be viewed as a forecast.

    An additional,  albeit less  significant,  market risk facing the Company is foreign  currency risk. The Company has issued foreign currency-denominated  medium-term  notes (See Note F). The Company manages the foreign  currency risk associated with such  medium-term notes by entering  into  currency  swaps.  The terms of the currency  swaps  effectively  translate  the foreign  currency  denominated medium-term  notes into U.S.  dollars,  thereby  eliminating  the associated  foreign  currency risk (subject to the performance of the various  counterparties  to the  currency  swaps).  As a  result,  potential  changes  in the  exchange  rates  of  foreign  currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

Inflation

    Inflation affects the Company most significantly in the Consumer Mortgage  Originations,  Mortgage-Related  Investments and Capital
Markets  Segments.  Interest rates  normally  increase  during periods of high inflation and decrease  during periods of low inflation.
Historically,  as interest rates increase, loan production decreases,  particularly from loan refinancings.  Although in an environment of gradual  interest  rate  increases,  purchase  activity may actually be stimulated by an improving  economy or the  anticipation  of increasing  real  estate  values.  In such  periods of reduced  loan  production,  production  margins  may  decline  due to  increased competition  resulting primarily from over capacity in the market. In a higher interest rate environment,  mortgage-related  investment earnings  are enhanced  because  prepayment  rates tend to slow down thereby  extending  the average  life of the  Company's  servicing portfolio and reducing  amortization  and impairment of the MSRs, and because the rate of interest  earned from the custodial  balances tends to increase.  Conversely, as interest rates decline, loan production,  particularly from loan refinancings,  increases.  However, during such periods,  prepayment  rates tend to accelerate  (principally on the portion of the portfolio having a note rate higher than the prevailing  mortgage rates),  thereby decreasing the average life of the Company's  servicing portfolio and adversely impacting its mortgage-related  investment  earnings primarily due to increased  amortization and impairment of the MSRs, and decreased earnings from residual  investments.  The  Servicing  Hedge is  designed  to  mitigate  the impact of  changing  interest  rates on  mortgage-related investment earnings.

Seasonality

    The mortgage banking industry is generally  subject to seasonal trends.  These trends reflect the general national pattern of sales and resales of homes,  although  refinancings  tend to be less seasonal and more closely  related to changes in mortgage  rates.  Sales and resales of homes  typically  peak  during the spring and summer  seasons and  decline to lower  levels  from  mid-November  through
February.  In addition, delinquency rates typically rise temporarily in the winter months.

Liquidity and Capital Resources

    The  Company's  principal  financing  needs  related to its mortgage  banking  operations  are the  financing of its mortgage  loan inventory,  investment in MSRs and  available-for-sale  securities.  To meet these needs,  the Company  currently  utilizes  commercial paper supported by revolving credit facilities,  medium-term notes, MBS repurchase  agreements,  subordinated  notes,  pre-sale funding facilities, redeemable capital trust pass-through securities,  convertible debentures,  securitization of servicing fee income and cash flow from  operations.  In addition,  in the past the Company has utilized whole loan  repurchase  agreements,  servicing-secured  bank facilities,  private placements of unsecured notes and other financings,  direct borrowings from revolving credit facilities and public offerings of common and preferred stock. The Company strives to maintain  sufficient  liquidity in the form of unused,  committed lines of credit to meet anticipated  short-term cash  requirements as well as to provide for potential sudden increases in business  activity driven by changes in the market environment.

    Certain of the debt  obligations  of CCI and CHL  contain  various  provisions  that may  affect the  ability of CCI and CHL to pay dividends  and remain in compliance  with such  obligations.  These  provisions  include  requirements  concerning  net worth and other financial  covenants.  These  provisions have not had, and are not expected to have, an adverse impact on the ability of CCI and CHL to pay dividends.

    The  principal  financing  needs of CCM  consist of the  financing  of its  inventory  of  securities  and  mortgage  loans and its underwriting  activities.  Its securities  inventory is financed  primarily  through  repurchase  agreements.  CCM also has access to a
$200 million secured bank loan facility and a secured lending facility with CHL.

    The primary cash needs for the B2B Insurance  Segment are to meet  short-term  and long-term  obligations to  policyholders  (i.e., payment of policy benefits),  costs of acquiring new business (principally  commissions) and the purchases of new investments.  To meet these needs,  Balboa  currently  utilizes cash flow provided from operations as well as through  partial  liquidation of its investment portfolio from time to time.

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

Cash Flows

    Operating  Activities.  In Fiscal 2001, the Company's operating  activities used cash of approximately $3.3 billion on a short-term basis to support an increase in trading securities and other financial  instruments,  primarily  securities  purchased under agreements to resale.  In Fiscal 2000, operating activities provided cash of approximately
$4.0 billion.

    Investing  Activities.  The  primary  investing  activity  for which cash was used by the Company  was the  investment  in MSRs and available-for-sale  securities.  Net cash used by  investing  activities  was $2.4  billion for Fiscal 2001 and $3.1 billion for Fiscal
2000.

    Financing  Activities.  Net cash  provided by  financing  activities  amounted to $5.8 billion for Fiscal 2001 and net cash used by financing  activities  amounted to $0.9 billion for Fiscal 2000.  The increase in cash flow from  financing  activities  was  primarily used to fund the Company's  investment  in MSRs and  available-for-sale  securities  and the increase in trading  securities  and other financial instruments.

Prospective Trends

Applications and Pipeline of Loans in Process

    For  the  month  ended  April  30,  2001,  the  Company  received  new  loan   applications  at  an  average  daily  rate  of  $675
million.  As of April 30, 2001,  the Company's  pipeline of loans in process was $18.6  billion.  This compares to a daily  application rate for the month ended April 30, 2000 of $344  million and a pipeline of loans in process as of April 30, 2000 of $9.2  billion.  The size of the pipeline is generally an indication of the level of near-term future  fundings,  as historically 41% to 77% of the pipeline of loans in process has  funded.  In  addition,  at April 30,  2001,  the  Company  had  committed  to make loans in the amount of $2.2 billion,  subject to property  identification and approval of the loans (the "LOCK `N SHOP(R)Pipeline").  At April 30, 2000, the LOCK `N
SHOP(R)Pipeline was $3.2 billion.  Future  application  levels and loan fundings are dependent on numerous factors,  including the level of demand for mortgage loans,  the level of competition in the market,  the direction of mortgage rates,  seasonal  factors and general economic conditions.

Market Factors

      Loan  production  increased 3% from Fiscal 2000 to Fiscal 2001.  This  increase was primarily due to an increase in loan purchase production of 14% to $49.7 billion during the same period driven by an increase in the Company's market share.

    The prepayment rate in the servicing portfolio decreased from 13% for Fiscal 2000 to 11% for Fiscal 2001.

    The  Company's  California  mortgage  loan  production  (as measured by  principal  balance)  constituted  26% and 22% of its total production  during  Fiscal 2001 and Fiscal 2000,  respectively.  Some regions in which the Company  operates  have  experienced  slower economic  growth,  and real  estate  financing  activity  in these  regions has been  impacted  negatively.  The Company has striven to diversify its mortgage banking activities geographically to mitigate such effects.

    The delinquency rate in the Company's servicing portfolio, excluding sub-servicing, increased to 4.68% as of
February 28, 2001 from 3.97% as of February 29, 2000.  This  increase was  primarily  the result of changes in portfolio mix and aging.
Sub-prime  loans (which tend to  experience  higher  delinquency  rates than prime  loans)  represented  approximately  5% of the total portfolio as of February 28, 2001, up from 3% as of
February 29, 2000.  In addition,  the weighted  average age of the FHA and VA loans (which also tend to experience  higher  delinquency sales than conventional loans) in the portfolio increased to 36 months at
February  28, 2001 from 31 months in February 29, 2000.  Delinquency  rates tend to increase as loans age,  reaching a peak at three to five years of age. Related late charge income has  historically  been sufficient to offset  incremental  servicing  expenses  resulting from increased loan delinquencies.

     The percentage of loans in the Company's servicing portfolio, excluding sub-servicing,  that are in foreclosure increased to 0.54%
as of February 28, 2001 from 0.39% as of February 29, 2000.  Because the Company services  substantially  all  conventional  loans on a non-recourse  basis,  related credit losses are generally the responsibility of the investor or insurer and not the Company.  While the
Company does not generally  retain credit risk with respect to the prime credit  quality first  mortgage  loans it sells,  it does have potential  liability  under  representations  and warranties  made to purchasers and insurers of the loans. In the event of a breach of these  representations  and  warranties,  the Company may be required to  repurchase  a mortgage  loan and any  subsequent  loss on the mortgage  loan will be borne by the  Company.  Similarly,  government  loans  serviced by the Company (22% of the  Company's  servicing portfolio as of February 28,  2001) are insured by the FHA or  partially  guaranteed  against loss by the VA. The Company is exposed to credit losses to the extent that the partial  guarantee  provided by the VA is  inadequate  to cover the total credit losses  incurred.
For Fiscal 2001,  2000 and 1999, the losses on VA loans in excess of the VA guarantee  were  approximately  $4.1 million,  $8.5 million and $13.2  million,  respectively.  The Company  retains  credit risk on the home equity and sub-prime  loans it  securitizes,  through retention of a  subordinated  interest or through a corporate  guarantee of losses up to a negotiated  maximum  amount.  As of February
28, 2001, the Company had investments in such subordinated  interests  amounting to $763.6 million and had reserves  amounting to $56.3 million related to such corporate guarantees.

Servicing Hedge

    As previously discussed,  the Company's Servicing Hedge is designed to protect the value of its investment in MSRs from the effects of increased  prepayment  activity that generally results from declining  interest rates. In periods of increasing  interest rates, the value of the  Servicing  Hedge  generally  declines  and the value of MSRs  generally  increases.  The  historical  correlation  of the
Servicing  Hedge and the MSRs has been very high.  However,  given the complexity and uncertainty  inherent in hedging MSRs,  there can be no assurance that future results will match or approximate the historical performance of the Servicing Hedge.

Implementation of New Accounting Standards

    In June 1998, the Financial  Accounting  Standards Board ("FASB") issued Statement No. 133,  Accounting for Derivative  Instruments
and Hedging  Activities,  amended by Statement No. 137, Deferral of the Effective Date of FASB Statement No. 133 and Statement No. 138,
Accounting for Certain  Derivative  Instruments and Certain Hedging  Activities,  an amendment to FASB Statement No. 133 (collectively,
"FAS 133").  FAS 133 requires  companies to record  derivatives  on their balance  sheets at fair value.  Changes in the fair values of those  derivatives  would be reported in earnings or other  comprehensive  income depending on the use of the derivative and whether it qualifies for hedge  accounting.  The key criterion for hedge accounting is that the hedging  relationship  must be highly effective in achieving  offsetting  changes in fair value of assets or liabilities or cash flows from  forecasted  transactions.  This statement was effective for the Company on March 1, 2001. At the date of initial  application,  the Company recorded certain  transition  adjustments as  required  by FAS 133.  There was no impact on net income as a result of such  transition  adjustments.  However,  such  adjustments resulted in the Company  reducing the carrying amount of derivative  assets by $94 million and  recognizing  $107 million of derivative liabilities on its balance sheet.  Management  believes that the Company's hedging  activities are highly effective over the long term.
However,  the  implementation  of FAS 133  could  result  in more  volatility  in  quarterly  reported  earnings  as a result of market conditions that temporarily impact the value of the derivatives while not reducing their long term hedge effect.

    In September 2000, the FASB issued  Statement No. 140 ("FAS 140"),  Accounting for the Transfers and Servicing of Financial  Assets
and Extinguishments of Liabilities, which replaces FAS 125 (of the same title).
FAS 140 revises certain  standards in the accounting for  securitizations  and other transfers of financial assets and collateral,  and requires some disclosures  relating to securitization  transactions and collateral that were not required by FAS 125; however,  FAS 140 carries over most of FAS 125's  provisions.  The collateral and disclosure  provisions of FAS 140 are effective for fiscal years ending after December 15, 2000. The February 28, 2001 financial  statements for the Company include the  disclosures  required by FAS 140. The other  provisions  of FAS 140 are  effective  for  transfers  and  servicing of financial  assets and  extinguishments  of  liabilities occurring  after March 31, 2001.  Management  does not expect that the adoption of this  statement  will have a material  impact on the
Company.

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

ITEM 11.   EXECUTIVE COMPENSATION

    The information required by this Item 11 is hereby incorporated by reference from the Company's  definitive proxy statement,  to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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
                             (incorporated  by reference to Exhibit  3.3.1 to the  Company's  Annual Report on Form
                             10-K dated February 28, 1998).

       3.3.2*                Amendment to Bylaws of  Countrywide  Credit  Industries,  Inc.  dated February 3, 1998
                             (incorporated  by reference to Exhibit  3.3.1 to the  Company's  Annual Report on Form
                             10-K dated February 28, 1998).

       3.3.3*                Amendment  to Bylaws of  Countrywide  Credit  Industries,  Inc.  dated  March 24, 2000
                             (incorporated  by reference to Exhibit  3.3.3 to the  Company's  Annual Report on Form
                             10-K dated February 29, 2000).

       3.3.4*                Amendment to Bylaws of Countrywide  Credit  Industries,  Inc. dated September 28, 2000
                             (incorporated by reference to Exhibit 3.3.4 to the Company's  Quarterly Report on Form
                             10-Q dated August 31, 2000).

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

       4.16.3                Second  Supplemental  Trust Deed dated 23rd day of December,  1999,  further modifying the  provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers
                             Trustee Company Limited, as Trustee for Euro Medium Notes of CHL.

       4.16.4                Third Supplemental  Trust Deed dated 12th day of January,  2001, further modifying the provisions  of a Trust Deed dated 1st May,  1998 among CHL,  the  Company  and Bankers
                             Trustee Company Limited, as Trustee for Euro Medium Notes of CHL.

       4.17*                 Form of Medium-Term Notes,  Series G (fixed-rate) of CHL (incorporated by reference to
                             Exhibit  4.10 to the  registration  statement on Form S-3 of the Company and CHL (File
                             Nos. 333-58125 and 333-58125-01) filed with the SEC on June 30, 1998).

       4.18*                 Form of Medium-Term Notes,  Series G (floating-rate) of CHL (incorporated by reference to Exhibit  4.11 to the  registration  statement  on Form S-3 of the  Company  and CHL
                             (File Nos. 333-58125 and 333-58125-01) filed with the SEC on June 30, 1998).

       4.19*                 Form of Medium-Term Notes,  Series H (fixed-rate) of CHL (incorporated by reference to
                             Exhibit  4.3 to the  registration  statement  on Form S-3 of the Company and CHL (File
                             Nos. 333-66467 and 333-66467-01) filed with the SEC on October 30, 1998).

       4.20*                 Form of Medium-Term Notes,  Series H (floating-rate) of CHL (incorporated by reference to Exhibit 4.4 to the registration  statement on Form S-3 of the Company and CHL (File
                             Nos. 333-66467 and 333-66467-01) filed with the SEC on October 30, 1998).

       4.21*                 Form of 6.85%  Note due 2004 of CHL  (incorporated  by  reference  to Exhibit 2 to the
                             Company's Current Report on Form 8-K dated June 21, 1999).
       4.22*                 Form of Medium-Term Notes,  Series I (floating-rate) of CHL (incorporated by reference to Exhibit  4.16 to the  registration  statement  on Form S-3 of the  Company  and CHL
                             (File Nos. 333-82583 and 333-82583-01) filed with the SEC on
                             June 5, 2000).
       4.23*                 Form of Medium-Term Notes,  Series I (fixed-rate) of CHL (incorporated by reference to
                             Exhibit  4.15 to the  registration  statement on Form S-3 of the Company and CHL (File
                             Nos. 333-82583 and 333-82583-01) filed with the SEC on June 5, 2000).

       4.24*                 Form of Medium-Term Notes,  Series J (floating-rate) of CHL (incorporated by reference to Exhibit  4.15 to the  registration  statement  on Form S-3 of the  Company  and CHL
                             (File Nos. 333-55536 and 333-55536-01) filed with the SEC on
                             February 14, 2001).

       4.25*                 Form of Medium-Term Notes,  Series J (fixed-rate) of CHL (incorporated by reference to
                             Exhibit  4.14 to the  registration  statement on Form S-3 of the Company and CHL (File
                             Nos. 333-55536 and 333-55536-01) filed with the SEC on February 14, 2001).

       4.26*                 Liquid Yield Option Notes Due February 8, 2031 (Zero Coupon Senior)  (incorporated  by reference to Exhibit 4.8 of registration  statement on Form S-3 of the Company and CHL
                             (File Nos. 333-59614 and 333-59614-01) filed with the SEC on April 26, 2000).

       4.27*                 Indenture,  dated as of February 8, 2001,  among the Company,  CHL and The Bank of New
                             York, as trustee  (incorporated by reference to Exhibit 4.7 of registration  statement on Form S-3 of the Company and CHL (File Nos.  333-59614 and 333-59614-01)  filed with the SEC on April 26, 2000).

       4.28*                Registration Rights Agreement, dated as of February 8, 2001, among the Company, CHL and
                            Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to
                            Exhibit 4.7 of registration statement on Form S-3 of the Company and CHL (File Nos.
                            333-59614 and 333-59614-01) filed with the SEC on April 26, 2000).

   +   10.3.3*               Third  Restated  Employment  Agreement by and between the Company and Angelo R. Mozilo in effect as of March 1, 2000  (incorporated  by  reference  to Exhibit  10.3.3 to the
                             Company's Annual Report on Form 10-K dated February 29, 2000).

   +   10.3.4*               Fourth Restated  Employment  Agreement by and between the Company and Angelo R. Mozilo
                             (incorporated  by reference to Exhibit  10.3.4 to the  Company's  Quarterly  Report on
                             Form 10-Q dated August 31, 2000).

   +   10.4.1*               Employment  Agreement by and between the Company and Stanford L. Kurland,  dated as of
                             March 1, 1999  (incorporated  by reference to Exhibit  10.4.1 to the Company's  Annual
                             Report on Form 10-K dated February 28, 1999).

   +  10.4.2*               First Restated Employment Agreement by and between the Company and
                            Stanford L. Kurland (incorporated by reference to Exhibit 10.4.2 to the Company's
                            Quarterly Report on Form 10-Q dated August 31, 2000).

   +   10.4.3*              First Restated Employment Agreement by and between the Company and
                            Kevin W. Bartlett (incorporated by reference to Exhibit 10.4.3 to the Company's
                            Quarterly Report on Form 10-Q dated August 31, 2000).

   +   10.4.4*              First Restated Employment Agreement by and between the Company and Thomas H. Boone
                            (incorporated by reference to Exhibit 10.4.4 to the Company's Quarterly Report on Form
                            10-Q dated August 31, 2000).

   +   10.4.5*              First Restated Employment Agreement by and between the Company and
                            Carlos M. Garcia (incorporated by reference to Exhibit 10.4.5 to the Company's
                            Quarterly Report on Form 10-Q dated August 31, 2000).

   +   10.4.6*              First Restated Employment Agreement by and between the Company and
                            David Sambol (incorporated by reference to Exhibit 10.4.6 to the Company's Quarterly
                            Report on Form 10-Q dated August 31, 2000).
   +   10.4.7*              First Restated Employment Agreement by and between the Company and
                            Sandor E. Samuels (incorporated by reference to Exhibit 10.4.7 to the Company's
                            Quarterly Report on Form 10-Q dated August 31, 2000).

   +   10.4.8*              Fiscal Year 2001 Bonus Plan for Certain Executive Officers (incorporated by reference to Exhibit 10.4.8 to the Company's Quarterly Report on Form 10-Q dated August 31, 2000).

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

   +   10.7.3*               Countrywide  Credit Industries,  Inc. Deferred  Compensation Plan Amended and Restated
                             effective March 1, 2000  (incorporated by reference to Exhibit 10.7.3 to the Company's
                             Quarterly Report on Form 10-Q dated May 31, 2000).

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

       10.8.4                Second  Amendment to  Revolving  Credit  Agreement  dated as of the 15th day of April,
                             1999 by and among CHL,  the Lenders  under (as that term is defined in) the  Revolving
                             Credit  Agreement  dated as of September 24, 1997, and Bankers Trust Company as Credit
                             Agent.

       10.8.7.1              Credit  Agreement as of the 11th day of April,  2001, by and among CHL,  Royal Bank of
                             Canada,  ABN AMRO Bank,  N.V.,  Credit  Lyonnais New York Branch,  Commerzbank AG, New
                             York Branch, and the Lenders Party thereto.

       10.8.8*               Short Term Facility Extension  Amendment dated as of the 20th day of September 2000 by and among CHL, the Short Term Lenders under the Revolving  Credit  Agreement  dated as of  September  24, 1997 and Bankers  Trust  Company as Credit Agent  (incorporated  by reference  to  Exhibit  10.8.8 to the  Company's  Quarterly  Report on Form 10-Q dated
                             August 31, 2000).

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
                             August 31, 1998).

       10.22.6               2000 Stock Option Plan effective as of July 12, 2000.

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

   +   10.26*                Annual  Incentive  Plan  (incorporated  by reference to Exhibit 10.4 to the  Company's
                             Quarterly Report on Form 10-Q dated August 31, 1996).

   +   10.27.2*              Countrywide  Credit  Industries,  Inc. Change in Control Severance Plan as Amended and
                             Restated  September  11, 2000  (incorporated  by reference  to Exhibit  10.27.2 to the
                             Company's Quarterly Report on Form 10-Q dated August 31, 2000).
   +   10.28*                Summary of the  Termination of Director  Emeritus Plan  (incorporated  by reference to
                             Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q dated
                             August 31, 2000).

       10.29                 Form of Restricted Stock Award Agreement with non-employee  directors dated as of June
                             1, 1999.

       10.29.1               Form of Amendment  Number One, dated September 20, 2000, to the Restricted Stock Award
                             Agreement with non-employee directors dated as of June 1, 1999.

       10.30                 Form of Restricted  Stock Award  Agreement  with  non-employee  directors  dated as of
                             March 1, 2000.

       10.30.1               Form of Amendment  Number One, dated September 20, 2000, to the Restricted Stock Award
                             Agreement with non-employee directors dated as of March 1, 2000.

       10.31                 Form of Restricted  Stock Award  Agreement  with  non-employee  directors  dated as of
                             March 1, 2001.

       21                    List of subsidiaries.

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

                         Signatures                                      Title                              Date

                    /s/ Angelo R. Mozilo              Chief Executive Officer, President and          May  25, 2001
           ---------------------------------------
           ---------------------------------------
                      Angelo R. Mozilo                     Chairman of the Board of Directors
                                                           (Principal Executive Officer)

                  /s/ Stanford L. Kurland             Executive Managing Director, Chief              May  25, 2001
           ---------------------------------------
           ---------------------------------------
                    Stanford L. Kurland                     Operating Officer and Director

                    /s/ Carlos M. Garcia              Senior Managing Director,                       May  25, 2001
           ---------------------------------------
                      Carlos M. Garcia                    Chief Financial Officer
                                                            (Principal Financial Officer and
                                                             Principal Accounting Officer)

                 /s/ Jeffrey M. Cunningham            Director                                        May  25, 2001
           ---------------------------------------
                   Jeffrey M. Cunningham

                    /s/ Robert J. Donato              Director                                        May  25, 2001
           ---------------------------------------
                      Robert J. Donato

                  /s/ Michael E. Dougherty            Director                                        May  25, 2001
           ---------------------------------------
           ---------------------------------------
                    Michael E. Dougherty

                      /s/ Ben M. Enis                 Director                                        May  25, 2001
           ---------------------------------------
                        Ben M. Enis

                      /s/ Edwin Heller                Director                                        May  25, 2001
           ---------------------------------------
                        Edwin Heller

                    /s/ Harley W. Snyder              Director                                        May  25, 2001
           ---------------------------------------
                      Harley W. Snyder

                   /s/ Oscar P. Robertson             Director                                        May  25, 2001
           ---------------------------------------
                     Oscar P. Robertson

F-1

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

                                                           February 28, 2001

F-9

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                              INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                                           February 28, 2001

                                                                                                            Page
                                                                                                       ---------------
Report of Independent Certified Public Accountants.................................................         F-3
Financial Statements

Schedules
     Schedule I - Condensed Financial Information of Registrant....................................         F-41
     Schedule II - Valuation and Qualifying Accounts...............................................         F-45

    All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

                                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                 --------------------------------------------------

Board of Directors and Shareholders
Countrywide Credit Industries, Inc.

We have audited the accompanying  consolidated  balance sheets of Countrywide Credit  Industries,  Inc. and Subsidiaries as of February
28, 2001 and February 29, 2000,  and the related  consolidated  statements of earnings,  common  shareholders'  equity,  cash flows and comprehensive  income  for each of the  three  years in the  period  ended  February  28,  2001.  These  financial  statements  are the responsibility of the Company's  management.  Our  responsibility  is to express an opinion on these financial  statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly,  in all material  respects,  the  consolidated  financial position of Countrywide  Credit Industries,  Inc. and Subsidiaries as of February 28,  2001 and February 29, 2000, and the consolidated results of their  operations  and their  consolidated  cash flows for each of the three years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States.

We have also audited  Schedules I and II for each of the three years in the period  ended  February  28,  2001.  In our  opinion,  such schedules present fairly, in all material respects, the information required to be set forth therein.

Los Angeles, California
April 25, 2001

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                           February 28(29),
                                         (Dollar amounts in thousands, except per share data)

                             A S S E T S
                                                                               2001                   2000
                                                                        -------------------    -------------------

Cash                                                                       $    126,496         $       59,890
Mortgage loans and mortgage-backed securities held for sale                   1,964,018              2,653,183
Trading securities, at market value ($309,089 pledged as                      4,050,082              1,984,031
   collateral)
Mortgage servicing rights, net                                                5,767,748              5,396,477
Investments in other financial instruments                                    4,160,314              3,174,194
Securities purchased under agreements to resell                               3,109,556                435,593
Property, equipment and leasehold improvements, net                             396,943                410,899
Other assets                                                                  3,380,350              1,708,061
                                                                        -------------------    -------------------
       Total assets                                                         $22,955,507            $15,822,328
                                                                        ===================    ===================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                                $5,553,143             $2,852,738
                                                                        ===================    ===================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                               $11,402,791            $ 8,281,216
Securities sold under agreements to repurchase                                3,541,230              1,501,409
Drafts payable issued in connection with mortgage loan closings                 932,931                382,108
Accounts payable, accrued liabilities and other                               1,449,288                997,405
Deferred income taxes                                                         1,570,003              1,272,311
                                                                        -------------------    -------------------
       Total liabilities                                                     18,896,243             12,434,449

Commitments and contingencies                                                          -
                                                                                                              -

Company-obligated mandatorily redeemable capital trust pass-
   through securities of subsidiary trusts holding solely Company
   guaranteed related subordinated debt                                         500,000                500,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value;
   issued and outstanding, none                                                        -
                                                                                                              -
Common stock - authorized, 240,000,000 shares of $0.05 par
   value; issued and outstanding, 117,732,249 shares in 2001 and
   113,463,424 shares in 2000                                                     5,887                  5,673
Additional paid-in capital                                                    1,307,679              1,171,238
Accumulated other comprehensive income (loss)                                   173,249                (33,234)
Retained earnings                                                             2,072,449              1,744,202
                                                                        -------------------    -------------------
       Total shareholders' equity                                             3,559,264              2,887,879
                                                                        -------------------    -------------------
       Total liabilities and shareholders' equity                           $22,955,507            $15,822,328
                                                                        ===================    ===================

Borrower and investor custodial accounts                                     $5,553,143             $2,852,738
                                                                        ===================    ===================

                                   The accompanying notes are an integral part of these statements.

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                                      Year ended February 28(29),
                                         (Dollar amounts in thousands, except per share data)

                                                                2001               2000              1999
                                                            ---------------    --------------    --------------
Revenues
   Loan origination fees                                       $398,544           $406,458         $ 623,531
   Gain on sale of loans, net of commitment fees                611,092            557,743           699,433
                                                            ---------------    --------------    --------------
     Loan production revenue                                  1,009,636            964,201         1,322,964

   Interest earned                                            1,341,402            998,646         1,029,066
   Interest charges                                          (1,348,242)          (922,225)         (977,326)
                                                            ---------------    --------------    --------------
     Net interest                                                (6,840)            76,421            51,740

   Loan servicing revenues                                    1,201,177            996,861           842,583
   Amortization and impairment/recovery of
     mortgage servicing rights, net of servicing hedge         (617,153)          (445,138)         (600,766)
                                                            ---------------    --------------    --------------
     Net loan administration income                             584,024            551,723           241,817
   Net premiums earned                                          274,039             75,786            12,504
   Commissions, fees and other income                           195,462            202,742           175,363
                                                            ---------------    --------------    --------------
         Total revenues                                       2,056,321          1,870,873         1,804,388

Expenses
   Salaries and related expenses                                769,287            689,768           669,686
   Occupancy and other office expenses                          275,074            270,015           264,575
   Marketing expenses                                            71,557             72,930            64,510
   Insurance net losses                                         106,827             23,420                 -
   Other operating expenses                                     247,541            183,542           173,812
                                                            ---------------    --------------    --------------
         Total expenses                                       1,470,286          1,239,675         1,172,583
                                                            ---------------    --------------    --------------

Earnings before income taxes                                    586,035            631,198           631,805
   Provision for income taxes                                   211,882            220,955           246,404
                                                            ---------------    --------------    --------------

NET EARNINGS                                                   $374,153           $410,243          $385,401
                                                            ===============    ==============    ==============

Earnings per share
   Basic                                                          $3.26              $3.63             $3.46
   Diluted                                                        $3.14              $3.52             $3.29

                                   The accompanying notes are an integral part of these statements.

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                                                  Three years ended February 28(29),
                                                     (Dollar amounts in thousands)

                                                                                    Accumulated
                                                                     Additional        Other
                                            Number        Common      Paid-in-     Comprehensive     Retained
                                           of Shares      Stock       Capital      Income (Loss)     Earnings        Total
                                         -------------- ----------- ------------------------------------------------------------

Balance at February 28, 1998               109,205,579      $5,460   $1,049,365     $    3,697      $1,029,421     $2,087,943
Cash dividends paid - common                         -              -           -            -         (35,648)       (35,648)
Stock options exercised                      1,239,662          62       20,047              -                 -       20,109
Tax benefit of stock options exercised               -           -       11,456              -                 -       11,456
Dividend reinvestment plan                   2,048,062         103       66,669              -                 -       66,772
401(k) Plan contribution                       126,010           6        6,136              -                 -        6,142
Other comprehensive loss, net of tax                 -            -           -        (23,290)              -        (23,290)
Net earnings for the year                            -            -           -              -         385,401        385,401
                                                                  ---           --
------------------------------------------------------------------- ------------------------------------------------------------
Balance at February 28, 1999               112,619,313       5,631    1,153,673        (19,593)     1,379,174       2,518,885
Cash dividends paid - common                         -            -           -              -         (45,215)       (45,215)
Stock options exercised                        602,021          31        6,709              -                 -        6,740
Tax benefit of stock options exercised               -            -       1,883              -                 -        1,883
Dividend reinvestment plan                      61,869           2        1,986              -                 -        1,988
401(k) Plan contribution                       180,221           9        6,987              -                 -        6,996
Other comprehensive loss, net of tax                 -            -           -        (13,641)              -        (13,641)
Net earnings for the year                            -            -           -              -         410,243        410,243
--------------------------------------------------------------------------------------------------------------------------------
Balance at February 29, 2000               113,463,424       5,673    1,171,238        (33,234)      1,744,202      2,887,879
Cash dividends paid - common                         -            -           -              -         (45,906)       (45,906)
Stock options exercised                      2,797,939         140       57,468              -                 -       57,608
Tax benefit of stock options exercised               -            -      17,375              -                 -       17,375
Dividend reinvestment plan                   1,133,101          57       51,720              -                 -       51,777
401(k) Plan contribution                       264,018          13        7,865              -                 -        7,878
Issued to employee stock purchase plan          73,767                    2,013              -                 -        2,017
                                                                 4
Other comprehensive income, net of tax               -            -           -        206,483               -        206,483
Net earnings for the year                            -            -           -              -         374,153        374,153
--------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 2001               117,732,249      $5,887   $1,307,679       $173,249      $2,072,449     $3,559,264
================================================================================================================================

                                    The accompanying notes are an integral part of this statement.

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Increase (Decrease) in Cash
                                                      Year ended February 28(29),
                                                     (Dollar amounts in thousands)
                                                                               2001                 2000                 1999
                                                                          ----------------    -----------------    ----------------
Cash flows from operating activities:
   Net earnings                                                                $374,153            $410,243             $385,401
      Adjustments to reconcile net earnings to net cash
       provided (used) by operating activities:
      Gain on sale of available-for-sale securities                             (56,965)            (12,332)             (56,801)
      Gain on sale of subsidiary                                                      -              (4,424)                   -
      Gain on sale of securitized service fees                                        -              (2,650)                   -
     Amortization and impairment/recovery of mortgage
                  servicing rights                                            1,414,388             181,101            1,013,578
     Depreciation and other amortization                                         70,736              65,947               49,210
     Deferred income taxes                                                      211,882             220,955              246,404

     Origination and purchase of loans held for sale                        (68,923,245)        (66,739,744)         (92,880,538)
     Principal repayments and sale of loans                                  69,612,410          70,317,781           91,941,509
                                                                          ----------------    -----------------    ----------------
         Decrease (increase) in mortgage loans and mortgage-
            backed securities held for sale                                     689,165           3,578,037             (939,029)

     (Increase) decrease in other financial instruments                         (20,345)            438,069             (269,711)
     Increase in trading securities                                          (2,066,051)           (523,585)          (1,216,499)
     Increase in securities purchased under agreements to resale             (2,673,963)           (359,347)             (22,686)
     Increase in other assets                                                (1,705,133)            (33,722)             (32,763)
     Increase in accounts payable and accrued liabilities                       451,883               6,263               35,259
                                                                          ----------------    -----------------    ----------------
       Net (used) cash provided  by operating activities                     (3,310,250)          3,964,555             (807,637)
                                                                          ----------------    -----------------    ----------------
Cash flows from investing activities:
   Additions to mortgage servicing rights, net                               (1,785,659)         (1,299,909)          (1,898,007)
   Additions to available-for-sale securities                                (1,480,079)         (1,519,545)            (195,828)
   Proceeds from sale of securitized service fees                                     -             197,616                    -
   Acquisition of insurance company                                                   -            (425,000)                   -
   Purchase of property, equipment and leasehold
     improvements, net                                                          (38,721)           (150,537)            (119,507)
   Proceeds from sale of available-for-sale securities                          895,736              96,200              231,555
   Proceeds from sale of subsidiary                                                   -              21,053                    -
                                                                          ----------------    -----------------    ----------------
       Net cash used by investing activities                                 (2,408,723)         (3,080,122)          (1,981,787)
                                                                          ----------------    -----------------    ----------------
Cash flows from financing activities:
   Net increase (decrease) in
     short-term borrowings                                                    3,252,032            (790,117)          (1,122,273)
   Issuance of long-term debt                                                 3,417,237           2,224,354            4,044,121
   Repayment of long-term debt                                                 (957,050)         (2,288,762)            (142,096)
   Issuance of common stock                                                     119,266              16,449               93,361
   Cash dividends paid                                                          (45,906)            (45,215)             (35,648)
                                                                          ----------------    -----------------    ----------------
       Net cash provided (used) by financing activities                       5,785,579            (883,291)           2,837,465
                                                                          ----------------    -----------------    ----------------
Net increase in cash                                                             66,606               1,142               48,041
Cash at beginning of period                                                      59,890              58,748               10,707
                                                                          ----------------    -----------------    ----------------
Cash at end of period                                                          $126,496        $     59,890         $     58,748
                                                                          ================    =================    ================
Supplemental cash flow information:
   Cash used to pay interest                                              $ 1,336,506          $   902,491          $    876,236
   Cash used to pay income taxes                                          $      14,799        $       7,084        $      1,407
Noncash financing activities:
   Unrealized gain (loss) on available-for-sale securities,
     net of tax                                                           $   206,483          $    (13,641)        $    (23,290)

                                   The accompanying notes are an integral part of these statements.

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                      Year Ended February 28(29),
                                                     (Dollar amounts in thousands)

                                                                   2001               2000              1999
                                                              ---------------  -----------------   ---------------

NET EARNINGS                                                      $374,153         $410,243            $385,401

Other comprehensive income, net of tax:
    Unrealized gains (losses) on available for sale
securities:
       Unrealized holding gains (losses) arising
       during the period, before tax                               381,587           (9,356)              18,556
     Income tax (expense) benefit                                 (138,876)           3,331               (7,237)
                                                              ---------------  -----------------   ---------------
     Unrealized holding gains (losses) arising
       during the period, net of tax                               242,711           (6,025)              11,319
       Less: reclassification adjustment for gains
included                                    in net earnings,       (56,965)         (12,332)             (56,801)
before tax
     Income tax expense                                             20,737            4,716               22,192
                                                              ---------------  -----------------   ---------------
     Reclassification adjustment for gains included
       in net earnings, net of tax                                 (36,228)          (7,616)             (34,609)
                                                              ---------------  -----------------   ---------------
Other comprehensive  income (loss)                                 206,483          (13,641)             (23,290)
                                                              ---------------  -----------------   ---------------
COMPREHENSIVE INCOME                                              $580,636         $396,602             $362,111
                                                              ===============  =================   ===============

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

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
42
                                                                F-
Transfers and Servicing of Financial Assets

    A transfer of financial  assets is accounted for as a sale when control is  surrendered  over the assets  transferred.  The Company typically  retains  mortgage  servicing  rights ("MSRs") and may retain  interest-only  strips,  principal-only  strips and one or more subordinated  interests.  MSRs and other assets retained are recognized as separate assets by allocating  total costs incurred  between the loan sold and MSRs and other  assets  retained  based on their  relative  fair  values.  The  Company  estimates  the fair value of retained  interests  based upon the present  value of the expected  future cash flows.  This entails  estimates of  prepayment  speeds, credit losses, discount rates and other factors that impact the value of the retained interests.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    The Company  recognizes as separate  assets the rights to service  mortgage loans for others,  whether the servicing  rights are acquired through a separate purchase or through  securitization.  Amortization of MSRs is based on the ratio of net servicing income received in the current  period to total net  servicing  income  projected to be realized  from the MSRs.  Projected  net  servicing income is in turn determined by the estimated  future balance of the underlying  mortgage loan  portfolio,  which declines over time from  prepayments and scheduled loan  amortization.  The Company  estimates  future  prepayment rates based on current interest rate levels,  other economic conditions and market forecasts,  as well as relevant  characteristics of the servicing  portfolio,  such as loan types, note rate stratification and recent prepayment experience.

    MSRs are periodically  evaluated for impairment,  which is recognized in the statement of earnings during the applicable  period through  additions to an impairment  reserve.  For purposes of performing  its  impairment  evaluation,  the Company  stratifies its servicing portfolio on the basis of certain risk characteristics including loan type (fixed or adjustable) and note rate.

    Other retained interests are classified as available-for-sale securities.

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

Qualitative Disclosures About Market Risk

     The primary  market risk facing the Company is interest rate risk.  From an enterprise  perspective,  the Company  manages this risk by striving to balance its Mortgage-Related  Investments Segment with the Production  Divisions,  which are counter-cyclical in nature. In addition,  the Company utilizes various financial instruments,  including derivatives  contracts,  to manage the interest rate risk related  specifically  to its Committed  Pipeline,  mortgage loan inventory and MBS held for sale,  MSRs,  mortgage-backed securities  retained in  securitizations,  trading  securities and debt securities.  The overall objective of the Company's interest rate risk  management  policies is to offset  changes in the values of these items  resulting  from changes in interest  rates.  The
Company does not speculate on the direction of interest rates in its management of interest rate risk.

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

    If a derivative  contract that  qualifies as a hedge is sold,  matures or is  terminated,  any resulting  intrinsic gain or loss adjusts the basis of the hedged item and any gain or loss  resulting from  unamortized  premiums  associated  with the time value of such contracts are recognized in income.  If a designated  underlying  item is no longer held, any previously  unrecognized  gain or loss on the related derivative is recognized in earnings and the derivative contract is subsequently accounted for at fair value.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trading Securities

    Trading  securities  consists  of  financial  instruments  held  by the  Company's  broker-dealer  subsidiary.  These  financial instruments,  including derivative contracts,  are recorded at fair value on a trade date basis, and gains and losses, both realized and unrealized, are included in Gain on Sale of Loans.

Securities Purchase Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

    Transactions  involving purchases of securities under agreements to resell or sales of securities under agreements to repurchase are accounted  for as  collateralized  financing  except where the Company does not have an agreement to sell (or purchase) the same or  substantially  the same securities  before maturity at a fixed or determinable  price. It is the policy of the Company to obtain possession  of  collateral  with a market  value equal to or in excess of the  principal  amount  loaned  under  resale  agreements.
Collateral  is valued daily,  and the Company may require  counterparties  to deposit  additional  collateral  or return  collateral pledged when appropriate.

    At February 28, 2001, the market value of the collateral  received  related to securities  purchased under  agreements to resell was $2,201 million of which $723 million was pledged as collateral.

Collateral

    The Company  continues to report assets it has pledged as  collateral  in secured  borrowings  and other  arrangements  when the secured party cannot sell or repledge the assets or the Company can  substitute  collateral or otherwise  redeem it on short notice.
The Company  generally  does not report assets  received as collateral in secured  lending and other  arrangements  since the debtor typically has the right to redeem the collateral on short notice.

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

    The insurance company investment portfolio includes primarily fixed income securities, as well as other short-term securities.

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

Loan Origination Fees

    Loan origination fees, as well as discount points and certain direct  origination costs are initially  recorded as an adjustment of the cost of the loan and reflected in earnings when the loan is sold.

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

Advertising Costs

    The Company generally charges to expense the production costs of advertising the first time the advertising takes place,  except for  direct-response  advertising,  which is capitalized  and amortized  over the expected  period of future  benefits.  Advertising expense was $55.5 million, $53.5 million and $46.0 million for the years ended
February 28(29), 2001, 2000 and 1999, respectively.

Stock-Based Compensation

    The Company  generally  grants stock options for a fixed number of shares to employees  with an exercise price equal to the fair value of the shares at the date of grant.  The Company  recognizes  compensation  cost related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price.

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    The following table presents basic and diluted EPS for the years ended February 28(29), 2001, 2000 and 1999.

------------------------ --------- --------- --------- -- - ----------------------------- -- -- ------- ---------- -----
                                                            Year ended February 28(29),
                         --------- --------- --------- -- - ----------------------------- -- -- ------- ---------- -----
                                     2001                             2000                             1999
                         --------- --------- ---------    --------- --------- ---------    --------- --------- ---------
                                             Per-Share                        Per-Share                        Per-Share
(Amounts in  thousands,  Net                  Amount      Net                  Amount      Net                  Amount
except per share data)   Earnings  Shares                 Earnings   Shares                Earnings   Shares
------------------------           --------- ---------              --------- ---------              --------- ---------
                         ---------                        ---------                        ---------
Net earnings              $374,153                        $410,243                         $385,401
                         =========                        =========                        =========

Basic EPS
Net earnings available
to common shareholders   $374,153   114,932     $3.26     $410,243   113,083     $3.63     $385,401   111,414     $3.46

Effect of Dilutive
Stock Options                         4,103                            3,605                            5,631
                         --------- ---------              --------- ---------              --------- ---------

Diluted EPS
Net earnings available
to common shareholders   $374,153   119,035     $3.14     $410,243   116,688     $3.52     $385,401   117,045     $3.29
                         ========= =========              ========= =========              ========= =========

------------------------ --------- --------- --------- -- --------- --------- --------- -- --------- --------- ---------

    During the years ended February 28 (29), 2001 and 2000, options to purchase 3.3 million shares and 3.2 million shares, respectively, were outstanding but not included in the computation of EPS because they were antidilutive.

Financial Statement Reclassifications and Restatement

    Certain amounts reflected in the Consolidated Financial Statements for the years ended
February 29(28), 2000 and 1999 have been reclassified to conform to the presentation for the year ended
February 28, 2001.

NOTE B - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements consisted of the following.

 --------------------------------------------- --------------------------------------------------------------------
                                                                                     February 28(29),
                                                                          ----------------- -- -------------- -----
    (Dollar amounts in thousands)                                                  2001                2000
 --------------------------------------------------------------------- -- ----------------- -- -------------- -----
    Buildings                                                                  $190,109            $183,134
    Office equipment                                                            393,721             362,346
    Leasehold improvements                                                       55,822              55,281
                                                                          -----------------    --------------
                                                                                639,652             600,761
    Less: accumulated depreciation and amortization                            (271,505)           (218,828)
                                                                          -----------------    --------------
                                                                                368,147             381,933
    Land                                                                         28,796              28,966
                                                                          -----------------    --------------
                                                                               $396,943            $410,899
                                                                          =================    ==============

 --------------------------------------------------------------------- -- ----------------- -- -------------- -----

    Depreciation  and amortization  expense amounted to $54.6 million,  $48.8 million and $40.3 million for the years ended February
28(29), 2001, 2000 and 1999, respectively.

NOTE C - MORTGAGE SERVICING RIGHTS

    Entries to mortgage servicing rights for the years ended February 28(29), 2001, 2000 and 1999 were as follows.

 ----------------------------------------------- -- -------------------------------------------------------------
                                                                        February 28(29),
                                                    ---------------- --- ---------------- --- ---------------- --
    (Dollar amounts in thousands)                      2001                 2000                 1999
 ----------------------------------------------- -- ---------------- --- ---------------- --- ---------------- --
    Mortgage Servicing Rights
       Balance at beginning of period                 $5,420,239           $4,591,191           $3,653,318
       Additions, net                                  1,785,659            1,299,909            1,898,007
       Securitization of service fees                          -             (218,770)                   -
       Scheduled amortization                           (518,199)            (459,308)            (556,373)
       Hedge losses (gains) applied                     (811,578)             207,217             (403,761)
                                                    ----------------     ----------------     ----------------
       Balance before valuation reserve
               at end of period                        5,876,121            5,420,239            4,591,191
                                                    ----------------     ----------------     ----------------

    Reserve for Impairment of Mortgage Servicing Rights
       Balance at beginning of period                    (23,762)             (94,752)             (41,308)
       Reductions (additions)                            (84,611)              70,990              (53,444)
                                                    ----------------     ----------------     ----------------
       Balance at end of period                         (108,373)             (23,762)             (94,752)
                                                    ----------------     ----------------     ----------------
       Mortgage Servicing Rights, net                 $5,767,748           $5,396,477           $4,496,439
                                                    ================     ================     ================

 ----------------------------------------------- -- ---------------- --- ---------------- --- ---------------- --

    The estimated fair value of mortgage servicing rights was $5.8 billion and $5.7 billion as of
February  28(29),  2001 and 2000,  respectively.  The fair value was determined by discounting  estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates.

NOTE D - INVESTMENTS IN OTHER FINANCIAL INSTRUMENTS

    Investments in other financial instruments as of February 28(29), 2001 and 2000 included the following.

 ------------------------------------------------------------ -----------------------------------------------------
                                                                                      February 28(29),
                                                                         ----------------- --- ---------------- ---
     (Dollar amounts in thousands)                                             2001                 2000
 ------------------------------------------------------------------- --- ----------------- --- ---------------- ---

     Servicing hedge instruments                                            $2,407,799           $1,784,315
     Mortgage-backed securities retained in securitization                   1,202,093              823,196
     Insurance company investment portfolio                                    550,422              520,490
     Equity securities, restricted and unrestricted                                  -               46,193
                                                                         -----------------     ----------------
                                                                            $4,160,314           $3,174,194
                                                                         =================     ================

 ------------------------------------------------------------------- --- ----------------- --- ---------------- ---

NOTE E - AVAILABLE FOR SALE SECURITIES

    Amortized cost and fair value of available for sale securities as of February 28(29), 2001 and 2000 were as follows:

 ---------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                                              February 28, 2001
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
                                                             Gross              Gross
                                       Amortized          Unrealized          Unrealized             Fair
 (Dollar amounts in thousands)            Cost               Gains              Losses              Value
 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

      Mortgage-backed
        securities retained in
        securitization                 $1,108,557           $107,627            ($14,091)         $1,202,093
      Principal only securities         1,190,281            159,318                (605)          1,348,994
      Insurance company
           investment  portfolio          531,983             21,637              (3,198)            550,422
                                    ----------------   -----------------   ----------------    ----------------
                                       $2,830,821           $288,582            ($17,894)         $3,101,509
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
                                                             Gross              Gross
                                       Amortized          Unrealized          Unrealized             Fair
 (Dollar amounts in thousands)            Cost               Gains              Losses              Value
 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

      Mortgage-backed
        securities retained in
        securitization                   $807,948            $39,411            ($24,163)           $823,196
      Principal only securities         1,002,496              2,372             (52,028)            952,840
      Insurance company
        investment  portfolio             523,012                  483             (3,005)           520,490
      Equity securities                    63,136              3,193             (20,136)             46,193
                                    ----------------   -----------------   ----------------    ----------------
                                       $2,396,592            $45,459            ($99,332)         $2,342,719
                                    ================   =================   ================    ================

 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

NOTE F - NOTES PAYABLE

    Notes payable consisted of the following.

 ------------------------------------------------------------ -----------------------------------------------------
                                                                                February 28(29),
                                                                         ----------------- --- ---------------- ---
     (Dollar amounts in thousands)                                              2001                  2000
 -------------------------------------------------------------------- -- ----------------- --- ---------------- ---
     Commercial paper                                                    $                        $    103,829
                                                                                       -
     Medium-term notes, various series, and Euro Notes                        10,435,510             7,975,324
     Convertible debentures                                                      500,717                     -
     Subordinated notes                                                          200,000               200,000
     Unsecured notes payable                                                     264,196                     -
     Other notes payable                                                           2,368                 2,063
                                                                         -----------------     ----------------
                                                                             $11,402,791            $8,281,216
                                                                         =================     ================

 -------------------------------------------------------------------- -- ----------------- --- ---------------- ---

NOTE F - NOTES PAYABLE (Continued)

Commercial Paper and Backup Credit Facilities

    As of February 28, 2001, CHL, the Company's  mortgage banking  subsidiary,  had unsecured credit  agreements  (revolving  credit facilities)  with  consortiums  of commercial  banks  permitting  CHL to borrow an aggregate  maximum  amount of $5.3  billion.  The facilities  included a $4.3 billion  revolving  credit  facility with  forty-two  commercial  banks  consisting  of: (i) a five-year facility of $3.0  billion,  which  expires on September 24, 2002;  and (ii) a one-year  facility of $1.3  billion,  which expires on
September 19, 2001. As  consideration  for the facility,  CHL pays annual  commitment  fees of $3.8 million.  There is an additional one-year  facility,  which expires April 11, 2001, with thirteen of the forty-two banks  referenced  above for total  commitments of
$1.0 billion.  As consideration for the facility,  CHL pays annual  commitment fees of $0.8 million.  CHL has renewed this facility.
(See Note Q -  "Subsequent  Events") The purpose of these credit  facilities  is to provide  liquidity  backup for CHL's  commercial paper  program.  No amount was  outstanding  under these  revolving  credit  facilities at February 28, 2001.  The weighted  average borrowing rate on commercial  paper  borrowings for the year ended February 28, 2001 was 6.40%. In addition,  CHL has entered into a
$1.1 billion asset-backed commercial paper conduit facility with four commercial banks.  This facility has a maturity date of
November 20, 2001. As  consideration  for this  facility,  CHL pays annual  commitment  fees of $1.4 million.  Loans made under this facility are secured by conforming and  non-conforming  mortgage loans. All of the facilities  contain various  financial  covenants and restrictions, certain of which limit the amount of dividends that can be paid by the Company or CHL.

Medium-Term Notes

    As of  February  28,  2001,  outstanding  medium-term  notes  issued by CHL under  various  shelf  registrations  filed with the
Securities and Exchange Commission or issued by CHL pursuant to its Euro medium-term note program were as follows.

NOTE F - NOTES PAYABLE  (Continued)

---------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                                        Outstanding                     Interest Rate             Maturity Date
                                Balance
                                                                     ----------------------  ----------------------------
                         -------------------------------------------
                         Floating-Rate   Fixed-Rate       Total         From        To           From            To
                         ------------------------------------------- ----------- ----------  -------------- -------------

      Series A                       -    $   96,500   $     96,500    7.41%       8.79%         Aug. 2001     Mar. 2002

      Series B                       -       251,000        251,000    6.65%       6.98%         Mar. 2003     Aug. 2005

      Series C                $105,000       127,000        232,000    4.84%       7.75%         Mar. 2001     Mar. 2004

      Series D                       -       385,000        385,000    6.05%       6.88%         Mar. 2001    Sept. 2005

      Series E                       -       655,000        655,000    6.94%       7.45%        Sept. 2003     Oct. 2008

      Series F                 311,000     1,244,000      1,555,000    5.35%       7.13%        Sept. 2001      May 2013

        Series G                     -       271,000        271,000    6.90%       7.00%         Aug. 2018     Nov. 2018

        Series H               611,500     2,049,000      2,660,500    5.43%       8.25%          May 2001     Oct. 2019

        Series I             1,622,300       566,950      2,189,250    5.40%       8.00%         June 2001     Aug. 2015

        Euro Notes             627,406     1,512,854      2,140,260    5.52%       7.88%         Mar. 2001     Jan. 2009

                         -------------------------------------------
     Total                  $3,277,206    $7,158,304    $10,435,510
                         ===========================================

---------------------------------------------------------------------------------------------------------------------------

         As of February 28, 2001  substantially  all of the outstanding  fixed-rate  notes had been  effectively  converted  through interest rate swap agreements to floating-rate  notes.  The weighted  average rate on medium-term  notes for the year ended February
28, 2001, including the effect of the interest rate swap agreements, was 6.95%.  As of February 28, 2001
$1,511 million  foreign  currency-denominated  medium-term  notes were  outstanding.  Such notes are  denominated in Deutsche Marks,
French Francs,  Portuguese  Escudos and Euros.  The Company manages the associated  foreign  currency risk by entering into currency swaps.  The terms of the  currency  swaps  effectively  translate  the  foreign  currency  denominated  medium-term  notes into U.S.
dollars.

Convertible Debentures

         During the year ended  February 28, 2001,  the Company  received  proceeds of $500 million from the issuance of zero coupon
Liquid Yield Option Notes ("LYONs") with a face value of $675 million at maturity of LYONs due
February 8, 2031.  The LYONs were issued at $741.37 per LYON.  At  maturity,  February  8, 2031,  a holder will  receive  $1,000 per
LYON.  The issue price of each LYON represents a yield to maturity of 1.0%.  The LYONs are senior indebtedness of the Company.

NOTE F - NOTES PAYABLE  (Continued)

    Holders of LYONs may require the Company to repurchase  all or a portion of their LYONs at the original issue price plus accrued original issue discount on the following dates.

  ------------------ ------------------------------------------- ----------------------------------------------
                                Repurchase Date                             Repurchase Price
  ------------------ ------------------------------------------- ----------------------------------------------

                                  February 8, 2004                                $763.89
                                  February 8, 2006                                $779.28
                                  February 8, 2011                                $819.14
                                  February 8, 2016                                $861.03
                                  February 8, 2021                                $905.06
                                  February 8, 2026                                $951.35

  ------------------ ------------------------------------------- -------- ------------------- -----------------

    The Company may pay the purchase price in cash, common stock or a combination thereof.

    Beginning  on February 8, 2006 and on any date  thereafter,  the Company may redeem the LYONs at the  original  issue price plus accrued original issue discount.

    Holders of LYONs may surrender  LYONs for  conversion  into 11.57 shares of the Company's  common stock per LYON in any calendar quarter,  if, as of the last day of the preceding  calendar  quarter,  the closing sale price of the  Company's  common stock for at least 20 trading days in a period of 30 consecutive  trading days ending on the last trading day of such preceding  calendar quarter is more than a specified  percentage,  beginning at 135% and  declining  0.21% per quarter  thereafter,  of the accreted  conversion price per share of common stock on the last day of trading of such preceding  calendar  quarter.  The accreted  conversion price per share is equal to the original issue price of a LYON plus the accrued  original issue discount,  with that sum divided by the number of shares issuable upon a conversion of a LYON.

    Holders may also  surrender a LYON for conversion  during any period in which the credit rating  assigned to the LYONs by either
Moody's or Standard&Poor's falls below an investment grade level.

Subordinated Notes

    As of February 28, 2001, CHL had $200 million of 8.25% subordinated notes (the "Subordinated Notes") due
July 15,  2002.  Interest  on the  Subordinated  Notes is payable  semi-annually  on each  January 15 and July 15. The  Subordinated
Notes are not redeemable prior to maturity and are not subject to any sinking fund.

Pre-Sale Funding Facilities

    As of February 28, 2001, CHL had uncommitted  revolving  credit  facilities that are secured by conforming  mortgage loans which are in the process of being pooled into MBS. As of February 28, 2001, the Company had no outstanding  borrowings  under any of these facilities.

NOTE F - NOTES PAYABLE  (Continued)

    Maturities of notes payable are as follows.

  ------------------ ------------------------------------------- ----------------------------------------------
                          Year ending February 28(29),                         (Dollar amounts in
                                                                 thousands)
  ------------------ ------------------------------------------- ----------------------------------------------

                                        2002                                   $3,758,800
                                        2003                                    1,696,500
                                        2004                                      828,000
                                        2005                                    1,533,685
                                        2006                                    1,165,944
                                     Thereafter                                 2,419,862
                                                                            -----------------
                                                                              $11,402,791
                                                                            =================

  ------------------ ------------------------------------------- -------- ------------------- -----------------

NOTE G - Securities Sold Under Agreements to Repurchase

         The Company  routinely  enters into  short-term  financing  arrangements  to sell MBS under  agreements to repurchase.  The weighted average  borrowing rate for the year ended February 28, 2001 was 6.33%.  The weighted average  borrowing rate on repurchase agreements  outstanding as of February 28, 2001 was 5.53%. The repurchase  agreements were collateralized by MBS. All MBS underlying repurchase  agreements  are  held in  safekeeping  by  broker-dealers  or  banks.  All  agreements  are to  repurchase  the  same or substantially identical MBS.

NOTE H - COMPANY-OBLIGATED CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

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

NOTE I - INCOME TAXES

    Components of the provision for income taxes were as follows.

    ---- ------------------------------ ------------------------------------------------------------ --------
                                                                  Year ended February28(29),
                                                       ---------------- -- ------------- -- ------------- ---
         (Dollar amounts in thousands)                       2001               2000            1999
    ---- ----------------------------------------- --- ---------------- -- ------------- -- ------------- ---

         Federal expense - deferred                       $204,262            $220,955         $204,186
         State expense -  deferred                           7,620                   -           42,218
                                                       ----------------    -------------    -------------
                                                          $211,882            $220,955         $246,404
                                                       ================    =============    =============

    ---- ----------------------------------------- --- ---------------- -- ------------- -- ------------- ---

    The following is a reconciliation  of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of earnings.

    ---- ------------------------------ ------------------------------------------------------------ --------
                                                                 Year ended February 28(29),
                                                       --------------- -- -------------- --- ------------ ---
                                                             2001             2000               1999
    ---- ----------------------------------------- --- --------------- -- -------------- --- ------------ ---

         Statutory federal income tax rate                   35.0%              35.0%              35.0%
         State income and franchise taxes, net
            of federal tax effect                             3.0                4.0                4.0
         Change in expected state tax rate                   (1.8)              (4.0)               -
                                                       ---------------    --------------     ------------
                Effective income tax rate                    36.2%              35.0%              39.0%
                                                       ===============    ==============     ============

    ---- ----------------------------------------- --- --------------- -- -------------- --- ------------ ---

    In Fiscal 2000, the Company initiated a corporate  reorganization  related to its servicing  operations.  Further refinements to the  reorganization  plan were made in Fiscal 2001.  As a result of the  reorganization,  future state  income tax  liabilities  are expected to be less than the amounts that were  previously  recorded as deferred  income tax expense and  liability in the Company's financial  statements.  The expected  reduction in tax liabilities was reflected as a reduction in deferred state income tax expense in Fiscal 2000 and Fiscal 2001.

    The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below.

     ----- -------------------------------------------------------- ------------------------------------- -----
                                                                                  February 28(29),
                                                                    ------------------------------------- -----
          (Dollar amounts in thousands)                                        2001              2000
     ----------------------------------------------------------------------------------------------------------
          Deferred income tax assets:
              Net operating losses                                           $ 154,069          $ 139,288
              State income and franchise taxes                                  57,958             53,625
              Reserves, accrued expenses and other                              66,376             48,336
               Losses (gains) on available-for-sale securities                       -              1,150
                                                                         ---------------    ---------------
          Total deferred income tax assets                                     278,403            242,399
                                                                         ---------------    ---------------

          Deferred income tax liabilities:
              Mortgage servicing rights                                      1,722,960          1,493,297
              Gains (losses) on available-for-sale securities                  125,446                  -
              Gain on sale of subsidiary                                             -             21,413
                                                                         ---------------    ---------------
          Total deferred income tax liabilities                              1,848,406          1,514,710
                                                                         ---------------    ---------------

          Deferred income taxes                                             $1,570,003         $1,272,311
                                                                         ===============    ===============

     ----------------------------------------------------------------------------------------------------------

NOTE I - INCOME TAXES (Continued)

    As of February 28, 2001,  the Company had net operating  loss  carryforwards  for federal  income tax purposes  totaling  $435.7 million that expire as follows:  $19.6 million in 2009,  $74.3 million in 2010,  $41.3 million in 2011, $84.7 million in 2012, $72.8 million in 2013, $95.9 million in 2019, and $47.1 million in 2021.

NOTE J - FINANCIAL INSTRUMENTS

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

    The total amount of counterparty  credit exposure as of February 28, 2001, before and after applicable margin accounts held, was as follows:

--------------------------------------------------------------- ------------------------------------------
(Dollar amounts in millions)                                        As of February 28, 2001

             Total credit exposure before margin accounts held             $1,095.5
                Less: Margin accounts held                                   (622.4)
                Net unsecured credit exposure                             $   473.1
                                                                       ==================

---------------------------------------------------------------------- ------------------ ----------------

Hedge of Committed Pipeline and Mortgage Loan Inventory

     As of February 28, 2001,  the Company had $2.0  billion of closed  mortgage  loans and MBS held in  inventory,  including  $1.7 billion  fixed-rate  and $0.3 billion  adjustable-rate  (the  "Inventory").  In addition,  as of February 28, 2001,  the Company had short-term rate and point commitments  amounting to approximately  $7.1 billion  (including $6.4 billion fixed-rate and $0.7 billion adjustable-rate)  to fund mortgage loan  applications in process and an additional $2.3 billion  (including $2.2 billion  fixed-rate and $0.1 billion  adjustable-rate)  like commitments  subject to property  identification and borrower  qualification  (together the
"Committed  Pipeline").  Substantially  all of these  commitments are for periods of 60 days or less. (After funding and sale of the mortgage loans,  the Company's  exposure to credit loss in the event of  nonperformance  by the mortgagor is limited as described in
Note L).

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

NOTE J - FINANCIAL INSTRUMENTS (Continued)

    Due to the  variability  of closings in the Company's  Committed  Pipeline,  which is driven  primarily by interest  rates,  the
Company's  hedging policies  require that  substantially  all of the Committed  Pipeline be hedged with a combination of options for the  purchase  and sale of MBS and  treasury  futures  and forward  contracts  for the sale of MBS. As of  February  28,  2001,  the notional amount of options to purchase and sell MBS aggregated $3.1 billion and $3.8 billion,  respectively.  There were no treasury futures  options in place at February 28,  2001.  The Company had net forward  contracts  to sell MBS that  amounted to $5.8 billion
(including  forward  contracts to sell MBS of $16.0 billion and to purchase MBS of $10.2 billion).  The MBS that are to be delivered under these  contracts  and options are either fixed or  adjustable-rate,  and  generally  correspond  with the  composition  of the
Company's Inventory and Committed Pipeline.

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

Servicing Hedge

    The Company  manages its exposure to interest rate risk  primarily  through  balancing its loan  production  and loan  servicing operations,  which are counter  cyclical in nature.  In order to further  mitigate the effect on earnings of MSR impairment that may result from  increased  current and projected  prepayment  activity that generally  occurs when interest rates decline,  the Company maintains a portfolio of financial  instruments,  including  derivative  contracts,  that increase in aggregate  value when interest rates decline (the  "Servicing  Hedge").  The financial  instruments  that form the  Servicing  Hedge include  interest rate floors, options on interest rate futures,  interest rate swaps, interest rate caps, Capped Swaps, Swaptions,  options on MBS, principal-only swaps and P/O securities.

    The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge.

-------------------------------------- -------------------- -------------------- ------------------ ---------------------
(Dollar amounts in millions)                Balance,                                                      Balance,
                                        February 29, 2000                          Dispositions/        February 28,
                                                                 Additions          Expirations             2001
-------------------------------------- -------------------- -------------------- ------------------ ---------------------

Interest Rate Floors                         $50,500                5,000              (23,500)           $32,000
Long Call Options on
  Interest Rate Futures                      $15,000               16,300              (26,700)            $4,600
Long Put Options on
  Interest Rate Futures                       $1,750                7,500               (9,250)                 -
Long Call Options on MBS                      $8,561                1,500               (4,000)            $6,061
Capped Swaps                                  $1,000                    -               (1,000)                 -
Interest Rate Swaps                           $1,500                    -                    -             $1,500
Interest Rate Cap                             $2,500                1,500               (1,500)            $2,500
Swaptions                                    $36,250               25,000              (19,000)           $42,250
Principal-Only Swaps                               -                1,250               (1,125)              $125

-------------------------------------- -------------------- -------------------- ------------------ ---------------------

NOTE J - FINANCIAL INSTRUMENTS  (Continued)

    The  Servicing  Hedge is intended  to protect  the value of the  investment  in MSRs from the  effects of  increased  prepayment activity that generally  results from declining  interest rates.  Should  interest rates  increase,  the value of the MSRs generally will  increase  while the value of the Servicing  Hedge will decline.  With respect to the options on interest rate futures and MBS,
Swaptions,  interest rate floors,  interest rate caps,  Principal-only swaps and P/O Securities included in the Servicing Hedge, the
Company is not exposed to loss beyond its initial outlay to acquire the instruments  plus any unrealized  gains  recognized to date.
With respect to the Swap contracts entered into by the Company as of
February 28, 2001, the Company estimates that its maximum exposure to loss over the remaining contractual term is
$1 million.

Interest Rate Swaps

    As of February 28, 2001,  CHL had interest  rate swap  contracts,  in addition to those  included in the Servicing  Hedge,  with certain  financial  institutions  having  notional  principal  amounts  totaling $8.8 billion.  The effect of these  contracts is to enable CHL to convert its fixed-rate long term debt borrowings to LIBOR-based  floating-rate  cost borrowings  (notional amount $6.1 billion),  to convert its foreign currency  denominated fixed rate medium-term notes to U.S. dollar  LIBOR-based  floating-rate cost borrowings  (notional amount $1.5 billion) and to convert a portion of its medium-term note borrowings from one floating-rate  index to another  (notional  amount $1.2 billion).  Payments are due  periodically  through the  termination  date of each  contract.  The agreements expire between March 2001 and June 2027.

    The interest rate swap  agreements  related to debt had an average fixed rate  (receive  rate) of 6.03% and an average  floating rate indexed to 3-month LIBOR (pay rate) of 6.17% on February 28, 2001.

Broker-Dealer Financial Instruments

    Countrywide  Securities  Corporation  ("CSC")  utilizes a variety of financial  instruments  for trading  purposes and to manage interest-rate  risk. These instruments  include MBS mandatory  forward sale and purchase  commitments as well as short sales of cash market U.S.  Treasury  securities.  At February 28, 2001,  CSC had forward  contracts to sell MBS that  amounted to $7.5 billion and forward  contracts to purchase MBS that amounted to $4.0 billion.  During the year ended  February 28, 2001,  the average fair value of the  forward  contracts  to sell MBS  amounted  to a gain of $6.0  million and the  average  fair value of forward  contracts  to purchase MBS amounted to a gain of $13.7 million.

Fair Value of Financial Instruments

    The following  disclosure of the estimated fair value of financial  instruments as of February 28(29),  2001 and 2000 is made by the Company  using  available  market  information  and  appropriate  valuation  methodologies.  However,  considerable  judgment is required to interpret  market data to develop the  estimates of fair value.  Accordingly,  the  estimates  presented  herein are not necessarily  indicative  of the amounts  the  Company  could  realize in a current  market  exchange.  The use of  different  market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

NOTE J - FINANCIAL INSTRUMENTS  (Continued)

 ---- ------------------------------------------------ ---------------------------------- --- ----------------------------

                                                               February 28, 2001                   February 29, 2000

                                                          Carrying         Estimated         Carrying         Estimated
      (Dollar amounts in thousands)                        Amount          fair value         amount          fair value
      Assets:
          Mortgage    loans    and    mortgage-backed
      securities                                        $1,964,018         $1,964,018       $2,653,183        $2,653,183
             held for sale
            Trading securities                           4,050,082          4,050,082        1,984,031         1,984,031
               Securities  purchased with  agreements    3,109,556          3,109,556          435,593           435,593
      to resell
          Items included in investments in other
               financial instruments:
               Principal only securities purchased       1,348,994          1,348,994          952,840           952,840
               Mortgage-backed   securities  retained
      in                                                 1,202,093          1,202,093          823,196           823,196
                 securitizations
               Insurance Company investment
                      portfolio                            550,422            550,422          520,490           520,490
                Equity    Securities   -   restricted
      and                                                        -                  -           46,193            46,193
                       unrestricted
          Items included in other assets:
               Rewarehoused FHA and VA loans               790,876            790,876          336,273           336,273
             Loans held for investment                     269,942            269,942          177,330           177,330
             Receivables   related  to  broker-dealer      318,739            318,739           22,612            22,612
      activities

      Liabilities:
          Notes payable                                 11,402,791         11,159,777        8,281,216         7,957,602
          Securities   sold   under   agreements   to    3,541,230          3,541,230        1,501,409         1,501,409
      repurchase
          Securities sold not yet purchased                260,151            260,151          181,903           181,903
          Corporate guarantees                              56,312             56,312                -                 -

      Company-obligated mandatorily redeemable
          Capital trust pass-through securities of
          subsidiary trusts holding solely Company
            guaranteed      related      subordinated      500,000            521,929          500,000           489,744
      debt

      Derivatives:
          Interest rate floors                             349,002            343,151          411,278           180,360
          Forward contracts on MBS                          (8,673)           (40,312)         (11,080)          (13,511)
          Options on MBS                                    78,386             54,759           75,950            32,415
          Options on interest rate futures                   7,660              6,625            8,921             6,032
          Interest rate caps                                15,216              2,310           47,348            39,088
          Capped Swaps                                           -                  -           (5,619)           (8,040)
          Swaptions                                        644,181            590,906          341,039            76,254
          Interest rate swaps                               (3,682)          (110,852)         (23,228)         (457,051)
          Principal - only swaps                                 -                  -                -                 -

      Short-term commitments to extend credit                    -             35,200                -            52,500
 ---- ------------------------------------------------ --------------- -- ------------- -- ------------- --- -------------

    The fair value  estimates  as of  February  28(29),  2001 and 2000 are based on  pertinent  information  that was  available  to management  as of the  respective  dates.  Although  management  is not aware of any  factors  that would  significantly  affect the estimated fair value amounts,  such amounts have not been comprehensively  revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE J - FINANCIAL INSTRUMENTS  (Continued)

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

NOTE K - SECURITIZATIONS

    The Company routinely  originates,  securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company  typically  retains the MSRs and may retain  interest-only  strips,  principal-only  strips and one or more subordinated interests.  In general,  conventional  securitizations are structured without recourse to the Company.  Government loans serviced by the Company are insured by the Federal Housing  Administration  or partially  guaranteed  against loss by the Department of Veterans
Affairs.  The Company is exposed to credit losses to the extent that the partial  guarantee  provided by the  Department of Veterans
Affairs is inadequate to cover the total credit losses  incurred.  The Company  retains  primary  credit risk on the home equity and sub-prime  loans it  securitizes  through  retention of a subordinated  interest or through a corporate  guarantee of losses up to a negotiated  maximum amount.  In general,  there are no  restrictions on the Company's  retained  interests.  The Company  recognized gains of $444.8 million from sales of financial assets in securitizations in the year ended February 28, 2001.

NOTE K - SECURITIZATIONS (Continued)

    Key economic  assumptions used in determining the fair value of MSRs and other retained  interests at the time of securitization were as follows.

----------------------------------------------------------------------------------------------------------------
                                                                    Year ended February 28, 2001
                                                          ------------------------------------------------------
                                                                                            Other Retained
                                                                                              Interests
                                                              MSR's
----- ---------------------------------------------------- -------------- -- --------- --- ------------------ --

      Weighted-average life (in years)                             8.2                              4.1

      Weighted-average prepayment speed (annual rate)            11.0%                            24.3%

      Weighted-average discount rate (annual rate)               10.3%                            15.4%

      Weighted-average anticipated credit losses                 0.01%                             2.5%

----- ---------------------------------------------------- -------------- -- --------- --- ------------------ --

    The following table summarizes cash flows between the Company and securitization special purpose entities.

----------------------------------------------------------------------------------------------------------------
                                                                   Year ended February 28, 2001
                                                          ------------------------------------------------------
      (Dollar amounts in thousands)
----- -------------------------------------------------------- --- ------ -- ------------------ ------- ----- --

      Proceeds from new securitizations                                          $60,494,596

      Proceeds from collections reinvested in securitizations                       $707,460

      Service fees received                                                         $821,836

      Purchases of delinquent loans                                              ($2,610,563)

      Servicing advances                                                           ($468,602)

      Repayment of servicing advances                                               $405,097

      Other cash flows received on retained interest (a)                            $295,698

----- -------------------------------------------------------- --- ------ -- ------------------ ------- ----- --
    (a)  Represents cash flows received on retained interests other than servicing fees.

NOTE K - SECURITIZATIONS (Continued)

         Key economic assumptions used in subsequently measuring the fair value of the Company's retained interests at
February 28, 2001 and the effect on the fair value of those retained  interests  from adverse  changes in those  assumptions  are as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                                   Year ended February 28, 2001
                                                                  ------------------------------------------------------
                                                                                                     Other Retained
      (Dollar amounts in thousands)                                                                     Interest
                                                                                     MSR's
----- ------------------------------------------------------------------------- ----------------- -- ---------------- --

      Fair value of retained interests                                              $5,834,058          $1,202,093

      Weighted-average life (in years)                                                     6.1                 4.4

      WEIGHTED-AVERAGE Prepayment speed (annual rate)                                    16.1%               23.3%

      Impact of 10% adverse change                                                    $263,080             $62,058

      Impact of 20% adverse change                                                    $500,464            $113,446

      WEIGHTED-AVERAGE Discount rate (annual rate)                                        9.8%               16.6%

      Impact of 10% adverse change                                                    $209,159             $30,728

      Impact of 20% adverse change                                                    $404,732             $59,179

      WEIGHTED-AVERAGE LIFETIME CREDIT LOSSES                                            0.02%                3.3%

      Impact of 10% adverse change                                                      $3,082             $18,223

      Impact of 20% of adverse change                                                   $6,163             $35,423

----- ------------------------------------------------------------------------- ----------------- -- ---------------- --

    These  sensitivities are hypothetical and should be used with caution.  As the figures indicate,  changes in fair value based on a 10% variation in assumptions  generally  cannot be  extrapolated  because the  relationship of the change in the assumption to the change in fair value may not be linear.  Also,  in the above  table,  the effect of a variation in a  particular  assumption  on the fair value of the retained interest is calculated  independently without changing any other assumption.  In reality,  changes in one factor may result in changes in another (for example,  changes in  prepayment  speed  estimates  could result in changes in discount rates), which might magnify or counteract the sensitivities.

NOTE K - SECURITIZATIONS (Continued)

    The following table presents information about delinquencies and components of securitized and other managed assets.

----------------------------------------------------------------------------------------------------------------
                                                                          Year ended February 28, 2001
                                                          ------------------------------------------------------
                                                                                         Principal Amount 60
      (Dollar amounts in thousands)                                 Total Principal       Days or More Past
                                                                         Amount                  Due
----- -------------------------------------------------------- --- ------------------ -- -------------------- --

      Subprime and Home Equity loans                                    $11,695,059              $441,129
                                                                   ==================    ====================

      Comprised of:
          Assets securitized                                            $11,510,760
          Assets held for sale                                              184,299
                                                                   ------------------
                                                                        $11,695,059
                                                                   ==================

----- -------------------------------------------------------- --- ------------------ -- -------------------- --

    The Company incurred credit losses of $43.6 million related to the assets above during the year ended
February 28, 2001.

NOTE L - COMMITMENTS AND CONTINGENCIES

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

NOTE L - COMMITMENTS AND CONTINGENCIES (Continued)

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

                ----- ------------------------------------------ -----------------------------------
                              Year ending February 28(29),               (Dollar amounts in
                                                                 thousands)
                ----- ------------------------------- -------------------- -------------- ----------

                                  2002                                       $  38,228
                                  2003                                          32,095
                                  2004                                          24,008
                                  2005                                          15,799
                                  2006                                          13,701
                               Thereafter                                       52,201
                                                                           --------------
                                                                              $176,032
                                                                           ==============

                ----- ------------------------------- -------------------- -------------- ----------

    Rent expense was $53.2  million,  $57.2  million and $44.7 million for the years ended  February  28(29),  2001,  2000 and 1999, respectively.

Restrictions on Transfers of Funds

    The Company and certain of its subsidiaries are subject to regulatory  and/or credit  agreement  restrictions  which limit their ability to transfer  funds to the Company  through  intercompany  loans,  advances or dividends.  Pursuant to the  revolving  credit facilities as of February 28, 2001, the Company is required to maintain $1.3 billion in  consolidated  net worth and CHL is required to maintain $1.2 billion of net worth, as defined in the credit agreement.

Loan Servicing

    As of February 28(29), 2001, 2000 and 1999, the Company serviced loans totaling approximately $293.6 billion,
$250.2 billion and $215.5  billion,  respectively.  Included in the loans serviced as of February  28(29),  2001, 2000 and 1999 were loans being serviced under  subservicing  agreements with total principal  balances of $8.6 billion,  $5.5 billion and $3.8 billion, respectively.  The loans are serviced under a variety of servicing  contracts.  In general,  these contracts include  guidelines and procedures for servicing the loans, remittance requirements and reporting requirements, among other provisions.

    Conforming  conventional  loans  serviced by the Company (56% of the servicing  portfolio as of February 28, 2001) are primarily included in either  Fannie Mae MBS or Freddie Mac  participation  certificates  ("PCs").  Such  servicing is done on a  non-recourse basis,  whereby credit losses are generally  borne by Fannie Mae or Freddie Mac and not the Company.  The government  loans serviced by the Company are included in either Ginnie Mae MBS,  Fannie Mae MBS, or Freddie Mac PCs. The  government  loans are either insured against  loss by the  Federal  Housing  Administration  (16% of the  servicing  portfolio  as of  February  28,  2001) or  partially guaranteed  against  loss by the  Department  of Veterans  Affairs (6% of the  servicing  portfolio  as of February  28,  2001).  In addition,  non-conforming  mortgage  loans (22% of the  servicing  portfolio  as of February  28,  2001) are  primarily  included in
"private label" MBS and serviced on a non-recourse basis.

    Properties securing the mortgage loans in the Company's servicing portfolio are geographically  dispersed  throughout the United
States. As of February 28, 2001,  approximately  27%, 6% and 5% of the mortgage loans (measured by unpaid principal  balance) in the
Company's  servicing  portfolio are secured by properties  located in  California,  Texas and Florida  respectively.  No other state contains more than 5% of the properties securing mortgage loans.

NOTE L - COMMITMENTS AND CONTINGENCIES (Continued)

    Generally,  the Company is not exposed to credit risk.  Because the Company services  substantially all conventional  loans on a non-recourse  basis,  credit losses are normally  borne by the investor or insurer and not the Company.  The Company  retains credit risk on the home equity and sub-prime  loans it  securitizes,  through  retention of a subordinated  interest or through a corporate guarantee of losses up to negotiated  maximum  amount.  As of February 28, 2001, the Company had  investments  in such  subordinated interests  amounting to $763.6 million and had reserves  amounting to $56.3 million related to the corporate  guarantees.  While the
Company  generally does not retain credit risk with respect to the conventional  prime credit quality first mortgage loans it sells, it does have potential  liability  under  representations  and warranties made to purchasers and insurers of the loans. In the event of a breach of the  representations  and  warranties,  the Company may be required to repurchase a mortgage loan and any  subsequent loss on the mortgage loan may be borne by the Company.  Similarly,  government  loans  serviced by the Company (22% of the Company's servicing portfolio as of
February 28, 2001) are insured by the Federal  Housing  Administration  or partially  guaranteed  against loss by the  Department of
Veterans  Affairs.  The Company is exposed to credit losses to the extent that the partial  guarantee  provided by the Department of
Veterans Affairs is inadequate to cover the total credit losses incurred.

NOTE M - EMPLOYEE BENEFITS

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

----------------------------------------------------------------------------------------------------------------
                                                                   Year ended February 28(29),
                                                          ------------------------------------------------------
                                                                2001              2000              1999
----- ------------------------------------------------- -- -------------- -- -------------- -- -------------- --
      Number of Shares:
        Outstanding options at beginning of year             14,059,515        11,497,044        11,151,799
          Options granted                                     2,631,140         3,643,111         1,648,647
          Options exercised                                  (2,797,939)         (602,021)       (1,239,662)
          Options expired or cancelled                         (460,069)         (478,619)          (63,740)
                                                           --------------    --------------    --------------
        Outstanding options at end of year                   13,432,647        14,059,515        11,497,044
                                                           ==============    ==============    ==============

      Weighted Average Exercise Price:
        Outstanding options at beginning of year                 $27.44            $24.81            $20.57
          Options granted                                         26.60             35.27             46.71
          Options exercised                                       22.06             13.45             15.90
          Options expired or canceled                             33.05             37.64             25.11
                                                           --------------    --------------
                                                                                               --------------
        Outstanding options at end of year                       $28.24            $27.44            $24.81

      Options exercisable at end of year                      7,457,090         8,299,892         6,514,039

      Options available for future grant                      5,919,027         2,673,480         5,840,713

----- ------------------------------------------------- -- -------------- -- -------------- -- -------------- --

NOTE M - EMPLOYEE BENEFITS (Continued)

    Status of the outstanding stock options under the Plans as of February 28, 2001 was as follows:

----------------------------------------------------------------------------------------------------------------

                                              Outstanding Options                      Exercisable Options
                           ---------------------------------------------------   -------------------------------
                             Weighted
                               Average                          Weighted                            Weighted
                              Remaining                           Average                            Average
            Exercise         Contractual                          Exercise                          Exercise
         Price Range             Life           Number             Price            Number            Price
      -------------------   ---------------   --------------    -------------    -------------    --------------
        $2.80 - $15.90           2.2 years         636,459         $14.66            636,459         $14.66
       $15.91 - $21.20           3.2             1,556,501          17.45          1,556,501          17.46
       $21.21 - $26.50           4.7             5,205,745          23.56          3,048,653          23.04
       $26.51 - $31.80           5.3             2,478,545          27.52            814,019          27.08
       $31.81 - $42.40           3.5             2,134,194          40.07            651,032          40.94
       $42.41 - $53.00           7.0             1,421,203          46.75            750,426          46.75
      -------------------   ---------------   --------------    -------------    -------------    --------------
        $2.80 - $53.00           4.6 years      13,432,647         $28.24          7,457,090         $25.55
      ===================   ===============   ==============    =============    =============    ==============

----- ------------------- - --------------- - -------------- -- ------------- -- ------------- -- --------------

    Had the estimated fair value of the options granted during the period been included in compensation  expense,  the Company's net earnings and earnings per share would have been as follows:

------------------------------------------- ----------------------------------------------------
(Dollar amounts in thousands,                           Year ended February 28(29),
                                            ----------------------------------------------------
 except  per share data)                          2001             2000              1999
------------------------------------------- ----------------- ---------------- -----------------
Net Earnings
     As reported                                $374,153         $410,243          $385,401
     Pro forma                                  $346,026         $379,632          $366,118

Basic Earnings Per Share
     As reported                                 $3.26             $3.63            $3.46
     Pro forma                                   $3.01             $3.36            $3.29

Diluted Earnings Per Share
     As reported                                 $3.14             $3.52            $3.29
     Pro forma                                   $2.91             $3.25            $3.13

------------------------------------------- ----------------- ---------------- -----------------

    The fair value of each option  grant is  estimated on the date of grant using the  Black-Scholes  option-pricing  model that has been  modified to consider cash  dividends to be paid.  The following  weighted-average  assumptions  were used for grants in Fiscal
2001, 2000 and 1999,  respectively:  dividend yield of 1.57%,  1.29% and 0.72%;  expected  volatility of 38%, 34% and 40%; risk-free interest  rates of 6.4%,  6.0% and 5.5% and expected  lives of five years for options  granted in all three years.  The average fair value of options granted during Fiscal 2001, 2000 and 1999 was $10.69, $13.66 and $19.20, respectively.

Pension Plan

    The Company has a defined benefit pension plan (the "Plan") covering  substantially  all of its employees.  The Company's policy is to contribute the amount  actuarially  determined to be necessary to pay the benefits under the Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA.

NOTE M - EMPLOYEE BENEFITS (Continued)

    The following table sets forth the Plan's funded status and amounts recognized in the Company's financial statements.

  ---- ----------------------------------------- ---- ------------------------------------------------------ ---
                                                                             Year ended February 28(29),
  ---- ----------------------------------------- ---- ------------------------------------------------------ ---
                                                                           -- ------------- --- ------------
       (Dollar amounts in thousands)                                              2001              2000
  ---- ------------------------------------------------------------------- -- ------------- --- ------------ ---
       Change in benefit obligation
           Benefit obligation at beginning of year                               $32,593           $29,777
           Service cost                                                            6,284             5,535
           Interest cost                                                           2,615             2,204
           Transfer of plan assets                                                     -              (453)
           Actuarial loss (gain)                                                     386               (41)
           Benefits paid                                                            (367)             (401)
           Change in discount rate                                                 4,690            (4,028)
                                                                              -------------     ------------
           Benefit obligation at end of year                                     $46,201           $32,593
                                                                              =============     ============

       Change in plan assets
           Fair value of plan assets at beginning of year                        $30,877           $22,775
           Actual return on plan assets                                           (4,189)            3,110
           Employer contribution                                                   8,318             5,846
           Transfer of plan assets                                                     -              (453)
           Benefits paid                                                            (368)             (401)
                                                                              -------------     ------------
           Fair value of plan assets at end of year                              $34,638           $30,877
                                                                              =============     ============

       Funded status at end of year                                             ($11,562)          ($1,716)
       Unrecognized net actuarial loss (gain)                                      7,146            (4,977)
       Unrecognized prior service cost                                               824               924
       Unrecognized transaction asset                                                (71)             (142)
                                                                              -------------     ------------
       Net amount recognized                                                     ($3,663)          ($5,911)
                                                                              =============     ============

  ---- ------------------------------------------------------------------- -- ------------- --- ------------ ---

    The following table sets forth the components of net periodic benefit cost for 2001 and 2000.

  --------------------------------------------------------------------------------------------------------------
                                                                              Year ended February 28(29),
  --------------------------------------------------------------------------------------------------------------
      (Dollar amounts in thousands)                                               2001               2000
  --- ------------------------------------------------- -- -------------- -- --------------- -- ------------- --
      Service cost                                                               $6,284             $5,535
      Interest cost                                                               2,615              2,204
      Expected return on plan assets                                             (2,768)            (2,051)
      Amortization of prior service cost                                             99                 99
      Amortization of unrecognized transition asset                                 (71)               (70)
      Recognized net actuarial gain                                                 (89)                 -
                                                                             ---------------    -------------
          Net periodic benefit cost                                              $6,070             $5,717
                                                                             ===============    =============

  --- ------------------------------------------------- -- -------------- -- --------------- -- ------------- --

    The weighted-average assumptions used in calculating the amounts above were:

  ---- ----------------------------------------- ---- ------------------------------------------------------ ---
                                                                             Year ended February 28(29),
  ---- ----------------------------------------- ---- ------------------------------------------------------ ---
                                                                           -- ------------- --- ------------
                                                                                  2001              2000
  ---- ------------------------------------------------------------------- -- ------------- --- ------------ ---
       Discount rate                                                              7.50%             8.00%
       Expected return on plan assets                                             8.00%             8.00%
       Rate of compensation increase                                              4.00%             4.00%

  ---- ------------------------------------------------------------------- -- ------------- --- ------------ ---

NOTE M - EMPLOYEE BENEFITS (Continued)

    Pension expense for the years ended February 28(29), 2001, 2000 and 1999 was $6.1 million, $5.7 million and
$4.9 million,  respectively.  The Company makes  contributions to the Plan in amounts that are deductible in accordance with federal income tax regulations.

Defined Contribution Plan

    The Company has a defined  contribution  plan  covering  all  full-time  employees  of the Company who have at least one year of service and are age 21 or older.  Participants  may  contribute  up to 16 percent of pretax annual  compensation,  as defined in the plan agreement.  Participants may also contribute, at the discretion of the plan administrator,  amounts representing  distributions from other qualified  defined benefit or contribution  plans. The Company makes a discretionary  matching  contribution  equal to 50 percent of the participant  contributions up to a maximum of six percent of the participants' base  compensation,  as defined in the plan agreement.  The defined contribution plan is subject to the provisions of ERISA.

NOTE N - SHAREHOLDERS' EQUITY

    In January,  2000, the Company entered into a three year equity put option agreement with National  Indemnity Company ("National
Indemnity"),  a property casualty insurance company which is a subsidiary of Berkshire  Hathaway,  Inc. The purpose of the agreement is to provide up to $100 million of additional  capital and surplus in the event that property and casualty  insurance  companies of
Balboa Life Insurance Company and Balboa Insurance Company  (collectively  "Balboa") incur a certain level of catastrophic  property and casualty losses.

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

    A catastrophic event that would trigger the option is one which results in Balboa sustaining losses in excess of
$97 million, net of reinsurance  recoverable,  or the occurrence in any calendar year of multiple  catastrophic events which results in  Balboa  sustaining  losses  in excess of $194  million,  net of  reinsurance  recoverable.  In  addition,  for the  option to be triggered  the  consolidated  net loss ratio of the Balboa  property  and  casualty  operations  must exceed 60% for the  applicable calendar year and Balboa property and casualty operations must have a net loss for such year.

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

NOTE N - SHAREHOLDERS' EQUITY (Continued)

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

NOTE O - RELATED PARTY TRANSACTIONS

    In July 1997, the Company sold the assets,  operations and employees of Countrywide  Asset Management  Corporation  ("CAMC"),  a
then wholly-owned  subsidiary of the Company, to IndyMac Mortgage Holdings,  Inc. (formerly INMC Mortgage Holdings,  Inc.) ("INMC").
CAMC was formerly the manager of INMC. As consideration, the Company received 3,440,800 newly issued common shares of INMC.

    Subsequent to the sale,  the Company  entered into an agreement with INMC whereby the Company and certain  affiliates  agreed to provide certain services to INMC during a transition period. During the year ended
February 28, 2001, no such services were provided.  During the year ended February 29, 2000, CHL received
$3.9  million  from INMC  related to services  provided  in  accordance  with the  agreement.  Additionally,  during the years ended
February 28(29), 2001 and 2000 the Company received $ 2.1 million and $4.1 million, respectively, of net sublease income from INMC.

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

    In August 2000,  the Company  sold the  remaining  3.6 million  shares of INMC stock back to INMC at a price of $18.70 per share which resulted in a $4.9 million pre-tax gain.

    During the year ended February 28, 2001, CHL sub-serviced  mortgage loans issued by INMC, for which CHL received $2.0 million in sub-servicing fees.

NOTE O - RELATED PARTY TRANSACTIONS (Continued)

    During the years ended February  28(29),  2001 and 2000,  the Company's  broker-dealer  subsidiary  purchased  $3,275.4  million and $872.6 million of MBS from INMC, respectively, and sold $1,504.6 million and $100.0 million of MBS to INMC, respectively.

NOTE P - SEGMENTS AND RELATED INFORMATION

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

    The Processing and Technology Segment activities include internal sub-servicing of the Company's portfolio,  as well as mortgage subservicing and subprocessing for other domestic  financial  institutions and foreign financial  institutions  (through Global Home
Loans,  Limited).  The Capital  Markets Segment  purchases  mortgage loans through the  Correspondent  Lending  Division,  acts as a broker/dealer  specializing in mortgages and mortgage-related  securities through Countrywide Securities Corporation ("CSC"), and as an agent,  facilitates the purchase and sale of bulk servicing rights through  Countrywide  Servicing  Exchange,  Inc. ("CSE").  The
B2B  Insurance  Segment  includes  the  activities  of Balboa Life  Insurance  Company and Balboa  Insurance  Company  (collectively
"Balboa"),  an insurance carrier that offers property and casualty insurance (specializing in creditor-placed  insurance),  and life and disability  insurance,  along with Second Charter,  Inc., a mortgage reinsurance  company.  Included in the tables below labeled
"Other" is the holding  company  activities  and certain  reclassifications  to conform  management  reporting  to the  consolidated financial statements.

NOTE P - SEGMENT AND RELATED INFORMATION (Continued)

-------------------------------------------------------------------------------------------------------------------------------------

                                                For the fiscal year ended February 28, 2001
                              Consumer Businesses                      Institutional Businesses
                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------
                               Mortgage-Related                    Processing
                     Mortgage  InvestmentsB2C                      and        Capital   B2B
(Dollars in thousandOriginations          Insurance    Total       Technology  Markets  Insurance   Total        Other      Total
------------------- ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- ------------

External revenues    $954,249   $434,976   $37,650  $1,426,875     $  58,821  $263,214  $304,606  $626,641        $2,805 $2,056,321
Intersegment revenues       -   (261,086)         -  (261,086)      261,086           -       -    261,086             -         -
                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- ------------
    Total revenues   $954,249   $173,890   $37,650  $1,165,789     $319,907   $263,214  $304,606  $887,727        $2,805 $2,056,321
                    ========== ========== ========= ===========    ========== ========= ========= ==========    ======== ============

Segment earnings
   (pre-tax)         $190,411   $166,944    $4,158   $361,513       $62,540    $94,373  $69,874   $226,787       ($2,265) $586,035

Segment assets      $2,165,901 $10,990,807 $76,662  $13,233,370    $171,074   $8,455,834$934,758  $9,561,666    $160,471 $22,955,507

------------------- ---------- ---------- --------- ----------- -- ---------- --------- --------- ---------- -- -------- ------------

-------------------------------------------------------------------------------------------------------------------------------------

                                                For the fiscal year ended February 29, 2000
                              Consumer Businesses                      Institutional Businesses
                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------
                               Mortgage-Related                    Processing
                     Mortgage  InvestmentsB2C                      and        Capital   B2B
(Dollars in thousandOriginations          Insurance    Total       Technology  Markets  Insurance   Total        Other      Total
------------------- ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- ------------

External revenues    $985,411  $470,914    $32,955  $1,489,280      $48,614   $233,941  $82,742   $365,297       $16,296 $1,870,873
Intersegment revenues       -  (205,212)         -   (205,212)      205,212          -        -    205,212             -         -
                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- ------------
    Total revenues   $985,411  $265,702    $32,955  $1,284,068     $253,826   $233,941  $82,742   $570,509       $16,296 $1,870,873
                    ========== ========== ========= ===========    ========== ========= ========= ==========    ======== ============

Segment earnings
   (pre-tax)         $218,121  $250,296     $6,041   $474,458       $35,924    $87,028  $31,759   $154,711        $2,029  $631,198

Segment assets      $1,981,795 $8,764,810  $47,436  $10,794,041    $151,075   $3,846,676$832,505  $4,830,256    $198,031 $15,822,328

------------------- ---------- ---------- --------- ----------- -- ---------- --------- --------- ---------- -- -------- ------------

-------------------------------------------------------------------------------------------------------------------------------------

                                                For the fiscal year ended February 28, 1999
                              Consumer Businesses                      Institutional Businesses
                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------
                               Mortgage-Related                    Processing
                     Mortgage  InvestmentsB2C                      and        Capital   B2B
(Dollars in thousandOriginations          Insurance    Total       Technology  Markets  Insurance   Total        Other      Total
------------------- ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- ------------

External revenues   $1,324,374 $160,529    $22,784  $1,507,687     $ 49,165   $212,927  $13,244   $275,336       $21,365 $1,804,388
Intersegment revenues      -   (163,250)         -   (163,250)     163,250          -         -    163,250             -         -
                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- ------------
    Total revenues  $1,324,374 ($          $22,784  $1,344,437     $212,415   $212,927  $13,244   $438,586       $21,365 $1,804,388
                                  2,721)
                    ========== ========== ========= ===========    ========== ========= ========= ==========    ======== ============

Segment earnings
   (pre-tax)         $517,827  ($26,319)    $3,325   $494,833      $33,367     $90,140  $13,084   $136,591          $381  $631,805

Segment assets      $4,474,571 $6,532,760  $23,200  $11,030,531    $106,280   $4,356,474$27,862   $4,490,616    $127,109 $15,648,256

------------------- ---------- ---------- --------- ----------- -- ---------- --------- --------- ---------- -- -------- ------------

NOTE Q - SUBSEQUENT EVENTS

    On March 23, 2001,  the Company  declared a cash  dividend of $0.10 per common share payable  April 30, 2001 to  shareholders  of record on April 11, 2001.

    On April 11, 2001, CHL renewed its one-year  revolving credit facility with a limit of $1.0 billion.  The new facility expires on
April 10, 2002.

NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly data was as follows.

  ---- ----------------------------------------- ---- ------------------------------------------------- --------
                                                                         Three months ended
   (Dollar amounts in thousands, except per share dataMay 31         August 31     November 30   February 28(29)
                                                  -------------- --------------- -------------- ----------------
  ----------------------------------------------- -------------- --------------- -------------- ----------------
  Year ended February 28, 2001
     Revenue                                         $474,566        $512,301       $520,620         $548,834
     Expenses                                         343,641         370,086        370,993          385,566
     Provision for income taxes                        47,466          51,180         54,214           59,022
     Net earnings                                     $83,459         $91,035        $95,413         $104,246
     Earnings per share(1)
        Basic                                           $0.73           $0.80          $0.83            $0.89
      Diluted                                           $0.72           $0.77          $0.80            $0.85

  Year ended February 29, 2000
     Revenue                                         $492,867        $491,074       $443,061         $443,871
     Expenses                                         323,393         316,479        278,321          321,482
     Provision for income taxes                        66,095          68,092         64,176           22,592
     Net earnings                                    $103,379        $106,503       $100,564          $99,797
     Earnings per share(1)
        Basic                                           $0.92           $0.94          $0.89            $0.88
        Diluted                                         $0.88           $0.91          $0.87            $0.87

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

NOTE S - SUMMARIZED FINANCIAL INFORMATION

    Summarized financial information for Countrywide Credit Industries, Inc. and subsidiaries was as follows:

------ ----------------------------------- ---------- ------------------------------------------------- -------------------------
                                                                         February 28, 2001

                                           ---------- ------------------------------------------------- -------------------------
                                            Countrywide      Countrywide
      (Dollar amounts in thousands)           Credit             Home            Other
                                            Industries,      Loans, Inc.      Subsidiaries     Eliminations     Consolidated
                                               Inc.
---------------------------------------------------------------------------------------------------------------------------------
  Balance Sheets:

  Mortgage loans and
  mortgage-backed          securities     $                  $  1,964,018    $                 $                $  1,964,018
  held for sale                                       -                                  -                -
  Mortgage servicing rights, net                      -         5,767,748                -                -        5,767,748
  Other assets                                4,343,853         9,155,120        8,336,417       (6,611,649)      15,223,741
                                          ----------------  ---------------  ---------------   --------------  ----------------
         Total assets                        $4,343,853       $16,886,886      $ 8,336,417      ($6,611,649)     $22,955,507
                                          ================  ===============  ===============   ==============  ================

  Company-obligated mandatorily
  redeemable capital trust pass-through
  securities                              $                 $                  $   500,000     $               $     500,000
                                                      -                 -                                  -

  Short- and long-term debt                     736,630        11,435,760        5,959,565       (3,187,934)      14,944,021
  Other liabilities                              47,959         3,068,888          835,658             (283)       3,952,222
  Equity                                      3,559,264         2,382,238        1,041,194       (3,423,432)       3,559,264
                                          ----------------  ---------------  ---------------   --------------  ----------------
         Total liabilities and equity        $4,343,853       $16,886,886       $8,336,417      ($6,611,649)     $22,955,507
                                          ================  ===============  ===============   ==============  ================

---------------------------------------------------------------------------------------------------------------------------------

------ ----------------------------------- ---------- ------------------------------------------------- -------------------------
                                                                    Year ended February 28, 2001

                                           ---------- ------------------------------------------------- -------------------------
                                            Countrywide      Countrywide
      (Dollar amounts in thousands)           Credit             Home            Other
                                            Industries,      Loans, Inc.      Subsidiaries     Eliminations     Consolidated
                                               Inc.
---------------------------------------------------------------------------------------------------------------------------------
  Statements of Earnings:

  Revenues                                  ($    9,649)       $1,273,529       $794,846           ($2,405)       $2,056,321
  Expenses                                        7,680           927,371        537,640            (2,405)        1,470,286
  Provision for income taxes                     (6,324)          126,344         91,862                 -           211,882
  Equity in net earnings of subsidiaries        385,158                 -                -        (385,158)                -
                                          ----------------  ---------------  ---------------   --------------  ----------------
         Net earnings                          $374,153       $   219,814       $165,344         ($385,158)      $   374,153
                                          ================  ===============  ===============   ==============  ================

---------------------------------------------------------------------------------------------------------------------------------

NOTE S - SUMMARIZED FINANCIAL INFORMATION (Continued)

------ ----------------------------------- ---------- ------------------------------------------------- -------------------------
                                                                         February 29, 2000

                                           ---------- ------------------------------------------------- -------------------------
                                            Countrywide      Countrywide
      (Dollar amounts in thousands)           Credit             Home            Other
                                            Industries,      Loans, Inc.      Subsidiaries     Eliminations     Consolidated
                                               Inc.
---------------------------------------------------------------------------------------------------------------------------------
  Balance Sheets:

  Mortgage loans and
  mortgage-backed          securities     $                  $  2,653,183    $                 $                $  2,653,183
  held for sale                                       -                                  -                -
  Mortgage servicing rights, net                      -         5,396,477                -                -        5,396,477
  Other assets                                3,717,770         5,240,247        2,866,833       (4,052,182)       7,772,668
                                          ----------------  ---------------  ---------------   --------------  ----------------
         Total assets                        $3,717,770       $13,289,907       $2,866,833      ($4,052,182)     $15,822,328
                                          ================  ===============  ===============   ==============  ================

  Company-obligated mandatorily
  redeemable capital trust pass-through
  securities                              $                 $                  $   500,000     $               $     500,000
                                                      -                 -                                  -

  Short- and long-term debt                     766,697         8,842,848        1,041,501         (868,421)       9,782,625
  Other liabilities                              63,194         2,014,214          614,750          (40,334)       2,651,824
  Equity                                      2,887,879         2,432,845          710,582      ($3,143,427)       2,887,879
                                          ----------------  ---------------  ---------------   --------------  ----------------
         Total liabilities and equity        $3,717,770       $13,289,907       $2,866,833      ($4,052,182)     $15,822,328
                                          ================  ===============  ===============   ==============  ================

---------------------------------------------------------------------------------------------------------------------------------

------ ----------------------------------- ---------- ------------------------------------------------- -------------------------
                                                                    Year ended February 29, 2000

                                           ---------- ------------------------------------------------- -------------------------
                                            Countrywide      Countrywide
      (Dollar amounts in thousands)           Credit             Home            Other
                                            Industries,      Loans, Inc.      Subsidiaries     Eliminations     Consolidated
                                               Inc.
---------------------------------------------------------------------------------------------------------------------------------
  Statements of Earnings:

  Revenues                                   $    1,445        $1,409,832       $460,129       ($       533)      $1,870,873
  Expenses                                        3,614           923,419        313,175              (533)        1,239,675
  Provision for income taxes                       (127)          168,729         52,353                 -           220,955
  Equity in net earnings of subsidiaries        412,285                 -              -          (412,285)                -
                                          ----------------  ---------------  ---------------   --------------  ----------------
         Net earnings                          $410,243       $   317,684      $  94,601         ($412,285)       $  410,243
                                          ================  ===============  ===============   ==============  ================

---------------------------------------------------------------------------------------------------------------------------------

NOTE T - Business Acquisitions

    On November 30, 1999,  the Company  acquired all of the  outstanding  common stock of Balboa Life  Insurance  Company and Balboa
Insurance Company  (collectively  "Balboa") for a cash price of $441 million. The purchase price is subject to adjustment based upon completion of a post-closing audit.

    Balboa is a leading writer of credit-related  insurance,  specializing in creditor-placed auto and homeowner  insurance.  Balboa is licensed to underwrite in all 50 states.

    The  acquisition  of Balboa was accounted for using the purchase  method of accounting.  Accordingly,  a portion of the purchase price was  allocated  to  assets  acquired  and  liabilities  assumed  based on their  estimated  fair  market  value at the date of acquisition.  The fair value of identifiable  assets acquired and liabilities  assumed was $895 million,  respectively.  Goodwill of
$36 million is amortized over a period of 25 years.

    NOTE T - Business Acquisitions (continued)

    The results of operations for Balboa are included in the Company's consolidated results of operations from
December 1, 1999.  The following table sets forth certain unaudited consolidated earnings data for the years ended
February 29, 2000, and February 28, 1999, as if the acquisition of Balboa had been consummated March 1, 1998.

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

NOTE U - IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative  Instruments
and Hedging  Activities,  amended by Statement No. 137,  Deferral of the Effective  Date of FASB Statement No. 133 and Statement No.
138,  Accounting  for Certain  Derivative  Instruments  and Certain  Hedging  Activities,  an  amendment to FASB  Statement  No. 133
(collectively  "FAS 133"). FAS 133 requires  companies to record  derivatives on their balance sheets at fair value.  Changes in the fair  values  of those  derivatives  would be  reported  in  earnings  or other  comprehensive  income  depending  on the use of the derivative and whether it qualifies for hedge  accounting.  The key criterion for hedge accounting is that the hedging  relationship must be highly  effective in  achieving  offsetting  changes in fair value of assets or  liabilities  or cash flows from  forecasted transactions.  This  statement  was  effective  for the Company on March 1, 2001.  At the date of initial  application,  the Company recorded  certain  transition  adjustments as required by FAS 133. There was no impact on net income as a result of such  transition adjustments.  However,  such adjustments  resulted in the Company  reducing the carrying amount of derivative  assets by $94 million and  recognizing  $107 million of derivative  liabilities  on the balance  sheet.  Management  believes  that the Company's  hedging activities are highly  effective  over the long term.  However,  the  implementation  of FAS 133 could result in more  volatility in quarterly  reported  earnings  as a result of market  conditions  that  temporarily  impact the value of the  derivatives  while not reducing their long term hedge effect.

    In September  2000,  the FASB issued  Statement  No. 140 ("FAS 140"),  Accounting  for the  Transfers and Servicing of Financial
Assets and  Extinguishments  of Liabilities,  which replaces FAS 125 (of the same title).  FAS 140 revises certain  standards in the accounting for  securitizations  and other transfers of financial assets and collateral,  and requires some disclosures  relating to securitization  transactions  and  collateral,  but it carries over most of FAS 125's  provisions.  The  collateral  and  disclosure provisions of FAS 140 are effective for fiscal years ending after December 15, 2000.  The
February 28, 2001  financial  statements  include the  disclosures  required by FAS 140. The other  provisions of this Statement are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after
March 31, 2001.  Management does not expect that the adoption of this statement will have a material impact on the Company.

F-45
                                                                 -
                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                                      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                  COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                                            BALANCE SHEETS
                                                     (Dollar amounts in thousands)

                                                                                           February 28(29),
                                                                                       -------------- -- --------------
                                                                                           2001              2000
                                                                                       --------------    --------------
Assets

   Cash                                                                                $                 $
                                                                                                 -                 -
   Intercompany receivable                                                                 434,764           428,298
   Investments in other financial instruments                                              363,205                 -
   Investment in subsidiaries at equity in net assets                                    3,408,507         3,120,766
   Equipment and leasehold improvements                                                         38                55
   Other assets                                                                            137,339           168,651
                                                                                       --------------    --------------

              Total assets                                                              $4,343,853        $3,717,770
                                                                                       ==============    ==============

Liabilities and Shareholders' Equity

   Note payable                                                                        $   500,717       $
                                                                                                                   -
   Intercompany payable                                                                    235,913           766,697
   Accounts payable and accrued liabilities                                                 47,959            39,513
   Deferred income taxes                                                                         -            23,681
                                                                                                         --------------
                                                                                       --------------
              Total liabilities                                                            784,589           829,891

   Common shareholders' equity
     Common stock                                                                            5,887             5,673
     Additional paid-in capital                                                          1,307,679         1,171,238
     Accumulated other comprehensive loss                                                  173,249           (33,234)
     Retained earnings                                                                   2,072,449         1,744,202
                                                                                       --------------    --------------
              Total shareholders' equity                                                 3,559,264         2,887,879
                                                                                       --------------    --------------

              Total liabilities and shareholders' equity                                $4,343,853        $3,717,770
                                                                                       ==============    ==============

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                                                  COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                                        STATEMENTS OF EARNINGS
                                                     (Dollar amounts in thousands)

                                                                           Year ended February 28(29),
                                                                   -------------- -- -------------- -- --------------
                                                                       2001              2000              1999
                                                                   --------------    --------------    --------------

Revenue
   Interest earned                                                   $    1,308        $    1,281        $    1,261
   Interest charges                                                     (16,230)           (8,680)           (4,151)
                                                                   --------------    --------------    --------------
     Net interest income                                                (14,922)           (7,399)           (2,890)

   Gain on sale of subsidiary                                                 -             4,424                 -
   Dividend and other income                                              5,273             4,420             8,287
                                                                   --------------    --------------    --------------
                                                                         (9,649)            1,445             5,397

Expenses                                                                 (7,680)           (3,614)           (3,772)
                                                                   --------------    --------------    --------------
   Earnings (loss) before income tax (provision) benefit and
equity in net earnings of subsidiaries                                  (17,329)           (2,169)            1,625

   Income tax (provision) benefit                                         6,324               127              (634)
                                                                   --------------    --------------    --------------

   Earnings (loss) before equity in net earnings of subsidiaries        (11,005)           (2,042)              991
Equity in net earnings of subsidiaries                                  385,158           412,285           384,410
                                                                   --------------    --------------    --------------

     NET EARNINGS                                                      $374,153          $410,243          $385,401
                                                                   ==============    ==============    ==============

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                                                  COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                                       STATEMENTS OF CASH FLOWS
                                                      Increase (Decrease) in Cash
                                                     (Dollar amounts in thousands)

                                                                                    Year ended February 28(29),
                                                                            -------------- -- -------------- -- --------------
                                                                                2001              2000              1999
                                                                            --------------    --------------    --------------

Cash flows from operating activities:
   Net earnings                                                                $374,153          $410,243          $385,401
   Adjustments to reconcile net earnings to net cash
     provided (used) by operating activities:
       Earnings of subsidiaries                                                (385,158)         (412,285)         (384,410)
       Depreciation and amortization                                                 72                 5                28
       Increase in other financial instruments                                 (363,205)             -                 -
       Decrease (increase) in other receivables and other assets                168,367           (18,110)           (1,801)
       (Decrease) increase in accounts payable and accrued liabilities            8,446             8,610           (50,154)
       Gain on sale of subsidiary                                                  -                                   -
                                                                                              (4,424)
       Gain on sale of available-for-sale securities                             (4,948)             (433)             -
                                                                            --------------    --------------    --------------
         Net cash used by operating activities                                 (202,273)          (16,394)          (50,936)
                                                                            --------------    --------------    --------------

Cash flows from investing activities:
   Net change in intercompany receivables and payables                         (537,250)          216,316           267,809
   Net change in investments in subsidiaries                                     97,362          (204,038)         (273,735)
    Proceeds from sales of subsidiary                                              -               21,053              -
   Proceeds from available-for-sale securities                                   68,084            10,977              -
                                                                            --------------    --------------    --------------
         Net cash (used) provided by investing activities                      (371,804)           44,308            (5,926)
                                                                            --------------    --------------    --------------

Cash flows from financing activities:
   Increase in long term debt                                                   500,717              -                 -
   Issuance of common stock                                                     119,266            16,449            93,362
   Cash dividends paid                                                          (45,906)          (45,215)          (35,648)
                                                                            --------------    --------------    --------------
         Net cash provided (used) by financing activities                       574,077           (28,766)           57,714
                                                                            --------------    --------------    --------------

              Net change in cash                                                   -                 (852)              852
Cash at beginning of year                                                          -                    852            -
                                                                            --------------    --------------    --------------

Cash at end of year                                                           $                 $               $        852
                                                                            -                 -
                                                                            ==============    ==============    ==============

Supplemental cash flow information:
   Cash used to pay interest                                                 $    1,571       $     5,015       $          97
    Unrealized gain (loss) on available-for-sale securities,
        net of tax                                                          $206,483            $  (13,641)       $  (23,290)

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                                                  COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                                  STATEMENTS OF COMPREHENSIVE INCOME
                                                      Year Ended February 28(29),
                                                     (Dollar amounts in thousands)

                                                                   2001               2000              1999
                                                              ---------------  -----------------   ---------------

NET EARNINGS                                                      $374,153         $410,243            $385,401

Other comprehensive income, net of tax:
    Unrealized gains (losses) on available for sale
securities:
       Unrealized holding gains (losses) arising
       during the period, before tax                               381,587           (9,356)              18,556
     Income tax (expense) benefit                                 (138,876)           3,331               (7,237)
                                                              ---------------  -----------------   ---------------
     Unrealized holding gains (losses) arising
       during the period, net of tax                               242,711           (6,025)              11,319
       Less: reclassification adjustment for gains
included                                    in net earnings,       (56,965)         (12,332)             (56,801)
before tax
     Income tax expense                                             20,737            4,716               22,192
                                                              ---------------  -----------------   ---------------
     Reclassification adjustment for gains included
       in net earnings, net of tax                                 (36,228)          (7,616)             (34,609)
                                                              ---------------  -----------------   ---------------
Other comprehensive  income (loss)                                 206,483          (13,641)             (23,290)
                                                              ---------------  -----------------   ---------------
COMPREHENSIVE INCOME                                              $580,636         $396,602             $362,111
                                                              ===============  =================   ===============

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                  Three years ended February 28(29),
                                                     (Dollar amounts in thousands)

             Column A                  Column B                  Column C                  Column D          Column E
-----------------------------------  --------------  ---------------------------------  -----------------  --------------
                                                                 Additions
                                                     ---------------------------------
                                      Balance at       Charged to         Charged                             Balance
                                       beginning       costs and         to other                             at end
                                       of period        expenses       accounts (2)      Deductions (1)      of period
-----------------------------------  --------------  ---------------  ----------------  ------------------  -------------
Year ended February 28, 2001
   Allowance for losses                  $48,372         $8,406             $  -             $11,706            $45,072
Year ended February 29, 2000
   Allowance for losses                  $49,366        $17,143             $  -             $18,137            $48,372
Year ended February 28, 1999
   Allowance for losses                  $41,094        $30,556           $2,997             $25,281            $49,366

-----------------------------------
(1) Actual losses charged against reserve, net of recoveries and reclassification.
(2) Primarily represents loss indemnification proceeds received.

Exhibit List

       Exhibit
         No.                                            Description
      ----------    ------------------------------------------------------------------------------------

          4.16.3     Second  Supplemental  Trust  Deed  dated  23rd  day of  December,  1999,  further modifying  the  provisions  of a Trust  Deed dated 1st May,  1998 among CHL,  the
                     Company and Bankers Trustee Company Limited,  as Trustee for Euro Medium Notes of
                     CHL.

          4.16.4     Third Supplemental Trust Deed dated 12th day of January,  2001, further modifying the  provisions  of a Trust Deed dated 1st May,  1998 among CHL,  the Company and
                     Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL.

          10.8.4     Second  Amendment  to  Revolving  Credit  Agreement  dated  as of the 15th day of
                     April,  1999 by and among CHL, the Lenders under (as that term is defined in) the
                     Revolving  Credit  Agreement  dated as of September  24, 1997,  and Bankers Trust
                     Company as Credit Agent.

        10.8.7.1     Credit Agreement as of the 11th day of April,  2001, by and among CHL, Royal Bank of Canada, ABN AMRO Bank, N.V., Credit Lyonnais New York Branch,  Commerzbank AG,
                     New York Branch, and the Lenders Party thereto.

         10.22.6     2000 Stock Option Plan effective as of July 12, 2000.

           10.29     Form of Restricted Stock Award Agreement with non-employee  directors dated as of
                     June 1, 1999.

         10.29.1     Form of Amendment  Number One, dated September 20, 2000, to the Restricted  Stock
                     Award Agreement with non-employee directors dated as of June 1, 1999.

           10.30     Form of Restricted Stock Award Agreement with non-employee  directors dated as of
                     March 1, 2000.

         10.30.1     Form of Amendment  Number One, dated September 20, 2000, to the Restricted  Stock
                     Award Agreement with non-employee directors dated as of March 1, 2000.

           10.31     Form of Restricted Stock Award Agreement with non-employee  directors dated as of
                     March 1, 2001.

            12.1    Computation of the Ratio of Earnings to Fixed Charges.

              21    List of subsidiaries

              23    Consent of Grant Thornton LLP.

+Constitutes a management contract or compensatory plan or arrangement.

THIS SECOND SUPPLEMENTAL TRUST DEED is made the 23rd day of December, 1999 BETWEEN:

(1)      COUNTRYWIDE HOME LOANS, INC., a company incorporated with limited liability in the State of New York, whose principal office is at 4500 Park Granada, Calabasas, California 91302, United States of America (the "Issuer");

(2)      COUNTRYWIDE CREDIT INDUSTRIES, INC., a company incorporated with limited liability in the State of Delaware, whose principal office is at 4500 Park Granada aforesaid (the "Guarantor"); and

(3)      BANKERS TRUSTEE COMPANY LIMITED, a company incorporated with limited liability in England and Wales, whose registered office is at 1 Appold Street, Broadgate, London EC2A 2HE, England (the "Trustee", which expression shall, wherever the context so admits, include such company and all other persons or companies for the time being the trustee or trustees of these presents) as trustee for the Noteholders, the Receiptholders and the Couponholders.

WHEREAS:

(A)      This Second Supplemental Trust Deed is supplemental to:

         (i)      the Trust Deed dated 1st May, 1998 (hereinafter called the "Principal Trust Deed") made between the Issuer, the
                  Guarantor and the Trustee relating to the U.S.$2,000,000,000 Euro Medium Term Note Programme established by the
                  Issuer; and

         (ii)     the First Supplemental Trust Deed dated 16th December, 1998 (hereinafter called the "First Supplemental Trust Deed"
                  and, together with the Principal Trust Deed, the "Subsisting Trust Deeds") made between the Issuer, the Guarantor and the Trustee and modifying the provisions of the Principal Trust Deed.

(B)      On 16th December, 1998 the Issuer published modified and updated Listing Particulars relating to the Programme pursuant to which, inter alia, the amount of the Programme was increased from U.S.$2,000,000,000 to U.S.$4,000,000,000.

(C)      On 23rd December, 1999 the Issuer published modified and updated Listing Particulars relating to the Programme.

(D)      By virtue of Clause 19(B) of the Principal Trust Deed the Trustee may without the consent or sanction of the Noteholders, the Receiptholders or the Couponholders at any time and from time to time concur with the Issuer in making any modification to these presents which in the opinion of the Trustee is not materially prejudicial to the interests of the Noteholders.

(E)      The Issuer has requested the Trustee to concur in making modifications to the Principal Trust Deed to reflect the relevant modifications to the Listing Particulars referred to in Recital (C) above.

(F)      The Trustee, being of the opinion that the modifications referred to in Recital (E) above are not materially prejudicial to the interests of the Noteholders, has concurred with the Issuer in making such modifications and has agreed that notice of such modifications need not be given to the Noteholders.

NOW THIS SECOND SUPPLEMENTAL TRUST DEED WITNESSETH AND IT IS HEREBY DECLARED as follows:

1.       Subject as hereinafter provided and unless there is something in the subject matter or context inconsistent therewith, all words and expressions defined in the Principal Trust Deed (as previously modified) shall have the same meanings in this
         Second Supplemental Trust Deed.

2.       The provisions of the Principal Trust Deed are hereby further modified in relation only to all Notes issued on or after the date hereof other than any such Notes issued so as to be consolidated and form a single Series with any Notes issued prior to the date hereof as follows:

         (i)      by the deletion from the definition of "Dealers" in Clause 1(A) thereof of "Banque Lehman Brothers,";

         (ii)     by the deletion of "Indexed Interest Note", "Indexed Note" and "Indexed Redemption Amount Note" wherever they appear therein and the substitution therefor of "Index Linked Interest Note", "Index Linked Note" and "Index Linked
                  Redemption Note" respectively;

         (iii)    by the deletion from the definition of "London Business Day" in Clause 1(A) thereof of "5(c)" and the substitution therefor of "4(b)(v)";

         (iv)     by the deletion from Clause 1(B)(i) thereof of "Condition 6(e)" and the substitution therefor of "Condition 5(d)";

         (v)      by the deletion from Clause 1(D) thereof of "or, where relevant in the case of Notes denominated or payable in ECU, the chosen currency (as defined in Condition 5(c)) in which payments in respect of such Notes and/or Receipts and/or
                  Coupons are to be made, as the case may be"; and

         (vi)     by the deletion of the Terms and Conditions of the Notes set out in Schedule 1 thereto (as previously substituted)
                  and the substitution therefor of the Terms and Conditions of the Notes set out in the Schedule hereto.

4.       The Subsisting Trust Deeds and this Second Supplemental Trust Deed shall henceforth be read and construed together as one
         Trust Deed.

5.       A memorandum of this Second Supplemental Trust Deed shall be endorsed by the Trustee on the original of the Principal Trust
         Deed and by the Issuer on the duplicate of the Principal Trust Deed.

6.       This Second Supplemental Trust Deed may be executed in any number of counterparts, all of which, taken together, shall constitute one and the same Second Supplemental Trust Deed and any party may enter into this Second Supplemental Trust Deed by executing a counterpart.

IN WITNESS whereof this Second Supplemental Trust Deed has been executed as a deed by the Issuer, the Guarantor and the Trustee and delivered on the date first stated on Page 1 above.

                                                             THE SCHEDULE

                                                   TERMS AND CONDITIONS OF THE NOTES
EXECUTED as a deed by                                )
COUNTRYWIDE HOME LOANS, INC.                         )
acting by KEITH MCLAUGHLIN                           )        KEITH MCLAUGHLIN
acting under the authority of that                   )
company in the presence of:                          )

Witness's Signature:       GLENDA J. DANIEL

Name:                      GLENDA J. DANIEL

Address:                   4500 Park Granada
                           Calabasas, CA 91302
Occupation:                Assistant Vice-President

EXECUTED as a deed by                                )
COUNTRYWIDE CREDIT INDUSTRIES,                       )
INC. acting by KEITH MCLAUGHLIN                      )        KEITH MCLAUGHLIN
acting under the authority of that                   )
company in the presence of:                          )

Witness's Signature:       GLENDA J. DANIEL

Name:                      GLENDA J. DANIEL

Address:                   4500 Park Granada
                           Calabasas, CA 91302
Occupation:                Assistant Vice-President

THE COMMON SEAL of BANKERS                           )
TRUSTEE COMPANY LIMITED                              )                 SEAL
was affixed to this deed in                          )
the presence of:                                     )

                                    C. STRAKOSCH
                                    Director

                                    R. STUMBLES
                                    Associate Director

ICM:394383

                                                                             DATED 23RD DECEMBER, 1999
                                                                             -------------------------

                                                                           COUNTRYWIDE HOME LOANS, INC.

                                                                                      - and -

                                                                        COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                                                                      - and -

                                                                          BANKERS TRUSTEE COMPANY LIMITED

---------------------------------------------------------------------------------------------------------------------------------------

                                                                          SECOND SUPPLEMENTAL TRUST DEED

                                                                       further modifying the provisions of a
                                                                          Trust Deed dated 1st May, 1998
                                                                                   relating to a
                                                                                U.S.$2,000,000,000
                                                                             (now U.S.$4,000,000,000)
                                                                          Euro Medium Term Note Programme
---------------------------------------------------------------------------------------------------------------------------------------

                                                                        For Bankers Trustee Company Limited
                                                                                as to English law:

                                                                                   ALLEN & OVERY
                                                                                  One New Change
                                                                                  London EC4M 9QQ

                                                                                     CONFORMED COPY

                                                       DATED 23RD DECEMBER, 1999
                                                       -------------------------

                                                     COUNTRYWIDE HOME LOANS, INC.

                                                                - and -

                                                  COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                                                - and -

                                                    BANKERS TRUSTEE COMPANY LIMITED

                                                ---------------------------------------

                                                    SECOND SUPPLEMENTAL TRUST DEED

                                                 further modifying the provisions of a
                                                    Trust Deed dated 1st May, 1998
                                                             relating to a
                                                          U.S.$2,000,000,000
                                                       (now U.S.$4,000,000,000)
                                                    Euro Medium Term Note Programme
                                                ---------------------------------------

                                        For Bankers Trustee Company Limited as to English law:

                                                             ALLEN& OVERY
                                                            One New Change
                                                            London EC4M 9QQ

THIS THIRD SUPPLEMENTAL TRUST DEED is made the 12th day of January, 2001  BETWEEN:

(1)      COUNTRYWIDE HOME LOANS, INC., a company incorporated with limited liability in the State of New York, whose principal office is at 4500 Park Granada, Calabasas, California 91302, United States of America (the "Issuer");

(2)      COUNTRYWIDE CREDIT INDUSTRIES, INC., a company incorporated with limited liability in the State of Delaware, whose principal office is at 4500 Park Granada aforesaid (the "Guarantor"); and

(3)      BANKERS TRUSTEE COMPANY LIMITED, a company incorporated with limited liability in England and Wales, whose registered office is at Winchester House, 1 Great Winchester Street, London EC2N 2DB, England (the "Trustee", which expression shall, wherever the context so admits, include such company and all other persons or companies for the time being the trustee or trustees of these presents) as trustee for the Noteholders, the Receiptholders and the Couponholders.

WHEREAS:

(A)      This Third Supplemental Trust Deed is supplemental to:

         (i)      the Trust Deed dated 1st May, 1998 (hereinafter called the "Principal Trust Deed") made between the Issuer, the
                  Guarantor and the Trustee relating to the U.S.$2,000,000,000 Euro Medium Term Note Programme established by the
                  Issuer;

         (ii)     the First Supplemental Trust Deed dated 16th December, 1998 (hereinafter called the "First Supplemental Trust Deed")
                  made between the Issuer, the Guarantor and the Trustee and modifying the provisions of the Principal Trust Deed; and

         (iii)    the Second Supplemental Trust Deed dated 23rd December, 1999 (hereinafter called the "Second Supplemental Trust
                  Deed" and, together with the Principal Trust Deed and the First Supplemental Trust Deed, the "Subsisting Trust
                  Deeds") made between the Issuer, the Guarantor and the Trustee and further modifying the provisions of the Principal
                  Trust Deed.

(B)      On 16th December, 1998 the Issuer published a modified and updated Offering Circular relating to the Programme pursuant to which, inter alia, the amount of the Programme was increased from U.S.$2,000,000,000 to U.S.$4,000,000,000.

(C)      On 12th January, 2001 the Issuer published a modified and updated Offering Circular relating to the Programme pursuant to which, inter alia, the amount of the Programme was increased from U.S.$4,000,000,000 to U.S.$5,000,000,000.

(D)      By virtue of Clause 19(B) of the Principal Trust Deed the Trustee may without the consent or sanction of the Noteholders, the Receiptholders or the Couponholders at any time and from time to time concur with the Issuer in making any modification to these presents which in the opinion of the Trustee is not materially prejudicial to the interests of the Noteholders.

(E)      The Issuer has requested the Trustee to concur in making modifications to the Principal Trust Deed to reflect the relevant modifications to the Offering Circular referred to in Recital (C) above.

(F)      The Trustee, being of the opinion that the modifications referred to in Recital (E) above are not materially prejudicial to the interests of the Noteholders, has concurred with the Issuer in making such modifications and has agreed that notice of such modifications need not be given to the Noteholders.

NOW THIS THIRD SUPPLEMENTAL TRUST DEED WITNESSETH AND IT IS HEREBY DECLARED as follows:

1.       Subject as hereinafter provided and unless there is something in the subject matter or context inconsistent therewith, all words and expressions defined in the Principal Trust Deed (as previously modified) shall have the same meanings in this
         Third Supplemental Trust Deed.

2.       (A)      The provisions of the Principal Trust Deed (as previously modified) are hereby further modified as follows:

                  (i)      by the deletion therefrom of all references to "U.S.$4,000,000,000" and the substitution therefor of references to "U.S.$5,000,000,000";

                  (ii)     by the deletion from the definition of "Agent" in Clause 1(A) thereof of the words "Bankers Trust Company at its office at 1 Appold Street, London EC2N 2HE" and the substitution therefor of "Deutsche Bank AG, a corporation domiciled in Frankfurt am Main, Germany, operating in the United Kingdom under branch number
                           HR000005, acting through its London branch at Winchester House, 1 Great Winchester Street, London EC2N 2DB
                           and hereinafter referred to as "Deutsche Bank AG London"";

                  (iii)    by the deletion of the definition of "Cedelbank" in Clause 1(A) thereof and the substitution therefor of
                           ""Clearstream, Luxembourg" means Clearstream Banking, societe anonyme";

                  (iv)     by the deletion of the word "Cedelbank" wherever it appears therein and the substitution therefor of the words "Clearstream, Luxembourg";

                  (v)      by the deletion from the definition of "Euroclear" in clause 1(A) thereof of the words "Morgan Guaranty
                           Trust Company of New York, Brussels office" and the substitution therefor of "Euroclear Bank S.A./N.V. as operator of the Euroclear System";

                  (vi)     by the deletion of the words "Bankers Trust Company" wherever they appear therein and the substitution therefor of the words "Deutsche Bank AG London";

                  (vii)    by the deletion from Clause 25 thereof of the Trustee's address and the substitution therefor of
                           "Winchester House, 1 Great Winchester Street, London EC2N 2DB"; and

                  (viii)   by the deletion from Clause 25 thereof of the Trustee's facsimile number and the substitution therefor of
                           "020 7547 6149".

         (B)      The provisions of the Principal Trust Deed are hereby further modified in relation only to all Notes issued on or after the date hereof other than any such Notes issued so as to be consolidated and form a single Series with any
                  Notes issued prior to the date hereof as follows:

                  (i)      by the deletion from the definition of "Dealers" in Clause 1(A) thereof of "Paribas" and the substitution therefor of "BNP Paribas";

                  (ii)     by the insertion of the following clause immediately after Clause 28 thereof:

                           "29.     CONTRACTS (RIGHTS OF THIRD PARTIES) ACT 1999

                                    A person which is not a party to this Trust Deed or any trust deed supplemental hereto has no right under the Contracts (Rights of Third Parties) Act 1999 to enforce any term of this Trust
                                    Deed or any trust deed supplemental hereto, but this does not affect any right or remedy of a third party which exists or is available apart from that Act.";

                  (iii)    by the deletion therefrom of all references to UBS AG at its address at Bahnhofstrasse 45, CH-8098 Zurich;

                  (iv)     by the deletion of the Terms and Conditions of the Notes set out in the First Schedule thereto (as previously substituted) and the substitution therefor of the Terms and Conditions of the Notes set out in the First Schedule hereto; and

                  (v)      by the deletion of the forms of Temporary Global Note and Permanent Global Note set out in Parts I and II
                           respectively of the Second Schedule thereto and the substitution therefor of the forms of Temporary Global
                           Note and Permanent Global Note set out in Parts I and II respectively of the Second Schedule hereto.

3.       The Subsisting Trust Deeds and this Third Supplemental Trust Deed shall henceforth be read and construed together as one
         Trust Deed.

4.       A memorandum of this Third Supplemental Trust Deed shall be endorsed by the Trustee on the original of the Principal Trust
         Deed and by the Issuer on the duplicate of the Principal Trust Deed.

5.       This Third Supplemental Trust Deed may be executed in any number of counterparts, all of which, taken together, shall constitute one and the same Third Supplemental Trust Deed and any party may enter into this Third Supplemental Trust Deed by executing a counterpart.

IN WITNESS whereof this Third Supplemental Trust Deed has been executed as a deed by the Issuer, the Guarantor and the Trustee and delivered on the date first stated on Page 1 above.

                                                          THE FIRST SCHEDULE

                                                   TERMS AND CONDITIONS OF THE NOTES

                                                                 AGENT

                                                        Deutsche Bank AG London
                                                           Winchester House
                                                       1 Great Winchester Street
                                                            London EC2N 2DB

                                                             PAYING AGENT

                                            Deutsche Bank Luxembourg S.A.
                                             2 boulevard Konrad Adenauer
                                                  L-1115 Luxembourg

                                                          THE SECOND SCHEDULE

                                                                PART I

                                                     FORM OF TEMPORARY GLOBAL NOTE

[ANY UNITED STATES PERSON (AS DEFINED IN THE INTERNAL REVENUE CODE OF THE UNITED STATES) WHO HOLDS THIS OBLIGATION WILL BE SUBJECT TO
LIMITATIONS UNDER THE UNITED STATES INCOME TAX LAWS, INCLUDING THE LIMITATIONS PROVIDED IN SECTIONS 165(j) AND 1287(a) OF THE
INTERNAL REVENUE CODE.]1

[BY ACCEPTING THIS OBLIGATION, THE HOLDER REPRESENTS AND WARRANTS THAT IT IS NOT A UNITED STATES PERSON (OTHER THAN AN EXEMPT
RECIPIENT DESCRIBED IN SECTION 6049(b)(4) OF THE INTERNAL REVENUE CODE OF THE UNITED STATES AND THE REGULATIONS THEREUNDER) AND THAT
IT IS NOT ACTING FOR OR ON BEHALF OF A UNITED STATES PERSON (OTHER THAN AN EXEMPT RECIPIENT DESCRIBED IN SECTION 6049(b)(4) OF THE
INTERNAL REVENUE CODE AND THE REGULATIONS THEREUNDER).]2

[THIS NOTE CONSTITUTES [COMMERCIAL PAPER/[A SHORTER/LONGER] TERM DEBT SECURITY]3 ISSUED IN ACCORDANCE WITH REGULATIONS MADE UNDER
SECTION 4 OF THE BANKING ACT 1987.  THE ISSUER OF THIS NOTE IS NOT AN AUTHORISED INSTITUTION OR A EUROPEAN AUTHORISED INSTITUTION (AS
SUCH TERMS ARE DEFINED IN THE BANKING ACT 1987 (EXEMPT TRANSACTIONS) REGULATIONS 1997).  REPAYMENT OF THE PRINCIPAL AND PAYMENT OF
ANY INTEREST OR PREMIUM IN CONNECTION WITH THIS NOTE HAS BEEN GUARANTEED BY COUNTRYWIDE CREDIT INDUSTRIES, INC. WHICH IS NOT AN
AUTHORISED INSTITUTION OR A EUROPEAN AUTHORISED INSTITUTION.]4

                                                      COUNTRYWIDE HOME LOANS INC.
                                                            (the "Issuer")
                                    (incorporated with limited liability in the State of New York)

                                             Unconditionally and irrevocably guaranteed by
                                                  COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                    (incorporated with limited liability in the State of Delaware)

                                                         TEMPORARY GLOBAL NOTE

This Note is a Temporary Global Note in respect of a duly authorised issue of Notes of the Issuer (the "Notes") of the Nominal
Amount, Specified Currency(ies) and Specified Denomination(s) as are specified in the Pricing Supplement applicable to the Notes (the
"Pricing Supplement"), a copy of which is annexed hereto.  References herein to the Conditions shall be to the Terms and Conditions of the Notes as set out in the First Schedule to the Trust Deed (as defined below) as supplemented, replaced and modified by the
Pricing Supplement but, in the event of any conflict between the provisions of the said Conditions and the information in the Pricing
Supplement, the Pricing Supplement will prevail.  Words and expressions defined in the Conditions shall bear the same meanings when used in this Global Note.  This Global Note is issued subject to, and with the benefit of, the Conditions and a Trust Deed (such
Trust Deed as modified and/or supplemented and/or restated from time to time, the "Trust Deed") dated 1st May, 1998 and made between the Issuer, Countrywide Credit Industries, Inc. as guarantor and Bankers Trustee Company Limited as trustee for the holders of the
Notes.

The Issuer, subject as hereinafter provided and subject to and in accordance with the Conditions and the Trust Deed, promises to pay to the bearer hereof on each Instalment Date (if the Notes are repayable in instalments) and on the Maturity Date and/or on such earlier date(s) as all or any of the Notes represented by this Global Note may become due and repayable in accordance with the
Conditions and the Trust Deed, the amount payable under the Conditions in respect of such Notes on each such date and to pay interest
(if any) on the nominal amount of the Notes from time to time represented by this Global Note calculated and payable as provided in the Conditions and the Trust Deed together with any other sums payable under the Conditions and the Trust Deed, upon presentation and, at maturity, surrender of this Global Note at the specified office of the Agent at Winchester House, 1 Great Winchester Street,
London EC2N 2DB, England or such other specified office as may be specified for this purpose in accordance with the Conditions or at the specified office of any of the other Paying Agents located outside the United States, its territories and possessions (except as provided in the Conditions) from time to time appointed by the Issuer in respect of the Notes.  On any redemption or payment of an instalment or interest being made in respect of, or purchase and cancellation of, any of the Notes represented by this Global Note details of such redemption, payment, purchase and cancellation (as the case may be) shall be entered by or on behalf of the Issuer in
Schedule One hereto and the relevant space in Schedule One hereto recording any such redemption, payment, purchase and cancellation
(as the case may be) shall be signed by or on behalf of the Issuer.  Upon any such redemption, payment of an instalment, purchase and cancellation the nominal amount of this Global Note and the Notes represented by this Global Note shall be reduced by the nominal amount of such Notes so redeemed or purchased and cancelled or the amount of such instalment.  The nominal amount from time to time of this Global Note and of the Notes represented by this Global Note following any such redemption, payment of an instalment, purchase and cancellation as aforesaid or any exchange as referred to below shall be the nominal amount most recently entered in the relevant column in Part II, III or IV of Schedule One hereto or in Schedule Two hereto.

Payments of principal and interest (if any) due prior to the Exchange Date (as defined below) will only be made to the bearer hereof to the extent that there is presented to the Agent by Clearstream Banking, societe anonyme ("Clearstream, Luxembourg") or Euroclear
Bank S.A./N.V., as operator of the Euroclear System ("Euroclear") a certificate in or substantially in the form set out in Part VII of the Second Schedule to the Trust Deed to the effect that it has received from or in respect of a person entitled to a particular nominal amount of the Notes represented by this Global Note (as shown by its records) a certificate in or substantially in the form of Certificate "A" as set out in Part VII of the Second Schedule to the Trust Deed.  The bearer of this Global Note will not (unless upon due presentation of this Global Note for exchange, delivery of the appropriate number of Definitive Notes (together, if applicable, with the Receipts, Coupons and Talons appertaining thereto in or substantially in the forms set out in Parts III, IV, V and VI of the Second Schedule to the Trust Deed) or, as the case may be, issue and delivery (or, as the case may be, endorsement) of the Permanent Global Note is improperly withheld or refused and such withholding or refusal is continuing at the relevant payment date) be entitled to receive any payment hereon due on or after the Exchange Date.

On or after the date (the "Exchange Date") which is 40 days after the Issue Date, this Global Note may be exchanged (free of charge)
in whole or in part for, as specified in the Pricing Supplement, either Definitive Notes and (if applicable) Receipts, Coupons and/or
Talons (on the basis that all the appropriate details have been included on the face of such Definitive Notes and (if applicable)
Receipts, Coupons and/or Talons and the relevant information supplementing, replacing or modifying the Conditions appearing in the
Pricing Supplement has been endorsed on or attached to such Definitive Notes) or a Permanent Global Note in or substantially in the form set out in Part II of the Second Schedule to the Trust Deed (together with the Pricing Supplement attached thereto) upon notice being given by Euroclear and/or Clearstream, Luxembourg acting on the instructions of any holder of an interest in this Global Note and subject, in the case of Definitive Notes, to such notice period as is specified in the Pricing Supplement.  If Definitive Notes and (if applicable) Receipts, Coupons and/or Talons have already been issued in exchange for all the Notes represented for the time being by the Permanent Global Note, then this Global Note may only thereafter be exchanged for Definitive Notes and (if applicable)
Receipts, Coupons and/or Talons pursuant to the terms hereof.  Presentation of this Global Note for exchange shall be made by the bearer hereof on any day (other than a Saturday or Sunday) on which banks are open for business in London at the office of the Agent specified above.  The Issuer shall procure that Definitive Notes or (as the case may be) the Permanent Global Note shall be so issued and delivered in exchange for only that portion of this Global Note in respect of which there shall have been presented to the Agent by Euroclear or Clearstream, Luxembourg a certificate in or substantially in the form set out in Part VII of the Second Schedule to the Trust Deed to the effect that it has received from or in respect of a person entitled to a particular nominal amount of the Notes represented by this Global Note (as shown by its records) a certificate in or substantially in the form of Certificate "A" as set out in Part VII of the Second Schedule to the Trust Deed.  On an exchange of the whole of this Global Note, this Global Note shall be surrendered to the Agent.  On an exchange of part only of this Global Note, details of such exchange shall be entered by or on behalf of the Issuer in Schedule Two hereto and the relevant space in Schedule Two hereto recording such exchange shall be signed by or on behalf of the Issuer, whereupon the nominal amount of this Global Note and the Notes represented by this Global Note shall be reduced by the nominal amount of this Global Note so exchanged.  On any exchange of this Global Note for a Permanent Global Note, details of such exchange shall be entered by or on behalf of the Issuer in Schedule Two to the Permanent Global Note and the relevant space in
Schedule Two thereto recording such exchange shall be signed by or on behalf of the Issuer.

Until the exchange of the whole of this Global Note as aforesaid, the bearer hereof shall (subject as provided in the next paragraph)
in all respects (except as otherwise provided herein) be entitled to the same benefits as if he were the bearer of Definitive Notes and the relative Receipts, Coupons and/or Talons (if any) in the form(s) set out in Parts III, IV, V and VI (as applicable) of the
Second Schedule to the Trust Deed.

Each person (other than Euroclear or Clearstream, Luxembourg) who is for the time being shown in the records of Euroclear or
Clearstream, Luxembourg as the holder of a particular nominal amount of the Notes represented by this Global Note (in which regard any certificate or other document issued by Euroclear or Clearstream, Luxembourg as to the nominal amount of such Notes standing to the account of any person shall be conclusive and binding for all purposes save in the case of manifest error) shall be treated by the Issuer, the Trustee, the Agent and any other Paying Agent as the holder of such nominal amount of such Notes for all purposes other than with respect to the payment of principal and interest on such nominal amount of such Notes, the right to which shall be vested, as against the Issuer, solely in the bearer of this Global Note in accordance with and subject to the terms of this Global
Note and the Trust Deed.

This Global Note is governed by, and shall be construed in accordance with, English law.

This Global Note shall not be valid unless authenticated by Deutsche Bank AG London as Agent.

No rights are conferred on any person under the Contracts (Rights of Third Parties) Act 1999 to enforce any term of this Global Note, but this does not affect any right or remedy of any person which exists or is available apart from that Act.

IN WITNESS whereof the Issuer has caused this Global Note to be signed manually or in facsimile by two persons duly authorised on its behalf.

COUNTRYWIDE HOME LOANS, INC.

By: .....................................................              By: .....................................................
      Duly Authorised             Duly Authorised
Authenticated by
Deutsche Bank AG London
as Agent.

By: .....................................................
         Authorised OfficerSchedule One

                                                                PART I

                                                           INTEREST PAYMENTS

Date made                Interest Payment Date  Total amount of       Amount of interest     Confirmation of
                                                interest payable      paid                   payment by or on
                                                                                             behalf of the Issuer

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

                                                                PART II

                                                     PAYMENT OF INSTALMENT AMOUNTS

Date made        Total amount of         Amount of Instalment    Remaining nominal       Confirmation of
                 Instalment Amounts      Amounts paid            amount of this Global   payment by or on
                 payable                                         Note following such     behalf of the Issuer
                                                                 payment *

========         ==============          ==============          ==============          ==============
========         ==============          ==============          ==============          ==============
========         ==============          ==============          ==============          ==============
========         ==============          ==============          ==============          ==============
========         ==============          ==============          ==============          ==============
========         ==============          ==============          ==============          ==============
========         ==============          ==============          ==============          ==============
========         ==============          ==============          ==============          ==============
========         ==============          ==============          ==============          ==============
========         ==============          ==============          ==============          ==============
========         ==============          ==============          ==============          ==============
========         ==============          ==============          ==============          ==============
========         ==============          ==============          ==============          ==============
========         ==============          ==============          ==============          ==============
========         ==============          ==============          ==============          ==============
========         ==============          ==============          ==============          ==============
========         ==============          ==============          ==============          ==============

* See most recent entry in Part II, III or IV or Schedule Two in order to determine this amount.

                                                               PART III

                                                              REDEMPTIONS

Date              Total amount       Amount of             Remaining nominal         Confirmation of redemption
made              of principal       principal paid        amount of this Global     by or on behalf of the
                  payable                                  Note following such       Issuer
                                                           redemption*

=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
---------         -----------        -------------         -----------------         -------------------

* See most recent entry in Part II, III or IV or Schedule Two in order to determine this amount.

                                                                PART IV

                                                      PURCHASES AND CANCELLATIONS

Date               Part of nominal amount of       Remaining nominal amount of    Confirmation of purchase and
made               this Global Note purchased      this Global Note following     cancellation by or on behalf
                   and cancelled                   such purchase and              of the Issuer
                                                   cancellation*

=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================

* See most recent entry in Part II, III or IV or Schedule Two in order to determine this amount.

                                                             Schedule Two

                                                               EXCHANGES
                                             FOR DEFINITIVE NOTES OR PERMANENT GLOBAL NOTE

The following exchanges of a part of this Global Note for Definitive Notes or a part of a Permanent Global Note have been made:

Date             Nominal amount of this Global    Remaining nominal amount of     Notation made by or on behalf
made             Note exchanged for Definitive    this Global Note following      of the Issuer
                 Notes or a part of a Permanent   such exchange*
                 Global Note

========         =====================            =====================           ====================
========         =====================            =====================           ====================
========         =====================            =====================           ====================
========         =====================            =====================           ====================
========         =====================            =====================           ====================
========         =====================            =====================           ====================
========         =====================            =====================           ====================
========         =====================            =====================           ====================
========         =====================            =====================           ====================
========         =====================            =====================           ====================
========         =====================            =====================           ====================
========         =====================            =====================           ====================
========         =====================            =====================           ====================
========         =====================            =====================           ====================
--------         ---------------------            ---------------------           --------------------

* See most recent entry in Part II, III or IV of Schedule One or in this Schedule Two in order to determine this amount.

                                                                PART II

                                                     FORM OF PERMANENT GLOBAL NOTE

[ANY UNITED STATES PERSON (AS DEFINED IN THE INTERNAL REVENUE CODE OF THE UNITED STATES) WHO HOLDS THIS OBLIGATION WILL BE SUBJECT TO
LIMITATIONS UNDER THE UNITED STATES INCOME TAX LAWS, INCLUDING THE LIMITATIONS PROVIDED IN SECTIONS 165(j) AND 1287(a) OF THE
INTERNAL REVENUE CODE.]1

[BY ACCEPTING THIS OBLIGATION, THE HOLDER REPRESENTS AND WARRANTS THAT IT IS NOT A UNITED STATES PERSON (OTHER THAN AN EXEMPT
RECIPIENT DESCRIBED IN SECTION 6049(b)(4) OF THE INTERNAL REVENUE CODE OF THE UNITED STATES AND THE REGULATIONS THEREUNDER) AND THAT
IT IS NOT ACTING FOR OR ON BEHALF OF A UNITED STATES PERSON (OTHER THAN AN EXEMPT RECIPIENT DESCRIBED IN SECTION 6049(b)(4) OF THE
INTERNAL REVENUE CODE AND THE REGULATIONS THEREUNDER).]2

[THIS NOTE CONSTITUTES [COMMERCIAL PAPER/[A SHORTER/LONGER] TERM DEBT SECURITY]3 ISSUED IN ACCORDANCE WITH REGULATIONS MADE UNDER
SECTION 4 OF THE BANKING ACT 1987.  THE ISSUER OF THIS NOTE IS NOT AN AUTHORISED INSTITUTION OR A EUROPEAN AUTHORISED INSTITUTION (AS
SUCH TERMS ARE DEFINED IN THE BANKING ACT 1987 (EXEMPT TRANSACTIONS) REGULATIONS 1997).  REPAYMENT OF THE PRINCIPAL AND PAYMENT OF
ANY INTEREST OR PREMIUM IN CONNECTION WITH THIS NOTE HAS BEEN GUARANTEED BY COUNTRYWIDE CREDIT INDUSTRIES, INC. WHICH IS NOT AN
AUTHORISED INSTITUTION OR A EUROPEAN AUTHORISED INSTITUTION.]4

                                                     COUNTRYWIDE HOME LOANS, INC.
                                                            (the "Issuer")
                                    (incorporated with limited liability in the State of New York)

                                             Unconditionally and irrevocably guaranteed by
                                                  COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                    (incorporated with limited liability in the State of Delaware)

                                                         PERMANENT GLOBAL NOTE

This Note is a Permanent Global Note in respect of a duly authorised issue of Notes of the Issuer (the "Notes") of the Nominal
Amount, Specified Currency(ies) and Specified Denomination(s) as are specified in the Pricing Supplement applicable to the Notes (the
"Pricing Supplement"), a copy of which is annexed hereto.  References herein to the Conditions shall be to the Terms and Conditions of the Notes as set out in the First Schedule to the Trust Deed (as defined below) as supplemented, replaced and modified by the
Pricing Supplement but, in the event of any conflict between the provisions of the said Conditions and the information in the Pricing
Supplement, the Pricing Supplement will prevail.  Words and expressions defined in the Conditions shall bear the same meanings when used in this Global Note.  This Global Note is issued subject to, and with the benefit of, the Conditions and a Trust Deed (such
Trust Deed as modified and/or supplemented and/or restated from time to time, the "Trust Deed") dated 1st May, 1998 and made between the Issuer, Countrywide Credit Industries, Inc. as guarantor and Bankers Trustee Company Limited as trustee for the holders of the
Notes.

The Issuer, subject to and in accordance with the Conditions and the Trust Deed, promises to pay to the bearer hereof on each
Instalment Date (if the Notes are repayable in instalments) and on the Maturity Date and/or on such earlier date(s) as all or any of the Notes represented by this Global Note may become due and repayable in accordance with the Conditions and the Trust Deed, the amount payable under the Conditions in respect of such Notes on each such date and to pay interest (if any) on the nominal amount of the Notes from time to time represented by this Global Note calculated and payable as provided in the Conditions and the Trust Deed together with any other sums payable under the Conditions and the Trust Deed, upon presentation and, at maturity, surrender of this
Global Note at the specified office of the Agent at Winchester House, 1 Great Winchester Street, London EC2N 2DB, England or such other office as may be specified for this purpose in accordance with the Conditions or at the specified office of any of the other
Paying Agents located outside the United States, its territories and possessions (except as provided in the Conditions) from time to time appointed by the Issuer in respect of the Notes.  On any redemption or payment of an instalment or interest being made in respect of, or purchase and cancellation of, any of the Notes represented by this Global Note details of such redemption, payment, purchase and cancellation (as the case may be) shall be entered by or on behalf of the Issuer in Schedule One hereto and the relevant space in Schedule One hereto recording any such redemption, payment, purchase and cancellation (as the case may be) shall be signed by or on behalf of the Issuer.  Upon any such redemption, payment of an instalment, purchase and cancellation the nominal amount of this Global Note and the Notes represented by this Global Note shall be reduced by the nominal amount of such Notes so redeemed or purchased and cancelled or the amount of such instalment.  The nominal amount from time to time of this Global Note and of the Notes represented by this Global Note following any such redemption, payment of an instalment, purchase and cancellation as aforesaid or any exchange as referred to below shall be the nominal amount most recently entered in the relevant column in Part II, III or IV of
Schedule One hereto or in Schedule Two hereto.

On any exchange of the Temporary Global Note issued in respect of the Notes for this Global Note or any part hereof, details of such exchange shall be entered by or on behalf of the Issuer in Schedule Two hereto and the relevant space in Schedule Two hereto recording such exchange shall be signed by or on behalf of the Issuer, whereupon the nominal amount of this Global Note and the Notes represented by this Global Note shall be increased by the nominal amount of the Temporary Global Note so exchanged.

This Global Note may be exchanged (free of charge) in whole, but not in part, for Definitive Notes and (if applicable) Receipts,
Coupons and/or Talons in or substantially in the forms set out in Parts III, IV, V and VI of the Second Schedule to the Trust Deed
(on the basis that all the appropriate details have been included on the face of such Definitive Notes and (if applicable) Receipts,
Coupons and/or Talons and the relevant information supplementing, replacing or modifying the Conditions appearing in the Pricing
Supplement has been endorsed on or attached to such Definitive Notes) either, as specified in the applicable Pricing Supplement:

(i)      upon not less than 60 days' written notice being given to the Agent by Euroclear Bank S.A./N.V., as operator of the
         Euroclear System ("Euroclear") and/or Clearstream Banking, societe anonyme ("Clearstream, Luxembourg") (acting on the instructions of any holder of an interest in this Global Note) or the Trustee; or

(ii)     in the case of Notes with a maturity of 183 days or less only upon the occurrence of an Exchange Event.

         An "Exchange Event" means:

         (1)      an Event of Default has occurred and is continuing;

         (2)      the Issuer has been notified that both Euroclear and Clearstream, Luxembourg have been closed for business for a continuous period of 14 days (other than by reason of holiday, statutory or otherwise) or have announced an intention permanently to cease business or have in fact done so and no alternative clearing system satisfactory to the Trustee is available; or

         (3)      the Issuer has or will become obliged to pay additional amounts as provided for or referred to in Condition 7 which would not be required were the Notes in definitive form.

         Upon the occurrence of an Exchange Event:

         (i)      the Issuer will promptly give notice to Noteholders in accordance with Condition 13 upon the occurrence of such
                  Exchange Event; and

         (ii)     Euroclear and/or Clearstream, Luxembourg (acting on the instructions of any holder of an interest in this Global
                  Note) or the Trustee may give notice to the Agent requesting exchange and, in the event of the occurrence of an
                  Exchange Event as described in (3) above, the Issuer may also give notice to the Agent requesting exchange.  Any such exchange shall occur on a date specified in the notice not later than 60 days after the date of receipt of the first relevant notice by the Agent.

The first notice requesting exchange in accordance with the above provisions shall give rise to the issue of Definitive Notes for the total nominal amount of Notes represented by this Global Note.

Any such exchange as aforesaid will be made upon presentation of this Global Note by the bearer hereof on any day (other than a
Saturday or Sunday) on which banks are open for business in London at the office of the Agent specified above.

The aggregate nominal amount of Definitive Notes issued upon an exchange of this Global Note will be equal to the aggregate nominal amount of this Global Note.  Upon exchange of this Global Note for Definitive Notes, the Agent shall cancel it or procure that it is cancelled.

Until the exchange of the whole of this Global Note as aforesaid, the bearer hereof shall (subject as provided in the next paragraph)
in all respects be entitled to the same benefits as if he were the bearer of Definitive Notes and the relative Receipts, Coupons and/or Talons (if any) in the form(s) set out in Parts III, IV, V and VI (as applicable) of the Second Schedule to the Trust Deed.

Each person (other than Euroclear or Clearstream, Luxembourg) who is for the time being shown in the records of Euroclear or
Clearstream, Luxembourg as the holder of a particular nominal amount of the Notes represented by this Global Note (in which regard any certificate or other document issued by Euroclear or Clearstream, Luxembourg as to the nominal amount of such Notes standing to the account of any person shall be conclusive and binding for all purposes save in the case of manifest error) shall be treated by the Issuer, the Trustee, the Agent and any other Paying Agent as the holder of such nominal amount of such Notes for all purposes other than with respect to the payment of principal and interest on such nominal amount of such Notes, the right to which shall be vested, as against the Issuer, solely in the bearer of this Global Note in accordance with and subject to the terms of this Global
Note and the Trust Deed.

This Global Note is governed by, and shall be construed in accordance with, English law.

This Global Note shall not be valid unless authenticated by Deutsche Bank AG London as Agent.

No rights are conferred on any person under the Contracts (Rights of Third Parties) Act 1999 to enforce any term of this Global Note, but this does not affect any right or remedy of any person which exists or is available apart from that Act.

IN WITNESS whereof the Issuer has caused this Global Note to be signed manually or in facsimile by two persons duly authorised on its behalf.

COUNTRYWIDE HOME LOANS, INC.

By: .....................................................              By: .....................................................
           Duly Authorised                             Duly Authorised

Authenticated by
Deutsche Bank AG London
as Agent.

By: .....................................................
             Authorised Officer

                                                             Schedule One

                                                                PART I

                                                           INTEREST PAYMENTS

Date made                Interest Payment Date  Total amount of       Amount of interest     Confirmation of
                                                interest payable      paid                   payment by or on
                                                                                             behalf of the Issuer

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

                                                                PART II

                                                     PAYMENT OF INSTALMENT AMOUNTS

Date           Total amount           Amount of            Remaining nominal       Confirmation of payment by
made           of Instalment          Instalment Amounts   amount of this Global   or on behalf of the Issuer
               Amounts payable        paid                 Note following such
                                                           payment *

======         ==============         ============         ===============         ==================
======         ==============         ============         ===============         ==================
======         ==============         ============         ===============         ==================
======         ==============         ============         ===============         ==================
======         ==============         ============         ===============         ==================
======         ==============         ============         ===============         ==================
======         ==============         ============         ===============         ==================
======         ==============         ============         ===============         ==================
======         ==============         ============         ===============         ==================
======         ==============         ============         ===============         ==================
======         ==============         ============         ===============         ==================
======         ==============         ============         ===============         ==================
======         ==============         ============         ===============         ==================
======         ==============         ============         ===============         ==================
======         ==============         ============         ===============         ==================
======         ==============         ============         ===============         ==================
======         ==============         ============         ===============         ==================
======         ==============         ============         ===============         ==================

* See most recent entry in Part II, III or IV or Schedule Two in order to determine this amount.

                                                               PART III

                                                              REDEMPTIONS

Date              Total amount       Amount of             Remaining nominal         Confirmation of redemption
made              of principal       principal paid        amount of this Global     by or on behalf of the
                  payable                                  Note following such       Issuer
                                                           redemption*

=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
=========         ===========        =============         =================         ===================
---------         -----------        -------------         -----------------         -------------------

* See most recent entry in Part II, III or IV or Schedule Two in order to determine this amount.

                                                                PART IV

                                                      PURCHASES AND CANCELLATIONS

Date               Part of nominal amount of       Remaining nominal amount of    Confirmation of purchase and
made               this Global Note purchased      this Global Note following     cancellation by or on behalf
                   and cancelled                   such purchase and              of the Issuer
                                                   cancellation*

=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
=========          ====================            ====================           ====================
---------          --------------------            --------------------           --------------------

* See most recent entry in Part II, III or IV or Schedule Two in order to determine this amount.

                                                             Schedule Two

                                                               EXCHANGES

                     Nominal amount of Temporary     Increased nominal amount of
                     Global Note exchanged for       this Global Note following
                     this Global Note                such exchange*                 Notation made by or on
Date made                                                                           behalf of the Issuer

=========            ===============                 ===============                ==================
=========            ===============                 ===============                ==================
=========            ===============                 ===============                ==================
=========            ===============                 ===============                ==================
=========            ===============                 ===============                ==================
=========            ===============                 ===============                ==================
=========            ===============                 ===============                ==================
=========            ===============                 ===============                ==================
=========            ===============                 ===============                ==================
=========            ===============                 ===============                ==================
=========            ===============                 ===============                ==================
=========            ===============                 ===============                ==================
=========            ===============                 ===============                ==================
=========            ===============                 ===============                ==================
=========            ===============                 ===============                ==================
=========            ===============                 ===============                ==================
---------            ---------------                 ---------------                ------------------

* See most recent entry in Part II, III or IV of Schedule One or in this Schedule Two in order to determine this amount.

EXECUTED as a deed by                                )
COUNTRYWIDE HOME LOANS, INC.                         )
acting by                                            )
acting under the authority of that                   )               ..........................................
company in the presence of:                          )

Witness's Signature:

Name:

Address:

Occupation:

EXECUTED as a deed by                                )
COUNTRYWIDE CREDIT INDUSTRIES,                       )
INC. acting by                                       )
acting under the authority of that                   )               .........................................
company in the presence of:                          )

Witness's Signature:

Name:

Address:

Occupation:

THE COMMON SEAL of BANKERS                           )
TRUSTEE COMPANY LIMITED                              )
was affixed to this deed in                          )
the presence of:                                     )

                                    Director

                                    Associate Director

ICM:477401

                                                                             DATED 12TH JANUARY, 2001
                                                                             ------------------------

                                                                           COUNTRYWIDE HOME LOANS, INC.

                                                                                      - and -

                                                                        COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                                                                      - and -

                                                                          BANKERS TRUSTEE COMPANY LIMITED

---------------------------------------------------------------------------------------------------------------------------------------

                                                                           THIRD SUPPLEMENTAL TRUST DEED

                                                                       further modifying the provisions of a
                                                                          Trust Deed dated 1st May, 1998
                                                                                   relating to a
                                                                                U.S.$2,000,000,000
                                                                             (now U.S.$5,000,000,000)
                                                                          Euro Medium Term Note Programme
---------------------------------------------------------------------------------------------------------------------------------------

                                                                        For Bankers Trustee Company Limited
                                                                                as to English law:

                                                                                   ALLEN &OVERY
                                                                                  One New Change
                                                                                  London EC4M 9QQ

la-469666
la-469666

                                                       DATED 12TH JANUARY, 2001
                                                       ------------------------

                                                     COUNTRYWIDE HOME LOANS, INC.

                                                                - and -

                                                  COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                                                - and -

                                                    BANKERS TRUSTEE COMPANY LIMITED

                                                ---------------------------------------

                                                     THIRD SUPPLEMENTAL TRUST DEED

                                                 further modifying the provisions of a
                                                    Trust Deed dated 1st May, 1998
                                                             relating to a
                                                          U.S.$2,000,000,000
                                                       (now U.S.$5,000,000,000)
                                                    Euro Medium Term Note Programme
                                                ---------------------------------------

                                        For Bankers Trustee Company Limited as to English law:

                                                             ALLEN & OVERY
                                                            One New Change
                                                            London EC4M 9QQ

                                            SECOND AMENDMENT TO REVOLVING CREDIT AGREEMENT

    THIS SECOND AMENDMENT TO REVOLVING CREDIT AGREEMENT (the "Amendment") is made and dated as of the 15th day of April, 1999 by and among COUNTRYWIDE HOME LOANS, INC. (the "Company"), the Lenders under (and as that term and capitalized terms not otherwise defined herein are defined in) the Revolving Credit Agreement described below, and BANKERS TRUST COMPANY, as Credit Agent (in such capacity, the "Credit Agent").

                                                               RECITALS

    A.  Pursuant to that certain Revolving Credit Agreement dated as of September 24, 1997 by and among the Company, the Lenders party thereto, the Credit Agent and others (as amended, extended and replaced from time to time, the "Revolving Credit Agreement"), the
Lenders agreed to extend credit to the Company on the terms and subject to the conditions set forth therein.

    B.  The Company has requested that the Lenders currently party to the Revolving Credit Agreement agree to amend the Revolving
Credit Agreement in certain respects as provided more particularly herein.

    NOW, THEREFORE, in consideration of the above Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

                                                               AGREEMENT

    1.  Y2K Issues.  To reflect the agreement of the parties to address potential technological issues associated with the year 2000:
        ----------

                  (a) A new Paragraph 8(l) is hereby added to the Revolving Credit Agreement to read in its entirety as follows:

                           "8(l)    Year 2000.  The Company has reviewed its operations and those of its Affiliates with a view to
                                    ---------
         assessing whether its businesses or the businesses of any of its Affiliates will be vulnerable to a Year 2000 Problem arising from the computer-based systems of the Company or its Affiliates or will be vulnerable to the effects of a Year 2000
         Problem suffered by certain of the Company's or any of its Affiliates' major commercial counterparties.  The Company has taken or shall take reasonable actions and has committed or shall expeditiously commit adequate resources to enable its computer-based and other systems (and those of its Affiliates) to effectively process data, including dates before, on and after January 1, 2000, without experiencing any Year 2000 Problem arising from its computer-based systems that could cause a
         Material Adverse Effect.  The Company has a reasonable basis to believe that the computer-based systems of the Company and its Subsidiaries will not have a Year 2000 Problem arising from such systems that will cause a Material Adverse Effect."

                  (b) A New Paragraph 9(l) is hereby added to the Revolving Credit Agreement to read in its entirety as follows:

                           "9(l)    Year 2000.  At the request of the Credit Agent, the Company will provide the Credit Agent with a
                                    ---------
         description of the actions undertaken by the Company in its efforts to enable the computer-based systems of the Company and its Affiliates to effectively process data on and after January 1, 2000."

                  (c) The following new definitions are hereby added to the Glossary, in correct alphabetical order, to read in their entirety as follows:

                           "'Material Adverse Effect' shall mean:  (a) a materially adverse effect on the assets, business,
                             -----------------------
         operations, properties or condition (financial or otherwise) of the Company and its Affiliates, taken as a whole, (b) an impairment of the ability of the Company to perform any of its obligations under the Credit Documents or (c) an impairment of the validity or enforceability of, or an impairment of the rights, remedies or benefits available to the Lenders under, the Credit Documents."

                           "'Year 2000 Problem' shall mean, with respect to any Person, any significant risk that computer hardware,
                             -----------------
         software or equipment containing embedded microchips essential to the business or operation of such Person or any of its
         Affiliates will not, in the case of dates or time periods occurring after December 31, 1999, function at least as effectively and reliably as in the case of dates or time periods occurring before January 1, 2000, including the making of accurate leap year calculations."

         2.    Amendment of Negative Covenant.  To reflect the agreement of the Lenders to modify the limitations on certain of the
               ------------------------------
Company's Advances to Affiliates from the limitations thereon set forth in the Revolving Credit Agreement:

                  (a) Paragraph 10(g) of the Revolving Credit Agreement is hereby amended to read in its entirety as follows:

                         "10(g)     Investments; Advances; Receivables.  Make or commit to make any advance, loan or extension of
                                    ----------------------------------
         credit ("Advances") to, or hold any receivable ("Receivable") of, or make or commit to make any capital contribution to, or purchase any stock, bonds, notes, debentures or other securities ("Investments") of, or make any other investment in, any
         Person, except:

                                    (1)     Advances constituting Mortgage Loans made in the ordinary course of the Company's business;

                                    (2)     Advances to and Receivables of any Person which are fully secured on a first priority perfected basis by Mortgage Loans;

                                    (3)     Investments in, Advances to and Receivables of any Affiliate which are fully secured on a first priority perfected basis by Mortgage Loans or Prime Quality Mortgage-Backed Securities;

                                    (4)     Investment in, Advances to and Receivables of any Affiliate or any Servicing
                  Pass-Through Venture which is not otherwise an Affiliate, which are unsecured or which are secured on a first priority perfected basis by collateral other than Mortgage Loans or Prime Quality Mortgage-Backed Securities,
                  in an aggregate amount not to exceed fifteen percent (15%) of the net worth of the Company determined in accordance with GAAP; and

                                    (5)     Investments in, Advances to and Receivables of Countrywide Capital Markets, Inc. or
                  any of its Subsidiaries, which are fully secured on a first priority perfected basis by:  (i) debt instruments issued by FNMA or FHLMC or (ii) time deposit accounts issued by a financial institution the deposits of which are insured by the Bank Insurance Fund and which financial institution has a deposit rating issued by a recognized rating agency not less than the rating assigned to the Company's long term indebtedness."

                  (b) A new definition is hereby added to the Glossary, in correct alphabetical order, to read in its entirety as follows:

                           "'Prime Quality Mortgage-Backed Security' shall mean a Mortgage-Backed Security:  (a) meeting the
                             --------------------------------------
         requirements of subparagraphs (a), (b) or (c) of the definition of `Mortgage-Backed Security' or (b) included in a senior tranche of privately-placed securities which are rated by a recognized rating agency in a category that is not less than the rating assigned to the Company's long term indebtedness, which securities represent an undivided interest in or are otherwise supported by a pool of mortgages, deeds of trust or other instruments creating a Lien on Property which is improved by a completed single family dwelling (one-to-four family units)."

    3.  Reaffirmation of Loan Documents.  The Company hereby affirms and agrees that (a) the execution and delivery by the Company of
        -------------------------------
and the performance of its obligations under this Amendment shall not in any way amend, impair, invalidate or otherwise affect any of the obligations of the Company or the rights of the Credit Agent, the Lenders or any other Person under the Revolving Credit
Agreement or any other Credit Document, (b) the term "Obligations" as used in the Credit Documents includes, without limitation, the
Obligations of the Company under the Revolving Credit Agreement as amended hereby, and (c) the Revolving Credit Agreement as amended hereby and the other Credit Documents remain in full force and effect.

    4.  Reaffirmation of Guaranties.  By executing this Amendment as provided below, the Parent acknowledges the terms and conditions
        ---------------------------
of this Amendment and affirms and agrees that (a) the execution and delivery by the Company and the performance of its obligations under this Amendment shall not in any manner or to any extent affect any of the obligations of the Parent or the rights of the Credit
Agent, the Lenders or any other Person under the Guaranty, the Subordination Agreement or any other document or instrument made or given by the Parent in connection therewith, (b) the term "Obligations" as used in the Guaranty and the Subordination Agreement includes, without limitation, the Obligations of the Company under the Revolving Credit Agreement as amended hereby, and (c) the
Guaranty and the Subordination Agreement remain in full force and effect.

    5.  Amendment Effective Date.  This Amendment shall be effective as of the day and year first above written upon the date (the
        ------------------------
"Amendment Effective Date") that there has been delivered to the Credit Agent:

        (a)A copy of this Amendment, duly executed by each party hereto and acknowledged by the Parent; and

        (b)Such corporate resolutions, incumbency certificates and other authorizing documentation as the Credit Agent may request.

    6.  Representations and Warranties.  The Company hereby represents and warrants to the Credit Agent and each of the Lenders that
        ------------------------------
at the date hereof and at and as of the Amendment Effective Date:

        (a)Each of the Company and the Parent has the corporate power and authority and the legal right to execute, deliver and perform this Amendment and has taken all necessary corporate action to authorize the execution, delivery and performance of this
Amendment.  This Amendment has been duly executed and delivered on behalf of the Company and the Parent and constitutes the legal, valid and binding obligation of such Person, enforceable against such Person in accordance with its terms.

        (b)Both prior to and after giving effect hereto:  (1) the representations and warranties of the Company and the Parent contained in the Credit Documents are accurate and complete in all respects, and (2) there has not occurred an Event of Default or
Potential Default.

    7.  No Other Amendment.  Except as expressly amended hereby, the Credit Documents shall remain in full force and effect as written
        ------------------
and amended to date.

    8.  Counterparts.  This Amendment may be executed in any number of counterparts, each of which when so executed shall be deemed to
        ------------
be an original and all of which when taken together shall constitute one and the same agreement.

    IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed as of the day and year first above written.

                                             COUNTRYWIDE HOME LOANS, INC.,
                                             a New York corporation

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             BANKERS TRUST COMPANY,
                                             as Credit Agent

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             THE ASAHI BANK, LTD., LOS ANGELES AGENCY, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             BANCA CRT S.p.A., as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             BANCA DI NAPOLI S.p.A., NEW YORK BRANCH, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title _____________________________________________________

                                             BANCA DI ROMA, SAN FRANCISCO BRANCH, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title _____________________________________________________

                                             BANCA MONTE DEI PASCHI DI SIENA S.p.A., NEW YORK BRANCH,  as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             BANK OF HAWAII, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             BANK OF MONTREAL, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             THE BANK OF NEW YORK, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             BANK OF TOKYO - MITSUBISHI TRUST COMPANY, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             BANK ONE, TEXAS, N.A., as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             BANKERS TRUST COMPANY, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             BANQUE NATIONALE DE PARIS, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             BARCLAYS BANK PLC, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             THE DAI-ICHI KANGYO BANK, LTD.,
                                             LOS ANGELES AGENCY, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             BAYERISCHE LANDESBANK GIROZENTRALE, CAYMAN ISLANDS BRANCH, as a Lender

                                             By ________________________________________________________
                                             Name ______________________________________________________
                                             Title _____________________________________________________

                                             By ________________________________________________________
                                             Name ______________________________________________________
                                             Title _____________________________________________________

                                             CANADIAN IMPERIAL BANK OF COMMERCE, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             THE CHASE MANHATTAN BANK, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             COMMERZBANK, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             CREDIT LYONNAIS, SAN FRANCISCO BRANCH, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title _____________________________________________________

                                             DEUTSCHE BANK AG, NEW YORK AND/OR CAYMAN ISLANDS BRANCHES, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             THE FIFTH THIRD BANK, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             THE FIRST NATIONAL BANK OF CHICAGO, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             FIRST UNION NATIONAL BANK, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             FLEET BANK, N.A., as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             THE FUJI BANK, LIMITED, LOS ANGELES AGENCY, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             GUARANTY FEDERAL BANK, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             THE INDUSTRIAL BANK OF JAPAN, LIMITED, LOS ANGELES AGENCY, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             KBC BANK N.V., as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             By ________________________________________________________
                                             Name ______________________________________________________
                                             Title _____________________________________________________

                                             LASALLE NATIONAL BANK, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             THE LONG TERM CREDIT BANK OF JAPAN, LTD., LOS ANGELES AGENCY, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             MELLON BANK, N.A., as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             THE MITSUBISHI TRUST AND BANKING CORPORATION, LOS ANGELES AGENCY, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             NATIONSBANK, N.A., as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             NORDDEUTSCHE LANDESBANK GIROZENTRALE, NEW YORK BRANCH AND/OR CAYMAN ISLANDS BRANCH, as a
                                             Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             PARIBAS, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             RCV CORPORATION, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             ROYAL BANK OF CANADA, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             THE SAKUR BANK LIMITED, LOS ANGELES AGENCY, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             STAR BANK, NATIONAL ASSOCIATION, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             THE SUMITOMO BANK, LIMITED, LOS ANGELES BRANCH, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             THE TOYO TRUST AND BANKING CO., LTD., LOS ANGELES AGENCY, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             UNION BANK OF CALIFORNIA, N.A., as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             U. S. BANK NATIONAL ASSOCIATION, formerly known as U.S. National Bank of Oregon, as a
                                             Lender,

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             SUMITOMO TRUST& BANKING, as a Lender

                                             By ____________________________________
                                             Name __________________________________
                                             Title ___________________________________

                                             WESTDEUTSCHE LANDESBANK GIROZENTRALE, NEW YORK BRANCH/CAYMAN ISLANDS BRANCH, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

ACKNOWLEDGED and AGREED TO
 as of the date first written above:

COUNTRYWIDE CREDIT INDUSTRIES, INC.,
a Delaware corporation

By _______________________________________________
Name _____________________________________________
Title ____________________________________________

                                                           CREDIT AGREEMENT

                  THIS CREDIT AGREEMENT (the "Agreement") is made and dated as of the 11th day of April, 2001, by and among the lenders signatory hereto (collectively, the "Lenders"); ROYAL BANK OF CANADA ("RBC"), as lead administrative agent for the Lenders
(in such capacity, the "Lead Administrative Agent"); ABN AMRO BANK, N.V. ("ABN"), as co-administrative agent (in such capacity, the
"Co-Administrative Agent"); CREDIT LYONNAIS NEW YORK BRANCH ("CL"), as syndication agent (in such capacity, the "Syndication Agent")
COMMERZBANK AG, NEW YORK BRANCH ("CA") as documentation agent (in such capacity, the "Documentation Agent"), RBC, as arranger (in such capacity, the "Arranger"), ABN, CL and CA, as co-arrangers (in such capacity, the "Co-Arrangers"); the Lenders acting as co-agents, as indicated on the signature pages hereof (in such capacity, the "Co-Agents"); and COUNTRYWIDE HOME LOANS, INC., a New
York corporation (the "Company").

                                                               RECITALS

                  A.  Pursuant to that certain Revolving Credit Agreement dated as of April 12, 2000, by and among the Company, the
Lenders party thereto, the Lead Administrative Agent and the Co-Administrative Agent, the Syndication Agent, the Documentation Agent,
the Arranger, the Co-Arrangers and the Co-Agents named therein (as amended to date, the "Existing Credit Agreement"), the Lenders party thereto agreed to extend credit to the Company in the form of a short term, unsecured revolving credit facility on the terms and subject to the conditions set forth therein.

                  B.  The Company has requested that the Existing Credit Agreement be further amended to, among other things, provide a term facility pursuant to which loans outstanding under the Existing Credit Agreement may (or, following the Effective Date (as that term and capitalized terms used herein are defined in, or the location of such definitions referenced in, the Glossary attached hereto as Annex I), hereunder) under certain circumstances be converted into a term loan.
          -------

                  C.  The Lenders and the other parties hereto have agreed to so amend the Existing Credit Agreement and, for convenience of reference, to restate the Existing Credit Agreement in its entirety as set forth herein and to replace and supersede the Existing Credit Agreement and the other "Credit Documents" (as that term is used and defined in the Existing Credit Agreement)
pursuant to this Agreement and the documents, instruments, and agreements referred to herein.

                  NOW, THEREFORE, in consideration of the above Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

                                                               AGREEMENT

                  1.  Credit Facilities.
                      -----------------

                           1(a) Primary Facility.  On the terms and subject to the conditions set forth herein, each of the Lenders
                                ----------------
severally agrees that it shall, from time to time to but not including the Revolving Facility Maturity Date (as that term and capitalized terms used herein are defined in, or the location of the definitions of such terms referenced in, the Glossary attached hereto as Annex I), advance its respective Primary Percentage Share of loans (the "Primary Loans" or a "Primary Loan") to the Company
          -------
in amounts not to exceed in the aggregate at any date outstanding the Aggregate Credit Limit minus the aggregate dollar amount of
Swing Loans outstanding on such date (including Swing Loans to be funded on such date but excluding Swing Loans to be repaid on such date).

                           1(b) Swing Loan Facility.  On the terms and subject to the conditions set forth herein, each of the Swing
                                -------------------
Line Lenders severally agrees that it shall, from time to time to but not including the Revolving Facility Maturity Date, advance its respective Swing Line Percentage Share of loans (the "Swing Loans" or a "Swing Loan") to the Company in amounts such that the aggregate amount of Swing Loans outstanding does not exceed at any date the lesser of:

                                    (1)     The Aggregate Swing Line Commitment; and

                                    (2)     The Aggregate Credit Limit minus the aggregate dollar amount of Primary Loans outstanding on such date (including Primary Loans to be funded on such date and excluding Primary Loans to be repaid on such date).

At the request of any Swing Line Lender, made through the Lead Administrative Agent at any time and from time to time, including, without limitation, following the occurrence of an Event of Default, each Lender (including each of the Swing Line Lenders)
absolutely and unconditionally agrees to refund Swing Loans held by the Swing Line Lenders by advancing its Primary Percentage Share thereof to the Lead Administrative Agent for disbursement to the Swing Line Lenders pro rata, in accordance with their respective
Swing Line Percentage Shares.  Such fundings shall be made no later than 12:00 noon (Los Angeles time) on the date request therefor is made if such request is made on or before 11:00 a.m. (Los Angeles time) on such date, and no later than 12:00 noon (Los Angeles time) on the next succeeding Business Day if request therefor is made after 11:00 a.m. (Los Angeles time).  Advances made by the
Lenders hereunder for the purpose of refunding Swing Loans shall, for all purposes of the Credit Documents:  (i) constitute Primary
Loans to the extent of such Lender's Primary Percentage Share thereof, and (ii) be advanced as Alternate Base Rate Loans.  In the event, for whatever reason, the Lenders are not able to advance their respective Primary Percentage Shares for the purpose of refunding Swing Loans as required hereunder, then each of the Lenders (including each of the Swing Line Lenders) absolutely and unconditionally agrees to purchase and take from the Swing Line Lenders on demand an undivided participation interest in Swing Loans outstanding in an amount equal to their respective Primary Percentage Shares of such Swing Loans.  Notwithstanding anything contained herein, in no event shall any Lender be required to advance its Primary Percentage Share of any Swing Loan or to purchase any undivided participation interest in any Swing Loan:  a. unless such Swing Loan was initially made in accordance with the requirements
                                                     -
of this Agreement (as such requirements may be amended or waived from time to time as permitted hereunder) or b.  if upon such
                                                                                                              -
advance or purchase the aggregate dollar amount of Primary Loans and Swing Loans held by such Lender would exceed such Lender's
Maximum Commitment.

                           1(c) Term Loan Facility.  In the event the Lead Administrative Agent shall have notified the Company that
                                ------------------
the Majority Lenders shall have elected not to extend the then current Revolving Facility Maturity Date pursuant to Paragraph 5(m)
below, then the Company may, no later than ten (10) days prior to the then current Revolving Maturity Date, notify the Lenders in writing, through the Lead Administrative Agent, that it desires to convert the principal balance of Primary Loans outstanding on the then current Revolving Facility Maturity Date to a one year, non-amortizing term loan (the "Term Loan").  Subject to the conditions precedent set forth in Paragraph 7(c) below, on the then current Revolving Facility Maturity Date:  (1) all Swing Loans outstanding shall be  refunded by the Lenders in accordance with their respective Primary Percentage Shares, and (2) thereafter, the principal balance of Primary Loans outstanding on such date shall be automatically converted into the Term Loan, which Term Loan shall be held by each of the Lenders in accordance with their Primary Percentage Shares.  The date of such conversion shall be referred to herein as the "Conversion Date".  Following the Conversion Date no further borrowings shall be permitted under this Agreement, it being agreed and understood by the Company that any right of the Company to draw down undrawn portions of the Aggregate Credit Limit shall have terminated on the Conversion Date.

         2.    Requests for Loans; Funding.
               ---------------------------

                           2(a) Requests for Loans.  Subject to the advance notice required with respect to Eurodollar Loans pursuant
                                ------------------
to Paragraph 4(a) below, on any Business Day that the Company desires to borrow Primary Loans or Swing Loans, it shall deliver a Loan
Request, Interest Rate Election and Payoff Notice to the Lead Administrative Agent no later than:  (1) in the case of Primary Loans,
10:00 a.m. (Los Angeles time) on such date, and (2) in the case of Swing Loans, 11:00 a.m. (Los Angeles time) on such date; provided, however, that in the event the Lead Administrative Agent receives a request for a Swing Loan after 11:00 a.m. (Los Angeles time) on a
Business Day, the Lead Administrative Agent shall work with the Swing Line Lenders on a best efforts basis with a view toward funding the requested Swing Loans no later than 1:00 p.m. (Los Angeles time) on such date, the Company expressly acknowledging and agreeing that there is no assurance that any such funding can be provided.  Only one Loan Request, Interest Rate Election and Payoff Notice
requesting Primary Loans and only one Loan Request, Interest Rate Election and Payoff Notice requesting Swing Loans shall be submitted to the Lead Administrative Agent on any date.  Any request for Primary Loans shall be in such amount that the aggregate dollar amount of Primary Loans which the Lenders are required to actually newly fund with respect thereto is not less than
$5,000,000.00, and any request for Swing Loans shall be in an amount not less than $1,000,000.00.  On each Business Day on which a
Loan Request, Interest Rate Election and Payoff Notice is delivered to the Lead Administrative Agent, the Lead Administrative Agent
shall notify the applicable Lenders (which notification may be telephonic and, if telephonic, shall be promptly confirmed in writing)
no later than 11:00 a.m. (Los Angeles time) or in the case of a Swing Loan, 11:30 a.m. (Los Angeles time)) of the aggregate amount of
Primary Loans and/or Swing Loans which will be funded on such date.

                           2(b) Funding of Primary Loans and Swing Loans.  Primary Loans and Swing Loans requested pursuant to any
                                ----------------------------------------
Loan Request, Interest Rate Election and Payoff Notice shall be funded as follows:

                                    (1)     Each Lender shall make its Primary Percentage Share of Primary Loans available by wiring the amount thereof in immediately available same day (including Federal) funds, to the Funding Account no later than
         12:30 p.m. (Los Angeles time) on the proposed funding date; and

                                    (2)     Each Swing Line Lender shall make its Swing Line Percentage Share of each Swing Loan available by wiring the amount thereof in immediately available same day (including Federal) funds to the Funding Account no later than 2:00 p.m. (Los Angeles time) on the proposed funding date.

                           2(c) Funding Method.  Each Lender shall be entitled to fund and maintain all or any portion of its Primary
                                --------------
Percentage Share of Primary Loans and refund and maintain its Primary Percentage Share of Swing Loans, each Swing Lender shall be entitled to fund and maintain all or any portion of its Swing Line Percentage Share of Swing Loans and, following the Conversion
Date, each Lender shall be entitled to fund and maintain its Primary Percentage Share of the Term Loan in any manner it may determine in its sole discretion, including, without limitation, in the Grand Cayman inter-bank market, the eurocurrency inter-bank market and within the United States, but all calculations and transactions hereunder shall be conducted as though all Lenders actually fund and maintain Eurodollar Loans funded by them hereunder through the purchase of offshore dollar deposits in such amounts with maturities corresponding to the applicable Interest Periods.

                  3.  Payment of Principal; Prepayments.
                      ---------------------------------

                           3(a) Required Principal Payments.  Subject to the provisions of Paragraph 3(b) below, the Company shall pay
                                ---------------------------
to the Lead Administrative Agent for the account of the Lenders the unpaid principal balance of each Primary Loan which is a
Eurodollar Loan on the last day of the applicable Eurodollar Interest Period and the unpaid principal balance of each Primary Loan which is an Alternate Base Rate Loan and each Swing Loan on the Revolving Facility Maturity Date.  Following the Conversion Date, the
Company shall pay to the Lead Administrative Agent for the account of the Lenders the unpaid principal balance of the Term Loan on the Final Maturity Date.

                           3(b) Prepayments.  The Company:
                                -----------

                                    (1)     May voluntarily prepay Loans in whole or in part at any time; provided, however, that any prepayment shall be accompanied by accrued but unpaid interest on the Loan or portion thereof being prepaid.

                                    (2)     Shall pay in connection with any prepayment hereunder any amount payable on account thereof pursuant to Paragraph 4(e) below concurrently with such prepayment.

                  4.  Calculation and Payment of Interest; Related Provisions.
                      -------------------------------------------------------

                           4(a) Interest on Primary Loans and the Term Loan.
                                -------------------------------------------

                                    (1)     The Company shall pay interest to each Lender on such Lender's Primary Percentage Share of Primary Loans outstanding and, following the Conversion Date, on such Lender's Primary Percentage Share of the Term Loan, calculated, at the election of the Company made from time to time as permitted herein and set forth on a duly executed Loan
         Request, Interest Rate Election and Payoff Notice, at either:  (i) the Alternate Base Rate and/or (ii) the Applicable
         Eurodollar Rate.  Primary Loans and portions of the Term Loan bearing interest at the Alternate Base Rate shall be referred to herein as "Alternate Base Rate Loans" and Primary Loans and portions of the Term Loan bearing interest at the Applicable
         Eurodollar Rate shall be referred to herein as "Eurodollar Loans".

                                    (2)     The Company may elect from time to time to have Primary Loans funded as Alternate Base
         Rate Loans by giving the Lead Administrative Agent irrevocable notice of such election as set forth on a duly executed Loan
         Request, Interest Rate Election and Payoff Notice delivered on the proposed funding date.  The Company may elect from time to time to have Primary Loans funded as Eurodollar Loans by giving the Lead Administrative Agent at least three Eurodollar
         Business Days' prior irrevocable notice of such election by delivery of a duly executed Loan Request, Interest Rate Election and Payoff Notice.

                                    (3)     The Company may elect from time to time to convert Eurodollar Loans, including, following the Conversion Date, portions of the Term Loan being maintained as Eurodollar Loans, to Alternate Base Rate Loans by giving the Lead Administrative Agent irrevocable notice of such election as set forth on a duly executed Loan Request, Interest
         Rate Election and Payoff Notice delivered on the proposed conversion date; provided, however, that any conversion of
         Eurodollar Loans to Alternate Base Rate may only be made on the last day of the applicable Eurodollar Interest Period.  The
         Company may elect from time to time to convert Alternate Base Rate Loans, including, following the Conversion Date, portions of the Term Loan being maintained as Alternate Base Rate Loans, to Eurodollar Loans by giving the Lead Administrative Agent at least three Eurodollar Business Days' prior irrevocable notice of such election by delivery of a duly executed Loan
         Request, Interest Rate Election and Payoff Notice.

                                    (4)     Upon receipt of any Loan Request, Interest Rate Election and Payoff Notice, the Lead
         Administrative Agent shall promptly notify each of the Lenders thereof.  No Primary Loan shall be funded as a Eurodollar
         Loan and no outstanding Alternate Base Rate Loan shall be converted into a Eurodollar Loan if an Event of Default or
         Potential Default has occurred and is continuing on the day occurring two Business Days prior to the date of the funding or conversion requested by the Company or on the proposed funding or conversion date.

                                    (5)     Any Eurodollar Loan may be continued as such upon the expiration of the Interest Period applicable thereto by giving the Lead Administrative Agent (which shall notify the Lenders) at least three Eurodollar
         Business Days' prior irrevocable notice of such election as set forth on a duly executed Loan Request, Interest Rate
         Election and Payoff Notice; provided, however, that no Eurodollar Loan may be continued as such when any Event of Default or
         Potential Default has occurred and is continuing, but shall be automatically converted to an Alternate Base Rate Loan on the last day of the then current Interest Period applicable thereto.  The Lead Administrative Agent shall notify the Lenders and the Company promptly that such automatic conversion will occur.  If the Company shall fail to give notice as provided above, the Company shall be deemed to have elected to convert the affected Eurodollar Loan to an Alternate Base Rate Loan on the
         last day of the Interest Period applicable thereto.

                                    (6)     The Lead Administrative Agent shall give prompt written notice (or notice by telephone immediately confirmed in writing) to the Company and the Lenders of the applicable interest rate determined by the Lead
         Administrative Agent.

                                    (7)     Under no circumstances shall the Lenders be required to make or maintain Eurodollar Loans under this Agreement with more than an aggregate number of eight (8) different Eurodollar Interest Periods.

                           4(b) Interest on Swing Loans.  The Company shall pay interest to each Swing Line Lender on such Swing Line
                                -----------------------
Lender's Swing Line Percentage Share of Swing Loans outstanding from the date advanced to but not including the date of payment thereof at the Applicable Fed Funds Rate.

                           4(c) Payment of Interest.  The Company shall pay interest, in each case as more specifically provided in
                                -------------------
Paragraph 5(d) below:

                                    (1)     On Alternate Base Rate Loans and Swing Loans, monthly, in arrears, on the fifth day of each month for the period from and including the first day of the immediately preceding month to and including the last day of such month; and

                                    (2)     On Eurodollar Loans on the last day of the applicable Eurodollar Interest Period relating thereto.

                           4(d) Inability to Determine Rate.  In the event that the Lead Administrative Agent shall have determined
                                ---------------------------
(which determination shall be conclusive and binding upon the Company) that by reason of circumstances affecting the interbank eurodollar market adequate and reasonable means do not exist for ascertaining the Eurodollar Rate for any given Eurodollar Interest
Period, the Lead Administrative Agent shall forthwith give notice (which may be telephonic and promptly confirmed in writing or by facsimile transmission) of such determination to each Lender and to the Company at least two Eurodollar Business Days prior to, as the case may be, the conversion date of an Alternate Base Rate Loan to a Eurodollar Loan, the continuation of a Eurodollar Loan as such or the proposed funding of a Primary Loan as a Eurodollar Loan.  If such notice is given:  (1) any Alternate Base Rate Loan that was to have been converted to a Eurodollar Loan and any Primary Loan that was to have been funded as a Eurodollar Loan shall, subject to the provisions hereof, be continued or funded as an Alternate Base Rate Loan, and (2) any outstanding Eurodollar Loan shall be converted, on the last day of the then current Interest Period with respect thereto, to an Alternate Base Rate Loan.  Until such notice has been withdrawn by the Lead Administrative Agent, the Company shall not have the right to convert an Alternate Base Rate
Loan to a Eurodollar Loan, to continue a Eurodollar Loan as such or to fund a Primary Loan as a Eurodollar Loan.

                           4(e) Funding Indemnification.  In addition to all other payment obligations hereunder, in the event:
                                -----------------------
(1) any Eurodollar Loan is prepaid prior to the last day of the applicable Eurodollar Interest Period, whether following acceleration upon the occurrence of an Event of Default or otherwise, including, without limitation, pursuant to Paragraphs 14(a), 14(b) and 14(c)
below, or (2) the Company shall fail to make a conversion into or a borrowing as a Eurodollar Loan after the Company has given notice thereof as provided in Paragraph 4(a)(2) above, or (3) the Company shall fail to continue any Eurodollar Loan which it has elected to have continued as a Eurodollar Loan, or (4) the Company shall fail to make any payment of principal or interest on any Loan when due, then the Company shall immediately pay to each of the affected Lenders, through the Lead Administrative Agent, an additional amount compensating such Lender for all losses, costs and expenses incurred by such Lender in connection therewith, including, without limitation, such as may arise out of the re-employment of funds obtained by such Lender or from fees payable to terminate the deposits from which such funds were obtained, such losses, costs and expenses and the method of calculation thereof being set forth in reasonable detail in a statement delivered to the Company by such Lender, such statement to be conclusive in the absence of manifest error.  Under no circumstances shall any Lender have any obligation to remit monies to the Company upon prepayment of any
Eurodollar Loan, even under circumstances which do not result in the necessity for the payment by the Company of any amount hereunder.  The provisions hereof shall survive termination of this Agreement and payment of the outstanding Loans and all other
Obligations.

                           4(f) Illegality; Impracticality.  Notwithstanding any other provisions herein, if any law, regulation,
                                --------------------------
treaty or directive or any change therein or in the interpretation or application thereof shall or may in the opinion of any Lender make it unlawful or impractical for such Lender to make or maintain Eurodollar Loans:  (1) the commitment of such Lender hereunder to make, continue or convert into Eurodollar Loans shall forthwith be cancelled and (2) such Lender's Primary Percentage Share of Loans outstanding as Eurodollar Loans, if any, shall be converted automatically to Alternate Base Rate Loans at the end of their respective
Eurodollar Interest Periods or within such earlier period as required by law.  In the event of a conversion of any Eurodollar Loan prior to the end of its applicable Eurodollar Interest Period the Company hereby agrees promptly to pay each Lender, upon its written demand, the amounts required pursuant to Paragraph 4(e) above, it being agreed and understood that such conversion shall constitute a prepayment for all purposes hereof.  The provisions hereof shall survive the termination of this Agreement and payment of the outstanding Loans and all other Obligations.

                           4(g) Requirements of Law; Increased Costs.  In the event that a change subsequent to the date hereof in any
                                ------------------------------------
applicable law, regulation, treaty or directive or in the governmental or judicial interpretation or application thereof, or compliance by any Lender with any request or directive (whether or not having the force of law) issued subsequent to the date hereof by any central bank or other governmental authority, agency or instrumentality:

                                    (1)     Does or shall subject any Lender to any tax of any kind whatsoever with respect to this
         Agreement or any Loans purchased or made hereunder, or changes the basis of taxation of payments to such Lender of principal, fees, interest or any other amount payable hereunder (except for changes in the rate of tax on the overall net income of such Lender);

                                    (2)     Does or shall impose, modify or hold applicable any reserve, special deposit, compulsory loan or similar requirement against assets held by, or deposits or other liabilities in or for the account of, advances or loans by, or other credit extended by, or any other acquisition of funds by, any office of such Lender which are not otherwise included in the determination of the Alternate Base Rate or the Applicable Eurodollar Rate; or

                                    (3)     Does or shall impose on such Lender any other condition;

and the result of any of the foregoing is to increase the cost to such Lender of purchasing, making, agreeing to make, renewing or maintaining or issuing any Loan or to reduce any amount receivable in respect thereof then, in any such case, the Company shall promptly pay to such Lender, upon its written demand, any additional amounts necessary to compensate such Lender for such additional cost or reduced amounts receivable as determined by such Lender with respect to this Agreement or such credit extensions.  If a
Lender becomes entitled to claim any additional amounts pursuant to this Paragraph 4(g), it shall promptly notify the Company of the event by reason of which it has become so entitled.  A certificate as to any additional amounts payable pursuant to the foregoing sentence submitted by a Lender to the Company shall be conclusive in the absence of manifest error.  The obligations of the Company under this Paragraph 4(g) shall survive the termination of this Agreement and the payment of all other Obligations.

                           4(h) Taxes.
                                -----

                                    (1)     All payments made by the Company, the Lead Administrative Agent and the Lenders on
         account of the Obligations shall be made free and clear of, and without deduction or withholding for or on account of, any present or future income, stamp or other taxes, levies, imposts, duties, charges, fees, deductions or withholdings, now or hereafter imposed, levied, collected, withheld or assessed by any Governmental Authority, excluding, in the case of the
         Lenders, net income taxes and franchise taxes (imposed in lieu of net income taxes), imposed on the Lenders, as the case may be, as a result of a present or former connection between the jurisdiction of the government or taxing authority imposing such tax, or any political subdivision or taxing authority thereof or therein, and such Lender (other than a connection arising solely from such Lender having executed, delivered or performed its obligations or received a payment under, or enforced, the Credit Documents) (all such non-excluded taxes, levies, imposts, duties, charges, fees, deductions and withholdings being hereinafter called "Taxes").  If any Taxes are required to be withheld from any amounts payable  to any
         Lender under the Credit Documents, the amounts so payable by the Company to the Lead Administrative Agent for the benefit of such Lender shall be increased to the extent necessary to yield to such Lender (after payment of all Taxes) interest or any such other amounts payable thereunder at the rates or in the amounts specified in the Credit Documents.  Whenever any Taxes are payable by the Company or on behalf of the Company, as promptly as possible thereafter the Company shall send to the
         Lead Administrative Agent for its own account or for the account of such Lender, as the case may be, a certified copy of an original official receipt received by the Company showing payment thereof.  If the Company fails to pay any Taxes when due to the appropriate taxing authority or fails to remit to the Lead Administrative Agent the required receipts or other required documentary evidence, the Company shall indemnify the Lead Administrative Agent and such Lender for any incremental taxes, interest or penalties that may become payable by the Lead Administrative Agent and the Lenders as a result of any such failure.  The agreements in this subsection shall survive the termination of this Agreement and the payment of all other Obligations.  Each Lender by executing this Agreement represents and warrants to the Company and the Lead
         Administrative Agent that at the date of this Agreement no Taxes are imposed upon such Lender which would result in increased liability of the Company to such Lender pursuant to this Paragraph 4(h)(1).

                                    (2)     Each Lender that is not incorporated under the laws of the United States of
         America or a state thereof (each a "Non-U.S. Lender") agrees that it will, on or before the Effective Date or the effective date of any Additional Lender Agreement pursuant to which it becomes a Lender and on the request of the
         Lead Administrative Agent or the Company, (i) deliver to each of the Company and the Lead Administrative Agent two duly completed copies of United States Internal Revenue Service Form W-8ECI or W-8BEN or any successor form, certifying in either case that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes, and (ii) deliver to each of the Company and the Lead
         Administrative Agent a United States Internal Revenue Service Form W-8 or W-9, as the case may be, and certify that it is entitled to an exemption from United States backup withholding tax.  Each Non-U.S. Lender further undertakes to deliver to each of the Company and the Lead Administrative Agent (x) renewals or additional copies of such form (or any successor form) on or before the date that such form expires or becomes obsolete, and (y)
         after the occurrence of any event requiring a change in the most recent forms so delivered by it, such additional forms or amendments thereto as may be reasonably requested by the Company or the Lead Administrative Agent.  All
         forms or amendments described in the preceding sentence shall certify that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred after the relevant date and prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form or amendment with respect to it and such Lender advises the Company and the Lead Administrative Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.

                                    (3)     For any period during which a Non-U.S. Lender has failed to provide the
         Company with an appropriate form pursuant to subparagraph (2) above (unless such failure is due to a change after the relevant date in treaty, law or regulation, or any change in the interpretation or administration thereof by any governmental authority, occurring subsequent to the date on which a form originally was required to be provided), such Non-U.S. Lender shall not be entitled to indemnification under this Paragraph 4(h) with respect to Taxes; provided that, should a Non-U.S. Lender which is otherwise exempt from or subject to a reduced rate of withholding tax become subject to Taxes because of its failure to deliver a form required under subparagraph (2)
         above, the Company shall take (at the expense of the Non-U.S. Lender) such steps as such Non-U.S. Lender shall reasonably request to assist such Non-U.S. Lender to recover such Taxes.

                                    (4)     Any Lender that is entitled to an exemption from or reduction of withholding tax with respect to payments under this Agreement or any Note pursuant to the law of any relevant jurisdiction or any treaty shall deliver to the Company (with a copy to the Lead Administrative Agent), at the time or times prescribed by applicable law, such properly completed and executed documentation prescribed by applicable law as will permit such payments to be made without withholding or at a reduced rate.

                                    (5)     If the U.S. Internal Revenue Service or any other governmental authority of the United States or any other country or any political subdivision thereof asserts a claim that the Lead
         Administrative Agent did not properly withhold tax from amounts paid to or for the account of any Lender (because the appropriate form was not delivered or properly completed, because such Lender failed to notify the Lead
         Administrative Agent of a change in circumstances which rendered its exemption from withholding ineffective, or for any other reason), such Lender shall indemnify the Lead Administrative Agent fully for all amounts paid, directly or indirectly, by the Lead Administrative Agent as tax, withholding therefor, or otherwise, including penalties and interest, and including taxes imposed by any jurisdiction on amounts payable to the Lead
         Administrative Agent under this subparagraph, together with all costs and expenses related thereto (including attorneys fees and time charges of attorneys for the Lead Administrative Agent, which attorneys may be employees of the Lead Administrative Agent).  The obligations of the Lenders under this Paragraph 4(h) shall survive the termination of this Agreement and the payment of all other Obligations.

                           4(i) Buy-Down Provisions.  Notwithstanding anything contained in this Agreement, the Company and any
                                -------------------
individual Lender (as used in this Paragraph 4(i), a "Buy-Down Lender") may notify the Lead Administrative Agent in writing that the
Company and such Buy-Down Lender have entered into a Buy-Down Agreement with respect to all or a portion of the Loans from time to time outstanding held by such Buy-Down Lender (the Loans held by such Buy-Down Lender which are subject to a Buy-Down Agreement being referred to herein as "Buy-Down Rate Loans"), and that, pursuant to said Buy-Down Agreement, the interest rate otherwise applicable to the Buy-Down Rate Loans during any interest calculation period shall be reduced to the Buy-Down Rate and the interest otherwise payable by the Company to such Buy-Down Lender during such interest calculation period shall be reduced accordingly.  Interest payable to such Buy-Down Lender with respect to Buy-Down Rate Loans shall be billed as provided in Paragraph 5(d) below.  In no event shall the Lead Administrative Agent have any obligation or duty to verify the amount of any Buy-Down Deposits supporting the pricing of Buy-Down Rate Loans held by any Buy-Down Lender or the amount of any interest billing with respect thereto.  Any deficiency fees payable to such Buy-Down Lender by the Company under the applicable Buy-Down Agreement shall be billed by such Buy-Down Lender to the
Company directly.  Any Buy-Down Lender may elect not to make demand for the payment of deficiency fees accruing in respect of
Buy-Down Deposits from time to time and it is expressly agreed and understood that: (1) any such deficiency fee shall not, by reason of such failure of such Buy-Down Lender or otherwise, be deemed to have been waived by such Buy-Down Lender (except as such waiver is expressly acknowledged in writing by such Buy-Down Lender from time to time), and (2) all deficiency fees accrued and unpaid hereunder and not so expressly waived, whether or not previously declared due and owing by any such Buy-Down Lender, shall automatically be due and payable in full upon the Revolving Facility Maturity Date or, following the Conversion Date, the Final
Maturity Date.

                           4(j) Obligation of Lenders to Mitigate; Replacement of Lenders.  Each Lender agrees that:
                                ---------------------------------------------------------

                                    (1)     As promptly as practicable after the officer of such Lender responsible for administering the Loans of such Lender becomes aware of any event or condition that would entitle such Lender to receive payments under
         Paragraph 4(g) above or to cease making Eurodollar Loans pursuant to Paragraph 4(f) above, such Lender will use reasonable efforts (i) to make, issue, fund or maintain the affected Loans of such Lender through another lending office of such Lender or (ii) take such other measures as such Lender may deem reasonable, if as a result thereof the additional amounts which would otherwise be required to be paid to such Lender pursuant to Paragraph 4(g) above would be materially reduced or eliminated or the conditions rendering such Lender incapable of making Eurodollar Loans under Paragraph 4(f) above no longer would be applicable, and if, as determined by such Lender in its sole discretion, the making, issuing, funding or maintaining of such Loans through such other lending office or in accordance with such other measures, as the case may be, would not otherwise materially adversely affect such Loans or the interests of such Lender.

                                    (2)     If the Company receives a notice pursuant to Paragraph 4(g) above or a notice pursuant to
         Paragraph 4(f) above stating that a Lender is unable to extend Eurodollar Loans (for reasons not generally applicable to the
         Majority Lenders), so long as (i) no Potential Default or Event of Default shall have occurred and be continuing, (ii) the
         Company has obtained a commitment from another Lender or another financial institution reasonably acceptable to the Lead
         Administrative Agent to purchase at par such Lender's Loans, Maximum Commitment and accrued interest and fees and to assume all obligations of the Lender to be replaced under the Credit Documents, and (iii) such Lender to be replaced is unwilling to withdraw the notice delivered to the Company, upon thirty (30) days' prior written notice to such Lender and the Lead
         Administrative Agent and payment of any amounts due under Paragraph 4(g) above, the Company may require, at the Company's expense and subject to Paragraph 4(e) above, the Lender giving such notice to assign, without recourse, all of its Loans,
         Maximum Commitment and accrued interest and fees to such other Lender or financial institution pursuant to the provisions of
         Paragraph 14 below.  Following such assignment, the assigning Lender shall retain the benefits of Paragraphs 4(g) and 4(h)
         above and Paragraph 9(g) below as the same relate to the period prior to the effective date of such assignment.

                  5.  Miscellaneous Lending Provisions.
                      --------------------------------

                           5(a) Use of Proceeds.  The proceeds of Loans shall be utilized by the Company for general corporate
                                ---------------
purposes, including, without limitation, repayment of Indebtedness of the Company to the Parent permitted to be repaid by the Company to the Parent pursuant to the terms of the Credit Documents, and including CPNs.

                           5(b) Assumption of Funding/Purchase.  The Lead Administrative Agent may (but shall not be obligated to)
                                ------------------------------
assume that each Lender has advanced its Primary Percentage Share of Primary Loans and that each Swing Line Lender has advanced its
Swing Line Percentage Share of Swing Loans required to be funded by such Lender hereunder on the funding date therefor and may, in reliance upon such assumption, make available to the Company on such date a corresponding amount.  If and to the extent any Lender shall not have so made such amounts available, such Lender and the Company jointly and severally agree to repay to the Lead
Administrative Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Company until the date such amount is repaid to the Lead Administrative Agent, at, in the case of the
Company, the interest rate applicable at the time to the subject Loan and, in the case of the Lenders, the Federal Funds Effective
Rate.  If such Lender shall repay to the Lead Administrative Agent such corresponding amount, such amount so repaid shall constitute such Lender's Primary Percentage Share or Swing Line Percentage Share, as applicable, of the subject Loan, as applicable for all purposes of the Credit Documents as of the date such Loan was made.  Nothing contained herein shall affect the liability of any
Lender for its failure to make its Primary Percentage Share of Primary Loans or its Swing Line Percentage Share of Swing Loans
available to the Company as required pursuant to this Agreement and the other Credit Documents.

                           5(c) Evidence of Indebtedness.  The obligation of the Company to repay Loans shall be evidenced by
                                ------------------------
notations on the books and records of the Lead Administrative Agent and the Lenders.  Such accounts shall be conclusive absent manifest error.  Any failure to record the advance of any Loan, the interest rate applicable thereto or any other information regarding the Obligations, or any error in doing so, shall not limit or otherwise affect the obligation of the Company with respect to any of the Obligations.  Upon the request of any Lender, the Company shall promptly execute a promissory note or promissory notes in favor of such Lender evidencing the Obligations held by such Lender hereunder.

                           5(d) Interest and Fee Billing and Payment.  The Lead Administrative Agent shall:
                                ------------------------------------

                                    (1)     On or before the first Business Day of each month notify the Company (which notification may be telephonic) of the estimated amount of interest payable with respect to Alternate Base Rate Loans and Swing Loans as of the fifth day of the current month for the period from and including the first day of the immediately preceding month to and including the last day of such month, with the actual amount confirmed by notification by the Lead Administrative Agent to the Company (which notification may be telephonic and which, if telephonic, shall be promptly confirmed in writing) given no later than 9:00 a.m. (Los Angeles time) on the due date of payment thereof;

                                    (2)     On the last day of the Interest Period for each Eurodollar Loan notify the Company (which notification may be telephonic and which, if telephonic, shall be promptly confirmed in writing) of the amount of interest payable on such date on account thereof;

                                    (3)     On or before the first Business Day of the first month of each calendar quarter notify the Company (which notification may be telephonic) of the amount of facility fees payable pursuant to Paragraph 5(i)(2)
         below on the fifth day of such month for the period from and including the first day of the first month of the immediately preceding calendar quarter to and including the last day of such calendar quarter, with the actual amount confirmed by notification by the Lead Administrative Agent to the Company (which notification may be telephonic and which, if telephonic, shall be promptly confirmed in writing) given no later than 9:00 a.m. (Los Angeles time) on the due date of payment thereof;
         and

                                    (4)     From time to time upon the request of any Lender, deliver to the Company a funding indemnification billing for amounts payable to such Lender pursuant to Paragraph 4(e) above or a billing for amounts payable to such Lender pursuant to Paragraphs 4(g), 4(h) and 4(i) above and Paragraph 5(l) below.

The Company shall pay the full amount of interest and fees of which it has been notified pursuant to subparagraphs (1) and (3) above on the fifth day of each month, shall pay the full amount of interest of which it has been notified pursuant to subparagraph (2)
above on the date such notification is given and shall pay the full amount of each billing delivered to it pursuant to subparagraph (4) above within five Business Days thereafter.  Interest payable with respect to Buy-Down Loans prior to the occurrence of an Event of Default and acceleration of the Obligations shall be billed to the Company directly by each Buy-Down Lender in accordance with the timeframes set forth in subparagraph (1) above, and the Company shall pay the full amount of interest due on
Buy-Down Loans directly to such Buy-Down Lender on the fifth day of each month.  Following the occurrence of an Event of Default and acceleration of the Obligations, interest payable on all Loans shall be billed through the Lead Administrative Agent.

                           5(e) Nature and Place of Payments.  Except as otherwise expressly provided in the Credit Documents, all
                                ----------------------------
payments made on account of the Obligations shall be made to the Lead Administrative Agent at the Contact Office for distribution to the Lenders, as the Company shall, subject to Paragraph 5(h) below, direct pursuant to a Loan Request, Interest Rate Election and
Payoff Notice, without set-off or counterclaim in lawful money of the United States of America in immediately available same day funds, and must be received by the Lead Administrative Agent accompanied by a Loan Request, Interest Rate Election and Payoff Notice
at the Contact Office by 11:30 a.m. (Los Angeles time) on the day of payment, it being expressly agreed and understood that if a payment is received after 11:30 a.m. (Los Angeles time) by the Lead Administrative Agent or the Lead Administrative Agent does not receive a Loan Request, Interest Rate Election and Payoff Notice therefor, such payment will be considered to have been made on the next succeeding Business Day or such later date as the Lead Administrative Agent receives the Loan Request, Interest Rate Election and Payoff Notice therefor and interest thereon shall be payable by the Company at the then applicable rate during such extension.
If any payment required to be made by the Company hereunder becomes due and payable on a day other than a Business Day, the due date thereof shall be extended to the next succeeding Business Day and interest thereon shall be payable at the then applicable rate during such extension.  The Lead Administrative Agent is hereby authorized to debit accounts of the Company maintained with the Lead
Administrative Agent for amounts payable by the Company under this Agreement through the Lead Administrative Agent and the Lead
Administrative Agent will promptly notify the Company of any such debit.

                           5(f) Post-Default Interest.  Following the occurrence of an Event of Default and until such Event of
                                ---------------------
Default is cured or waived as provided herein, Obligations shall bear interest at a per annum rate equal to the Alternate Base Rate plus three percent (3%).

                           5(g) Computations.  All computations of interest and fees payable hereunder shall be based upon a year of
                                ------------
360 days for the actual number of days elapsed.  The determination by the Lead Administrative Agent of any interest rate hereunder shall be conclusive and binding on the Company and the Lenders absent manifest error.

                           5(h) Disbursement of Payments Received.
                                ---------------------------------

                                    (1)     All amounts received by the Lead Administrative Agent on account of the Obligations shall be disbursed by the Lead Administrative Agent to the Lenders by wire transfer prior to the cut-off deadline of the Federal
         Reserve Wire System on the date of receipt if received by the Lead Administrative Agent before 11:30 a.m. (Los Angeles time)
         and accompanied by a Loan Request, Interest Rate Election and Payoff Notice (or disbursed on the day of receipt although received later than 11:30 a.m. (Los Angeles time) with the agreement of the Lead Administrative Agent and any Lender) or if
         received later or if the Lead Administrative Agent has not received a Loan Request, Interest Rate Election and Payoff Notice
         therefor, on the next succeeding Business Day or such later date as the Lead Administrative Agent receives the Loan Request,
         Interest Rate Election and Payoff Notice relating thereto, without interest payable by the Lead Administrative Agent.

                                    (2)     Prior to the occurrence of an Event of Default and acceleration of the Obligations, amounts received by the Lead Administrative Agent on account of the Obligations shall be disbursed in accordance with the written direction of the Company, subject only to the requirements that amounts disbursed to the Lenders on account of
         Primary Loans or the Term Loan be disbursed pro rata in accordance with the Lenders' respective Primary Percentage Shares and that amounts disbursed to the Swing Line Lenders on account of Swing Loans be disbursed pro rata in accordance with the
         Swing Line Lenders' respective Swing Line Percentage Shares.

                                    (3)     Following the occurrence of an Event of Default and acceleration of the Obligations, amounts received by the Lead Administrative Agent on account of the Obligations shall be disbursed as follows:  (i)  first among the Lenders, pro rata in accordance with their respective Primary Percentage Shares, on account of the Obligations until the Obligations have been paid in full, and (ii) then, to the Lead Administrative Agent with respect to the remaining
         Obligations held by it in its capacity as Lead Administrative Agent until such Obligations have been paid in full.

                           5(i) Fees.  The Company shall pay:
                                ----

                                    (1)     To the Lead Administrative Agent, such fees as may from time to time be agreed upon in writing by the Lead Administrative Agent and the Company; and

                                    (2)     To each of the Lenders, a facility fee, said fee to be payable quarterly in arrears on the fifth day of the first month of each calendar quarter for the period from and including the first day of the first month of the immediately preceding calendar quarter to and including the last day of such calendar quarter and on the Revolving
         Facility Maturity Date or, following the Conversion Date, the Final Maturity Date, in an amount equal to such Lender's daily average Primary Percentage Share during the applicable calculation period multiplied by:  (i) (y) to and including the
         Revolving Facility Maturity Date, the average daily Aggregate Credit Limit during such calculation period and (z) following the Conversion Date, the average daily outstanding principal balance of the Term Loan, multiplied by (ii) the product of
         a. 0.08% and b. a fraction the numerator of which is the number of days in the applicable calculation period and the
                      --
         denominator of which is 360.

                           5(j) Wire Transfers of Funds.  Notwithstanding anything to the contrary contained herein and in the other
                                -----------------------
Credit Documents, funds which the Lead Administrative Agent and the Lenders are transmitting by wire transfer shall be deemed to have been sent and received upon release by the transmitting party of such funds into the Federal Reserve Wire System.

                           5(k) Reduction in Aggregate Credit Limit.  From the Effective Date to but not including the Revolving
                                -----------------------------------
Facility Maturity Date, upon not less than thirty (30) days' prior written notice to the Lead Administrative Agent, which shall promptly transmit such notice to each of the Lenders, the Company may permanently reduce the Aggregate Credit Limit in full or in increments of $5,000,000.00 (with such reduction allocated pro rata against the Lenders' respective Maximum Commitments); provided, however, that any such reduction shall be in a minimum amount of $25,000,000.00; and, provided, further, that upon the effective date of any such reduction, the aggregate amount of Loans outstanding shall not exceed the Aggregate Credit Limit as so reduced.

                           5(l) Capital Requirements.  The Company shall pay from time to time upon demand such amounts as any Lender
                                --------------------
may determine to be necessary to compensate such Lender for all reasonable costs which such Lender determines are attributable to its making, agreeing to make, purchasing or maintaining its Primary Percentage Share of any Primary Loan or, following the Conversion
Date, of the Term Loan, or its Swing Line Percentage Share of any Swing Loan under this Agreement, including, without limitation, reserve requirements attributed to the unused portion of the Aggregate Credit Limit, in respect of any amount of capital required to be maintained by such Lender pursuant to any law or regulation of any jurisdiction or any interpretation, directive or request affecting banks, savings and loan institutions and/or financial institutions generally notwithstanding the creditworthiness of any particular bank, savings and loan institution or other financial institution (whether or not having the force of law) of any court or governmental or monetary authority, whether in effect on the date of this Agreement or thereafter.  A certificate as to any amounts payable pursuant hereto submitted by a Lender to the Company shall be conclusive in the absence of manifest error.  The obligations of the Company under this Paragraph 5(l) shall survive the termination of this Agreement and the payment of all Loans and all other
Obligations.

                  5(m)   Extension of Revolving Facility Maturity Date.
                         ---------------------------------------------

                           (1)      The Company may, by written notice to the Lead Administrative Agent (such notice being an
         "Extension Notice") given no earlier than ninety (90) days and no later than forty-five (45) days prior to the then current
         Revolving Facility Maturity Date, request the Lenders to consider an extension of the then current Revolving Facility
         Maturity Date to a date 364 days after the then current Revolving Facility Maturity Date.  The Lead Administrative Agent
         shall promptly transmit any Extension Notice to each Lender.  Each Lender shall notify the Lead Administrative Agent in writing whether it agrees to so extend the then current Revolving Facility Maturity Date no later than twenty (20) days prior to the then current Revolving Facility Maturity Date, and any such notice given by a Lender to the Lead Administrative
         Agent, once given, shall be irrevocable as to such Lender.  Any Lender which does not expressly and timely notify the Lead
         Administrative Agent that it agrees to so extend the then current Revolving Facility Maturity Date shall be deemed to have rejected the Company's request for extension thereof.  Lenders agreeing to extend the then current Revolving Facility
         Maturity Date are hereinafter referred to as "Continuing Lenders," and Lenders declining to consent to the extension thereof
         (or Lenders deemed to have so declined) are hereinafter referred to as "Non-Extending Lenders".  If the Majority Lenders
         elect to so extend the then current Revolving Facility Maturity Date, the Lead Administrative Agent shall notify the Company of such election no later than fifteen (15) days prior to the then current Revolving Facility Maturity Date, and effective on the then current Revolving Facility Maturity Date and subject to the conditions precedent to such extension set forth in
         Paragraph 7(c) below, the Revolving Facility Maturity Date shall be automatically deemed so extended and the Aggregate
         Credit Limit shall be automatically deemed to be the aggregate Maximum Commitments of the Continuing Lenders (including, if applicable, any new Lenders who become Continuing Lenders pursuant to subparagraph (4) below).  Upon the delivery of an
         Extension Notice the Company shall be deemed to have represented and warranted that on and as of the date of such Extension
         Notice no Potential Default or Event of Default has occurred and is continuing.  It is expressly acknowledged and agreed by the Company that no Lender shall have any obligation to extend any Revolving Facility Maturity Date, or, having agreed to such an extension on any one or more occasions, to agree to any future extension and that any such decision by a Lender is in such Lender's sole and absolute discretion.

                           (2)      If a Revolving Facility Maturity Date shall have been extended in accordance with subparagraph (1)
         above, then upon the effectiveness of such extension, all references herein to the "Revolving Facility Maturity Date" shall refer to the Revolving Facility Maturity Date as so extended.

                           (3)      If any Lender shall elect not to extend the then current Revolving Facility Maturity Date as requested by any Extension Notice given by the Company pursuant to subparagraph (1) above but the Majority Lenders have agreed to do so, then concurrently with the effectiveness of such extension, the Maximum Commitment of such Lender shall terminate and the Company shall on such date pay to the Lead Administrative Agent, for the account of such Lender, the principal amount of, and accrued interest on, such Lender's Loans, together with any amounts payable to such Lender pursuant to Paragraph 4(e) above and any fees or other amounts owing to such Lender under this Agreement and the other Credit
         Documents.  Following such termination, the Non-Extending Lender shall retain the benefits of Paragraphs 4(g) and 4(h) above and Paragraph 9(g) below as the same relate to the period prior to the effective date of such termination.

                           (4)      A Non-Extending Lender shall be obligated, at the request of the Company and subject to payment by the Company to the Lead Administrative Agent for the account of such Non-Extending Lender of the principal amount of, and accrued interest on, such Lender's Loans, together with any amounts payable to such Lender pursuant to Paragraph 4(e) above and any fees or other amounts owing to such Lender under this Agreement and the other Credit Documents, to transfer its
         Maximum Commitment or portions thereof to an Applicant Financial Institution and/or to one or more Continuing Lenders on the terms and subject to the conditions set forth in Paragraphs 14(a), 14(b) and 14(c) below, any such transfer to be without recourse, representation, warranty (other than good title to its Loans) or expense to such Non-Extending Lender, at any time prior to the then current Revolving Facility Maturity Date.  Each such transferee, if not already a Continuing Lender hereunder, shall become a Continuing Lender hereunder in replacement of the Non-Extending Lender to the extent of the
         Maximum Commitment transferred to it shall enjoy all rights and assume all obligations on the part of the Lenders set forth in this Agreement and the other Credit Documents.  Following such transfer, the Non-Extending Lender shall retain the benefits of Paragraphs 4(g) and 4(h) above and Paragraph 9(g) below as the same relate to the period prior to the effective date of such transfer.

                           (5)      No Loan Request, Interest Rate Election and Payoff Notice  delivered prior to the then current
         Revolving Facility Maturity Date and requesting the funding of a Loan following such then current Revolving Facility
         Maturity Date shall be applicable to a Non-Extending Lender; provided, however, that nothing contained herein shall in any manner or to any extent relieve a Non-Extending Lender from its funding obligations hereunder prior to such current
         Revolving Facility Maturity Date.

                  6.  Guaranty; Subordination; Additional Documents.
                      ---------------------------------------------

                           6(a) Guaranty and Subordination Agreement.  As support for the Obligations, the Company shall execute and
                                ------------------------------------
deliver and shall cause to be executed and delivered to the Lead Administrative Agent on behalf of the Lenders:  (1) the Guaranty and
(2) the Subordination Agreement.

                           6(b) Further Documents.  The Company agrees to execute and deliver and to cause to be executed and
                                -----------------
delivered to the Lead Administrative Agent or such Persons as the Lead Administrative Agent may direct from time to time such documents, instruments and agreements as the Lead Administrative Agent on behalf of the Lenders may reasonably request, which are in any of the Lenders' judgment necessary or desirable to obtain for the Lead Administrative Agent, the Co-Administrative Agent, the
Documentation Agent, the Syndication Agent, the Arranger, the Co-Arrangers, the Co-Agents and the Lenders the benefit of the Credit
Documents.

                  7.  Conditions Precedent.
                      --------------------

                           7(a) First Loan.  As conditions precedent to the Effective Date and the funding of the first Loan hereunder:
                                ----------

                                    (1)     There shall have been delivered to the Lead Administrative Agent, in form and substance and in quantities reasonably satisfactory to the Lenders and their counsel, the following:

                                            (i)      A duly executed copy of this Agreement;

                                            (ii)     A duly executed copy of the Guaranty;

                                            (iii)    A duly executed copy of the Subordination Agreement;

                                            (iv)     Such credit applications, financial statements, pro forma financial statements, authorizations and information concerning the Company and its business, operations and condition (financial and otherwise) as the Lead Administrative Agent or any Lender may reasonably request;

                                            (v)      Certified copies of resolutions of the Boards of Directors of the Company and the Parent approving the execution and delivery of all documents required to be delivered by the Company and the
                  Parent hereunder;

                                            (vi)     Certificates of the Secretary or an Assistant Secretary of each of the Company and the Parent certifying the names, incumbency and true signatures of the officers of the Company and the Parent authorized to sign the documents required to be executed and delivered by the Company and the Parent hereunder;

                                            (vii)    An opinion of counsel for the Company and the Parent (which counsel may be in-house counsel) in form and substance satisfactory to the Lenders and covering such matters as the Lenders may reasonably request;

                                            (viii)   A certificate of an executive officer of each of the Company and the Parent in the form of that attached hereto as Exhibit A dated as of the date of this Agreement; and
                                                      ---------

                                            (ix)     A Covenant Compliance Certificate, dated as of February 28, 2001, for each of the Company and the Parent demonstrating in detail satisfactory to the Lenders the Company's compliance with the covenants set forth in Paragraphs 10(g), 10(i) and 10(j) below, and the Parent's compliance with the financial covenants set forth in Paragraphs 11(d) and 11(e) of the Guaranty.

                                    (2)     All acts and conditions (including, without limitation, the obtaining of all necessary regulatory approvals and the making of all required filings, recordings and registrations) required to be done and performed and to have happened precedent to the execution, delivery and performance of the Credit Documents and to constitute the same legal, valid and binding obligations, enforceable in accordance with their respective terms, shall have been done and performed and shall have happened in due and strict compliance with all applicable laws.

                                    (3)     All documentation, including, without limitation, documentation for corporate and legal proceedings in connection with the transactions contemplated by the Credit Documents, shall be satisfactory in form and substance to the Lenders and their counsel.

                                    (4)     The Company shall have delivered to the Arranger a letter acceptable to the Arranger regarding the payment by the Company to the Arranger of fees, and the Company shall have paid all fees required under such letter to have been paid prior to the funding of the first Loan hereunder.

                                    (5)     No material adverse change in the business, operations, assets or financial or other condition of the Company or the Company and its consolidated Subsidiaries taken as a whole shall have occurred since the
          Statement Date and the Company by presenting the initial Loan Request, Interest Rate Election and Payoff Notice shall be deemed to have so represented and warranted hereunder.

                                    (6)     There shall be no "Loans" or other "Obligations" outstanding under (and as those terms are defined in) the Existing Credit Agreement.

                           7(b) All Primary Loans and Swing Loans.  As conditions precedent to the funding of each Primary Loan and
                                ---------------------------------
Swing Loan hereunder, including the first such Loan, at and as of the date of, and after giving effect to, the funding of such Loan:

                                   (1)      The representations and warranties of the Company and the Parent contained in the Credit
         Documents shall be accurate and complete in all respects as of such date;

                                   (2)      If there has occurred a Potential Default or an Event of Default (other than under
         Paragraph 11(a) below or under Paragraph 11(e) below resulting from a breach or potential breach of Paragraph 10(i) or 10(j)
         below), the Majority Lenders have not elected in writing to cease funding Loans hereunder;

                                   (3)      If there has occurred an Event of Default under Paragraph 11(a) below, one hundred percent (100%) of the Lenders have elected in writing to waive such Event of Default;
                                   (4)      If there has occurred an Event of Default or Potential Default under Paragraph 11(e)
         below resulting from a breach or potential breach of Paragraph 10(i) or 10(j) below, the Majority Lenders have elected in writing to waive such Event of Default or Potential Default;

                                   (5)      Following the making of such Loan, the aggregate principal amount of Primary Loans and
         Swing Loans outstanding shall not exceed the applicable limitations of Paragraphs 1(a) and 1(b) above nor shall the aggregate principal amount of Primary Loans held by any Lender plus such Lender's Percentage Share of Swing Loans outstanding or exceed such Lender's Maximum Commitment; and

                                   (6)      The Company shall have delivered to the Lead Administrative Agent a duly executed Loan
         Request, Interest Rate Election and Payoff Notice requesting such Loan.

By delivering a Loan Request, Interest Rate Election and Payoff Notice to the Lead Administrative Agent, the Company shall be deemed to have represented and warranted the accuracy and completeness of the statements set forth in subparagraphs (b)(1) through (b)(6)
above and all information set forth in such Loan Request, Interest Rate Election and Payoff Notice.

                           7(c) Extension of Revolving Facility Maturity Date; Term Loan.  As conditions precedent to the
                                --------------------------------------------------------
effectiveness of any extension of the Revolving Facility Maturity Date pursuant to Paragraph 5(m) above or the conversion of Loans outstanding to the Term Loan, on and as of the proposed effective date of such extension or the Conversion Date, as applicable:

                                   (1)      The representations and warranties of the Company and the Parent contained in the Credit
         Documents shall be accurate and complete in all respects as of such date;

                                   (2)      There shall not have occurred a Potential Default or an Event of Default; and

                                   (3)      In the case of the Conversion Date, after giving effect to the conversion of Loans outstanding into the Term Loan, no Lender's Primary Percentage Share of the Term Loan shall exceed such Lender's Maximum
         Commitment.

By delivering an Extension Notice or a Loan Request, Interest Rate Election and Payoff Notice for the Term Loan to the Lead
Administrative Agent, the Company shall be deemed to have represented and warranted the accuracy and completeness of the statements set forth in subparagraphs (c)(1) through (c)(3) above.

                  8.  Representations and Warranties of the Company.  As an inducement to the Lead Administrative Agent, the
                      ---------------------------------------------
Co-Administrative Agent, the Documentation Agent, the Syndication Agent, the Arranger, the Co-Arrangers, the Co-Agents and each
Lender to enter into this Agreement, the Company represents and warrants to the Lead Administrative Agent, the Co-Administrative
Agent, the Documentation Agent, the Syndication Agent, the Arranger, the Co-Arrangers, the Co-Agents and each Lender that:

                           8(a) Financial Condition.  The financial statements dated the Statement Date, copies of which have
                                -------------------
heretofore been furnished to each Lender, are complete and correct and present fairly in accordance with GAAP the consolidated and consolidating financial condition of the Company and its consolidated Subsidiaries at such date and the consolidated and consolidating results of their operations and changes in financial position for the fiscal period then ended.

                           8(b) Corporate Existence; Compliance with Law.  Each of the Company and its Subsidiaries:  (1) is duly
                                ----------------------------------------
organized, validly existing and in good standing as a corporation under the laws of the state of its incorporation, and is in good standing as a foreign corporation in each jurisdiction where its ownership of property or conduct of business requires such qualification and where failure to be in good standing could have a material adverse effect on the Company, any of its Subsidiaries, or their respective property and/or business or on the ability of the Company or the Parent to pay or perform the Credit Documents;
(2) has the corporate power and authority and the legal right to own and operate its property and to conduct business in the manner in which it does and proposes so to do; and (3) is in compliance with all Requirements of Law and Contractual Obligations except to the extent that failure to comply could not have a material adverse effect on the Company, any of its Subsidiaries, or their respective property and/or business or on the ability of the Company or the Parent to pay or perform the Credit Documents.

                           8(c) Corporate Power; Authorization; Enforceable Obligations.  Each of the Company and the Parent has the
                                -------------------------------------------------------
corporate power and authority and the legal right to execute, deliver and perform the Credit Documents to which it is a party and, in the case of the Company, to borrow hereunder, and has taken all necessary corporate action to authorize the execution, delivery and performance of the Credit Documents.  The Credit Documents have been duly executed and delivered on behalf of each of the Company and the Parent and constitute legal, valid and binding obligations of such party enforceable against such party in accordance with their respective terms.

                           8(d) No Legal Bar.  The execution, delivery and performance of the Credit Documents, the borrowings
                                ------------
thereunder and the use of the proceeds thereof, will not violate any Requirement of Law or any Contractual Obligation of the Company
or the Parent to the extent that failure to comply therewith could have a material adverse effect on the Company or its property and/or business or on the ability of the Company or the Parent to pay or perform the Credit Documents.

                           8(e) No Material Litigation.  Except as disclosed on Exhibit B attached hereto, no litigation,
                                ----------------------                          ---------
investigation or proceeding of or before any court, arbitrator or Governmental Authority is pending or, to the knowledge of the
Company, threatened by or against the Company or any of its Subsidiaries or against any of such parties' properties or revenues involving amounts, in the case of any such individual litigation, investigation or proceeding, in excess of $10,000,000.00 or which, regardless of the amount in controversy, is likely to be adversely determined and which, if adversely determined, could have a material adverse effect on the business, operations, property or financial or other condition of the Company or any of its
Subsidiaries.

                           8(f) Taxes.  The Company and each of its Subsidiaries have filed or caused to be filed all tax returns that
                                -----
are required to be filed and have paid all taxes (other than incidental local business and other municipal taxes which are not material to the operation of the Company and its Subsidiaries) shown to be due and payable on said returns or on any assessments made against them or any of their property other than taxes which are being contested in good faith by appropriate proceedings and as to which the Company or the applicable Subsidiary has established adequate reserves in conformity with GAAP.

                           8(g) Investment Company Act.  The Company is not an "investment company" or a company "controlled" by an
                                ----------------------
"investment company" within the meaning of the Investment Company Act of 1940, as amended.

                           8(h) Subsidiaries.  Exhibit C attached hereto sets forth an accurate and complete list of all presently
                                ------------   ---------
existing Subsidiaries of the Company, their respective jurisdictions of incorporation and the percentage of their capital stock owned by the Company or other Subsidiaries of the Company.  All of the issued and outstanding shares of capital stock of the Subsidiaries of the Company have been duly authorized and issued and are fully paid and non-assessable.

                           8(i) Federal Reserve Board Regulations.  Neither the Company nor any of its Subsidiaries is engaged or will
                                ---------------------------------
engage, principally or as one of its important activities, in the business of extending credit for the purpose of "purchasing" or
"carrying" any "margin stock" within the respective meanings of such terms under Regulation U.  No part of the proceeds of any Loan made hereunder will be used for "purchasing" or "carrying" "margin stock" as so defined or for any purpose which violates, or which would be inconsistent with, the provisions of the Regulations of the Board of Governors of the Federal Reserve System.

                           8(j) ERISA.  The Company and each of its Subsidiaries are in compliance in all material respects with the
                                -----
requirements of ERISA and no Reportable Event has occurred under any Plan maintained by the Parent, the Company or any of its or their Subsidiaries which is likely to result in the termination of such Plan for purposes of Title IV of ERISA.

                           8(k) Assets.  The Company and each of its Subsidiaries have good and marketable title to all property and
                                ------
assets reflected in the financial statements referred to in Paragraph 8(a) above, except property and assets sold or otherwise disposed of in the ordinary course of business subsequent to that date.  Neither the Company nor any of its Subsidiaries has outstanding Liens on any of its properties or assets nor are there any security agreements to which the Company or any of its
Subsidiaries is a party, or title retention agreements, whether in the form of leases or otherwise, of any personal property except as reflected in said financial statements referred to in Paragraph 8(a) above or as permitted under Paragraph 10(a) below.

                  9.  Affirmative Covenants.  The Company hereby covenants and agrees with the Lead Administrative Agent and each
                      ---------------------
Lender that, as long as any Obligations remain unpaid or any Lender has any obligation to make all or any portion of any Loans, the
Company shall:

                           9(a) Financial Statements.  Furnish or cause to be furnished directly to the Lead Administrative Agent and
                                --------------------
each Lender:

                                    (1)     Within ninety (90) days after the last day of each fiscal year of the Parent, consolidated statements of income and statements of changes in cash flow of the Parent and its Subsidiaries for such year and a balance sheet as of the end of such year (including therein as supplemental information, consolidating statements of income and statements of changes in cash flow and balance sheets as of the end of such year) in each case presented fairly in accordance with GAAP and, in the case of the Company, the requirements of HUD Handbook IG 4000.3 REV and accompanied, in all cases, by an unqualified report of a firm of independent certified public accountants acceptable to the Majority
         Lenders;

                                    (2)     Within forty-five (45) days after the last day of each fiscal quarter, consolidated and consolidating statements of income and statements of changes in cash flow of the Parent and its Subsidiaries for such fiscal quarter and balance sheets of the Parent and its Subsidiaries as of the last day of such fiscal quarter, presented fairly in accordance with GAAP, in each case certified in writing as to fairness of presentation by the chief financial officer or treasurer of the Company and the Parent;

                                    (3)     Within forty-five (45) days following each Applicable Financial Test Date, a Covenant
         Compliance Certificate from the chief financial officer or treasurer of each of the Company and the Parent, certifying that there does not exist an Event of Default or Potential Default and, in addition, demonstrating in detail satisfactory to the
         Majority Lenders the Company's compliance with the covenants set forth in Paragraphs 10(g), 10(i) and 10(j) below as of and at such Applicable Financial Test Date, and the Parent's compliance with the covenants set forth in Paragraphs 11(d)
         and 11(e) of the Guaranty, as of and at such Applicable Financial Test Date;

                                    (4)     As soon as is available any written report pertaining to material items in respect of the internal control matters of the Parent or the Company submitted to any of such Persons by their respective independent accountants in connection with each annual or interim special audit of the financial condition of such Persons made by such independent public accountants; and

                                    (5)     Copies of all proxy statements, financial statements, and reports which the Parent sends to its stockholders, and copies of all regular, periodic and special reports, and all registration statements under the
         Securities Act of 1933, as amended (the "Act"), which the Parent or the Company files with the Securities and Exchange
         Commission or any governmental authority which may be substituted therefor, or with any national securities exchange;
         provided, however, that there shall not be required to be delivered hereunder to the Lead Administrative Agent such copies for any Lender of prospectuses relating to future series of offerings under registration statements filed under Rule 415 of the Act or other items which such Lender has indicated in writing to the Parent or the Company from time to time need not be delivered to such Lender.

                           9(b) Certificates; Reports; Other Information.  Furnish or cause to be furnished directly to the Lead
                                ----------------------------------------
Administrative Agent and each Lender:

                                    (1)     Within forty-five (45) days following each Applicable Financial Test Date, prepared as of such Applicable Financial Test Date and certified by an appropriate officer of the Company, a report covering the servicing portfolio of the Company covering such matters as the Majority Lenders, through the Lead Administrative Agent, may reasonably request (but which shall in any event list the aggregate principal amount of mortgage notes serviced and the number and types of loans evidenced by such notes, and show all loans in the servicing portfolio more than thirty (30) days past due the due dates set forth in such notes).

                                    (2)     Promptly, such additional financial and other information, including, without limitation, financial statements of the Company, the Parent or any Affiliate of the Company or the Parent, as any Lender, through the
        Lead Administrative Agent, may from time to time reasonably request, including, without limitation, such information as is necessary for any Lender to participate out any of its interests in Loans hereunder or to enable another financial institution to become a signatory hereto.

                                    (3)     Promptly upon receipt thereof by the Company, copies of all audit reports prepared by or on behalf of FNMA, FHLMC and GNMA.

                           9(c) Payment of Indebtedness.  Pay, discharge or otherwise satisfy at or before maturity or before it
                                -----------------------
becomes delinquent, defaulted or accelerated, as the case may be, all its Indebtedness, except: (1) Indebtedness (other than
Indebtedness with respect to CPNs) being contested in good faith and for which provision is made to the satisfaction of the Majority
Lenders for the payment thereof in the event the Company is found to be obligated to pay such Indebtedness and which Indebtedness is thereupon promptly paid by the Company, and (2) additional Indebtedness (other than Indebtedness with respect to CPNs) in the aggregate not to exceed $100,000.00.

                           9(d) Maintenance of Existence and Properties.  Maintain all rights, privileges, licenses, approvals,
                                ---------------------------------------
franchises, properties and assets necessary in the normal conduct of its business, and comply with all Contractual Obligations and
Requirements of Law.  The Company will at all times be a FNMA, FHLMC and GNMA-approved Seller/ Servicer and a wholly-owned Subsidiary of the Parent.

                           9(e) Inspection of Property; Books and Records; Discussions.  Keep proper books of record and account in
                                ------------------------------------------------------
which full, true and correct entries in conformity with GAAP and all Requirements of Law shall be made of all dealings and transactions in relation to its business and activities, and permit representatives of each Lender (at no cost or expense to the
Company unless there shall have occurred and be continuing an Event of Default) to visit and inspect those of its properties and examine and make abstracts from those of its books and records as are reasonably necessary to enable such Lender to conduct appropriate credit due diligence in connection with customary credit approval practices for credit facilities of this type, at any reasonable time and as often as may reasonably be desired by any of the Lenders, and to discuss the business, operations, properties and financial and other condition of the Company and any of its Subsidiaries with officers and employees of such parties, and with their independent certified public accountants.

                           9(f) Notices.  Promptly give written notice to the Lead Administrative Agent (who shall promptly notify
                                -------
each of the Lenders thereof) of:

                                    (1)     The occurrence of any Potential Default or Event of Default;

                                    (2)     Any litigation or proceeding affecting the Company or any of its Subsidiaries involving amounts, in the case of any such individual litigation, investigation or proceeding, in excess of $10,000,000.00 or which, regardless of the amount in controversy, is likely to be adversely determined and which, if adversely determined, could have a material adverse effect on the business, operations, property, or financial or other condition of the Company or the ability of the Company to pay and perform the Obligations;

                                    (3)     Receipt by the Company or the Parent of notice from any rating agency concerning a potential change in any credit rating previously accorded the Company or the Parent by such rating agency; and
                                    (4)     A material adverse change in the business, operations, property or financial or other condition of the Parent, the Company or any of their Subsidiaries.

                           9(g) Expenses.  Pay all reasonable out-of-pocket expenses (including fees and disbursements of counsel) of
                                --------
the Lead Administrative Agent, the Arranger and the Co-Arrangers incident to the preparation, negotiation, administration and amendment of the Credit Documents and, following the occurrence of an Event of Default, of the Lead Administrative Agent and each of the Lenders incident to the protection of the rights of the Lenders, the Arranger, the Co-Arrangers and the Lead Administrative Agent
under the Credit Documents, and incident to the enforcement of payment of the Obligations, whether by judicial proceedings or otherwise, including, without limitation, in connection with bankruptcy, insolvency, liquidation, reorganization, moratorium or other similar proceedings involving the Parent or the Company or a "workout" of the Obligations.  The obligations of the Company under this
Paragraph 9(g) shall be effective and enforceable whether or not any Loan is advanced by any Lender hereunder and shall survive payment of all other Obligations.

                           9(h) Credit Documents.  Comply with and observe all terms and conditions of the Credit Documents.
                                ----------------

                           9(i) Insurance.  Obtain and maintain insurance with responsible companies in such amounts and against such
                                ---------
risks as are usually carried by corporations engaged in similar businesses similarly situated, including, without limitation, errors and omissions coverage and fidelity coverage in form and substance acceptable under FNMA or FHLMC guidelines, and furnish the Lenders on request full information as to all such insurance.

                           9(j) CPN Program.  Obtain the written approval of the Majority Lenders to any modification of the
                                -----------
documentation relating to the issuance of CPNs of the Company as in effect on the date of this Agreement.

                           9(k) Hedging Program.  Maintain at all times a Hedging Program consistent with the Hedging Program in
                                ---------------
effect at and as of the Effective Date.

                  10. Negative Covenants.  The Company hereby agrees that, as long as any Obligations remain unpaid or any Lender has
                      ------------------
any obligation to make all or any portion of any Loans, the Company shall not, directly or indirectly:

                           10(a)Liens.  Create, incur, assume or suffer to exist any Lien upon any of its property and assets
                                -----
(including servicing rights) other than:

                                    (1)     Liens or charges for current taxes, assessments or other governmental charges which are not delinquent or which remain payable without penalty, or the validity of which are contested in good faith by appropriate proceedings upon stay of execution of the enforcement thereof, provided the Company shall have set aside on its books and shall maintain adequate reserves for the payment of same in conformity with GAAP;

                                    (2)     Liens, deposits or pledges made to secure statutory obligations, surety or appeal bonds, or bonds for the release of attachments or for stay of execution, or to secure the performance of bids, tenders, contracts
         (other than for the payment of borrowed money), leases or margin call requirements or for purposes of like general nature in the ordinary course of the Company's business;

                                    (3)     Liens on Mortgage Loans and Mortgage-Backed Securities which are the subject of repurchase agreements;

                                    (4)     Liens on real property (including fixtures and improvements thereon) securing
         Indebtedness in an amount not to exceed $50,000,000.00 in the aggregate at any time outstanding;

                                    (5)     Liens on property and assets of the Company securing short term Indebtedness of the
         Company (Indebtedness with a maturity of one year or less and not automatically renewable by the Company at its sole option)
         in an amount not to exceed at any date twenty five percent (25%) of Mortgage Loans and MBS Held for Sale; and

                                    (6)     Liens on servicing rights of the Company securing Indebtedness in an amount not to exceed at any date ten percent (10%) of Mortgage Servicing Rights.

                           10(b)Indebtedness.  Create, incur, assume or suffer to exist, or otherwise become or be liable in respect
                                ------------
of any Indebtedness if upon such creation, incurrence or assumption there would exist an Event of Default or the Company would fail to be in compliance with the requirements of Paragraphs 10(i) or 10(j) below (assuming such compliance were tested at such date immediately following such creation, incurrence or assumption).

                           10(c)Consolidation and Merger.  Liquidate or dissolve or enter into any consolidation, merger, partnership,
                                ------------------------
joint venture, syndicate or other combination, except that the Company may be consolidated with or merged with any corporation provided that (1) in any such merger or consolidation the Company shall be the surviving or resulting corporation and (2) at the time of and immediately after the effectiveness of such merger or consolidation there shall not have occurred and be continuing an Event of Default or Potential Default.

                           10(d)Acquisitions.  Purchase or acquire or incur liability for the purchase or acquisition of any or all of
                                ------------
the assets or business of any Person other than in the normal course of a mortgage banking-related business (it being expressly agreed and understood that the acquisition of servicing is a normal course of business activity); provided, however, that the Company may acquire all or a portion of the stock or assets of another mortgage company or companies so long as no Event of Default or
Potential Default shall exist immediately following the consummation of such acquisition, and, provided, further, that the Company shall be in compliance with the financial covenants set forth in Paragraphs 10(i) and 10(j) below, assuming for purposes of this
Paragraph 10(d) that the "Applicable Financial Test Date" referenced in such covenants is the day immediately following the consummation of such acquisition.

                           10(e)Payment of Dividends.  Declare or pay any dividends upon any shares of the Company's stock now or
                                --------------------
hereafter outstanding, except dividends payable in the capital stock of the Company, or make any distribution of assets to its stockholders as such, whether in cash, property or securities, if at the date of payment or distribution (either before or after giving effect thereto) there should exist an Event of Default or Potential Default.

                           10(f)Purchase or Retirement of Stock.  Acquire, purchase, redeem or retire any shares of its capital stock
                                -------------------------------
now or hereafter outstanding for value.

                           10(g)Investments; Advances; Receivables.  Make or commit to make any advance, loan or extension of credit
                                ----------------------------------
("Advances") to, or hold any receivable ("Receivable") of, or make or commit to make any capital contribution to, or purchase any stock, bonds, notes, debentures or other securities ("Investments") of, or make any other investment in, any Person, except:

                                    (1)     Advances constituting Mortgage Loans made in the ordinary course of the Company's business;

                                    (2)     Advances to and Receivables of any Person which are fully secured on a first priority perfected basis by Mortgage Loans;

                                    (3)     Investments in, Advances to and Receivables of any Affiliate which are fully secured on a first priority perfected basis by Mortgage Loans or Mortgage-Backed Securities;

                                    (4)     Investment in, Advances to and Receivables of any Affiliate or any Servicing
                  Pass-Through Venture which is not otherwise an Affiliate, which are unsecured or which are secured on a first priority perfected basis by collateral other than Mortgage Loans or Mortgage-Backed Securities, in an aggregate amount not to exceed fifteen percent (15%) of the net worth of the Company determined in accordance with GAAP; and

                                    (5)     Investments in, Advances to and Receivables of Countrywide Capital Markets, Inc. or any
                  of its Subsidiaries, which are fully secured on a first priority perfected basis by:  (i) debt instruments issued by FNMA or FHLMC or (ii) time deposit accounts issued by a financial institution the deposits of which are insured by the Bank Insurance Fund and which financial institution has a deposit rating issued by a recognized rating agency not less than the rating assigned to the Company's long term indebtedness.

                           10(h)Sale of Assets.  Sell, lease, assign, transfer or otherwise dispose of any of its assets (other than
                                --------------
obsolete or worn out property), whether now owned or hereafter acquired, other than in the ordinary course of business as presently conducted and at fair market value (it being expressly agreed and understood that the sale or other disposition of Mortgage Loans with or without servicing released and the sale or other disposition of servicing rights are in the ordinary course of business);
provided, however, that in no event shall the Company enter into any sale and leaseback transaction involving any of its assets without the prior written consent of the Majority Lenders; and, provided further, that the Company may sell, lease, assign, transfer or otherwise dispose of any of its assets to a Subsidiary of the Company (which, for the purpose of this proviso shall include any limited partnership the general and limited partners of which are Subsidiaries of the Company) so long as:  (1) all classes of stock of, or partnership interests in, such Subsidiary are owned, directly or indirectly, by the Company, (2) such Subsidiary incurs no obligations for third party indebtedness except such obligations to employees and vendors as are necessary or desirable in the normal conduct of the business of servicing 1-4 unit single family mortgage loans and in managing an office building owned by such
Subsidiary, and (3) any such unpaid obligations as are described in subsection (2) above (other than payroll and benefits obligations to employees) shall not exceed at any time $50,000,000.00 in the aggregate.

                           10(i)Minimum Net Worth.  Permit its net worth determined in accordance with GAAP on and as of each
                                -----------------
Applicable Financial Test Date to be less than $1,200,000,000.00.

                           10(j)Maximum Total Debt.  Permit Total Debt on and as of each Applicable Financial Test Date to exceed the
                                ------------------
sum of:

                                    (1)     One hundred percent (100%) of Cash, plus

                                    (2)     Ninety percent (90%) of Margins, plus

                                    (3)     Ninety-seven percent (97%) of the amount of Mortgage Loans and MBS Held for Sale
         (including Mortgage Loans and Mortgage-Backed Securities subject to a Lien under a repurchase agreement but excluding all other Mortgage Loans and Mortgage-Backed Securities which are excluded from "Eligible Mortgage Assets" pursuant to subparagraphs (a), (b) and (c) of the definition of such term), plus

                                    (4)     Ninety percent (90%) of Pool Loan Purchases and Mortgage Claims Receivable to the extent such assets represent VA and FHA Mortgage Loans repurchased by the Company from pools supporting GNMA Mortgage-Backed
         Securities, plus

                                    (5)     Fifty percent (50%) of Deferred Commitment Fees, plus

                                    (6)     Fifty percent (50%) of Property and Equipment, plus

                                    (7)     Seventy-five percent (75%) of Mortgage Servicing Rights, plus

                                    (8)     Fifty percent (50%) of Other Assets, excluding any unsecured Advances made to Affiliates permitted under Paragraph 10(g)(2) above.

                  11. Events of Default.  Upon the occurrence of any of the following events (an "Event of Default"):
                      -----------------

                           11(a)The Company shall fail to make any payment on account of that portion of the Obligations consisting of principal or interest on Loans on the date when due; or

                           11(b)Any representation or warranty made or deemed made by the Company or the Parent in any Credit Document or in connection with any Credit Document shall be materially inaccurate or incomplete in any respect on or as of the date made or deemed made; or

                           11(c)The Company shall default in the observance or performance of any covenant or agreement contained in
Paragraph 10 above (other than those contained in Paragraphs 10(i) and 10(j) above); or

                           11(d)The Parent shall fail to observe or comply with any term or provision contained in the Guaranty (other than those contained in Paragraph 11(d) thereof); or

                           11(e)The Company or the Parent shall fail to observe or perform any other term or provision contained in the Credit Documents and such failure shall continue for thirty (30) days; or

                           11(f)The Company, any of its Subsidiaries or the Parent shall default in any payment of any Indebtedness
(other than the Obligations or as permitted under Paragraph 9(c) above) in an aggregate amount of more than $10,000,000.00 or any other event shall occur and, as a result, the holder or holders thereof, or any trustee or agent for such holders, either:  (1) cause such Indebtedness to become due and payable prior to its stated maturity, or (2) elect not to cause such Indebtedness to become so due and payable, but such event continues for a period of thirty (30) days and is not cured or waived; or

                           11(g)(1) The Parent, the Company or any of its Subsidiaries shall commence any case, proceeding or other action (i) under any existing or future law of any jurisdiction, domestic or foreign, relating to bankruptcy, insolvency, reorganization or relief of debtors, seeking to have an order for relief entered with respect to it, or seeking to adjudicate it a bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to it or its debts, or (ii) seeking appointment of a receiver, trustee, custodian or other similar official for it or for all or any substantial part of its assets, or the Parent, the Company or any of its Subsidiaries shall make a general assignment for the benefit of its creditors; or (2) there shall be commenced against the Parent, the Company or any of its
Subsidiaries any case, proceeding or other action of a nature referred to in clause (1) above which (i) results in the entry of an order for relief or any such adjudication or appointment, or (ii) remains undismissed, undischarged or unbonded for a period of sixty
(60) days; or (3) there shall be commenced against the Parent, the Company or any of its Subsidiaries any case, proceeding or other action seeking issuance of a warrant of attachment, execution, distraint or similar process against all or any substantial part of its assets which results in the entry of an order for any such relief which shall not have been vacated, discharged, or stayed or bonded pending appeal within sixty (60) days from the entry thereof; or (4) the Parent, the Company or any of its Subsidiaries shall take any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, any of the acts set forth in clause (1), (2) or (3) above; or (5) the Parent, the Company or any of its Subsidiaries shall generally not, or shall be unable to, or shall admit in writing its inability to, pay its debts as they become due; or

                           11(h)(1) Any Person shall engage in any "prohibited transaction" (as defined in Section 406 of ERISA or
Section 4975 of the Code) involving any Plan, (2) any "accumulated funding deficiency" (as defined in Section 302 of ERISA), whether or nor waived, shall exist with respect to any Plan, (3) a Reportable Event shall occur with respect to, or proceedings shall commence to have a trustee appointed, or a trustee shall be appointed, to administer or to terminate, any Single Employer Plan, which
Reportable Event or institution of proceedings is, in the reasonable opinion of the Lead Administrative Agent, likely to result in the termination of such Plan for purposes of Title IV of ERISA, and, in the case of a Reportable Event, the continuance of such
Reportable Event unremedied for ten days after notice of such Reportable Event pursuant to Section 4043(a), (c) or (d) of ERISA is given or the continuance of such proceedings for ten days after commencement thereof, as the case may be, (4) any Single Employer
Plan shall terminate for purposes of Title IV of ERISA, (5) any withdrawal liability to a Multiemployer Plan shall be incurred by the
Company or the Parent or any Commonly Controlled Entity, or (6) any other event or condition shall occur or exist; and in each case in clauses (1) through (6) above, such event or condition, together with all other such events or conditions, if any, could subject the Parent, the Company or any of its Subsidiaries to any tax, penalty or other liabilities in the aggregate material in relation to the business, operations, property or financial or other condition of the Parent, the Company or any of its Subsidiaries; or

                           11(i)One or more judgments or decrees in amounts aggregating $1,000,000.00 or more not fully covered by insurance (exclusive of self-insurance (not to exceed $5,000,000.00) and deductibles) during any consecutive twelve (12) month period shall be entered against the Company or any of its Subsidiaries and all such judgments or decrees shall not have been vacated, discharged or satisfied, or stayed or bonded pending appeal, within sixty (60) days from the entry thereof unless counsel to the
Company reasonably acceptable to the Majority Lenders has delivered to the Lenders within such sixty (60) day period an opinion that the Company has the legal right to have such judgment or decree vacated without the expenditure of funds (other than for costs of proceedings) and the Company is diligently proceeding to accomplish such vacation; or

                           11(j)The Parent shall notify the Lead Administrative Agent or any Lender of its intention to rescind or revoke the Guaranty or the Subordination Agreement, in whole or in part, with respect to future transactions or otherwise; or

                           11(k)The Parent shall cease to own one hundred percent (100%) of the outstanding capital stock of the
Company;

                                                                 THEN:

                                    (1)     Automatically upon the occurrence of an Event of Default under Paragraph 11(g) above,

                                    (2)     At the option of any Lender upon the occurrence of an Event of Default under
         Paragraph 11(a) above unless such Event of Default is expressly waived in writing by one hundred percent (100%) of the
         Lenders, and

                                    (3)     In all other cases, at the option of the Majority Lenders,

each Lender's obligation to make Loans shall terminate and the principal balance of outstanding Loans and interest accrued but unpaid thereon and all other Obligations shall become immediately due and payable, without demand upon or notice or presentment to the
Company, all of which are hereby waived.

                  12. Agency Provisions.
                      -----------------

                           12(a)Appointment.  Each Lender hereby irrevocably designates and appoints each Agent as the agent of such
                                -----------
Lender under the Credit Documents and each Lender hereby irrevocably authorizes each Agent, as the agent for such Lender, to take such action on its behalf under the provisions of the Credit Documents and to exercise such powers and perform such duties as are expressly delegated to such Agent by the terms of the Credit Documents, together with such other powers as are reasonably incidental thereto.  Notwithstanding any provision to the contrary elsewhere in the Credit Documents, no Agent shall have any duties or responsibilities, except those expressly set forth therein, or any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into the Credit Documents or otherwise exist against any Agent.

                           12(b)Delegation of Duties.  The Lead Administrative Agent may execute any of its duties under the Credit
                                --------------------
Documents by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties.  The Lead Administrative Agent shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by it with reasonable care.

                           12(c)Exculpatory Provisions.  No Agent nor any of its respective officers, directors, employees, agents,
                                ----------------------
counsel, attorneys-in-fact or Affiliates shall be (1) liable to any Lender, any other Agent, the holder of any CPN or the Company for any action taken or omitted to be taken by it or such Person under or in connection with the Credit Documents (except for its or such
Person's own gross negligence or willful misconduct), or (2) responsible in any manner to any of the Lenders, any other Agent, the holder of any CPN or the Company for: (i) any recitals, statements, representations or warranties made by the Company or any officer thereof contained in the Credit Documents or in any certificate, report, statement or other document referred to or provided for in, or received by such Agent under or in connection with, the Credit Documents (except such as are prepared by such Agent and, then, only to the extent such Agent is responsible for verification of the accuracy and completeness of the information contained therein or the facts upon which such information is based as expressly provided herein) or for the value, validity, effectiveness, genuineness, enforceability, collectability or sufficiency of the Credit Documents or for any failure of the Company to perform its obligations thereunder or (ii) assuring compliance of the Credit Documents and/or the transactions contemplated by the Credit
Documents with any law or regulation binding upon such Person, it being expressly acknowledged, agreed and understood that each such
Person has obtained independent advice satisfactory to it in all such regards.  No Agent shall be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, the Credit
Documents (other than agreements required to be complied with by such Agent thereunder and subject to the standards of care set forth herein with respect thereto) or to inspect the properties, books or records of the Company.  Each Agent shall be entitled to refrain from exercising any discretionary powers or actions under this Agreement or any other Credit Document until it shall have received the prior written consent of one hundred percent (100%) of the Lenders to such action.

                           12(d)Reliance by Agent.  Each Agent shall be entitled to rely, and shall be fully protected in relying,
                                -----------------
upon any note, writing, resolution, notice, consent, certification, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document or conversation reasonably believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Company), independent accountants and other experts selected by such Agent.  The Lead Administrative Agent may deem and treat each Lender designated on the current Commitment Schedule as a Lender hereunder for all purposes of the Credit
Documents unless a written notice of assignment, negotiation or transfer of such Lender's interests hereunder and thereunder as permitted pursuant to Paragraph 14 below shall have been filed with the Lead Administrative Agent.  Each Agent shall be fully justified in failing or refusing to take any action under the Credit Documents unless it shall first receive such advice or concurrence of the Majority Lenders (or all Lenders, as required under the Credit Documents) or it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any action (other than liability and/or expense arising out of such Agent's gross negligence or willful misconduct).  Each
Agent shall in all cases be fully protected in acting, or in refraining from acting, under the Credit Documents in accordance with a request of the Majority Lenders (or all Lenders, if applicable) absent gross negligence and willful misconduct on the part of such
Agent in the method in which it acts or refrains from acting in accordance therewith, and such request and any action taken or failure to act pursuant thereto shall be binding upon all the Lenders.

                           12(e)Notice of Default; Agreement to Advance.  No Agent shall be deemed to have knowledge or notice of the
                                ---------------------------------------
occurrence of any Event of Default or Potential Default unless such Agent has received notice from a Lender or the Company referring to the Credit Documents, describing such Event of Default or Potential Default and stating that such notice is a "notice of default".  In the event that any Agent receives such a notice, such Agent shall give notice thereof to the Lenders and the other
Agents.

                           12(f)Non-Reliance on Agent and Other Lenders.  Each Lender expressly acknowledges that no Agent nor any of
                                ---------------------------------------
its respective officers, directors, employees, agents, attorneys-in-fact or Affiliates has made any representations or warranties to it and that no act by such Agent hereafter taken, including any review of the affairs of the Company, shall be deemed to constitute any representation or warranty by such Agent to any Lender.  Each Lender represents to each Agent that it has, independently and without reliance upon such Agent or any other Lender or their respective counsel, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, financial and other condition and creditworthiness of the Company and made its own decision to extend credit hereunder and enter into this Agreement.
Each Lender also represents that it will, independently and without reliance upon any Agent or any other Lender or their respective counsel, and based on such documents, information and legal advice (including, without limitation, advice of regulatory counsel to
it) as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in entering into the
Credit Documents and taking or not taking action thereunder, and to make such investigation as it deems necessary to inform itself as to the business, operations, property, financial and other condition and creditworthiness of the Company.  Except for notices, reports and other documents expressly required to be furnished to the Lenders by an Agent hereunder, such Agent shall not have any duty or responsibility to provide any Lender with any legal advice or credit or other information concerning the business, operations, property, financial and other condition or creditworthiness of the Company which may come into the possession of such
Agent or any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates.

                           12(g)Indemnification.  The Company agrees to indemnify, defend and hold harmless each Agent in its capacity
                                ---------------
as such from and against any and all claims, obligations, penalties, actions, suits, judgments, costs, disbursements, losses, liabilities and/or damages (including, without limitation, attorneys' fees) of any kind whatsoever which may at any time be imposed on, assessed against or incurred by such Agent in any way (1) relating to or arising out of the Credit Documents or any documents contemplated by or referred to therein or the transactions contemplated thereby or any action taken or omitted to be taken by such
Agent in connection with the foregoing; provided, the Company shall not be liable for any portion of any such claims, obligations, etc., arising out of or resulting from the gross negligence or willful misconduct of such Agent or (2) resulting from any action taken or omitted to be taken by such Agent in accordance with written instructions given as provided in the Credit Documents or
(3) relating to any one or more of the matters covered by Paragraph 12(c) above.  The Lenders agree to indemnify and hold harmless each Agent in its capacity as such ratably in accordance with their Primary Percentage Shares to the extent required by the Company hereunder if any Agent is not reimbursed by the Company hereunder and without limiting the obligation of the Company to do so.  To the extent indemnification payments made by the Lenders pursuant to this Paragraph 12(g) are subsequently recovered by any Agent from, or for the account of, the Company, such Agent will promptly refund such previously paid indemnity payments to the Lenders.
The indemnification obligations of the Company and Lenders under this Paragraph 12(g) shall survive termination of this Agreement and payment in full of the Obligations.

                           12(h)Agent in Its Individual Capacity.  Any Agent and its Affiliates may make loans to, accept deposits
                                --------------------------------
from and generally engage in any kind of business with the Company as though such Agent were not an Agent hereunder.  With respect to such loans made or renewed by them and any note issued to them hereunder, each Agent shall have the same rights and powers under the
Credit Documents as any Lender thereunder and may exercise the same as though it were not an Agent, and the terms "Lender" and
"Lenders" shall include Agents in their individual capacities.

                           12(i)Successor Agents.  Any Agent may resign as such under the Credit Documents upon ninety (90) days'
                                ----------------
prior written notice to the Lenders and the Company and the Lead Administrative Agent shall resign in the event its Maximum
Commitment shall be less than $25,000,000.00.  In addition, in the event any Agent fails to perform its obligations under the Credit
Documents in any material manner and fails to correct its performance within thirty (30) days of written notice of such failure of performance given by not less than the Majority Lenders, then such Agent may be removed upon thirty (30) days notice given by not less than the Majority Lenders.  If an Agent shall resign or be so removed, then, on or before the effective date of such resignation or removal, the Majority Lenders shall appoint a successor agent reasonably acceptable to the Company or, if the Majority Lenders are unable to agree on the appointment of a successor agent, such Agent shall appoint a successor agent for the Lenders, which successor agent shall be reasonably acceptable to the Company, whereupon such successor agent shall succeed to the rights, powers and duties of such Agent, and the term "Documentation Agent," "Syndication Agent," "Lead Administrative Agent," "Co-Administrative Agent,"
"Arranger", "Co-Arranger" or "Co-Agents," as applicable, shall mean such successor agent effective upon its appointment, and the former Agent's rights, powers and duties shall be terminated without any other or further act or deed on the part of such former
Agent or any of the parties to this Agreement or any of the other Credit Documents or successors thereto.  After any Agent's resignation or removal hereunder, the provisions of this Paragraph 12 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under the Credit Documents.

                           12(j)Sharing of Set-Offs.  If following the occurrence and during the continuance of an Event of Default
                                -------------------
any Lender (a "benefitted Lender") shall at any time receive any payment of all or part of the Obligations held by it or receive any collateral in respect thereof (whether voluntarily or involuntarily, by set-off or otherwise) in a greater proportion than any such payment to and collateral received by any other Lender, if any, in respect of such other Lender's portion of the Obligations, or interest thereon, such benefitted Lender shall purchase for cash from the other Lenders such portion of each such other Lender's
Obligations, or shall provide such other Lenders with the benefits of such collateral, or the proceeds thereof, as shall be necessary to cause such benefitted Lender to share the excess payment or benefits of such collateral or proceeds ratably with each of the
Lenders; provided, however, that if all or any portion of such excess payment or benefits is thereafter recovered from such benefitted Lender, such purchase shall be rescinded, and the purchase price and benefits returned, to the extent of such recovery but without interest.  The Company agrees that each Lender so purchasing a portion of another Lender's Obligations may exercise all rights of payment (including, without limitation, rights of set-off) with respect to such portion as fully as if such Lender were the direct holder of such portion.

                  13. Miscellaneous Provisions.
                      ------------------------

                           13(a)No Assignment.  The Company may not assign its rights or obligations under the Credit Documents
                                -------------
without the prior written consent of one hundred percent (100%) of the Lenders.  Subject to the foregoing, all provisions contained in this Agreement or any document or agreement referred to herein or relating hereto shall inure to the benefit of each Lender, its successors and assigns, and shall be binding upon the Company, its successors and assigns.

                           13(b)Amendment.  The Credit Documents may not be amended or terms or provisions hereof waived unless such
                                ---------
amendment or waiver is in writing and signed by the Majority Lenders and the Company; provided, however, that without the prior written consent of one hundred percent (100%) of the Lenders, no amendment or waiver shall:

                                    (1)     Waive or amend any term or provision of Paragraph 4(e), 4(f) or 4(g) above, or this
         Paragraph 13(b);

                                    (2)     Reduce the principal of, or interest on, the Obligations or any amount of fees payable under this Agreement or extend the required payment date of principal or interest on the Obligations or any fees;

                                    (3)     Increase the Aggregate Credit Limit above $2,000,000,000.00;

                                    (4)     Modify any Lender's Primary Percentage Share or Swing Line Percentage Share except modifications resulting from an increase, permanent or temporary, in a Lender's Maximum  Commitment or Swing Line Commitment
         made as permitted under this Agreement;

                                    (5)     Modify the definition of "Majority Lenders";

                                    (6)     Include any Person other than the Lenders signatory hereto as a "Lender" hereunder except as expressly permitted pursuant to Paragraph 14(a) below;

                                    (7)     Cancel or terminate the Guaranty or permit the revocation of the Subordination Agreement;
         or

                                    (8)     Extend the Revolving Facility Maturity Date or the Final Maturity Date;

provided, however, that nothing contained herein shall in any manner or to any extent be deemed to supersede any provision of the
Credit Documents which expressly designates which Lenders are empowered to modify such provision, including, without limitation, any provision of the Credit Documents which expressly requires the consent of one hundred percent (100%) of the Lenders to any modification thereof.  No amendment or waiver shall, unless agreed to in writing by the affected Agent, modify the rights or duties of such Agent.  The Lead Administrative Agent shall provide notice and a copy of all amendments to the Credit Documents to all parties to the Credit Documents.

                           13(c)Cumulative Rights; No Waiver.  The rights, powers and remedies of the Lenders hereunder are cumulative
                                ----------------------------
and in addition to all rights, powers and remedies provided under any and all agreements between the Company and the Lenders relating hereto, at law, in equity or otherwise.  Any delay or failure by the Lenders to exercise any right, power or remedy shall not constitute a waiver thereof by the Lenders, and no single or partial exercise by the Lenders of any right, power or remedy shall preclude any other or further exercise thereof or any exercise of any other rights, powers or remedies.

                           13(d)Entire Agreement; Severability.  This Agreement and the documents and agreements referred to herein
                                ------------------------------
embody the entire agreement and understanding between the parties hereto and supersede all prior agreements and understandings relating to the subject matter hereof and thereof.  All waivers by the Company provided for in the Credit Documents have been specifically negotiated by the parties with full cognizance and understanding of their rights.  If any of the provisions of the
Credit Documents shall be held invalid or unenforceable, the Credit Documents shall be construed as if not containing such provisions, and the rights and obligations of the parties hereto shall be construed and enforced accordingly.

                           13(e)Survival.  All representations, warranties, covenants and agreements herein contained on the part of
                                --------
the Company shall survive the termination of this Agreement and shall be effective until the Obligations are paid and performed in full or longer as expressly provided herein.

                           13(f)Notices.  All notices given by any party to any of the others shall be in writing (which may be by
                                -------
facsimile transmission), delivered personally, by commercial courier service or by depositing the same in the United States mail, registered, with postage prepaid, addressed to such party at the address set forth on Annex II attached hereto.  Any party may change
                                                                                      --------
the address to which notices are to be sent by notice of such change to the other party or parties given as provided herein.

                           13(g)Governing Law.  This Agreement shall be deemed to be a contract made under the laws of the State of
                                -------------
California, and for all purposes shall be construed in accordance with the laws of said State, without regard to principles of conflicts of law.

                           13(h)Counterparts.  This Agreement may be executed in counterparts each of which when so executed shall be
                                ------------
deemed to be an original and all of which when taken together shall constitute one and the same agreement.

                           13(i)Waiver of Jury Trial.  EACH OF THE PARTIES HERETO WAIVES ITS RESPECTIVE RIGHTS TO A TRIAL BY JURY OF
                                --------------------
ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS AGREEMENT, THE OTHER CREDIT DOCUMENTS OR THE
TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES
AGAINST ANY OTHER PARTY, WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE.  EACH OF THE PARTIES HERETO AGREES THAT
ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY.  WITHOUT LIMITING THE FOREGOING, THE PARTIES
FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS PARAGRAPH 13(i) AS TO ANY ACTION,
COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS AGREEMENT OR
ANY OTHER CREDIT DOCUMENT OR ANY PROVISION HEREOF OR THEREOF.  THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS,
SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT AND THE OTHER CREDIT DOCUMENTS.

                  14. Additional Lenders; Assignments and Participations; Increases in Availability.
                      -----------------------------------------------------------------------------

                           14(a)Addition of New Lender.
                                ----------------------

                                    (1)     Subject to the limitation on the Aggregate Credit Limit set forth in the definition of such term, the Company or any Lender may at any time propose that one or more Eligible Assignees (each, an "Applicant
         Financial Institution") become an additional Lender hereunder.  At such time, the Company or such Lender, as applicable, shall notify the other parties hereto, including the Lead Administrative Agent, of the identity of such Applicant Financial
         Institution and such Applicant Financial Institution's proposed Maximum Commitment and, as applicable, Swing Line
         Commitment.  The addition of any Applicant Financial Institution shall be subject to:

                                            (i)      If such Applicant Financial Institution is proposed for inclusion as a Lender hereunder by a Lender, the prior written consent of the Company and the Lead Administrative Agent, and if such
                  Applicant Financial Institution is proposed for inclusion as a Lender hereunder by the Company, the prior written consent of the Lead Administrative Agent, none of which consents shall be unreasonably withheld and which, if given, shall be given in writing to the other parties hereto no later than the tenth day following receipt by the Company of a written request for the inclusion of such Applicant Financial Institution as a Lender hereunder; and

                                            (ii)     Delivery of each of the items and the occurrence of each of the events described in subparagraph (2) below.

                                    (2)     Assuming delivery of the consent of the Company and/or Lead Administrative Agent as required pursuant to subparagraph (1)(i) above, the Lead Administrative Agent, the Company and, if such Applicant Financial
         Institution will be acquiring a portion of an existing Lender's Maximum Commitment by way of assignment from such existing
         Lender, such existing Lender, shall mutually agree on the Adjustment Date on which such Applicant Financial Institution shall become a party hereto and a Lender hereunder.  On such Adjustment Date:

                                           (i)       The Lead Administrative Agent shall deliver to the Company and each of the
                   Lenders a Commitment Schedule to be effective as of such Adjustment Date, reflecting the inclusion of such
                   Applicant Financial Institution as a party hereto and a Lender hereunder.

                                           (ii)      No later than 12:30 p.m. (Los Angeles time) on such Adjustment Date, such
                   Applicant Financial Institution shall pay to the Lead Administrative Agent an amount equal to such Applicant
                   Financial Institution's Primary Percentage Share of Primary Loans outstanding and, as applicable, Swing Line
                   Percentage Share of Swing Loans outstanding.  If such Applicant Financial Institution is becoming a Lender hereunder as a result of an increase in the Aggregate Credit Limit, the Lead Administrative Agent shall thereupon remit to the Lenders, as applicable, their shares of such funds.  If such Applicant Financial Institution is acquiring a portion of an existing Lender's outstanding Primary Loans, the Lead Administrative Agent shall thereupon remit such funds to the assigning Lender.  Following such Adjustment Date, fees and interest accrued on the Obligations to but not including such Adjustment Date shall be payable to the Lenders in accordance with their respective Primary Percentage Shares and Swing Line Percentage Shares prior to such Adjustment Date before giving effect to the readjustment thereof pursuant to the Commitment Schedule provided by the Company on such Adjustment
                   Date.

                                           (iii)     If such Applicant Financial Institution is acquiring a portion of an existing
                   Lender's Maximum Commitment by way of assignment from such existing Lender, the Lead Administrative Agent, the
                   Company, the assigning Lender and the Applicant Financial Institution shall execute and deliver an Assignment
                   Agreement, or if such Applicant Financial Institution is becoming a Lender hereunder as a result of an increase in the Aggregate Credit Limit, the Lead Administrative Agent, the Company and the Applicant Financial Institution
                   shall execute and deliver an Additional Lender Agreement, either of which Assignment Agreement or Additional
                   Lender Agreement shall constitute an amendment to this Agreement to the extent necessary to reflect the inclusion of the Applicant Financial Institution as a Lender hereunder.

                                           (iv)      The Applicant Financial Institution shall pay to the Lead Administrative Agent a registration fee of $3,500.00.

Subject to the requirements described above, the Applicant Financial Institution shall become a party hereto and a Lender hereunder and shall be entitled to all rights, benefits and privileges accorded a Lender under the Credit Documents and shall be subject to all obligations of a Lender under the Credit Documents.

                           14(b)Assignments Among Existing Lenders.  Any Lender may at any time agree to assign a portion of such
                                ----------------------------------
Lender's Maximum Commitment to a Transferee Lender.  In such event the Lender and the Transferee Lender shall so notify the Lead
Administrative Agent and the Company of the Adjustment Date on which such assignment is to be effective.  On such Adjustment Date:

                                    (1)     The Company shall deliver to the Lead Administrative Agent and each of the Lenders a
         Commitment Schedule to be effective as of such Adjustment Date reflecting the assignment.

                                    (2)     The Lead Administrative Agent, the Company, the assigning Lender and the Transferee
         Lender shall execute and deliver an Assignment Agreement, which shall constitute an amendment to this Agreement to the extent necessary to reflect such transfer.

                                    (3)     No later than 12:30 p.m. (Los Angeles time) on such Adjustment Date, the Transferee
         Lender shall pay to the Lead Administrative Agent an amount equal to, as applicable, such Transferee Lender's Primary
         Percentage Share of Primary Loans and Swing Line Percentage Share of Swing Loans outstanding in excess of such Transferee
         Lender's previous Primary Percentage Share and, as applicable, Swing Line Percentage Share thereof.  The Lead Administrative
         Agent shall thereupon remit to the transferring Lender the amount thereof.

                           14(c)Minimum Loan Commitment.  Notwithstanding anything to the contrary contained herein, the inclusion of
                                -----------------------
any Applicant Financial Institution as a Lender hereunder pursuant to Paragraph 14(a) above and the assignment by a Lender of a portion of such Lender's Maximum Commitment to a Transferee Lender pursuant to Paragraph 14(b) above shall be subject to the following restrictions:

                                    (1)     If an Applicant Financial Institution is acquiring a portion of an existing Lender's
         Maximum Commitment by way of an assignment from such existing Lender, then: (i) such assignment of Maximum Commitment must be in the minimum amount of $5,000,000.00 (or if in a higher amount, in integral multiples of $5,000,000.00 in excess thereof), and (ii) following the consummation of the contemplated assignment and after giving effect to any other assignments occurring on the related Adjustment Date, such existing Lender must continue to hold a Maximum Commitment of not less than $25,000,000.00 and such Applicant Financial Institution must hold a Maximum Commitment of not less than
         $25,000,000.00;

                                    (2)     If an existing Lender is assigning a portion of its Maximum Commitment to a Transferee
         Lender, such assignment of Maximum Commitment is in the minimum amount of $5,000,000.00 (or if in a higher amount, in integral multiples of $5,000,000.00 in excess thereof) and such existing Lender shall continue to hold a Maximum Commitment of not less than $25,000,000.00 following the consummation of the contemplated assignment.

There shall be no minimum hold requirement in the event that an existing Lender is assigning one hundred percent (100%) of its
Maximum Commitment.

                           14(d)Sub-Participations by Lenders.  Any Lender may at any time sell participating interests in any of the
                                -----------------------------
Obligations held by such Lender and its commitments hereunder; provided, however, that:

                                    (1)     No participation contemplated by this Paragraph 14(d) shall relieve such Lender from its obligations hereunder or under any other Credit Document;

                                    (2)     Such Lender shall remain solely responsible for the performance of such obligations;

                                    (3)     The Company, the Lead Administrative Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under the Credit Documents;

                                    (4)     The participation agreement between such Lender and the Person purchasing such participation interest (a "Participant") shall provide that: (i) the participation interest of the Participant is an undivided interest in such Lender's Maximum Commitment, and (ii) the sole voting rights of the Participant are with respect to those items on which such Lender is entitled to vote pursuant to Paragraphs 13(b)(2) and 13(b)(7) above; and

                                    (5)     Such Lender shall not enter into participation agreements with more than two Participants for each $25,000,000.00 of Maximum Commitment held by such Lender.

The Company acknowledges and agrees that each Participant shall be considered a Lender for purposes of Paragraphs 4(e), 4(f), 4(g)
and 5(l) above; provided, however, that in no event shall any Participant be entitled to receive any payment or compensation in excess of that to which such Participant's selling Lender would be entitled with respect to the participation interest held by such
Participant if such Lender had not sold any participation interest to such Participant.

                           14(e)Federal Reserve Bank.  Notwithstanding the provisions of Paragraphs 14(a) and 14(b) above, any Lender
                                --------------------
may at any time pledge or assign all or any portion of such Lender's rights under this Agreement and the other Credit Documents to a
Federal Reserve Bank.

                           14(f)Increases in Availability.  From time to time the Company and any Lender (an "Increasing Lender") may
                                -------------------------
agree, with the prior written consent of the Lead Administrative Agent, to permanently or temporarily increase such Lender's Maximum
Commitment and Primary Percentage Share, the dollar amount of any such increase to be, subject to the Aggregate Credit Limit limitation, in the minimum dollar amount of $5,000,000.00 and integral multiples of $5,000,000.00 in excess thereof.  The Company and the Increasing Lender shall agree on the Adjustment Date for said increase and, if the increase is a temporary rather than permanent increase, the date on which said increase shall terminate (the "Temporary Increase Termination Date").  The Lead Administrative Agent
shall deliver to the Company and each of the Lenders a Commitment Schedule to be effective as of such Adjustment Date.  On the
Temporary Increase Termination Date the aggregate amount of such Increasing Lender's Primary Percentage Share of outstanding Primary
Loans in excess of its Maximum Commitment after giving effect to the termination of the subject increase shall, if but only if at such Temporary Increase Termination Date there does not exist an Event of Default, be payable in full.  If at the Temporary Increase
Termination Date there exists an Event of Default, the temporary increase of the Increasing Lender shall continue in effect and, unless otherwise agreed by one hundred percent (100%) of the Lenders, shall be treated thereafter as a permanent increase in said
Increasing Lender's Maximum Commitment.

                           14(g)Provision of Information; Confidentiality.  The Company hereby acknowledges and agrees that in
                                -----------------------------------------
connection with the proposed assignment or subparticipation by a Lender of its interest in the Obligations, such Lender may disclose to prospective assignees and Participants any and all information provided to such Lender hereunder; provided, however, that such information shall be furnished to such prospective assignees and Participants on a
confidential basis.

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.

                                             COUNTRYWIDE HOME LOANS, INC.,
                                             a New York corporation

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             COUNTRYWIDE HOME LOANS, INC.,
                                             a New York corporation

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             ROYAL BANK OF CANADA, as Lead Administrative Agent, Arranger, a Swing Line Lender and a
                                             Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             ABN AMRO BANK, N.V., as Co-Administrative Agent, a Co-Arranger, a Co-Agent, a Swing Line
                                             Lender and a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             CREDIT LYONNAIS NEW YORK BRANCH, as Syndication Agent, a Co-Arranger, a Co-Agent, a Swing
                                             Line Lender and a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             COMMERZBANK AG, NEW YORK BRANCH, as Documentation Agent, a Co-Arranger, a Co-Agent, a
                                             Swing Line Lender and a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             CREDIT SUISSE FIRST BOSTON, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             BARCLAYS BANK PLC., as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             BANK NATIONALE DE PARIS, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             CHASE MANHATTAN BANK, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             BANK OF NEW YORK, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             WESTDEUTSCHE LANDESBANK GIROZENTRALE, NEW YORK BRANCH/CAYMAN ISLANDS BRANCH, as a Lender

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

                                             By
                                                ----------------------------------------------------------
                                             Name
                                                  --------------------------------------------------------
                                             Title
                                                   -------------------------------------------------------

ACKNOWLEDGED AND AGREED TO
as of the day and year first above written:

COUNTRYWIDE CREDIT INDUSTRIES, INC.

By ___________________________________
Name ________________________________
Title _________________________________

                                               SCHEDULE OF EXHIBITS TO CREDIT AGREEMENT
                                               ----------------------------------------

EXHIBIT        DOCUMENT
-------        --------

     A            Form of Officer's Certificate

     B            Litigation Schedule

     C            Schedule of Existing Subsidiaries

Annex I:          Glossary

____           Attachments to Glossary:
               -----------------------

                                    Schedule I:      Commitment Schedule as of the Effective Date

                                    Exhibit A:       Form of Additional Lender Agreement

                                    Exhibit B:       Form of Assignment Agreement

                                    Exhibit C-1:     Form of Covenant Compliance Certificate (Company)

                                    Exhibit C-2:     Form of Covenant Compliance Certificate (Parent)

                                    Exhibit D:       Form of Parent Guaranty

                                    Exhibit E:       Form of Parent Subordination Agreement

Annex II:  Schedule of Notice Addresses

la-469666
                                                           CREDIT AGREEMENT

                                                             By and Among

                                                     COUNTRYWIDE HOME LOANS, INC.

                                                                  and

                                                         ROYAL BANK OF CANADA
                                               as Lead Administrative Agent and Arranger

                                                      ABN AMRO BANK, N.V. ("ABN")
                                                      as Co-Administrative Agent

                                                CREDIT LYONNAIS NEW YORK BRANCH ("CL")
                                                         as Syndication Agent

                                                COMMERZBANK AG, NEW YORK BRANCH ("CA")
                                                        as Documentation Agent

                                                            ABN, CL and CA
                                                            as Co-Arrangers

                                                                  and

                                                       THE LENDERS PARTY THERETO

                                                            April 11, 2001

la-469673
                                                           TABLE OF CONTENTS
                                                           -----------------

                                                                                                           Page
                                                                                                           ----

RECITALS.........................................................................................................92
--------
AGREEMENT........................................................................................................92
---------

   1.             Credit Facilities..............................................................................93
         1(a)     Primary Facility...............................................................................93
                  ----------------
         1(b)     Swing Loan Facility............................................................................93
                  -------------------
         1(c)     Term Loan Facility.............................................................................94
                  ------------------

   2.             Requests for Loans; Funding....................................................................94
         2(a)     Requests for Loans.............................................................................94
                  ------------------
         2(b)     Funding of Primary Loans and Swing Loans.......................................................95
                  ----------------------------------------
         2(c)     Funding Method.................................................................................95

   3.             Payment of Principal; Prepayments..............................................................95
         3(a)     Required Principal Payments....................................................................95
                  ---------------------------
         3(b)     Prepayments....................................................................................95
                  -----------

                  -----------------------
         4(c)     Payment of Interest............................................................................97
                  -------------------
         4(d)     Inability to Determine Rate....................................................................97
                  ---------------------------
         4(e)     Funding Indemnification........................................................................98
                  -----------------------
         4(f)     Illegality; Impracticality.....................................................................98
                  --------------------------
         4(g)     Requirements of Law; Increased Costs...........................................................99
                  ------------------------------------
         4(h)     Taxes..........................................................................................99
                  -----

                  ---------------
         5(b)     Assumption of Funding/Purchase................................................................103
                  ------------------------------
         5(c)     Evidence of Indebtedness......................................................................104
         5(d)     Interest and Fee Billing and Payment..........................................................104
                  ------------------------------------
         5(e)     Nature and Place of Payments..................................................................105
                  ----------------------------
         5(f)     Post-Default Interest.........................................................................105
                  ---------------------
         5(g)     Computations..................................................................................105
                  ------------
         5(h)     Disbursement of Payments Received.............................................................105
                  ---------------------------------
         5(i)     Fees..........................................................................................106
                  ----
         5(j)     Wire Transfers of Funds.......................................................................107
                  -----------------------
         5(k)     Reduction in Aggregate Credit Limit...........................................................107
                  -----------------------------------
         5(l)     Capital Requirements..........................................................................107
                  --------------------
         5(m)     Extension of Revolving Facility Maturity Date.................................................107
                  ---------------------------------------------

   6.             Guaranty; Subordination; Additional Documents.................................................109
         6(a)     Guaranty and Subordination Agreement..........................................................109
                  ------------------------------------
         6(b)     Further Documents.............................................................................109
                  -----------------

   7.             Conditions Precedent..........................................................................109
         7(a)     First Loan....................................................................................109
                  ----------
         7(b)     All Primary Loans and Swing Loans.............................................................111
                  ---------------------------------
         7(c)     Extension of Revolving Facility Maturity Date; Term Loan......................................112

   8.             Representations and Warranties of the Company.................................................112
                  ---------------------------------------------
         8(a)     Financial Condition...........................................................................112
                  -------------------
         8(b)     Corporate Existence; Compliance with Law......................................................113
                  ----------------------------------------
         8(c)     Corporate Power; Authorization; Enforceable...................................................113
                  -------------------------------------------
         8(d)     No Legal Bar..................................................................................113
                  ------------
         8(e)     No Material Litigation........................................................................113
                  ----------------------
         8(f)     Taxes.........................................................................................113
                  -----
         8(g)     Investment Company Act........................................................................114
                  ----------------------
         8(h)     Subsidiaries..................................................................................114
                  ------------
         8(i)     Federal Reserve Board Regulations.............................................................114
                  ---------------------------------
         8(j)     ERISA.........................................................................................114
                  -----
         8(k)     Assets........................................................................................114
                  ------

   9.             Affirmative Covenants.........................................................................114
                  ---------------------
         9(a)     Financial Statements..........................................................................114
                  --------------------
         9(b)     Certificates; Reports; Other Information......................................................115
                  ----------------------------------------
         9(c)     Payment of Indebtedness.......................................................................116
                  -----------------------
         9(d)     Maintenance of Existence and Properties.......................................................116
                  ---------------------------------------
         9(e)     Inspection of Property; Books and Records; Discussions........................................116
                  ------------------------------------------------------
         9(f)     Notices.......................................................................................116
                  -------
         9(g)     Expenses......................................................................................117
                  --------
         9(h)     Credit Documents..............................................................................117
                  ----------------
         9(i)     Insurance.....................................................................................117
                  ---------
         9(j)     CPN Program...................................................................................117
                  -----------
         9(k)     Hedging Program...............................................................................117
                  ---------------

   10.            Negative Covenants............................................................................118
                  ------------------
         10(a)    Liens.........................................................................................118
                  -----
         10(b)    Indebtedness..................................................................................118
                  ------------
         10(c)    Consolidation and Merger......................................................................118
                  ------------------------
         10(d)    Acquisitions..................................................................................119
                  ------------
         10(e)    Payment of Dividends..........................................................................119
                  --------------------
         10(f)    Purchase or Retirement of Stock...............................................................119
                  -------------------------------
         10(g)    Investments; Advances; Receivables............................................................119
                  ----------------------------------
         10(h)    Sale of Assets................................................................................120
                  --------------
         10(i)    Minimum Net Worth.............................................................................120
                  -----------------
         10(j)    Maximum Total Debt............................................................................120
                  ------------------

   11.            Events of Default.............................................................................121
                  -----------------

   12.            Agency Provisions.............................................................................123
                  -----------------
         12(a)    Appointment...................................................................................123
                  -----------
         12(b)    Delegation of Duties..........................................................................123
                  --------------------
         12(c)    Exculpatory Provisions........................................................................123
                  ----------------------
         12(d)    Reliance by Agent.............................................................................124
                  -----------------
         12(e)    Notice of Default; Agreement to Advance.......................................................124
                  ---------------------------------------
         12(f)    Non-Reliance on Agent and Other Lenders.......................................................125
                  ---------------------------------------
         12(g)    Indemnification...............................................................................125
                  ---------------
         12(h)    Agent in Its Individual Capacity..............................................................126
                  --------------------------------
         12(i)    Successor Agents..............................................................................126
                  ----------------
         12(j)    Sharing of Set-Offs...........................................................................126
                  -------------------

   13.            Miscellaneous Provisions......................................................................127
         13(a)    No Assignment.................................................................................127
                  -------------
         13(b)    Amendment.....................................................................................127
                  ---------
         13(c)    Cumulative Rights; No Waiver..................................................................128
                  ----------------------------
         13(d)    Entire Agreement; Severability................................................................128
                  ------------------------------
         13(e)    Survival......................................................................................128
                  --------
         13(f)    Notices.......................................................................................128
                  -------
         13(g)    Governing Law.................................................................................128
                  -------------
         13(h)    Counterparts..................................................................................128
                  ------------

                  ----------------------------------
         14(c)    Minimum Loan Commitment.......................................................................131
                  -----------------------
         14(d)    Sub-Participations by Lenders.................................................................132
                  -----------------------------
         14(e)    Federal Reserve Bank..........................................................................132
                  --------------------
         14(f)    Increases in Availability.....................................................................132
                  -------------------------
         14(g)    Provision of Information; Confidentiality.....................................................133

                                                           ANNEX I: GLOSSARY

                  For purposes of the Credit Documents (as defined herein), the terms set forth below shall have the following meanings:

                  "Additional Lender Agreement" shall mean an agreement in the form of that attached hereto as Exhibit A.
                   ---------------------------                                                                 ---------

                  "Adjustment Date" shall mean that date as of which an Applicant Financial Institution becomes a "Lender" or an
                   ---------------
existing Lender takes all of or a portion of another existing Lender's Maximum Commitment under the Credit Documents, or otherwise increases its Maximum Commitment, as provided therein.

                  "Advance" shall have the meaning given such term in Paragraph 10(g) of the Agreement.
                   -------

                  "Affiliate" shall mean any Person directly or indirectly controlling, controlled by or under direct or indirect
                   ---------
common control with any other Person; provided, however, that in no event shall the term "Affiliate" be deemed to include Independent
National Mortgage Corporation.  "Control" as used herein means the power to direct the management and policies of a Person.

                  "Agents" shall mean, collectively and severally, the Lead Administrative Agent, the Co-Administrative Agent, the
                   ------
Syndication Agent, the Documentation Agent, the Arranger, the Co-Arrangers and the Co-Agents.

                  "Aggregate Credit Limit" shall mean at any date:  (a) to and including the Revolving Facility Maturity Date, the sum
                   ----------------------
(not to exceed $2,000,000,000.00) of the Maximum Commitments of the Lenders, and (b) from and after the Conversion Date, the outstanding principal balance of the Term Loan, with the "Aggregate Credit Limit" at the Effective Date set forth on the initial
Commitment Schedule attached hereto as Schedule I.
                                       ----------

                  "Aggregate Swing Line Commitment" shall mean at any date the sum (not to exceed $200,000,000.00) of the Swing Line
                   -------------------------------
Commitments of the Swing Line Lenders, with the "Aggregate Swing Line Commitment" at the Effective Date set forth on the initial
Commitment Schedule attached hereto as Schedule I.
                                       ----------

                  "Agreement" shall mean that certain Credit Agreement dated as of April 11, 2001 by and among the Lead Administrative
                   ---------
Agent, the Co-Administrative Agent, the Documentation Agent, the Syndication Agent, the Arranger, the Co-Arrangers, the Co-Agents,
the Lenders and the Company, as the same may be amended, extended or replaced from time to time.

                  "Alternate Base Rate" shall mean on any date the greater of:  (a) the Federal Funds Effective Rate plus one half of
                   -------------------
one percent (0.50%), and (b) the Corporate Base Rate; provided, however that the "Alternate Base Rate" in effect on each day on which the aggregate dollar amount of Loans outstanding exceeds twenty five percent (25%) of the Aggregate Credit Limit on such date shall be increased by one eighth of one percent (0.125%).

                  "Alternate Base Rate Loans" shall have the meaning given such term in Paragraph 4(a) of the Agreement.
                   -------------------------

                  "Applicable Eurodollar Rate" shall mean with respect to any Eurodollar Interest Period, the rate per annum (rounded
                   --------------------------
upward, if necessary, to the next higher one one hundredth of one percent (.01%)) calculated in accordance with the following formula:

                           Applicable Eurodollar Rate =    ER    + ES
                                                        --------
                                        1-RR
        where
                           ER  =  Eurodollar Rate
                           RR  =  Reserve Requirement
                           ES  =  Eurodollar Spread"

                  "Applicable Fed Funds Rate" shall mean on any date a rate per annum equal to the Federal Funds Effective Rate plus
                   -------------------------
one half of one percent (0.50%).

                  "Applicable Financial Test Date" shall mean for each of the Company and the Parent, the last day of each fiscal
                   ------------------------------
quarter of such Person.

                  "Applicant Financial Institution" shall mean a financial institution proposed for inclusion as a "Lender" under the
                   -------------------------------
Credit Documents by the Company or by an existing Lender thereunder.

                  "Approved Securities Offering" shall mean a proposed offering of securities by the Company or an Affiliate of the
                   ----------------------------
Company secured or otherwise supported in whole or part by Mortgage Loans and/or Mortgage-Backed Securities, for which the following statements are true, unless otherwise waived in writing by the Majority Lenders:

                           (a)  The Company or such Affiliate, as applicable, has filed and made effective a registration statement with the Securities and Exchange Commission covering the offering of the proposed securities;

                           (b)  The Company or such Affiliate, as applicable, has obtained all permits, exemptions, and licenses necessary to effect such offering;

                           (c)  Such offering has been priced and is the subject of a firm underwriting commitment;

                           (d)  Such securities qualify as "mortgage-related securities" under Section 3(a)(41) of the Securities
Exchange Act of 1934, as amended; and

                           (e)  In the reasonably anticipated course of events, the Company or such Affiliate, as applicable, is expected to obtain a rating in one of the two highest categories available for securities of a like nature from the rating agency rating such securities.

                  "Assignment Agreement" shall mean an agreement in the form of Exhibit B attached hereto.
                   --------------------                                         ---------

                  "Business Day" shall mean any day other than a Saturday, a Sunday or a day on which banks in Los Angeles,
                   ------------
California, New York, New York or Chicago, Illinois are authorized or required to close.

                  "Buy-Down Agreement" shall mean a written agreement between the Company and a Lender setting forth the terms and
                   ------------------
conditions under which such Lender has agreed to credit against interest otherwise payable to such Lender on account of Loans outstanding hereunder certain amounts calculated based upon Buy-Down Deposits maintained by the Company with such Lender.

                  "Buy-Down Deposits" shall mean those free collected balances maintained in non-interest bearing accounts in the name
                   -----------------
of the Company (or held by the Company in trust for third parties) with a Lender (after deducting float and balances required by such
Lender under its normal practices to compensate such Lender for the maintenance of such accounts and taking into consideration reserve requirements (including but not limited to any FDIC premium) applicable to such accounts) and which balances are not included in determining "Buy-Down Deposits" or other similar classification under any other credit arrangements between such Lender and the
Company.

                  "Buy-Down Lender" shall have the meaning given such term in Paragraph 4(i) of the Agreement.
                   ---------------

                  "Buy-Down Rate" shall mean such interest rate as a Buy-Down Lender and the Company may agree in writing from time to
                   -------------
time.

                  "Buy-Down Rate Loan" shall have the meaning given such term in Paragraph 4(i) of the Agreement.
                   ------------------

                  "Cash" shall mean at any date the dollar amount of "Cash" of the Company set forth in the balance sheet of the
                   ----
Company as of the most recent Applicable Financial Test Date delivered by the Company pursuant to Paragraph 9(a)(2) of the
Agreement.

                  "Code" shall mean the Internal Revenue Code of 1986, as amended.
                   ----

                  "Commitment Schedule" shall mean a schedule setting forth:  (a) the current Aggregate Credit Limit and, prior to the
                   -------------------
Conversion Date, the Aggregate Swing Line Commitment, and (b) for each Lender, such Lender's Maximum Commitment, Primary Percentage
Share and, prior to the Conversion Date and if applicable, Swing Line Commitment and Swing Line Percentage Share, as such schedule may be modified from time to time consistent with the Credit Documents, with the Commitment Schedule in effect at the Effective Date being attached hereto as Schedule I.
                         ----------

                  "Commonly Controlled Entity" of a Person shall mean another Person, whether or not incorporated, which is under
                   --------------------------
common control with such Person within the meaning of Section 414(c) of the Code.

                  "Contact Office" shall mean the office of the Lead Administrative Agent as announced by the Lead Administrative
                   --------------
Agent from time to time.

                  "Continuing Lender" shall have the meaning given such term in Paragraph 5(m)(1) of the Agreement.
                   -----------------

                  "Contractual Obligation" as to any Person shall mean any provision of any security issued by such Person or of any
                   ----------------------
agreement, instrument or undertaking to which such Person is a party or by which it or any of its property is bound.

                  "Conversion Date" shall have the meaning given such term in Paragraph 1(c) of the Agreement.
                   ---------------

                  "Corporate Base Rate" shall mean a rate per annum equal to the corporate base rate of interest publicly announced by
                   -------------------
RBC from time to time, changing when and as of the date said corporate base rate changes.

                  "Covenant Compliance Certificate" shall mean:  (a) with respect to the Company, a certificate in the form of
                   -------------------------------
Exhibit C-1 attached hereto, and (b) with respect to the Parent, a certificate in the form of Exhibit C-2 attached hereto.
-----------                                                                                   -----------

                  "CPN" shall mean a commercial paper note issued by the Company in the ordinary course of business.
                   ---

                  "Credit Documents" shall mean the Agreement, the Guaranty, the Subordination Agreement and each other document,
                   ----------------
instrument or agreement executed by the Company or the Parent in connection herewith or therewith, as any of the same may be amended, extended or replaced from time to time, and with reference to any individual "Credit Document" being deemed automatically to be a reference to such Credit Document as so amended, extended or replaced.

                  "Deferred Commitment Fees" shall mean the dollar amount shown as "Deferred Commitment Fees" on the balance sheet of
                   ------------------------
the Company as of the Applicable Financial Test Date delivered by the Company pursuant to Paragraph 9(a)(2) of the Agreement.

                  "Double Level Subordinated Parent Debt" shall mean Indebtedness of the Company to the Parent which is subject to the
                   -------------------------------------
Subordination Agreement and which constituted an advance from the Parent to the Company or investment by the Parent in the Company from funds of the Parent obtained through Subordinated Parent Borrowings.

                  "Effective Date" shall mean the date each of the conditions set forth in Paragraph 7(a) of the Agreement is
                   --------------
satisfied.

                  "Eligible Assignee" shall mean a finance company, insurance company or other financial institution or fund (whether
                   -----------------
a corporation, partnership, trust or other entity) that is engaged in making, purchasing or investing in commercial loans in the ordinary course of its business.

                  "Eligible Mortgage Assets" shall mean the dollar amount of Mortgage Loans and MBS Held for Sale on the balance sheet
                   ------------------------
of the Company, but excluding, in any event:  (a) Mortgage Loans and Mortgage-Backed Securities which are subject to a Lien, (b)
Mortgage Loans secured by properties which are not 1-4 unit residential properties, and (c) Mortgage Loans deemed to be unsaleable by the Company.

                  "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as the same may from time to time be
                   -----
supplemented or amended.

                  "Eurodollar Business Day" shall mean a Business Day upon which commercial banks in London, England are open for
                   -----------------------
domestic and international business.

                  "Eurodollar Interest Period" shall mean the period of time commencing on the date as of which the Company has
                   --------------------------
elected certain Primary Loans to be Eurodollar Loans and ending 1, 2 or 3 months thereafter (as designated by the Company in the related Loan Request, Interest Rate Election and Payoff Notice); provided, however, that (a) any Eurodollar Interest Period which would otherwise end on a day which is not a Eurodollar Business Day shall be extended to the next succeeding Eurodollar Business Day unless by such extension it would fall in another calendar month, in which case such Eurodollar Interest Period shall end on the immediately preceding Eurodollar Business Day; (b) any Eurodollar Interest Period which begins on a day for which there is no numerically corresponding day in the calendar month during which such Eurodollar Interest Period is to end shall, subject to the provisions of clause (a) hereof, end on the last day of such calendar month; (c) no Eurodollar Interest Period for a Primary Loan which is a Eurodollar Loan shall extend beyond the Revolving Facility Maturity Date, and (d) no Eurodollar Interest Period for any
portion of the Term Loan being maintained as a Eurodollar Loan shall extend beyond the Final Maturity Date.

                  "Eurodollar Loans" shall mean Primary Loans at such time as they are made and/or being maintained at a rate of
                   ----------------
interest based upon the Eurodollar Rate.

                  "Eurodollar Rate" shall mean with respect to any Eurodollar Interest Period, the rate per annum equal to the rate
                   ---------------
set forth at Telerate Page 3750 at approximately 11:00 a.m. London time two Eurodollar Business Days prior to the first day of such
Eurodollar Interest Period for deposits in dollars in an amount equal to the aggregate amount of Loans proposed to be subject to such rate during such Eurodollar Interest Period and for a period of time equal to such Eurodollar Interest Period; provided, however, that if such information is not available on Telerate the "Eurodollar Rate" shall be determined from information supplied to the Lead
Administrative Agent by a nationally recognized reporting service for similar information acceptable to the Lead Administrative
Agent.

                  "Eurodollar Spread" shall mean:  (a) on each day on which the aggregate dollar amount of Loans outstanding does not
                   -----------------
exceed twenty five percent (25%) of the Aggregate Credit Limit on such day, 0.295%, and (b) on each day on which the aggregate dollar amount of Loans outstanding exceeds twenty five percent (25%) of the Aggregate Credit Limit on such date, 0.42%.
                  "Event of Default" shall have the meaning given such term in Paragraph 11 of the Agreement.
                   ----------------

                  "Existing Credit Agreement" shall have the meaning given such term in Recital A of the Agreement.
                   -------------------------

                  "Extension Notice" shall have the meaning given such term in Paragraph 5(m)(1) of the Agreement.
                   ----------------

                  "Federal Funds Effective Rate" shall mean for any day an interest rate per annum equal to the weighted average of
                   ----------------------------
the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published for such day (or, if such day is not a Business Day, for the immediately preceding Business Day) by the
Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations at approximately 8:00 a.m. (Los Angeles time) on such day on such transactions received by the Lead Administrative Agent from three Federal funds brokers of recognized standing selected by the Lead Administrative Agent in its sole discretion.

                  "FHA" shall mean the Federal Housing Administration and any successor agency.
                   ---

                  "FHLMC" shall mean the Federal Home Loan Mortgage Corporation and any successor agency.
                   -----

                  "Final Maturity Date" shall mean the first anniversary date of the Conversion Date.
                   -------------------

                  "FNMA" shall mean the Federal National Mortgage Association and any successor agency.
                   ----

                  "Funding Account" shall mean an account maintained in the Company's name alone with the Lead Administrative Agent,
                   ---------------
as announced to the Lenders by the Lead Administrative Agent from time to time.

                  "GAAP" shall mean generally accepted accounting principles in the United States of America in effect from time to
                   ----
time.

                  "GNMA" shall mean the Government National Mortgage Association and any successor agency.
                   ----

                  "Governmental Authority" shall mean any nation or government, any state or other political subdivision thereof, and
                   ----------------------
any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

                  "Guaranty" shall mean a guaranty duly executed by the Parent in the form of that attached hereto as Exhibit D.
                   --------                                                                                           ---------

                  "Hedge Contract" shall mean a contract to buy or sell an instrument on the futures market or the futures options
                   --------------
market or an option or financial future purchased over the counter for future delivery of such instrument, each of the above issued in accordance with the requirements of the Company's Hedging Program.

                  "Hedging Program" shall mean a program for hedging interest rate risks by the Company, which program shall provide,
                   ---------------
without limitation, that all Hedge Contracts will be placed with registered broker-dealers, futures commission merchants or clearing houses, if applicable, with whom the Company has written, assignable agreements.

                  "Indebtedness" of any Person shall mean all items of indebtedness which, in accordance with GAAP, would be included
                   ------------
in determining liabilities as shown on the liability side of a statement of condition of such Person as of the date as of which indebtedness is to be determined, including, without limitation, all obligations for money borrowed and capitalized lease obligations, and shall also include all indebtedness and liabilities of others assumed or guaranteed by such Person or in respect of which such Person is secondarily or contingently liable (other than by endorsement of instruments in the course of collection)
whether by reason of any agreement to acquire such indebtedness or to supply or advance sums or otherwise.

                  "Investments" shall have the meaning given such term in Paragraph 10(g) of the Agreement.
                   -----------

                  "Lead Administrative Agent" shall mean RBC and any successors assuming the position of "Lead Administrative Agent"
                   -------------------------
under the Credit Documents.

                  "Lenders" shall mean, collectively and severally, the "Lenders" under (and as defined in the introductory paragraph
                   -------
of) the Agreement and such additional lenders who may become "Lenders" pursuant to Paragraph 14(a) of the Agreement.

                  "Lien" shall mean any security interest, mortgage, pledge, lien, claim, charge or encumbrance (including any
                   ----
conditional sale or other title retention agreement), any lease in the nature thereof, and the filing of or agreement to give any financing statement under the Uniform Commercial Code of any jurisdiction.

                  "Loan" shall mean, prior to the Conversion Date, a Primary Loan or a Swing Loan, as applicable, and, from and after
                   ----
the Conversion Date, the Term Loan, and shall include any Buy-Down Rate Loan, and "Loans" shall mean all such loans, collectively and
                                                                                   -----
severally.

                  "Loan Request, Interest Rate Election and Payoff Notice" shall mean a written request, election and notice in form
                   ------------------------------------------------------
satisfactory to the Lead Administrative Agent.

                  "Majority Lenders" shall mean at any date those Lenders holding not less than sixty-two percent (62%) of the Primary
                   ----------------
Percentage Shares.

                  "Margins" shall mean the dollar amount shown as "Margins" on the most recent Covenant Compliance Certificate
                   -------
delivered by the Company pursuant to Paragraph 9(a)(3) of the Agreement and shall equal that dollar portion of "Other Receivables"
shown on the balance sheet of the Company as of the Applicable Financial Test Date delivered by the Company pursuant to Paragraph
9(a)(2) of the Agreement constituting margins (relating to cash and government securities with a maturity of less than one year).

                  "Maximum Commitment" shall mean for any Lender at any date:  (a) to and including the Revolving Facility Maturity
                   ------------------
Date, the maximum dollar portion of Primary Loans that such Lender has agreed to advance, and (b) from and after the Conversion Date, the dollar amount of the Term Loan held by such Lender, in each case as set forth on the current Commitment Schedule, as such amount may be increased, decreased or terminated as provided in the Credit Documents.

                  "Moody's" shall mean Moody's Investors Service, Inc.
                   -------

                  "Mortgage-Backed Security" shall mean a security (including, without limitation, a participation certificate)
                   ------------------------
secured by or representing an undivided interest in a pool of Mortgage Loans each of which Mortgage Loans is secured by a completed single family dwelling (one-to-four family units), which security is:

                  (a). Guaranteed by GNMA;

                  (b).Issued by FNMA or FHLMC; or

                  (c).Issued by any other Person provided that such security:  (1) was subject to an effective registration statement filed with the Securities and Exchange Commission at the time of initial issuance or was included in a senior tranche of privately-placed securities, and (2) is rated by a recognized rating agency in a category that is not less than the rating assigned to the Company's long term indebtedness.

                  "Mortgage Claims Receivable" shall mean that dollar amount shown as such on the balance sheet of the Company as of
                   --------------------------
the end of the calendar month immediately preceding the month in which "Mortgage Claims Receivable" is calculated.

                  "Mortgage Loan" shall mean a residential real estate secured loan, including, without limitation: (a) a promissory
                   -------------
note and related deed of trust (or mortgage) and/or security agreements; (b) all guaranties and insurance policies, including, without limitation, all mortgage and title insurance policies and all fire and extended coverage insurance policies and rights of the owner of such loan to return premiums or payments with respect thereto; and (c) all right, title and interest of the owner of such loan in the property covered by said deed of trust (or mortgage).

                  "Mortgage Loans and MBS Held For Sale" shall mean that dollar amount shown as such on the balance sheet of the
                   ------------------------------------
Company as of the end of the calendar month immediately preceding the month in which "Mortgage Loans and MBS Held For Sale" is calculated.

                  "Mortgage Servicing Rights" shall mean the dollar amount shown as "Mortgage Servicing Rights" on the balance sheet
                   -------------------------
of the Company as of the Applicable Financial Test Date delivered by the Company pursuant to Paragraph 9(a)(2) of the Agreement.

                  "Multiemployer Plan" as to any Person shall mean a Plan of such Person which is a multiemployer plan as defined in
                   ------------------
Section 4001(a)(3) of ERISA.

                  "Non-Extending Lender" shall have the meaning given such term in Paragraph 5(m)(1) of the Agreement.
                   --------------------

                  "Non-U.S. Lender" shall have the meaning given such term in Paragraph 4(h)(2) of the Agreement.
                   ---------------

                  "Obligations" shall mean any and all debts, obligations and liabilities of the Company to the Lenders and the Agents
                   -----------
(whether now existing or hereafter arising, voluntary or involuntary, whether or not jointly owed with others, direct or indirect, absolute or contingent, liquidated or unliquidated, and whether or not from time to time decreased or extinguished and later increased, created or incurred), arising out of or related to the Credit Documents, and shall include in any event any and all
"Obligations" outstanding under (and as defined in) the Existing Credit Agreement on the Effective Date.

                  "Other Assets" shall mean the dollar amount shown as "Other Assets" on the most recent Covenant Compliance
                   ------------
Certificate delivered by the Company pursuant to Paragraph 9(a)(3) of the Agreement and shall consist of all assets of the Company shown on the balance sheet of the Company (including servicing hedge investments) as of the most recent Applicable Financial Test
Date delivered by the Company pursuant to Paragraph 9(a)(2) of the Agreement other than assets included in the calculation of subparagraphs (1) through (7) of Paragraph 10(j) of the Agreement; provided, however, that in no event shall Other Assets include intangible assets.

                  "Outstanding CPN" shall mean each CPN issued by the Company which has not been presented for payment and for which
                   ---------------
payment has not been made in full.

                  "Parent" shall mean Countrywide Credit Industries, Inc., a Delaware corporation.
                   ------

                  "Parent Notes" shall mean all promissory notes or other Indebtedness issued by the Parent pursuant to either of
                   ------------
those certain Form S-3 Registration Statements filed on behalf of the Parent with the Securities and Exchange Commission on
January 20, 1988, and July 25, 1989, respectively, as the same may be amended, extended or supplemented from time to time.

                  "Participant" shall mean a Person to whom has been sold an undivided participation interest in the Obligations as
                   -----------
permitted under the Credit Documents.

                  "PBGC" shall mean the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title IV of ERISA
                   ----
and any successor agency.

                  "Person" shall mean any corporation, limited liability company, natural person, firm, joint venture, partnership,
                   ------
trust, unincorporated organization, government or any department or agency of any government.

                  "Plan" shall mean as to any Person, any pension plan that is covered by Title IV of ERISA and in respect of which
                   ----
such Person or a Commonly Controlled Entity of such Person is an "employer" as defined in Section 3(5) of ERISA.

                  "Pool Loan Purchases" shall mean that dollar amount shown as such on the balance sheet of the Company as of the end
                   -------------------
of the calendar month immediately preceding the month in which "Pool Loan Purchases" is calculated.

                  "Potential Default" shall mean an event which but for the lapse of time or the giving of notice, or both, would
                   -----------------
constitute an Event of Default.

                  "Primary Loan" shall have the meaning given such term in Paragraph 1(a) of the Agreement.
                   ------------

                  "Primary Percentage Share" shall mean for each Lender at any date that percentage which the dollar amount of such
                   ------------------------
Lender's Maximum Commitment bears to the Aggregate Credit Limit.

                  "Property and Equipment" shall mean the dollar amount shown as "Property, Equipment and Leasehold Improvements" on
                   ----------------------
the balance sheet of the Company as of the Applicable Financial Test Date delivered by the Company pursuant to Paragraph 9(a)(2) of the Agreement.

                  "Receivables" shall have the meaning given such term in Paragraph 10(g) of the Agreement.
                   -----------

                  "Regulation D" shall mean Regulation D of the Board of Governors of the Federal Reserve System from time to time in
                   ------------
effect and shall include any successor or other regulation of said Board of Governors relating to reserve requirements applicable to member banks of the Federal Reserve System.

                  "Regulation U" shall mean Regulation U of the Board of Governors of the Federal Reserve System (12 C.F.R.ss. 221), as
                   ------------
the same may from time to time be amended, supplemented or superseded.

                  "Reportable Event" shall mean any of the events set forth in Section 4043(b) of ERISA.
                   ----------------

                  "Requirements of Law" shall mean as to any Person the Certificate of Incorporation and By-Laws or other
                   -------------------
organizational or governing documents of such Person, and any law, treaty, rule or regulation, or a final and binding determination of an arbitrator or a determination of a court or other Governmental Authority, in each case applicable to or binding upon such
Person or any of its property or to which such Person or any of its property is subject.

                  "Reserve Requirement" shall mean, with respect to a Eurodollar Interest Period for a Eurodollar Loan, the maximum
                   -------------------
aggregate reserve requirement (including all basic, supplemental, marginal and other reserves and taking into account any transitional adjustments) which is imposed under Regulation D on eurocurrency liabilities.

                  "Revolving Facility Maturity Date" shall mean April 10, 2002, as such date may be extended from time to time as
                   --------------------------------
provided in Paragraph 5(m) of the Agreement.

                  "S&P" shall mean Standard&Poor's Ratings Services.
                   ---

                  "Servicing Pass-Through Venture" shall mean any corporation, partnership, joint venture, trust or other entity
                   ------------------------------
legally separate from the Company and formed for the purpose of acquiring (either from the Company or from unaffiliated parties) the right to service mortgage loans for a fee and selling or pledging all or any portion of the related servicing fee income to finance all or part of the acquisition of such servicing rights.

                  "Single Employer Plan" shall mean as to any Person any Plan of such Person which is not a Multiemployer Plan.
                   --------------------

                  "Single Level Subordinated Parent Debt" shall mean Indebtedness of the Company to the Parent which although subject
                   -------------------------------------
to the Subordination Agreement (and therefore constituting Subordinated Debt) is not Double Level Subordinated Parent Debt.

                  "Statement Date" shall mean February 28, 2001.
                   --------------

                  "Subordinated Debt" shall mean Indebtedness of the Company subordinated to the Obligations in the manner and to the
                   -----------------
extent required by the Majority Lenders pursuant to written subordination agreements satisfactory in form and substance to the
Majority Lenders.

                  "Subordinated Parent Borrowings" shall mean Indebtedness of the Parent subordinated to other Indebtedness of the
                   ------------------------------
Parent to the extent satisfactory to the Majority Lenders, it being expressly agreed and understood that Indebtedness of the Parent under the Parent Notes does not constitute Subordinated Parent Borrowings.

                  "Subordination Agreement" shall mean a subordination agreement in the form of Exhibit E attached hereto, as the same
                   -----------------------                                                      ---------
may be amended, extended or replaced from time to time.

                  "Subsidiary" shall mean any corporation more than fifty percent (50%) of the stock of which having by the terms
                   ----------
thereof ordinary voting power to vote for the election of directors, managers or trustees of such corporation (irrespective of whether or not at the time stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) shall, at the time as of which any determination is being made, be owned, either directly and/or through Subsidiaries.

                  "Swing Line Commitment" shall mean for any Swing Line Lender at any date the maximum dollar portion of Swing Loans
                   ---------------------
that such Swing Line Lender has agreed to make, as set forth on the current Commitment Schedule, as such amount may be increased or decreased as provided in the Credit Documents.

                  "Swing Line Lenders" shall mean at any date those Lenders holding a Swing Line Percentage Share as set forth on the
                   ------------------
current Commitment Schedule.

                  "Swing Line Percentage Share" shall mean for each Swing Line Lender at any date that percentage which the dollar
                   ---------------------------
amount of such Swing Line Lender's Swing Line Commitment bears to the Aggregate Swing Line Commitment.

                  "Swing Loans" shall have the meaning given such term in Paragraph 1(b) of the Agreement.
                   -----------

                  "Taxes" shall have the meaning given such term in Paragraph 4(k) of the Agreement.
                   -----

                  "Term Loan" shall have the meaning given such term in Paragraph 1(c) of the Agreement.
                   ---------

                  "Total Debt" shall mean all Indebtedness of the Company and its Subsidiaries excluding Subordinated Debt (other than
                   ----------
Single Level Subordinated Parent Debt) and deferred taxes of the Company attributable to capitalization of purchased servicing rights and excess servicing fees.

                  "Transferee Lender" shall mean an existing Lender to which another existing Lender transfers a portion of its
                   -----------------
Aggregate Maximum Commitment.

                  "VA" shall mean the Veterans Administration and any successor agency.
                   --

la-469674
                                                         SCHEDULE OF EXHIBITS
                                                              TO GLOSSARY

    EXHIBIT       DESCRIPTION
    -------       -----------

         A        ....Form of Additional Lender Agreement

         B        ....Form of Assignment Agreement

         C-1      ....   Form of Covenant Compliance Certificate (Company)

         C-2      ....   Form of Covenant Compliance Certificate (Parent)

         D        ....Form of Parent Guaranty

         E        ....Form of Parent Subordination Agreement

    SCHEDULE I:   ....Commitment Schedule as of the Effective Date
    ----------

                                                                                                                              EXHIBIT A
                                                                                                                              ---------
                                                                                                                            TO GLOSSARY
                                                                                                                            -----------

                                                                FORM OF

                                                      ADDITIONAL LENDER AGREEMENT

                  THIS ADDITIONAL LENDER AGREEMENT (the "AL Agreement") is made and dated as of ___________ __, 200_ by
______________________________ __________________________________________ (the "Applicant Financial Institution"), ROYAL BANK OF
CANADA, as "Lead Administrative Agent" under the Credit Agreement referred to in Recital A below (in such capacity, the "Lead
Administrative Agent"), and COUNTRYWIDE HOME LOANS, INC. (the "Company").

                                                               RECITALS

                  A...The Applicant Financial Institution desires to become a "Lender" under that certain Credit Agreement dated as of
April 11, 2001 (as amended, extended and restated from time to time, the "Credit Agreement" and with capitalized terms not otherwise defined herein used with the same meaning as in the Credit Agreement), by and among the Lead Administrative Agent, the
Co-Administrative Agent, the Syndication Agent, the Documentation Agent, the Arranger, the Co-Arrangers, the Co-Agents, the Lenders
currently participating therein (the "Existing Lenders") and the Company.

                  B...The Applicant Financial Institution has been approved for inclusion as a Lender under the terms of the Credit
Agreement.

                  NOW, THEREFORE, for good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties agree as follows:

                                                               AGREEMENT
                                                               ---------

                  1...The Applicant Financial Institution hereby acknowledges and agrees that from and after the Adjustment Date it will be a "Lender" under the Credit Agreement and the other Credit Documents with all the rights and benefits and with all the obligations of the Existing Lenders thereunder.

                  2...The Applicant Financial Institution hereby agrees to purchase on the Adjustment Date and to accept the assignment and transfer of a portion of the Obligations held by the Existing Lenders consistent with the Commitment Schedule delivered by the Company effective as of the Adjustment Date, a copy of which is attached hereto.

                  3...The address of the Applicant Financial Institution for purposes of the Credit Agreement shall initially be as set forth beneath its signature below and shall upon the Adjustment Date be deemed added to Annex II to the Credit Agreement.

                  4...This AL Agreement shall be governed by and construed and interpreted in accordance with the laws of the State of
California.

                  5...This AL Agreement may be executed in counterparts and such counterparts together shall constitute one and the same agreement.

                  6...This AL Agreement, when executed by each of the parties hereto shall constitute an amendment of the Credit
Agreement consistent with the Commitment Schedule referred to in Paragraph 2 above.

                  7...As provided in Paragraph 14(a) of the Credit Agreement, on or before the Adjustment Date the Applicant Financial
Institution shall pay to the Lead Administrative Agent a registration fee of $3,500.00.

                  EXECUTED as of the day and year first above written.

APPLICANT FINANCIAL
INSTITUTION:                                         [                           Name                          ]
                                                      ---------------------------------------------------------

                                                     By: __________________________________________________________
                                                     Title: _______________________________________________________

                                                     Address: _____________________________________________________
===================================================================================================================
                                                     Attn: ________________________________________________________

LEAD ADMINISTRATIVE AGENT:                           ROYAL BANK OF CANADA

                                                     By: __________________________________________________________
                                                     Title: _______________________________________________________

COMPANY:                                             COUNTRYWIDE HOME LOANS, INC.,
                                                     a New York corporation

                                                     By: __________________________________________________________
                                                     Title: _______________________________________________________

la-469674
                                                                                                                              EXHIBIT B
                                                                                                                              ---------
                                                                                                                            TO GLOSSARY
                                                                                                                            -----------

                                                                FORM OF

                                                         ASSIGNMENT AGREEMENT

THIS ASSIGNMENT AGREEMENT (the "Assignment Agreement") is made and dated as of _____________, 200_ between ____________________ (the
"Assignor") and ______________________ (the "Assignee").  The parties hereto agree as follows:
1.  The Assignor is a Lender under that certain Credit Agreement dated as of April 11, 2001 (as amended, extended and restated from time to time, the "Credit Agreement," and with capitalized terms used herein and not otherwise defined herein used with the same meanings attributed to them in the Credit Agreement).
2.  The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, a portion of the Obligations held by the Assignor consistent with the Commitment Schedule delivered by the Company effective as of the
Adjustment Date, a copy of which is attached hereto as Schedule I.
                                                       ----------
3.  By executing this Assignment Agreement in the space provided below, the Company and the Lead Administrative Agent approve the inclusion of the Assignee as a Lender under the Credit Agreement and agree with the Assignor and the Assignee that the Adjustment
Date therefor shall be _______________, 200_.
4.  On and after the Adjustment Date: (a) the Assignee shall have the rights and obligations of a Lender under the Credit Agreement and the other Credit Documents with respect to the rights and obligations assigned to the Assignee hereunder arising on and after such Adjustment Date, and (b) the Assignor shall relinquish its rights (other than under Paragraphs 4(g), 4(h) and 9(g) of the Credit
Agreement) and be released from its corresponding obligations under the Credit Agreement and the other Credit Documents with respect to the rights and obligations assigned to Assignee hereunder arising prior to such Adjustment Date.
5.  The Assignee shall be entitled to receive from the Lead Administrative Agent all payments of principal, interest and fees with respect to the interest assigned hereby accruing on and after the Adjustment Date.  In the event that either the Assignee or the
Assignor receives any payment to which the other party hereto is entitled under this Assignment Agreement, then the party receiving such amount shall promptly remit it to the other party hereto.
6.  The Assignor represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim.  It is understood and agreed that the assignment and assumption hereunder are made without recourse to the Assignor and that the Assignor makes no other representation or warranty of any kind to the
Assignee.  Neither the Assignor nor any of its officers, directors, employees, agents or attorneys shall be responsible for: (a) the due execution, legality, validity, enforceability, genuineness, sufficiency or collectability of any Credit Documents, (b) any representation, warranty or statement made in or in connection with any of the Credit Documents, (c) the financial condition or creditworthiness of the Company or the Parent, (d) the performance of or compliance with any of the terms or provisions of any of the
Credit Documents, (e) inspecting any of the property, books or records of the Company or the Parent, (f) the validity, enforceability, perfection, priority, condition, value or sufficiency of any collateral securing or purporting to secure the
Obligations or (g) any mistake, error of judgment, or action taken or omitted to be taken in connection with the Credit Documents.
7.  The Assignee: (a) confirms that it has received a copy of the Credit Documents, together with copies of any financial statements requested by the Assignee and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment Agreement, (b) agrees that it will, independently and without reliance upon the Lead
Administrative Agent, any other Agent, the Assignor or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Documents, (c)
appoints and authorizes each Agent to take such actions as agent on its behalf and to exercise such powers under the Credit Documents as are delegated to such Agent by the terms thereof on the terms set forth therein, including, without limitation, the terms set forth in Paragraph 12 of the Credit Agreement entitled "Agency Provisions," (d) agrees that on and after the Adjustment Date it will perform in accordance with their terms all of the obligations which by the terms of the Credit Documents are required to be performed by it as a Lender, and (e) agrees that its payment instructions and notice instructions are as set forth in Schedule II attached
                                                                                                            -----------
hereto.
8.  The Assignee agrees to indemnify and hold harmless the Assignor against any and all losses, costs and expenses (including, without limitation, reasonable attorneys' fees) and liabilities incurred by the Assignor in connection with or arising in any manner from the
Assignee's non-performance of the obligations assumed under this Assignment Agreement.
9.  This Assignment Agreement embodies the entire agreement and understanding between the parties hereto and supersedes all prior agreements and understandings between the parties hereto relating to the subject matter hereof.
10. This Assignment Agreement shall be deemed to be a contract made under the laws of the State of California and for all purposes shall be construed in accordance with the laws of said State, without regard to principles of conflicts of law.
11. Notices shall be given under this Assignment Agreement in the manner set forth in the Credit Agreement.  For the purpose hereof and of the Credit Documents, the address of the Assignee (until notice of a change is delivered pursuant to the provisions of the
Credit Agreement) shall be the address set forth beneath the Assignee's signature below.
12. As provided in Paragraph 14(a) of the Credit Agreement, on or before the Adjustment Date the Assignee shall pay to the Lead
Administrative Agent a registration fee of $3,500.00.
         IN WITNESS WHEREOF, the parties hereto have executed this Assignment Agreement by their duly authorized officers as of the date first above written.

                                                     [NAME OF ASSIGNOR]

                                                     By: _________________________________________________
                                                     Title: ______________________________________________

                                                     [NAME OF ASSIGNEE]

                                                     By: _________________________________________________
                                                     Title: ______________________________________________
                                                     Address:_____________________________________________
==========================================================================================================
                                                                 Attn:____________________________________
ACKNOWLEDGED AND AGREED TO
this __ day of _____________, 200_:

ROYAL BANK OF CANADA, as Lead Administrative Agent

By:__________________________________________________
Title:_______________________________________________

COUNTRYWIDE HOME LOANS, INC., a New York corporation

By:__________________________________________________
Title:_______________________________________________

la-469674
                                                                                                                              EXHIBIT D
                                                                                                                              ---------
                                                                                                                            TO GLOSSARY
                                                                                                                            -----------

                                                                FORM OF

                                                               GUARANTY

    ____THIS GUARANTY (the "Guaranty") is made and dated as of the 11th day of April, 2001 by COUNTRYWIDE CREDIT INDUSTRIES, INC., a
Delaware corporation ("Guarantor").

                                                               RECITALS

    ____A. Pursuant to that certain Credit Agreement dated as of April 12, 2000 among COUNTRYWIDE HOME LOANS, INC., a New York corporation ("Borrower"), the lenders named therein, Royal Bank of Canada, as Lead Administrative Agent, and others (as amended and extended to date, the "Existing Credit Agreement") the lenders party thereto agreed to extend credit to Borrower, on the terms and subject to the conditions set forth therein, including, without limitation, that the Guarantor execute and deliver that certain
Guaranty dated concurrently with the Existing Credit Agreement (the "Existing Guaranty").

    ____B. The Existing Credit Agreement is being amended and replaced and superseded in its entirety pursuant to that certain Credit
Agreement dated concurrently herewith (as amended, extended and replaced in the future, the "Credit Agreement"), by and among the
Borrower, Royal Bank of Canada, as Lead Administrative Agent, the Co-Administrative Agent, the Syndication Agent, the Documentation
Agent, the Arranger, the Co-Arrangers, the Co-Agents and the Lenders participating therein (with capitalized terms not otherwise defined herein used as defined in the Glossary attached to the Credit Agreement as Annex I).
                                                                                   -------

    ____C. As a condition precedent to the effectiveness of the Credit Agreement and the other Credit Documents, the Guarantor is required to execute and deliver to the Lead Administrative Agent for the benefit of the Lenders this Guaranty in replacement of and substitution for the Existing Guaranty.

    ____NOW, THEREFORE, in consideration of the above Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Guarantor hereby agrees as follows:

                                                               AGREEMENT

    ____1. Guarantor hereby irrevocably and unconditionally guarantees the payment when due, upon maturity, acceleration or otherwise, of the Obligations, whether heretofore, now, or hereafter made, incurred or created, whether voluntary or involuntary and however arising, absolute or contingent, liquidated or unliquidated, determined or undetermined, whether or not such Obligations are from time to time reduced, or extinguished and thereafter increased or incurred, whether Borrower may be liable individually or jointly with others, whether or not recovery upon such Obligations may be or hereafter become barred by any statute of limitations, and whether or not such Obligations may be or hereafter become otherwise invalid or unenforceable.

    ____2. Guarantor irrevocably and unconditionally guarantees the payment of the Obligations whether or not due or payable by
Borrower upon: (a) the dissolution, insolvency or business failure of, or any assignment for the benefit of creditors by, or commencement of any bankruptcy, reorganization, arrangement, moratorium or other debtor relief proceedings by or against, Borrower or
Guarantor, or (b) the appointment of a receiver for, or the attachment, restraint of or making or levying of any order of court or legal process affecting, the property of Borrower or Guarantor, and unconditionally promises to pay such Obligations to the Lead
Administrative Agent for the benefit of Lenders, or order, on demand, in lawful money of the United States.

    ____3. The liability of Guarantor hereunder is exclusive and independent of any security for or other guaranty of the Obligations, whether executed by Guarantor or by any other party, and the liability of Guarantor hereunder is not affected or impaired by (a) any direction of application of payment by Borrower or by any other party, or (b) any other guaranty, undertaking or maximum liability of
Guarantor or of any other party as to the Obligations, or (c) any payment on or in reduction of any such other guaranty or undertaking, or (d) any revocation or release of any obligations of any other guarantor of the Obligations, or (e) any dissolution, termination or increase, decrease or change in personnel of Guarantor, or (f) any payment made to Lenders or the Lead Administrative
Agent on the Obligations which any of such Persons repay to Borrower pursuant to court order in any bankruptcy, reorganization, arrangement, moratorium or other debtor relief proceeding, and Guarantor waives any right to the deferral or modification of
Guarantor's obligations hereunder by reason of any such proceeding.

    ____4. (a) The obligations of Guarantor hereunder are independent of the Obligations of Borrower, and a separate action or actions may be brought and prosecuted against Guarantor whether or not action is brought against Borrower and whether or not Borrower is joined in any such action or actions.  Guarantor waives, to the fullest extent permitted by law, the benefit of any statute of limitations affecting its liability hereunder or the enforcement thereof.  Any payment by Borrower or other circumstance which operates to toll any statute of limitations as to Borrower shall operate to toll the statute of limitations as to Guarantor.

    ____   (b) All payments made by Guarantor under this Guaranty shall be made without set-off or counterclaim and free and clear of and without deductions for any present or future taxes, fees, withholdings or conditions of any nature ("Taxes").  Guarantor shall pay any such Taxes, including Taxes on any amounts so paid, and will promptly furnish each Lender with copies of any tax receipts or such other evidence of payment as Lenders or the Lead Administrative Agent may require.

    ____5. Guarantor authorizes Lenders and the Lead Administrative Agent (whether or not after termination of this Guaranty), without notice or demand (except as shall be required by applicable statute and cannot be waived), and without affecting or impairing its liability hereunder, from time to time to (a) renew, compromise, extend, increase, accelerate or otherwise change the time for payment of, or otherwise change the terms of, Obligations or any part thereof, including increase or decrease of the rate of interest thereon; (b) take and hold security for the payment of this Guaranty or the Obligations and exchange, enforce, waive and release any such security; (c) apply such security and direct the order or manner of sale thereof as Lenders and the Lead Administrative Agent in their discretion may determine; and (d) release or substitute any one or more endorsers, guarantors, Borrower or other obligors.
Lenders and the Lead Administrative Agent may without notice to or the further consent of Borrower or Guarantor assign this Guaranty in whole or in part to any person acquiring an interest in the Obligations.

    ____6. It is not necessary for Lenders or the Lead Administrative Agent to inquire into the capacity or power of Borrower or the officers acting or purporting to act on its behalf, and Obligations made or created in reliance upon the professed exercise of such powers shall be guaranteed hereunder.

    ____7. Guarantor waives any right to require Lenders or the Lead Administrative Agent to (a) proceed against Borrower or any other party; (b) proceed against or exhaust any security held from Borrower; or (c) pursue any other remedy in Lenders' power whatsoever.
Guarantor waives any personal defense based on or arising out of any personal defense of Borrower other than payment in full of the
Obligations, including, without limitation, any defense based on or arising out of the disability of Borrower, or the invalidity or unenforceability of the Obligations or any part thereof from any cause, or the cessation from any cause of the liability of Borrower other than payment in full of the Obligations.  Lenders and the Lead Administrative Agent may, at their election, exercise any right or remedy Lenders or the Lead Administrative Agent may have against Borrower, or any security, without affecting or impairing in any way the liability of Guarantor hereunder except to the extent the Obligations have been paid.  Guarantor waives any defense arising out of any such election, even though such election operates to impair or extinguish any right of reimbursement or subrogation or other right or remedy of Guarantor against Borrower or any security.  Guarantor hereby waives any claim or other rights which
Guarantor may now have or may hereafter acquire against the Borrower or any other guarantor of all or any of the Obligations that arise from the existence or performance of the Guarantor's obligations under this Guaranty or any other of the Credit Documents (all such claims and rights being referred to as the "Guarantor's Conditional Rights"), including, without limitation, any right of subrogation, reimbursement, exoneration, contribution, or indemnification, or any right to participate in any claim or remedy which the Lenders or the Lead Administrative Agent have against the Borrower or any collateral which the Lenders or the Lead Administrative
Agent have or thereafter acquire for the Obligations, whether or not such claim, remedy or right arises in equity or under contract, statute or common law, by any payment made hereunder or otherwise, including, without limitation, the right to take or receive from the Borrower, directly or indirectly, in cash or other property or setoff or in any other manner, payment or security on account of such claim or other rights.  If, notwithstanding the foregoing provisions, any amount shall be paid to the Guarantor on account of the Guarantor's Conditional Rights and either (a) such amount is paid to the Guarantor at any time when the Obligations shall not have been paid or performed in full, or (b) regardless of when such amount is paid to the Guarantor any payment made by Borrower to the Lenders or the Lead Administrative Agent is at any time determined to be a preferential payment, then such amount paid to the
Guarantor shall be deemed to be held in trust for the benefit of the Lenders or the Lead Administrative Agent and shall forthwith be paid to the Lenders or the Lead Administrative Agent to be credited and applied upon the Obligations, whether matured or unmatured, in such order and manner as the Lenders or the Lead Administrative Agent shall determine.  To the extent that any of the provisions of this Paragraph shall not be enforceable, the Guarantor agrees that until such time as the Obligations have been paid and performed in full and the period of time has expired during which any payment made by the Borrower or the Guarantor to the Lenders or the Lead
Administrative Agent may be determined to be a preferential payment, the Guarantor's Conditional Rights to the extent not validly waived shall be subordinate to the Lenders' or the Lead Administrative Agent's right to full payment and performance of the
Obligations and the Guarantor shall not seek to enforce the Guarantor's Conditional Rights during such period.  Guarantor waives all presentments, demands for performance, protests and notices, including, without limitation, notices of nonperformance, notices of protest, notices of dishonor, notices of acceptance of this Guaranty, and notices of the existence, creation or incurring of new or additional Obligations.  Guarantor assumes all responsibility for being and keeping itself informed of Borrower's financial condition and assets, and of all other circumstances bearing upon the risk of nonpayment of the Obligations and the nature, scope and extent of the risks which Guarantor assumes and incurs hereunder, and agrees that neither Lenders nor the Lead Administrative Agent shall have any duty to advise Guarantor of information known to any of them regarding such circumstances or risks.

    ____8. In addition to the Obligations, Guarantor agrees to pay reasonable attorneys' fees and all other costs and expenses incurred by Lenders and the Lead Administrative Agent in enforcing this Guaranty in any action or proceeding arising out of, or relating to, this Guaranty.  This Guaranty and the liability and obligations of Guarantor hereunder are binding upon Guarantor and its successors and assigns, and this Guaranty inures to the benefit of and is enforceable by Lenders and the Lead Administrative
Agent and their successors, transferees, and assigns.

    ____9. No right or power of Lenders or the Lead Administrative Agent hereunder shall be deemed to have been waived by any act or conduct on the part of such Persons, or by any neglect to exercise such right or power, or by any delay in so doing; and every right or power shall continue in full force and effect until specifically waived or released by an instrument in writing executed by
Lenders and the Lead Administrative Agent.

    ____10.Guarantor agrees to execute any and all further documents, instruments and agreements as the Lead Administrative Agent from time to time reasonably requests to evidence Guarantor's obligations hereunder.

    ____11.Guarantor hereby represents and warrants and agrees that:

    ____   (a) Guarantor:  (1) is duly organized, validly existing and in good standing as a corporation under the laws of the state of its incorporation and is in good standing as a foreign corporation in each jurisdiction where its ownership of property or conduct of business requires such qualification and where failure to so be in good standing could have a material adverse effect on Borrower or its property and/or business or on Guarantor's ability to pay or perform the Obligations or its obligations hereunder, (2) has the corporate power and authority and the legal right to own and operate its property and to conduct business in the manner in which it does and proposes so to do, (3) is in compliance with all Requirements of Law and Contractual Obligations to the extent that failure to comply could have a material adverse effect on Guarantor or its property and/or business or on the ability to pay or perform the
Obligations or its obligations hereunder, and (4) has reviewed and approved the Credit Documents.

    ____   (b) Guarantor has the corporate power and authority and the legal right to execute, deliver and perform the Credit
Documents to which it is a party and has taken all necessary corporate action to authorize the execution, delivery and performance of such Credit Documents.  The Credit Documents to which Guarantor is a party have been duly executed and delivered on behalf of
Guarantor and constitute legal, valid and binding obligations of Guarantor enforceable against Guarantor in accordance with their respective terms.

    ____   (c) The execution, delivery and performance by Guarantor of the Credit Documents to which Guarantor is a party will not violate any Requirement of Law or any Contractual Obligation of Guarantor to the extent that failure to comply could have a material adverse effect on Guarantor or its property and/or business or on the ability to pay or perform the Obligations or its obligations hereunder.

    ____   (d) Guarantor shall not permit its consolidated net worth determined in accordance with GAAP on and as of each Applicable
Financial Test Date to be less than $1,300,000,000.00; and

    ____   (e) Guarantor will not declare or pay any dividends upon any shares of Guarantor's stock now or hereafter outstanding, except dividends payable in the capital stock or stock rights of Guarantor, or make any distribution of assets to its stockholders including, without limitation, pursuant to any stock repurchase, whether in cash, property or securities; provided, however, that if at the date of such payment or distribution (both before and after giving effect thereto) there shall not exist an Event of Default or Potential Default, Guarantor may pay dividends and make other distributions not later than 120 days after the end of any fiscal quarter or year, as applicable, in an aggregate amount which does not exceed, when combined with all prior dividends and other distributions, if any, applicable to such fiscal year to date, the greater of: (i) the after tax net income of Guarantor determined in accordance with GAAP for such fiscal year to the date of the most recently ended fiscal quarter of such fiscal year, and (ii) the aggregate dollar amount of dividends and other distributions paid during the immediately preceding year.

    ____12.This Guaranty shall be deemed to be made under and shall be governed by the laws of the State of California.

    ____13.If any of the provisions of this Guaranty shall contravene or be held invalid under the laws of any jurisdiction, this
Guaranty shall be construed as if not containing those provisions and the rights and obligations of the parties hereto shall be construed and enforced accordingly.

                  14..GUARANTOR HEREBY WAIVES ITS RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT
OF OR RELATED TO THIS GUARANTY, THE OTHER CREDIT DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY IN ANY ACTION,
PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST GUARANTOR OR ANY OTHER PARTY, WHETHER WITH RESPECT
TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE.  GUARANTOR HEREBY AGREES THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A
COURT TRIAL WITHOUT A JURY.  WITHOUT LIMITING THE FOREGOING, GUARANTOR FURTHER AGREES THAT ITS RIGHT TO A TRIAL BY JURY IS WAIVED BY
OPERATION OF THIS PARAGRAPH 14 AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE
VALIDITY OR ENFORCEABILITY OF THIS GUARANTY OR ANY OTHER CREDIT DOCUMENT OR ANY PROVISION HEREOF OR THEREOF.  THIS WAIVER SHALL APPLY
TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS GUARANTY AND THE OTHER CREDIT DOCUMENTS.

    ____Executed as of the day and year first above written.

                                                     COUNTRYWIDE CREDIT INDUSTRIES, INC.,
                                                     a Delaware corporation

                                                     By:    _______________________________________________________
                                                            Title:_________________________________________________
                                                     Address:      4500 Park Granada
                                                                   Calabasas, California  91302
                                                                   Attn:  Stanford L. Kurland

la-469674
                                                                                                                              EXHIBIT E
                                                                                                                              ---------
                                                                                                                            TO GLOSSARY
                                                                                                                            -----------

                                                                FORM OF

                                                        SUBORDINATION AGREEMENT

                  THIS SUBORDINATION AGREEMENT is made and dated as of the 11th day of April, 2001 by and among ROYAL BANK OF CANADA, as lead administrative agent for the "Lenders" from time to time party to the Credit Agreement referred to below (in such capacity, the "Lead Administrative Agent"), COUNTRYWIDE HOME LOANS, INC., a New York corporation ("Borrower"), and COUNTRYWIDE CREDIT
INDUSTRIES, INC., a Delaware corporation ("Creditor").

                                                               RECITALS

                  Pursuant to that certain Credit Agreement dated as of April 11, 2001 (as amended, extended or replaced from time to time, the "Credit Agreement"), Lenders have agreed to extend credit to Borrower on the terms and subject to the conditions set forth therein, including, without limitation, the condition that Creditor execute and deliver to the Lead Administrative Agent for the benefit of the Lenders: (a) a continuing guaranty of the Obligations of Borrower to Lenders under (and as the term "Obligations" and capitalized terms not otherwise defined herein are defined in) the Glossary attached to the Credit Agreement as Annex I, and (b) this
                                                                                                                -------
Subordination Agreement.

                  NOW, THEREFORE, in consideration of the above Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

                                                               AGREEMENT

                  1...Creditor has extended and will in the future extend credit to Borrower from time to time.  The principal of all now existing and hereafter arising Indebtedness of Borrower to Creditor together with accrued but unpaid interest thereon is hereinafter referred to as the "Claim".

                  2...Creditor is the sole and absolute owner of the Claim and has not sold, assigned, transferred or otherwise disposed of any right it may have to repayment of the Claim or any security therefor.

                  3...The Claim and all rights and remedies of Creditor with respect thereto and any lien securing payment thereof are and shall continue to be subject, subordinate and rendered junior in right of payment to the Obligations, as the same may be extended, amended or replaced from time to time; provided, however, that unless and until there shall occur an Event of Default or
Potential Default under the Credit Agreement, Borrower may make and Creditor may receive payments on account of the Claim as follows:  (a) interest accruing on Double Level Subordinated Parent Debt at a per annum rate not to exceed ten percent (10%),
(b) interest accruing on the principal of all other Indebtedness at a per annum rate not to exceed the pre-default rate of interest payable on account of Indebtedness of the Parent the proceeds of which were lent by the Parent to Borrower and constitute the
"Indebtedness" of Borrower to the Parent as to which such interest is being paid, and (c) principal outstanding on such
Indebtedness.

                  4...Unless and until the Obligations shall have been fully and indefeasibly paid and discharged in cash or cash equivalents and any agreement by Lenders to make further Loans to Borrower or otherwise extend credit to Borrower pursuant to the
Credit Agreement shall have terminated, except as expressly permitted pursuant to Paragraph 3 above:

 ......................(a)Borrower will not make or give, and Creditor will not receive, directly or indirectly, any payment, advance, credit or further security of any kind whatsoever on account of the Claim, or any new or further evidence thereof;

 ......................(b)Creditor will not sell, assign, transfer, dispose of or endorse the Claim or any part or evidence thereof;

 ......................(c)Creditor will pay to the Lead Administrative Agent for the pro rata benefit of Lenders in accordance with their respective Primary Percentage Shares promptly upon receipt, for application against the Obligations, any and all amounts which may be received by Creditor on account of the Claim in excess of amounts permitted under Paragraph 3 above and until such amounts are paid to the Lead Administrative Agent the same shall be held in trust for the benefit of Lenders, segregated from other funds and property held by Creditor; and

 ......................(d)Creditor will not take, or permit any action to be taken, to assert, collect or enforce the Claim or any part thereof.

                  5...Each of Borrower and Creditor waives notice of acceptance of this Subordination Agreement by Lenders and the
Lead Administrative Agent, and Creditor waives notice of and consents to the making, amount and terms of any loan or loans which any of Lenders or the Lead Administrative Agent may from time to time make to Borrower and any renewal or extension thereof and any action which any of Lenders or the Lead Administrative Agent in their sole and absolute discretion may take or omit to take with respect thereto.

                  6...This Subordination Agreement shall constitute a continuing agreement of subordination and Lenders and the Lead
Administrative Agent may, from time to time and without notice to Creditor, lend money to or make other financial arrangements with
Borrower in reliance hereon until written notice of termination shall be delivered by Creditor to the Lead Administrative Agent, by certified mail, return receipt requested.  The receipt by the Lead Administrative Agent of such notice shall not affect this
Subordination Agreement as it relates to any Obligations then existing, to any Obligations incurred thereafter pursuant to a previous commitment by Lenders or the Lead Administrative Agent or to any amendments to, or extensions or renewals of, any such Obligations.

                  7...Each of Creditor and Borrower acknowledges that the failure of Creditor or Borrower to observe or perform the terms and provisions hereof or the attempt by Creditor to rescind or revoke this Subordination Agreement shall constitute an Event of
Default under the Credit Agreement and may result in acceleration of the Obligations.

                  8...Creditor agrees as follows:

 ......................(a)Upon any distribution of the assets of Borrower to creditors of Borrower upon the dissolution, winding up, liquidation, arrangement, or reorganization of Borrower, whether in any bankruptcy, insolvency, arrangement, reorganization or receivership proceeding or upon an assignment for the benefit of creditors or any other marshalling of the assets and liabilities of
Borrower or otherwise, any payment or distribution of any kind (whether in cash, property or securities) which otherwise would be payable or deliverable upon or with respect to the Claim shall be paid or delivered directly to the Lead Administrative Agent for the benefit of Lenders for application (in the case of cash) to, or as collateral (in the case of non-cash property or securities) for, the payment or prepayment of the Obligations until the Obligations shall have been paid in full.

 ......................(b)If any proceeding referred to in subsection (a) above is commenced by or against Borrower:

                                    (1)     Lenders and the Lead Administrative Agent are hereby irrevocably authorized and empowered
 (in their own names or in the name of Creditor or otherwise), but shall have no obligation, to demand, sue for, collect and receive every payment or distribution referred to in subsection (a) above and give acquittance therefor and to file claims and proofs of claim and take such other action (including, without limitation, voting the Claim or enforcing any security interest or other lien securing payment of the Claim) as they may deem necessary or advisable for the exercise or enforcement of any of the rights or interests of Lenders hereunder; and

                                    (2)     Creditor shall duly and promptly take such action as Lenders and the Lead Administrative
 Agent may request (i) to collect the Claim for account of Lenders and to file appropriate claims or proofs of claim in respect of the
 Claim, (ii) to execute and deliver to Lenders and the Lead Administrative Agent such powers of attorney, assignments, and other instruments as they may request in order to enable them to enforce any and all claims with respect to, and any security interests and other liens securing payment of, the Claim, and (iii) to collect and receive any and all payments or distributions which may be payable or deliverable upon or with respect to the Claim.

 ......................(c)All payments or distributions upon or with respect to the Claim which are received by Creditor contrary to the provisions of this Subordination Agreement shall be received in trust for the benefit of Lenders, shall be segregated from other funds and property held by Creditor and shall be forthwith paid over to Lenders, through the Lead Administrative Agent, in the same form as so received (with any necessary indorsement) to be applied (in the case of cash) to, or held as collateral (in the case of non-cash property or securities) for, the payment or prepayment of the Obligations.

 ......................(d)Lenders and the Lead Administrative Agent are hereby authorized to demand specific performance of this
Subordination Agreement, whether or not Borrower shall have complied with any or all of the provisions hereof applicable to it, at any time when the Creditor shall have failed to comply with any of the provisions of this Subordination Agreement applicable to it.

                  9...It is the intent of Creditor to create by this Subordination Agreement a security interest in favor of the Lead
Administrative Agent for the benefit of Lenders in the Claim and in Creditor's rights to receive money or other property from
Borrower on account thereof, whether such rights shall constitute accounts, contract rights, chattel paper, instruments, general intangibles or otherwise.  Creditor hereby grants to the Lead Administrative Agent and Lenders a security interest in the Claim and such rights of receipt in order to secure the payment and performance of the Creditor's obligations pursuant to this Subordination
Agreement.

                  10..Creditor authorizes Lenders and the Lead Administrative Agent (whether or not after revocation of this
Subordination Agreement), without notice or demand (except as shall be required by applicable statute and cannot be waived), and without affecting or impairing Creditor's obligations hereunder, from time to time to (a) renew, compromise, extend, increase, accelerate or otherwise change the time for payment of, or otherwise change the terms of, the Obligations or any part thereof, including without limitation to increase or decrease the rate of interest thereon; (b) take and hold security for the payment of the
Obligations and exchange, enforce, waive and release any such security; (c) apply such security and direct the order or manner of sale thereof as Lenders and the Lead Administrative Agent in their sole discretion may determine; and (d) release and substitute any one or more endorsers, warrantors, Borrower or other obligors.  Lenders and the Lead Administrative Agent may without notice to or the further consent of Borrower or Creditor assign this Subordination Agreement in whole or in part to any Person acquiring an interest in the Obligations.

                  11..This Subordination Agreement shall extend to and be binding upon the successors and assigns of each of the parties hereto.

                  12..This Subordination Agreement may be executed in any number of counterparts all of which taken together shall constitute one agreement and any party hereto may execute this Subordination Agreement by signing any such counterpart.

                  13..This Subordination Agreement shall be governed by and construed in accordance with the laws of the State of
California without giving effect to its choice of law rules.

                  14..EACH OF THE PARTIES HERETO WAIVES ITS RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED
UPON OR ARISING OUT OF OR RELATED TO THIS SUBORDINATION AGREEMENT, THE OTHER CREDIT DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED HEREBY
OR THEREBY IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTY, WHETHER
WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE.  EACH OF THE PARTIES HERETO AGREES THAT ANY SUCH CLAIM OR CAUSE OF ACTION
SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY.  WITHOUT LIMITING THE FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE
RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS PARAGRAPH 14 AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS,
IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS SUBORDINATION AGREEMENT OR ANY OTHER CREDIT DOCUMENT OR ANY
PROVISION HEREOF OR THEREOF.  THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS
SUBORDINATION AGREEMENT AND THE OTHER CREDIT DOCUMENTS.

                  Executed as of the day and year first above written.

                                                     COUNTRYWIDE CREDIT INDUSTRIES, INC., a Delaware corporation

                                                     By:
                                                         -------------------------------------------------
                                                     Name:
                                                           -----------------------------------------------
                                                     Title:
                                                            ----------------------------------------------

                                                     COUNTRYWIDE HOME LOANS, INC.,
                                                     a New York corporation

                                                     By:
                                                         -------------------------------------------------
                                                     Name:
                                                           -----------------------------------------------
                                                     Title:
                                                            ----------------------------------------------

                                                     ROYAL BANK OF CANADA, as Lead Administrative Agent

                                                     By:
                                                        --------------------------------------------------
                                                     Name:
                                                          ------------------------------------------------
                                                     Title:
                                                           -----------------------------------------------

                                                    SCHEDULE I: COMMITMENT SCHEDULE
                                                        (As of April 11, 2001)

Aggregate Credit Limit:  $1,000,000,000
Aggregate Swing Line Commitment:       $200,000,000

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
      Institution                Maximum           Primary Percentage    Swing Line Commitment       Swing Line
                          ---------------------          Share                                    Percentate Share
                               Commitment

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Royal Bank                  $150,000,000                  15.00%             $50,000,000                  25%
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
ABN AMRO                    $125,000,000                  12.50%             $50,000,000                  25%
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Credit Lyonnais             $100,000,000                  10.00%             $50,000,000                  25%
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Commerzbank                 $100,000,000                  10.00%             $50,000,000                  25%
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
BNP                         $100,000,000                  10.00%
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Barclays                    $100,000,000                  10.00%
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
West LB                     $100,000,000                  10.00%
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Credit Suisse               $100,000,000                  10.00%
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Chase Manhattan             $  50,000,000                   5.00%
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
JP Morgan                   $  50,000,000                   5.00%
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
BONY                        $  25,000,000                   2.50%
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

Total:                      $1,000,000,000                 100.00%           $200,000,000               100.00%
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

                                                        2000 STOCK OPTION PLAN
                                                                  OF
                                                  COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                                      SECTION 1. PURPOSE OF PLAN

     The purpose of this 2000 Stock Option Plan (this "Plan") of Countrywide Credit Industries, Inc., a Delaware corporation (the
"Company"), is to strengthen the Company by providing an incentive to its employees and directors and thereby encouraging them to devote their abilities and industry to the success of the Company's business enterprise. It is intended that this purpose be achieved by extending to employees and directors of the Company and the Subsidiaries (as defined below) an added long-term incentive for high levels of performance and unusual efforts through the grant of Options to purchase shares of the Company's common stock under this
Plan.

                                                   SECTION 2. ADMINISTRATION OF PLAN

     2.1   Composition of Committee.   Subject to the formula grant provisions for Nonemployee Directors (as defined below) pursuant to Section 6.8 of this Plan, this Plan shall be administered by a committee consisting of at least two (2) directors appointed by the
Board of Directors of the Company (the "Board") to administer the Plan and to perform functions set forth herein (the "Committee").
The Committee shall hold meetings at such times as may be necessary for the proper administration of the Plan. The Committee shall keep minutes of its meetings. A quorum shall consist of not less than two (2) members of the Committee and a majority of a quorum may authorize any action. Any decision or determination reduced to writing and signed by a majority of all of the members shall be fully effective as if made by a majority vote at a meeting duly called and held. Each member of the Committee shall be a Disinterested
Director and an Outside Director. No member of the Committee shall be liable for any action, failure to act, determination or interpretation made in good faith with respect to this Plan or any transaction hereunder, except for liability arising from his or her own willful misfeasance, gross negligence or reckless disregard of his or her duties. The Company hereby agrees to indemnify each member of the Committee for all costs and expenses and, to the extent permitted by applicable law, any liability incurred in connection with defending against, responding to, negotiation for the settlement of or otherwise dealing with any claim, cause of action or dispute of any kind arising in connection with any actions in administering this Plan or in authorizing or denying authorization to any transaction hereunder. For purposes of this Plan, the term "Disinterested Director" means a director of the
Company who is "disinterested" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange
Act"), and the term "Outside Director" means a director of the Company who is an "outside director" within the meaning of Section
162(m) of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder (the "Code").

     2.2   Powers of the Committee.   Subject to the express provisions of this Plan and the formula grant provisions for Nonemployee
Directors under Section 6.8 of the Plan, the Committee shall be authorized and empowered to do all things necessary or desirable, in its sole discretion, in connection with the administration of this Plan, including, without limitation, the following:

          (a) to prescribe, amend and rescind rules and regulations relating to this Plan (including, but not limited to, correcting any defect or supplying any omission or reconciling any inconsistency in the Plan or any Option Document (as defined below)) in the manner and to the extent it shall be deemed necessary or advisable so that the Plan complies with applicable law including
     Rule 16b-3 under the Exchange Act and the Code to the extent applicable and otherwise to make the Plan fully effective, and to define terms not otherwise defined herein; provided that, unless the Committee shall specify otherwise, for purposes of this
     Plan (i) the term "Fair Market Value" shall, on any date mean the average of the high and low sales prices of the Shares on such date on the principal national securities exchange on which such Shares are listed or admitted to trading, or if such Shares are not so listed or admitted to trading, the arithmetic mean of the per Share closing bid price and per Share closing asked price on such date as quoted on the National Association of Securities Dealers Automated Quotation System or such other market in which such prices are regularly quoted, or, if there have been no published bid or asked quotations with respect to Shares on such date, the Fair Market Value shall be the value established by the Board in good faith and in accordance with Code Section
     422; and (ii) the term "Company" shall mean the Company and its Subsidiaries (as such term is defined in Code Section 424(f))
     and affiliates, unless the context otherwise requires;

          (b) to determine which persons are Eligible Persons (as defined below), to which of such Eligible Persons, if any, Options
     (as defined below) shall be granted hereunder, the number of Options granted, the timing of any such grants, and to make such grants;

          (c) to determine the number of Shares subject to Options and the exercise or purchase price of such Shares;

          (d) to establish and verify the extent of satisfaction of any performance goals applicable to Options;

          (e) to prescribe and amend the terms of the agreements or other documents evidencing Options made under this Plan (which need not be identical);

          (f) to determine whether, and the extent to which, adjustments are required pursuant to Section 8;

          (g) to interpret and construe this Plan, any rules and regulations under this Plan and the terms and conditions of any
     Option granted hereunder, and to make exceptions to any such provisions in good faith and for the benefit of the Company; and

          (h) to make all other determinations deemed necessary or advisable for the administration of this Plan.

     2.3   Determinations of the Committee.   All decisions, determinations and interpretations by the Committee regarding this Plan shall be final and binding on the Company and its Subsidiaries and all Eligible Persons and Participants (as defined below). The
Committee shall consider such factors as it deems relevant to making such decisions, determinations and interpretations including, without limitation, the recommendations or advice of any director, officer or employee of the Company and such attorneys, consultants and accountants as it may select.

                                                   SECTION 3. STOCK SUBJECT TO PLAN

     3.1   Aggregate Limits.   The aggregate number of shares of the Company's common stock, par value $.05 per share ("Shares"), that may be made the subject of Options granted under this Plan is 5,500,000. The maximum number of shares subject to the Plan shall be adjusted as provided in Section 8 of the Plan upon a change in the capital structure of the Company. The Company shall reserve for the purpose of this Plan, out of its authorized but unissued Shares or out of Shares held in the Company's treasury, or partly out of each, such number of Shares as shall be determined by the Board.

     3.2   Tax-Code Limits.   The aggregate number of Shares, subject to Options granted under this Plan during any calendar year to any one Eligible Person shall not exceed 3,000,000. Notwithstanding anything to the contrary in this Plan, the foregoing limitations shall be subject to adjustment under Section 8 only to the extent that such adjustment will not affect the status of any Option intended to qualify as "performance-based compensation" under Code Section 162(m). The foregoing limitations shall not apply to the extent that they are no longer required in order for compensation in connection with grants under this Plan to be treated as
"performance-based compensation" under Code Section 162(m).

     3.3   Issuance of Shares.   Whenever an outstanding Option or a portion thereof expires, is canceled or is otherwise terminated for any reason (other than the surrender of the Option pursuant to Section 9 hereof), the Shares allocable to the expired, canceled or otherwise terminated Option or portion thereof may again be the subject of an Option granted hereunder.

                                                SECTION 4. PERSONS ELIGIBLE UNDER PLAN

     Any employee of the Company or a Subsidiary designated by the Committee as eligible to receive Options subject to the conditions set forth therein shall be eligible to receive a grant of an Option under this Plan (an "Eligible Person"). A "Ten-Percent
Stockholder" is an Eligible Person, who, at the time an Option intended to qualify as an incentive stock option under Section 422 of the Code ("ISO") is granted to him or her, owns (within the meaning of Section 422(b)(6) of the Code) stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, or of a parent or a subsidiary. For purposes of the formula grant provisions under Section 6.8, an "Eligible Person" shall also include a director of the Company who is not an employee (a "Nonemployee Director"). An "Optionee" is any current or former Eligible Person to whom an Option has been granted, and a
"Participant" is any Optionee and any person (including any estate) to whom an Option has been assigned or transferred pursuant to
Section 7.1.

                                                        SECTION 5. PLAN AWARDS

     The Committee, on behalf of the Company, is authorized under this Plan to enter into certain types of arrangements with Eligible
Persons and to confer certain benefits on them. Options are authorized under this Plan if their terms and conditions are not inconsistent with the provisions of this Plan. For purposes of this Plan an "Option" is a right granted under Section 6 of this Plan to purchase a number of Shares at such exercise price, at such times, and on such other terms and conditions as are specified in the agreement or other document evidencing the award (the "Option Document"). Options intended to qualify as ISOs and Options not intended to qualify as ISOs ("Nonqualified Options") may be granted under Section 6. Options may be granted to Nonemployee Directors only pursuant to Section 6.8.

                                                          SECTION 6. OPTIONS

     The Committee may grant an Option or provide for the grant of an Option, either from time to time in the discretion of the
Committee or automatically upon the occurrence of specified events, including, without limitation, the achievement of performance goals, the satisfaction of an event or condition within the control of the recipient of the grant or within the control of others.

     6.1   Option Document.   Each Option Document shall contain provisions regarding (a) the number of Shares that may be issued upon exercise of the Option, (b) the purchase price of the Shares and the means of payment for the Shares, (c) the term of the
Option, (d) such terms and conditions of exercisability as may be determined from time to time by the Committee, (e) restrictions on the transfer of the Option and forfeiture provisions and (f) such further terms and conditions, in each case not inconsistent with this Plan as may be determined from time to time by the Committee. The Option Document may be amended at any time by the parties thereto so long as the amended terms are not inconsistent with the Plan. Option Documents evidencing ISOs shall contain such terms and conditions as may be necessary to qualify, to the extent determined desirable by the Committee, with the applicable provisions of
Code Section 422.

     6.2   Option Price.   The purchase price per share of the Shares subject to each Option granted under this Plan shall equal or exceed one hundred percent (100%) of the Fair Market Value of such Stock on the date the Option is granted (one hundred ten percent
(110%) in the case of an ISO granted to a Ten-Percent Stockholder), except that (a) the exercise price of an Option may be higher or lower in the case of Options granted to an employee of a company acquired by the Company in assumption and substitution of Options held by such employee at the time such company is acquired, and (b) in the event an Eligible Person is required to pay or forego the receipt of any cash amount in consideration of receipt of an Option, the exercise price plus such cash amount shall equal or exceed one hundred percent (100%) of the fair market value of such Stock on the date the Option is granted.

     6.3   Option Term.   The "Term" of each Option granted under this Plan, including any ISOs, shall be for a period of years from the date of its grant set forth in the Option Document, but in no event shall the Term of an Option extend beyond ten (10) years from the date of grant (five (5) years in the case of an ISO granted to a Ten-Percent Stockholder). The Committee may, subsequent to the granting of any Option, extend the term thereof but in no event shall the term as so extended exceed the maximum term provided for in the preceding sentence.

     6.4   Option Vesting.   Subject to Section 9 hereof, Options granted under this Plan shall be exercisable at such time and in such installments during the period prior to the expiration of the Option's Term as determined by the Committee. The Committee shall have the right to make the timing of the ability to exercise any Option granted under this Plan subject to such performance requirements as deemed appropriate by the Committee. At any time after the grant of an Option the Committee may reduce or eliminate any restrictions surrounding any Participant's right to exercise all or part of the Option.

     6.5   Termination of Employment or Service.   Unless otherwise provided in an Option Document, an Option shall terminate upon or following an Optionee's termination of employment with the Company and its Subsidiaries and service as a Nonemployee Director of the
Company and its Subsidiaries as follows:

          (a) In the event an Optionee's employment as an employee, if any, and service as a Nonemployee Director, if any, terminate for any reason other than death, Disability, Cause or Retirement (as such terms are hereinafter defined), the Optionee may at any time within three (3) months after his or her termination of employment exercise an Option to the extent, and only to the extent, the Option or portion thereof was exercisable at the date of such termination.

          (b) In the event the Optionee's employment as an employee, if any, and service as a Nonemployee Director, if any, terminate as a result of Disability, the Optionee may at any time within one (1) year after such termination exercise such Option to the extent, and only to the extent, the Option or portion thereof was exercisable on the date of termination.

          (c) In the event an Optionee's employment as an employee, if any, and service as a Nonemployee Director, if any, terminate for Cause, the Option shall terminate immediately and no rights thereunder may be exercised.

          (d) In the event an Optionee dies while a Nonemployee Director or an employee of the Company or any Subsidiary or within three (3) months after termination as described in clause (a) above of this Section 6.5 or within one (1) year after termination as a result of Disability as described in clause (b) above of this Section 6.5 or Retirement as described in clause (e) below of this Section 6.5, the Option may be exercised at any time within one (1) year after the Optionee's death by the person or persons to whom the Optionee's rights pass by transfer or designation, as the case may be, pursuant to Section 7 of the Plan, or, absent such a transfer or designation, as the case may be, by the person or persons to whom such rights under the Option shall pass by will or the laws of descent and distribution; provided however, that an Option may be exercised to the extent, and only to the extent, that the Option or portion thereof was exercisable on the date of death or earlier termination.

          (e) In the event an Optionee's employment terminates as a result of Retirement, and he or she does not thereafter serve as a Nonemployee Director, then the Optionee may at any time within one (1) year after termination of service by reason of
     Retirement, exercise such Options to the extent, and only to the extent, the Options or portion thereof were exercisable at the date of such termination.

     For purposes of this Section 6.5, the terms Cause, Disability, and Retirement shall have the following meanings: "Cause" means
(1) any act of (A) fraud or intentional misrepresentation, or (B) embezzlement, misappropriation or conversion of assets or opportunities of the Company or any direct or indirect majority-owned subsidiary of the Company, or (2) willful violation of any law, rule or regulation in connection with the performance of an Optionee's duties (other than traffic violations or similar offenses).
"Disability" means a physical or mental infirmity that impairs the Optionee's ability to perform substantially his or her duties for a period of one hundred eighty (180) consecutive days. "Retirement" shall mean the attainment of "Early Retirement Age" or "Normal
Retirement Age" as these terms are defined in the Countrywide Credit Industries, Inc. Defined Benefit Pension Plan.

     Notwithstanding the foregoing, (1) in no event may any Option be exercised by anyone after the expiration of the term of the
Option and (2) a termination of service as a Nonemployee Director shall not be deemed to occur so long as the director continues to serve the Company as a director emeritus.

     In the event of the death of any Optionee under this Plan, the term "Optionee" shall thereafter be deemed to refer to the transferees under Section 7.1 hereof or the beneficiary or beneficiaries designated pursuant to Section 7.2 hereof, or, if no such transfer or designation is in effect, the person to whom the Optionee's rights pass by will or applicable law, or, if no such person has such right, then the executor or administrator of the estate of such Optionee.

     6.6   Payment of Exercise Price.   The exercise price of an Option shall be paid in the form of one or more of the following, as the Committee shall specify, either through the terms of the Option Document or at the time of exercise of an Option: (a) personal, certified or cashier's check, (b) shares of capital stock of the Company that have been held by the Participant for such period of time as the Committee may specify, (c) other property deemed acceptable by the Committee, or (d) any combination of (a) through (c).
Any Shares transferred to the Company as payment of the purchase price under an Option shall be valued at their Fair Market Value on the day preceding the date of exercise of such Option. If requested by the Committee, the Optionee shall deliver the Option Document to the Secretary of the Company who shall endorse thereon a notation of such exercise and return such Option Document to the
Optionee. No fractional Shares (or cash in lieu thereof) shall be issued upon exercise of an Option and the number of Shares that may be purchased upon exercise shall be rounded to the nearest number of whole Shares.

     6.7   Repricing.   Without the approval of stockholders, the Company shall not reprice any Options. For purposes of this Plan, the term "reprice" shall mean lowering the exercise price of previously awarded Options within the meaning of Item 402(i) under
Securities and Exchange Commission Regulation S-K (including canceling previously awarded Options and regranting them with a lower exercise price).

     6.8   Nonemployee Director Options.

          (a) Grant.   On the first business day of June of each year that the Plan is in effect, each Nonemployee Director shall automatically be granted a Nonqualified Option (a "Nonemployee Director Option") to purchase Shares under the Plan. The number of Shares and the purchase price shall be as provided in Section 6.8(b) below. The Term of a Nonemployee Director Option granted under this Plan shall be ten (10) years from the date of its grant. Subject to Section 9.2 hereof, Nonemployee Director Options shall be fully exercisable in whole or in part at any time after one (1) year from the date of grant of the Nonemployee Director
     Option; provided, however, that all Nonemployee Director Options shall be immediately exercisable in whole or part in the case of such Nonemployee Director's death. If, on any date upon which Nonemployee Director Options are to be granted pursuant to this
     Section 6.8, the number of Shares remaining available for Options under this Plan is insufficient for the grant to each
     Nonemployee Director of a Nonemployee Director Option to purchase the entire number of Shares specified in this Section 6.8, then a Nonemployee Director Option to purchase a proportionate amount of such available number of Shares (rounded to the nearest whole share) shall be granted to each Nonemployee Director on such date. Notwithstanding the foregoing provisions of this
     Section 6.8, no Nonemployee Director Option shall be granted in any year to a Nonemployee Director who makes a written election not to receive such Nonemployee Director Option under the Plan; provided that such election is filed with the Secretary of the
     Company at least one business day prior to the date such grant would otherwise be made under the Plan; provided further that an election made pursuant to this sentence shall remain effective until the next business day following the date a written notice revoking such election is made and filed with the Secretary of the Company. A Nonemployee Director who makes an election not to receive a Nonemployee Director Option will not receive anything from the Company in lieu thereof.

          (b) Number of Shares.   Each Nonemployee Director Option granted shall be in respect of a number of Shares equal to 15,000 multiplied by a fraction, the numerator of which is the earnings per Share on a fully diluted basis of the Company for the fiscal year of the Company ended immediately before the date of grant of the Nonemployee Director Option (as reported in the audited Financial Statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange
     Commission ("SEC"), but in no event less than zero) (the "EPS Numerator Amount") and the denominator of which is the earnings per Share on a fully diluted basis of the Company for the fiscal year immediately preceding the fiscal year in respect of which the EPS Numerator Amount is determined; provided, however, that each Nonemployee Director Option granted shall be in respect of a number of Shares not less than 15,000. The number 15,000 referred to in the previous sentence shall be equitably adjusted in the event of a change in capital structure of the Company.

     6.9   Rights of Optionee.   No Optionee shall be deemed for any purpose to be the owner of any Shares subject to any Option unless and until (1) the Option shall have been exercised pursuant to the terms thereof, (2) the Company shall have issued and delivered the Shares to the Optionee and (3) the Optionee's name shall have been entered as a stockholder of record on the books of the Company. Thereupon, the Optionee shall have full voting, dividend and other ownership rights with respect to such Shares.

                                           SECTION 7. OTHER PROVISIONS APPLICABLE TO OPTIONS

     7.1   Transferability.   Unless the Option Document (or an amendment thereto authorized by the Committee) expressly states that the Option is transferable as provided hereunder, no Option granted under this Plan, nor any interest in such Option, may be sold, assigned, conveyed, gifted, pledged, hypothecated or otherwise transferred in any manner prior to the vesting or lapse of any and all restrictions applicable thereto, other than pursuant to the beneficiary designation form described in Section 7.2 hereof or by will or the laws of descent and distribution. With respect to an Option that is not intended to qualify as an ISO, the Committee may grant such Option or amend such an outstanding Option to provide that the Option is transferable or assignable to a member or members of the Participant's "immediate family," as such term is defined in Rule 16a-1(e) under the Exchange Act, or to a trust for the benefit solely of a member or members of the Participant's immediate family, or to a partnership or other entity whose only owners are members of the Participant's immediate family, provided the instrument of transfer is approved by the Company's Administrative
Committee of Employee Benefits, Options so transferred are not again transferable other than by will or by the laws of descent and distribution, and that following any such transfer or assignment, the Option will remain subject to substantially the same terms applicable to the Option while held by the Participant, as modified as the Committee shall determine appropriate, and the transferee shall execute an agreement agreeing to be bound by such terms.

     7.2   Designation of Beneficiaries.   An Optionee hereunder may file with the Company a written designation of a beneficiary or beneficiaries under this Plan and may from time to time revoke or amend any such designation ("Beneficiary Designation"). Any designation of beneficiary under this Plan shall be controlling over any other disposition, testamentary or otherwise; provided, however, that if the Committee is in doubt as to the entitlement of any such beneficiary to any Option, the Committee may determine to recognize only the legal representative of the Optionee in which case the Company, the Committee and the members thereof shall not be under any further liability to anyone.

     7.3   Dividends.   Unless otherwise provided by the Committee, no adjustment shall be made in Shares issuable under Options on account of cash dividends that may be paid or other rights that may be issued to the holders of Shares prior to their issuance under any Option. No dividends or dividend equivalent amounts shall be paid to any Participant with respect to the Shares subject to any
Option under the Plan.

     7.4   Documents Evidencing Options.   The Committee shall, subject to applicable law, determine the date an Option is deemed to be granted, which for purposes of this Plan shall not be affected by the fact that an Option is contingent on subsequent stockholder approval of this Plan. The Committee or, except to the extent prohibited under applicable law, its delegate(s) may establish the terms of agreements or other documents evidencing Options under this Plan and may, but need not, require as a condition to any such agreement's or document's effectiveness that such agreement or document be executed by the Participant and that such Participant agree to such further terms and conditions as specified in such agreement or document. The grant of an Option under this Plan shall not confer any rights upon the Participant holding such Option other than such terms, and subject to such conditions, as are specified in this Plan as being applicable to such type of Option (or to all Options) or as are expressly set forth in the agreement or other document evidencing such Option.

     7.5   Financing.   The Committee may in its discretion provide financing to a Participant in a principal amount sufficient to pay the purchase price of any Option and/or to pay the amount of taxes required by law to be withheld with respect to any Option. Any such loan shall be subject to all applicable legal requirements and restrictions pertinent thereto, including Regulation G promulgated by the Federal Reserve Board. The grant of an Option shall in no way obligate the Company or the Committee to provide any financing whatsoever in connection therewith.

     7.6   ISO Limits.   The aggregate Fair Market Value (determined as of the date of grant) of Shares underlying an Option intended to qualify as an ISO, with respect to which the ISO is exercisable for the first time by the Optionee during any calendar year (under this Plan and all other stock option plans of the Company and its parent and subsidiary corporations), shall not exceed $100,000.

                                                SECTION 8. CHANGES IN CAPITAL STRUCTURE

     8.1   Corporate Actions Unimpaired.   The existence of outstanding Options shall not affect in any way the right or power of the
Company or its stockholders to make or authorize any or all adjustments, recapitalizations, reorganizations, other changes in the
Company's capital structure or its business, or any merger or consolidation of the Company, or any issuance of common stock or other securities or subscription rights thereto, or any issuance of bonds, debentures, preferred or prior preference stock ahead of or affecting the common stock or the rights thereof, or the dissolution or liquidation of the Company, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise. Further, except as herein expressly provided, (i) the issuance by the Company of shares of stock of any class of securities convertible into shares of stock of any class, for cash, property, labor or services, upon direct sale, upon the exercise of rights or warrants to subscribe therefore, or upon conversion of shares or obligations of the Company convertible into such shares or other securities,
(ii) the payment of a dividend in property other than common stock, or (iii) the occurrence of any similar transaction, and in any case whether or not for fair value, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number of shares of common stock subject to Options theretofore granted or the purchase price per share, unless the Committee shall determine in its sole discretion that an adjustment is necessary to provide equitable treatment to Participant.

     8.2   Adjustments Upon Certain Events.   If the outstanding shares of common stock or other securities of the Company, or both, for which an Option is then exercisable or as to which an Option is to be settled shall at any time be changed or exchanged by declaration of a stock dividend, stock split or reverse stock split, combination of shares, recapitalization, or reorganization, the
Committee shall appropriately and equitably adjust the number and kind of shares of common stock or other securities that are subject to the Plan or subject to any Options theretofore granted, and the exercise or settlement prices of such Options, so as to maintain the proportionate number of shares or other securities without changing the aggregate exercise or settlement price; provided, however, that such adjustment shall be made only to the extent that such adjustment will not affect the status of an Option intended to qualify as an ISO or as "performance-based compensation" under Code Section 162(m). If the Company recapitalizes or otherwise changes its capital structure, or merges, consolidates, sells all of its assets or dissolves (each of the foregoing a "Fundamental
Change"), then thereafter upon any exercise of Options theretofore granted, the Participant shall be entitled to purchase under such
Options, in lieu of the number of shares of common stock as to which such Options shall then be exercisable, the number and class of shares of stock, securities, cash, property or other consideration to which the Participant would have been entitled pursuant to the terms of the Fundamental Change if, immediately prior to such Fundamental Change, the Participant had been the holder of record of the number of shares of common stock as to which such Options were then exercisable.

                                                     SECTION 9. CHANGE OF CONTROL

     9.1   Definitions.   The term "Corporate Change" shall mean the occurrence of any one of the following events:

          (a) An acquisition (other than directly from the Company) of any common stock or other "Voting Securities" (as hereinafter defined) of the Company by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Exchange Act), immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the Exchange
     Act) of twenty five percent (25%) or more of the then outstanding shares of the Company's common stock or the combined voting power of the Company's then outstanding Voting Securities; provided, however, in determining whether a Corporate Change has occurred, Voting Securities that are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition that would cause a Corporate Change. For purposes of this Plan, (A) "Voting Securities" shall mean the Company's outstanding voting securities entitled to vote generally in the election of directors and (B) a "Non-Control Acquisition" shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof) maintained by (x) the Company or (y) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company (for purposes of this definition, a "Subsidiary"), (ii) the Company or any of its
     Subsidiaries, or (iii) any Person in connection with a "Non-Control Transaction" (as hereinafter defined);

          (b) During any period of twenty four (24) consecutive months, individuals who at the beginning of such period constitute the Board (the "Incumbent Board") cease for any reason to constitute at least two-thirds of the members of the Board; provided, however, that if the election, or nomination for election by the Company's common stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered as a member of the Incumbent Board; provided, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule
     14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election
     Contest or Proxy Contest; or

          (c) The consummation of:

               (i) A merger, consolidation or reorganization involving the Company, unless such merger, consolidation or reorganization is a "Non-Control Transaction." A "Non-Control Transaction" shall mean a merger, consolidation or reorganization of the Company where:

                    (A) the stockholders of the Company, immediately before such merger, consolidation or reorganization, own directly or indirectly immediately following such merger, consolidation or reorganization, at least seventy percent (70%) of the combined voting power of the outstanding Voting Securities of the corporation resulting from such merger, consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting
               Securities immediately before such merger, consolidation or reorganization;

                    (B) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation, or in the event that, immediately following the consummation of such transaction, a corporation beneficially owns, directly or indirectly, a majority of the Voting Securities of the
               Surviving Corporation, the board of directors of such corporation; and

                    (C) no Person other than (w) the Company, (x) any Subsidiary, (y) any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation, or any Subsidiary, or (z) any Person who,
               immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of twenty five percent (25%)
               or more of the then outstanding Voting Securities or common stock of the Company, has Beneficial Ownership of twenty five percent (25%) or more of the combined voting power of the Surviving Corporation's then outstanding Voting
               Securities or its common stock;

               (ii) A complete liquidation or dissolution of the Company; or

               (iii) The sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Subsidiary).

     Notwithstanding the foregoing, a Corporate Change shall not be deemed to occur solely because any Person (the "Subject Person")
acquired Beneficial Ownership of more than the permitted amount of the then outstanding common stock or Voting Securities as a result of the acquisition of common stock or Voting Securities by the Company that, by reducing the number of shares of common stock or
Voting Securities then outstanding, increases the proportional number of shares Beneficially Owned by the Subject Persons; provided, however, that if a Corporate Change would occur (but for the operation of this sentence) as a result of the acquisition of common stock or Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial
Owner of any additional common stock or Voting Securities that increases the percentage of the then outstanding common stock or
Voting Securities Beneficially Owned by the Subject Person, then a Corporate Change shall occur.

     9.2   Effect of Corporate Change.   Notwithstanding anything contained in the Plan or an Option Document to the contrary, in the event of a Corporate Change, (1) all Options outstanding on the date of such Corporate Change shall become immediately and fully exercisable and (2) an Optionee shall be permitted to surrender for cancellation within sixty (60) days after such Corporate Change, any Option or portion of an Option to the extent not yet exercised and the Optionee will be entitled to receive a cash payment in an amount equal to the excess, if any of (x) (A) in the case of an Option not intended to qualify as an ISO, the greater of (i) the Fair
Market Value, on the date preceding the date of surrender of the Shares subject to the Option or portion thereof surrendered, or (ii)
the Adjusted Fair Market Value of the Shares subject to the Option or portion thereof surrendered, or (B) in the case of an ISO, the
Fair Market Value, on the date preceding the date of surrender, of the Shares subject to the Option or portion thereof surrendered, over (y) the aggregate purchase price for such Shares under the Option or portion thereof surrendered; provided however, that in the case of an Option granted within six (6) months prior to the Corporate Change to any Optionee who may be subject to liability under
Section 16(b) of the Exchange Act, such Optionee shall be entitled to surrender for cancellation his or her Option during the sixty
(60) day period commencing upon the expiration of six (6) months from the date of grant of any such Option. For purposes of this
Section 9.2, the "Adjusted Fair Market Value" means the greater of (1) the highest price per Share paid to holders of the Shares in any transaction (or series of transactions) constituting or resulting in a Corporate Change or (2) the highest Fair Market Value of a
Share during the ninety (90) day period ending on the date of the Corporate Change.

                                                           SECTION 10. TAXES

     10.1   Withholding Taxes.   The Company shall have the right to deduct from any distribution of cash to any Optionee, an amount equal to the federal, state and local income taxes and other amounts as may be required by law to be withheld (the "Withholding
Taxes") with respect to any Option. If an Optionee is entitled to receive Shares upon exercise of an Option, the Optionee shall pay the Withholding Taxes to the Company prior to the issuance, or release from escrow, of such Shares. If an Optionee makes a disposition, within the meaning of Code Section 424(c), of any Share or Shares issued pursuant to the exercise of an ISO within the two-year period commencing on the day after the date of the grant or within a one-year period commencing on the day after the date of transfer of such Share or Shares to the Optionee pursuant to such exercise, the Optionee shall within ten (10) days of such disposition, notify the Company thereof, by delivery of written notice to the Company at its principal executive office, and immediately deliver to the Company the amount of Withholding Taxes.

     10.2   Payment of Withholding Taxes.   Notwithstanding the terms of Section 10.1, the Committee may provide in the Option
Document or otherwise that all or any portion of the taxes required to be withheld by the Company or, if permitted by the Committee, desired to be paid by the Participant, in connection with the exercise of a Nonqualified Option, but in no event to exceed the supplemental tax rate for withholding tax purposes, at the election of the Participant, may be paid by the Company by withholding shares of the Company's capital stock otherwise issuable or subject to an Option, or by the Participant delivering previously owned shares of the Company's capital stock, in each case having a Fair Market Value equal to the amount required or elected to be withheld or paid. Any such election is subject to such conditions or procedures as may be established by the Committee and may be subject to disapproval by the Committee. It is the Company's intent that this provision shall in any event be administered in a manner that does not result in variable accounting treatment of Option grants.

                                                 SECTION 11. AMENDMENTS OR TERMINATION

     The Board may amend, alter or discontinue this Plan or any Option Document made under this Plan at any time, but except as provided pursuant to the anti-dilution adjustment provisions of Section 8 hereof, no such amendment shall, without the approval of the stockholders of the Company:

          (a) increase the maximum number of shares of common stock for which Options may be granted under this Plan;

          (b) reduce the price at which Options may be granted below the price provided for in Section 6.2;

          (c) reduce the exercise price of outstanding Options; or

          (d) extend the term of this Plan.

Notwithstanding the foregoing provisions of this Section 11, except as provided in Sections 8 and 9 hereof, rights and obligations under any Option granted before any amendment or termination of the Plan shall not be adversely altered or impaired by such amendment or termination, except with the consent of the Optionee, nor shall any amendment or termination deprive any Optionee of any Shares that he or she may have acquired through or as a result of the Plan.

                                        SECTION 12. COMPLIANCE WITH OTHER LAWS AND REGULATIONS

     This Plan, the grant and exercise of Options under, and the obligation of the Company to sell, issue or deliver Shares under such Options, shall be subject to all applicable federal, state and foreign laws, rules and regulations and to such approvals by any governmental or regulatory agency as may be required. The Company shall not be required to register in a Participant's name or deliver any Shares prior to the completion of any registration or qualification of such Shares under any federal, state or foreign law or any ruling or regulation of any government body that the Committee shall determine to be necessary or advisable.

     No Option shall be exercisable unless a registration statement with respect to the Option is effective or the Company has determined that such registration is unnecessary. Unless the Options and Shares covered by this Plan have been registered under the
Securities Act of 1933, as amended, or the Company has determined that such registration is unnecessary, each person receiving an award and/or Shares pursuant to any award may be required by the Company to give a representation in writing that such person is acquiring such Shares for his or her own account for investment and not with a view to, or for sale in connection with, the distribution of any part thereof.

     The Plan and Nonemployee Director Options are intended to comply with Rule 16b-3 promulgated under the Exchange Act, and the
Committee shall interpret and administer the provisions of the Plan or Option Document in a manner consistent therewith. Any provisions of the Plan inconsistent therewith shall be inoperative and shall not affect the validity of the Plan. Unless otherwise expressly stated in the relevant Option Document, each Option granted under the Plan is intended to qualify as performance-based compensation within the meaning of Code Section 162(m)(4)(C).

                                               SECTION 13. OPTION GRANTS BY SUBSIDIARIES

     In the case of a grant of Options to any eligible Employee employed by a Subsidiary, such grant may, if the Committee so directs, be implemented by the Company issuing any subject shares to the Subsidiary, for such lawful consideration as the Committee may determine, upon the condition or understanding that the Subsidiary will transfer the shares to the Options holder in accordance with the terms of the Options specified by the Committee pursuant to the provisions of the Plan. Notwithstanding any other provision hereof, such Options may be issued by and in the name of the Subsidiary and shall be deemed granted on such date as the Committee shall determine.

                                              SECTION 14. NO RIGHT TO COMPANY EMPLOYMENT

     Nothing in this Plan or as a result of any Option granted pursuant to this Plan shall confer on any individual any right to continue in the employ of the Company or interfere in any way with the right of the Company to terminate an individual's employment at any time. The Option Documents may contain such provisions as the Committee may, in its discretion, approve with reference to the effect of approved leaves of absence.

                                                   SECTION 15. LIABILITY OF COMPANY

     The Company and any affiliate that is in existence or hereafter comes into existence shall not be liable to a Participant, an
Eligible Person or other persons as to:

          (a) the non-issuance or sale of Shares as to which the Company has been unable to obtain from any regulatory body having jurisdiction the authority deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder; and

          (b) any tax consequence expected, but not realized, by any Participant, Eligible Person or other person due to the receipt, exercise or settlement of any Options granted hereunder.

                                           SECTION 16. EFFECTIVENESS AND EXPIRATION OF PLAN

     This Plan shall be effective on the date the Company's stockholders adopt this Plan. All Options granted under this Plan are subject to, and may not be exercised before, the approval of this Plan by the stockholders prior to the first anniversary date of the effective date of this Plan. Approval of this Plan by the stockholders must be by the affirmative vote of the holders of a majority of the outstanding shares of the Company present, or represented by proxy, and entitled to vote, at a meeting of the Company's stockholders or by written consent in accordance with the laws of the State of Delaware; provided that if such approval by the stockholders of the Company is not forthcoming, all Options previously granted under this Plan shall be void. No Options shall be granted pursuant to this Plan more than ten (10) years after the effective date of this Plan.

                                                  SECTION 17. NON-EXCLUSIVITY OF PLAN

     Neither the adoption of this Plan by the Board nor the submission of this Plan to the stockholders of the Company for approval shall be construed as creating any limitations on the power of the Board or the Committee to adopt such other incentive arrangements as either may deem desirable, including without limitation, the granting of Options otherwise than under this Plan, and such arrangements may be either generally applicable or applicable only in specific cases.

                                                       SECTION 18. GOVERNING LAW

     This Plan and any agreements or other documents hereunder shall be interpreted and construed in accordance with the laws of the
State of Delaware and applicable federal law. The Committee may provide that any dispute as to any Option shall be presented and determined in such forum as the Committee may specify, including through binding arbitration. Any reference in this Plan or an Option
Document to a provision of law or to a rule or regulation shall be deemed to include any successor law, rule or regulation of similar effect or applicability.

                                                      COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                                           RESTRICTED STOCK AGREEMENT

         This Restricted Stock Agreement ("Agreement") is made as of June 1, 1999, between COUNTRYWIDE CREDIT INDUSTRIES, INC., a
Delaware corporation (the "Company"), and _______________ (the "Director").

         WHEREAS, the Director is a member of the Board of Directors of the Company and is not an employee of the Company;

         WHEREAS, the Company believes it is in its best interest to provide incentives to the Director and encourage him to devote his abilities and industry to the success of the Company's business enterprise; and

    WHEREAS,  the Company  believes that this objective can be achieved by extending to the Director an added  long-term  incentive for high levels of  performance  through the grant of shares of common stock of the Company,  $.05 par value (the  "Common  Stock"),  which shares are subject to the restrictions contained herein.

         NOW, THEREFORE, in consideration of the mutual promises and covenants made herein and the mutual benefits to be derived herefrom, the parties agree as follows:

1.  Grant of Restricted Shares of Common Stock.  This Agreement evidences the Company's grant to the Director, on June 1, 1999, of one
----------------------------------------------
         thousand (1,000) shares of Common Stock (the "Restricted Shares"), subject to the provisions of this Agreement.  The number
         of Restricted Shares shall be subject to adjustment as provided in Section 6 hereof.   The Restricted Shares, together with
         a stock power endorsed in blank by the Director, have been deposited with the Company.

2.  Release or Forfeiture of the Restricted Shares.
--------------------------------------------------

(A) If the Director remains a director of the Company as of the dates set forth below, then as of the close of business on such dates, the Company shall release to the Director that number of Restricted Shares set forth opposite such dates:

                  Dates                              Number of Restricted Shares
                  ---------                          ---------------------------

                  June 1, 2000                                333
                  June 1, 2001                                333
                  June 1, 2002                                334

(B) Except as  provided in the  immediately  succeeding  sentence,  if the  Director  does not remain a director of the Company for any reason  through  June 1, 2002,  the  Director  shall  forfeit all right,  title and interest in and to that number of
                  Restricted  Shares  which  have not been  released  to him as of the date he no longer  serves as a  director  of the
                  Company.  Notwithstanding the foregoing,  the Restricted Shares which have not previously become  non-forfeitable and been released to the Director shall become  non-forfeitable  and be released to the Director in the event of a Change in Control (as hereinafter  defined) or upon the  termination of the Director's  service as a director of the Company due to death or Disability (as hereinafter defined) of the Director.

(C) For purposes hereof, "Change in Control" shall mean the occurrence during the term of this Plan, of any one of the following events:

(i) An acquisition (other than directly from the Company) of any Common Stock or other "Voting Securities" (as hereinafter defined) of the Company by any Person (as the term "person" is used for purposes of Section 13(d) or 14(d) of the
                           Securities Exchange Act of 1934, as amended (the "Exchange Act")), immediately after which such Person has
                           "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of twenty five percent (25%) or more of the then outstanding shares of the Company's Common Stock or the combined voting power of the Company's then outstanding Voting Securities; provided, however, in determining whether a
                           Change in Control has occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control.  For purposes of this Plan, (a) "Voting Securities" shall mean the Company's outstanding voting securities entitled to vote generally in the election of directors and (2) a "Non-Control Acquisition" shall mean an acquisition by (1) an employee benefit plan (or a trust forming a part thereof) maintained by (x) the
                           Company or (y) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company (for purposes of this definition, a "Subsidiary"), (2) the Company or any of its Subsidiaries, or (3) any Person in connection with a "Non-Control Transaction" (as hereinafter defined);

(ii)    The individuals who, as of May 6, 1996 are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the members of the Board; provided, however, that if the election, or nomination for election by the Company's common stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Plan, be considered as a member of the Incumbent Board; provided, further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board
                           (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

(iii)   The consummation of:

(a) A merger, consolidation or reorganization involving the Company, unless such merger, consolidation or reorganization is a
                               "Non-Control Transaction."  A "Non-Control Transaction" shall mean a merger, consolidation or reorganization of the Company where:

(1) the Company's stockholders, immediately before such merger, consolidation or reorganization, own directly or indirectly immediately following such merger, consolidation or reorganization, at least seventy percent (70%)
                                    of the combined voting power of the outstanding Voting Securities of the corporation resulting from such merger, consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization;

(2) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation, or in the event that, immediately following the consummation of such transaction, a corporation beneficially owns, directly or indirectly, a majority of the Voting Securities of the Surviving Corporation, the board of directors of such corporation; and

(3) no Person other than (i) the Company, (ii) any Subsidiary, (iii) any employee benefit plan (or any trust forming a part thereof)
                                    maintained by the Company, the Surviving Corporation, or any Subsidiary, or (iv) any Person who,
                                    immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of twenty five percent (25%) or more of the then outstanding Voting Securities or Common Stock of the
                                    Company, has Beneficial Ownership of twenty five percent (25%) or more of the combined voting power of the Surviving Corporation's then outstanding Voting Securities or its Common Stock;

(b) A complete liquidation or dissolution of the Company; or

(c) The sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a
                               Subsidiary).

                        Notwithstanding the foregoing,  a Change in Control shall not be deemed to occur solely because any Person (the
                  "Subject  Person")  acquired  Beneficial  Ownership of more than the permitted amount of the then outstanding  Common
                  Stock or Voting  Securities as a result of the acquisition of Common Stock or Voting Securities by the Company which, by reducing the number of Restricted  Shares of Common Stock or Voting  Securities  then  outstanding,  increases the proportional  number of Restricted Shares  Beneficially  Owned by the Subject Person;  provided,  however,  that if a
                  Change in Control  would occur (but for the  operation  of this  sentence) as a result of the  acquisition  of Common
                  Stock or Voting  Securities  by the Company,  and after such share  acquisition  by the Company,  the Subject  Person becomes the Beneficial  Owner of any additional  Common Stock or Voting  Securities which increases the percentage of the then outstanding  Common Stock or Voting Securities  Beneficially  Owned by the Subject Person,  then a Change in
                  Control shall occur.

(C) For purposes hereof, "Disability" shall mean a physical or mental infirmity which impairs the Director's ability to substantially perform his duties as a director of the Company for a period of one hundred eighty (180) consecutive days.

3.  Non-Transferability of Restricted Shares.   The Director shall not sell, assign, transfer, pledge, hypothecate, mortgage, encumber
    ----------------------------------------
         or dispose of all or any of his Restricted Shares except the Director may transfer all or any of his Restricted Shares (i)
         by way of gift to any member of his family or to any trust for the benefit of any such family member or the Director, provided that any such transferee shall agree in writing with the Company as a condition to such transfer, to be bound by all of the provisions of this Agreement to the same extent as if such transferee were the Director, (ii) by will or the laws of decent and distribution, (iii) by way of gift to a charity, provided, however, any such transfer shall be made subject to the terms and conditions of this Agreement.  As used herein, "family " shall include any spouse, lineal ancestor or descendant, brother or sister.

4.  Securities Laws.  The Director acknowledges that certain restrictions under state or federal securities laws may apply with
    ---------------
         respect to the Restricted Shares granted to him pursuant to the Award. Specifically, Employee acknowledges that, to the extent he is an
         "affiliate" of the Company (as that term is defined by the Securities Act of 1933), the Restricted Shares granted to him as a result of the Award are subject to certain trading restrictions under applicable securities laws (including particularly the Securities and
         Exchange Commission's Rule 144). Employee hereby agrees to execute such documents and take such actions as the Company may reasonably require with respect to state and federal securities laws and any restrictions on the resale of such shares which may pertain under such laws.

5.  Legend.  Each certificate evidencing any of the Restricted Shares shall bear a legend substantially as follows:
    ------

                     "The  shares  represented  by this  certificate  have not been  registered  under  the  Securities  Act of 1933 or applicable state securities laws. The shares  represented by this certificate are subject to restrictions on transfer and may not be sold, exchanged,  transferred, pledged, hypothecated or otherwise disposed of (i) without an effective registration  statement for such shares under the Securities Act of 1933 and any applicable state securities laws, or an pinion of counsel  satisfactory to the Company that  registration is not required under the Securities Act of 1933 or under  applicable  state  securities  laws; and (ii) except in accordance with and subject to all of the terms and conditions  of a certain  Stock  Restriction  Agreement  dated as of June 1, 1999,  a copy of which the Company  will furnish to the holder of this certificate upon request and without charge."

6.  Adjustment. In the event of a Change in Capitalization (as hereinafter defined), the number of shares of Restricted Stock granted
    ----------
         hereunder shall be appropriately and equitable adjusted.  For purposes hereof, "Change in Capitalization" shall mean any increase or reduction in the number of shares of Common Stock outstanding, or any exchange of Common Stock for a different number or kind of shares or other securities of the Company by reason of a reclassification, recapitalization, merger, consolidation, reorganization, stock dividend, stock split or reverse stock split, combination or exchange of shares or similar event.  If by reason of a Change in Capitalization, the Director shall be entitled to new, additional or different shares of Common Stock or securities, such new, additional or different shares shall thereupon be subject to all of the conditions which were applicable to the Restricted Shares prior to such Change in Capitalization.

7.  Designation of Beneficiary.  The Director may file with the Company a written designation of a beneficiary or beneficiaries under
    --------------------------
         this Agreement and may from time to time revoke or amend any such designation.  Any designation of a beneficiary under this
         Agreement shall be controlling over any other disposition, testamentary or otherwise, provided, however, that if the Company is in doubt as to the entitlement of any such beneficiary to any Restricted Shares, the Company may determine to recognize only the legal representative of the Director in which case the Company shall not be under any further liability to anyone.

8.  Stockholder Rights.  During the period that any shares of Restricted Stock remain subject to forfeiture under Section 2 hereof,
    -------------------
         the Director shall retain all rights of a stockholder of the Company with respect to such shares, including the right to vote such shares and the right to receive dividends paid in respect of such shares.

9.  Withholding.  The Company shall have the right to require the Director (or if applicable, his permitted assign, heir or
    ------------
         Beneficiary) to remit to the Company an amount sufficient to satisfy any tax requirements prior to the delivery of any certificate or certificates for Restricted Shares under this Agreement.

10. Notices.  Any notice to be given under the terms of this Agreement shall be in writing and addressed to the Company at its
    ---------
         principal office in Calabasas, California, and to the Director at the address the Director may hereafter designate in writing.

         IN WITNESS WHEREOF, the Company has caused this Agreement to be executed on its behalf by a duly authorized officer and
Director has executed this Agreement.

         DIRECTOR:....             COUNTRYWIDE CREDIT INDUSTRIES, INC.

         _____________              By:________________________
         (Printed Name)                       Anne D. McCallion
                  ....       Managing Director, Human Resources

         ------------------------
         (Signature)

         ----------------------------
         (Address)

         ----------------------------
         (City, State, Zip Code)

         Date:  _____________________

         s:\seb\cci\restricted stock agreement.(name).9906

                                                            AMENDMENT NUMBER ONE TO
                                                      COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                                           RESTRICTED STOCK AGREEMENT

         This Amendment Number One to Restricted Stock Agreement ("Amendment") is made as of September 20, 2000, and amends that certain Restricted Stock Agreement entered into between COUNTRYWIDE CREDIT INDUSTRIES, INC., a Delaware corporation (the "Company"), and _________________ (the "Director") as of June 1, 1999 (the "Agreement").

         WHEREAS, the Director entered into the Agreement pursuant to which the Director received shares of Common Stock of the
Company;

         WHEREAS, the Agreement provides that there are certain restrictions on the ability of the Director to transfer such shares;
and

         WHEREAS, this Amendment is necessary to clarify that under the terms of the Agreement, such restrictions terminate at such time as the shares are no longer subject to forfeiture as provided therein.

         NOW, THEREFORE, in consideration of the mutual promises and covenants made herein and the mutual benefits to be derived herefrom, the parties agree as follows:

3.  Paragraph 3 of the Agreement.   Paragraph 3 of the Agreement is hereby amended to read in its entirety as follows:
--------------------------------

         "3.  Non-Transferability of Restricted Shares.   Until such time as a Restricted Share is no longer subject to forfeiture as
              ----------------------------------------
         provided in paragraph 2 hereof, the Director shall not sell, assign, transfer, pledge, hypothecate, mortgage, encumber or dispose of any such Restricted Share except that the Director may transfer all or any of the Restricted Shares which are still subject to forfeiture (i) by way of gift to any member of his family or to any trust for the benefit of any such family member or the Director, provided that any such transferee shall agree in writing with the Company as a condition to such transfer, to be bound by all of the provisions of this Agreement to the same extent as if such transferee were the
         Director, (ii) by will or the laws of decent and distribution, (iii) by way of gift to a charity, provided, however, any such transfer shall be made subject to the terms and conditions of this Agreement.  As used herein, "family " shall include any spouse, lineal ancestor or descendant, brother or sister."

2.       No Other Change.   Except as modified herein, the terms and conditions of the Agreement shall remain in full force and
         ---------------
         effect.

         IN WITNESS WHEREOF, the Company has caused this Amendment to be executed on its behalf by a duly authorized officer and
Director has executed this Amendment.

         DIRECTOR:....             COUNTRYWIDE CREDIT INDUSTRIES, INC.

         ____________________ __           By:________________________
         -----------------------
                                                              Anne McCallion
                  ....       Managing Director and
                                                              Chief Administrative Officer

         ------------------------
         (Signature)

                                                      COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                                           RESTRICTED STOCK AGREEMENT

         This Restricted Stock Agreement ("Agreement") is made as of March 1, 2000, between COUNTRYWIDE CREDIT INDUSTRIES, INC., a
Delaware corporation (the "Company"), and _______________ (the "Director").

         WHEREAS, the Director is a member of the Board of Directors of the Company and is not an employee of the Company;

         WHEREAS, the Company believes it is in its best interest to provide incentives to the Director and encourage him to devote his abilities and industry to the success of the Company's business enterprise; and

    WHEREAS,  the Company  believes that this objective can be achieved by extending to the Director an added  long-term  incentive for high levels of  performance  through the grant of shares of common stock of the Company,  $.05 par value (the  "Common  Stock"),  which shares are subject to the restrictions contained herein.

         NOW, THEREFORE, in consideration of the mutual promises and covenants made herein and the mutual benefits to be derived herefrom, the parties agree as follows:

4.  Grant of Restricted Shares of Common Stock.  This Agreement evidences the Company's grant to the Director, on March 1, 2000, of
----------------------------------------------
         one thousand (1,000) shares of Common Stock (the "Restricted Shares"), subject to the provisions of this Agreement.  The
         number of Restricted Shares shall be subject to adjustment as provided in Section 6 hereof.   The Restricted Shares,
         together with a stock power endorsed in blank by the Director, have been deposited with the Company.

5.  Release or Forfeiture of the Restricted Shares.
--------------------------------------------------

(D) If the Director remains a director of the Company as of the dates set forth below, then as of the close of business on such dates, the Company shall release to the Director that number of Restricted Shares set forth opposite such dates:

                  Dates                              Number of Restricted Shares
                  ---------                          ---------------------------

                  March 1, 2001                               333
                  March 1, 2002                               333
                  March 1, 2003                               334

(E) Except as  provided in the  immediately  succeeding  sentence,  if the  Director  does not remain a director of the Company for any reason  through  March 1, 2003,  the Director  shall  forfeit all right,  title and interest in and to that number of
                  Restricted  Shares  which  have not been  released  to him as of the date he no longer  serves as a  director  of the
                  Company.  Notwithstanding the foregoing,  the Restricted Shares which have not previously become  non-forfeitable and been released to the Director shall become  non-forfeitable  and be released to the Director in the event of a Change in Control (as hereinafter  defined) or upon the  termination of the Director's  service as a director of the Company due to death or Disability (as hereinafter defined) of the Director.

(F) For purposes hereof, "Change in Control" shall mean the occurrence during the term of this Plan, of any one of the following events:

(iv)    An acquisition (other than directly from the Company) of any Common Stock or other "Voting Securities" (as hereinafter defined) of the Company by any Person (as the term "person" is used for purposes of Section 13(d) or 14(d)
                           of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), immediately after which such
                           Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of twenty five percent (25%) or more of the then outstanding shares of the Company's Common Stock or the combined voting power of the Company's then outstanding Voting Securities; provided, however, in determining whether a Change in Control has occurred, Voting Securities which are acquired in a
                           "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a
                           Change in Control.  For purposes of this Plan, (a) "Voting Securities" shall mean the Company's outstanding voting securities entitled to vote generally in the election of directors and (2) a "Non-Control
                           Acquisition" shall mean an acquisition by (1) an employee benefit plan (or a trust forming a part thereof)
                           maintained by (x) the Company or (y) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company
                           (for purposes of this definition, a "Subsidiary"), (2) the Company or any of its Subsidiaries, or (3) any
                           Person in connection with a "Non-Control Transaction" (as hereinafter defined);

(v) The individuals who, as of May 6, 1996 are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the members of the Board; provided, however, that if the election, or nomination for election by the Company's common stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Plan, be considered as a member of the Incumbent Board; provided, further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board
                           (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

(vi)    The consummation of:

(b) A merger, consolidation or reorganization involving the Company, unless such merger, consolidation or reorganization is a
                               "Non-Control Transaction."  A "Non-Control Transaction" shall mean a merger, consolidation or reorganization of the Company where:

(4) the Company's stockholders, immediately before such merger, consolidation or reorganization, own directly or indirectly immediately following such merger, consolidation or reorganization, at least seventy percent (70%)
                                    of the combined voting power of the outstanding Voting Securities of the corporation resulting from such merger, consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization;

(5) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation, or in the event that, immediately following the consummation of such transaction, a corporation beneficially owns, directly or indirectly, a majority of the Voting Securities of the Surviving Corporation, the board of directors of such corporation; and

(6) no Person other than (i) the Company, (ii) any Subsidiary, (iii) any employee benefit plan (or any trust forming a part thereof)
                                    maintained by the Company, the Surviving Corporation, or any Subsidiary, or (iv) any Person who,
                                    immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of twenty five percent (25%) or more of the then outstanding Voting Securities or Common Stock of the
                                    Company, has Beneficial Ownership of twenty five percent (25%) or more of the combined voting power of the Surviving Corporation's then outstanding Voting Securities or its Common Stock;

(d) A complete liquidation or dissolution of the Company; or

(e) The sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a
                               Subsidiary).

                        Notwithstanding the foregoing,  a Change in Control shall not be deemed to occur solely because any Person (the
                  "Subject  Person")  acquired  Beneficial  Ownership of more than the permitted amount of the then outstanding  Common
                  Stock or Voting  Securities as a result of the acquisition of Common Stock or Voting Securities by the Company which, by reducing the number of Restricted  Shares of Common Stock or Voting  Securities  then  outstanding,  increases the proportional  number of Restricted Shares  Beneficially  Owned by the Subject Person;  provided,  however,  that if a
                  Change in Control  would occur (but for the  operation  of this  sentence) as a result of the  acquisition  of Common
                  Stock or Voting  Securities  by the Company,  and after such share  acquisition  by the Company,  the Subject  Person becomes the Beneficial  Owner of any additional  Common Stock or Voting  Securities which increases the percentage of the then outstanding  Common Stock or Voting Securities  Beneficially  Owned by the Subject Person,  then a Change in
                  Control shall occur.

(D) For purposes hereof, "Disability" shall mean a physical or mental infirmity which impairs the Director's ability to substantially perform his duties as a director of the Company for a period of one hundred eighty (180) consecutive days.

11. Non-Transferability of Restricted Shares.   The Director shall not sell, assign, transfer, pledge, hypothecate, mortgage, encumber
    ----------------------------------------
         or dispose of all or any of his Restricted Shares except the Director may transfer all or any of his Restricted Shares (i)
         by way of gift to any member of his family or to any trust for the benefit of any such family member or the Director, provided that any such transferee shall agree in writing with the Company as a condition to such transfer, to be bound by all of the provisions of this Agreement to the same extent as if such transferee were the Director, (ii) by will or the laws of decent and distribution, (iii) by way of gift to a charity, provided, however, any such transfer shall be made subject to the terms and conditions of this Agreement.  As used herein, "family " shall include any spouse, lineal ancestor or descendant, brother or sister.

12. Securities Laws.  The Director acknowledges that certain restrictions under state or federal securities laws may apply with
    ---------------
         respect to the Restricted Shares granted to him pursuant to the Award. Specifically, Employee acknowledges that, to the extent he is an
         "affiliate" of the Company (as that term is defined by the Securities Act of 1933), the Restricted Shares granted to him as a result of the Award are subject to certain trading restrictions under applicable securities laws (including particularly the Securities and
         Exchange Commission's Rule 144). Employee hereby agrees to execute such documents and take such actions as the Company may reasonably require with respect to state and federal securities laws and any restrictions on the resale of such shares which may pertain under such laws.

13. Legend.  Each certificate evidencing any of the Restricted Shares shall bear a legend substantially as follows:
    ------

                     "The  shares  represented  by this  certificate  have not been  registered  under  the  Securities  Act of 1933 or applicable state securities laws. The shares  represented by this certificate are subject to restrictions on transfer and may not be sold, exchanged,  transferred, pledged, hypothecated or otherwise disposed of (i) without an effective registration  statement for such shares under the Securities Act of 1933 and any applicable state securities laws, or an Opinion of counsel  satisfactory to the Company that registration is not required under the Securities Act of 1933 or under  applicable  state  securities  laws; and (ii) except in accordance with and subject to all of the terms and conditions  of a certain  Stock  Restriction  Agreement  dated as of March 1, 2000,  a copy of which the Company will furnish to the holder of this certificate upon request and without charge."

14. Adjustment. In the event of a Change in Capitalization (as hereinafter defined), the number of shares of Restricted Stock granted
    ----------
         hereunder shall be appropriately and equitable adjusted.  For purposes hereof, "Change in Capitalization" shall mean any increase or reduction in the number of shares of Common Stock outstanding, or any exchange of Common Stock for a different number or kind of shares or other securities of the Company by reason of a reclassification, recapitalization, merger, consolidation, reorganization, stock dividend, stock split or reverse stock split, combination or exchange of shares or similar event.  If by reason of a Change in Capitalization, the Director shall be entitled to new, additional or different shares of Common Stock or securities, such new, additional or different shares shall thereupon be subject to all of the conditions which were applicable to the Restricted Shares prior to such Change in Capitalization.

15. Designation of Beneficiary.  The Director may file with the Company a written designation of a beneficiary or beneficiaries under
    --------------------------
         this Agreement and may from time to time revoke or amend any such designation.  Any designation of a beneficiary under this
         Agreement shall be controlling over any other disposition, testamentary or otherwise, provided, however, that if the Company is in doubt as to the entitlement of any such beneficiary to any Restricted Shares, the Company may determine to recognize only the legal representative of the Director in which case the Company shall not be under any further liability to anyone.

16. Stockholder Rights.  During the period that any shares of Restricted Stock remain subject to forfeiture under Section 2 hereof,
    -------------------
         the Director shall retain all rights of a stockholder of the Company with respect to such shares, including the right to vote such shares and the right to receive dividends paid in respect of such shares.

17. Withholding.  The Company shall have the right to require the Director (or if applicable, his permitted assign, heir or
    ------------
         Beneficiary) to remit to the Company an amount sufficient to satisfy any tax requirements prior to the delivery of any certificate or certificates for Restricted Shares under this Agreement.

18. Notices.  Any notice to be given under the terms of this Agreement shall be in writing and addressed to the Company at its
    --------
         principal office in Calabasas, California, and to the Director at the address the Director may hereafter designate in writing.

         IN WITNESS WHEREOF, the Company has caused this Agreement to be executed on its behalf by a duly authorized officer and
Director has executed this Agreement.

         DIRECTOR:....             COUNTRYWIDE CREDIT INDUSTRIES, INC.

         _____________              By:________________________
         (Printed Name)                       Angelo R. Mozilo
                  ....       Chairman and Chief Executive Officer

         ------------------------
         (Signature)

         ----------------------------
         (Address)

         ----------------------------
         (City, State, Zip Code)

         Date:  _____________________

         s:\abanducci\EDGAR DOCS\rsa. mar. 00

                                                            AMENDMENT NUMBER ONE TO
                                                      COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                                           RESTRICTED STOCK AGREEMENT

         This Amendment Number One to Restricted Stock Agreement ("Amendment") is made as of September 20, 2000, and amends that certain Restricted Stock Agreement entered into between COUNTRYWIDE CREDIT INDUSTRIES, INC., a Delaware corporation (the "Company"), and _____________ (the "Director") as of March 1, 2000 (the "Agreement").

         WHEREAS, the Director entered into the Agreement pursuant to which the Director received shares of Common Stock of the
Company;

         WHEREAS, the Agreement provides that there are certain restrictions on the ability of the Director to transfer such shares;
and

         WHEREAS, this Amendment is necessary to clarify that under the terms of the Agreement, such restrictions terminate at such time as the shares are no longer subject to forfeiture as provided therein.

         NOW, THEREFORE, in consideration of the mutual promises and covenants made herein and the mutual benefits to be derived herefrom, the parties agree as follows:

6.  Paragraph 3 of the Agreement.   Paragraph 3 of the Agreement is hereby amended to read in its entirety as follows:
--------------------------------

         "3.  Non-Transferability of Restricted Shares.   Until such time as a Restricted Share is no longer subject to forfeiture as
              ----------------------------------------
         provided in paragraph 2 hereof, the Director shall not sell, assign, transfer, pledge, hypothecate, mortgage, encumber or dispose of any such Restricted Share except that the Director may transfer all or any of the Restricted Shares which are still subject to forfeiture (i) by way of gift to any member of his family or to any trust for the benefit of any such family member or the Director, provided that any such transferee shall agree in writing with the Company as a condition to such transfer, to be bound by all of the provisions of this Agreement to the same extent as if such transferee were the
         Director, (ii) by will or the laws of decent and distribution, (iii) by way of gift to a charity, provided, however, any such transfer shall be made subject to the terms and conditions of this Agreement.  As used herein, "family " shall include any spouse, lineal ancestor or descendant, brother or sister."

2.       No Other Change.   Except as modified herein, the terms and conditions of the Agreement shall remain in full force and
         ---------------
         effect.

         IN WITNESS WHEREOF, the Company has caused this Amendment to be executed on its behalf by a duly authorized officer and
Director has executed this Amendment.

         DIRECTOR:....             COUNTRYWIDE CREDIT INDUSTRIES, INC.

         __________________     By: ________________________
         --------------------
                                                              Anne McCallion
                  ....       Managing Director and
                                                              Chief Administrative Officer

         ------------------------
         (Signature)

                                                      COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                                           RESTRICTED STOCK AGREEMENT

         This Restricted Stock Agreement ("Agreement") is made as of March 1, 2001, between COUNTRYWIDE CREDIT INDUSTRIES, INC., a
Delaware corporation (the "Company"), and  _______________ (the "Director").

         WHEREAS, the Director is a member of the Board of Directors of the Company and is not an employee of the Company;

         WHEREAS, the Company believes it is in its best interests to provide incentives to the Director and encourage him to devote his abilities and industry to the success of the Company's business enterprise; and

    WHEREAS,  the Company  believes that this objective can be achieved by extending to the Director an added  long-term  incentive for high levels of  performance  through the grant of shares of common stock of the Company,  $.05 par value (the  "Common  Stock"),  which shares are subject to the restrictions contained herein.

         NOW, THEREFORE, in consideration of the mutual promises and covenants made herein and the mutual benefits to be derived herefrom, the parties agree as follows:

7.  Grant of Restricted Shares of Common Stock.  This Agreement evidences the Company's grant to the Director, on March 1, 2001, of
----------------------------------------------
         one thousand (1,000) shares of Common Stock (the "Restricted Shares"), subject to the provisions of this Agreement.  The
         number of Restricted Shares shall be subject to adjustment as provided in Section 6 hereof.   The Restricted Shares,
         together with a stock power endorsed in blank by the Director, have been deposited with the Company.

8.  Release or Forfeiture of the Restricted Shares.
--------------------------------------------------

(G) If the Director remains a director of the Company as of the dates set forth below, then as of the close of business on such dates, the Company shall release to the Director that number of Restricted Shares set forth opposite such dates:

                  Dates                              Number of Restricted Shares
                  ---------                          ---------------------------

                  March 1, 2002                               333
                  March 1, 2003                               333
                  March 1, 2004                               334

(H) Except as  provided in the  immediately  succeeding  sentence,  if the  Director  does not remain a director of the Company for any reason  through  March 1, 2004,  the Director  shall  forfeit all right,  title and interest in and to that number of
                  Restricted  Shares  which  have not been  released  to him as of the date he no longer  serves as a  director  of the
                  Company.  Notwithstanding the foregoing,  the Restricted Shares which have not previously become  non-forfeitable and been released to the Director shall become  non-forfeitable  and be released to the Director in the event of a Change in Control (as hereinafter  defined) or upon the  termination of the Director's  service as a director of the Company due to death or Disability (as hereinafter defined) of the Director.

(I) For purposes hereof, "Change in Control" shall mean the occurrence during the term of this Plan, of any one of the following events:

(vii)   An acquisition (other than directly from the Company) of any Common Stock or other "Voting Securities" (as hereinafter defined) of the Company by any Person (as the term "person" is used for purposes of Section 13(d) or 14(d)
                           of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), immediately after which such
                           Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of twenty five percent (25%) or more of the then outstanding shares of the Company's Common Stock or the combined voting power of the Company's then outstanding Voting Securities; provided, however, in determining whether a Change in Control has occurred, Voting Securities which are acquired in a
                           "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a
                           Change in Control.  For purposes of this Plan, (1) "Voting Securities" shall mean the Company's outstanding voting securities entitled to vote generally in the election of directors and (2) a "Non-Control
                           Acquisition" shall mean an acquisition by (A) an employee benefit plan (or a trust forming a part thereof)
                           maintained by (x) the Company or (y) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company
                           (for purposes of this definition, a "Subsidiary"), (B) the Company or any of its Subsidiaries, or (C) any
                           Person in connection with a "Non-Control Transaction" (as hereinafter defined);

(viii)  During any period of twenty-four (24) consecutive months, individuals who at the beginning of such period constitute the Board
                           ("Incumbent Board"), cease for any reason to constitute at least two-thirds of the members of the Board;
                           provided, however, that if the election, or nomination for election by the Company's common stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Plan, be considered as a member of the Incumbent Board; provided, further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in
                           Rule 14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

(ix)    The consummation of:

(c) A merger, consolidation or reorganization involving the Company, unless such merger, consolidation or reorganization is a
                               "Non-Control Transaction."  A "Non-Control Transaction" shall mean a merger, consolidation or reorganization of the Company where:

(7) the Company's stockholders, immediately before such merger, consolidation or reorganization, own directly or indirectly immediately following such merger, consolidation or reorganization, at least seventy percent (70%)
                                    of the combined voting power of the outstanding Voting Securities of the corporation resulting from such merger, consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization;

(8) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation, or in the event that, immediately following the consummation of such transaction, a corporation beneficially owns, directly or indirectly, a majority of the Voting Securities of the Surviving Corporation, the board of directors of such corporation; and

(9) no Person other than (i) the Company, (ii) any Subsidiary, (iii) any employee benefit plan (or any trust forming a part thereof)
                                    maintained by the Company, the Surviving Corporation, or any Subsidiary, or (iv) any Person who,
                                    immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of twenty five percent (25%) or more of the then outstanding Voting Securities or Common Stock of the
                                    Company, has Beneficial Ownership of twenty five percent (25%) or more of the combined voting power of the Surviving Corporation's then outstanding Voting Securities or its Common Stock;

(f) A complete liquidation or dissolution of the Company; or

(g) The sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a
                               Subsidiary).

                        Notwithstanding the foregoing,  a Change in Control shall not be deemed to occur solely because any Person (the
                  "Subject  Person")  acquired  Beneficial  Ownership of more than the permitted amount of the then outstanding  Common
                  Stock or Voting  Securities as a result of the acquisition of Common Stock or Voting Securities by the Company which, by reducing the number of Restricted  Shares of Common Stock or Voting  Securities  then  outstanding,  increases the proportional  number of Restricted Shares  Beneficially  Owned by the Subject Person;  provided,  however,  that if a
                  Change in Control  would occur (but for the  operation  of this  sentence) as a result of the  acquisition  of Common
                  Stock or Voting  Securities  by the Company,  and after such share  acquisition  by the Company,  the Subject  Person becomes the Beneficial  Owner of any additional  Common Stock or Voting  Securities which increases the percentage of the then outstanding  Common Stock or Voting Securities  Beneficially  Owned by the Subject Person,  then a Change in
                  Control shall occur.

         (D)      For purposes hereof, "Disability" shall mean a physical or mental infirmity which impairs the Director's ability to substantially perform his duties as a director of the Company for a period of one hundred eighty (180) consecutive days.

19. Non-Transferability of Restricted Shares. Until such time as a Restricted Share is no longer subject to forfeiture as provided in
    ----------------------------------------
         paragraph 2 hereof, the Director shall not sell, assign, transfer, pledge, hypothecate, mortgage, encumber or dispose of any such Restricted Share except that the Director may transfer all or any of the Restricted Shares which are still subject to forfeiture (i) by way of gift to any member of his family or to any trust for the benefit of any such family member of the
         Director, provided that any such transferee shall agree in writing with the Company as a condition to such transfer, to be bound by all of the provisions of this Agreement to the same extent as if such transferee were the Director, (ii) by will or the laws of descent and distribution, (iii) by way of gift to a charity, provided, however, any such transfer shall be made subject to the terms and conditions of this Agreement.  As used herein, "family " shall include any spouse, lineal ancestor or descendant, brother or sister.

20. Securities Laws.  The Director acknowledges that certain restrictions under state or federal securities laws may apply with
    ---------------
         respect to the Restricted Shares granted to him pursuant to the Award. Specifically, Director acknowledges that, to the extent he is an "affiliate" of the Company (as that term is defined by the Securities Act of 1933), the Restricted Shares
         granted to him as a result of the Award are subject to certain trading restrictions under applicable securities laws
         (including particularly the Securities and Exchange Commission's Rule 144). Director hereby agrees to execute such documents and take such actions as the Company may reasonably require with respect to state and federal securities laws and any restrictions on the resale of such shares which may pertain under such laws.

21. Legend.  Each certificate evidencing any of the Restricted Shares shall bear a legend substantially as follows:
    ------

                     "The  shares  represented  by this  certificate  have not been  registered  under  the  Securities  Act of 1933 or applicable state securities laws. The shares  represented by this certificate are subject to restrictions on transfer and may not be sold, exchanged,  transferred, pledged, hypothecated or otherwise disposed of (i) without an effective registration  statement for such shares under the Securities Act of 1933 and any applicable state securities laws, or an opinion of counsel  satisfactory to the Company that registration is not required under the Securities Act of 1933 or under  applicable  state  securities  laws; and (ii) except in accordance with and subject to all of the terms and conditions  of a certain  Restricted  Stock  Agreement  dated as of March 1, 2001,  a copy of which the Company  will furnish to the holder of this certificate upon request and without charge."

22. Adjustment. In the event of a Change in Capitalization (as hereinafter defined), the number of shares of Restricted Stock granted
    ----------
         hereunder shall be appropriately and equitable adjusted.  For purposes hereof, "Change in Capitalization" shall mean any increase or reduction in the number of shares of Common Stock outstanding, or any exchange of Common Stock for a different number or kind of shares or other securities of the Company by reason of a reclassification, recapitalization, merger, consolidation, reorganization, stock dividend, stock split or reverse stock split, combination or exchange of shares or similar event.  If by reason of a Change in Capitalization, the Director shall be entitled to new, additional or different shares of Common Stock or securities, such new, additional or different shares shall thereupon be subject to all of the conditions which were applicable to the Restricted Shares prior to such Change in Capitalization.

23. Designation of Beneficiary.  The Director may file with the Company a written designation of a beneficiary or beneficiaries under
    --------------------------
         this Agreement and may from time to time revoke or amend any such designation.  Any designation of a beneficiary under this
         Agreement shall be controlling over any other disposition, testamentary or otherwise, provided, however, that if the Company is in doubt as to the entitlement of any such beneficiary to any Restricted Shares, the Company may determine to recognize only the legal representative of the Director in which case the Company shall not be under any further liability to anyone.

24. Stockholder Rights.  During the period that any shares of Restricted Stock remain subject to forfeiture under Section 2 hereof,
    -------------------
         the Director shall retain all rights of a stockholder of the Company with respect to such shares, including the right to vote such shares and the right to receive dividends paid in respect of such shares.

25. Withholding.  The Company shall have the right to require the Director (or if applicable, his permitted assign, heir or
    ------------
         Beneficiary) to remit to the Company an amount sufficient to satisfy any tax requirements prior to the delivery of any certificate or certificates for Restricted Shares under this Agreement.

26. Notices.  Any notice to be given under the terms of this Agreement shall be in writing and addressed to the Company at its
    ---------
         principal office in Calabasas, California, and to the Director at the address the Director may hereafter designate in writing.

         IN WITNESS WHEREOF, the Company has caused this Agreement to be executed on its behalf by a duly authorized officer and
Director has executed this Agreement.

         DIRECTOR:....             COUNTRYWIDE CREDIT INDUSTRIES, INC.

         _______________________           By:________________________
         (Printed Name)                                  Angelo Mozilo
                  ....       Chairman, Chief Executive Officer
                                                              and President
         ------------------------
         (Signature)

         ----------------------------
         (Address)

         ----------------------------
         (City, State, Zip Code)

         Date:  _____________________

         S:\jad\cci\restricted stock agreement

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                 EXHIBIT 12.1 - COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                                     (Dollar amounts in thousands)

The  following  table sets forth the ratio of earnings to fixed  charges of the Company for the five fiscal  years ended  February  28,
2001 computed by dividing net fixed charges  (interest  expense on all debt plus the interest element  (one-third) of operating leases)
into earnings (income before income taxes and fixed charges).

                                                             For Fiscal Years Ended February 28(29),
                                           -------------- - -------------- -- -------------- - ------------- -- -------------
                                               2001             2000              1999             1998             1997
                                           --------------   --------------    --------------   -------------    -------------
Net earnings                                    $374,153         $410,243          $385,401        $344,983         $257,358
Income tax expense                               211,882          220,955           246,404         220,563          164,540
Interest charges                               1,348,242          922,225           977,326         564,640          418,682
Interest portion of rental expense                17,745           19,080            14,898          10,055            7,420
                                           --------------   --------------    --------------   -------------    -------------

Earnings available to cover
  fixed charges                               $1,952,022       $1,572,503        $1,624,029      $1,140,241         $848,000
                                           ==============   ==============    ==============   =============    =============

Fixed charges
  Interest charges                             1,348,242          922,225           977,326         564,640          418,682
  Interest portion of rental expense              17,745           19,080            14,898          10,055            7,420
                                           --------------   --------------    --------------   -------------    -------------

      Total fixed charges                     $1,365,987         $941,305          $992,224        $574,695         $426,102
                                           ==============   ==============    ==============   =============    =============

Ratio of earnings to fixed charges                  1.43             1.67              1.64            1.98             1.99
                                           ==============   ==============    ==============   =============    =============

                                             Countrywide Credit Industries Subsidiary List

AWL of Massachusetts, Inc. - a Delaware Corporation
Balboa Insurance Company - a California Corporation
Balboa Life &Casualty, LLC - a Delaware Limited Liability Company
Balboa Life Insurance Company - a California Corporation
Balboa Life Insurance Company of New York - a New York Corporation
CCM International Limited - a United Kingdom Limited Company
CHL Transfer Corp. - a Delaware Corporation
Continental Mobile Home Brokerage Corporation - a California Corporation
Countrywide Agency of Ohio, Inc. - an Ohio Corporation
Countrywide Agency of New York, Inc. - a New York Corporation
Countrywide Aircraft Corporation - an Oregon Corporation
Countrywide Asset Management Corp. - a California Corporation
Countrywide Capital I - a Delaware Corporation
Countrywide Capital II - a Delaware Corporation
Countrywide Capital III - a Delaware Corporation
Countrywide Capital Markets, Inc. - a California Corporation
Countrywide Document Services, Inc. - a Delaware Corporation
Countrywide Field Services Corporation - a California Corporation
Countrywide Financial Holding Company, Inc. - a Delaware Corporation
Countrywide General Agency of Texas, Inc. - a Texas Corporation
Countrywide GP, Inc. - a Nevada Corporation
Countrywide Home Loans, Inc. - a New York Corporation
Countrywide Home Loans of Minnesota, Inc. - a Minnesota Corporation
Countrywide Home Loans of New Mexico, Inc. - a New Mexico Corporation
Countrywide Home Loans of Tennessee, Inc. - a Tennessee Corporation
Countrywide Home Loans of Texas, Inc. - a Texas Corporation
Countrywide Home Loans Servicing LP - a Texas Limited Partnership
Countrywide Insurance Agency of Massachusetts, Inc. - a Massachusetts Corp.
Countrywide Insurance Agency of Ohio, Inc. - an Ohio Corporation
Countrywide Insurance Group, Inc. - a California Corporation
Countrywide Insurance Services, Inc - an Arizona Corporation
Countrywide Insurance Services, Inc. - a California Corporation
Countrywide Insurance Services of Alabama, Inc. - an Alabama Corporation
Countrywide Insurance Services of Texas, Inc. - a Texas Corporation
Countrywide International Consulting Services, LLC - a Delaware LLC
Countrywide International GP Holdings, LLC - a Delaware LLC
Countrywide International Holdings, Inc. - a Delaware Corporation
Countrywide International Technology Holdings Limited - a Guernsey Limited Co.
Countrywide JV Technology Holdings Limited - a Guernsey Limited Company
Countrywide Investment Services, Inc. - a California Corporation
Countrywide Lending Corporation - a California Corporation
Countrywide LP, Inc. - a Nevada Corporation
Countrywide Mortgage Pass-Thru Corporation - a Delaware Corporation
Countrywide Parks I, Inc. (Pecan Plantation) - a California Corporation
Countrywide Parks V, Inc. (Paradise Village) - a California Corporation
Countrywide Parks VI, Inc. (Quail Run) - a California Corporation
Countrywide Parks VII, Inc. (Allison Acres) - a California Corporation
Countrywide Parks VIII, Inc. (Northwest Pines) - a California Corporation
Countrywide Partnership Investments, Inc. a California Corporation
Countrywide Realty Partners Incorporated - a Delaware Corporation
Countrywide Securities Corporation - a California Corporation
Countrywide Servicing Exchange - a California Corporation
Countrywide Tax Services Corporation - a California Corporation
Countrywide Warehouse Lending - a California Corporation
CTC Real Estate Services - a California Corporation
CWABS, Inc. - a Delaware Corporation
CWHL Funding Corp. - a Delaware Corporation
CWMBS, Inc. - a Delaware Corporation
CWRBS, Inc. - a Delaware Corporation
CW Securities Holdings, Inc. - a Delaware Corporation
CWTechSolutions Limited - a United Kingdom Limited Company
Directnet Insurance Agency, Inc. - a New York Corporation
Directnet Insurance Agency of Alabama, Inc. - an Alabama Corporation
Directnet Insurance Agency of Arizona, Inc. - an Arizona Corporation
Directnet Insurance Agency of Massachusetts, Inc. - a Massachusetts Corporation
Directnet Insurance Agency of Ohio, Inc. - an Ohio Corporation
DynamicDox.Com, Inc. - a California Corporation
Effinity Financial Corporation - a Delaware Corporation
Full Spectrum Lending, Inc. - a California Corporation
GHL (One) Limited - an United Kingdom Limited Company
GHL (Two) Limited - an United Kingdom Limited Company
GHL Technology Limited Partnership - an English Limited Partnership
Global Home Loans Limited - a United Kingdom Limited Company
GlobaLoans International Technology Limited Partnership - an English Limited Part.
GlobaLoans JV Limited Partnership  - an English Limited Partnership
HomeSafe Termite Inspection, Inc. - a California Corporation
Insurance Automation Corporation - a California Corporation
LandSafe Appraisal Services, Inc. - a California Corporation
LandSafe Credit, Inc. - a California Corporation
LandSafe Flood Determination, Inc. - a California Corporation
LandSafe Home Inspection Services, Inc - a California Corporation
LandSafe, Inc. - a Delaware Corporation
LandSafe Real Estate Partnership Services, Inc. - a California Corporation
LandSafe Services, Inc. - a Pennsylvania Corporation
LandSafe Servicing, Inc. - a California Corporation
LandSafe Title Agency, Inc. - a California Corporation
LandSafe Title Agency of New York, Inc. - a New York Corporation
LandSafe Title Agency of Ohio, Inc. - an Ohio Corporation
LandSafe Title of California, Inc. - a California Corporation
LandSafe Title of Florida, Inc. -a Florida Corporation
LandSafe Title of Illinois, Inc. - an Illinois Corporation
LandSafe Title of Indiana, Inc. - an Indiana Corporation
LandSafe Title of Maryland, Inc. - a Maryland Corporation
LandSafe Title of Michigan, Inc. - a Michigan Corporation
LandSafe Title of Nevada, Inc. - a Nevada Corporation
LandSafe Title of Texas, Inc. - a Texas Corporation
LandSafe Title of Washington, Inc. - a Washington Corporation
Meritplan Insurance Company - a California Corporation
Newport Insurance Company - an Arizona Corporation
Newport Management Corporation - a California Corporation
Second Charter Reinsurance Company - a Vermont Corporation
Suedore Limited - an Ireland Company
The Countrywide Foundation - a California Non Profit Corporation
Third Charter Reinsurance Company - an Illinois Corporation
Trusite Real Estate Services, Inc. - a California Corporation
UKValuation plc -  an United Kingdom Limited Company

                                          CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                          ---------------------------------------------------

We have issued our report dated April 25, 2001, accompanying the consolidated financial statements and schedules included in the
Annual Report of Countrywide Credit Industries, Inc. on Form 10-K for the year ended February 28, 2001.  We hereby consent to the incorporation by reference of said report in the Registration Statements of Countrywide Credit Industries, Inc. on Form S-3 (File No.
333-06473, effective June 21, 1996; File No. 33-59559 and 33-59559-01, effective June 26, 1995 and as amended on March 26, 1997; File
No. 333-3835 and 333-3835-01, effective August 2, 1996 and amended on March 26, 1997; File No. 333-14111, 333-14111-01, 333-14111-02,
and 333-14111-03, effective December 10, 1996; File No. 333-31529, 333-31529-01, effective August 12, 1997; File No. 333-58125 and
333-58125-01, effective July 16, 1998;  File No. 333-66467 and 333-66467-01, effective November 10, 1998; File No. 333-82583 and
333-82583-01, effective June 8, 2000; File No. 333-55536 and 333-55536-01, effective March 13, 2001; and File No. 333-59614 and
333-59614-01, filed April 26, 2001) and on Form S-8 (File No. 33-9231, effective October 20, 1986, as amended on February 19, 1987, and as amended on December 20, 1988; File No. 33-17271, effective December 20, 1987; File No. 33-42625, effective September 6, 1991;
File No. 33-56168, effective December 22, 1992; and File No. 33-69498, effective September 28, 1993; as supplemented on September 28,
1996; File No. 333-66095, effective October 23, 1998; File No. 333-73089, effective March 1, 1999; File No. 333-87417, effective
September 20, 1999; File No. 333-47096, effective October 2, 2000; and File No. 333-47128, effective October 2, 2000) and on Form S-4
(File No. 333-37047, effective November 19, 1997).

Los Angeles, California
May 17, 2001

--------
1   To appear on Notes with a maturity of more than 183 days.
2   To appear on Notes with a maturity of 183 days or less.
3        Include "commercial paper" if Notes must be redeemed before their first anniversary.  Include "shorter" if Notes may not be redeemed before their first anniversary but must be redeemed before their third anniversary.  Include "longer" if Notes may not be redeemed before their third anniversary.

4   Unless otherwise permitted, text to be included for all Notes (including Notes denominated in Sterling) in respect of which the issue proceeds are accepted by the Issuer in the United Kingdom
1   To appear on Notes with a maturity of more than 183 days.
2   To appear on Notes with a maturity of 183 days or less.
3        Include "commercial paper" if Notes must be redeemed before their first anniversary.  Include "shorter" if Notes may not be redeemed before their first anniversary but must be redeemed before their third anniversary.  Include "longer" if Notes may not be redeemed before their third anniversary.

4   Unless otherwise permitted, text to be included for all Notes (including Notes denominated in Sterling) in respect of which the issue proceeds are accepted by the Issuer in the United Kingdom