Form 10-Q
period 2001-05-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 2001-07-16
CIK 25191

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
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

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
--------------------------------------------------------- ------------------------------------------
        (State or other jurisdiction of                                (IRS Employer
        incorporation or organization)                              Identification No.)

4500 Park Granada, Calabasas, California                                     91302
-------------------------------------------------------------- -------------------------------------
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
                                                              Yes         X      No
                                                                        --------       --------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Class                                      Outstanding at July 12, 2001
        Common Stock $.05 par value                                   119,105,619

                                                                PART I
                                                         FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                              (UNAUDITED)
                                          (Dollar amounts in thousands, except per share data)

                              A S S E T S
                                                                               May 31,             February 28,
                                                                                2001                   2001
                                                                         -------------------    -------------------

Cash                                                                       $     235,978          $     126,496
Mortgage loans and mortgage-backed securities held for sale                    3,120,478              1,964,018
Trading securities, at market value ($543,269 pledged as collateral)           5,299,167              4,050,082
Mortgage servicing rights, net                                                 6,315,136              5,767,748
Investments in other financial instruments                                     2,814,884              4,160,314
Securities purchased under agreements to resell                                4,501,724              3,109,556
Property, equipment and leasehold improvements, net                              399,446                396,943
Other assets                                                                   3,490,484              3,380,350
                                                                         -------------------    -------------------
       Total assets                                                          $26,177,297            $22,955,507
                                                                         ===================    ===================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                               $  7,715,538           $  5,553,143
                                                                         ===================    ===================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                                $12,671,979            $11,402,791
Securities sold under agreements to repurchase                                 4,866,249              3,541,230
Drafts payable issued in connection with mortgage loan closings                  831,403                932,931
Accounts payable, accrued liabilities and other                                2,149,675              1,449,288
Deferred income taxes                                                          1,572,782              1,570,003
                                                                         -------------------    -------------------
       Total liabilities                                                      22,092,088             18,896,243

Commitments and contingencies                                                           -
                                                                                                               -

Company-obligated mandatorily redeemable capital trust pass-
   through securities of subsidiary trusts holding solely Company
   guaranteed related subordinated debt                                          500,000                500,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value;
   issued and outstanding, none
                                                                                        -                      -
Common stock - authorized, 240,000,000 shares of $0.05 par
   value; issued and outstanding, 118,835,746 shares at
   May 31, 2001 and 117,732,249 shares at February 28, 2001                        5,942                  5,887
Additional paid-in capital                                                     1,348,130              1,307,679
Accumulated other comprehensive income                                            46,572                173,249
Retained earnings                                                              2,184,565              2,072,449
                                                                         -------------------    -------------------
       Total shareholders' equity                                              3,585,209              3,559,264
                                                                         -------------------    -------------------
       Total liabilities and shareholders' equity                            $26,177,297            $22,955,507
                                                                         ===================    ===================

Borrower and investor custodial accounts                                     $ 7,715,538           $  5,553,143
                                                                         ===================    ===================

                                   The accompanying notes are an integral part of these statements.

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                                              (UNAUDITED)
                                          (Dollar amounts in thousands, except per share data)

                                                                                Three Months
                                                                                Ended May 31,
                                                                              2001             2000
                                                                         --------------    --------------
Revenues
   Loan origination fees                                                   $ 198,676         $  84,294
   Gain on sale of loans                                                     257,609           133,154
                                                                         --------------    --------------
     Loan production revenue                                                 456,285           217,448

   Interest earned                                                           505,674           258,594
   Interest charges                                                         (448,942)         (261,474)
                                                                         --------------    --------------
     Net interest income (expense)                                            56,732            (2,880)

   Loan servicing revenue                                                    351,944           272,203
   Amortization & impairment/recovery of  mortgage
     servicing rights, net of hedge                                         (308,199)         (118,159)
                                                                         --------------    --------------
     Net loan administration revenue                                          43,745           154,044

   Net premiums earned                                                        87,624            62,005
   Commissions, fees and other revenues                                       40,144            43,949
                                                                         --------------    --------------
         Total revenues                                                      684,530           474,566

Expenses
   Salaries and related expenses                                             261,466           171,531
   Occupancy and other office expenses                                        90,230            66,518
   Marketing expenses                                                         15,554            19,759
   Insurance net losses                                                       34,666            25,638
   Other operating expenses                                                   86,207            60,195
                                                                                           --------------
                                                                         --------------
         Total expenses                                                      488,123           343,641
                                                                         --------------    --------------

Earnings before income taxes                                                 196,407           130,925
   Provision for income taxes                                                 73,357            47,466
                                                                         --------------    --------------

NET EARNINGS                                                                $123,050           $83,459
                                                                         ==============    ==============

Earnings per share
   Basic                                                                       $1.04             $0.73
   Diluted                                                                     $1.00             $0.72

                                   The accompanying notes are an integral part of these statements.

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)
                                                     (Dollar amounts in thousands)
                                                                                           Three Months
                                                                                           Ended May 31,
                                                                                       2001                  2000
                                                                                  ---------------      ----------------
Cash flows from operating activities:
   Net earnings                                                                        $123,050              $83,459
      Adjustments to reconcile net earnings to net cash
       provided (used) by operating activities:
      Gain on sale of available-for-sale securities                                   (125,750)                    -
     Amortization and impairment/recovery of mortgage
servicing rights                                                                        200,866              104,895
     Depreciation and other amortization                                                17,501                20,049
     Deferred income taxes                                                              73,357                47,466

     Origination and purchase of loans held for sale                               (30,619,416)          (14,546,038)
     Principal repayments and sale of loans                                         29,462,956            14,682,054
                                                                                  ---------------      ----------------
          (Increase) decrease in mortgage loans and mortgage-
               backed securities held for sale                                      (1,156,460)              136,016

     (Increase) decrease in other financial instruments                                552,400             (359,052)
     Increase in trading securities                                                 (1,249,085)            (160,218)
     Increase in securities purchased under agreements to resell                    (1,392,168)           (1,223,571)
     Increase in other assets                                                         (114,958)             (633,624)
     Increase in accounts payable and accrued liabilities                              510,391               123,842
                                                                                  ---------------      ----------------
       Net (used) cash provided by operating activities                             (2,560,856)           (1,860,738)
                                                                                  ---------------      ----------------
Cash flows from investing activities:
   Additions to mortgage servicing rights, net                                        (666,549)             (311,302)
   Additions to available-for-sale securities                                         (282,191)              (87,077)
   Purchase of property, equipment and leasehold
     improvements, net                                                                 (15,331)              (11,713)
   Proceeds from sale of available-for-sale securities                                 927,349                26,343
                                                                                  ---------------      ----------------
     Net cash used by investing activities                                             (36,722)             (383,749)
                                                                                  ---------------      ----------------
Cash flows from financing activities:
   Net increase in short-term borrowings                                             1,283,111             1,593,214
   Issuance of long-term debt                                                        2,440,800               934,736
   Repayment of long-term debt                                                      (1,041,236)             (110,000)
   Issuance of common stock                                                             35,319                14,626
   Cash dividends paid                                                                 (10,934)              (11,146)
                                                                                  ---------------      ----------------
       Net cash provided by financing activities                                     2,707,060             2,421,430
                                                                                  ---------------      ----------------
Net increase in cash                                                                   109,482               176,943
Cash at beginning of period                                                            126,496                59,890
                                                                                  ---------------      ----------------
Cash at end of period                                                                 $ 235,978           $  236,833
                                                                                  ===============      ================
Supplemental cash flow information:
   Cash used to pay interest                                                          $ 450,277           $  269,494
   Cash used to pay income taxes                                                   $        151         $      5,262
Noncash investing activities:
   Unrealized loss on available-for-sale securities,
     net of tax                                                                   ($                    ($    35,134)
                                                                                        126,677)

                                   The accompanying notes are an integral part of these statements.

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                              (UNAUDITED)
                                                     (Dollar amounts in thousands)

                                                                                Three Months
                                                                                Ended May 31,
                                                                             2001               2000
                                                                        ---------------   ---------------

NET EARNINGS                                                               $123,050           $83,459

Other comprehensive income, net of tax:
    Unrealized gains (losses) on available for sale
securities:
      Unrealized holding gains (losses) arising
        during the period, before tax                                      (137,533)          (54,975)
      Income tax benefit (expense)                                           51,275            19,799
                                                                        ---------------   ---------------
      Unrealized holding gains (losses) arising
        during the period, net of tax                                       (86,258)          (35,176)
      Less: reclassification adjustment for (gains
)                                   losses included                         (64,445)               66
in net earnings, before tax
      Income tax expense                                                     24,026               (24)
                                                                        ---------------   ---------------
        Reclassification adjustment for gains
included in net earnings, net of tax                                        (40,419)               42
                                                                        ---------------   ---------------
Other comprehensive income (loss)                                          (126,677)          (35,134)
                                                                        ---------------   ---------------
COMPREHENSIVE INCOME (LOSS)                                                 ($3,627)          $48,325
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
In  the  opinion  of  management,  all  adjustments  (consisting  of  normal  recurring  adjustments)  considered  necessary  for a fair presentation  have been  included.  Operating  results for the three months  ended May 31, 2001 are not  necessarily  indicative  of the results  that may be expected  for the fiscal  year ending  February  28,  2002.  For  further  information,  refer to the  consolidated financial  statements  and footnotes  thereto  included in the annual report on Form 10-K for the fiscal year ended February 28, 2001 of
Countrywide Credit Industries, Inc. (the "Company").

    On March 1, 2001, the Company  adopted  Financial  Accounting  Standards Board (FASB)  Statement No. 133,  ACCOUNTING FOR DERIVATIVE
INSTRUMENTS  AND HEDGING  ACTIVITIES,  and FASB Statement No. 138,  ACCOUNTING FOR CERTAIN  DERIVATIVE  INSTRUMENTS  AND CERTAIN HEDGING
ACTIVITIES-AN  AMENDMENT OF FASB STATEMENT NO. 133 (collectively,  "FAS 133"). All derivative  instruments are recognized on the balance sheet at fair value.  On the date the Company enters into a derivative  contract the Company  designates the derivative  instrument as a hedge  of the  fair  value of a  recognized  asset or  liability  or of an  unrecognized  firm  commitment  ("fair  value"  hedge)  or a free-standing  derivative instrument.  For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair  value of the  hedged  asset or  liability  attributable  to the hedged  risk are  recorded  in  current  period  net  income.  For free-standing derivative instruments, changes in the fair values are reported in current period net income.

    The Company  formally  documents the  relationship  between  hedging  instruments  and hedged items,  as well as the risk management objective and strategy for undertaking  various hedge  transactions.  This process includes linking all derivative  instruments that are designated as fair value hedges to specific assets and  liabilities on the balance sheet.  The Company also formally  assesses,  both at the inception of the hedge and on an ongoing basis,  whether the derivative  instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items.  If it is determined  that the derivative  instrument is not highly  effective as a hedge, hedge accounting is discontinued.

    The Company discontinues hedge accounting  prospectively when (1) it determines that a derivative  instrument is no longer effective in offsetting changes in the fair value of a hedged item; (2) a derivative instrument expires or is sold, terminated,  or exercised;  or
(3)  management  determines  that  designation of a derivative  instrument as a hedge  instrument is no longer  appropriate.  When hedge accounting is discontinued the derivative  instrument will continue to be carried on the balance sheet at its fair value;  however,  the previously hedged asset or liability will no longer be adjusted for changes in fair value.

    The Company occasionally purchases or originates financial instruments that contain an embedded derivative instrument.  At inception of the financial  instrument,  the Company  assesses  whether the economic  characteristics  of the embedded  derivative  instrument are clearly and closely  related to the  economic  characteristics  of the  financial  instrument  (host  contract),  whether the  financial instrument  that  embodies  both the embedded  derivative  instrument  and the host  contract is  currently  measured at fair value with changes in fair value  reported in earnings,  and whether a separate  instrument  with the same terms as the embedded  instrument  would meet the  definition of a derivative  instrument.  If the embedded  derivative  instrument  is determined  not to be clearly and closely related to the host  contract,  is not  currently  measured  at fair value with  changes in fair value  reported  in  earnings,  and the embedded derivative instrument would qualify as a derivative  instrument,  the embedded derivative instrument is separated from the host contract and carried at fair value with changes recorded in current period earnings.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Certain amounts reflected in the consolidated financial statements for the three-month period ended
May 31, 2000 have been reclassified to conform to the presentation for the three-month period ended
May 31, 2001.

NOTE B - MORTGAGE SERVICING RIGHTS

    The activity in mortgage servicing rights was as follows:

------------------------------------------------------ ---------------- -------------------------
                                                                           Three Months Ended
   (Dollar amounts in thousands)                                              May 31, 2001
------------------------------------------------------ ---------------- -------------------------
                                                                        ----------------------
   Mortgage Servicing Rights
     Balance at beginning of period                                            $5,876,121
     Additions                                                                    666,549
     Scheduled amortization                                                      (227,458)
     Change in fair value attributable to hedged risk                             235,937
                                                                        ----------------------
     Balance before valuation reserve
              at end of period                                                  6,551,149
                                                                        ----------------------

   Reserve for Impairment of Mortgage Servicing Rights
     Balance at beginning of period                                              (108,373)
     Reductions (additions)                                                      (127,640)
                                                                        ----------------------
     Balance at end of period                                                    (236,013)
                                                                        ----------------------
      Mortgage Servicing Rights, net                                           $6,315,136
                                                                        ======================

------------------------------------------------ -- ---------------- -- ---------------------- --

NOTE C - INVESTMENTS IN OTHER FINANCIAL INSTRUMENTS

    Investments in other financial instruments included the following.

 ------------------------------------------------------------ -----------------------------------------------------
                                                                               May 31,             February 28,
     (Dollar amounts in thousands)                                              2001                   2001
 ------------------------------------------------------------------- --- ----------------- --- ---------------- ---
     Servicing hedge instruments                                              $1,042,570            $2,407,799
     Mortgage-backed securities retained in securitizations                    1,207,830             1,202,093
     Insurance company investment portfolio                                      564,484               550,422
                                                                         -----------------     ----------------
                                                                              $2,814,884            $4,160,314
                                                                         =================     ================

 ------------------------------------------------------------------- --- ----------------- --- ---------------- ---

NOTE D - AVAILABLE-FOR-SALE SECURITIES

    Amortized cost and fair value of available-for-sale securities were as follows.

 ---------------------------------- ---------------- - ------------------------------------ -- ---------------- ---
                                                                  May 31, 2001
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
                                                            Gross               Gross
                                      Amortized           Unrealized         Unrealized             Fair
 (Dollar amounts in thousands)           Cost               Gains              Losses               Value
 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

      Mortgage-backed
        securities retained in
        securitizations                $1,139,871            $71,144             ($3,185)         $1,207,830
      Principal only securities           520,973             20,594             (23,503)            518,064
      Insurance company
        investment  portfolio             551,604             15,159              (2,279)            564,484
                                    ----------------   -----------------   ----------------    ----------------
                                       $2,212,448           $106,897            ($28,967)         $2,290,378
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
                                                            Gross               Gross
                                      Amortized           Unrealized         Unrealized             Fair
 (Dollar amounts in thousands)           Cost               Gains              Losses               Value
 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

      Mortgage-backed
        securities retained in
        securitizations                $1,108,557           $107,627            ($14,091)         $1,202,093
      Principal only securities         1,190,281            159,318                (605)          1,348,994
      Insurance company
        investment  portfolio             531,983             21,637              (3,198)            550,422
                                    ----------------   -----------------   ----------------    ----------------
                                       $2,830,821           $288,582            ($17,894)         $3,101,509
                                    ================   =================   ================    ================

 ---------------------------------- ---------------- - ----------------- - ---------------- -- ---------------- ---

NOTE E - NOTES PAYABLE

    Notes payable consisted of the following.

 ------------------------------------------------------------ -----------------------------------------------------
                                                                                May 31,           February 28,
     (Dollar amounts in thousands)                                              2001                  2001
 -------------------------------------------------------------------- --                   --- ---------------- ---
                                                                         ----------------- ---
     Commercial paper                                                      $     320,000        $            -
     Medium-term notes, various series, and Euro Notes                        11,645,078            10,435,510
     Convertible debentures                                                      502,172               500,717
     Subordinated notes                                                          200,000               200,000
     Unsecured notes payable                                                           -               264,196
     Other notes payable                                                           4,729                 2,368
                                                                         -----------------     ----------------
                                                                             $12,671,979           $11,402,791
                                                                         =================     ================

 -------------------------------------------------------------------- -- ----------------- --- ---------------- ---

Medium-Term Notes

    During the quarter  ended May 31, 2001,  CHL, the  Company's  mortgage  banking  subsidiary,  issued  medium term notes under shelf registration statements or pursuant to its Euro medium-term note program as summarized below as follows.

---------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                                        Outstanding Balance               Interest Rate             Maturity Date
                                                                     ----------------------  ----------------------------
                         -------------------------------------------
                         Floating-Rate   Fixed-Rate       Total         From        To           From            To
                         ------------------------------------------- ----------- ----------  -------------- -------------

      Series I             $    742,000  $    30,000    $   772,000     4.20%       5.16%     Mar. 2002      May 2002

      Series J                 475,000     1,050,000      1,525,000     4.21%       5.25%     May 2002       May 2003

        Euro Notes              52,700        91,100        143,800     4.24%       4.58%     Apr. 2002      May 2002

                         -------------------------------------------
     Total                  $1,269,700    $1,171,100     $2,440,800
                         ===========================================

---------------------------------------------------------------------------------------------------------------------------

    There were $143.8 million foreign  currency-denominated  notes issued pursuant to the Euro medium-term  notes program  outstanding.
Such notes are  denominated  in Japanese  Yen. The Company  manages the  associated  foreign  currency  risk by entering  into currency swaps.  The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into U.S. dollars.

    During the quarter ended May 31, 2001, CHL redeemed $1.2 billion of maturing medium term notes.

NOTE F - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

    Derivative  instruments  that the Company uses as part of its interest rate risk management  strategy include interest rate floors,
MBS mandatory forward sale and purchase  commitments,  options to sell or by MBS, treasury futures and interest rate futures,  interest rate caps, Capped Swaps,  Swaptions,  interest rate futures and interest rate swaps. In addition,  the Company manages foreign currency exchange rate risk with foreign currency swaps.

    As a result of using  over-the-counter  derivative  instruments,  the Company has potential exposure to credit loss in the event of nonperformance  by the  counterparties.  The Company manages this credit risk by selecting only well  established,  financially  strong counterparties,  spreading  the credit  risk  amongst  many such  counterparties,  and by placing  contractual  limits on the amount of unsecured  credit risk from any one  counterparty.  The Company's  exposure to credit risk in the event of default by a counterparty is the current cost of replacing the contracts net of any available  margins retained by the Company,  a custodian or the  Mortgage-Backed
Securities Clearing Corporation (the "MBSCC"), which is a clearing agent.

    Relative to the application of FAS 133, certain industry specific issues remain  unresolved and their ultimate  resolution may have an impact on reported earnings.

Servicing Hedge

    In order to mitigate the effect on earnings of MSR  impairment  that may result from  increased  current and  projected  prepayment activity that generally  occurs when interest  rates decline,  the Company  maintains a portfolio of financial  instruments,  including derivative  contracts,  that increase in aggregate value when interest rates decline (the "Servicing Hedge"). The financial instruments that form the Servicing  Hedge  include  interest rate floors,  options on interest  rate futures,  interest rate swaps,  interest rate caps,  Swaptions,  options on MBS,  principal-only  swaps and P/O  securities.  A portion of the Servicing Hedge is designed to qualify as a fair value hedge under FAS 133. For the quarter  ended May 31,  2001,  the Company  recognized  a pre-tax  loss of $27.1  million, which  represents  the  ineffective  portion of all such fair  value  hedges of MSRs.  This  amount is  included  in  amortization  and impairment/recovery  of mortgage  servicing rights,  net of hedge, in the income statement.  The remaining  derivative  instruments are
free-standing   derivatives.   These  derivatives  are  marked  to  fair  value  and  recorded  as  a  component  of  amortization  and impairment/recovery of mortgage servicing rights, net of hedge, in the income statement.

Hedge of Committed Pipeline and Mortgage Loan Inventory

    In order to mitigate  the risk that a change in interest  rates will  result in a decline in the value of the  Company's  Committed
Pipeline or Inventory,  the Company enters into hedging  transactions.  The Inventory is hedged with forward  contracts for the sale of loans and net sales of MBS,  including  options to sell MBS where the Company can  exercise  the option on or prior to the  anticipated settlement  date of the MBS.  Substantially  all of the  inventory  hedge is  designed  to qualify as a fair value hedge under FAS 133.
For the quarter ended May 31, 2001, the Company  recognized a pre-tax gain of $3.1 million,  representing  the  ineffective  portion of such fair value hedges of inventory.  This amount is included in gain on sale of loans in the income statement.

NOTE F - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

     The  Committed  Pipeline is hedged with a  combination  of options on MBS and  treasury  futures  and MBS forward  contracts.  The underlying MBS to be delivered generally correspond with the composition of the Committed Pipeline.

    The Committed  Pipeline,  which is comprised of interest rate lock commitments issued on residential  mortgage loans to be held for sale,  is  considered a portfolio of  derivative  instruments.  The  Committed  Pipeline and the  associated  free-standing  derivative instruments are marked to fair value and recorded as a component of gain on sale of loans in the income statement.

Debt Securities

    The Company  enters into interest rate swaps to convert a portion of its fixed-rate  medium tem notes to LIBOR-based  floating-rate debt and to  convert  its  foreign  currency  fixed-rate  medium  term  notes to U.S.  dollar  LIBOR-based  floating-rate  debt.  These transactions  are designed as fair value hedges under FAS 133.  For the quarter  ended May 31, 2001,  the Company  recognized a pre-tax gain of $1.8 million,  representing  the ineffective  portion of such fair value hedges of medium-term  notes.  This amount is included in interest charges in the income statement.

Broker-Dealer Activities

    Countrywide  Securities  Corporation ("CSC") utilizes derivatives in connection with its trading activities to manage interest-rate risk.  These  instruments  include MBS  mandatory  forward  sale and  purchase  commitments  as well as short sales of cash market U.S.
Treasury  securities.  All such  derivatives  are  considered  free-standing  and as such are  marked to fair value and  recorded  as a component of gain on sale of loans in the income statement.

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
                                                                            May 31, 2001

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
      (Dollar amounts in thousands)           Credit             Home            Other
                                            Industries,      Loans, Inc.      Subsidiaries     Eliminations     Consolidated
                                               Inc.
---------------------------------------------------------------------------------------------------------------------------------
  Balance Sheets:

  Mortgage loans and
  mortgage-backed          securities     $                  $  3,120,478    $                 $                $  3,120,478
  held for sale                                       -                                  -                -
  Mortgage servicing rights, net                      -         6,315,136                -                -        6,315,136
  Other assets                                4,373,604         9,381,957        7,904,248       (4,918,126)      16,741,683
                                          ----------------  ---------------  ---------------   --------------  ----------------
         Total assets                        $4,373,604       $18,817,571      $ 7,904,248      ($4,918,126)     $26,177,297
                                          ================  ===============  ===============   ==============  ================

  Company-obligated mandatorily
  redeemable capital trust pass-through   $                 $                  $   500,000     $               $     500,000
  securities                                          -                 -                                  -

  Short- and long-term debt                     738,084        13,200,263        5,032,652       (1,432,771)      17,538,228
  Other liabilities                              50,311         3,272,814        1,259,605          (28,870)       4,553,860
  Equity                                      3,585,209         2,344,494        1,111,991       (3,456,485)       3,585,209
                                          ----------------  ---------------  ---------------   --------------  ----------------
         Total liabilities and equity        $4,373,604       $18,817,571      $ 7,904,248      ($4,918,126)     $26,177,297
                                          ================  ===============  ===============   ==============  ================

---------------------------------------------------------------------------------------------------------------------------------

------ ----------------------------------- ---------- ------------------------------------------------- -------------------------
                                                                  Three months ended May 31, 2001

                                           ---------- ------------------------------------------------- -------------------------
                                            Countrywide      Countrywide
      (Dollar amounts in thousands)           Credit             Home            Other
                                            Industries,      Loans, Inc.      Subsidiaries     Eliminations     Consolidated
                                               Inc.
---------------------------------------------------------------------------------------------------------------------------------
  Statements of Earnings:

  Revenues                                    $  14,369          $426,820       $252,465        $   (9,124)         $684,530
  Expenses                                        1,988           316,863        178,396            (9,124)          488,123
  Provision for income taxes                      4,311            41,873         27,173                   -          73,357
  Equity in net earnings of subsidiaries        115,907                 -                -        (115,907)                -
                                          ----------------  ---------------  ---------------   --------------  ----------------
         Net earnings                          $123,977         $  68,084      $  46,896         $(115,907)         $123,050
                                          ================  ===============  ===============   ==============  ================

---------------------------------------------------------------------------------------------------------------------------------

NOTE H - SUMMARIZED FINANCIAL INFORMATION (Continued)

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
                                                                  Three months ended May 31, 2000

                                           ---------- ------------------------------------------------- -------------------------
                                            Countrywide      Countrywide
      (Dollar amounts in thousands)           Credit             Home            Other
                                            Industries,      Loans, Inc.      Subsidiaries     Eliminations     Consolidated
                                               Inc.
---------------------------------------------------------------------------------------------------------------------------------
  Statements of Earnings:

  Revenues                                     $ (4,226)         $303,279       $175,728         $     215          $474,566
  Expenses                                          922           218,125        124,809              (215)          343,641
  Provision for income taxes                     (1,918)           30,948         18,436                   -          47,466
  Equity in net earnings of subsidiaries         86,910                 -                -         (86,910)                -
                                          ----------------  ---------------  ---------------   --------------  ----------------
         Net earnings                           $83,680         $  54,206      $  32,483          ($86,910)        $  83,459
                                          ================  ===============  ===============   ==============  ================

---------------------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------------------------

                                                  For the three months ended May 31, 2001
                              Consumer Businesses                      Institutional Businesses
                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------
                               Mortgage-Related                    Processing
                     Mortgage  InvestmentsB2C                      and        Capital   B2B
(Dollars in thousandOriginations          Insurance    Total       Technology Markets   Insurance   Total        Other       Total
------------------- ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- ------------

External revenues    $454,422  ($15,247)   $10,951   $450,126       $22,468   $113,488  $97,843   $233,799          $605  $684,530
Intersegment revenues       -   (73,787)          -   (73,787)       73,787           -         -   73,787              -        -
                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- ------------
    Total revenues   $454,422  ($89,034)   $10,951   $376,339       $96,255   $113,488  $97,843   $307,586          $605  $684,530
                    ========== ========== ========= ===========    ========== ========= ========= ==========    ======== ============

Segment earnings
   (pre-tax)         $187,346  ($90,832)    $1,268    $97,782       $19,326    $60,115  $20,426    $99,867       ($1,242) $196,407

Segment assets      $3,533,333 $10,917,895 $83,785  $14,535,013    $176,733   $10,458,36$968,560  $11,603,660    $38,624 $26,177,297

------------------- ---------- ---------- --------- ----------- -- ---------- --------- --------- ---------- -- -------- ------------

-------------------------------------------------------------------------------------------------------------------------------------

                                                  For the three months ended May 31, 2000
                              Consumer Businesses                      Institutional Businesses
                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------
                               Mortgage-Related                    Processing
                    Mortgage   InvestmentsB2C                      and        Capital   B2B
(Dollars in thousandOriginations          Insurance    Total       Technology Markets   Insurance   Total        Other       Total
------------------- ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- ------------

External revenues   $210,553   $127,362     $9,401    $347,316       $6,667    $52,979   $68,369  $128,015        ($765)  $474,566
Intersegment revenues       -   (63,407)          -    (63,407)      63,407           -         -   63,407              -        -
                    ---------- ---------- --------- -----------    ---------- --------- --------- ----------    -------- ------------
    Total revenues  $210,553   $  63,955    $9,401    $283,909      $70,074    $52,979   $68,369  $191,422        ($765)  $474,566
                    ========== ========== ========= ===========    ========== ========= ========= ==========    ======== ============

Segment earnings
   (pre-tax)         $27,554    $62,166     $1,060     $90,780      $10,505    $16,901   $14,248   $41,654      ($1,509)  $130,925

Segment assets      $2,073,776 $9,374,307  $50,691  $11,498,774    $159,483   $5,812,925$827,757  $6,800,165    $141,151 $18,440,090

------------------- ---------- ---------- --------- ----------- -- ---------- --------- --------- ---------- -- -------- ------------

NOTE J - IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    The Company  adopted FAS 133 on March 1, 2001. At the date of adoption,  the Company  recorded  certain  transition  adjustments as required  by FAS 133.  There  was no  impact  on net  income as a result of such  transition  adjustments.  However,  such  adjustments resulted in the following impact on the Company's balance sheet (in millions).

    Decrease in fair value of derivatives classified as assets                     ($93.7)
    Increase  in  fair  value  of   derivatives   classified  as                  ($107.2)
liabilities
    Decrease in book value of hedged borrowings                                    $107.2
    Increase in book value of MSRs                                                  $81.7
    Increase in book value of inventory and other assets                            $12.0

NOTE J - IMPLEMENTATION OF NEW ACCOUNTING STANDARDS (Continued)

    In September 2000, the FASB issued Statement No. 140 (FAS 140),  Accounting for the Transfers and Servicing of Financial Assets and
Extinguishments  of Liabilities,  which replaces FAS 125 (of the same title).  FAS 140 revises certain  standards in the accounting for securitizations  and other  transfers of financial  assets and collateral,  and requires some  disclosures  relating to  securitization transactions  and collateral,  but it carries over most of FAS 125's  provisions.  The collateral and disclosure  provisions of FAS 140 were included in the February 28, 2001  financial  statements.  All other  provisions of this  Statement were adopted on April 1, 2001, as required by the statement. The adoption of this statement did not have a material impact on the Company.

NOTE K - EARNINGS PER SHARE

    Basic earnings per share is determined  using net income  divided by the weighted  average  shares  outstanding  during the period.
Diluted EPS is computed by dividing net income by the weighted  average  shares  outstanding,  assuming all dilutive  potential  common shares were issued.

    The following table presents basic and diluted EPS for the three months ended May 31, 2001 and 2000.

------------------------ -- -- ----- ------------------------------------ -- ----- ----
                                             Three Months Ended May 31,
                         -- -- ----- ------------------------------------ -- ----- ----
                                     2001                             2000
                         --------- --------- ---------   ---------- --------- ---------
(Amounts in thousands,                       Per-Share                        Per-Share
except per share data)   Net                  Amount     Net                   Amount
                         Earnings   Shares               Earnings    Shares
------------------------           --------- ---------              --------- ---------
                         ---------                       ----------
Net earnings             $123,050                          $83,459
                         =========                       ==========

Basic EPS
Net earnings available
to common shareholders   $123,050   118,469     $1.04      $83.459   113,792     $0.73

Effect of dilutive
stock options               -         4,219                  -         2,316
                         --------- ---------             ---------- ---------

Diluted EPS
Net earnings available
to common shareholders   $123,050   122,688     $1.00      $83,459   116,108     $0.72
                         ========= =========             ========== =========

------------------------ --------- --------- --------- - ---------- --------- ---------

NOTE L - SUBSEQUENT EVENTS

    On June 20, 2001, the Company  declared a cash dividend of $.10 per common share payable July 31, 2001 to shareholders of record on
July 13, 2001.

                                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                            CONDITION AND RESULTS OF OPERATIONS (Continued)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This  Quarterly  Report on Form 10-Q may  contain  forward-looking  statements.  These  forward-looking  statements  are subject to certain risks and  uncertainties,  which could cause actual results to differ  materially from historical  results or those anticipated due to a number of factors such as the direction and level of interest rates,  competitive and general  economic  conditions in each of our business sectors,  expense and loss levels in our mortgage,  insurance and other business sectors,  general economic  conditions in the  United  States  and abroad and in the  domestic  and  international  areas in which we do  business,  the  legal,  regulatory  and legislative  environments  in the markets in which the company  operates,  changes in  accounting  and financial  reporting  standards, decisions by the company to change its business  mix, and other risks  detailed in documents  filed by the company with the  Securities and Exchange Commission from time to time. Words like "believe",  "expect",  "should", "may", "could",  "anticipated",  "promising" and other expressions which indicate future events and trends identify  forward-looking  statements.  The Company  undertakes no obligation to publicly updated or revise any forward-looking statements.

Quarter Ended May 31, 2001 Compared to Quarter Ended May 31, 2000

OPERATING SEGMENT RESULTS

    The Company's pre-tax earnings by segment is summarized below.

-------------------------------------------- --------------------------------------- --------
                                                       Three Months Ended
       (Dollar amounts in thousands)                        May 31,
-------------------------------------------- --------------------------------------- --------
                                                 2001                    2000
                                             -------------          --------------
Consumer Businesses:
    Mortgage Originations                      $187,346                $27,554
    Mortgage-Related Investments                (90,832)                62,166
    B2C Insurance                                 1,268                  1,060
                                             -------------          --------------
         Total Consumer Businesses               97,782                 90,780

Institutional Businesses:
    Processing and Technology                    19,326                 10,505
    Capital Markets                              60,115                 16,901
    B2B Insurance                                20,426                 14,248
                                                                    --------------
                                             -------------
         Total Institutional Businesses          99,867                 41,654
Other                                            (1,242)                (1,509)
                                             -------------          --------------
Pre-tax Earnings                               $196,407               $130,925
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

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production
                                                       Three Months Ended
                                                            May 31,
-------------------------------------------- --------------------------------------- --------
                                                 2001                    2000
                                             -------------          ----------------
Consumer Mortgages:
    Consumer Markets Division                    $9,284                 $4,042
    Wholesale Lending Division                    9,897                  4,062
      Full Spectrum Lending, Inc.                   464                    421
                                             -------------          ----------------
    Total                                       $19,645                 $8,525
                                             =============          ================

---------------------------------------------------------------------------------------------

    The increase in pre-tax  earnings of $159.8 million in the quarter ended May 31, 2001 as compared to the quarter ended May 31, 2000 was primarily  attributable to higher prime credit quality first mortgage loan production and margins  combined with increased  margins on home equity and sub-prime loans and improved profitability of loan closing services.

Mortgage-Related Investments Segment

    Mortgage-Related  Investments  Segment activities include  investments in assets retained in the mortgage  securitization  process, including mortgage servicing rights ("MSRs"), residual interests in asset-backed securities and other mortgage-related assets.

    The decrease in pre-tax  earnings of $153.0 million in the quarter ended May 31, 2001 as compared to the quarter ended May 31, 2000 was primarily due to increased  amortization  and  impairment of the MSRs net of the servicing  hedge,  and higher  servicing  expenses driven by the growth in the servicing  portfolio,  including the  subservicing  fee paid to the Processing and Technology  Segment.  In addition,  impairment  charges  relating to residuals and other  retained  interests  contributed  to the decline in pre-tax  earnings.
These factors were partially  offset by an increase in revenues  generated from a larger servicing  portfolio.  As of May 31, 2001, the
Company serviced $301.8 billion of loans (including $8.9 billion of loans  subserviced for others),  up from $261.9 billion  (including
$5.4 billion of loans  subserviced  for others) as of May 31, 2000, a 15%  increase.  The growth in the Company's  servicing  portfolio since May 31, 2000 was the result of loan production  volume and the acquisition of bulk servicing  rights.  This was partially  offset by prepayments, partial prepayments and scheduled amortization.

    During the quarter ended May 31, 2001, the annual prepayment rate of the Company's  servicing portfolio was 29%, compared to 9% for the quarter  ended May 31, 2000.  In general,  the  prepayment  rate is affected by the level of refinance  activity,  which in turn is driven  primarily by the relative level of mortgage  interest rates.  The weighted  average  interest rate of the mortgage loans in the
Company's servicing portfolio as of May 31, 2001 and 2000 was 7.7%.

B2C Insurance Segment

    B2C Insurance  Segment  activities  include the operations of Countrywide  Insurance  Services  ("CIS"),  an insurance  agency that provides  homeowners,  life,  disability  and  automobile  as well as other forms of  insurance,  primarily to the  Company's  mortgage customers.  The  increase in pre-tax  earnings of $0.2 million in the quarter  ended May 31, 2001 as compared to the quarter  ended May
31, 2000 was primarily due to an increase in policies-in-force.

Processing and Technology Segment

    Processing and Technology  Segment  activities  include  internal  sub-servicing  of the Company's  portfolio,  as well as mortgage subservicing  and  subprocessing  for other  domestic and foreign  financial  institutions.  The  increase in pre-tax  earnings of $8.8 million in the quarter  ended May 31, 2001 as compared to the quarter  ended May 31, 2000 was  primarily due to growth in the servicing portfolio and  subprocessing for foreign financial  institutions.  As of May 31, 2001, Global Home Loans subserviced  approximately $41 billion of mortgage loans for the Company's joint venture partner, Woolwich, plc.

Capital Markets Segment

    Capital Markets Segment activities  include primarily the operations of Countrywide  Securities  Corporation  ("CSC"), a registered broker-dealer  specializing in mortgage-related  securities,  and the Correspondent Lending Division ("CLD"), through which the Company purchases closed loans from mortgage bankers,  commercial banks and other financial  institutions.  The increase in pre-tax earnings of
$43.2 million in the quarter  ended May 31, 2001 as compared to the quarter  ended May 31, 2000 was  primarily  due to increased  prime credit quality loan production and margins in CLD combined with CSC's higher trading volumes.

B2B Insurance Segment

    B2B  Insurance  Segment  includes the  activities  of Balboa,  an insurance  carrier  that offers  property and casualty  insurance
(specializing  in creditor  placed  insurance),  and life and  disability  insurance  together with the  activities  of Second  Charter
Reinsurance  Company,  a mortgage  reinsurance  company.  The increase in pre-tax earnings of $6.2 million in the quarter ended May 31,
2001 as compared to the quarter  ended May 31, 2000 was due to  increased  net written  premiums  and  increased  mortgage  reinsurance premium volume.

CONSOLIDATED EARNINGS PERFORMANCE

     Revenues for the quarter ended May 31, 2001 increased 44% to $684.5 million,  up from $474.6 million for the quarter ended May 31,
2000. Net earnings increased 47% to $123.1 million for the quarter ended May 31, 2001, up from
$83.5 million for the quarter ended May 31, 2000.  The increase in revenues and net earnings for the quarter ended
May 31, 2001  compared to the quarter  ended May 31, 2000 was  primarily  attributed  to increased  earnings in the  Consumer  Mortgage
Originations  Segment due to increased loan  production and improved  margins and to improved  earnings in the Capital  Markets Segment and the  Processing  and  Technology  Segment.  The increase was partially  offset by a decline in earnings  from the  Mortgage-related
Investments  Segment due to increased  amortization  and impairment of the MSRs net of servicing hedge and reduced  earnings from other retained interests.

     The total volume of loans produced by the Company increased 110% to $30.6 billion for the quarter ended
May 31, 2001,  up from $14.5  billion for the quarter  ended May 31, 2000.  The increase in loan  production  was driven  largely by an increase in refinance activity.

     Total loan production by purpose and by interest rate type is summarized below.

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production
                                                       Three Months Ended
                                                            May 31,
-------------------------------------------- --------------------------------------- --------
                                                 2001                    2000
                                             -------------          ----------------
    Purchase                                    $13,184                 $11,595
    Refinance                                    17,435                   2,951
                                             -------------          ----------------
    Total                                       $30,619                 $14,546
                                             =============          ================
                                             -------------          ----------------

    Fixed Rate                                  $27,782                 $11,145
    Adjustable Rate                               2,837                   3,401
                                             -------------          ----------------
    Total                                       $30,619                 $14,546
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

-------------------------------------------- --------------------------------------- --------

       (Dollar amounts in millions)                     Loan Production
                                                       Three Months Ended
                                                            May 31,
-------------------------------------------- --------------------------------------- --------
                                                 2001                    2000
                                             -------------          ----------------
                                             -------------          ----------------
Consumer Mortgages                              $19,645                $  8,525
Capital Markets                                  10,974                   6,021
                                             -------------          ----------------
    Total                                       $30,619                 $14,546
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

-------------------------------------------- --------------------------------------- --------
                                                       Non-Traditional
      (Dollar amounts in millions)                     Loan Production
                                                      Three Months Ended
                                                           May 31,
-------------------------------------------- --------------------------------------- --------
                                                2001                    2000
                                             -------------          ----------------
    Sub-prime                                    $1,340                 $1,440
    Home Equity                                   1,303                  1,131
                                             -------------          ----------------
    Total                                        $2,643                 $2,571
                                             =============          ================

---------------------------------------------------------------------------------------------

    Loan production revenue increased in the quarter ended May 31, 2001 as compared to the quarter ended
May 31, 2000 due to increased loan  production and improved  margins on prime credit quality,  first lien  mortgages,  home equity and sub-prime loan production  combined with increased  trading  activity in the Capital  Markets  Segment.  Sub-prime  loans  contributed
$64.1  million to the gain on sale of loans in the quarter  ended May 31, 2001 and $60.7  million in the quarter  ended May 31,  2000.
The sale of home equity loans  contributed  $37.5 million and $21.6 million to gain on sale of loans in the quarter ended May 31, 2001 and the quarter ended May 31, 2000,  respectively.  In general,  loan production revenue is affected by numerous factors including the volume and mix of loans produced and sold, channel mix, loan pricing decisions, and changes in interest rates.

    Net interest income (interest earned net of interest  charges) of $56.7 million for the quarter ended May 31, 2001 was up from net interest  expense of $2.9  million for the quarter  ended May 31,  2000.  Net interest  income is  principally  a function of: (i) net interest  income earned from the  Company's  mortgage loan  inventory  ($56.9  million and $20.6 million for the quarter ended May 31,
2001 and the quarter ended May 31, 2000, respectively);  (ii) interest expense related to the Company's  mortgage-related  investments
($78.4 million and $87.9 million for the quarters ended May 31, 2001 and
May 31, 2000,  respectively);  (iii)  interest  income  earned from the custodial  balances  associated  with the Company's  servicing portfolio  ($52.4  million  and $51.8  million  for the  quarters  ended May 31, 2001 and May 31,  2000,  respectively);  and (iv) net interest  earned on CSC's net trading  portfolio  ($16.3 million and $6.0 million for the quarters ended May 31, 2001 and May 31,2000, respectively).

    The increase in net interest  income from the mortgage loan  inventory  was  primarily  attributable  to higher  inventory  levels combined  with an increased  net earnings  rate during the quarter  ended May 31, 2001.  The decrease in interest  expense  related to mortgage-related  investments  resulted  primarily from the sale of servicing hedge instruments  combined with a decline in short-term rates.  The increase in net interest earned on CSC's net trading  portfolio is due to increased  trading activity in the quarter ended
May 31, 2001.

    The Company  recorded MSR  amortization  for the quarter ended May 31, 2001 totaling $227.5 million compared to $108.2 million for the quarter ended May 31, 2000.  The Company recorded recovery of previous impairment of
$26.6  million for the quarter  ended May 31, 2001  compared to recovery of previous  impairment of $3.3 million for the quarter ended
May 31, 2000. The primary factors  affecting the amount of amortization  and impairment or impairment  recovery of MSRs recorded in an accounting  period are the level of  prepayments  during the period and the  change,  if any,  in  estimated  future  prepayments.  To mitigate the effect on earnings of MSR impairment that may result from increased  current and projected  future  prepayment  activity, the Company acquires  financial  instruments,  including  derivative  contracts,  that increase in aggregate value when interest rates decline (the "Servicing Hedge").

    In the quarter ended May 31, 2001,  the Company  recognized a net loss of $107.3 million from its Servicing  Hedge.  This net loss included  unrealized  net losses of $273.5  million  and  realized  net gains of $166.2  million  from the sale of  various  financial instruments  that  comprise  the  Servicing  Hedge.  In the quarter  ended May 31,  2000,  the Company  recognized a net loss of $13.3 million  from its  Servicing  Hedge.  This net loss  included  unrealized  net losses of $6.7  million and  realized  net loss of $6.6 million from the sale of various financial instruments that comprise the Servicing Hedge plus option premium amortization.

    The financial  instruments  that comprised the Servicing  Hedge included  interest rate floors,  principal  only  securities  (P/O
Securities"),  options on interest rate swaps  ("Swaptions"),  options on MBS, options on interest rate futures,  interest rate swaps, principal  only swaps ("P/O  Swaps") and interest  rate caps.  With respect to the floors,  options on interest  rate futures and MBS, caps,  and  Swaptions,  the  Company is not  exposed to loss  beyond its  initial  outlay to acquire  the hedge  instruments  plus any unrealized  gains  recognized  to date.  With respect to the interest rate swaps  contracts  entered into by the Company as of May 31,
2001, the Company estimates that its maximum exposure to loss over the contractual terms is $1 million.

    Salaries and related expenses are summarized below for the quarters ended May 31, 2001 and 2000.

 ---- --------------------------- -- -- ------ ------------------------------------------------- ----- -- ---- -----
      (Dollar     amounts     in                    Quarter Ended May 31, 2001
      thousands)
                                     -- ------ ------------------------------------------------- ----- -- ---- -----
 ---- --------------------------- --
                                         Consumer          Institutional          Corporate
                                        Businesses           Businesses         Administration          Total
 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

      Base Salaries                         $57,263            $46,486             $33,766               $137,515

      Incentive Bonus                        70,679             17,381               7,466                 95,526

      Payroll Taxes and Benefits             13,230              7,684               7,511                 28,425
                                     -----------------    ----------------    -----------------   ------------------
      Total Salaries and Related
            Expenses                       $141,172            $71,551             $48,743               $261,466
                                     =================    ================    =================   ==================

      Average      Number     of              6,302              4,500                1,920                12,722
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
      Employees

 ---- --------------------------- -- ----------------- -- ---------------- -- ----------------- - ------------------

    The amount of salaries increased during the quarter ended May 31, 2001 as compared to the quarter ended
May 31, 2000 primarily due to an increase within the institutional  businesses due to a larger servicing  portfolio.  Incentive bonuses earned during the quarter ended May 31, 2001  increased  primarily due to an increase in  production  volume,  additional  commissioned sales personnel in the Consumer Origination Segment and increased trading activity in the Capital Markets Segment.

    Occupancy  and other office  expenses for the quarter  ended May 31, 2001  increased  to $90.2  million from $66.5  million for the quarter ended May 31, 2000.  This was primarily due to higher loan  production  combined with the growth in the Company's  non-mortgage banking activities.

    Marketing expenses for the quarter ended May 31, 2001 decreased 21% to $15.6 million as compared to
$19.8 million for the quarter ended May 31, 2000, the bulk of the reduction coming from the Consumer Mortgage Originations Segment.

    Insurance net losses are attributable to insurance claims in the B2B Insurance Segment.  Insurance losses were
$34.7 million, 35% of B2B Insurance revenues,  for the quarter ended May 31, 2001 as compared to $25.6 million,  37.5% of B2B Insurance revenues,  for the quarter  ended May 31, 2000.  The level of losses  recognized  in a period is dependent on many  factors,  a primary driver being the occurrence of natural disasters.

    Other operating expenses were $86.2 million for the quarter ended May 31, 2001 as compared to $60.2 million for the quarter  ended May 31,  2000.  This  increase  was  primarily  due to higher loan  production  combined  with growth in the B2B insurance segment.

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

    As part of its interest rate risk management  process,  the Company  performs  various  sensitivity  analyses that quantify the net financial  impact of changes in interest rates on its interest  rate-sensitive  assets,  liabilities  and  commitments.  These analyses incorporate  scenarios including selected  hypothetical  (instantaneous)  parallel and non-parallel shifts in the yield curve.  Various modeling  techniques  are employed to value the  financial  instruments.  For  mortgages,  MBS and MBS forward  contracts  and CMOs, an option-adjusted  spread  ("OAS")  model is used.  The primary  assumptions  used in this model are the  implied  market  volatility  of interest rates and prepayment  speeds.  For options and interest rate floors, an option-pricing  model is used. The primary  assumption used in this model is implied market  volatility of interest rates.  MSRs and residual  interests are valued using discounted cash flow models. The primary assumptions used in these models are prepayment rates, discount rates and credit losses.

    Utilizing the sensitivity  analyses  described above, as of May 31, 2001, the Company estimates that a permanent 0.50% reduction in interest rates,  all else being  constant,  would result in a $82.4 million  after-tax loss related to its other financial  instruments and MSRs and there would be no loss related to its trading  securities.  As of May 31, 2001, the Company  estimates that this after-tax loss of $82.4 million is the largest such loss that would occur within the range of reasonably  possible  interest rate changes.  These sensitivity  analyses are limited by the fact that they are  performed at a  particular  point in time,  are subject to the accuracy of various assumptions used including prepayment  forecasts,  and do not incorporate other factors that would impact the Company's overall financial performance in such a scenario. Consequently, the preceding estimates should not be viewed as a forecast.

    An additional,  albeit less  significant,  market risk facing the Company is foreign  currency risk. The Company has issued foreign currency-denominated  medium-term  notes.  The Company  manages the foreign  currency risk associated  with such  medium-term  notes by entering into currency  swaps.  The terms of the currency swaps  effectively  translate the foreign  currency  denominated  medium-term notes into U.S.  dollars,  thereby  eliminating  the  associated  foreign  currency  risk  (subject to the  performance  of the various counterparties to the currency swaps). As a result,  potential  changes in the exchange rates of foreign  currencies  denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.
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

Cash Flows

    Operating  Activities.  In the three months ended May 31, 2001, the Company's operating  activities used cash of approximately $2.6 billion on a  short-term  basis  primarily  to support an  increase in mortgage  loan  inventory,  trading  securities  and  securities purchased under agreements to resale.  In the three months ended May 31, 2000,  operating  activities used cash of  approximately  $1.9 billion.

    Investing  Activities.  The primary investing  activity for which cash was used by the Company was the investment in MSRs. Net cash used by investing activities was $0.04 billion for the three months ended May 31, 2001 and
$0.4 billion for the three months ended May 31, 2000.

    Financing Activities. Net cash provided by financing activities amounted to $2.7 billion for the three months ended
May 31, 2001 and $2.4  billion for the three  months  ended May 31,  2000.  The  increase in cash flow from  financing  activities  was primarily used to fund the change in the Company's trading securities, and increase in mortgage loan inventory.

Prospective Trends

Applications and Pipeline of Loans in Process

    For the month ended June 30, 2001, the Company received new loan applications at an average daily rate of $737 million.  As of June
30, 2001, the Company's  pipeline of loans in process was $18.7 billion.  This compares to a daily application rate for the month ended
June 30,  2000 of $361  million and a pipeline of loans in process as of June 30,  2000 of $9.5  billion.  The size of the  pipeline is generally an indication of the level of near-term future  fundings,  as historically 43% to 77% of the pipeline of loans in process has funded.  In addition, the Company's LOCK `N SHOP(R)Pipeline as of
June 30, 2001 was $2.2 billion and as of June 30, 2000 was $3.5 billion.  Future  application levels and loan fundings are dependent on numerous factors,  including the level of demand for mortgage loans, the level of competition in the market,  the direction of mortgage rates, seasonal factors and general economic conditions.

Market Factors

      Loan  production  increased  110% from the quarter  ended May 31, 2000 to the  quarter  ended May 31,  2001.  This  increase  was primarily  due to two factors.  First,  mortgage  interest  rates were lower in the quarter  ended May 31, 2001,  resulting in a strong refinance mortgage market.  Second, home purchase activity was stronger in the quarter ended
May 31, 2001, than in the quarter ended May 31, 2000.

    The prepayment  rate in the servicing  portfolio  increased from 9% for the quarter ended May 31, 2000 to 29% for the quarter ended
May 31, 2001.

    The  Company's  California  mortgage  loan  production  (as measured by  principal  balance)  constituted  25% and 20% of its total production  during the quarters  ended May 31, 2001 and May 31, 2000,  respectively.  Some regions in which the Company  operates  have experienced  slower economic growth,  and real estate  financing  activity in these regions has been impacted  negatively.  The Company has striven to diversify its mortgage banking activities geographically to mitigate such effects.

    The delinquency rate in the Company's servicing portfolio, excluding sub-servicing, increased to 4.39% at
May 31, 2001 from 4.12% as of May 31, 2000.  This increase was  primarily  the result of changes in portfolio mix and aging.  Sub-prime loans (which tend to experience higher  delinquency rates than prime loans)  represented  approximately 7% of the total portfolio as of
May 31,  2001,  up from 5% as of May 31,  2000.  In  addition,  the  weighted  average  age of the FHA and VA  loans  in the  portfolio increased  to 36 months at May 31, 2001 from 32 months in May 31,  2000.  Delinquency  rates tend to increase as loans age,  reaching a peak at three to five years of age.  Related late charge  income has  historically  been  sufficient  to offset  incremental  servicing expenses resulting from increased loan delinquencies.

     The percentage of loans in the Company's servicing portfolio, excluding sub-servicing,  that are in foreclosure increased to 0.45%
as of May  31,  2001  from  0.35%  as of May 31,  2000.  Because  the  Company  services  substantially  all  conventional  loans  on a non-recourse  basis,  related credit losses are generally the responsibility of the investor or insurer and not the Company.  While the
Company does not generally  retain credit risk with respect to the prime credit  quality first  mortgage  loans it sells,  it does have potential  liability  under  representations  and warranties  made to purchasers and insurers of the loans. In the event of a breach of these  representations  and  warranties,  the Company may be required to  repurchase  a mortgage  loan and any  subsequent  loss on the mortgage  loan may be borne by the  Company.  Similarly,  government  loans  serviced by the Company  (21% of the  Company's  servicing portfolio  as of May 31,  2001) are  insured  by the  Federal  Housing  Administration  or  partially  guaranteed  against  loss by the
Department of Veterans  Administration.  The Company is exposed to credit losses to the extent that the partial  guarantee  provided by the Department of Veterans  Administration  is inadequate to cover the total credit losses  incurred.  The Company  retains credit risk on the home equity and sub-prime loans it securitizes,  through retention of a subordinated  interest or through a corporate  guarantee of losses up to negotiated  maximum amount.  As of May 31, 2001, the Company had investments in such subordinated  interests  amounting to $705.6 million and had reserves amounting to $74.0 million related to the corporate guarantees.

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

Implementation of New Accounting Standard

    The Company  adopted FAS 133 on March 1, 2001. At the date of adoption,  the Company  recorded  certain  transition  adjustments as required  by FAS 133.  There  was no  impact  on net  income as a result of such  transition  adjustments.  However,  such  adjustments resulted in the following impact on the Company's balance sheet (in millions).

    Decrease in fair value of derivatives classified as assets                     ($93.7)
    Increase  in  fair  value  of   derivatives   classified  as                  ($107.2)
liabilities
    Decrease in book value of hedged borrowings                                    $107.2
    Increase in book value of MSRs                                                  $81.7
    Increase in book value of inventory and other assets                            $12.0

    In September 2000, the FASB issued Statement No. 140 (FAS 140),  Accounting for the Transfers and Servicing of Financial Assets and
Extinguishments  of Liabilities,  which replaces FAS 125 (of the same title).  FAS 140 revises certain  standards in the accounting for securitizations  and other  transfers of financial  assets and collateral,  and requires some  disclosures  relating to  securitization transactions  and collateral,  but it carries over most of FAS 125's  provisions.  The collateral and disclosure  provisions of FAS 140 were included in the February 28, 2001  financial  statements.  All other  provisions of this  Statement were adopted on April 1, 2001, as required by the statement. The adoption of this statement did not have a material impact on the Company.

                                                      PART II. OTHER INFORMATION

Item 6.  Exhibits

(a)               Exhibits

10.22      First Amendment to the 2000 Stock Option Plan of the Company

10.28      Form of Director Emeritus Agreement adopted by the Board of Directors of The Company on May 10,

10.35      Employment Agreement by and between The Company and Angelo R. Mozilo Effect March 1, 2001

12.1       Computation of the Ratio of Earnings to Fixed Charges

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   COUNTRYWIDE CREDIT INDUSTRIES, INC.
                                                             (Registrant)

        DATE:      July 13, 2001                          /s/  Stanford L. Kurland
                                                        --------------------------------------
                                                        Executive Managing Director and
                                                        Chief Operating Officer

        DATE:       July 13, 2001                         /s/  Carlos M. Garcia
                                                        --------------------------------------
                                                        Senior Managing Director; Finance,
                                                        Chief Financial Officer (Principal
                                                        Financial Officer)

                                                                                                                            EP:161023.1

                                                                                                                            EP:161023.1

                                                            FIRST AMENDMENT
                                                                  TO
                                                        2000 STOCK OPTION PLAN
                                                                  OF
                                                  COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                                              APPENDIX 1

                                                          UNITED KINGDOM PART

                                                              APPENDIX I

This Appendix constitutes the UK Part of the Countrywide Credit Industries, Inc 2000 Stock Option Plan.  The Terms of the UK Part are
as follows:

                                                               SECTION A

         INTERPRETATION

(1)      The following words and expressions have the following meanings except where the context otherwise requires:-

         "Acquisition Price"                         the price, as determined by the Committee, at which each Share subject to an
                                                     Option may be acquired on the exercise of that Option which must not be less than the Fair Market Value of a Share at the Date of Grant and, if the Option
                                                     relates to unissued Shares, its nominal value, if greater.

                                                     The Acquisition Price may be varied under Section 10 (if there is a variation in share capital of the Company) and, if Section 12 has been applied (if there is an exchange of options following a change of control of the Company or the compulsory purchase of a minority interest), the "Acquisition Price" shall be the price for the acquisition of a share in the company whose shares are subject to Options pursuant to Section 12;

         "Approval"                                  approval of Section A as a share option scheme under Schedule 9 of ICTA 1988;

         "Date of Grant"                             the date on which an Option is granted under Section 3;

         "Employment"                                employment as

                                                      (a)     an employee of the Company or a Subsidiary; or

                                                      (b)     a director of the Company or a Subsidiary who is required to devote substantially the whole of his working time, not being less than 25 hours per week, excluding meal breaks to the performance of his duties;

         "Group"  the Company and its Subsidiaries;

         "ICTA 1988"                                 Income and Corporation Taxes Act 1988;

         "Issue or Reorganisation"                   any variation in the capital of the Company arising from or in connection with a capitalisation issue (whether made pursuant to an enhanced scrip dividend arrangement or otherwise) or an offer to the holders of Shares  or a subdivision, consolidation, reduction or other variation of share capital;

         "Participant"                               any individual who has been granted an Option including, if relevant, his legal personal representatives;

         "Revenue Limit"                       (pound)30,000 or such other amount as may from time to time be the appropriate limit of the purpose of paragraph 28(1) of Schedule 9;

         "Schedule 9"                                Schedule 9 to the ICTA 1988;

         "Share"                                     an ordinary share in the capital of the Company;

(2)      Other words or expressions, so far as not inconsistent with the context, shall have the same meaning as in Schedule 9.

(3)      Words importing the singular shall include the plural and vice versa and words importing the masculine shall include the feminine.

(4)      Any reference, express or implied, to an enactment includes references to:

         (a)      that enactment as amended, extended or applied by or under any other enactment; and

         (b)      any enactment which that enactment re-enacts (with or without modification).

         ELIGIBILITY
(1)      No person is entitled as of right to participate in the UK Part of the Plan.  The Committee may extend participation from time to time to any person holding Employment and shall decide the extent of the participation.

(2)      No person shall be granted an Option if he is precluded from participating in the UK Part of the Plan by paragraph 8 of
         Schedule 9.

         GRANT OF OPTIONS
(1)      The Committee may adopt any procedure for granting or procuring the grant of Options.  The form for the time being of any
         Option certificate or other document shall be determined by the Committee subject to the approval of the Inland Revenue.

(2)      Options may be granted by deed.  A single deed of grant may be executed in favour of any number of persons.

(3)      The Date of Grant of an Option shall be the day on which the deed granting the Option is executed, or such later date as may be specified in the deed.

(4)      An Optionee may, with the consent of the Committee, renounce the Option, in whole or in part, within 30 days of the Date of
         Grant and, to the extent renounced, the Option shall be treated as if it had never been granted.

(5)      No Option may be granted under Section A until Approval has been obtained.

(6)      As soon as practicable after an Option has been granted an Option certificate shall be sent to the Participant.  The deed of grant shall be retained and may be inspected by any Participant entitled under it.

(7)      An Option shall constitute a contract between the Company and the Participant incorporating the provisions of the Plan so far as relevant.

                  PROHIBITION ON ASSIGNMENT
         No Option granted under the Plan may be transferred, assigned, charged or otherwise alienated (without prejudice to any right of a person's legal personal representatives to exercise the Option following death).

         LIMIT ON ISSUE OF NEW SHARES
         The total number of Shares that may be issued under the Plan, including the UK Part, shall not exceed the number set forth in the Plan.  In the event of an Issue or Reorganisation, this number of Shares may be adjusted in such manner as the
         Committee decides.

6.  Limit on Participation
(1)      The aggregate market value of Shares which an Optionee may acquire in pursuance of rights obtained under the Scheme or under any other share option scheme approved under Schedule 9 (other than a savings related share option scheme) established by the Company or by any associated company (within the meaning of Section 187(2) of ICTA 1988) of the Company (and not
         exercised), such aggregate market value being determined at the time the rights are obtained, shall not exceed the Revenue
         Limit.

(2)      For the avoidance of doubt, the number of Shares in any Option shall, where necessary, be limited and take effect as that number which ensures that the Revenue Limit is not exceeded.

7.  EXERCISE OF OPTION
(1)      Subject to Section 7(3) and (4), an Option shall be capable of being exercised, unless the Option has lapsed, at any time following the earliest of:

         (a)      the third anniversary of the Date of Grant;

         (b)      the Optionee ceasing to be in Employment by reason of disability, redundancy (within the meaning of the Employment
                  Rights Act 1996) and retirement at any age at which the Optionee is bound to retire in accordance with the terms of his contract of employment;

         (c)      the Optionee ceasing to be in Employment by reason of the Subsidiary by which he is employed ceasing to be within the Group or by reason of the transfer or sale of the undertaking or part of the undertaking in which he is employed to a person who is not within the Group;

         (d)      the occurrence of the circumstances permitting the exercise of Options specified in Section 12.

(2)      An Option shall, unless the Option has lapsed, be capable of being exercised following the Optionee's death.

(3)      An Option may not be exercised by an Optionee at any time when he is ineligible to participate in the Scheme by virtue of paragraph 8 of Schedule 9.

(4)      An Optionee shall not be eligible to exercise an Option at any time when he is not eligible to participate in the Plan by virtue of paragraph 8 of Schedule 9.

(5)      An Optionee shall not be treated for the purposes of Sections 7, 8, or 9 as ceasing to be in Employment until such time as he is no longer a director or employee of any company within the Group and a female Participant who ceases Employment by reason of pregnancy or confinement and who is entitled to exercise and subsequently exercises her statutory right (or any corresponding contractual right) to return to work before exercising an Option shall be treated for those purposes as not ceasing to be in Employment.

8.  LAPSE OF OPTION
         Unless provided otherwise elsewhere in the Sections, an Option shall lapse to the extent that it has not been exercised
         (whether or not it became exercisable) by the earliest of:

         (a)      the tenth anniversary of the Date of Grant;

         (b)      the expiry of twelve months from the date on which the Optionee ceases to he in Employment by reason of death, disability, redundancy (within the meaning of the Employment Rights Act 1996) and retirement at any age of which the
                  Optionee is bound to retire in accordance with the terms of his contract of employment;

         (c)      the expiry of six months from the date on which the Optionee ceases to be in Employment by reason of the Subsidiary by which he is employed ceasing to be within the Group or the transfer or sale of the undertaking or part of the undertaking in which he is employed to a person who is not within the Group;

         (d)      the date on which the Optionee ceases to be in Employment by reason of Cause.

         (e)      the expiry of three months from the date on which the Optionee ceases to be in Employment in any circumstances other than those referred to in sub-paragraphs (b), (c) and (d) of this paragraph ;

         (f)      the date on which an Optionee enters into a composition with his creditors in satisfaction of his debts or a bankruptcy order is made against him.

9.  CESSATION OF EMPLOYMENT - SPECIAL CIRCUMSTANCES
         If an Option would lapse at the end of any period specified in Section 7 following the cessation of the Participant's
         Employment the Committee may, at least three months prior to the end of that period, defer the lapse of his Option until the end of such longer period as it may determine, provided that Options shall not be exercisable after the tenth anniversary of the Date of Grant.

10. MANNER OF EXERCISE AND ISSUE OR TRANSFER OF SHARES
(1)      An Option may be exercised by the Participant giving notice of exercise in a form approved by the Committee to the Company accompanied by the relevant option certificate and payment of the total Acquisition Price of the Shares in respect of which the Option is exercised.

(2)      An Option may be exercised in whole or in part and, in the event of an Option being exercised in part the Committee may call in or cancel any outstanding option certificate and furnish the Participant with details of the date on which the Option was last exercised and the number of Shares outstanding under the Option.  The Committee may determine at the Date of Grant that the Option may only be exercised in respect of a reasonable minimum number of Shares and/or in respect of a multiple of any round number of Shares, or in respect of the balance of Shares outstanding in the Option.

(3)      Shares in respect of which the Option has been exercised shall be allotted or transferred within 30 days of the date of exercise.

(4)      Shares issued under the Plan will rank pari passu in all respects with issued Shares of the same class.  However, they will not be entitled to any rights attaching to Shares by reference to a record date prior to the date of allotment of Shares pursuant to the exercise of the Option prior to the date of exercise of the Option

11. ISSUE OR REORGANISATION
(1)      In the event of any Issue or Reorganisation:

         (a)      the number of Shares comprised in an Option; and/or

         (b)      the Acquisition Price under an Option

         may be adjusted in such manner as the Committee decides, with the prior approved of the Inland Revenue.

(2)      If an Option relates to unissued Shares an adjustment under paragraph (1) above may reduce or further reduce the Acquisition
         Price below the nominal value of a Share if:

         (a)      a part of the reserves of the Company equal to the difference between the adjusted Acquisition Price and the nominal value of the Shares concerned ("Relevant Amount") is capitalised when the Option is exercised so as to pay up the
                  Relevant Amount; and

         (b)      the Company has sufficient reserves available.

(3)      The Committee may notify Participants of any adjustments made under this Section 11 and may call in, cancel, endorse, issue or reissue any option certificate or deed of grant following an adjustment.

12. TAKEOVER, RECONSTRUCTION AND voluntary winding-up of the company
(1)      Upon the occurrence of a Corporate Change an Optionee may, subject to the provisions of Section 8, be entitled to exercise his Option.

(2)      For the purposes of Options granted under this Part, the word "merger" in the Plan shall mean a transaction whereby any company:

         (a)      obtains Control (as defined for the purposes of this Section 23 in Section 840 of ICTA) of the Company as a result of making:

                  (i)      a general offer to acquire the whole of the issued share capital of the Company which is made on a condition such that if it is satisfied the person making the offer will have Control of the Company; or

                  (ii)     a general offer to acquire all the shares in the Company which are of the same class as the Plan shares; or

         (b)      obtains Control of the Company in pursuance of a compromise or arrangement under local law similar to Section 425 of the Companies Act 1985 (schemes of arrangement); or

         (c)      becomes bound or entitled to acquire Shares under local law similar to Sections 428 to 430F of the Companies Act
                  1985 (compulsory purchase of minority interests).

13. AMENDMENT to Plan Sections and additional sections
(1)      Subject to paragraph (3) and (4) below the Committee may by resolution at any time amend this Part in any respect except that any amendment made when the Scheme is approved under Schedule 9 shall not have effect until approved by the Inland
         Revenue.

(2)      No amendment shall be made under paragraph (1) which would abrogate or materially affect adversely the subsisting rights of an Optionee unless it is made with his written consent or by a resolution passed as if the Options constituted a separate class of share capital and the provisions of the By-laws of the Company.

(3)      No amendment to the advantage of Optionees (except for an amendment which could be included in an additional section adopted under paragraph (2) above) may be made to:

         (a)      the persons to whom Options may be granted under the Plan;

         (b)      the limitations on the number of Shares which may be issued under the Plan;

         (c)      the determination of the Acquisition Price;

         (d)      the rights of Optionees in the event of an Issue or Reorganisation;

         (e)      the terms of this paragraph 13(3);

         without the prior approval by ordinary resolution of the Company in general meeting except in the case of a minor amendment to benefit the administration of this Plan, to take account of a change in legislation or to obtain or maintain favourable tax, exchange control or regulatory treatment for participants in the Plan, the Company, or any subsidiary.

                                                   - 11 -

                                                                                                 Error! Unknown document property name.
                                                                  SECTION B

1.       Subject as specified below, this Section shall incorporate all the provisions of Section A set out above.

2.       This Section shall not be approved by the Inland Revenue under Schedule 9 to the Income and Corporation Taxes Act 1988.
         Accordingly, the definitions of "Approval", "Revenue Limit" and "Schedule 9" shall not apply and references in Section A to these definitions and, in particular, Rule 7(1) shall have no effect, and any provision which would otherwise require Inland
         Revenue approval to be obtained or which is otherwise referable solely to Inland Revenue requirements shall not apply.

3.       Notwithstanding any provision of Section A, an Option granted under Section B shall lapse to the extent that it has not been exercised (whether or not it became exercisable) or cancelled on the expiry of ten years following the Date of Grant.

4.       The Committee shall designate whether an Option is granted under Section A or B.

5.       The Committee may determine that any Option granted under Section B shall be subject to additional and/or modified terms and conditions, having regard to any securities, exchange control or taxation laws, regulations or practice which may have application to the Optionee, Company or any Subsidiary.  In particular the Committee may:

         (1)      require an Optionee to make such declarations and take such other action (if any) as may be required under, or as may be expedient or desirable for any purpose of, securities, tax or other law; and

         (2)      adopt supplemental rules governing the granting of Options to, and the exercise of Options by, an Optionee as may be required under, or as may be expedient or desirable for any purpose of, local securities, tax or other law,

         but any modification and/or the adoption of supplemental rules shall be subject to Rule (13(2)) of Section A.

 6.      (1)      Each Option granted under this Section B is subject to the condition that an exercise of the Option shall not be valid unless the Participant has, in addition to complying with the other requirements of this Section B, paid to the member of the Group which is (or, in the case of an Optionee no longer employed by the
                  Group, was) his employer, or otherwise provided for (in a manner satisfactory to that member of the Group), an amount equal to the income tax and/or primary Class 1 National Insurance Contributions, if appropriate (or local equivalent in jurisdictions other than the United Kingdom) which any member of the Group may be required to pay by reason of that exercise.

         (2)      Without limitation to (1) above, the Company, any member of the Group which is an Optionee's employer may withhold any amount and make such arrangements as it considers necessary to meet any liability of the Optionee to taxation or social security contributions in respect of the grant, exercise or cancellation of options (or otherwise from benefits delivered under this Scheme).  These arrangements may include the sale of any shares on behalf of an
                  Optionee, unless the Optionee discharges the liability himself.

         (3)      The grant of the option constitutes the agreement of the Optionee:

                  (i)      to allow the employer to recover (whether by deduction or otherwise) the whole of any secondary class I national insurance contributions payable in respect of a gain that is treated as remuneration derived from the Participant's employment by virtue of section 4(4)(a) of the Social Security and Benefits Act 1992,
                           such agreement being an agreement for the purpose of paragraph 3A(2) of Schedule 1 to that Act; and

                  (ii)     to make and join in the making at any time if the Company so requests, of an election under paragraph 3B(1)
                           of Schedule 1 to that Act,

                  and the grant of the option irrevocably constitutes the Company as the attorney of the Participant, by way of security, for its purposes of the Powers of Attorney Act 1971 for the purpose of making and joining in any such election.

                                                     COUNTRYWIDE CREDIT INDUSTRIES

DIRECTOR EMERITUS AGREEMENT

Director Emeritus  Agreement (the  "Agreement"),  dated as of  [____________] by and between  Countrywide  Credit  Industries,  Inc., a
Delaware corporation (the "Company"), and [_____] (the "Director Emeritus").

     WHEREAS,  at a meeting of the Board of Directors of the Company (the  "Board")  duly held on February 11, 1987,  the Board adopted resolutions  authorizing  the  creation of a Director  Emeritus  position  for  directors of the Company who no longer serve as an active member of the Board;

     WHEREAS,  at a meeting of the Board duly held on May 10, 2001, the Board adopted  resolutions  setting forth revised  criteria for the position of Director Emeritus;

         WHEREAS,  Director  Emeritus has separated from active  membership on the Board and desires to be appointed to the position of
Director Emeritus; and

         WHEREAS,  the  Company  desires to appoint the  Director  Emeritus  to the  position of Director  Emeritus in order to receive valuable advisor and consultation services from the Director Emeritus.

         NOW,  THEREFORE,  in  consideration of the mutual covenants  contained herein and other good and valuable  consideration,  the parties hereto agree as follows:

         1.       Appointment of Director Emeritus.  The Company  hereby  appoints the  Director  Emeritus,  and the Director  Emeritus
consents to [his][her] appointment, to the position of Director Emeritus.

         2.       Duties.           The Director  Emeritus  hereby  covenants  and agrees to make  [himself][herself]  available to the
Company and its  subsidiaries  on policy  matters with respect to the business and affairs of the Company and its  subsidiaries  as the
Board or senior management of the Company may reasonably  request from time to time, and to attend meetings as reasonably  requested by the Company at  mutually  convenient  times and places to provide  advice and  consultation  on such  business  matters as the Board or senior  management of the Company may  determine;  provided,  however,  that the Director  Emeritus will not be required to devote more than five hours per month. In this regard,  the Company shall provide the Director  Emeritus  reasonable  notice of such obligation and the Director  Emeritus  shall have the right to reschedule  commitments to the Company to accommodate  the  requirements  of [his][her]
outside  interests  provided that the Director  Emeritus gives the Company  reasonable  notice of such  intention to  reschedule.  Such services shall be rendered on a  non-exclusive  basis and the Director  Emeritus shall have the right during the term of this Agreement to perform consulting  services or services as an employee,  officer or director for such other entities or persons as he shall desire;
provided that such services do not cause the Director Emeritus to violate the covenants contained in Section 3 hereof.

         3.       Restrictive Covenants.             Director  Emeritus  further  covenants  and  agrees  that  during the term of this
Agreement,  [he][she] will maintain strict  confidentiality  covering those affairs of the Company that a representative of the Company designates  to  Director  Emeritus  as  confidential,  and  absent  such a  written  designation,  Director  Emeritus  may  assume  any communications  between the Company and the Director  Emeritus are not to be deemed as  confidential.  Director  Emeritus  will refrain from entering into an employment or consulting  arrangement  with, and from  supplying any  information or materials to, any direct and indirect  competitor of the Company or its  subsidiaries.  In the event the Director Emeritus is not certain whether an enterprise is a direct or indirect  competitor of the Company or any of its  subsidiaries,  [he][she]  shall promptly notify the Company's Board of the name of such enterprise, and the Company's determination shall be binding and conclusive.

         4.       Compensation.     In return for [his][her] being bound by this Agreement,  the Director Emeritus shall be entitled to the benefits  afforded to a Director  Emeritus under (a) the Company's stock option  program,  and (b) the Company's  medical  program.
Restricted  stock granted to the Director  Emeritus prior to the date of this Agreement  shall continue to vest in accordance  with its terms as though  [he][she]  remains as an active  member of the Board.  In  addition,  the Company  shall  provide for a payment to the
Director  Emeritus,  if requested to attend,  and does attend,  a meeting of the Board, in an amount not less than the then-current per meeting fee payable to non-employee  directors of the Company for attending  meetings of the Board,  plus reasonable  expenses incurred in connection with such attendance.

         5.       Term of Agreement.                 The term of this  Agreement  is for the life of the  Director  Emeritus.  However, the Director  Emeritus may terminate  this  Agreement at any time upon 30 days written  notice to the Company in which event the duties and restrictions of Sections 2 and 3 hereof shall terminate at the expiration of the 30-day notice period.

         6.       Independent Contractor.            The  Director  Emeritus  shall  act and  perform  at all  times as an  independent contractor  under this  Agreement,  and nothing  contained in this  Agreement  shall be considered or applied as to create or imply the relationship of partners,  of agency,  of joint ventures or of employer and employee  between the parties hereto.  Other than as stated
herein, the Director Emeritus shall not be eligible to participate in any existing or future employee benefit plans of the Company.

         7.       Severability.     If any term or provision of this Agreement shall, to any extent, be invalid or  unenforceable,  the remainder of this Agreement shall not be affected  thereby,  and each provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.

         8.       Entire Agreement. It is understood  and agreed that this  Agreement  expresses  the complete and final  understanding between  the parties  hereto,  and that this  Agreement  may not be changed or modified  except by written  agreement  executed by both parties hereto.

     9.           Successors and Assigns.                              This  Agreement  shall be binding  upon and inure to the  benefit of the successors  of the Company and its assigns.  This  Agreement  shall not be assignable by the Director  Emeritus,  and any attempted  assignment shall render this Agreement null and void.

     10.          Governing Law.    This Agreement shall be construed, interpreted and governed by the law of the State of California.

     11.          Notices.          Any notice  required or permitted to be given  hereunder  shall be  sufficient  if in writing,  delivery by first class mail or by courier, and shall be deemed to have been duly given when sent:

                                    If to the Company, to:

                                    Countrywide Credit Industries, Inc.
                                    4500 Park Granada, MS:  CH-11
                                    Calabasas, California  91302
                                    Attn:  General Counsel

                                    If to the Director Emeritus, to:

or to such other address as either party may specify in writing to the other party.

     12.          Arbitration.      Any  controversy or claim arising out of, or relating to, this Agreement or the breach  thereof,  including but not limited as to whether any  enterprise is a competitor of the Company  under  Section 3, shall be settled by  arbitration  in accordance with the rules then obtaining the American  Arbitration  Association,  and judgement upon the award rendered may be entered in any court having jurisdiction thereof.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year written above.

                                            COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                            By:
                                                     Angelo R. Mozilo
                                                     Chairman

                                            DIRECTOR EMERITUS

                                                              [Insert Name]

S:\lois\Jerry\Director Emeritus Agreement.doc
                                                         EMPLOYMENT AGREEMENT

         THIS EMPLOYMENT AGREEMENT (the "Agreement") is entered into as of  March 1, 2001 by and between Countrywide Credit
Industries, Inc., a Delaware corporation ("Employer"), and Angelo R. Mozilo ("Officer").

                                                         W I T N E S S E T H:

         WHEREAS, Officer currently holds the offices of Chairman of the Board of Directors, President and Chief Executive Officer of
Employer;

         WHEREAS, Employer desires to obtain the benefit of continued services of Officer and Officer desires to continue to render services to Employer;

         WHEREAS, the Board of Directors of Employer (the "Board") has determined that it is in Employer's best interest and that of its stockholders to recognize the substantial contribution that Officer has made and is expected to continue to make to Employer's business and to retain his services in the future;

         WHEREAS, Employer and Officer set forth the terms and conditions of Officer's employment with Employer under an employment agreement entered into as of March 1, 1991 (the "Original Agreement");

         WHEREAS, Employer and Officer entered into Amendment No. 1 to Employment Agreement as of November 5, 1992 , entered into
Amendment No. 2 to Employment Agreement as of November 10, 1992, entered into a Restated Employment Agreement as of February 2, 1993, entered into a Second Restated Employment Agreement as of March 26, 1996, as amended by Amendment No. 1 to Employment Agreement dated as of July 25, 1997 and Amendment No. 2 to Employment Agreement dated as of February 4, 1998, entered into a Third Restated
Employment Agreement, as of March 1, 2000 and entered into a Fourth Restated Employment Agreement as of September 11, 2000 (the
"Fourth Restated Agreement"); and

         WHEREAS, Employer and Officer desire to set forth the continued terms and conditions of Officer's employment with Employer under this Agreement.

         NOW, THEREFORE, in consideration of the mutual promises and covenants herein contained, the parties hereto agree as follows:

         1.       Term.  Employer agrees to employ Officer and Officer agrees to serve Employer, in accordance with the terms hereof, for a term beginning on March 1, 2001 and ending on February 28, 2006 (the "Expiration Date"), unless earlier terminated in accordance with the provisions hereof (the "Termination Date").  From and after the Termination Date, Officer shall cease to be an employee and officer of Employer and all of its affiliates and Employer shall, in the case of termination of Officer's employment pursuant to Section 6(c) or 6(e), retain Officer as, and Officer shall serve Employer as, an independent consultant in accordance with the terms of the form of consulting agreement attached hereto as Appendix B (the "Consulting Agreement") which shall hereby be deemed executed by the Employer and Officer upon the applicable Termination Date.

         2.       Specific Position; Duties and Responsibilities.  Employer and Officer hereby agree that, subject to the provisions of this Agreement, Employer will employ Officer and Officer will serve Employer and its subsidiaries as Chairman of the Board,
President and Chief Executive Officer of Employer.  Employer agrees that Officer's duties hereunder shall be the usual and customary duties of the offices of Chairman of the Board, President and Chief Executive Officer and such further duties consistent therewith as may be designated from time to time by the Board and shall not be inconsistent with the provisions of the charter documents of
Employer or applicable law.  Officer shall have such executive power and authority as shall reasonably be required to enable him to discharge his duties in the offices that he may hold.  All compensation paid to Officer by Employer or any of its subsidiaries shall be aggregated in determining whether Officer has received the benefits provided for herein.

         3.       Scope of this Agreement and Outside Affiliations.  During the term of this Agreement, Officer shall devote his full business time and energy, except as expressly provided below, to the business, affairs and interests of Employer and its subsidiaries, and matters related thereto.  Officer agrees that he will endeavor to promote the business, affairs and interests of
Employer and its subsidiaries and perform services contemplated hereby in accordance with the policies established by the Board, which policies shall be consistent with this Agreement.  Officer agrees to serve in the capacity of chief executive officer for one or more (direct or indirect) subsidiaries of Employer as the Board may from time to time request, subject to appropriate authorization by the subsidiary or subsidiaries involved and any limitation under applicable law.  Officer agrees that the remuneration provided for in this Agreement shall be in full satisfaction of any and all of the services contemplated to be provided by Officer under this Agreement including, without limitation, those described in the preceding sentence.  Officer's failure to discharge an order or perform a function because Officer reasonably and in good faith believes such would violate a law or regulation or be dishonest shall not be deemed a breach by him of his obligations or duties pursuant to any of the provisions of this Agreement, including without limitation pursuant to Section 6(d) hereof.

         During the course of Officer's employment as a full-time officer hereunder, Officer shall not, without the consent of the
Board, compete, directly or indirectly, with Employer in the businesses then conducted by Employer.

         Officer may serve as a director or in any other capacity of any business enterprise, including an enterprise whose activities may involve or relate to the business of Employer, provided that such service is expressly approved by the Board.  Officer may, without seeking or obtaining approval by the Board, (i) make and manage personal business investments of his choice; and (ii)
serve in any capacity with any civic, educational or charitable organization, or any governmental entity or trade association.

         4.       Compensation and Benefits.

                  (a)      Base Salary.  Employer shall pay to Officer a base salary in the 2002 Fiscal Year of Employer or portion thereof at the annual rate of $1,750,000; and on March 1 of each Fiscal Year of Employer or portion thereof during the term of this
Agreement following Employer's 2002 Fiscal Year, Officer's base salary shall be increased for such Fiscal Year or portion thereof by an amount determined by the Compensation Committee prior to the beginning of the Fiscal Year as to which the increased base salary is to be paid, provided that such annual increase shall not be less than $200,000.

                  (b)      Incentive Compensation.  Employer shall pay to Officer for each of the Fiscal Years during the term of this
Agreement an incentive compensation award in the amount of the incentive compensation award paid to Officer for the previous Fiscal
Year, multiplied by a fraction (the "Performance Ratio") the numerator of which is the earnings per share on a diluted basis of
Employer, as reported in the audited Financial Statements included in Employer's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "EPS"), during such current Fiscal Year, and the denominator of which is the EPS for the previous Fiscal
Year (adjusted proportionately in the event Employer (A) declares a stock dividend on its common stock, (B) subdivides its outstanding common stock, (C) combines the outstanding shares of its capital stock into a smaller number of common stocks or (D)
issues any shares of its capital stock in a reclassification of the common stock (including any such reclassification in connection with a consolidation or merger in which Employer is the continuing or surviving corporation)); provided, however, that the
Compensation Committee of the Board (the "Compensation Committee") may reduce the amount of any incentive compensation award in the event there is a substantial distortion in EPS for the Fiscal Year in respect of which the award is being paid resulting from an acquisition, a divestiture, or a change in accounting standards.  Notwithstanding anything to the contrary contained in this
Agreement, in no event shall the Performance Ratio be less than zero.  Employer shall pay the incentive compensation award described in this Section 4(b) for each Fiscal Year or portion thereof, as applicable, as early after the end of such Fiscal Year as practicable but in no event more than 90 days after the end of such Fiscal Year.  In the event Officer's employment hereunder shall terminate, other than pursuant to Section 6(d) below, on or before the last day of any Fiscal Year, Officer or his estate shall be entitled to receive an incentive compensation award for such portion of the Fiscal Year during which Officer was employed hereunder on the same terms as set forth in the foregoing provisions of this Section 4(b) except that it shall be calculated as follows:  The compensation award as otherwise calculated pursuant to the foregoing provisions of this Section 4(b) shall be multiplied by a fraction, the numerator of which is the number of days during the Fiscal Year that Officer was employed hereunder, and the denominator of which is 365.  Notwithstanding anything to the contrary in this Section 4(b), payment of any incentive compensation award hereunder must follow a decision by the Compensation Committee of the Board of Directors to the effect that the requisite performance levels were achieved.

                   (c)     Stock Options.  In consideration of Officer having entered into this Agreement, Employer shall grant to
Officer a stock option in respect of 650,000 shares of Employer's common stock on the date that this Agreement is fully executed.  On
June 1, 2001 and each June 1 thereafter during the term of this Agreement (or on such earlier date following the expiration of a
Fiscal Year of Employer as the Compensation Committee may, from time to time, determine to make option grants), Employer shall also grant to Officer stock options for such number of shares of Employer's common stock as the Compensation Committee in its sole discretion determines, taking into account Officer's and Employer's performance in each of such Fiscal Years and the competitive practices then prevailing regarding the granting of stock options, provided that any such stock option grant shall not be in an amount less than 350,000 shares of Employer's common stock; it being understood that such minimum number of shares shall be adjusted in the case of stock splits and stock splits effected by means of stock dividends to the same extent that the number of shares available for grant under the Countrywide Credit Industries, Inc. 2000 Stock Option Plan (the "2000 Plan") or such other stock option plan or plans as may be or come into effect during the term of this Agreement are adjusted upon such occurrences.  All stock options granted in accordance with this Section 4(c) shall be granted pursuant to the 2000 Plan, or such other stock option plan or plans as may be or come into effect during the term of this Agreement, (i) shall have a per share exercise price equal to the fair market value (as defined in the 2000 Plan or such other plan or plans) of the common stock at the time of grant, (ii) shall vest as to one-third of their respective underlying shares on each anniversary of the date of grant provided Officer is then employed by
Employer or is then serving Employer as a consultant pursuant to the Consulting Agreement, (iii) shall become fully vested in the event of a Change in Control (provided Officer's employment has not earlier terminated or Officer is then serving Employer as a consultant pursuant to the Consulting Agreement) or a termination pursuant to Section 6(a), 6(b), or 6(e) (an "Acceleration Event"),
(iv) shall have a term of ten (10) years and be exercisable to the extent vested for the remainder of such term following an
Acceleration Event or Officer's termination of employment pursuant to Section 6(c) hereof, and (v) shall be subject to other provisions as determined by the Compensation Committee that are not inconsistent with the foregoing.  In the event of a merger, consolidation or reorganization in which Employer is not the surviving corporation or in which it survives as a subsidiary of another corporation or entity (a "Transaction"), and the shares of equity securities of the surviving corporation or entity or parent thereof are publicly traded on a recognized stock exchange or over the counter market, the stock options to be granted pursuant to this
Section 4(c) after the date of the Transaction shall be granted in accordance herewith with respect to securities of the surviving corporation or entity or parent thereof, as applicable, with the number of shares subject to options to be granted to equal the product of (x) the amount of shares subject to the options set forth in this Section 4(c) and (y) a fraction the numerator of which is the per share fair market value of the Employer's securities and the denominator of which is the per share fair market value of the publicly-traded common or ordinary equity securities of the surviving corporation or entity or parent thereof, in each case as of the date of consummation of the Transaction, and to give effect to the intent of the parties as set forth in this Section 4(c).  The stock options granted pursuant to this Section 4(c) shall consist of incentive stock options to the extent permitted by law or regulation.  In order to qualify for any grant pursuant hereto, Officer must be employed by Employer on the last day of the fiscal year to which such grant relates.  From and after the Termination Date, the Officer shall no longer be entitled to receive additional options under this Section 4(c) other than those which were due for previously completed fiscal years.

                  (d)      Additional Benefits.  Except as provided in Section 5 hereof, Officer shall also be entitled to all rights and benefits for which he is otherwise eligible under any bonus plan, stock purchase plan, participation or extra compensation plan, executive compensation plan, pension plan, profit-sharing plan, life and medical insurance policy, second-to-die life insurance coverage, executive medical examination program, executive long-term disability policy, financial planning services program or other plans or benefits, which Employer or its subsidiaries may provide for him, or provided he is eligible to participate therein, for senior officers generally or for employees generally, during the term of this Agreement (collectively, "Additional Benefits").
Except as provided in Section 5 hereof, this Agreement shall not affect the provision of any other compensation, retirement or other benefit program or plan of Employer.

                  (e)      Continuation of Benefits.  If Officer's employment is terminated pursuant to Section 6(a), 6(b) or 6(e)
hereof, Employer shall continue for the period specified in Section 6(a) or 6(b) hereof or three years in the case of a termination pursuant to Section 6(e) hereof (the "Continuation Period"), as the case may be, to provide benefits that are no less favorable in the aggregate than those Additional Benefits (other than qualified pension or profit sharing plan benefits and option, equity or stock appreciation or other incentive plan benefits as distinguished from health, disability and welfare type benefits) which were being provided to the Officer and his dependents and beneficiaries immediately prior to Officer's Termination Date (or in the case of a termination after a Change in Control, those benefits which were being provided immediately preceding the Change in Control), but only to the extent that Officer is not entitled to comparable benefits from other employment.  If Officer's employment is terminated pursuant to Section 6(a), 6(b), 6(c) or 6(e) hereof, Employer shall, from the Expiration Date in the case of a termination pursuant to Section 6(c) or from the end of the Continuation Period in the case of a termination pursuant to Section 6(a), 6(b) or 6(e), provide to Officer and his spouse (or solely to Officer's spouse in the case of a termination pursuant to Section 6(b)) Retiree
Medical Coverage (as hereinafter defined).  For a period of two years after the Termination Date, Employer shall provide the Officer outplacement services at its cost.  As used in this Section 4(e), "Retiree Medical Coverage" shall mean medical insurance coverage for each of Officer's and his spouse's lifetime (or solely for his spouse's lifetime in the case of a termination pursuant to Section
6(b)) that, in conjunction with the coverage available to Officer and his spouse pursuant to Medicare Part B, if any, is substantially similar in the aggregate to the coverage provided to Officer and his spouse immediately prior to the Termination Date.

                  (f)      Deferral of Amounts Payable Hereunder.  In the event Officer should desire to defer receipt of any cash payments to which he would otherwise be entitled hereunder, he may do so in accordance with the terms and conditions of the
Countrywide Credit Industries, Inc. Amended and Restated Deferred Compensation Plan (the "Deferred Compensation Plan"), or in the
absence of such Deferred Compensation Plan or any successor plan that is substantially similar to the Deferred Compensation Plan, he may present such a written request to the Compensation Committee which, in its sole discretion, may enter into a separate deferred compensation agreement with Officer.

5.                Enhanced SERP.  Except  following  termination of Officer's  employment  pursuant to Section 6(d) hereof,  in lieu of
Officer's current supplemental  retirement benefit entitlement under the 1998 Amendment and Restatement of Employer's  Supplemental  Executive
Retirement  Plan, as amended by the First  Amendment to the SERP effective  January 1, 1999,  the Second  Amendment to the SERP effective June
30, 1999 and any  subsequent  amendment  thereto  (the "Plan") and  incorporating  by reference  any Plan  Agreement  (as defined in the Plan)
entered into by Officer  (collectively,  the "Current SERP"),  Employer shall provide to Officer an enhanced  supplemental  retirement benefit under the Plan (the "Enhanced SERP") as follows:
    (a)           Full Benefit.  If Officer's  employment  terminates  pursuant to Section 6(a), 6(b), 6(c) or 6(e) hereof,  the Enhanced SERP shall be governed by the terms of the Plan in all  respects  except that the Benefit  Amount  (defined in Section 1.3 of the Plan) shall equal the New Benefit Amount (as hereinafter defined).
    (b)           Vested Benefit. If Officer's  employment  terminates for any reason other than pursuant to Section 6(a), 6(b), 6(c), 6(d) or
6(e) hereof,  the Enhanced SERP shall be governed by the terms of the Plan in all respects  except that the Benefit Amount shall equal the (i)
Benefit Amount  (determined  without regard to the provisions of this Section 5) plus (ii) (A) the excess over the Benefit Amount  (determined without regard to the provisions of this Section 5) of the New Benefit Amount times (B) the Vested Percentage (as hereinafter defined).
    (c)           Lump Sum  Benefit.  Notwithstanding  anything to the contrary in the Plan,  in the event that,  under the terms of the Plan, the Enhanced SERP shall be payable in a lump sum, the amount of such lump sum shall be determined using a discount rate equal to 7%.
(d)               Cause.  If Officer's  employment  terminates  pursuant to Section 6(d) hereof,  Officer  shall not be entitled to the
Enhanced SERP and Officer's supplemental retirement benefit shall be governed by the terms of the Current SERP.
(e)               The Enhanced  SERP provided by this Section 5 shall be deemed in all respects to be provided  under,  and be part of, the Plan and to the extent the provisions of the Plan are  inconsistent  with the provisions of this Section 5, the provisions of this Section
5 shall govern and, as it affects Officer, the Plan shall be deemed amended accordingly.
(f)               Definitions.  As used in this Section 5, the following terms shall have the meaning indicated below:
                  (i)      "New Benefit  Amount" shall mean an amount equal to the Benefit  Amount  calculated  (A) without  regard to Section
1.3(v) of the Plan,  (B) using a  discount  rate  equal to 7% and the 1983  Group  Annuity  Mortality  Table  for  determining  the  actuarial equivalence of the annual amounts in Sections  1.3(ii),  1.3(iii) and 1.3(iv) of the Plan and (C) with Section 1.3(i) of the Plan being deemed to read in its entirety as follows:
                                    "60% of the average of  Participant's  three (3) highest  fiscal years of combined  annual base salary and
                                    annual  bonus  (whether  paid  currently  or  deferred)   during  the  ten  (10)  fiscal  years  preceding
                                    Participant's  termination of employment with all Employers;  provided that the amount determined pursuant to this clause (i) shall in no event exceed $3,000,000; less"
                  (ii)          "Vested  Percentage"  shall  mean a  percentage  not to exceed  100% and equal to 20% times the number of full twelve (12) month periods from the date of this  Agreement  until Officer ceases to be employed by Employer for any reason other than pursuant to Section 6(a), 6(b), 6(c), 6(d) or 6(e) hereof.

         6.       Termination.  The compensation and benefits provided for herein and the employment of Officer by Employer shall be terminated only as provided for below in this Section 6:

                  (a)      Disability.  In the event that Officer shall fail, because of illness, injury or similar incapacity
("Disability"), to render for four (4) consecutive calendar months, or for shorter periods aggregating one hundred eighty (180) or more calendar days in any twelve (12) month period, services contemplated by this Agreement, Officer's full-time employment hereunder may be terminated, by written Notice of Termination from Employer to Officer; and thereafter, Employer shall continue, from the
Termination Date until Officer's death or the fifth anniversary of such notice, whichever first occurs (the "Disability Payment
Period"), (i) to pay compensation to Officer, in the same manner as in effect immediately prior to the Termination Date, in an amount equal to (1) fifty percent (50%) of the then existing base salary payable immediately prior to the termination, minus (2) the amount of any cash payments to him under the terms of Employer's disability insurance or other disability benefit plans or Employer's tax-qualified Defined Benefit Pension Plan, and any compensation he may receive pursuant to any other employment, and (ii) to provide during the Disability Payment Period the benefits specified in Section 4(e) hereof.

                  The determination of Disability shall be made only after 30 days notice to Officer and only if Officer has not returned to performance of his duties during such 30-day period.  In order to determine Disability, both Employer and Officer shall have the right to provide medical evidence to support their respective positions, with the ultimate decision regarding Disability to be made by a majority of Employer's disinterested directors.

                  (b)      Death.  In the event that Officer shall die during the term of this Agreement, Officer's employment shall terminate subject to the provisions of this Section 6(b).  In such event, Employer shall pay Officer's base salary for a period of twelve (12) months following the date of Officer's death and in the manner otherwise payable hereunder, to such person or persons as
Officer shall have directed in writing or, in the absence of a designation, to his estate (the "Beneficiary").  Employer shall also provide to the Beneficiary during the twelve-month period following the date of the Officer's death the benefits specified in Section
4(e) hereof.  If Officer's death occurs while he is receiving payments for Disability under Section 6(a)(i) above, such payments shall cease and the Beneficiary shall be entitled to the payments and benefits under this Subsection (b), which shall continue for a period of twelve months thereafter at the full rate of compensation in effect immediately prior to the Disability.  This Agreement in all other respects will terminate upon the death of Officer; provided, however, that the termination of the Agreement shall not affect Officer's entitlement to all other benefits in which he has become vested or which are otherwise payable in respect of periods ending prior to its termination.

                  (c)      Expiration of Term.       Officer's employment hereunder shall terminate on the Expiration Date.
Following the expiration of Officer's employment pursuant to this Section 6(c), all of Employer's obligations hereunder shall terminate, provided, however, that the termination of Officer's employment pursuant to this Section 6(c) shall not affect Officer's entitlement to his incentive compensation payable and stock options pursuant to Section 4(b) or 4(c) hereof in respect of the final
Fiscal Year of Employer during the term hereof and to all other benefits in which he has become vested or which are otherwise payable in respect of periods ending prior to his termination of employment.

                  (d)      Cause.  Employer may terminate Officer's employment under this Agreement for "Cause." A termination for
Cause is a termination by reason of (i) a material breach of this Agreement by Officer (other than as a result of incapacity due to physical or mental illness) which is committed in bad faith or without reasonable belief that such breach is in the best interests of
Employer and which is not remedied within a reasonable period of time after receipt of written notice from Employer specifying such breach, or (ii) Officer's conviction by a court of competent jurisdiction of a felony, or (iii) entry of an order duly issued by any federal or state regulatory agency having jurisdiction in the matter removing Officer from office of Employer or its subsidiaries or permanently prohibiting him from participating in the conduct of the affairs of Employer or any of its subsidiaries or (iv) any purported termination by Officer of his employment hereunder other than pursuant to Section 6(e) hereof.  If Officer shall be convicted of a felony or shall be removed from office and/or temporarily prohibited from participating in the conduct of Employer's or any of its subsidiaries' affairs by any federal or state regulatory authority having jurisdiction in the matter, Employer's obligations under Sections 4(a), 4(b) and 4(c) hereof shall be automatically suspended; provided, however, that if the charges resulting in such removal or prohibition are finally dismissed or if a final judgment on the merits of such charges is issued in favor of Officer, or if the conviction is overturned on appeal, then Officer shall be reinstated in full with back pay for the removal period plus accrued interest at the rate then payable on judgments.  During the period that Employer's obligations under
Sections 4(a), 4(b) and 4(c) hereof are suspended, Officer shall continue to be entitled to receive Additional Benefits under Section
4(d) until the conviction of the felony or removal from office has become final and non-appealable.  When the conviction of the felony or removal from office has become final and non-appealable, all of Employer's obligations hereunder shall terminate; provided, however, that the termination of Officer's employment pursuant to this Section 6(d) shall not affect Officer's entitlement to all benefits in which he has become vested or which are otherwise payable in respect of periods ending prior to his termination of employment.

                  (e)      Without Cause; Good Reason.  Officer may terminate his employment for Good Reason and Employer may terminate Officer's employment without Cause.  For purposes of this Agreement, and except as provided in the following sentence,
"Good Reason" shall be deemed to occur if Employer notifies Officer of a termination of his employment other than pursuant to Section
6(a), 6(c), 6(d) or 6(e) hereof, or if Employer breaches this Agreement in any material respect which breach is not remedied within a reasonable period of time after receipt of written notice from Officer specifying such breach, or if the Board (i) elects a person other than Officer as Employer's President, Chairman of the Board or Chief Executive Officer without Officer's consent, (ii)
reorganizes management so as to require him to report to a person or persons other than the Board, (iii) requires that Officer be based anywhere but fifty (50) miles from the office where Officer is located as of the date hereof, (iv) takes any action that results in the Officer not being able to travel domestically by private aircraft at Employer's expense, or (v) takes any other action which, in Officer's reasonable judgment, results in the diminution in Officer's status, title, position and responsibilities other than an insubstantial action not taken in bad faith and which is remedied by Employer promptly after receipt of notice by Officer.
The Officer shall not have Good Reason to terminate employment with the Employer (or otherwise have the right to claim that he has been constructively terminated from employment) due solely to the fact that the Employer shall cease to be a public company and shall become a subsidiary of another publicly-traded corporation.  Notwithstanding the foregoing, the Officer may terminate his employment for any or no reason within two years following a "Change in Control" (as defined in Appendix A to this Agreement) and such termination shall be considered a termination for Good Reason hereunder.  If Officer's employment shall be terminated by Employer other than for Cause or Disability or by Officer for Good Reason, then Employer shall pay Officer in a single payment, as severance pay and in lieu of any further salary and incentive compensation for periods subsequent to the Termination Date, an amount in cash equal to three times the sum of (A) Officer's annual base salary at the Termination Date and (B) the greater of (x) the average of the aggregate bonus and/or incentive award, if any, paid or payable to the Officer for each of the two (2) Fiscal Years preceding the
Fiscal Year in which the Officer's termination of employment occurs (or such fewer number of Fiscal Years for which the Officer was eligible to receive a bonus and/or incentive award) and (y) the bonus and/or incentive award paid for the Fiscal Year immediately preceding the date of the Change in Control.

                  (f)      Notice of Termination.  Any purported termination by Employer or by Officer shall be communicated by a written Notice of Termination to the other party hereto which indicates the specific termination provision in this Agreement, if any, relied upon and which sets forth in reasonable detail the facts and circumstances, if any, claimed to provide a basis for termination of Officer's employment under the provision so indicated.  For purposes of this Agreement, no such purported termination shall be effective without such Notice of Termination.  The "Termination Date" shall mean the date specified in the Notice of Termination, which shall be no less than 30 or more than 60 days from the date of the Notice of Termination.  Notwithstanding any other provision of this Agreement, in the event of any termination of Officer's employment hereunder for any reason, in addition to any incentive compensation awards or stock option grants to which Officer may otherwise be entitled pursuant to the express provisions of this
Agreement, Employer shall pay Officer his full base salary through the Termination Date, plus any Additional Benefits which have been earned or become payable, but which have not yet been paid as of such Termination Date.

                  (g)      Payments.  Except (i) as otherwise provided herein and (ii) in the case of the payments pursuant to Section
4(e) hereof, all payments payable under this Agreement as a result of the termination of Officer's employment hereunder shall be made within 15 days after the Termination Date or, if any portion is not then reasonably determinable, within five (5) days after such portion is so determinable.  In the event of a dispute concerning the validity of a purported termination which is maintained in good faith, the Termination Date shall mean the date the dispute is finally resolved and Employer will continue to provide Officer with the compensation and benefits provided for under this Agreement, until the dispute is finally resolved without any obligation by
Officer to repay any of such amounts to Employer, notwithstanding the final outcome of the dispute.  Payments required to be made by this Section 6(g) are in addition to all other amounts due under Section 6 of this Agreement and shall not be offset against or reduce any other amounts due under Section 6 of this Agreement.  Employer may require Officer to perform his then current duties to, and services for, Employer during the period following a purported termination but before the dispute concerning such purported termination is finally resolved in which event Employer shall provide Officer with a reasonable opportunity to perform his duties under this Agreement during such period.

                  (h)      Excise Tax Gross-Up.

                           (A)      Except as provided in subsection (B), in the event it shall be determined that any payment or distribution of any type, including accelerated vesting, to or for the benefit of the Officer, by the Employer, any "affiliate" (as defined in Rule 405 of the Securities Act of 1933, as amended) of the Employer, any "person" (as the term "person" is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended) who acquires ownership or effective control of the Employer or ownership of a substantial portion of the Employer's assets (within the meaning of Section 280G of the Internal
Revenue Code of 1986, as amended (the "Code"), and the regulations thereunder) or any "affiliate" of such "person," whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (the "Payments"), is or will be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest and penalties, are collectively referred to as the "Excise Tax"), then the Officer shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Officer of all taxes (including any interest or penalties imposed with respect to such taxes), including any income tax, employment tax or Excise Tax imposed upon the Gross-Up Payment, the Officer retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

                           (B)      Notwithstanding subsection (A) or any other provision of this Agreement to the contrary, in the event that the Payments (excluding the payment provided for in subsection (A)) exceed by less than the greater of 10% or $100,000, the maximum amount of Payments which if made or provided to the Officer would not be subject to an Excise Tax, the Officer will not be entitled to a Gross-Up Payment and the Payments shall be reduced (but not below zero) to the extent necessary so that no Payment to be made or benefit to be provided to the Officer shall be subject to the Excise Tax; it being the intent of the parties that the
Payments shall be reduced only if the economic detriment to the Officer (on a pre-tax basis) is less than the greater of $100,000 or
10% of the Payments.  Unless Officer shall have given prior written notice to Employer specifying a different order to effectuate the foregoing, Employer shall reduce or eliminate the Payments, first by reducing or eliminating the portion of the Payments which are payable in cash, second by reducing or eliminating the portion of the Payments which are not payable in cash (other than Payments as to which the Internal Revenue Service (the "IRS") Proposed Regulationsss.1.280G-1 Q/A-24(c) (or any successor provision thereto)
applies ("Q/A-24(c) Payments")), and third by reducing Q/A 24(c) Payments, in each case in reverse order beginning with payments or benefits which are to be paid the farthest in time from the "Determination" (as defined below).  Any notice given by the Officer pursuant to the preceding sentence shall take precedence over the provisions of any other plan, arrangement or agreement governing the Officer's rights and entitlements to any benefits or compensation.

                           (C)      The determination of whether the Payments shall be reduced pursuant to this Agreement and the amount of such reduction, all mathematical determinations, and all determinations as to whether any of the Payments are "parachute payments" (within the meaning of Section 280G of the Code), that are required to be made under this Section, including determinations as to whether a Gross-Up Payment is required, the amount of such Gross-Up Payment and amounts relevant to the last sentence of this subsection (C), shall be made by an independent accounting firm selected by the Officer from among the five (5) largest accounting firms in the United States or any nationally recognized financial planning and benefits consulting company (the "Accounting Firm"), which shall provide its determination (the "Determination"), together with detailed supporting calculations regarding the amount of any Gross-Up Payment and any other relevant matter, both to the Employer and the Officer by no later than ten (10) days following the
Termination Date, if applicable, or such earlier time as is requested by the Employer or the Officer (if the Officer reasonably believes that any of the Payments may be subject to the Excise Tax).  If the Accounting Firm determines that no Excise Tax is payable by the Officer, it shall furnish the Officer and the Employer with an opinion reasonably acceptable to the Officer and the Employer that no Excise Tax is payable (including the reasons therefor) and that the Officer has substantial authority not to report any
Excise Tax on his federal income tax return.  If a Gross-Up Payment is determined to be payable, it shall be paid (including through withholding of taxes) to the Officer no later than the due date for payment of the Excise Tax.  Any determination by the Accounting
Firm shall be binding upon the Employer and the Officer, absent manifest error.  As a result of uncertainty in the application of
Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up
Payments not made by the Employer should have been made ("Underpayment"), or that Gross-Up Payments will have been made by the
Employer which should not have been made ("Overpayment").  In either such event, the Accounting Firm shall determine the amount of the Underpayment or Overpayment that has occurred.  In the case of an Underpayment, the amount of such Underpayment (together with any interest and penalties payable by the Officer as a result of such Underpayment) shall be promptly paid by the Employer to or for the benefit of the Officer.  In the case of an Overpayment, the Officer shall, at the direction and expense of the Employer, take such steps as are reasonably necessary (including the filing of returns and claims for refund), follow reasonable instructions from, and procedures established by, the Employer, and otherwise reasonably cooperate with the Employer to correct such Overpayment, provided, however, that (i) the Officer shall not in any event be obligated to return to the Employer an amount greater than the net after-tax portion of the Overpayment that he has retained or has recovered as a refund from the applicable taxing authorities and
(ii)  if a Gross-Up Payment is determined to be payable, this provision shall be interpreted in a manner consistent with an intent to make the Officer whole, on an after-tax basis, from the application of the Excise Tax, it being understood that the correction of an
Overpayment may result in the Officer repaying to the Employer an amount which is less than the Overpayment.  The cost of all such determinations made pursuant to this Section shall be paid by the Employer.
7.                Reimbursement of Business Expenses.  During the term of this Agreement, Employer shall reimburse Officer promptly for all expenditures (including travel, entertainment, parking, business meetings, and the monthly costs (including dues) of maintaining memberships at appropriate clubs) to the extent that such expenditures meet the requirements of the Code for deductibility by Employer for federal income tax purposes or are otherwise in compliance with the rules and policies of Employer and are substantiated by Officer as required by the Internal Revenue Service and rules and policies of Employer.
8.                Indemnity; Directors and Officer's Insurance.

                  (a)  To the fullest extent permitted by applicable law, the Certificate of Incorporation and the By-Laws of Employer
  (as from time to time in effect) and any indemnity agreements entered into from time to time between Employer and Officer, Employer shall indemnify Officer and hold him harmless for any acts or decisions made by him in good faith while performing services for
  Employer, and shall use reasonable efforts to obtain coverage for him under liability insurance policies now in force or hereafter obtained during the term of this Agreement covering the other officers or directors of Employer.

                  (b)  Employer shall, to the extent it is available on commercially reasonable terms, maintain Director's and
  Officer's liability insurance during the term of this Agreement that is substantially similar in the aggregate to that in effect as of the date of this Agreement.  Any such insurance shall cover Executive's acts and omissions as an officer and/or director of the
  Company, and such coverage at any time shall be no less favorable than the coverage then provided to any other director or officer of Employer.

         9.       Miscellaneous.

                  (a)      Succession.  This Agreement shall inure to the benefit of and shall be binding upon Employer, its successors and assigns, but without the prior written consent of Officer, this Agreement may not be assigned other than in connection with a merger or sale of substantially all the assets of the Employer or similar transaction.  Employer shall not agree to any such transaction unless the successor to or assignee of Employer's business and/or assets in such transaction expressly assumes all obligations of the Employer hereunder.  The obligations and duties of Officer hereby shall be personal and not assignable.

                  (b)      Notices.  Any notices provided for in this Agreement shall be sent to Employer at 4500 Park Granada,
Calabasas, CA  91302 Attention: General Counsel/Secretary, with a copy to the Chairman of the Compensation Committee at the same address, or to such other address as Employer may from time to time in writing designate, and to Officer at his home address as reflected in Employer's records or at such other address as he may from time to time in writing designate.  All notices shall be deemed to have been given two (2) business days after they have been deposited as certified mail, return receipt requested, postage paid and properly addressed to the designated address of the party to receive the notices.

                  (c)      Entire Agreement.  This instrument contains the entire agreement of the parties relating to the subject matter hereof, and it replaces and supersedes any prior agreements between the parties relating to said subject matter, including, but not limited to, the Fourth Restated Agreement.  No modifications or amendments of this Agreement (including, but not limited to, the provisions of Section 4 hereof) shall be valid unless made in writing and signed by the parties hereto.

                  (d)      Waiver.  The waiver of the breach of any term or of any condition of this Agreement shall not be deemed to constitute the waiver of any other breach of the same or any other term or condition.

                  (e)      California Law.  This Agreement shall be construed and interpreted in accordance with the laws of
California without giving effect to the conflicts of laws principles thereof.

                  (f)      Attorneys' Fees in Action on Contract.  If any litigation shall occur between the Officer and Employer, which litigation arises out of or as a result of this Agreement or the acts of the parties hereto pursuant to this Agreement, or which seeks an interpretation of this Agreement, the arbitrator hearing the matter shall, in his sole discretion, determine the prevailing party in such litigation and, in addition to any other judgment or award, may, in his sole discretion, award such prevailing party such sums as he shall find to be reasonable as and for the prevailing party's attorneys' fees and disbursements.

                  (g)      Confidentiality.  Officer agrees that he will not divulge or otherwise disclose, directly or indirectly, any trade secret or other confidential information concerning the business or policies of Employer or any of its subsidiaries which he may have learned as a result of his employment during the term of this Agreement or prior thereto as an employee, officer or director of or consultant to Employer or any of its subsidiaries, except to the extent such use or disclosure is (i) necessary or appropriate to the performance of this Agreement and in furtherance of Employer's best interests, (ii) required by applicable law,
(iii) lawfully obtainable from other sources, or (iv) authorized by Employer.  The provisions of this subsection shall survive the expiration, suspension or termination, for any reason, of this Agreement.

                  (h)      Remedies of Employer.  Officer acknowledges that the services he is obligated to render under the provisions of this Agreement are of a special, unique, unusual, extraordinary and intellectual character, which gives this Agreement peculiar value to Employer.  The loss of these services cannot be reasonably or adequately compensated in damages in an action at law and it would be difficult (if not impossible) to replace these services.  By reason thereof, Officer agrees and consents that if he violates any of the material provisions of this Agreement, Employer, in addition to any other rights and remedies available under this Agreement or under applicable law, shall be entitled during the remainder of the term to seek injunctive relief, from a tribunal of competent jurisdiction, restraining Officer from committing or continuing any violation of this Agreement, or from the performance of services to any other business entity, or both.

                  (i)      Severability.  If any provision of this Agreement is held invalid or unenforceable, the remainder of this
Agreement shall nevertheless remain in full force and effect, and if any provision is held invalid or unenforceable with respect to particular circumstances, it shall nevertheless remain in full force and effect in all other circumstances.

                  (j)      No Obligation to Mitigate; Set-off.  Officer shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise and, except as provided in Section 6(a)(i)(2) hereof, no payment hereunder shall be offset or reduced by the amount of any compensation or benefits provided to Officer in any subsequent employment.  In addition, the amount of any payments or any benefits payable or provided hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other right which the Employer may have against the Officer for any reason.

                  (k)      Arbitration.  The parties acknowledge that they have previously entered into a Mutual Agreement to
Arbitrate Claims (the "Arbitration Agreement").  The parties hereby incorporate herein by reference the terms of the Arbitration
Agreement.  Any dispute arising regarding this Agreement and/or any other matter covered by the Arbitration Agreement shall be subject to binding arbitration pursuant to the terms of the Arbitration Agreement, except as expressly provided herein.

                  (l)      Pooling Transactions.  Notwithstanding anything contained in this Agreement to the contrary, in the event of a Change in Control of the Employer in a transaction which is intended to be treated as a "pooling of interests" under generally accepted accounting principles (a "Pooling Transaction"), the Board shall take such actions, if any, as are specifically recommended by an independent accounting firm retained by the Employer to the extent reasonably necessary in order to assure that the Pooling
Transaction will qualify as such, including but not limited to (a) deferring the vesting, exercise, payment, settlement or lapsing of restrictions with respect to any option or award, (b) providing that the payment or settlement in respect of any option or award be made in the form of cash, shares of common stock or securities of a successor or acquirer of the Employer, or a combination of the foregoing, (c) providing for the extension of the term of any option or award to the extent necessary to accommodate the foregoing, but not beyond the maximum term permitted for any option or award and (d) amending, deleting or making inapplicable to the Officer any provision in this Agreement or other arrangement pursuant to which he receives compensation, payments or benefits.

                  IN WITNESS WHEREOF, the parties have entered into this Agreement as of the date first above written.

                                                   COUNTRYWIDE CREDIT INDUSTRIES, INC.
ATTEST:

                                                   By:
Secretary
                                                   Title:

                                                   Date:

                                                   OFFICER:

                                                   Angelo R. Mozilo, in his individual capacity

ffny01 364646                                      Date:

                                                             APPENDIX A
                                              To Angelo R. Mozilo Employment Agreement

                  A "Change in Control" shall mean the occurrence during the term of the Agreement, of any one of the following events:

                  (a)      An acquisition (other than directly from Employer) of any common stock or other "Voting Securities" (as hereinafter defined) of Employer by any "Person" (as the term person is used for purposes of Section 13(d)
                           or 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the Exchange
                           Act) of twenty five percent (25%) or more of the then outstanding shares of Employer's common stock or the combined voting power of Employer's then outstanding Voting Securities; provided, however, in determining whether a Change in Control has occurred, Voting Securities which are acquired in a "Non-Control
                           Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in
                           Control.  For purposes of this Agreement, (1) "Voting Securities" shall mean Employer's outstanding voting securities entitled to vote generally in the election of directors and (2) a "Non-Control Acquisition"
                           shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof) maintained by
                           (A) Employer or (B) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by Employer (for purposes of this definition, a "Subsidiary"), (ii) Employer or any of its Subsidiaries, or (iii) any Person in connection with a "Non-Control Transaction" (as hereinafter defined);

                  (b)      The individuals who, as of the date of the Agreement are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the members of the Board; provided, however, that if the election, or nomination for election by Employer's common stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule
                           14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

                  (c)      The consummation of:

                           (i)      A merger, consolidation or reorganization involving Employer, unless such merger, consolidation or reorganization is a "Non-Control Transaction."  A "Non-Control Transaction" shall mean a merger, consolidation or reorganization of Employer where:

                                    (A)     the stockholders of Employer, immediately before such merger, consolidation or reorganization, own directly or indirectly immediately following such merger, consolidation or reorganization, at least seventy percent (70%) of the combined voting power of the outstanding Voting Securities of the corporation resulting from such merger, consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization;

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

                                    (C)     no Person other than (i) Employer, (ii) any Subsidiary, (iii) any employee benefit plan
                                            (or any trust forming a part thereof) maintained by Employer, the Surviving
                                            Corporation, or any Subsidiary, or (iv) any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of twenty five percent
                                            (25%) or more of the then outstanding Voting Securities or common stock of Employer, has Beneficial Ownership of twenty five percent (25%) or more of the combined voting power of the Surviving Corporation's then outstanding Voting Securities or its common stock;

                           (ii)     A complete liquidation or dissolution of Employer; or

                           (iii)    The sale or other disposition of all or substantially all of the assets of Employer to any
                                    Person (other than a transfer to a Subsidiary).

                Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the
"Subject Person") acquired Beneficial Ownership of more than the permitted amount of the then outstanding common stock or Voting
Securities as a result of the acquisition of common stock or Voting Securities by Employer which, by reducing the number of shares of common stock or Voting Securities then outstanding, increases the proportional number of shares Beneficially Owned by the
Subject Persons; provided, however, that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of common stock or Voting Securities by Employer, and after such share acquisition by Employer, the Subject Person becomes the Beneficial Owner of any additional common stock or Voting Securities which increases the percentage of the then outstanding common stock or Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

                                                             APPENDIX B
                                               To Angelo R. Mozilo Employment Agreement

                                                         CONSULTING AGREEMENT

                THIS CONSULTING AGREEMENT (this "Agreement") by and between Countrywide Credit Industries, Inc., a Delaware corporation (the "Company"), and Angelo R. Mozilo (the "Consultant").

                WHEREAS, the Consultant possesses an intimate knowledge of the business and affairs of the Company and its policies, procedures, methods and personnel; and

                WHEREAS, the Company desires to secure the continued services of the Consultant as a consultant to the Company and the Consultant is willing to render such services on the terms and conditions set forth herein.

                NOW, THEREFORE, in consideration of the mutual covenants contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

1.                Consulting Term and Duties.

                (a)      Term.  Subject to the terms and provisions of this Agreement, the Company agrees to retain the Consultant as, and the Consultant agrees to serve the Company as, an independent consultant for a period of five (5) years commencing on the date that this Agreement is deemed executed pursuant to Section 1 of the Consultant's employment agreement (the "Employment
Agreement") with the Company entered into as of March 1, 2001 (the "Effective Date"), unless terminated sooner as hereinafter provided (the "Consulting Term").

                (b)      Duties.  During the Consulting Term, the Consultant shall render such advisory and consulting services to the
Company and its affiliates as reasonably requested by the Company from time to time and commensurate with Consultant's former duties as Chairman of the Board, President and Chief Executive Officer of the Company; provided, however, that the Consultant will not be required to devote more than twenty (20) hours per month to the performance of such services during the Consulting Term.  In this regard, the Company shall provide the Consultant reasonable notice of such consulting obligations and the Consultant shall have the right to reschedule commitments to the Company to accommodate the requirements of his other outside interests provided that the
Consultant gives the Company reasonable notice of such intention to reschedule.  Such consulting services shall be rendered on a non-exclusive basis and the Consultant shall have the right during the Consulting Term to perform consulting services or services as an employee, officer or director for such other entities or persons as he shall desire; provided that such services do not cause the
Consultant to violate the covenants contained in Section 6 hereof.  In addition, the Consultant agrees, if requested by the board of directors of the Company (the "Board"), to serve, prior to a Change in Control, on the Board during the Consulting Term without remuneration in addition to that provided for in this Agreement.

2.                Compensation and Benefits.

                     (a)   In consideration of the performance by the Consultant of the Consultant's  obligations during the Consulting
Term  (including any services for the Company,  its affiliates or otherwise),  the Company shall,  during the Consulting  Term, pay the
Consultant  consulting  fees at an annual rate of $400,000  (the  "Consulting  Fees").  The  Consulting  Fees shall be payable in equal monthly installments.

         (b)  During the Consulting Term, the Company shall afford the Consultant the following benefits and perquisites:

(i)               Off-site office space and secretarial support services;

(ii)                 One hundred  (100) hours of  occupancy  per year of a private  jet to be used,  in the good faith  judgment of the
                              Consultant, for Company business purposes;

(iii)             Financial  consulting services of AYCO (or another comparable  financial  consulting firm selected by the Consultant)
                              substantially  similar to such services made available to senior  executive  officers of the Company from time to time; and

(iv)              Payment of the  Consultant's  annual country club dues at Sherwood  Country Club in Thousand Oaks, CA, Quarry Country
                              Club in La Quinta, CA and Manassas Country Club in Mannassas, VA.

         (c) The  Consultant  acknowledges  and hereby  agrees  that the  Consulting  Fees and  benefits  provided  hereunder  shall be provided to him in his  capacity as an  independent  contractor  and that he shall be solely  responsible  for taxes  imposed on him by applicable law by reason of such payments and benefits.

3.                Expenses.  Upon presentation of documentation reasonably acceptable to the Company, the Company shall reimburse the
Consultant for all reasonable expenses incurred by the Consultant in connection with the performance of his duties, services and responsibilities hereunder in accordance with the Company's expense reimbursement policy in effect from time to time.

         4.     Termination of Consulting Term.  The Consultant shall cease to serve as a consultant to the Company and the
Consulting Term shall terminate upon the earliest to occur of any of the following events:

                  (a)      Immediately  upon the Consultant's  death or his inability to  substantially  perform his duties hereunder by reason of a physical or mental impairment which has continued for a period of 180 consecutive days.

(b)               At the election of the Company, upon a determination by the Board that the Consultant has materially breached any of the provisions of this Agreement including, without limitation, Section 1(b) or Section 6 hereof, which breach is not remedied within a reasonable period of time after receipt of written notice from the Company specifying such breach.

(c)               The fifth anniversary of the Effective Date.

(d)               At the election of the Consultant at any time following a Change in Control (as defined on Exhibit I hereto).

(e)               At the election of the Consultant in the event of the Company's material failure to provide the Consultant with the payments and benefits set forth in Section 2 hereof, which failure has not been remedied within thirty (30)
                         days after receipt by the Company of written notice from the Consultant specifying such failure.

(f)               A purported termination of the Consultant's services by the Company other than pursuant to Section 4(a) or 4(b)
                         hereof which results in the Company's failure to make the payments and provide the benefits to the
                         Consultant set forth in Section 2 hereof, which failure has not been remedied within thirty (30) days after receipt by the Company of written notice from the Consultant specifying such failure; it being understood that the Company is under no obligation to request or utilize the Consultant's services and that the
                         Company's election not to request or utilize the Consultant's services will not be deemed a termination pursuant to this Section 4(f) nor will it relieve the Company of its obligation pursuant to Section 2 hereof.

5.                Effect of Termination of Consulting Term.  In the event of the expiration or termination of the Consulting Term for any reason, the Company shall pay the Consultant any accrued and unpaid portion of the Consulting Fees and other amounts accrued hereunder on or prior to the date of termination but not paid to the Consultant and any reimbursable expenses incurred and payable to the Consultant pursuant to the terms of Section 3 hereof.  In the event that the Consultant's services are terminated pursuant to Section 4(a), 4(e) or 4(f) hereof, all options granted to the Consultant pursuant to the Employment Agreement shall, to the extent unvested, automatically vest in full.  In the event that the Consultant's services are terminated pursuant to Section 4(e)
or 4(f) hereof, in full satisfaction of the Company's obligations hereunder, the full amount of the Consulting Fees and the fair market value of the benefits (other than the benefit provided under Section 2(b)(ii)) that would otherwise have been provided pursuant to Section 2(b) hereof (assuming that the Consulting Term had continued until the fifth anniversary of the Effective Date)
shall become immediately due and payable.

         6.     Consultant Covenants.

                (a)  Unauthorized Disclosure.  Consultant agrees that he will not divulge or otherwise disclose, directly or indirectly, any trade secret or other confidential information concerning the business or policies of the Company or any of its subsidiaries which he may have learned as a result of his consulting services and/or directorship during the term of this Agreement or prior thereto as an employee, officer or director of or consultant to the Company or any of its subsidiaries, except to the extent such use or disclosure is (i) necessary or appropriate to the performance of this Agreement and in furtherance of the
Company's best interests, (ii) required by applicable law, (iii) lawfully obtainable from other sources, or (iv) authorized by the
Company.  The provisions of this subsection shall survive the expiration, suspension or termination, for any reason, of this
Agreement.

                (b)  Non-competition.  By and in consideration of the Company's entering into this Agreement and the Consulting Fees and benefits to be provided by the Company hereunder, and further in consideration of the Consultant's exposure to the proprietary information of the Company, the Consultant agrees that the Consultant will not, during the Consulting Term, directly or indirectly own, manage, operate, join, control, be employed by, or participate in the ownership, management, operation or control of, or be connected in any manner, including but not limited to holding, the positions of shareholder, director, officer, consultant, independent contractor, employee, partner, or investor, with any Competing Enterprise; provided, that in no event shall ownership of (i) less than 5% of the outstanding publicly-traded equity or debt securities of any issuer or (ii) less than 5% of the outstanding interests in a private equity fund, mutual fund or other pooled investment account which owns an interest in a
Competing Enterprise, in each case, in which the Consultant does not actively participate in the management thereof, be prohibited by this Section 6(b); provided, further, that to the extent the Consultant is providing services to a Competing Enterprise, which services have been approved by the Board in accordance with the third paragraph of Section 3 of the Employment Agreement, immediately prior to the termination of the Consultant's employment thereunder, continued provision of such services by the
Consultant during the Consulting Term shall not be prohibited by this Section 6(b).  For purposes of this Section 6(b), the term
"Competing Enterprise" shall mean any person, corporation, partnership or other entity engaged in a business in the United States which is in competition with any of the businesses of the Company or any of its affiliates.

                (c)  Non-solicitation.  During the Consulting Term, the Consultant shall not interfere with the Company's relationship with, or endeavor to entice away from the Company, any person who at any time within the preceding twelve (12) months was an employee or customer of the Company or otherwise had a material business relationship with the Company.

                (d)  Remedies.  The Consultant agrees that any breach of the terms of this Section 6 would result in irreparable injury and damage to the Company for which the Company would have no adequate remedy at law; the Consultant therefore also agrees that in the event of said breach or any threat of breach, the Company shall be entitled to an immediate injunction and restraining order to prevent such breach and/or threatened breach and/or continued breach by the Consultant and/or any and all persons and/or entities acting for and/or with the Consultant, without having to prove damages, in addition to any other remedies to which the
Company may be entitled at law or in equity.  The terms of this Section 6(d) shall not prevent the Company from pursuing any other available remedies for any breach or threatened breach hereof, including but not limited to the recovery of damages from the
Consultant.  The Consultant and the Company further agree that the provisions of the covenant not to compete are reasonable.
Should a court or arbitrator determine, however, that any provision of the covenant not to compete is unreasonable, either in period of time, geographical area, or otherwise, the parties hereto agree that the covenant should be interpreted and enforced to the maximum extent which such court or arbitrator deems reasonable.  The provisions of this Section 6 shall survive any termination of this Agreement and the Consulting Term, and the existence of any claim or cause of action by the Consultant against the Company, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by the Company of the covenants and agreements of this Section 6.

         7.      Miscellaneous.

                 (a)       Succession.  This Agreement shall inure to the benefit of and shall be binding upon the Company, its successors and assigns, but without the prior written consent of Consultant, this Agreement may not be assigned other than in connection with a merger or sale of substantially all the assets of the Company or similar transaction.  The Company shall not agree to any such transaction unless the successor to or assignee of the Company's business and/or assets in such transaction expressly assumes all obligations of the Company hereunder.  The obligations and duties of the Consultant hereby shall be personal and not assignable.

                 (b)       Notices.  Any notices provided for in this Agreement shall be sent to the Company at 4500 Park Granada,
Calabasas, CA  91302 Attention: General Counsel/Secretary, with a copy to the Chairman of the Compensation Committee at the same address, or to such other address as the Company may from time to time in writing designate, and to the Consultant at his home address as reflected in the Company's records or at such other address as he may from time to time in writing designate.  All notices shall be deemed to have been given two (2) business days after they have been deposited as certified mail, return receipt requested, postage paid and properly addressed to the designated address of the party to receive the notices.

                 (c)       Entire Agreement.  This instrument contains the entire agreement of the parties relating to the subject matter hereof, and it replaces and supersedes any prior agreements between the parties relating to said subject matter.  No modifications or amendments of this Agreement shall be valid unless made in writing and signed by the parties hereto.

                 (d)       Waiver.  The waiver of the breach of any term or of any condition of this Agreement shall not be deemed to constitute the waiver of any other breach of the same or any other term or condition.

                 (e)       California Law.  This Agreement shall be construed and interpreted in accordance with the laws of
California without giving effect to the conflicts of laws principles thereof.

                 (f)       Attorneys' Fees in Action on Contract.  If any litigation shall occur between the Consultant and the
Company, which litigation arises out of or as a result of this Agreement or the acts of the parties hereto pursuant to this
Agreement, or which seeks an interpretation of this Agreement, the arbitrator hearing the matter shall, in his sole discretion, determine the prevailing party in such litigation and, in addition to any other judgment or award, may, in his sole discretion, award such prevailing party such sums as he shall find to be reasonable as and for the prevailing party's attorneys' fees and disbursements.

                 (g)       Severability.  If any provision of this Agreement is held invalid or unenforceable, the remainder of this
Agreement shall nevertheless remain in full force and effect, and if any provision is held invalid or unenforceable with respect to particular circumstances, it shall nevertheless remain in full force and effect in all other circumstances.

                 (h)       No Obligation to Mitigate; Set-off.  No payment hereunder shall be offset or reduced by the amount of any compensation or benefits provided to the Consultant in any subsequent employment.  In addition, the amount of any payments or benefits payable or provided hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other right which the Company may have against the Consultant for any reason.

                 (i)                Indemnity.  The Company shall indemnify the Consultant and hold him harmless for any acts or decisions made by him in good faith while performing services for the Company hereunder.

                 (j)       Counterparts.  This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original but all of which together shall constitute one and the same instrument.

                  IN WITNESS WHEREOF, the parties have agreed that this Agreement shall be deemed executed by the Consultant and the
Company as of the date referenced in Section 1 of the Employment Agreement.

                                                   COUNTRYWIDE CREDIT INDUSTRIES, INC.
ATTEST:

                                                   By:
Secretary
                                                   Title:

                                                   CONSULTANT:

                                                       Angelo R. Mozilo, in his
                                                       individual capacity

ffny01 364646

                                                              EXHIBIT I
                                              To Angelo R. Mozilo Consulting Agreement

                  A "Change in Control" shall mean the occurrence during the term of the Agreement, of any one of the following events:

                  (a)      An acquisition (other than directly from the Company) of any common stock or other "Voting Securities" (as hereinafter defined) of the Company by any "Person" (as the term person is used for purposes of Section
                           13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the
                           Exchange Act) of twenty five percent (25%) or more of the then outstanding shares of the Company's common stock or the combined voting power of the Company's then outstanding Voting Securities; provided, however, in determining whether a Change in Control has occurred, Voting Securities which are acquired in a
                           "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a
                           Change in Control.  For purposes of this Agreement, (1) "Voting Securities" shall mean the Company's outstanding voting securities entitled to vote generally in the election of directors and (2) a
                           "Non-Control Acquisition" shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof) maintained by (A) the Company or (B) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company (for purposes of this definition, a "Subsidiary"), (ii) the Company or any of its Subsidiaries,
                           or (iii) any Person in connection with a "Non-Control Transaction" (as hereinafter defined);

                  (b)      The individuals who, as of the date of the Agreement are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the members of the Board; provided, however, that if the election, or nomination for election by the Company's common stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

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

                                    (C)     no Person other than (i) the Company, (ii) any Subsidiary, (iii) any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving
                                            Corporation, or any Subsidiary, or (iv) any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of twenty five percent
                                            (25%) or more of the then outstanding Voting Securities or common stock of the Company, has Beneficial Ownership of twenty five percent (25%) or more of the combined voting power of the Surviving Corporation's then outstanding Voting Securities or its common stock;

                           (ii)     A complete liquidation or dissolution of the Company; or

                           (iii)    The sale or other disposition of all or substantially all of the assets of the Company to any
                                    Person (other than a transfer to a Subsidiary).

                  Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the
"Subject Person") acquired Beneficial Ownership of more than the permitted amount of the then outstanding common stock or Voting
Securities as a result of the acquisition of common stock or Voting Securities by the Company which, by reducing the number of shares of common stock or Voting Securities then outstanding, increases the proportional number of shares Beneficially Owned by the Subject
Persons; provided, however, that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of common stock or Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional common stock or Voting Securities which increases the percentage of the then outstanding common stock or Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

                                         COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
                                 EXHIBIT 12.1 - COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                                     (Dollar amounts in thousands)

The following  table sets forth the ratio of earnings to fixed  charges of the Company for the nine months ended  November 30, 2000 and for the five fiscal  years ended  February  29, 2000  computed by dividing  net fixed  charges  (interest  expense on all debt plus the interest element (one-third) of operating leases) into earnings (income before income taxes and fixed charges).

                                 Three months ended
                                       May 31,                       Fiscal Years Ended February 28(29),
                               -------------------------- ------------------------------------------------------------------
                                  2001          2000         2001          2000         1999         1998          1997
                               ------------ ------------- ------------ ------------- ------------ ------------ -------------
Net earnings                      $123,050      $83,459      $374,153      $410,243      $385,401     $344,983    $257,358
Income tax expense                  73,357       47,466       211,882       220,955       246,404      220,563     164,540
Interest charges                   448,942      261,474     1,348,242       922,225       977,326      564,640     418,682
Interest portion of rental
  Expense                            4,429        4,519        17,745        19,080        14,898       10,055       7,420
                               ------------ ------------- ------------ ------------- ------------ ------------ -------------

Earnings available to cover
  fixed charges                 $649,778       $396,918   $1,952,022     $1,572,503    $1,624,029   $1,140,241    $848,000
                               ============ ============= ============ ============= ============ ============ =============

Fixed charges
  Interest charges                $448,942     $261,474    $1,348,242      $922,225      $977,326     $564,640    $418,682
  Interest portion of rental
    Expense                          4,429        4,519        17,745        19,080        14,898       10,055       7,420
                               ------------ ------------- ------------ ------------- ------------ ------------ -------------

      Total fixed charges         $453,371     $265,993    $1,365,987      $941,305      $992,224     $574,695    $426,102
                               ============ ============= ============ ============= ============ ============ =============

Ratio of earnings to fixed
  Charges                           1.43           1.49        1.43         1.67          1.64         1.98         1.99
                               ============ ============= ============ ============= ============ ============ =============