Form 10-Q
period 2001-08-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 2001-10-15
CIK 25191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[    X    ]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

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
-----------------------------------------------------------------------------------------------------
                (State or other jurisdiction of                  (IRS Employer
                 incorporation or organization)               Identification No.)

4500 Park Granada, Calabasas, California                             91302
-----------------------------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                         (818) 225-3000
   -------------------------------------------------------------------------------------------------
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

Yes     X      No

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                           Class                         Outstanding at October 11, 2001
                           -----                         -------------------------------
                Common Stock $.05 par value                        122,227,402

PART I
FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

                                           A S S E T S
                                                                                    August 31,                    February 28,
                                                                                       2001                           2001
                                                                            --------------------------     ---------------------------

Cash                                                                               $     333,771                  $     126,496
Mortgage loans and mortgage-backed securities held for sale                            4,662,464                      1,964,018
Trading securities, at market value ($196,946 pledged as collateral)                   5,954,704                      4,050,082
Mortgage servicing rights, net                                                         6,081,322                      5,767,748
Investments in other financial instruments                                             4,083,393                      4,160,314
Securities purchased under agreements to resell                                        4,533,282                      3,109,556
Property, equipment and leasehold improvements, net                                      429,826                        396,943
Other assets                                                                           5,055,888                      3,380,350
                                                                            --------------------------     ---------------------------
         Total assets                                                                $31,134,650                    $22,955,507
                                                                            ==========================     ===========================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                                       $  7,911,095                   $  5,553,143
                                                                            ==========================     ===========================

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                                        $15,085,053                    $11,402,791
Securities sold under agreements to repurchase                                         5,898,946                      3,541,230
Drafts payable issued in connection with mortgage loan closings                        1,100,325                        932,931
Accounts payable, accrued liabilities and other                                        2,957,282                      1,449,288
Deferred income taxes                                                                  1,696,264                      1,570,003
                                                                            --------------------------     ---------------------------
         Total liabilities                                                            26,737,870                     18,896,243

Commitments and contingencies                                                                   -                              -

Company-obligated mandatorily redeemable capital trust pass-
   through securities of subsidiary trusts holding solely Company
   guaranteed related subordinated debt                                                  500,000                        500,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value;
   issued and outstanding, none                                                                 -                              -
Common stock - authorized, 240,000,000 shares of $0.05 par
   value; issued and outstanding, 122,123,346 shares at
   August 31, 2001 and 117,732,249 shares at February 28, 2001                             6,106                          5,887
Additional paid-in capital                                                             1,488,646                      1,307,679
Accumulated other comprehensive income                                                    79,535                        173,249
Retained earnings                                                                      2,322,493                      2,072,449
                                                                            --------------------------     ---------------------------
         Total shareholders' equity                                                    3,896,780                      3,559,264
                                                                            --------------------------     ---------------------------
         Total liabilities and shareholders' equity                                  $31,134,650                    $22,955,507
                                                                            ==========================     ===========================

Borrower and investor custodial accounts                                            $  7,911,095                   $  5,553,143
                                                                            ==========================     ===========================

                     The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

                                                                                          Three Months                                     Six Months
                                                                                        Ended August 31,                                Ended August 31,
                                                                                 2001                     2000                    2001                     2000
                                                                        ----------------------     -------------------     --------------------    --------------------
Revenues
   Loan origination fees                                                      $ 203,034                  $  89,928              $  401,710               $ 174,222
   Gain on sale of loans                                                        250,587                    143,373                 508,196                 276,527
                                                                        ----------------------     -------------------     --------------------    --------------------
      Loan production revenue                                                   453,621                    233,301                 909,906                 450,749

   Interest earned                                                              573,172                    338,826               1,078,846                 597,420
   Interest charges                                                            (479,951)                  (331,980)               (923,716)               (588,776)
                                                                        ----------------------     -------------------     --------------------    --------------------
      Net interest income                                                        93,221                      6,846                 155,130                   8,644

   Loan servicing revenue                                                       373,837                    291,020                 725,781                 563,223
   Amortization & impairment/recovery of  mortgage servicing rights,
      net of hedge                                                             (331,667)                  (134,091)               (639,866)               (252,250)
                                                                        ----------------------     -------------------     --------------------    --------------------
      Net loan administration revenue                                            42,170                    156,929                  85,915                 310,973

   Net premiums earned                                                           91,542                     66,298                 179,166                 128,303
   Commissions, fees and other revenues                                          74,394                     53,448                 114,538                  97,397
                                                                        ----------------------     -------------------     --------------------    --------------------
            Total revenues                                                      754,948                    516,822               1,444,655                 996,066

Expenses
   Salaries and related expenses                                                282,063                    188,902                 543,529                 360,433
   Occupancy and other office expenses                                           94,404                     69,736                 184,634                 136,254
   Marketing expenses                                                            15,614                     19,988                  31,168                  39,747
   Insurance net losses                                                          36,325                     25,835                  70,991                  51,473
   Other operating expenses                                                      87,633                     70,146                 179,017                 135,019
                                                                                                                           --------------------    --------------------
                                                                        ----------------------     -------------------
            Total expenses                                                      516,039                    374,607               1,009,339                 722,926
                                                                        ----------------------     -------------------     --------------------    --------------------

Earnings before income taxes                                                    238,909                    142,215                 435,316                 273,140
   Provision for income taxes                                                    89,675                     51,180                 163,032                  98,646
                                                                        ----------------------     -------------------     --------------------    --------------------

NET EARNINGS                                                                  $ 149,234                  $  91,035              $  272,284               $ 174,494
                                                                        ======================     ===================     ====================    ====================

Earnings per share
   Basic                                                                         $1.25                      $0.80                   $2.29                   $1.53
   Diluted                                                                       $1.20                      $0.77                   $2.20                   $1.49

                                                   The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

                                                                                        Ended August 31,
                                                                                   2001                        2000
                                                                           ---------------------     -------------------
Cash flows from operating activities:
   Net earnings                                                                    $ 272,284            $  174,494
      Adjustments to reconcile net earnings to net cash
         provided (used) by operating activities:
      Gain on sale of available-for-sale securities                                 (129,238)              (13,595)
      Amortization and impairment/recovery of mortgage servicing
      rights                                                                       1,004,946               247,838
      Depreciation and other amortization                                             33,620                33,107
      Deferred income taxes                                                          163,032                98,646

      Origination and purchase of loans held for sale                            (33,523,674)          (30,740,477)
      Principal repayments and sale of loans                                      30,825,228            31,994,285
                                                                           ---------------------     -------------------
           (Increase) decrease in mortgage loans and mortgage-
               backed securities held for sale                                    (2,698,446)            1,253,808

      (Increase) decrease in other financial instruments                             427,007              (504,870)
      Increase in trading securities                                              (1,904,622)           (1,340,776)
      Increase in securities purchased under agreements to resell                 (1,423,726)             (903,418)
      Increase in other assets                                                    (1,662,604)             (525,485)
      Increase in accounts payable and accrued liabilities                         1,461,388               313,522
                                                                           ---------------------     -------------------
         Net cash used by operating activities                                    (4,456,359)           (1,166,729)
                                                                           ---------------------     -------------------
Cash flows from investing activities:
   Additions to mortgage servicing rights, net                                    (1,318,520)             (732,532)
   Additions to available-for-sale securities                                     (1,441,943)              (75,541)
   Purchase of property, equipment and leasehold
      improvements, net                                                              (61,308)              (21,501)
   Proceeds from sale of available-for-sale securities                             1,078,990               260,401
                                                                           ---------------------     -------------------
      Net cash used by investing activities                                       (1,742,781)             (569,173)
                                                                           ---------------------     -------------------
Cash flows from financing activities:
   Net increase in short-term borrowings                                           2,265,114               622,180
   Issuance of long-term debt                                                      5,835,800             1,652,937
   Repayment of long-term debt                                                    (1,846,936)             (517,000)
   Issuance of common stock                                                          174,677                25,882
   Cash dividends paid                                                               (22,240)              (22,732)
                                                                           ---------------------     -------------------
         Net cash provided by financing activities                                 6,406,415             1,761,267
                                                                           ---------------------     -------------------
Net increase in cash                                                                 207,275                25,365
Cash at beginning of period                                                          126,496                59,890
                                                                           ---------------------     -------------------
Cash at end of period                                                              $ 333,771           $    85,255
                                                                           =====================     ===================
Supplemental cash flow information:
   Cash used to pay interest                                                       $ 919,748            $  584,369
   Cash used to pay income taxes                                                 $     1,176           $    11,550
Noncash investing activities:
   Unrealized (loss) gain on available-for-sale securities,
      net of tax                                                                   ($ 93,714)          $    59,442

                              The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands)

                                                                        Three Months                                     Six Months
                                                                      Ended August 31,                                  Ended August 31,
                                                                  2001                    2000                    2001                    2000
                                                         ---------------------    -------------------     -------------------     --------------------

NET EARNINGS                                                    $149,234                $  91,035                $272,284                  $174,494

Other comprehensive income, net of tax:
     Unrealized gains (losses) on available for sale
securities:
        Unrealized holding gains (losses) arising
           during the period, before tax                           9,271                  161,709                (128,262)                 106,735
        Income tax benefit (expense)                              (3,168)                 (58,415)                 48,107                   (38,616)
                                                         ---------------------    -------------------     -------------------     --------------------
        Unrealized holding gains (losses) arising
           during the period, net of tax                           6,103                  103,294                 (80,155)                   68,119
        Less: reclassification adjustment for (gains )
losses included in net earnings, before tax                       42,748                  (13,660)                (21,697)                  (13,595)
        Income tax expense                                       (15,888)                   4,942                   8,138                     4,918
                                                                                  -------------------     -------------------     --------------------
                                                         ---------------------
           Reclassification adjustment for gains
included in net earnings, net of tax                              26,860                   (8,718)                (13,559)                   (8,677)
                                                                                                                                  --------------------
                                                         ---------------------    -------------------     -------------------
Other comprehensive income (loss)                                 32,963                   94,576                 (93,714)                   59,442
                                                         ---------------------                                                    --------------------
                                                                                  -------------------     -------------------
COMPREHENSIVE INCOME (LOSS)                                     $182,197                 $185,611                $178,570                  $233,936
                                                         =====================    ===================     ===================     ====================

                                   The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 2001 of Countrywide Credit Industries, Inc. (the "Company").

      On March 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting For Derivative Instruments And Hedging Activities," and FASB Statement No. 138, "Accounting For Certain Derivative Instruments And Certain Hedging Activities-An Amendment Of FASB Statement NO. 133" (collectively, "FAS 133"). Under FAS 133, all derivative instruments are recognized on the balance sheet at fair value. On the date the Company enters into a derivative contract the Company designates the derivative instrument as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge) or a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative to the extent that it is effective are recorded in other comprehensive income within stockholders' equity and subsequently reclassified to income in the same period (s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in current period net income.

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

      The Company discontinues hedge accounting prospectively when (1) it determines that a derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) a derivative instrument expires or is sold, terminated, or exercised; (3) a derivative instrument is dedesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur or (4) management determines that designation of a derivative instrument as a hedge instrument is no longer appropriate. When hedge accounting is discontinued the derivative instrument will continue to be carried on the balance sheet at its fair value; however, the previously hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative instrument will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued because the hedging instrument is sold or terminated the amount reported in other comprehensive income to the date of sale or termination will continue to be reported in other comprehensive income until the forecasted transaction impacts earnings. In all other situations in which hedge accounting is discontinued , the derivative instrument will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

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

      Certain amounts reflected in the consolidated financial statements for the six-month period ended August 31, 2000 have been reclassified to conform to the presentation for the six-month period ended August 31, 2001.

NOTE B - MORTGAGE SERVICING RIGHTS

      The activity in mortgage servicing rights was as follows:

------------------------------------------------------------------------- - -----------------------------------
                                                                                     Six Months Ended
   (Dollar amounts in thousands)                                                      August 31, 2001
------------------------------------------------------------------------- - -----------------------------------
                                                                            ------------------------------
   Mortgage Servicing Rights
      Balance at beginning of period                                                      $5,876,121
      Additions                                                                            1,318,520
      Scheduled amortization                                                                (461,793)
      Change in fair value attributable to hedged risk                                      (152,780)
                                                                            ------------------------------
      Balance before valuation reserve
              at end of period                                                             6,580,068
                                                                            ------------------------------

    Reserve for Impairment of Mortgage Servicing Rights
      Balance at beginning of period                                                         (108,373)
      Reductions (additions)                                                                 (390,373)
                                                                             -----------------------------
      Balance at end of period                                                               (498,746)
                                                                             -----------------------------
        Mortgage Servicing Rights, net                                                     $6,081,322
                                                                             =============================

---------------------------------------------------------------- ---- ------ ----------------------------- ----

NOTE C – INVESTMENTS IN OTHER FINANCIAL INSTRUMENTS

      Investments in other financial instruments included the following.

 ---------------------------------------------------------------------------------------------------------------------------
                                                                         August 31,                     February 28,
      (Dollar amounts in thousands)                                          2001                           2001
 ---------------------------------------------------------------- ------------------------- --- ----------------------- ----
      Servicing hedge instruments                                           $2,255,095                    $2,407,799
      Mortgage-backed securities retained in securitizations                 1,181,746                     1,202,093
      Insurance company investment portfolio                                   646,552                       550,422
                                                                  -------------------------     -----------------------
                                                                            $4,083,393                    $4,160,314
                                                                  =========================     =======================

 ---------------------------------------------------------------- ------------------------- --- ----------------------- ----

NOTE D – AVAILABLE-FOR-SALE SECURITIES

      Amortized cost and fair value of available-for-sale securities were as follows.

 ---------------------------------------------- ---------------------- --- ------------------------------------------------- --- ---------------------- ----
                                                                                           August 31, 2001
                                                ---------------------- --- ------------------------------------------------- --- ---------------------- ----
                                                                                   Gross                      Gross
                                                     Amortized                  Unrealized                 Unrealized                    Fair
 (Dollar amounts in thousands)                          Cost                       Gains                     Losses                      Value
 ---------------------------------------------- ---------------------- --- ---------------------- --- ---------------------- --- ---------------------- ----

       Mortgage-backed
          securities retained in
          securitizations                               $1,134,594                    $47,214                  ($     62)                $1,181,746
       Principal only securities                         1,347,922                     66,186                     (6,118)                 1,407,990
       Insurance company  investment
          portfolio                                        558,699                     21,856                       (761)                   579,794
                                                ----------------------     ----------------------     ----------------------     ----------------------
                                                        $3,041,215                   $135,256                    ($6,941)                $3,169,530
                                                ======================     ======================     ======================     ======================

 ---------------------------------------------- ---------------------- --- ---------------------- --- ---------------------- --- ---------------------- ----

 ---------------------------------------------- ---------------------- --- ------------------------------------------------- --- ---------------------- ----
                                                                                          February 28, 2001
                                                ---------------------- --- ------------------------------------------------- --- ---------------------- ----
                                                                                   Gross                      Gross
                                                     Amortized                  Unrealized                 Unrealized                    Fair
 (Dollar amounts in thousands)                          Cost                       Gains                     Losses                      Value
 ---------------------------------------------- ---------------------- --- ---------------------- --- ---------------------- --- ---------------------- ----

       Mortgage-backed
          securities retained in
          securitizations                               $1,108,557                   $107,627                   ($14,091)                $1,202,093
       Principal only securities                         1,190,281                    159,318                       (605)                 1,348,994
       Insurance company  investment
          portfolio                                        531,983                     21,637                     (3,198)                   550,422
                                                ----------------------     ----------------------     ----------------------     ----------------------
                                                        $2,830,821                   $288,582                   ($17,894)                $3,101,509
                                                ======================     ======================     ======================     ======================

 ---------------------------------------------- ---------------------- --- ---------------------- --- ---------------------- --- ---------------------- ----

NOTE E - NOTES PAYABLE

      Notes payable consisted of the following.

 -------------------------------------------------------------------------------------------------------------------------
                                                                         August 31,                 February 28,
      (Dollar amounts in thousands)                                       2001                          2001
 -------------------------------------------------------------- ------------------------- --- ----------------------- ----
      Medium-term notes, various series, and Euro Notes                  $14,377,768                   $10,435,510
      Convertible debentures                                                 503,345                       500,717
      Subordinated notes                                                     200,000                       200,000
      Unsecured notes payable                                                      -                       264,196
      Other notes payable                                                      3,940                         2,368
                                                                -------------------------     -----------------------
                                                                         $15,085,053                   $11,402,791
                                                                =========================     =======================

 -------------------------------------------------------------- ------------------------- --- ----------------------- ----

NOTE E - NOTES PAYABLE (Continued)

Medium-Term Notes

      During the six months ended August 31, 2001, CHL, the Company's mortgage banking subsidiary, issued medium term notes under shelf registration statements or pursuant to its Euro medium-term note program as summarized below as follows.

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                                                   Outstanding Balance                                 Interest Rate                       Maturity Date
 ------------------------------   -------------------------------------------------------------------------------------------------
                                     Floating-Rate        Fixed-Rate            Total              From            To                From                 To
                                 -----------------------------------------------------------  --------------- --------------   ------------------  ------------------
         Series I                          $742,000             $30,000          $772,000         4.20%           5.16%           Mar. 2002           May 2002

         Series J                         1,085,000           3,835,000          4,920,000        3.75%           7.05%           Jun. 2002           Aug. 2016

         Euro Notes                          52,700              91,100            143,800        4.24%           4.58%           Apr. 2002           May 2002

                                 -----------------------------------------------------------
       Total                             $1,879,700          $3,956,100         $5,835,800
                                 ===========================================================

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------

      There were $143.8 million in foreign currency-denominated notes issued pursuant to the Euro medium-term notes program outstanding. Such notes are denominated in Japanese Yen. The Company manages the associated foreign currency risk by entering into currency swaps. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into U.S. dollars.

      During the six months ended August 31, 2001, CHL redeemed $1.8 billion of maturing medium term notes.

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

NOTE F - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Servicing Hedge

      In order to mitigate the effect on earnings of MSR impairment that may result from increased current and projected prepayment activity that generally occurs when interest rates decline, the Company maintains a portfolio of financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). The financial instruments that form the Servicing Hedge include interest rate floors, options on interest rate futures, interest rate swaps, interest rate caps, Swaptions, options on MBS, principal-only swaps and P/O securities. A portion of the Servicing Hedge is designed to qualify as a fair value hedge under FAS 133. For the six months ended August 31, 2001, the Company recognized a pre-tax loss of $20.5 million, which represents the ineffective portion of all such FAS 133 fair value hedges of MSRs. This amount is included in amortization and impairment/recovery of mortgage servicing rights, net of hedge, in the income statement. The remaining derivative instruments are free-standing derivatives. These derivatives are marked to fair value and recorded as a component of amortization and impairment/recovery of mortgage servicing rights, net of hedge, in the income statement.

Hedge of Committed Pipeline and Mortgage Loan Inventory

      In order to mitigate the risk that a change in interest rates will result in a decline in the value of the Company's Committed Pipeline or Inventory, the Company enters into hedging transactions. The Inventory is hedged with forward contracts for the sale of loans and net sales of MBS, including options to sell MBS where the Company can exercise the option on or prior to the anticipated settlement date of the MBS. Substantially all of the inventory hedge is designed to qualify as a fair value hedge under FAS 133. For the six months ended August 31, 2001, the Company recognized a pre-tax gain of $12.8 million, representing the ineffective portion of such fair value hedges of inventory. This amount is included in gain on sale of loans in the income statement.

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

Debt Securities

      The Company enters into interest rate swaps to convert a portion of its fixed-rate medium term notes to LIBOR-based floating-rate debt and to convert a portion of its foreign currency fixed-rate medium term notes to U.S. dollar LIBOR-based floating-rate debt. These transactions are designed as fair value hedges under FAS 133. For the six months ended August 31, 2001, the Company recognized a pre-tax gain of $3.5 million, representing the ineffective portion of such fair value hedges of medium-term notes. This amount is included in interest charges in the income statement. In addition the company enters into interest rate swaps to convert a portion of its floating rate medium term notes to fixed-rate debt and convert a portion of its foreign currency fixed-rate medium term notes to US fixed-rate debt. These transactions are designed as a cash flow hedge under FAS 133. There was no ineffective portion of such cash flow hedges during the six months ended August 31, 2001. As of August 31, 2001, the amount of deferred net gains or losses on derivative instruments included in other comprehensive income that is expected to be reclassified as earnings during the next twelve months is not expected to be material.

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

NOTE G – LEGAL PROCEEDINGS

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

NOTE H - SUMMARIZED FINANCIAL INFORMATION

      Summarized financial information for Countrywide Credit Industries, Inc. and subsidiaries was as follows:

------- ------------------------------------------------- -------------- -------------------------------------------------------------------- ---------------------------------
                                                                                                        August 31, 2001

                                                          -------------- -------------------------------------------------------------------- ---------------------------------
                                                           Countrywide Credit       Countrywide Home
             (Dollar amounts in thousands)                  Industries, Inc.          Loans, Inc.         Other Subsidiaries
                                                                                                                                    Eliminations           Consolidated
--------------------------------------------------------- --------------------- -- ------------------- -- ------------------- --- ------------------ -- -------------------- --
  Balance Sheets:

  Mortgage loans and mortgage-backed
  securities held for sale                                    $           -             $  4,662,464           $          -           $           -          $  4,662,464
  Mortgage servicing rights, net                                          -                6,081,322                      -                       -             6,081,322
  Other assets                                                    4,690,302               11,076,508              9,716,667             (5,092,613)            20,390,864
                                                          ---------------------    -------------------    -------------------     ------------------    --------------------
            Total assets                                         $4,690,302              $21,820,294             $9,716,667            ($5,092,613)           $31,134,650
                                                          =====================    ===================    ===================     ==================    ====================

  Company-obligated mandatorily redeemable capital
  trust pass-through securities
                                                               $          -           $            -            $   500,000           $           -         $     500,000

  Short- and long-term debt                                         739,258               15,610,464              6,023,651             (1,389,374)            20,983,999
  Other liabilities                                                  54,264                3,729,048              1,981,121                (10,562)             5,753,871
  Equity                                                          3,896,780                2,480,782              1,211,895             (3,692,677)             3,896,780
                                                          ---------------------    -------------------    -------------------     ------------------    --------------------
            Total liabilities and equity                         $4,690,302              $21,820,294             $9,716,667            ($5,092,613)           $31,134,650
                                                          =====================    ===================    ===================     ==================    ====================

--------------------------------------------------------- --------------------- -- ------------------- -- ------------------- --- ------------------ -- -------------------- --

------- ------------------------------------------------- -------------- -------------------------------------------------------------------- ---------------------------------
                                                                                               Six months ended August 31, 2001

                                                          -------------- -------------------------------------------------------------------- ---------------------------------
                                                           Countrywide Credit       Countrywide Home
             (Dollar amounts in thousands)                  Industries, Inc.          Loans, Inc.         Other Subsidiaries
                                                                                                                                    Eliminations           Consolidated
--------------------------------------------------------- --------------------- -- ------------------- -- ------------------- --- ------------------ -- -------------------- --
  Statements of Earnings:

  Revenues                                                        $   8,603                 $905,499              $548,148               ($17,595)             $1,444,655
  Expenses                                                            4,178                  644,423               378,333                (17,595)              1,009,339
  Provision for income taxes                                          1,670                   98,956                62,406                      -                 163,032
  Equity in net earnings of subsidiaries                            269,529                        -                      -              (269,529)                      -
                                                          ---------------------    -------------------    -------------------     ------------------    --------------------
            Net earnings                                           $272,284                 $162,120              $107,409              ($269,529)            $   272,284
                                                          =====================    ===================    ===================     ==================    ====================

--------------------------------------------------------- --------------------- -- ------------------- -- ------------------- --- ------------------ -- -------------------- --

NOTE H - SUMMARIZED FINANCIAL INFORMATION (Continued)

------- ------------------------------------------------- -------------- -------------------------------------------------------------------- ---------------------------------
                                                                                                       February 28, 2001

                                                          -------------- -------------------------------------------------------------------- ---------------------------------
                                                           Countrywide Credit       Countrywide Home
             (Dollar amounts in thousands)                  Industries, Inc.          Loans, Inc.         Other Subsidiaries
                                                                                                                                    Eliminations           Consolidated
--------------------------------------------------------- --------------------- -- ------------------- -- ------------------- --- ------------------ -- -------------------- --
  Balance Sheets:

  Mortgage loans and mortgage-backed
  securities held for sale                                      $         -             $  1,964,018            $         -            $         -           $  1,964,018
  Mortgage servicing rights, net                                          -                5,767,748                      -                      -              5,767,748
  Other assets                                                    4,343,853                9,155,120              8,336,417             (6,611,649)            15,223,741
                                                          ---------------------    -------------------    -------------------     ------------------    --------------------
            Total assets                                         $4,343,853              $16,886,886            $ 8,336,417            ($6,611,649)           $22,955,507
                                                          =====================    ===================    ===================     ==================    ====================

  Company-obligated mandatorily     redeemable capital
  trust pass-through    securities
                                                                $         -            $           -            $   500,000       $                         $     500,000
                                                                                                                                                  -

  Short- and long-term debt                                         736,630               11,435,760              5,959,565             (3,187,934)            14,944,021
  Other liabilities                                                  47,959                3,068,888                835,658                   (283)             3,952,222
  Equity                                                          3,559,264                2,382,238              1,041,194             (3,423,432)             3,559,264
                                                          ---------------------    -------------------    -------------------     ------------------    --------------------
            Total liabilities and equity                         $4,343,853              $16,886,886             $8,336,417            ($6,611,649)           $22,955,507
                                                          =====================    ===================    ===================     ==================    ====================

--------------------------------------------------------- --------------------- -- ------------------- -- ------------------- --- ------------------ -- -------------------- --

------- ------------------------------------------------- -------------- -------------------------------------------------------------------- ---------------------------------
                                                                                               Six months ended August 31, 2000

                                                          -------------- -------------------------------------------------------------------- ---------------------------------
                                                           Countrywide Credit       Countrywide Home
             (Dollar amounts in thousands)                  Industries, Inc.          Loans, Inc.         Other Subsidiaries
                                                                                                                                    Eliminations           Consolidated
--------------------------------------------------------- --------------------- -- ------------------- -- ------------------- --- ------------------ -- -------------------- --
  Statements of Earnings:

  Revenues                                                      ($    3,211)                $629,454              $370,122           ($       299)               $996,066
  Expenses                                                            4,008                  461,939               257,278                   (299)                722,926
  Provision for income taxes                                         (2,635)                  61,143                40,138                   -                     98,646
  Equity in net earnings of subsidiaries                            179,078                        -                  -                  (179,078)                  -
                                                          ---------------------    -------------------    -------------------     ------------------    --------------------
            Net earnings                                           $174,494                 $106,372              $ 72,706              ($179,078)               $174,494
                                                          =====================    ===================    ===================     ==================    ====================

--------------------------------------------------------- --------------------- -- ------------------- -- ------------------- --- ------------------ -- -------------------- --

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

NOTE I - SEGMENTS AND RELATED INFORMATION (Continued)

      The Processing and Technology Segment activities include internal sub-servicing of the Company's portfolio, as well as mortgage subservicing and subprocessing for other domestic financial institutions and foreign financial institutions (through Global Home Loans, Limited). The Capital Markets Segment purchases mortgage loans through the Correspondent Lending Division, acts as a broker/dealer specializing in mortgages and mortgage-related securities through Countrywide Securities Corporation ("CSC"), and as an agent, facilitates the purchase and sale of bulk servicing rights through Countrywide Servicing Exchange, Inc. ("CSE"). The B2B Insurance Segment includes the activities of Balboa Life and Casualty ("Balboa"), an insurance carrier that offers property and casualty insurance (specializing in creditor-placed insurance), and life and disability insurance, along with Second Charter, Inc., a mortgage reinsurance company. Included in the tables below labeled "Other" are the holding company activities, the activities of Treasury Bank (which was acquired on May 17, 2001) and certain reclassifications to conform management reporting to the consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
                                                                          For the three months ended August 31, 2001
                                            Consumer Businesses                                      Institutional Businesses
                          -------------- --------------- ------------- --------------     -------------- ------------- ------------- --------------
                                         Mortgage-Related                                  Processing
                             Mortgage      Investments       B2C                               and         Capital         B2B
(Dollars in thousands)     Originations                   Insurance        Total           Technology      Markets      Insurance        Total             Other           Total
------------------------- -------------- --------------- ------------- --------------     -------------- ------------- ------------- --------------     ------------ ----------------

External revenues             $462,864      $ 12,208         $11,300       $486,372         $  36,028       $130,585      $101,974      $268,587              ($11)      $754,948
Intersegment revenues                -       (76,213)               -       (76,213)           76,213               -             -       76,213                   -            -
                          -------------- --------------- ------------- --------------     -------------- ------------- ------------- --------------     ------------ ----------------
     Total revenues           $462,864      ($64,005)        $11,300       $410,159          $112,241       $130,585      $101,974      $344,800              ($11)      $754,948
                          ============== =============== ============= ==============     ============== ============= ============= ==============     ============ ================

Segment earnings              $199,790      ($72,325)         $1,139       $128,604           $18,186        $74,409         $22,128    $114,723           ($4,418)      $238,909
   (pre-tax)

Segment assets              $3,929,841   $11,430,647         $91,457    $15,451,945          $212,203    $13,587,343   $1,055,467    $14,855,013          $827,692    $31,134,650

------------------------- -------------- --------------- ------------- -------------- --- -------------- ------------- ------------- -------------- --- ------------ ----------------

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                          For the three months ended August 31, 2000
                                            Consumer Businesses                                      Institutional Businesses
                          -------------- --------------- ------------- --------------     -------------- ------------- ------------- --------------
                                         Mortgage-Related                                  Processing
                             Mortgage      Investments       B2C                               and         Capital         B2B
(Dollars in thousands)     Originations                   Insurance        Total           Technology      Markets      Insurance        Total             Other           Total
------------------------- -------------- --------------- ------------- --------------     -------------- ------------- ------------- --------------     ------------ ----------------

External revenues             $225,351      $129,703          $9,755       $364,809           $10,177        $63,368     $73,862        $147,407            $4,606       $516,822
Intersegment revenues                -       (68,244)               -       (68,244)           68,244               -             -       68,244                   -            -
                          -------------- --------------- ------------- --------------     -------------- ------------- ------------- --------------     ------------ ----------------
     Total revenues           $225,351       $61,459          $9,755       $296,565           $78,421        $63,368     $73,862        $215,651            $4,606       $516,822
                          ============== =============== ============= ==============     ============== ============= ============= ==============     ============ ================

Segment earnings               $32,800       $55,212            $889        $88,901           $14,174        $21,588     $15,754         $51,516            $1,798       $142,215
   (pre-tax)

Segment assets              $1,491,224    $9,202,073         $58,290    $10,751,587          $164,802     $6,412,999    $865,441      $7,443,242           $59,429    $18,254,258

------------------------- -------------- --------------- ------------- -------------- --- -------------- ------------- ------------- -------------- --- ------------ ----------------

NOTE I - SEGMENTS AND RELATED INFORMATION (Continued)

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                           For the six months ended August 31, 2001
                                            Consumer Businesses                                      Institutional Businesses
                          -------------- --------------- ------------- --------------     -------------- ------------- ------------- --------------
                                         Mortgage-Related                                  Processing
                             Mortgage      Investments       B2C                               and         Capital         B2B
(Dollars in thousands)     Originations                   Insurance        Total           Technology      Markets      Insurance        Total             Other           Total
------------------------- -------------- --------------- ------------- --------------     -------------- ------------- ------------- --------------     ------------ ----------------

External revenues             $917,286      $   2,138        $22,251       $941,675           $58,496        $244,073     $199,817      $502,386              $594      $1,444,655
Intersegment revenues                -       (150,000)              -      (150,000)          150,000               -            -       150,000                 -               -
                          -------------- --------------- ------------- --------------     -------------- ------------- ------------- --------------     ------------ ----------------
     Total revenues           $917,286      ($147,862)       $22,251       $791,675          $208,496        $244,073     $199,817      $652,386              $594      $1,444,655
                          ============== =============== ============= ==============     ============== ============= ============= ==============     ============ ================

Segment earnings
   (pre-tax)                  $387,136      ($163,157)        $2,407       $226,386           $37,512        $134,524      $42,554      $214,590           ($5,660)       $435,316

Segment assets              $3,929,841   $11,430,647         $91,457    $15,451,945          $212,203    $13,587,343   $1,055,467    $14,855,013          $827,692        $31,134,650

------------------------- -------------- --------------- ------------- -------------- --- -------------- ------------- ------------- -------------- --- ------------ ----------------

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                           For the six months ended August 31, 2000
                                            Consumer Businesses                                      Institutional Businesses
                          -------------- --------------- ------------- --------------     -------------- ------------- ------------- --------------
                                         Mortgage-Related                                  Processing
                             Mortgage      Investments       B2C                               and         Capital         B2B
(Dollars in thousands)     Originations                   Insurance         Total          Technology      Markets      Insurance        Total             Other           Total
------------------------- -------------- --------------- ------------- --------------     -------------- ------------- ------------- --------------     ------------ ----------------

External revenues            $435,904        $261,743       $19,156         $716,803        $  16,844       $116,347      $142,231      $275,422           $3,841        $996,066
Intersegment revenues                -       (131,651)              -       (131,651)         131,651               -             -      131,651                   -            -
                          -------------- --------------- ------------- --------------     -------------- ------------- ------------- --------------     ------------ ----------------
     Total revenues          $435,904        $130,092       $19,156         $585,152         $148,495       $116,347      $142,231      $407,073           $3,841        $996,066
                          ============== =============== ============= ==============     ============== ============= ============= ==============     ============ ================

Segment earnings
   (pre-tax)                  $60,354        $117,378        $1,949         $179,681          $24,679        $38,489       $30,002       $93,170             $289        $273,140

Segment assets             $1,491,224      $9,202,073       $58,290      $10,751,587         $164,802     $6,412,999      $865,441    $7,443,242          $59,429     $18,254,258

------------------------- -------------- --------------- ------------- -------------- --- -------------- ------------- ------------- -------------- --- ------------ ----------------

NOTE J – IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

      The Company adopted FAS 133 on March 1, 2001. At the date of adoption, the Company recorded certain transition adjustments as required by FAS 133. There was no impact on net income as a result of such transition adjustments. However, such adjustments resulted in the following impact on the Company's balance sheet (in millions).

     Decrease in fair value of derivatives classified as assets                  ($93.7)
     Increase in fair value of derivatives classified as liabilities            ($107.2)
     Decrease in book value of hedged borrowings                                 $107.2
     Increase in book value of MSRs                                               $81.7
     Increase in book value of inventory and other assets                         $12.0

      In November 1999, the Emerging Issues Task Force ("EITF") released Issue No. 99-20, titled "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Asstes." EITF 99-20 is effective for quarters beginning after March 15, 2001. Under the guidelines of EITF 99-20, the accounting treatment of interest income and impairment of beneficial interests in securitization transactions is modified such that beneficial interests which are determined to have an other-than temporary impairment are required to be written down to fair value. The Company adopted EITF 99-20 for the fiscal quarter ended August 31, 2001 and there was no material impact on the Company's financial statements.

      In September 2000, the FASB issued Statement No. 140 (FAS 140), "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces FAS 125 (of the same title). FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125's provisions. The collateral and disclosure provisions of FAS 140 were included in the February 28, 2001 financial statements. All other provisions of this Statement were adopted on April 1, 2001, as required by the statement. The adoption of this statement did not have a material impact on the Company's financial statements.

      In June 2001, the FASB issued Statement No. 141 (FAS 141), titled "Business Combinations." FAS 141 addresses financial accounting and reporting for business combinations and supercedes previously issued authoritative literature on the topic, including APB 16. FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The use of the pooling-of-interests method will no longer be allowed. FAS 141 also provides guidance as to how the purchase method is to be applied. Implementation of FAS 141 is not expected to have a material impact on the Company's financial statements.

      In June 2001, the FASB issued Statement No. 142 (FAS 142), titled "Goodwill and Other Intangibles." Effective January 1, 2002, FAS 142 eliminates the amortization of goodwill and certain other intangible assets. These assets will be reviewed at least annually and assessed for impairment. Implementation of FAS 142 is not expected to have a material impact on the Company's financial statements.

NOTE K - EARNINGS PER SHARE

      Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

      The following table presents basic and diluted EPS for the three and six months ended August 31, 2001 and 2000.

-------------------------------- --- --- ------- -------------------------------------------------- --- ------- ------
                                                         Three Months Ended August 31,
                                 --- --- ------- -------------------------------------------------- --- ------- ------
                                                   2001                                        2000
                                 ------------- ------------- ------------     ------------- ------------ -------------
(Amounts in thousands, except                                 Per-Share                                   Per-Share
per share data)                      Net                       Amount             Net                       Amount
                                   Earnings       Shares                        Earnings      Shares
--------------------------------               ------------- ------------                   ------------ -------------
                                 -------------                                -------------
Net earnings                         $149,234                                      $91,035
                                 =============                                =============

Basic EPS
Net earnings available to
common shareholders                  $149,234       119,480        $1.25           $91,035      114,302         $0.80

Effect of dilutive stock
options                               -               4,603                        -              3,842
                                 ------------- -------------                  ------------- ------------

Diluted EPS
Net earnings available to
common shareholders                  $149,234       124,083        $1.20           $91,035      118,144         $0.77
                                 ============= =============                  ============= ============

-------------------------------- ------------- ------------- ------------ --- ------------- ------------ -------------

NOTE K - EARNINGS PER SHARE (Continued)

-------------------------------- --- --- ------- -------------------------------------------------- --- ------- ------
                                                         Six Months Ended August 31,
                                 --- --- ------- -------------------------------------------------- --- ------- ------
                                                   2001                                        2000
                                 ------------- ------------- ------------     ------------- ------------ -------------
(Amounts in thousands, except                                 Per-Share                                   Per-Share
per share data)                      Net                       Amount             Net                       Amount
                                   Earnings       Shares                        Earnings      Shares
--------------------------------               ------------- ------------                   ------------ -------------
                                 -------------                                -------------
Net earnings                         $272,284                                     $174,494
                                 =============                                =============

Basic EPS
Net earnings available to
common shareholders                  $272,284       118,975        $2.29          $174,494      114,047         $1.53

Effect of dilutive stock
options                               -               4,625                        -              3,180
                                 ------------- -------------                  ------------- ------------

Diluted EPS
Net earnings available to
common shareholders                  $272,284       123,600        $2.20          $174,494      117,227         $1.49
                                 ============= =============                  ============= ============

-------------------------------- ------------- ------------- ------------ --- ------------- ------------ -------------

NOTE L – SUBSEQUENT EVENTS

      On September 25, 2001, the Company declared a cash dividend of $.10 per common share payable October 31, 2001 to shareholders of record on October 15, 2001.

      Effective January 1, 2002, the Company will begin reporting its financial results on a calendar year basis with a December 31 year end. Within 90 days following that date, the Company will issue a 10-K for the 10-month period ending December 31, 2001. In the interim, the Company will report results for its upcoming third fiscal quarter shortly after that quarter ends on November 30, 2001.

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

Quarter Ended August 31, 2001 Compared to Quarter Ended August 31, 2000

OPERATING SEGMENT RESULTS

      The Company's pre-tax earnings by Segment are summarized below.

------------------------------------------------------------ ----------------------------------------------------- -----------
                                                                              Three Months Ended
               (Dollar amounts in thousands)                                      August 31,
------------------------------------------------------------ ----------------------------------------------------- -----------
                                                                   2001                            2000
                                                             ------------------             -------------------
Consumer Businesses:
     Mortgage Originations                                         $199,790                        $32,800
     Mortgage-Related Investments                                   (72,325)                        55,212
     B2C Insurance                                                    1,139                            889
                                                             ------------------             -------------------
          Total Consumer Businesses                                 128,604                         88,901

Institutional Businesses:
     Processing and Technology                                       18,186                         14,174
     Capital Markets                                                 74,409                         21,588
     B2B Insurance                                                   22,128                         15,754
                                                                                            -------------------
                                                             ------------------
          Total Institutional Businesses                            114,723                         51,516
Other                                                                (4,418)                         1,798
                                                             ------------------             -------------------
Pre-tax Earnings                                                   $238,909                       $142,215
                                                             ==================             ===================

------------------------------------------------------------------------------------------------------------------------------

Mortgage Originations Segment

      The Mortgage Originations segment activities include loan origination through the Company's retail branch network (Consumer Markets Division and Full Spectrum Lending, Inc.) and Wholesale Division, the warehousing and sales of such loans and loan closing services.

      Total Consumer Mortgage loan production by Division is summarized below.

---------------------------------------------- ----------------------------------------------------- -----------

               (Dollar amounts in millions)                      Loan Production
                                                                Three Months Ended
                                                                    August 31,
---------------------------------------------- ----------------------------------------------------- -----------
                                                     2001                             2000
                                               ------------------             ----------------------
Consumer Mortgages:
     Consumer Markets Division                       $  9,783                       $  4,386
     Wholesale Lending Division                        10,850                          4,356
      Full Spectrum Lending, Inc.                         510                            402
                                               ------------------             ----------------------
     Total                                            $21,143                         $9,144
                                               ==================             ======================

----------------------------------------------------------------------------------------------------------------

      The increase in pre-tax earnings of $167.0 million in the quarter ended August 31, 2001 as compared to the quarter ended August 31, 2000 was primarily attributable to higher prime credit quality first mortgage loan production and margins combined with improved net interest earned from the mortgage inventory. These increases were partially offset by reduced sales of high-margin home equity loans and higher expenses as a result of the increased production.

Mortgage-Related Investments Segment

      The Mortgage-Related Investments Segment activities include investments in assets retained in the mortgage securitization process, including mortgage servicing rights ("MSRs"), residual interests in asset-backed securities and other mortgage-related assets.

      The decrease in pre-tax earnings of $127.5 million in the quarter ended August 31, 2001 as compared to the quarter ended August 31, 2000 was primarily due to increased amortization and impairment of the MSRs, net of the servicing hedge, and higher servicing expenses, driven by the growth in the servicing portfolio, including the subservicing fee paid to the Processing and Technology Segment. In addition, impairment charges relating to residuals and other retained interests contributed to the decline in pre-tax earnings. These factors were partially offset by an increase in revenues generated from a larger servicing portfolio. As of August 31, 2001, the Company serviced $314.1 billion of loans (including $9.1 billion of loans subserviced for others), up from $270.5 billion (including $5.9 billion of loans subserviced for others) as of August 31, 2000, a 16% increase. The growth in the Company's servicing portfolio since August 31, 2000 was the result of loan production volume and the acquisition of bulk servicing rights. The growth in the servicing portfolio was partially offset by prepayments, partial prepayments and scheduled amortization.

      During the quarter ended August 31, 2001, the annual prepayment rate of the Company's servicing portfolio was 27%, compared to 10% for the quarter ended August 31, 2000. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven primarily by the relative level of mortgage interest rates. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio as of August 31, 2001 was 7.6% compared to 7.8% as of August 31, 2000.

B2C Insurance Segment

      B2C Insurance Segment activities include the operations of Countrywide Insurance Services ("CIS"), an insurance agency that provides homeowners, life, disability and automobile as well as other forms of insurance, primarily to the Company's mortgage customers. The increase in pre-tax earnings of $0.3 million in the quarter ended August 31, 2001 as compared to the quarter ended August 31, 2000 was primarily due to an increase in policies-in-force.

Processing and Technology Segment

      The Processing and Technology Segment activities include internal sub-servicing of the Company's portfolio, as well as mortgage subservicing and subprocessing for other domestic and foreign financial institutions. The increase in pre-tax earnings of $4.0 million in the quarter ended August 31, 2001 as compared to the quarter ended August 31, 2000 was primarily due to growth in the servicing portfolio and subprocessing for foreign financial institutions (through Global Home Loans Limited). During the quarter ended August 31, 2001, Global Home Loans Limited processed 33,479 mortgage loans for others. As of August 31, 2001, Global Home Loans Limited subserviced approximately $45 billion of mortgage loans.

Capital Markets Segment

      The Capital Markets Segment activities primarily include the operations of Countrywide Securities Corporation ("CSC"), a registered broker-dealer specializing in mortgage-related securities, and the Correspondent Lending Division ("CLD"), through which the Company purchases closed loans from mortgage bankers, commercial banks and other financial institutions. The increase in pre-tax earnings of $52.8 million in the quarter ended August 31, 2001 as compared to the quarter ended August 31, 2000 was primarily due to increased prime credit quality loan production and margins in CLD combined with CSC's higher trading volumes.

B2B Insurance Segment

      B2B Insurance Segment includes the activities of Balboa, an insurance carrier that offers property and casualty insurance (specializing in creditor placed insurance), and life and disability insurance together with the activities of Second Charter Reinsurance Company, a mortgage reinsurance company. The increase in pre-tax earnings of $6.4 million in the quarter ended August 31, 2001 as compared to the quarter ended August 31, 2000 was due to increased net written premiums and increased mortgage reinsurance premium volume.

Other

      The decrease in pre-tax earnings in the quarter ended August 31, 2001 as compared to the quarter ended August 31, 2000 is the result of a gain on sale of $4.9 million recognized in the August 31, 2000 quarter related to the disposition of the Company's investment in equity securities.

CONSOLIDATED EARNINGS PERFORMANCE

      Revenues for the quarter ended August 31, 2001 increased 46% to $754.9 million, up from $516.8 million for the quarter ended August 31, 2000. Net earnings increased 64% to $149.2 million for the quarter ended August 31, 2001, up from $91.0 million for the quarter ended August 31, 2000. The increase in revenues and net earnings for the quarter ended August 31, 2001 compared to the quarter ended August 31, 2000 was primarily attributable to increased earnings in the Consumer Mortgage Originations Segment due to increased loan production and improved margins and to improved earnings in the Capital Markets Segment and the Processing and Technology Segment. The increase was partially offset by a decline in earnings from the Mortgage-related Investments Segment due to increased amortization and impairment of the MSRs net of servicing hedge and reduced earnings from other retained interests.

      The total volume of loans produced by the Company increased 107% to $33.5 billion for the quarter ended August 31, 2001, up from $16.2 billion for the quarter ended August 31, 2000. The increase in loan production was driven largely by an increase in refinance activity.

      Total loan production by purpose and by interest rate type is summarized below.

--------------------------------------------------------------------------------------------------- -----------

               (Dollar amounts in millions)                     Loan Production
                                                               Three Months Ended
                                                                   August 31,
--------------------------------------------------------------------------------------------------- -----------
                                                    2001                             2000
                                              ------------------             ----------------------
     Purchase                                        $17,062                         $13,405
     Refinance                                        16,462                           2,789
                                              ------------------             ----------------------
     Total                                            33,524                         $16,194
                                              ==================             ======================
                                              ------------------             ----------------------

     Fixed Rate                                      $28,598                         $13,725
     Adjustable Rate                                   4,926                           2,469
                                              ------------------             ----------------------
     Total                                           $33,524                         $16,194
                                              ==================             ======================

---------------------------------------------------------------------------------------------------------------

      Total loan production by Segment is summarized below.

------------------------------------------------------------------------------------------------- -----------

               (Dollar amounts in millions)                   Loan Production
                                                             Three Months Ended
                                                                 August 31,
------------------------------------------------------------------------------------------------- -----------
                                                  2001                             2000
                                            ------------------             ----------------------
                                            ------------------             ----------------------
Consumer Mortgages                                 $21,143                         $ 9,144
Capital Markets                                     12,381                           7,050
                                            ------------------             ----------------------
     Total                                         $33,524                         $16,194
                                            ==================             ======================

-------------------------------------------------------------------------------------------------------------

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

------------------------------------------- ----------------------------------------------------- -----------
                                                             Non-Traditional
              (Dollar amounts in millions)                   Loan Production
                                                            Three Months Ended
                                                                August 31,
------------------------------------------- ----------------------------------------------------- -----------
                                                 2001                             2000
                                            ------------------             ----------------------
     Sub-prime                                      $1,718                         $1,392
     Home Equity                                     1,786                          1,139
                                            ------------------             ----------------------
     Total                                          $3,504                         $2,531
                                            ==================             ======================

-------------------------------------------------------------------------------------------------------------

      Loan production revenue increased in the quarter ended August 31, 2001 as compared to the quarter ended August 31, 2000 due to increased loan production and improved margins on prime credit quality, first lien mortgages combined with increased trading activity in the Capital Markets Segment, partially offset by reduced sales of high-margin, home equity production and lower margins on sub-prime production. Sub-prime loans contributed $59.9 million to the gain on sale of loans in the quarter ended August 31, 2001 and $62.2 million in the quarter ended August 31, 2000. The sale of home equity loans contributed $10.0 million and $28.4 million to gain on sale of loans in the quarter ended August 31, 2001 and the quarter ended August 31, 2000, respectively. In general, loan production revenue is affected by numerous factors including the volume and mix of loans produced and sold, channel mix, loan pricing decisions, and changes in interest rates.

      Net interest income (interest earned net of interest charges) of $93.2 million for the quarter ended August 31, 2001 was up from net interest income of $6.8 million for the quarter ended August 31, 2000. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan inventory ($64.0 million and $31.2 million for the quarter ended August 31, 2001 and the quarter ended August 31, 2000, respectively); (ii) interest expense related to the Company's mortgage-related investments ($63.1 million and $105.1 million for the quarters ended August 31, 2001 and August 31, 2000, respectively); (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($47.6 million and $61.0 million for the quarters ended August 31, 2001 and August 31, 2000, respectively); and (iv) net interest earned on CSC's net trading portfolio ($28.3 million and $4.8 million for the quarters ended August 31, 2001 and August 31,2000, respectively).

      The increase in net interest income from the mortgage loan inventory was primarily attributable to higher inventory levels combined with an increased net earnings rate during the quarter ended August 31, 2001. The decrease in interest expense related to mortgage-related investments resulted primarily from a decline in short-term rates. The increase in net interest earned on CSC's net trading portfolio is due to increased trading activity in the quarter ended August 31, 2001.

      The Company recorded MSR amortization for the quarter ended August 31, 2001 totaling $234.3 million compared to $116.0 million for the quarter ended August 31, 2000. The Company recorded impairment of $651.4 million for the quarter ended August 31, 2001 compared to impairment of $26.9 million for the quarter ended August 31, 2000. The primary factors affecting the amount of amortization and impairment or impairment recovery of MSRs recorded in an accounting period are the level of prepayments during the period and the change, if any, in estimated future prepayments. To mitigate the effect on earnings of MSR impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). The Company recognized net gains of $554.1 million and $8.9 million from the Servicing Hedge for the quarters ended August 31, 2001 and August 31, 2000, respectively.

      The financial instruments that comprised the Servicing Hedge included interest rate floors, principal only securities ("P/O Securities"), options on interest rate swaps ("Swaptions"), options on MBS, options on interest rate futures, interest rate swaps and interest rate caps. With respect to the floors, options on interest rate futures and MBS, caps, and Swaptions, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. With respect to the interest rate swaps contracts entered into by the Company as of August 31, 2001, the Company estimates that its maximum exposure to loss over the contractual terms is $670 million.

      Salaries and related expenses are summarized below for the quarters ended August 31, 2001 and 2000.

 ----- -------------------------------------- --- --- -------- -------------------------------------------------------------------- ------- --- ------ ------
       (Dollar amounts in thousands)                                      Quarter Ended August 31, 2001
                                                  --- -------- -------------------------------------------------------------------- ------- --- ------ ------
 ----- -------------------------------------- ---
                                                   Consumer Businesses             Institutional                  Corporate
                                                                                    Businesses                 Administration                 Total
 ----- -------------------------------------- --- ----------------------- --- ----------------------- --- ----------------------- --- -----------------------

       Base Salaries                                         $ 56,019                    $57,474                    $34,601                      $148,094

       Incentive Bonus                                         79,163                     20,744                      6,967                       106,874

       Payroll Taxes and Benefits                              13,290                      7,804                      6,001                        27,095
                                                  -----------------------     -----------------------     -----------------------     -----------------------
       Total Salaries and Related
             Expenses                                        $148,472                    $86,022                    $47,569                      $282,063
                                                  =======================     =======================     =======================     =======================

       Average Number of Employees                              7,089                      5,577                      2,040                        14,706

 ----- -------------------------------------- --- ----------------------- --- ----------------------- --- ----------------------- --- -----------------------

 ----- -------------------------------------- --- --- -------- -------------------------------------------------------------------- ------- --- ------ ------
       (Dollar amounts in thousands)                                      Quarter Ended August 31, 2000
                                                  --- -------- -------------------------------------------------------------------- ------- --- ------ ------
 ----- -------------------------------------- ---
                                                   Consumer Businesses             Institutional                  Corporate
                                                                                    Businesses                 Administration                 Total
 ----- -------------------------------------- --- ----------------------- --- ----------------------- --- ----------------------- --- -----------------------

       Base Salaries                                          $64,862                    $36,531                    $26,568                      $127,961

       Incentive Bonus                                         26,991                     10,129                      4,633                        41,753

       Payroll Taxes and Benefits                              10,339                      5,319                      3,530                        19,188
                                                  -----------------------     -----------------------     -----------------------     -----------------------
       Total Salaries and Related
             Expenses                                        $102,192                    $51,979                    $34,731                      $188,902
                                                  =======================     =======================     =======================     =======================

       Average Number of Employees                              6,238                      3,786                      1,694                        11,718

 ----- -------------------------------------- --- ----------------------- --- ----------------------- --- ----------------------- --- -----------------------

      The amount of salaries increased during the quarter ended August 31, 2001 as compared to the quarter ended August 31, 2000 primarily due to an increase within the consumer businesses due to an increase in production volume and institutional businesses due to a larger servicing portfolio, partially offset by an increase in cost deferrals due to reduced sales of home equity production. Incentive bonuses earned during the quarter ended August 31, 2001 increased primarily due to an increase in production volume, additional commissioned sales personnel in the Consumer Origination Segment and increased trading activity in the Capital Markets Segment.

      Occupancy and other office expenses for the quarter ended August 31, 2001 increased to $94.4 million from $69.7 million for the quarter ended August 31, 2000. This was primarily due to higher loan production combined with the growth in the Company's non-mortgage banking activities.

      Marketing expenses for the quarter ended August 31, 2001 decreased 22% to $15.6 million as compared to $20.0 million for the quarter ended August 31, 2000, the bulk of the reduction coming from the Consumer Mortgage Originations Segment.

      Insurance net losses are attributable to insurance claims in the B2B Insurance Segment. Insurance losses were $36.3 million, 36% of B2B Insurance revenues, for the quarter ended August 31, 2001 as compared to $25.8 million, 35% of B2B Insurance revenues, for the quarter ended August 31, 2000. The level of losses recognized in a period is dependent on many factors, a primary driver being the occurrence of natural disasters.

      Other operating expenses were $87.6 million for the quarter ended August 31, 2001 as compared to $70.1 million for the quarter ended August 31, 2000. This increase was primarily due to higher loan production and a larger servicing portfolio combined with growth in the B2B Insurance Segment.

Six Months Ended August 31, 2001 Compared to Six Months Ended August 31, 2000

OPERATING SEGMENT RESULTS

      The Company's pre-tax earnings by segment is summarized below.

--------------------------------------------------------------------------------------------------- -----------
                                                                Six Months Ended
               (Dollar amounts in thousands)                       August 31,
--------------------------------------------------------------------------------------------------- -----------
                                                    2001                            2000
                                              ------------------             -------------------
Consumer Businesses:
     Mortgage Originations                         $ 387,136                      $  60,354
     Mortgage-Related Investments                   (163,157)                       117,378
     B2C Insurance                                     2,407                          1,949
                                              ------------------             -------------------
          Total Consumer Businesses                  226,386                        179,681

Institutional Businesses:
     Processing and Technology                        37,512                         24,679
     Capital Markets                                 134,524                         38,489
     B2B Insurance                                    42,554                         30,002
                                                                             -------------------
                                              ------------------
          Total Institutional Businesses             214,590                         93,170
Other                                                 (5,660)                           289
                                              ------------------             -------------------
Pre-tax Earnings                                    $435,316                       $273,140
                                              ==================             ===================

---------------------------------------------------------------------------------------------------------------

Mortgage Originations Segment

      The Mortgage Originations segment activities include loan origination through the Company's retail branch network (Consumer Markets Division and Full Spectrum Lending, Inc.) and Wholesale Division, the warehousing and sales of such loans and loan closing services.

      Total Consumer Mortgage loan production by Division is summarized below.

------------------------------------------------------------------------------------------------- -----------

               (Dollar amounts in millions)                   Loan Production
                                                              Six Months Ended
                                                                 August 31,
------------------------------------------------------------------------------------------------- -----------
                                                  2001                             2000
                                            ------------------             ----------------------
Consumer Mortgages:
     Consumer Markets Division                     $19,067                       $  8,428
     Wholesale Lending Division                     20,747                          8,418
      Full Spectrum Lending, Inc.                      974                            823
                                            ------------------             ----------------------
     Total                                         $40,788                        $17,669
                                            ==================             ======================

-------------------------------------------------------------------------------------------------------------

      The increase in pre-tax earnings of $326.8 million in the six months ended August 31, 2001 as compared to the six months ended August 31, 2000 was primarily attributable to higher prime credit quality first mortgage loan production and margins partially offset by higher expenses as a result of increased production.

Mortgage-Related Investments Segment

      The Mortgage-Related Investments Segment activities include investments in assets retained in the mortgage securitization process, including mortgage servicing rights ("MSRs"), residual interests in asset-backed securities and other mortgage-related assets.

      The decrease in pre-tax earnings of $280.5 million in the six months ended August 31, 2001 as compared to the six months ended August 31, 2000 was primarily due to increased amortization and impairment of the MSRs net of the servicing hedge, and higher servicing expenses driven by the growth in the servicing portfolio, including the subservicing fee paid to the Processing and Technology Segment. In addition, impairment charges relating to residuals and other retained interests contributed to the decline in pre-tax earnings. These factors were partially offset by an increase in revenues generated from a larger servicing portfolio. As of August 31, 2001, the Company serviced $314.1 billion of loans (including $9.1 billion of loans subserviced for others), up from $270.5 billion (including $5.9 billion of loans subserviced for others) as of August 31, 2000, a 16% increase. The growth in the Company's servicing portfolio since August 31, 2000 was the result of loan production volume and the acquisition of bulk servicing rights. The growth in the servicing portfolio was partially offset by prepayments, partial prepayments and scheduled amortization.

      During the six months ended August 31, 2001, the annual prepayment rate of the Company's servicing portfolio was 28%, compared to 10% for the six months ended August 31, 2000. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven primarily by the relative level of mortgage interest rates. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio as of August 31, 2001 was 7.6% compared to 7.8% as of August 31, 2000.

B2C Insurance Segment

      The B2C Insurance Segment activities include the operations of Countrywide Insurance Services ("CIS"), an insurance agency that provides homeowners, life, disability and automobile as well as other forms of insurance, primarily to the Company's mortgage customers. The increase in pre-tax earnings of $0.5 million in the six months ended August 31, 2001 as compared to the six months ended August 31, 2000 was primarily due to an increase in policies-in-force.

Processing and Technology Segment

      The Processing and Technology Segment activities include internal sub-servicing of the Company's portfolio, as well as mortgage subservicing and subprocessing for other domestic and foreign financial institutions. The increase in pre-tax earnings of $12.8 million in the six months ended August 31, 2001 as compared to the six months ended August 31, 2000 was primarily due to growth in the servicing portfolio and subprocessing for foreign financial institutions.

Capital Markets Segment

      The Capital Markets Segment activities primarily include the operations of Countrywide Securities Corporation ("CSC"), a registered broker-dealer specializing in mortgage-related securities, and the Correspondent Lending Division ("CLD"), through which the Company purchases closed loans from mortgage bankers, commercial banks and other financial institutions. The increase in pre-tax earnings of $96.0 million in the six months ended August 31, 2001 as compared to the six months ended August 31, 2000 was primarily due to increased prime credit quality loan production and margins in CLD combined with CSC's higher trading volumes.

B2B Insurance Segment

      The B2B Insurance Segment includes the activities of Balboa, an insurance carrier that offers property and casualty insurance (specializing in creditor placed insurance), and life and disability insurance together with the activities of Second Charter Reinsurance Company, a mortgage reinsurance company. The increase in pre-tax earnings of $12.6 million in the six months ended August 31, 2001 as compared to the six months ended August 31, 2000 was due to increased net written premiums and increased mortgage reinsurance premium volume.

CONSOLIDATED EARNINGS PERFORMANCE

      Revenues for the six months ended August 31, 2001 increased 45% to $1,444.7 million, up from $996.1 million for the six months ended August 31, 2000. Net earnings increased 56% to $272.3 million for the six months ended August 31, 2001, up from $174.5 million for the six months ended August 31, 2000. The increase in revenues and net earnings for the six months ended August 31, 2001 compared to the six months ended August 31, 2000 was primarily attributable to increased earnings in the Consumer Mortgage Originations Segment due to increased loan production and improved margins and to improved earnings in the Capital Markets Segment and the Processing and Technology Segment. The increase was partially offset by a decline in earnings from the Mortgage-related Investments Segment due to increased amortization and impairment of the MSRs net of servicing hedge and reduced earnings from other retained interests.

      The total volume of loans produced by the Company increased 109% to $64.1 billion for the six months ended August 31, 2001, up from $30.7 billion for the six months ended August 31, 2000. The increase in loan production was driven largely by an increase in refinance activity.

      Total loan production by purpose and by interest rate type is summarized below.

------------------------------------------------ ----------------------------------------------------- -----------

               (Dollar amounts in millions)                        Loan Production
                                                                   Six Months Ended
                                                                      August 31,
------------------------------------------------ ----------------------------------------------------- -----------
                                                       2001                             2000
                                                 ------------------             ----------------------
     Purchase                                            $30,246                        $25,000
     Refinance                                            33,897                          5,740
                                                 ------------------             ----------------------
     Total                                               $64,143                        $30,740
                                                 ==================             ======================
                                                 ------------------             ----------------------

     Fixed Rate                                          $56,380                        $24,870
     Adjustable Rate                                       7,763                          5,870
                                                 ------------------             ----------------------
     Total                                               $64,143                        $30,740
                                                 ==================             ======================

------------------------------------------------------------------------------------------------------------------

      Total loan production by Segment is summarized below.

--------------------------------------------- ----------------------------------------------------- -----------

               (Dollar amounts in millions)                     Loan Production
                                                                Six Months Ended
                                                                   August 31,
--------------------------------------------- ----------------------------------------------------- -----------
                                                    2001                             2000
                                              ------------------             ----------------------
                                              ------------------             ----------------------
Consumer Mortgages                                    $40,788                        $17,669
Capital Markets                                        23,355                         13,071
                                              ------------------             ----------------------
     Total                                            $64,143                        $30,740
                                              ==================             ======================

---------------------------------------------------------------------------------------------------------------

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

-------------------------------------------- ----------------------------------------------------- -----------
                                                              Non-Traditional
              (Dollar amounts in millions)                    Loan Production
                                                              Six Months Ended
                                                                 August 31,
-------------------------------------------- ----------------------------------------------------- -----------
                                                  2001                             2000
                                             ------------------             ----------------------
     Sub-prime                                       $3,058                         $2,832
     Home Equity                                      3,089                          2,270
                                             ------------------             ----------------------
     Total                                           $6,147                         $5,102
                                             ==================             ======================

--------------------------------------------------------------------------------------------------------------

      Loan production revenue increased in the six months ended August 31, 2001 as compared to the six months ended August 31, 2000 due to increased loan production and improved margins on prime credit quality, first lien mortgages combined with increased trading activity in the Capital Markets Segment. Sub-prime loans contributed $124.1 million to the gain on sale of loans in the six months ended August 31, 2001 and $123.0 million in the six months ended August 31, 2000. The sale of home equity loans contributed $47.5 million and $50.1 million to gain on sale of loans in the six months ended August 31, 2001 and the six months ended August 31, 2000, respectively. In general, loan production revenue is affected by numerous factors including the volume and mix of loans produced and sold, channel mix, loan pricing decisions, and changes in interest rates.

      Net interest income (interest earned net of interest charges) of $155.1 million for the six months ended August 31, 2001 was up from net interest income of $8.6 million for the six months ended August 31, 2000. Net interest income is principally a function of: (i) net interest income earned from the Company’s mortgage loan inventory ($120.9 million and $51.8 million for the six months ended August 31, 2001 and the six months ended August 31, 2000, respectively); (ii) interest expense related to the Company’s mortgage-related investments ($134.6 million and $180.8 million for the six months ended August 31, 2001 and August 31, 2000, respectively); (iii) interest income earned from the custodial balances associated with the Company’s servicing portfolio ($100.0 million and $112.8 million for the six months ended August 31, 2001 and August 31, 2000, respectively); (iv) net interest earned on CSC’s net trading portfolio ($44.6 million and $10.8 million for the six months ended August 31, 2001 and August 31,2000, respectively) and (v) interest earned on warehouse lending advances ($7.1 million and $0.7 million for the six months ended August 31, 2001 and August 31, 2000, respectively).

      The increase in net interest income from the mortgage loan inventory was primarily attributable to higher inventory levels combined with an increased net earnings rate during the six months ended August 31, 2001. The decrease in interest expense related to mortgage-related investments resulted primarily from a decline in short-term rates partially offset by an increase in servicing related investments. Interest income earned from the custodial balance decreased due to a decrease in short term interest rates during the six months ended August 31, 2001, which more than offset the increase in balances resulting from the larger servicing portfolio. The increase in net interest earned on CSC's net trading portfolio is due to increased trading activity in the six months ended August 31, 2001.

      The Company recorded MSR amortization for the six months ended August 31, 2001 totaling $461.8 million compared to $224.2 million for the six months ended August 31, 2000. The Company recorded impairment of $624.9 million for the six months ended August 31, 2001 compared to impairment of $23.6 million for the six months ended August 31, 2000. The primary factors affecting the amount of amortization and impairment or impairment recovery of MSRs recorded in an accounting period are the level of prepayments during the period and the change, if any, in estimated future prepayments. To mitigate the effect on earnings of MSR impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). The Company recognized a net gain of $446.8 million and a net loss of $4.4 million from the Servicing Hedge for the six month periods ended August 31, 2001 and August 31, 2000, respectively.

      Salaries and related expenses are summarized below for the six months ended August 31, 2001 and 2000.

 ----- --------------------------------- -------- -------------------------------------------------------------------- ------- --- ------ ------
       (Dollar amounts in thousands)                       Six Months Ended August 31, 2001
                                      -- -------- -------------------------------------------------------------------- ------- --- ------ ------
 ----- -------------------------------
                                      Consumer Businesses             Institutional                  Corporate
                                                                       Businesses                 Administration                 Total
 ----- ----------------------------------------------------- --- ----------------------- --- ----------------------- --- -----------------------

       Base Salaries                            $113,282                   $103,960                    $68,367                      $285,609

       Incentive Bonus                           149,842                     38,126                     14,433                       202,401

       Payroll Taxes and Benefits                 26,520                     15,487                     13,512                        55,519
                                      ----------------------     -----------------------     -----------------------     -----------------------
       Total Salaries and Related
             Expenses                           $289,644                   $157,573                    $96,312                      $543,529
                                      ======================     =======================     =======================     =======================

       Average Number of Employees                 6,696                      5,038                      1,980                        13,714

 ----- ----------------------------------------------------- --- ----------------------- --- ----------------------- --- -----------------------

 ----- ---------------------------------------------------------------------------------------------------- ------- --- ------ ------
       (Dollar amounts in thousands)                         Six Months Ended August 31, 2000
                                       --- -------- -------------------------------------------------------------------- ------- --- ------ ------
 ----- --------------------------------
                                        Consumer Businesses             Institutional                  Corporate
                                                                         Businesses                 Administration                 Total
 ----- ------------------------------------------------------- --- ----------------------- --- ----------------------- --- -----------------------

       Base Salaries                              $124,660                    $69,450                    $51,576                      $245,686

       Incentive Bonus                              48,499                     18,289                      9,087                        75,875

       Payroll Taxes and Benefits                   20,362                     10,447                      8,063                        38,872
                                       -----------------------     -----------------------     -----------------------     -----------------------
       Total Salaries and Related
             Expenses                             $193,521                    $98,186                    $68,726                      $360,433
                                       =======================     =======================     =======================     =======================

       Average Number of Employees                   6,024                      3,671                      1,670                        11,365

 ----- ------------------------------------------------------- --- ----------------------- --- ----------------------- --- -----------------------

      The amount of salaries increased during the six months ended August 31, 2001 as compared to the six months ended August 31, 2000 primarily due to an increase within the institutional businesses due to a larger servicing portfolio. Salaries decreased in Consumer Businesses due to a change in the mix of employees toward commissioned sales personnel, combined with an increase in the deferral of costs as the result of fewer sales of home equity products. Incentive bonuses earned during the six months ended August 31, 2001 increased primarily due to an increase in production volume, additional commissioned sales personnel in the Consumer Origination Segment and increased trading activity in the Capital Markets Segment.

      Occupancy and other office expenses for the six months ended August 31, 2001 increased to $184.6 million from $136.3 million for the six months ended August 31, 2000. This was primarily due to higher loan production combined with the growth in the Company's non-mortgage banking activities.

      Marketing expenses for the six months ended August 31, 2001 decreased 22% to $31.2 million as compared to $39.7 million for the six months ended August 31, 2000, the bulk of the reduction coming from the Consumer Mortgage Originations Segment.

      Insurance net losses are attributable to insurance claims in the B2B Insurance Segment. Insurance losses were $71.0 million, 36% of B2B Insurance revenues, for the six months ended August 31, 2001 as compared to $51.5 million, 36.0% of B2B Insurance revenues, for the six months ended August 31, 2000. The level of losses recognized in a period is dependent on many factors, a primary driver being the occurrence of natural disasters.

      Other operating expenses were $179.0 million for the six months ended August 31, 2001 as compared to $135.0 million for the six months ended August 31, 2000. The increase was primarily due to the higher loan production and a larger servicing portfolio combined with growth in the B2B insurance segment.

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

      Utilizing the sensitivity analyses described above, as of August 31, 2001, the Company estimates that a permanent 0.50% reduction in interest rates, all else being constant, would result in a $1.94 million after-tax loss related to its other financial instruments and MSRs and there would be no loss related to its trading securities. As of August 31, 2001, the Company estimates that this after-tax loss of $1.94 million is the largest such loss that would occur within the range of reasonably possible interest rate changes. These sensitivity analyses are limited by the fact that they are performed at a particular point in time, are subject to the accuracy of various assumptions used, including prepayment forecasts, and do not incorporate other factors that would impact the Company's overall financial performance in such a scenario. Consequently, the preceding estimates should not be viewed as a forecast.

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

Cash Flows

      Operating Activities. In the six months ended August 31, 2001, the Company's operating activities used cash of approximately $4.5 billion on a short-term basis primarily to support an increase in mortgage loan inventory, trading securities and securities purchased under agreements to resale. In the six months ended August 31, 2000, operating activities used cash of approximately $1.2 billion.

      Investing Activities. The primary investing activities for which cash was used by the Company were the investment in MSRs and investments in available-for-sale securities. Net cash used by investing activities was $1.7 billion for the six months ended August 31, 2001 and $0.6 billion for the six months ended August 31, 2000.

      Financing Activities. Net cash provided by financing activities amounted to $6.4 billion for the six months ended August 31, 2001 and $1.8 billion for the six months ended August 31, 2000. The increase in cash flow from financing activities was primarily used to fund the change in the Company’s trading securities, increase in mortgage loan inventory, investment in MSRs and investments in available-for-sale securities.

PROSPECTIVE TRENDS

Applications and Pipeline of Loans in Process

      For the month ended September 30, 2001, the Company received new loan applications at an average daily rate of $888 million. As of September 30, 2001, the Company's pipeline of loans in process was $21.3 billion. This compares to a daily application rate for the month ended September 30, 2000 of $404 million and a pipeline of loans in process as of September 30, 2000 of $9.6 billion. The size of the pipeline is generally an indication of the level of near-term future fundings, as historically 43% to 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK `N SHOP(R)Pipeline as of September 30, 2001 was $3.5 billion and as of September 30, 2000 was $3.1 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage loans, the level of competition in the market, the direction of mortgage rates, seasonal factors and general economic conditions.

Market Factors

      Loan production increased 107% from the quarter ended August 31, 2000 to the quarter ended August 31, 2001. This increase was primarily due to two factors. First, mortgage interest rates were lower in the quarter ended August 31, 2001, resulting in a strong refinance mortgage market. Second, home purchase activity was stronger in the quarter ended August 31, 2001, than in the quarter ended August 31, 2000.

      The prepayment rate in the servicing portfolio increased from 10% for the quarter ended August 31, 2000 to 27% for the quarter ended August 31, 2001.

      The Company's California mortgage loan production (as measured by principal balance) constituted 25% and 21% of its total production during the quarters ended August 31, 2001 and August 31, 2000, respectively. Some regions in which the Company operates have experienced slower economic growth, and real estate financing activity in these regions has been impacted negatively. The Company has striven to diversify its mortgage banking activities geographically to mitigate such effects.

      The delinquency rate in the Company's servicing portfolio, excluding subserviced loans for other clients and GNMA rewarehouse loans sold into a third party-owned conduit, increased to 4.44% at August 31, 2001 from 4.11% as of August 31, 2000. This increase was primarily the result of changes in portfolio mix and aging. Sub-prime loans (which tend to experience higher delinquency rates than prime loans) represented approximately 6% of the total portfolio as of August 31, 2001, up from 5% as of August 31, 2000. In addition, the weighted average age of the FHA and VA loans in the portfolio increased to 37 months at August 31, 2001 from 33 months in August 31, 2000. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. Related late charge income has historically been sufficient to offset incremental servicing expenses resulting from increased loan delinquencies.

      The percentage of loans in the Company's servicing portfolio, excluding subserviced loans for other clients and GNMA rewarehouse loans sold into a third party-owned conduit, that are in foreclosure increased to 0.48% as of August 31, 2001 from 0.42% as of August 31, 2000. Because the Company services substantially all conventional loans on a non-recourse basis, related credit losses are generally the responsibility of the investor or insurer and not the Company. While the Company does not generally retain credit risk with respect to the prime credit quality first mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company. Similarly, government loans serviced by the Company (20% of the Company's servicing portfolio as of August 31, 2001) are insured by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Affairs. The Company is exposed to credit losses to the extent that the partial guarantee provided by the Department of Veterans Affairs is inadequate to cover the total credit losses incurred. For the six months ended August 31, 2001, the Company experienced losses in excess of the VA guaranty of approximately $1.9 million. The Company retains credit risk on the home equity and sub-prime loans it securitizes, through retention of a subordinated interest or through a corporate guarantee of losses up to a negotiated maximum amount. As of August 31, 2001, the Company had investments in such subordinated interests amounting to $597.3 million, net of imbedded credit loss reserves, and had additional reserves amounting to $97.2 million related to the corporate guarantees.

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

     Decrease in fair value of derivatives classified as assets                   ($93.7)
     Increase in fair value of derivatives classified as liabilities             ($107.2)
     Decrease in book value of hedged borrowings                                  $107.2
     Increase in book value of MSRs                                                $81.7
     Increase in book value of inventory and other assets                          $12.0

      In November 1999, the Emerging Issues Task Force ("EITF") released Issue No. 99-20, titled "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Asstes." EITF 99-20 is effective for quarters beginning after March 15, 2001. Under the guidelines of EITF 99-20, the accounting treatment of interest income and impairment of beneficial interests in securitization transactions is modified such that beneficial interests which are determined to have an other-than temporary impairment are required to be written down to fair value. The Company adopted EITF 99-20 for the fiscal quarter ended August 31, 2001 and there was no material impact on the Company's financial statements.

      In September 2000, the FASB issued Statement No. 140 (FAS 140), Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FAS 125 (of the same title). FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125's provisions. The collateral and disclosure provisions of FAS 140 were included in the February 28, 2001 financial statements. All other provisions of this Statement were adopted on April 1, 2001, as required by the statement. The adoption of this statement did not have a material impact on the Company's financial statements.

         In June 2001, the FASB issued Statement No. 141 (FAS 141), titled “Business Combinations.” FAS 141 addresses financial accounting and reporting for business combinations and supercedes previously issued authoritative literature on the topic, including APB 16. FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The use of the pooling-of-interests method will no longer be allowed. FAS 141 also provides guidance as to how the purchase method is to be applied. Implementation of FAS 141 is not expected to have a material impact on the Company’s financial statements.

      In June 2001, the FASB issued Statement No. 142 (FAS 142), titled "Goodwill and Other Intangibles." Effective January 1, 2002, FAS 142 eliminates the amortization of goodwill and certain other intangible assets. These assets will be reviewed at least annually and assessed for impairment. Implementation of FAS 142 is not expected to have a material impact on the Company’s financial statements.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)                     Exhibits

+10.3.5*                Employment Agreement by and between the Company and Angelo R. Mozilo effective
                        March 1, 2001 (incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q dated May 31, 2001).

+10.22*                 Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated
                        August 31, 1996).

+10.22.7*               First Amendment to the 2000 Stock Option Plan of the Company (incorporated by reference to
                        Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q dated May 31, 2001).

+10.22.8                Second Amendment to the 2000 Stock Option Plan of the Company.

+10.22.9                Third Amendment to the 2000 Stock Option Plan of the Company.

+10.26.1                First Amendment to the Company's Annual Incentive Plan.

+10.28*                 Summary of the Termination of Director Emeritus Plan (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form
                        10-Q dated August 31, 2000).

+10.28.1*               Form of Director Emeritus Agreement adopted by the Board of Directors of the Company on
                        May 10, 2001 (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q dated May 31, 2001).

10.35                   (Removed).

12.1                    Computation of the Ratio of Earnings to Fixed Charges

* Incorporated by reference.
+ Constitutes a management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUNTRYWIDE CREDIT INDUSTRIES, INC.
(Registrant)

DATE: October 12, 2001	/s/ Stanford L. Kurland
Executive Managing Director and
Chief Operating Officer

DATE: October 12, 2001	/s/ Thomas K. McLaughlin
Managing Director and
Chief Financial Officer