Form 10-Q
period 2001-11-30
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 2002-01-14
CIK 25191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q (Mark One)

[   X   ]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

OR

[      ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      _______________________  to  __________________________

Commission File Number:     1-8422

COUNTRYWIDE CREDIT INDUSTRIES, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 4500 Park Granada, Calabasas, California (Address of principal executive offices)	13-2641992 (IRS Employer Identification No.) 91302 (Zip Code)

(818) 225-3000
--------------------------------------------------------------------------------------------------
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

Yes   X       No

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class Common Stock $.05 par value	Outstanding at January 10, 2002 122,722,171

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

                                           A S S E T S
                                                                                      November 30,                   February 28,
                                                                                          2001                           2001
                                                                               --------------------------     ---------------------------

Cash                                                                               $        209,888               $        126,496
Mortgage loans and mortgage-backed securities held for sale                               7,674,478                      1,964,018
Trading securities, at market value ($570,077 and  $309,089 pledged as collateral at November 30, 2001 and February 28, 2001, respectively)
                                                                                          6,146,683                      4,050,082
Mortgage servicing rights, net                                                            5,769,375                      5,767,748
Investments in other financial instruments                                                3,770,713                      4,160,314
Securities purchased under agreements to resell                                           4,732,668                      3,109,556
Property, equipment and leasehold improvements, net                                         443,120                        396,943
Other assets                                                                              6,671,241                      3,380,350
                                                                               --------------------------     ---------------------------
         Total assets                                                                   $35,418,166                 $   22,955,507
                                                                               ==========================     ===========================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                                        $   10,664,605                $     5,553,143
                                                                               ==========================     ===========================

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                                        $   15,121,427                 $   11,402,791
Securities sold under agreements to repurchase                                            8,528,227                      3,541,230
Drafts payable issued in connection with mortgage loan closings                           1,602,564                        932,931
Accounts payable, accrued liabilities and other                                           3,819,735                      1,449,288
Deferred income taxes                                                                     1,787,389                      1,570,003
                                                                               --------------------------     ---------------------------
         Total liabilities                                                               30,859,342                     18,896,243

Commitments and contingencies                                                                      -                              -

Company-obligated mandatorily redeemable capital trust pass-
   through securities of subsidiary trusts holding solely Company
   guaranteed related subordinated debt                                                     500,000                        500,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value;
   issued and outstanding, none                                                                    -                              -
Common stock - authorized, 240,000,000 shares of $0.05 par
   value; issued and outstanding, 122,698,753 shares at
   November 30, 2001 and 117,732,249 shares at February 28, 2001                              6,135                          5,887
Additional paid-in capital                                                                1,505,880                      1,307,679
Accumulated other comprehensive income                                                       74,937                        173,249
Retained earnings                                                                         2,471,872                      2,072,449
                                                                               --------------------------     ---------------------------
         Total shareholders' equity                                                       4,058,824                      3,559,264
                                                                               --------------------------     ---------------------------
         Total liabilities and shareholders' equity                                   $  35,418,166                 $   22,955,507
                                                                               ==========================     ===========================

Borrower and investor custodial accounts                                             $   10,664,605                  $   5,553,143
                                                                               ==========================     ===========================
                                                 The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
>CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

                                                                                       Three Months                                     Nine Months
                                                                                    Ended November 30,                              Ended November 30,
                                                                                 2001                     2000                    2001                     2000
                                                                        ----------------------     ------------------      --------------------    --------------------
Revenues
   Loan origination fees                                                    $   258,324               $     99,647             $   660,034             $   273,869
   Gain on sale of loans                                                        312,810                    156,740                 821,006                 433,267
                                                                        ----------------------     ------------------      --------------------    --------------------
      Loan production revenue                                                   571,134                    256,387               1,481,040                 707,136

   Interest earned                                                              552,314                    367,312               1,631,160                 964,732
   Interest charges                                                            (410,198)                  (365,535)             (1,333,914)               (954,311)
                                                                        ----------------------     ------------------      --------------------    --------------------
      Net interest revenue                                                      142,116                      1,777                 297,246                  10,421

   Loan servicing revenue                                                       407,894                    307,238               1,133,675                 870,461
   Amortization & impairment/recovery of mortgage servicing rights,
      net of hedge                                                             (447,388)                  (161,600)             (1,087,254)               (413,850)
                                                                        ----------------------     ------------------      --------------------    --------------------
      Net loan administration revenue                                           (39,494)                   145,638                  46,421                 456,611

   Net premiums earned                                                          104,760                     71,264                 283,926                 199,567
   Commissions, fees and other revenues                                          84,093                     49,610                 198,631                 147,007
                                                                        ----------------------     ------------------      --------------------    --------------------
            Total revenues                                                      862,609                    524,676               2,307,264               1,520,742

Expenses
   Salaries and related expenses                                                331,061                    196,932                 874,590                 557,365
   Occupancy and other office expenses                                          106,354                     67,730                 290,988                 203,984
   Marketing expenses                                                            16,996                     17,563                  48,164                  57,310
   Insurance net losses                                                          47,011                     26,788                 118,002                  78,261
   Other operating expenses                                                     104,144                     66,036                 283,161                 201,055
                                                                                                                           --------------------    --------------------
                                                                        ----------------------     ------------------
            Total expenses                                                      605,566                    375,049               1,614,905               1,097,975
                                                                        ----------------------     ------------------      --------------------    --------------------

Earnings before income taxes                                                    257,043                    149,627                 692,359                 422,767
   Provision for income taxes                                                    96,032                     54,214                 259,064                 152,860
                                                                        ----------------------     ------------------      --------------------    --------------------

NET EARNINGS                                                                $   161,011               $     95,413             $   433,295             $   269,907
                                                                        ======================     ==================      ====================    ====================

Earnings per share
   Basic                                                                         $1.32                       $.83                   $3.61                   $2.36
   Diluted                                                                       $1.27                       $.80                   $3.48                   $2.29

                                                 The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

                                                                                         Nine Months
                                                                                     Ended November 30,
                                                                                  2001                          2000
                                                                         ------------------------     -----------------------
Cash flows from operating activities:
   Net earnings                                                                   $ 433,295                  $  269,907
      Adjustments to reconcile net earnings to net cash
         used by operating activities:
       Gain on sale of available-for-sale securities                               (266,218)                    (37,066)
        Impairment of mortgage-backed securities retained
            in securitization                                                       145,350                       8,645
      Amortization and impairment/recovery of mortgage servicing
rights                                                                            2,183,203                     513,312
      Depreciation and other amortization                                            31,456                      52,921
      Deferred income taxes                                                         259,064                     152,860

      Origination and purchase of loans held for sale                          (106,418,780)                (48,452,386)
      Principal repayments and sale of loans                                    100,708,320                  48,819,161
                                                                         ------------------------     -----------------------
           (Increase) decrease in mortgage loans and mortgage-
               backed securities held for sale                                   (5,710,460)                    366,775

      (Increase) decrease in other financial instruments                            816,477                    (877,235)
      Increase in trading securities                                             (2,096,601)                 (1,386,196)
      Increase in securities purchased under agreements to resell                (1,623,112)                 (2,161,776)
      Increase in other assets                                                   (3,270,757)                   (992,969)
      Increase in accounts payable and accrued liabilities                        1,597,532                     324,228
                                                                         ------------------------     -----------------------
         Net cash used by operating activities                                   (7,500,771)                 (3,766,594)
                                                                         ------------------------     -----------------------
Cash flows from investing activities:
   Additions to mortgage servicing rights, net                                   (2,103,125)                 (1,177,004)
   Additions to available-for-sale securities                                    (2,933,226)                          -
   Purchase of property, equipment and leasehold
      improvements, net                                                             (80,309)                    (30,805)
   Proceeds from sale of available-for-sale securities                            2,395,952                     861,883
                                                                         ------------------------     -----------------------
      Net cash used by investing activities                                      (2,720,708)                   (345,926)
                                                                         ------------------------     -----------------------
Cash flows from financing activities:
   Net increase in short-term borrowings                                          5,468,418                   2,225,452
   Issuance of long-term debt                                                     6,990,800                   2,902,236
   Repayment of long-term debt                                                   (3,037,551)                   (957,050)
    Net increase in deposit liabilities                                             726,513                           -
   Issuance of common stock                                                         190,563                      38,002
   Cash dividends paid                                                              (33,872)                    (34,152)
                                                                         ------------------------     -----------------------
         Net cash provided by financing activities                               10,304,871                   4,174,488
                                                                         ------------------------     -----------------------
Net increase in cash                                                                 83,392                      61,968
Cash at beginning of period                                                         126,496                      59,890
                                                                         ------------------------     -----------------------
Cash at end of period                                                           $   209,888                  $  121,858
                                                                         ========================     =======================
Supplemental cash flow information:
   Cash used to pay interest                                                     $1,316,405                  $  956,513
   Cash used to pay income taxes                                              $       4,741                 $    11,731
Noncash investing activities:
   Unrealized (loss) gain on available-for-sale securities,
      net of tax                                                               $    (98,312)                $    41,189

                                                 The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands)

                                                                       Three Months                                     Nine Months
                                                                    Ended November 30,                                Ended November 30,
                                                                   2001                    2000                    2001                    2000
                                                          ---------------------    -------------------     -------------------     --------------------

NET EARNINGS                                                   $  161,011                $  95,413              $  433,295                $  269,907

Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on available for sale
securities:
        Unrealized holding gains (losses) arising
           during the period, before tax                           91,486                   (5,211)                (36,776)                 101,524
        Income tax (expense) benefit                              (34,252)                   1,965                  13,855                   (36,651)
                                                          ---------------------    -------------------     -------------------     --------------------
        Unrealized holding gains (losses) arising
           during the period, net of tax                           57,234                   (3,246)                (22,921)                   64,873
        Less: reclassification adjustment for (gains)
 losses included in net earnings, before tax                      (99,267)                 (23,470)               (120,964)                  (37,066)
        Income tax expense (benefit)                               37,435                    8,463                  45,573                    13,382
                                                                                   -------------------     -------------------     --------------------
                                                          ---------------------
           Reclassification adjustment for (gains)
losses included in net earnings, net of tax                       (61,832)                 (15,007)                (75,391)                  (23,684)
                                                                                                                                   --------------------
                                                          ---------------------    -------------------     -------------------
Other comprehensive income (loss)                                  (4,598)                 (18,253)                (98,312)                   41,189
                                                          ---------------------                                                    --------------------
                                                                                   -------------------     -------------------

COMPREHENSIVE INCOME                                           $  156,413                 $ 77,160              $  334,983                 $ 311,096
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

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 2001 are not necessarily indicative of the results that may be expected for the ten months ending December 31, 2001 ("Transitional Fiscal Year"). For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended February 28, 2001 of Countrywide Credit Industries, Inc. (the "Company").

         On March 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting For Derivative Instruments And Hedging Activities," and FASB Statement No. 138, "Accounting For Certain Derivative Instruments And Certain Hedging Activities-An Amendment Of FASB Statement No. 133" (collectively, "FAS 133"). Under FAS 133, all derivative instruments are recognized on the balance sheet at fair value. On the date the Company enters into a derivative contract the Company designates the derivative instrument as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge) or a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative to the extent that it is effective are recorded in other comprehensive income within stockholders' equity and subsequently reclassified to income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in current period net income.

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

         The Company discontinues hedge accounting prospectively when (1) it determines that a derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) a derivative instrument expires or is sold, terminated, or exercised; (3) a derivative instrument is de-designated as a hedge instrument because it is unlikely that a forecasted transaction will occur or (4) management determines that designation of a derivative instrument as a hedge instrument is no longer appropriate. When hedge accounting is discontinued the derivative instrument will continue to be carried on the balance sheet at its fair value; however, the previously hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative instrument will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued because the hedging instrument is sold or terminated the amount reported in other comprehensive income to the date of sale or termination will continue to be reported in other comprehensive income until the forecasted transaction impacts earnings. In all other situations in which hedge accounting is discontinued , the derivative instrument will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Certain amounts reflected in the consolidated financial statements for the nine-month period ended November 30, 2000 have been reclassified to conform to the presentation for the nine-month period ended November 30, 2001.

NOTE B - MORTGAGE SERVICING RIGHTS

         The activity in mortgage servicing rights is as follows:

------------------------------------------------------------------------- -- -----------------------------------
                                                                                      Nine Months Ended
   (Dollar amounts in thousands)                                                      November 30, 2001
------------------------------------------------------------------------- -- -----------------------------------
                                                                             ------------------------------
   Mortgage Servicing Rights
      Balance at beginning of period                                               $        5,876,121
      Additions                                                                             2,103,125
      Scheduled amortization                                                                 (729,769)
      Change in fair value attributable to hedged risk                                       (384,692)
                                                                             ------------------------------
      Balance before valuation reserve
              at end of period                                                              6,864,785
                                                                             ------------------------------

    Reserve for Impairment of Mortgage Servicing Rights
      Balance at beginning of period                                                          (108,373)
      Reductions (additions)                                                                  (987,037)
                                                                              -----------------------------
      Balance at end of period                                                              (1,095,410)
                                                                              -----------------------------
        Mortgage Servicing Rights, net                                               $       5,769,375
                                                                              =============================

---------------------------------------------------------------- ---- ------- ----------------------------- ----

NOTE C – INVESTMENTS IN OTHER FINANCIAL INSTRUMENTS

         Investments in other financial instruments include the following.

 --------------------------------------------------------------------------------------------------------------------------------
                                                                             November 30,                    February 28,
      (Dollar amounts in thousands)                                               2001                           2001
 ----------------------------------------------------------------- --- ------------------------- --- ----------------------- ----
      Servicing hedge instruments                                            $    1,388,148               $     2,407,799
      Mortgage-backed securities retained in securitizations                      1,167,328                     1,202,093
      Insurance company investment portfolio                                        648,960                       550,422
      Bank investment portfolio                                                     566,277                             -
                                                                       -------------------------     -----------------------
                                                                             $    3,770,713                $    4,160,314
                                                                       =========================     =======================

 ----------------------------------------------------------------- --- ------------------------- --- ----------------------- ----

NOTE D – AVAILABLE-FOR-SALE SECURITIES

         Amortized cost and fair value of available-for-sale securities are as follows.

 ---------------------------------------- ---------------------- --- ------------------------------------------------- --- ---------------------- ----
                                                                                    November 30, 2001
                                          ---------------------- --- ------------------------------------------------- --- ---------------------- ----
                                                                             Gross                      Gross
                                               Amortized                  Unrealized                 Unrealized                    Fair
 (Dollar amounts in thousands)                    Cost                       Gains                     Losses                      Value
 ---------------------------------------- ---------------------- --- ---------------------- --- ---------------------- --- ---------------------- ----

       Mortgage-backed                           $ 1,076,813            $        90,580                     ($  65)               $ 1,167,328
          securities retained in
          securitizations
       Principal only securities                     863,769                     29,268                       (400)                   892,637
       Insurance company  investment
          portfolio                                  634,627                     17,909                     (3,576)                   648,960
        Bank investment portfolio                    564,917                      2,083                       (723)                   566,277
                                          ----------------------     ----------------------     ----------------------     ----------------------
                                                 $ 3,140,126                $   139,840                  ($  4,764)               $ 3,275,202
                                          ======================     ======================     ======================     ======================

 ---------------------------------------- ---------------------- --- ---------------------- --- ---------------------- --- ---------------------- ----

 ---------------------------------------- ---------------------- --- ------------------------------------------------- --- ---------------------- ----
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
                                          ---------------------- --- ------------------------------------------------- --- ---------------------- ----
                                                                             Gross                      Gross
                                               Amortized                  Unrealized                 Unrealized                    Fair
 (Dollar amounts in thousands)                    Cost                       Gains                     Losses                      Value
 ---------------------------------------- ---------------------- --- ---------------------- --- ---------------------- --- ---------------------- ----

       Mortgage-backed
          securities retained in
          securitizations                         $1,108,557                   $107,627                  ($ 14,091)                $1,202,093
       Principal only securities                   1,190,281                    159,318                       (605)                 1,348,994
       Insurance company  investment
          portfolio                                  531,983                     21,637                     (3,198)                   550,422
                                          ----------------------     ----------------------     ----------------------     ----------------------
                                                  $2,830,821                   $288,582                  ($ 17,894)                $3,101,509
                                          ======================     ======================     ======================     ======================

 ---------------------------------------- ---------------------- --- ---------------------- --- ---------------------- --- ---------------------- ----

NOTE E - NOTES PAYABLE

         Notes payable consists of the following.

 -----------------------------------------------------------------------------------------------------------------------------
                                                                            November 30,                February 28,
      (Dollar amounts in thousands)                                           2001                          2001
 -------------------------------------------------------------- --- ------------------------- --- ----------------------- ----
      Medium-term notes, various series, and Euro Notes:
        Fixed-rate                                                            $9,962,058                   $ 7,158,304
        Floating-rate                                                          4,305,300                     3,277,206
      Convertible debentures                                                     504,602                       500,717
      Subordinated notes                                                         200,000                       200,000
      Secured note payable                                                        75,000                             -
      Unsecured notes payable                                                     71,000                       264,196
      Other notes payable                                                          3,467                         2,368
                                                                    -------------------------     -----------------------
                                                                            $ 15,121,427                   $11,402,791
                                                                    =========================     =======================

 -------------------------------------------------------------- --- ------------------------- --- ----------------------- ----

NOTE E - NOTES PAYABLE (Continued)

Medium-Term Notes

         During the nine months ended November 30, 2001, Countrywide Home Loans ("CHL"), the Company's mortgage banking subsidiary, issued medium term notes under shelf registration statements or pursuant to its Euro medium-term note program as summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                                                   Outstanding Balance                                 Interest Rate                       Maturity Date
                                                                                              ------------------------------   ---------------------------------------
                                 -----------------------------------------------------------
                                     Floating-Rate        Fixed-Rate            Total              From            To                 From                 To
                                 -----------------------------------------------------------  --------------- --------------   -------------------  ------------------
         Series I                          $742,000             $30,000           $772,000        2.17%           4.56%              March 2002            May 2002

        Series J                          1,770,000           4,230,000          6,000,000        2.26%           7.05%                May 2002           Aug. 2016

         Euro Notes                          52,700              91,100            143,800        2.35%           2.55%              April 2002            May 2002

                                 -----------------------------------------------------------
       Total                             $2,564,700          $4,351,100         $6,915,800
                                 ===========================================================

         There were $143.8 million in foreign currency-denominated notes issued pursuant to the Euro medium-term notes program outstanding. Such notes are denominated in Japanese yen. The Company manages the associated foreign currency risk by entering into currency swaps. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into U.S. dollars.

         During the nine months ended November 30, 2001, CHL redeemed $3.0 billion of maturing medium term notes.

NOTE F - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its Loan Servicing Sector with the Loan Production Sector, which are counter-cyclical in nature. In addition, the Company utilizes various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its Committed Pipeline, mortgage loan inventory and MBS held for sale, MSRs, mortgage-backed securities retained in securitizations, trading securities and debt securities. The overall objective of the Company's interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates.

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

Servicing Hedge

         In order to mitigate the effect on earnings of MSR impairment that may result from increased current and projected prepayment activity that generally occurs when interest rates decline, the Company maintains a portfolio of financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). The financial instruments that form the Servicing Hedge include interest rate floors, options on interest rate futures, interest rate swaps, interest rate caps, Swaptions, options on MBS, principal-only swaps and P/O securities. A portion of the Servicing Hedge is designed to qualify as a fair value hedge under FAS 133. For the nine months ended November 30, 2001, the Company recognized a pre-tax gain of $14.3 million, which represents the ineffective portion of all such FAS 133 fair value hedges of MSRs. This amount is included in amortization and impairment/recovery of mortgage servicing rights, net of hedge, in the statement of earnings. The remaining derivative instruments are free-standing derivatives. These derivatives are marked to fair value and recorded as a component of amortization and impairment/recovery of mortgage servicing rights, net of hedge, in the statement of earnings.

Hedge of Committed Pipeline and Mortgage Loan Inventory

         In order to mitigate the risk that a change in interest rates will result in a decline in the value of the Company's Committed Pipeline or Inventory, the Company enters into hedging transactions. The Inventory is hedged with forward contracts for the sale of loans and net sales of MBS, including options to sell MBS where the Company can exercise the option on or prior to the anticipated settlement date of the MBS. Substantially all of the inventory hedge is designed to qualify as a fair value hedge under FAS 133. For the nine months ended November 30, 2001, the Company recognized a pre-tax gain of $13.6 million, representing the ineffective portion of such fair value hedges of inventory. This amount is included in gain on sale of loans in the statement of earnings.

         The Committed Pipeline is hedged with a combination of options on MBS and treasury futures and MBS forward contracts. The underlying MBS to be delivered generally correspond with the composition of the Committed Pipeline.

         The Committed Pipeline, which is comprised of interest rate lock commitments issued on residential mortgage loans to be held for sale, is considered a portfolio of derivative instruments. The Committed Pipeline and the associated free-standing derivative instruments are marked to fair value and recorded as a component of gain on sale of loans in the statement of earnings.

Debt Securities

         The Company enters into interest rate swaps to convert a portion of its fixed-rate medium term notes to LIBOR-based floating-rate debt and to convert a portion of its foreign currency fixed-rate medium term notes to U.S. dollar LIBOR-based floating-rate debt. These transactions are designed as fair value hedges under FAS 133. For the nine months ended November 30, 2001, the Company recognized a pre-tax gain of $5.6 million, representing the ineffective portion of such fair value hedges of medium-term notes. This amount is included in interest charges in the statement of earnings. In addition the company enters into interest rate swaps to convert a portion of its floating-rate medium term notes to fixed-rate debt and convert a portion of its foreign currency floating-rate medium term notes to US fixed-rate debt. These transactions are designed as a cash flow hedge under FAS 133. For the nine months ended November 30, 2001, the Company recognized a pre-tax loss of $1.3 million, representing the ineffective portion of such cash flow hedges. As of November 30, 2001, the amount of deferred net gains or losses on derivative instruments included in other comprehensive income that is expected to be reclassified as earnings during the next twelve months is not expected to be material.

Broker-Dealer Activities

         Countrywide Securities Corporation ("CSC") utilizes derivatives in connection with its trading activities to manage interest-rate risk. These instruments include MBS mandatory forward sale and purchase commitments as well as short sales of cash market U.S. Treasury securities. All such derivatives are considered free-standing and as such are marked to fair value and recorded as a component of gain on sale of loans in the statement of earnings.

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

NOTE H - SUMMARIZED FINANCIAL INFORMATION

         Summarized financial information for Countrywide Credit Industries, Inc. and subsidiaries is as follows:

------- ------------------------------------------------- -------------- -------------------------------------------------------------------- ---------------------------------
                                                                                                       November 30, 2001

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
                                                           Countrywide Credit       Countrywide Home
             (Dollar amounts in thousands)                  Industries, Inc.          Loans, Inc.         Other Subsidiaries
                                                                                                                                    Eliminations           Consolidated
--------------------------------------------------------- --------------------- -- ------------------- -- ------------------- --- ------------------ -- -------------------- --
  Balance Sheets:

  Mortgage loans and mortgage-backed
  securities held for sale                                   $           -              $  7,674,478       $             -         $             -          $   7,674,478
  Mortgage servicing rights, net                                         -                 5,769,375                     -                       -              5,769,375
  Other assets                                                    4,855,915                9,087,462             13,094,142             (5,063,206)            21,974,313
                                                          ---------------------    -------------------    -------------------     ------------------    --------------------
            Total assets                                         $4,855,915              $22,531,315            $13,094,142           ($ 5,063,206)           $35,418,166
                                                          =====================    ===================    ===================     ==================    ====================

  Company-obligated mandatorily     redeemable capital
  trust pass-through    securities                           $           -          $             -            $    500,000        $             -           $    500,000

  Short- and long-term debt                                         740,515               15,561,686              8,729,555             (1,382,102)            23,649,654
  Other liabilities                                                  56,576                4,562,780.             2,618,100                (27,768)             7,209,688
  Equity                                                          4,058,824                2,406,849              1,246,487             (3,653,336)             4,058,824
                                                          ---------------------    -------------------    -------------------     ------------------    --------------------
            Total liabilities and equity                         $4,855,915              $22,531,315            $13,094,142           ($ 5,063,206)           $35,418,166
                                                          =====================    ===================    ===================     ==================    ====================

--------------------------------------------------------- --------------------- -- ------------------- -- ------------------- --- ------------------ -- -------------------- --

------- ------------------------------------------------- -------------- -------------------------------------------------------------------- ---------------------------------
                                                                                              Nine months ended November 30, 2001

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
                                                           Countrywide Credit       Countrywide Home
             (Dollar amounts in thousands)                  Industries, Inc.          Loans, Inc.         Other Subsidiaries
                                                                                                                                    Eliminations           Consolidated
--------------------------------------------------------- --------------------- -- ------------------- -- ------------------- --- ------------------ -- -------------------- --
  Statements of Earnings:

  Revenues                                                       $    7,538               $1,432,297              $893,593              ($ 26,164)             $2,307,264
  Expenses                                                            5,956                1,023,658               611,455                (26,164)              1,614,905
  Provision for income taxes                                            597                  154,261               104,206                       -                259,064
  Equity in net earnings of subsidiaries                            432,310                       -                      -               (432,310)                     -
                                                          ---------------------    -------------------    -------------------     ------------------    --------------------
            Net earnings                                           $433,295              $   254,378              $177,932             ($ 432,310)            $   433,295
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
                                                           Countrywide Credit       Countrywide Home
             (Dollar amounts in thousands)                  Industries, Inc.          Loans, Inc.         Other Subsidiaries
                                                                                                                                    Eliminations           Consolidated
--------------------------------------------------------- --------------------- -- ------------------- -- ------------------- --- ------------------ -- -------------------- --
  Balance Sheets:

  Mortgage loans and mortgage-backed
  securities held for sale                                      $         -             $  1,964,018            $         -            $         -           $  1,964,018
  Mortgage servicing rights, net                                          -                5,767,748                      -                      -              5,767,748
  Other assets                                                    4,343,853                9,155,120              8,336,417             (6,611,649)            15,223,741
                                                          ---------------------    -------------------    -------------------     ------------------    --------------------
            Total assets                                         $4,343,853              $16,886,886            $ 8,336,417           ($ 6,611,649)           $22,955,507
                                                          =====================    ===================    ===================     ==================    ====================

  Company-obligated mandatorily     redeemable capital
  trust pass-through    securities
                                                                $         -            $           -            $   500,000       $                         $     500,000
                                                                                                                                                  -

  Short- and long-term debt                                         736,630               11,435,760              5,959,565             (3,187,934)            14,944,021
  Other liabilities                                                  47,959                3,068,888                835,658                   (283)             3,952,222
  Equity                                                          3,559,264                2,382,238              1,041,194             (3,423,432)             3,559,264
                                                          ---------------------    -------------------    -------------------     ------------------    --------------------
            Total liabilities and equity                         $4,343,853              $16,886,886             $8,336,417           ($ 6,611,649)           $22,955,507
                                                          =====================    ===================    ===================     ==================    ====================

--------------------------------------------------------- --------------------- -- ------------------- -- ------------------- --- ------------------ -- -------------------- --

------- ------------------------------------------------- -------------- -------------------------------------------------------------------- ---------------------------------
                                                                                              Nine months ended November 30, 2000

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
                                                           Countrywide Credit       Countrywide Home
             (Dollar amounts in thousands)                  Industries, Inc.          Loans, Inc.         Other Subsidiaries
                                                                                                                                    Eliminations           Consolidated
--------------------------------------------------------- --------------------- -- ------------------- -- ------------------- --- ------------------ -- -------------------- --
  Statements of Earnings:

  Revenues                                                        $  (6,664)                $955,468              $574,147             $   (2,209)             $1,520,742
  Expenses                                                            6,014                  700,676               393,494                 (2,209)              1,097,975
  Provision for income taxes                                         (4,628)                  92,999                64,489                        -               152,860
  Equity in net earnings of subsidiaries                            277,957                        -                      -              (277,957)                      -
                                                          ---------------------    -------------------    -------------------     ------------------    --------------------
            Net earnings                                           $269,907                 $161,793              $116,164             ($ 277,957)            $   269,907
                                                          =====================    ===================    ===================     ==================    ====================

--------------------------------------------------------- --------------------- -- ------------------- -- ------------------- --- ------------------ -- -------------------- --

NOTE I - SEGMENTS AND RELATED INFORMATION

         The Company has five major segments. They include the Mortgage Banking Segment, the Insurance Segment, the Capital Markets Segment, the Global Operations Segment and the Banking Segment. The Mortgage Banking Segment includes the Production, Servicing and Closing Services Sectors.

         The Production Sector of the Mortgage Banking Segment originates mortgage loans through the Company's retail branch network ("Consumer Markets Division") and Full Spectrum Lending, Inc.; loans sourced through mortgage brokers ("Wholesale Lending Division"); correspondent lending, which buys loans from other financial institutions ("Correspondent Lending Division"). The Servicing Sector of the Mortgage Banking Segment includes activities related to the mortgage servicing rights ("MSRs") associated with the Company's own portfolio and subservicing for other domestic financial institutions. The Closing Services Sector of the Mortgage Banking Segment is comprised of Countrywide's LandSafe companies, which provide credit reports, appraisals, title reports and flood determinations to the Company's Production Sector as well as third parties.

         The Insurance Segment activities include Balboa Life and Casualty, a national provider of property, life and liability insurance; Second Charter Reinsurance Company, a mortgage reinsurance company; and Countrywide Insurance Services, Inc., a national insurance agency offering a full menu of insurance products. The Capital Markets Segment primarily includes the operations of Countrywide Securities Corporation, a registered broker-dealer specializing in mortgage-related

NOTE I - SEGMENTS AND RELATED INFORMATION (Continued)

securities. The Global Operations Segment primarily includes the operations of Global Home Loans, the Company’s European mortgage banking affiliate. The Banking Segment represents the operations of Treasury Bank, N.A., as well as a separate mortgage warehouse lending division. Included in the tables below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                      For the three months ended November 30, 2001
                                             Mortgage Banking                                                          Diversified Businesses
                          -------------- -------------- -------------- --------------     -------------- ------------- ------------- -------------- ------------

                                                        Closing                                            Capital
(Dollars in thousands)      Production     Servicing    Services           Total          Insurance        Markets         Global       Banking        Other          Total

------------------------- -------------- -------------- -------------- --------------     -------------- ------------- ------------- -------------- ------------ --------------

Total revenues             $   678,346   ($   71,047)     $  40,407    $      647,706     $   130,594    $     52,754    $  20,154   $     10,336   $     1,065  $    862,609

Segment earnings                                                                                                                                                )
   (pre-tax)              $    361,052   ($  175,612)     $  20,018    $      205,458     $    25,672    $     20,058   $    1,247   $      5,308   ($       700 $     257,043

Segment assets             $ 9,111,724   $ 11,033,095     $  51,641    $ 20,196,460       $ 1,202,509    $11,704,836      $ 81,691   $ 2,090,264      $142,406    $35,418,166

------------------------- -------------- -------------- -------------- -------------- --- -------------- ------------- ------------- -------------- ------------ --------------

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                      For the three months ended November 30, 2000
                                             Mortgage Banking                                                      Diversified Businesses
                          -------------- -------------- -------------- --------------     -------------- ------------- ------------- -------------- ------------

                                                        Closing                                            Capital
(Dollars in thousands)      Production     Servicing    Services           Total          Insurance        Markets         Global       Banking        Other          Total

------------------------- -------------- -------------- -------------- --------------     -------------- ------------- ------------- -------------- ------------ --------------

Total revenues              $  251,223    $  133,821        $20,480    $     405,524      $    88,268    $     29,211   $  2,505     $       590    ($    1,422) $     524,676

Segment earnings
   (pre-tax)              $     48,582   $    64,193       $  8,243    $     121,018       $   20,061    $       9,638 $     361     ($        69)  ($    1,382) $     149,627

Segment assets              $3,339,433    $9,885,491        $32,635     $13,257,559         $ 966,285     $6,311,294     $43,555        $164,017      $ 56,757    $20,799,467

------------------------- -------------- -------------- -------------- -------------- --- -------------- ------------- ------------- -------------- ------------ --------------

NOTE I - SEGMENTS AND RELATED INFORMATION (Continued)

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                      For the nine months ended November 30, 2001
                                             Mortgage Banking                                                       Diversified Businesses
                          -------------- --------------- ------------- --------------     -------------- ------------- ------------- -------------- ------------

                                                         Closing                                           Capital
(Dollars in thousands)      Production      Servicing    Services          Total          Insurance        Markets         Global       Banking        Other          Total

------------------------- -------------- --------------- ------------- --------------     -------------- ------------- ------------- -------------- ------------ --------------

Total revenues             $ 1,658,755   ($      27,432)  $  104,110   $  1,735,433        $  352,662     $   161,888    $  36,472   $     19,449   $    1,360    $  2,307,264

Segment earnings
   (pre-tax)               $   797,286   ($    303,849)  $    49,333   $     542,770      $    70,634    $     68,823   $    4,247   $       9,987  ($    4,102) $     692,359

Segment assets              $9,111,724   $11,033,095      $   51,641    $20,196,460        $1,202,509    $11,704,836     $81,691      $2,090,264      $142,406     $35,418,166

------------------------- -------------- --------------- ------------- -------------- --- -------------- ------------- ------------- -------------- ------------ --------------

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                      For the nine months ended November 30, 2000
                                             Mortgage Banking                                                        Diversified Businesses
                          -------------- --------------- ------------- --------------     -------------- ------------- ------------- -------------- ------------

                                                         Closing                                           Capital
(Dollars in thousands)      Production      Servicing    Services          Total          Insurance        Markets         Global       Banking        Other          Total

------------------------- -------------- --------------- ------------- --------------     -------------- ------------- ------------- -------------- ------------ --------------

Total revenues             $  711,640    $     409,565    $  58,920     $  1,180,125        $ 249,656    $     81,802  $     4,697   $     1,393     $  3,069    $   1,520,742

Segment earnings
   (pre-tax)               $  115,228    $     204,422    $  22,589    $      342,239      $   52,012    $     27,394   $    2,212   ($        375) ($     715)  $     422,767

Segment assets             $ 3,339,433    $ 9,885,491       $ 32,635    $13,257,559         $ 966,285     $6,311,294      $ 43,555     $ 164,017      $ 56,757    $20,799,467

------------------------- -------------- --------------- ------------- -------------- --- -------------- ------------- ------------- -------------- ------------ --------------

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

        In November 1999, the Emerging Issues Task Force (“EITF”) released Issue No. 99-20, titled “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.” EITF 99-20 is effective for quarters beginning after March 15, 2001. Under the guidelines of EITF 99-20, the accounting treatment of interest income and impairment of beneficial interests in securitization transactions is modified such that beneficial interests which are determined to have an other-than-temporary impairment are required to be written down to fair value through current period earnings. The Company adopted EITF 99-20 for the fiscal quarter ended August 31, 2001 and there was no material impact on the Company’s financial statements.

        In September 2000, the FASB issued Statement No. 140 (FAS 140), “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which replaces FAS 125 (of the same title). FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125‘s provisions. The collateral and disclosure provisions of FAS 140 were included in the February 28, 2001 financial statements. All other

NOTE J - IMPLEMENTATION OF NEW ACCOUNTING STANDARDS (Continued)

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

        In June 2001, the FASB issued Statement No. 142 (FAS 142), titled “Goodwill and Other Intangibles.” Effective January 1, 2002, FAS 142 eliminates the amortization of goodwill and certain other intangible assets. These assets will be reviewed at least annually and assessed for impairment. Implementation of FAS 142 is not expected to have a material impact on the Company’s financial statements.

NOTE K - EARNINGS PER SHARE

         Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

         The following table presents basic and diluted EPS for the three and nine months ended November 30, 2001 and 2000.

-------------------------------- --- --- ------- -------------------------------------------------- --- ------- ------
                                                         Three Months Ended November 30,
                                 --- --- ------- -------------------------------------------------- --- ------- ------
                                                   2001                                        2000
                                 ------------- ------------- -----------      ------------- ------------ -------------
(Amounts in thousands, except                                 Per-Share                                   Per-Share
per share data)                      Net                        Amount            Net                       Amount
                                   Earnings       Shares                        Earnings      Shares
--------------------------------               ------------- -----------                    ------------ -------------
                                 -------------                                -------------
Net earnings                         $161,011                                      $95,413
                                 =============                                =============

Basic EPS
Net earnings available to
common shareholders                  $161,011       122,309       $1.32            $95,413      114,989         $0.83

Effect of dilutive stock
options                               -               4,257                        -              4,369
                                 ------------- -------------                  ------------- ------------

Diluted EPS
Net earnings available to
common shareholders                  $161,011       126,566       $1.27            $95,413      119,358         $0.80
                                 ============= =============                  ============= ============

-------------------------------- ------------- ------------- ----------- ---- ------------- ------------ -------------

NOTE K - EARNINGS PER SHARE (Continued)

-------------------------------- --- --- ------- -------------------------------------------------- --- ------- ------
                                                         Nine Months Ended November 30,
                                 --- --- ------- -------------------------------------------------- --- ------- ------
                                                   2001                                        2000
                                 ------------- ------------- ------------     ------------- ------------ -------------
(Amounts in thousands, except                                 Per-Share                                   Per-Share
per share data)                      Net                       Amount             Net                       Amount
                                   Earnings       Shares                        Earnings      Shares
--------------------------------               ------------- ------------                   ------------ -------------
                                 -------------                                -------------
Net earnings                         $433,295                                     $269,907
                                 =============                                =============

Basic EPS
Net earnings available to
common shareholders                  $433,295       120,078        $3.61          $269,907      114,359         $2.36

Effect of dilutive stock
options                               -               4,499                        -              3,635
                                 ------------- -------------                  ------------- ------------

Diluted EPS
Net earnings available to
common shareholders                  $433,295       124,577        $3.48          $269,907      117,994         $2.29
                                 ============= =============                  ============= ============

-------------------------------- ------------- ------------- ------------ --- ------------- ------------ -------------

NOTE L – SUBSEQUENT EVENTS

         On December 21, 2001, the Company declared a cash dividend of $.10 per common share payable January 31, 2002 to shareholders of record on January 14, 2002.

         Effective January 1, 2002, the Company will begin reporting its financial results on a calendar year basis with a December 31 year-end. Within 90 days following that date, the Company will file a Form 10-K for the 10-month period ending December 31, 2001.

         In August of 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, FAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. FAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                      CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q may contain forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results or those anticipated due to a number of factors such as the direction and level of interest rates, competitive and general economic conditions in each of our business sectors, expense and loss levels in our mortgage, insurance and other business sectors, general economic conditions in the United States and abroad and in the domestic and international areas in which we do business, the legal, regulatory and legislative environments in the markets in which the company operates, changes in accounting and financial reporting standards, decisions by the company to change its business mix, and other risks detailed in documents filed by the company with the Securities and Exchange Commission from time to time. Words like "believe", "expect", "should", "may", "could", "anticipated", "promising" and other expressions which indicate future events and trends identify forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Quarter Ended November 30, 2001 Compared to Quarter Ended November 30, 2000

OPERATING SEGMENT RESULTS

         The Company's pre-tax earnings by Segment are summarized below.

------------------------------------------------------------ ----------------------------------------------------- -----------
                                                                              Three Months Ended
               (Dollar amounts in thousands)                                     November 30,
------------------------------------------------------------ ----------------------------------------------------- -----------
                                                                   2001                            2000
                                                             ------------------             -------------------
Mortgage Banking:
     Production                                                   $ 361,052                      $  48,582
     Servicing                                                     (175,612)                        64,193
     Closing Services                                                20,018                          8,243
                                                             ------------------             -------------------
          Total Mortgage Banking                                    205,458                        121,018
                                                             ------------------             -------------------

Diversified Businesses:
     Insurance                                                       25,672                         20,061
     Capital Markets                                                 20,058                          9,638
     Global Operations                                                1,247                            361
     Banking                                                          5,308                            (69)
     Other                                                             (700)                        (1,382)
                                                                                            -------------------
                                                             ------------------
          Total Diversified Businesses                               51,585                         28,609
                                                             ------------------             -------------------

Pre-tax Earnings                                                  $ 257,043                      $ 149,627
                                                             ==================             ===================

------------------------------------------------------------------------------------------------------------------------------

MORTGAGE BANKING SEGMENT

        The Mortgage Banking Segment is comprised of three distinct business sectors, Production, Servicing and Closing Services. These three sectors are well-defined elements of the Company’s mortgage banking operations and serve to provide balanced operating performance under varying business conditions.

Production Sector

         The Production Sector is comprised of four distribution channels: Consumer-direct lending through Countrywide's 383-branch retail system, telemarketing operations and the Internet (“Consumer Markets Division”); Full Spectrum Lending, Inc., a consumer-direct sub-prime lender with 51 branches; loans sourced through a network of over 15,000 mortgage brokers (“Wholesale Lending Division”); and correspondent lending, which buys loans from other financial institutions, such as banks, savings and loans, credit unions and insurance companies (“Correspondent Lending Division”).

         Total loan production by Division is summarized below.

------------------------------------------------------------ ----------------------------------------------------- -----------

               (Dollar amounts in millions)                                    Loan Production
                                                                              Three Months Ended
                                                                                 November 30,
------------------------------------------------------------ ----------------------------------------------------- -----------
                                                                   2001                             2000
                                                             ------------------             ----------------------
     Consumer Markets Division                                    $  12,809                       $  4,645
     Wholesale Lending Division                                      13,766                          5,218
     Correspondent Lending Division                                  15,081                          7,456
      Full Spectrum Lending, Inc.                                       620                            393
                                                             ------------------             ----------------------
     Total                                                         $ 42,276                       $ 17,712
                                                             ==================             ======================

------------------------------------------------------------------------------------------------------------------------------

         The factors which affect the relative volume of production among the divisions within the Production Sector include the price competitiveness of the various product offerings, the level of mortgage lending activity in each respective market and the success of the Company's sales and marketing efforts.

         The increase in pre-tax earnings of $312.5 million in the quarter ended November 30, 2001 as compared to the quarter ended November 30, 2000 was primarily attributable to greatly higher prime credit quality first mortgage loan production and margins driven largely by re-finances. These increases were partially offset by reduced sales of high-margin home equity loans and higher expenses as a result of the increased production.

Servicing Sector

         The Servicing Sector includes activities related to the mortgage servicing rights ("MSRs") associated with Countrywide's own portfolio and subservicing for other domestic financial institutions. Since the MSRs and other retained interests perform optimally in higher interest rate environments, earnings from the servicing sector act as a natural counter-balance against the production sector, which typically performs better in lower rate environments.

         The decrease in pre-tax earnings of $239.8 million in the quarter ended November 30, 2001 as compared to the quarter ended November 30, 2000 was primarily due to increased amortization and impairment of the MSRs, net of the servicing hedge; a reduction in custodial balance earnings due to a drop in short term rates; and higher servicing expenses driven by the growth in the servicing portfolio. In addition, impairment charges relating to residuals and other retained interests contributed to the decline in pre-tax earnings. These factors were partially offset by an increase in revenues generated from a larger servicing portfolio and a decline in interest expense resulting from a decrease in short term rates. As of November 30, 2001, the Company serviced $331.0 billion of loans (including $9.1 billion of loans subserviced for others), up from $281.5 billion (including $6.5 billion of loans subserviced for others) as of November 30, 2000, an 18% increase. The growth in the Company's servicing portfolio since November 30, 2000 was primarily the result of a strong increase in loan production volume, as well as certain acquisitions of bulk servicing rights. The growth in the servicing portfolio was partially offset by prepayments and scheduled principal amortization.

         During the quarter ended November 30, 2001, the annual prepayment rate of the Company's servicing portfolio was 32%, compared to 10% for the quarter ended November 30, 2000. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven primarily by the relative level of mortgage interest rates. The weighted average interest rate of the mortgage loans in the Company's servicing portfolio as of November 30, 2001 was 7.5% compared to 7.8% as of November 30, 2000.

Closing Services Sector

         The Closing Services Sector is comprised of Countrywide's LandSafe companies, which provide credit reports, appraisals, title reports and flood determinations to Countrywide's Production Sector as well as third parties. The increase in pre-tax earnings of $11.8 million in the quarter ended November 30, 2001 as compared to the quarter ended November 30, 2000 was primarily due to the significant increase in loan origination activity during the period.

DIVERSIFIED BUSINESSES

Insurance Segment

         The Insurance Segment activities include Balboa Life and Casualty, a national provider of property, life and liability insurance; Second Charter Reinsurance Company, a mortgage reinsurance company; and Countrywide Insurance Services, Inc., a national insurance agency offering a full menu of insurance products. The increase in pre-tax earnings of $5.6 million in the quarter ended November 30, 2001 as compared to the quarter ended November 30, 2000 was due to increased net earned premiums.

Capital Markets Segment

         The Capital Markets Segment activities include the operations of Countrywide Securities Corporation ("CSC"), a registered broker-dealer specializing in mortgage-related securities; and a manager of distressed real estate assets. The increase in pre-tax earnings of $10.4 million in the quarter ended November 30, 2001 as compared to the quarter ended November 30, 2000 was largely due to increased activity in the underwriting of mortgage backed securities as well as increased margins and profits from greatly increased trading volumes at CSC.

Global Operations Segment

         The Global Operations Segment primarily includes the operations of Global Home Loans, Countrywide's European mortgage banking affiliate, which provides loan application processing and servicing on behalf of third parties. The increase in pre-tax earnings of $0.9 million in the quarter ended November 30, 2001 as compared to quarter ended November 30, 2000 was attributable to increased volume.

Banking Segment

         The Banking Segment represents the operations of Treasury Bank, N.A. (acquired May 2001), as well as a separate mortgage warehouse lending division. The bank provides the Company with the increased ability to retain mortgage customers and diversify funding sources as well as enabling the insourcing of certain bank-related services. The increase in pre-tax earnings of $5.4 million in the quarter ended November 30, 2001 as compared to the quarter ended November 30, 2000 was primarily attributable to the growth and expansion of warehouse lending activities.

CONSOLIDATED EARNINGS PERFORMANCE

         Revenues for the quarter ended November 30, 2001 increased 64% to $862.6 million, up from $524.7 million for the quarter ended November 30, 2000. Net earnings increased 69% to $161.0 million for the quarter ended November 30, 2001, up from $95.4 million for the quarter ended November 30, 2000. The increase in revenues and net earnings for the quarter ended November 30, 2001 compared to the quarter ended November 30, 2000 was primarily attributable to increased earnings in the Production Sector due to increased loan production and improved margins and to improved earnings in the Closing Services Sector and the Capital Markets Segment. The increase was partially offset by a decline in earnings from the Loan Servicing Segment due to increased amortization and impairment of the MSRs net of servicing hedge and reduced earnings from other retained interests.

         The total volume of loans produced by the Company increased 139% to $42.3 billion for the quarter ended November 30, 2001, up from $17.7 billion for the quarter ended November 30, 2000. The increase in loan production was driven largely by an increase in refinance activity, although purchase loan activity also showed a significant increase.

         Total loan production by purpose and by interest rate type is summarized below.

------------------------------------------------------------ ----------------------------------------------------- -----------

               (Dollar amounts in millions)                                    Loan Production
                                                                              Three Months Ended
                                                                                 November 30,
------------------------------------------------------------ ----------------------------------------------------- -----------
                                                                   2001                             2000
                                                             ------------------             ----------------------
     Purchase                                                        $16,090                        $13,458
     Refinance                                                        26,186                          4,254
                                                             ------------------             ----------------------
     Total                                                           $42,276                        $17,712
                                                             ==================             ======================
                                                             ------------------             ----------------------

     Fixed Rate                                                      $37,161                        $15,823
     Adjustable Rate                                                   5,115                          1,889
                                                             ------------------             ----------------------
     Total                                                           $42,276                        $17,712
                                                             ==================             ======================

------------------------------------------------------------------------------------------------------------------------------

         Non-traditional loan production (which is included in the Company's total volume of loans produced) is summarized below.

------------------------------------------------------------ ----------------------------------------------------- -----------
                                                                              Non-Traditional
              (Dollar amounts in millions)                                    Loan Production
                                                                             Three Months Ended
                                                                                November 30,
------------------------------------------------------------ ----------------------------------------------------- -----------
                                                                  2001                             2000
                                                             ------------------             ----------------------
     Sub-prime                                                       $1,720                         $1,122
     Home Equity                                                      1,838                          1,243
                                                             ------------------             ----------------------
     Total                                                           $3,558                         $2,365
                                                             ==================             ======================

------------------------------------------------------------------------------------------------------------------------------

         Loan production revenue increased in the quarter ended November 30, 2001 as compared to the quarter ended November 30, 2000 due to increased loan production and improved margins on prime credit quality, first lien mortgages combined with increased trading activity in the Capital Markets Segment, partially offset by reduced sales of high-margin, home equity production. Sub-prime loans contributed $73.6 million to the gain on sale of loans in the quarter ended November 30, 2001 and $59.6 million in the quarter ended November 30, 2000. The sale of home equity loans contributed $5.1 million and $38.4 million to gain on sale of loans in the quarter ended November 30, 2001 and the quarter ended November 30, 2000, respectively. In general, loan production revenue is affected by numerous factors including the volume and mix of loans produced and sold, channel mix, loan pricing decisions, and changes in interest rates.

         Net interest income (interest earned net of interest charges) of $142.1 million for the quarter ended November 30, 2001 was up from net interest income of $1.8 million for the quarter ended November 30, 2000. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan inventory ($96.1 million and $16.5 million for the quarter ended November 30, 2001 and the quarter ended November 30, 2000, respectively); (ii) interest expense related to the Company's mortgage-related investments ($49.4 million and $93.3 million for the quarters ended November 30, 2001 and November 30, 2000, respectively); (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($13.5 million and $64.5 million for the quarters ended November 30, 2001 and November 30, 2000, respectively); (iv) net interest earned on the Capital Markets net trading portfolio ($56.6 million and $6.9 million for the quarters ended November 30, 2001 and November 30, 2000, respectively) and (v) net interest earned from banking operations ($8.9 million and $0.5 million for the quarters ended November 30, 2001 and November 30 2000, respectively).

         The increase in net interest income from the mortgage loan inventory was primarily attributable to significantly higher inventory levels combined with an increased net earnings rate during the quarter ended November 30, 2001. The decrease in interest expense from mortgage-related investments resulted primarily from a decline in short-term rates, which more than offset an increase in the amounts financed. Although custodial balances increased due to increased payoff activity, interest earned on custodial balances decreased due to the decline in short term rates. In addition, the Company is obligated to pass through a portion of the payoff float benefit to the certain MBS holders at underlying security rates, which were significantly higher than the short-term rates earned by the Company. The increase in net interest earned on the Capital Markets net trading portfolio is due to increased trading activity and a relatively steep yield curve in the quarter ended November 30, 2001, resulting in increased average balances and improved margins. The increase in net interest margins from banking operations was primarily attributable to growth in warehouse lending activity.

         The Company recorded MSR amortization for the quarter ended November 30, 2001 totaling $268.0 million compared to $132.5 million for the quarter ended November 30, 2000. The Company recorded impairment of $828.6 million for the quarter ended November 30, 2001 compared to impairment of $132.9 million for the quarter November 30, 2000. The primary factors affecting the amount of amortization and impairment or impairment recovery of MSRs recorded in an accounting period are the level of prepayments during the period and the change, if any, in estimated future prepayments. To mitigate the effect on earnings of MSR impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). The Company recognized net gains of $649.2 million and $103.9 million from the Servicing Hedge for the quarters ended November 30, 2001 and November 30, 2000, respectively.

         The financial instruments that comprised the Servicing Hedge included interest rate floors, principal only securities ("P/O Securities"), options on interest rate swaps ("Swaptions"), options on MBS, options on interest rate futures, interest rate swaps and interest rate caps. With respect to the floors, options on interest rate futures and MBS, caps and Swaptions, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. With respect to the interest rate swap contracts entered into by the Company as of November 30, 2001, the Company estimates that its maximum exposure to loss over the contractual terms is $343 million.

         Salaries and related expenses are summarized below for the quarters ended November 30, 2001 and 2000.

 ----- -------------------------------------- --- --- -------- -------------------------------------------------------------------- ------- --- ------ ------
       (Dollar amounts in thousands)                                     Quarter Ended November 30, 2001
                                                  --- -------- -------------------------------------------------------------------- ------- --- ------ ------
 ----- -------------------------------------- ---
                                                     Mortgage Banking         Diversified Businesses              Corporate
                                                                                                               Administration                 Total
 ----- -------------------------------------- --- ----------------------- --- ----------------------- --- ----------------------- --- -----------------------

       Base Salaries                                         $111,284                     $28,895                     $26,650                    $166,829

       Incentive Bonus                                        104,807                      19,649                       7,615                     132,071

       Payroll Taxes and Benefits                              19,637                       3,455                       9,069                      32,161
                                                  -----------------------     -----------------------     -----------------------     -----------------------
       Total Salaries and Related
             Expenses                                        $235,728                     $51,999                     $43,334                    $331,061
                                                  =======================     =======================     =======================     =======================

       Average Number of Employees                             12,390                       2,473                       1,874                      16,737

 ----- -------------------------------------- --- ----------------------- --- ----------------------- --- ----------------------- --- -----------------------

 ----- -------------------------------------- --- --- -------- -------------------------------------------------------------------- ------- --- ------ ------
       (Dollar amounts in thousands)                                     Quarter Ended November 30, 2000
                                                  --- -------- -------------------------------------------------------------------- ------- --- ------ ------
 ----- -------------------------------------- ---
                                                     Mortgage Banking         Diversified Businesses              Corporate
                                                                                                               Administration                 Total
 ----- -------------------------------------- --- ----------------------- --- ----------------------- --- ----------------------- --- -----------------------

       Base Salaries                                          $89,649                     $15,776                     $26,321                    $131,746

       Incentive Bonus                                         31,471                       9,527                       4,612                      45,610

       Payroll Taxes and Benefits                              13,406                       2,117                       4,053                      19,576
                                                  -----------------------     -----------------------     -----------------------     -----------------------
       Total Salaries and Related
             Expenses                                        $134,526                     $27,420                     $34,986                    $196,932
                                                  =======================     =======================     =======================     =======================

       Average Number of Employees                              9,125                       1,311                       1,648                      12,084

 ----- -------------------------------------- --- ----------------------- --- ----------------------- --- ----------------------- --- -----------------------

         The amount of salaries increased during the quarter ended November 30, 2001 as compared to the quarter ended November 30, 2000 primarily due to an increase within the Mortgage Banking sectors due to a significant increase in production volume and a larger servicing portfolio. In addition, increased activity in the Diversified Businesses, including consolidation of a previously non-consolidated European mortgage banking joint venture, contributed to the increase in salaries. Incentive bonuses earned during the quarter ended November 30, 2001 increased primarily due to an increase in production volume, additional commissioned sales personnel in the Production Sector and increased trading activity in the Capital Markets Segment.

         Occupancy and other office expenses for the quarter ended November 30, 2001 increased to $106.4 million from $67.7 million for the quarter ended November 30, 2000. This was primarily due to higher loan production combined with the growth in the Company's non-mortgage banking activities.

         Other operating expenses were $104.1 million for the quarter ended November 30, 2001 as compared to $66.0 million for the quarter ended November 30, 2000. This increase was primarily due to significantly higher loan production activity and a larger servicing portfolio combined with growth in the Insurance Segment.

         Insurance net losses are attributable to insurance claims in the Insurance Segment. Insurance losses were $47.0 million or 36% of Insurance Segment revenues, for the quarter ended November 30, 2001 as compared to $26.8 million and 30% of Insurance Segment revenues, for the quarter ended November 30, 2000. The level of losses recognized in a period is dependent on many factors, a primary driver being the occurrence of natural disasters.

         Marketing expenses for the quarter ended November 30, 2001 changed only slightly, with a decrease of 3% to $17.0 million as compared to $17.6 million for the quarter ended November 30, 2000.

Nine Months Ended November 30, 2001 Compared to Nine Months Ended November 30, 2000

OPERATING SEGMENT RESULTS

         The Company's pre-tax earnings by segment is summarized below.

------------------------------------------------------------ ----------------------------------------------------- -----------
                                                                              Nine Months Ended
               (Dollar amounts in thousands)                                     November 30,
------------------------------------------------------------ ----------------------------------------------------- -----------
                                                                   2001                            2000
                                                             ------------------             -------------------
Mortgage Banking:
     Production                                                   $ 797,286                      $ 115,228
     Servicing                                                     (303,849)                       204,422
     Closing Services                                                49,333                         22,589
                                                             ------------------             -------------------
          Total Mortgage Banking                                    542,770                        342,239
                                                             ------------------             -------------------

Diversified Businesses:
     Insurance                                                       70,634                         52,012
     Capital Markets                                                 68,823                         27,394
     Global Operations                                                4,247                          2,212
     Banking                                                          9,987                           (375)
     Other                                                           (4,102)                          (715)
                                                             ------------------             -------------------
          Total Diversified Businesses                              149,589                         80,528
                                                             ------------------             -------------------

Pre-tax Earnings                                                  $ 692,359                      $ 422,767
                                                             ==================             ===================

------------------------------------------------------------------------------------------------------------------------------

MORTGAGE BANKING SEGMENT

The Mortgage Banking Segment is comprised of three distinct business sectors, Production, Servicing and Closing Services. These three sectors are well-defined elements of the Company’s mortgage banking operations and serve to provide balanced operating performance under varying business conditions.

Production Sector

         The Production Sector is comprised of four distribution channels: Consumer Markets Division, Full Spectrum Lending, Inc., Wholesale Division and Correspondent Lending Division.

         Total loan production by Division is summarized below.

------------------------------------------------------------ ----------------------------------------------------- -----------

               (Dollar amounts in millions)                                    Loan Production
                                                                              Nine Months Ended
                                                                                 November 30,
------------------------------------------------------------ ----------------------------------------------------- -----------
                                                                   2001                             2000
                                                             ------------------             ----------------------
     Consumer Markets Division                                    $  31,876                      $  13,073
     Wholesale Lending Division                                      34,513                         13,636
     Correspondent Lending Division                                  38,436                         20,527
      Full Spectrum Lending, Inc.                                     1,594                          1,216
                                                             ------------------             ----------------------
     Total                                                        $ 106,419                       $ 48,452
                                                             ==================             ======================

------------------------------------------------------------------------------------------------------------------------------

         The increase in pre-tax earnings of $682.1 million for the nine months ended November 30, 2001 as compared to the nine months ended November 30, 2000 was primarily attributable to greatly higher prime credit quality first mortgage loan production and margins driven largely by re-finances. These increases were partially offset by higher expenses as a result of the increased production and reduced sales of high margin home equity loans.

Servicing Sector

         The Servicing Sector includes activities related to the mortgage servicing rights ("MSRs") associated with Countrywide's own portfolio and subservicing for other domestic financial institutions. Since the MSRs and other retained interests perform optimally in higher interest rate environments, earnings from the servicing sector act as a natural counter-balance against the production sector, which typically performs better in lower rate environments.

         The decrease in pre-tax earnings of $508.3 million for the nine months ended November 30, 2001 as compared to the nine months ended November 30, 2000 was primarily due to increased amortization and impairment of the MSRs, net of the servicing hedge; a reduction in custodial balance earnings due to a drop in short term rates; and higher servicing expenses driven by the growth in the servicing portfolio. In addition, impairment charges relating to residuals and other retained interests contributed to the decline in pre-tax earnings. These factors were partially offset by an increase in revenues generated from a larger servicing portfolio and a decline in interest expense resulting from a decrease in short term rates. As of November 30, 2001, the Company serviced $331.0 billion of loans (including $9.1 billion of loans subserviced for others), up from $281.5 billion (including $6.5 billion of loans subserviced for others) as of November 30, 2000, an 18% increase.

         During the nine months ended November 30, 2001, the annual prepayment rate of the Company's servicing portfolio was 30%, compared to 10% for the nine months ended November 30, 2000. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven primarily by the relative level of mortgage interest rates.

Closing Services Sector

         The Closing Services Sector is comprised of Countrywide's LandSafe companies, which provide credit reports, appraisals, title reports and flood determinations to Countrywide's production sector as well as third parties. The increase in pre-tax earnings of $26.7 million for the nine months ended November 30, 2001 as compared to the quarter ended November 30, 2000 was primarily due to the significant increase in loan origination activity during the period.

DIVERSIFIED BUSINESSES

Insurance Segment

         The Insurance Segment activities include Balboa Life and Casualty, a national provider of property, life and liability insurance; Second Charter Reinsurance Company, a mortgage reinsurance company; and Countrywide Insurance Services, Inc., a national insurance agency offering a full menu of insurance products. The increase in pre-tax earnings of $18.6 million for the nine months ended November 30, 2001 as compared to the nine months ended November 30, 2000 was due to increased net earned premiums.

Capital Markets Segment

         The Capital Markets Segment activities include the operations of Countrywide Securities Corporation ("CSC"), a registered broker-dealer specializing in mortgage-related securities; and a manager of distressed real estate assets. The increase in pre-tax earnings of $41.4 million for the nine months ended November 30, 2001 as compared to the nine months ended November 30, 2000 was largely due to increased activity in the underwriting of mortgage backed securities as well as increased margins and profits from greatly increased trading volumes at CSC.

Global Operations Segment

         The Global Operations Segment primarily includes the operations of Global Home Loans, Countrywide's European mortgage banking affiliate, which provides loan application processing and servicing on behalf of third parties. The increase in pre-tax earnings of $2.0 million in the nine months ended November 30, 2001 as compared to the nine months ended November 30, 2000 was attributable to increased volume.

Banking Segment

         The Banking Segment represents the operations of Treasury Bank, N.A., as well as a separate mortgage warehouse lending division. The bank provides the Company with the increased ability to retain mortgage customers and diversify funding sources as well as enabling the insourcing of certain bank-related services. The increase in pre-tax earnings of $10.4 million for the nine months ended November 30, 2001 as compared to the nine months ended November 30, 2000 was primarily attributable to the growth and expansion of warehouse lending activities.

CONSOLIDATED EARNINGS PERFORMANCE

         Revenues for the nine months ended November 30, 2001 increased 52% to $2,307.3 million, up from $1,520.7 million for the nine months ended November 30, 2000. Net earnings increased 61% to $433.3 million for the nine months ended November 30, 2001, up from $269.9 million for the nine months ended November 30, 2000. The increase in revenues and net earnings for the nine months ended November 30, 2001 compared to the nine months ended November 30, 2000 was primarily attributable to increased earnings in the Production Sector due to increased loan production and improved margins and to improved earnings in the Closing Services Sector and the Capital Markets Segment. The increase was partially offset by a decline in earnings from the Servicing Sector due to increased amortization and impairment of the MSRs net of servicing hedge and reduced earnings from other retained interests.

         The total volume of loans produced by the Company increased 120% to $106.4 billion for the nine months ended November 30, 2001, up from $48.5 billion for the nine months ended November 30, 2000. The increase in loan production was driven by a large increase in refinance activity, although purchase loan activity also showed a significant increase.

         Total loan production by purpose and by interest rate type is summarized below.

------------------------------------------------------------ ----------------------------------------------------- -----------

               (Dollar amounts in millions)                                    Loan Production
                                                                              Nine Months Ended
                                                                                 November 30,
------------------------------------------------------------ ----------------------------------------------------- -----------
                                                                   2001                             2000
                                                             ------------------             ----------------------
     Purchase                                                        $46,336                        $38,458
     Refinance                                                        60,083                          9,994
                                                             ------------------             ----------------------
     Total                                                          $106,419                        $48,452
                                                             ==================             ======================
                                                             ------------------             ----------------------

     Fixed Rate                                                      $93,541                        $40,693
     Adjustable Rate                                                  12,878                          7,759
                                                             ------------------             ----------------------
     Total                                                          $106,419                        $48,452
                                                             ==================             ======================

------------------------------------------------------------------------------------------------------------------------------

         Non-traditional loan production (which is included in the Company's total volume of loans produced) is summarized below.

------------------------------------------------------------ ----------------------------------------------------- -----------
                                                                              Non-Traditional
              (Dollar amounts in millions)                                    Loan Production
                                                                             Nine Months Ended
                                                                                November 30,
------------------------------------------------------------ ----------------------------------------------------- -----------
                                                                  2001                             2000
                                                             ------------------             ----------------------
     Sub-prime                                                       $4,778                         $3,954
     Home Equity                                                      4,927                          3,513
                                                             ------------------             ----------------------
     Total                                                           $9,705                         $7,467
                                                             ==================             ======================

------------------------------------------------------------------------------------------------------------------------------

         Loan production revenue increased for the nine months ended November 30, 2001 as compared to the nine months ended November 30, 2000 due to increased loan production and improved margins on prime credit quality, first lien mortgages combined with increased trading activity in the Capital Markets Segment, partially offset by reduced sales of high-margin, home equity production. Sub-prime loans contributed $197.7 million to the gain on sale of loans for the nine months ended November 30, 2001 and $182.6 million for the nine months ended November 30, 2000. The sale of home equity loans contributed $52.7 million and $88.4 million to gain on sale of loans for the nine months ended November 30, 2001 and the nine months ended November 30, 2000, respectively. In general, loan production revenue is affected by numerous factors including the volume and mix of loans produced and sold, channel mix, loan pricing decisions, and changes in interest rates.

         Net interest income (interest earned net of interest charges) of $297.2 million for the nine months ended November 30, 2001 was up from net interest income of $10.4 million for the nine months ended November 30, 2000. Net interest income is principally a function of: (i) net interest income earned from the Company's mortgage loan inventory ($217.1 million and $68.3 million for the nine months ended November 30, 2001 and the nine months ended November 30, 2000, respectively); (ii) interest expense related to the Company's mortgage-related investments ($182.8 million and $273.1 million for the nine months ended November 30, 2001 and November 30, 2000, respectively); (iii) interest income earned from the custodial balances associated with the Company's servicing portfolio ($110.3 million and $177.3 million for the nine months ended November 30, 2001 and November 30, 2000, respectively); (iv) net interest earned on the CSC's net trading portfolio ($101.2 million and $17.7 million for the nine months ended November 30, 2001 and November 30, 2000, respectively); and (v) net interest earned from banking operations ($16.9 million and $1.2 million for the nine months ended November 30, 2001 and November 30 2000, respectively).

         The increase in net interest income from the mortgage loan inventory was primarily attributable to significantly higher inventory levels combined with an increased net earnings rate during the nine months ended November 30, 2001. The decrease in interest expense related to mortgage-related investments resulted primarily from a sharp decline in short-term rates, which more than offset an increase in amounts financed. Interest earned on custodial accounts decreased even though the balance of custodial accounts increased due to increased prepayment activity. These increased balances were more than offset by the decline in short-term rates. In addition, the Company is obligated to pass through a portion of the payoff float benefit to certain MBS holders at underlying security rates, which were significantly higher than the short term rates earned by the Company. The increase in net interest earned on the Capital Markets net trading portfolio is due to increased trading activity and a relatively steep yield curve in the nine months ended November 30, 2001, resulting in increased average balances and improved margins. The increase in net interest margins from banking operations was primarily attributable to growth in warehouse lending activity.

         The Company recorded MSR amortization for the nine months ended November 30, 2001 totaling $729.8 million compared to $356.8 million for the nine months ended November 30, 2000. The Company recorded impairment of $1,453.4 million for the nine months ended November 30, 2001 compared to impairment of $156.5 million for the nine months ended November 30, 2000. The primary factors affecting the amount of amortization and impairment or impairment recovery of MSRs recorded in an accounting period are the level of prepayments during the period and the change, if any, in estimated future prepayments. To mitigate the effect on earnings of MSR impairment that may result from increased current and projected future prepayment activity, the Company acquires financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the "Servicing Hedge"). The Company recognized a net gain of $1,095.9 million and a net gain of $99.5 million from the Servicing Hedge for the nine month periods ended November 30, 2001 and November 30, 2000, respectively.

         Salaries and related expenses are summarized below for the nine months ended November 30, 2001 and 2000.

 ----- -------------------------------------- --- --- -------- -------------------------------------------------------------------- ------- --- ------ ------
       (Dollar amounts in thousands)                                   Nine Months Ended November 30, 2001
                                                  --- -------- -------------------------------------------------------------------- ------- --- ------ ------
 ----- -------------------------------------- ---
                                                     Mortgage Banking         Diversified Businesses              Corporate
                                                                                                               Administration                 Total
 ----- -------------------------------------- --- ----------------------- --- ----------------------- --- ----------------------- --- -----------------------

       Base Salaries                                         $290,010                     $84,973                     $77,455                    $452,438

       Incentive Bonus                                        255,967                      57,087                      21,418                     334,472

       Payroll Taxes and Benefits                              55,421                      10,271                      21,988                      87,680
                                                  -----------------------     -----------------------     -----------------------     -----------------------
       Total Salaries and Related
             Expenses                                        $601,398                    $152,331                    $120,861                    $874,590
                                                  =======================     =======================     =======================     =======================

       Average Number of Employees                             11,037                       1,912                       1,773                      14,722

 ----- -------------------------------------- --- ----------------------- --- ----------------------- --- ----------------------- --- -----------------------

 ----- -------------------------------------- --- --- -------- -------------------------------------------------------------------- ------- --- ------ ------
       (Dollar amounts in thousands)                                   Nine Months Ended November 30, 2000
                                                  --- -------- -------------------------------------------------------------------- ------- --- ------ ------
 ----- -------------------------------------- ---
                                                     Mortgage Banking         Diversified Businesses              Corporate
                                                                                                               Administration                 Total
 ----- -------------------------------------- --- ----------------------- --- ----------------------- --- ----------------------- --- -----------------------

       Base Salaries                                         $254,360                     $43,600                     $79,472                    $377,432

       Incentive Bonus                                         81,592                      26,438                      13,454                     121,484

       Payroll Taxes and Benefits                              40,325                       5,849                      12,275                      58,449
                                                  -----------------------     -----------------------     -----------------------     -----------------------
       Total Salaries and Related
             Expenses                                        $376,277                     $75,887                    $105,201                    $557,365
                                                  =======================     =======================     =======================     =======================

       Average Number of Employees                              8,742                       1,239                       1,624                      11,605

 ----- -------------------------------------- --- ----------------------- --- ----------------------- --- ----------------------- --- -----------------------

         The amount of salaries increased during the nine months ended November 30, 2001 as compared to the nine months ended November 30, 2000 primarily due to an increase within the Mortgage Banking sectors due to a significant increase in production volume and a larger servicing portfolio. In addition, increased activity in the Diversified Businesses, including consolidation of a previously non-consolidated European mortgage banking joint venture, contributed to the increase in salaries. Incentive bonuses earned during the nine months ended November 30, 2001 increased primarily due to an increase in production volume, additional commissioned sales personnel in the Production Sector and increased trading activity in the Capital Markets Segment.

         Occupancy and other office expenses for the nine months ended November 30, 2001 increased 43% to $291.0 million from $204.0 million for the nine months ended November 30, 2000. This was primarily due to higher loan production combined with the growth in the Company's non-mortgage banking activities.

         Other operating expenses were $283.2 million for the nine months ended November 30, 2001 as compared to $201.1 million for the nine months ended November 30, 2000. The increase was primarily due to the higher loan production and a larger servicing portfolio combined with growth in the Insurance Segment.

         Insurance net losses are attributable to insurance claims in the Insurance Segment. Insurance losses were $118.0 million or 33% of Insurance revenues, for the nine months ended November 30, 2001 as compared to $78.3 million and 31.0% of Insurance revenues, for the nine months ended November 30, 2000. The level of losses recognized in a period is dependent on many factors, a primary driver being the occurrence of natural disasters.

         Marketing expenses for the nine months ended November 30, 2001 decreased 16% to $48.2 million as compared to $57.3 million for the nine months ended November 30, 2000, the bulk of the reduction coming from the Production Sector.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its loan production and loan servicing operations, which are counter cyclical in nature. In addition, the Company utilizes various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its committed pipeline, mortgage loan inventory and MBS held for sale, MSRs, mortgage-backed securities retained in securitizations, trading securities and debt securities. The overall objective of the Company's interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates.

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

         Utilizing the sensitivity analyses described above, as of November 30 2001, the Company estimates that a permanent 0.50% reduction in interest rates, all else being constant, would result in a $81.7 million after-tax loss related to its other financial instruments and MSRs and there would be no loss related to its trading securities. As of November 30, 2001, the Company estimates that this after-tax loss of $81.7 million is the largest such loss that would occur within the range of reasonably possible interest rate changes. These sensitivity analyses are limited by the fact that they are performed at a particular point in time, are subject to the accuracy of various assumptions used, including prepayment forecasts, and do not incorporate other factors that would impact the Company's overall financial performance in such a scenario. Consequently, the preceding estimates should not be viewed as a forecast.

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

INFLATION

         Inflation affects the Company most significantly in the areas of Mortgage Banking and Capital Markets. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates increase, loan production decreases, particularly from loan refinancings. Although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by an improving economy or the anticipation of increasing real estate values. In such periods of reduced loan production, production margins may decline due to increased competition resulting from overcapacity in the market. In a higher interest rate environment, loan servicing earnings are enhanced because prepayment rates tend to slow down thereby extending the average life of the Company's servicing portfolio and reducing amortization and impairment of the MSRs, and because the rate of interest earned from the custodial balances tends to increase. Conversely, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the prevailing mortgage rates), thereby decreasing the average life of the Company's servicing portfolio and adversely impacting its loan servicing earnings primarily due to increased amortization and impairment of the MSRs, and decreased earnings from residual investments. The Servicing Hedge is designed to mitigate the impact of changing interest rates on loan servicing earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company is dependent upon the secondary mortgage market as the principal source of permanent funding for its loan production. The Company's principal on balance sheet financing needs related to its Mortgage Banking Segment are the financing of its mortgage loan inventory, investment in MSRs and available-for-sale securities. To meet these needs, the Company currently utilizes commercial paper supported by revolving credit facilities, medium-term notes, MBS repurchase agreements, subordinated notes, pre-sale funding facilities, redeemable capital trust pass-through securities, convertible debentures and cash flow from operations. In addition, in the past the Company has utilized whole loan repurchase agreements, servicing-secured bank facilities, private placements of unsecured notes and other financings, direct borrowings from revolving credit facilities and public offerings of common and preferred stock. The Company strives to maintain sufficient liquidity in the form of unused, committed lines of credit to meet anticipated short-term cash requirements as well as to provide for potential sudden increases in business activity driven by changes in the market environment.

         Certain of the debt obligations of CCI and CHL contain various provisions that could affect the ability of CCI and CHL to pay dividends and remain in compliance with such obligations. These provisions include requirements concerning net worth and other financial covenants. These provisions have not had, and are not expected to have, an adverse impact on the ability of CCI and CHL to pay dividends.

         The principal financing needs of CCM consist of the financing of its inventory of securities and mortgage loans and its underwriting activities. Its securities inventory is financed primarily through repurchase agreements. CCM also has access to a $200 million secured bank loan facility and a secured lending facility with CHL.

         The primary cash needs for the Insurance Segment are to meet short-term and long-term obligations to policyholders (i.e., payment of policy benefits) costs of acquiring new business (principally commissions) and the purchases of new investments. To meet these needs, Balboa currently utilizes cash flow provided from operations as well as through partial liquidation of its investment portfolio from time to time.

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

Cash Flows

         Operating Activities. In the nine months ended November 30, 2001, the Company's operating activities used cash of approximately $7.5 billion on a short-term basis primarily to support an increase in mortgage loan inventory, trading securities and securities purchased under agreements to resale. In the nine months ended November 30, 2000, operating activities used cash of approximately $3.8 billion.

         Investing Activities. The primary investing activities for which cash was used by the Company were the investment in MSRs and investments in available-for-sale securities. Net cash used by investing activities was $2.7 billion for the nine months ended November 30, 2001 and $0.3 billion for the nine months ended November 30, 2000.

         Financing Activities. Net cash provided by financing activities amounted to $10.3 billion for the nine months ended November 30, 2001 and $4.2 billion for the nine months ended November 30, 2000. The increase in cash flow from financing activities was primarily used to fund the change in the Company’s trading securities, increase in mortgage loan inventory, investment in MSRs and investments in available-for-sale securities.

PROSPECTIVE TRENDS

Applications and Pipeline of Loans in Process

         For the month ended December 31, 2001, the Company received new loan applications at an average daily rate of $797 million. As of December 31, 2001, the Company's pipeline of loans in process was $22.1 billion. This compares to a daily application rate for the month ended December 31, 2000 of $422 million and a pipeline of loans in process as of December 31, 2000 of $9.9 billion. The size of the pipeline is generally an indication of the level of near-term future fundings, as historically between 43% and 77% of the pipeline of loans in process has funded. In addition, the Company's LOCK `N SHOP(R)Pipeline as of December 31, 2001 was $2.8 billion and as of December 31, 2000 was $2.2 billion. Future application levels and loan fundings are dependent on numerous factors, including the level of demand for mortgage loans, the level of competition in the market, the direction of mortgage rates, seasonal factors and general economic conditions.

Market Factors

         Loan production increased 139% from the quarter ended November 30, 2000 to the quarter ended November 30, 2001. This increase was primarily due to the fact that mortgage interest rates were significantly lower in the quarter ended November 30, 2001, resulting in a very strong refinance mortgage market. Additionally, home purchase activity was somewhat stronger in the quarter ended November 30, 2001, than in the quarter ended November 30, 2000.

         The prepayment rate in the servicing portfolio increased from 10% for the quarter ended November 30, 2000 to 32% for the quarter ended November 30, 2001.

         The Company's California mortgage loan production (as measured by principal balance) constituted 25% and 23% of its total production during the quarters ended November 30, 2001 and November 30, 2000, respectively. Some regions in which the Company operates have experienced slower economic growth, and real estate financing activity in these regions has been impacted negatively. The Company has been very successful in the diversification of its mortgage banking activities on a geographic basis so as to mitigate such effects.

         The delinquency rate in the Company's servicing portfolio, (excluding loans subserviced for others and GNMA rewarehouse loans sold into a third party-owned conduit), increased to 4.92% at November 30, 2001 from 4.58% as of November 30, 2000. This increase was primarily the result of changes in portfolio mix and aging. Sub-prime loans (which tend to experience higher delinquency rates than prime loans) represented approximately 6% of the total portfolio as of November 30, 2001, up from 5% as of November 30, 2000. In addition, the weighted average age of the FHA and VA loans in the portfolio increased to 38 months at November 30, 2001 from 34 months in November 30, 2000. Delinquency rates tend to increase as loans age, reaching a peak at three to five years of age. Related late charge income has historically been sufficient to offset incremental servicing expenses resulting from increased loan delinquencies.

         The percentage of loans in the Company's servicing portfolio, excluding loans subserviced for others and GNMA rewarehouse loans sold into a third party-owned conduit, that are in foreclosure increased to 0.56% as of November 30, 2001 from 0.43% as of November 30, 2000. Because the Company services substantially all conventional loans on a non-recourse basis, related credit losses are generally the responsibility of the investor or insurer and not the Company. While the Company does not generally retain credit risk with respect to the prime credit quality first mortgage loans it sells, it does have potential liability under representations and warranties made to purchasers and insurers of the loans. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan and any subsequent loss on the mortgage loan may be borne by the Company. Similarly, government loans serviced by the Company (19% of the Company's servicing portfolio as of November 30, 2001) are insured by the Federal Housing Administration ("FHA") or partially guaranteed against loss by the Department of Veterans Affairs ("VA"). The Company is exposed to credit losses to the extent that the partial guarantee provided by the VA is inadequate to cover the total credit losses incurred. For the nine months ended November 30, 2001, the Company experienced losses in excess of the VA guaranty of approximately $2.2 million. The Company retains credit risk on the home equity and sub-prime loans it securitizes, through retention of a subordinated interest or through a corporate guarantee of losses up to a negotiated maximum amount. As of November 30, 2001, the Company had investments in such subordinated interests amounting to $428.9 million, net of imbedded credit loss reserves, and had additional reserves amounting to $101.4 million related to the corporate guarantees.

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

     Decrease in fair value of derivatives classified as assets                                                  $  (93.7)
     Increase in fair value of derivatives classified as liabilities                                              $(107.2)
     Decrease in book value of hedged borrowings                                                                  $ 107.2
     Increase in book value of MSRs                                                                              $   81.7
     Increase in book value of inventory and other assets                                                        $   12.0

        In November 1999, the Emerging Issues Task Force (“EITF”) released Issue No. 99-20, titled “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.” EITF 99-20 is effective for quarters beginning after March 15, 2001. Under the guidelines of EITF 99-20, the accounting treatment of interest income and impairment of beneficial interests in securitization transactions is modified such that beneficial interests which are determined to have an other-than-temporary impairment are required to be written down to fair value. The Company adopted EITF 99-20 for the fiscal quarter ended August 31, 2001 and there was no material impact on the Company’s financial statements.

        In September 2000, the FASB issued Statement No. 140 (FAS 140), Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FAS 125 (of the same title). FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125‘s provisions. The collateral and disclosure provisions of FAS 140 were included in the February 28, 2001 financial statements. All other provisions of this Statement were adopted on April 1, 2001, as required by the statement. The adoption of this statement did not have a material impact on the Company’s financial statements.

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

        In August of 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, FAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. FAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

4.29	Note Deed Poll, dated October 11, 2001, by CHL in favor of each person who is from time to time an Australian dollar denominated Noteholder.

+10.7.4	First Amendment, effective January 1, 2002, to the Deferred Compensation Plan Amended and Restated effective March 1, 2000.

+10.8.9	Short Term Facility Extension Amendment, dated as of the 19th day of September, 2001, by and among CHL, The Company, The Short Term Lenders Under (and as that term is defined in) the Revolving Credit Agreement, and Bankers Trust Company, as Credit Agent (in such capacity, the “Credit Agent”).

10.8.10	Short Term Facility Extension Amendment, dated as of the 15th day of October, 2001, by and among CHL, the Company, the Short Term Lenders Under (and as that term is defined in) the Revolving Credit Agreement, and Bankers Trust Company, as Credit Agent (in such capacity, the “Credit Agent”).

10.8.11	Revolving Credit Agreement, dated as of December 17, 2001, by and among CHL and Bank Of America, N.A., as Managing Administrative Agent, Bank Of America, N.A. and JP Morgan Chase Bank, as the Administrative Agents, The Bank Of New York, as the Documentation Agent, Bank One, N.A. and Deutsche Bank AG, as the Co-Syndication Agents, the lenders party thereto and Banc of America Securities LLC and JP Morgan Securities, Inc., as Co-Arrangers.

+10.23.4	Third Amendment, effective January 1, 2002, to the Company's Supplemental Executive Retirement Plan.

12.1	Computation of the Ratio of Earnings to Fixed Charges.

+ Constitutes a management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUNTRYWIDE CREDIT INDUSTRIES, INC.
(Registrant)

DATE: January 14, 2002	/s/ Stanford L. Kurland ---------------------------------------------------- Executive Managing Director and Chief Operating Officer

DATE: January 14, 2002	/s/ Thomas K. McLaughlin ---------------------------------------------------- Senior Managing Director and Chief Financial Officer