Form 10-K
period 2001-12-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 2002-04-01
CIK 25191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[       ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

OR

[   X   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 1, 2001 to December 31, 2001

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

Yes     X                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

As of March 22, 2002, there were 123,055,047 shares of Countrywide Credit Industries, Inc. Common Stock, $.05 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $5,325,822,434. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

PART I

ITEM 1.   BUSINESS

A.   General

Founded in 1969, Countrywide Credit Industries, Inc. (the “Company”, “Countrywide”, or “CCI”) is a holding company which, through its principal subsidiary, Countrywide Home Loans, Inc. (“CHL”), is engaged primarily in the mortgage banking business and, as such, originates, purchases, sells and services mortgage loans. The Company’s mortgage loans are principally prime credit quality first-lien mortgage loans secured by single- (one-to-four) family residences (“prime credit quality first mortgages”). The Company also offers home equity loans and sub-prime credit quality loans.

The Company, through its other wholly-owned subsidiaries, offers products and services that are largely complementary to its mortgage banking business, including underwriting of lender-placed mortgage insurance, insurance brokerage, mortgage-backed securities brokerage and underwriting, brokerage of bulk servicing transactions, loan processing and servicing in foreign countries, and retail banking. See Insurance Segment, Capital Markets Segment, Global Segment and Banking Segment, following. Unless the context otherwise requires, references to the “Company”, “CCI” or “Countrywide” herein shall be deemed to refer to the Company and its consolidated subsidiaries.

Effective December 31, 2001, the Company changed its year-end from February 28 to December 31. Information in this Form 10-K for the current year is representative of the ten month period March 1, 2001 through December 31, 2001. Management changed the reporting period to conform the Company’s reporting periods to those required by the Board of Governors of the Federal Reserve for regulatory reporting purposes.

This Annual Report on Form 10-K may contain forward-looking statements. These discussions include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding management’s beliefs, estimates, projections, and assumptions with respect to future operations. Actual results and operations for any future period may vary materially from those projected herein and from past results discussed herein. Factors which could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

  Loss of investment grade rating,
  Severe real estate recession,
  Significant reduction in government support of homeownership,
  Loss of access to debt and equity markets,
  The level of, and direction of changes in interest rates,
  Competitive and general economic conditions in each of our business segments,
  General economic conditions in the United States and abroad and in the domestic and international areas in which we do business,
  The availability of secondary markets for the Company's mortgage loan products,
  Ineffectiveness of our hedging activities,
  The legal, regulatory and legislative environments in the markets in which the company operates,
  Performance of the Company's securities, financial instruments and markets as a whole in response to world events,
  Other risks detailed in documents filed by Countrywide with the Securities and Exchange Commission from time to time,
  Loss in the value of unhedged assets.

Words like “believe”, “expect”, “should”, “may”, “could”, “anticipated”, “promising” and other expressions that indicate future events and trends identify forward-looking statements. The company undertakes no obligation to publicly update or revise any forward-looking statements.

Competition

The mortgage market is a growth market. Over the last decade, total mortgage indebtedness in the United States has grown at an average annual rate of seven percent.

The mortgage lending industry has undergone rapid consolidation in recent years, due to several factors. First, the continuing evolution of the secondary mortgage market has caused mortgages to become more commodity-like. Second, the ever-increasing regulation imposed on the industry has resulted in significant costs and the need for higher levels of specialization. Third, interest rate volatility has risen markedly over the last decade. At the same time, mortgagors’ propensity to refinance their mortgages has increased significantly. The combined result has been relatively huge swings in the volume of loans originated from year to year. These factors overall have dramatically increased the level of complexity in the business. To operate profitably in this new environment requires lenders to have a very high level of operational and risk management skills, as well as technological expertise. In addition, the business has become more capital-intensive and therefore access to capital is critical.

As a result, large, sophisticated financial institutions currently dominate the mortgage industry. These are primarily commercial banks, through their mortgage banking subsidiaries. Today, the top twenty-five lenders combined have a 70% share of the mortgage origination market, up from 45% four years ago.

According to the trade publication Inside Mortgage Finance, the top five lenders and their respective market shares in 2001 were as follows:

------------ ---------------------------------------- ----------------------- ---------

               Institution                                  Market Share
               -----------                                  ------------
             1. Wells Fargo Home Mortgage                        9.3%
             2. Chase Home Finance                               8.8%
             3. Washington Mutual                                8.4%
             4. Countrywide                                      6.6%
             5. Bank of America Mortgage                         3.9%
             Total for Top Five                                 37.0%

------------ ---------------------------------------- ----------------------- ---------

Generally, the Company competes by offering a wide selection of products through multiple channels, by providing consistent, high quality service and by pricing its products at competitive rates.

The securities industry is highly competitive and fragmented. Countrywide Securities Corporation (“CSC”), the Company’s broker-dealer subsidiary, competes with large, global investment banks as well as with smaller, regional broker-dealers. CSC competes by specializing in mortgage-related fixed income securities and through its affiliation with CHL, which allow it to offer information, products and services tailored to the unique needs of participants in the mortgage-related debt securities markets.

The creditor-placed insurance market is dominated by a few providers, competing on policy terms and conditions, service reputation, technological innovation and broker compensation. The homeowners’ and life and disability marketplace is dominated by large, brand name providers and is driven by price, service reputation, commissions and the efficiency and effectiveness of marketing and underwriting operations. The Company’s Insurance Segment competes by providing high quality service and pricing its products at competitive rates.

Seasonality

The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, although refinancings tend to be less seasonal and more closely related to changes in mortgage interest rates. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In addition, mortgage delinquency rates typically rise temporarily in the winter months.

Regulation

On May 17, 2001, the Company acquired Treasury Bank, Ltd., a District of Columbia chartered banking institution. Treasury Bank, Ltd. was re-chartered as a national banking association and renamed Treasury Bank, National Association ("Treasury Bank" or the "Bank"). Treasury Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.

In connection with this acquisition, the Company became a bank holding company and Financial Holding Company subject to regulation and inspection by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). A financial holding company may engage directly or indirectly in activities considered financial in nature, provided the financial holding company complies with applicable Federal Reserve requirements related to the new activities and maintains its well-capitalized and well-managed status under applicable regulations. For CCI to maintain its status as an financial holding company, Treasury Bank must maintain its well-capitalized and well-managed status under applicable regulations and must also have a “satisfactory” rating under the Community Reinvestment Act.

Financial holding companies and their subsidiary banks are subject to capital guidelines. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) imposes progressively more restrictive constraints on banks and bank holding companies that do not meet minimum capital requirements. The regulators may also require bank holding companies and their subsidiary banks to maintain capital in excess of the levels mandated by FDICIA if, based upon their examinations, they deem additional capital necessary to maintain the companies in a safe and sound manner. Financial holding companies can be required to make a capital contribution to bring their subsidiary banks into capital compliance. Banks are also limited by regulation to the amount of dividends they may pay to shareholders before receiving regulatory approval and may be enjoined from making distributions if their regulators determine that such a distribution would be unsafe and unsound.

The conditions specified by the Office of the Comptroller of the Currency in its approval of the Company’s acquisition of Treasury Bank include requirements that it maintain certain capital levels in excess of the minimums required by statute and that the Bank obtain prior regulatory approval with respect to any material deviation from its business plan for the first three years following acquisition and/or until the Bank obtains certain quarterly profit levels. These are not unusual conditions when a new company enters the banking arena.

Financial holding companies and their subsidiary banks are subject to examination of the safety and soundness of their operations as well as to periodic regulatory compliance examinations. As a result of these examinations, the regulatory agencies may require a subsidiary of the financial holding company to make changes to its operations or cease certain activities. Banks are also limited by regulation as to the type and extent of transfers of assets and other types of transactions between themselves and their affiliates.

The Company’s mortgage banking business is subject to the rules and regulations of, and examination by, the Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (the “FHA”), the Department of Veteran Affairs (the “VA”), Fannie Mae, Freddie Mac, the Government National Mortgage Association (“GNMA”) and state regulatory authorities with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things impose licensing obligations on the Company, establish standards for origination and servicing mortgage loans, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. Moreover, FHA lenders such as the Company are required to submit to the FHA Commissioner, on an annual basis, audited financial statements, and GNMA requires the maintenance of specified net worth levels (which vary depending on the amount of GNMA securities issued by the Company). The Company’s affairs are also subject to examination by the Federal Housing Commissioner to assure compliance with FHA regulations, policies and procedures. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Home Ownership Equity Protection Act, and the regulations promulgated thereunder. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

Securities broker-dealer and mutual fund operations are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers, Inc.

The Company is subject to regulation by state insurance departments pursuant to the provisions of the insurance holding company acts (collectively the “Holding Company Acts”). The insurance departments have broad regulatory, supervisory, and administrative powers. These powers relate primarily to the standards of capital and solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurer’s investments; the approval of rates; rules and forms; the issuance of securities by insurers; periodic examinations of the affairs of insurers; and the establishment of reserves required to be maintained for unearned premiums, losses and other purposes. Pursuant to the Holding Company Acts, insurance departments may examine the records, books, or other information of Countrywide as necessary to ascertain the financial condition or legality of conduct of an affiliated domiciliary insurer.

Certain transactions specified by the Holding Company Acts may not be effected without the prior approval of the applicable insurance department. Examples of such transactions requiring prior approval include, but are not limited to: (i) sales, purchases, exchanges, loans and extensions of credit, and investments made within the immediately preceding twelve months involving a certain percentage of the insurer’s admitted assets or a certain percentage of policyholder surplus, as of the preceding year end, and (ii) dividends paid by a domiciliary insurer, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of a certain percentage of such insurer’s policyholder surplus as of the preceding year end or such insurer’s net income for the preceding calendar year.

Financing of Operations

The Company has significant short term and long term financing needs. Principal short term financing needs arise from the warehousing of mortgage loans pending sale and the trading activities of the Broker-Dealer. The Company’s investments in mortgage servicing rights and other retained interests, and the hedging instruments associated with those investments, create the primary need for long term financing.

The Company meets its financing needs primarily through the public corporate debt markets. Most commonly, the Company issues commercial paper and medium-term notes. In the past, the Company also has issued subordinated debt, convertible debt, and trust-preferred securities. The Company’s ongoing access to the public debt markets is dependent on a high credit standing, as primarily evidenced by its credit ratings. The Company has consistently maintained solid investment-grade ratings for the last ten years. CHL, the Company’s primary issuer of public corporate debt presently has long-term ratings of A/A3/A as rated by Standard & Poor’s, Moody’s Investors Service, and by Fitch, Inc., respectively. Among other things, maintenance of investment-grade ratings requires high levels of liquidity, including access to alternative sources of funding such as committed bank stand-by lines of credit, as well as a capital structure that makes conservative use of financial leverage.

The Company also utilizes short-term repurchase agreements as a means of financing securities and loans pending sale, as well as the securities trading portfolio of CSC. In addition, the Company has commitments from multi-seller asset-backed commercial paper conduits to purchase certain of its loans pending securitization or liquidation.

The Company’s primary source of equity capital is retained earnings. The Company has outstanding $500 million in trust-preferred securities that receive varying degrees of “equity treatment” from rating agencies, bank lenders, and regulators. In addition, the Company currently has a $1.8 billion deferred tax liability that, from a creditor’s viewpoint, would serve to defray losses in a manner similar to equity. From time-to-time, the Company does engage in stock offerings as a means of supplementing its capital base and to support growth.

Employees

At December 31, 2001, the Company had 17,921 employees engaged in the following activities.

           ----------------------------------------------------------------- ----------------------------

                      Loan Production                                                  8,485
                      Loan Servicing                                                   3,976
                      Loan Closing Services                                              768
                      Insurance                                                        1,158
                      Capital Markets                                                    289
                          Global Operations                                            1,227
                          Banking                                                         89
                      Central Office Administration and Other                          1,929
                                                                               ------------------
                                                                                      17,921
                                                                               ==================

           ----------------------------------------------------------------- - ------------------ --------

Other than certain Global Home Loans employees who are represented by an independent trade union in the United Kingdom, none of the Company’s employees is represented by a collective bargaining agent.

B.   Principal Sources of Revenue

The principal sources of revenue from the Company’s businesses are: (i) loan origination fees; (ii) gains from the sale of loans and securities; (iii) interest earned on mortgage loans and securities during the period that they are held by the Company pending sale, net of interest paid on funds borrowed to finance such mortgage loans and securities; (iv) loan servicing and sub-servicing fees; (v) net insurance premiums earned; and (vi) interest earned from the custodial balances associated with the Company’s servicing portfolio.

C.   Company Segments

Mortgage Banking Segment

The Mortgage Banking Segment includes the Loan Production, Loan Closing Services and Loan Servicing Sectors. The Loan Production Sector produces mortgage loans through three separate divisions of CHL and through Full Spectrum Lending, Inc. The Loan Closing Services Sector provides other complementary services offered as part of the mortgage origination process through Landsafe, Inc., including title, escrow, appraisal, credit reporting and flood determination services. The Loan Servicing Sector services the loans in the Company’s servicing portfolio and reflects the performance of the Company’s investment in mortgage servicing rights and other retained interests.

Loan Production Sector

Through its Loan Production Sector, the Company originates and purchases conventional mortgage loans, mortgage loans insured by the FHA, mortgage loans partially guaranteed by the VA, home equity loans and sub-prime loans. A majority of the conventional loans are conforming loans that qualify for inclusion in guarantee programs sponsored by Fannie Mae or Freddie Mac. The remainder of the conventional loans are non-conforming loans (i.e., jumbo loans with an original balance in excess of $300,700 or other loans that do not meet Fannie Mae or Freddie Mac guidelines). As part of its mortgage origination activities, the Company makes conventional mortgage loans with original balances of up to $3 million.

The following table sets forth the number and dollar amount of the Company’s mortgage loan production for the periods indicated:

 --------------------------------------------------------------------------------------------------------------------------------------
 (Dollar amounts in millions, except
 average loan amount)                                                    Mortgage Loan Production
                                       ------------------------------------------------------------------------------------------------
 --------------------------------------
                                           Ten Months                                Year Ended February 28(29),
                                                               ------------------------------------------------------------------------
                                         Ended December
                                            31, 2001
                                                                    2001                2000              1999               1998
 -------------------------------------- ------------------ --- ---------------- --- -------------- -- -------------- --- --------------
 Conventional Loans
   Number of Loans                              643,147              327,235              359,360           529,345            231,595
   Volume of Loans                            $98,786.5            $45,841.7            $45,412.5         $69,026.1          $29,887.5
     Percent of Total Dollar Volume               79.7%                66.5%                68.0%             74.3%              61.3%
 FHA/VA Loans
   Number of Loans                              118,154              118,673              131,679           190,654            162,360
   Volume of Loans                            $13,963.3            $13,062.5            $13,535.5         $19,137.5          $15,869.8
     Percent of Total Dollar Volume               11.3%                18.9%                20.3%             20.6%              32.5%
 Home Equity Loans
   Number of Loans                              164,503              119,018               93,812            65,607             45,052
   Volume of Loans                             $5,639.6             $4,658.7             $3,635.6          $2,220.5           $1,462.5
     Percent of Total Dollar Volume                4.5%                 6.8%                 5.5%              2.4%               3.0%
 Sub-prime Loans
   Number of Loans                               43,360               51,706               43,392            25,433             16,360
   Volume of Loans                             $5,579.4             $5,360.3             $4,156.1          $2,496.4           $1,551.9
     Percent of Total Dollar Volume                4.5%                 7.8%                 6.2%              2.7%               3.2%
 Total Loans
   Number of Loans                              969,164              616,632              628,243           811,039            455,367
   Volume of Loans                           $123,968.8            $68,923.2            $66,739.7         $92,880.5          $48,771.7
   Average Loan Amount                         $128,000             $112,000             $106,000          $115,000           $107,000

 -------------------------------------- ------------------ --- ---------------- --- -------------- -- -------------- --- --------------

The significant increase in the volume of loans produced during the ten months ended December 31, 2001, as compared to the year ended February 28, 2001 was primarily due to the effect of declining interest rates during the period on consumer demand for mortgage re-financing and the historic level of purchase money mortgages.

For the ten month period ended December 31, 2001 and for the years ended February 28(29) 2001 and 2000, adjustable rate mortgages represented 12%, 14% and 14%, respectively, of the Company’s total volume of mortgage loans produced. For the ten month period ended December 31, 2001, and for the years ended February 28(29) 2001 and 2000, jumbo loans represented 15%, 14% and 22%, respectively, of the Company’s total dollar volume of mortgage loans produced. In addition, refinances comprised approximately 58%, 28% and 35%, of the Company’s total volume of mortgage loans produced for the ten month period ended December 31, 2001, and for the years ended February 28(29) 2001 and 2000, respectively.

The following table sets forth the geographic distribution of the Company's mortgage loan production for the ten month period ended December 31, 2001:

       --------------------------------------------------------------------------------------------------------------------------
                                                  Geographic Distribution of the Company's
                                                          Mortgage Loan Production
       ----- ----------------------------------- --- --------------------- -- -------------------- --- ------------------- ------
             (Dollar amounts in millions)                                                                Percentage of
                                                            Number                 Principal              Total Dollar
                                                           Of Loans                 Amount                   Amount
       ----- ----------------------------------- --- --------------------- -- -------------------- --- ------------------- ------
             California                                     221,428               $  35,651.6                 28.8%
             Colorado                                        44,019                   6,384.8                  5.2%
             Michigan                                        51,330                   5,880.4                  4.7%
             Florida                                         54,835                   5,813.2                  4.7%
             Texas                                           50,311                   5,466.2                  4.4%
             Arizona                                         37,760                   4,513.3                  3.6%
             Washington                                      30,846                   4,281.4                  3.5%
             Illinois                                        30,610                   3,950.3                  3.2%
             Massachusetts                                   19,122                   3,191.5                  2.6%
             New Jersey                                      22,097                   3,137.1                  2.5%
             Ohio                                            28,528                   2,841.5                  2.3%
             New York                                        19,367                   2,830.4                  2.3%
             Pennsylvania                                    27,398                   2,662.6                  2.1%
             Georgia                                         21,876                   2,643.1                  2.1%
             Others (1)                                     309,637                  34,721.4                 28.0%
                                                    ----------------------    --------------------     -------------------

                                                            969,164                $123,968.8                  100%
                                                    ======================    ====================     ===================

       ----- ----------------------------------- --- --------------------- -- -------------------- --- ------------------- ------

         (1)   No other state constitutes more than 2.0% of the total dollar amount of loan production.

California mortgage loan production as a percentage of total mortgage loan production (measured by principal balance) for the ten month period ended December 31, 2001, and for the years ended February 28(29) 2001 and 2000, was 29%, 26% and 22%, respectively. Loan production within California is geographically dispersed, which reduces the Company’s dependence on the health of any individual local market.

The following table sets forth the distribution by county of the Company’s California loan production for the ten month period ended December 31, 2001:

       --------------------------------------------------------------------------------------------------------------------------
                                             Distribution by County of the Company's California
                                                          Mortgage Loan Production
       ----- ----------------------------------- -- ---------------------- -- -------------------- --- --------------------- ----
                                                                                                          Percentage of
             (Dollar amounts in  millions)                 Number                  Principal               Total Dollar
                                                          Of Loans                  Amount                    Amount
       ----- ----------------------------------- -- ---------------------- -- -------------------- --- --------------------- ----
                Los Angeles                                  45,456                $ 7,601.1                  21.3%
                Orange                                       19,246                  3,463.1                   9.7%
                San Diego                                    20,056                  3,392.9                   9.5%
                Riverside                                    14,479                  1,971.5                   5.5%
                Santa Clara                                   7,418                  1,724.2                   4.8%
                Others (1)                                  114,773                 17,498.8                  49.2%
                                                    ----------------------    --------------------     ---------------------

                                                            221,428                $35,651.6                 100.0%
                                                    ======================    ====================     =====================

       ----- ----------------------------------- -- ---------------------- -- -------------------- --- --------------------- ----

         (1)   No other county in California constitutes more than 5.0% of the total dollar amount of California loan production.

Consumer Markets Division

The Consumer Markets Division originates prime credit quality first mortgages and home equity loans through three major business channels: Branch, Business-to-Consumer and Business-to-Business. The Branch channel generates loans through relationships with realtors, builders, joint ventures, and through direct consumer contact. The Business-to-Consumer channel generates loans through portfolio retention (e.g. providing a new loan to a customer who has repaid their existing loan), the Internet and consumer direct marketing (e.g. telemarketing). The Business-to-Consumer channel consists of two call centers (Plano, Texas and Rosemead, California) and two centralized processing centers (Plano, Texas and Rosemead, California). The Business-to-Business channel generates loans through three primary marketing channels: Relocation, Affinity, and Fulfillment Services. The Relocation channel targets corporate relocation departments and relocation companies, Affinity targets other corporate entities to provide loan products and services to their members, while Fulfillment Services targets banks, thrifts and financial planners to provide loan processing and closing services.

For calendar 2001, the Consumer Markets Division was ranked as the fourth largest retail lender, in terms of volume, among residential mortgage lenders nationwide. The Company believes it offers a superior alternative to its customers through low cost loans, a broad product line, direct access to the lender using the customer’s preferred channel and local underwriting authority.

During the ten months ended December 31, 2001, the Consumer Markets Division continued adding external home loan consultants to its Branch channel to both increase penetration in current markets and increase geographic coverage. As of December 31, 2001 the Consumer Markets Division Branch channel had 1,393 external home loan consultants. Currently there are 373 branches in 47 states and the District of Columbia.

The compensation structure in the Consumer Markets Division is highly variable. At the sales level, compensation is largely tied to loan production. At the management level, compensation is largely tied to profitability and to loan quality. The division uses continuous quality control audits of loans originated within the division to monitor compliance with the Company’s underwriting criteria. The audits are performed by independent quality control personnel and branch management.

The following table sets forth the number and dollar amount of the Consumer Markets Division’s mortgage loan production for the periods indicated:

------------------------------------ -------------------------------------------------------------------------------------------------------
(Dollar amounts in millions, except                            Summary of the Consumer Markets Division's
average loan amount)                                                        Mortgage Loan Production
                                     -------------------------------------------------------------------------------------------------------
------------------------------------
                                             Ten Months                                  Year Ended February 28(29),
                                                                  --------------------------------------------------------------------------
                                                                  --------------- --- -------------- --- ---------------- --- --------------
                                           Ended December
                                              31, 2001
                                                                       2001               2000                1999                1998
------------------------------------ --- ------------------- ---- --------------- --- -------------- --- ---------------- --- --------------
Conventional Loans
  Number of Loans                                204,933                96,318             102,665             151,845               67,850
  Volume of Loans                              $29,203.7             $12,658.2           $13,156.0           $18,860.2             $8,377.7
  Percent of Total Dollar Volume                   78.1%                 66.7%               65.9%               66.2%                62.8%
FHA/VA Loans
  Number of Loans                                 50,347                36,691              49,247              87,290               43,238
  Volume of Loans                               $5,395.1              $3,804.8            $4,998.2            $8,687.0             $4,114.0
  Percent of Total Dollar Volume                   14.4%                 20.0%               25.0%               30.4%                30.8%
Home Equity Loans
  Number of Loans                                 92,153                70,079              61,256              31,725               27,198
  Volume of Loans                               $2,757.7              $2,460.6            $1,793.3              $947.8               $784.3
  Percent of Total Dollar Volume                    7.4%                 13.0%                9.0%                3.3%                 5.9%
Sub-prime Loans
  Number of Loans                                    328                   749                 208                 130                  737
  Volume of Loans                                  $34.1                 $52.3               $19.6               $13.1                $62.5
  Percent of Total Dollar Volume                    0.1%                  0.3%                0.1%                0.1%                 0.5%
Total Loans
  Number of Loans                                347,761               203,837             213,376             270,990              139,023
  Volume of Loans                              $37,390.6             $18,975.9           $19,967.1           $28,508.1            $13,338.5
  Average Loan Amount                           $108,000               $93,000             $94,000            $105,000              $96,000

------------------------------------------------------ ---- --------------- --- -------------- --- --------------- --- ---------------------

Wholesale Division

The Wholesale Division produces prime credit quality first mortgage, home equity and sub-prime loans through mortgage loan brokers and other financial intermediaries. As of December 31, 2001, the Wholesale Division operated 53 loan centers, eight regional support centers and two operations centers in various parts of the United States. Each branch is typically staffed by 15 to 30 employees, consisting of sales and operational personnel. Business is solicited through a sales force, the Internet, advertising and participation of branch management and sales personnel in trade associations. Additionally, the Wholesale Division has sales personnel dedicated to serving large builders who have their own mortgage operations. The Wholesale Division attributes its success to providing a high level of localized service to loan brokers, a competitive and innovative product array and effective technology.

The Wholesale Division has approximately 18,000 approved mortgage brokers and other third-party originators. All Wholesale Division business partners and the loans they deliver to CHL are subject to ongoing quality control reviews. For calendar 2001, the Wholesale Division was ranked as one of the fourth largest wholesale originator, in terms of volume, among residential mortgage lenders nationwide.

Prime credit quality first mortgage loans are approved on the local authority of the Wholesale Division’s loan underwriters staffed within each loan center. Sub-prime loans are underwritten centrally by a specialized underwriting group and comply with the Company’s underwriting criteria for such loans. In addition, independent quality control personnel review loans for compliance with the Company’s underwriting criteria.

Wholesale Division branch managers are not paid a commission based on individual loan production; however, they are paid a bonus based on various other factors, including branch profitability and loan quality. Wholesale Division sales personnel are paid a commission based on loan production. The Wholesale Division’s website, “Countrywide Wholesale Business Channel” (“CWBC”), offers loan origination capability coupled with automated underwriting that allows a decision to be made within minutes after an application is submitted through the website.

The following table sets forth the number and dollar amount of the Wholesale Division’s mortgage loan production for the periods indicated:

 ---------------------------------------------------------------------------------------------------------------------------------
 (Dollar amounts in millions,                                Summary of the Wholesale Division's
 except average loan amount)                                      Mortgage Loan Production
 ------------------------------ ----------------------- --- ----------------------------------------------------------------------
                                      Ten Months                                 Year Ended February 28(29),
                                                            ----------------------------------------------------------------------
                                                            -------------- --- -------------- --- -------------- -- --------------
                                  Ended December 31,
                                         2001
                                                                2001               2000               1999              1998
 ------------------------------ ----------------------- --- -------------- --- -------------- --- -------------- -- --------------
 Conventional Loans
   Number of Loans                             227,819            112,980            111,935            187,852            87,391
   Volume of Loans                           $35,428.7          $15,638.9          $14,504.6          $25,493.4         $11,860.9
   Percent of Total Volume                       90.1%              78.4%              75.9%              82.5%             75.4%
 FHA/VA Loans
   Number of Loans                              13,604             14,242             21,029             33,282            23,641
   Volume of Loans                            $1,552.0           $1,554.6           $2,206.9           $3,436.1          $2,362.3
   Percent of Total Volume                        3.9%               7.8%              11.5%              11.1%             15.0%
 Home Equity Loans
   Number of Loans                              37,370             21,671             17,651             18,172            11,073
   Volume of Loans                            $1,490.2           $1,056.3             $799.4             $687.2            $419.4
   Percent of Total Volume                        3.8%               5.3%               4.2%               2.2%              2.7%
 Sub-prime Loans
   Number of Loans                               6,971             16,061             16,820             13,274            11,721
   Volume of Loans                              $840.9           $1,690.8           $1,605.5           $1,300.5          $1,088.1
   Percent of Total Volume                        2.1%               8.5%               8.4%               4.2%              6.9%
 Total Loans
   Number of Loans                             285,764            164,954            167,435            252,580           133,826
   Volume of Loans                           $39,311.8          $19,940.6          $19,116.4          $30,917.2         $15,730.7
   Average Loan Amount                        $138,000           $121,000           $114,000           $122,000          $118,000

 ------------------------------ ----------------------- --- -------------- --- -------------- --- -------------- -- --------------

Correspondent Division

The Correspondent Division purchases loans from other mortgage bankers, commercial banks, savings and loan associations, credit unions and other financial intermediaries (“Correspondents”). The Correspondent Division has approximately 1,500 approved financial intermediaries serving all 50 states, the District of Columbia and Guam.

For calendar 2001, the Correspondent Division was ranked as the fourth largest correspondent lender, in terms of volume, among residential mortgage lenders nationwide. The Company attributes the success of the Correspondent Division to providing superior service in the form of a broad product line and advanced technology loan delivery systems. The Correspondent Division’s website, “Platinum Lender Access”, offers a reliable and efficient way for approved Correspondents to register loans, lock in “best-effort” commitments and obtain immediate approval for commitments through the Internet. The website also offers quick access to the Company’s other ancillary services.

Correspondents are approved after a review of their reputation, financial strength and mortgage lending expertise. All Correspondents are reaffirmed annually based upon a review of their current audited financial statements and their historical production volumes and loan quality.

The Correspondent Division has in place extensive compliance monitoring systems and procedures. These procedures include prior purchase underwriting reviews, reviews performed by contract underwriters who indemnify CHL, Countrywide fraud detection, re-verification of employment, income and deposits and other steps as deemed appropriate. Independent quality control personnel review loans for compliance with the Company’s underwriting criteria. To provide additional protection against losses, all Correspondent contracts provide the Company with recourse to the Correspondent in case of non-compliance with applicable law, or fraud or misrepresentation by any party involved in the loan origination process.

The following table sets forth the number and dollar amount of the Correspondent Division’s mortgage loan production for the periods indicated:

  --------------------------------------------------------------------------------------------------------------------------- ---
  (Dollar amounts in millions,                           Summary of the Correspondent Division's
  except average loan amount)                                    Mortgage Loan Production
  ----------------------------- -------------------- -- -------------------------------------------------------------------------
                                    Ten Months                                Year Ended February 28(29),
                                                        -------------------------------------------------------------------------
                                                        --------------- -- --------------- --- -------------- --- ---------------
                                Ended December 31,
                                       2001
                                                             2001               2000               1999                1998
  ----------------------------- -------------------- -- --------------- -- --------------- --- -------------- --- ---------------
  Conventional Loans
    Number of Loans                         210,020            117,753            144,760            189,648              76,354
    Volume of Loans                       $34,105.4          $17,523.0          $17,751.9          $24,672.5            $9,648.9
    Percent of Total Volume                   75.0%              61.7%              67.7%              75.3%               49.3%
  FHA/VA Loans
    Number of Loans                          54,203             67,740             61,403             70,082              95,481
    Volume of Loans                        $7,016.2           $7,703.1           $6,330.4           $7,014.4            $9,393.5
    Percent of Total Volume                   15.4%              27.1%              24.1%              21.4%               48.0%
  Home Equity Loans
    Number of Loans                          33,497             26,560             14,709             15,597               6,635
    Volume of Loans                        $1,319.7           $1,115.1           $1,035.8             $581.0              $252.4
    Percent of Total Volume                    2.9%               3.9%               3.9%               1.8%                1.3%
  Sub-prime Loans
    Number of Loans                          24,130             19,687             11,418              4,229               2,457
    Volume of Loans                        $3,028.0           $2,060.7           $1,121.5             $479.9              $267.5
    Percent of Total Volume                    6.7%               7.3%               4.3%               1.5%                1.4%
  Total Loans
    Number of Loans                         321,850            231,740            232,290            279,556             180,927
    Volume of Loans                       $45,469.3          $28,401.9          $26,239.6          $32,747.8           $19,562.3
    Average Loan Amount                    $141,000           $123,000           $113,000           $117,000            $108,000

  ----------------------------- -------------------- -- --------------- -- --------------- --- -------------- --- ---------------

Full Spectrum Lending, Inc.

Full Spectrum Lending, Inc. (“FSLI”) is a wholly owned subsidiary of the Company that generally originates sub-prime first mortgage and sub-prime home equity loans. Customers who apply for sub-prime loans and qualify for prime quality loans are offered a prime-quality loan. FSLI maintains a unit to originate prime-loans for customers who qualify for such financings. FSLI operates a nationwide network of 50 retail branch offices located in 26 states, and two conventional lending offices, in addition to three national sales centers. Each of FSLI’s branch offices is typically staffed by five to seven employees. Loans are obtained primarily through referrals from other divisions of the Company, direct mailings to prospective borrowers, outbound telemarketing and other business partners.

FSLI branch managers are paid a bonus based on various factors, including overall branch loan production, account executive productivity, branch profitability and loan quality. FSLI sales personnel are paid a commission based on individual loan production. Each loan approved by FSLI is reviewed by its centralized underwriting and funding units to ensure that standardized underwriting guidelines and compliance requirements are met. FSLI performs quality control audits of the origination process on a continuous basis.

The following table sets forth the number and dollar amount of FSLI’s mortgage loan production for the periods indicated:

  ------------------------------------------------------------------------------------------------------------------------------ ----
  (Dollar amounts in millions,                             Summary of the Full Spectrum Lending's
  except average loan amount)                                     Mortgage Loan Production
  ----------------------------- ------------------ -------- -------------------------------------------------------------------------
                                   Ten Months                                     Year Ended February 28(29),
                                                            -------------------------------------------------------------------------
                                                            -------------- --- --------------- -- --------------- --- ---------------
                                 Ended December
                                    31, 2001
                                                                2001                2000               1999                1998
  ----------------------------- ------------------ -------- -------------- --- --------------- -- --------------- --- ---------------
  Conventional Loans
    Number of Loans                         375                     184                    -                 -                   -
    Volume of Loans                       $48.7                   $21.6                    -                 -                   -
    Percent of Total Volume                2.7%                    1.3%                    -                 -                   -
  Home Equity Loans
    Number of Loans                       1,483                     708                  196               113                 146
    Volume of Loans                       $72.0                   $26.7                 $7.1              $4.5                $6.4
    Percent of Total Volume                4.0%                    1.7%                 0.5%              0.6%                4.6%
  Sub-prime Loans
    Number of Loans                      11,931                  15,209               14,946             7,800               1,445
    Volume of Loans                    $1,676.4                $1,556.5             $1,409.5            $702.9              $133.8
    Percent of Total Volume               93.3%                   97.0%                99.5%             99.4%               95.4%
  Total Loans
    Number of Loans                      13,789                  16,101               15,142             7,913               1,591
    Volume of Loans                    $1,797.1                $1,604.8             $1,416.6            $707.4              $140.2
    Average Loan Amount                $130,000                $100,000              $94,000           $89,000             $88,000

  ----------------------------- ------------------ -------- -------------- --- --------------- -- --------------- --- ---------------

Fair Lending Programs

The Company maintains a fair lending department, whose responsibilities include guiding the Company in its compliance with applicable federal and state anti-discrimination laws and regulations that pertain to residential mortgage lending. The Company has established affordable home loan and fair lending programs for low- and moderate-income borrowers in support of fair lending initiatives undertaken by both Fannie Mae and Freddie Mac and promoted by various government agencies, including HUD. These programs offer more flexible underwriting guidelines (consistent with guidelines adopted by Fannie Mae and Freddie Mac) than historical industry standards, thereby enabling more people to qualify for home loans. These more flexible guidelines allow lower down payments and income and cash reserve requirements, and are more permissive in areas such as credit and employment history.

The Company initiated a five-year “We House America” Campaign in 1998, with a goal of originating $80 billion in loans to targeted homebuyers by 2003. The Company was so successful under this campaign, having already attained 78% of its goal by December 31, 2000, that the campaign was replaced with a One Hundred Billion Dollar Challenge. The One Hundred Billion Dollar Challenge has as its goal to fund an additional $100 Billion in loans to targeted homebuyers over five years. Through December 31, 2001, the Company has funded approximately $41 billion in mortgage loans under this program.

House America® is the Company’s affordable home loan program for low- and moderate-income borrowers. House America® offers loans that are eligible for purchase by Fannie Mae and Freddie Mac. House America® product offerings include products that are specifically designed to meet the needs of low- and moderate-income borrowers. The House America® personnel work with all of the Company’s loan production divisions to ensure proper implementation of the flexible underwriting guidelines for these House America® products. House America® and FHA products are offered with a number of down payment assistance programs. The Company is approved to participate in over 700 programs that are offered by city agencies, municipalities and non-profit organizations to assist with down payments and closing costs.

The Company provides first-time homebuyer information in English and Spanish on its web site. A Spanish-language telephone number is also available for any loan applicants desiring to conduct business in Spanish. To increase homeownership among African Americans, the Company partnered with the Congressional Black Caucus and other lenders in the WOW (With Ownership Wealth) initiative.

An integral part of the House America® program is the House America® Counseling Center, a no-cost educational service, which: provides consumers with a home buyer’s educational program; pre-qualifies them for a loan; or provides a customized budget plan to help them obtain their goal of home ownership. Counseling services are offered in English and Spanish. The Company also organizes and participates in local homebuyer fairs across the country. At these fairs, branch personnel and House America® staff discuss various loan programs, provide free pre-qualifications and distribute credit counseling and homebuyer educational materials.

The use of more flexible underwriting guidelines employed by the House America® loan program may carry a risk of increased loan defaults. Because the loans in the Company’s portfolio originated under the House America® program are sold and serviced on a non-recourse basis, management believes that the Company’s exposure to credit loss resulting from increased loan defaults arising from loans originated under the House America® loan program is not significant.

Loan Underwriting

The Company’s guidelines for underwriting conventional conforming loans comply with the underwriting criteria established by Fannie Mae and/or Freddie Mac. The guidelines for conventional non-conforming loans and home equity loans are established by the Company and are based on the requirements of private investors and information provided by rating agencies and third-party credit enhancement providers. The guidelines used by the Company to originate FHA-insured and VA-guaranteed loans comply with the criteria established by HUD and VA.

The conventional loans that the Company originates or purchases that have loan-to-value ratios greater than 80% at origination are generally covered by primary mortgage insurance. The cost of this insurance is paid by the borrower.

The Company uses the following general underwriting criteria set forth below to determine if an applicant qualifies for a prime-quality mortgage loan. Loans that do not qualify under these programs may qualify for one of the Company’s sub-prime underwriting programs (see “Sub-prime Underwriting”, following). In addition, the Company has established affordable home loan programs as a part of the fair lending initiatives undertaken by both Fannie Mae and Freddie Mac. As discussed in the preceding section, “Business – Fair Lending Programs”, these programs also allow for more flexible underwriting standards.

Employment and Income

Applicants must exhibit the ability to generate income, on a regular and ongoing basis, in an amount sufficient to pay the mortgage payment and any other debts the applicant may have. The following sources of income may be included when determining the applicant’s ability: salary, wages, bonus, overtime, commissions, retirement benefits, notes receivable, interest, dividends, rental income and other verifiable sources of income.

The type and level of income verification and supporting documentation required may vary based upon the type of loan program selected by the applicant. Generally, salaried applicants must provide verifiable evidence of employment and income. This may be obtained through written verification of employment with the current and prior employer(s) or by obtaining a recent pay stub and W-2 forms. Self-employed applicants are generally required to provide income tax returns, financial statements or other documentation to verify income. Some loans programs may provide for automated or streamline processing that may allow for waivers of documentation including using stated income, stated assets, or automated property valuations.

Debt-to-Income Ratios

Generally, an applicant’s monthly housing expense (mortgage loan payment, real estate taxes, hazard insurance and homeowner association dues, if applicable) should be no greater than 25% to 28% of monthly gross income. Total fixed monthly obligations (housing expense plus other obligations such as car loans, credit card payments, etc.) generally should be no greater than 33% to 36% of monthly gross income. For home equity loans, the applicant’s total fixed monthly obligations generally should be no greater than 45% of gross monthly income. Other areas of financial strength, such as equity in the property, large cash reserves or a history of meeting home mortgage or rental obligations are also considered and may result in an exception to these limitations.

Credit History

An applicant’s credit history, which includes: payment history, amounts owed, number of accounts, age of accounts and credit score, is used by the Company to determine the likelihood that an applicant will make payments according to the agreed-upon terms.

An applicant’s credit history is examined for both favorable and unfavorable occurrences. An applicant who has made payments on outstanding or previous credit obligations according to the contractual terms may be considered favorably. Items such as late payments, legal actions, judgments, bankruptcies, liens, foreclosures or garnishments are viewed unfavorably. If the unfavorable credit occurrences are beyond the borrowers control, they may have a less negative impact on the final credit decision.

Increasingly, credit scores are used to assist underwriters in assessing an applicant’s credit history. A credit score is a number derived from information on the applicant’s credit report. Scores are generated by each of the three national credit repositories using models developed by Fair, Isaac, Inc. The Company, in concert with the industry, relies on the credit scores provided by each of the national credit repositories and has validated the predictive value of the scores by reviewing the performance history on thousands of actual borrower files. In some circumstances, a credit score may be used to limit a borrower’s eligibility for certain loan programs.

Property

The market value of the property is assessed to ensure that the property provides adequate collateral for the loan. Generally, properties are appraised by licensed real estate appraisers who primarily assess and estimate market value by reviewing recent sales of similar homes in the same locale. Some loan programs may allow automated valuations or streamlined appraisals to be used. This processing enhancement is typically associated with borrowers that have favorable credit histories and loans with lower loan-to-value ratios.

Maximum Indebtedness to Appraised Value

The maximum amount the Company will lend is generally 95% of the property value (appraised value or purchase price, whichever is less). However, under certain loan programs, this percentage may be exceeded. Loan amounts in excess of 80% of the appraised value generally require primary mortgage insurance.

Funds for Closing

Generally, applicants are required to have sufficient funds of their own to meet the down payment requirement. A portion of the funds may come from a gift or an unsecured loan from a municipality or a non-profit organization. Most loan programs also require the applicant to also have cash reserves after closing.

Sub-prime Underwriting

The information reviewed in the sub-prime underwriting process is similar to the information reviewed in the prime credit quality underwriting process. Borrowers who qualify under sub-prime programs generally have payment histories, debt-to-income ratios and/or cash reserves that do not satisfy Freddie Mac and Fannie Mae underwriting guidelines. In addition, borrowers who qualify under sub-prime programs may have a record of major derogatory credit items such as outstanding judgments or prior bankruptcies. The Company’s sub-prime mortgage loan underwriting guidelines establish the maximum permitted loan-to-value ratio for each loan type based upon these and other risk factors. Exceptions to underwriting guidelines may be approved. Exceptions are generally made when there are compensating factors such as a lower loan-to-value ratio, a lower debt-to-income ratio, substantial disposable income or stable employment.

Sale of Loans

As a mortgage banker, the Company sells substantially all loans that it originates or purchases. Conforming conventional loans are generally pooled by the Company and exchanged for securities guaranteed by Fannie Mae or Freddie Mac. These securities are then sold in the secondary mortgage market, either to dealers or to investors.

Substantially all conventional loans securitized through Fannie Mae or Freddie Mac are sold, on a non-recourse basis, subject to certain representations and warranties on the part of the Company. Accordingly, foreclosure losses are generally absorbed by Fannie Mae and Freddie Mac and not the Company. The Company does provide mezzanine reinsurance through agreements with several primary mortgage insurance companies. The Company has not experienced any losses to date under those agreements.

The Company securitizes its FHA-insured and VA-guaranteed mortgage loans through GNMA, Fannie Mae, or Freddie Mac. The Company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA. At present, the VA generally guarantees between 25% and 50% of a loan up to a maximum of $50,750, depending on the loan amount. The Company is exposed to foreclosure losses to the extent that the partial guarantee provided by the VA is inadequate to cover the total foreclosure losses incurred. For the ten month period ended December 31, 2001, and the years ended February 28(29) 2001 and 2000, such losses were approximately $2.2 million, $4.1 million and $8.5 million, respectively. Management believes that the steady decline of losses was due to generally rising property values over the period from March 1999 through February 28, 2001.

The Company pays guarantee fees to Fannie Mae, Freddie Mac and GNMA on loans it securitizes through those agencies. In the case of Fannie Mae and Freddie Mac, such fees include compensation to the respective agencies for their assumption of credit risk.

The Company sells its non-conforming conventional loan production on a non-recourse basis. These loans are sold either on a whole-loan basis or in the form of “private-label” securities which generally require the Company to provide some form of credit enhancement, such as insurance, third party payment guarantees or senior/subordinated structures.

Home equity and sub-prime loans are either sold on a whole-loan basis or in the form of securities backed by pools of these loans. When the Company securitizes these loans, the Company obtains an agency guarantee of timely and full payment of principal and interest, for which it pays a fee, or retains credit risk through retention of a subordinated interest or through a corporate guarantee of losses up to negotiated maximum amount. The Company’s maximum exposure to losses is limited to the carrying value of its subordinated interests ($412.3 million at December 31, 2001) and to the negotiated limit of reimbursable losses under its corporate guarantee ($176.9 million as of December 31, 2001) less related recorded reserves ($101.8 million as of December 31, 2001). The carrying value of subordinated interests includes , as a reduction in anticipated cash flows, an estimate of credit losses accruing to the subordinated interest.

Regardless of the form of sale of loan production, and while the Company generally does not retain primary credit risk, except as discussed above, it does have potential liability under the representations and warranties it makes to purchasers and insurers of the loans. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan. If the company is required to repurchase the mortgage loan, subsequent loss on the mortgage loan will be borne by the Company.

The Company protects the value of its inventory of mortgage loans and securities as well as its commitments to extend credit (“Committed Pipeline”) through derivative hedging. The correlation between the Inventory and Committed Pipeline and the hedge instruments is very high due to the similarities between the instruments.

As the result of its hedging program, the Company is generally not exposed to significant losses nor will it realize significant gains related to its Inventory and Committed Pipeline arising from changes in market interest rates. However, the Company is exposed to the risk that the actual closings in the Committed Pipeline may deviate from the estimated closings for a given change in interest rates. Although interest rates are the primary determinant, actual loan closings from the Committed Pipeline are influenced by many factors, including the composition of the Committed Pipeline, current interest rate changes, and remaining commitment periods. The Company’s estimated closings are primarily based on recent empirical data.

Closing Services

The Closing Services sector is comprised of Countrywide’s LandSafe, Inc. companies, which provide credit reports, appraisals, title reports and flood determinations to Countrywide’s Loan Production sector of its Mortgage Banking segment as well as to third parties.

Loan Servicing Sector

Except for Countrywide’s credit exposure discussed above, the Company services on a non-recourse basis most of the mortgage loans that it originates or purchases pursuant to servicing agreements with Fannie Mae, Freddie Mac, GNMA and various private and public investors. The Company periodically purchases bulk-servicing contracts, also on a non-recourse basis, to service single-family residential mortgage loans and home equity lines of credit originated by other lenders. Servicing contracts acquired through bulk purchases accounted for 9% of the Company’s mortgage servicing portfolio as of December 31, 2001. The Company receives a fee for servicing mortgage loans ranging generally from 1/4% to 1/2% annually on the declining principal balances of the loans.

The process of servicing mortgage loans includes collecting and remitting loan payments, responding to borrower inquires, making advances when required, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and hazard insurance, making any physical inspections of the property, counseling delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans.

The Company has vertically integrated several loan-servicing functions that are commonly out-sourced by other loan servicers. These functions are included in the Servicing Segment and include monitoring and processing property tax bills, tracking and ensuring adequate insurance to protect the investor’s interest in the property securing each loan, trustee services, foreclosed real estate management and liquidation services, and property field inspection services. The Company’s insurance subsidiary, Balboa Insurance Group, performs the insurance tracking and payment service for CHL. The Company believes the integration of these functions gives it a competitive edge by lowering costs and enabling the Company to provide an enhanced overall level of service to its mortgage customers and investors.

To maximize the value of its investment in mortgage servicing rights, the Company endeavors to cross-sell various services and financial products to its portfolio of over 3.2 million borrowers. The Company cross-sells both insurance agency and home equity lines of credit to the borrowers in its existing portfolio. Insurance products offered by the Company, through its insurance agency, Countrywide Insurance Services, Inc. (“CIS”), include homeowners’, fire, flood, earthquake, auto, home warranty, life and disability insurance, as well as annuities. CIS is a national, full-service, multi-line insurance agency, with over five hundred thousand policies currently in force with both portfolio and non-portfolio customers. See “Business-Company Segments-Insurance Segment” for further discussion. The Company offers home equity lines of credit to its existing borrowers using telemarketing, direct mail solicitations, the Internet and monthly statements. As of December 31, 2001, the Company had 218,236 home equity lines of credit in place, up from 154,165 as of February 28, 2001.

The Company’s servicing portfolio is subject to reduction by scheduled principal payments, prepayments and foreclosures. The Company has elected in the past to sell a portion of its mortgage servicing rights as well as newly originated loans on a servicing-released basis and may do so in the future. Nonetheless, Countrywide’s overall strategy is to build and retain its servicing portfolio.

Loans are serviced from facilities located in Simi Valley, California and Plano, Texas (see “Properties”, following). The Company has developed systems and processes that enable it to service mortgage loans efficiently and, therefore, enhance earnings from its investment in mortgage servicing rights. Some of these systems and processes are highlighted under the heading “Information Technology” caption, following.

The Company’s telephone system controls the flow of calls to each servicing site and is designed to match the originating phone number to phone numbers in the Company’s database. Having identified the borrower, the Company can communicate topical loan information electronically without requiring the caller to enter information. The caller can obtain information through an Interactive Voice Response application or can speak with a customer service representative. Customer service representatives in both servicing facilities have access to on-line screens containing all pertinent data about a borrower’s account, thus eliminating the need to refer to paper files and shortening the average time per call – a key productivity measure.

The Company provides an Internet site (www.customers.countrywide.com) through which the mortgage customer can access a variety of information including current account details, tax and homeowners’ insurance information, transaction history, and answers to frequently asked questions. All online information is available in both English and Spanish. Mortgage customers may also update information such as phone numbers and mailing addresses, ask questions and receive responses using e-mail, and schedule payments.

Currently, approximately 22% of the Company’s mortgage customers make their monthly payments electronically using various payment methods. For those payments not made electronically, the Company’s high speed payment processing equipment enables Countrywide to deposit virtually all checks on the day of receipt, thereby maximizing cash availability to the Company.

The Company issues monthly statements to its mortgage customers. This allows the Company to provide personalized home loan information in a more timely manner while simultaneously providing a vehicle for the Company to market other products and services. Mortgage customers can choose to receive either a paper or an electronic statement. Approximately 18% of Countrywide’s mortgage customers have chosen to receive electronic statements which reduces the cost and improves the timeliness of providing loan information to the Company’s customers.

The collection department uses its collection management system together with its predictive dialing system to track and maximize each collector’s performance as well as to track the success of each collection effort.

The Company tracks its foreclosure activity through its internally developed default processing system. The default processing system allows each foreclosure to be assigned to a state/investor specific workflow template. The foreclosure processor is automatically guided through each step required to successfully complete a foreclosure in any state and for any investor.

The majority of the Company’s insurance tracking and disbursements are processed automatically through MortgageScan, which makes use of optical character recognition for forms and interacts with the servicing system. The Company’s insurance subsidiary, Balboa Insurance Group, performs the insurance tracking and payment service for CHL. Data is extracted from insurance documents and converted to an electronic file that is processed through a rules engine that automatically requests payments, prepares correspondence and updates the host servicing system. Approximately 97% of the insurance mail received annually is processed through MortgageScan. A similar process is also used to handle property tax bills for mortgage customers with impounded loans.

The following table sets forth certain information regarding the Company’s servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, for the periods indicated:

  ------------------------------------- --------------------------------------------------------------------------------------------------
  (Dollar amounts in millions)
  ------------------------------------- --------------------------------------------------------------------------------------------------
                                           Ten Months
                                              Ended
                                             December                                 Year Ended February 28(29),
                                                             --------------- -- ----------------- -- ----------------- -- ----------------
                                           31, 2001               2001                2000                 1999                1998
                                        ----------------     --------------- -- ----------------- -- ----------------- -- ----------------
  Beginning Servicing Portfolio           $293,600.1           $250,191.8          $215,488.9            $182,888.8           $158,585.3
  Add:  Loan Production                    123,968.8             68,923.2            66,739.7              92,880.5             48,771.7
           Bulk Servicing Acquired           3,771.8              8,712.1             2,003.3               4,591.1              1,010.0
           Subservicing Acquired               445.4              3,150.0             1,714.5               3,593.6              2,751.6
  Less: Servicing Transferred (1)                -                 (139.2)             (255.2)             (7,398.6)              (110.6)
           Runoff  (2)                     (85,159.4)           (37,237.8)          (35,499.4)            (61,066.5)           (28,119.2)
                                        ----------------     ---------------    -----------------    -----------------    ----------------
  Ending Servicing Portfolio              $336,626.7           $293,600.1          $250,191.8            $215,488.9           $182,888.8
                                        ================     ===============    =================    =================    ================

  Composition of Servicing                   December                                   As of February 28(29),
                                                             --------------- -- ----------------- -- ----------------- -- ----------------
  Portfolio at Period End:                 31, 2001               2001                2000                 1999                1998
                                        ----------------     --------------- -- ----------------- -- ----------------- -- ----------------
  FHA-Insured Mortgage Loans             $  46,232.2          $  47,307.5         $  43,057.1            $ 38,707.0           $ 37,241.3
  VA-Guaranteed Mortgage Loans              15,855.4             16,374.1            15,980.2              15,457.7             14,878.7
  Conventional Mortgage Loans              242,001.3            200,552.5           178,764.6             156,015.6            127,368.1
  Home Equity Loans                         11,198.5             10,736.7             5,229.2               2,806.3              1,656.5
  Sub-prime Loans                           21,339.3             18,629.3             7,160.7               2,502.3              1,744.2
                                        ----------------     ---------------    -----------------    -----------------    ----------------
         Total Servicing Portfolio        $336,626.7           $293,600.1          $250,191.8            $215,488.9           $182,888.8
                                        ================     ===============    =================    =================    ================

  Delinquent Mortgage Loans (3):
      30 days                                  3.11%             2.99%                2.56%                2.52%                 2.66%
      60 days                                  0.98%             0.89%                0.68%                0.55%                 0.57%
      90 days or more                          1.17%             1.02%                0.77%                0.80%                 0.82%
                                        ----------------     ---------------    -----------------     ----------------    ----------------
            Total Delinquencies                5.26%             4.90%                4.01%                3.87%                 4.05%
                                        ================     ===============    =================     ================    ================
  Foreclosures Pending (3)                     0.69%             0.64%                0.58%                0.54%                 0.62%
                                        ================     ===============    =================     ================    ================

  Delinquent Mortgage Loans (3):
       Conventional                            2.45%             2.34%                2.06%                2.03%                 2.48%
       Government                             12.14%            11.16%                8.38%                9.29%                 8.23%
       Home Equity                             1.48%             1.36%                 .90%                0.68%                 0.73%
       Sub-Prime                              14.42%            11.79%               11.30%                6.93%                 5.96%
                                        ----------------     ---------------    -----------------     ----------------    ----------------
         Total                                 5.26%             4.90%                4.01%                3.87%                 4.05%
                                        ================     ===============    =================     ================    ================

  Loans pending foreclosure (3):
       Conventional                            0.30%             0.28%                0.22%                0.26%                 0.36%
       Government                              1.23%             1.20%                1.36%                1.15%                 1.13%
       Home Equity                             0.02%             0.01%                0.02%                0.09%                 0.04%
       Sub-Prime                               3.39%             2.22%                2.31%                1.90%                 1.14%
                                        ----------------     ---------------    -----------------     ----------------    ----------------
         Total                                 0.69%             0.64%                0.58%                0.54%                 0.62%
                                        ================     ===============    =================     ================    ================

  ------------------------------------- ---------------- --- --------------- -- ----------------- --- ---------------- -- ----------------
(1)	When servicing rights are sold from the servicing portfolio, the Company generally subservices such loans from the sales contract date to the transfer date.
(2)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modifications, sale, condemnation or foreclosure).
(3)	Expressed as a percentage of the total number of loans serviced excluding subserviced loans and portfolios purchased at a discount due to their non-performing status.

Over the past five years, delinquencies in the Company’s FHA, VA and subprime servicing portfolios have increased due to the seasoning (aging) of the servicing portfolios. The average age of the FHA and VA loans in the portfolio increased to 38 months at December 31, 2001, compared to 28 months at February 28, 1998. The average age of the subprime loans increased to 21 months at December 31, 2001, from 10 months at February 28, 1998. Delinquency ratios tend to increase as loans age, reaching a peak at three to five years of age. In addition, mortgage loan delinquency generally fluctuates in a seasonal manner, peaking during the month of December. The increase in the delinquency rate from February 28, 2001 to December 31, 2001 is due to the seasonal increase in delinquencies. Management believes that the delinquency rates presented are consistent with industry experience for these loan portfolios, given their seasoning.

The following table sets forth the geographic distribution of the Company’s servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, as of December 31, 2001:

   ------------------------------------------------ --- ---------------------------------- -------------
                                                             Percentage of Principal
                                                                Balance Serviced
   ------------------------------------------------ --- ---------------------------------- -------------

                        California                                     26.4%
                        Texas                                           5.7%
                        Florida                                         5.4%
                        Michigan                                        4.1%
                        Colorado                                        4.0%
                        Washington                                      3.4%
                        Arizona                                         3.3%
                        Illinois                                        3.3%
                        New York                                        2.7%
                        Ohio                                            2.7%
                        Georgia                                         2.6%
                        New Jersey                                      2.5%
                        Massachusetts                                   2.4%
                        Pennsylvania                                    2.3%
                        Virginia                                        2.3%
                        Maryland                                        2.0%
                        Others (1)                                     24.9%
                                                                 -----------------
                                                                      100.0%
                                                                 =================

   ------------------------------------------------ ------------ ----------------- ---------------------
(1)	No other state contains 2.0% or more of the properties securing loans in the Company’s servicing portfolio.

Insurance Segment

The Insurance Segment activities include Balboa Life and Casualty Group (“Balboa”), a national provider of property, life, and liability insurance, Second Charter Reinsurance Company, a primary mortgage reinsurance company, Countrywide Insurance Services, Inc. (“CIS”), a national insurance agency offering a full menu of insurance products directly to consumers, and DirectNet Insurance Agency, which provides turnkey and customized personal insurance solutions to the customers of other financial services institutions. Balboa is “A” rated by A.M. Best Company, an insurance company rating agency. The “A” rating is defined by the A.M.

Best Company as having "a strong ability to meet ongoing obligations to policyholders."

Balboa is comprised of Balboa Insurance, Balboa Life Insurance, Balboa Life Insurance of New York, Metriplan Insurance and Newport Insurance companies. Balboa commenced operations in 1948, and was acquired by the Company on November 30, 1999. Balboa is headquartered in Irvine, California, and has offices in Simi Valley, California, Pittsburgh, Pennsylvania and Plano, Texas.

Balboa is the leading writer of lender-placed auto physical damage insurance and guaranteed auto protection insurance and a leader in lender-placed property hazard insurance. Balboa is licensed to underwrite property and casualty, life and disability insurance in all 50 states. Balboa provides product and tracking services to 1,300 financial institutions, including 50 of the 100 largest United States financial services companies, either directly or through independent agents. Balboa provides loan-tracking services on a combined portfolio of over 8 million loans. Loan tracking services provide lenders with assurance that lender-required insurance is in place, and when the borrower allows insurance to lapse, lender-placed insurance is placed timely. The total net written insurance premiums for the ten month period ended December 31, 2001 and the year ended February 28, 2001 were $315 million and $244 million, respectively.

Balboa also underwrites retail voluntary homeowners’ insurance and additional credit life and disability insurance products. These products are distributed by CIS, DirectNet and other non-affiliated entities.

Second Charter Reinsurance Company earns a portion of the primary mortgage insurance premiums associated with loans in the Company’s servicing portfolio by providing a layer of non-catastrophic reinsurance coverage to the primary mortgage insurance companies providing the related primary mortgage insurance.

CIS is comprised of Countrywide Insurance Services, Inc. (California); Countrywide Insurance Services, Inc. (Arizona); Countrywide Insurance Services of Alabama, Inc.; Countrywide Insurance Agency of Massachusetts; Countrywide Insurance Services of Texas, Inc. and Countrywide General Agency of Texas, Inc. CIS is headquartered in Simi Valley, California, with sales offices located in Simi Valley, California; Phoenix, Arizona; Plano, Texas; Amherst, Massachusetts; and Orlando, Florida.

CIS is an independent insurance agency that provides homeowners’ insurance, life insurance, disability insurance, automobile insurance, and various other coverages. CIS has been servicing the insurance needs of homeowners, primarily CHL’s mortgage customers, since 1969. As of December 31, 2001 and February 28, 2001, CIS had 566,000 and 514,000 policies-in-force, respectively.

DirectNet is comprised of DirectNet Insurance Agency and DirectNet Insurance Agency of Arizona. As of December 31, 2001, DirectNet serviced 5,035 policies on behalf of other financial services companies.

Capital Markets Segment

The Capital Markets Segment consists of Countrywide Capital Markets ("CCM") and CCM International Ltd. ("CCMI"). CCM has three principal operating subsidiaries: CSC, Countrywide Servicing Exchange ("CSE") and Countrywide Asset Management Corporation. CCM's principal offices are located in Calabasas, California with sales offices in New York, New York; Rochester, New York; and Ft. Lauderdale, Florida.

CSC is a registered broker-dealer and a member of both the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. CSC primarily trades mortgage-related securities, including pass-through certificates issued by GNMA, Fannie Mae, Freddie Mac and others, and collateralized mortgage obligations and similar obligations. CSC also trades certificates of deposit issued by banks, the deposits of which are insured by the Bank Insurance Fund (a fund of the Federal Deposit Insurance Corporation), as well as callable agency debt, asset-backed securities, and corporate debt. CSC participates in the underwriting of securities for CHL and for unrelated entities. CSC provides secured financing for customers through reverse repurchase agreements.

CSC also arranges the purchase and sale of mortgage loans for CHL and others. CSC trades with institutional investors, such as investment managers, pension fund companies, insurance companies, depositories, and other broker-dealers.

CSC’s total securities trading volume for the ten months ended December 31, 2001 and for the year ended February 28, 2001, was $1,183 billion and $742 billion, respectively, primarily comprised of MBS.

CCMI is a broker-dealer in the United Kingdom, regulated by the Financial Services Authority. CCMI arranges trades for CSC with trading partners in the European market. The principal office of CCMI is located in London, England.

CSE is among the leading national mortgage servicing brokerage and consulting firms. CSE, as an agent, facilitates the purchase and sale of bulk servicing contracts and provides loan portfolio evaluation services for prospective investors and servicers of residential mortgage loans.

Countrywide Asset Management Corporation arranges for purchases by CHL of distressed loans and other credit sensitive residential mortgage assets, including the related servicing rights, from other lenders, typically at deep discounts. The Company services the loans with the intent to sell or securitize loans that become eligible for sale or securitization and liquidate those that do not become eligible for sale or securitization. CHL provides the related loan servicing and property liquidation activities.

Global Segment

The Global Segment operations include those of Global Home Loans Limited (“GHL”), a provider of loan origination processing and servicing in the United Kingdom (“UK”); UKValuation Limited (“UKV”), a provider of property valuation services in the UK; Countrywide International Consulting Services, LLC, (“CICS”), an international provider of mortgage services-related analytic and advisory services; and Countrywide International Technology Holdings Limited (“CITH”), a licensor of loan origination processing, servicing, and residential real estate value assessment technology.

GHL was founded in May 1999 as a joint venture with UK-based Woolwich plc – a division of Barclays plc. Barclays is a UK-based financial services group engaged primarily in banking, investment banking and investment management. Woolwich represents Barclay’s UK mortgages and household insurance operation. Barclays has been involved in banking for over 300 years and operates in over 60 countries with total assets of $517.1 billion at December 31, 2001, and annualized mortgage loan production of $22.6 billion. Barclays believes that its share of the UK mortgage lending market is approximately 10%.

GHL became a majority-owned subsidiary of the Company in July 2001. GHL currently processes all of Woolwich’s new mortgage applications and services its mortgage loan portfolio. GHL services a portfolio in excess of 750,000 loans and processed the applications for over 97,000 loans for the ten months ended December 31, 2001. GHL expects to add more third-party clients in the future.

UKV was officially launched in December 2001 as a majority-owned joint venture with significant mortgage lending firms in the UK. UKV provides electronic property valuation services and holds a license to use UKAPES, the Company’s proprietary automated property valuation technology, within the UK. Management believes that UKAPES is the first artificial intelligence property valuation system to be introduced in the UK.

CICS, a Delaware limited liability company, is an international consulting company generating fee income while assisting in the identification of loan origination processing, servicing, and other mortgage related opportunities outside of the United States Current or recent consulting assignments have taken place in Japan, Korea, Mexico, and Colombia.

CITH holds the rights to license and develop the Company’s proprietary loan origination and servicing technology outside of the United States. This technology has given the Company a competitive advantage in terms of operational efficiency and scale. CITH also holds the non-United States rights to license UKAPES, the Company’s proprietary automated property valuation system.

Banking Segment

The Banking Segment’s operations include those of Treasury Bank and of Countrywide Warehouse Lending (“CWL”). Countrywide acquired Treasury Bank in May 2001 for $3.2 million in cash. At acquisition, the Bank had total assets of approximately $75.3 million. At December 31, 2001, the Bank had total assets of $840.4 million, including $615.5 million of mortgage-backed securities, $172.8 million of overnight investments, and $36.4 million of loans receivable. Deposits were $675.5 million at December 31, 2001.

Management intends to significantly increase the size of Treasury Bank over the next three years to a targeted total asset size of $22 billion. Management intends to realize this goal by utilizing Countrywide’s loan origination platform so that the Bank can originate loans for the Bank’s investment portfolio. Funding for this growth will come from a variety of sources, including transfers of impound accounts controlled by CHL, secured advances from the Federal Home Loan Bank, and from retail deposits generated from the Company’s customer base and elsewhere.

CWL, which is not an insured depository institution, provides warehouse lines of credit to mortgage originators to finance their origination or acquisition of residential mortgage loans. Advances under the lines of credit are secured by mortgage loans. At December 31, 2001, CWL had total assets of $1.4 billion, comprised primarily of warehouse loans receivable.

D.   Information Technology

The Company makes extensive use of technology, much of it proprietary, to provide high levels of service to its customers and to maximize the efficiency of its operations. The Company views its constantly evolving technology as a key, long term, competitive advantage. By implementing highly integrated systems into its lines of business, the Company believes it has been successful in the rapid start-up of new business enterprises. The Company sees technology as an essential contributor to maintaining world-class productivity levels in its operations.

Management believes that the deployment of advanced Internet technologies, data warehousing and customer management technologies, artificial intelligence and business rules engines, advanced messaging and collaborative computing systems, interactive voice response and call management systems all represent uses of technology that play a role in improving or maintaining Countrywide’s productivity and efficiency.

The Company uses several internally developed systems in the loan origination process. These systems include AdvantEdge®, CLUES®, EDGE, GEMS, LandSafe Credit Merge Engine, and DynamicDox. AdvantEdge is a contact management and loan origination system, which can be used separately or integrated with EDGE (described in the following paragraphs) or into websites. AdvantEdge was designed primarily to assist the Company’s telemarketing unit and retail branch network in generating more sales. AdvantEdge provides the telemarketing unit and the retail branch network the ability to: (i) manage customer contact efficiently and effectively; (ii) pre-qualify a prospective applicant; (iii) provide “what if” scenarios to match a borrower with the appropriate loan product; (iv) obtain on-line price quotes; (v) take applications; (vi) request credit reports electronically through LandSafe, Inc.; (vii) issue a LOCK ‘N SHOP® certificate; and (viii) transmit a loan pre-application to the appropriate production unit for processing.

The loan origination modules of AdvantEdge provide disclosure document generation capability and access to CLUES® (described in the next paragraph). Once a loan is ready to be funded, the loan information is seamlessly transferred to EDGE, resulting in time saved and enhanced customer service. The Company believes that AdvantEdge® will allow the retail branch network to convert more leads, increase business partner referrals and cross-sell additional products (e.g. mortgage insurance, property insurance, etc.) throughout the loan process. By maintaining a database of customer contact information, real estate agents, individual customers, loan brokers, builders and other business partners, the Company believes it will have the ability to maximize the value of its customer relationships.

CLUES, is an artificial intelligence underwriting support system that is designed to expedite the review of applications, credit reports and property appraisals. The Company believes that CLUES increases underwriters’ productivity, reduces costs and provides greater consistency to the underwriting process. CLUES provides improved efficiencies in the Company’s loan origination process and in the level of customer service (e.g., improved pricing, approval and funding speed) that the Company is able to provide to its various customers.

The Company’s loan origination processing systems are the EDGE system (used by the Consumer Markets Division, Wholesale Division, and FSLI) and GEMS (primarily used by the Correspondent Division). These systems are designed to reduce the time and cost associated with the loan application and funding process. These systems are integrated with the Company’s loan servicing, sales, accounting, treasury and other systems. The Company believes that both the EDGE and GEMS systems improve the quality of its loan products and customer service by: (i) reducing the risk of Countrywide originating or purchasing deficient loans; (ii) facilitating accurate and customized pricing; (iii) promptly generating loan documents with the use of laser printers; (iv) providing for electronic communication with credit repositories, financial institutions, HUD and other third parties; and (v) generally minimizing manual processing.

LandSafe Credit Merge Engine is a system that gathers information from the nation’s three largest credit bureaus and merges and consolidates the information into a single credit report. LandSafe Credit Merge Engine was developed to (i) allow the loan origination process to continue in the event a single credit bureau became unavailable; (ii) provide more complete and timely data by presenting results accumulated from more than one source; and (iii) provide a flexible format capable of accommodating a variety of computer systems. This system is used internally by the Company, as well as by unrelated companies under licensing agreements with Countrywide.

DynamicDox is a new system at Countrywide. DynamicDox is an electronic document delivery vehicle. It provides a mechanism for Countrywide’s loan origination systems to post documents to the World Wide Web. DynamicDox sends an e-mail link to the recipient(s) notifying them that they have an electronic package ready for download. After users (closing agents) are registered and given a password, they can view and print Countrywide loan documents on-line in a completely secure and encrypted environment. DynamicDox provides secure electronic loan package posting to our Web site, rapid e-mail notification of recipients, secure package access and review, and compliant printing.

DynamicDox enables mortgage lenders and closing agents to efficiently manage the loan closing process. DynamicDox delivers packages in minutes, not hours or days; dramatically shortens review/revise/approve cycles; significantly reduces delivery and redelivery expenses; provides automatic notification, tracking and escalation; allows document packages to be sent and received 24 hours a day, 7 days a week; and delivers packages simultaneously to multiple recipients.

Global Origination System and Global Servicing System are applications that are being developed to support Global Home Loans Ltd. These systems are designed to address multi-company, multi-currency and multi-lingual requirements. Management believes their implementation will position the Company to expand its presence in the global mortgage market.

The Internet is used by the Company as an efficient source of information to its existing customers, as a means of attracting new customers, and as a means of facilitating transactions with its business partners. The Company’s goal is to allow the customer (direct consumer or business partner) to use Countrywide’s various websites in an integrated fashion with each such customer’s existing infrastructure and to provide customers with competitive pricing as well as convenient and efficient services.

The Company’s more than sixty websites, many of which can be reached through Countrywide’s primary website (http://countrywide.com/), continue to evolve in depth and breadth as Countrywide develops additional online presence. The Company has developed customized, interactive web pages for each of its retail branches to leverage its local knowledge and expertise to the consumer. The Company believes this strategy provides it with a distinct advantage over other online competitors. Part of the Company’s strategy is to integrate services required in the loan process (such as title, appraisal, home inspection and credit reporting) and offered through its LandSafe subsidiaries. Insurance services are also available on-line through CIS. This provides a “one-stop” solution to the consumer and to the Company’s business partners.

Key areas of the Company's consumer websites are:

(i)	Home Financing – Mortgage and Equity Lines - provides potential customers with the ability to pre-qualify for a loan, calculate maximum affordable home price, loan amount and monthly payments, review loan products and current rates, submit loan applications on-line, check application status on-line, determine if refinancing is advantageous and obtain answers to frequently asked questions.

(ii)	Customer Service - provides current customers the ability to review their current loan status, account history, insurance information, financial services and subscription services online. This also includes information on the “Mortgage Pay on the Web” service, an internally developed product that allows the customer to make mortgage payments online.

(iii)	Insurance Solutions - provides insurance information concerning homeowners, automobile, home warranty, life, disability insurance and annuities. This link provides calculators to help customers determine coverage amounts and premiums including instant on-line quotes. It also provides existing customers the ability to contact the Company’s customer service department to change existing coverage, review terms, conditions and status of existing policies, file a claim, make a complaint, renew an existing policy, make changes to method of billing and update personal information.

(iv)	“Corporate Information”, which contains information about the Company’s background, description of products and services offered, a president’s letter, available career opportunities, press releases, quarterly earnings and performance reports, annual reports and other investor information.

The Internet sites that enhance business partner relationships include the “REALTOR® Advantage” for realtors, “Builders Advantage” for builders, CWBC for mortgage brokers, and Platinum for Correspondents.

REALTOR® Advantage (http://realtors.countrywide.com/) allows realtors to register in the Company’s online resource directory, obtain direct access to local branches for up-front approvals, obtain a LOCK N’ SHOP® and LOCK N’ SELL® to guarantee rates, obtain up-front loan pre-approval on behalf of their clients, and access other value-added tools for their clients.

Builders Advantage (http://builders.countrywide.com/) is a site that allows builders to register with the Company, to learn about the Company’s builder advantage program and builder services and provides links to builder industry web sites.

CWBC (http://www.cwbc.com/) is the Company’s automated facility to provide mortgage brokers the tools they need to qualify, process and close loans with Countrywide. CWBC provides loan brokers who are registered with Countrywide with automated underwriting, pipeline management, pricing, customized rate sheets, and loan guidelines on a broad range of conforming, jumbo, expanded criteria, adjustable rate, and second mortgage products. The CWBC site allows registered brokers to (i) float or lock loans 24 hours a day, 7 days a week through e-Pipeline; (ii) obtain up-to-the-minute pricing; (iii) customize broker’s rate sheets using CHL’s pricing; (iv) track status of all loans in the pipeline (for CWBC and branch generated loans); (v) download marketing materials and loan submission forms; (vi) access the Company’s ancillary services (appraisal, credit reporting, flood and homeowners’ insurance); (vii) benefit from the website-creation services offered by the Company and (vii) link to other industry-related sites.

Platinum (http://cldweb/Platinum/) is the Company’s automated facility to provide Correspondents the tools they need to qualify, process and close loans with Countrywide. Platinum offers approved Correspondents (i) the ability to register loans and lock in commitments; (ii) access to CLUES® and Freddie Mac Loan Prospector underwriting decision services; (iii) access to the Company’s ancillary services (appraisal, credit reporting, flood and home warranty and homeowners’ insurance); (iv) access to current pricing rate sheets; (v) up-to-the-minute reporting of loans in the pipeline; and (vi) links to other industry-related sites.

ITEM 2.   PROPERTIES

The primary executive and administrative offices of the Company and its subsidiaries are located in Calabasas, California. The headquarters facility consists of approximately 225,000 square feet and is situated on 20.1 acres of land. The executive and administrative operations of the Company’s information technology division and the Marketing Department are located in an 88,000 square foot office building in Calabasas, California which the Company has leased with an option to purchase. The Company subleases a 230,000 square foot facility in Rosemead, California, which houses loan production and certain subsidiary operations, and it leases and subleases approximately 175,000 square feet of office space in West Hills, California which houses its Correspondent and Wholesale Divisions. In Simi Valley, California, the Company owns two office buildings totaling approximately 506,000 square feet which currently house loan servicing operations and a 200,500 square foot building which houses the Company’s document custodian, collateral documents and the Company’s document management operations. The Company also owns three office buildings totaling approximately 790,000 square feet on 38.5 acres in Plano, Texas, which house additional loan servicing, loan production, data processing and subsidiary operations.

During 2001, the Company leased 98,000 square feet in Simi Valley to house the Balboa Life & Casualty insurance tracking operations. In October 2001, the Company purchased the 80,000 square foot office building and 125,000 square foot warehouse adjacent to the Company’s existing facilities in Simi Valley. The warehouse will be converted to approximately 250,000 square feet of office space, and both new buildings will house loan servicing and other business units. Commencing the second quarter of 2002, growth in the Company’s Loan Administration Division will be partially accommodated in a newly leased 102,000 square foot facility currently under construction in Lancaster, California. During the second quarter of 2002, the executive and administrative offices of Balboa Life & Casualty will be relocating from their existing facility to 110,000 square feet of leased office space in Irvine, California. Additional space located in Irvine, Pasadena, Calabasas, Moorpark and Simi Valley, California is currently under lease for certain subsidiaries, loan servicing, loan production and data processing operations. These leases provide an additional 335,000 square feet on varying terms. The executive and administrative operations of Treasury Bank are located in approximately 12,500 square feet of leased office space in Alexandria, Virginia. In addition, the Company leases space for its branch offices throughout the country.

ITEM 3.   LEGAL PROCEEDINGS

The Company and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to their businesses. Although it is difficult to predict the ultimate outcome of these proceedings, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                STOCKHOLDER MATTERS

The Company’s common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange (Symbol: CCR). The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for the Company’s common stock and the amount of cash dividends declared during the last two periods:

 -------------------------------------------------------------------------------------------------------------------------------
                                                 For the year ended February 28, 2001
 -------------------------------------------------------------------------------------------------------------------------------
                                                               Stock Price                        Cash Dividends Declared
 -------- -------------------------------------- -- -------------- ------------------- -----------------------------------------
          Quarter ended                                 High              Low
 -------- -------------------------------------- -- -------------- ------------------- -----------------------------------------

          May 31, 2000                                   $35.00            $22.31                            $0.10
          August 31, 2000                                 39.75             30.00                             0.10
          November 30, 200                                41.69             31.50                             0.10
          February 28, 2001                               52.00             36.31                             0.10

 -------- -------------------------------------- -- -------------- ------------------- --- -------------------------------------

 -------------------------------------------------------------------------------------------------------------------------------
                                              For the ten months ended December 31, 2001
 -------------------------------------------------------------------------------------------------------------------------------
                                                               Stock Price                        Cash Dividends Declared
 -------- -------------------------------------- -- -------------- ------------------- -----------------------------------------
          Period ended                                  High              Low
 -------- -------------------------------------- -- -------------- ------------------- -----------------------------------------

          May 31, 2001                                   $49.35           $38.05                             $0.10
          August 31, 2001                                 46.90            38.55                              0.10
          November 30, 2001                               48.73            37.40                              0.10
          Month of December 31, 2001                      43.23            38.30                              -

 -------- -------------------------------------- -- -------------- ------------------- --- -------------------------------------

The Company has declared and paid cash dividends on its common stock quarterly since 1982. For the ten months ended December 31, 2001 and the year ended February 28, 2001, the Company declared quarterly cash dividends totaling $0.30 and $0.40 per share, respectively.

The ability of the Company to pay dividends in the future is limited by the earnings, cash position and capital needs of the Company, general business conditions and other factors deemed relevant by the Company’s Board of Directors. The Company is prohibited under certain of its debt agreements, including its guarantee of CHL’s revolving credit facility, from paying dividends on any capital stock (other than dividends payable in capital stock or stock rights), if in default, otherwise the Company may pay dividends in an aggregate amount not to exceed the greater of: (i) the after-tax net income of the Company, determined in accordance with generally accepted accounting principles, for the fiscal year to the end of the quarter to which the dividends relate and (ii) the aggregate amount of dividends paid on common stock during the immediately preceding year. The ability of the Company to pay dividends may also be limited by the Federal Reserve if it determines that the payment of dividends by the Company would hinder its ability to serve as a source of strength for Treasury Bank or would otherwise be detrimental to the continued viability of Treasury Bank or the Company.

The primary source of funds for payments to stockholders by the Company is dividends received from its subsidiaries. Accordingly, such payments by the Company in the future also depend on various restrictive covenants in the debt obligations of its subsidiaries, the earnings, the cash position and the capital needs of its subsidiaries, as well as laws and regulations applicable to its subsidiaries. Unless the Company and CHL each maintains specified minimum levels of net worth and certain other financial ratios, dividends cannot be paid by the Company and CHL to remain in compliance with certain of CHL’s debt obligations (including its revolving credit facility). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

As of March 22, 2002 there were 2,167 shareholders of record of the Company’s common stock, with 123,055,047 common shares outstanding.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

-------------------------------------------------------- -------- ---------------- --------------------------------------------------------------
(Dollar amounts in thousands, except per share data)
                                                                                   --------------------------------------------------------------
------------------------------------------------- --------------- ----------------
                                                                    (Unaudited)
                                                    Ten Months      Ten Months                   Year ended February 28(29),
                                                                                   --------------------------------------------------------------
                                                      Ended       Ended December
                                                   December 31,      31, 2000
                                                       2001                             2001            2000            1999           1998
------------------------------------------------- --------------- ---------------- --------------- ---------------- -------------- --------------
Statement of Earnings Data (1):
Revenues:
   Loan origination fees                                $765,904        $309,675         $398,544      $406,458         $623,531       $301,389
   Gain on sale of loans                                 913,094         429,753          611,092       557,743          699,433        417,427

   Interest earned                                     1,821,897       1,078,231        1,341,402       998,646        1,029,066        584,076
   Interest charges                                   (1,474,719)     (1,076,432)      (1,330,724)     (904,713)        (962,302)      (556,032)
                                                  --------------- ---------------- --------------- ---------------- -------------- --------------
      Net interest earned                                347,178           1,799           10,678        93,933           66,764         28,044
   Loan servicing fees                                 1,281,652         978,781        1,201,177       996,861          842,583        734,982
   Amortization and impairment/recovery of
     mortgage servicing rights, net of
servicing    hedge                                    (1,220,317)       (464,221)        (617,153)     (445,138)        (600,766)      (328,845)
                                                  --------------- ---------------- --------------- ---------------- -------------- --------------
                                                  --------------- ---------------- --------------- ---------------- -------------- --------------
          Net loan servicing fees                         61,335         514,560          584,024       551,723          241,817        406,137
   Net insurance premiums earned                         316,432         223,273          274,039        75,786           12,504          5,643
   Commissions and other revenue                         231,738         164,248          195,462       198,318          175,363        132,574
   Gain on sale of subsidiary                                  -               -                -         4,424                -         57,381
                                                  --------------- ---------------- --------------- ---------------- -------------- --------------
      Total revenues                                   2,635,681       1,643,308        2,073,839     1,888,385        1,819,412      1,348,595
                                                  --------------- ---------------- --------------- ---------------- -------------- --------------
Expenses:
   Salaries and related expenses                         996,117         621,919          769,287       689,768          669,686        424,321
   Occupancy and other office expenses                   330,042         226,785          275,074       270,015          264,575        179,308
   Marketing expenses                                     54,068          61,976           71,557        72,930           64,510         42,320
   Insurance net losses                                  134,819          88,113          106,827        23,420                -              -
   Other operating expenses                              332,016         219,630          265,059       201,054          188,836        137,100
                                                  --------------- ---------------- --------------- ---------------- -------------- --------------
      Total expenses                                   1,847,062       1,218,423        1,487,804     1,257,187        1,187,607        783,049
                                                  --------------- ---------------- --------------- ---------------- -------------- --------------
Earnings before income taxes                             788,619         424,885          586,035       631,198          631,805        565,546
Provision for income taxes                               302,613         153,200          211,882       220,955          246,404        220,563
                                                  --------------- ---------------- --------------- ---------------- -------------- --------------
                                                  --------------- ---------------- --------------- ---------------- -------------- --------------
Net earnings                                            $486,006        $271,685         $374,153      $410,243         $385,401       $344,983
================================================= =============== ================ =============== ================ ============== ==============
Per Share Data (2):
Basic (3)                                               $4.04           $2.37            $3.26           $3.63            $3.46          $3.21
Diluted (3)                                             $3.89           $2.30            $3.14           $3.52            $3.29          $3.09
Cash dividends per share                                $0.30           $0.30            $0.40           $0.40            $0.32          $0.32
Weighted average shares outstanding:
   Basic                                             120,339,000     114,495,000      114,932,000   113,083,000      111,414,000    107,491,000
   Diluted                                           124,793,000     118,317,000      119,035,000   116,688,000      117,045,000    111,526,000
================================================= =============== ================ =============== ================ ============== ==============
Selected Balance Sheet Data at End of Period (1):
Total assets                                         $37,216,804     $26,132,132      $22,955,507   $15,822,328      $15,648,256    $12,183,211
Short-term debt                                      $15,105,370     $12,157,436       $7,300,030    $2,529,302       $3,982,435     $3,279,489
Long-term debt                                       $10,897,481      $7,149,323       $7,643,991    $7,253,323       $5,953,324     $4,195,732
Common shareholders' equity                           $4,087,642      $3,313,789       $3,559,264    $2,887,879       $2,518,885     $2,087,943
================================================= =============== ================ =============== ================ ============== ==============
Operating Data (Dollar amounts in millions):
Loan servicing portfolio (4)                            $336,627        $284,894         $293,600      $250,192         $215,489       $182,889
Volume of loans originated                              $123,969         $54,698          $68,923       $66,740          $92,881        $48,772
================================================= =============== ================ =============== ================ ============== ==============
(1)	Certain amounts in the Consolidated Financial Statements have been reclassified to conform to current year presentation.
(2)	Adjusted to reflect subsequent stock dividends and splits.
(3)	Earnings per share for the year ended February 28, 1998 include a $57.4 million gain on sale of subsidiary. Excluding the non-recurring gain on sale of subsidiary, basic and diluted earnings per share would have been $2.88 and $2.78, respectively.
(4)	Includes warehoused loans and loans under subservicing agreements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company’s core business is residential Mortgage Banking. Historically, the vast majority of the Company’s earnings and capital investment was attributable to its Mortgage Banking business. In recent years, the Company has begun to significantly expand its operations beyond Mortgage Banking. With its entry into Banking in 2001, the Company now has five business segments: Mortgage Banking, Insurance, Capital Markets, Global, and Banking. This diversification was done both to capitalize on meaningful synergies with the Company’s core Mortgage Banking business as well as to provide a steady source of earnings growth that is not as subject to the cyclical nature of the mortgage banking business. Although Mortgage Banking will remain the Company’s core business—and Management remains optimistic about Mortgage Banking’s future prospects—the Company expects its non-Mortgage Banking businesses to contribute a steadily increasing percentage of the Company’s overall earnings in the future.

The Company’s results of operations historically have been influenced primarily by the level of demand for mortgage loans, which is affected by external factors such as prevailing mortgage rates and the strength of the United States housing market.

CRITICAL ACCOUNTING POLICIES

The accounting policies that have the greatest impact on the Company’s financial condition and results of operations and that require the most judgment are those relating to its mortgage securitization activities and the ongoing valuation of retained interests, particularly Mortgage Servicing Rights (“MSRs”), that emanate from those activities, and its hedging activities.

Gain on Sale

The Company securitizes substantially all of the mortgage loans it produces and sells those securities on a regular basis in the secondary mortgage market. By-products of those securitizations are certain retained interests, including MSRs, interest-only securities, principal-only securities, and residual securities, which the Company generally holds as long-term investments.

In effect, the Company determines the gain on sale of a security by allocating the acquisition cost of the underlying mortgage loans between the security and the retained interests, based on their relative estimated fair values. The reported gain is the difference between the cash proceeds from the sale of the security and its allocated cost.

Following is a hypothetical example of this accounting concept:

------- --------------------------------------------------------------------------------- ----------------- ----------------

        Acquisition cost of mortgage loans underlying a security                              $1,000,000
                                                                                          =================

        Fair Values:
          Security                                                                           $   990,000
          Retained Interests                                                                      20,000
                                                                                          -----------------
            Total fair value                                                                  $1,010,000
                                                                                          =================

        Computation of gain on sale of security:
          Sales proceeds                                                                     $   990,000
          Less: allocated cost ($1,000,000 x $990,000/$1,010,000)                                980,198
                                                                                          -----------------
             Gain on sale                                                                  $       9,802
                                                                                          =================

        Initial recorded value of retained interests ($1,000,000 - $980,198)                $     19,802
                                                                                          =================

------- --------------------------------------------------------------------------------- ----------------- ----------------

Retained Interest Valuation

The determination of fair values of the retained interests at the initial recording and on an ongoing basis requires considerable management judgment. Unlike agency mortgage-backed securities, the market value of retained interests is not readily ascertainable with precision because these assets are not actively traded in stand-alone markets. For some MSRs, it is possible to indirectly ascertain approximate market values through observations of the whole-loan mortgage market. Similarly, the market value of some interest-only and principal-only securities can be estimated based upon the observed prices of similar agency securities. The Company uses available market data along with industry convention as well as discounted cash flow models to arrive at the initial fair values of its retained interests.

Once recorded, retained interests are periodically evaluated for impairment. Impairment is defined generally as a reduction in current fair value below carrying value. If a retained interest is impaired, the impairment is recognized in current-period earnings. MSR impairment is recorded through a valuation allowance. If the value of MSRs subsequently increases, the valuation allowance can be recovered through a credit to current-period earnings (As of December 31, 2001, the MSR impairment valuation allowance was $935.5 million.). For other retained interests (with the exception of principal-only securities), if the value subsequently increases it is recognized prospectively through a higher effective yield.

Generally, for impairment purposes, the Company estimates fair values through use of proprietary zero-volatility cash models and prepayment models. The Company has incorporated underlying assumptions it believes other major market participants would use to compute fair values. With regard to MSRs, the Company has incorporated cash flow elements it believes other major market participants would consider to derive the fair value of MSRs. Those cash flows associated with MSRs consist of: net service fees; earnings from escrow balances; late charges; prepayment penalties; cross-sell activities, namely insurance and home equity loans; loan retention benefits; net captive reinsurance premiums; government loan remarketing gains; other miscellaneous fees; servicing operating costs; servicing advance costs, and foreclosure-related costs.

At December 31, 2001, the Company's investment in MSRs was stratified as follows:

 ----- ------------------------------ --- ------------------------------------------------------------------------------------------
       (Dollar amounts in millions)                                   Total Portfolio at December 31, 2001
 ----- ------------------------------ --- ------------------------------------------------------------------------------------------
                                                                                             Weighted
                 Mortgage                   Principal               Percent                  Average                     MSR
                   Rate                     Balance (1)            of Total              Maturity (Years)              Balance
 ----- ------------------------------ --- ----------------- -- ------------------ -- ------------------------- -- ------------------
             7% and under                     $136,849.3            41.8%                      24.6                    $2,707.5
             7.01-8%                           135,022.4            41.2%                      26.0                     2,587.8
             8.01-9%                            36,655.3            11.2%                      26.3                       537.8
             9.01-10%                            9,111.1             2.8%                      25.1                       127.5
             over 10%                            9,902.2             3.0%                      22.6                       155.5
                                          -----------------    ------------------    -------------------------    ------------------
                                              $327,540.3           100.0%                      25.3                    $6,116.1
                                          =================    ==================    =========================    ==================
       (1) Excludes subservicing.

 ----- ------------------------------ --- ----------------- -- ------------------ -- ------------------------- -- ------------------

The following table shows the value sensitivity of the MSRs and other retained interests to the key assumptions used by the Company to determine their fair values at December 31, 2001:

--------------------------------------------------------- ------------------------------------------------------------

(Dollar amounts in thousands)                                                           Other retained interests
                                                                    MSRs
--------------------------------------------------------- -------------------------- -- -------------------------- ---

Fair value of mortgage servicing rights                              $6,116,082                   $1,184,592

Weighted-average life (in years)                                            5.9                          3.3

WEIGHTED-AVERAGE Prepayment speed (annual rate)                           17.2%                        28.2%

Impact of 10% adverse change                                           $230,304                      $69,513

Impact of 20% adverse change                                           $441,858                     $130,807

WEIGHTED-AVERAGE Discount rate (annual rate)                              11.1%                        15.2%

Impact of 10% adverse change                                           $245,260                      $20,139

Impact of 20% adverse change                                           $472,130                      $39,105

WEIGHTED-AVERAGE LIFETIME CREDIT LOSSES                                   0.02%                        3.00%

Impact of 10% adverse change                                            $16,515                      $25,280

Impact of 20% adverse change                                            $34,604                      $50,560

--------------------------------------------------------- -------------------------- -- -------------------------- ---

These sensitivities are hypothetical and should be used with caution. The preceding information is furnished to provide the reader with a basis for assessing the sensitivity of the values presented to changes in assumptions. As the figures indicate, changes in fair value based on a 10% variation in individual assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. In addition, in the above table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in credit losses), which might magnify or counteract the sensitivities.

The Company reviews all major valuation assumptions periodically using the most recent empirical and market data available and makes adjustments where warranted.

MSR Amortization

MSRs are also subject to periodic amortization. The Company computes MSR amortization by applying the ratio of the net MSR cash flows projected for the current period to the estimated total remaining net MSR cash flows. The estimated total remaining net MSR cash flows are determined at the beginning of each reporting period, using prepayment assumptions applicable at that time.

Derivatives and Hedging Activities

The Company utilizes various financial instruments, including derivatives contracts, to manage the interest rate risk. All derivatives are recorded at fair value. The fair value for the majority of the derivative instruments is based on market or dealer quotes and, as such, does not require significant judgement. The Committed Pipeline, which is comprised of interest rate lock commitments (“IRLCs”) issued on residential mortgage loans held for sale (the “Committed Pipeline”), is considered a portfolio of derivative instruments. Unlike the majority of the derivative instruments, the market value of the Committed Pipeline is not readily ascertainable with precision because IRLCs are not actively traded in stand-alone markets. The Company determines the fair value of the IRLCs by measuring the change in the value of the underlying asset while taking into consideration the probability that the IRLCs will close. The Company uses sophisticated software to estimate the amount and timing of IRLCs that will close based upon potential interest rate movements, the source of the applications, and their aging.

In addition, the Company may qualify some of its hedging activities for hedge accounting, which requires on-going testing of effectiveness. Management has discretion in determining how effectiveness will be tested. Generally, the Company tests effectiveness using a statistical measure of effectiveness, which is documented prior to the adoption of hedge accounting.

CHANGE IN FISCAL YEAR

Effective December 31, 2001, the Company changed its year-end from February 28 to December 31. Information in this Form 10-K for the current year is representative of the ten month period March 1, 2001 through December 31, 2001. Management changed the reporting period to conform the Company’s reporting periods to those required by the Board of Governors of the Federal Reserve for regulatory reporting purposes.

CONSOLIDATED EARNINGS PERFORMANCE

Ten Months Ended December 31, 2001 (audited) Compared with Ten Months Ended December 31, 2000 (unaudited)

The Company’s diluted earnings per share for the ten months ended December 31, 2001 were $3.89, an all-time record, despite the shortened reporting period. Net earnings were up 79% from the ten month period ended December 31, 2000. This record earnings performance was driven principally by the record level of mortgage loans produced by the Company—$124.0 billion—as compared to $54.7 billion for the year-ago period.

Industry-wide, mortgage originations eclipsed $2 trillion in calendar 2001 —another record number—driven in turn by record levels of refinance activity and housing activity in the United States. Especially with regard to refinances, this historic level of activity was stimulated by mortgage rates that reached forty-year lows. The level of housing activity that resulted in almost $1 trillion in purchase mortgages is particularly noteworthy given the relative weakness in the overall national economy in 2001. In fact, the resilience of the United States housing market is widely credited for limiting the depth and breadth of the latest United States recession.

The unprecedented demand for mortgages drove not only record volumes but also record production margins, as industry capacity struggled to keep up with demand for most of the year. The combination of record volumes and record margins propelled loan production pre-tax earnings to $912.8 million for the ten month period, up $836.7 million from the year-ago period. The Company significantly increased the number of sales and processing staff in its loan production divisions to cope with the unprecedented demand. As volumes moderate, the incremental processing staff (consisting largely of temporary employees) will be reduced. However, the Company plans to continue building its sales staff despite any potential drop in loan origination volume as a key component of its purchase market share growth initiative.

On the negative side, the Company experienced substantial runoff from its servicing portfolio during 2001. This, coupled with the expectation of continued higher-than-normal runoff as of year-end, resulted in significant amortization and impairment of the Company’s MSRs and other retained interests, net of hedge gains, for the ten months ended December 31, 2001. The combined amount of amortization and impairment of MSRs and other retained interests, net of hedge gain’s, was $896.4 million over the amount recorded for the ten months ended December 31, 2000. In short, the recent period was an extreme example of the dynamic balance between the Company’s loan origination and loan servicing businesses.

On a combined basis, the Mortgage Banking Segment generated record pre-tax earnings of $619.0 million, up 85% from the prior period.

The Company’s non-mortgage banking businesses also were significant contributors to the record earnings performance in the most recent period. In particular, the Capital Markets Segment had pre-tax earnings of $81.2 million, up from $29.3 million in the year ago period. Capital Markets has grown its core franchise significantly over the last five years and is now among the top-ten firms in the secondary mortgage market (its niche). This division was also a beneficiary of the robust activity in the secondary mortgage market, as well as the favorable yield curve. In total, non-mortgage banking businesses contributed $169.6 million in pre-tax earnings for the ten months ended December 31, 2001, up from $89.7 million for the year-ago period. Growth in non-mortgage banking businesses is a key strategy to reduce variability of earnings due to changes in interest rates.

Fiscal 2001 Compared with Fiscal 2000

The Company’s diluted earnings per share for Fiscal 2001 were $3.14, the fourth largest amount in the Company’s history. However, that amount represented a 5% decline from Fiscal 2000 (after taking into account a one-time deferred tax write-off that increased earnings per share by $0.21 in Fiscal 2000). Fiscal 2001 was accentuated by fierce competition in the mortgage industry, as lenders dealt with excess capacity remaining in the aftermath of the last refinance boom in 1998-1999. This difficult environment was exacerbated by the inverted yield curve that existed throughout most of the year.

As a result of that environment, loan production pre-tax earnings in Fiscal 2001 were down 21% from the prior year, despite a slight increase in loan volume. In addition, although the servicing portfolio grew 17% year-over-year, loan servicing earnings were down 23%, due to an increase in net impairment of MSRs and other retained interests of $103.7 million. Incorporating the results of the Company’s loan closing services business, pre-tax earnings from the Company’s core mortgage banking business were down 17% in Fiscal 2001 from Fiscal 2000. On a positive note, as previously stated, the Company did increase its servicing portfolio by 17% and increased purchase mortgage originations by 14%—both key metrics as it relates to the Company’s long-term performance. In addition, the production of non-traditional mortgage loans (i.e., home equity and sub-prime loans) increased 28% in Fiscal 2001.

Partially offsetting the decline in performance of its core business was the Company’s non-mortgage banking businesses. Most notable was the insurance division, which contributed $74.0 million in pre-tax profits in Fiscal 2001, up $36.2 million from Fiscal 2000. This increase was attributable to Balboa Life and Casualty Group (“Balboa”), the Company’s insurance carrier, which had its first full year of operations, having been acquired in November 1999, and to growth in the Company’s mortgage reinsurance business. Also contributing to the growth was the Capital Markets Segment that, despite a difficult rate environment, posted a $10.8 million increase in pre-tax profits in Fiscal 2001. Combined, the non-mortgage banking businesses had pre-tax earnings of $119.2 million in Fiscal 2001, up 81% from Fiscal 2000.

OPERATING SEGMENT RESULTS

Ten Months Ended December 31, 2001 (audited) Compared with Ten Months Ended December 31, 2000 (unaudited)

The Company's pre-tax earnings by segment are summarized below.

---------------------------------------------------- ---------------------------------------------
                                                                   Ten Months Ended
           (Dollar amounts in thousands)                             December 31,
---------------------------------------------------- ---------------------------------------------
                                                          2001                       2000
                                                     ---------------            ---------------
Mortgage Banking:
    Production                                          $ 912,762                 $   76,050
    Servicing                                            (348,442)                   233,788
    Closing Services                                       54,653                     25,363
                                                     ---------------            ---------------
         Total Mortgage Banking                           618,973                    335,201
                                                     ---------------            ---------------

Diversified Businesses:
    Insurance                                              76,342                     59,604
    Capital Markets                                        81,160                     29,337
    Global Operations                                       3,912                      2,359
    Banking                                                12,431                       (207)
    Other                                                  (4,199)                    (1,409)
                                                                                ---------------
                                                     ---------------
         Total Diversified Businesses                     169,646                     89,684
                                                     ---------------            ---------------

Pre-tax Earnings                                        $ 788,619                  $ 424,885
                                                     ===============            ===============

---------------------------------------------------------------------------------------------------

Mortgage Banking Segment

The Mortgage Banking Segment is comprised of three distinct sectors: Loan Production, Loan Servicing, and Loan Closing Services. In general, the Loan Production and Loan Closing Services Sectors perform at their best when mortgage rates are low and loan origination volume is high. Conversely, the Loan Servicing sector performs well when mortgage rates are relatively high and loan prepayments are low. Consequently, given the historic low level of mortgage rates and attendant record level of mortgage originations and prepayments industry-wide during the current period, it follows that the Loan Production and Loan Closing Services Sectors achieved historic highs in earnings and the Loan Servicing Sector saw record losses. To moderate the cyclical nature of the mortgage banking business the Company strives to balance these sectors.

Loan Production Sector

The Loan Production Sector produces mortgage loans through three separate divisions of the Company’s principal subsidiary, Countrywide Home Loans, Inc. (“CHL”) and through Full Spectrum Lending, Inc. All four units produced record volumes and earnings for the period. The following table shows total loan volume by unit:

---------------------------------------------------- ---------------------------------------------

           (Dollar amounts in millions)                            Loan Production
                                                                   Ten Months Ended
                                                                     December 31,
---------------------------------------------------- ---------------------------------------------
                                                          2001                        2000
                                                     ---------------            ------------------
    Consumer Markets Division                          $   37,391                 $   14,684
    Wholesale Lending Division                             39,312                     15,604
    Correspondent Lending Division                         45,469                     23,043
      Full Spectrum Lending, Inc.                           1,797                      1,367
                                                     ---------------            ------------------
                                                        $ 123,969                  $  54,698
                                                     ===============            ==================

--------------------------------------------------------------------------------------------------

The record demand for mortgages enabled the Loan Production Sector to achieve record profit margins. The Loan Production Sector was capacity constrained and margins (i.e., points and fees charged) were used to regulate the volume. As can be inferred, the sector was operating at or near 100% capacity throughout the period, which drove down per-unit costs. Because of the excess demand, the Loan Production Sector scaled back on its marketing expenses.

The 127% overall increase in loan production volume was driven largely by refinances, although notably purchase-money loans increased 22%. The increase in purchase-money loans is significant as this is the stable growth component of the mortgage market (refinances are driven largely by prevailing mortgage rates). All divisions contributed to the increase in purchase-money loans. The following table summarizes loan production by purpose and by interest rate type:

---------------------------------------------------- ---------------------------------------------

           (Dollar amounts in millions)                            Loan Production
                                                                   Ten Months Ended
                                                                     December 31,
---------------------------------------------------- ---------------------------------------------
                                                          2001                        2000
                                                     ---------------            ------------------
    Purchase                                           $    52,338                  $  42,776
    Refinance                                               71,631                     11,922
                                                     ---------------            ------------------
                                                        $  123,969                  $  54,698
                                                     ===============            ==================
                                                     ---------------            ------------------

    Fixed Rate                                          $  108,596                 $   42,163
    Adjustable Rate                                         15,373                     12,535
                                                     ---------------            ------------------
                                                        $  123,969                  $  54,698
                                                     ===============            ==================

---------------------------------------------------------------------------------------------------

Also noteworthy was the volume of non-traditional mortgages produced during the current period – up 33% from the year ago period. These non-traditional mortgages are a key component of the Company’s overall diversification initiative. The following table summarizes this production:

---------------------------------------------------- ---------------------------------------------
                                                                  Non-Traditional
          (Dollar amounts in millions)                            Loan Production
                                                                  Ten Months Ended
                                                                    December 31,
---------------------------------------------------- ---------------------------------------------
                                                         2001                        2000
                                                     ---------------            ------------------
    Sub-prime                                         $     5,580                 $    3,905
    Home Equity                                             5,639                      4,500
                                                     ---------------            ------------------
                                                       $   11,219                 $    8,405
                                                     ===============            ==================

--------------------------------------------------------------------------------------------------

The Company successfully retained a significant percentage of the customers who prepaid their mortgage during the period. The overall retention rate was 35%; for retail customers the rate was 41%. Notably, 63% of the Consumer Market Division’s total loan production during the period was sourced from the Company’s servicing portfolio. The high retention rates during the most recent period were due, in part, to the high level of refinances. The Company has been most successful in retaining customers who refinance their existing mortgage in such an environment. During the ten months ended December 31, 2001, 86% of the Consumer Markets Division’s refinance loan volume was from existing mortgage customers. This synergy is a major source of value derived from the Company’s MSR investment.

The Consumer Markets Division also successfully grew its commissioned sales force during the period, ending the year with 1,393 salespersons on staff. The increased sales capacity was a major reason for the growth in purchase-money loans.

At December 31, 2001, the Company held $3.3 billion of recently produced home equity loans in inventory. Had the Company securitized and sold these loans on that date, the Production Sector would have recognized an additional gain on sale of approximately $100 million. The Company elected to defer the sale of these loans because of its available financing capacity, improved overall economics, and the planned transfer of a portion of the loans to the Company’s new Bank as a portfolio investment.

Loan Servicing Sector

The Loan Servicing Sector reflects the performance of the Company’s investments in MSRs and other retained interests, as well as profits from sub-servicing activities in the United States. The Loan Servicing Sector incorporates a significant operation, namely the 4,000 employees that service the Company’s 3.2 million mortgage customers. How effectively this servicing operation drives down costs and increases ancillary income from the portfolio has a significant impact on the long-term performance of this sector.

The Loan Servicing Sector experienced record losses during the recent period. This was not unexpected given the level of refinance activity that ensued, driven by mortgage rates that reached forty-year lows. The Company’s MSRs and other retained interests represent the present value of cash flow streams that are closely linked to the life of the underlying servicing portfolio. The substantial increase in actual and forecasted prepayment activity reduced the life of the servicing portfolio and thus the value of the Company’s related investments, as reflected in the combined $1,472.8 million impairment charge and $805.5 million in MSR amortization for the period.

The MSR impairment charge was partially offset by a Servicing Hedge gain of $909.0 million. The net impairment of $563.8 million for the period is in tandem with the historic level of profits generated by the Loan Production Sector. In a stable interest rate environment, management would expect no significant impairment, and would expect to incur Servicing Hedge expense driven primarily by the composition of the hedge and the cost of the underlying options.

In concert with impairment, the Company recorded $805.5 million of MSR amortization during the current period, as compared to $412.5 million during the year-ago period. This increase reflected the reduction in estimated future cash flows from the MSRs owing to higher expected overall prepayment rates.

Despite the level of prepayments, the Company was able to increase its servicing portfolio to $336.6 billion at December 31, 2001, an 18% increase from the prior year. At the same time, the overall weighted-average note rate was reduced from 7.8% to 7.5%.

The following table shows the weighted- average note rate by major loan type:

 --------------------------------------------------- ---------------------------------------------- ---------
                                                            Weighted Average Interest Rate
 --------------------------------------------------- ---------------------------------------------- ---------
                                                      December 31, 2001          December 31, 2000
                                                     ---------------------      --------------------
 Fixed-Rate Mortgages:
     Conventional                                            7.3%                       7.5%
      FHA(1)/VA(2)                                           7.5%                       7.7%
     Subprime                                               10.0%                      11.8%
     Home Equity                                            10.0%                      10.5%
                                                     ---------------------      --------------------
          Total Fixed-Rate Mortgages                         7.4%                       7.7%
                                                     ---------------------      --------------------

 Adjustable Rate Mortgages:
     Conventional                                            6.8%                       7.8%
     FHA/VA                                                  7.4%                       8.0%
     Subprime                                                9.6%                      10.0%
     Home Equity                                             6.2%                      10.6%
                                                                                --------------------
                                                     ---------------------
          Total Adjustable Rate Mortgages                    7.6%                       8.8%
                                                     ---------------------      --------------------

            Grand Total                                      7.5%                       7.8%
                                                     =====================      ====================

    (1) Federal Housing Administration
    (2) Department of Veteran Affairs

 ------------------------------------------------------------------------------------------------------------

Closing Services Sector

This sector is comprised of the LandSafe companies that provide credit reports, appraisals, title reports, and flood inspections primarily to the Loan Production Sector but increasingly to third parties as well. The Company’s integration of these previously out-sourced services has provided not only incremental profits but also increased overall levels of service and quality control.

Combined, the LandSafe companies produced $54.7 million in pre-tax earnings, a 115% increase over the year-ago period. This increase was in line with the Company’s growth in loan production. During the period, approximately 22% of LandSafe’s revenues were from third parties. Management believes that percentage will rise in the future.

The following table shows the units processed during the respective periods:

------------------------------------------------------- --------------------------- ---- ---------------------------
                                                             Ten Months Ended                 Ten Months Ended
                 (Units in thousands)                       December 31, 2001                 December 31, 2000
                                                        ---------------------------      ---------------------------

    Credit Reports                                                  2,581                         1,356
    Flood Determinations                                            1,020                           477
    Appraisals                                                        328                           196
      Automated Property Valuation Services                         1,575                           508
    Title Reports                                                      37                            18
      Default Title Orders                                             24                            24
      Other Title and Escrow Services                                  30                            19
------------------------------------------------------- --------------------------- ---- ---------------------------
                                                                    5,595                         2,598
                                                        ===========================      ===========================

---------------------------------------------------------------------------------------------------------------------

Diversified Businesses

To reduce the variability of the Company’s earnings due to changes in interest rates, Countrywide has implemented a synergistic diversification strategy, whereby the Company has expanded into businesses that leverage off the mortgage banking platform. Pre-tax earnings from these diversified businesses increased $80.0 million in the ten months ended December 31, 2001 over the ten months ended December 31, 2000.

Insurance Segment
This segment consists of Balboa which is a national provider of property, life and liability insurance; Second Charter Reinsurance Company which is a primary mortgage reinsurance company and Insurance Agency Operations. Insurance Agency Operations consists primarily of Countrywide Insurance Services, Inc., which is a national insurance agency offering a full menu of insurance products directly to consumers and DirectNet Insurance Agency, which provides turnkey and customized personal insurance solutions to the customers of other financial institutions.

Segment pre-tax earnings increased 28% over the prior year, to $76.3 million. Following is the pre-tax earnings by company:

 ------------------------------------------------------ ---------------------------- ----- -------------------------
                                                         Ten Months Ended December             Ten Months Ended
                 (Dollar amounts in thousands)                   31, 2001                      December 31, 2000
                                                        ----------------------------       -------------------------

     Balboa                                                       $22,862                            $17,377
     Second Charter Reinsurance Company                            49,366                             38,695
     Insurance Agency Operations                                    5,708                              3,593
     Other                                                         (1,594)                              (61)
                                                        ----------------------------       -------------------------
                                                                  $76,342                            $59,604
                                                        ============================       =========================

 ------------------------------------------------------ ---------------------------- ----- -------------------------

The growth in pre-tax earnings at Balboa and Second Charter was driven largely by increased net written premiums. Following are the net written premiums for each company:

 ------------------------------------------------- ---------------------------- ----- -------------------------
                                                    Ten Months Ended December             Ten Months Ended
                 (Dollar amounts in thousands)              31, 2001                      December 31, 2000
                                                   ----------------------------       -------------------------

     Balboa                                                 $315,000                           $200,000
     Second Charter Reinsurance Company                       48,438                             35,863
                                                   ----------------------------       -------------------------
                                                            $363,438                           $235,863
                                                   ============================       =========================

 ------------------------------------------------- ---------------------------- ----- -------------------------

Second Charter’s increase in premiums was due to growth in the Company’s servicing portfolio, as well as to increased reinsurance coverage provided to various mortgage insurance companies on existing policies. Balboa’s increase was attributable to growth both in its forced-order and voluntary lines. The growth in voluntary insurance was achieved through penetration of the Company’s mortgage customer base through Countrywide Insurance Services, Inc. During the current period, Balboa underwrote approximately 37% of the policies placed by Countrywide Insurance Services, Inc.

Following are the provisions for insurance losses recorded by each company:

 -------------------------------------------------- ---------------------------- ----- -------------------------
                                                     Ten Months Ended December             Ten Months Ended
                 (Dollar amounts in thousands)               31, 2001                      December 31, 2000
                                                    ----------------------------       -------------------------

     Balboa                                                  $132,419                            $88,113
     Second Charter Reinsurance Company                         2,400                                 -
                                                    ----------------------------       -------------------------
                                                             $134,819                            $88,113
                                                    ============================       =========================

 -------------------------------------------------- ---------------------------- ----- -------------------------

Balboa’s increase in insurance losses is in line with the increase in net earned premiums. Balboa manages its insurance risk very conservatively through reinsurance. Balboa seeks to earn profits by capitalizing on the Company’s customer base, and its institutional relationships, as well as through operating efficiencies and sound underwriting. Second Charter historically has not experienced insurance losses, owing to a strong economy and to an even stronger housing market. During the year the Company revised its reinsurance contracts, in essence providing additional coverage in exchange for additional ceded premiums. Consequently, management expects Second Charter to incur insurance losses in the future, although absent a significant housing recession management believes Second Charter’s profits will continue to rise in tandem with the servicing portfolio.

Capital Markets Segment
The Capital Markets Segment (“CCM”) achieved record earnings of $81.2 million for the ten month period, up 177% from the year ago period. CCM capitalized on the robust secondary mortgage market, high price volatility, and low short-term interest rates that prevailed during the period. Countrywide Securities Corporation (“CSC”), the Company’s broker-dealer, saw its total trading volume increase 112% to $1.2 trillion. The following table shows the composition of CSC’s trading volume by instrument:

 -------------------------------------------- ---------------------------- ---- -------------------------- --
                                               Ten Months Ended December             Ten Months Ended
        (Dollar amounts in thousands)                  31, 2001                     December 31, 2000
                                              ----------------------------      --------------------------

     Mortgage-backed securities                      $1,137,752                          $543,014
     Loans                                               13,730                             2,309
     Asset-backed securities                             20,460                            10,727
     Other                                               11,142                             2,550
                                              ----------------------------      --------------------------
                                                     $1,183,084                          $558,600
                                              ============================      ==========================

 ------------------------------------------------------------------------------------------------------------

Countrywide Asset Management Corporation also benefited from the low interest rate environment. Following is a breakdown of CCM’s pre-tax earnings by company:

 ------------------------------------------------------- ----------------------------- ---- -------------------------
                                                          Ten Months Ended December             Ten Months Ended
                      (Dollar amounts in thousands)                31, 2001                     December 31, 2000
                                                         -----------------------------      -------------------------

 Countrywide Securities Corporation                                $65,282                           $24,527
 Countrywide Servicing Exchange                                      1,044                             3,059
 Countrywide Asset Management Corporation                           14,890                             1,823
 Other                                                                 (56)                              (72)
                                                         -----------------------------      -------------------------
                                                                   $81,160                           $29,337
                                                         =============================      =========================

 ------------------------------------------------------- ----------------------------- ---- -------------------------

Approximately $40.4 million of CSC’s pre-tax earnings during the period resulted from sourcing the collateral for and underwriting $6.4 billion of sub-prime mortgage securitizations. Management views that particular activity as highly opportunistic. Countrywide Asset Management Corporation’s earnings stemmed primarily from third party sourcing and subsequent securitization of once-delinquent FHA and VA loans. The decline in profits in Countrywide Servicing Exchange was reflective of the long-term trend of reduced secondary trading of MSRs that coincides with the consolidation trend in the mortgage industry.

Management believes the highly favorable market conditions that prevailed in 2001 may not persist in 2002 and, consequently, it may be difficult for CCM to achieve earnings growth in 2002. However, Management believes that CCM’s core franchise can produce high levels of earnings in a less favorable environment.

Global Operations Segment
Global had pre-tax earnings of $3.9 million, a 66% increase over the year ago period. The increase was attributable to higher negotiated fees and to greater processing volume and improved productivity.

Management believes Global will be successful in attracting significant additional third party business in 2002. In anticipation, Global is gearing up its infrastructure. Longer term, Management believes it will expand its international operations beyond the United Kingdom. Management believes the Company’s advanced mortgage technology and expertise create an extraordinary opportunity in developing mortgage markets around the globe.

Banking Segment
This segment commenced operations in calendar 2001. The segment achieved pre-tax earnings of $12.4 million for the period. Following is the composition of pre-tax earnings by company:

 -------------------------------------------------- ---------------------------- ----- -------------------------
                                                     Ten Months Ended December             Ten Months Ended
                 (Dollar amounts in thousands)               31, 2001                      December 31, 2000
                                                    ----------------------------       -------------------------

     Countrywide Warehouse Lending ("CWL")                    $12,311                              $506
     Treasury Bank                                                645                                 0
     Bank Holding Company                                        (525)                             (713)
                                                    ----------------------------       -------------------------
                                                              $12,431                             ($207)
                                                    ============================       =========================

 -------------------------------------------------- ---------------------------- ----- -------------------------

The record level of activity in the mortgage originations market enhanced earnings for CWL during the period, as CWL’s secured loans outstanding reached a peak of $1.4 billion. Looking forward, Management believes the synergy between CWL and the Correspondent Lending Division (the Company’s correspondent production arm), as well as the ongoing reduction in supply of warehouse credit in the market, creates an opportunity for significant growth in CWL’s market share. How this will translate into growth in earnings is partly dependent on the degree of consolidation in the mortgage lending industry in the future.

Treasury Bank obtained regulatory approval of its three-year business plan in November 2001. The plan calls for the Bank to increase assets to $22 billion, primarily sourced through the Company’s mortgage banking operation. Likewise, a significant portion of the Bank’s liabilities will come from the Mortgage Banking Segment, primarily in the form of impound accounts, as well as consumer deposits solicited from the mortgage banking customer base. Largely because of these synergies, Management is confident about achieving the Bank’s growth targets.

The Bank’s strategy entails holding loans in portfolio that historically would have been immediately securitized and sold in the secondary mortgage market. Management believes this strategy will increase earnings, as well as provide more stable earnings, over the long term: although in the short term, reported profits will be impacted by the reduction in gains otherwise recognizable at time of sale. The extent to which the Bank generates long-term incremental profits on a consolidated basis will depend largely on how Treasury Bank’s overall cost of funds compare to those costs implicit in securitization.

Fiscal 2001 Compared with Fiscal 2000

The Company's pre-tax earnings by segment are summarized below.

---------------------------------------------------- ---------------------------------------------

(Dollar amounts in thousands)
---------------------------------------------------- ---------------------------------------------
                                                      Fiscal 2001                 Fiscal 2000
                                                     ---------------            ---------------
Mortgage Banking:
    Production                                           $206,235                   $259,868
    Servicing                                             226,480                    292,365
    Closing Services                                       34,121                     13,156
                                                     ---------------            ---------------
         Total Mortgage Banking                           466,836                    565,389
                                                     ---------------            ---------------

Diversified Businesses:
    Insurance                                              74,029                     37,800
    Capital Markets                                        43,411                     32,655
    Global                                                  3,084                     (1,731)
    Banking                                                   (46)                      (530)
    Other                                                  (1,279)                    (2,385)
                                                                                ---------------
                                                     ---------------
        Total Diversified Businesses                      119,199                     65,809
                                                     ---------------            ---------------

Pre-tax Earnings                                         $586,035                   $631,198
                                                     ===============            ===============

--------------------------------------------------------------------------------------------------

Mortgage Banking Segment

The Mortgage Banking Segment is comprised of three distinct sectors: Loan Production, Loan Servicing, and Loan Closing Services. In general, the Loan Production and Loan Closing Services Sectors perform at their best when mortgage rates are low and loan origination volume is high. Conversely, the Loan Servicing Sector performs well when mortgage rates are relatively high and loan prepayments are low. To combat the cyclical nature of the mortgage banking business the Company strives to balance these sectors.

Loan Production Sector

Total loan volume increased 3% in fiscal 2001 despite an estimated 20% drop in market originations in calendar 2000. The Correspondent Lending Division faired the best in a difficult operating environment, as expected, given the relative elasticity of their infrastructure and lack of dependence on refinances.

The following table shows total loan volume by unit:

---------------------------------------------------- ---------------------------------------------

(Dollar amounts in millions)                                       Loan Production

---------------------------------------------------- ---------------------------------------------
                                                      Fiscal 2001                  Fiscal 2000
                                                     ---------------            ------------------
    Consumer Markets Division                             $18,976                    $19,967
    Wholesale Lending Division                             19,940                     19,116
    Correspondent Lending Division                         28,402                     26,240
      Full Spectrum Lending, Inc.                           1,605                      1,417
                                                     ---------------            ------------------
                                                          $68,923                    $66,740
                                                     ===============            ==================

---------------------------------------------------------------------------------------------------

The overall increase in loan production volume was driven entirely by purchase-money loans, as refinances declined by 17% owing to an increase in prevailing mortgage rates. The increase in purchase-money loans is significant as this is the stable growth component of the mortgage market (refinances are driven largely by prevailing mortgage rates). All divisions contributed to the increase.

The following table summarizes loan production by purpose and by interest rate type:

---------------------------------------------------- --------------------------------------------- ---------

(Dollar amounts in millions)                                       Loan Production

---------------------------------------------------- --------------------------------------------- ---------
                                                      Fiscal 2001                  Fiscal 2000
                                                     ---------------            ------------------
    Purchase                                              $49,696                     $43,594
    Refinance                                              19,227                      23,146
                                                     ---------------            ------------------
                                                          $68,923                     $66,740
                                                     ===============            ==================
                                                     ---------------            ------------------

    Fixed Rate                                            $59,349                     $57,178
    Adjustable Rate                                         9,574                       9,562
                                                     ---------------            ------------------
                                                          $68,923                     $66,740
                                                     ===============            ==================

------------------------------------------------------------------------------------------------------------

Also noteworthy was the volume of non-traditional mortgages produced during the current period—up 28% from the year ago period. These non-traditional mortgages are a key component of the Company’s overall diversification initiative.

The following table summarizes this production:

---------------------------------------------------- ---------------------------------------------
                                                                   Non-Traditional
(Dollar amounts in millions)                                       Loan Production

---------------------------------------------------- ---------------------------------------------
                                                      Fiscal 2001                  Fiscal 2000
                                                     ---------------            ------------------
    Sub-prime                                              $5,360                     $4,156
    Home Equity                                             4,659                      3,636
                                                     ---------------            ------------------
                                                          $10,019                     $7,792
                                                     ===============            ==================

---------------------------------------------------------------------------------------------------

Due to significant price competition in the prime, first lien, mortgage market driven by contraction in the market caused by the decline in refinances, the Loan Production Sector experienced a decline in profit margins. This decline was most severe in the Consumer Markets Division, caused by its relatively high operating leverage and dependence on refinances.

Importantly for the long term, in Fiscal 2001 the Consumer Markets Division commenced a fundamental restructuring of its business model. Specifically, the division began to build a “best-in-class” sales organization, consisting of a dedicated commissioned sales force and the attendant management, systems and operations support. In addition, to create more flexible processing capacity the Consumer Markets Division began to centralize their processing operations. Management believes these changes to the business model, coupled with its ongoing investment in technology, will have a dramatic positive impact on the division’s performance in the future.

The Wholesale Lending Division made significant improvements during Fiscal 2001 in both internal systems as well as its business partner website (“CWBC”) which management believes will better position the division to compete in the future. Specifically, the division has seen fundings through CWBC grow from 34% of its total fundings in Fiscal 2000 to 85% of total fundings in Fiscal 2001 and this growth continues. The use of CWBC is a more streamlined means of conducting business between the Wholesale Lending Division and its customers will better position the Wholesale Lending Division for the future.

In Fiscal 2001, the Correspondent Lending Division consolidated the division’s three national operations sites to a single location. This not only has benefited the division by annual cost savings; it also provided the advantage of ensuring a higher knowledge base and a consistent culture throughout the division.

Loan Servicing Sector

The Loan Servicing Sector reflects the performance of the Company’s investments in MSRs and other retained interests, as well as profits from sub-servicing activities in the United States. It does incorporate a significant operation, namely the 3,000 employees that serviced the Company’s 2.9 million mortgage customers as of February 28, 2001. How effectively this servicing operation drives down costs and increases ancillary income from the portfolio has a significant impact on the long-term performance of this sector.

Profits for this Sector were down 23% in Fiscal 2001 despite a 17% growth in the servicing portfolio and a 26% growth in periodic servicing earnings. This contradictory performance was largely attributable to the Servicing Hedge. In Fiscal 2001, impairment of retained interests after Servicing Hedge gains was a net loss of $118.8 million, as compared to a net loss of $15.1 million in Fiscal 2000. Notably, periodic loan servicing earnings (Loan Servicing Sector pre-tax earnings before impairment, Servicing Hedge, and corporate interest allocation) increased to $717.5 million in Fiscal 2001 from $571.5 million in Fiscal 2000. The disproportionate growth in periodic earnings was attributable to the Company’s increased investment in residuals and to per loan increases in late charges and other miscellaneous fees, largely attributable to the efforts of loan servicing personnel.

The swing in net performance of the Servicing Hedge was not unexpected. The Servicing Hedge is designed to offset changes in values of retained interests, taking into account the anticipated performance of the Loan Production Sector. In Fiscal 2000, the Servicing Hedge was structured to generate net reportable gains in a rising rate environment (as did occur in Fiscal 2000) to offset an expected decline in Loan Production Sector earnings. Conversely, in Fiscal 2001, the Servicing Hedge was structured to generate net impairment losses in a falling rate environment (as did occur at the tail end of Fiscal 2001) in anticipation of incremental Loan Production Sector profits. This concept carried forward to the ten month period ended December 31, 2001.

The Company recorded $518.2 million of MSR amortization during the current period, as compared to $459.3 million during the year-ago period. The amortization rate was approximately 9% of the average MSRs in both periods and reflected the then-prevailing benign mortgage prepayment outlook.

The servicing portfolio grew to $293.6 billion at February 28, 2001, a 17% increase from the prior year. The Company has consistently grown its servicing portfolio over the years regardless of the market environment and largely through its own loan production efforts. Management believes that organic servicing portfolio growth is the key measure of economic value growth within its mortgage banking business.

Closing Services Sector

This sector is comprised of the LandSafe companies that provide credit reports, appraisals, title reports, and flood inspections primarily to the Loan Production Sector but increasingly to third parties as well. The Company’s integration of these previously out-sourced services has not only provided incremental profits but also increased overall levels of service.

Combined, the LandSafe companies produced $34.1 million in pre-tax earnings, a 159% increase over the year-ago period. This increase is noteworthy in light of the relatively flat growth in the Company’s loan originations over the same period. The increase was driven by significant productivity improvements in the title and credit reporting operations, as well as to increased penetration of its captive customer base.

The following table shows the units processed during the respective periods:

 ------------------------------------------------------- -------------------- ---- -----------------

                  (Units in thousands)                       Fiscal 2001              Fiscal 2000
                                                         --------------------      -----------------

     Credit Reports                                                  1,742                  1,419
     Flood Determinations                                              603                    604
     Appraisals                                                        243                    206
      Automated Property Valuation Services                            693                      -
     Title Reports                                                      24                     20
      Default Title Orders                                              24                     18
      Other Title and Escrow Services                                   29                     19
                                                         --------------------      -----------------
                                                                     3,358                  2,286
                                                         ====================      =================

 ----------------------------------------------------------------------------------------------------

Diversified Businesses

Insurance Segment
Segment pre-tax earnings roughly doubled in Fiscal 2001, to $74.0 million. Fiscal 2001 benefited from the first full year’s results for Balboa (having been acquired from Associates in November, 1999). Following is the pre-tax earnings by company:

 --------------------------------------------------- ---------------------------- ----- -------------------------

                 (Dollar amounts in thousands)               Fiscal 2001                       Fiscal 2000
                                                     ----------------------------       -------------------------

     Balboa                                                    $22,204                           $  7,445
     Second Charter Reinsurance Company                         47,670                             24,312
     Insurance Agency Operations                                 4,323                              6,067
     Other                                                        (168)                               (24)
                                                     ----------------------------       -------------------------
                                                               $74,029                           $ 37,800
                                                     ============================       =========================

 --------------------------------------------------- ---------------------------- ----- -------------------------

The growth in pre-tax earnings at Balboa and Second Charter was driven largely by increased net written premiums. Following are the net written premiums for each company:

 --------------------------------------------------- ---------------------------- ----- -------------------------

                 (Dollar amounts in thousands)               Fiscal 2001                       Fiscal 2000
                                                     ----------------------------       -------------------------

     Balboa                                                   $244,000                            $49,000
     Second Charter Reinsurance Company                         45,642                             33,819
                                                     ----------------------------       -------------------------
                                                              $289,642                            $82,819
                                                     ============================       =========================

 --------------------------------------------------- ---------------------------- ----- -------------------------

Second Charter’s increase in premiums was primarily due to growth in the Company’s servicing portfolio, as well as to increased reinsurance coverage provided to various mortgage insurance companies on existing policies. Balboa’s increase was in line with the increase in length of the reporting period as a result of the Company holding Balboa for a full year during Fiscal 2001.

Following are the provisions for insurance losses recorded by each company:

 --------------------------------------------------- ---------------------------- ----- -------------------------

                 (Dollar amounts in thousands)               Fiscal 2001                       Fiscal 2000
                                                     ----------------------------       -------------------------

     Balboa                                                   $106,827                            $23,420
     Second Charter Reinsurance Company                              -                                 -
                                                     ----------------------------       -------------------------
                                                              $106,827                            $23,420
                                                     ============================       =========================

 --------------------------------------------------------------- ---------------------------- ----- --------------

The increase for Balboa was in line with the increase in net earned premiums.

Capital Markets Segment
CCM posted $43.4 million in pre-tax earnings in Fiscal 2001, a 33% increase over the prior year. The following table is a breakdown of CCM’s pre-tax earnings by company:

 ----------------------------------------------- ------------------------- ---- --------------------------

               (Dollar amounts in thousands)           Fiscal 2001                     Fiscal 2000
                                                 -------------------------      --------------------------

   Countrywide Securities Corporation                      $36,865                     $27,264
   Countrywide Servicing Exchange                            3,224                       3,733
   Countrywide Asset Management Corporation                  3,406                       1,732
   Parent                                                      (84)                        (74)
                                                 -------------------------      --------------------------
                                                           $43,411                     $32,655
                                                 =========================      ==========================

 ----------------------------------------------- ------------------------- ---- --------------------------

CSC’s overall trading volume increased 82%, despite a reduction in new securities issuance in the secondary mortgage market. Following is a breakdown of CSC’s trading volume by instrument:

 -------------------------------------------- ---------------------------- ---- --------------------------

        (Dollar amounts in thousands)                 Fiscal 2001                      Fiscal 2000
                                              ----------------------------      --------------------------

     Mortgage-backed securities                        $721,728                           $397,698
     Loans                                                2,815                              2,116
     Asset-backed securities                             16,507                              7,445
     Other                                                  999                                  -
                                              ----------------------------      --------------------------
                                                       $742,049                           $407,259
                                              ============================      ==========================

 ----------------------------------------------------------------------------------------------------------

The increases in volume and earnings resulted from CSC’s increased penetration of the market, driven by its expanded sales capacity and support infrastructure, coupled with growing recognition of its franchise by market participants.

Global Operations Segment

The Global Operations Segment earned a pre-tax profit of $3.1 million in Fiscal 2001, its first full year of operation. Global’s partnership with the Woolwich (which was acquired by Barclays in October 2000) commenced in May 1999. The Woolwich loan servicing portfolio was transferred to Global Home Loans Limited, a member company of the Global Operations Segment, in February 2000.

DETAILED DISCUSSION OF CONSOLIDATED STATEMENTS OF EARNINGS

Ten Months Ended December 31, 2001 (audited) Compared with Ten Months Ended December 31, 2000 (unaudited)

Loan origination fee revenue and gains on sale of loans increased in the ten months ended December 31, 2001 as compared to the ten months ended December 31, 2000 due to increased loan production and improved loan sale margins on prime credit quality, first lien mortgages, partially offset by reduced sales of high-margin home equity production.

Gain on sale of loans is summarized below for the ten months ended December 31, 2001 and 2000.

---------------------------------------------------- ---------------------------- ----- -------------------------
                                                      Ten Months Ended December             Ten Months Ended
(Dollar amounts in thousands)                                 31, 2001                      December 31, 2000
                                                     ----------------------------       -------------------------

    Prime credit quality, first lien mortgages                  $623,410                         $  95,628
    Sub-prime mortgages                                          194,351                           183,535
    Home equity mortgages                                         53,416                            85,630
    Capital Markets                                               41,917                            64,960
                                                     ----------------------------       -------------------------
                                                                $913,094                          $429,753
                                                     ============================       =========================

-----------------------------------------------------------------------------------------------------------------

In general, loan origination fee revenue and gain on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, origination and sale channel mix, the level of price competition, and changes in interest rates.

Net interest income is summarized below for the ten months ended December 31, 2001 and 2000.

----------------------------------------------------------------- --------------------------- ----- --------------------------
                                                                       Ten Months Ended                  Ten Months Ended
(Dollar amounts in thousands)                                         December 31, 2001                 December 31, 2000
                                                                  ---------------------------       --------------------------

  Net interest on mortgage loan and securities inventory                    $ 257,468                       $   68,354
  Net interest earned on custodial balances                                   104,484                          199,647
  Interest expense related to servicing sector                               (198,854)                        (307,516)
  Net interest on Capital Markets Segments trading portfolio                  138,726                           17,659
  Net interest on Insurance Segment investments                                21,921                           20,036
  Net interest on Banking Segment investments                                  20,508                            1,452
  Other                                                                         2,925                            2,167
                                                                  ---------------------------       --------------------------
    Net interest income                                                     $ 347,178                       $    1,799
                                                                  ===========================       ==========================

------------------------------------------------------------------------------------------------------------------------------

The increase in net interest income from the mortgage loan inventory was primarily attributable to significantly higher average inventory levels combined with an increased net earnings rate during the ten months ended December 31, 2001.

Interest earned on custodial balances decreased due to the decline in short term rates, partially offset by increased average custodial balances. Custodial balances increased due to increased payoff activity (this occurs because, depending upon the payoff date and the investor servicing agreement, the Company holds the payoff funds for periods ranging from two to 45 calendar days). The Company is obligated to pass through a portion of the payoff float benefit to certain mortgage-backed security (“MBS”) holders at security rates, which were significantly higher than the short-term rates earned by the Company.

Interest expense from mortgage-related investments in the Loan Servicing Sector decreased primarily from a decline in short-term rates, partially offset by an increase in the amounts financed.

The increase in net interest earned on the Capital Markets net trading portfolio is due to increased trading activity and a relatively steep yield curve in the ten months ended December 31, 2001, resulting in increased average balances and improved margins. The increase in net interest margins from banking operations was primarily attributable to growth in warehouse lending activity.

The Company recorded MSR amortization for the ten months ended December 31, 2001 totaling $805.5 million compared to $412.5 million for the ten months ended December 31, 2000. The Company recorded MSR impairment of $1,323.8 million for the ten months ended December 31, 2001 compared to impairment of $520.7 million for the ten months ended December 31, 2000. The primary factors affecting the amount of amortization and impairment or impairment recovery of MSRs recorded in an accounting period are the level of prepayments during the period and the change, if any, in estimated future prepayments. In addition, the Company recorded impairment of other retained interests of $149.0 million and $8.7 million for the ten months ended December 31, 2001 and December 31, 2000, respectively. The increase in impairment of other retained interests in the current period was due primarily to increased actual and anticipated prepayment speeds.

The Company’s Servicing Hedge is intended to reduce the impact on reported earnings due to changes in the value of the Company’s investment in MSRs and other retained interests that generally result from changes in interest rates. The Company recognized net gains of $909.0 million and $469.0 million from the Servicing Hedge for the ten months ended December 31, 2001 and December 31, 2000, respectively. In addition, the Company recorded unrealized gains of $18.9 million and $149.9 million in accumulated other comprehensive income related to the available-for sale securities included in its Servicing Hedge for the ten months ended December 31, 2001 and 2000, respectively.

The financial instruments that comprise the Servicing Hedge included options on interest rate futures and MBS, interest rate swaptions, interest rate floors, interest rate caps, interest rate swaps, and principal only securities. With respect to the floors, options on interest rate futures and MBS, interest rate caps and Swaptions, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. With respect to the interest rate swap contracts entered into by the Company as of December 31, 2001, the Company estimates that its maximum exposure to loss over the contractual terms is $0.4 million.

Salaries and related expenses are summarized below for the ten months ended December 31, 2001 and 2000.

 ---- --------------------------------- -- -- -------- --------------------------------------------------------- ------ --- ---- ------
      (Dollar amounts in thousands)                        Ten Months Ended December 31, 2001
                                           -- -------- --------------------------------------------------------- ------ --- ---- ------
 ---- --------------------------------- --
                                            Mortgage Banking           Diversified               Corporate
                                                                        Businesses            Administration              Total
 ---- --------------------------------- -- -------------------- -- -------------------- -- -------------------- -- --------------------

       Base Salaries                              $ 328,928                $ 98,179                $ 84,191               $ 511,298

       Incentive Bonus                              299,102                  65,127                  24,454                 388,683

       Payroll Taxes and Benefits                    62,696                   8,905                  24,535                  96,136
                                           --------------------    --------------------    --------------------    --------------------
       Total Salaries and Related
             Expenses                             $ 690,726               $ 172,211               $ 133,180               $ 996,117
                                           ====================    ====================    ====================    ====================

       Average Number of Employees                   11,256                   1,997                  1,788                   15,041
                                           ====================    ====================    ====================    ====================

 ----- -------------------------------- -- -------------------- -- -------------------- -- -------------------- -- --------------------

 ---- --------------------------------- -- -- -------- --------------------------------------------------------- ------ --- ---- ------
      (Dollar amounts in thousands)                        Ten Months Ended December 31, 2000
                                           -- -------- --------------------------------------------------------- ------ --- ---- ------
 ---- --------------------------------- --
                                            Mortgage Banking           Diversified               Corporate
                                                                        Businesses            Administration              Total
 ---- --------------------------------- -- -------------------- -- -------------------- -- -------------------- -- --------------------

       Base Salaries                              $ 282,717                $ 48,797                $ 88,561               $ 420,075

       Incentive Bonus                               93,286                  29,141                  14,916                 137,343

       Payroll Taxes and Benefits                    44,646                   6,534                  13,321                  64,501
                                           --------------------    --------------------    --------------------    --------------------
       Total Salaries and Related
             Expenses                             $ 420,649                $ 84,472               $ 116,798               $ 621,919
                                           ====================    ====================    ====================    ====================

       Average Number of Employees                    8,773                   1,245                  1,623                   11,641
                                           ====================    ====================    ====================    ====================

 ----- -------------------------------- -- -------------------- -- -------------------- -- -------------------- -- --------------------

The amount of salaries increased during the ten months ended December 31, 2001 as compared to the ten months ended December 31, 2000 primarily due to an increase within the Mortgage Banking Segment. This increase was due to a significant increase in production volume and to growth in the loan servicing portfolio. To a lesser extent, increased activity in the Diversified Businesses, including consolidation of a previously non-consolidated European mortgage banking joint venture, also contributed to the increase in salaries. Incentive bonuses earned during the ten months ended December 31, 2001 increased primarily due to an increase in production volume, additional commissioned sales personnel in the Loan Production Sector of the Mortgage Banking Segment and increased trading activity in the Capital Markets Segment.

Occupancy and other office expenses for the ten months ended December 31, 2001 increased primarily due to growth in the Loan Production Sector of the Mortgage Banking Segment and, to a lesser extent, to growth in the Diversified Businesses segment. The Company uses temporary staffing to support production levels during periods of significant increases in production volume. Therefore, $35.2 million of the increase in occupancy and other office expenses is due to the Company’s strategy of using temporary staffing instead of increasing its permanent staffing levels during periods of peak loan origination volume.

Marketing expenses for the ten months ended December 31, 2001 decreased 13% to $54.1 million as compared to $62.0 million for the ten months ended December 31, 2000. The decline reflects the overwhelming customer demand for mortgage loans during the recent period.

Insurance net losses are attributable to insurance claims in the Insurance Segment. Insurance losses were $134.8 million or 34% of Insurance Segment revenues, for the ten months ended December 31, 2001 as compared to $88.1 million and 32% of Insurance Segment revenues, for the ten months ended December 31, 2000. The level of losses recognized in a period is dependent on many factors, a primary driver being the occurrence of natural disasters.

Other operating expenses for the ten months ended December 31, 2001 and December 31, 2000 are summarized below.

-------- ----------------------------------------------------- ---------------------------------------
                                                                          Ten Months Ended
                    (Dollar amounts in thousands)                           December 31,
-------- ----------------------------------------------------- ---------------------------------------
                                                                    2001                   2000
                                                               ----------------       ----------------

         Insurance commission expense                             $  84,158              $   49,478
         Professional fees                                           43,877                  17,485
         Bad debt expense                                            54,442                  21,842
         Data processing                                             34,830                  44,170
         Travel and entertainment                                    23,874                  20,907
         Employee retirement and savings plan costs                  18,968                  12,780
         Taxes and Licenses                                          14,943                  12,156
         Insurance                                                   10,166                   8,153
         Other                                                       46,758                  32,659
                                                               ----------------       ----------------
                                                                   $332,016                $219,630
                                                               ================       ================

-------------------------------------------------------------------------------------------------------

During the ten months ended December 31, 2001, insurance commission expense increased due to increases in the amount of insurance business underwritten. Professional fees increased primarily due to increased costs arising from the Company’s growth and diversification efforts. Bad debt expense increased during the period primarily due to seasoning of previous years’ growth and to aging of the servicing portfolio. Bad debt expense consists primarily of losses arising from unreimbursed servicing advances, losses arising from repurchased or indemnified loans, and credit losses arising from VA-guaranteed loans. See the “Credit Risk” section for further discussion. Employee retirement and savings plan costs increased primarily due to an increase in the number of employees vested in the period.

Fiscal 2001 Compared with Fiscal 2000

Loan origination fee revenue and gain on sale of loans increased in Fiscal 2001 as compared to Fiscal 2000 due to increased trading activity in the Capital Markets Segment and improved loan sale margins on home equity and sub-prime loan production partially offset by reduced margins on prime credit quality, first lien mortgages.

Gain on sale of loans is summarized below for Fiscal 2001 and Fiscal 2000.

-------------------------------------------------------- ---------------------------- ----- -------------------------

(Dollar amounts in thousands)                                    Fiscal 2001                       Fiscal 2000
                                                         ----------------------------       -------------------------

Prime credit quality, first lien mortgages                          $142,767                          $231,450
Sub-prime mortgages                                                  257,491                           185,738
Home equity mortgages                                                122,507                            86,941
Capital Markets                                                       88,327                            53,614
                                                         ----------------------------       -------------------------
                                                                    $611,092                          $557,743
                                                         ============================       =========================

---------------------------------------------------------------------------------------------------------------------

In general, loan origination fee revenue and gain on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, the level of competition in the market place and changes in interest rates.

Net interest income is summarized below for Fiscal 2001 and 2000.

------------------------------------------------------------- ----------------------------- ---- -------------------------

(Dollar amounts in thousands)                                         Fiscal 2001                       Fiscal 2000
                                                              -----------------------------      -------------------------

Net interest on mortgage loan and securities inventory                $    92,507                        $  157,542
Net interest earned on custodial balances                                 232,171                           172,868
Interest expense related to servicing sector                             (372,272)                         (264,115)
Net interest on Capital Markets Segment trading portfolio                  27,888                            22,704
Net interest on Insurance Segment investments                              25,148                             7,157
Net interest on Banking Segment investments                                 2,166                                56
Other                                                                       3,070                            (2,279)
                                                              -----------------------------      -------------------------
    Net interest income                                               $    10,678                        $   93,933
                                                              =============================      =========================

--------------------------------------------------------------------------------------------------------------------------

The decrease in net interest income from the Company’s mortgage loan inventory was primarily attributable to lower inventory levels combined with a lower net earnings rate during Fiscal 2001, which resulted from an increase in short-term interest rates.

The increase in net interest income earned from the custodial balances was primarily due to an increase in the short-term interest rates and an increase in the average custodial balances. The increase in net interest income from the investments in the Insurance Segment was primarily due to the acquisition of Balboa on November 30, 1999. The increase in interest expense related to the Servicing Sector resulted primarily from an increase in amounts financed coupled with an increase in short-term interest rates.

The Company recorded MSR amortization for Fiscal 2001 totaling $518.2 million compared to $459.3 million for Fiscal 2000. The Company recorded MSR impairment of $896.1 million for Fiscal 2001 compared to recovery of previous impairment of $278.2 million for Fiscal 2000. The primary factors affecting the amount of amortization and impairment or impairment recovery of MSRs recorded in an accounting period are the level of prepayments during the period and the change, if any, in estimated future prepayments. In addition, the Company recorded impairment of other retained interests of $19.8 million and $29.2 million for Fiscal 2001 and Fiscal 2000, respectively. As discussed in “Quantitative and Qualitative Disclosure About Market Risk – Servicing Hedge”, to mitigate the effect on earnings of MSR impairment that may result from increased current and projected future prepayment activity, the Company maintains the Servicing Hedge.

In Fiscal 2001, the Company recognized a net benefit of $797.1 million from its Servicing Hedge. In addition, the Company recorded additional unrealized gains of $208.3 million in accumulated other comprehensive income related to the appreciation in value of available-for-sale securities included in its Servicing Hedge. In Fiscal 2000, the Company recognized a net expense of $264.1 million from its Servicing Hedge. In addition, the Company recorded additional unrealized losses of $50.0 million in accumulated other comprehensive income related to the available-for-sale securities included in its Servicing Hedge.

Salaries and related expenses are summarized below for Fiscal 2001 and 2000.

 ---- --------------------------------- -- -- -------- --------------------------------------------------------- ------ --- ---- ------
      (Dollar amounts in thousands)                                      Fiscal 2001
                                           -- -------- --------------------------------------------------------- ------ --- ---- ------
 ---- --------------------------------- --
                                            Mortgage Banking           Diversified               Corporate
                                                                        Businesses            Administration              Total
 ---- --------------------------------- -- -------------------- -- -------------------- -- -------------------- -- --------------------

       Base Salaries                              $ 338,743                $ 59,571               $ 107,320                $505,634

       Incentive Bonus                              123,093                  39,038                  18,348                 180,479

       Payroll Taxes and Benefits                    55,885                   9,147                  18,142                  83,174
                                           --------------------    --------------------    --------------------    --------------------

       Total Salaries and Related
             Expenses                             $ 517,721               $ 107,756               $ 143,810                $769,287
                                           ====================    ====================    ====================    ====================

       Average Number of Employees                    8,832                   1,249                  1,623                   11,704
                                           ====================    ====================    ====================    ====================

 ----- -------------------------------- -- -------------------- -- -------------------- -- -------------------- -- --------------------

 ---- --------------------------------- -- -- -------- --------------------------------------------------------- ------ --- ---- ------
      (Dollar amounts in thousands)                                      Fiscal 2000
                                           -- -------- --------------------------------------------------------- ------ --- ---- ------
 ---- --------------------------------- --
                                            Mortgage Banking           Diversified               Corporate
                                                                        Businesses            Administration              Total
 ---- --------------------------------- -- -------------------- -- -------------------- -- -------------------- -- --------------------

       Base Salaries                              $ 326,867                $ 40,534               $ 101,635                $469,036

       Incentive Bonus                              100,565                  24,934                  20,452                 145,951

       Payroll Taxes and Benefits                    51,547                   5,009                  18,225                  74,781
                                           --------------------    --------------------    --------------------    --------------------

       Total Salaries and Related
             Expenses                             $ 478,979                $ 70,477               $ 140,312                $689,768
                                           ====================    ====================    ====================    ====================

       Average Number of Employees                    8,148                     763                  2,023                   10,934
                                           ====================    ====================    ====================    ====================

 ----- -------------------------------- -- -------------------- -- -------------------- -- -------------------- -- --------------------

The amount of salaries increased during Fiscal 2001 as compared to Fiscal 2000 primarily due to an increase in staff due to a larger servicing portfolio and the acquisition of Balboa on November 30, 1999. Incentive bonuses and commissions earned during Fiscal 2001 increased primarily due to an increase in production volume, the addition of commissioned sales personnel in the Loan Production Sector, and increased activity in the Capital Markets Segment.

Office and occupancy expenses increased $5.1 million to $275.1 in Fiscal 2001 from $270.0 million in Fiscal 2000 primarily due to the acquisition of Balboa and growth in the loan servicing portfolio.

Marketing expenses for Fiscal 2001 decreased 2% to $71.6 million as compared to $72.9 million for Fiscal 2000.

Insurance net losses are attributable to insurance claims in the Insurance Segment. Insurance losses were $106.8 million or 31% of Insurance Segment revenues for Fiscal 2001. These losses will increase or decrease during a period depending primarily on the volume of claims caused by natural disasters. The increase in losses for Fiscal 2001 is due to the acquisition of Balboa on November 30, 1999.

Other operating expenses for Fiscal 2001 and Fiscal 2000 are summarized below.

----- ------------------------------------------------- ----------------------------------------------

      (Dollar amounts in thousands)
----- ------------------------------------------------- ----------------------------------------------
                                                            Fiscal                       Fiscal
                                                             2001                         2000
                                                        ----------------           -------------------

      Insurance commission expense                           $62,662                     $14,563
      Data processing                                         50,510                      47,698
      Bad debt expense                                        26,660                      35,807
      Travel and entertainment                                23,968                      28,869
      Legal and professional fees                             21,388                      17,485
      Employee retirement and savings plan costs              15,571                      13,016
      Taxes and Licenses                                      14,725                       8,745
      Insurance                                               10,217                       7,325
      Other                                                   39,358                      27,546
                                                        ----------------           -------------------
                                                            $265,059                    $201,054
                                                        ================           ===================

-------------------------------------------------------------------------------------------------------

The increase in other operating expenses was primarily due to an increase in insurance commission expense, due to the acquisition of Balboa. The decrease in bad debt expense for Fiscal 2001 compared to Fiscal 2000 was due to improving real-estate values during the period, which reduced losses on sale of foreclosed loans. See the “Credit Risk” section for further discussion.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its Loan Production Sector with its Loan Servicing Sector, which are counter-cyclical in nature. In addition, the Company utilizes various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its Committed Pipeline, mortgage loan inventory, trading securities, MBS held for sale, MSRs, and other retained interests as well as a portion of its debt. The overall objective of the Company’s interest rate risk management policies is to reduce the impact on reported earnings caused by changes in the values of these items resulting from changes in interest rates. The following describes the various hedges in place which are used to manage interest rate risk.

Servicing Hedge

The Company maintains a portfolio of financial instruments, including derivatives, that are expected to increase in aggregate value when interest rates decline (the “Servicing Hedge”). The Servicing Hedge includes options on interest rate futures and MBS, interest rate swaptions, interest rate floors, interest rate caps, interest rate swaps, and principal-only securities. This hedge is intended to reduce the impact on reported earnings due to changes in the value of the Company’s investment in MSRs and other retained interests that generally result from changes in interest rates. Should interest rates increase, the value of the MSRs is expected to increase while the value of the Servicing Hedge is expected to decline.

Hedge of Committed Pipeline and Mortgage Loan Inventory

Countrywide hedges its inventory of loans and mortgage-backed securities held for sale with forward contracts for the sale of loans and net sales of MBS, including options to sell MBS where the Company can exercise the option on or before the anticipated settlement date of the MBS.

The Company has additional interest rate exposure related to its Committed Pipeline due to the variability of closings, which is driven primarily by the direction of mortgage rates. The Company’s hedging policies require that substantially all of the Committed Pipeline be hedged with a combination of options for the purchase and sale of MBS and treasury futures and forward contracts for the sale of MBS. The Company uses sophisticated software to estimate the amount and timing of applications that will close based upon potential interest rate movements, the source of the applications, and their aging. The Company updates its estimates of expected closings and adjusts its holdings of associated hedging instruments on a daily basis.

The Company is generally not exposed to significant losses nor will it realize significant gains related to its Inventory or Committed Pipeline due to changes in interest rates, net of gains or losses on associated hedge positions. The correlation between the Inventory, the Committed Pipeline and the associated hedge instruments is very high due to their similarity. However, the Company is exposed to the risk that the actual closings in the Committed Pipeline may deviate from the estimated closings for a given change in interest rates. Although mortgage rates are the primary determinant, actual loan closings from the Committed Pipeline are influenced by many factors, including the composition of the Committed Pipeline and remaining commitment periods. The Company’s estimated closings are primarily based on recent empirical data.

Trading Portfolio Activities

Countrywide manages interest rate risk in its broker-dealer trading portfolio by entering various hedging transactions. The Company’s trading portfolio is held to meet anticipated customer demand and not for speculative purposes. The Company’s risk policy with respect to its trading portfolio is to remain price-neutral. Trading portfolio hedging transactions vary based upon the instrument held, but can include forward sales, purchases of futures contracts, and various forms of swap transactions. The Company employs a risk manager dedicated to monitoring trading activities, including daily risk positions and compliance with established trading limits for individual traders.

Debt Securities

The Company determines the optimal mix of debt (fixed-rate vs. variable-rate) as part of its overall interest rate risk management strategy. Interest rate swaps may be used to cost-effectively achieve the optimal mix. Typically, the terms of the swap match the terms of the debt resulting in an effective conversion of the debt rate.

During the period ended December 31, 2001, the Company elected to fix a significant portion of its outstanding debt and to issue new fixed-rate debt, due to the historically low levels of interest rates.

Impact of Changes in Interest Rates on the Net Portfolio Value of the Company’s Interest Rate – Sensitive Financial Instruments.

As part of its interest rate risk management process, the Company performs various sensitivity analyses that quantify the net financial impact of changes in interest rates on its interest rate-sensitive assets, liabilities and commitments. These analyses incorporate scenarios including selected hypothetical (instantaneous) parallel shifts in the yield curve. Various modeling techniques are employed to value the financial instruments. For mortgage loans, MBS and MBS forward contracts and collateralized mortgage obligations, an option-adjusted spread model is used. The primary assumptions used in this model are the implied market volatility of interest rates and prepayment speeds. For options and interest rate floors, an option-pricing model is used. The primary assumption used in this model is implied market volatility of interest rates. MSRs and residual interests are valued using zero volatility discounted cash flow models. The primary assumptions used in these models are prepayment rates, discount rates, ancillary income and credit losses.

Utilizing the sensitivity analyses described above, as of December 31, 2001, the Company estimates that an immediate 0.50% reduction in interest rates, all else being constant, would result in a $165.0 million after-tax loss related to its MSR’s and other financial instruments (there would be no loss related to its trading securities.). As of December 31, 2001, Management estimates that an immediate 0.50% reduction in interest rates is the largest reasonably possible change that could occur. Therefore, Management is of the opinion that the after-tax loss of $165.0 million is the largest reasonably possible loss that might occur due to changes in market conditions as of December 31, 2001. These sensitivity analyses are limited by the fact that they are performed at a particular point in time, are subject to the accuracy of various assumptions used, including prepayment forecasts, and do not incorporate other factors that would impact the Company’s overall financial performance in such a scenario. Consequently, the preceding estimate should not be viewed as an earnings forecast.

Foreign Currency Risk

An additional, albeit less significant, market risk facing the Company is foreign currency risk. The Company has issued foreign currency-denominated medium-term notes (See Note 12 of the accompanying financial statements). The Company manages the foreign currency risk associated with such medium-term notes by entering currency swap transactions. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into United States dollars, thereby eliminating the associated foreign currency risk (subject to the performance of the various counterparties to the currency swaps). As a result, potential changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

INFLATION

Inflation affects the Company most significantly in the Mortgage Banking and Capital Markets Segments. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Historically, as interest rates increase, loan production decreases, particularly from loan refinancings. Although in an environment of gradual interest rate increases, purchase activity may actually be stimulated by an improving economy or the anticipation of increasing real estate values. In such periods of reduced loan production, production margins may decline due to increased competition resulting primarily from over capacity in the market. In a higher interest rate environment, loan servicing earnings are enhanced because prepayment rates tend to slow down thereby extending the average life of the Company’s servicing portfolio and thus reducing amortization and impairment of the MSRs, and because the rate of interest earned from the custodial balances tends to increase. Conversely, as interest rates decline, loan production, particularly from loan refinancings, increases. However, during such periods, prepayment rates tend to accelerate (principally on the portion of the portfolio having a note rate higher than the prevailing mortgage rates), thereby decreasing the average life of the Company’s servicing portfolio and adversely impacting Loan Servicing Sector earnings primarily due to increased amortization and impairment of the MSRs, as well as impairment of other retained interests. The Servicing Hedge is designed to mitigate the impact of changing interest rates on consolidated earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has significant short term and long term financing needs. Principal short term financing needs arise from the warehousing of mortgage loans pending sale and the trading activities of the broker-dealer. The Company’s investments in MSRs and other retained interests, and the hedging instruments associated with those investments, create the primary need for long term financing.

The Company meets its financing needs primarily through the public corporate debt markets. Most commonly, the Company issues commercial paper and medium-term notes. In the past, the Company also has issued subordinated debt, convertible debt, and trust-preferred securities. The Company uses the public corporate debt markets because it is the most efficient and cost effective means of raising capital, owing to its depth and breadth. The Company’s ongoing access to the public corporate debt markets is dependent on high credit standing, as primarily evidenced by its credit ratings. The Company has consistently maintained solid investment-grade ratings for the last ten years. CHL, the Company’s primary issuer of public corporate debt, presently has long-term ratings of A/A3/A as rated by Standard & Poor’s, Moody’s Investors Service, and Fitch, Inc., respectively. Over that period, there has been no significant disruption in the Company’s access to the public corporate debt markets. Among other things, maintenance of investment-grade ratings requires high levels of liquidity, including access to alternative sources of funding such as committed bank stand-by lines of credit, as well as a capital structure that makes conservative use of financial leverage.

The Company currently has secured and unsecured committed bank lines of credit and reusable mortgage purchase commitments totaling $10.9 billion. The Company ensures that its outstanding commercial paper does not at any time exceed the unused portion of these facilities. To further manage its liquidity, the Company strives to maintain additional unused amounts within its lines to meet its expected operational cash requirements, including debt maturities, for the succeeding six months with a cushion for unanticipated cash needs. A substantial portion of the Company’s assets are highly liquid in nature (for example, mortgage loans and MBS held for sale, and trading securities). The Company’s policy is to finance 100% of its non-liquid assets (such as MSRs and other retained interests) with “long-term capital” (equity and debt with maturities greater than six months).

The Company has established internal guidelines for financial leverage by business segment. These guidelines primarily take into account the nature of each segment’s major assets. For example, the Loan Production and Capital Markets Segments have assets that are highly liquid and short-term in nature, as reflected in the Company’s current financial leverage ratio (debt : equity) targets of 15:1 and 40:1, respectively. On the other hand, the Loan Servicing Sector contains MSRs and other retained interests that are generally perceived by the rating agencies and others to have significant inherent risks, despite the Company’s successful and ongoing risk management practices. This results in the need to maintain a high percentage of equity capital to finance these investments in order to maintain the Company’s high credit standing. (The Company’s current financial leverage ratio target for the Loan Servicing Sector is 3:1.) Management believes the amount of equity capital required to finance its MSRs and other retained interests is high relative to its major competitors, and such requirement increases the overall cost of capital for the Company.

In addition to internal leverage guidelines, the Company periodically performs Value-at-Risk (“VAR”) calculations and other analyses to demonstrate the adequacy of its capital. These VAR calculations attempt to derive the probability-distribution of investment losses driven by certain external factors, such as changes in interest rates.

The Company’s primary source of equity capital is retained earnings. The Company has outstanding $500 million in trust-preferred securities that receive varying degrees of “equity treatment” from rating agencies, banks, and regulators. In addition, the Company currently has a $1.8 billion deferred tax liability that, from a creditor’s viewpoint, would serve to defray losses in a manner similar to equity. From time-to-time, the Company does engage in stock offerings as a means of supplementing its capital base and to support growth.

The Company maintains an open dialogue and meets at least annually with each rating agency to review the Company’s performance and outlook. Issues of concern to one or more rating agency in the past have included the Company’s significant investment in retained interests, its involvement in sub-prime lending, as well as its liquidity and capital structure. Management believes it has adequately addressed such concerns and that its ratings are stable. However, the rating agencies could lower the Company’s credit ratings in the future.

In the unlikely event the Company’s credit ratings were to drop below investment grade, its access to the public corporate debt markets would be severely limited. The Company would have to rely upon alternative sources of financing such as bank lines and private debt placements (secured and unsecured). Furthermore, the Company would likely be unable to retain all of its existing bank credit commitments beyond the then existing maturity dates. As a consequence, its cost of financing would rise significantly and it may have to curtail some of its capital-intensive activities, such as its ongoing investment in MSRs and other retained interests. The Company would likely be able to arrange secured financing for its mortgage loan inventory and broker-dealer trading portfolio. Over the long term, however, it would be difficult for the Company to compete effectively without investment grade ratings. However, as previously stated, Management believes its present ratings are stable and that a ratings downgrade to below investment grade in the foreseeable future is unlikely.

The Company also places great reliance on the secondary mortgage market. Substantially all mortgage loans produced by the Company are sold in the secondary mortgage market, primarily in the form of Mortgage-Backed Securities (“MBS”) and asset-backed securities, as well as on a whole-loan basis. The majority of the MBS sold by the Company are guaranteed by either Fannie Mae, Freddie Mac, or the Government National Mortgage Association (“GNMA”) (collectively, “Agency MBS”). Non-Agency or “private-label” MBS and asset-backed securities are also issued by the Company. Private-label MBS and asset-backed securities are registered with the SEC and have separate credit ratings. Generally private-label MBS and asset-backed securities require some form of credit enhancement, such as over-collateralization, senior-sub structures, primary mortgage insurance, Company guarantees, and/or private surety guarantees.

The Agency MBS market is extremely liquid. The private-label MBS market, particularly the sub-prime MBS market, is significantly less liquid, although the Company has enjoyed essentially uninterrupted access to those markets, albeit at varying costs.

The Company ensures its ongoing access to the secondary mortgage market by consistently producing quality mortgages and servicing those mortgages at levels that meet or exceed secondary mortgage market standards. As described elsewhere in this document, quality assurance is a major focus of Management and the Company makes significant investments in personnel and technology in this regard.

As part of its mortgage securitization activities, the Company acquired a reusable $4.8 billion commitment from a multi-seller asset-backed commercial paper conduit to purchase loans in process of being pooled into Agency MBS from the Company. The Company has another such $1.3 billion commitment in place to sell delinquent FHA and VA loans that have been removed from Agency MBS pending foreclosure and liquidation. The Company utilizes these facilities from time-to-time primarily for liquidity management purposes.

The private-label securitizations and committed purchase facilities discussed above are conducted through wholly owned special purpose entities (“SPEs”) that facilitate the securitization of mortgage loans. In connection with these securitization transactions, the loans are either sold directly to the SPE or to a trust through an SPE. The trust issues beneficial interests in the form of securities that are sold to investors. The Company does not carry contractual obligations related to these SPEs or the loans sold to them, except for the standard representations and warranties made in connection with private-label securitizations. The Company retains servicing on the loans sold to these trusts and periodically retains an interest in the form of interest-only strips, principal-only securities, and residuals, which the Company generally holds as long-term investments. In addition, the Company may issue a corporate guarantee for losses up to a contractually specified amount. The SPEs, while owned by the Company, are generally controlled by a third party trustee for the benefit of unaffiliated beneficial holders. In addition, the activities of the SPEs are limited. For these reasons, among others, the accounting literature requires the exclusion of these SPEs from the Company’s consolidated financial statements.

The Company also utilizes short-term repurchase agreements as a means of financing securities and loans pending sale, as well as CSC’s securities trading portfolio. Although uncommitted and short term in nature, this method of financing has proven very reliable and cost effective.

Management intends to significantly increase the size of Treasury Bank over the next three years to a targeted total asset size of $22 billion. Management intends to realize this goal by utilizing Countrywide’s loan origination platform so that the Bank can originate loans for the Bank’s investment portfolio. Funding for this growth will come from a variety of sources, including transfers of impound accounts controlled by CHL, secured advances from the Federal Home Loan Bank, and from retail deposits generated from the Company’s customer base and elsewhere.

Cash Flows

Operating Activities. For the ten months ended December 31, 2001, the Company’s operating activities used cash of approximately $8.9 billion to support increases in mortgage loan inventory, CSC’s trading portfolio, other financial instruments purchased or retained related to loan sales and servicing activities, and an increase in other assets. For Fiscal 2001, operating activities used cash of approximately $3.3 billion.

Investing Activities. The primary investing activity for which cash was used by the Company was the investment in MSRs and available-for-sale securities. Net cash used by investing activities was $3.0 billion for the ten months ended December 31, 2001 and $2.4 billion for Fiscal 2001.

Financing Activities. Net cash provided by financing activities amounted to $12.3 billion for the ten months ended December 31, 2001 and $5.8 billion for Fiscal 2001. The increase in cash flow from financing activities was primarily used to fund the Company’s investment in Inventory, MSRs and available-for-sale securities and the increase in trading securities and other financial instruments.

PROSPECTIVE TRENDS

United States Mortgage Market

Over the last decade, total mortgage indebtedness in the United States has grown at an average annual rate of seven percent. Management believes that continued population growth, ongoing developments in the mortgage market, and the prospect of relatively low interest rates support similar growth in the market for the foreseeable future. Some of the on-going developments in the mortgage market include government-sponsored programs targeted to increase homeownership in low-income and minority communities, the growth of home equity lending as a major form of consumer finance, and the increasing efficiency of the secondary mortgage market that lowers the overall cost of homeownership.

The mortgage lending industry has undergone rapid consolidation in recent years, due to several factors. First, the continuing evolution of the secondary mortgage market has caused mortgages to become more commodity-like. Second, the ever-increasing regulation imposed on the industry has resulted in significant costs and the need for higher levels of specialization. Third, interest rate volatility has risen markedly over the last decade. At the same time, mortgagors’ propensity to refinance their mortgages has increased significantly. The combined result has been relatively huge swings in the volume of loans originated from year to year. These factors overall have dramatically increased the level of complexity in the business. To operate profitably in this new environment requires lenders to have a very high level of operational and risk management skills, as well as technological expertise. In addition, the business has become more capital-intensive and therefore access to capital is critical.

As a result, large, sophisticated financial institutions currently dominate the mortgage industry. These are primarily commercial banks, through their mortgage banking subsidiaries. Today, the top twenty-five lenders combined have a 70% share of the mortgage origination market, up from 45% four years ago.

According to the trade publication Inside Mortgage Finance, the top five lenders and their respective market shares in 2001 were as follows:

------------ ---------------------------------------- -----------------------

               Institution                                  Market Share
               -----------                                  ------------
             1. Wells Fargo Home Mortgage                        9.3%
             2. Chase Home Finance                               8.8%
             3. Washington Mutual                                8.4%
             4. Countrywide                                      6.6%
             5. Bank of America Mortgage                         3.9%
             Total for Top Five                                 37.0%

------------ ---------------------------------------- -----------------------

Management believes the consolidation trend in the mortgage market will continue, as the aforementioned market forces will continue to drive out weak competitors. The Company believes it will benefit from this trend through increased market share. In addition, management believes that irrational price competition—which from time-to-time has plagued the industry in the past—should lessen in the future.

Housing Appreciation

Housing values affect the Company in several ways: increasing housing values point to healthy demand for purchase-money mortgage financing; increased average loan balances; and a reduction in the risk of loss on sale of foreclosed real estate in the event a loan defaults and the Company is required to absorb all or a portion of the resulting loss. Over the last several years, the housing price index has significantly outpaced the consumer price index. Furthermore, the Housing Affordability Index is at near-historic highs. Consequently, Management expects housing values to increase at a slower rate in the coming year than in the past several years. Over the long term, Management expects housing price index and consumer price index to be closely correlated.

Regulatory Trends

The regulatory environments in which the Company operates have an impact on the activities in which the Company may engage, how the activities may be carried out, and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent the Company is able to operate profitably. For example, proposed state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime- quality credit histories, thereby resulting in a reduction of otherwise legitimate sub-prime lending opportunities. Similarly, certain proposed state and federal privacy legislation, if passed, could have an adverse impact on the Company’s ability to cross-sell the non-mortgage products offered by Countrywide’s various divisions to its customer base in a cost effective manner.

Mortgage Originations

Following is the estimated total United States mortgage originations market for each of the last five years:

------------ ---------------------- --- ------------------ ----------

                                          United States
                                            Mortgage
                 Calendar Year            Originations
                                           ($Billions)
             ----------------------     ------------------

                     2001                      $2,030
                     2000                      $1,024
                     1999                      $1,285
                     1998                      $1,507
                     1997                      $  834

------------ ---------------------- --- ------------------ ----------

         Source: Mortgage Bankers Association

Forecasters put the market for 2002 at between $1.4 trillion and $1.6 trillion. Although such a market would represent a significant decline from 2001‘s historic level, it would still be a highly favorable market for the Company’s loan production business and would place continuing, although lessening, pressure on its loan servicing business due to continuing higher than normal mortgage loan prepayment activity. Over the long term, Management expects the originations market to grow steadily, albeit at a lower absolute level, propelled by growth in the housing market and in the housing price index. Refinances, which in 2001 represented over 50% of mortgage originations, are expected over the long term to represent 15% to 20% of total market originations.

CREDIT RISK

In its Mortgage Banking operations, the Company generally securitizes and sells all of the loans it originates or purchases.

Conforming conventional loans are generally pooled by the Company and exchanged for securities guaranteed by Fannie Mae or Freddie Mac. Substantially all conventional loans securitized through Fannie Mae or Freddie Mac are sold, on a non-recourse basis, subject to certain representations and warranties on the part of the Company, whereby foreclosure losses are generally absorbed by Fannie Mae and Freddie Mac and not the Company. The Company also sells its non-conforming conventional loan production on a non-recourse basis. These loans are sold either on a whole-loan basis or in the form of “private-label” securities which generally require the Company to provide some form of credit enhancement, such as insurance, third party payment guarantees or senior/subordinated structures.

The Company securitizes its FHA-insured and VA-guaranteed mortgage loans through GNMA, Fannie Mae, or Freddie Mac. The Company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA. The Company is exposed to credit losses to the extent that the partial guarantee provided by the VA is inadequate to cover the total credit losses incurred. The expected credit losses related to VA-guaranteed mortgage loans is included in the valuation of the related MSRs.

While the Company does not generally retain primary credit risk with respect to the prime credit quality, first lien mortgage loans it sells, it does have potential liability under the representations and warranties it makes to purchasers and insurers of the loans. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan or indemnify the investor or insurer. If the Company is required to repurchase the mortgage loan or indemnify the investor or insurer, any subsequent loss on the mortgage loan will be borne by the Company.

Home equity and sub-prime loans are either sold on a whole-loan basis or in the form of securities backed by pools of these loans. When the Company securitizes these loans, the Company obtains an agency guarantee of timely and full payment of principal and interest, for which it pays a fee, or retains credit risk through retention of a subordinated interest or through a corporate guarantee of losses up to negotiated maximum amount. The Company’s maximum exposure to losses as of the end of the period is limited to the carrying value of its subordinated interest ($412.3 million at December 31, 2001) or to the negotiated limit of reimbursable losses under its corporate guarantee ($176.9 million at December 31, 2001) less related recorded reserves ($101.8 million at December 31, 2001). The carrying value of the subordinated interest includes, as a reduction in the anticipated cash flow, an estimate of losses. Management believes that the losses embedded in the subordinated interests and the liability recorded related to the corporate guarantees are adequate to cover anticipated credit losses.

The following table summarizes the credit losses incurred for the ten months ended December 31, 2001:

             ----------------------------------------------------------------------------------------------------

                  (Dollar amounts in thousands)
                                                                                         Ten Months Ended
                                                                                        December 31, 2001
                                                                                     -------------------------

                  VA losses in excess of  VA guarantee                                           $  2,691
                  Repurchased or indemnified loans                                                 10,700
                  Subprime with retained residual interest                                         22,340
                  Home Equity with retained residual interest                                       5,381
                  Subprime with mortgage insurance and limited corporate guarantee
                                                                                                    2,514
                                                                                     -------------------------
                                                                                                  $43,626
                                                                                     =========================

             ----------------------------------------------------------------------------------------------------

The Company has entered mortgage reinsurance agreements with several primary mortgage insurance companies. Under these agreements, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a pool of loans subject to a cap, in exchange for a portion of the pools’ mortgage insurance premium. Approximately $216.5 billion of the conventional servicing portfolio is covered by such mortgage reinsurance agreements. Management believes it has adequate reserves in place to cover anticipated losses. The maximum exposure under these insurance contracts is limited to the trust assets held by Second Charter Reinsurance Company. At December 31, 2001, the total assets held in trust were $104.4 million.

Prior to the sale of loans originated or purchased by the Mortgage Banking Segment, the loans are included on the Company’s balance sheet as loans held for sale. At December 31, 2001, loans held for sale amounted to $10.4 billion. While the loans are in inventory, the Company bears credit risk after taking into consideration primary mortgage insurance, which is generally required for conventional loans with loan-to-value greater than 80%, FHA insurance or VA-guarantees. Historically, credit losses related to loans held for sale have not been significant.

In addition, the Company holds a small portfolio of loans for investment amounting to $719.9 million at December 31, 2001. The Company has retained credit risk on the remainder of this portfolio of loans. Management believes the allowance for loan losses related to these loans is adequate at December 31, 2001.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” amended by Statement No. 137, “Deferral of the Effective Date of FASB Statement No. 133,” and Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FASB Statement No. 133,” (collectively “FAS 133”). FAS 133 requires companies to record derivatives on their balance sheets at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. This statement was effective for the Company on March 1, 2001. At the date of initial application, the Company recorded certain transition adjustments as required by FAS 133. There was no impact on net income as a result of such transition adjustments. However, such adjustments resulted in the Company reducing the carrying amount of derivative assets by $93.7 million and recognizing $107.2 million of derivative liabilities on the balance sheet. Management believes that the Company’s hedging activities are highly effective over the long term. However, the implementation of FAS 133 could result in more volatility in quarterly reported earnings as a result of market conditions that temporarily impact the value of the derivatives while not reducing their long term hedge effect.

The Company adopted FAS 133 on March 1, 2001. At the date of adoption, the Company recorded certain transition adjustments as required by FAS 133. There was no impact on net earnings as a result of such transition adjustments. However, such adjustments resulted in the following impact on the Company’s balance sheet (dollar amounts in millions):

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

In June 2001, the FASB issued Statement No. 141 (FAS 141), titled “Business Combinations.” FAS 141 addresses financial accounting and reporting for business combinations and supercedes previously issued authoritative literature on the topic, including Accounting Principles Bulletin 16 (“APB 16”). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The use of the pooling-of-interests method will no longer be allowed. FAS 141 also provides guidance as to how the purchase method is to be applied. Implementation of FAS 141 did not have a material impact on the Company’s financial statements.

In June 2001, the FASB issued Statement No. 142 (FAS 142), titled "Goodwill and Other Intangibles." Effective January 1, 2002, FAS 142 eliminates the amortization of goodwill and certain other intangible assets. These assets will be reviewed at least annually and assessed for impairment. Implementation of FAS 142 is not expected to have a material impact on the Company’s financial statements.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, FAS 144 changes the scope and certain measurement requirements of existing accounting guidance. FAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In response to this Item, the information set forth on page 48 and Note 9 of this Form 10-K is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is hereby incorporated by reference from the Company’s Financial Statements and Auditors’ Report beginning at page F-1 of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is hereby incorporated by reference from the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is hereby incorporated by reference from the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference from the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) - Financial Statement Schedules.

The information called for by this section of Item 14 is set forth in the Financial Statements and Auditors’ Report beginning at page F-1 of this Form 10-K. The index to Financial Statements and Schedules is set forth at page F-2 of this Form 10-K.

     (3) - Exhibits

             Exhibit
               No.                                                         Description

        3.1*                     Certificate  of  Amendment  of Restated  Certificate  of  Incorporation  of  Countrywide  Credit
                                 Industries,  Inc.  (the  "Company")  (incorporated  by reference to Exhibit 4.1 to the Company's
                                 Quarterly Report on Form 10-Q for the quarter ended August 31, 1987).

        3.2*                     Restated  Certificate of Incorporation of the Company  (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1987).

        3.3*                     Certificate of Amendment of Certificate of  Incorporation  of the Company as reported under Item
                                 4, Submission of Matters to a Vote of Security  Holders,  in the Company's  Quarterly  Report on
                                 Form 10-Q for the quarter ended May 31, 1992  (incorporated by reference to Exhibit 3.2.1 to the
                                 Company's Registration Statement on Form S-3 dated October 31, 2001).

        3.4*                     Certificate  of Change of Location of Registered  Office and of Registered  Agent of the Company
                                 dated  January  19,  1993   (incorporated  by  reference  to  Exhibit  3.2.2  to  the  Company's
                                 Registration Statement on Form S-3 dated October 31, 2001).

        3.5*                     Bylaws of the Company,  as amended and restated  (incorporated  by reference to Exhibit 3 to the
                                 Company's Current Report on Form 8-K dated February 10, 1988).

        3.6*                     Amendment to Bylaws of the Company dated January 28, 1998  (incorporated by reference to Exhibit
                                 3.3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

        3.7*                     Amendment to Bylaws of the Company dated February 3, 1998  (incorporated by reference to Exhibit
                                 3.3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998).

        3.8*                     Amendment to Bylaws of the Company  dated March 24, 2000  (incorporated  by reference to Exhibit
                                 3.3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000).

        3.9*                     Amendment  to Bylaws of the Company  dated  September  28, 2000  (incorporated  by  reference to
                                 Exhibit  3.3.4 to the Company's  Quarterly  Report on Form 10-Q for the quarter ended August 31,
                                 2000).

        4.1*                     Rights  Agreement,  dated as of February 10, 1988,  between the Company and Bank of America NT &
                                 SA, as Rights Agent  (incorporated  by reference  to Exhibit 4 to the  Company's  Form 8-A filed pursuant to Section 12 of the Securities Exchange Act of 1934 on February 12, 1988).

        4.2*                     Amendment No. 1 to Rights  Agreement  dated as of March 24, 1992  (incorporated  by reference to
                                 Exhibit 1 to the Company's Form 8 filed with the SEC on March 27, 1992).

        4.3*                     Amendment No. 2 to Rights Agreement,  dated as of February 10, 1995, between the Company and The
                                 Bank of New York, as Successor  Rights Agent  (incorporated by reference to Exhibit 4.1.2 to the
                                 Company's Registration Statement on Form S-3 dated October 31, 2001).

        4.4*                     Amended and Restated Rights  Agreement,  dated as of November 27, 2001,  between the Company and
                                 The Bank of New York, as Rights Agent which  includes as Exhibit A thereto,  the form of Amended and  Restated  Certificate  of  Designation  (incorporated  by  reference  to  Exhibit  1 to the
                                 Company's Form 8-A/A filed with the SEC on December 10, 2001).

        4.5*                     Specimen  Certificate of the Company's Common Stock (incorporated by reference to Exhibit 4.2 to the Current Company's Report on Form 8-K dated February 6, 1987).

        4.6*                     Specimen  Debenture  Certificate  (incorporated  by  reference  to Exhibit 4.3 to the  Company's
                                 Current Report on Form 8-K dated February 6, 1987).

        4.7*                     Form of Medium-Term Notes,  Series A (fixed-rate) of Countrywide  Funding Corporation (now known as  Countrywide  Home Loans,  Inc.)  ("CHL")  (incorporated  by  reference to Exhibit 4.2 to the
                                 Company's  registration statement on Form S-3 (File Nos. 33-44194 and 33-44194-1) filed with the
                                 SEC on November 27, 1991).

        4.8*                     Form of  Medium-Term  Notes,  Series A  (floating-rate)  of CHL  (incorporated  by  reference to
                                 Exhibit  4.3 to the  Company's  registration  statement  on Form S-3  (File  Nos.  33-44194  and
                                 33-44194-1) filed with the SEC on November 27, 1991).

        4.9*                     Form of Medium-Term  Notes,  Series B (fixed-rate) of CHL  (incorporated by reference to Exhibit
                                 4.2 to the Company's  registration  statement on Form S-3 (File No. 33-51816) filed with the SEC on September 9, 1992).

        4.10*                    Form of  Medium-Term  Notes,  Series B  (floating-rate)  of CHL  (incorporated  by  reference to
                                 Exhibit 4.3 to the Company's  registration  statement on Form S-3 (File No. 33-51816) filed with the SEC on September 9, 1992).

        4.11*                    Form of Medium-Term  Notes,  Series C (fixed-rate) of CHL  (incorporated by reference to Exhibit
                                 4.2 to the  registration  statement on Form S-3 of CHL and the Company  (File Nos.  33-50661 and
                                 33-50661-01) filed with the SEC on October 19, 1993).

        4.12*                    Form of  Medium-Term  Notes,  Series C  (floating-rate)  of CHL  (incorporated  by  reference to
                                 Exhibit  4.3 to the  registration  statement  on  Form  S-3 of CHL and the  Company  (File  Nos.
                                 33-50661 and 33-50661-01) filed with the SEC on October 19, 1993).

        4.13*                    Indenture  dated as of  January  1, 1992 among CHL,  the  Company  and The Bank of New York,  as trustee  (incorporated by reference to Exhibit 4.1 to the registration  statement on Form S-3 of
                                 CHL and the  Company  (File Nos.  33-50661  and  33-50661-01)  filed with the SEC on October 19,
                                 1993).

        4.14*                    Form of  Supplemental  Indenture No. 1 dated as of June 15, 1995,  to the Indenture  dated as of
                                 January 1, 1992, among CHL, the Company,  and The Bank of New York, as trustee  (incorporated by reference to Exhibit 4.9 to  Amendment  No. 2 to the  registration  statement on Form S-3 of the
                                 Company and CHL (File Nos. 33-59559 and 33-59559-01) filed with the SEC on June 16, 1995).

        4.15*                    Form of Medium-Term  Notes,  Series D (fixed-rate) of CHL  (incorporated by reference to Exhibit
                                 4.10 to Amendment No. 2 to the  registration  statement on Form S-3 of the Company and CHL (File
                                 Nos. 33-59559 and 33-59559-01) filed with the SEC on June 16, 1995).

        4.16*                    Form of  Medium-Term  Notes,  Series D  (floating-rate)  of CHL  (incorporated  by  reference to
                                 Exhibit 4.11 to  Amendment  No. 2 to the  registration  statement on Form S-3 of the Company and
                                 CHL (File Nos. 33-59559 and 33-59559-01) filed with the SEC on June 16, 1995).

        4.17*                    Form of Medium-Term  Notes,  Series E (fixed-rate) of CHL  (incorporated by reference to Exhibit
                                 4.3 to Post-Effective  Amendment No. 1 to the registration  statement on Form S-3 of the Company and CHL (File Nos. 333-3835 and 333-3835-01) filed with the SEC on August 2, 1996).

        4.18*                    Form of  Medium-Term  Notes,  Series E (floating  rate) of CHL  (incorporated  by  reference  to
                                 Exhibit 4.4 to Post-Effective  Amendment No. 1 to the registration  statement on Form S-3 of the
                                 Company and CHL (File Nos. 333-3835 and 333-3835-01) filed with the SEC on August 2, 1996).

        4.19*                   Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers  Trustee  Company  Limited,  as
                                Trustee for Euro Medium Notes of CHL  (incorporated by reference to Exhibit 4.15 to the Company's
                                Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).

        4.20*                    First  Supplemental  Trust Deed dated 16th December,  1998,  modifying the provisions of a Trust
                                 Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited,  as Trustee
                                 for Euro Medium Notes of CHL  (incorporated by reference to Exhibit 4.16 to the Company's Annual
                                 Report on Form 10-K for the fiscal year ended February 28, 1999).

        4.21*                    Form of Medium-Term  Notes,  Series F (fixed-rate) of CHL  (incorporated by reference to Exhibit
                                 4.3 to the  registration  statement on Form S-3 of the Company and CHL (File Nos.  333-31529 and
                                 333-31529-01) filed with the SEC on July 29, 1997).

        4.22*                    Form of  Medium-Term  Notes,  Series F  (floating-rate)  of CHL  (incorporated  by  reference to
                                 Exhibit  4.4 to the  registration  statement  on Form  S-3 of the  Company  and CHL  (File  Nos.
                                 333-31529 and 333-31529-01) filed with the SEC on July 29, 1997).

        4.23*                    Second  Supplemental  Trust  Deed  dated  23rd day of  December,  1999,  further  modifying  the provisions  of a Trust Deed dated 1st May,  1998 among CHL,  the  Company  and  Bankers  Trustee
                                 Company Limited,  as Trustee for Euro Medium Notes of CHL  (incorporated by reference to Exhibit
                                 4.16.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001).

        4.24*                    Third  Supplemental  Trust Deed dated 12th day of January,  2001, further modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers  Trustee  Company  Limited,
                                 as Trustee  for Euro Medium  Notes of CHL  (incorporated  by  reference  to Exhibit  4.16.4 to the
                                 Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001).

        4.25*                    Form of Medium-Term  Notes,  Series G (fixed-rate) of CHL  (incorporated by reference to Exhibit
                                 4.10 to the registration  statement on Form S-3 of the Company and CHL (File Nos.  333-58125 and
                                 333-58125-01) filed with the SEC on June 30, 1998).

        4.26*                    Form of  Medium-Term  Notes,  Series G  (floating-rate)  of CHL  (incorporated  by  reference to
                                 Exhibit  4.11 to the  registration  statement  on Form S-3 of the  Company  and CHL  (File  Nos.
                                 333-58125 and 333-58125-01) filed with the SEC on June 30, 1998).

        4.27*                    Form of Medium-Term  Notes,  Series H (fixed-rate) of CHL  (incorporated by reference to Exhibit
                                 4.3 to the  registration  statement on Form S-3 of the Company and CHL (File Nos.  333-66467 and
                                 333-66467-01) filed with the SEC on October 30, 1998).

        4.28*                    Form of  Medium-Term  Notes,  Series H  (floating-rate)  of CHL  (incorporated  by  reference to
                                 Exhibit  4.4 to the  registration  statement  on Form  S-3 of the  Company  and CHL  (File  Nos.
                                 333-66467 and 333-66467-01) filed with the SEC on October 30, 1998).

        4.29*                    Form of 6.85% Note due 2004 of CHL  (incorporated  by  reference  to Exhibit 2 to the  Company's
                                 Current Report on Form 8-K dated June 21, 1999).

        4.30*                    Form of  Medium-Term  Notes,  Series I  (floating-rate)  of CHL  (incorporated  by  reference to
                                 Exhibit  4.16 to the  registration  statement  on Form S-3 of the  Company  and CHL  (File  Nos.
                                 333-82583 and 333-82583-01) filed with the SEC on June 5, 2000).

        4.31*                    Form of Medium-Term  Notes,  Series I (fixed-rate) of CHL  (incorporated by reference to Exhibit
                                 4.15 to the registration  statement on Form S-3 of the Company and CHL (File Nos.  333-82583 and
                                 333-82583-01) filed with the SEC on June 5, 2000).

        4.32*                    Form of  Medium-Term  Notes,  Series J  (floating-rate)  of CHL  (incorporated  by  reference to
                                 Exhibit  4.15 to the  registration  statement  on Form S-3 of the  Company  and CHL  (File  Nos.
                                 333-55536 and 333-55536-01) filed with the SEC on February 14, 2001).

        4.33*                    Form of Medium-Term  Notes,  Series J (fixed-rate) of CHL  (incorporated by reference to Exhibit
                                 4.14 to the registration  statement on Form S-3 of the Company and CHL (File Nos.  333-55536 and
                                 333-55536-01) filed with the SEC on February 14, 2001).

        4.34*                    Liquid Yield Option Notes Due February 8, 2031 (Zero Coupon Senior)  (incorporated  by reference to  Exhibit  4.8 of  registration  statement  on Form  S-3 of the  Company  and CHL  (File  Nos.
                                 333-59614 and 333-59614-01) filed with the SEC on April 26, 2000).

        4.35*                    Indenture,  dated as of February 8, 2001,  among the Company,  CHL and The Bank of New York,  as trustee  (incorporated by reference to Exhibit 4.7 of registration  statement on Form S-3 of the
                                 Company and CHL (File Nos. 333-59614 and 333-59614-01) filed with the SEC on April 26, 2000).

        4.36*                   Registration  Rights Agreement,  dated as of February 8, 2001, among the Company,  CHL and Merrill
                                Lynch,  Pierce,  Fenner & Smith  Incorporated  (incorporated  by  reference  to  Exhibit  4.7 of registration  statement on Form S-3 of the Company and CHL (File Nos.  333-59614 and 333-59614-01)
                                filed with the SEC on April 26, 2000).

        4.37*                   Note Deed Poll,  dated  October 11, 2001,  by CHL in favor of each person who is from time to time an Australian  dollar  denominated  Noteholder  (incorporated  by reference to Exhibit 4.29 to the
                                Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2001).

        4.38*                   Form of Medium-Term  Notes,  Series K (fixed-rate)  of CHL  (incorporated  by reference to Exhibit
                                4.12 to the registration  statement on Form S-3 of the Company,  CHL,  Countrywide  Capital IV and
                                Countrywide  Capital  V  (File  Nos.  333-74042,  333-74042-03,   333-74042-02  and  333-74042-01,
                                respectively) filed with the SEC on November 28, 2001).

        4.39*                   Form of Medium-Term  Notes,  Series K (floating-rate) of CHL (incorporated by reference to Exhibit
                                4.13 to the registration  statement on Form S-3 of the Company,  CHL,  Countrywide  Capital IV and
                                Countrywide  Capital  V  (File  Nos.  333-74042,  333-74042-03,   333-74042-02  and  333-74042-01,
                                respectively) filed with the SEC on November 28, 2001).

        4.40*                   Form of Indenture  among CHL, the Company and The Bank of New York, as trustee,  providing for the issuance of senior debt securities  (incorporated  by reference to Exhibit 4.7 to the registration statement on Form S-3 of the Company,  CHL, Countrywide Capital IV and Countrywide Capital V (File
                                Nos. 333-74042, 333-74042-03,  333-74042-02 and 333-74042-01,  respectively) filed with the SEC on
                                November 28, 2001).

        4.41*                   Form of Indenture  among CHL, the Company and The Bank of New York, as trustee,  providing for the issuance  of  subordinated  debt  securities  (incorporated  by  reference  to Exhibit  4.8 to the registration  statement on Form S-3 of the Company,  CHL,  Countrywide  Capital IV and Countrywide
                                Capital V (File Nos. 333-74042, 333-74042-03,  333-74042-02 and 333-74042-01,  respectively) filed with the SEC on November 28, 2001).

        4.42*                   Form of Indenture relating to Junior Subordinated  Debentures issued by the Company  (incorporated by  reference  to Exhibit 4.19 to the  registration  statement  on Form S-3 of the  Company,  CHL,
                                Countrywide Capital IV and Countrywide Capital V (File Nos. 333-74042, 333-74042-03,  333-74042-02
                                and 333-74042-01, respectively) filed with the SEC on November 28, 2001).
                                .

        4.43*                   Form of  Indenture  relating to Junior  Subordinated  Debentures  issued by CHL  (incorporated  by reference  to  Exhibit  4.20 to the  registration  statement  on  Form  S-3 of the  Company,  CHL,
                                Countrywide Capital IV and Countrywide Capital V (File Nos. 333-74042, 333-74042-03,  333-74042-02
                                and 333-74042-01, respectively) filed with the SEC on November 28, 2001).

        4.44*                   Form of Supplemental  Indenture relating to Junior  Subordinated  Debentures issued by the Company
                                (incorporated  by  reference  to Exhibit  4.21 to the  registration  statement  on Form S-3 of the
                                Company,   CHL,   Countrywide   Capital  IV  and  Countrywide  Capital  V  (File  Nos.  333-74042,
                                333-74042-03,  333-74042-02  and  333-74042-01,  respectively)  filed with the SEC on November 28,
                                2001).

        4.45*                   Form  of  Supplemental  Indenture  relating  to  Junior  Subordinated  Debentures  issued  by  CHL
                                (incorporated  by  reference  to Exhibit  4.22 to the  registration  statement  on Form S-3 of the
                                Company,   CHL,   Countrywide   Capital  IV  and  Countrywide  Capital  V  (File  Nos.  333-74042,
                                333-74042-03,  333-74042-02  and  333-74042-01,  respectively)  filed with the SEC on November 28,
                                2001).

    +   10.1*                   Employment  Agreement  by and between the  Company  and Angelo R. Mozilo  effective  March 1, 2001
                                (incorporated  by reference to Exhibit  10.35 to the Company's  Quarterly  Report on Form 10-Q for
                                the quarter ended May 31, 2001).

    +   10.2*                   First  Restated  Employment  Agreement  by  and  between  the  Company  and  Stanford  L.  Kurland
                                (incorporated  by reference to Exhibit 10.4.2 to the Company's  Quarterly  Report on Form 10-Q for
                                the quarter ended August 31, 2000).

    +   10.3*                   First  Restated   Employment   Agreement  by  and  between  the  Company  and  Kevin  W.  Bartlett
                                (incorporated  by reference to Exhibit 10.4.3 to the Company's  Quarterly  Report on Form 10-Q for
                                the quarter ended August 31, 2000).

    +   10.4*                   First Restated  Employment  Agreement by and between the Company and Thomas H. Boone (incorporated by  reference to Exhibit  10.4.4 to the  Company's  Quarterly  Report on Form 10-Q for the quarter ended August 31, 2000).

    +   10.5*                   First Restated Employment  Agreement by and between the Company and Carlos M. Garcia (incorporated by  reference to Exhibit  10.4.5 to the  Company's  Quarterly  Report on Form 10-Q for the quarter ended August 31, 2000).

    +   10.6*                   First Restated Employment  Agreement by and between the Company and David Sambol  (incorporated by reference to Exhibit 10.4.6 to the Company's  Quarterly  Report on Form 10-Q for the quarter ended
                                August 31, 2000).

    +   10.7*                   First  Restated   Employment   Agreement  by  and  between  the  Company  and  Sandor  E.  Samuels
                                (incorporated  by reference to Exhibit 10.4.7 to the Company's  Quarterly  Report on Form 10-Q for
                                the quarter ended August 31, 2000).

    +   10.8*                    The Company's  Deferred  Compensation  Agreement for  Non-Employee  Directors  (incorporated  by reference to Exhibit 5.2 to the  Company's  Quarterly  Report on Form 10-Q for the quarter ended
                                 August 31, 1987).

    +   10.9*                    Supplemental Form of the Company's Deferred  Compensation  Agreement for Non-Employee  Directors
                                 (incorporated by reference to Exhibit 10.7.3 to the Company's  Quarterly Report on Form 10-Q for
                                 the quarter ended May 31, 1998).

    +   10.10*                   The  Company's  Deferred  Compensation  Plan  Amended  and  Restated  effective  March  1,  2000
                                 (incorporated by reference to Exhibit 10.7.3 to the Company's  Quarterly Report on Form 10-Q for
                                 the quarter ended May 31, 2000).

    +   10.11*                  First  Amendment,  effective  January 1, 2002,  to the  Deferred  Compensation  Plan  Amended  and
                                Restated  effective  March 1, 2000  (incorporated  by reference to Exhibit 10.7.4 to the Company's
                                Quarterly Report on Form 10-Q for the quarter ended November 30, 2001).

        10.12*                  Revolving Credit  Agreement,  dated as of December 17, 2001, by and among CHL and Bank Of America,
                                N.A., as Managing  Administrative  Agent,  Bank of America,  N.A. and JP Morgan Chase Bank, as the
                                Administrative  Agents,  The Bank Of New York,  as the  Documentation  Agent,  Bank One,  N.A. and
                                Deutsche  Bank AG, as the  Co-Syndication  Agents,  the lenders  party thereto and Banc of America
                                Securities  LLC and JP Morgan  Securities,  Inc., as  Co-Arrangers  (incorporated  by reference to
                                Exhibit 10.8.11 to the Company's  Quarterly Report on Form 10-Q for the quarter ended November 30,
                                2001).

    +   10.13*                   1987 Stock Option Plan,  as Amended and Restated on May 15, 1989  (incorporated  by reference to
                                 Exhibit  10.7 to the  Company's  Annual  Report on Form 10-K for the fiscal year ended  February
                                 28, 1989).

    +   10.14*                   First  Amendment  to the 1987  Stock  Option  Plan as  Amended  and  Restated  (incorporated  by reference  to Exhibit  10.11.1 to the  Company's  Quarterly  Report on Form 10-Q for the quarter ended November 30, 1997).

    +   10.15*                   Second  Amendment  to the 1987  Stock  Option  Plan as Amended  and  Restated  (incorporated  by reference  to Exhibit  10.11.2 to the  Company's  Quarterly  Report on Form 10-Q for the quarter ended November 30, 1997).

    +   10.16*                   Third  Amendment  to the 1987  Stock  Option  Plan as  Amended  and  Restated  (incorporated  by reference  to Exhibit  10.11.3 to the  Company's  Quarterly  Report on Form 10-Q for the quarter ended November 30, 1997).

    +   10.17*                   Fourth  Amendment  to the 1987  Stock  Option  Plan as Amended  and  Restated  (incorporated  by reference  to Exhibit  10.11.4 to the  Company's  Quarterly  Report on Form 10-Q for the quarter ended May 31, 1998).

    +   10.18*                   Amended and Restated Stock Option Financing Plan  (incorporated by reference to Exhibit 10.12 to
                                 Post-Effective  Amendment  No. 2 to the Company's  registration  statement on Form S-8 (File No.
                                 33-9231) filed with the SEC on December 20, 1988).

    +   10.19*                   1991 Stock  Option Plan  (incorporated  by reference to Exhibit  10.19 to the  Company's  Annual
                                 Report on Form 10-K for the fiscal year ended February 29, 1992).

    +   10.20*                   First Amendment to the 1991 Stock Option Plan  (incorporated  by reference to Exhibit 10.19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

    +   10.21*                   Second  Amendment to the 1991 Stock Option Plan  (incorporated  by reference to Exhibit  10.19.2 to  the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

    +   10.22*                   Third Amendment to the 1991 Stock Option Plan  (incorporated  by reference to Exhibit 10.19.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

    +   10.23*                   Fourth Amendment to the 1991 Stock Option Plan  (incorporated by reference to Exhibit 10.19.4 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993).

    +   10.24*                   Fifth Amendment to the 1991 Stock Option Plan  (incorporated  by reference to Exhibit 10.19.5 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995).

    +   10.25*                   Sixth Amendment to the 1991 Stock Option Plan  (incorporated  by reference to Exhibit 10.20.6 to the Company's Annual Report on Form 10-Q for the quarter ended November 30, 1997).
    +   10.26*                   Seventh  Amendment to the 1991 Stock Option Plan  (incorporated  by reference to Exhibit 10.20.7 to the Company's Annual Report on Form 10-Q for the quarter ended November 30, 1997).

    +   10.27*                   Eighth Amendment to the 1991 Stock Option Plan  (incorporated by reference to Exhibit 10.20.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).

    +   10.28*                   1992 Stock  Option Plan dated as of December  22, 1992  (incorporated  by  reference  to Exhibit
                                 10.19.5 to the  Company's  Annual  Report on Form 10-K for the fiscal  year ended  February  28,
                                 1993).

    +   10.29*                   First Amendment to the 1992 Stock Option Plan  (incorporated  by reference to Exhibit 10.21.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997).

    +   10.30*                   Second Amendment to the 1992 Stock Option Plan  (incorporated by reference to Exhibit 10.21.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997).

    +   10.31*                   Third Amendment to the 1992 Stock Option Plan  (incorporated  by reference to Exhibit 10.21.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).

    +   10.32*                   Amended and Restated  1993 Stock Option Plan  (incorporated  by reference to Exhibit 10.5 to the
                                 Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996).

    +   10.33*                   First  Amendment to the Amended and Restated 1993 Stock Option Plan  (incorporated  by reference to Exhibit  10.5.1 to the Company's  Quarterly  Report on Form 10-Q for the quarter ended August
                                 31, 1996).

    +   10.34*                   Second Amendment to the Amended and Restated 1993 Stock Option Plan.  (incorporated by reference to  Exhibit  10.22.2  to the  Company's  Quarterly  Report  on Form 10-Q for the  quarter  ended
                                 November 30, 1997).

    +   10.35*                   Third  Amendment to the Amended and Restated 1993 Stock Option Plan  (incorporated  by reference to  Exhibit  10.22.3  to the  Company's  Annual  Report on Form 10-K for the  fiscal  year ended
                                 February 28, 1998).

    +   10.36*                   Fourth  Amendment to the Amended and Restated 1993 Stock Option Plan  (incorporated by reference to Exhibit 10.22.4 to the Company's  Quarterly Report on Form 10-Q for the quarter ended May 31,
                                 1998).

    +   10.37*                   Fifth  Amendment to the Amended and Restated 1993 Stock Option Plan  (incorporated  by reference to Exhibit 10.22.5 to the Company's  Quarterly  Report on Form 10-Q for the quarter ended August
                                 31, 1998).
    +   10.38*                   2000 Stock  Option Plan  effective  as of July 12, 2000  (incorporated  by  reference to Exhibit
                                 10.22.6 to the  Company's  Annual  Report on Form 10-K for the fiscal  year ended  February  28,
                                 2001).

    +   10.39*                  First  Amendment  to the 2000 Stock  Option  Plan of the Company  (incorporated  by  reference  to
                                Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001).

    +   10.40*                   Second  Amendment  to the 2000 Stock  Option Plan of the Company  (incorporated  by reference to
                                 Exhibit 10.22.8 to the Company's  Quarterly Report on Form 10-Q for the quarter ended August 31,
                                 2001).

    +   10.41*                  Third  Amendment  to the 2000 Stock  Option  Plan of the Company  (incorporated  by  reference  to
                                Exhibit  10.22.9 to the Company's  Quarterly  Report on Form 10-Q for the quarter ended August 31,
                                2001).

    +   10.42*                   Amended and  Restated  Supplemental  Executive  Retirement  Plan  (incorporated  by reference to
                                 Exhibit  10.23.1 to the Company's  Annual Report on Form 10-K for the fiscal year ended February
                                 28, 1998).

    +   10.43*                   First Amendment,  effective January 1, 1999, to the Company's  Supplemental Executive Retirement
                                 Plan 1998  Amendment  and  Restatement  (incorporated  by  reference  to Exhibit  10.23.2 to the
                                 Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999).

    +   10.44*                   Second  Amendment,  effective  as of June 30,  1999,  to the  Company's  Supplemental  Executive
                                 Retirement Plan (incorporated by reference to Exhibit 10.23.3 to the Company's  Quarterly Report
                                 on Form 10-Q for the quarter ended August 31, 1999).

    +   10.45*                  Third Amendment,  effective January 1, 2002, to the Company's  Supplemental  Executive  Retirement
                                Plan (incorporated by reference to Exhibit 10.23.4 to the Company's  Quarterly Report on Form 10-Q
                                for the quarter ended November 30, 2001).

    +   10.46*                   Amended and  Restated  Split-Dollar  Life  Insurance  Agreement  (incorporated  by  reference to
                                 Exhibit  10.24.1 to the Company's  Quarterly  Report on Form 10-Q for the quarter ended November
                                 30, 1998).

    +   10.47*                   Split-Dollar  Collateral Assignment  (incorporated by reference to Exhibit 10.4 to the Company's
                                 Quarterly Report on Form 10-Q for the quarter ended May 31, 1994).

    +   10.48*                   Annual  Incentive  Plan  (incorporated  by reference to Exhibit 10.4 to the Company's  Quarterly
                                 Report on Form 10-Q for the quarter ended August 31, 1996).

    +   10.49*                  First  Amendment to the Company's  Annual  Incentive  Plan  (incorporated  by reference to Exhibit
                                10.26.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2001.

    +   10.50*                   The  Company's  Change in Control  Severance  Plan as Amended and  Restated  September  11, 2000
                                 (incorporated  by reference to Exhibit  10.27.2 to the Company's  Quarterly  Report on Form 10-Q
                                 for the quarter ended August 31, 2000).

    +   10.51*                  Form of  Director  Emeritus  Agreement  (incorporated  by  reference  to  Exhibit  10.28.1  to the
                                Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001).

    +   10.52*                   Form of Restricted  Stock Award Agreement with  non-employee  directors dated as of June 1, 1999
                                 (incorporated  by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the
                                 fiscal year ended February 28, 2001).

    +   10.53*                   Form of Amendment  Number One, dated September 20, 2001, to the Restricted Stock Award Agreement
                                 with  non-employee  directors  dated as of June 1, 1999  (incorporated  by  reference to Exhibit
                                 10.29.1 to the  Company's  Annual  Report on Form 10-K for the fiscal  year ended  February  28,
                                 2001).

    +   10.54*                   Form of Restricted Stock Award Agreement with  non-employee  directors dated as of March 1, 2000
                                 (incorporated  by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the
                                 fiscal year ended February 28, 2001).

    +   10.55*                   Form of Amendment  Number One, dated September 20, 2001, to the Restricted Stock Award Agreement
                                 with  non-employee  directors  dated as of March 1, 2000  (incorporated  by reference to Exhibit
                                 10.30.1 to the  Company's  Annual  Report on Form 10-K for the fiscal  year ended  February  28,
                                 2001).

    +   10.56*                   Form of Restricted Stock Award Agreement with  non-employee  directors dated as of March 1, 2001
                                 (incorporated  by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the
                                 fiscal year ended February 28, 2001).

    +   10.57                   The Company's Managing Director Incentive Plan effective March 1, 2001.

    +   10.58                   Summary of financial counseling program of the Company.

        10.59                   Amended and  Restated  Credit  Agreement  as of the 27th day of  February,  2002 by and among CHL,
                                Royal Bank of Canada,  Lloyds TSB Bank PLC,  Credit  Lyonnais New York Branch,  Commerzbank AG New
                                York Branch, and the Lenders Party thereto.

        12.1                    Computation of the Ratio of Earnings to Fixed Charges.

        21                       List of subsidiaries.

        23                       Consent of Grant Thornton LLP

* Incorporated by reference
+Constitutes a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

On May 3, 2001, the Company filed a report on Form 8-K relating to the issuance of the financial statements and report of independent certified public accountants for Countrywide Securities Corporation, a wholly-owned subsidiary of the Company.

On May 11, 2001, the Company filed a report on Form 8-K relating to a press release announcing that Angelo R. Mozilo, Chairman, Chief Executive Officer, and President of the Company, will be speaking at the 2001 Convertible Conference on May 11th, 2001, and disclosing the presentation from such speech.

On June 22, 2001, the Company filed a report on Form 8-K relating to the 2000 Corporate Report of Balboa Life and Casualty.

On October 4, 2001, the Company filed a report on Form 8-K relating to a change in fiscal year, in which the Company announced that effective January 1, 2002, the Company will begin reporting its financial results on a calendar year basis with a December 31 year end.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 COUNTRYWIDE CREDIT INDUSTRIES, INC.

                                                                 By:                        /s/ Angelo R. Mozilo
                                                                          ---------------------------------------------------------
                                                                        Angelo R. Mozilo, Chairman of the Board of Directors, Chief
                                                                        Executive Officer, and          President
                                                                        (Principal Executive Officer)

Dated: March 20, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                             Signatures                                               Title                                     Date

                        /s/ Angelo R. Mozilo                   Chairman of the Board of Directors                       March 20, 2002
             --------------------------------------------
                          Angelo R. Mozilo                          Chief Executive Officer and President
                                                                    (Principal Executive Officer)

                       /s/ Stanford L. Kurland                 Executive Managing Director, Chief                       March 20, 2002
             --------------------------------------------
             --------------------------------------------
                         Stanford L. Kurland                         Operating Officer and Director

                      /s/ Thomas K. McLaughlin                 Senior Managing Director,                                March 20, 2002
             --------------------------------------------
                        Thomas K. McLaughlin                        Chief Financial Officer
                                                                     (Principal Financial Officer and
                                                                      Principal Accounting Officer)

                        /s/ Henry G. Cisneros                  Director                                                 March 20, 2002
             --------------------------------------------
                          Henry G. Cisneros

                      /s/ Jeffrey M. Cunningham                Director                                                 March 20, 2002
             --------------------------------------------
                        Jeffrey M. Cunningham

                        /s/ Robert J. Donato                   Director                                                 March 20, 2002
             --------------------------------------------
                          Robert J. Donato

                      /s/ Michael E. Dougherty                 Director                                                 March 20, 2002
             --------------------------------------------
             --------------------------------------------
                        Michael E. Dougherty

                           /s/ Ben M. Enis                     Director                                                 March 20, 2002
             --------------------------------------------
                             Ben M. Enis

                          /s/ Edwin Heller                     Director                                                 March 20, 2002
             --------------------------------------------
                            Edwin Heller

                     /s/ Gwendolyn Stewart King                Director                                                 March 20, 2002
             --------------------------------------------
                       Gwendolyn Stewart King

                       /s/ Oscar P. Robertson                  Director                                                 March 20, 2002
             --------------------------------------------
                         Oscar P. Robertson

                        /s/ Harley W. Snyder                   Director                                                 March 20, 2002
             --------------------------------------------
                          Harley W. Snyder

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

For Inclusion in Form 10-K
Annual Report Filed with
Securities and Exchange Commission

December 31, 2001

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2001

                                                                                                      Page
                                                                                                ------------------
Report of Independent Certified Public Accountants..........................................           F-3
Financial Statements

Schedules
      Schedule I - Condensed Financial Information of Registrant............................          F-51
      Schedule II - Valuation and Qualifying Accounts.......................................          F-55

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

We have audited the accompanying consolidated balance sheets of Countrywide Credit Industries, Inc. and Subsidiaries as of December 31, 2001 and February 28, 2001, and the related consolidated statements of earnings, common shareholders’ equity, cash flows and comprehensive income for the ten month period ended December 31, 2001 and for each of the two years in the period ended February 28, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Countrywide Credit Industries, Inc. and Subsidiaries as of December 31, 2001 and February 28, 2001, and the consolidated results of their operations and their consolidated cash flows for the ten month period ended December 31, 2001 and for each of the two years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedules I and II for the ten month period ended December 31, 2001 and for each of the two years in the period ended February 28, 2001. In our opinion, such schedules present fairly, in all material respects, the information required to be set forth therein.

Los Angeles, California
March 7, 2002

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and February 28, 2001
(Dollar amounts in thousands, except per share data)

                                  A S S E T S
                                                                               December 31, 2001               February 28, 2001
                                                                         -----------------------------    --------------------------

Cash                                                                                  $495,414                    $    136,146
Mortgage loans and mortgage-backed securities held for sale                         10,369,374                       1,964,018
Trading securities, at market value ($2,225,454 and $601,876 pledged as collateral at December 31, 2001 and
   February 28, 2001, respectively)                                                  5,941,992                       4,050,082
Securities purchased under agreements to resell                                      4,319,120                       3,109,556
Mortgage servicing rights, net                                                       6,116,082                       5,767,748
Investments in other financial instruments                                           3,438,865                       4,160,314
Property, equipment and leasehold improvements, net                                    447,022                         396,943
Other assets                                                                         6,088,935                       3,370,700
                                                                         -----------------------------    --------------------------
        Total assets                                                               $37,216,804                     $22,955,507
                                                                         =============================    ==========================

Borrower and investor custodial accounts (segregated in special
   accounts - excluded from corporate assets)                                      $10,955,289                      $5,553,143
                                                                         =============================    ==========================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                                      $16,549,999                     $11,402,791
Securities sold under agreements to repurchase                                       9,452,852                       3,541,230
Drafts payable issued in connection with mortgage loan closings                      1,283,947                         932,931
Accounts payable, accrued liabilities and other                                      3,527,110                       1,449,288
Income taxes payable                                                                 1,815,254                       1,570,003
                                                                         -----------------------------    --------------------------
        Total liabilities                                                           32,629,162                      18,896,243

Commitments and contingencies                                                             -                                -

Company-obligated mandatorily redeemable capital trust pass-
   through securities of subsidiary trusts holding solely Company
   guaranteed related subordinated debt                                                500,000                         500,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value;
   issued and outstanding, none                                                           -                                -
Common stock - authorized, 240,000,000 shares of $0.05 par
    value; issued and outstanding, 122,705,532 shares at
    December 31, 2001 and 117,732,249 shares at                                          6,135                           5,887
    February 28, 2001
Additional paid-in capital                                                           1,506,853                       1,307,679
Accumulated other comprehensive income                                                  49,467                         173,249
Retained earnings                                                                    2,525,187                       2,072,449
                                                                         -----------------------------    --------------------------
        Total shareholders' equity                                                   4,087,642                       3,559,264
                                                                         -----------------------------    --------------------------
        Total liabilities and shareholders' equity                                 $37,216,804                     $22,955,507
                                                                         =============================    ==========================

Borrower and investor custodial accounts                                           $10,955,289                      $5,553,143
                                                                         =============================    ==========================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the ten months ended December 31, 2001 and the years ended February 28(29), 2001 and 2000
(Dollar amounts in thousands, except per share data)

Ten Months Ended             Year Ended              Year Ended
                                                           December 31, 2001         February 28, 2001       February 29, 2000
                                                          ----------------------     --------------------    --------------------
Revenues
   Loan origination fees                                          $765,904                   $398,544               $406,458
   Gain on sale of loans, net of commitment fees                   913,094                    611,092                557,743

   Interest earned                                               1,821,897                  1,341,402                998,646
   Interest charges                                             (1,474,719)                (1,330,724)              (904,713)
                                                          ----------------------     --------------------    --------------------
      Net interest earned                                          347,178                     10,678                 93,933

   Loan servicing fees                                           1,281,652                  1,201,177                996,861
   Amortization and impairment/recovery of
      mortgage servicing rights, net of servicing hedge         (1,220,317)                  (617,153)              (445,138)
                                                          ----------------------     --------------------    --------------------
      Net loan servicing fees                                       61,335                    584,024                551,723

   Net insurance premiums earned                                   316,432                    274,039                 75,786
   Commissions and other revenue                                   231,738                    195,462                202,742
                                                          ----------------------     --------------------    --------------------
           Total revenues                                        2,635,681                  2,073,839              1,888,385

Expenses
   Salaries and related expenses                                   996,117                    769,287                689,768
   Occupancy and other office expenses                             330,042                    275,074                270,015
   Marketing expenses                                               54,068                     71,557                 72,930
   Insurance net losses                                            134,819                    106,827                 23,420
   Other operating expenses                                        332,016                    265,059                201,054
                                                          ----------------------     --------------------    --------------------
           Total expenses                                        1,847,062                  1,487,804              1,257,187
                                                          ----------------------     --------------------    --------------------

Earnings before income taxes                                       788,619                    586,035                631,198
   Provision for income taxes                                      302,613                    211,882                220,955
                                                          ----------------------     --------------------    --------------------

NET EARNINGS                                                      $486,006                   $374,153               $410,243
                                                          ======================     ====================    ====================

Earnings per share
   Basic                                                           $4.04                      $3.26                  $3.63
   Diluted                                                         $3.89                      $3.14                  $3.52

The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY
For the ten months ended December 31, 2001 and the years ended February 28(29), 2001 and 2000
(Dollar amounts in thousands)

                                                                                                   Accumulated
                                                                                 Additional    -------------------
                                                    Number          Common        Paid-in-            Other            Retained
                                                   of Shares        Stock         Capital         Comprehensive     ---------------       Total
                                                                                                  Income (Loss)        Earnings
                                                ---------------- ------------- ---------------                                       ----------------

Balance at February 28, 1999                        112,619,313      $ 5,631      $1,153,673        $  (19,593)        $1,379,174         $2,518,885
Cash dividends paid - $0.40 per common share                 -              -             -                 -            (45,215)           (45,215)
Stock options exercised                                 602,021           31           6,709                 -                    -            6,740
Tax benefit of stock options exercised                        -              -         1,883                 -                    -            1,883
Issuance of common stock                                 61,869            2           1,986                 -                    -            1,988
401(k) Plan contribution                                180,221            9           6,987                 -                    -            6,996
Other comprehensive loss, net of tax                          -              -             -           (13,641)                 -            (13,641)
Net earnings for the year                                     -              -             -                 -            410,243            410,243
-----------------------------------------------------------------------------------------------------------------------------------------------------
Balance at February 29, 2000                        113,463,424        5,673       1,171,238           (33,234)         1,744,202          2,887,879
Cash dividends paid - $0.40 per common share
                                                              -              -             -                 -            (45,906)           (45,906)
Stock options exercised                               2,797,939          140          57,468                 -                    -           57,608
Tax benefit of stock options exercised                        -              -        17,375                 -                    -           17,375
Issuance of common stock                              1,133,101           57          51,720                 -                    -           51,777
401(k) Plan contribution                                264,018           13           7,865                 -                    -            7,878
Issued to employee stock purchase plan                   73,767             4          2,013                 -                    -            2,017
Other comprehensive income, net of tax                        -              -             -           206,483                  -            206,483
Net earnings for the year                                     -              -             -                 -            374,153            374,153
-----------------------------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 2001                        117,732,249        5,887       1,307,679           173,249          2,072,449          3,559,264
Cash dividends paid - $0.30 per common share
                                                            -                -             -                 -            (33,268)           (33,268)
Stock options exercised                               1,336,336           66          30,079                 -                    -           30,145
Tax benefit of stock options exercised                      -                -         8,769                 -                    -            8,769
401(k) Plan contribution                                191,007           10           8,675                 -                    -            8,685
Issuance of common stock                              3,445,940          172         151,651                 -                    -          151,823
Other comprehensive loss, net of tax                        -                -             -          (123,782)                 -           (123,782)
Net earnings for the year                                   -                -             -                 -            486,006            486,006
-----------------------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                        122,705,532       $6,135      $1,506,853           $49,467         $2,525,187         $4,087,642
=====================================================================================================================================================

The accompanying notes are an integral part of this statement.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the ten months ended December 31, 2001 and the years ended February 28(29), 2001 and 2000
(Dollar amounts in thousands)

                                                                     Ten Months Ended
                                                                    December 31, 2001          Year Ended              Year Ended
                                                                                           February 28, 2001        February 29, 2000
                                                                    -------------------    --------------------     -------------------
Cash flows
from operating activities:

   Net earnings                                                        $    486,006            $   374,153              $   410,243
      Adjustments to reconcile net earnings to net cash
        provided (used) by operating activities:
      Gain on sale of available-for-sale securities                        (266,246)               (56,965)                 (11,053)
      Gain on sale of subsidiary                                                  -                      -                   (4,424)
      Gain on sale of securitized service fees                                    -                      -                   (2,650)
       401(k) plan contribution                                               8,685                  7,878                    6,996
      Amortization and impairment/recovery of mortgage
                     servicing rights                                     2,129,310              1,414,388                  181,101
      Impairment of other retained interests                                149,008                 19,812                   29,235
      Depreciation and other amortization                                    44,378                 70,736                   65,947
      Income taxes payable                                                  302,305                211,882                  220,955
      Origination and purchase of loans held for sale                  (123,968,784)           (68,923,245)             (66,739,744)
      Principal repayments and sale of loans                            115,563,428             69,612,410               70,317,781
                                                                    -------------------    --------------------     -------------------
          Decrease (increase) in mortgage loans and mortgage-
              backed securities held for sale                            (8,405,356)               689,165                3,578,037
      (Increase) decrease in other financial instruments                  1,098,116                (40,157)                 407,555
      Increase in trading securities                                     (1,891,910)            (2,066,051)                (523,585)
      Increase in securities purchased under agreements to resell        (1,209,564)            (2,673,963)                (359,347)
      Increase in other assets                                           (2,708,588)            (1,706,406)                 (37,673)
      Increase in accounts payable and accrued liabilities                1,314,314                451,883                    6,263
                                                                    -------------------    --------------------     -------------------
        Net cash provided (used) by operating activities                 (8,949,542)            (3,303,645)               3,967,600
                                                                    -------------------    --------------------     -------------------
Cash flows from
investing activities:

   Additions to mortgage servicing rights, net                           (2,395,939)            (1,785,659)              (1,299,909)
   Additions to available-for-sale securities                            (3,044,425)            (1,480,079)              (1,519,545)
   Proceeds from sale of available-for-sale securities                    2,514,241                895,736                   96,200
   Proceeds from sale of securitized service fees                                 -                      -                  197,616
   Acquisition of insurance company                                               -                      -                 (425,000)
   Purchase of property, equipment and leasehold
      improvements, net                                                     (95,806)               (38,721)                (150,537)
   Proceeds from sale of subsidiary                                               -                      -                   21,053
                                                                    -------------------    --------------------     -------------------
        Net cash used by investing activities                            (3,021,929)            (2,408,723)              (3,080,122)
                                                                    -------------------    --------------------     -------------------
Cash flows from financing activities:
   Net increase (decrease) in
      short-term borrowings                                               7,459,625              3,252,032                 (790,117)
   Issuance of long-term debt                                             7,075,800              3,417,237                2,224,354
   Repayment of long-term debt                                           (3,037,551)              (957,050)              (2,288,762)
    Net increase in deposit liabilities                                     675,480                      -                        -
   Issuance of common stock                                                 190,653                119,266                   16,449
   Cash dividends paid                                                      (33,268)               (45,906)                 (45,215)
                                                                    -------------------    --------------------     -------------------
        Net cash provided (used) by financing activities                 12,330,739              5,785,579                 (883,291)
                                                                    -------------------    --------------------     -------------------
Net increase in cash                                                        359,268                 73,211                    4,187
Cash at beginning of period                                                 136,146                 62,935                   58,748
                                                                    -------------------    --------------------     -------------------
Cash at end of period                                                 $     495,414          $     136,146            $      62,935
                                                                    ===================    ====================     ===================
Supplemental cash flow information:
   Cash used to pay interest                                        $     1,469,819        $     1,336,506           $      902,491
   Cash used to pay income taxes                                    $         5,215        $        14,799           $        7,084
Non-cash investing and financing activities:
   Unrealized gain (loss) on available-for-sale securities,
      net of tax                                                    $      (123,782)       $       206,483           $      (13,641)
   Common stock contributed to 401(k) plan                          $         8,685        $         7,878            $       6,996

The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the ten months ended December 31, 2001 and the years ended February 28(29), 2001 and 2000
(Dollar amounts in thousands)

                                                                 Ten Months
                                                                   Ended                Year Ended            Year Ended
                                                                 December 31,           February 28,          February 29,
                                                                     2001                   2001                  2000
                                                                ------------------    ------------------     -----------------

NET EARNINGS                                                          $486,006              $374,153               $410,243

Other comprehensive income, net of tax:
    Unrealized gains (losses) on available for sale
securities:
       Unrealized holding gains (losses) arising
        during the period, before tax                                  (81,066)              361,811                (40,256)
      Income tax (expense) benefit                                      30,464              (131,699)                15,378
                                                                ------------------    ------------------     -----------------
      Unrealized holding gains (losses) arising
        during the period, net of tax                                  (50,602)              230,112                (24,878)
       Less: reclassification adjustment for (gains) losses
         included in net earnings, before tax                         (117,238)              (37,153)                18,182
      Income tax expense (benefit)                                      44,058                13,524                 (6,945)
                                                                ------------------    ------------------     -----------------
      Reclassification adjustment for (gains) losses included
        in net earnings, net of tax                                    (73,180)              (23,629)                11,237
                                                                ------------------    ------------------     -----------------
Other comprehensive  income (loss)                                    (123,782)              206,483                (13,641)
                                                                ------------------    ------------------     -----------------
COMPREHENSIVE INCOME                                                  $362,224              $580,636               $396,602
                                                                ==================    ==================     =================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Countrywide Credit Industries, Inc. (the "Company") is a holding company that, through its principal subsidiary, Countrywide Home Loans, Inc. ("CHL") and other subsidiaries, is engaged in the following business segments.

  Mortgage Banking
  Insurance
  Capital Markets
  Global
  Banking

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Change in Fiscal Year

Effective January 1, 2001, the Company changed its fiscal year end from February 28 to December 31. As a result of the change, the Company’s Consolidated Statement of Earnings, Consolidated Statement of Cash Flows and Consolidated Statement of Comprehensive Income for the period ended December 31, 2001 consist of the ten month period March 1, 2001 through December 31, 2001. Summary comparative data for the ten month period ended December 31, 2000 is presented in Note 4.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the parent and all subsidiaries that are required to be consolidated under generally accepted accounting principles. All material intercompany accounts and transactions have been eliminated.

Financial Statement Reclassifications

Certain amounts reflected in the Consolidated Financial Statements for the years ended February 28(29), 2001 and 2000 have been reclassified to conform to the presentation for the ten months ended December 31, 2001.

Derivative Financial Instruments

The Company uses various financial instruments, including derivative contracts, to manage the interest rate risk related specifically to the Committed Pipeline, mortgage loan inventory, trading securities, mortgage-backed securities (“MBS”) held for sale, mortgage servicing rights (“MSRs”) and other retained interests, as well as a portion of its debt. In addition, the Company uses derivative contracts to manage foreign currency risk related to its foreign currency denominated medium-term notes. Where applicable, the Company applies hedge accounting to the financial instruments.

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

On the date the Company enters into a derivative contract, or at any time during its life, the Company designates the derivative instrument as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current period net earnings. For a cash flow hedge, to the extent that it is an effective hedge, changes in the fair value of the derivative are recorded in other comprehensive income within stockholders’ equity and subsequently reclassified to earnings in the same period(s) that the hedged transaction impacts net earnings. For free-standing derivative instruments, changes in the fair values are reported in current period net earnings.

At the date of adoption, the Company recorded certain transition adjustments as required by FAS 133. There was no impact on net earnings because of such transition adjustments. However, the transition adjustments resulted in the following impact on the Company’s balance sheet (in millions):

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

The Company discontinues hedge accounting prospectively when (1) it determines that a derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) a derivative instrument expires or is sold, terminated, or exercised; or (3) a derivative instrument is de-designated as a hedge instrument. When hedge accounting is discontinued, the derivative instrument will continue to be carried on the balance sheet at its fair value. However, the carrying value of the previously hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative instrument will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued because the hedging instrument is sold or terminated the amount reported in other comprehensive income to the date of sale or termination will continue to be reported in other comprehensive income until the forecasted transaction impacts earnings. In all other situations in which hedge accounting is discontinued, the derivative instrument will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

The Company occasionally purchases or originates financial instruments that contain an embedded derivative instrument. At inception, the Company assesses whether the economic characteristics of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative instrument and the host contract is currently measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.

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

Sales, Securitizations and Servicing of Financial Instruments

The Company securitizes a substantial portion of the mortgage loans it produces and sells those securities on a regular basis in the secondary mortgage market. By-products of those securitizations are certain retained interests, including MSRs, interest-only strips, principal-only securities, and residual securities, which the Company generally holds as long-term investments. The remainder of the loans are sold on a whole loan basis and the associated MSRs are generally retained by the Company.

When sold or securitized, the acquisition cost of the mortgage loans is allocated between the security or loans sold and the retained interests, based on their relative fair values. The reported gain is the difference between the cash proceeds from the sale of the security or loan and its allocated cost.

The determination of fair values of the retained interests at initial recording and on an ongoing basis requires considerable management judgment. Unlike MBS guaranteed by either Fannie Mae, Freddie Mac, or the Government National Mortgage Association (“GNMA”) (collectively, “Agency MBS”), the market value of retained interests is not readily ascertainable with precision because these assets are not actively traded in stand-alone markets. For some MSRs, it is possible to indirectly ascertain approximate market values through observations of the whole-loan mortgage market. Similarly, the market value of some interest-only and principal-only securities can be estimated based upon the observed prices of similar agency securities. The Company uses available market data along with industry convention as well as discounted cash flow models to arrive at the initial fair values of its retained interests.

Once recorded, MSRs and other retained interests are periodically evaluated for impairment. Impairment is defined generally as a reduction in current fair value below carrying value. If MSRs are impaired, the impairment is recognized in current-period earnings. MSR impairment is recorded through a valuation allowance. If the value of MSRs subsequently increases, the valuation allowance can be recovered through a credit to current-period earnings. For purposes of performing its MSR impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type (fixed or adjustable) and note rate. Fixed-rate loans are pooled in interest rate pools of fifty basis points for interest rates between 7% and 10% and single pools for interest above 10% and below 7%. Management periodically reviews the various impairment strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover, net of periodic amortization. When management deems recovery of the value, net of periodic amortization, to be unlikely in the foreseeable future, a permanent impairment write-down of the underlying MSRs to its estimated recoverable value is charged to the valuation allowance.

Generally, for impairment purposes, the Company estimates fair values of its retained interests through use of proprietary zero-volatility cash flow models and prepayment models. The Company has incorporated underlying assumptions it believes other major market participants would use to compute fair values. With regard to MSRs, the Company has incorporated cash flow elements it believes other major market participants would consider to derive the fair value of MSRs. Those cash flows associated with MSRs consist of: net service fees; earnings from escrow balances; late charges; prepayment penalties; cross-sell activities, namely insurance and home equity loans; loan retention benefits; net captive reinsurance premiums; government loan remarketing gains; other miscellaneous fees; servicing operating costs; servicing advance costs, and; foreclosure-related costs.

MSRs are also subject to periodic amortization. The Company computes MSR amortization by applying the ratio of the net MSR cash flows projected for the current period to the estimated total remaining net MSR cash flows. The estimated total remaining net MSR cash flows are determined at the beginning of each reporting period, using prepayment assumptions applicable at that time.

Other retained interests are classified as available-for-sale securities and are carried at estimated fair value in the statement of financial condition.

See Note 8 for further discussion of the assumptions used in the valuation of retained interests.

Mortgage Loans and Mortgage-Backed Securities Held for Sale

Mortgage loans are recorded at the principal amount outstanding net of deferred origination costs and fees and any premiums or discounts. The cost of the Mortgage Loans held for sale is adjusted for the change in fair value of inventory that has been qualified as a fair value hedge. Mortgage loans held for sale are carried at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). Market value is based on quoted market prices.

The Company’s MBS held for sale are recorded at fair value, with the change in fair value during the period included in earnings. The fair value of MBS held for sale is based on quoted market prices of underlying mortgage securities.

Trading Securities

Trading securities consist of financial instruments purchased by the Company’s broker-dealer subsidiary. These financial instruments, including derivative contracts, are recorded at fair value on trade date basis, and gains and losses, both realized and unrealized, are included in Gain on Sale of Loans in the statement of earnings.

Available-for-Sale-Securities

Available for sale securities are measured at fair value. Unrealized gains or losses, net of deferred income taxes, are excluded from earnings and reported as accumulated other comprehensive income, which is a separate component of shareholders’ equity, until realized. Realized gains and losses on sales of securities are computed by the specific identification method at the time of disposition and are recorded in earnings. Unrealized losses that are other-than temporary are recognized in earnings.

The Company has designated certain of its investments in interest-only and principal-only securities, residuals, mortgage backed asset securities, collateralized mortgage obligations, corporate bonds and government securities as available-for-sale securities, which are included in Investments in Other Financial Instruments.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Transactions involving purchases of securities under agreements to resell or sales of securities under agreements to repurchase are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price.

It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or may return collateral pledged when appropriate.

Certain of the Company’s securities lending arrangements include master netting agreements whereby the counterparties are entitled and intend to settle their positions “net.” Where such arrangements are in place, the Company includes the net asset or liability in its balance sheet. At December 31, 2001, no borrowings were offset against securities purchased under agreements to resell under master netting arrangements.

At December 31, 2001, the market value of the collateral received related to securities purchased under agreements to resell was $4,397.4 million, of which $1,224.5 million was re-hypothecated.

Deferred Acquisition Costs

The Company’s insurance subsidiary, Balboa Life and Casualty (“Balboa”), incurs acquisition costs which vary with and are directly related to acquisition of new insurance policies, consisting primarily of commissions, premium taxes, and certain other underwriting costs. These costs are deferred and amortized as the related premiums are earned. Deferred acquisition costs are limited to amounts estimated to be recoverable from the related premiums and anticipated investment income less anticipated losses, loss adjustment expenses, and policy maintenance expenses. Deferred acquisition costs totaling $83.3 million and $60.7 million were included in other assets at December 31 and February 28, 2001, respectively. Amortization of policy acquisition costs totaling $42.0 million, $29.3 million, and $12.5 million were included in other operating expenses for the ten months ended December 31, 2001 and the years ended February 28(29), 2001 and 2000, respectively.

Reserves for Insurance Losses

For Balboa’s property and casualty policies, the reserves for losses and loss adjustment expenses consist of a reserve for the unpaid portion of estimated ultimate losses and loss adjustment expenses on claims reported through the end of the year and a reserve for the estimated losses and loss adjustment expenses relating to incidents incurred but not reported as of the balance sheet date.

For credit life and disability policies, the reserves for losses provide for future claims, estimated based upon statutory standards, on all policies in-force at the end of the year, as well as the present value of amounts not yet due on disability claims. The reserves for policy and contract claims represents the estimated ultimate net cost of all reported and unreported claims incurred through the end of the year except for the present value of amounts not yet due on disability claims which are included in the reserve for life and disability policies.

The reserves for insurance losses are established using statistical analyses and are subject to the effects of trends in claim severity and frequency and other factors. The estimates are continually reviewed and as adjustments to reserves become necessary, such adjustments are reflected in current earnings.

Reinsurance

Balboa enters into reinsurance ceding transactions to allow management to control exposure to potential losses arising from large risks in various areas of exposure, and to provide the companies with increased capacity to insure larger risks. A reinsurance cession occurs when certain risks are transferred, or ceded, to a reinsurer that assumes that risk for a premium. Reinsurance does not legally discharge the Company from primary liability under its policies. If the reinsurer fails to meet its obligations, the Company is still liable for its policy obligations. The Company monitors and evaluates the liquidity and financial strength of its reinsurers to determine their ability to fulfill obligations assumed by them under the reinsurance contracts.

Collateral

The Company continues to report assets it has pledged as collateral in secured borrowings and other arrangements when the secured party cannot sell or repledge the assets or the Company can substitute collateral or otherwise redeem it on short notice.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method. Renovations and improvements that add utility or significantly extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.

Capitalized Software Costs

Internal software development costs are capitalized to the extent of external direct costs of materials and services consumed in developing or obtaining internal-use computer software and salary costs relating to the respective employees’ time spent on the software project during the application development stage. Internally developed software is amortized over six years using the straight-line method.

Loan Origination Fees

Loan origination fees, as well as discount points and certain direct origination costs are initially recorded as an adjustment of the cost of the loan and reflected in earnings when the loan is sold for mortgage loans and mortgage-backed securities held for sale, and are amortized to interest income using the interest method for loans held for investment.

Gains and Losses from Sale of Loans

The Company sells whole loans and pools loans into securities for sale. Gains and losses arising from the sales of these loans are determined on the specific identification method, and reflect the amount that sales proceeds exceed or are less than the carrying value of the loans sold adjusted for any interests that Countrywide retains. As discussed under the preceding caption, “Sales, Securitizations and Servicing of Financial Instruments,” to the extent that Countrywide retains an interest in the loans sold, the cost assigned to the retained interest is allocated based on the fair value of the retained interest in relation to all of the interests created in the sale or securitization transaction.

Interest Income Recognition

Interest income is accrued as earned. Loans are placed on non-accrual status when any portion of principal or interest is ninety days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Loan Servicing Fees

Loan servicing fees represents fees earned, net of guarantee fees, for servicing residential mortgage loans for investors and related ancillary revenue, including late charges and prepayment penalties. Servicing fees are recognized as earned. Accrued servicing fees relating to loans which are delinquent more than sixty days is reversed in the statement of earnings.

Insurance Premiums

Property and casualty and credit life and disability premiums are earned over the term of the policies on a pro rata basis for all products except for Guaranteed Auto Protection (“GAP”), which provides coverage for leased automobiles’ residual value, and lender-placed insurance. For GAP insurance, revenue recognition is correlated to the exposure and accelerated over the life of the contract. For lender-placed insurance, earnings are “slowed,” or earned later in the life of the policy, due to high cancellation rates experienced early in the life of the policy. Premiums applicable to the unexpired term of policies in-force are recorded as unearned premiums.

Advertising Costs

The Company charges to expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefits. Advertising expense was $37.9 million, $55.5 million and $53.5 million for the ten months ended December 31, 2001 and years ended February 28(29), 2001, and 2000, respectively.

Stock-Based Compensation

The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock-based compensation to employees under the accounting methods prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company recognizes compensation cost related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Disclosure of stock-based compensation as required by FAS 123 is presented in Note 17.

Income Taxes

The Company utilizes an asset and liability approach in its accounting for income taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities.

Implementation of New Accounting Standards

In November 1999, the Emerging Issues Task Force (“EITF”) released Issue No. 99-20, titled “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 is effective for quarters beginning after March 15, 2001. Under the guidelines of EITF 99-20, the accounting treatment of interest income and impairment of beneficial interests in securitization transactions is modified such that beneficial interests which are determined to have an other-than temporary impairment are required to be written down to fair value with a corresponding impairment charge to earnings. The Company adopted EITF 99-20 for the fiscal quarter ended August 31, 2001 and there was no material impact at adoption on the Company’s financial statements.

In September 2000, the FASB issued Statement No. 140 (“FAS 140”), “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which replaces Statement No. 125 (of the same title). FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125‘s provisions. The collateral and disclosure provisions of FAS 140 were included in the February 28, 2001 financial statements. All other provisions of this Statement were adopted on April 1, 2001, as required by the statement. The adoption of this statement did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards

During June of 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

FAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, provides specific guidance on how to identify the accounting acquirer in a business combination, provides specific criteria for recognizing intangible assets apart from goodwill and requires additional financial statement disclosures regarding business combinations. FAS 141 will impact the Company’s accounting for any business combinations it may enter into in the future. However, FAS 141‘s adoption did not have an impact on the Company’s present financial condition or results of operations.

FAS 142 addresses the accounting for goodwill and other intangible assets after their initial recognition. FAS 142 changes the accounting for goodwill and other intangible assets by replacing periodic amortization of the asset with an annual test of impairment of goodwill at either the reporting segment level or one level below, providing for similar accounting treatment for intangible assets deemed to have an indefinite life. Assets with finite lives will be amortized over their useful lives. FAS 142 also provides for additional financial statement disclosures about goodwill and intangible assets. The provisions of FAS 142 are applicable to the Company in the year ending December 31, 2002. The Company has insignificant levels of goodwill and intangible assets and the adoption of FAS 142 is not expected to have a material impact on the Company’s financial condition or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, FAS 144 changes the scope and certain measurement requirements of existing accounting guidance. FAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined using net earnings divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The following table presents basic and diluted EPS for the ten months ended December 31, 2001 and for the years ended February 28(29), 2001 and 2000:

---------------------------- ----------------------------------- --- ------------------------------------------------------------------------------
                             Ten Months Ended December 31,
                                          2001                                              Year Ended February 28(29),
                                                                                    2001                                     2000
                             ---------- ------------ -----------     ------------ ---------- -----------    ------------ ------------- ------------
(Amounts in thousands,       Net                     Per-Share           Net                 Per-Share          Net                     Per-Share
except per share data)       Earnings                  Amount         Earnings    Shares       Amount        Earnings       Shares       Amount
                                        Shares
----------------------------            ------------ -----------                  ---------- -----------                 ------------- ------------
                             ----------                              ------------                           ------------
Net earnings                   $486,006                                  $374,153                              $410,243
                             ==========                              ============                           ============

Basic EPS
Net earnings available to
common shareholders          $486,006       120,339       $4.04          $374,153   114,932       $3.26        $410,243       113,083        $3.63

Effect of Dilutive Stock
Options                          -            4,454                       -           4,103                      -              3,605
                             ---------- ------------                 ------------ ----------                ------------ -------------

Diluted EPS
Net earnings available to
common shareholders          $486,006       124,793       $3.89          $374,153   119,035       $3.14        $410,243       116,688        $3.52
                             ========== ============                 ============ ==========                ============ =============

---------------------------- ---------- ------------ ----------- --- ------------ ---------- ----------- -- ------------ ------------- ------------

During the ten months ended December 31, 2001 and the years ended February 28 (29), 2001 and 2000, options to purchase 1.3 million shares, 3.3 million shares and 3.2 million shares, respectively, were outstanding but not included in the computation of EPS because they were anti-dilutive. As more fully discussed in Note 12, the Company has outstanding debentures convertible into common stock of the Company reaching certain specified levels, or if the credit ratings of the debentures drops below investment grade. At December 31, 2001, none of the conditions providing for conversion of the debentures had been met.

NOTE 4 – TRANSITION PERIOD COMPARATIVE DATA

Effective December 31, 2001, the Company changed its fiscal year from February 28 to December 31. Information for the current period is representative of the ten months beginning March 1, 2001 through December 31, 2001.

The following table presents certain financial information for the ten months ended December 31, 2001 and 2000, respectively:

---------------------------------------------------- ---------------------------------------------------------
                                                                                               (Unaudited)
    (Amounts in thousands,                           Ten months ended December           Ten months ended
     except per share data)                                   31, 2001                   December 31, 2000
---------------------------------------------------- --------------------------- --- -------------------------
    Revenues                                                   $2,635,681                      $1,643,308
    Expenses                                                    1,847,062                       1,218,423
                                                     ---------------------------     -------------------------
    Earnings before income taxes                                  788,619                         424,885
    Provision for income taxes                                    302,613                         153,200
                                                     ---------------------------     -------------------------
    Net earnings                                              $   486,006                     $   271,685
                                                     ===========================     =========================

    Earnings per share:
        Basic                                                      $4.04                           $2.37
        Diluted                                                    $3.89                           $2.30

    Weighted average common shares outstanding:
        Basic                                                     120,339                         114,495
        Diluted                                                   124,793                         118,317

---------------------------------------------------- --------------------------- --- -------------------------

NOTE 5 – TRADING SECURITES

Trading securities as of December 31, 2001 and February 28, 2001 includes the following:

 ----------------------------------------------------------------------------------------------------------------------

     (Dollar amounts in thousands)                                 December 31, 2001              February 28, 2001
 --------------------------------------------------------- --- -------------------------- --- -------------------------

      Mortgage-backed securities (fixed rate)                            $4,785,644                    $3,160,598
      Collateralized mortgage obligations                                   472,847                       457,768
      Mortgage-backed securities (adjustable rate)                          333,913                       102,505
      Agency debentures                                                     283,170                       246,379
      Other                                                                  66,418                        82,832
                                                               --------------------------     -------------------------
                                                                         $5,941,992                    $4,050,082
                                                               ==========================     =========================

 --------------------------------------------------------- --- -------------------------- --- -------------------------

NOTE 6 – MORTGAGE SERVICING RIGHTS

The activity in mortgage servicing rights for the ten months ended December 31, 2001 and for the years ended February 28(29), 2001 and 2000 is as follows:

 --------------------------------------------------- ----- ---------------------------------------------------------------------------------
                                                               Ten Months Ended                      Year Ended February 28(29)
 (Dollar amounts in thousands)                                December 31, 2001                      2001                    2000
 --------------------------------------------------- ----- -----------------------------       ---------------------    --------------------
 Mortgage Servicing Rights
     Balance at beginning of period                                   $5,876,121                   $5,420,239               $4,591,191
     Additions, net                                                    2,395,939                    1,785,659                1,299,909
     Securitization and sale of service fees                                   -                            -                 (218,770)
     Scheduled amortization                                             (805,533)                    (518,199)                (459,308)
      Change in fair value attributable    to
         hedged risk                                                    (384,692)                           -                        -
     Hedge losses (gains) applied                                              -                     (811,578)                 207,217
      Application of valuation allowance to
            permanently impaired MSRs                                    (30,273)                           -                        -
                                                           -----------------------------       ---------------------    --------------------
     Balance before valuation allowance
            at end of period                                           7,051,562                    5,876,121                5,420,239
                                                           -----------------------------       ---------------------    --------------------

 Reserve for Impairment of Mortgage
     Servicing Rights
     Balance at beginning of period                                     (108,373)                     (23,762)                 (94,752)
     Reductions (additions)                                             (857,380)                     (84,611)                  70,990
      Application of valuation allowance to
            permanently impaired MSRs                                     30,273                            -                        -
                                                           -----------------------------       ---------------------    --------------------
     Balance at end of period                                                                        (108,373)                 (23,762)
                                                                        (935,480)
                                                           -----------------------------       ---------------------    --------------------
     Mortgage Servicing Rights, net                                     $6,116,082                 $5,767,748               $5,396,477
                                                           =============================       =====================    ====================

 ------------------------------------------------------ ----- ----------------------------- ----- --------------------- -- -----------------

The estimated fair value of mortgage servicing rights was $6.1 billion, $5.8 billion and $5.7 billion as of December 31, 2001, February 28, 2001, and February 29, 2000, respectively. The Company estimates fair value of the MSRs through use of proprietary zero-volatility cash models and prepayment models. The Company has incorporated cash flow elements it believes other major market participants would consider to derive the fair value of MSRs. Those cash flows associated with MSRs consist of: net service fees; earnings from escrow balances; late charges; prepayment penalties; cross-sell activities, namely insurance and home equity loans; loan retention benefits; net captive reinsurance premiums; government loan remarketing gains; other miscellaneous fees; servicing operating costs; servicing advance costs, and; foreclosure-related costs. See Note 8 for further discussion.

NOTE 7 – INVESTMENTS IN OTHER FINANCIAL INSTRUMENTS

Investments in other financial instruments as of December 31, 2001 and February 28, 2001 include the following:

 ------------------------------------------------------------------------------------------------------------------------

     (Dollar amounts in thousands)                                   December 31, 2001              February 28, 2001
 --------------------------------------------------------------- --------------------------- -- -------------------------
 Servicing hedge instruments:
    Principal-only securities                                              $840,062                      $1,348,994
    Derivative instruments                                                  256,129                       1,058,805
                                                                 ---------------------------    -------------------------
       Total Servicing hedge instruments                                  1,096,191                       2,407,799
 Other interests retained in securitization:
    Sub-prime AAA interest-only securities                                  493,009                         173,189
    Interest-only and principal-only securities                             220,852                         212,506
    Home Equity Line of Credit residuals                                    150,802                         250,066
    Home Equity Line of Credit transferor's interest                        139,468                         122,776
    Sub-prime residuals                                                     122,000                         390,732
    Other                                                                    58,461                          52,824
                                                                 ---------------------------    -------------------------
       Total other interests retained in securitizations                  1,184,592                       1,202,093
 Insurance and Banking segments' investment portfolios:
    Mortgage-backed securities                                              578,737                         175,532
    Collateralized mortgage obligations                                     300,219                               -
    U.S Treasury securities and obligations of United States
          Government corporations and agencies                              165,192                          69,984
    Corporate securities                                                     99,595                         197,524
    Other                                                                    14,339                         107,382
                                                                 ---------------------------    -------------------------
         Grand Total                                                     $3,438,865                      $4,160,314
                                                                 ===========================    =========================

 --------------------------------------------------------------- --------------------------- -- -------------------------

With the exception of the derivative instruments, all the above listed securities are classified as available-for-sale.

Amortized cost and fair value of available-for-sale securities as of December 31, 2001 and February 28, 2001 are as follows:

 ------------------------------------------ ---------------- --- ------------------------------------------ -- -------------------
                                                                           December 31, 2001
                                            ---------------- --- ------------------------------------------ -- -------------------
                                                                        Gross                  Gross
                                               Amortized             Unrealized             Unrealized                Fair
 (Dollar amounts in thousands)                    Cost                  Gains                 Losses                  Value
 ------------------------------------------ ---------------- --- ------------------- -- ------------------- -- -------------------

      Other interests retained in
         securitization                          $1,078,745             $105,902                   ($55)             $1,184,592
      Principal only securities                     852,174                  6,767              (18,879)               840,062
      Mortgage-backed securities                    578,341                4,409                 (4,013)                578,737
      Collateralized mortgage obligations
                                                    300,828                  301                   (910)                300,219
      U.S Treasury securities     and
         obligations of United States
         Government corporations and
         agencies                                   167,040                2,140                 (3,988)                165,192
      Corporate securities                           94,131                6,936                 (1,472)                 99,595
        Other                                        13,726                  613                      -                  14,339
                                            ----------------     -------------------    -------------------    -------------------
                                                 $3,084,985             $127,068               ($29,317)            $3,182,736
                                            ================     ===================    ===================    ===================

 ------------------------------------------ ---------------- --- ------------------- -- ------------------- -- -------------------

 --------------------------------------- ------------------- --- ------------------------------------------ -- -------------------
                                                                           February 28, 2001
                                         ------------------- --- ------------------------------------------ -- -------------------
                                                                        Gross                  Gross
                                              Amortized              Unrealized             Unrealized                Fair
 (Dollar amounts in thousands)                  Cost                    Gains                 Losses                  Value
 --------------------------------------- ------------------- --- ------------------- -- ------------------- -- -------------------

      Other interests retained in
         securitization                       $1,108,557                $107,627               ($14,091)            $1,202,093
      Principal only securities                1,190,281                 159,318                   (605)             1,348,994
      Mortgage-backed securities
                                                 167,845                   7,687                      -                175,532
      U.S Treasury securities     and
         obligations of United States
         Government corporations and
         agencies
                                                  68,674                   1,551                   (241)                69,984
      Corporate securities                       189,515                  10,966                 (2,957)               197,524
        Other                                    105,948                   1,434                      -                107,382
                                         -------------------     -------------------    -------------------    -------------------
                                              $2,830,820                $288,583               ($17,894)            $3,101,509
                                         ===================     ===================    ===================    ===================

 --------------------------------------- ------------------- --- ------------------- -- ------------------- -- -------------------

Gross gains and losses realized on the sales of available-for-sale securities are as follows:

 ------------------------------------------ ------------------------- --- --------------------------------------------- --------

                                                Ten Months Ended           Year Ended February 28,      Year Ended February 29,
                                                December 31, 2001                   2001                         2000
 (Dollar amounts in thousands)
 ------------------------------------------ ------------------------- --- ------------------------- -- -------------------------

 Other interests retained in
   securitization:
      Gross realized gains                           $141                             -                             $11,533
      Gross realized losses                          (248)                        ($789)                             -
                                            -------------------------     -------------------------    -------------------------
         Net                                        ($107)                        ($789)                            $11,533
                                            =========================     =========================    =========================

 Principal-only securities:
      Gross realized gains                         $250,322                       $51,788                           $366
      Gross realized losses                               -                             -                            -
                                            -------------------------     -------------------------    -------------------------
         Net                                       $250,322                       $51,788                           $366
                                            =========================     =========================    =========================

 Fixed maturities:
      Gross realized gains                          $16,162                               -                         $5
      Gross realized losses                            (866)                        ($128)                      (1,283)
                                            -------------------------     -------------------------    -------------------------
         Net                                        $15,296                         ($128)                     ($1,278)
                                            =========================     =========================    =========================

 Equity securities:
      Gross realized gains                             $785                        $6,094                         $432
      Gross realized losses                             (50)                            -                            -
                                            -------------------------     -------------------------    -------------------------
         Net                                           $735                        $6,094                         $432
                                            =========================     =========================    =========================

 ------------------------------------------ ------------------------- --- ------------------------- -- -------------------------

NOTE 8 – SECURITIZATIONS

The Company routinely originates, securitizes and sells mortgage loans into the secondary mortgage market. As a result of this process, the Company typically retains the MSRs and may retain interest-only strips, principal-only securities and one or more subordinated interests. In general, conventional securitizations are structured without recourse to the Company. Government loans serviced by the Company are insured by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Affairs. The Company is exposed to credit losses to the extent that the partial guarantee provided by the Department of Veterans Affairs is inadequate to cover the total credit losses incurred. The Company may retain primary credit risk on the home equity and sub-prime loans it securitizes through retention of a subordinated interest or through a corporate guarantee of losses up to a negotiated maximum amount. In general, there are no restrictions on the Company’s retained interests. While the Company does not primarily retain credit risk on the prime quality, first lien mortgage loans it sells, it does have potential liability under representations and warranties it makes to purchasers and insurers of the loans. The Company recognized gains of $849.9 million from sales of financial assets in securitizations in the ten month period ended December 31, 2001.

Key economic assumptions used in determining the fair value of MSRs at the time of securitization are as follows.

------------------------------------------------------------------- -----------------------------------------------------------

                                                                    Ten months ended December        Year ended February 28,
                                                                             31, 2001                         2001
------------------------------------------------------------------- --------------------------- --- --------------------------

    Weighted-average life (in years)                                              7.6                            8.2

    Weighted-average prepayment speed (annual rate)                             11.8%                          11.0%

    Weighted-average discount rate (annual rate)                                10.9%                          10.3%

    Weighted-average anticipated credit losses                                  0.01%                          0.01%

------------------------------------------------------------------- --------------------------- --- --------------------------

Key economic assumptions used in determining the fair value of other retained interests at the time of securitization are as follows:

------------------------------------------------------------------- ----------------------------------------------------------

                                                                    Ten months ended December        Year ended February 28,
                                                                             31, 2001                         2001
------------------------------------------------------------------- --------------------------- --- --------------------------

    Weighted-average life (in years)                                              3.9                            4.1

    Weighted-average prepayment speed (annual rate)                             26.1%                          24.3%

    Weighted-average discount rate (annual rate)                                14.6%                          15.4%

    Weighted-average anticipated credit losses                                   0.5%                           2.5%

------------------------------------------------------------------- --------------------------- --- --------------------------

The following table summarizes cash flows between the Company and securitization special purpose entities:

------------------------------------------------------------------------- ----------------------------------------------------------

(Dollar amounts in thousands)                                              Ten months ended December        Year ended February 28,
                                                                                   31, 2001                          2001
------------------------------------------------------------------------- ---------------------------- --- -------------------------

    Proceeds from new securitizations                                              $103,829,423                      $60,494,596

    Proceeds from collections reinvested in securitizations                            $606,017                         $707,460

    Service fees received                                                              $811,488                         $821,836

    Purchases of delinquent loans                                                   ($4,303,894)                     ($2,610,563)

    Servicing advances                                                                ($880,301)                       ($468,602)

    Repayment of servicing advances                                                    $755,175                         $405,097

    Other cash flows received on retained interests (a)                                $617,205                         $295,698

------------------------------------------------------------------------- ---------------------------- --- -------------------------
(a)	Represents cash flows received on retained interests other than servicing fees.

Key economic assumptions used in subsequently measuring the fair value of the Company’s mortgage servicing rights at December 31 and February 28, 2001, and the effect on the fair value of those mortgage servicing rights from adverse changes in those assumptions are as follows:

------------------------------------------------------------- -------------------------------------------------------

(Dollar amounts in thousands)
                                                                  December 31, 2001             February 28, 2001
------------------------------------------------------------- -------------------------- -- -------------------------

Fair value of mortgage servicing rights                                  $6,116,082                   $5,834,058

Weighted-average life (in years)                                                5.9                          6.1

WEIGHTED-AVERAGE Prepayment speed (annual rate)                               17.2%                        16.1%

Impact of 10% adverse change                                               $230,304                     $263,080

Impact of 20% adverse change                                               $441,858                     $500,464

WEIGHTED-AVERAGE Discount rate (annual rate)                                  11.1%                         9.8%

Impact of 10% adverse change                                               $245,260                     $209,159

Impact of 20% adverse change                                               $472,130                     $404,732

WEIGHTED-AVERAGE LIFETIME CREDIT LOSSES                                       0.02%                        0.02%

Impact of 10% adverse change                                                $16,515                       $3,082

Impact of 20% adverse change                                                $34,604                       $6,163

------------------------------------------------------------- -------------------------- -- -------------------------

Key economic assumptions used in subsequently measuring the fair value of the Company’s other interests retained in securitization at December 31 and February 28, 2001, and the effect on the fair value of those other retained interests from adverse changes in those assumptions are as follows:

------------------------------------------------------ --------------------------------------------------------

(Dollar amounts in thousands)
                                                           December 31, 2001             February 28, 2001
------------------------------------------------------ -------------------------- -- --------------------------

Fair value of other retained interests                            $1,184,592                    $1,202,093

Weighted-average life (in years)                                         3.3                           4.4

WEIGHTED-AVERAGE Prepayment speed (annual rate)                        28.2%                         23.3%

Impact of 10% adverse change                                         $69,513                       $62,058

Impact of 20% adverse change                                        $130,807                      $113,446

WEIGHTED-AVERAGE Discount rate (annual rate)                           15.2%                         16.6%

Impact of 10% adverse change                                         $20,139                       $30,728

Impact of 20% adverse change                                         $39,105                       $59,179

WEIGHTED-AVERAGE LIFETIME CREDIT LOSSES                                 3.0%                          3.3%

Impact of 10% adverse change                                         $25,280                       $18,223

Impact of 20% adverse change                                         $50,560                       $35,423

------------------------------------------------------ -------------------------- -- --------------------------

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in individual assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in the above table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in credit losses), which might magnify or counteract the sensitivities.

The Company reviews all major assumptions periodically using the most recent empirical and market data available and makes adjustments where warranted.

The following table presents information about delinquencies and components of subprime and home equity loans for which the Company has retained some level of credit risk.

------------------------------------------------------------------------------------------------------------------

    (Dollar amounts in thousands)                           December 31, 2001               February 28, 2001
----------------------------------------------------------------------------------- --- --------------------------

    Subprime and Home Equity loans:
        Total principal amount                                   $13,951,181                   $11,695,059
                                                        ===========================     ==========================
        Principal amount 60 days or more past due                   $668,479                      $441,129
                                                        ===========================     ==========================

    Comprised of:
        Assets sold                                              $10,259,509                   $11,510,760
        Assets held for sale                                       3,691,672                       184,299
                                                        ---------------------------     --------------------------
                                                                 $13,951,181                   $11,695,059
                                                        ===========================     ==========================

----------------------------------------------------------------------------------- --- --------------------------

The Company incurred credit losses of $30.2 million and $23.1 million related to the assets above during the ten month period ended December 31, 2001 and the year ended February 28, 2001, respectively.

NOTE 9 – FINANCIAL INSTRUMENTS

Derivative Financial Instruments

The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its Loan Production Sector with its Loan Servicing Sector, which are counter cyclical in nature. In addition, the Company utilizes various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its Committed Pipeline, mortgage loan inventory, trading securities, MBS held for sale, MSRs, and other retained interests as well as a portion of its debt. The overall objective of the Company’s interest rate risk management policies is to reduce the impact on reported earnings caused by changes in the values of these items resulting from changes in interest rates.

The Company uses a variety of derivative financial instruments to manage interest-rate risk. These instruments include interest rate floors, MBS mandatory forward sale and purchase commitments, options to sell or buy MBS, treasury futures and eurodollar rate futures and options thereon, interest rate caps, capped swaps, swaptions, interest rate futures and interest rate swaps. These instruments involve, to varying degrees, elements of interest rate and credit risk. The Company manages foreign currency exchange rate risk with foreign currency swaps.

The Company has exposure to credit loss in the event of nonperformance by the counterparties to the various over-the-counter instruments. The Company manages this credit risk by selecting only well established, financially strong counterparties, spreading the credit risk among many such counterparties, and by placing contractual limits on the amount of unsecured credit risk from any one counterparty. The Company’s exposure to credit risk in the event of default by a counterparty is the current cost of replacing the contracts net of any available margins retained by the Company, a custodian or the Mortgage-Backed Securities Clearing Corporation, which is an independent clearing agent.

The total amount of counterparty credit exposure as of December 31, 2001, before and after applicable margin accounts held, is as follows:

        -------------------------------------------------------------------------- ------------------------------
        (Dollar amounts in millions)                                                        December 31, 2001
        -------------------------------------------------------------------------- ------------------------------

                        Total credit exposure before margin accounts held                         $489.4
                          Less: margin accounts held                                               (13.7)
                                                                                          ----------------------
                          Net unsecured credit exposure                                           $475.7
                                                                                          ======================

        --------------------------------------------------------------------------------- ----------------------

Hedge of Committed Pipeline and Mortgage Loan Inventory

As of December 31, 2001, the Company had $10.4 billion of closed mortgage loans and MBS held in inventory, including $5.8 billion fixed-rate and $4.6 billion adjustable-rate (the “Inventory”). In addition, as of December 31, 2001, the Company had short-term rate and point commitments amounting to approximately $10.8 billion (comprised of $8.6 billion fixed-rate and $2.2 billion adjustable-rate) related to mortgage loan applications in process and an additional $1.4 billion (comprised of $1.3 billion fixed-rate and $0.1 billion adjustable-rate) like commitments subject to property identification and borrower qualification (together the “Committed Pipeline”). Substantially all of these commitments are for periods of 60 days or less. (After funding and sale of the mortgage loans, the Company’s exposure to credit loss in the event of nonperformance by the mortgagor is limited as described in Note 24).

To moderate the risk that a change in interest rates will result in a decline in the value of the Company’s Committed Pipeline or Inventory, the Company enters into hedging transactions. The Inventory is hedged with forward contracts for the sale of loans and net sales of MBS, including options to sell MBS where the Company can exercise the option on or before the anticipated settlement date of the MBS. A significant portion of the inventory hedge is designed as a fair value hedge under FAS 133. For the ten months ended December 31, 2001, the Company recognized a pre-tax gain of $4.9 million, representing the ineffective portion of such fair value hedges of Inventory. This amount is included in gain on sale of loans in the statement of earnings.

The Committed Pipeline, which is comprised of interest rate lock commitments issued on residential mortgage loans to be held for sale, is considered a portfolio of derivative instruments. The Committed Pipeline and the associated free-standing derivative instruments are marked to fair value and recorded as a component of gain on sale of loans in the statement of earnings. The Company’s hedging policies require that substantially all of the Committed Pipeline be hedged with a combination of options for the purchase and sale of MBS and treasury futures and forward contracts for the sale of MBS. As of December 31, 2001, the notional amount of options to purchase and sell MBS aggregated $0.3 billion and $0.1 billion, respectively. In addition, as of December 31, 2001, the notional amount of options to purchase and sell treasury futures aggregated $3.3 billion and $1.4 billion, respectively. The Company had net forward contracts to sell MBS that amounted to $15.6 billion (including forward contracts to sell MBS of $33.1 billion and to purchase MBS of $17.5 billion). The MBS that are to be delivered under these contracts and options are either fixed or adjustable-rate, and generally correspond with the composition of the Company’s Inventory and Committed Pipeline.

The Company is generally not exposed to significant losses nor will it realize significant gains related to its Inventory or Committed Pipeline due to changes in interest rates, net of gains or losses on associated hedge positions. The correlation between the Inventory, the Committed Pipeline and the associated hedge instruments is very high due to their similarity. However, the Company is exposed to the risk that the actual closings in the Committed Pipeline may deviate from the estimated closings for a given change in interest rates. Although mortgage rates are the primary determinant, actual loan closings from the Committed Pipeline are influenced by many factors, including the composition of the Committed Pipeline and remaining commitment periods. The Company’s estimated closings are primarily based on recent empirical data.

Servicing Hedge

The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge.

--------------------------------- ------------------------ ----------------------- ---------------------- -------------------------
(Dollar amounts in millions)             Balance,                                                                 Balance,
                                       February 28,                                    Dispositions/            December 31,
                                           2001                  Additions              Expirations                 2001
--------------------------------- ------------------------ ----------------------- ---------------------- -------------------------

Interest Rate Floors                       $32,000                        -                 (18,500)               $13,500
Long Call Options on
  Interest Rate Futures                     $4,600                  355,145                (297,835)               $61,910
Long Put Options on
  Interest Rate Futures                          -                  123,765                 (23,765)              $100,000
Long Call Options on MBS                    $6,061                        -                  (6,061)                     -
Interest Rate Swaps                         $1,500                    9,500                  (9,500)                $1,500
Interest Rate Caps                          $2,500                        -                    (200)                $2,300
Swaptions                                  $42,250                   19,000                 (52,250)                $9,000

--------------------------------- ------------------------ ----------------------- ---------------------- -------------------------

The Servicing Hedge is intended to reduce the impact on reported earnings due to impairment of the Company’s investment in MSRs and other retained interests that generally results from a decline in interest rates. Should interest rates increase, the value of the MSRs is expected to increase while the value of the Servicing Hedge is expected to decline. With respect to the floors, options on interest rate futures and MBS, interest rate caps and Swaptions, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. With respect to the interest rate swap contracts entered into by the Company as of December 31, 2001, the Company estimates that its maximum exposure to loss over the contractual terms is $0.4 million.

At times during the ten months ended December 31, 2001, a portion of the Servicing Hedge was designed to qualify as a fair value hedge under FAS 133. The Company has recognized in earnings for the ten months ended December 31, 2001, a gain of $14 million, which represents the amount of the hedge ineffectiveness for the portion of hedge that qualified as a fair value hedge under SFAS 133. There is no portion of the hedging instruments’ gain or loss that is excluded from the assessment of hedge effectiveness.

Interest Rate Swaps

As of December 31, 2001, CHL had interest rate swap contracts related to its debt, in addition to those included in the Servicing Hedge.

CHL enters into contracts which enable it to convert a portion of its fixed-rate debt to United States dollar LIBOR-based floating-rate debt (notional amount $2.9 billion) and to enable CHL to convert a portion of its foreign currency denominated fixed rate medium-term notes to United States dollar LIBOR-based floating-rate debt (notional amount $0.6 billion). These transactions are designed as fair value hedges under FAS 133. For the ten months ended December 31, 2001, the Company recognized a pre-tax gain of $2.4 million, representing the ineffective portion of such fair value hedges of debt. This amount is included in interest charges in the statement of earnings.

In addition, CHL enters into contracts which enable it to convert a portion of its floating-rate debt to fixed-rate debt (notional amount of $1.5 billion) and to convert a portion of its foreign currency denominated fixed-rate debt to United States dollar fixed-rate debt (notional amount of $0.6 billion). These transactions are designed as cash flow hedges under FAS 133. For the ten months ended December 31, 2001, the Company recognized a pre-tax loss of $0.4 million, representing the ineffective portion of such cash flow hedges. As of December 31, 2001, deferred net gains or losses on derivative instruments included in other comprehensive income that are expected to be reclassified as earnings during the next twelve months are not expected to be material.

CHL also enters contracts that enable it to convert a portion of its medium-term note borrowings from one floating-rate index to another (notional amount $0.6 billion).

Payments on interest rate swaps are based on a specified notional amount. In connection with certain fair value hedges, the Company has entered into Swaps in which the rate received is fixed and the rate paid is adjustable and is indexed to LIBOR (“Receiver Swap”). In connection with certain cash flow hedges, the Company has entered into Swaps in which the rate paid is fixed and the rate received is adjustable and is indexed to LIBOR (“Payer Swap”).

The following summarizes the average interest rates on the swaps as of December 31, 2001:

              ------------------------------- ----------------------------------------- -----------

                                                   Fixed Rate                   Floating Rate
              ------------------------------- ----------------------- - ---------------------------

              Receiver swaps                             4.70%                          2.71%

              Payer swaps                                4.68%                          3.26%

              ------------------------------- ----------------------- - ---------------------------

Payments are due periodically through the termination date of each contract. The agreements expire between January 2002 and October 2019.

Broker-Dealer Financial Instruments

Countrywide Securities Corporation (“CSC”) utilizes a variety of financial instruments including derivative contracts to manage interest-rate risk. The following summarizes the notional amounts of the derivative contracts included in CSC’s trading portfolio, as well as the fair value of the related assets and liabilities at December 31, 2001, and the average fair value of the related assets and liabilities for the ten months ended December 31, 2001:

            ---------------------------------------- -------------------- --- ---------------- --- -----------------
            (Dollar amounts in thousands                  Notional                                   Average Fair
                                                           Amount               Fair Value              Value
            ---------------------------------------- -------------------- --- ---------------- --- -----------------

            Forward contracts to sell MBS                 $11,795,716               ($70,401)               $859
            Forward contracts to purchase MBS              $6,435,839               ($19,781)             $5,780
            Futures contracts                              $6,130,000                 $1,814             ($1,419)
            Interest rate swap contracts                     $305,000                ($3,267)              ($205)
            Swaptions                                         $20,000                 $1,204              $1,192

            ---------------------------------------- -------------------- --- ---------------- --- -----------------

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments as of December 31, 2001 and February 28, 2001 is made by the Company using available market information and appropriate valuation methods. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

  --------------------------------------------------------- ------------------------------------ --- ------------------------------------

                                                                     December 31, 2001                        February 28, 2001

                                                                Carrying            Estimated           Carrying            Estimated
  (Dollar amounts in thousands)                                  Amount            fair value            amount             fair value
  --------------------------------------------------------- ----------------- --- -------------- --- ---------------- --- ---------------
  Assets:
      Mortgage loans and mortgage-backed securities
          held for sale                                       $10,369,374           $10,369,374         $1,964,018           $1,964,018
        Trading securities                                      5,941,922             5,941,922          4,050,082            4,050,082
             Securities   purchased  under  agreements  to      4,319,120             4,319,120          3,109,556            3,109,556
  resell
      Items included in investments in other
           financial instruments:
           Principal-only securities                             840,062              840,062            1,348,994            1,348,994
           Other interests retained in securitizations        1,184,592            1,184,592             1,202,093            1,202,093
          Mortgage-backed securities                             578,737              578,737              175,532              175,532
          Collateralized mortgage obligations                    300,219              300,219                    -                    -
          U.S Treasury securities and obligations of
             United States government corporations and
             agencies                                            165,192             165,192                69,984               69,984
          Corporate securities                                     99,595              99,595              197,524              197,524
          Other financial instruments                              14,339              14,339              107,382              107,382
      Items included in other assets:
           Rewarehoused FHA and VA loans                        1,726,569             1,726,569            790,876              790,876
          Loans held for investment                               683,521               683,521            269,942              269,942
          Receivables related to broker-dealer activities         273,270               273,270            318,739              318,739

  Liabilities:
      Notes payable                                            16,549,999            16,592,340         11,402,791           11,159,777
      Securities sold under agreements to repurchase            9,452,852             9,452,852          3,541,230            3,541,230
      Securities sold not yet purchased                           280,506               280,506            260,151              260,151
      Corporate guarantees                                        101,838               101,838             56,312               56,312

  Company-obligated mandatorily redeemable
      Capital trust pass-through securities of
      Subsidiary trusts holding solely Company
        Guaranteed          related           subordinated        500,000               543,066            500,000              521,929
  debt

  Derivatives:
      Interest rate floors                                         83,568                83,568            349,002              343,151
      Forward contracts on MBS                                    180,750               180,750             (8,673)             (40,312)
      Options on MBS                                               18,062                18,062             78,386               54,759
      Options on interest rate futures                             66,076                66,076              7,660                6,625
      Interest rate caps                                            2,818                 2,818             15,216                2,310
      Swaptions                                                   119,801               119,801            644,181              590,906
      Interest rate swaps                                        (240,785)             (240,785)            (3,682)            (110,852)
      Futures                                                        (494)                 (494)              (294)                (294)

  Short-term commitments to extend credit                         (89,400)              (89,400)                 -               35,200
  --------------------------------------------------------- ----------------- --- -------------- --- ---------------- --- ---------------

The fair value estimates as of December 31, 2001, and February 28, 2001 is based on pertinent information that was available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods used by the Company in estimating fair values.

Mortgage Loans and Mortgage-Backed Securities Held for Sale
Fair value is estimated using the quoted market prices for securities backed by similar types of loans and dealer commitments to purchase loans on a servicing-retained basis.

Trading Securities
Fair value is estimated using quoted market prices.

Securities sold under agreements to repurchase
These financial instruments are recorded at accreted cost, which approximates fair value.

Principal-Only-Securities
Fair value is estimated using quoted market prices and by discounting future cash flows using discount rates that approximate current market rates and market consensus prepayment rates.

Mortgage-backed securities retained in securitization
Fair value is estimated by discounting future cash flows using discount rates and credit loss rates that approximate current market rates, market consensus and internally developed prepayment rates.

Mortgage-backed securities
Fair value is estimated using quoted market prices.

Collateralized mortgage obligations
Fair value is estimated using quoted market prices.

U.S Treasury securities and obligations of United States government corporations and agencies
Fair value is estimated using quoted market prices.

Corporate securities
Fair value is estimated using quoted market prices.

Other financial instruments
Other financial instruments are primarily composed of tax-exempt municipal bonds, asset-backed securities, and foreign government bonds. These securities are recorded at fair value using quoted market prices.

Other assets
Included in other assets are rewarehoused FHA and VA loans, loans held for investment, and receivables related to broker-dealer activities. These assets are recorded at cost, which approximates fair value.

Notes Payable
Fair value is determined by discounting remaining payments using applicable current market rates.

Derivatives
Fair value is defined as the amount that the Company would receive or pay to terminate the contracts at the reporting date. Market or dealer quotes are available for many derivatives; otherwise, pricing or valuation models are applied to utilizing current market information to estimate fair value.

NOTE 10 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following.

 ---------------------------------------------------- ---------------------------------------------------------------------------

    (Dollar amounts in thousands)                                       December 31, 2001                February 28, 2001
 -------------------------------------------------------------- ---- ------------------------ ---- ------------------------------
    Buildings                                                                $204,530                      $190,109
    Office equipment                                                          458,278                       393,721
    Leasehold improvements                                                     59,769                        55,822
                                                                     ------------------------      ------------------------------
                                                                              722,577                       639,652
    Less: accumulated depreciation and amortization                          (308,667)                     (271,505)
                                                                     ------------------------      ------------------------------
                                                                              413,910                       368,147
    Land                                                                       33,112                        28,796
                                                                     ------------------------      ------------------------------
                                                                             $447,022                      $396,943
                                                                     ========================      ==============================

 -------------------------------------------------------------- ---- ------------------------ ---- ------------------------------

Depreciation and amortization expense amounted to $45.7 million, $54.6 million and $48.8 million for the ten months ended December 31, 2001 and for the years ended February 28(29), 2001 and 2000, respectively.

NOTE 11 – OTHER ASSETS

Other assets as of December 31, 2001 and February 28, 2001 include the following:

 --------------------------------------------------------------------------------------------------------------------------------

     (Dollar amounts in thousands)                                          December 31, 2001              February 28, 2001
 ---------------------------------------------------------------------- -------------------------- --- --------------------------

     Loans:
           Defaulted FHA-insured and VA-guaranteed loans repurchased
                                                                                  $1,726,569                      $790,876
        Warehouse lending advances secured by mortgage loans                       1,410,845                       375,769
        Mortgage loans held for investment                                           719,940                       269,942
                                                                        --------------------------     --------------------------
                                                                                   3,857,354                     1,436,587

     Reimbursable servicing advances                                                 472,864                       295,654
     Securities broker-dealer receivables                                            590,813                       184,135
     Prepaid expenses                                                                171,878                       183,757
     Capitalized software                                                            162,370                       143,300
     Accrued interest receivable                                                     115,501                        80,191
     Other assets                                                                    718,155                     1,047,076
                                                                        --------------------------     --------------------------
                                                                                  $6,088,935                    $3,370,700
                                                                        ==========================     ==========================

 ---------------------------------------------------------------------- -------------------------- --- --------------------------

NOTE 12 – NOTES PAYABLE

Notes payable consists of the following:

 ------------------------------------------------------------ ----------------------------------------------------------

     (Dollar amounts in thousands)                                December 31, 2001               February 28, 2001
 ------------------------------------------------------------ --------------------------- --- --------------------------
     Medium-term notes, various series, and Euro Notes                  $14,310,730                    $10,435,510
     Commercial paper                                                     1,388,538                              -
     Convertible debentures                                                 505,022                        500,717
     Subordinated notes                                                     200,000                        200,000
     Federal Home Loan Bank advances                                         75,000                              -
     Unsecured notes payable                                                 67,116                        264,196
     Other notes payable                                                      3,593                          2,368
                                                              ---------------------------     --------------------------
                                                                        $16,549,999                    $11,402,791
                                                              ===========================     ==========================

 ---------------------------------------------------------------------- --------------------------- --- ----------------

Commercial Paper and Backup Credit Facilities

As of December 31, 2001, CHL had unsecured credit agreements (revolving credit facilities) with a group of commercial banks permitting CHL to borrow an aggregate maximum amount of $4.9 billion. The facilities included a $3.8 billion revolving credit facility with a consortium of twenty-one commercial banks consisting of: (i) a five-year facility of $2.3 billion, which expires on December 17, 2006; and (ii) a one-year facility of $1.5 billion, which expires on December 16, 2002. As consideration for the facility, CHL pays annual commitment fees of $3.5 million. There is an additional one-year facility, which expires April 11, 2002, with a consortium of twelve of the twenty-one banks for total commitments of $1.1 billion. As consideration for the facility, CHL pays annual commitment fees of $0.8 million. CHL has renewed this facility. See Note 26, “Subsequent Events”. The purpose of these credit facilities is to provide liquidity backup for CHL’s commercial paper program. No amount was outstanding under these revolving credit facilities at December 31, 2001. The weighted-average borrowing rate on commercial paper borrowings for the ten months ended December 31, 2001 was 3.50%. The weighted-average borrowing rate on commercial paper borrowings outstanding at December 31, 2001 was 1.98%. All of the facilities contain various financial covenants and restrictions, certain of which require the Company and CHL to maintain specified net worth amounts and that limit the amount of dividends that can be paid by the Company or CHL. Management believes the Company is in compliance with those covenants and restrictions.

Medium-Term Notes

As of December 31, 2001, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission or issued by CHL pursuant to its Euro medium-term note program were as follows.

 (Dollar amounts in thousands)
                                                                         -------------------------  ------------------------------------------
                                   Outstanding Balance                         Interest Rate                      Maturity Date
                                                                         -------------------------  ------------------------------------------
                      --------------------------------------------------
                      Floating-Rate    Fixed-Rate           Total           From          To              From                    To
                      -------------------------------------------------- ------------ ------------  -------------------   -------------------

 Series A             $                $      46,500   $       46,500       8.75%        8.79%            March  2002             March 2002
                                   -

 Series C                          -         251,000          251,000       6.65%        6.98%            March  2003            August 2005

 Series C                     50,000          26,000           76,000       6.48%        7.04%          December 2003             March 2004

 Series D                          -         300,000          300,000       6.28%        6.88%           January 2003         September 2005

 Series E                          -         655,000          655,000       6.94%        7.45%         September 2003           October 2008

 Series F                    286,000       1,027,685        1,313,685       2.31%        7.00%          February 2002             April 2013

  Series G                         -         221,000          221,000       7.00%        7.00%            August 2018          November 2018

  Series H                         -       1,174,000        1,174,000       6.25%        8.25%              June 2004           October 2019

  Series I                 1,587,000         111,950        1,698,950       1.82%        8.00%           January 2002            August 2015

 Series J                  1,770,000       4,230,000        6,000,000       2.05%        7.05%               May 2002            August 2016

  Euro Notes               1,207,280       1,455,344        2,662,624       2.33%        6.85%             April 2002           January 2009

                      --------------------------------------------------
Sub-total                  4,900,280       9,498,479       14,398,759
Change in fair
value attributable to
hedged risk                       -               -           (88,029)
                      --------------------------------------------------
Total                     $4,900,280      $9,498,479      $14,310,730
                      ==================================================

---------------------------------------------------------------------------------------------------------------------------------------------------

As of December 31, 2001, $1.2 billion foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Yen, Deutsche Marks, French Francs, Portuguese Escudos and Euros. The Company manages the associated foreign currency risk by entering currency swaps. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into United States dollars.

Convertible Debentures

The Company has issued zero coupon Liquid Yield Option Notes (“LYONs”) with an aggregate face value of $675 million upon maturity on February 8, 2031. The LYONs were issued at $741.37 per LYON. At maturity, February 8, 2031, a holder will receive $1,000 per LYON. The issue price of each LYON represents a yield to maturity of 1.0%. The LYONs are senior indebtedness of the Company.

Holders of LYONs may require the Company to repurchase all or a portion of their LYONs at the original issue price plus accrued original issue discount on the following dates.

        ------------------------------------------ ---------------------------------
                       Repurchase Date                           Repurchase Price
        ------------------------------------------ ---------------------------------

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

        ------------------------------------------ --------- -----------------------

The Company may pay the purchase price in cash, common stock or a combination thereof.

Beginning on February 8, 2006 and on any date thereafter, the Company may redeem the LYONs at the original issue price plus accrued original issue discount.

Holders of LYONs may surrender LYONs for conversion into 11.57 shares of the Company’s common stock per LYON in any calendar quarter, if, as of the last day of the preceding calendar quarter, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than a specified percentage, beginning at 135% and declining 0.21% per quarter thereafter, of the accreted conversion price per share of common stock on the last day of trading of such preceding calendar quarter. The accreted conversion price per share is equal to the original issue price of a LYON plus the accrued original issue discount, with that sum divided by the number of shares issuable upon a conversion of a LYON.

Holders may also surrender a LYON for conversion during any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s falls below investment grade level.

Subordinated Notes

As of December 31, 2001, CHL had $200 million of 8.25% subordinated notes (the “Subordinated Notes”) due July 15, 2002. Interest on the Subordinated Notes is payable semi-annually on each January 15 and July 15. The Subordinated Notes are not redeemable before maturity and are not subject to any sinking fund.

Federal Home Loan Bank Advances

As of December 31, 2001, outstanding fixed-rate advances from the Federal Home Loan Bank were as follows.

             ----------------------------- --- ------------------------- --- --------------------------
             (Dollar amounts in thousands)

             ----------------------------- --- ------------------------- --- --------------------------
                       Amount                      Interest Rate                   Maturity Date
             --------------------------- --- --------------------------- --- --------------------------

                       $25,000                         3.18%                        October 5, 2003
                        25,000                         3.80%                        October 5, 2004
                        25,000                         4.23%                        October 5, 2005
             ---------------------------
                       $75,000
             ===========================

             --------------------------- --- --------------------------- --- --------------------------

The advances are secured with Fannie Mae MBS.

Pre-Sale Funding Facilities

As of December 31, 2001, CHL had uncommitted revolving credit facilities that are secured by conforming mortgage loans that are in the process of being pooled into MBS. As of December 31, 2001, the Company had no outstanding borrowings under any of these facilities.

Maturities of notes payable are as follows.

   -------------------------------------------------- ------------------------------------------------------
              Year ended December 31,                           (Dollar amounts in thousands)
   -------------------------------------------------- ------------------------------------------------------

      Principal:
                         2002                                          $  5,740,547
                         2003                                             3,060,000
                         2004                                             2,291,000
                         2005                                             1,383,629
                         2006                                             1,770,880
                      Thereafter                                          2,391,972
                                                                   --------------------
      Total principal                                                    16,638,028
     Change in fair value attributable to
   hedged risk                                                              (88,029)
                                                                   --------------------
          Total                                                         $16,549,999
                                                                   ====================

   -------------------------------------------------- ------------ -------------------- --------------------

NOTE 13 – COMMITTED REUSABLE PURCHASE FACILITIES

As of December 31, 2001, the Company has in place a reusable $4.8 billion commitment from a multi-seller asset-backed commercial paper conduit to purchase loans in process of being pooled into Agency MBS from the Company. As of December 31, 2001, $0.5 billion of this commitment expires on April 30, 2002, and the remaining $4.3 billion expires on August 26, 2002. As consideration for the facility, CHL pays annual commitment fees of $5.9 million.

As of December 31, 2001, the Company has in place a reusable $1.3 billion commitment from a multi-seller asset-backed commercial paper conduit to purchase delinquent FHA and VA loans that have been removed from Agency MBS pending foreclosure and liquidation from the Company. This commitment expires on February 6, 2002. This commitment was renewed. See Note 26, “Subsequent Events”. As consideration for the facility, CHL pays annual commitment fees of $2.0 million.

Transfers of loans to these facilities are accounted for as sales. The Company uses these facilities primarily for liquidity management purposes.

NOTE 14 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company routinely enters short-term financing arrangements to sell MBS under agreements to repurchase. The weighted-average borrowing rate for the year ended December 31, 2001 was 3.82%. The weighted average borrowing rate on repurchase agreements outstanding as of December 31, 2001 was 2.55%. The repurchase agreements were collateralized by MBS. All MBS underlying repurchase agreements are held in safekeeping by broker-dealers or banks. All agreements are to repurchase the same or substantially identical MBS. The repurchase agreements balance of $9.5 billion has a weighted-average maturity of two days at December 31, 2001.

NOTE 15 – COMPANY-OBLIGATED CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

In December 1996, Countrywide Capital I (the “Subsidiary Trust I”), a subsidiary of the Company, issued $300 million of 8% Capital Trust Pass-through Securities (the “8% Capital Securities”). In connection with the Subsidiary Trust I issuance of the 8% Capital Securities, CHL issued to the Subsidiary Trust I, $309 million of its 8% Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debt Securities I”). The Subordinated Debt Securities I are due on December 15, 2026 with interest payable semi-annually on June 15 and December 15 of each year. The Company has the right to redeem at par, plus accrued interest, the 8% Capital Securities any time on or after December 15, 2006. The sole assets of the Subsidiary Trust I are, and will be, the Subordinated Debt Securities I.

In June 1997, Countrywide Capital III (the “Subsidiary Trust III”), a subsidiary of the Company, issued $200 million of 8.05% Subordinated Capital Income Securities, Series A (the “8.05% Capital Securities”). In connection with the Subsidiary Trust III issuance of 8.05% Capital Securities, CHL issued to the Subsidiary Trust III, $206 million of its 8.05% Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debt Securities III”). The Subordinated Debt Securities III are due on June 15, 2027 with interest payable semi-annually on June 15 and December 15 of each year. The sole assets of the Subsidiary Trust III are, and will be, the Subordinated Debt Securities III.

In December 1997, Subsidiary Trust III completed an exchange offer pursuant to which newly issued capital securities (the “New 8.05% Capital Securities”) were exchanged for all of the outstanding 8.05% Capital Securities. The New 8.05% Capital Securities are identical in all material respects to the 8.05% Capital Securities, except that the New 8.05% Capital Securities have been registered under the Securities Act of 1933, as amended.

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

NOTE 16 – SHAREHOLDERS’ EQUITY

In January, 2000, the Company entered into a three year equity put option agreement with National Indemnity Company (“National Indemnity”), a property casualty insurance company which is a subsidiary of Berkshire Hathaway, Inc. The put option agreement was terminated by the Company on January 2, 2002, for a termination fee, paid by the Company, of $0.2 million.

In February 1988, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (“Right”) for each outstanding share of the Company’s common stock. As a result of stock splits and stock dividends, 0.399 of a Right is presently associated with each outstanding share of the Company’s common stock issued before the Distribution Date (as defined below). Each Right, when exercisable, entitles the holder to purchase from the Company one one-hundredth of a share of Series A Participating Preferred Stock, par value $0.05 per share, of the Company (the “Series A Preferred Stock”), at a price of $145, subject to adjustments in certain cases to prevent dilution.

The Rights are evidenced by the common stock certificates and are not exercisable or transferable, apart from the common stock, until the date (the “Distribution Date”) of the earlier of a public announcement that a person or group, without prior consent of the Company, has acquired 20% or more of the common stock (“Acquiring Person”), or ten days (subject to extension by the Board of Directors) after the commencement of a tender offer made without the prior consent of the Company.

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

In the event that, after a person has become an Acquiring Person, the Company is acquired in a merger or other business combination, as defined for the purposes of the Rights, each Right (other than those held by the Acquiring Person) will entitle its holder to purchase, at the then current exercise price of the Right, that number of shares of common stock, or the equivalent thereof, of the other party (or publicly-traded parent thereof) to such merger or business combination which at the time of such transaction would have a market value of two times the exercise price of the Right. The Rights expire on the earlier of February 28, 2002, consummation of certain merger transactions or optional redemption by the Company prior to any person becoming an Acquiring Person. In November 2001 the Company extended the life of the Rights to February 10, 2012.

NOTE 17 – EMPLOYEE BENEFITS

Stock Option Plans

The Company has stock option plans (the “Plans”) that provide for the granting of both qualified and non-qualified options to employees and directors. Options are generally granted at the average market price of the Company’s common stock on the date of grant and are exercisable beginning one year from the date of grant and expire up to ten years from the date of grant. Options vest over a period of three to four years.

Stock option transactions under the Plans were as follows.

 --- --- -------------------------------------------------------------------------------- --------------------------------------
                                                                                                Year ended February 28(29),
                                                           Ten Months Ended
                                                           December 31, 2001                   2001                  2000
 --------------------------------------------------------- -------------------------- --- ----------------- --- ----------------
 Number of Shares:
   Outstanding options at beginning of year                          13,432,647               14,059,515            11,497,044
     Options granted                                                  4,813,623                2,631,140             3,643,111
     Options exercised                                               (1,297,961)              (2,797,939)             (602,021)
     Options expired or cancelled                                      (787,099)                (460,069)             (478,619)
                                                           --------------------------     -----------------     ----------------
   Outstanding options at end of year                                16,161,210               13,432,647            14,059,515
                                                           ==========================     =================     ================

 Weighted Average Exercise Price:
   Outstanding options at beginning of year                            $28.24                   $27.44               $24.81
     Options granted                                                    39.72                    26.60                35.27
     Options exercised                                                  24.35                    22.06                13.45
     Options expired or canceled                                        35.82                    33.05                37.64
                                                           --------------------------     -----------------
                                                                                                                ----------------
   Outstanding options at end of year                                  $31.74                   $28.24               $27.44

 Options exercisable at end of year                                   8,277,839                7,457,090             8,299,892

 Options available for future grant                                   6,949,884                5,919,027             2,673,480

 --------------------------------------------------------- -------------------------- --- ----------------- --- ----------------

Status of the outstanding stock options under the Plans as of December 31, 2001 was as follows:

                                               Outstanding Options                              Exercisable Options
                            ----------------------------------------------------------    -------------------------------- ---
                             Weighted
                                Average                               Weighted                                   Weighted
                               Remaining                                 Average                                  Average
       Exercise               Contractual                             Exercise Price                          Exercise Price
      Price Range                 Life             Number                                     Number
 ----------------------     -----------------    ----------------     ---------------     ---------------     ----------------
    $10.60 - $15.90               1.7 years            510,960            $15.07                510,960           $15.07
    $15.91 - $21.20               2.3                1,368,713             17.42              1,368,713            17.42
    $21.21 - $26.50               3.8                4,361,526             23.54              2,966,792            23.20
    $26.51 - $31.80               4.5                2,024,670             27.53              1,294,170            27.31
    $31.81 - $42.40               7.4                6,414,640             39.68              1,163,186            40.32
    $42.41 - $53.00               6.2                1,480,701             46.29                974,018            46.76
 ----------------------     -----------------    ----------------     ---------------     ---------------     ----------------
    $10.60 - $53.00               5.3 years         16,161,210            $31.74              8,277,839           $27.56
 ======================     =================    ================     ===============     ===============     ================

 ---------------------- --- ----------------- -- ---------------- --- --------------- --- --------------- --- ----------------

As discussed in Note 2, no compensation cost related to these stock options has been recognized in earnings. Had the estimated fair value of the options granted during the period been included in compensation expense, the Company’s net earnings and earnings per share would have been as follows:

  -------------------------------------------------------- ---------------------------------------------------------------
  (Dollar amounts in thousands
  except per share data)
                                                          Ten Months Ended              Year ended February 28(29),
                                                          December 31, 2001              2001                2000
  -------------------------------------------------- ---------------------------- ------------------- --------------------

       As reported                                            $486,006                 $374,153            $410,243
       Pro forma                                              $462,701                 $357,811            $397,741

  Basic Earnings Per Share
       As reported                                              $4.04                   $3.26                $3.63
       Pro forma                                                $3.84                   $3.11                $3.52

  Diluted Earnings Per Share
       As reported                                              $3.89                   $3.14                $3.52
       Pro forma                                                $3.71                   $3.01                $3.41

  -------------------------------------------------- ---------------------------- ------------------- --------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that has been modified to consider cash dividends to be paid. The following weighted-average assumptions were used for grants for the ten month period ended December 31, 2001 and for the fiscal years ended February 28(29), 2001 and 2000, respectively: dividend yield of 0.70%, 1.57% and 1.29%; expected volatility of 29%, 38% and 34%; risk-free interest rates of 4.94%, 6.4% and 6.0% and annual expected lives of five years for options granted in all three periods. The average fair value of options granted during the ten month period ended December 31, 2001 and for the fiscal years ended February 28(29), 2001 and 2000, respectively, was $13.01, $10.69 and $13.66, respectively.

Pension Plan

The Company has a defined benefit pension plan (the “Plan”) covering substantially all of its employees. The Company’s policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA. In the ten month period ended December 31, 2001, the Company amended the Plan to include employee sales commissions in the calculation of benefit obligations, resulting in an additional plan obligation of $4.2 million at December 31, 2001.

The following table sets forth the Plan’s funded status and amounts recognized in the Company’s financial statements.

  ---- ------------------------------------------------- --------------------------------------------------------------- ---
                                                             --- -------------------------- --- ------------------------
        (Dollar amounts in thousands)                            December 31, 2001              February 28, 2001

  ----- ---------------------------------------------------- --- -------------------------- --- ------------------------ ---
        Change in benefit obligation
            Benefit obligation at beginning of year                         $46,201                        $32,593
            Service cost                                                      9,166                          6,284
            Interest cost                                                     3,566                          2,615
            Plan amendment                                                    4,222                              -
            Actuarial loss                                                    6,775                            386
            Benefits paid                                                      (528)                          (367)
            Change in discount rate                                           4,220                          4,690
                                                                 --------------------------     ------------------------
            Benefit obligation at end of year                               $73,622                        $46,201
                                                                 ==========================     ========================

        Change in plan assets
            Fair value of plan assets at beginning of year                  $34,638                        $30,877
            Actual return on plan assets                                       (813)                        (4,189)
            Employer contribution                                             2,436                          8,318
            Benefits paid                                                      (528)                          (368)
                                                                 --------------------------     ------------------------
            Fair value of plan assets at end of year                        $35,733                        $34,638
                                                                 ==========================     ========================

        Funded status at end of year                                       ($37,889)                      ($11,562)
        Unrecognized net actuarial loss                                      20,913                          7,146
        Unrecognized prior service cost                                       4,756                            824
        Unrecognized transition asset                                           (12)                           (71)
                                                                 --------------------------     ------------------------
        Net amount recognized                                              ($12,232)                       ($3,663)
                                                                 ==========================     ========================

  ----- ---------------------------------------------------- --- -------------------------- --- ------------------------ ---

The following table sets forth the components of net periodic benefit cost for the ten month period ended December 31, 2001 and the fiscal years ended February 28(29), 2001 and 2000.

  ----------------------------------------------------------------------------------------------------------------------------
       (Dollar amounts in thousands)
                                                              December 31,                 Year Ended February 28(29),
                                                                  2001                      2001                    2000
  ---- ------------------------------------------------ --------------------------    ------------------- --- ----------------
       Service cost                                                $9,166                   $6,284                 $5,535
       Interest cost                                                3,566                    2,615                  2,204
       Expected return on plan assets                              (2,364)                  (2,768)                (2,051)
       Amortization of prior service cost                             291                       99                     99
       Amortization of unrecognized transition asset                  (59)                     (71)                   (70)
       Recognized net actuarial (gain) loss                           406                      (89)                     -
                                                        --------------------------    -------------------
                                                                                                              ----------------
           Net periodic benefit cost                              $11,006                   $6,070                 $5,717
                                                        ==========================    ===================     ================

  ---- ------------------------------------------------ -------------------------- -- ------------------- --- ----------------

The weighted-average assumptions used in calculating the amounts above for the ten month period ended December 31, 2001 and the fiscal year ended February 28, 2001 were as follows:

  ---- -------------------------------------------------------------------------------------------- --------
                                               --- ----------------------------- --- -----------------------

                                                   December 31, 2001                    February 28, 2001
  ----- -------------------------------------- --- ----------------------------- --- -----------------------
        Discount rate                                          7.25%                             7.50%
        Expected return on plan assets                         8.00%                             8.00%
        Rate of compensation increase                          5.00%                             4.00%

  ----- -------------------------------------- --- ----------------------------- --- -----------------------

Pension expense for the ten month period ended December 31, 2001 and the years ended February 28(29), 2001 and 2000 was $11.0 million, $6.1 million and $5.7 million, respectively. The Company makes contributions to the Plan in amounts that are deductible in accordance with federal income tax regulations.

Defined Contribution Plan

The Company has a defined contribution plan (401K Plan) covering all full-time employees of the Company who have at least one year of service and are age 21 or older. Participants may contribute up to 16 percent of pretax annual compensation, as defined in the plan agreement. Participants may also contribute, at the discretion of the plan administrator, amounts representing distributions from other qualified defined benefit or contribution plans. The Company makes a discretionary matching contribution equal to 50 percent of the participant contributions up to a maximum contribution of six percent of the participants’ base compensation, as defined in the plan agreement. The defined contribution plan is subject to the provisions of ERISA. The Company recorded $8.7 million, $7.9 million, and $7.0 million in expense for matching contributions for the ten months ended December 31, 2001, and the fiscal years ended February 28(29) 2001 and 2000, respectively.

NOTE 18 – INCOME TAXES

Components of the provision for income taxes are as follows.

 ---------------------------------------------------------------------------------------- ----------------------------------------

                                                                                          Year ended February 28 (29),
                                                                                           ---------------- -- --------------- ---
 (Dollar amounts in thousands)                         Ten Months Ended December 31,
                                                                    2001                         2001              2000
 ------------------------------------------------ ---- ------------------------------- --- ---------------- -- --------------- ---
 Current taxes:
   Federal                                                           $195,954                    $11,791              $3,274
   State                                                               29,212                        879                 393
   Foreign                                                                214                         60                  11
                                                       -------------------------------     ----------------    ---------------
                                                                      225,380                     12,730               3,678
                                                       -------------------------------     ----------------    ---------------

 Deferred taxes:
   Federal                                                             65,742                    188,308             217,277
   State                                                               11,491                     10,844                   -
                                                       -------------------------------     ----------------    ---------------
                                                                       77,233                    199,152             217,277
                                                       -------------------------------     ----------------    ---------------

 Provision for income taxes                                          $302,613                   $211,882            $220,955
                                                       ===============================     ================    ===============

 ------------------------------------------------ ---- ------------------------------- --- ---------------- -- --------------- ---

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of earnings.
----------------------------------- ------------------------------------------------------------------------------------------------
                                                                                                      Year ended February 28 (29),
                                                                                                ---------------- --- ---------------
                                                       Ten Months Ended December 31,
                                                                    2001                              2001                2000
------------------------------------------------ ---- ------------------------------------- --- ---------------- --- ---------------

Statutory federal income tax rate                                        35.0%                         35.0%               35.0%
State income and franchise taxes, net
   of federal tax effect                                                  3.4%                          3.0%                4.0%
Change in expected state tax rate                                         0.0%                         (1.8)%              (4.0)%
                                                      -------------------------------------     ----------------     ---------------
       Effective income tax rate                                         38.4%                         36.2%               35.0%
                                                      =====================================     ================     ===============

------------------------------------------------ ---- ------------------------------------- --- ---------------- --- ---------------

In the year ended February 29, 2000 (“Fiscal 2000”), the Company initiated a corporate reorganization related to its servicing operations. Further refinements to the reorganization plan were made in the year ended February 28, 2001 (“Fiscal 2001”). As a result of the reorganization, future state income tax liabilities are expected to be less than the amounts that were previously recorded as deferred income tax expense and liability in the Company’s financial statements. The expected reduction in tax liabilities was reflected as a reduction in deferred state income tax expense in Fiscal 2000 and Fiscal 2001.

The components of income taxes payable are as follows:

 ------------------------------------------------- ------------------------------------------------ --------------

 (Dollar amounts in thousands)                            December 31, 2001             February 28, 2001
 ------------------------------------------------- --- -- ----------------------- -- -----------------------------

 Taxes currently payable                                      $   223,749                     $       2,999
 Deferred income taxes payable                                  1,591,505                         1,567,004
                                                          -----------------------    -----------------------------
                                                               $1,815,254                        $1,570,003
                                                          =======================    =============================

 ------------------------------------------------- --- -- ----------------------- -- -----------------------------

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below.

 -------------------------------------------------------------------------------------------------- --------------

 (Dollar amounts in thousands)                            December 31, 2001             February 28, 2001
 ----------------------------------------------------- -- ----------------------- -- -----------------------------

 Deferred income tax assets:
      Net operating losses                                     $        -                        $  111,290
      State income and franchise taxes                             78,994                            57,958
      Reserves, accrued expenses and other                         85,661                            74,695
                                                          -----------------------    -----------------------------
                                                                  164,655                           243,943

 Deferred income tax liabilities:
       Mortgage servicing rights                                1,732,233                         1,702,319
      Gain  on available-for-sale securities                       23,927                           108,628
                                                          -----------------------    -----------------------------
                                                                1,756,160                         1,810,947

 Deferred income taxes payable                                 $1,591,505                        $1,567,004
                                                          =======================    =============================

 ----------------------------------------------------- -- ----------------------- -- -----------------------------

NOTE 19 – SEGMENTS AND RELATED INFORMATION

The Company has five segments. They include the Mortgage Banking Segment, the Insurance Segment, the Capital Markets Segment, the Global Operations Segment and the Banking Segment.

The Mortgage Banking Segment is comprised of three distinct sectors: Loan Production, Loan Servicing, and Loan Closing Services.

The Loan Production Sector of the Mortgage Banking Segment originates mortgage loans through the Company’s retail branch network (“Consumer Markets Division”) and Full Spectrum Lending, Inc.; loans sourced through mortgage brokers (“Wholesale Lending Division”); and correspondent lending, which buys loans from other financial institutions (“Correspondent Lending Division”). The Loan Servicing Sector of the Mortgage Banking Segment includes investments in MSRs and other retained interests as well as the underlying servicing operations and subservicing for other domestic financial institutions. The Closing Services Sector of the Mortgage Banking Segment is comprised of the LandSafe companies, which provide credit reports, appraisals, title reports and flood determinations to the Company’s Loan Production Sector as well as third parties.

The Insurance Segment activities include Balboa Life and Casualty Group, a national provider of property, life, and liability insurance, Second Charter Reinsurance Company, a primary mortgage reinsurance company, Countrywide Insurance Services, Inc., a national insurance agency offering a full menu of insurance products directly to consumers, and DirectNet Insurance Agency, which provides turnkey and customized personal insurance solutions to the customers of other financial services institutions.

The Capital Markets Segment primarily includes the operations of Countrywide Securities Corporation, a registered broker-dealer specializing in the secondary mortgage market. In addition, it includes the operations of Countrywide Servicing Exchange, Countrywide Asset Management Corporation and CCM International Ltd.

The Global Segment operations include those of Global Home Loans Limited, a provider of loan origination processing and servicing in the United Kingdom, UKValuation Limited, a provider of property valuation services in the UK; Countrywide International Consulting Services, LLC, an international provider of mortgage services-related analytic and advisory services; and Countrywide International Technology Holdings Limited, a licensor of loan origination processing, servicing, and residential real estate value assessment technology.

The Banking Segment’s operations include those of Treasury Bank, National Association (“Treasury Bank” or the “Bank”), and of Countrywide Warehouse Lending.

Included in the tables below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------------------------------------------

                                                          For the ten months ended December 31, 2001

                              Mortgage Banking                                        Diversified Businesses
                 ---------- ----------- ---------- -----------     ---------- ----------- --------- --------- ---------- ----------     -----------

                                        Closing                                 Capital                                                    Grand
(Dollars are     Production  Servicing  Services      Total        Insurance    Markets    Global    Banking    Other      Total           Total
 in thousands)
---------------- ---------- ----------- ---------- -----------     ---------- ----------- --------- --------- ---------- ----------     -----------

Revenues
   External      $1,975,373   ($24,328) $116,354   $2,067,399       $393,067    $108,107  $42,638    $23,428    $1,042    $568,282      $2,635,681

   Intersegment    (78,111)          -        -       (78,111)             -      78,111        -          -         -      78,111              -
                 ---------- ----------- ---------- -----------     ---------- ----------- --------- --------- ---------- ----------     -----------

Total
  Revenues       $1,897,262   ($24,328) $116,354   $1,989,288       $393,067    $186,218  $42,638    $23,428    $1,042     $646,393     $2,635,681
                 ========== =========== ========== ===========     ========== =========== ========= ========= ========== ==========     ===========

Segment
  Earnings
   (pre-tax)      $912,762   ($348,442) $54,653      $618,973        $76,342     $81,160   $3,912    $12,431   ($4,199)    $169,646      $788,619
                 ========== =========== ========== ===========     ========== =========== ========= ========= ========== ==========     ===========

Segment
  Assets         $11,183,000$10,713,000 $51,733    $21,947,733     $1,178,000 $11,587,000 $83,080   $2,235,579$185,412   $15,269,071    $37,216,804
                 ========== =========== ========== ===========     ========== =========== ========= ========= ========== ==========     ===========

---------------- ---------- ----------- ---------- ----------- --- ---------- ----------- --------- --------- ---------- ---------- --- ----------- ---

-------------------------------------------------------------------------------------------------------------------------------------------------------

                                                          For the fiscal year ended February 28, 2001

                              Mortgage Banking                                        Diversified Businesses
                 ---------- ----------- ---------- -----------     ---------- ----------- --------- --------- ---------- ----------     -----------

                                        Closing                                 Capital                                                    Grand
(Dollars are     Production  Servicing  Services      Total        Insurance    Markets    Global    Banking    Other      Total           Total
 in thousands)
---------------- ---------- ----------- ---------- -----------     ---------- ----------- --------- --------- ---------- ----------     -----------

Revenues
   External      $1,062,499  $504,554   $83,741    $1,650,794      $342,255      $68,650    $6,082    $2,575    $3,483    $423,045      $2,073,839

   Intersegment    (53,739)         -         -       (53,739)            -       53,739         -         -         -      53,739               -
                 ---------- ----------- ---------- -----------     ---------- ----------- --------- --------- ---------- ----------     -----------

Total
  Revenues       $1,008,760  $504,554   $83,741    $1,597,055      $342,255     $122,389    $6,082    $2,575    $3,483    $476,784      $2,073,839
                                                                                                                                        ===========
                 ========== =========== ========== ===========     ========== =========== ========= ========= ========== ==========

Segment
------------------------
  Earnings        $206,235   $226,480   $34,121      $466,836       $74,029      $43,411    $3,084      ($46)  ($1,279)   $119,199        $586,035
   (pre-tax)
                 ========== =========== ========== ===========     ========== =========== ========= ========= ========== ==========     ===========

Segment
  Assets         $4,064,049 $10,536,240 $32,554    $14,632,843     $1,011,437 $6,760,627   $46,467  $381,010  $123,123   $8,322,664     $22,955,507

                 ========== =========== ========== ===========     ========== =========== ========= ========= ========== ==========     ===========

---------------- ---------- ----------- ---------- ----------- --- ---------- ----------- --------- --------- ---------- ---------- --- ----------- ---

-------------------------------------------------------------------------------------------------------------------------------------------------------

                                                          For the fiscal year ended February 29, 2000

                              Mortgage Banking                                        Diversified Businesses
                 ---------- ----------- ---------- -----------     ---------- ----------- --------- --------- ---------- ----------     -----------

                                        Closing                                 Capital                                                    Grand
(Dollars are     Production  Servicing  Services      Total        Insurance    Markets    Global    Banking    Other      Total           Total
 in thousands)
---------------- ---------- ----------- ---------- -----------     ---------- ----------- --------- --------- ---------- ----------     -----------

Revenues
   External      $1,086,417  $538,000   $70,209    $1,694,626      $116,762      $54,290   ($1,699)      $61   $24,345    $193,759      $1,888,385

   Intersegment    (32,616)         -         -       (32,616)            -       32,616         -         -         -      32,616               -
                 ---------- ----------- ---------- -----------     ---------- ----------- --------- --------- ---------- ----------     -----------

Total
  Revenues       $1,053,801  $538,000   $70,209    $1,662,010      $116,762      $86,906   ($1,699)      $61   $24,345    $226,375      $1,888,385

                 ========== =========== ========== ===========     ========== =========== ========= ========= ========== ==========     =============

Segment
------------------------
  Earnings        $259,868   $292,365   $13,156      $565,389       $37,800      $32,655   ($1,731)    ($530)  ($2,385)    $65,809        $631,198
   (pre-tax)
                 ========== =========== ========== ===========     ========== =========== ========= ========= ========== ==========     ===========

Segment
  Assets         $3,456,162 $8,802,115  $26,219    $12,284,496     $879,941   $2,558,738   $22,909    $6,152   $70,092   $3,537,832     $15,822,328

                 ========== =========== ========== ===========     ========== =========== ========= ========= ========== ==========     =============

---------------- ---------- ----------- ---------- ----------- --- ---------- ----------- --------- --------- ---------- ---------- --- ----------- ---

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table reflects summarized quarterly data for each quarter in the fiscal year ended February 28, 2001, and each quarter in the ten month period ended December 31, 2001 (of which quarterly periods commenced March 1, 2001 and ended November 30, 2001. Quarterly data was not prepared for the quarter ended December 31, 2001.)

  ---- ----------------------------------------- --- --------------------------------------------------------- ------------------
                                                                             Three months ended
   (Dollar amounts in thousands, except              May 31          August 31      November 30            February 28
  per share data)
                                              ------------------- ----------------- --------------------- -----------------------
  ------------------------------------------- ------------------- ----------------- --------------------- -----------------------
  Ten months ended December 31, 2001
     Revenue                                          $689,707          $754,948             $862,609
                                                                                                                        -
     Expenses                                          493,300           516,039              605,566                   -
     Provision for income taxes                         73,357            89,675               96,032                   -
     Net earnings                                     $123,050          $149,234             $161,011                   -
     Earnings per share(1)                                                                                              -
        Basic                                            $1.04             $1.25                $1.32                   -
      Diluted                                            $1.00             $1.20                $1.27                   -

  Year ended February 28, 2001
     Revenue                                          $479,244          $516,822             $524,676                $553,097
     Expenses                                          348,319           374,607              375,049                 389,829
     Provision for income taxes                         47,466            51,180               54,214                  59,022
     Net earnings                                      $83,459           $91,035              $95,413                $104,246
     Earnings per share(1)
        Basic                                            $0.73             $0.80                $0.83                   $0.89
      Diluted                                            $0.72             $0.77                $0.80                   $0.85

  ------------------------------------------- ------------------- ----------------- --------------------- -----------------------
(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amount. This is caused by rounding and the averaging effect of the number of share equivalents utilized throughout the year, which changes with the market price of the common stock.

NOTE 21 – SUMMARIZED FINANCIAL INFORMATION

Summarized financial information for Countrywide Credit Industries, Inc. and subsidiaries is as follows:

                                                                                     December 31, 2001

                                          ------------- ------------------------------------------------------------------- ---------------
                                            Countrywide        Countrywide Home
       (Dollar amounts in thousands)           Credit             Loans, Inc.            Other
                                          Industries, Inc.                           Subsidiaries       Eliminations        Consolidated
----------------------------------------- ----------------- -- ------------------ - ---------------- - ---------------- -- ---------------
Balance Sheets:

Mortgage loans and mortgage-backed
securities held for sale                          $     -          $10,369,374              $     -            $     -         $10,369,374
Mortgage servicing rights, net                      -                6,116,082                -                  -               6,116,082
Other assets                                    4,886,425            7,266,979           13,861,281        (5,283,337)          20,731,348
                                          -----------------    ------------------   ----------------   ----------------    ---------------
         Total assets                          $4,886,425          $23,752,435          $13,861,281       ($5,283,337)         $37,216,804
                                          =================    ==================   ================   ================    ===============

Company-obligated mandatorilyredeemable
capital trust pass-through securities         $         -      $                        $   500,000    $                     $     500,000
                                                                             -                                       -

Short- and long-term debt                         740,935           16,990,263            9,804,384        (1,532,731)          26,002,851
Other liabilities                                  57,848            4,341,398            2,232,565            (5,500)           6,626,311
Equity                                          4,087,642            2,420,774            1,324,332        (3,745,106)           4,087,642
                                          -----------------    ------------------   ----------------   ----------------    ---------------
         Total liabilities and equity          $4,886,425          $23,752,435          $13,861,281       ($5,283,337)         $37,216,804
                                          =================    ==================   ================   ================    ===============

----------------------------------------- ----------------- -- ------------------ - ---------------- - ---------------- -- ---------------

----- --------------------------------- ------------- ------------------------------------------------------------------- ---------------
                                                                          Ten months ended December 31, 2001

                                        ------------- ------------------------------------------------------------------- ---------------
                                          Countrywide        Countrywide Home
       (Dollar amounts in thousands)         Credit             Loans, Inc.            Other
                                        Industries, Inc.                            Subsidiaries        Eliminations      Consolidated
--------------------------------------- ----------------- -- ------------------ -- --------------- -- --------------- -- ---------------
Statements of Earnings:

Revenues                                         $9,859           $1,639,328          $1,015,955           ($29,461)          $2,635,681
Expenses                                          6,804            1,178,191             691,528            (29,461)           1,847,062
Provision for income taxes                        1,180              178,217             123,216                    -            302,613
Equity in net earnings of subsidiaries          484,131                    -                     -         (484,131)                   -
                                        -----------------    ------------------    ---------------    ---------------    ---------------
         Net earnings                          $486,006             $282,920            $201,211          ($484,131)            $486,006
                                        =================    ==================    ===============    ===============    ===============

--------------------------------------- ----------------- -- ------------------ -- --------------- -- --------------- -- ---------------

----- --------------------------------- ------------- ------------------------------------------------------------------- ---------------
                                                                                   February 28, 2001

                                        ------------- ------------------------------------------------------------------- ---------------
                                          Countrywide        Countrywide Home
       (Dollar amounts in thousands)         Credit             Loans, Inc.            Other
                                        Industries, Inc.                           Subsidiaries       Eliminations        Consolidated
--------------------------------------- ----------------- -- ------------------ - ---------------- - ---------------- -- ---------------
Balance Sheets:
Mortgage loans and mortgage-backed
securities held for sale                    $         -         $  1,964,018       $                  $                     $  1,964,018
                                                                                                 -                 -
Mortgage servicing rights, net                        -            5,767,748                     -                 -           5,767,748
Other assets                                  4,343,853            9,155,120             8,336,417        (6,611,649)         15,223,741
                                        -----------------    ------------------    ---------------    ---------------    ----------------
         Total assets                        $4,343,853          $16,886,886           $ 8,336,417       ($6,611,649)        $22,955,507
                                        =================    ==================    ===============    ===============    ================

Company-obligated mandatorilyredeemable
capital trust pass-through securities       $         -      $                         $   500,000    $                    $     500,000
                                                                           -                                        -

Short- and long-term debt                       736,630           11,435,760             5,959,565        (3,187,934)         14,944,021
Other liabilities                                47,959            3,068,888               835,658              (283)          3,952,222
Equity                                        3,559,264            2,382,238             1,041,194        (3,423,432)          3,559,264
                                        -----------------    ------------------    ---------------    ---------------    ----------------
         Total liabilities and equity        $4,343,853          $16,886,886            $8,336,417       ($6,611,649)        $22,955,507
                                        =================    ==================    ===============    ===============    ================

--------------------------------------- ----------------- -- ------------------ -- --------------- -- --------------- -- ----------------

----- ---------------------------------- ------------- ------------------------------------------------------------------- ---------------
                                                                              Year ended February 28, 2001

                                         ------------- ------------------------------------------------------------------- ---------------
                                           Countrywide        Countrywide Home
       (Dollar amounts in thousands)          Credit             Loans, Inc.            Other
                                         Industries, Inc.                            Subsidiaries       Eliminations       Consolidated
---------------------------------------- ----------------- -- ------------------ -- --------------- -- --------------- -- ---------------
Statements of Earnings:

Revenues                                     ($    9,649)          $1,291,047            $794,846            ($2,405)          $2,073,839
Expenses                                           7,680              944,889             537,640             (2,405)           1,487,804
Provision for income taxes                        (6,324)             126,344              91,862                  -              211,882
Equity in net earnings of subsidiaries           385,158                    -                     -         (385,158)                   -
                                         -----------------    ------------------    ---------------    ---------------    ---------------
         Net earnings                           $374,153          $   219,814            $165,344          ($385,158)         $   374,153
                                         =================    ==================    ===============    ===============    ===============

---------------------------------------- ----------------- -- ------------------ -- --------------- -- --------------- -- ---------------

NOTE 22 – BUSINESS ACQUISITIONS

On November 30, 1999, the Company acquired all of the outstanding common stock of Balboa Life Insurance Company and Balboa Insurance Company (collectively “Balboa”) for a cash price of $448.2 million.

Balboa is a leading writer of credit-related insurance, specializing in creditor-placed auto and homeowners insurance. Balboa is licensed to underwrite in all 50 states.

The acquisition of Balboa was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. The fair value of identifiable assets acquired and liabilities assumed was $895 million and $859 million, respectively.

The results of operations for Balboa are included in the Company’s consolidated results of operations from December 1, 1999. The following table sets forth certain unaudited consolidated earnings data for the years ended February 29, 2000, and February 28, 1999, as if the acquisition of Balboa had been consummated March 1, 1998:

  ---- ------------------------------------------------- --- -------------------------------------------------------
                                                                           Year ended February 29(28),
                                                              ------------------ ---------------- ------------------
       (Dollar amounts in thousands, except per share data)           2000                               1999
  ---- ------------------------------------------------------ ------------------ ---------------- ------------------
       Statements of Earnings:                                                   (Unaudited)

         Revenues                                                  $2,193,550                          $2,245,253
         Net Earnings                                               $ 422,309                           $ 404,717
         Per Share
           Basic                                                        $3.73                               $3.63
           Diluted                                                      $3.62                               $3.46

  ---- ------------------------------------------------------ ------------------ ---------------- ------------------

In management’s opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at March 1, 1998.

In May 2001, the Company acquired all of the outstanding common stock of Treasury Bank for a cash price of $3.2 million. The acquisition of Treasury Bank was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. The fair value of identifiable assets acquired and liabilities assumed was $75.3 million and $72.6 million, respectively. The acquisition did not have a material impact on the Company’s earnings per share.

NOTE 23 – RELATED PARTY TRANSACTIONS

In July 1997, the Company sold the assets, operations and employees of Countrywide Asset Management Corporation, a then wholly owned subsidiary of the Company, to IndyMac Mortgage Holdings, Inc. (formerly INMC Mortgage Holdings, Inc.) (“INMC”). Countrywide Asset Management Corporation was formerly the manager of INMC. As consideration, the Company received 3,440,800 newly issued common shares of INMC.

After the sale, the Company entered an agreement with INMC whereby the Company and certain affiliates agreed to provide certain services to INMC during a transition period. During the ten month period ended December 31, 2001 and the year ended February 28, 2001, no such services were provided. During the year ended February 29, 2000, CHL received $3.9 million from INMC related to services provided in accordance with the agreement. Additionally, during the years ended February 28(29), 2001 and 2000 the Company received $ 2.1 million and $4.1 million, respectively, of net sublease income from INMC.

In January 2000, CHL sold its entire investment in IndyMac, Inc., which consisted of all of the outstanding common stock and 1% of the economic interest in IndyMac, Inc., to INMC for $1.8 million.

During the year ended February 29, 2000, the Company sold 780,000 shares of INMC common stock, which resulted in a pre-tax gain of $0.4 million.

In August 2000, the Company sold its remaining 3.6 million shares of INMC stock back to INMC at a price of $18.70 per share which resulted in a $4.9 million pre-tax gain.

During the year ended February 28, 2001, CHL sub-serviced mortgage loans originated by INMC, for which CHL received $2.0 million in sub-servicing fees. No such services were provided subsequent to that date.

During the years ended February 28(29), 2001 and 2000, the Company's broker-dealer subsidiary purchased $3,275.4 million and $872.6 million of MBS from INMC, respectively, and sold $1,504.6 million and $100.0 million of MBS to INMC, respectively. All of these transactions were done on the basis of fair market value.

NOTE 24 – LOAN SERVICING

Following is a summary of the Company's loan servicing portfolio:

   ----------------------------------------- ------------------------------ -- ------------------------------
   (Dollar amounts in millions)
   ----------------------------------------- ------------------------------ -- ------------------------------

   Composition of Servicing  Portfolio:            December 31, 2001                 February 28, 2001
                                             ------------------------------    ------------------------------
   FHA-Insured Mortgage Loans                          $  46,232.2                        $  47,307.5
   VA-Guaranteed Mortgage Loans                           15,855.4                           16,374.1
   Conventional Mortgage Loans                           242,001.3                          200,552.5
   Home Equity Loans                                      11,198.5                           10,736.7
   Sub-prime Loans                                        21,339.3                           18,629.3
                                             ------------------------------    ------------------------------
          Total Servicing Portfolio                     $336,626.7                         $293,600.1
                                             ==============================    ==============================

   Subserviced loans included above                       $9,086.4                           $8,641.0
                                             ==============================     =============================

   Delinquent Mortgage Loans (1):
       30 days                                            3.11%                               2.99%
       60 days                                            0.98%                               0.89%
       90 days or more                                    1.17%                               1.02%
                                             ------------------------------     -----------------------------
             Total Delinquencies                          5.26%                               4.90%
                                             ==============================     =============================
   Foreclosures Pending (1)                               0.69%                               0.64%
                                             ==============================     =============================

   Delinquent Mortgage Loans (1):
        Conventional                                      2.45%                               2.34%
        Government                                       12.14%                              11.16%
        Home Equity                                       1.48%                               1.36%
        Sub-Prime                                        14.42%                              11.79%
                                             ------------------------------     -----------------------------
          Total                                           5.26%                               4.90%
                                             ==============================     =============================

   Loans pending foreclosure (1):
        Conventional                                      0.30%                               0.28%
        Government                                        1.23%                               1.20%
        Home Equity                                       0.02%                               0.01%
        Sub-Prime                                         3.39%                               2.22%
                                             ------------------------------     -----------------------------
          Total                                           0.69%                               0.64%
                                             ==============================     =============================

   ----------------------------------------- ------------------------------ --- -----------------------------
(1)	Expressed as a percentage of the total number of loans serviced excluding subserviced loans and portfolios purchased at a discount due to their non-performing status.

Properties securing the mortgage loans in the Company's servicing portfolio are geographically disbursed. Following is a summary of the geographical distribution of loans included in the Company's servicing portfolio for states with more than five percent of the servicing portfolio (as measured by unpaid principal balance) at December 31, 2001:

                      -------------------------------- ---------------------------- ----------------
                                                         Unpaid Principal Balance
                                                              (in millions)           % Total
                                   State                                              Balance
                      -------------------------------- ---------------------------- ----------------

                      California                                  $88,842.0                 26%
                      Texas                                        19,095.5                  6%
                      Florida                                      18,150.0                  5%
                      Other states combined                       210,539.2                 63%
                      -------------------------------- ---------------------------- ----------------
                        Total                                    $336,626.7                100%

                      -------------------------------- ---------------------------- ----------------

As compensation for performance under its various loan-servicing contracts, the Company is paid a monthly service fee that is generally expressed as a percentage of the current unpaid principal balance of the underlying loans. The loan servicing contracts generally stipulate a base service fee of between 0.25% and 0.50% per annum. With regard to its servicing contracts with Fannie Mae, Freddie Mac, and GNMA, the Company can effectively retain a larger net service fee principally through its methods of securitization. In general, the larger the net servicing fee retained, the lesser the net cash proceeds received upon securitization. Therefore, the decision to retain net service fees above the contractual minimum amounts is based on the Company’s assessment of the underlying economics. As of December 31, 2001 the weighted average service fee, net of applicable guarantee fees, of the Company’s entire servicing portfolio (exclusive of sub-servicing) was 0.407% per annum.

In addition to net service fees, the Company is generally entitled to float benefits related to its collection of mortgagor principal, interest, tax, and insurance payments. The amount of float varies depending on the terms of the servicing contract and timing of receipt of payments from the mortgagors. The Company also is generally entitled to various fees that it collects associated with the mortgages such as late charges, prepayment penalties, and re-conveyance fees, among others. The Company also generally has the right to solicit the mortgagors for other products and services that it offers, such as insurance and second loans. The value of the net service fees and other related income in excess of the cost to service the loans (including the cost of advances discussed in the next paragraph) underlies the Company’s investment in MSRs.

As part of its loan servicing responsibilities, the Company is required to advance funds to cover delinquent scheduled principal and interest payments to security holders, as well as to cover delinquent tax and insurance payments to maintain the status of the loans. The Company had $472.9 million of such advances outstanding at December 31, 2001 included in other assets. Servicing advances are recoverable from either from the mortgagor, the insurer of the loan, or from the investor through the non-recourse provision of the loan servicing contract. When necessary a provision for losses is charged to earnings with a corresponding allowance for losses recorded to the allowance for losses. The amount of reserves related to servicing advances at December 31, 2001 is $44.3 million.

Conforming conventional loans are generally pooled by the Company and exchanged for securities guaranteed by Fannie Mae or Freddie Mac. Substantially all conventional loans securitized through Fannie Mae or Freddie Mac are sold, subject to certain representations and warranties on the part of the Company, on a non-recourse basis, whereby foreclosure losses are generally absorbed by Fannie Mae and Freddie Mac and not the Company. The Company also sells its non-conforming conventional loan production on a non-recourse basis. These loans are sold either on a whole-loan basis or in the form of “private-label” securities which generally require the Company to provide some form of credit enhancement, such as insurance, payment guarantees or senior/subordinated structures.

The Company securitizes its FHA-insured and VA-guaranteed mortgage loans through GNMA, Fannie Mae, or Freddie Mac. The Company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA. The Company is exposed to credit losses to the extent that the partial guarantee provided by the VA is inadequate to cover the total credit losses incurred. The expected credit losses related to VA-guaranteed mortgage loans is included in the valuation of the related MSRs.

While the Company does not generally retain primary credit risk with respect to the prime credit quality, first lien mortgage loans it sells, it does have potential liability under the representations and warranties it makes to purchasers and insurers of the loans. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan or indemnify the investor or insurer. If the Company is required to repurchase the mortgage loan or indemnify the investor or insurer, any subsequent loss on the mortgage loan will be borne by the Company.

Home equity and sub-prime loans are either sold on a whole-loan basis or in the form of securities backed by pools of these loans. When the Company securitizes these loans, the Company obtains an agency guarantee of timely and full payment of principal and interest, for which it pays a fee, or retains credit risk through retention of a subordinated interest or through a corporate guarantee of losses up to negotiated maximum amount. The Company’s maximum exposure to losses as of the end of the period is limited to the carrying value of its subordinated interest ($412.3 million at December 31, 2001) or to the negotiated limit of reimbursable losses under its corporate guarantee ($176.9 million at December 31, 2001) less related recorded reserves ($101.8 million at December 31, 2001). The carrying value of the subordinated interest includes, as a reduction in the anticipated cash flow, an estimate of losses. Management believes that the losses embedded in the subordinated interests and the reserve recorded related to the corporate guarantees are adequate to cover anticipated credit losses.

The following table summarizes the credit losses incurred for the ten months ended December 31, 2001.

             ----------------------------------------------------------------------------------------------------

                  (Dollar amounts in thousands)
                                                                                         Ten Months Ended
                                                                                        December 31, 2001
                                                                                     -------------------------

                  VA losses in excess of  VA guarantee                                           $  2,691
                  Repurchased or indemnified loans                                                 10,700
                  Subprime, with retained residual interest                                        22,340
                  Home Equity with retained residual interest                                       5,381
                  Subprime, with mortgage insurance and limited corporate guarantee
                                                                                                    2,514
                                                                                     -------------------------
                                                                                                  $43,626
                                                                                     =========================

             ----------------------------------------------------------------------------------------------------

NOTE 25 – COMMITMENTS AND CONTINGENCIES

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

Lease Commitments
The Company leases office facilities under lease agreements extending through December 2012. Future minimum annual rental commitments under these non-cancelable operating leases with initial or remaining terms of one year or more are as follows.

                   ------------------------------------------------- ------------------------------------------
                           Year ending December 31,                       (Dollar amounts in thousands)
                   ------------------------------------ ------------------------ ----------------- ------------

                                  2002                                                 $67,893
                                  2003                                                  56,918
                                  2004                                                  38,804
                                  2005                                                  28,211
                                  2006                                                  23,116
                               Thereafter                                               71,978
                                                                                 -----------------
                                                                                      $286,920
                                                                                 =================

                   ------------------------------------ ------------------------ ----------------- ------------

Rent expense was $48.6 million, $53.2 million and $57.2 million for the ten month period ended December 31, 2001, and for the years ended February 28(29), 2001 and 2000, respectively.

Restrictions on Transfers of Funds
The Company and certain of its subsidiaries are subject to regulatory and/or credit agreement restrictions which limit their ability to transfer funds to the Company through intercompany loans, advances or dividends. Pursuant to revolving credit facilities existing at December 31, 2001, the Company and CHL are required to maintain minimum consolidated net worth of $2.5 billion and $1.5 billion, respectively.

Mortgage Reinsurance
Countrywide has entered mortgage reinsurance agreements with several primary mortgage insurance companies. Under these agreements, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a pool of loans, subject to a cap, in exchange for a portion of the pools’ mortgage insurance premium. Approximately $216.5 billion of the conventional servicing portfolio is covered by such mortgage reinsurance agreements. Management believes it has adequate reserves in place to cover anticipated losses for this in the next year.

NOTE 26 – SUBSEQUENT EVENTS

On February 6, 2002, CHL renewed the $1.3 billion commitment to purchase delinquent FHA and VA loans. The renewed commitment expires on February 5, 2003.

As of February 27, 2002, CHL renewed a one-year revolving credit agreement, increasing the commitment from $1.1 billion to $1.5 billion. The new facility expires on June 15, 2002.

As of February 28, 2002, CHL has issued $1.5 billion in medium term notes under the Series K registration statement filed with the Securities and Exchange Commission on November 28, 2001.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COUNTRYWIDE CREDIT INDUSTRIES, INC.
BALANCE SHEETS
December 31, 2001 and February 28, 2001
(Dollar amounts in thousands)

                                                                 December 31, 2001       February 28, 2001
                                                                -------------------- --- -------------------
Assets

   Cash                                                         $          33          $            -
   Intercompany receivable                                            625,388                  434,764
   Investments in other financial instruments                         227,646                  363,205
   Investment in subsidiaries at equity in net assets               3,910,195                3,408,507
   Equipment and leasehold improvements                                    36                       38
   Other assets                                                       123,127                  137,339
                                                                --------------------     -------------------

              Total assets                                         $4,886,425               $4,343,853
                                                                ====================     ===================

Liabilities and Shareholders' Equity

   Note payable                                                   $   505,022              $   500,717
   Intercompany payable                                               235,913                  235,913
   Accounts payable and accrued liabilities                            57,848                   47,959
   Deferred income taxes                                                    -                        -
                                                                                         -------------------
                                                                --------------------
              Total liabilities                                       798,783                  784,589

   Common shareholders' equity
      Common stock                                                      6,135                    5,887
      Additional paid-in capital                                    1,506,853                1,307,679
      Accumulated other comprehensive loss                             49,467                  173,249
      Retained earnings                                             2,525,187                2,072,449
                                                                --------------------     -------------------
              Total shareholders' equity                            4,087,642                3,559,264
                                                                --------------------     -------------------

              Total liabilities and shareholders' equity           $4,886,425               $4,343,853
                                                                ====================     ===================

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued

COUNTRYWIDE CREDIT INDUSTRIES, INC.
STATEMENTS OF EARNINGS
For the ten months ended December 31, 2001 and the years ended February 28(29), 2001 and 2000
Dollar amounts in thousands)

                                                                     Ten Months          Year Ended           Year Ended
                                                                   Ended December       February 28,         February 29,
                                                                      31, 2001              2001                 2000
                                                                  ----------------     ----------------     ----------------

Revenue
   Interest earned                                                     $   5,588           $    1,308           $    1,281
   Interest charges                                                      (10,961)             (16,230)              (8,680)
                                                                  ----------------     ----------------     ----------------
      Net interest income                                                 (5,373)             (14,922)              (7,399)

   Gain on sale of subsidiary                                                  -                    -                4,424
   Dividend and other income                                              15,232                5,273                4,420
                                                                  ----------------     ----------------     ----------------
       Total revenue                                                       9,859               (9,649)               1,445

Expenses                                                                   6,804                7,680                3,614
                                                                  ----------------     ----------------     ----------------
   Earnings (loss) before income tax (provision) benefit and
equity in net earnings of subsidiaries                                     3,055              (17,329)              (2,169)

   Income tax provision (benefit)                                          1,180               (6,324)                (127)
                                                                  ----------------     ----------------     ----------------

   Earnings (loss) before equity in net earnings of subsidiaries           1,875              (11,005)              (2,042)
Equity in net earnings of subsidiaries                                   484,131              385,158              412,285
                                                                  ----------------     ----------------     ----------------

      NET EARNINGS                                                      $486,006             $374,153             $410,243
                                                                  ================     ================     ================

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

COUNTRYWIDE CREDIT INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
For the ten months ended December 31, 2001 and the years ended February 28(29), 2001 and 2000
(Dollar amounts in thousands)

                                                                           Ten Months          Year Ended           Year Ended
                                                                         Ended December       February 28,         February 29,
                                                                            31, 2001              2001                 2000
                                                                        ----------------     ----------------     ----------------

Cash flows from operating activities:
   Net earnings                                                               486,006             $374,153             $410,243
   Adjustments to reconcile net earnings to net cash
      provided (used) by operating activities:
        Earnings of subsidiaries                                             (484,132)            (385,158)            (412,285)
        Depreciation and amortization                                            (108)                  72                    5
        Decrease (increase) in other financial instruments                    135,559             (363,205)               -
        Decrease (increase) in other receivables and other assets             (98,048)             168,367              (18,110)
        Increase in accounts payable and accrued liabilities                    9,889                8,446                8,610
        Gain on sale of subsidiary                                              -                    -                   (4,424)
        Gain on sale of available-for-sale securities                           -                   (4,948)                (433)
                                                                        ----------------     ----------------     ----------------
           Net cash provided (used ) by operating activities                   49,166             (202,273)             (16,394)
                                                                        ----------------     ----------------     ----------------

Cash flows from investing activities:
   Net change in intercompany receivables and payables                       (190,514)            (537,250)             216,316
   Net change in investments in subsidiaries                                  (17,556)              97,362             (204,038)
    Proceeds from sales of subsidiary                                           -                    -                   21,053
   Proceeds from available-for-sale securities                                  -                   68,084               10,977
                                                                        ----------------     ----------------     ----------------
           Net cash (used) provided by investing activities                  (208,070)            (371,804)              44,308
                                                                        ----------------     ----------------     ----------------

Cash flows from financing activities:
   Increase in long term debt                                                   4,305              500,717                -
   Issuance of common stock                                                   190,653              119,266               16,449
   Cash dividends paid                                                        (36,021)             (45,906)             (45,215)
                                                                        ----------------     ----------------     ----------------
           Net cash provided (used) by financing activities                   158,937              574,077              (28,766)
                                                                        ----------------     ----------------     ----------------

              Net change in cash                                                   33                -                     (852)
Cash at beginning of year                                                           -                -                      852
                                                                        ----------------     ----------------     ----------------

Cash at end of year                                                     $          33          $     -              $        -

                                                                        ================     ================     ================

Supplemental cash flow information:
   Cash used to pay interest                                              $     3,721           $    1,571          $     5,015
    Unrealized gain (loss) on available-for-sale securities,
        net of tax                                                          $(123,782)            $206,483          $   (13,641)

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

COUNTRYWIDE CREDIT INDUSTRIES, INC.
STATEMENTS OF COMPREHENSIVE INCOME
For the ten months ended December 31, 2001 and the years ended February 28(29), 2001 and 2000
(Dollar amounts in thousands)

                                                                         Ten Months Ended
                                                                         December 31, 2001      Year Ended             Year Ended
                                                                                             February 28, 2001        February 29,
                                                                                                                          2000
                                                                         -----------------   -------------------    ------------------

NET EARNINGS                                                                   $486,006            $374,153               $410,243

Other comprehensive income, net of tax:
    Unrealized gains (losses) on available for sale
    securities:
       Unrealized holding gains (losses) arising
        during the period, before tax                                           (81,066)            361,811                (40,256)
      Income tax (expense) benefit                                               30,464            (131,699)                15,378
                                                                         -----------------   -------------------    ------------------
      Unrealized holding gains (losses) arising
        during the period, net of tax                                           (50,602)            230,112                (24,878)
       Less: reclassification adjustment for (gains) losses  included
        in net earnings, before tax                                            (117,238)            (37,153)               (18,182)
      Income tax expense (benefit)                                               44,058              13,524                  6,945
                                                                         -----------------   -------------------    ------------------
      Reclassification adjustment for gains included
        in net earnings, net of tax                                             (73,180)            (23,629)                11,237
                                                                         -----------------   -------------------    ------------------
Other comprehensive  income (loss)                                             (123,782)            206,483                (13,641)
                                                                         -----------------   -------------------    ------------------
COMPREHENSIVE INCOME                                                           $362,224            $580,636               $396,602
                                                                         =================   ===================    ==================

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the ten months ended December 31, 2001 and the years ended February 28(29), 2001 and 2000
(Dollar amounts in thousands)

                    Column A                 Column B                       Column C                       Column D            Column E
-------------------------------------   -------------------   -------------------------------------   --------------------   --------------
                                                                            Additions
                                            Balance at          Charged to            Charged                                   Balance
                                            beginning            costs and            to other                                  at end
                                            of period            expenses           accounts (2)        Deductions (1)         of period
-------------------------------------   -------------------   ----------------    -----------------    -------------------    -------------
Ten months ended December 31, 2001
    Allowance for losses                     $69,072               $51,878            ($1,300)               $29,117               $90,533
Year ended February 28, 2001
   Allowance for losses                      $72,372                $8,406               $  -                $11,706               $69,072
Year ended February 29, 2000
   Allowance for losses                      $73,366               $17,143               $  -                $18,137               $72,372

-------------------------------------
(1)	Actual losses charged against reserve, net of recoveries and reclassification.

(2)	Primarily represents loss indemnification proceeds received.

Exhibit List

          No.                                                           Description
      -------------     ------------------------------------------------------------------------------------------------------------

    +   10.57         The Company's Managing Director Incentive Plan effective March 1, 2001.

    +   10.58         Summary of financial counseling program of the Company.

        10.59         Amended and Restated Credit  Agreement as of the 27th day of February,  2002 by and among CHL, Royal Bank of
                      Canada,  Lloyds TSB Bank PLC,  Credit  Lyonnais New York  Branch,  Commerzbank  AG New York Branch,  and the
                      Lenders Party thereto.

        12.1          Computation of the Ratio of Earnings to Fixed Charges.

        21             List of subsidiaries.

        23             Consent of Grant Thornton LLP

+Constitutes a management contract or compensatory plan or arrangement.