Form 10-Q
period 2002-03-31
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 2002-05-15
CIK 25191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[   X   ]                      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                                           OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Yes X	No

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class Common Stock $.05 par value	Outstanding at May 10, 2002 123,591,985

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

                                                                                             (Unaudited)
                                                                                              March 31,           December 31,
                                                                                                 2002                 2001
                                                                                      ---------------------  ------------------

                                    A S S E T S
Cash                                                                                      $  2,112,941           $    495,414
Mortgage loans and mortgage-backed securities held for sale                                  7,010,400             10,369,374
Trading securities, at market value ($3,730,811 and  $2,225,454 pledged as
    collateral at March 31, 2002 and December 31, 2001, respectively)                        5,826,796              5,941,992
Securities purchased under agreements to resell                                              4,291,750              4,319,120
Mortgage servicing rights, net                                                               6,666,206              6,116,082
Investments in other financial instruments                                                   9,088,958              3,438,865
Property, equipment and leasehold improvements, net                                            458,641                447,022
Other assets                                                                                 7,158,710              6,088,935
                                                                                      ---------------------  ------------------
    Total assets                                                                          $ 42,614,402            $37,216,804
                                                                                      =====================  ==================

Borrower and investor custodial accounts
    (segregated in special accounts - excluded from corporate assets)                     $  9,652,495           $ 10,955,289
                                                                                      =====================  ==================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                                                             $ 17,573,739           $ 16,549,999
Securities sold under agreements to repurchase                                              10,529,090              9,452,852
Bank deposit liabilities                                                                     2,231,749                675,480
Drafts payable issued in connection with mortgage loan closings                              1,037,352              1,283,947
Accounts payable and accrued liabilities                                                     4,916,858              2,851,630
Income taxes payable                                                                         1,623,777              1,815,254
                                                                                      ---------------------  ------------------
    Total liabilities                                                                       37,912,565             32,629,162

Commitments and contingencies                                                                     -                       -

Company-obligated mandatorily redeemable capital trust pass-through securities of subsidiary trusts holding solely Company guaranteed related subordinated debt
                                                                                               500,000                500,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value; issued and
    outstanding, none                                                                             -                       -
Common stock - authorized, 240,000,000 shares of $0.05 par value; issued and outstanding, 123,074,777 shares and 122,705,532 shares at
    March 31, 2002 and December 31, 2001, respectively                                           6,154                  6,135
Additional paid-in capital                                                                   1,520,593              1,506,853
Accumulated other comprehensive income/(loss)                                                   (4,717)                49,467
Retained earnings                                                                            2,679,807              2,525,187
                                                                                      ---------------------  ------------------
    Total shareholders' equity                                                               4,201,837              4,087,642
                                                                                      ---------------------  ------------------
    Total liabilities and shareholders' equity                                            $ 42,614,402           $ 37,216,804
                                                                                      =====================  ==================

Borrower and investor custodial accounts                                                 $   9,652,495           $ 10,955,289
                                                                                      =====================  ==================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

                                                                                                    Three Months Ended
                                                                                 ---------------------------------------------------------

                                                                                       March 31, 2002              February 28, 2001
                                                                                 ---------------------------  ----------------------------
Revenues
   Loan origination fees                                                                 $237,353                      $124,675

   Gain on sale of loans                                                                  397,756                       177,825

   Interest earned                                                                        520,448                       376,670
   Interest charges                                                                      (317,612)                     (376,413)
                                                                                 ---------------------------  ----------------------------
      Net interest earned                                                                 202,836                           257

   Loan servicing fees                                                                    438,653                       330,716
    Amortization & impairment/recovery of  mortgage servicing rights,
     net of servicing hedge                                                              (576,411)                     (203,303)
                                                                                 ---------------------------  ----------------------------
      Net loan servicing fees                                                            (137,758)                      127,413

   Net insurance premiums earned                                                          116,320                        74,472
   Commissions and other revenue                                                           98,850                        48,455
                                                                                 ---------------------------  ----------------------------
      Total revenues                                                                      915,357                       553,097

Expenses
   Salaries and related expenses                                                          391,429                       224,581
   Occupancy and other office expenses                                                     94,447                        67,284
   Marketing expenses                                                                      18,133                        14,247
   Insurance net losses                                                                    51,257                        28,566
   Other operating expenses                                                                93,997                        55,151
                                                                                 ---------------------------  ----------------------------
      Total expenses                                                                      649,263                       389,829
                                                                                 ---------------------------  ----------------------------

Earnings before income taxes                                                              266,094                       163,268
   Provision for income taxes                                                              98,535                        59,022
                                                                                 ---------------------------  ----------------------------

NET EARNINGS                                                                             $167,559                      $104,246
                                                                                 ===========================  ============================

Earnings per share
   Basic                                                                                    $1.36                         $0.89
   Diluted                                                                                  $1.32                         $0.85

The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2002
(UNAUDITED)
(Dollar amounts in thousands)

                                                                                                 Accumulated
                                                                              Additional            Other
                                               Number           Common         Paid-in-          Comprehensive          Retained
                                              of Shares         Stock          Capital           Income (Loss)          Earnings           Total
                                           ----------------  ------------- ----------------- --------------------  ----------------  -------------------

Balance at December 31, 2001               122,705,532          $6,135     $1,506,853             $49,467           $2,525,187          $4,087,642
Cash dividends paid - $0.10 per common
    share                                       -                 -             -                    -                 (12,939)            (12,939)
Stock options exercised                        291,120              15          6,189                -                  -                    6,204
Tax benefit of stock options exercised
                                                -                 -             2,412                -                  -                    2,412
Issuance of common stock                         7,116               1          2,216                -                  -                    2,217
Contribution of common stock to defined
    contribution employee savings plan
                                                71,009               3          2,923                -                  -                    2,926
Other comprehensive loss, net of tax
                                                -                 -             -                 (54,184)              -                  (54,184)
Net earnings for the period                     -                 -             -                    -                167,559              167,559
                                           ----------------  ------------- ----------------- --------------------- ----------------- -------------------
Balance at March 31, 2002                  123,074,777          $6,154     $1,520,593             ($4,717)         $2,679,807           $4,201,837
                                           ================  ============= ================= ===================== ================= ===================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

                                                                                   Three Months Ended
                                                                 -----------------------------------------------------------

                                                                           March 31, 2002                February 28, 2001
                                                                 ---------------------------  ------------------------------
Cash flows from operating activities:
   Net earnings                                                               $167,559                        $104,246
      Adjustments to reconcile net earnings to net cash
        provided by operating activities:
       (Gain) loss on sale of available-for-sale securities                      9,971                         (19,899)
        Impairment of other retained interests                                  25,431                          11,167
        Amortization and impairment/recovery of mortgage
        servicing rights                                                       245,976                         900,989
        Contribution of common stock to defined contribution
        employee savings plan                                                    2,926                               -
      Depreciation and other amortization                                       19,622                          17,815
      Income taxes payable                                                      71,013                          59,022

      Origination and purchase of loans held for sale                      (44,032,726)                    (20,470,859)
      Principal repayments and sale of loans                                47,391,700                      20,793,249
                                                                 ---------------------------  ------------------------------
          Decrease in mortgage loans and mortgage-backed
                securities held for sale                                     3,358,974                         322,390
      (Increase) decrease in trading securities                                115,196                        (679,855)
      (Increase) decrease in securities purchased under
           agreements to resell                                                 27,370                        (512,187)
      (Increase) decrease in other financial instruments                      (390,829)                        837,078
      Increase in other assets                                                (450,353)                       (705,472)
      Increase in accounts payable and accrued
           liabilities                                                       1,993,989                         127,655
                                                                 ---------------------------  ------------------------------
        Net cash provided by operating activities                            5,196,845                         462,949
                                                                 ---------------------------  ------------------------------
Cash flows from investing activities:
   Additions to mortgage servicing rights, net                                (796,100)                       (608,655)
   Additions to available-for-sale securities                               (7,543,032)                     (1,480,079)
    Proceeds from sale of available-for-sale securities                      2,164,199                          33,853
    Investment in bank portfolio loans                                        (858,264)                              -
   Purchase of property, equipment and leasehold
        improvements, net                                                      (25,420)                         (7,916)
                                                                 ---------------------------  ------------------------------
      Net cash used by investing activities                                 (7,058,617)                     (2,062,797)
                                                                 ---------------------------  ------------------------------
Cash flows from financing activities:
   Net increase in short-term borrowings                                     1,267,122                       1,026,580
   Issuance of long-term debt                                                1,850,000                         515,001
   Repayment of long-term debt                                              (1,192,500)                              -
     Net increase in bank deposit liabilities                                1,556,269                               -
   Issuance of common stock                                                     11,347                          81,264
   Payment of dividends                                                        (12,939)                        (11,754)
                                                                 ---------------------------  ------------------------------
        Net cash provided by financing activities                            3,479,299                       1,611,091
                                                                 ---------------------------  ------------------------------
Net increase in cash                                                         1,617,527                          11,243
Cash at beginning of period                                                    495,414                         124,903
                                                                 ---------------------------  ------------------------------
Cash at end of period                                                       $2,112,941                        $136,146
                                                                 ===========================  ==============================
Supplemental cash flow information:
   Cash used to pay interest                                                  $286,873                        $379,993
   Cash used to pay income taxes                                              $230,095                      $    3,068
Non-cash investing and financing activities:
   Unrealized (loss) gain on available-for-sale
           securities, net of tax                                             ($54,184)                       $165,294
   Contribution of common stock to defined contribution
        employee savings plan                                                   $2,926                  $            -

The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands)

                                                                                            Three Months Ended
                                                                          ----------------------------------------------------------

                                                                                   March 31, 2002                  February 28, 2001
                                                                          --------------------------  ------------------------------

NET EARNINGS                                                                          $167,559                         $104,246

Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on available for sale
securities:
       Unrealized holding gains (losses) arising
         during the period, before tax                                                (121,802)                         268,932
       Income tax (expense) benefit                                                     45,416                          (98,195)
                                                                          --------------------------  ------------------------------
       Unrealized holding gains (losses) arising
         during the period, net of tax                                                 (76,386)                         170,737
         Less: reclassification adjustment for (gains)    losses
         included in net earnings, before tax                                           35,402                           (8,732)
       Income tax benefit (expense)                                                    (13,200)                           3,289
                                                                          ---------------------------  -----------------------------
       Reclassification adjustment for
            (gains) losses included in net earnings, net of tax                         22,202                           (5,443)
                                                                          --------------------------  ------------------------------
Other comprehensive income (loss)                                                      (54,184)                         165,294
                                                                          --------------------------  ------------------------------

COMPREHENSIVE INCOME                                                                 $ 113,375                         $269,540
                                                                          ==========================  ==============================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in conformance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the transition period from March 1, 2001 to December 31, 2001 of Countrywide Credit Industries, Inc. (the “Company”).

Effective December 31, 2001, the Company changed its year-end from February 28 to December 31. For purposes of this Quarterly Report on Form 10-Q, the Company’s consolidated statements of earnings, consolidated statement of common shareholders’ equity, consolidated statements of cash flows, and consolidated statements of comprehensive income will consist of the quarter ended March 31, 2002 and the year-ago three-month period ended February 28, 2001. Management changed the reporting period to conform the Company’s reporting periods to those required by the Board of Governors of the Federal Reserve for regulatory reporting purposes. The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q will compare financial information for the quarter ended March 31, 2002 and the quarter ended February 28, 2001.

Certain amounts reflected in the consolidated financial statements for the three-month period ended February 28, 2001 have been reclassified to conform to the presentation for the three-month period ended March 31, 2002.

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share are determined using net earnings divided by the weighted-average shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The following table summarizes the basic and diluted earnings per share calculations for the three months ended March 31, 2002 and the three months ended February 28, 2001:

------------------------------------------------------------------------------------------------------------------------------------------------

                                                                                  Three Months Ended
                                        --------------------------------------------------------------------------------------------------------
                                                          March 31, 2002                                     February 28, 2001
                                        ---------------------------------------------------  ---------------------------------------------------
(Amounts in thousands, except per                                             Per-Share                                            Per-Share
    share data)                          Net Earnings         Shares            Amount        Net Earnings         Shares            Amount
                                                          ---------------------------------                    ---------------------------------
-------------------------------------   ----------------                                     ----------------

Net earnings                                 $167,559                                             $104,246
                                        ================                                     ================

Basic Earnings Per Share
Net earnings available to common
   shareholders                              $167,559           122,839              $1.36        $104,246          116,683               $0.89

Effect of dilutive stock options                    -             3,802                                  -            5,555
                                        ----------------  ---------------                    ----------------  ---------------

Diluted Earnings Per Share
Net earnings available to common
   shareholders                              $167,559           126,641              $1.32        $104,246          122,238               $0.85
                                        ================  ===============                    ================  ===============

------------------------------------------------------------------------------------------------------------------------------------------------

NOTE 3 - MORTGAGE SERVICING RIGHTS
The activity in mortgage servicing rights ("MSRs") is as follows:

                                                                                    Three Months Ended
                                                                 ---------------------------------------------------------
(Dollar amounts in thousands)                                                 March 31, 2002            February 28, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------
Mortgage Servicing Rights
     Balance at beginning of period                                          $   7,051,562                $   6,094,403
     Additions                                                                     796,100                      608,568
     Amortization                                                                 (257,731)                    (161,410)
     Hedge gains applied                                                                 -                     (665,440)
     Application of valuation allowance to write down
        impaired MSRs                                                             (225,768)                           -
                                                                 ----------------------------  ---------------------------
        Balance before valuation allowance at end of period
                                                                                 7,364,163                    5,876,121
                                                                 ----------------------------  ---------------------------

Valuation Allowance for  Impairment of Mortgage Servicing
        Rights
     Balance at beginning of period                                               (935,480)                     (34,234)
     Reductions (additions)                                                         11,755                      (74,139)
     Application   of   valuation   allowance  to  write  down
        impaired MSRs                                                              225,768                            -
                                                                 ----------------------------  ---------------------------
        Balance at end of period                                                  (697,957)                    (108,373)
                                                                 ----------------------------  ---------------------------
    Mortgage Servicing Rights, net                                           $   6,666,206                $   5,767,748
                                                                 ============================  ===========================

--------------------------------------------------------------------------------------------------------------------------

The following table summarizes the Company’s estimate of amortization of the existing MSR asset for the five-year period ending March 31, 2007. This projection was developed using the assumptions made by management in its valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio behavior changes, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

-------------------------------------------------------------------------
Year ending March 31,                           (Dollar amounts in thousands)
--------------------------------------------  -----------------------------------

     2003                                                  $ 1,008,784
     2004                                                      924,999
     2005                                                      798,934
     2006                                                      681,842
     2007                                                      584,074
                                              ---------------------------
       Five year total                                     $ 3,998,633
                                              ===========================

-------------------------------------------------------------------------

NOTE 4 – TRADING SECURITIES Trading securities at March 31, 2002 and December 31, 2001 includes the following:

    (Dollar amounts in thousands)                      March 31, 2002              December 31, 2001
-----------------------------------------------  ----------------------------  ---------------------------

     Mortgage-backed securities:
        Fixed-rate                                          $ 4,361,154                      $ 4,785,644
        Adjustable-rate                                         253,907                          333,913
                                                              4,615,061                        5,119,557
     Collateralized mortgage obligations                        818,526                          472,847
     Agency debentures                                          274,191                          283,170
     Other                                                      119,018                           66,418
                                                 ----------------------------  ---------------------------
                                                            $ 5,826,796                      $ 5,941,992
                                                 ============================  ===========================

----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------

NOTE 5 – INVESTMENTS IN OTHER FINANCIAL INSTRUMENTS
Investments in other financial instruments at March 31, 2002 and December 31, 2001 includes the following:

(Dollar amounts in thousands)                                              March 31, 2002              December 31, 2001
---------------------------------------------------------------  ----------------------------  --------------------------

Servicing hedge instruments:
     Principal-only securities                                               $ 3,294,874                  $     840,062
     Derivative instruments                                                      115,104                        256,129
                                                                 ----------------------------  --------------------------
                                                                               3,409,978                      1,096,191

Home equity line of credit senior security                                     2,583,909                              -

Other interests retained in securitization:
     Sub-prime AAA interest-only securities                                      499,736                        493,009
     Interest-only and principal-only securities                                 232,008                        220,852
     Home equity line of credit transferor's interest                            134,726                        139,468
      Home equity line of credit AAA
       interest-only security                                                    124,185                              -
     Home equity line of credit residual securities                              122,602                        150,802
     Sub-prime residual securities                                                83,517                        122,000
     Other                                                                        49,265                         58,461
                                                                 ----------------------------  --------------------------
        Total other interests retained in securitization                       1,246,039                      1,184,592

Insurance and Banking Segments' investment portfolios:
     Collateralized mortgage obligations                                       1,277,078                        300,219
     Mortgage-backed securities                                                  239,946                        578,737
     Corporate securities                                                        239,189                         99,595
     United States Treasury securities and obligations of
       United States Government corporations and agencies
                                                                                  88,659                        165,192
     Other                                                                         4,160                         14,339
                                                                 ----------------------------  --------------------------
        Total                                                                $ 9,088,958                    $ 3,438,865
                                                                 ============================  ==========================

-------------------------------------------------------------------------------------------------------------------------

Amortized cost and fair value of available-for-sale securities at March 31, 2002 and December 31, 2001 are as follows:

                                                                                            March 31, 2002
                                                            ------------------------------------------------------------------------------------
                                                                                         Gross                Gross
                                                                 Amortized            Unrealized            Unrealized               Fair
 (Dollar amounts in thousands)                                      Cost                 Gains                Losses                Value
----------------------------------------------------------  --------------------  -------------------  --------------------  --------------------

 Home equity line of credit senior security                      $2,481,121              $102,788        $           -             $2,583,909
 Principal-only securities                                        3,444,170                      -           (149,296)             3,294,874
 Collateralized mortgage obligations                              1,285,376                   408               (8,706)             1,277,078
 Other interests retained in securitization                       1,185,503                61,411                 (875)             1,246,039
 Mortgage-backed securities                                         240,195                 2,542               (2,791)               239,946
 Corporate securities                                               242,507                 4,493               (7,811)               239,189
 United States Treasury securities and obligations of
     United States Government corporations and agencies
                                                                     92,401                 1,029               (4,771)                88,659
 Other                                                                4,110                    89                  (39)                 4,160
                                                            --------------------  -------------------  --------------------  --------------------
                                                                 $8,975,383              $172,760            ($174,289)            $8,973,854
                                                            ====================  ===================  ====================  ====================

-------------------------------------------------------------------------------------------------------------------------------------------------

                                                                                           December 31, 2001
                                                            --------------------------------------------------------------------------------------
                                                                                         Gross                 Gross
                                                                 Amortized             Unrealized            Unrealized               Fair
(Dollar amounts in thousands)                                       Cost                 Gains                 Losses                Value
----------------------------------------------------------  --------------------  --------------------  --------------------  --------------------

Other interests retained in securitization                       $1,078,745              $105,902                  ($55)            $1,184,592
Principal-only securities                                           852,174                 6,767               (18,879)               840,062
Mortgage-backed securities                                          578,341                 4,409                (4,013)               578,737
Collateralized mortgage obligations                                 300,828                   301                  (910)               300,219
United States Treasury securities and obligations of
     United States Government corporations and agencies
                                                                    167,040                 2,140                (3,988)               165,192
Corporate securities                                                 94,131                 6,936                (1,472)                99,595
Other                                                                13,726                   613                     -                 14,339
                                                            --------------------  --------------------  --------------------  --------------------
                                                                 $3,084,985              $127,068              ($29,317)            $3,182,736
                                                            ====================  ====================  ====================  ====================

--------------------------------------------------------------------------------------------------------------------------------------------------

NOTE 6 – OTHER ASSETS
Other assets at March 31, 2002 and December 31, 2001 includes the following:

(Dollar amounts in thousands)                                              March 31, 2002              December 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

 Loans:
     Defaulted FHA-insured and VA-guaranteed loans
         repurchased                                                          $ 1,942,176                   $ 1,726,569
     Mortgage loans held for investment                                         1,057,051                       186,836
       Warehouse lending advances secured by mortgage loans
                                                                                  948,627                     1,410,845
     Delinquent and defaulted loans purchased                                     556,189                       532,467
                                                                 ----------------------------  ---------------------------
                                                                                4,504,043                     3,856,717

Reimbursable servicing advances                                                   496,541                       472,864
Receivables from sale of securities                                               485,407                             -
Securities broker-dealer receivables                                              411,409                       590,813
Derivative margin accounts                                                        168,402                        83,660
Capitalized software                                                              166,052                       162,370
Prepaid expenses                                                                  154,725                       171,878
Interest receivable                                                               102,013                       115,501
Other assets                                                                      670,118                       635,132
                                                                 ----------------------------  ---------------------------
                                                                              $ 7,158,710                   $ 6,088,935
                                                                 ============================  ===========================

--------------------------------------------------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE
Notes payable consists of the following:

--------------------------------------------------------------------------------------------------------------------------

(Dollar amounts in thousands)                                              March 31, 2002               December 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Medium-term notes, various series:
   Fixed-rate                                                              $ 10,287,368                     $  9,410,450
   Floating-rate                                                              4,534,623                        4,900,280
                                                                 ----------------------------  ---------------------------
      Total medium-term notes                                                14,821,991                       14,310,730

Commercial paper                                                              1,892,108                        1,388,538
Convertible debentures                                                          506,283                          505,022
Subordinated notes                                                              200,000                          200,000
Federal Home Loan Bank ("FHLB") advances                                        150,000                           75,000
Unsecured notes payable                                                               -                           67,116
Other notes payable                                                               3,357                            3,593
                                                                 ----------------------------  ---------------------------
                                                                           $ 17,573,739                     $ 16,549,999
                                                                 ============================  ===========================

--------------------------------------------------------------------------------------------------------------------------

Medium-Term Notes
During the three months ended March 31, 2002, Countrywide Home Loans, Inc. (“CHL”), the Company’s mortgage banking subsidiary, issued medium-term notes under shelf registration statements or pursuant to its Euro medium-term note program as follows:

-----------------------------------------------------------------------------------------------------------------------------------------------

                                      Outstanding Balance                          Interest Rate                      Maturity Date
                       ---------------------------------------------------   ---------------------------   ------------------------------------
 (Dollar amounts in        Floating           Fixed
     thousands)              Rate              Rate            Total            From            To               From                To
---------------------  -----------------  ---------------  ---------------   ------------  -------------   ------------------  ----------------

    Series K                  $125,000        $1,650,000     $1,775,000          1.82%         7.00%          January 2003      January 2022

-----------------------------------------------------------------------------------------------------------------------------------------------

As of March 31, 2002, $1.2 billion of foreign currency-denominated notes were outstanding. Such notes are denominated in Japanese Yen, Deutsche Marks, French Francs, Portuguese Escudos, and Euros. The Company has executed currency swap transactions that effectively translate the foreign currency-denominated medium-term notes into borrowings denominated in United States Dollars.

During the three months ended March 31, 2002, CHL redeemed $1.2 billion of maturing medium-term notes.

Of the $1.7 billion of fixed-rate medium term notes issued by the Company during the three months ended March 31, 2002, $650 million was effectively converted to floating-rate borrowings using interest rate swap contracts.

NOTE 8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its Loan Production Sector with its Loan Servicing Sector, which are counter cyclical in nature. In addition, the Company utilizes various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its commitments to extend credit (“Committed Pipeline”), mortgage loan inventory and MBS held for sale (“Mortgage Inventory”), trading securities, MSRs, and other retained interests as well as a portion of its debt. The overall objective of the Company’s interest rate risk management policies is to reduce the impact on reported earnings caused by changes in the values of these items resulting from changes in interest rates.

To moderate the effect on earnings of MSR impairment that may result from increased current and projected prepayment activity that generally occurs when interest rates decline, the Company maintains a portfolio of financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the “Servicing Hedge”). During the three month period ended March 31, 2002, the Company accounted for these derivative instruments as “free-standing” derivatives. As such, the change in fair value of these derivative instruments was recorded in current period earnings as a component of amortization and impairment/recovery of mortgage servicing rights, net of servicing hedge.

The financial instruments that comprise the Servicing Hedge include options on interest rate futures and MBS, interest rate swaptions, interest rate floors, interest rate caps, interest rate swaps, and principal-only securities. With respect to the interest rate floors, options on interest rate futures and MBS, interest rate caps and swaptions, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. With respect to the interest rate swap contracts outstanding as of March 31, 2002, the Company estimates that its maximum exposure to loss over the contractual terms is $0.4 million.

To moderate the risk that a change in interest rates will result in a decline in the value of Committed Pipeline or Mortgage Inventory, the Company executes hedging transactions. The Mortgage Inventory is hedged with forward contracts for the sale of loans and net sales of MBS, including options to sell MBS where the Company can exercise the option on or before the anticipated settlement date of the MBS. Substantially all of the Mortgage Inventory hedge is designed to qualify as a “fair value” hedge. For the three months ended March 31, 2002, the Company recognized a pre-tax gain of $5.8 million, representing the ineffective portion of such fair value hedges of Mortgage Inventory. This amount is included in gain on sale of loans in the statement of earnings.

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

To convert its fixed-rate medium term notes to London Inter-bank Offer Rate (“LIBOR”)-indexed floating-rate debt and to convert a portion of its foreign currency fixed-rate medium term notes to United States dollar-denominated, LIBOR-indexed floating-rate debt, the Company executes foreign currency and basis swaps. These transactions are designed as fair value hedges. For the three months ended March 31, 2002, the Company recognized a pre-tax gain of $2.6 million, representing the ineffective portion of such fair value hedges of medium-term notes. This amount is included in interest charges in the statement of earnings.

The Company executes interest rate swap contracts to convert a portion of its floating-rate medium-term notes to fixed-rate debt and convert a portion of its foreign currency floating-rate medium-term notes to United States dollar-denominated fixed-rate debt. These transactions are accounted for as “cash flow” hedges. For the three months ended March 31, 2002, the Company recognized a pre-tax loss of $12 thousand, representing the ineffective portion of such cash flow hedges. As of March 31, 2002 the amount of deferred net gains or losses on derivative instruments included in other comprehensive income totaled $2 thousand, net of applicable income taxes. The amount that is expected to be reclassified into earnings during the next twelve months will depend on changes in values of the currencies in which the borrowings are denominated. The amount that is expected to be reclassified to earnings is not material.

Countrywide Securities Corporation uses derivatives to manage interest-rate risk inherent in its trading activities. These instruments include MBS mandatory forward sale and purchase commitments as well as short sales of cash market United States Treasury securities, futures contracts, interest rate swap contracts, and swaptions. All such derivatives are accounted for as “free-standing” and as such are carried at fair value with changes in fair value recorded in current period earnings as a component of gain on sale of loans.

NOTE 9 - SEGMENTS AND RELATED INFORMATION
The Company has five business segments: Mortgage Banking, Insurance, Capital Markets, Global Operations, and Banking.

The Mortgage Banking Segment is comprised of three distinct sectors: Loan Production, Loan Servicing, and Loan Closing Services.

The Loan Production Sector of the Mortgage Banking Segment originates mortgage loans through the Company’s retail branch network (“Consumer Markets Division”) and Full Spectrum Lending, Inc.; through mortgage brokers (“Wholesale Lending Division”); and through correspondent lending (“Correspondent Lending Division”), which buys loans from other financial institutions. The Loan Servicing Sector of the Mortgage Banking Segment includes investments in MSRs and other financial interests retained in securitization as well as the underlying domestic mortgage loan servicing and subservicing operations. The Loan Closing Services Sector of the Mortgage Banking Segment is comprised of the LandSafe companies, which provide credit reports, residential real estate appraisals, title reports and flood determinations to the Company’s Loan Production Sector and to third parties.

The Insurance Segment is comprised of Balboa Life and Casualty Group, a national provider of property, life, and liability insurance, Second Charter Reinsurance Company, a primary mortgage reinsurance company, Countrywide Insurance Services, Inc., a national insurance agency offering a full menu of insurance products directly to consumers and DirectNet Insurance Agency, a company which provides turnkey and customized personal insurance solutions to consumers on behalf of other financial services institutions.

The Capital Markets Segment includes the operations of Countrywide Securities Corporation, a registered securities broker-dealer specializing in the secondary mortgage market, Countrywide Servicing Exchange, Countrywide Asset Management Corporation and CCM International Ltd.

The Global Operations Segment is comprised of Global Home Loans Limited, a provider of loan application processing and mortgage loan servicing in the United Kingdom, UKValuation Limited, a provider of property valuation services in the United Kingdom, Countrywide International Consulting Services, LLC, an international provider of mortgage services-related analytic and advisory services, and Countrywide International Technology Holdings Limited, a licensor of loan application processing, loan servicing, and residential real estate value assessment technology.

The Banking Segment is comprised of Treasury Bank, National Association (“Treasury Bank” or the “Bank”) and Countrywide Warehouse Lending.

Included in the tables below labeled “Other” are the holding company activities and certain reclassifications required to conform management reporting to the consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------------------------------------

                                                         For the three months ended March 31, 2002
----------------------------------------------------------------------------------------------------------------------------------------------------

                              Mortgage Banking                                        Diversified Businesses
----------------------------------------------------------------------------------------------------------------------------------------------------
               ----------------------------------------------- ----------------------------------------------------------------------- -------------

(Dollars are                            Closing                               Capital     Global                                           Grand
 in thousands)  Production   Servicing  Services     Total       Insurance    Markets   Operations    Banking     Other      Total         Total
-------------------------------------------------------------- ----------------------------------------------------------------------- -------------
Revenues
   External       $828,528   ($162,965)   $35,091     $700,654    $141,287      $42,528    $20,165     $16,190   ($5,467)    $214,703     $915,357

   Inter-segment   (42,101)          -          -      (42,101)          -       42,101           -          -         -       42,101            -
-------------------------------------------------------------- ----------------------------------------------------------------------- -------------

Total
  Revenues        $786,427   ($162,965)   $35,091     $658,553    $141,287      $84,629     $20,165    $16,190   ($5,467)    $256,804     $915,357
---------------=============================================== ======================================================================= =============

Segment
  Earnings
   (pre-tax)      $448,351   ($271,222)   $14,398     $191,527     $26,145      $39,533         $68    $10,221   ($1,400)     $74,567     $266,094
---------------=============================================== ======================================================================= =============

Segment
  Assets       $13,810,876 $11,871,411    $54,000  $25,736,287  $1,208,451  $11,345,920    $100,465 $3,882,943  $340,336  $16,878,115  $42,614,402
---------------=============================================== ======================================================================= =============

----------------------------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------------------------

                                                   For the three months ended February 28, 2001
---------------------------------------------------------------------------------------------------------------------------------------------------

                              Mortgage Banking                                        Diversified Businesses
---------------------------------------------------------------------------------------------------------------------------------------------------
               ----------------------------------------------- ----------------------------------------------------------------------- ------------

(Dollars are                           Closing                               Capital      Global                                          Grand
 in thousands)  Production  Servicing   Services     Total      Insurance    Markets    Operations   Banking     Other      Total         Total
-------------------------------------------------------------- ----------------------------------------------------------------------- ------------

Revenues
   External        $320,511    $94,990   $24,820      $440,321     $95,095      $17,193     $1,385      $1,184   ($2,081)    $112,776     $553,097

Inter-segment       (23,393)         -         -       (23,393)          -       23,393          -            -          -     23,393            -
-------------------------------------------------------------- ----------------------------------------------------------------------- ------------

Total
  Revenues         $297,118    $94,990   $24,820      $416,928     $95,095      $40,586     $1,385      $1,184   ($2,081)    $136,169     $553,097
---------------=============================================== ======================================================================= ============

Segment
  Earnings
   (pre-tax)        $91,010    $22,059   $11,531      $124,600     $23,901      $16,016       $873        $331   ($2,453)     $38,668     $163,268
---------------=============================================== ======================================================================= ============

Segment
  Assets         $4,854,892 $9,745,397   $32,554   $14,632,843  $1,011,437   $6,760,627    $46,467    $381,010  $123,123   $8,322,664  $22,955,507
---------------=============================================== ======================================================================= ============

---------------------------------------------------------------------------------------------------------------------------------------------------

NOTE 10 - REGULATORY AND AGENCY CAPITAL REQUIREMENTS
In connection with the acquisition of Treasury Bank, the Company became a bank holding company. As more fully discussed in the Company’s Transition Report on Form 10-K for the ten month period ended December 31, 2001, as a bank holding company, the Company is subject to regulatory capital requirements.

Regulatory capital is assessed for adequacy by three measures: Tier 1 Leverage Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital. Tier 1 Leverage Capital includes common shareholders’ equity and preferred stock that meet certain guidelines detailed in the capital regulations, less goodwill, the portion of MSRs not includable in regulatory capital (generally, the lesser of the carrying value of MSRs or 90% of market value) and other adjustments. Tier 1 Leverage Capital is measured with respect to average assets during the measured quarter. The Company is required to have a Tier 1 Leverage Capital ratio of 4.0% to be adequately capitalized and 5.0% to be well capitalized.

Tier 1 Risk-Based Capital includes common shareholders’ equity and preferred stock that meet certain guidelines detailed in the capital regulations, less goodwill, the portion of MSRs not includable in regulatory capital (generally, the lesser of the carrying value of MSRs or 90% of market value) and other adjustments. The Tier 1 Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the measured quarter. The Company is required to have a Tier 1 Risk-Based Capital ratio of 4.0% to be adequately capitalized and 6.0% to be well capitalized.

Total Risk-Based Capital includes preferred stock excluded from Tier 1 Capital, mandatory convertible debt, and subordinated debt that meets certain regulatory criteria. Total Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the measured quarter. The Company is required to have a Total Risk-Based Capital ratio of 8.0% to be adequately capitalized and 10.0% to be well capitalized.

The following table presents the actual capital ratios and amounts and minimum required capital ratios for the Company to maintain a “well-capitalized” status by the Board of Governors of the Federal Reserve at March 31, 2002 and at December 31, 2001:

                                                                     March 31, 2002                  December 31, 2001
                                                              -----------------------------     -----------------------------
                                             Minimum
(Dollar amounts in thousands)              Required(1)           Ratio          Amount            Ratio          Amount
----------------------------------------  ---------------     ------------  ---------------     -----------  ----------------

Tier 1 Leverage Capital                            5.00%            5.29%       $2,537,421           6.86%        $2,696,423
Risk-Based Capital
     Tier 1                                        6.00%           10.84%       $2,537,421          11.21%       $ 2,696,423
     Total                                        10.00%           13.00%       $3,042,409          12.82%       $ 3,083,706

-----------------------------------------------------------------------------------------------------------------------------

(1)      Minimum required to qualify as "well-capitalized"

The Company and CHL are required to maintain specified levels of shareholders’ equity to remain a seller/servicer in good standing by Fannie Mae, Freddie Mac, the United States Department of Housing and Urban Development, and Ginnie Mae. The equity requirements generally are tied to the size of the CHL’s servicing portfolio as detailed in the applicable agency’s capital requirements. At March 31, 2002, the Company and CHL’s equity requirements for these agencies ranged from $250,000 to $354 million. The Company had agency capital levels ranging from $1.8 billion to $3.8 billion at March 31, 2002.

NOTE 11 – LEGAL PROCEEDINGS
The Company and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to Countrywide’s businesses. Although it is difficult to predict the ultimate outcome of these proceedings, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

NOTE 12 – SUBSEQUENT EVENTS
On April 22, 2002, the Company declared a cash dividend of $0.13 per common share, including a non-recurring dividend of $0.03 per share for the month of December 2001, payable May 31, 2002, to shareholders of record on May 14, 2002.

NOTE 13 - SUMMARIZED FINANCIAL INFORMATION
Summarized financial information for Countrywide Credit Industries, Inc. and subsidiaries is as follows:

                                                                                   Balance Sheets at March 31, 2002
                                            ------------------------------------------------------------------------------------------------------
                                                Countrywide        Countrywide Home
                                                   Credit            Loans, Inc.             Other
(Dollar amounts in thousands)                 Industries, Inc.                           Subsidiaries         Eliminations        Consolidated
-------------------------------------------  -------------------  -------------------  ------------------  -------------------  ------------------

  Mortgage loans and mortgage-backed
      securities held for sale               $                                         $                   $
                                                            -        $   7,010,400                  -                     -        $   7,010,400
  Mortgage servicing rights, net                            -            6,666,206                  -                     -            6,666,206
  Other assets                                      5,008,487           11,418,818           20,718,352       (8,207,861)          28,937,796
-------------------------------------------  -------------------  -------------------  ------------------  -------------------  ------------------
      Total assets                               $  5,008,487         $ 25,095,424         $ 20,718,352        ($ 8,207,861)        $ 42,614,402
-------------------------------------------  ===================  ===================  ==================  ===================  ==================

  Company-obligated mandatorily
      redeemable capital trust
      pass-through securities                $              -     $                -     $      500,000    $              -        $     500,000

  Borrowings                                          742,196           17,938,997           13,726,544          (4,304,908)          28,102,829
  Other liabilities                                    64,454            5,240,083            4,524,248             (19,049)           9,809,736
  Equity                                            4,201,837            1,916,344            1,967,560          (3,883,904)           4,201,837
                                             -------------------  -------------------  ------------------  -------------------  ------------------
      Total liabilities and equity            $     5,008,487         $ 25,095,424         $ 20,718,352        ($ 8,207,861)        $ 42,614,402
-------------------------------------------  ===================  ===================  ==================  ===================  ==================

--------------------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------------------------

                                                                  Statements of Earnings for the three months ended March 31, 2002
                                           ------------------------------------------------------------------------------------------------------
                                                Countrywide       Countrywide Home
                                                  Credit            Loans, Inc.             Other
(Dollar amounts in thousands)                Industries, Inc.                           Subsidiaries         Eliminations        Consolidated
-------------------------------------------  ------------------  -------------------  ------------------  -------------------  ------------------

  Revenues                                            ($6,898)    $       518,437        $    417,825             ($14,007)            $915,357
  Expenses                                              2,111             399,330             261,829              (14,007)             649,263
  Provision for income taxes                           (3,378)             44,638              57,275                    -               98,535
  Equity in net earnings of subsidiaries              173,190                  -                   -              (173,190)                   -
                                             ------------------  -------------------  ------------------  -------------------  ------------------
           Net earnings                              $167,559            $74,469            $98,721              ($173,190)            $167,559
-------------------------------------------  ==================  ===================  ==================  ===================  ==================

-------------------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------------------------

                                                                            Balance Sheets at December 31, 2001
                                           ------------------------------------------------------------------------------------------------------
                                               Countrywide       Countrywide Home
                                                 Credit             Loans, Inc.      Other Subsidiaries
(Dollar amounts in thousands)               Industries, Inc.                                                Eliminations         Consolidated
------------------------------------------- ------------------   ------------------  -------------------  ------------------  -------------------

Mortgage loans and mortgage-backed
     securities held for sale               $              -          $10,369,374    $              -      $             -           $10,369,374
Mortgage servicing rights, net                             -            6,116,082                   -                    -           6,116,082
Other assets                                       4,886,425            7,266,979          13,861,281           (5,283,337)         20,731,348
------------------------------------------- ------------------   ------------------  -------------------  ------------------  -------------------
     Total assets                                 $4,886,425          $23,752,435         $13,861,281          ($5,283,337)        $37,216,804
------------------------------------------- ==================   ==================  ===================  ==================  ===================

Company-obligated mandatorily redeemable
     capital trust pass-through
     securities                             $              -     $              -       $     500,000      $             -       $     500,000

Borrowings                                           740,935           16,990,263           9,804,384           (1,532,731)         26,002,851
Other liabilities                                     57,848            4,341,398           2,232,565               (5,500)          6,626,311
Equity                                             4,087,642            2,420,774           1,324,332           (3,745,106)          4,087,642
                                            ------------------   ------------------  -------------------  ------------------  -------------------
     Total liabilities and equity                 $4,886,425          $23,752,435         $13,861,281          ($5,283,337)        $37,216,804
------------------------------------------- ==================   ==================  ===================  ==================  ===================

-------------------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------------------------

                                                                Statements of Earnings for the three months ended February 28, 2001
-------------------------------------------  ----------------------------------------------------------------------------------------------------
                                                Countrywide       Countrywide Home
                                                  Credit            Loans, Inc.             Other
(Dollar amounts in thousands)                Industries, Inc.                           Subsidiaries         Eliminations        Consolidated
-------------------------------------------  ------------------  -------------------  ------------------  -------------------  ------------------

Revenues                                           ($   2,985)          $ 331,316          $   224,962               ($196)         $   553,097
Expenses                                                1,665             239,950              148,410               ($196)             389,829
Provision for income taxes                             (1,697)             33,345               27,374                   -               59,022
Equity in net earnings of subsidiaries                107,226                   -                    -            (107,226)                   -
                                             ------------------  -------------------  ------------------  -------------------  ------------------
           Net earnings                              $104,273          $   58,021         $     49,178           ($107,226)         $   104,246
-------------------------------------------  ==================  ===================  ==================  ===================  ==================

-------------------------------------------------------------------------------------------------------------------------------------------------

NOTE 14 – RECENTLY ISSUED ACCOUNTING STANDARDS
In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). Effective for the Company for the year ended December 31, 2002, FAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, FAS 144 changes the scope and certain measurement requirements of existing accounting guidance. FAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. Implementation of FAS 144 did not have a material impact on the Company’s financial statements.

In January 2002, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 01-6 (“SOP 01-6”) effective for fiscal years beginning after December 15, 2001. SOP 01-6 enhances the accounting, presentation, and disclosure requirements for financing and lending activities. Implementation of SOP 01-6 did not have a material impact on the Company’s financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q represents an update to the more detailed and comprehensive disclosures included in the Company’s Transition Report on Form 10-K for the ten-month period ended December 31, 2001. As such, a reading of the Annual Report on Form 10-K is necessary to an informed understanding of the following discussions.

FORWARD-LOOKING STATEMENTS
The discussions in this Form 10-Q include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding management’s beliefs, estimates, projections, and assumptions with respect to future operations. Actual results and operations for any future period may vary materially from those projected herein and from past results discussed herein. Factors which could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

  Loss of investment grade rating,
  Severe real estate recession,
  Significant reduction in government support of homeownership,
  Loss of access to debt and equity markets,
  The level of, and direction of changes in interest rates,
  Competitive and general economic conditions in each of the Company's business segments,
  General economic conditions in the United States and abroad and in the domestic and international areas in which the Company does business,
  The availability of secondary markets for the Company's mortgage loan products,
  Ineffectiveness of the Company's hedging activities,
  The legal, regulatory and legislative environments in the markets in which the Company operates,
  Performance of the Company's securities, financial instruments and markets as a whole in response to world events,
  Loss in the value of unhedged assets, and
  Other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

Words like “believe”, “expect”, “should”, “may”, “could”, “anticipated”, “promising” and other expressions that indicate future events and trends identify forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

CHANGE IN FISCAL YEAR
Effective December 31, 2001, the Company changed its year-end from February 28 to December 31. For purposes of this Quarterly Report on Form 10-Q, the Company’s consolidated statements of earnings, consolidated statement of common shareholders’ equity, consolidated statements of cash flows, and consolidated statements of comprehensive income will consist of the quarter ended March 31, 2002 and the year-ago three-month period ended February 28, 2001. Management changed the Company’s year-end to conform its reporting periods with those required by the Board of Governors of the Federal Reserve for regulatory reporting purposes. The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q will compare financial information for the quarter ended March 31, 2002 and the quarter ended February 28, 2001.

GENERAL
The Company’s core business is residential mortgage banking. Historically, the vast majority of the Company’s earnings and capital investment was attributable to its mortgage banking business. In recent years, the Company has begun to significantly expand its operations beyond mortgage banking. With its entry into banking in 2001, the Company now has five business segments: Mortgage Banking, Insurance, Capital Markets, Global Operations, and Banking. This diversification was undertaken both to capitalize on meaningful synergies with the Company’s core Mortgage Banking business as well as to provide a steady source of earnings growth that is not as subject to the cyclical nature of the mortgage banking business. Although mortgage banking will remain the Company’s core business—and management remains optimistic about the Company’s prospects in mortgage banking—the Company expects its non-mortgage banking businesses to contribute a steadily increasing percentage of the Company’s overall earnings in the future.

The Company’s results of operations historically have been influenced primarily by the level of demand for residential mortgage loans, which is affected by external factors such as prevailing mortgage rates and the strength of the United States housing market.

CONSOLIDATED EARNINGS PERFORMANCE

Quarter Ended March 31, 2002 Compared to the Quarter Ended February 28, 2001

The Company’s diluted earnings per share for the quarter ended March 31, 2002 was $1.32, a 55% increase over diluted earnings per share for the quarter ended February 28, 2001. Net earnings increased 61% from the quarter ended February 28, 2001. This earnings performance was driven principally by the record level of mortgage loans produced by the Company—$44.0 billion—as compared to $20.5 billion for the year-ago period.

Industry-wide, mortgage originations eclipsed $2 trillion in calendar 2001 —another record number—driven in turn by record levels of refinance activity and housing activity in the United States. Especially with regard to refinances, this historic level of activity was stimulated by mortgage rates that reached forty-year lows. This record level of activity continued into the first three months of 2002.

The unprecedented demand for mortgages continued to drive not only record volumes but also record production margins. The combination of record volumes and record margins propelled loan production pre-tax earnings to $448.4 million for the quarter, an increase of $357.3 million from the year-ago period. The Company continued to increase the number of sales and processing staff in its loan production divisions to cope with the unprecedented demand. As volumes moderate, the incremental processing staff (consisting largely of temporary employees) will be reduced. However, the Company plans to continue building its sales staff despite any potential drop in loan origination volume as a primary means to grow purchase-money loan market share.

The Company continued to experience significant runoff from its servicing portfolio during the quarter ended March 31, 2002. This, coupled with the expectation of continued higher-than-normal runoff at quarter-end due to continued low mortgage rates, resulted in significant amortization of the Company’s MSRs for the quarter ended March 31, 2002. In addition, during the period, long-term U.S. Treasury rates rose while mortgage loan rates remained basically unchanged. This resulted in a net loss in the Servicing Hedge, as a significant component of the hedge was U.S. Treasury-based derivatives. The combination of these factors resulted in a loss for the Loan Servicing Sector of $271 million in the current quarter.

On a combined basis, owing to the dynamic balance between the Company’s mortgage loan production and mortgage loan servicing businesses, the Mortgage Banking Segment generated pre-tax earnings of $191.5 million for the quarter ended March 31, 2002, an increase of 54% from the quarter ended February 28, 2001.

The Company’s non-mortgage banking businesses also were significant contributors to the record earnings performance in the most recent period. In particular, the Capital Markets Segment had pre-tax earnings of $39.5 million, up from $16.0 million in the year-ago period. Capital Markets has grown its core franchise significantly over the last five years and is now among the top firms in its niche, the secondary mortgage market. This division continued to benefit from robust activity in the secondary mortgage market, as well as the favorable yield curve. In total, non-mortgage banking businesses contributed $74.6 million in pre-tax earnings for the quarter ended March 31, 2002 (28% of total pre-tax earnings), up from $38.7 million (24% of total pre-tax earnings) for the year-ago period. Management believes continued growth in the Company’s non-mortgage banking businesses will reduce the variability of its earnings caused by changes in mortgage interest rates.

OPERATING SEGMENT RESULTS

Quarter Ended March 31, 2002 Compared to the Quarter Ended February 28, 2001

The Company's pre-tax earnings by segment are summarized below.

                                                                                    Three Months Ended
                                                                 ---------------------------------------------------------

(Dollar amounts in thousands)                                          March 31, 2002               February 28, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Mortgage Banking:
    Loan Production                                                          $ 448,351                        $ 91,010
    Loan Servicing                                                            (271,222)                         22,059
    Loan Closing Services                                                       14,398                          11,531
                                                                 ----------------------------  ---------------------------
         Total Mortgage Banking                                                191,527                         124,600
---------------------------------------------------------------  ----------------------------  ---------------------------

Diversified Businesses:
    Insurance                                                                   26,145                          23,901
    Capital Markets                                                             39,533                          16,016
    Global Operations                                                               68                             873
    Banking                                                                     10,221                             331
    Other                                                                       (1,400)                         (2,453)
---------------------------------------------------------------  ---------------------------   ---------------------------
         Total Diversified Businesses                                           74,567                          38,668
---------------------------------------------------------------  ----------------------------  ---------------------------

Pre-tax earnings                                                             $ 266,094                       $ 163,268
---------------------------------------------------------------  ============================  ===========================

--------------------------------------------------------------------------------------------------------------------------

MORTGAGE BANKING SEGMENT
The Mortgage Banking Segment is comprised of three sectors: Loan Production, Loan Servicing, and Loan Closing Services. In general, the Loan Production and Loan Closing Services Sectors perform at their best when mortgage rates are low and loan origination volume is high. Conversely, the Loan Servicing sector performs well when mortgage rates are relatively high and loan prepayments are low. Consequently, given the continued low level of mortgage rates and high levels of mortgage originations and prepayments industry-wide during the current period, it follows that the Loan Production and Loan Closing Services Sectors again achieved combined record levels of earnings and the Loan Servicing Sector saw record losses. To moderate the cyclical nature of the mortgage banking business the Company strives to balance these sectors.

Loan Production Sector
The Loan Production Sector produces mortgage loans through three separate divisions of the Company’s principal subsidiary, CHL, and through Full Spectrum Lending, Inc.

The following table shows total loan volume by division:

--------------------------------------------------------------------------------------------------------------------------

                                                                                     Loan Production
                                                                                    Three Months Ended
                                                                 ---------------------------------------------------------

  (Dollar amounts in millions)                                          March 31, 2002              February 28, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

  Correspondent Lending Division                                                  $18,674                        $ 7,875
  Wholesale Lending Division                                                       13,189                          6,304
  Consumer Markets Division                                                        11,516                          5,851
  Full Spectrum Lending, Inc.                                                         654                            441
                                                                 ----------------------------  ---------------------------
                                                                                  $44,033                        $20,471
---------------------------------------------------------------  ============================  ===========================

--------------------------------------------------------------------------------------------------------------------------

The continued high demand for mortgages enabled the Loan Production Sector to achieve record profit margins. The Loan Production Sector continued to be capacity-constrained and margins (i.e., points and fees charged) were used again to regulate the volume. The resulting high levels of productivity kept per-unit costs low. In addition, the Company reinstituted sales of home equity loans during the quarter, generating a gain on sale of $36 million.

The 115% overall increase in loan production volume was driven largely by refinances, although notably purchase-money loans increased 61%. The increase in purchase-money loans is significant as this is the stable growth component of the mortgage market (refinances are driven largely by prevailing mortgage rates). All divisions contributed to the increase in purchase-money loans, with the Correspondent division experiencing slightly more of the increase than the Consumer and Wholesale Divisions. The Company increased its purchase-money mortgage loan market share from approximately 6.0% in the three months ended March 31, 2001 to approximately 8.0% in the three months ended March 31, 2002. Management attributes this increase to ongoing consolidation in the mortgage lending industry as well as to the Company’s strategic focus on the purchase-money mortgage loan market. This strategic focus is evidenced in part by the continued growth of the Company’s retail commissioned sales force, which increased by 1,073 employees from March 2001 to March 2002.

The following table summarizes loan production by purpose and by interest rate type:

                                                                                     Loan Production
                                                                                    Three Months Ended
                                                                 ---------------------------------------------------------

(Dollar amounts in millions)                                           March 31, 2002               February 28, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Purchase                                                                         $ 18,145                       $ 11,238
Refinance                                                                          25,888                          9,233
                                                                 ----------------------------  ---------------------------
                                                                                 $ 44,033                       $ 20,471
---------------------------------------------------------------  ============================  ===========================

Fixed Rate                                                                       $ 36,542                       $ 18,513
Adjustable Rate                                                                     7,491                          1,958
---------------------------------------------------------------  ----------------------------  ---------------------------
                                                                                 $ 44,033                       $ 20,471
                                                                 ============================  ===========================

--------------------------------------------------------------------------------------------------------------------------

As shown in the following table, the volume of non-traditional mortgages produced during the current period has increased 70% from the prior year:

                                                                            Non-Traditional Loan Production
                                                                                   Three Months Ended
                                                                 ---------------------------------------------------------

(Dollar amounts in millions)                                           March 31, 2002               February 28, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Sub-prime                                                                        $  1,980                       $  1,406
Home equity                                                                         2,349                          1,146
                                                                 ----------------------------  ---------------------------
                                                                                 $  4,329                       $  2,552
---------------------------------------------------------------  ============================  ===========================

--------------------------------------------------------------------------------------------------------------------------

These non-traditional mortgages are a key component of the Company’s overall diversification initiative.

The Company successfully retained a significant percentage of the customers who prepaid their mortgage during the period. The overall retention rate for the quarter was 35%; for retail customers the rate was 38%. Notably, 63% of the Consumer Market Division’s total loan production during the period was sourced from the Company’s servicing portfolio. The high retention rates during the period were due, in part, to the high level of refinances. The Company has been most successful retaining customers who refinance their existing mortgages in such an environment. During the quarter ended March 31, 2002, 85% of the Consumer Markets Division’s refinance loan volume was from existing mortgage customers. This synergy is a major source of value derived from the Company’s MSR investment.

Loan Servicing Sector
The Loan Servicing Sector reflects the performance of the Company’s investments in MSRs and other retained interests and associated hedges, as well as profits from sub-servicing activities in the United States. The Loan Servicing Sector also incorporates a significant processing operation, namely the approximately 4,000 employees that service the Company’s 3.3 million mortgage customers. How effectively this servicing operation drives down costs and increases ancillary income from the portfolio has a significant impact on the long-term performance of this sector.

The Loan Servicing Sector experienced record losses during the recent period that offset the record level of profits generated by the Loan Production Sector. This was not unexpected given the ongoing level of refinance activity that ensued, driven by mortgage rates that remained close to the forty-year lows reached during calendar 2001. The Company’s MSRs and other retained interests represent the present value of cash flow streams that are closely linked to the expected life of the underlying servicing portfolio. The continued high level of actual and forecasted prepayment activity resulted in amortization of $257.7 million during the current period, an increase of $96.3 million over the year ago period.

The sector recorded a loss in the Servicing Hedge during the current quarter of $330.4 million, resulting from option time value decay and an increase in long-term U.S. Treasury rates that underlay a significant component of the hedge. Recorded MSR impairment recovery was $11.8 million; the relatively small amount due largely to the fact that mortgage rates did not rise in tandem with U.S. Treasury rates. The fact that mortgage rates stayed low despite the increase in U.S. Treasury rates contributed to the record performance of the Loan Production Sector during the current quarter.

Despite the level of prepayments, the Company was able to increase its servicing portfolio to $355.0 billion at March 31, 2002, a 21% increase from February 28, 2001. At the same time, the overall weighted-average note rate was reduced from 7.8% to 7.3%.

The following table shows the weighted-average note rate by major loan type:

                                                                            Weighted Average Interest Rate
                                                               ---------------------------------------------------------

                                                                     March 31, 2002              February 28, 2001
-------------------------------------------------------------------------------------------  ---------------------------
Fixed-rate mortgages:
    Conventional                                                                7.2%                           7.5%
    FHA(1)/VA(2)                                                                7.5%                           7.7%
    Sub-prime                                                                   9.8%                          10.8%
    Home equity                                                                 9.8%                          10.4%
                                                               ----------------------------  ---------------------------
         Total fixed-rate mortgages                                             7.4%                           7.7%
-------------------------------------------------------------------------------------------  ---------------------------

Adjustable-rate mortgages:
    Conventional                                                                6.5%                           7.8%
    FHA/VA                                                                      7.0%                           8.2%
    Sub-prime                                                                   9.3%                          10.1%
    Home equity                                                                 5.6%                          10.3%
                                                                --------------------------- ----------------------------
         Total adjustable-rate mortgages                                        7.6%                           8.8%
-------------------------------------------------------------------------------------------  ---------------------------

                                                                                7.3%                           7.8%
---------------------------------------------------------------============================  ===========================

(1) Federal Housing Administration
(2) Department of Veteran Affairs
------------------------------------------------------------------------------------------------------------------------

Loan Closing Services Sector
This sector is comprised of the LandSafe companies that provide credit reports, flood determinations, appraisals, property valuation services, title reports, and home inspections primarily to the Loan Production Sector but increasingly to third parties as well. The Company’s integration of these previously out-sourced services has provided not only incremental profits but also increased overall levels of service and quality control.

Combined, the LandSafe companies produced $14.4 million in pre-tax earnings, a 25% increase over the year-ago period, driven by the growth in mortgage loan production. During the period, approximately 29% of LandSafe’s unit sales were from third parties. Management believes that percentage will rise in the future.

The following table shows the number of units processed during the respective periods:

                                                                                    Three Months Ended
                                                                 ---------------------------------------------------------

                                                                       March 31, 2002               February 28, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Credit reports                                                                    922,319                        511,511
Automated property valuation services                                             497,942                        278,541
Flood determinations                                                              354,371                        177,589
Appraisals                                                                         87,851                         66,109
Default title orders                                                                9,659                          7,987
Title reports                                                                       9,108                          7,935
Home inspection                                                                     2,323                          1,262
Other title and escrow services                                                     5,270                          6,245
                                                                 ----------------------------  ---------------------------
          Total                                                                 1,888,843                      1,057,179
---------------------------------------------------------------  ============================  ===========================

--------------------------------------------------------------------------------------------------------------------------

DIVERSIFIED BUSINESSES
To reduce the variability of earnings caused by changes in mortgage interest rates, the Company has expanded into non-mortgage banking businesses that leverage the mortgage banking platform. Pre-tax earnings from these diversified businesses increased $35.9 million in the quarter ended March 31, 2002 over the quarter ended February 28, 2001.

Insurance Segment
This segment consists of insurance carrier and agency operations. The carrier operations include Balboa Life and Casualty (“Balboa”), which is a national provider of property, life and liability insurance and Second Charter Reinsurance Company, which is a primary mortgage reinsurance company. Insurance Agency Operations consists primarily of Countrywide Insurance Services, Inc., which is a national insurance agency offering a full menu of insurance products directly to consumers, and DirectNet Insurance Agency, which provides turnkey and customized personal insurance solutions to consumers on behalf of other financial institutions.

Segment pre-tax earnings increased 9% over the year-ago period, to $26.1 million. Following are the pre-tax earnings by business line:

                                                                 Three Months Ended
                                              ----------------------------------------------------------

(Dollar amounts in thousands)                       March 31, 2002                February 28, 2001
--------------------------------------------  ----------------------------   ---------------------------

Carrier Operations                                            $ 22,436                       $ 20,522
Agency Operations                                                3,709                          3,379
                                              ----------------------------   ---------------------------
                                                              $ 26,145                       $ 23,901
--------------------------------------------  ============================   ===========================

--------------------------------------------------------------------------------------------------------

The carrier operations showed significant growth in their businesses, as reflected in the 30% increase in total policies in-force over the year-ago period. The resulting increase in net earned premiums was partially offset in the current quarter by increased salaries expense related to new hires needed to support planned future business growth, as well as by increased insurance losses due to an increase in voluntary lines as a percentage of total policies in-force. Management believes carrier operations will be able to leverage its current infrastructure in the future to increase marginal profits.

Following are the policies in-force for each business line:

 (Amounts in units)                                 March 31, 2002               February 28, 2001
---------------------------------------------------------------------   --------------------------

Carrier Operations                                      2,930,138                       2,251,613
Agency Operations                                         587,151                         514,454

--------------------------------------------------------------------------------------------------

The increase in carrier operations was attributable to growth in reinsurance and in lender-placed property hazard and voluntary homeowners’ product lines. The growth in voluntary insurance was achieved through penetration of the Company’s mortgage customer base through Countrywide Insurance Services, Inc., as well as increased third-party business. The growth in policies in-force resulted in a $42 million, or 56%, increase in earned premium from the quarter ended February 28, 2001 to the quarter ended March 31, 2002. During the current period, Balboa underwrote approximately 45% of the policies placed by Countrywide Insurance Services, Inc.

Capital Markets Segment
This segment’s activities include the operations of Countrywide Securities Corporation (“CSC”), a registered securities broker-dealer specializing in mortgage-related securities, Countrywide Asset Management Corporation, a manager of distressed real estate assets, and Countrywide Servicing Exchange, a broker of MSRs. The Capital Markets Segment (“CCM”) achieved record earnings of $39.5 million for the quarter, up 147% from the year-ago period. CCM capitalized on the robust secondary mortgage market, high price volatility, and low short-term interest rates that prevailed during the period. CSC’s total trading volume increased 69% to $439.8 billion. The following table shows the composition of CSC’s trading volume by instrument:

                                                                                    Three Months Ended
                                                                 ---------------------------------------------------------

 (Dollar amounts in millions)                                          March 31, 2002               February 28, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Mortgage-backed securities                                                      $ 413,894                      $ 250,950
Loans                                                                               8,261                          1,856
Asset-backed securities                                                             8,719                          6,221
Whole loans                                                                         6,506                            626
Other                                                                               2,415                            999
                                                                 ----------------------------  ---------------------------
                                                                              $   439,795                      $ 260,652
---------------------------------------------------------------  ============================  ===========================

--------------------------------------------------------------------------------------------------------------------------

Following is a breakdown of CCM's pre-tax earnings by company:

                                                                                    Three Months Ended
                                                                 ---------------------------------------------------------

(Dollar amounts in thousands)                                          March 31, 2002               February 28, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Countrywide Securities Corporation                                               $ 39,138                       $ 13,797
Countrywide Servicing Exchange                                                        650                            674
Countrywide Asset Management Corporation("CAMC")                                     (239)                         1,565
Other                                                                                 (16)                           (20)
                                                                 ----------------------------  ---------------------------
                                                                                 $ 39,533                       $ 16,016
---------------------------------------------------------------  ============================  ===========================

--------------------------------------------------------------------------------------------------------------------------

Approximately $9.3 million of CSC’s pre-tax earnings during the period resulted from trading $820 million of sub-prime mortgage loans. Management views this particular activity as highly opportunistic.

CAMC’s pre-tax loss is primarily the result of hedge losses. CAMC’s derivatives do not qualify for hedge accounting treatment and the resulting gains or losses must be recognized in current period earnings as opposed to being offset against the change in fair value of the hedged assets. Management expects that hedge losses will reverse or that the anticipated offsetting increase in value in the securitized loans will be realized as the securities are sold.

Global Operations Segment
The pre-tax earnings of Global Operations decreased from the year-ago period as a result of investments in infrastructure and business development efforts during the period.

Management believes Global Operations will be successful in attracting significant additional third party business in 2002. In anticipation, Global Operations is enhancing its infrastructure. Longer term, Management believes it will expand its international operations beyond the United Kingdom. Management believes the Company’s advanced mortgage technology and expertise create an extraordinary opportunity in developing mortgage markets around the globe.

Banking Segment
The Banking Segment commenced operations in calendar 2001. The segment achieved pre-tax earnings of $10.2 million for the current period. Following is the composition of pre-tax earnings by company:

                                                                                    Three Months Ended
                                                                 ---------------------------------------------------------

(Dollar amounts in thousands)                                          March 31, 2002               February 28, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Treasury Bank                                                                    $  6,018                       $      -
Countrywide Warehouse Lending ("CWL")                                               4,199                            760
Bank Holding Company                                                                    4                           (429)
                                                                 ----------------------------  ---------------------------
                                                                                  $10,221                          $ 331
---------------------------------------------------------------  ============================  ===========================

--------------------------------------------------------------------------------------------------------------------------

The Bank was acquired in May 2001 and was therefore not included in the February 2001 period’s results of operations. However, pre-tax earnings increased 382% or $4.8 million from the quarter ended November 30, 2001 due to growth in assets of $2.1 billion, consisting of approximately $830 million of mortgage loans, comprised primarily of home equity loans, along with the acquisition of $716 million of collateralized mortgage obligations. Asset growth was funded primarily by the transfer of mortgagor and investor impound accounts controlled by CHL from third party banks to the Bank, a capital contribution from Countrywide Credit Industries, Inc., FHLB advances, and growth in the Bank’s retail deposit base.

The Bank obtained regulatory approval of its three-year business plan in November 2001. The plan calls for the Bank to increase assets to $22 billion by 2004, primarily sourced through the Company’s mortgage banking operation. Likewise, a significant portion of the Bank’s liabilities will come from the mortgage banking operation, primarily in the form of impound accounts, as well as consumer deposits solicited from retail customers, including the mortgage banking customer base. Largely because of these synergies, management is confident the Company will achieve the Bank’s growth targets. At March 31, 2002, the Bank’s assets were $3.0 billion.

The Bank’s strategy entails holding loans in portfolio that historically would have been immediately securitized and sold in the secondary mortgage market by CHL. Management believes this strategy will increase earnings, as well as provide more stable earnings, over the long term. In the short term, reported profits will be impacted by the reduction in gains otherwise recognizable at time of sale. The extent to which the Bank generates long-term incremental profits on a consolidated basis will depend largely on how the Bank’s overall cost of funds compares to those costs implicit in securitization.

CWL’s secured loans outstanding were $0.9 billion at March 31, 2002. Management believes the synergy between CWL and the Correspondent Lending Division (the Company’s correspondent mortgage loan production division), as well as the ongoing reduction in supply of warehouse credit in the market, creates an opportunity for significant growth in CWL’s market share. How this will translate into growth in earnings is partly dependent on the degree of consolidation in the mortgage lending industry in the future.

DETAILED DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS

Quarter Ended March 31, 2002 Compared to the Quarter Ended February 28, 2001

Loan origination fee revenue and gain on sale of loans increased in the three months ended March 31, 2002 as compared to the three months ended February 28, 2001 due to increased loan production and improved loan sale margins on prime credit quality, first lien mortgages.

Gain on sale of loans is summarized below for the three months ended March 31, 2002 and February 28, 2001:

--------------------------------------------------------------------------------------------------------------------------

                                                                                    Three Months Ended

--------------------------------------------------------------         March 31, 2002               February 28, 2001
(Dollar amounts in thousands)
---------------------------------------------------------------  ----------------------------  ---------------------------

Prime credit quality, first lien mortgages                                      $ 268,321                       $ 39,309
Sub-prime mortgages                                                                77,109                         74,902
Home equity mortgages                                                              35,543                         34,065
Capital Markets                                                                    16,783                         29,549
                                                                 ----------------------------  ---------------------------
                                                                                $ 397,756                      $ 177,825
---------------------------------------------------------------  ============================  ===========================

--------------------------------------------------------------------------------------------------------------------------

In general, loan origination fee revenue and gain on sale of loans are affected by numerous factors including the volume and mix of loans produced and sold, origination and sale channel mix, the level of price competition, and changes in interest rates.

Net interest income is summarized below for the three months ended March 31, 2002 and February 28, 2001:

                                                                                     Three Months Ended

--------------------------------------------------------------         March 31, 2002               February 28, 2001
(Dollar amounts in thousands)
---------------------------------------------------------------  ----------------------------  ---------------------------

Net interest on mortgage loan and securities inventory                         $ 164,883                        $ 24,214
Net interest on Capital Markets Segment trading portfolio                         65,573                          11,275
Net interest on Banking Segment investments                                       12,025                           1,005
Net interest on Insurance Segment investments                                      7,447                           6,617
Net interest earned on custodial balances                                          3,095                          54,893
Interest expense related to servicing sector                                     (52,292)                        (99,271)
Other                                                                              2,105                           1,524
                                                                 ----------------------------  ---------------------------
    Net interest income                                                        $ 202,836                           $ 257
                                                                 ============================  ===========================

--------------------------------------------------------------------------------------------------------------------------

The increase in net interest income from the mortgage loan and securities inventory was primarily attributable to growth in average inventory levels combined with an increased net earnings rate during the three months ended March 31, 2002 driven by the steeper yield curve.

The increase in net interest earned on the Capital Markets net trading portfolio is due to increased trading activity and a relatively steep yield curve in the three months ended March 31, 2002, resulting in increased average balances and improved net earnings rate.

The increase in net interest income from banking investments was primarily attributable to year-over-year asset growth both in warehouse lending and Treasury Bank.

Interest earned on custodial balances decreased due to the decline in short term rates, partially offset by increased average custodial balances. Custodial balances increased due to increased payoff activity (this occurs because, depending upon the payoff date and the investor servicing agreement, the Company holds the payoff funds for periods ranging from two to 45 calendar days). The Company is obligated to pass through a portion of the payoff float benefit to certain MBS holders at security rates, which were significantly higher than the short-term rates earned by the Company.

Interest expense from mortgage-related investments in the Loan Servicing Sector decreased primarily from a decline in short-term rates, partially offset by an increase in the amounts financed.

The Company recorded MSR amortization for the quarter ended March 31, 2002 totaling $257.7 million compared to $161.4 million for the quarter ended February 28, 2001. The Company recorded recovery of previously-recorded MSR impairment of $11.8 million for the quarter ended March 31, 2002 compared to impairment of $739.6 million for the quarter ended February 28, 2001. The primary factors affecting the amount of amortization and impairment or impairment recovery of MSRs recorded in an accounting period are the level of prepayments during the period and the change, if any, in estimated future prepayments. The Company recorded impairment of other retained interests of $25.4 million and $11.2 million for the quarters ended March 31, 2002 and February 28, 2001, respectively.

The Company’s Servicing Hedge is intended to reduce the variability of reported earnings caused by changes in the value of the Company’s investment in MSRs and other retained interests that generally result from changes in interest rates. The Company recognized a net loss of $330.4 million and a net gain of $697.7 million from the Servicing Hedge for the quarters ended March 31, 2002 and February 28, 2001, respectively. The Company recorded unrealized losses of $137.2 million and unrealized gains of $105.3 million in accumulated other comprehensive income related to the available-for sale securities included in its Servicing Hedge for the quarters ended March 31, 2002 and February 28, 2001, respectively.

Salaries and related expenses are summarized below for the three months ended March 31, 2002 and February 28, 2001:

------------------------------------------------------------------------------------------------------------------------------

                                                                Three Months Ended March 31, 2002
                                     -----------------------------------------------------------------------------------------
                                          Mortgage              Diversified             Corporate
(Dollar amounts in thousands)              Banking              Businesses           Administration             Total
-----------------------------------  --------------------  ---------------------  --------------------   ---------------------

Base Salaries                               $ 129,480               $ 38,952              $ 34,221               $ 202,653

Incentive Bonus                               102,151                 30,761                 7,048                 139,960

Payroll Taxes and Benefits                     34,440                  6,139                 8,237                  48,816
                                     --------------------  ---------------------  --------------------   ---------------------

Total Salaries and Related
    Expenses                                $ 266,071               $ 75,852              $ 49,506               $ 391,429
                                     ====================  =====================  ====================   =====================

Average   Number   of   Employees,
    Including Temporary Workers                15,216                  3,461                2,293                   20,970
                                     ====================  =====================  ====================   =====================

------------------------------------------------------------------------------------------------------------------------------

                                                               Three Months Ended February 28, 2001
                                     -----------------------------------------------------------------------------------------
                                          Mortgage              Diversified             Corporate
(Dollar amounts in thousands)              Banking              Businesses           Administration             Total
-----------------------------------  --------------------  ---------------------  --------------------   ---------------------

Base Salaries                                 $92,072               $ 17,792              $ 27,006               $ 136,870

Incentive Bonus                                41,501                 12,600                 4,893                  58,994

Payroll Taxes and Benefits                     18,489                  3,623                 6,605                  28,717
                                     --------------------  ---------------------  --------------------   ---------------------
Total Salaries and Related
    Expenses                                $ 152,062               $ 34,015              $ 38,504               $ 224,581
                                     ====================  =====================  ====================   =====================

Average   Number   of   Employees,
    Including Temporary Workers                 9,767                  1,428                1,674                   12,869
                                     ====================  =====================  ====================   =====================

------------------------------------------------------------------------------------------------------------------------------

The amount of salaries increased during the three months ended March 31, 2002 as compared to the three months ended February 28, 2001 within the Mortgage Banking Segment. This increase was due to a significant increase in production volume and to growth in the loan servicing portfolio. To a lesser extent, increased activity in the Diversified Businesses, including consolidation of a previously non-consolidated European mortgage banking joint venture, also contributed to the increase in salaries. Incentive bonuses earned during the three months ended March 31, 2002, increased primarily due to an increase in production volume, additional commissioned sales personnel in the Loan Production Sector of the Mortgage Banking Segment and increased trading activity in the Capital Markets Segment.

Occupancy and other office expenses for the three months ended March 31, 2002 increased primarily to accommodate growth in the Loan Production Sector of the Mortgage Banking Segment and, to a lesser extent, to accommodate growth in the Diversified Businesses Segment.

Insurance net losses are attributable to claims in the Insurance Segment. Insurance losses were $51.3 million or 44% of net insurance premiums earned for the three months ended March 31, 2002 as compared to $28.6 million or 38% of net insurance premiums earned for the three months ended February 28, 2001. The increase in loss ratio is consistent with growth in Balboa’s voluntary homeowner’s business. In general, the level of losses recognized in any period is dependent on many factors, a primary driver being the occurrence of natural disasters.

Other operating expenses for the three months ended March 31, 2002 and February 28, 2001 are summarized below:

---------------------------------------------------------------------------------------------------------------------------

                                                                                    Three Months Ended
                                                                 ----------------------------------------------------------

(Dollar amounts in thousands)                                          March 31, 2002              February 28, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Insurance commission expense                                                      $26,364                        $16,536
Professional fees                                                                  17,427                          9,647
Bad debt expense                                                                   17,134                          7,009
Travel and entertainment                                                            8,556                          4,709
Data processing                                                                     6,546                          4,351
Insurance                                                                           3,400                          3,078
Taxes and licenses                                                                  3,134                          2,053
Other                                                                              11,436                          7,768
                                                                 ----------------------------  ---------------------------
                                                                                  $93,997                        $55,151
---------------------------------------------------------------  ============================  ===========================

--------------------------------------------------------------------------------------------------------------------------

During the three months ended March 31, 2002, insurance commission expense increased due to increases in the amount of insurance business underwritten. Professional fees increased primarily due to increased costs arising from the Company’s growth and diversification efforts. Bad debt expense increased during the period primarily due to growth and seasoning of the servicing portfolio. Bad debt expense consists primarily of losses arising from unreimbursed servicing advances, losses arising from repurchased or indemnified loans, and credit losses arising from VA-guaranteed loans. (See the “Credit Risk” section for further discussion.)

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its loan production and loan servicing operations, which are counter cyclical in nature. The Company also uses various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its committed pipeline, mortgage loan inventory and MBS held for sale, MSRs, mortgage-backed securities retained in securitizations, trading securities and debt securities. The overall objective of the Company’s interest rate risk management policies is to reduce the variability of reported earnings caused by changes in interest rates.

As part of its interest rate risk management process, the Company performs various sensitivity analyses that quantify the net financial impact of changes in interest rates on its interest rate-sensitive assets, liabilities and commitments. These analyses incorporate scenarios including selected hypothetical (instantaneous) parallel and non-parallel shifts in the yield curve. Various modeling techniques are employed to value the financial instruments. For mortgages, MBS and MBS forward contracts and collateralized mortgage obligations, an option-adjusted spread model is used. The primary assumptions used in this model are the implied market volatility of interest rates and prepayment speeds. For options and interest rate floors, an option pricing model is used. The primary assumption used in this model is implied market volatility of interest rates. MSRs and residual interests are valued using discounted zero volatility cash flow models. The primary assumptions used in these models are prepayment rates, discount rates and credit losses.

Using the sensitivity analyses described above, as of March 31, 2002, the Company estimates that a permanent 0.50% reduction in interest rates, all else being constant, would result in a $35.1 million after-tax loss related to its other financial instruments and MSRs and there would be no loss related to its trading securities. As of March 31, 2002, the Company estimates that this after-tax loss of $35.1 million is the largest such loss that would occur within the range of reasonably possible short-term interest rate changes. These sensitivity analyses are limited by the fact that they are performed at a particular point in time, are subject to the accuracy of various assumptions used, including prepayment forecasts, and do not incorporate other factors that would impact the Company’s overall financial performance in such a scenario. Consequently, the preceding estimates should not be viewed as a forecast.

An additional, albeit less significant, market risk facing the Company is foreign currency risk. The Company has issued foreign currency-denominated medium-term notes. The Company manages the foreign currency risk associated with such medium-term notes by executing currency swap transactions. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into notes denominated in U.S. Dollars, thereby eliminating the associated foreign currency risk (subject to the performance of the various counterparties to the currency swaps). As a result, potential changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

CREDIT RISK
In its mortgage banking operations, the Company generally securitizes and sells all of the loans it originates or purchases.

Conforming conventional loans are generally pooled by the Company and exchanged for securities guaranteed by Fannie Mae or Freddie Mac. In exchange for guarantee fees paid by the Company, and subject to certain representations and warranties, all conventional loans securitized through Fannie Mae or Freddie Mac are sold on a non-recourse basis whereby foreclosure losses are absorbed by Fannie Mae and Freddie Mac. The Company also sells its non-conforming conventional loan production on a non-recourse basis. These loans are sold either on a whole-loan basis or in the form of “private-label” securities which generally require the Company to provide some form of credit enhancement, such as insurance, third party payment guarantees or senior/subordinated structures.

The Company securitizes its FHA-insured and VA-guaranteed mortgage loans through GNMA, Fannie Mae, or Freddie Mac. The Company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA. Fees charged by the FHA and VA for assuming such risk are paid directly by the mortgagors. The Company is exposed to credit losses to the extent that the partial guarantee provided by the VA is inadequate to cover the total credit losses incurred.

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

Home equity and sub-prime loans are either sold on a whole-loan basis or in the form of securities backed by pools of these loans. When the Company securitizes these loans, either the Company obtains an agency guarantee of timely and full payment of principal and interest, for which it pays a fee, or retains credit risk through retention of a subordinated interest or through a corporate guarantee of losses up to negotiated maximum amount, subject to applicable purchased private mortgage pool insurance.

The Company’s related exposure to credit losses as of March 31, 2002 is limited to the carrying value of its subordinated interests ($341.8 million at March 31, 2002) or to the negotiated limit of reimbursable losses under its corporate guarantee ($197.7 million) less related reserves ($112.3 million). The carrying value of the subordinated interests includes, as a reduction in the anticipated cash flow, an estimate of credit losses, accruing to the subordinated interest. Management believes that the losses embedded in the subordinated interests and the liability recorded related to the corporate guarantees are adequate to cover anticipated credit losses.

The following table summarizes the credit losses incurred for the three months ended March 31, 2002 and February 28, 2001:

                                                                                    Three Months Ended
                                                                 ----------------------------------------------------------

              (Dollar amounts in thousands)                             March 31, 2002              February 28, 2001
---------------------------------------------------------------  -----------------------------  ---------------------------

   Sub-prime securitizations with retained residual interest                     $ 11,197                        $  7,158
   Sub-prime securitizations with mortgage insurance and
     limited corporate guarantee                                                    3,060                             292
   Repurchased or indemnified loans                                                 2,214                           1,278
   Home equity securitizations with retained residual interest                      1,116                           1,012
   VA losses in excess of  VA guarantee                                               682                           1,011
                                                                 -----------------------------  ---------------------------
                                                                                 $ 18,269                        $ 10,751
                                                                 =============================  ===========================

---------------------------------------------------------------------------------------------------------------------------

The Company provides mortgage reinsurance contracts to several primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a pool of loans, subject to a cap, in exchange for a portion of the pools’ mortgage insurance premium. Approximately $235.4 billion of conventional loans in the Company’s servicing portfolio are covered by such mortgage reinsurance contracts. Management believes it has adequate reserves in place to cover anticipated losses. The maximum exposure under these insurance contracts is limited to the trust assets held by Second Charter Reinsurance Company. At March 31, 2002, the total assets held in trust were $185.9 million.

At March 31, 2002, mortgage loans held for sale amounted to $7.0 billion. While the loans are in inventory, the Company bears credit risk after taking into consideration primary mortgage insurance, which is generally required for conventional loans with a loan-to-value ratio greater than 80%, FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

The Company also holds a portfolio of loans for investment, which amounted to $1.1 billion at March 31, 2002. The Company has retained credit risk on this portfolio of loans. Management believes the allowance for loan losses related to these loans is adequate at March 31, 2002.

LOAN SERVICING
The following table sets forth certain information regarding the Company’s servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, for the periods indicated:

                                                                                    Three Months Ended

--------------------------------------------------------------         March 31, 2002              February 28, 2001
(Dollar amounts in millions)
---------------------------------------------------------------  ----------------------------  ---------------------------

Summary of changes in the servicing portfolio:
Beginning servicing portfolio                                                    $336,626                       $281,522
Add:  Loan production                                                              44,033                         20,471
      Bulk servicing acquired                                                           -                          1,688
      Subservicing acquired                                                         1,134                          2,093
Less: Servicing transferred (1)                                                       (72)                           (34)
      Runoff (2)                                                                  (26,701)                       (12,140)
                                                                 ----------------------------  ---------------------------
Ending servicing portfolio                                                       $355,020                       $293,600
                                                                 ============================  ===========================

--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------

                                                                       March 31, 2002              February 28, 2001
                                                                 ----------------------------  ---------------------------
Composition of servicing portfolio at period end:
    Conventional mortgage loans                                                  $258,765                       $200,552
    FHA-insured mortgage loans                                                     45,993                         47,308
    VA-guaranteed mortgage loans                                                   15,691                         16,374
    Sub-prime loans                                                                22,602                         18,629
    Home equity loans                                                              11,969                         10,737
                                                                 ----------------------------  ---------------------------
          Total servicing portfolio                                              $355,020                       $293,600
                                                                 ============================  ===========================

Delinquent mortgage loans (3):
    30 days                                                                        2.58%                        2.99%
    60 days                                                                        0.77%                         0.89%
    90 days or more                                                                1.08%                         1.02%
                                                                 ----------------------------  ---------------------------
          Total delinquencies                                                      4.43%                         4.90%
                                                                 ============================  ===========================

Foreclosures pending (3)                                                          0.66%                          0.64%
                                                                 ============================  ===========================

Delinquent mortgage loans (3):
     Conventional                                                                 2.17%                         2.34%
     Government                                                                  10.36%                        11.16%
     Sub-prime                                                                   12.74%                        11.79%
     Home equity                                                                  1.17%                         1.36%
                                                                 ----------------------------  ---------------------------
       Total                                                                      4.43%                         4.90%
                                                                 ============================  ===========================
Loans pending foreclosure (3):
     Conventional                                                                  0.28%                        0.28%
     Government                                                                    1.26%                        1.20%
     Sub-prime                                                                     3.29%                        2.22%
     Home equity                                                                   0.03%                        0.01%
                                                                 ----------------------------  ---------------------------
       Total                                                                       0.66%                        0.64%
                                                                 ============================  ===========================

--------------------------------------------------------------------------------------------------------------------------
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

Mortgage loan delinquency generally fluctuates in a seasonal manner, peaking during the month of December. The slight decrease in the overall delinquency rate from February 28, 2001 to March 31, 2002 is due to the impact of seasonal improvements in delinquency the Company generally experiences during the first several months of the calendar year. Delinquency in the Company’s sub-prime servicing portfolio has increased in part due to the seasoning (aging) of the servicing portfolio. Management believes that the delinquency rates presented are consistent with industry experience for similar loan portfolios.

PROSPECTIVE TRENDS

Mortgage Originations
Total United States mortgage originations were approximately $2 trillion for 2001. The market continued at roughly the same pace during the first quarter of calendar 2002. However, forecasters expect the mortgage market to decline from the current level to between $1.6 trillion and $1.8 trillion for all of 2002. Although such a market would represent a significant decline from recent market levels, it would still be a highly favorable market for the Company’s loan production business and would place continuing, although lessening, pressure on its loan servicing business due to continuing higher-than-normal mortgage loan prepayment activity. Over the long term, management expects the originations market to grow steadily, albeit at a lower absolute level, propelled by growth in the housing market. Refinances, which in 2001 represented over 50% of mortgage originations, are expected over the long term to represent 15% to 20% of total market originations.

The Company’s Loan Production Sector is well positioned to respond quickly to a decline in production through its use of temporary staff to handle processing of incremental production volume. In addition, the Company’s growing sales force committed to purchase-money mortgage loan production is positioned to help increase the Company’s market share.

The long term consolidation trend in the residential mortgage industry continued in the first quarter. During that period approximately three-quarters of all loans originated were produced by the top twenty-five lenders. Following is a year-over-year comparison of market share for the top five originators, according to the trade publication Inside Mortgage Finance.

                                                  Quarter Ended                   Quarter Ended
  Institution                                    March 31, 2002                   March 31, 2001
  -----------                                ------------------------         -----------------------
1. Washington Mutual                                    13.3%                            8.0%
2. Wells Fargo Home Mortgage                            12.8%                            7.4%
3. Countrywide                                           8.2%                            6.1%
4. Chase Home Finance                                    6.1%                            8.2%
5. ABN AMRO Mortgage Group                               4.5%                            3.4%
                                             ------------------------         -----------------------
                                                        44.9%                           33.2%
                                             ========================         =======================

-------------------------------------------- ------------------------ ------- -----------------------

RECENTLY ISSUED ACCOUNTING STANDARDS
In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). Effective for the Company for the year ended December 31, 2002, FAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, FAS 144 changes the scope and certain measurement requirements of existing accounting guidance. FAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. Implementation of FAS 144 did not have a material impact on the Company’s financial statements.

In January 2002, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 01-6 (“SOP 01-6”) effective for fiscal years beginning after December 15, 2001. SOP 01-6 enhances the accounting, presentation, and disclosure requirements for financing and lending activities. Implementation of SOP 01-6 did not have a material impact on the Company’s financial statements.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

4.46	Fourth Supplemental Trust Deed dated January 29, 2002, further modifying the provisions of a Trust Deed dated May 1, 1998 among CHL, the Company and Bankers Trustee Company Limited, as trustee for Euro medium-term notes of CHL

+10.60	Fourth Amendment to the 2000 Stock Option Plan of the Company

+10.61	Amendment Number 2002-1 to the Company's Split-Dollar Life Insurance Agreement as Amended and Restated and Split Dollar Collateral Assignments

12.1	Computation of the Ratio of Earnings to Fixed Charges

+ Constitutes a management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUNTRYWIDE CREDIT INDUSTRIES, INC.
(Registrant)

          DATE:      May 14, 2002                                  /s/  Stanford L. Kurland
                                                                 ---------------------------------------------
                                                                 Executive Managing Director and
                                                                 Chief Operating Officer

          DATE:      May 14,  2002                                 /s/  Thomas K. McLaughlin
                                                                 ---------------------------------------------
                                                                 Senior Managing Director and Chief Financial
                                                                 Officer