Form 10-Q
period 2002-06-30
COUNTRYWIDE CREDIT INDUSTRIES INC
filed 2002-08-14
CIK 25191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[   X   ]                       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                                            OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[        ]                       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______________________ to __________________________

Commission File Number:      1-8422

COUNTRYWIDE CREDIT INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization	13-2641992 (IRS Employer Identification No.)

4500 PARK GRANADA, CALABASAS CA (Address of principal executive offices)	91302 (Zip Code)

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

Yes X	No

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class Common Stock $.05 par value	Outstanding at August 12, 2002 125,587,274

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

                                                                               (Unaudited)
                                                                                June 30,                December 31,
                                                                                  2002                      2001
                                                                         ------------------------  -----------------------

A S S E T S
Cash                                                                          $  1,025,865             $      495,414
Mortgage loans and mortgage-backed securities held for sale                      7,401,465                 10,369,374
Trading securities, at market value ($1,536,081 and  $2,225,454
   pledged as collateral at June 30, 2002 and December 31, 2001,                 5,945,973                  5,941,992
   respectively)
Securities purchased under agreements to resell ($4,131,639 and
   $1,224,474 pledged as collateral at June 30, 2002 and December 31,
   2001, respectively)                                                           4,688,485                  4,319,120
Mortgage servicing rights, net                                                   6,123,514                  6,116,082
Investments in other financial instruments                                       8,859,064                  3,438,865
Property, equipment and leasehold improvements, net                                503,341                    447,022
Other assets                                                                     7,330,168                  6,088,935
                                                                         ------------------------  -----------------------
   Total assets                                                                $41,877,875                $37,216,804
                                                                         ========================  =======================

Borrower and investor custodial accounts
   (segregated in special accounts - excluded from corporate assets)          $  7,831,266               $ 10,955,289
                                                                         ========================  =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                                                  $16,215,846               $ 16,655,003
Securities sold under agreements to repurchase                                  11,981,514                  9,452,852
Bank deposit liabilities                                                         2,462,475                    675,480
Drafts payable issued in connection with mortgage loan closings                  1,305,436                  1,283,947
Accounts payable and accrued liabilities                                         2,931,305                  2,746,626
Income taxes payable                                                             1,844,652                  1,815,254
                                                                         ------------------------  -----------------------
   Total liabilities                                                            36,741,228                 32,629,162

Commitments and contingencies                                                           -                         -

Company-obligated mandatorily redeemable capital trust pass-through securities of subsidiary trusts holding solely Company guaranteed
   related subordinated debt                                                       500,000                    500,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value;
   issued and outstanding, none                                                         -                         -
Common stock - authorized, 240,000,000 shares of $0.05 par value;
   issued and outstanding, 124,799,344 shares and 122,705,532 shares
   at June 30, 2002 and December 31, 2001, respectively                              6,240                      6,135
Additional paid-in capital                                                       1,591,149                  1,506,853
Accumulated other comprehensive income/(loss)                                      183,677                     49,467
Retained earnings                                                                2,855,581                  2,525,187
                                                                         ------------------------  -----------------------
   Total shareholders' equity                                                    4,636,647                  4,087,642
                                                                         ------------------------  -----------------------
   Total liabilities and shareholders' equity                                  $41,877,875               $ 37,216,804
                                                                         ========================  =======================

Borrower and investor custodial accounts                                      $  7,831,266               $ 10,955,289
                                                                         ========================  =======================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

                                                             Three Months Ended                  Six Months Ended
                                                      ---------------------------------- ----------------------------------
                                                       June 30, 2002      May 31, 2001    June 30, 2002      May 31, 2001
                                                      ----------------  ---------------- ----------------  ----------------
Revenues
   Loan origination fees                                   $224,155            $198,676       $461,508         $323,351
   Gain on sale of loans and securities                     374,966             257,609        772,722          435,434

   Interest earned                                          527,434             500,165      1,042,356          871,979
   Interest charges                                        (341,994)           (443,765)      (659,606)        (820,178)
                                                      ----------------  ---------------- ----------------  ----------------
     Net interest earned                                    185,440              56,400        382,750           51,801

   Loan servicing fees                                      461,406             377,088        930,318          713,732
    Amortization  &  impairment/recovery  of retained
   interests, net of servicing hedge                       (479,077)           (369,705)    (1,080,915)        (583,850)
                                                      ----------------  ---------------- ----------------  ----------------
     Net loan servicing fees                                (17,671)              7,383       (150,597)         129,882

   Net insurance premiums earned                            133,728              87,624        250,048          162,096
   Commissions and other revenue                             97,704              82,015        195,643          140,240
                                                      ----------------  ---------------- ----------------  ----------------
     Total revenues                                         998,322             689,707      1,912,074        1,242,804

Expenses
   Salaries and related expenses                            410,720             278,610        802,149          503,191
   Occupancy and other office expenses                       96,071              82,945        190,518          150,229
   Marketing expenses                                        23,885              15,554         42,018           29,801
   Insurance net losses                                      59,922              35,266        111,179           63,832
   Other operating expenses                                 102,450              80,925        194,842          136,076
                                                      ----------------  ---------------- ----------------  ----------------
     Total expenses                                         693,048             493,300      1,340,706          883,129
                                                      ----------------  ---------------- ----------------  ----------------

Earnings before income taxes                                305,274             196,407        571,368          359,675
   Provision for income taxes                               114,418              73,357        212,953          132,379
                                                      ----------------  ---------------- ----------------  ----------------

NET EARNINGS                                               $190,856            $123,050       $358,415         $227,296
                                                      ================  ================ ================  ================

Earnings per share
   Basic                                                      $1.54              $1.04           $2.90            $1.93
   Diluted                                                    $1.48              $1.00           $2.80            $1.85

The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY
For the six months ended June 30, 2002
(UNAUDITED)
(Dollar amounts in thousands)

                                                                                    Accumulated
                                                                  Additional           Other
                                      Number        Common         Paid-in-        Comprehensive       Retained
                                    of Shares        Stock         Capital             Income          Earnings          Total
                                   -------------  ------------ ----------------- ------------------ ---------------  ---------------
                                   -------------  ------------ ----------------- ------------------ ---------------  ---------------

Balance at December 31, 2001        122,705,532      $ 6,135      $ 1,506,853           $ 49,467       $ 2,525,187     $ 4,087,642
Cash dividends paid - $0.23 per
   common share                           -              -                -                 -              (28,021)        (28,021)
Stock options exercised               1,253,036           63           33,051               -                  -            33,114
Tax benefit of stock options
   exercised                              -              -              9,350               -                  -             9,350
Issuance of common stock                665,408           33           34,371               -                  -            34,404
Contribution of common stock to
   defined contribution employee
   savings plan                         175,368            9            7,524               -                  -             7,533
Other comprehensive income, net
   of tax                                 -              -                -             134,210                -           134,210
Net earnings for the period               -              -                -                 -             358,415          358,415
                                   -------------  ------------ ----------------- ------------------ ---------------  ---------------
Balance at June 30, 2002            124,799,344      $ 6,240     $  1,591,149         $ 183,677        $2,855,581       $4,636,647
                                   =============  ============ ================= ================== ===============  ===============

The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

                                                                                   Six Months Ended
                                                                         -------------------------------------
                                                                           June 30, 2002       May 31, 2001
                                                                         ------------------ ------------------
Cash flows from operating activities:
   Net earnings                                                                $358,415            $227,296
     Adjustments to reconcile net earnings to net cash used by
       operating activities:
     Gain on sale of available-for-sale securities                              (99,322)           (149,641)
     Amortization and impairment/recovery of retained interests               1,212,889           1,174,204
     Contribution of common stock to defined contribution employee
       savings plan                                                               7,533               4,190
     Depreciation and other amortization                                         39,629              35,316
     Income taxes payable                                                       (36,638)            132,379

     Origination and purchase of loans held for sale                        (86,162,909)        (51,090,275)
     Principal repayments and sale of loans                                  89,130,818          50,256,205
                                                                         ------------------ ------------------
     Decrease (increase) in mortgage loans and mortgage-backed
      securities held for sale                                                2,967,909            (834,070)
     Decrease in trading securities                                             329,856          (1,928,940)
     Increase in securities purchased under agreements to resell               (369,365)         (1,904,355)
     Decrease in other financial instruments                                    143,610           1,328,173
     Increase in other assets                                                  (431,334)           (824,707)
     Increase in accounts payable and accrued liabilities                       184,679             638,046
                                                                         ------------------ ------------------
       Net cash provided (used) by operating activities                       4,307,861          (2,102,109)
                                                                         ------------------ ------------------
Cash flows from investing activities:
   Additions to mortgage servicing rights, net                               (1,503,986)         (1,275,117)
   Proceeds from sale of securitized servicing fees                             326,684                   -
   Additions to available-for-sale securities                               (10,468,353)         (1,762,270)
   Proceeds from sale of available-for-sale securities                        4,836,606             965,317
   Investment in bank portfolio loans                                          (821,112)                  -
   Purchase of property, equipment and leasehold improvements, net              (84,735)            (23,247)
                                                                         ------------------ ------------------
     Net cash used by investing activities                                   (7,714,896)         (2,095,317)
                                                                         ------------------ ------------------
Cash flows from financing activities:
   Net increase in short-term borrowings                                      1,308,107           2,309,691
   Issuance of long-term debt                                                 3,291,187           2,955,801
   Repayment of long-term debt                                               (2,488,300)         (1,041,236)
   Net increase in bank deposit liabilities                                   1,786,995                   -
   Issuance of common stock                                                      67,518             116,583
   Payment of dividends                                                         (28,021)            (22,688)
                                                                         ------------------ ------------------
       Net cash provided by financing activities                              3,937,486           4,318,151
                                                                         ------------------ ------------------
Net increase in cash                                                            530,451             120,725
Cash at beginning of period                                                     495,414             124,903
                                                                         ------------------ ------------------
Cash at end of period                                                        $1,025,865            $245,628
                                                                         ================== ==================
Supplemental cash flow information:
   Cash used to pay interest                                                   $634,667            $830,270
   Cash used to pay income taxes                                               $258,759              $3,219
Non-cash investing and financing activities:
   Securitization of servicing fees                                            $333,837                   -
   Unrealized gain on available-for-sale securities, net of tax                $134,210             $38,617
   Contribution of common stock to defined contribution employee
       savings plan                                                              $7,533              $4,190

The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands)

                                                           Three Months Ended                  Six Months Ended
                                                     June 30, 2002    May 31, 2001      June 30, 2002     May 31, 2001
                                                    ---------------------------------  ----------------------------------

NET EARNINGS                                            $190,856           $123,050         $358,415          $227,296

Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on available for
      sale securities:
      Unrealized holding gains (losses) arising
        during the period, before tax                    397,947           (137,533)         276,145           131,399
      Income tax (expense) benefit                      (149,718)            51,275         (104,302)          (46,920)
                                                    ----------------  ---------------  ----------------  ----------------
      Unrealized holding gains (losses) arising
      during the period, net of tax                      248,229            (86,258)         171,843            84,479
        Less: reclassification adjustment for
        gains included in net earnings, before tax       (95,877)           (64,445)         (60,475)          (73,177)
      Income tax expense                                  36,042             24,026           22,842            27,315
                                                    ----------------  ---------------  ----------------  ----------------
       Reclassification adjustment for
         gains included in net earnings, net of tax      (59,835)           (40,419)         (37,633)          (45,862)
                                                    ----------------  ---------------  ----------------  ----------------
Other comprehensive income (loss)                        188,394           (126,677)         134,210            38,617
                                                    ----------------  ---------------  ----------------  ----------------

COMPREHENSIVE INCOME                                    $379,250            ($3,627)        $492,625          $265,913
                                                    ================  ===============  ================  ================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE CREDIT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Transition Report on Form 10-K for the transition period from March 1, 2001 to December 31, 2001 of Countrywide Credit Industries, Inc. (the “Company”).

Effective January 1, 2002, the Company changed its fiscal year-end from February 28 to December 31. For purposes of this Quarterly Report on Form 10-Q, the Company’s consolidated statements of earnings, consolidated statement of common shareholders’ equity, consolidated statements of cash flows, and consolidated statements of comprehensive income will consist of the three and six months ended June 30, 2002 and the year-ago three-month and six months ended May 31, 2001. Management changed the reporting period to conform the Company’s reporting periods to those required by the Board of Governors of the Federal Reserve for regulatory reporting purposes. The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q will compare financial information for the three and six months ended June 30, 2002 and the three and six months ended May 31, 2001.

Certain amounts reflected in the consolidated financial statements for the three and six month periods ended May 31, 2001 have been reclassified to conform to the presentation for the three and six months ended June 30, 2002.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is determined using net earnings divided by the weighted-average shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average shares outstanding, assuming all potential dilutive common shares were issued.

The following table summarizes the basic and diluted earnings per share calculations for the three and six months ended June 30, 2002 and May 31, 2001:

                                    -----------------------------------------------------------------------------------------
                                                   June 30, 2002                                May 31, 2001
                                    -------------------------------------------- --------------------------------------------
(Amounts in thousands, except                                       Per-Share                                    Per-Share
    per share data)                 Net Earnings       Shares        Amount      Net Earnings       Shares         Amount
---------------------------------   -------------   ---------------------------  -------------    ---------------------------

Net earnings                           $190,856                                     $123,050
                                    =============                                ==============

Basic Earnings Per Share
Net earnings available to common
   shareholders                        $190,856         124,029           $1.54     $123,050         118,469       $1.04

Effect of dilutive stock options              -           5,279                            -           4,219
                                    -------------   -------------                --------------  -------------

Diluted Earnings Per Share
Net earnings available to common
   shareholders                        $190,856         129,308           $1.48     $123,050         122,688       $1.00
                                    =============   =============                ==============  =============

                                                                        Six Months Ended
                                    -----------------------------------------------------------------------------------------
                                                   June 30, 2002                                May 31, 2001
                                    -------------------------------------------- --------------------------------------------
(Amounts in thousands, except                                       Per-Share                                    Per-Share
    per share data)                 Net Earnings       Shares        Amount      Net Earnings       Shares         Amount
---------------------------------   -------------   ---------------------------  -------------    ---------------------------

Net earnings                           $358,415                                     $227,296
                                    ==============                               ==============

Basic Earnings Per Share
Net earnings available to common
   shareholders                        $358,415         123,461           $2.90     $227,296         117,594        $1.93

Diluted Earnings Per Share
Effect of dilutive stock options              -           4,638                            -           4,959
                                    --------------  -------------                --------------  -------------
Net earnings available to common
   shareholders                        $358,415         128,099           $2.80     $227,296         122,553        $1.85
                                    ==============  =============                ==============  =============

NOTE 3 - MORTGAGE SERVICING RIGHTS

The activity in mortgage servicing rights ("MSRs") is as follows:

                                                                        Six Months Ended
                                                        -------------------------------------------------
(Dollar amounts in thousands)                               June 30, 2002              May 31, 2001
------------------------------------------------------  -----------------------  ------------------------
Mortgage Servicing Rights
     Balance at beginning of period                             $7,051,562             $  6,094,403
     Additions                                                   1,503,986                1,275,117
     Amortization                                                 (501,990)                (388,868)
     Hedge gains (losses) applied                                        -                 (665,440)
       Change in fair value attributable to hedged                       -                  235,937
       risk
     Application of valuation allowance to write
       down impaired MSRs                                         (335,924)                       -
     Securitization and sale of MSRs                              (359,647)                       -
                                                        -----------------------  ------------------------
       Balance before valuation allowance at end of
          period                                                 7,357,987                6,551,149
                                                        -----------------------  ------------------------

Valuation Allowance for Impairment of Mortgage
       Servicing Rights
     Balance at beginning of period                               (935,480)                 (34,234)
     Reductions (additions)                                       (660,727)                (201,779)
     Application of valuation allowance to write
       down impaired MSRs                                          335,924                        -
     Application of valuation allowance to
       securitization of MSRs                                       25,810                        -
                                                        -----------------------  ------------------------
       Balance at end of period                                 (1,234,473)                (236,013)
                                                        -----------------------  ------------------------

   Mortgage Servicing Rights, net                               $6,123,514              $ 6,315,136
                                                        =======================  ========================

The following table summarizes the Company’s estimate of amortization of the existing MSR asset for the five-year period ending June 30, 2007. This projection was developed using the assumptions made by management in its valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio behavior changes, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Year ending June 30,                                         (Dollar amounts in
                                                                 thousands)
------------------------------------------------------  -----------------------------

    2003                                                            $1,144,913
    2004                                                               999,273
    2005                                                               845,793
    2006                                                               701,601
    2007                                                               585,856
                                                        -----------------------------
      Five year total                                               $4,277,436
                                                        =============================

NOTE 4 – TRADING SECURITIES

Trading securities at June 30, 2002 and December 31, 2001 includes the following:

(Dollar amounts in thousands)                               June 30, 2002           December 31, 2001
------------------------------------------------------  -----------------------  ------------------------

    Mortgage-backed securities:
       Fixed-rate                                                $4,344,068                $ 4,785,644
       Adjustable-rate                                              317,206                    333,913
                                                        -----------------------  ------------------------
                                                                  4,661,274                  5,119,557
    Collateralized mortgage obligations                             815,139                    472,847
    Agency debentures                                               342,192                    283,170
    Other                                                           127,368                     66,418
                                                        -----------------------  ------------------------
                                                                 $5,945,973                $ 5,941,992
                                                        =======================  ========================

NOTE 5 – INVESTMENTS IN OTHER FINANCIAL INSTRUMENTS

Investments in other financial instruments at June 30, 2002 and December 31, 2001 include the following:

(Dollar amounts in thousands)                               June 30, 2002           December 31, 2001
------------------------------------------------------  -----------------------  ------------------------

Servicing hedge instruments:
    Principal-only securities                                    $1,389,753              $     840,062
    Derivative instruments                                          558,007                    256,129
                                                        -----------------------  ------------------------
                                                                  1,947,760                  1,096,191

Home equity line of credit senior security                        3,242,484                          -

Other interests retained in securitization:
    Sub-prime AAA interest-only securities                          546,861                    493,009
    Home equity line of credit residual securities                  323,443                    150,802
    Interest-only and principal-only securities                     254,123                    220,852
    Home equity line of credit transferor's interest                164,893                    139,468
    Sub-prime residual securities                                    55,891                    122,000
     Home equity line of credit AAA interest-only
       security                                                      31,126                          -
    Other                                                            48,662                     58,461
                                                        -----------------------  ------------------------
        Total other interests retained in                         1,424,999                  1,184,592
           securitization

Insurance and Banking Segments' investment
   portfolios:
    Collateralized mortgage obligations                           1,680,613                    300,219
    Mortgage-backed securities                                      230,362                    578,737
    Corporate debentures                                            213,440                     99,595
    United States Treasury securities and
      obligations of United States Government
      corporations and agencies                                      92,307                    165,192
    Other                                                            27,099                     14,339
                                                        -----------------------  ------------------------
       Total                                                   $  8,859,064                $ 3,438,865
                                                        =======================  ========================

Amortized cost and fair value of available-for-sale securities at June 30, 2002 and December 31, 2001 are as follows:

                                                                               June 30, 2002
                                                    ------------------------------------------------------------------------
                                                                            Gross             Gross
                                                       Amortized         Unrealized         Unrealized           Fair
 (Dollar amounts in thousands)                            Cost              Gains             Losses             Value
--------------------------------------------------  ----------------  -----------------  ----------------  -----------------

 Home equity line of credit senior security            $3,117,452          $125,032                   -       $3,242,484
 Collateralized mortgage obligations                    1,676,493             5,830              (1,710)       1,680,613
 Other interests retained in securitization             1,301,973           123,026                   -        1,424,999
 Principal-only securities                              1,326,452            63,301                   -        1,389,753
 Mortgage-backed securities                               226,302             4,508                (448)         230,362
 Corporate securities                                     209,590             4,459                (609)         213,440
 United States Treasury securities and
    obligations of United States Government
    corporations and agencies                              92,082             1,726              (1,501)          92,307
 Other                                                     27,812                18                (731)          27,099
                                                    ----------------  -----------------  ----------------  -----------------
                                                       $7,978,156          $327,900             ($4,999)      $8,301,057
                                                    ================  =================  ================  =================

                                                                            December 31, 2001
                                                    -------------------------------------------------------------------------
                                                                            Gross              Gross
                                                        Amortized         Unrealized        Unrealized            Fair
(Dollar amounts in thousands)                             Cost              Gains             Losses              Value
--------------------------------------------------  ----------------- ------------------ -----------------  -----------------

Other interests retained in securitization              $1,078,745           $105,902             ($55)        $1,184,592
Principal-only securities                                  852,174              6,767          (18,879)           840,062
Mortgage-backed securities                                 578,341              4,409           (4,013)           578,737
Collateralized mortgage obligations                        300,828                301             (910)           300,219
United States Treasury securities and obligations
     of United States Government corporations and
     agencies                                              167,040              2,140           (3,988)           165,192
Corporate securities                                        94,131              6,936           (1,472)            99,595
Other                                                       13,726                613                -             14,339
                                                    ----------------- ------------------ -----------------  -----------------
                                                        $3,084,985           $127,068         ($29,317)        $3,182,736
                                                    ================= ================== =================  =================

Gross gains and losses realized on the sales of available-for-sale securities are as follows:

                                                         Six Months Ended June     Six Months Ended May
(Dollar amounts in thousands)                                  30, 2002                  31, 2001
------------------------------------------------------  -----------------------  ------------------------

Other interests retained in securitization:
     Gross realized gains                                          $40,522                $       -
     Gross realized losses                                             (63)                       -
                                                        -----------------------  ------------------------
       Net                                                          40,459                        -
                                                        -----------------------  ------------------------

Principal-only securities:
     Gross realized gains                                          103,214                  145,341
     Gross realized losses                                         (41,895)                       -
                                                        -----------------------  ------------------------
        Net                                                         61,319                  145,341
                                                        -----------------------  ------------------------

Fixed maturity debt securities:
     Gross realized gains                                           10,364                    4,030
     Gross realized losses                                         (12,820)                    (263)
                                                        -----------------------  ------------------------
        Net                                                        (2,456)                   3,767
                                                        -----------------------  ------------------------

Equity securities:
     Gross realized gains                                                -                      533
     Gross realized losses                                               -                        -
                                                        -----------------------  ------------------------
        Net                                                              -                      533
                                                        -----------------------  ------------------------

Total gains and losses on available-for-sale
   securities:
     Gross realized gains                                          154,100                  149,904
     Gross realized losses                                         (54,778)                    (263)
                                                        -----------------------  ------------------------
        Net                                                       $ 99,322                 $149,641
                                                        =======================  ========================

NOTE 6 – OTHER ASSETS

Other assets at June 30, 2002 and December 31, 2001 includes the following:

(Dollar amounts in thousands)                               June 30, 2002           December 31, 2001
------------------------------------------------------  -----------------------  ------------------------

 Loans:
    Defaulted FHA-insured and VA-guaranteed
        loans repurchased from securities                        $  1,651,246             $  1,726,569
    Mortgage loans held for investment                              1,000,505                  186,836
    Warehouse lending advances secured by mortgage
        loans                                                       1,034,521                1,410,845
    Delinquent and defaulted loans purchased at
        discounts from third parties                                1,460,273                  532,467
                                                        -----------------------  ------------------------
                                                                    5,146,545                3,856,717

Reimbursable servicing advances                                       489,319                  472,864
Derivative margin accounts                                            316,922                   83,660
Capitalized software                                                  187,221                  162,370
Securities broker-dealer receivables                                  177,566                  590,813
Prepaid expenses                                                      162,552                  171,878
Receivables from sale of securities                                   104,150                        -
Interest receivable                                                   101,123                  115,501
Other assets                                                          644,770                  635,132
                                                        -----------------------  ------------------------
                                                                 $  7,330,168             $  6,088,935
                                                        =======================  ========================

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

(Dollar amounts in thousands)                               June 30, 2002           December 31, 2001
------------------------------------------------------  -----------------------  ------------------------

Medium-term notes, various series:
   Fixed-rate                                                $  11,309,793             $  9,410,450
   Floating-rate                                                 3,728,824                4,900,280
                                                        -----------------------  ------------------------
      Total medium-term notes                                   15,038,617               14,310,730

Commercial paper                                                   229,500                1,388,538
Convertible debentures                                             507,547                  505,022
Subordinated notes                                                 200,000                  200,000
Secured overnight borrowings                                             -                  105,004
Federal Home Loan Bank advances                                    150,000                   75,000
Unsecured notes payable                                             87,000                   67,116
Other notes payable                                                  3,182                    3,593
                                                        -----------------------  ------------------------
                                                             $  16,215,846            $  16,655,003
                                                        =======================  ========================

Medium-Term Notes

During the six months ended June 30, 2002, Countrywide Home Loans, Inc. (“CHL”), the Company’s mortgage banking subsidiary, issued medium-term notes under shelf registration statements or pursuant to its Euro medium-term note program as follows:

                                Outstanding Balance                   Interest Rate                Maturity Date
                    --------------------------------------------  -----------------------  -------------------------------
 (Dollar amounts      Floating         Fixed
  in thousands)         Rate            Rate          Total         From          To            From             To
------------------  --------------  -------------  -------------  ----------  -----------  ---------------- --------------

Series K                 $350,000     $2,746,000    $3,096,000       2.08%       7.05%      January 2003      June 2022

As of June 30, 2002, $1.77 billion of foreign currency-denominated notes were outstanding. Such notes are denominated in Deutsche Marks, French Francs, Portuguese Escudos, and Euros. The Company has executed currency swap transactions that effectively translate the foreign currency-denominated medium-term notes into borrowings denominated in United States Dollars.

During the six months ended June 30, 2002, CHL redeemed $2.49 billion of maturing medium-term notes.

Of the $2.75 billion of fixed-rate medium term notes issued by the Company during the six months ended June 30, 2002, $1.75 billion was effectively converted to floating-rate borrowings using interest rate swap contracts.

NOTE 8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its Loan Production Sector with its Loan Servicing Sector, which are counter cyclical in nature. In addition, the Company utilizes various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its commitments to extend credit (“Committed Pipeline”), mortgage loan inventory and MBS held for sale (“Mortgage Inventory”), trading securities, MSRs, and other retained interests, as well as a portion of its debt. The overall objective of the Company’s interest rate risk management policies is to reduce the impact on reported earnings caused by changes in interest rates.

The Company takes steps to moderate the effect on earnings of MSR impairment that may result from increased current and projected prepayment activity that generally occurs when interest rates decline. In this regard, the Company maintains a portfolio of financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the “Servicing Hedge”). During the six month period ended June 30, 2002, the Company accounted for these derivative instruments as “free-standing” derivatives. As such, the change in fair value of these derivative instruments was recorded in current period earnings as a component of amortization and impairment/recovery of retained interests, net of servicing hedge.

The financial instruments that comprise the Servicing Hedge include options on interest rate futures and MBS, interest rate swaptions, interest rate floors, interest rate caps, interest rate swaps, and principal-only securities. With respect to the interest rate floors, options on interest rate futures and MBS, interest rate caps and swaptions, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. With respect to the interest rate swap contracts outstanding as of June 30, 2002, the Company estimates that its maximum exposure to loss over the various contractual terms is $229 million.

To moderate the risk that a change in interest rates will result in a decline in value of the Committed Pipeline or Mortgage Inventory, the Company executes hedging transactions. The Mortgage Inventory is hedged with forward contracts for the sale of loans and net sales of MBS, including options to sell MBS where the Company can exercise the option on or before the anticipated settlement date of the MBS. Substantially the entire Mortgage Inventory hedge is designed to qualify as a “fair value” hedge. For the six months ended June 30, 2002, the Company recognized a pre-tax gain of $14.8 million, representing the ineffective portion of such fair value hedges of Mortgage Inventory. This amount is included in gain on sale of loans in the statement of earnings.

The Committed Pipeline, which is comprised of interest rate lock commitments issued on residential mortgage loans to be held for sale, is considered a portfolio of derivative instruments. The Committed Pipeline and the associated freestanding derivative instruments are marked to fair value and recorded as a component of gain on sale of loans in the statement of earnings. The Company’s hedging policies require that substantially all of the Committed Pipeline be hedged with a combination of options for the purchase and sale of MBS and treasury futures and forward contracts for the sale of MBS.

To convert a portion of its fixed-rate medium term notes to London Inter-bank Offer Rate (“LIBOR”)-indexed floating-rate debt and to convert its foreign currency fixed-rate medium term notes to United States dollar-denominated, LIBOR-indexed floating-rate debt, the Company executes foreign currency and basis swaps. These transactions are designed as fair value hedges. For the six months ended June 30, 2002, the Company recognized a pre-tax gain of $4.6 million, representing the ineffective portion of such fair value hedges of medium-term notes. This amount is included in interest charges in the statement of earnings.

The Company executes interest rate swap contracts to convert a portion of its floating-rate medium-term notes to fixed-rate debt and to convert its foreign currency floating-rate medium-term notes to United States dollar-denominated fixed-rate debt. These transactions are accounted for as “cash flow” hedges. For the six months ended June 30, 2002, the Company recognized a pre-tax loss of $0.6 million, representing the ineffective portion of such cash flow hedges. As of June 30, 2002, the amount of deferred net gains or losses on derivative instruments included in other comprehensive income totaled $12.9 million, net of applicable income taxes. The amount that is expected to be reclassified into earnings during the next twelve months will depend on changes in values of the currencies in which the borrowings are denominated. The amount that is expected to be reclassified into earnings is not material.

Countrywide Securities Corporation uses derivatives to manage interest-rate risk inherent in its trading activities. These instruments include MBS mandatory forward sale and purchase commitments as well as short sales of cash market United States Treasury securities, futures contracts, interest rate swap contracts, and swaptions. All such derivatives are accounted for as “free-standing” and as such are carried at fair value with changes in fair value recorded in current period earnings as a component of gain on sale of loans and securities.

NOTE 9 - SEGMENTS AND RELATED INFORMATION

The Company has five business segments: Mortgage Banking, Insurance, Capital Markets, Global Operations, and Banking.

The Mortgage Banking Segment is comprised of three distinct sectors: Loan Production, Loan Servicing, and Loan Closing Services. The Loan Production Sector of the Mortgage Banking Segment originates mortgage loans through the Company’s retail branch network (“Consumer Markets Division”) and Full Spectrum Lending, Inc.; through mortgage brokers (“Wholesale Lending Division”); and through correspondent lending (“Correspondent Lending Division”), which buys loans from other financial institutions. The Loan Servicing Sector of the Mortgage Banking Segment includes investments in MSRs and other financial interests retained in securitizations as well as the underlying domestic mortgage loan servicing and subservicing operations. The Loan Closing Services Sector of the Mortgage Banking Segment is comprised of the LandSafe companies, which provide credit reports, residential real estate appraisals, title reports and flood determinations to the Company’s Loan Production Sector and to third parties.

The Insurance Segment is comprised of Balboa Life and Casualty Group, a national provider of property, life, and liability insurance, Balboa Reinsurance Company, a primary mortgage reinsurance company, Countrywide Insurance Services, Inc., a national insurance agency offering a full menu of insurance products directly to consumers and DirectNet Insurance Agency, a company which provides turnkey and customized personal insurance solutions to consumers on behalf of other financial services institutions.

The Capital Markets Segment includes the operations of Countrywide Securities Corporation, a registered securities broker-dealer specializing in the secondary mortgage market, Countrywide Servicing Exchange, and Countrywide Asset Management Corporation.

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

                                              For the three months ended June 30, 2002
------------------------------------------------------------------------------------------------------------------------------

                        Mortgage Banking                                Diversified Businesses
             ---------------------------------------- ------------------------------------------------------------- ----------

(Dollars are                        Closing                        Capital    Global                                    Grand
in thousands Production   Servicing Services   Total     Insurance  Markets  Operations Banking    Other      Total     Total
----------------------------------------------------- ------------------------------------------------------------- ----------

Revenues
 External    $775,006    ($57,984) $33,735    $750,757   $160,624   $40,874   $23,736    $20,812   $1,519    $247,565    $998,322

 Inter-segment(37,203)      3,522       -      (33,681)        -     37,687       -        4,311   (8,317)     33,681           -
             ---------------------------------------- ---------------------------------------------------------------  ----------

Total
 Revenues    $737,803    ($54,462) $33,735    $717,076   $160,624   $78,561   $23,736    $25,123  ($6,798)   $281,246    $998,322
             ======================================== ===============================================================  ==========

Segment
 Earnings
   (pre-tax) $379,804   ($168,296) $14,028    $225,536    $29,427   $37,526   ($1,274)   $16,201  ($2,142)    $79,738    $305,274
             ======================================== ===============================================================  ==========

Segment
 Assets    $11,600,10 $11,741,518  $52,597 $23,394,215 $1,249,890 $12,512,41 $111,944 $4,286,622 $322,789 $18,483,660 $41,877,875
             ======================================== ===============================================================  ==========

                                           For the three months ended May 31, 2001
------------------------------------------------------------------------------------------------------------------------------

                        Mortgage Banking                                Diversified Businesses
             ---------------------------------------- ------------------------------------------------------------- ----------

(Dollars are                      Closing                        Capital    Global                                    Grand
in thousands Production Servicing Services   Total     Insurance  Markets  Operations Banking    Other    Total       Total
----------------------------------------------------- ------------------------------------------------------------- ----------

Revenues
 External      507,899    $10,183  $30,834    $548,916   $112,484     28,172   $1,927    $1,006  ($2,798)   140,791     $689,707

 Inter-segment (23,487)        -         -     (23,487)        -      23,487        -         -       -      23,487           -
             -----------------------------------------   ------------------------------------------------------------- ----------

Total
 Revenues     $484,412    $10,183  $30,834    $525,429   $112,484    $51,659   $1,927   $1,006  ($2,798)   $164,278     $689,707
             =========================================   ============================================================= ==========

Segment
 Earnings
   (pre-tax)  $210,402   ($72,238) $14,233    $152,397    $24,136    $22,462      263    ($157) ($2,694)    $44,010     $196,407
             =========================================  ============================================================= ==========
Segment
 Assets     $7,118,190 $8,972,260  $37,330 $16,127,780 $1,052,368 $8,180,556  $52,052 $654,253 $110,288 $10,049,517  $26,177,297
             =========================================  ============================================================= ==========

                                           For the six months ended June 30, 2002
------------------------------------------------------------------------------------------------------------------------------

                        Mortgage Banking                                Diversified Businesses
             ---------------------------------------- ------------------------------------------------------------- ----------

(Dollars are                        Closing                           Capital     Global                                  Grand
 in          Production  Servicing  Services    Total     Insurance   Markets   Operations   Banking   Other     Total    Total
thousands)
----------------------------------------------------- ------------------------------------------------------------------- ----------

Revenues
   External  $1,600,940 ($222,278)   $68,826  $1,447,488   $300,306     $83,402  $43,901    $34,158   $2,819    $464,586  $1,912,074

Inter-segment   (76,710)      4,850        -     (71,860)        -       79,788         -     7,155  (15,083)     71,860          -
             ------------------------------------------- --------------------------------------------------------------- -----------

Total
  Revenues   $1,524,230   ($217,428) $68,826  $1,375,628   $300,306    $163,190  $43,901    $41,313 ($12,264)   $536,446  $1,912,074
             =========================================== =============================================================== ===========

Segment
  Earnings
   (pre-tax)   $828,155   ($439,519) $28,426    $417,062    $55,572     $77,059  ($1,775)   $26,422  ($2,972)   $154,306    $571,368
             =========================================== =============================================================== ===========

Segment
  Assets    $11,600,100 $11,741,518  $52,597 $23,394,215 $1,249,890 $12,512,415 $111,944 $4,286,622 $322,789 $18,483,660 $41,877,875
             =========================================== =============================================================== ===========

                                            For the six months ended May 31, 2001
------------------------------------------------------------------------------------------------------------------------------

                        Mortgage Banking                                Diversified Businesses
             ---------------------------------------- ------------------------------------------------------------- ----------

(Dollars are                      Closing                       Capital     Global                                    Grand
 in          Production Servicing Services   Total    Insurance  Markets   Operations Banking   Other     Total       Total
thousands)
----------------------------------------------------- ------------------------------------------------------------- ----------

Revenues
   External     828,411  $105,173  $55,654    989,238   $207,579     45,364    $3,312    $2,190  ($4,879)    253,566   $1,242,804

Inter-segment   (46,881)        -       -     (46,881)        -      46,881          -      -        -        46,881           -
             ---------------------------------------- --------------------------------------------------------------- ----------

Total
  Revenues     $781,530  $105,173  $55,654   $942,357   $207,579    $92,245    $3,312    $2,190  ($4,879)   $300,447   $1,242,804
             ======================================== =============================================================== ==========

Segment
  Earnings
   (pre-tax)   $301,412  ($50,179) $25,764   $276,997    $48,037    $38,478      $432      $174  ($4,443)    $82,678     $359,675
             ======================================== =============================================================== ==========

Segment
 Assets     $7,118,190 $8,972,260 $37,330 $16,127,780 $1,052,368 $8,180,556   $52,052  $654,253 $110,288 $10,049,517  $26,177,297
             ======================================== =============================================================== ==========

NOTE 10 - REGULATORY AND AGENCY CAPITAL REQUIREMENTS

In connection with the acquisition of Treasury Bank, the Company became a bank holding company. As more fully discussed in the Company’s Transition Report on Form 10-K for the ten month period ended December 31, 2001, as a bank holding company, the Company is subject to regulatory capital requirements.

Regulatory capital is assessed for adequacy by three measures: Tier 1 Leverage Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital. Tier 1 Leverage Capital includes common shareholders’ equity and preferred stock and securities that meet certain guidelines detailed in the capital regulations, less goodwill, the portion of MSRs not includable in regulatory capital (generally, the carrying value of MSRs in excess of Tier 1 Capital, net of associated deferred taxes) and other adjustments. Tier 1 Leverage Capital is measured with respect to average assets during the quarter. The Company is required to have a Tier 1 Leverage Capital ratio of 4.0% to be adequately capitalized and 5.0% to be well capitalized.

The Tier 1 Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. The Company is required to have a Tier 1 Risk-Based Capital ratio of 4.0% to be adequately capitalized and 6.0% to be well capitalized.

Total Risk-Based Capital includes preferred stock and securities excluded from Tier 1 Capital, mandatory convertible debt, and subordinated debt that meets certain regulatory criteria. The Total Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. The Company is required to have a Total Risk-Based Capital ratio of 8.0% to be adequately capitalized and 10.0% to be well capitalized.

The following table presents the actual capital ratios and amounts and minimum required capital ratios for the Company to maintain a “well-capitalized” status by the Board of Governors of the Federal Reserve at June 30, 2002 and at December 31, 2001:

                                                           June 30, 2002              December 31, 2001
                                                     -------------------------     ------------------------
                                      Minimum
(Dollar amounts in thousands)       Required(1)        Ratio        Amount          Ratio       Amount
----------------------------------  -------------    ----------  -------------     --------  --------------

Tier 1 Leverage Capital                    5.00%          6.4%     $3,330,662         6.9%      $2,696,423
Risk-Based Capital
     Tier 1                                6.00%         12.5%     $3,330,662        11.2%      $2,696,423
     Total                                10.00%         14.4%     $3,849,443        12.8%      $3,083,706

(1)      Minimum required to qualify as "well-capitalized"

The Company and CHL are required to maintain specified levels of shareholders' equity to remain a seller/servicer in good standing by Fannie Mae, Freddie Mac, the United States Department of Housing and Urban Development, and Ginnie Mae. The equity requirements generally are tied to the size of the CHL's servicing portfolio as detailed in the applicable agency's capital requirements. At June 30, 2002, the Company and CHL's equity requirements for these agencies ranged up to $383 million. The Company had agency capital levels ranging from $2.0 billion to $2.1 billion at June 30, 2002.

NOTE 11 – LEGAL PROCEEDINGS

The Company and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to Countrywide's businesses. Although it is difficult to predict the ultimate outcome of these proceedings, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company and its subsidiaries.

NOTE 12 – SUBSEQUENT EVENTS

On July 22, 2002, the Company declared a cash dividend of $0.11 per common share, payable August 30, 2002, to shareholders of record on August 14, 2002.

NOTE 13 – SUMMARIZED FINANCIAL INFORMATION

Summarized financial information for Countrywide Credit Industries, Inc. and subsidiaries is as follows:

                                                                     Balance Sheets at June 30, 2002
                                      ---------------------------------------------------------------------------------------
                                        Countrywide       Countrywide
                                           Credit             Home             Other
(Dollar amounts in thousands)         Industries, Inc.    Loans, Inc.      Subsidiaries      Eliminations     Consolidated
------------------------------------- -----------------  ---------------  ----------------  ---------------- ----------------

  Mortgage loans and
     mortgage-backed securities        $                                  $                 $
     held for sale                                -        $ 7,401,465                -                 -        7,401,465
  Mortgage servicing rights, net                  -          6,123,514                -                 -        6,123,514
  Other assets                            5,448,555          9,838,881       21,485,403        (8,419,943)      28,352,896
                                      -----------------  ---------------  ----------------  ---------------- ----------------
     Total assets                        $5,448,555        $23,363,860      $21,485,403       ($8,419,943)     $41,877,875
                                      =================  ===============  ================  ================ ================

  Company-obligated mandatorily
     redeemable capital trust         $                  $                                  $
     pass-through securities                      -                  -     $    500,000                 -      $    500,000

  Deposit liabilities                             -                  -        2,462,475                 -        2,462,475
  Short- and long-term debt                 743,460         16,581,104       14,949,133        (4,076,337)      28,197,360
  Other liabilities                          68,448          4,664,903        1,411,741           (63,699)       6,081,393
  Equity                                  4,636,647          2,117,853        2,162,054        (4,279,907)       4,636,647
                                      -----------------  ---------------  ----------------  ---------------- ----------------
     Total liabilities and equity        $5,448,555        $23,363,860      $21,485,403       ($8,419,943)     $41,877,875
                                      =================  ===============  ================  ================ ================

                                                     Statements of Earnings for the six months ended June 30, 2002
                                     ---------------------------------------------------------------------------------------
                                        Countrywide       Countrywide
                                          Credit             Home             Other
(Dollar amounts in thousands)           Industries,       Loans, Inc.     Subsidiaries      Eliminations      Consolidated
                                           Inc.
------------------------------------- ----------------  ---------------- ----------------  ----------------  ---------------

  Revenues                               ($      852)       $1,075,690        $865,438         ($  28,202)       $1,912,074
  Expenses                                     4,769           819,556         544,583            (28,202)        1,340,706
  Provision for income taxes                  (2,108)           95,973         119,088                 -            212,953
  Equity in net earnings of
  subsidiaries                               361,928                -                -           (361,928)               -
                                      ----------------  ---------------- ----------------  ----------------  ---------------
         Net earnings                       $358,415       $   160,161        $201,767          ($361,928)         $358,415
                                      ================  ================ ================  ================  ===============

                                                              Balance Sheets at December 31, 2001
                                     ---------------------------------------------------------------------------------------
                                        Countrywide      Countrywide
                                          Credit            Home              Other
(Dollar amounts in thousands)           Industries,      Loans, Inc.      Subsidiaries     Eliminations      Consolidated
                                           Inc.
------------------------------------- ---------------- ----------------  ---------------- ----------------  ----------------

Mortgage loans and mortgage-backed
    securities held for sale          $                  $10,369,374     $                $                   $10,369,374
                                                  -                                  -                -
Mortgage servicing rights, net                             6,116,082                                            6,116,082
                                      -                                  -                            -
Other assets                              4,886,425        7,266,979        13,861,281       (5,283,337)       20,731,348
                                      ---------------- ----------------  ---------------- ----------------  ----------------
    Total assets                         $4,886,425      $23,752,435       $13,861,281      ($5,283,337)      $37,216,804
                                      ================ ================  ================ ================  ================

Company-obligated mandatorily
    redeemable capital trust
    pass-through  securities          $                $                  $    500,000    $                 $     500,000
                                                  -                -                                  -

Deposit liabilities                               -                -           675,480                -           675,480
Short- and long-term debt                   740,935       16,990,263         9,909,388       (1,532,731)       26,107,855
Other liabilities                            57,848        4,341,398         1,452,081           (5,500)        5,845,827
Equity                                    4,087,642        2,420,774         1,324,332       (3,745,106)        4,087,642
                                      ---------------- ----------------  ---------------- ----------------  ----------------
    Total liabilities and equity         $4,886,425      $23,752,435       $13,861,281      ($5,283,337)      $37,216,804
                                      ================ ================  ================ ================  ================

                                                      Statements of Earnings for the six months ended May 31, 2001
                                      --------------------------------------------------------------------------------------
                                        Countrywide       Countrywide
                                          Credit             Home             Other
(Dollar amounts in thousands)           Industries,       Loans, Inc.     Subsidiaries      Eliminations      Consolidated
                                           Inc.
------------------------------------- ----------------  ---------------- ----------------  ----------------  ---------------

Revenues                                  $  11,384          $763,313         $477,427        ($   9,320)       $1,242,804
Expenses                                      4,607           561,990          325,852            (9,320)          883,129
Provision for income taxes                    2,614            75,218           54,547                 -           132,379
Equity in net earnings of
subsidiaries                                223,133                 -                -          (223,133)                -
                                      ----------------  ---------------- ----------------  ----------------  ---------------
         Net earnings                      $227,296          $126,105         $ 97,028         ($223,133)       $  227,296
                                      ================  ================ ================  ================  ===============

NOTE 14 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which has various effective dates. Implementation of SFAS No. 145 did not have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q represents an update to the more detailed and comprehensive disclosures included in the Company’s Transition Report on Form 10-K for the ten-month period ended December 31, 2001. As such, a reading of the Transition Report on Form 10-K is necessary to an informed understanding of the following discussions.

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

  Loss of investment grade rating,
  Severe real estate recession,
  Significant reduction in government support of homeownership,
  Loss of access to debt and equity markets,
  The level of, and direction of changes in interest rates,
  Competitive and general economic conditions in each of the Company's business segments,
  General economic conditions in the United States and abroad and in the domestic and international areas in which the Company does business,
  The availability of secondary markets for the Company's mortgage loan products,
  A change in the Company's relationships with the GSEs,
  Ineffectiveness of the Company's hedging activities,
  The legal, regulatory and legislative environments in the markets in which the Company operates,
  Performance of the Company's securities, financial instruments and markets as a whole in response to world events,
  Loss in the value of unhedged assets, and
  Other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

Words like “believe”, “expect”, “should”, “may”, “could”, “anticipated”, “promising” and other expressions that indicate future events and trends identify forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

CHANGE IN FISCAL YEAR

Effective December 31, 2001, the Company changed its year-end from February 28 to December 31. For purposes of this Quarterly Report on Form 10-Q, the Company’s consolidated statements of earnings, consolidated statement of common shareholders’ equity, consolidated statements of cash flows, and consolidated statements of comprehensive income will consist of the three and six months ended June 30, 2002 and the year-ago three and six months ended May 31, 2001. Management changed the Company’s year-end to conform its reporting periods with those required by the Board of Governors of the Federal Reserve for regulatory reporting purposes. The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q will compare financial information for the three and six months ended June 30, 2002 and the three and six months ended May 31, 2001.

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

Quarter Ended June 30, 2002 Compared to the Quarter Ended May 31, 2001

CONSOLIDATED EARNINGS PERFORMANCE

The Company’s diluted earnings per share for the quarter ended June 30, 2002 was $1.48, a 48% increase over diluted earnings per share for the quarter ended May 31, 2001. Net earnings increased 55% from the quarter ended May 31, 2001. This earnings performance was driven principally by the increased level of mortgage loans produced by the Company— $42.1 billion—as compared to $30.6 billion for the year-ago period.

Industry-wide, mortgage originations exceeded $2 trillion in calendar 2001 —a record number—driven in turn by record levels of refinance activity and housing activity in the United States. Especially with regard to refinances, this historic level of activity was stimulated by mortgage rates that reached forty-year lows. This record level of activity continued into the first six months of 2002. If current trends continue, last year’s record level of mortgage originations will likely be exceeded this year. Over the long term, management expects the originations market to grow steadily, although at a lower absolute level, propelled by growth in the housing market. Refinances, which in 2001 represented over 50% of mortgage originations, are expected over the long term to represent 15% to 20% of total market originations.

The continuing historic demand for mortgages drove not only near-record volumes but also high production margins. The combination of high volumes and margins increased loan production pre-tax earnings to $379.8 million for the quarter, an increase of $169.4 million from the year-ago period. The Company continued to increase the number of sales and processing staff in its loan production divisions to cope with the ongoing demand. When volumes moderate, the incremental processing staff (consisting largely of temporary employees) will be reduced. However, the Company plans to continue building its sales staff despite any potential drop in loan origination volume as a primary means to grow purchase-money loan market share.

The Company continued to experience significant runoff from its servicing portfolio during the quarter ended June 30, 2002. This, coupled with the expectation of continued higher-than-normal runoff at quarter-end due to a further decline in mortgage rates, resulted in significant amortization and impairment of the Company’s MSRs, net of servicing hedge gains, for the quarter ended June 30, 2002. The net result was a loss for the Loan Servicing Sector of $168.3 million in the current quarter.

On a combined basis, owing to the dynamic balance between the Company’s mortgage loan production and mortgage loan servicing businesses, the Mortgage Banking Segment generated pre-tax earnings of $225.5 million for the quarter ended June 30, 2002, an increase of 48% from the quarter ended May 31, 2001.

The Company’s non-mortgage banking businesses also were significant contributors to the record earnings performance in the most recent period. In particular, the Capital Markets Segment had pre-tax earnings of $37.5 million, up from $22.5 million in the year-ago period. Capital Markets has grown its core franchise significantly over the last five years and is now among the top firms in its niche, the secondary mortgage market. This segment continued to benefit from robust activity in the secondary mortgage market, favorable short-term financing rates, and resultant growth in its mortgage conduit and securities underwriting activities during the period.

In total, non-mortgage banking businesses contributed $79.7 million in pre-tax earnings for the quarter ended June 30, 2002 (26% of total pre-tax earnings), up from $44.0 million (22% of total pre-tax earnings) for the year-ago period. Management believes continued growth in the Company’s non-mortgage banking businesses will reduce the variability of its earnings caused by changes in mortgage interest rates.

OPERATING SEGMENT RESULTS

The Company's pre-tax earnings by segment are summarized below.

                                                                       Three Months Ended
                                                        -------------------------------------------------

(Dollar amounts in thousands)                               June 30, 2002              May 31, 2001
------------------------------------------------------  -----------------------  ------------------------

Mortgage Banking:
    Loan Production                                               $379,804                 $210,402
    Loan Servicing                                                (168,296)                 (72,238)
    Loan Closing Services                                           14,028                   14,233
                                                        -----------------------  ------------------------
         Total Mortgage Banking                                    225,536                  152,397
                                                        -----------------------  ------------------------

Diversified Businesses:
    Insurance                                                       29,427                   24,136
    Capital Markets                                                 37,526                   22,462
    Global Operations                                               (1,274)                     263
    Banking                                                         16,201                     (157)
    Other                                                           (2,142)                  (2,694)
                                                                                 ------------------------
                                                        -----------------------
         Total Diversified Businesses                               79,738                   44,010
                                                        -----------------------  ------------------------

Pre-tax earnings                                                  $305,274                 $196,407
                                                        =======================  ========================

MORTGAGE BANKING SEGMENT

The Mortgage Banking Segment is comprised of three sectors: Loan Production, Loan Servicing, and Loan Closing Services. In general, the Loan Production and Loan Closing Services Sectors perform at their best when mortgage rates are low and loan origination volume is high. Conversely, the Loan Servicing sector performs well when mortgage rates are relatively high and loan prepayments are low. Consequently, given the continued low level of mortgage rates and high levels of mortgage originations and prepayments industry-wide during the current period, it follows that the Loan Production and Loan Closing Services Sectors again achieved combined high levels of earnings and the Loan Servicing Sector produced continued losses. To moderate earnings despite the cyclical nature of the mortgage banking business, the Company strives to balance these sectors.

Loan Production Sector

The Loan Production Sector produces mortgage loans through three separate divisions of the Company’s principal subsidiary, CHL, and through Full Spectrum Lending, Inc.

The following table shows total loan volume by division:

                                                                        Mortgage Banking
                                                                        Loan Production
                                                                      Three Months Ended*
                                                        -------------------------------------------------

 (Dollar amounts in millions)                                June 30, 2002             May 31, 2001
------------------------------------------------------  -----------------------  ------------------------

 Correspondent Lending Division                                   $17,987                 $10,974
 Wholesale Lending Division                                        12,183                   9,897
 Consumer Markets Division                                         11,224                   9,284
 Full Spectrum Lending, Inc.                                          710                     464
                                                        -----------------------  ------------------------
                                                                  $42,104                 $30,619
                                                        =======================  ========================

* Does not include Treasury Bank loan originations totaling $26 million for the quarter ended June 30, 2002

The continued high demand for mortgages enabled the Loan Production Sector to achieve high top-line and bottom-line margins. Bottom-line margins were enhanced by the resulting high levels of productivity that helped to keep per-unit costs low. In the quarter ended June 30, 2002, the Company elected to defer the sale of $319 million of its home equity production because of available financing capacity and improved overall economics.

The 38% overall increase in loan production volume was driven largely by purchase-money loans, which increased 75%. The increase in purchase-money loans is significant as this has been the stable growth component of the mortgage market (refinances are driven largely by prevailing mortgage rates). All divisions contributed to the increase in purchase-money loans. The Company increased its purchase-money mortgage loan market share from approximately 5.6% in the three months ended June 30, 2001 to approximately 7.4% in the three months ended June 30, 2002. Management attributes this increase to ongoing consolidation in the mortgage lending industry as well as to the Company’s strategic focus on the purchase-money mortgage loan market. This strategic focus is evidenced in part by the continued growth of the Company’s retail commissioned sales force, which increased by approximately 1,100 employees from May 2001 to June 2002.

The following table summarizes loan production by purpose and by interest rate type:

                                                                        Mortgage Banking
                                                                        Loan Production
                                                                      Three Months Ended*
                                                        -------------------------------------------------

(Dollar amounts in millions)                                June 30, 2002              May 31, 2001
------------------------------------------------------  -----------------------  ------------------------

Purchase                                                          $20,744                  $11,823
Refinance                                                          21,360                   18,796
                                                        -----------------------  ------------------------
                                                                  $42,104                  $30,619
                                                        =======================  ========================
                                                        -----------------------  ------------------------

Fixed Rate                                                        $35,036                  $27,782
Adjustable Rate                                                     7,068                    2,837
                                                        -----------------------  ------------------------
                                                                  $42,104                  $30,619
                                                        =======================  ========================

* Does not include Treasury Bank loan originations totaling $26 million for the quarter ended June 30, 2002

As shown in the following table, the volume of non-traditional mortgages produced (which is included in the Company’s total volume of loans produced) during the current period has increased 78% from the prior year:

                                                                       Mortgage Banking
                                                               Non-Traditional Loan Production
                                                                     Three Months Ended*
                                                        -------------------------------------------------

(Dollar amounts in millions)                                June 30, 2002              May 31, 2001
------------------------------------------------------  -----------------------  ------------------------

Sub-prime                                                         $1,838                   $1,340
Home equity                                                        2,874                    1,303
                                                        -----------------------  ------------------------
                                                                  $4,712                   $2,643
                                                        =======================  ========================

* Does not include Treasury Bank loan originations totaling $26 million for the quarter ended June 30, 2002

These non-traditional mortgages carry higher profit margins historically and the demand is believed to be less rate-sensitive than with the Company’s traditional mortgage production. Consequently, such mortgages are a key component of the Company’s overall diversification strategy.

The Company successfully retained a significant percentage of the customers who prepaid their mortgages during the period. The overall retention rate for the quarter was 30%, and for retail customers the rate was 33%. Notably, 59% of the Consumer Market Division’s total loan production during the period was sourced from the Company’s servicing portfolio. The high retention rates during the period were due, in part, to the high level of refinances. The Company has been most successful retaining customers who refinance their existing mortgages in such an environment. During the quarter ended June 30, 2002, 83% of the Consumer Markets Division’s refinance loan volume was from existing mortgage customers. This synergy is a major source of value derived from the Company’s MSR investment.

Loan Servicing Sector

The Loan Servicing Sector reflects the performance of the Company’s investments in MSRs and other retained interests and associated hedges, as well as profits from sub-servicing activities in the United States. The Loan Servicing Sector also incorporates a significant processing operation, namely the approximately 4,800 employees that service the Company’s 3.5 million mortgage customers. How effectively this servicing operation drives down costs and increases ancillary income from the portfolio has a significant impact on the long-term performance of this sector.

The Loan Servicing Sector experienced losses during the recent period that offset the high level of profits generated by the Loan Production Sector. This was not unexpected given the ongoing level of refinance activity that ensued, driven by mortgage rates that remained close to the forty-year lows reached during calendar 2001. The Company’s MSRs and other retained interests represent the present value of cash flow streams that are closely linked to the expected life of the underlying servicing portfolio. The continued high level of actual and forecasted prepayment activity reduced the life of the servicing portfolio and thus the value of the Company’s related investments, as reflected by the $697.2 million combined impairment charge and $244.3 million of MSR amortization for the quarter ended June 30, 2002. The servicing hedge generated a gain of $462.4 million during the period, resulting in amortization and impairment, net of the servicing hedge, of $479.1 million for the quarter ended June 30, 2002, an increase of $109.4 million over the quarter ended May 31, 2001.

Despite the level of prepayments, the Company was able to increase its servicing portfolio to $374.8 billion at June 30, 2002, a 24% increase from May 31, 2001. At the same time, the overall weighted-average note rate declined from 7.7% to 7.3%.

The Company’s investment in MSRs was stratified by note rate at June 30, 2002 as follows:

(Dollar amounts in millions)                    Portfolio Strata at June 30, 2002
                                     ---------------------------------------------------------
         Mortgage Rate                   Principal           Percent            Weighted                MSR
                                                                                Average
                                        Balance (1)         of Total        Maturity (years)          Balance
---------------------------------    ------------------     ----------     -------------------    -----------------
---------------------------------    ------------------     ----------     -------------------    -----------------

7.00% and under                           $ 181,594               50%             25.0                 $  3,140
7.01-8.00%                                                        37%             26.1                    2,355
                                            135,501
8.01-9.00%                                                         9%             26.0                      399
                                             30,738
9.01-10.00%                                   8,067                2%             24.9                      115
over 10.00%                                   7,969                2%             22.4                      115
                                     ------------------     ----------                            -----------------
                                     ------------------     ----------                            -----------------
Total                                     $ 363,869              100%             25.4                 $  6,124
                                     ==================     ==========                            =================

(1)   Excludes subservicing

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

Combined, the LandSafe companies produced $14.0 million in pre-tax earnings, a 1% decrease over the year-ago period. Although the number of units processed increased 29% in the current quarter as compared to the quarter ended May 31, 2001, LandSafe’s earnings decreased slightly due to the $832 thousand reduction in earnings arising from the discontinuation of this sector’s Northern California title operations. During the three month period ended June 30, 2002, approximately 27% of LandSafe’s revenues were from third parties. Management believes that this percentage should rise in the future.

The following table shows the number of units processed during the respective periods:

                                                                       Three Months Ended
                                                        -------------------------------------------------

                                                            June 30, 2002              May 31, 2001
------------------------------------------------------  -----------------------  ------------------------

Credit reports                                                    999,860                  681,262
Automated property valuation services                             426,591                  401,786
Flood determinations                                              337,150                  261,177
Appraisals                                                         96,878                   92,315
Default title orders                                               11,774                    7,190
Title reports                                                       6,959                    9,131
Home inspection                                                     3,304                    1,576
Other title and escrow services                                     3,893                    8,123
                                                        -----------------------  ------------------------
          Total                                                 1,886,409                1,462,560
                                                        =======================  ========================

DIVERSIFIED BUSINESSES

To reduce the variability of earnings caused by changes in mortgage interest rates, the Company has expanded into non-mortgage banking businesses that leverage Countrywide’s mortgage banking platform. Pre-tax earnings from these diversified businesses increased $35.7 million in the quarter ended June 30, 2002 over the quarter ended May 31, 2001.

Insurance Segment

This segment consists of insurance carrier and agency operations. The carrier operations include Balboa Life and Casualty, which is a national provider of property, life and liability insurance, and Balboa Reinsurance Company, which is a primary mortgage reinsurance company. Insurance Agency Operations consists primarily of Countrywide Insurance Services, Inc., which is a national insurance agency offering a full menu of insurance products directly to consumers, and DirectNet Insurance Agency, which provides turnkey and customized personal insurance solutions to consumers on behalf of other financial institutions.

Segment pre-tax earnings increased 22% over the year-ago period, to $29.4 million. Following are the pre-tax earnings by business line:

                                                                       Three Months Ended
                                                        -------------------------------------------------

(Dollar amounts in thousands)                                June 30, 2002             May 31, 2001
------------------------------------------------------  ------------------------  -----------------------

Carrier Operations
    Balboa Life and Casualty                                    ($     198)                  $  7,333
    Balboa Reinsurance Company                                      24,191                     13,031
                                                        ------------------------  -----------------------
                                                        ------------------------  -----------------------
                                                                    23,993                     20,364
Agency Operations                                                    5,434                      3,772
                                                        ------------------------  -----------------------
                                                                   $29,427                    $24,136
                                                        ========================  =======================

The combined carrier operations showed significant growth in their businesses, as reflected in the 26% increase in total policies in-force over the year-ago period.

Following are the policies in-force for each business line:

(Amounts in units)                                           June 30, 2002              May 31, 2001
------------------------------------------------------  -------------------------  ----------------------

Carrier Operations
    Balboa Life and Casualty                                       2,630,953                2,092,488
    Balboa Reinsurance Company                                       369,389                  287,573
                                                        -------------------------  ----------------------
                                                        -------------------------  ----------------------
                                                                   3,000,342                2,380,061
                                                        =========================  ======================

Agency Operations                                                    645,005                  528,214
                                                        =========================  ======================

The increase in carrier life and casualty polices was attributable to growth in reinsurance and in lender-placed property hazard and voluntary homeowners’ product lines. The growth in voluntary insurance was achieved through penetration of the Company’s mortgage customer base through Countrywide Insurance Services, Inc., as well as through increased third-party business. The growth in policies in-force resulted in a $46.1 million, or 53%, increase in earned premium from the quarter ended May 31, 2001 to the quarter ended June 30, 2002. During the current period, Balboa underwrote approximately 60% of the new policies placed by Countrywide Insurance Services, Inc.

The increase in net earned premiums combined with realized investment gains were partially offset in the current quarter by increased salaries expense related to increased staffing levels needed to support planned future business growth, increased insurance losses as a percentage of premium revenue due to increased participation in higher loss rate lines of business (voluntary homeowners' insurance), and to a $7.9 million writedown of Balboa’s investment in WorldCom debentures. Voluntary homeowners' insurance generally is subject to higher loss rates in relation to net insurance premiums than similar lender-placed insurance. This higher los rate is partially offset by the lower commission rates paid by the insurer to its brokers. Management believes it will be able to leverage Balboa’s current infrastructure in the future to increase marginal profits in its life and casualty business.

To date, the Company’s mortgage reinsurance business has not incurred insurance losses, owing to a generally strong economy, an even stronger housing market, and to the age of the underlying loans. Over time, management does expect to incur insurance losses, although absent a significant housing recession, profits from mortgage reinsurance should continue to grow generally in line with the Company’s servicing portfolio.

Capital Markets Segment

This segment’s activities include the operations of Countrywide Securities Corporation (“CSC”), a registered securities broker-dealer specializing in mortgage-related securities and Countrywide Asset Management Corporation, a manager of distressed mortgage loans. The Capital Markets Segment (“CCM”) achieved increased earnings of $37.5 million for the quarter, up 67% from the year-ago period. CCM capitalized on the robust mortgage market, high price volatility, and low short-term financing rates that prevailed during the period. CSC’s total trading volume increased 25% to $413.2 billion. The following table shows the composition of CSC’s trading volume by instrument:

                                                                       Three Months Ended
                                                        -------------------------------------------------

 (Dollar amounts in millions)                               June 30, 2002              May 31, 2001
------------------------------------------------------  -----------------------  ------------------------

Mortgage-backed securities                                         $375,720                $307,714
Agency debt                                                          14,561                  13,095
Asset-backed securities                                              14,059                   7,080
Mortgage loans                                                        7,597                   2,853
Other                                                                 1,300                   1,011
                                                        -----------------------  ------------------------
                                                                   $413,237                $331,753
                                                        =======================  ========================

Approximately $11.5 million of CCM’s pre-Tax earnings during the current period resulted from its mortgage conduit activities.

Global Operations Segment

This segment incurred a pre-tax loss of $1.3 million during the quarter ended June 30, 2002, compared to pre-tax earnings of $0.3 million in the year-ago quarter. The results for the current period were negatively impacted by a retroactive adjustment to a cost sharing agreement between Countrywide’s business segments.

Management believes Global Operations will be successful in attracting significant additional third-party business in 2002. Longer term, Management believes it will expand its international operations beyond the United Kingdom. Management believes the Company’s advanced mortgage technology and expertise create an extraordinary opportunity in developing mortgage markets around the globe.

Banking Segment

The Banking Segment commenced operations in calendar 2001. The segment achieved pre-tax earnings of $16.2 million for the current period. Following is the composition of pre-tax earnings by company:

                                                                       Three Months Ended
                                                        -------------------------------------------------

(Dollar amounts in thousands)                               June 30, 2002              May 31, 2001
------------------------------------------------------  -----------------------  ------------------------

Treasury Bank                                                      $12,673                    $   -
Countrywide Warehouse Lending ("CWL")                                3,542                      367
Bank Holding Company                                                   (14)                    (524)
                                                        -----------------------  ------------------------
                                                                   $16,201                    ($157)
                                                        =======================  ========================

The Bank was acquired in May 2001 and was therefore not included in the May 2001 period’s results of operations. However, pre-tax earnings increased 111% or $6.7 million from the quarter ended March 31, 2002 due to growth in the Bank’s average earning assets from $1.8 billion in the quarter ended March 31, 2002 to $3.0 billion in the quarter ended June 30, 2002.

The Bank obtained regulatory approval of its three-year business plan in November 2001. The plan calls for the Bank to increase assets to $22 billion by 2004, primarily sourced through the Company’s mortgage banking operation. Likewise, a significant portion of the Bank’s liabilities will come from the mortgage banking operation, primarily in the form of impound accounts. Largely because of these synergies, management is confident the Company will achieve the Bank’s growth targets. At June 30, 2002, the Bank’s total assets were $3.2 billion.

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

CWL’s secured loans outstanding were $1.0 billion at June 30, 2002. Management believes the synergy between CWL and the Correspondent Lending Division (the Company’s correspondent mortgage loan production division), as well as the ongoing reduction in supply of warehouse credit in the market, creates an opportunity for significant growth in CWL’s market share. How this will translate into growth in earnings is partly dependent on the degree of consolidation in the mortgage lending industry in the future.

DETAILED DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS

Loan origination fee revenue increased in the three months ended June 30, 2002 as compared to the three months ended May 31, 2001 due to increased loan production, partially offset by the effects of a change in production channel mix.

Gain on sale of loans is summarized below for the three months ended June 30, 2002 and May 31, 2001:

                                                                       Three Months Ended

-----------------------------------------------------       June 30, 2002              May 31, 2001
(Dollar amounts in thousands)
------------------------------------------------------  -----------------------  ------------------------

Prime credit quality, first lien mortgages                        $255,494                 $123,345
Sub-prime mortgages                                                 62,699                   64,130
Home equity mortgages                                               68,780                   37,505
Capital Markets                                                    (12,007)                  32,629
                                                        -----------------------  ------------------------
                                                                  $374,966                 $257,609
                                                        =======================  ========================

Gain on sale of loans increased in the quarter ended June 30, 2002 as compared to the quarter ended May 31, 2001 due to increased sales volume and margins on prime credit quality, first lien mortgages and home equity loans, partially offset by reduced trading gains in Capital Markets. Trading gains in Capital Markets declined primarily due to the impact of the steepening yield curve on forward MBS prices. This decline was more than offset by the associated increase in net interest income earned during the securities’ holding period.

In general, loan origination fee revenue and gain on sale of loans are affected by numerous factors, including the volume and mix of loans sold, production channel mix, the level of price competition, and the slope of the yield curve.

Net interest income is summarized below for the three months ended June 30, 2002 and May 31, 2001:

                                                                        Three Months Ended

-----------------------------------------------------       June 30, 2002              May 31, 2001
(Dollar amounts in thousands)
------------------------------------------------------  -----------------------  ------------------------

Net interest income:
   Mortgage loan and securities inventory                          $126,163                 $56,917
   Capital Markets Segment trading portfolio                         87,387                  17,315
   Banking Segment investments                                       19,649                     556
   Insurance Segment investments                                      8,362                   5,591
   Custodial balances                                                 6,400                  50,876
Interest expense related to Servicing Sector                        (64,667)                (76,451)
Other                                                                 2,146                   1,596
                                                        -----------------------  ------------------------
   Net interest income                                             $185,440                 $56,400
                                                        =======================  ========================

The increase in net interest income from the mortgage loan and securities inventory was primarily attributable to growth in average inventory levels combined with an increased net earnings rate during the three months ended June 30, 2002. The increase in the net earnings rate is due to the steepening yield curve. The Company finances the major portion of its mortgage and securities inventory at short-term borrowing rates.

The increase in net interest earned in Capital Markets is attributable to an increase in earning asset balances, and to the general widening of the spread between yields earned on these long-term assets and the short-term financing rates paid by the Company. This increase was partially offset by the reduced gains on the Capital Markets’ segment’s trading activities.

The increase in net interest income from banking investments was primarily attributable to year-over-year asset growth both in the Company’s warehouse lending activities and in Treasury Bank.

Interest earned on custodial balances decreased due to the decline in short term rates, partially offset by increased average custodial balances resulting from a larger portfolio and higher payoffs. Custodial balance earnings were further impacted by the general requirement to pass through interest on paid off loans at the underlying security rates.

Interest expense in the Loan Servicing Sector decreased primarily from the decline in short-term rates (a portion of the company’s long term debt is variable rate), partially offset by an increase in the assets financed.

The Company recorded MSR amortization for the quarter ended June 30, 2002 totaling $244.3 million compared to $227.5 million for the quarter ended May 31, 2001. The Company recorded impairment of retained interests totaling $697.2 million for the quarter ended June 30, 2002 compared to impairment of $34.9 million for the quarter ended May 31, 2001. The primary factors affecting the amount of amortization and impairment of MSRs and other retained interests are the level of prepayments during the period and the change, if any, in estimated future prepayments.

The Company’s Servicing Hedge is intended to reduce the variability of reported earnings caused by changes in the value of the Company’s investment in MSRs and other retained interests that generally result from changes in interest rates. The Company recognized a net gain of $462.4 million and a net loss of $107.3 million from the Servicing Hedge for the quarters ended June 30, 2002 and May 31, 2001, respectively.

Salaries and related expenses are summarized below for the three months ended June 30, 2002 and May 31, 2001:

                                                     Three Months Ended June 30, 2002
                                ----------------------------------------------------------------------------
                                    Mortgage          Diversified          Corporate
(Dollar amounts in thousands)       Banking           Businesses        Administration         Total
------------------------------  -----------------  -----------------  ------------------ -------------------

Base Salaries                         $134,701            $43,276             $39,195            $217,172

Incentive Bonus                        109,846             25,942               7,644             143,432

Payroll Taxes and Benefits              32,618              7,596               9,902              50,116
                                -----------------  -----------------  ------------------ -------------------

Total Salaries and Related
    Expenses                          $277,165            $76,814             $56,741            $410,720
                                =================  =================  ================== ===================

Average  Number of Employees,
    Including       Temporary
    Workers                             16,168              3,665              2,539               22,372
                                =================  =================  ================== ===================

                                                      Three Months Ended May 31, 2001
                                ----------------------------------------------------------------------------
                                    Mortgage          Diversified          Corporate
(Dollar amounts in thousands)       Banking           Businesses        Administration         Total
------------------------------  -----------------  -----------------  ------------------ -------------------

Base Salaries                          $99,197            $19,549             $31,542          $150,288

Incentive Bonus                         70,764             17,249               7,513            95,526

Payroll Taxes and Benefits              21,509              3,385               7,902            32,796
                                -----------------  -----------------  ------------------ -------------------
Total Salaries and Related            $191,470            $40,183             $46,957          $278,610
    Expenses
                                =================  =================  ================== ===================

Average  Number of Employees,
    Including       Temporary
    Workers                             10,996              1,362               1,846            14,204
                                =================  =================  ================== ===================

The amount of salaries within the Mortgage Banking Segment increased during the three months ended June 30, 2002 as compared to the three months ended May 31, 2001. This increase was due to a significant increase in loan production volume and to growth in the loan servicing portfolio. To a lesser extent, increased activity in the Diversified Businesses, including consolidation of Global Home Loans, also contributed to the increase in salaries. Incentive bonuses earned during the three months ended June 30, 2002, increased primarily due to an increase in loan production volume, additional commissioned sales personnel in the Loan Production Sector and increased trading activity in the Capital Markets Segment.

Occupancy and other office expenses for the three months ended June 30, 2002 increased primarily to accommodate personnel growth in the Loan Production Sector and, to a lesser extent, to accommodate personnel growth in the Diversified Businesses Segment.

Insurance net losses are attributable to claims in the Insurance Segment. Combined insurance losses were $59.9 million or 45% of net insurance premiums earned for the three months ended June 30, 2002 as compared to $35.3 million or 40% of net insurance premiums earned for the three months ended May 31, 2001. The increase in loss ratio is generally consistent with growth in Balboa’s voluntary homeowners’ business. Voluntary homeowners’ insurance generally is subject to higher loss rates in relation to net insurance premiums than similar lender-placed insurance. This higher loss rate is partially offset by the lower commission rates paid by the insurer to its brokers. In general, the level of losses recognized in any period is dependent on many factors, a primary driver being the occurrence of natural disasters.

Other operating expenses for the three months ended June 30, 2002 and May 31, 2001 are summarized below:

                                                                       Three Months Ended
                                                        -------------------------------------------------

(Dollar amounts in thousands)                               June 30, 2002             May 31, 2001
------------------------------------------------------  -----------------------  ------------------------

Insurance commission expense                                       $31,537                  $23,617
Bad debt expense                                                    19,634                    8,196
Professional fees                                                   17,766                   25,038
Travel and entertainment                                            11,701                    5,947
Data processing                                                      6,166                    2,826
Insurance                                                            3,861                    3,112
Taxes and licenses                                                   2,862                    2,257
Other                                                                8,923                    9,932
                                                        -----------------------  ------------------------
                                                                  $102,450                  $80,925
                                                        =======================  ========================

During the three months ended June 30, 2002, insurance commission expense increased due to increases in the amount of insurance business underwritten. Professional fees decreased primarily due to high costs in the prior period arising from the Company’s growth and diversification efforts. Bad debt expense increased during the period primarily due to growth and seasoning of the servicing portfolio. Bad debt expense consists primarily of losses arising from unreimbursed servicing advances, losses arising from repurchased or indemnified loans, and credit losses arising from VA-guaranteed loans. (See the “Credit Risk” section for further discussion.)

Six Months Ended June 30, 2002 Compared to the Six Months Ended May 31, 2001

CONSOLIDATED EARNINGS PERFORMANCE

The Company’s diluted earnings per share for the six months ended June 30, 2002 was $2.80, a 51% increase over diluted earnings per share for the six months ended May 31, 2001. Net earnings increased 58% from the six months ended May 31, 2001. This earnings performance was driven principally by the record level of mortgage loans produced by the Company—$86.0 billion—as compared to $51.1 billion for the year-ago period.

Industry-wide, mortgage originations eclipsed $2 trillion in calendar 2001 —another record number—driven in turn by record levels of refinance activity and housing activity in the United States. Especially with regard to refinances, this historic level of activity was stimulated by mortgage rates that reached forty-year lows. This record level of activity continued into the first six months of 2002.

The continuing demand for mortgages drove not only record volumes but also high production margins. The combination of record volumes and high margins propelled loan production pre-tax earnings to $828.2 million for the six months, an increase of $526.7 million from the year-ago period. The Company continued to increase the number of sales and processing staff in its loan production divisions to cope with the continuing demand. As volumes moderate, the incremental processing staff (consisting largely of temporary employees) will be reduced. However, the Company plans to continue building its sales staff despite any potential drop in loan origination volume as a primary means to grow purchase-money loan market share.

The Company continued to experience significant runoff from its servicing portfolio during the six months ended June 30, 2002. This, coupled with the expectation of continued higher-than-normal runoff at quarter-end due to declining mortgage rates, resulted in significant amortization and impairment of the Company’s MSRs for the six months ended June 30, 2002. The combined amount of amortization and impairment of MSRs and other retained interests, net of hedge gains, was $497.1 million over the amount recorded for the six months ended May 31, 2001.

On a combined basis, owing to the dynamic balance between the Company’s mortgage loan production and mortgage loan servicing businesses, the Mortgage Banking Segment generated pre-tax earnings of $417.1 million for the six months ended June30, 2002, an increase of 51% from the six months ended May 31, 2001.

The Company’s non-mortgage banking businesses also were significant contributors to the record earnings performance in the most recent period. In particular, the Capital Markets Segment had pre-tax earnings of $77.1 million, up from $38.5 million in the year-ago period. Capital Markets has grown its core franchise significantly over the last five years and is now among the top firms in its niche, trading in mortgage-related securities. This segment continued to benefit from robust activity in the secondary mortgage market, as well from the favorable interest rate environment. In total, non-mortgage banking businesses contributed $154.3 million in pre-tax earnings for the six months ended June 30, 2002 (27% of total pre-tax earnings), up from $82.7 million (23% of total pre-tax earnings) for the year-ago period. Management believes continued growth in the Company’s non-mortgage banking businesses will reduce the variability of its earnings caused by changes in mortgage interest rates.

OPERATING SEGMENT RESULTS

The Company's pre-tax earnings by segment are summarized below:

                                                                        Six Months Ended
                                                        -------------------------------------------------

(Dollar amounts in thousands)                               June 30, 2002              May 31, 2001
------------------------------------------------------  -----------------------  ------------------------

Mortgage Banking:
    Loan Production                                               $828,155                 $301,412
    Loan Servicing                                                (439,519)                 (50,179)
    Loan Closing Services                                           28,426                   25,764
                                                        -----------------------  ------------------------
         Total Mortgage Banking                                    417,062                  276,997
                                                        -----------------------  ------------------------

Diversified Businesses:
    Insurance                                                       55,572                   48,037
    Capital Markets                                                 77,059                   38,478
    Global Operations                                               (1,775)                     432
    Banking                                                         26,422                      174
    Other                                                           (2,972)                  (4,443)
                                                                                 ------------------------
                                                        -----------------------
         Total Diversified Businesses                              154,306                   82,678
                                                        -----------------------  ------------------------

Pre-tax earnings                                                  $571,368                 $359,675
                                                        =======================  ========================

MORTGAGE BANKING SEGMENT

The Mortgage Banking Segment is comprised of three sectors: Loan Production, Loan Servicing, and Loan Closing Services.

Loan Production Sector

The Loan Production Sector produces mortgage loans through three separate divisions of the Company’s principal subsidiary, CHL, and through Full Spectrum Lending, Inc.

The following table shows total loan volume by division:

                                                                        Mortgage Banking
                                                                        Loan Production
                                                                       Six Months Ended*
                                                        -------------------------------------------------

 (Dollar amounts in millions)                               June 30, 2002              May 31, 2001
------------------------------------------------------  -----------------------  ------------------------

 Correspondent Lending Division                                     $36,661                  $18,849
 Wholesale Lending Division                                          25,368                   16,201
 Consumer Markets Division                                           22,614                   15,135
 Full Spectrum Lending, Inc.                                          1,364                      905
                                                        -----------------------  ------------------------
                                                                    $86,007                  $51,090
                                                        =======================  ========================

*Does not include Treasury Bank originations totaling $156 million for the six months ended June 30, 2002

The continued high demand for mortgages enabled the Loan Production Sector to continue achieving high top-line and bottom-line margins. Bottom-line margins were enhanced by the resulting high levels of productivity that helped to keep per-unit costs low. In the six months ended June 30, 2002, the Company elected to defer the sale of $1.2 billion of its home equity production because of available financing capacity and improved overall economics.

The 68% overall increase in loan production volume was driven by both refinance and purchase money lending. The increase in purchase-money loans is significant as this has been the stable growth component of the mortgage market (refinances are driven largely by prevailing mortgage rates). All divisions contributed to the increase in purchase-money loans, with the Correspondent division experiencing slightly more of the increase than the Consumer and Wholesale Divisions. The Company increased its purchase-money mortgage loan market share from approximately 5.2% in the six months ended June 30, 2001 to approximately 7.0% in the six months ended June 30, 2002. Management attributes this increase to ongoing consolidation in the mortgage lending industry as well as to the Company’s strategic focus on the purchase-money mortgage loan market. This strategic focus is evidenced in part by the continued growth of the Company’s retail commissioned sales force, which increased by approximately 1,100 employees from May 2001 to June 2002. The following table summarizes loan production by purpose and by interest rate type:

                                                                        Mortgage Banking
                                                                        Loan Production
                                                                        Six Months Ended
                                                        -------------------------------------------------

(Dollar amounts in millions)                                June 30, 2002              May 31, 2001
------------------------------------------------------  -----------------------  ------------------------

Purchase                                                            $36,286                  $21,948
Refinance                                                            49,721                   29,142
                                                        -----------------------  ------------------------
                                                                    $86,007                  $51,090
                                                        =======================  ========================
                                                        -----------------------  ------------------------

Fixed Rate                                                          $71,621                  $46,296
Adjustable Rate                                                      14,386                    4,794
                                                        -----------------------  ------------------------
                                                                    $86,007                  $51,090
                                                        =======================  ========================

*Does not include Treasury Bank originations totaling $156 million for the six months ended June 30, 2002

As shown in the following table, the volume of non-traditional mortgages produced (which is included in the Company’s total volume of loans produced) during the current period has increased 72% from the prior year:

                                                                       Mortgage Banking
                                                               Non-Traditional Loan Production
                                                                       Six Months Ended
                                                        -------------------------------------------------

(Dollar amounts in millions)                                June 30, 2002              May 31, 2001
------------------------------------------------------  -----------------------  ------------------------

Sub-prime                                                           $3,818                    $2,746
Home equity                                                          5,093                     2,449
                                                        -----------------------  ------------------------
                                                                    $8,911                    $5,195
                                                        =======================  ========================

*Does not include Treasury Bank originations totaling $156 million for the six months ended June 30, 2002

These non-traditional mortgages carry higher profit margins historically and the demand is believed to be less rate sensitive than with the Company’s traditional mortgage production. Consequently, such mortgages are a key component of the Company’s overall diversification strategy.

The Company successfully retained a significant percentage of the customers who prepaid their mortgages during the period. The overall retention rate for the six months was 33%, and for retail customers the rate was 36%. Notably, 57% of the Consumer Market Division’s total loan production during the period was sourced from the Company’s servicing portfolio. The high retention rates during the period were due, in part, to the high level of refinances. The Company has been most successful retaining customers who refinance their existing mortgages in such an environment. During the six months ended June 30, 2002, 84% of the Consumer Markets Division’s refinance loan volume was from existing mortgage customers. This synergy is a major source of value derived from the Company’s MSR investment.

Loan Servicing Sector

The Loan Servicing Sector reflects the performance of the Company’s investments in MSRs and other retained interests and associated hedges, as well as profits from sub-servicing activities in the United States. The Loan Servicing Sector also incorporates a significant processing operation, namely the approximately 4,800 employees that service the Company’s 3.5 million mortgage customers. How effectively this servicing operation drives down costs and increases ancillary income from the portfolio has a significant impact on the long-term performance of this sector.

The Loan Servicing Sector experienced losses during the recent period that offset the record level of profits generated by the Loan Production Sector. This was not unexpected given the ongoing level of refinance activity that ensued, driven by mortgage rates that remained close to the forty-year lows reached during calendar 2001. The Company’s MSRs and other retained interests represent the present value of cash flow streams that are closely linked to the expected life of the underlying servicing portfolio. The continued high level of actual and forecasted prepayment activity reduced the life of the servicing portfolio and thus the value of the Company’s related investments, as reflected by the $710.9 million combined impairment charge and $502.0 million of MSR amortization for the six months ended June 30, 2002. The servicing hedge generated a gain of $132.0 million during the period, resulting in amortization and impairment, net of the servicing hedge, of $1,080.9 million for the six month period ended June 30, 2002, an increase of $497.1 million over the six month period ended May 31, 2001.

Despite the level of prepayments, the Company was able to increase its servicing portfolio to $374.8 billion at June 30, 2002, a 24% increase from May 31, 2001.

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

Combined, the LandSafe companies produced $28.4 million in pre-tax earnings, a 10% increase over the year-ago period, driven by the growth in mortgage loan production, and partly offset by certain costs incurred in relation to the restructuring of its title operations. During the period, approximately 25% of LandSafe’s revenues were from third parties. Management believes that this percentage should rise in the future.

The following table shows the number of units processed during the respective periods:

                                                                        Six Months Ended
                                                        -------------------------------------------------

                                                            June 30, 2002              May 31, 2001
------------------------------------------------------  -----------------------  ------------------------

Credit reports                                                    1,922,179                1,192,773
Automated property valuation services                               924,533                  680,327
Flood determinations                                                691,521                  438,766
Appraisals                                                          184,729                  158,424
Default title orders                                                 21,433                   15,177
Title reports                                                        16,067                   17,066
Other title and escrow services                                       9,163                   14,368
Home inspection                                                       5,627                    2,838
                                                        -----------------------  ------------------------
    Total                                                         3,775,252                2,519,739
                                                        =======================  ========================

DIVERSIFIED BUSINESSES

To reduce the variability of earnings caused by changes in mortgage interest rates, the Company has expanded into non-mortgage banking businesses that leverage Countrywide’s mortgage banking platform. Pre-tax earnings from these diversified businesses increased $71.6 million in the six months ended June 30, 2002 over the six months ended May 31, 2001.

Insurance Segment

Segment pre-tax earnings increased 16% over the year-ago period, to $55.6 million. Following are the pre-tax earnings by business line:

                                                                        Six Months Ended
                                                        -------------------------------------------------

(Dollar amounts in thousands)                                June 30, 2002             May 31, 2001
------------------------------------------------------  ------------------------  -----------------------

Carrier Operations
    Balboa Life and Casualty                                        $6,225                   $14,612
    Balboa Reinsurance Company                                      40,205                    26,275
                                                        ------------------------  -----------------------
                                                                    46,430                    40,887
Agency Operations                                                    9,142                     7,150
                                                        ------------------------  -----------------------
                                                                   $55,572                   $48,037
                                                        ========================  =======================

The carrier operations showed significant growth, as reflected in the 26% increase in total policies in-force over the year-ago period. Following are the policies in-force for each business line as of the respective dates:

(Amounts in units)                                           June 30, 2002              May 31, 2001
------------------------------------------------------  -------------------------  ----------------------

Carrier Operations
    Balboa Life and Casualty                                       2,630,953                2,092,488
    Balboa Reinsurance Company                                       369,389                  287,573
                                                        -------------------------  ----------------------
                                                                   3,000,342                2,380,061
                                                        =========================  ======================

Agency Operations                                                    645,005                  528,214
                                                        =========================  ======================

The increase in life and casualty policies is attributable to lender-placed property hazard and voluntary homeowners’ product lines. The growth in voluntary insurance was achieved through penetration of the Company’s mortgage customer base through Countrywide Insurance Services, Inc., as well as through increased third-party business. The combined growth in carrier policies in-force resulted in an $88.0 million, or 54%, increase in earned premium from the six months ended

        May 31, 2001 to the six months ended June 30, 2002. During the current period, Balboa underwrote approximately 58% of the new policies placed by Countrywide Insurance Services, Inc.

The increase in net earned premiums combined with realized gains on sales of investments were partially offset in the current period by increased personnel expenses needed to support planned future business growth, increased insurance losses due primarily to an increase in voluntary homeowners’ lines as a percentage of total policies in-force, and a $7.9 million writedown related to Balboa’s investment in WorldCom debentures. Voluntary homeowners’ insurance generally is subject to higher loss rates in relation to net insurance premiums than similar lender-placed insurance. This higher loss rate is partially offset by the lower commission rates paid by the insurer to its brokers. Management believes it will be able to leverage Balboa’s current infrastructure in the future to increase marginal profits in its life and casualty business.

To date, the Company’s mortgage reinsurance business has not incurred insurance losses, owing to a generally strong economy, an even stronger housing market, and to the age of the underlying loans. Over time, management does expect to incur insurance losses, although absent a significant housing recession profits from mortgage reinsurance should continue to grow generally in line with the Company’s servicing portfolio.

Capital Markets Segment

CCM achieved record earnings of $77.1 million for the six months, up 100% from the year-ago period. CCM’s growth in profitability was driven by the robust mortgage market, high price volatility, and steep yield curve. CSC’s total trading volume increased 44% to $853.0 billion.

The following table shows the composition of CSC's trading volume by instrument:

                                                                        Six Months Ended
                                                        -------------------------------------------------

 (Dollar amounts in millions)                               June 30, 2002              May 31, 2001
------------------------------------------------------  -----------------------  ------------------------

Mortgage-backed securities                                       $  779,971               $  551,426
Mortgage loans                                                       31,902                   21,986
Asset-backed securities                                              22,778                   13,301
Whole loans                                                          14,104                    3,479
Other                                                                 4,278                    2,010
                                                        -----------------------  ------------------------
                                                                 $  853,033               $  592,202
                                                        =======================  ========================

Approximately $24.4 million of CSC’s pre-tax earnings during the current period resulted from its mortgage conduit activities.

Global Operations Segment

The segment incurred a pre-tax loss of $1.8 million during the six months ended June 30, 2002, compared to pre-tax earnings of $0.4 million in the year-ago period. Results in the current period were negatively impacted by a retroactive adjustment to a cost sharing agreement between Countrywide’s business segments.

Management believes Global Operations will be successful in attracting significant additional third-party business in 2002. Longer term, Management believes it will expand its international operations beyond the United Kingdom. Management believes the Company’s advanced mortgage technology and expertise create an extraordinary opportunity in developing mortgage markets around the globe.

Banking Segment

The Banking Segment commenced operations in calendar 2001. The segment achieved pre-tax earnings of $26.4 million for the current period. Following is the composition of pre-tax earnings by company:

                                                                        Six Months Ended
                                                        -------------------------------------------------

(Dollar amounts in thousands)                               June 30, 2002              May 31, 2001
------------------------------------------------------  -----------------------  ------------------------

Treasury Bank                                                     $  18,692                  $    -
Countrywide Warehouse Lending ("CWL")                                 7,740                   1,126
Bank Holding Company                                                    (10)                   (952)
                                                        -----------------------  ------------------------
                                                                  $  26,422                $    174
                                                        =======================  ========================

The Bank was acquired in May 2001 and was therefore not included in the May 2001 period’s results of operations. Average earning assets increased to $3.0 billion, centered primarily in higher yielding mortgages and mortgage-backed securities at June 30, 2002. Asset growth was funded primarily by the transfer of mortgagor and investor impound accounts controlled by CHL from third party banks to the Bank, a capital contribution from Countrywide Credit Industries, Inc., Federal Home Loan Bank advances, and growth in the Bank’s retail deposit base.

CWL’s pre-tax earnings increased by $6.6 million during the six months ended June 30, 2002 compared to the six month period ended May 31, 2001 due to growth in secured loans outstanding. At June 30, 2002, secured loans outstanding were $1.0 billion, an increase of $525.9 million from May 31, 2001.

DETAILED DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS

Loan origination fee revenue increased in the six months ended June 30, 2002 as compared to the six months ended May 31, 2001 due to increased loan production, partially offset by the effects of the change in production channel mix.

Gain on sale of loans is summarized below for the six months ended June 30, 2002 and May 31, 2001:

                                                                        Six Months Ended

-----------------------------------------------------       June 30, 2002              May 31, 2001
(Dollar amounts in thousands)
------------------------------------------------------  -----------------------  ------------------------

Prime credit quality, first lien mortgages                         $524,432                $162,652
Sub-prime mortgages                                                 139,519                 139,032
Home equity mortgages                                               104,323                  71,570
Capital Markets                                                       4,448                  62,180
                                                        -----------------------  ------------------------
                                                                   $772,722                $435,434
                                                        =======================  ========================

Gain on sale of loans increased in the six months ended June 30, 2002 as compared to the six months ended May 31, 2001 due to increased sales volume and margins on prime credit quality, first lien mortgages and home equity loans, partially offset by reduced trading gains in Capital Markets. Trading gains in Capital Markets declined due to the impact of the steepening yield curve on forward MBS prices. This reduction was more-than offset by the associated increase in net interest income earned during the securities’ holding period.

In general, loan origination fee revenue and gain on sale of loans are affected by numerous factors, including the volume and mix of loans sold, production channel mix, the level of price competition, and the slope of the yield curve.

Net interest income is summarized below for the six months ended June 30, 2002 and May 31, 2001:

                                                                        Six Months Ended

  ---------------------------------------------------       June 30, 2002              May 31, 2001
  (Dollar amounts in thousands)
  ---------------------------------------------------- ------------------------  ------------------------

  Net interest income:
                                                                  $291,047                   $ 81,133
                                                                   152,960                     28,590
     Banking Segment investments                                    31,672                      1,561
     Insurance Segment investments                                  15,809                     12,208
     Custodial balances                                              9,495                    105,769
  Interest expense related to Servicing Sector                    (122,485)                  (180,574)
  Other                                                              4,252                      3,114
                                                       ------------------------  ------------------------
     Net interest income                                          $382,750                    $51,801
                                                       ========================  ========================

The increase in net interest income from the mortgage loan and securities inventory was primarily attributable to growth in average inventory levels combined with an increased net earnings rate during the six months ended June 30, 2002. The increased net earnings rate is due to the steepening yield curve. The Company finances the major portion of its mortgage and securities inventory at short-term borrowing rates.

The increase in net interest earned in Capital Markets is attributable to an increase in earning asset balances, and to the general widening of the spread between yields earned on these assets and short-term financing rates. This increase was partially offset by reduced gains in the Capital Markets segment’s trading activities.

The increase in net interest income from the Banking Segment was primarily attributable to year-over-year asset growth both in the Company’s warehouse lending activities and in Treasury Bank.

Interest earned on custodial balances decreased due to the decline in short term rates, partially offset by increased average custodial balances. Custodial balances increased due to a larger portfolio and increased payoff activity. Custodial balance earnings were further impacted by the general requirement to pass through interest on paid off loans at the underlying security rates.

Interest expense in the Loan Servicing Sector decreased primarily from a decline in short-term rates (a portion of the Company’s long-term debt is variable rate), partially offset by an increase in the assets financed.

The Company recorded MSR amortization for the six months ended June 30, 2002 totaling $502.0 million, compared to $388.9 million for the six months ended May 31, 2001. The Company recorded impairment of retained interests totaling $710.9 million for the six months ended June 30, 2002, compared to impairment of $785.5 million for the six months ended May 31, 2001. The primary factors affecting the amount of amortization and impairment of MSRs and other retained interests are the level of prepayments during the period and the change, if any, in estimated future prepayments.

The Company’s Servicing Hedge is intended to reduce the variability of reported earnings caused by changes in the value of the Company’s investment in MSRs and other retained interests that generally result from changes in interest rates. The Company recognized net gains of $132.0 million and $590.4 million from the Servicing Hedge for the six months ended June 30, 2002 and May 31, 2001, respectively.

Salaries and related expenses are summarized below for the six months ended June 30, 2002 and May 31, 2001:

                                                      Six Months Ended June 30, 2002
                                ----------------------------------------------------------------------------
                                    Mortgage          Diversified          Corporate
(Dollar amounts in thousands)       Banking           Businesses        Administration         Total
------------------------------  -----------------  -----------------  ------------------ -------------------

Base Salaries                         $264,180            $82,199             $73,446            $419,825

Incentive Bonus                        211,998             56,703              14,691             283,392

Payroll Taxes and Benefits              67,059             13,736              18,137              98,932
                                -----------------  -----------------  ------------------ -------------------

Total Salaries and Related
    Expenses                          $543,237           $152,638            $106,274            $802,149
                                =================  =================  ================== ===================

Average  Number of Employees,
    Including       Temporary
    Workers                             15,693              3,516              2,462               21,671
                                =================  =================  ================== ===================

                                                       Six Months Ended May 31, 2001
                                ----------------------------------------------------------------------------
                                    Mortgage          Diversified          Corporate
(Dollar amounts in thousands)       Banking           Businesses        Administration         Total
------------------------------  -----------------  -----------------  ------------------ -------------------

Base Salaries                         $191,269            $37,340             $58,548          $287,157

Incentive Bonus                        112,264             29,849              12,408           154,521

Payroll Taxes and Benefits              39,997              7,007              14,509            61,513
                                -----------------  -----------------  ------------------ -------------------
Total Salaries and Related            $343,530            $74,196             $85,465          $503,191
    Expenses
                                =================  =================  ================== ===================

Average  Number of Employees,
    Including       Temporary
    Workers                             10,381              1,357               1,798            13,536
                                =================  =================  ================== ===================

The amount of salaries within the Mortgage Banking Segment increased during the six months ended June 30, 2002 as compared to the six months ended May 31, 2001. This increase was due to a significant increase in staffing required to accommodate increased production volume, and to growth in the loan servicing portfolio. To a lesser extent, increased activity in the Diversified Businesses, including consolidation of Global Home Loans, also contributed to the increase in salaries. Incentive bonuses earned during the six months ended June 30, 2002, increased primarily due to an increase in loan production volume, and increased number of commissioned sales personnel in the Loan Production Sector and increased trading activity in the Capital Markets Segment.

Occupancy and other office expenses for the six months ended June 30, 2002 increased primarily to accommodate personnel growth in the Loan Production Sector, and to a lesser extent, to accommodate personnel growth in the Diversified Businesses Segment.

Insurance net losses are attributable to claims in the Insurance Segment. Combined insurance losses were $111.2 million, or 44% of net insurance premiums earned for the six months ended June 30, 2002, as compared to $63.8 million or 39% of net insurance premiums earned for the six months ended May 31, 2001. The increase in loss ratio is generally consistent with growth in Balboa’s voluntary homeowners’ business. Voluntary homeowners’ insurance generally is subject to higher loss rates in relation to net insurance premiums than similar lender-placed insurance. This higher loss rate is partially offset by the lower commission rates paid by the insurer to its brokers. In general, the level of losses recognized in any period is dependent on many factors, a primary driver being the occurrence of natural disasters.

Other operating expenses for the six months ended June 30, 2002 and May 31, 2001 are summarized below:

                                                                        Six Months Ended
                                                        -------------------------------------------------

(Dollar amounts in thousands)                               June 30, 2002             May 31, 2001
------------------------------------------------------  -----------------------  ------------------------

Insurance commission expense                                       $ 57,901                $ 40,153
Bad debt expense                                                     36,769                  15,205
Professional fees                                                    33,954                  34,688
Travel and entertainment                                             20,257                  10,656
Data processing                                                      12,712                   7,177
Insurance                                                             7,261                   6,190
Taxes and licenses                                                    5,996                   4,310
Other                                                                19,992                  17,697
                                                        -----------------------  ------------------------
                                                        -----------------------  ------------------------
                                                                   $194,842                $136,076
                                                        =======================  ========================

During the six months ended June 30, 2002, insurance commission expense increased due to increases in the amount of insurance business underwritten. Bad debt expense increased during the period primarily due to growth and seasoning of the servicing portfolio. Bad debt expense consists primarily of losses arising from unreimbursed servicing advances, losses arising from repurchased or indemnified loans, and credit losses arising from VA-guaranteed loans. (See the “Credit Risk” section for further discussion.)

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its loan production and loan servicing operations, which are counter cyclical in nature. The Company also uses various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its committed pipeline, mortgage loan inventory and MBS held for sale, MSRs, trading securities and other retained interests as well as a portion of its debt. The overall objective of the Company’s interest rate risk management policies is to reduce the variability of reported earnings caused by changes in interest rates.

As part of its interest rate risk management process, the Company performs various sensitivity analyses that quantify the net financial impact of changes in interest rates on its interest rate-sensitive assets, liabilities and commitments. These analyses incorporate scenarios including selected hypothetical (instantaneous) parallel and non-parallel shifts in the yield curves. Various modeling techniques are employed to value the financial instruments. For mortgages, MBS and MBS forward contracts and collateralized mortgage obligations, an option-adjusted spread model is used. The primary assumptions used in this model are the implied market volatility of interest rates and prepayment speeds. For options and interest rate floors, an option pricing model is used. The primary assumption used in this model is implied market volatility of interest rates. MSRs and residual interests are valued using discounted zero volatility cash flow models. The primary assumptions used in these models are prepayment rates, discount rates and credit losses.

Using the sensitivity analyses described above, as of June 30, 2002, the Company estimates that a permanent 0.50% reduction in interest rates, all else being constant, would result in a $70.6 million after-tax loss related to its other financial instruments and MSRs and there would be no loss related to its trading securities. As of June 30, 2002, the Company estimates that this after-tax loss of $70.6 million is the largest such loss that would occur within the range of reasonably possible near-term interest rate changes. These sensitivity analyses are limited by the fact that they are performed at a particular point in time, are subject to the accuracy of various assumptions used, including prepayment forecasts, and do not incorporate other factors that would impact the Company’s overall financial performance in such a scenario. Consequently, the preceding estimates should not be viewed as a forecast.

An additional, albeit less significant, market risk facing the Company is foreign currency risk. The Company has issued foreign currency-denominated medium-term notes. The Company manages the foreign currency risk associated with such medium-term notes by executing currency swap transactions. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into notes denominated in United States Dollars, thereby eliminating the associated foreign currency risk (subject to the performance of the various counterparties to the currency swaps). As a result, potential changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

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

The Company securitizes its FHA-insured and VA-guaranteed mortgage loans through GNMA, Fannie Mae, or Freddie Mac. The Company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA. Fees charged by the FHA and VA for assuming such risks are paid directly by the mortgagors. The Company is exposed to credit losses on a given loan to the extent that the partial guarantee provided by the VA is inadequate to cover the total credit losses incurred.

While the Company does not generally retain primary credit risk with respect to the prime credit quality, first lien mortgage loans it sells, it does have potential liability under the representations and warranties it makes to purchasers and insurers of the loans. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan or indemnify the investor or insurer. If the Company is required to repurchase the mortgage loan or indemnify the investor or insurer, any subsequent loss on the mortgage loan would be borne by the Company.

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

The Company’s related exposure to credit losses as of June 30, 2002 is limited to the carrying value of its subordinated interests ($544.2 million at June 30, 2002), and to the negotiated limit of reimbursable losses under its corporate guarantees ($221.1 million) less related reserves ($118.2 million). The carrying value of the subordinated interests includes, as a reduction in the anticipated cash flow, an estimate of credit losses accruing to the subordinated interest. Management believes that the losses embedded in the subordinated interests and the liability recorded related to the corporate guarantees are adequate to cover anticipated credit losses.

The following table summarizes the credit losses incurred for the six months ended June 30, 2002 and May 31, 2001:

                                                                        Six Months Ended
                                                        -------------------------------------------------

            (Dollar amounts in thousands)                    June 30, 2002             May 31, 2001
------------------------------------------------------  ------------------------  -----------------------

  Sub-prime securitizations with retained residual
    interest                                                       $26,720                    $7,158
  Sub-prime securitizations with mortgage insurance
    and limited corporate guarantee                                  7,234                       292
  Repurchased or indemnified loans                                   7,925                     4,916
  Home equity securitizations with retained residual
    interest                                                         3,453                     2,166
  VA losses in excess of  VA guarantee                               1,426                     2,113
                                                        ------------------------  -----------------------
                                                                   $46,758                   $16,645
                                                        ========================  =======================

The Company provides mortgage reinsurance contracts to several primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a pool of loans, subject to a cap, in exchange for a portion of the pools’ mortgage insurance premium. Approximately $255.7 billion of conventional loans in the Company’s servicing portfolio are covered by such mortgage reinsurance contracts. Management believes it has adequate reserves in place to cover anticipated losses. The maximum exposure under these insurance contracts is limited to the trust assets held by Balboa Reinsurance Company. At June 30, 2002, the total assets held in trust were $217.8 million.

At June 30, 2002, mortgage loans held for sale amounted to $7.4 billion. While the loans are in inventory, the Company bears credit risk after taking into consideration primary mortgage insurance, which is generally required for conventional loans with a loan-to-value ratio greater than 80%, FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

The Company also holds a portfolio of mortgage warehouse advances and mortgage loans for investment in its Banking Segment, which amounted to $1.9 billion at June 30, 2002. Management believes the allowance for loan losses related to these loans is adequate at June 30, 2002.

LOAN SERVICING

The following table sets forth certain information regarding the Company’s servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, for the periods indicated:

                                                                         Six Months Ended
                                                        ------------------------------------------------

(Dollar amounts in millions)                                June 30, 2002             May 31, 2001
------------------------------------------------------  -----------------------  -----------------------

Summary of changes in the servicing portfolio:
Beginning servicing portfolio                                       $336,627              $281,522
Add:  Loan production                                                 86,163                51,090
          Bulk servicing acquired                                          -                 1,932
          Subservicing acquired                                        1,764                 2,393
Less:  Servicing transferred (1)                                         (10)                  (34)
          Runoff (2)                                                 (49,712)              (35,088)
                                                        -----------------------  -----------------------
Ending servicing portfolio                                          $374,832              $301,815
                                                        =======================  =======================

                                                            June 30, 2002             May 31, 2001
                                                        -----------------------  -----------------------
Composition of servicing portfolio at period end:
    Conventional mortgage loans                                     $278,659              $209,183
    FHA-insured mortgage loans                                        46,407                46,396
    VA-guaranteed mortgage loans                                      15,644                16,080
    Sub-prime loans                                                   23,163                19,550
    Home equity loans                                                 10,959                10,606
                                                        -----------------------  -----------------------
           Total servicing portfolio                                $374,832              $301,815
                                                        =======================  =======================

Delinquent mortgage loans (3):
    30 days                                                            2.72%                    2.68%
    60 days                                                            0.81%                    0.79%
    90 days or more                                                    1.10%                    1.15%
                                                        -----------------------  -----------------------
           Total delinquent mortgage loans                             4.63%                    4.62%
                                                        =======================  =======================

Loans pending foreclosure (3)                                          0.54%                    0.57%
                                                        =======================  =======================

Delinquent mortgage loans (3):
     Conventional                                                      2.31%                    2.06%
     Government                                                       11.27%                    9.58%
     Sub-prime                                                        13.29%                   12.77%
     Home equity                                                       0.73%                    0.84%
                                                        -----------------------  -----------------------
           Total delinquent mortgage loans                             4.63%                    4.62%
                                                        =======================  =======================

Loans pending foreclosure (3):
     Conventional                                                      0.23%                    0.24%
     Government                                                        1.08%                    1.04%
     Sub-prime                                                         2.67%                    2.19%
     Home equity                                                       0.05%                    0.04%
                                                        -----------------------  -----------------------
           Total loans pending foreclosure                             0.54%                    0.57%
                                                        =======================  =======================
(1)	When servicing rights are sold from the servicing portfolio, the Company generally subservices such loans from the sales contract date to the transfer date.
(2)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modifications, sale, condemnation or foreclosure).
(3)	Expressed as a percentage of the total number of loans serviced excluding subserviced loans and portfolios purchased at a discount due to their non-performing status.

Mortgage loan delinquency generally fluctuates in a seasonal manner, peaking during the month of December. Delinquency in the Company’s servicing portfolio has increased in part due to the seasoning (aging) of the loans. Management believes that the delinquency rates presented are consistent with industry experience for similar loan portfolios.

PROSPECTIVE TRENDS

Mortgage Originations

Total United States mortgage originations were estimated at approximately $2 trillion for 2001. Estimates place the market at roughly the same pace during the six months ended June 30, 2002. If current trends continue, last year’s record level of mortgage originations will likely be exceeded this year. Over the long term, management expects the originations market to grow steadily, although at a lower absolute level, propelled by growth in the housing market. Refinances, which in 2001 represented over 50% of mortgage originations, are expected over the long term to represent 15% to 20% of total market originations

The Company’s Loan Production Sector is well positioned to respond quickly to a decline in production through its use of temporary staff to handle processing of incremental production volume. In addition, the Company’s growing sales force committed to purchase-money mortgage loan production is positioned to help increase the Company’s market share.

The long-term consolidation trend in the residential mortgage industry continued in the first six months of 2002. According to the trade publication, Inside Mortgage Finance, the top thirty originators produced 80% of all loans originated during the first six months of calendar 2002, as compared to 70% for the first six months of calendar 2001. Following is a year-over-year comparison of market share for the top five originators, according to Inside Mortgage Finance:

                                        Six months Ended            Six months Ended
                                          June 30, 2002               June 30, 2001
  Institution
  -----------                         --------------------        --------------------

1. Washington Mutual                           12.7%                       11.6%
2. Wells Fargo Home Mortgage                   12.7%                       11.1%
3. Countrywide                                  8.5%                        8.4%
4. Chase Home Finance                           5.9%                       12.8%
5. ABN AMRO Mortgage Group                      4.5%                        -
5. Bank of America Mortgage                      -                          6.5%
                                       --------------------        --------------------
                                               44.3%                       50.4%
                                       ====================        ====================

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which has various effective dates. Implementation of SFAS No. 145 did not have a material impact on the Company's financial statements.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

+10.62	Fifth Amendment to the 2000 Stock Option Plan of the Company.

+10.63	First Amendment to Employment Agreement, dated March 1, 2002, by and between the Company and Angelo Mozilo.

10.64	First Amendment to Credit Agreement, dated as of June 14, 2002, by and among Countrywide Home Loans, Inc. (“CHL”), the Lenders party thereto, and the Royal Bank of Canada, as the Lead Administrative Agent for the Lenders.

12.1	Computation of the Ratio of Earnings to Fixed Charges

+ Constitutes a management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUNTRYWIDE CREDIT INDUSTRIES, INC.
(Registrant)

DATE: August 14, 2002	/s/ Stanford L. Kurland Executive Managing Director and Chief Operating Officer

DATE: August 14, 2002	/s/ Thomas K. McLaughlin Senior Managing Director and Chief Financial Officer