Form 10-Q
period 2002-09-30
COUNTRYWIDE FINANCIAL CORP
filed 2002-11-14
CIK 25191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[   X   ]                       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[        ]                       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______________________ to __________________________

Commission File Number:      1-8422

COUNTRYWIDE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization	13-2641992 (IRS Employer Identification No.)

4500 Park Granada, Calabasas California (Address of principal executive offices)	91302 (Zip Code)

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

Yes X	No

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class Common Stock $.05 par value	Outstanding at November 8, 2002 126,379,958

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

                                                                                       (Unaudited)
                                                                                      September 30,         December 31,
                                                                                          2002                  2001
                                                                                   ---------------------  -------------------

                                     A S S E T S
Cash                                                                                  $     508,573        $      495,414
Mortgage loans and mortgage-backed securities held for sale                               7,427,013            10,369,374
Trading securities owned, at market value ($3,514,212 and $2,225,454 pledged as
    collateral at September 30, 2002 and December 31, 2001, respectively)                 7,153,417             5,941,992
Securities purchased under agreements to resell                                           5,928,418             4,319,120
Mortgage servicing rights, net                                                            4,740,249             6,116,082
Investments in other financial instruments                                                9,898,876             3,438,865
Property, equipment and leasehold improvements, net                                         548,874               447,022
Other assets                                                                              9,004,781             6,088,935
                                                                                   ---------------------  -------------------
    Total assets                                                                        $45,210,201           $37,216,804
                                                                                   =====================  ===================

Borrower and investor custodial accounts
    (segregated in special accounts - excluded from corporate assets)                   $13,453,755           $10,955,289
                                                                                   =====================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                                                           $17,303,234           $16,655,003
Securities sold under agreements to repurchase                                           11,416,236             9,452,852
Bank deposit liabilities                                                                  3,107,972               675,480
Drafts payable issued in connection with mortgage loan closings                           2,094,981             1,283,947
Accounts payable and accrued liabilities                                                  3,919,160             2,746,626
Income taxes payable                                                                      1,964,857             1,815,254
                                                                                   ---------------------  -------------------
    Total liabilities                                                                    39,806,440            32,629,162

Commitments and contingencies                                                                  -                    -

Company-obligated mandatorily redeemable capital trust pass-through securities of
    subsidiary trusts holding solely Company guaranteed related subordinated debt           500,000               500,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value; none issued and
    outstanding                                                                                -                    -
Common stock - authorized, 240,000,000 shares of $0.05 par value; issued and outstanding, 126,149,551 shares and 122,705,532 shares at
    September 30, 2002 and December 31, 2001, respectively                                    6,307                 6,135
Additional paid-in capital                                                                1,642,052             1,506,853
Accumulated other comprehensive income                                                      184,647                49,467
Retained earnings                                                                         3,070,755             2,525,187
                                                                                   ---------------------  -------------------
    Total shareholders' equity                                                            4,903,761             4,087,642
                                                                                   ---------------------  -------------------
    Total liabilities and shareholders' equity                                          $45,210,201           $37,216,804
                                                                                   =====================  ===================

Borrower and investor custodial accounts                                                $13,453,755           $10,955,289
                                                                                   =====================  ===================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

                                                                 Three Months Ended                       Nine Months Ended
                                                       ---------------------------------------  ---------------------------------------
                                                       September 30, 2002     August 31, 2001   September 30, 2002    August 31, 2001
                                                       -------------------  ------------------  -------------------  ------------------
Revenues
   Loan origination fees                                      $355,711               $203,034          $817,219             526,385
   Gain on sale of loans and securities                        664,291                250,587         1,437,013             686,021

   Interest earned                                             566,603                568,632         1,608,959           1,440,611
   Interest charges                                           (385,009)              (479,951)       (1,044,615)         (1,300,129)
                                                       -------------------  ------------------  -------------------  ------------------
      Net interest earned                                      181,594                 88,681           564,344             140,482

   Loan servicing fees                                         518,496                408,065         1,448,814           1,121,797
    Amortization & impairment/recovery of retained
    interests, net of servicing hedge                         (781,685)              (377,809)       (1,862,600)           (961,659)
                                                       -------------------  ------------------  -------------------  ------------------
      Net loan servicing fees                                 (263,189)                30,256          (413,786)            160,138

   Net insurance premiums earned                               147,334                 91,542           397,382             253,638
   Commissions and other revenue                               124,968                 90,848           320,611             231,088
                                                       -------------------  ------------------  -------------------  ------------------
      Total revenues                                         1,210,709                754,948         3,122,783           1,997,752

Expenses
   Salaries and related expenses                               524,993                304,650         1,327,142             807,841
   Occupancy and other office expenses                         114,397                 82,701           304,915             232,930
   Marketing expenses                                           24,222                 15,614            66,240              45,415
   Insurance net losses                                         75,236                 37,125           186,415             100,957
   Other operating expenses                                    107,653                 75,949           302,495             212,025
                                                       -------------------  ------------------  -------------------  ------------------
      Total expenses                                           846,501                516,039         2,187,207           1,399,168
                                                       -------------------  ------------------  -------------------  ------------------

Earnings before income taxes                                   364,208                238,909           935,576             598,584
   Provision for income taxes                                  135,721                 89,675           348,674             222,054
                                                       -------------------  ------------------  -------------------  ------------------

NET EARNINGS                                                  $228,487               $149,234          $586,902            $376,530
                                                       ===================  ==================  ===================  ==================
                                                       ===================  ==================  ===================  ==================

Earnings per share
   Basic                                                        $1.82                  $1.25             $4.73                $3.18
   Diluted                                                      $1.74                  $1.20             $4.55                $3.06

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2002
(UNAUDITED)
(Dollar amounts in thousands)

                                                                                                 Accumulated Other
                                                                              Additional        Comprehensive Income
                                              Number           Common          Paid-in-                                    Retained
                                             of Shares         Stock            Capital                                    Earnings            Total
                                          ----------------  ------------- -------------------- ----------------------  ----------------- ------------------
                                          ----------------  ------------- -------------------- ----------------------  ----------------- ------------------

Balance at December 31, 2001                  122,705,532       $6,135          $1,506,853            $ 49,467            $2,525,187        $4,087,642
Cash dividends paid - $0.34 per common
    share                                           -              -                 -                   -                   (41,334)          (41,334)
Stock options exercised                         2,525,279          127              71,740               -                      -               71,867
Tax benefit of stock options exercised              -              -                 9,351               -                      -                9,351
Issuance of common stock                          670,042           33              43,099               -                      -               43,132
Contribution of common stock to defined
    contribution employee savings plan            248,698           12              11,009               -                      -               11,021
Other comprehensive income, net of tax              -              -                 -                135,180                   -              135,180
Net earnings for the period                         -              -                 -                   -                   586,902           586,902
                                          ----------------  ------------- -------------------- ----------------------  ----------------- ------------------
Balance at September 30, 2002                 126,149,551       $6,307          $1,642,052           $184,647             $3,070,755        $4,903,761
                                          ================  ============= ==================== ======================  ================= ==================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

                                                                                              Nine Months Ended
                                                                                  -------------------------------------------
                                                                                   September 30, 2002      August 31, 2001
                                                                                  --------------------- ---------------------
Cash flows from operating activities:
   Net earnings                                                                           $586,902                $376,530
      Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gain on sale of available-for-sale securities                                       (414,034)               (153,809)
      Amortization and impairment/recovery of retained interests                         3,619,672               2,106,130
      Contribution of common stock to defined contribution employee savings plan            11,021                   6,878
      Depreciation and other amortization                                                   42,368                  51,435
      Income taxes payable                                                                  77,930                 222,054

      Origination and purchase of loans held for sale                                 (149,797,765)            (84,613,949)
      Principal repayments and sale of loans                                           152,740,126              81,081,433
                                                                                  --------------------- ---------------------
      Decrease (increase) in mortgage loans and mortgage-backed securities
       held for sale                                                                  2,942,361              (3,532,516)
      Increase in trading securities                                                      (697,679)             (2,584,477)
      Increase in securities purchased under agreements to resell                       (1,609,298)             (1,935,913)
      Decrease (increase) in other financial instruments                                  (884,499)              1,075,614
      Increase in other assets                                                          (2,088,710)             (1,201,009)
      Increase in accounts payable and accrued liabilities                               1,172,534               1,589,043
                                                                                  --------------------- ---------------------
        Net cash provided (used) by operating activities                                 2,758,568              (3,980,040)
                                                                                  --------------------- ---------------------
Cash flows from investing activities:
   Additions to mortgage servicing rights, net                                          (2,671,394)             (1,927,088)
   Additions to available-for-sale securities                                          (14,935,781)             (2,922,022)
   Proceeds from sale of available-for-sale securities                                   9,904,317               1,116,958
   Investment in bank portfolio loans                                                     (845,492)                      -
   Purchase of property, equipment and leasehold improvements, net                        (125,864)                (69,224)
                                                                                  --------------------- ---------------------
      Net cash used by investing activities                                             (8,674,214)             (3,801,376)
                                                                                  --------------------- ---------------------
Cash flows from financing activities:
   Net increase in short-term borrowings                                                 2,040,564               3,291,694
   Issuance of long-term debt                                                            4,934,011               6,350,801
   Repayment of long-term debt                                                          (3,551,927)             (1,846,936)
   Net increase in bank deposit liabilities                                              2,432,492                       -
   Issuance of common stock                                                                114,999                 255,941
   Payment of dividends                                                                    (41,334)                (33,994)
                                                                                  --------------------- ---------------------
        Net cash provided by financing activities                                        5,928,805               8,017,506
                                                                                  --------------------- ---------------------
Net increase in cash                                                                        13,159                 236,090
Cash at beginning of period                                                                495,414                 124,903
                                                                                  --------------------- ---------------------
Cash at end of period                                                                  $   508,573             $   360,993
                                                                                  ===================== =====================
Supplemental cash flow information:
   Cash used to pay interest                                                              $976,454              $1,299,791
   Cash used to pay income taxes                                                          $259,568                  $4,244
Non-cash investing and financing activities:
   Securitization of servicing fees                                                       $513,746                       -
   Unrealized gain on available-for-sale securities, net of tax                           $135,180                 $71,580
   Contribution of common stock to defined contribution employee savings plan              $11,021                  $6,878

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands)

                                                                 Three Months Ended                       Nine Months Ended
                                                       ---------------------------------------  ---------------------------------------
                                                         September 30,      August 31, 2001     September 30, 2002   August 31, 2001
                                                             2002
                                                       ------------------   ------------------  -------------------  ------------------

NET EARNINGS                                                 $228,487              $149,234            $586,902             $376,530

Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on available for sale
securities:
       Unrealized holding gains arising during the
period, before tax                                            267,903                 9,271             544,047              140,670
       Income tax expense                                    (100,574)               (3,168)           (204,875)             (50,088)
                                                       ------------------   ------------------  -------------------  ------------------
       Unrealized holding gains arising
       during the period, net of tax                          167,329                 6,103             339,172               90,582
         Less: reclassification adjustment for (gains)
         losses included in net earnings, before tax
                                                             (266,738)               42,748            (327,213)             (30,429)
       Income tax expense (benefit)                           100,379               (15,888)            123,221               11,427
                                                       ------------------   ------------------  -------------------  ------------------
       Reclassification adjustment for (gains) losses
         included in net earnings, net of tax                (166,359)               26,860            (203,992)             (19,002)
                                                       ------------------   ------------------  -------------------  ------------------
Other comprehensive income                                        970                32,963             135,180               71,580
                                                       ------------------   ------------------  -------------------  ------------------

COMPREHENSIVE INCOME                                         $229,457              $182,197            $722,082             $448,110
                                                       ==================   ==================  ===================  ==================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Transition Report on Form 10-K for the transition period from March 1, 2001 to December 31, 2001 of Countrywide Financial Corporation (the “Company”).

Effective January 1, 2002, the Company changed its fiscal year-end from February 28 to December 31. For purposes of this Quarterly Report on Form 10-Q, the Company’s consolidated statements of earnings, consolidated statement of common shareholders’ equity, consolidated statements of cash flows, and consolidated statements of comprehensive income will consist of the three and nine months ended September 30, 2002 and the year-ago three and nine months ended August 31, 2001. Management changed the reporting period to conform the Company’s reporting periods to those required by the Board of Governors of the Federal Reserve for regulatory reporting purposes. The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q will compare financial information for the three and nine months ended September 30, 2002 and the three and nine months ended August 31, 2001.

Certain amounts reflected in the consolidated financial statements for the three and nine month periods ended August 31, 2001 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2002.

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share is determined using net earnings divided by the weighted-average shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average shares outstanding, assuming all potential dilutive common shares were issued.

The following table summarizes the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2002 and August 31, 2001:

                                                                          Three Months Ended
                                     --------------------------------------------------------------------------------------------------------
                                                     September 30, 2002                                    August 31, 2001
                                     ---------------------------------------------------  ---------------------------------------------------
(Amounts in thousands, except per                                          Per-Share                                            Per-Share
    share data)                       Net Earnings         Shares            Amount        Net Earnings         Shares            Amount
                                                       ----------------  ---------------                    ----------------  ---------------
-----------------------------------  ---------------                                      ----------------

Net earnings                              $228,487                                             $149,234
                                     ===============                                      ================

Basic Earnings Per Share
Net earnings available to common
   shareholders                           $228,487           125,596           $1.82           $149,234          119,480           $1.25

Effect of dilutive stock options                 -             5,399                                  -            4,603
                                     ---------------   ----------------                   ----------------  ----------------

Diluted Earnings Per Share
Net earnings available to common
   shareholders                           $228,487           130,995           $1.74           $149,234          124,083           $1.20
                                    ===============   ================                   ================  ================

                                                                                Nine Months Ended
                                          --------------------------------------------------------------------------------------------------------
                                                          September 30, 2002                                    August 31, 2001
                                          ---------------------------------------------------  ---------------------------------------------------
(Amounts in thousands, except per                                               Per-Share                                            Per-Share
    share data)                            Net Earnings         Shares            Amount        Net Earnings         Shares            Amount
                                                            ----------------  ---------------                    ----------------  ---------------
----------------------------------------  ----------------                                     ----------------

Net earnings                                   $586,902                                             $376,530
                                          ================                                     ================

Basic Earnings Per Share
Net earnings available to common
   shareholders                                $586,902           124,180           $4.73           $376,530          118,235           $3.18

Effect of dilutive stock options                      -             4,925                                  -            4,827
                                          ----------------  ----------------                   ----------------  ----------------
                                          ----------------  ----------------                   ----------------  ----------------

Diluted Earnings Per Share
Net earnings available to common
   shareholders                                $586,902           129,105           $4.55           $376,530          123,062           $3.06
                                          ================  ================                   ================  ================

NOTE 3 - MORTGAGE SERVICING RIGHTS
The activity in mortgage servicing rights ("MSRs") is as follows:

                                                                                Nine Months Ended
                                                                 ---------------------------------------------------------
(Dollar amounts in thousands)                                        September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------
Mortgage Servicing Rights
     Balance at beginning of period                                         $7,051,562                    $6,094,403
     Additions                                                               2,671,394                     1,927,088
     Amortization                                                             (799,123)                     (623,203)
     Hedge (gains) losses applied                                                    -                      (665,440)
     Change in fair value attributable to hedged risk                                -                      (234,485)
     FAS 133 transition adjustment                                                   -                        81,705
     Permanent impairment of MSRs                                           (1,204,989)                            -
     Securitization of MSRs                                                   (539,556)                            -
                                                                 ---------------------------- ---------------------------
        Balance before valuation allowance at end of                         7,179,288                     6,580,068
           period
                                                                 ----------------------------  ---------------------------

Valuation Allowance for Impairment of MSRs
     Balance at beginning of period                                           (935,480)                      (34,234)
     Reductions (additions)                                                 (2,734,358)                     (464,512)
     Permanent impairment of MSRs                                            1,204,989                             -
     Application of valuation allowance to securitization of
        MSRs                                                                    25,810                             -
                                                                 ----------------------------  ---------------------------
        Balance at end of period                                            (2,439,039)                     (498,746)
                                                                 ----------------------------  ---------------------------

    Mortgage Servicing Rights, net                                          $4,740,249                    $6,081,322
                                                                 ============================  ===========================

The following table summarizes the Company’s estimate of amortization of the existing MSR asset for the five-year period ending September 30, 2007. This projection was developed using the assumptions made by management in its valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio behavior changes, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Year ending September 30,                                          (Dollar amounts in thousands)
---------------------------------------------------------------  -----------------------------------

     2003                                                                       $1,758,052
     2004                                                                        1,193,085
     2005                                                                          888,229
     2006                                                                          703,621
     2007                                                                          546,592
                                                                 -----------------------------------
       Five year total                                                          $5,089,579
                                                                 ===================================

NOTE 4 - TRADING SECURITIES
Trading securities at September 30, 2002 and December 31, 2001 includes the following:

(Dollar amounts in thousands)                                        September 30, 2002            December 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

     Mortgage-backed securities:
           Fixed-rate                                                        $5,295,373                       $4,785,644
           Adjustable-rate                                                      353,099                          333,913
                                                                              5,648,472                        5,119,557
     Collateralized mortgage obligations                                        889,709                          472,847
     Agency debentures                                                          424,711                          283,170
     Other                                                                      190,525                           66,418
                                                                 ----------------------------  ---------------------------
                                                                             $7,153,417                       $5,941,992
                                                                 ============================  ===========================

NOTE 5 - INVESTMENTS IN OTHER FINANCIAL INSTRUMENTS
Investments in other financial instruments at September 30, 2002 and December 31, 2001 include the following:

(Dollar amounts in thousands)                                        September 30, 2002            December 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Servicing hedge instruments:
     Derivative instruments                                                  $1,862,197                      $   256,129
     Principal-only securities                                                        -                          840,062
                                                                 ----------------------------  ---------------------------
                                                                              1,862,197                        1,096,191

Home equity line of credit senior security                                    3,189,842                                -

Other interests retained in securitization:
     Sub-prime AAA interest-only securities                                     623,815                          493,009
     Home equity line of credit residual securities                             396,723                          150,802
     Interest-only and principal-only securities                                358,543                          220,852
     Home equity line of credit transferor's interest                           241,325                          139,468
     Sub-prime residual securities                                               77,998                          122,000
     Home equity line of credit AAA interest-only
        security                                                                 29,434                                -
     Other                                                                       82,087                           58,461
                                                                 ----------------------------  ---------------------------
        Total other interests retained in securitization                      1,809,925                        1,184,592

Insurance and Banking Segments' investment portfolios:
     Collateralized mortgage obligations                                      2,454,474                          300,219
     Mortgage-backed securities                                                 465,386                          578,737
     United States Treasury securities and obligations of
       United States Government corporations and agencies
                                                                                 59,654                          165,192
     Corporate securities                                                         1,176                           99,595
     Other                                                                       56,222                           14,339
                                                                 ----------------------------  ---------------------------
        Total                                                                $9,898,876                      $ 3,438,865
                                                                 ============================  ===========================

Amortized cost and fair value of available-for-sale securities at September 30, 2002 and December 31, 2001 are as follows:

                                                                                           September 30, 2002
                                                            -------------------------------------------------------------------------------------
 (Dollar amounts in thousands)                                   Amortized               Gross                Gross                  Fair
                                                                                      Unrealized            Unrealized
                                                                    Cost                 Gains                Losses                Value
----------------------------------------------------------  --------------------  -------------------  --------------------  --------------------

 Home equity senior security                                      $3,071,788              $118,054               $    -            $3,189,842
 Collateralized mortgage obligations                               2,439,993                15,051                 (570)            2,454,474
 Other interests retained in securitization                        1,630,944               178,981                    -             1,809,925
 Principal-only securities                                                 -                     -                    -                    -
 Mortgage-backed securities                                          455,650                 9,736                    -               465,386
 Corporate securities                                                  1,453                     -                 (277)                1,176
 United States Treasury securities and obligations of
     United States Government corporations and agencies               55,602                 4,052                    -                59,654
 Other                                                                56,916                    29                 (723)               56,222
                                                            --------------------  -------------------  --------------------  --------------------
                                                                  $7,712,346              $325,903              ($1,570)          $8,036,679
                                                            ====================  ===================  ====================  ====================

                                                                                           December 31, 2001
                                                            --------------------------------------------------------------------------------------
                                                                                         Gross                 Gross
                                                                 Amortized             Unrealized            Unrealized               Fair
(Dollar amounts in thousands)                                       Cost                 Gains                 Losses                Value
----------------------------------------------------------  --------------------  --------------------  --------------------  --------------------

Collateralized mortgage obligations                              $   300,828            $       301            ($    910)          $   300,219
Other interests retained in securitization                         1,078,745                105,902                  (55)            1,184,592
Principal-only securities                                            852,174                  6,767              (18,879)             840,062
Mortgage-backed securities                                           578,341                  4,409               (4,013)              578,737
Corporate securities                                                  94,131                  6,936               (1,472)               99,595
United States Treasury securities and obligations of
     United States Government corporations and agencies              167,040                  2,140               (3,988)              165,192
Other                                                                 13,726                    613                    -                14,339
                                                            --------------------  --------------------  --------------------  --------------------
                                                                  $3,084,985               $127,068             ($29,317)          $3,182,736
                                                            ====================  ====================  ====================  ====================

Gross gains and losses realized on the sales of available-for-sale securities are as follows:

                                                                       Nine Months Ended         Nine Months Ended August
(Dollar amounts in thousands)                                         September 30, 2002                 31, 2001
----------------------------------------------------------------  ---------------------------  ----------------------------

Home equity senior security:
    Gross realized gains                                                       $132,355                    $       -
    Gross realized losses                                                             -                            -
                                                                  ---------------------------  ----------------------------
        Net                                                                     132,355                            -
                                                                  ---------------------------  ----------------------------
Collateralized mortgage obligations:
    Gross realized gains                                                            586                          482
    Gross realized losses                                                             -                         (468)
                                                                  ---------------------------  ----------------------------
        Net                                                                         586                           14
                                                                  ---------------------------  ----------------------------
Other interests retained in securitization:
    Gross realized gains                                                         11,641                          465
    Gross realized losses                                                       (11,388)                        (247)
                                                                  ---------------------------  ----------------------------
        Net                                                                         253                          218
                                                                  ---------------------------  ----------------------------
Principal-only securities:
    Gross realized gains                                                        308,488                      145,482
    Gross realized losses                                                       (35,369)                           -
                                                                  ---------------------------  ----------------------------
        Net                                                                     273,119                      145,482
                                                                  ---------------------------  ----------------------------
Mortgage-backed securities:
    Gross realized gains                                                          3,884                        2,611
    Gross realized losses                                                          (269)                          (4)
                                                                  ---------------------------  ----------------------------
        Net                                                                       3,615                        2,607
                                                                  ---------------------------  ----------------------------
Corporate securities:
    Gross realized gains                                                         10,620                        4,514
    Gross realized losses                                                       (11,708)                        (822)
                                                                  ---------------------------  ----------------------------
        Net                                                                      (1,088)                       3,692
                                                                  ---------------------------  ----------------------------
United States Treasury Securities and obligations of United
States Government corporations and agencies:
    Gross realized gains                                                          6,692                          822
    Gross realized losses                                                        (1,498)                           -
                                                                  ---------------------------  ----------------------------
        Net                                                                       5,194                          822
                                                                  ---------------------------  ----------------------------
Other:
    Gross realized gains                                                              -                          974
     Gross realized losses                                                            -                            -
                                                                  ---------------------------  ----------------------------
                                                                  ---------------------------  ----------------------------
        Net                                                                           -                          974
                                                                  ---------------------------  ----------------------------
Total gains and losses on available-for-sale securities:
    Gross realized gains                                                        474,266                      155,350
     Gross realized losses                                                      (60,232)                      (1,541)
                                                                  ---------------------------  ----------------------------
                                                                  ---------------------------  ----------------------------
        Net                                                                    $414,034                     $153,809
                                                                  ===========================  ============================
                                                                  ===========================  ============================

NOTE 6 - OTHER ASSETS
Other assets at September 30, 2002 and December 31, 2001 includes the following:

(Dollar amounts in thousands)                                        September 30, 2002            December 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

 Loans:
     Warehouse lending advances secured by mortgage loans                      $2,069,459                    $1,410,845
     Defaulted FHA-insured and VA-guaranteed loans
         repurchased from securities                                            1,782,237                     2,049,332
     Mortgage loans held for investment                                         1,243,140                       257,836
                                                                 ----------------------------  ---------------------------
                                                                 ----------------------------  ---------------------------
                                                                                5,094,836                     3,718,013

Receivables from sale of securities                                               774,054                             -
Derivative margin accounts                                                        626,755                        83,660
Reimbursable servicing advances                                                   535,437                       472,864
Securities broker-dealer receivables                                              320,864                       590,813
Restricted insurance company investments                                          202,587                        88,967
Capitalized software                                                              192,887                       162,370
Prepaid expenses                                                                  159,610                       171,878
Interest receivable                                                               150,642                       115,501
Federal funds sold                                                                100,000                             -
Other assets                                                                      847,109                       684,869
                                                                 ----------------------------  ---------------------------
                                                                               $9,004,781                    $6,088,935
                                                                 ============================  ===========================

NOTE 7 - NOTES PAYABLE
Notes payable consists of the following:

(Dollar amounts in thousands)                                        September 30, 2002            December 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Medium-term notes, various series:
    Fixed-rate                                                             $12,158,611                   $ 9,410,450
    Floating-rate                                                            3,059,419                     4,900,280
                                                                 ----------------------------  ---------------------------
       Total medium-term notes                                              15,218,030                    14,310,730

Secured notes payable                                                          535,242                        67,116
Federal Home Loan Bank advances                                                750,000                        75,000
Convertible debentures                                                         508,814                       505,022
Unsecured notes payable                                                        289,500                             -
Commercial paper                                                                     -                     1,388,538
Subordinated notes                                                                   -                       200,000
Secured overnight borrowings                                                         -                       105,004
Other notes payable                                                              1,648                         3,593
                                                                 ----------------------------  ---------------------------
                                                                           $17,303,234                   $16,655,003
                                                                 ============================  ===========================

Medium-Term Notes
During the nine months ended September 30, 2002, Countrywide Home Loans, Inc. (“CHL”), the Company’s principle mortgage banking subsidiary, issued medium-term notes under shelf registration statements or pursuant to its Euro medium-term note program as follows:

                                      Outstanding Balance                          Interest Rate                      Maturity Date
                       ---------------------------------------------------   ---------------------------   ------------------------------------
 (Dollar amounts in        Floating           Fixed
     thousands)              Rate              Rate            Total            From            To               From                To
---------------------  -----------------  ---------------  ---------------   ------------  -------------   ------------------  ----------------

Euro Notes                     $82,102                 -        $82,102          1.99%         1.99%             July 2003         July 2003
Series K                      $400,000        $3,525,960     $3,925,960          2.31%         7.05%          January 2003         June 2022

As of September 30, 2002, $748.3 million of foreign currency-denominated notes were outstanding. Such notes are denominated in Yen, Deutsche Marks, French Francs, Portuguese Escudos, and Euros. The Company has executed currency swap transactions that effectively translate the foreign currency-denominated medium-term notes into borrowings denominated in United States Dollars.

During the nine months ended September 30, 2002, CHL redeemed $3.3 billion of maturing medium-term notes.

Of the $3.5 billion of fixed-rate medium term notes issued by the Company during the nine months ended September 30, 2002, $1.9 billion was effectively converted to floating-rate borrowings using interest rate swap contracts.

NOTE 8 - COLLATERAL
As of September 30, 2002, the Company held trading securities with a fair value of $7.2 billion, $6.6 billion of which had been pledged as collateral. As of September 30, 2002, the counterparty has the contractual right to sell or re-pledge $3.5 billion of the total pledged securities. In addition, the Company had pledged $0.8 million of investments in financial instruments as collateral.

As of September 30, 2002, the Company held collateral with a fair value of $5.5 billion for which it had the contractual ability to sell or re-pledge. As of September 30, 2002, the Company had re-pledged $5.3 billion of such collateral for financing purposes.

As of December 31, 2001, the Company had accepted collateral with a fair value of $4.4 billion for which it had the contractual ability to sell or re-pledge. As of December 31, 2001, the Company had re-pledged $4.3 billion of such collateral for financing purposes.

NOTE 9 - BORROWER AND INVESTOR CUSTODIAL ACCOUNTS
The Company holds, as custodian, funds collected from borrowers whose loans it services. These funds include loan payments pending remittance to the investors and funds collected from borrowers to ensure timely payment of hazard and primary mortgage insurance and property taxes related to the properties securing the loans. These funds are not owned by the Company. These funds are held in trust and are shown for disclosure purposes only.

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its Loan Production Sector with its Loan Servicing Sector, which are counter cyclical in nature. In addition, the Company utilizes various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its committed pipeline, mortgage loan inventory and MBS held for sale, MSRs, trading securities and other retained interests, as well as a portion of its debt. The overall objective of the Company’s interest rate risk management policies is to reduce the variability of reported earnings caused by changes in interest rates.

To moderate the effect on earnings of MSR impairment, the Company maintains a portfolio of financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the “Servicing Hedge”). During the nine month period ended September 30, 2002, the Company accounted for these derivative instruments as “free-standing” derivatives. As such, the change in fair value of these derivative instruments was recorded in current period earnings as a component of amortization and impairment/recovery of retained interests, net of the Servicing Hedge.

The financial instruments that comprise the Servicing Hedge include options on interest rate futures and MBS, interest rate swaptions, interest rate floors, interest rate caps, interest rate swaps, and principal-only securities. With respect to the interest rate floors, options on interest rate futures and MBS, interest rate caps and swaptions, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. With respect to the interest rate swap contracts outstanding as of September 30, 2002, the Company estimates that its maximum exposure to loss over the various contractual terms is $446 million. The Company derives its estimates of loss exposure based upon observed volatilities in the interest rate options market. Using the currently observed volatilities management estimates, to a 95% confidence level, the maximum potential rate changes over a one year time horizon. Management then estimates its exposure to loss based on the estimated maximum adverse rate change as of the measurement date.

To moderate the effect on earnings of changes in value of the Committed Pipeline or Mortgage Loan Inventory, the Company executes hedging transactions. The Company’s loan production and mortgage inventory consists primarily of fixed rate mortgages. The Company ensures that substantially all of its fixed rate Mortgage Loan Inventory is covered at all times by net forward sales of MBS. The Company reviews its Mortgage Loan Inventory risk profile on a daily basis. Substantially all of the fixed rate Mortgage Loan Inventory hedge is designed to qualify as a “fair value” hedge under FAS 133. For the nine months ended September 30, 2002, the Company recognized a pre-tax gain of $12.3 million, representing the ineffective portion of such “fair value” hedges of Mortgage Inventory. This amount is included in gain on sale of loans in the statement of earnings.

The Committed Pipeline, which is comprised of interest rate lock commitments issued on residential mortgage loans to be held for sale, is considered a portfolio of derivative instruments. The Committed Pipeline and the associated freestanding derivative instruments used to hedge the Committed Pipeline are marked to fair value and recorded as a component of gain on sale of loans in the statement of earnings. To hedge the interest rate risk associated with the Committed Pipeline, the Company uses a combination of forward sales of MBS and put and call options on MBS (and occasionally options on Treasury Futures). As a general rule, the Company enters into forward sales of MBS in an amount equal to the portion of the Committed Pipeline expected to close, assuming no change in mortgage rates. In addition, the Company acquires put and call-options to protect against the variability of loan closings caused by changes in mortgage rates, utilizing the current closing ratio estimates to determine the amount of optional coverage required. The Company reviews its Committed Pipeline risk profile on a daily basis.

To convert a portion of its fixed-rate medium term notes to London Inter-bank Offer Rate (“LIBOR”)-indexed floating-rate debt and to convert its foreign currency fixed-rate medium term notes to United States dollar-denominated, LIBOR-indexed floating-rate debt, the Company executes foreign currency and basis swaps. These transactions are designed as “fair value” hedges. For the nine months ended September 30, 2002, the Company recognized a pre-tax gain of $3.1 million, representing the ineffective portion of such “fair value” hedges of medium-term notes. This amount is included in interest charges in the statement of earnings.

The Company executes interest rate swap contracts to convert a portion of its floating-rate medium-term notes to fixed-rate debt and to convert its foreign currency floating-rate medium-term notes to United States dollar-denominated fixed-rate debt. These transactions are accounted for as “cash flow” hedges. For the nine months ended September 30, 2002, the Company recognized a pre-tax loss of $0.5 million, representing the ineffective portion of such cash flow hedges. As of September 30, 2002, the amount of deferred net gains or losses on derivative instruments included in other comprehensive income totaled $21.4 million, net of applicable income taxes. The amount that is expected to be reclassified into earnings during the next twelve months will depend on changes in values of the currencies in which the borrowings are denominated. The amount that is expected to be reclassified into earnings is not material.

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

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” amended by Statement No. 137, “Deferral of the Effective Date of FASB Statement No. 133,” and Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FASB Statement No. 133,” (collectively “FAS 133”). FAS 133 requires companies to record derivatives on their balance sheets at fair value. The Company adopted FAS 133 on March 1, 2001. Management believes that the Company’s hedging activities are highly effective over the long term in the sense of high measured correlations between daily changes in the market value of the hedges and the related hedge items. However, management expects greater volatility in quarterly reported earnings following the implementation of FAS 133 primarily because the time value of options is marked to market under FAS 133 whereas formerly, the time value of options had been amortized over the life of the options. However, despite this greater short-term volatility, the long-term efficiency of a given hedge position is not expected to be materially affected by the accounting treatment of the time value of options.

NOTE 11 - SEGMENTS AND RELATED INFORMATION
The Company has five business segments: Mortgage Banking, Insurance, Capital Markets, Global Operations, and Banking.

The Mortgage Banking Segment is comprised of three distinct sectors: Loan Production, Loan Servicing, and Loan Closing Services. The Loan Production Sector of the Mortgage Banking Segment originates mortgage loans through the Company’s retail branch network (“Consumer Markets Division”) and Full Spectrum Lending, Inc.; through mortgage brokers (“Wholesale Lending Division”); and through purchases of closed loans from other lenders (“Correspondent Lending Division”). The Loan Servicing Sector of the Mortgage Banking Segment includes the performance of the Company’s investments in MSRs and other financial interests retained in securitizations as well as the underlying domestic mortgage loan servicing and subservicing operations. The Loan Closing Services Sector of the Mortgage Banking Segment is comprised of the LandSafe companies, which provide credit reports, residential real estate appraisals, title reports and flood determinations to the Company’s Loan Production Sector and to third parties.

The Insurance Segment is comprised of Balboa Life and Casualty Group, a national provider of property, life, and liability insurance, Balboa Reinsurance Company, a primary mortgage reinsurance company, Countrywide Insurance Services, Inc., a national insurance agency offering a menu of insurance products directly to consumers, and DirectNet Insurance Agency, a company which provides turnkey and customized personal insurance solutions to consumers on behalf of other financial services institutions.

The Capital Markets Segment includes the operations of Countrywide Securities Corporation, a registered securities broker-dealer specializing in the secondary mortgage market; Countrywide Servicing Exchange; and Countrywide Asset Management Corporation.

The Global Operations Segment is comprised of Global Home Loans Limited, a provider of loan application processing and mortgage loan servicing in the United Kingdom; UKValuation Limited, a provider of property valuation services in the United Kingdom; Countrywide International Consulting Services, LLC, an international provider of mortgage services-related analytic and advisory services; and Countrywide International Technology Holdings Limited, a licensor of loan application processing, loan servicing, and residential real estate value assessment technology.

The Banking Segment is comprised of Treasury Bank, National Association ("Treasury Bank" or the "Bank") and Countrywide Warehouse Lending.

Included in the tables below labeled “Other” are the holding company activities and certain reclassifications required to conform management reporting to the consolidated financial statements.

                                                       For the three months ended September 30, 2002
----------------------------------------------------------------------------------------------------------------------------------------------------

                              Mortgage Banking                                        Diversified Businesses
               ----------------------------------------------- -----------------------------------------------------------------------

(Dollars are                            Closing                               Capital     Global                                           Grand
 in thousands)  Production   Servicing  Services     Total       Insurance    Markets   Operations    Banking     Other      Total         Total
-------------------------------------------------------------- ----------------------------------------------------------------------- -------------

Revenues
   External     $1,135,272   ($305,143)   $40,134    $870,263     $175,414      $99,604   $27,065      $33,133     $5,230    $340,446   $1,210,709

   Inter-segment       516       9,208          -       9,724            -          858         -        2,812    (13,394)     (9,724)           -
               ----------------------------------------------- ----------------------------------------------------------------------- -------------

Total
  Revenues      $1,135,788   ($295,935)   $40,134    $879,987     $175,414     $100,462   $27,065      $35,945    ($8,164)   $330,722   $1,210,709
               =============================================== ======================================================================= =============

Segment
  Earnings
   (pre-tax)      $666,821   ($427,065)   $16,848    $256,604      $27,563      $55,048      $992      $21,506     $2,495    $107,604     $364,208
               =============================================== ======================================================================= =============

Segment
  Assets       $12,614,777 $10,929,669    $58,631 $23,603,077   $1,314,154  $13,406,574  $133,372   $6,573,767   $179,257 $21,607,124  $45,210,201
               =============================================== ======================================================================= =============

                                                    For the three months ended August 31, 2001
----------------------------------------------------------------------------------------------------------------------------------------------------

                              Mortgage Banking                                        Diversified Businesses
               ----------------------------------------------- -----------------------------------------------------------------------

(Dollars are                            Closing                               Capital     Global                                           Grand
 in thousands)  Production   Servicing  Services     Total       Insurance    Markets   Operations    Banking     Other      Total         Total
-------------------------------------------------------------- ----------------------------------------------------------------------- -------------

Revenues
   External       $496,475     $33,432    $32,869    $562,776     $113,541      $56,997    $14,391      $8,107     ($864)     192,172     $754,948

   Inter-segment      (478)          -          -        (478)           -          478           -          -         -          478            -
               ----------------------------------------------- ----------------------------------------------------------------------- -------------

Total
  Revenues        $495,997     $33,432    $32,869    $562,298     $113,541      $57,475    $14,391      $8,107     ($864)    $192,650     $754,948
               =============================================== ======================================================================= =============

Segment
  Earnings
   (pre-tax)      $225,832    ($55,999)   $15,082    $184,915      $22,285      $26,303      $1,502     $4,836     ($932)     $53,994     $238,909
               =============================================== ======================================================================= =============

Segment
  Assets        $7,249,470 $10,080,419    $43,941 $17,373,830   $1,157,367  $10,928,791     $79,769 $1,479,811  $115,082  $13,760,820  $31,134,650
               =============================================== ======================================================================= =============

                                                   For the nine months ended September 30, 2002
---------------------------------------------------------------------------------------------------------------------------------------------------

                              Mortgage Banking                                        Diversified Businesses
               ----------------------------------------------- -----------------------------------------------------------------------

(Dollars are                           Closing                               Capital      Global                                          Grand
 in thousands)  Production  Servicing   Services     Total      Insurance    Markets    Operations   Banking     Other      Total         Total
-------------------------------------------------------------- ----------------------------------------------------------------------- ------------

Revenues
   External      $2,658,258  ($534,576) $108,960    $2,232,642    $470,569     $260,958    $70,966     $78,593    $9,055    $890,141    $3,122,783

Inter-segment         1,759     21,213         -        22,972           -        2,694          -     ($1,335) ($24,331)     (22,972)           -
               ----------------------------------------------- ----------------------------------------------------------------------- ------------

Total
  Revenues       $2,660,017  ($513,363) $108,960    $2,255,614    $470,569     $263,652    $70,966     $77,258  ($15,276)   $867,169    $3,122,783
               =============================================== ======================================================================= ============

Segment
  Earnings
   (pre-tax)     $1,494,975  ($866,584)  $45,274      $673,665     $77,984     $132,107      ($783)    $47,928    $4,675     $261,911     $935,576
               =============================================== ======================================================================= ============

Segment
  Assets        $12,614,777 $10,929,669  $58,631   $23,603,077  $1,314,154  $13,406,574   $133,372  $6,573,767  $179,257 $21,607,124   $45,210,201
               =============================================== ======================================================================= ============

                                                    For the nine months ended August 31, 2001
---------------------------------------------------------------------------------------------------------------------------------------------------

                              Mortgage Banking                                        Diversified Businesses
               ----------------------------------------------- -----------------------------------------------------------------------

(Dollars are                           Closing                               Capital      Global                                          Grand
 in thousands)  Production  Servicing   Services     Total      Insurance    Markets    Operations   Banking     Other      Total         Total
-------------------------------------------------------------- ----------------------------------------------------------------------- ------------

Revenues
   External     $1,278,797    $138,605   $88,523   $1,505,925    $315,491      $148,452   $17,703      $10,295     ($114)   $491,827    $1,997,752

Inter-segment       (1,270)          -         -       (1,270)          -         1,270         -            -         -       1,270             -
               ----------------------------------------------- ----------------------------------------------------------------------- ------------

Total
  Revenues      $1,277,527    $138,605   $88,523   $1,504,655    $315,491      $149,722   $17,703      $10,295     ($114)   $493,097    $1,997,752
               =============================================== ======================================================================= ============

Segment
  Earnings
   (pre-tax)      $527,244   ($106,178)  $40,846     $461,912     $64,693       $64,783    $1,934       $5,008      $254    $136,672      $598,584
               =============================================== ======================================================================= ============

Segment
  Assets        $7,249,470  $10,080,419  $43,941  $17,373,830  $1,157,367   $10,928,791   $79,769   $1,479,811  $115,082 $13,760,820   $31,134,650
               =============================================== ======================================================================= ============

NOTE 12 - REGULATORY AND AGENCY CAPITAL REQUIREMENTS
In connection with the acquisition of Treasury Bank, the Company became a bank holding company. As more fully discussed in the Company’s Transition Report on Form 10-K for the ten month period ended December 31, 2001, as a bank holding company, the Company is subject to regulatory capital requirements.

Regulatory capital is assessed for adequacy by three measures: Tier 1 Leverage Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital. Tier 1 Leverage Capital includes common shareholders’ equity and preferred stock and securities that meet certain guidelines detailed in the capital regulations, less goodwill, the portion of MSRs not includable in regulatory capital (generally, the carrying value of MSRs in excess of Tier 1 Capital, net of associated deferred taxes) and other adjustments. Tier 1 Leverage Capital is measured with respect to average assets during the quarter. The Company is required to have a Tier 1 Leverage Capital ratio of 4.0% to be considered adequately capitalized and 5.0% to be considered well capitalized.

The Tier 1 Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. The Company is required to have a Tier 1 Risk-Based Capital ratio of 4.0% to be considered adequately capitalized and 6.0% to be considered well capitalized.

Total Risk-Based Capital includes preferred stock and securities excluded from Tier 1 Capital, mandatory convertible debt, and subordinated debt that meets certain regulatory criteria. The Total Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. The Company is required to have a Total Risk-Based Capital ratio of 8.0% to be considered adequately capitalized and 10.0% to be considered well capitalized.

The following table presents the actual capital ratios and amounts and minimum required capital ratios for the Company to maintain a “well-capitalized” status by the Board of Governors of the Federal Reserve at September 30, 2002 and at December 31, 2001:

                                                                   September 30, 2002                December 31, 2001
                                                              -----------------------------     -----------------------------
(Dollar amounts in thousands)                Minimum             Ratio          Amount            Ratio          Amount
                                           Required(1)
----------------------------------------  ---------------     ------------  ---------------     -----------  ----------------

Tier 1 Leverage Capital                           5.0%             8.1%          $4,528,206           6.9%        $2,696,423
Risk-Based Capital
     Tier 1                                       6.0%            14.5%          $4,528,206          11.2%        $2,696,423
     Total                                       10.0%            16.2%          $5,059,819          12.8%        $3,083,706

The Company and CHL are required to maintain specified levels of shareholders' equity to remain a seller/servicer in good standing by Fannie Mae, Freddie Mac, the United States Department of Housing and Urban Development, and Ginnie Mae. The equity requirements generally are tied to the size of CHL's servicing portfolio as detailed in the applicable agency's capital requirements. At September 30, 2002, the Company and CHL's equity requirements for these agencies ranged up to $428 million. The Company had agency capital levels ranging from $1.9 billion to $4.1 billion at September 30, 2002.

NOTE 13 - LEGAL PROCEEDINGS
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

NOTE 14 - SUBSEQUENT EVENTS
On October 24, 2002, the Company declared a cash dividend of $0.12 per common share, payable November 29, 2002, to shareholders of record on November 12, 2002.

On November 7, 2002, the Company legally changed its name from "Countrywide Credit Industries, Inc." to "Countrywide Financial Corporation". As of November 13, 2002, the Company changed its New York Stock Exchange ticker symbol from "CCR" to "CFC".

NOTE 15 - SUMMARIZED FINANCIAL INFORMATION
Summarized financial information for Countrywide Financial Corporation and subsidiaries is as follows:

                                                                                 Balance Sheets at September 30, 2002
                                            ------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                   Countrywide        Countrywide Home          Other            Eliminations        Consolidated
                                                 Financial
                                                Corporation          Loans, Inc.         Subsidiaries
-------------------------------------------  -------------------  -------------------  ------------------  -------------------  ------------------

  Mortgage loans and mortgage-backed                                                   $
      securities held for sale                     $       -         $  7,427,013                    -          $        -         $  7,427,013
  Mortgage servicing rights, net                           -            4,740,249                    -                   -            4,740,249
  Other assets                                     5,722,060           13,279,269           19,975,872          (5,934,262)          33,042,939
                                             -------------------  -------------------  ------------------  -------------------  ------------------
     Total assets                                 $5,722,060          $25,446,531          $19,975,872         ($5,934,262)         $45,210,201
                                             ===================  ===================  ==================  ===================  ==================

  Company-obligated mandatorily
      redeemable capital trust
      pass-through securities                      $       -          $         -        $     500,000           $       -        $     500,000

  Deposit liabilities                                      -                    -            3,107,972                   -            3,107,972
  Short- and long-term debt                          744,727           16,813,698           12,616,083          (1,455,038)          28,719,470
  Other liabilities                                   73,572            6,507,942            1,431,572             (34,088)           7,978,998
  Equity                                           4,903,761            2,124,891            2,320,245          (4,445,136)           4,903,761
                                             -------------------  -------------------  ------------------  -------------------  ------------------
      Total liabilities and equity                $5,722,060          $25,446,531          $19,975,872         ($5,934,262)         $45,210,201
                                             ===================  ===================  ==================  ===================  ==================

                                                                Statements of Earnings for the nine months ended September 30, 2002
                                           ------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                   Countrywide       Countrywide Home          Other            Eliminations        Consolidated
                                                 Financial
                                                Corporation         Loans, Inc.         Subsidiaries
-------------------------------------------  ------------------  -------------------  ------------------  -------------------  ------------------

  Revenues                                         $    6,128          $1,700,970          $1,464,836           ($  49,151)          $3,122,783
  Expenses                                              7,228           1,361,050             868,080              (49,151)           2,187,207
  Provision for income taxes                             (412)            127,421             221,665                   -               348,674
  Equity in net earnings of subsidiaries              587,590                  -                    -             (587,590)                  -
                                             ------------------  -------------------  ------------------  -------------------  ------------------
           Net earnings                              $586,902         $   212,499         $   375,091            ($587,590)         $   586,902
                                             ==================  ===================  ==================  ===================  ==================

                                                                            Balance Sheets at December 31, 2001
                                           ------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                  Countrywide       Countrywide Home    Other Subsidiaries     Eliminations         Consolidated
                                                Financial
                                               Corporation          Loans, Inc.
------------------------------------------- ------------------   ------------------  -------------------  ------------------  -------------------

Mortgage loans and mortgage-backed                                                                        $
     securities held for sale                     $       -          $10,369,374         $         -                    -         $10,369,374

Mortgage servicing rights, net                              -          6,116,082                      -                 -           6,116,082
Other assets                                      4,886,425            7,266,979          13,861,281           (5,283,337)         20,731,348
                                            ------------------   ------------------  -------------------  ------------------  -------------------
     Total assets                                $4,886,425          $23,752,435         $13,861,281          ($5,283,337)        $37,216,804
                                            ==================   ==================  ===================  ==================  ===================

Company-obligated mandatorily redeemable
     capital trust pass-through                                  $
     securities                                 $         -                    -        $    500,000      $         -           $     500,000

Deposit liabilities                                       -                    -             675,480                    -             675,480
Short- and long-term debt                           740,935           16,990,263           9,909,388           (1,532,731)         26,107,855
Other liabilities                                    57,848            4,341,398           1,452,081               (5,500)          5,845,827
Equity                                            4,087,642            2,420,774           1,324,332           (3,745,106)          4,087,642
                                            ------------------   ------------------  -------------------  ------------------  -------------------
     Total liabilities and equity                $4,886,425          $23,752,435         $13,861,281          ($5,283,337)        $37,216,804
                                            ==================   ==================  ===================  ==================  ===================

                                                                  Statements of Earnings for the nine months ended August 31, 2001
                                             ----------------------------------------------------------------------------------------------------
                                                Countrywide         Countrywide
                                                 Financial              Home                Other
(Dollar amounts in thousands)                   Corporation         Loans, Inc.         Subsidiaries         Eliminations        Consolidated
-------------------------------------------  ------------------  -------------------  ------------------  -------------------  ------------------

Revenues                                           $    5,618          $1,236,815             $773,110            ($17,791)          $1,997,752
Expenses                                                5,870             884,373              526,716             (17,791)           1,399,168
Provision for income taxes                                (27)            132,301               89,780                   -              222,054
Equity in net earnings of subsidiaries                376,755                   -                    -            (376,755)                   -
                                             ------------------  -------------------  ------------------  -------------------  ------------------
           Net earnings                              $376,530         $   220,141             $156,614           ($376,755)         $   376,530
                                             ==================  ===================  ==================  ===================  ==================

NOTE 16 - RECENTLY ISSUED ACCOUNTING STANDARDS
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

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002 (“FAS 145”), which has various effective dates. Implementation of FAS 145 did not have a material impact on the Company’s financial statements.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” (“FAS 147”), which is effective on October 1, 2002. FAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. FAS 147 amends FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Implementation of FAS 147 will not impact the Company’s financial statements.

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

  Loss of investment grade rating,
  Severe real estate recession,
  Significant reduction in government support of homeownership,
  Loss of access to debt and equity markets,
  The level of, and direction of changes in interest rates,
  Competitive and general economic conditions in each of the Company's business segments,
  General economic conditions in the United States and abroad and in the domestic and international areas in which the Company does business,
  The availability of secondary markets for the Company's mortgage loan products,
  A change in the Company's relationships with the GSEs,
  Ineffectiveness of the Company's hedging activities,
  The legal, regulatory and legislative environments in the markets in which the Company operates,
  Performance of the Company's securities, financial instruments and markets as a whole in response to world events,
  Loss in the value of unhedged assets, and
  Occurrence of natural disasters and other events that could impact the level of claims in the Insurance Segment,
  Other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

Words like “believe”, “expect”, “should”, “may”, “could”, “anticipated”, “promising” and other expressions that indicate future events and trends identify forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

CHANGE IN FISCAL YEAR
Effective December 31, 2001, the Company changed its year-end from February 28 to December 31. For purposes of this Quarterly Report on Form 10-Q, the Company’s consolidated statements of earnings, consolidated statement of common shareholders’ equity, consolidated statements of cash flows, and consolidated statements of comprehensive income will consist of the three and nine months ended September 30, 2002 and the year-ago three and nine months ended August 31, 2001. Management changed the Company’s year-end to conform its reporting periods with those required by the Board of Governors of the Federal Reserve for regulatory reporting purposes. The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q will compare financial information for the three and nine months ended September 30, 2002 and the three and nine months ended August 31, 2001.

GENERAL
The Company’s core business is residential mortgage banking. Historically, the vast majority of the Company’s earnings and capital investment was attributable to its mortgage banking business. In recent years, the Company has begun to significantly expand its operations beyond mortgage banking. With its entry into banking in 2001, the Company now has five business segments: Mortgage Banking, Insurance, Capital Markets, Global Operations, and Banking. This diversification was undertaken both to capitalize on meaningful synergies with the Company’s core Mortgage Banking business as well as to provide a source of earnings growth that is not as subject to the cyclical nature of the mortgage banking business. Although mortgage banking will remain the Company’s core business—and management remains optimistic about the Company’s prospects in mortgage banking—the Company expects its non-mortgage banking businesses to contribute a steadily increasing percentage of the Company’s overall earnings in the future.

The Company’s results of operations historically have been influenced primarily by the level of demand for residential mortgage loans, which is affected by external factors such as prevailing mortgage rates and the strength of the United States housing market.

CRITICAL ACCOUNTING POLICIES

As discussed in further detail in the Company’s Transition Report on Form 10-K, the accounting policies that have the greatest impact on the Company’s financial condition and results of operations and that require the most judgment are those relating to its mortgage securitization activities and the ongoing valuation of retained interests, particularly Mortgage Servicing Rights (“MSRs”), that emanate from those activities, and its hedging activities. The Company’s critical accounting policies involve gain on sale accounting, retained interests valuation, MSR amortization and accounting for derivatives and hedging activities.

The values of the Company’s retained interests are impacted by changes in interest rates. Interest rates have dropped significantly during the current period resulting in changes to the key assumptions used in the valuation of retained interests. The long-term estimated weighted average prepayment speed (annual rate) for the MSRs has increased from 17.2% at December 31, 2001 to 28.9% at September 30, 2002. The long-term estimated weighted average prepayment speed (annual rate) for other retained interests has increased from 28.2% at December 31, 2001 to 32.9% at September 30, 2002. The Company estimates prepayment speeds using a proprietary model which is based on the historical prepayment behavior of the Company’s servicing portfolio. The weighted average discount rate (annual rate) for the MSRs has decreased from 11.1% at December 31, 2001 to 10.6% at September 30, 2002. The weighted average discount rate (annual rate) for other retained interests has decreased from 15.2% at December 31, 2001 to 14.2% at September 30, 2002. The Company determines discount rates by reference to available market data.

Quarter Ended September 30, 2002 Compared to the Quarter Ended August 31, 2001

CONSOLIDATED EARNINGS PERFORMANCE

The Company’s diluted earnings per share for the quarter ended September 30, 2002 was $1.74, a 45% increase over diluted earnings per share for the quarter ended August 31, 2001. Net earnings increased 53% from the quarter ended August 31, 2001. This earnings performance was driven principally by the increased level of mortgage loans produced by the Company—$63.6 billion—as compared to $33.5 billion for the year-ago period.

Industry-wide, mortgage originations were estimated at $1.7 trillion in the first nine months of calendar 2002 — a record number—driven by record levels of refinance activity and housing activity in the United States. Especially with regard to refinances, this historic level of activity was stimulated by mortgage rates that reached forty-year lows. Refinances, which in the first nine months of 2002 represented over 59% of mortgage originations, are expected over the long term to represent 15% to 20% of total mortgage originations. Over the long term, management expects the originations market to grow steadily, although at a lower absolute level, propelled by growth in the housing market.

The continuing high demand for mortgages drove not only record volumes but also record production margins. The combination of high volumes and margins increased loan production sector pre-tax earnings to $666.8 million for the quarter, an increase of $441.0 million from the year-ago period. The Company continued to increase the number of sales and processing staff in its loan production divisions to cope with the ongoing demand. When volumes moderate, the incremental processing staff (consisting largely of temporary employees) will be reduced. However, the Company plans to continue building its sales staff despite any potential drop in loan origination volume as a primary means to grow market share.

The Company continued to experience significant runoff from its servicing portfolio during the quarter ended September 30, 2002. This, coupled with the expectation of continued higher-than-normal runoff at quarter-end due to a further decline in mortgage rates, again resulted in significant amortization and impairment of the Company's MSRs, net of servicing hedge gains, for the quarter ended September 30, 2002. The net result was a pre-tax loss for the Loan Servicing Sector of $427.1 million in the current quarter.

On a combined basis the Mortgage Banking Segment generated pre-tax earnings of $256.6 million for the quarter ended September 30, 2002, an increase of 39% from the quarter ended August 31, 2001.

The Company’s non-mortgage banking businesses again were significant contributors to the record earnings performance in the most recent period. In particular, the Capital Markets Segment had pre-tax earnings of $55.0 million, up from $26.3 million in the year-ago period. Capital Markets has grown its core franchise significantly over the last five years and is now among the leading firms in its niche, the secondary mortgage market. This segment continued to benefit from robust activity in the secondary mortgage market and favorable short-term financing rates that resulted in growth in its mortgage conduit and securities underwriting activities during the period.

In total, non-mortgage banking businesses contributed $107.6 million in pre-tax earnings for the quarter ended September 30, 2002 (30% of total pre-tax earnings), up from $54.0 million (23% of total pre-tax earnings) for the year-ago period. Management believes continued growth in the Company's non-mortgage banking businesses will, over time, reduce the variability of its earnings caused by changes in mortgage interest rates.

>OPERATING SEGMENT RESULTS

The Company's pre-tax earnings by segment are summarized below.

                                                                                    Three Months Ended
                                                                 ---------------------------------------------------------
(Dollar amounts in thousands)                                        September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Mortgage Banking:
    Production                                                                $666,821                      $225,832
    Servicing                                                                 (427,065)                      (55,999)
    Closing Services                                                            16,848                        15,082
                                                                 ----------------------------  ---------------------------
         Total Mortgage Banking                                                256,604                       184,915
                                                                 ----------------------------  ---------------------------

Diversified Businesses:
    Capital Markets                                                             55,048                        26,303
    Insurance                                                                   27,563                        22,285
    Banking                                                                     21,506                         4,836
    Global Operations                                                              992                         1,502
    Other                                                                        2,495                          (932)
                                                                                               ---------------------------
                                                                 ----------------------------
         Total Diversified Businesses                                          107,604                        53,994
                                                                 ----------------------------  ---------------------------

Pre-tax earnings                                                              $364,208                      $238,909
                                                                 ============================  ===========================

MORTGAGE BANKING SEGMENT The Mortgage Banking Segment is comprised of three sectors: Loan Production, Loan Servicing, and Loan Closing Services. The Loan Production and Loan Closing Services Sectors generally perform at their best when mortgage rates are relatively low and loan origination volume is high. Conversely, the Loan Servicing sector generally performs well when mortgage rates are relatively high and loan prepayments are low. Consequently, given the continued low level of mortgage rates and high levels of mortgage originations and prepayments industry-wide during the current period, it follows that the Loan Production and Loan Closing Services Sectors again achieved combined high levels of earnings and the Loan Servicing Sector produced continued losses. To moderate earnings in the cyclical mortgage banking business, the Company strives to balance the profitability of these sectors.

Loan Production Sector
The Loan Production Sector produces mortgage loans through three separate divisions of the Company’s principal subsidiary, CHL, and through Full Spectrum Lending, Inc.

The following table shows total loan volume by division:

                                                                                     Mortgage Banking
                                                                                     Loan Production
                                                                                   Three Months Ended*
                                                                 ---------------------------------------------------------
  (Dollar amounts in millions)                                        September 30, 2002             August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

  Correspondent Lending Division                                              $28,135                     $12,381
  Wholesale Lending Division                                                   17,748                      10,850
  Consumer Markets Division                                                    16,623                       9,783
  Full Spectrum Lending, Inc.                                                     976                         510
                                                                 ----------------------------  ---------------------------
                                                                              $63,482                     $33,524
                                                                 ============================  ===========================

* Does not include Treasury Bank loan originations totaling $153 million for the quarter ended September 30, 2002.

The continued high demand for mortgages enabled the Loan Production Sector to achieve high revenues and high margins (pre-tax earnings as a percentage of loan volume). Revenues increased as a percentage of loan volume due to higher margins on prime credit quality, first lien mortgages and greater production and sales of home equity mortgages. In the quarter ended August 31, 2001 the Company elected to defer the sale of $1.2 billion of its home equity production because of available financing capacity and improved overall economics. In addition, high levels of productivity helped keep unit costs low.

The pre-tax margin of the Production Sector is summarized below.

                                                                      Three Months Ended
                                   -----------------------------------------------------------------------------------------

  (Dollar amounts in thousands)                September 30, 2002                              August 31, 2001
---------------------------------  --------------------------------------------   ------------------------------------------
---------------------------------  --------------------------------------------   ------------------------------------------
                                                              Percent of Loan                              Percent of Loan

                                           Dollars                 Volume                Dollars                Volume
                                   -------------------------  -----------------   -----------------------  -----------------
                                   -------------------------  -------------------------------------------

  Revenues                                   $1,135,788            1.79%                     $495,997            1.48%
  Expenses                                      468,967            0.74%                      270,165            0.81%
                                   -------------------------  -----------------   -----------------------  -----------------
                                   -------------------------  -----------------   -----------------------  -----------------
    Pre-tax earnings                        $   666,821            1.05%                     $225,832            0.67%
                                   =========================  =================   =======================  =================

The 89% overall increase in loan production volume was driven largely by refinances, although notably purchase-money loans increased 61%. The increase in purchase-money loans is significant as this is the relatively stable growth component of the mortgage market, with average annual growth of 9% over the last 10 years, in contrast to refinances, which are driven primarily by the level of mortgage rates and therefore are highly cyclical. Led by the Correspondent division, all divisions contributed to the increase in purchase-money loans.

The following table summarizes loan production by purpose and by interest rate type:

                                                                                     Mortgage Banking
                                                                                     Loan Production
                                                                                   Three Months Ended*
                                                                 ---------------------------------------------------------
(Dollar amounts in millions)
                                                                     September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Purchase                                                                      $24,259                       $15,109
Non-purchase                                                                   39,223                        18,415
                                                                 ----------------------------  ---------------------------
                                                                              $63,482                       $33,524
                                                                 ============================  ===========================
                                                                 ----------------------------  ---------------------------

Fixed Rate                                                                    $53,942                       $28,598
Adjustable Rate                                                                 9,540                         4,926
                                                                 ----------------------------  ---------------------------
                                                                              $63,482                       $33,524
                                                                 ============================  ===========================

* Does not include Treasury Bank loan originations totaling $153 million for the quarter ended September 30, 2002.

As shown in the following table, the volume of non-traditional mortgages produced (which is included in the Company’s total volume of loans produced) during the current period has increased 51% from the prior year:

                                                                                    Mortgage Banking
                                                                            Non-Traditional Loan Production
                                                                                  Three Months Ended*
                                                                 ---------------------------------------------------------
(Dollar amounts in millions)
                                                                     September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Home equity                                                                   $2,904                       $1,790
Sub-prime                                                                      2,400                        1,718
                                                                 ----------------------------  ---------------------------
                                                                              $5,304                       $3,508
                                                                 ============================  ===========================

* Does not include Treasury Bank home equity loan originations total $143 million for the quarter ended September 30, 2002.

These non-traditional mortgages carry higher profit margins historically and the demand for such mortgages is believed to be less rate-sensitive than the demand for the Company’s traditional mortgage production. Consequently, such mortgages are a key component of the Company’s overall diversification strategy.

The Company successfully retained a significant percentage of the customers who prepaid their mortgages during the period. The overall retention rate for the quarter was 36%, and for retail customers the rate was 43%. Notably, 61% of the Consumer Market Division’s total loan production during the period was sourced from the Company’s servicing portfolio. The high retention rates during the period were due, in part, to the high level of refinances. The Company has been most successful retaining customers who refinance their existing mortgages in such an environment. During the quarter ended September 30, 2002, 81% of the Consumer Markets Division’s refinance loan volume was from existing mortgage customers. This synergy is a source of value derived from the Company’s MSR investment.

During the quarter ended September 30, 2002, the Loan Production Sector operated at approximately 120% of planned operational capacity. (The primary capacity constraint in Countrywide’s loan origination activities is the number of loan operations personnel it has on staff. Therefore, the Company measures planned capacity with reference to the number of loan operations personnel it has on staff multiplied by the number of loans it expects each available loan operations staff person to generate under normal conditions.) The Company continued to increase the number of sales and processing staff in its loan production divisions to cope with the ongoing demand. When volumes moderate, the incremental processing staff (consisting largely of temporary employees) will be reduced. However, the Company plans to continue building its sales staff despite any potential drop in loan origination volume as a primary means to grow market share.

The following table summarizes the Loan Production Sector employees:

                                                                                      Employees At
                                                                 ---------------------------------------------------------
                                                                 ---------------------------------------------------------

                                                                     September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Sales employees                                                                5,034                        3,260
Operations employees:
    Permanent employees                                                        5,398                        3,097
    Temporary staff                                                            1,737                          724
                                                                 ----------------------------  ---------------------------
                                                                 ----------------------------  ---------------------------
                                                                               7,135                        3,821
Administrative and support employees                                             678                          447
                                                                 ----------------------------  ---------------------------
                                                                              12,847                        7,528
                                                                 ============================  ===========================

The Consumer Markets Division successfully grew its commissioned sales force during the period, ending the period with 2,200 sales employees on staff. The Consumer Markets Division commissioned sales-force was 1,055 at August 31, 2002.

Loan Servicing Sector
The Loan Servicing Sector reflects the performance of the Company’s investments in MSRs and other retained interests and associated hedges, as well as profits from subservicing activities in the United States. The Loan Servicing Sector also incorporates a significant processing operation, consisting of approximately 4,800 employees, that service the Company’s 3.7 million mortgage customers. How effectively this servicing operation drives down costs and increases ancillary income from the portfolio has a significant impact on the long-term performance of this sector.

The Loan Servicing Sector experienced losses during the recent period. This was not unexpected given the ongoing level of refinance activity that transpired, driven by mortgage rates that reached forty-year lows during the three months ended September 30, 2002. The Company’s MSRs and other retained interests represent the fair value of cash flow streams that are closely linked to the expected life of the underlying servicing portfolio. The continued high level of actual and forecasted prepayment activity reduced the life of the servicing portfolio and thus the value of the Company’s related investments, as reflected by the $2.1 billion combined impairment charge and $297.1 million of MSR amortization for the quarter ended September 30, 2002. The servicing hedge generated a gain of $1.6 billion during the period, resulting in amortization and impairment of retained interests, net of the servicing hedge, of $781.7 million for the quarter ended September 30, 2002, an increase of $403.9 million over the quarter ended August 31, 2001.

Despite the level of prepayments, the Company was able to increase its servicing portfolio to $406.0 billion at

September 30, 2002, a 29% increase from August 31, 2001. At the same time, the overall weighted-average note rate of the loans in the servicing portfolio declined from 7.6% to 7.1%.

The Company's investment in MSRs was stratified by note rate at September 30, 2002 as follows:

(Dollar amounts in millions)                             Portfolio Strata at September 30, 2002
                                           -------------------------------------------------------------------
            Mortgage Rate                       Principal              Percent                Weighted              Net MSR Balance
                                                                                              Average
                                               Balance (1)            of Total            Maturity (years)
--------------------------------------     ---------------------     ------------      -----------------------    --------------------
--------------------------------------     ---------------------     ------------      -----------------------    --------------------

7.00% and under                                    $225,688                  57%                25.3                       $2,982
7.01-8.00%                                          125,331                  32%                26.1                        1,253
8.01-9.00%                                           28,799                   7%                25.8                          301
9.01-10.00%                                           7,636                   2%                24.6                          101
over 10.00%                                           7,526                   2%                22.1                          103
                                           ---------------------     ------------                                 --------------------
                                           ---------------------     ------------                                 --------------------
Total                                              $394,980                 100%                25.5                       $4,740
                                           =====================     ============                                 ====================
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

Combined, the LandSafe companies produced $16.8 million of pre-tax earnings, a 12% increase from the year-ago period. The increase in LandSafe’s contribution to pre-tax earnings was due primarily to a 64% increase in the volume of closing services provided resulting from the increase in loan origination activity in the production sector. The effect on LandSafe’s revenues of the increased volume was partially offset by price reductions and by the discontinuation of certain title operations. During the three month period ended September 30, 2002, approximately 30% of LandSafe’s revenues was from third parties, an increase from 19% for the comparable period in 2001. Management believes that this percentage should continue to rise in the future.

The following table shows the number of units processed during the respective periods:

                                                                                    Three Months Ended
                                                                 ---------------------------------------------------------

(In thousands)                                                       September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Credit reports                                                                  1,360                           720
Automated property valuation services                                             646                           482
Flood determinations                                                              461                           280
Appraisals                                                                        135                            92
Other                                                                              29                            28
                                                                 ----------------------------  ---------------------------
    Total                                                                       2,631                         1,602
                                                                 ============================  ===========================

DIVERSIFIED BUSINESSES

To leverage the Company’s mortgage banking platform, as well as to reduce the variability of earnings caused by changes in mortgage interest rates, the Company has expanded into non-mortgage banking businesses. Pre-tax earnings from these diversified businesses increased $53.6 million in the quarter ended September 30, 2002 over the quarter ended August 31, 2001.

Capital Markets Segment
This segment’s activities include principally the operations of Countrywide Securities Corporation (“CSC”), a registered securities broker-dealer specializing in mortgage-related securities and Countrywide Asset Management Corporation (“CAMCO”), a manager and liquidator of distressed mortgage loans. This segment also provides MSR brokerage and advisory services through Countrywide Servicing Exchange (“CSE”).

The Capital Markets Segment ("CCM") achieved earnings of $55.0 million for the quarter, an increase of $28.7 million, or 109%, from the year-ago period. CCM capitalized on the robust mortgage market, high price volatility, and low short-term financing rates that prevailed during the period to increase its trading volume by 69% to $554.1 billion.

The following table shows pre-tax earnings by company:

                                                                                    Three Months Ended
                                                                 ---------------------------------------------------------

 (Dollar amounts in thousands)                                       September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Countrywide Securities Corporation(1)                                           $45,413                      $24,845
Countrywide Asset Management Corporation                                          9,635                        1,458
                                                                 ----------------------------  ---------------------------
                                                                                $55,048                      $26,303
                                                                 ============================  ===========================

The following table shows the composition of CCM's trading volume by instrument:

                                                                                    Three Months Ended
                                                                 ---------------------------------------------------------

 (Dollar amounts in millions)                                        September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Mortgage-backed securities                                                     $503,840                     $303,886
Government agency debt                                                           23,533                       14,107
Asset-backed securities                                                          15,885                        6,960
Mortgage loans                                                                    8,889                        2,812
Other                                                                             1,958                          406
                                                                 ----------------------------  ---------------------------
                                                                               $554,105                     $328,171
                                                                 ============================  ===========================

Approximately $26.7 million of CCM's revenues during the current period resulted from its mortgage conduit activities.

Insurance Segment
This segment consists of insurance carrier and agency operations. The carrier operations include Balboa Life and Casualty, which is a national provider of property, life and liability insurance, and Balboa Reinsurance Company, which is a primary mortgage reinsurance company. Insurance Agency Operations consists primarily of Countrywide Insurance Services, Inc., which is a national insurance agency offering a menu of insurance products directly to consumers, and DirectNet Insurance Agency, which provides turnkey and customized personal insurance solutions to consumers on behalf of other financial institutions.

Segment pre-tax earnings increased 24% over the year-ago period, to $27.6 million. Following are the pre-tax earnings by business line.

                                                                                    Three Months Ended
                                                                 ----------------------------------------------------------

(Dollar amounts in thousands)                                        September 30, 2002               August 31, 2001
---------------------------------------------------------------  ----------------------------   ---------------------------

Carrier Operations
    Balboa Life and Casualty                                                   $  5,571                       $  7,749
    Balboa Reinsurance Company                                                   22,071                         14,378
                                                                 ----------------------------   ---------------------------
                                                                 ----------------------------   ---------------------------
                                                                                 27,642                         22,127
Agency Operations                                                                   796                            648
Parent Expenses                                                                    (875)                          (490)
                                                                 ----------------------------   ---------------------------
                                                                                $27,563                        $22,285
                                                                 ============================   ===========================

The Company’s Life and Casualty insurance business produced pre-tax earnings of $5.6 million, a decrease of $2.2 million, or 28%, from the comparable quarter in 2001. Although net premiums earned increased 63% as a result of policy growth, the increase was offset by an increase in policy claims losses as a percentage of net premiums earned. This increase in net insurance losses was primarily due to an increase in claims loss rates on certain books of business that have been discontinued. The overall increase in claims losses was partially offset by lower commission expense and greater overhead absorption.

Management believes it will be able to increase profits in its life and casualty business in the future by capturing additional market share in its lender-placed business and through more selective underwriting in its voluntary homeowners’ lines.

The Company’s mortgage reinsurance business produced $22.1 million in pre-tax earnings, a 54% increase over the year-ago period. This performance was driven by a 52% increase in net earned premiums resulting from a 28% increase in policies-in-force, coupled with an overall increase in the ceded premium percentage. The growth in policies-in-force was consistent with growth in the Company’s servicing portfolio. Balboa Reinsurance completed amendments to its reinsurance agreements to increase the amount of reinsurance liability it assumed in exchange for a larger portion of the primary insurers’ mortgage insurance premiums. The provision for insured losses was adjusted accordingly during the quarter. The Company has not experienced actual reinsurance losses to date owing to a generally strong economy, an even stronger housing market, and to the age of the underlying loans. Over time, management expects to incur reinsurance losses, although absent a significant housing recession or a material change in the underlying reinsurance contracts, profits from mortgage reinsurance should continue to grow generally in line with the Company’s servicing portfolio.

Following are the policies in-force for each business line:

(Amounts in units)                                                    September 30, 2002              August 31, 2001
---------------------------------------------------------------  ------------------------------  --------------------------

Carrier Operations
    Balboa Life and Casualty                                                   2,907,918                     2,238,893
    Balboa Reinsurance Company                                                   395,033                       309,183
                                                                 ------------------------------  --------------------------
                                                                               3,302,951                     2,548,076
                                                                 ==============================  ==========================

Agency Operations                                                                661,808                       544,612
                                                                 ==============================  ==========================

The increase in carrier life and casualty policies was attributable to growth in lender-placed property hazard and voluntary homeowners’ product lines. The growth in voluntary insurance was achieved through sales to the Company’s mortgage customer base through Countrywide Insurance Services, Inc., as well as through increased third-party business.

Banking Segment
The Banking Segment began operations in calendar 2001. The segment increased pre-tax earnings by $16.7 million to $21.5 million from the year-ago period. Following is the composition of pre-tax earnings by company:

                                                                                    Three Months Ended
                                                                 ---------------------------------------------------------

(Dollar amounts in thousands)                                        September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Treasury Bank ("Bank")                                                         $14,679                       ($1,060)
Countrywide Warehouse Lending ("CWL")                                            6,827                         5,896
                                                                 ----------------------------  ---------------------------
                                                                               $21,506                        $4,836
                                                                 ============================  ===========================

The Bank, which was acquired in May 2001, produced pre-tax earnings of $14.7 million for the quarter primarily as a result of growth in the Bank’s average earning assets from $654 million in the quarter ended August 31, 2001 to $3.8 billion in the quarter ended September 30, 2002. In addition, effective January 1, 2002, the Bank began providing document custodian services for the Company’s mortgage banking operations.

The Bank obtained regulatory approval of its three-year business plan in November 2001. The plan calls for the Bank to increase assets to $22 billion by 2004, primarily sourced through the Company’s mortgage banking operations. Likewise, a significant portion of the Bank’s liabilities will come from the Company’s mortgage banking operation, primarily in the form of impound accounts. Largely because of these synergies, management is confident the Company will achieve the Bank’s growth targets. At September 30, 2002, the Bank’s total assets were $4.5 billion.

The Bank’s strategy includes holding loans in portfolio that historically would have been immediately securitized and sold in the secondary mortgage market by CHL. Management believes this strategy will increase earnings, as well as provide more stable earnings, over the long term. In the short term, reported profits will be impacted by the reduction in gains otherwise recognizable at time of sale. The extent to which the Bank generates long-term incremental profits on a consolidated basis will depend largely on how the Bank’s overall cost of funds compares to those costs implicit in securitization.

CWL’s pre-tax earnings increased 16% to $6.8 million. CWL provides short term mortgage inventory financing for sellers to the Company’s Correspondent Lending division and has benefited by the growth in loan production in that division. CWL’s secured loans outstanding increased from $775 million at August 31, 2001, to $2.1 billion at September 30, 2002. Management believes the synergy between CWL and the Correspondent Lending Division (“CLD”), as well as the ongoing reduction in supply of warehouse credit in the market, creates an opportunity for significant growth in CWL’s market share. How this will translate into future growth in earnings is largely dependent on the size of this mortgage originations market, as well as on CLD’s market share.

Global Operations Segment
This segment recorded pre-tax earnings of $1.0 million during the quarter ended September 30, 2002, compared to pre-tax earnings of $1.5 million in the year-ago quarter. At September 30, 2002, Global Home Loans serviced 784,000 loans, up from 761,000 at August 31, 2001. Management believes Global Operations will be successful in attracting significant additional business in 2002. Longer term, Management believes it will expand its international operations beyond the United Kingdom. Management believes the Company’s advanced mortgage technology and expertise create an opportunity in developing mortgage markets around the globe.

DETAILED DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS

Loan origination fee revenue increased in the three months ended September 30, 2002 compared to the three months ended August 31, 2001 due to increased loan production, partially offset by the effects of a change in production channel mix. The Consumer Markets and Wholesale Lending Divisions (which, due to their higher cost structure, charge higher origination fees per dollar loaned) comprised 54% of total production in the quarter ended September 30, 2002 as compared to 62% in the quarter ended August 31, 2001.

Gain on sale of loans and securities is summarized below for the three months ended September 30, 2002 and August 31, 2001:

                                                                                       Three Months Ended
                                                                  September 30, 2002                          August 31, 2001
-----------------------------------------------------  -----------------------------------------  ----------------------------------------
                                                                                Percentage of                             Percentage of
----------------------------------------------------         Dollars             Loans Sold             Dollars            Loans Sold
(Dollar amounts in thousands)
-----------------------------------------------------  --------------------  -------------------  ----------------------------------------

Mortgage Banking:
    Prime credit quality, first lien mortgages                 $472,672              0.80%               $156,259             0.52%
    Sub-prime mortgages                                         116,770              4.65%                 59,925             3.89%
    Home equity mortgages                                        76,953              2.71%                 10,044             3.44%
                                                       --------------------  -------------------  -------------------  -------------------
                                                       --------------------  -------------------  -------------------  -------------------
                                                                666,395              1.04%                226,228             0.71%
Capital Markets                                                  (2,104)                                   24,359
                                                       --------------------                       -------------------
                                                               $664,291                                  $250,587
                                                       ====================                       ===================

Gain on sale of prime credit quality, first lien mortgages and sub-prime mortgages increased in the quarter ended September 30, 2002 as compared to the quarter ended August 31, 2001 due to increased production and sales volume and higher margins. The gain on sale of home equity mortgages increased in the quarter ended September 30, 2002 as compared to the year-ago period as a result of increased production and sales volume. In the quarter ended August 31, 2001, the Company elected to defer the sale of $1.2 billion of its home equity production because of available financing capacity and improved overall economics. These increases in gain on sale in the Mortgage Banking Segment during the three months ended September 30, 2002 were partially offset by reduced trading gains in Capital Markets. Trading gains in Capital Markets declined primarily due to the impact of the steepening yield curve on forward MBS prices. (The yield curve is the difference between long-term and short-term interest rates. A steepening of the yield curve indicates that the spread between the long-term rates underlying the assets and the short-term rates at which the Company finances those assets has increased.) This decline in trading profits was more than offset by increased net interest income earned during the time the Company held the securities.

In general, loan origination fee revenue and gain on sale of loans and securities are affected by numerous factors, including the volume and mix of loans sold, production channel mix, the level of price competition, and the slope of the yield curve.

Net interest income is summarized below for the three months ended September 30, 2002 and August 31, 2001:

                                                                                     Three Months Ended
                                                                  ---------------------------------------------------------

(Dollar amounts in thousands)                                        September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Net interest income:
    Mortgage loan and securities held for sale                                 $111,232                      $64,020
    Capital Markets                                                              98,957                       31,999
    Interest expense related to Servicing Sector                                (49,810)                     (67,023)
    Banking Segment                                                              25,855                        7,453
    Custodial balances                                                          (11,242)                      45,906
    Insurance Segment investments                                                 4,868                        6,534
    Other                                                                         1,734                         (208)
                                                                 ----------------------------  ---------------------------
           Net interest income                                                 $181,594                      $88,681
                                                                 ============================  ===========================

Within its Mortgage Banking operations, the Company earns interest on the mortgages produced pending the sale into the secondary mortgage market. The increase in net interest income from the mortgage loans and securities held for sale was primarily attributable to increased mortgage production combined with an increase in the overall net earnings rate. The Company finances the major portion of its mortgage loans and securities held for sale at prevailing short-term borrowing rate, which declined relative to the rates earned on the loans and securities when compared to the year-ago period.

The increase in net interest income from Capital Markets is attributable to an increase in the volume of securities traded and securities financed for others coupled with an increase in the net earnings rate.

Interest expense in the Loan Servicing Sector decreased primarily due to both the decline in short-term rates (a portion of the company’s long term debt is variable rate), and to a decrease in the amount of assets financed. The assets decreased primarily due to a reduction in cash securities in favor of derivative instruments within the servicing hedge portfolio.

The increase in net interest income from the banking segment was primarily attributable to year-over-year asset growth both in Treasury Bank and in the Company’s warehouse lending activities.

Interest earned on custodial balances decreased due to the decline in short term rates which reduced the interest earned, partially offset by increased average custodial balances resulting from a larger servicing portfolio and higher loan payoffs. Custodial balance earnings were further impacted by the general requirement to pass through interest on paid-off loans at the underlying security rates.

The Company recorded significant MSR amortization and impairment of retained interests in the quarter ended September 30, 2002. The primary factors affecting the amount of amortization and impairment of MSRs and other retained interests are the level of prepayments during the period and the change, if any, in estimated future prepayments. The Company’s Servicing Hedge is intended to reduce the variability of reported earnings caused by changes in the value of the Company’s investment in MSRs and other retained interests that generally result from changes in interest rates. Impairment of retained interests and Servicing Hedge gains are summarized below for the three months ended September 30, 2002 and August 31, 2001.

                                                                                       Three Months Ended
                                                                    ---------------------------------------------------------

(Dollar amounts in thousands)                                          September 30, 2002              August 31, 2001
-----------------------------------------------------------------  ----------------------------  ---------------------------

Impairment of retained interests:
    MSRs
     Temporary (credited to impairment reserves)                               $1,204,566                     $262,731
     Permanent (reduced cost-basis of MSRs)                                       869,065                            -
     Reduction of MSR cost basis through application of hedge
        accounting                                                                      -                      388,717
                                                                   ----------------------------  ---------------------------
                                                                   ----------------------------  ---------------------------
                                                                                2,073,631                      651,448
    Other retained interests (permanent)                                           36,019                       46,142
                                                                   ----------------------------  ---------------------------
                                                                   ----------------------------  ---------------------------
                                                                               $2,109,650                     $697,590
                                                                   ============================  ===========================
                                                                   ============================  ===========================

Servicing hedge gains                                                          $1,625,096                     $554,117
                                                                   ============================  ===========================

The increase in net insurance premiums earned is primarily due to an increase in policies in force combined with an overall rise in reinsurance premium rates.

The increase in commission fees and other revenue is primarily due to the increase in origination volume in comparison to the year-ago period, combined with an increase in the Company’s diversification activities.

Salaries and related expenses are summarized below for the three months ended September 30, 2002 and August 31, 2001.

                                                              Three Months Ended September 30, 2002
                                     -----------------------------------------------------------------------------------------
(Dollar amounts in thousands)             Mortgage              Diversified             Corporate               Total
                                           Banking              Businesses           Administration
-----------------------------------  --------------------  ---------------------  --------------------   ---------------------

Base Salaries                                $149,711                $45,880               $43,251                $238,842

Incentive Bonus                               167,807                 31,534                25,550                 224,891

Payroll Taxes and Benefits                     33,553                 10,193                17,514                  61,260
                                     --------------------  ---------------------  --------------------   ---------------------

Total Compensation Expense                   $351,071                $87,607               $86,315                $524,993
                                     ====================  =====================  ====================   =====================

Average Number of Employees,
    Including Temporary Workers                18,065                  3,820                2,676                   24,561
                                     ====================  =====================  ====================   =====================

                                                                Three Months Ended August 31, 2001
                                     -----------------------------------------------------------------------------------------
(Dollar amounts in thousands)             Mortgage              Diversified             Corporate               Total
                                           Banking              Businesses           Administration
-----------------------------------  --------------------  ---------------------  --------------------   ---------------------

Base Salaries                                $105,065                $28,770               $32,574               $166,409

Incentive Bonus                                80,401                 19,535                 6,938                106,874

Payroll Taxes and Benefits                     21,803                  3,247                 6,317                 31,367
                                     --------------------  ---------------------  --------------------   ---------------------
                                     --------------------  ---------------------  --------------------   ---------------------

Total Compensation Expense                   $207,269                $51,552               $45,829               $304,650
                                     ====================  =====================  ====================   =====================

Average Number of Employees,
    Including Temporary Workers                12,167                  2,308                 2,008                 16,483
                                     ====================  =====================  ====================   =====================

Compensation expense increased $220 million, or 72%, during the three months ended September 30, 2002 as compared to the three months ended August 31, 2001.

Compensation expense in the Mortgage Banking segment increased due to growth both in the level of production activity, and in the size of the loan servicing portfolio. In the production sector, compensation expense increased 82% (salaries increased by 51% and incentive bonuses increased 110%) as a result of an increase in employees of 63% to support a 90% increase in loan production. The relative increase in incentive bonuses reflects a shift towards a more incentive-based compensation structure within the production sector. In the loan servicing sector, compensation expense increased 28% as a result of increased staff to support a 29% increase in the loan servicing portfolio and a 63% increase in payoff activity.

Compensation expense increased in all of the segments comprising the diversified businesses reflecting their growth. In the Insurance Segment, compensation expense increased by a combined $9.2 million, or 56%, as a result of increased staff to support a 63% increase in written premiums along with increased staff to support the Insurance Segment’s third party insurance tracking operation.

Banking compensation expense increased by $7.6 million from the prior period’s start-up level of operations to accommodate growth of the Bank’s operations, including its labor-intensive document custodian business line.

In the Capital Markets Segment, incentive bonuses increased $10.1 million, reflecting the growth in revenues of $43.0 million.

Compensation expense in the Global segment increased by $6.1 million due to an increase in the Company’s ownership interest in GHL in July 2001 and the resulting change from the equity method of accounting to consolidating all of Global’s accounts, including compensation, into the Company’s accounts.

Compensation expense for Corporate Administration increased $40.5 million in the three months ended September 30, 2002 as compared to the three months ended August 31, 2001 as a result of increased headcount and increased incentive bonuses resulting primarily from the Company’s overall increase in profitability.

Occupancy and other office expenses for the three months ended September 30, 2002 increased 38% to accommodate personnel growth of 49% throughout the Company.

Insurance net losses are attributable to claims in the Insurance Segment. Combined insurance losses were $75.2 million or 51% of net insurance premiums earned for the three months ended September 30, 2002 as compared to $37.1 million or 41% of net insurance premiums earned for the three months ended August 31, 2001. The loss ratio of Balboa Life and Casualty (including allocated loss adjustment expenses) increased from 47% for the three months ended August 31, 2001 to 58% for the three months ended September 30, 2002. The increase in loss ratio is due to higher-than anticipated losses in two since-discontinued books of business.

Other operating expenses for the three months ended September 30, 2002 and August 31, 2001 are summarized below.

                                                                                    Three Months Ended
                                                                 ----------------------------------------------------------

(Dollar amounts in thousands)                                        September 30, 2002             August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Insurance commission expense                                                   $32,260                       $22,792
Bad debt expense                                                                18,768                         9,245
Professional fees                                                               16,434                        14,804
Travel and entertainment                                                        11,441                         7,689
Data processing                                                                 11,094                         4,190
Insurance                                                                        4,026                         3,173
Taxes and licenses                                                               2,796                         2,346
Other                                                                           10,834                        11,710
                                                                 ----------------------------  ---------------------------
                                                                              $107,653                       $75,949
                                                                 ============================  ===========================

During the three months ended September 30, 2002, insurance commission expense increased by 42% from the year-ago period due to Balboa Life and Casualty increasing its premium revenue by 63% during the period. Insurance commission expense as a percentage of insurance premium earned decreased from 25% to 22% between the two periods due to decreased contingent commission expense resulting from rising insured loss rates. In certain cases, commissions paid to agents are contingent on the loss experience such that higher than expected losses result in a reduction in commissions paid.

Bad debt expense increased during the period primarily due to growth and seasoning of the servicing portfolio. Bad debt expense consists primarily of losses arising from unreimbursed servicing advances, credit losses arising from repurchased or indemnified loans, and credit losses arising from defaulted VA-guaranteed loans. (See the “Credit Risk” section for further discussion.)

Professional fees increased modestly during the period primarily due to higher costs arising from the Company’s growth and diversification efforts.

Travel and entertainment expenses increased 49% quarter over quarter primarily due to efforts to promote increased loan production as well as to manage a growing and increasingly dispersed organization. Data processing expenses increased quarter over quarter also due to increases in loan production activity as well as support of expansion in Countrywide’s global operations activities. Insurance, taxes, licenses and other expense on a combined basis were basically unchanged quarter over quarter.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended August 31, 2001

CONSOLIDATED EARNINGS PERFORMANCE

The Company’s diluted earnings per share for the nine months ended September 30, 2002 was $4.55, a 49% increase over diluted earnings per share for the nine months ended August 31, 2001. Net earnings increased 56% from the nine months ended August 31, 2001. This earnings performance was driven principally by the record level of mortgage loans produced by the Company—$149.8 billion—as compared to $84.6 billion for the year-ago period.

During the first nine months of 2002, total mortgage originations were estimated at $1.7 trillion. The continuing demand for mortgages created not only record volumes but also high production margins. The combination of record volumes and high margins increased loan production pre-tax earnings to $1.5 billion for the nine months, an increase of 184% or $967.7 million from the year-ago period.

The Company continued to increase the number of sales and processing staff in its loan production divisions to accommodate the growth in demand. As volumes moderate, the incremental processing staff (consisting largely of temporary employees) will be reduced. However, the Company plans to continue building its sales staff despite any potential drop in loan origination volume as a primary means to grow loan market share.

The Company continued to experience significant runoff from its servicing portfolio during the nine months ended September 30, 2002. This, along with the expectation of continued higher-than-normal runoff at quarter-end due to historically low mortgage rates, resulted in significant amortization and impairment of the Company's MSRs and other retained interests for the nine months ended September 30, 2002. The combined amount of amortization and impairment of MSRs and other retained interests, net of hedge gains, was $900.9 million over the amount recorded for the nine months ended August 31, 2001.

On a combined basis, the Mortgage Banking Segment generated pre-tax earnings of $673.7 million for the nine months ended September 30, 2002, an increase of 46% from the nine months ended August 31, 2001.

The Company’s non-mortgage banking businesses were also significant contributors to the record earnings performance in the most recent period. In particular, the Capital Markets Segment had pre-tax earnings of $132.1 million, up from $64.8 million in the year-ago period. Capital Markets has grown its core franchise significantly over the last five years and is now among the leading firms in its niche, the secondary mortgage market. This segment continued to benefit from robust activity in the secondary mortgage market, as well from the favorable interest rate environment. In total, non-mortgage banking businesses contributed $261.9 million in pre-tax earnings for the nine months ended September 30, 2002 (28% of total pre-tax earnings), up from $136.7 million (23% of total pre-tax earnings) for the year-ago period. Management believes continued growth in the Company’s non-mortgage banking businesses will reduce the variability of its earnings caused by changes in mortgage interest rates.

OPERATING SEGMENT RESULTS

The Company's pre-tax earnings by segment are summarized below:

                                                                                    Nine Months Ended
                                                                 ---------------------------------------------------------

(Dollar amounts in thousands)                                        September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Mortgage Banking:
    Production                                                              $1,494,975                      $527,244
    Servicing                                                                 (866,584)                     (106,178)
    Closing Services                                                            45,274                        40,846
                                                                 ----------------------------  ---------------------------
         Total Mortgage Banking                                                673,665                       461,912
                                                                 ----------------------------  ---------------------------

Diversified Businesses:
    Capital Markets                                                            132,107                        64,783
    Insurance                                                                   77,984                        64,693
    Banking                                                                     47,928                         5,008
    Global Operations                                                             (783)                        1,934
    Other                                                                        4,675                           254
                                                                 --------------------------- ----------------------------
         Total Diversified Businesses                                          261,911                       136,672
                                                                 ----------------------------  ---------------------------

Pre-tax earnings                                                              $935,576                      $598,584
                                                                 ============================  ===========================

MORTGAGE BANKING SEGMENT
The Mortgage Banking Segment is comprised of three sectors: Loan Production, Loan Servicing, and Loan Closing Services.

Loan Production Sector
The Loan Production Sector produces mortgage loans through three separate divisions of the Company’s principal subsidiary, CHL, and through Full Spectrum Lending, Inc.

The following table shows total loan volume by division:

                                                                                     Mortgage Banking
                                                                                     Loan Production
                                                                                    Nine Months Ended*
                                                                 ---------------------------------------------------------

  (Dollar amounts in millions)                                       September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

  Correspondent Lending Division                                                $64,796                       $31,230
  Wholesale Lending Division                                                     43,116                        27,051
  Consumer Markets Division                                                      39,237                        24,919
  Full Spectrum Lending, Inc.                                                     2,340                         1,414
                                                                 ----------------------------  ---------------------------
                                                                               $149,489                       $84,614
                                                                 ============================  ===========================

The continued high demand for mortgages enabled the Loan Production Sector to achieve high revenues and high margins (pre-tax earnings as a percentage of loan volume). Revenues increased as a percentage of loan volume due primarily to higher margins on prime credit quality, first lien mortgages. In addition, high levels of productivity helped keep unit costs low.

The pre-tax margin of the production sector is summarized below.

                                                                      Nine Months Ended
                                   -----------------------------------------------------------------------------------------

  (Dollar amounts in thousands)                September 30, 2002                              August 31, 2001
---------------------------------  --------------------------------------------   ------------------------------------------
                                                              Percent of Loan                              Percent of Loan
                                           Dollars                 Volume                Dollars                Volume
                                   -------------------------  -----------------   -----------------------  -----------------

  Revenues                                   $2,660,017            1.78%                   $1,277,527            1.51%
  Expenses                                    1,165,042            0.78%                      750,283            0.89%
                                   -------------------------  -----------------   -----------------------  -----------------
      Pre-tax earnings                         $1,494,975            1.00%                     $527,244            0.62%
                                   =========================  =================   =======================  =================

The 77% overall increase in loan production volume was driven largely by refinances, although notably purchase-money loans increased 63%. The increase in purchase-money loans is significant as this is the relatively stable growth component of the mortgage market, with annual growth of 9% over the last 10 years. All divisions contributed to the increase in purchase-money loans, with the Correspondent division realizing more of the increase than the Consumer or Wholesale divisions.

The following table summarizes loan production by purpose and by interest rate type:

                                                                                     Mortgage Banking
                                                                                     Loan Production
                                                                                    Nine Months Ended*
                                                                 ---------------------------------------------------------

(Dollar amounts in millions)                                         September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Purchase                                                                        $60,545                       $37,057
Non-purchase                                                                     88,944                        47,557
                                                                 ----------------------------  ---------------------------
                                                                               $149,489                       $84,614
                                                                 ============================  ===========================

Fixed Rate                                                                     $125,571                       $74,894
Adjustable Rate                                                                  23,918                         9,720
                                                                 ----------------------------  ---------------------------
                                                                               $149,489                       $84,614
                                                                 ============================  ===========================

* Does not include Treasury Bank originations totaling $309 million for the nine months ended September 30, 2002.

As shown in the following table, the volume of non-traditional mortgages produced (which is included in the Company’s total volume of loans produced) during the current period increased 63% from the prior year:

                                                                                    Mortgage Banking
                                                                            Non-Traditional Loan Production
                                                                                   Nine Months Ended*
                                                                 ---------------------------------------------------------

(Dollar amounts in millions)                                         September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Home equity                                                                     $7,997                         $4,239
Sub-prime                                                                        6,218                          4,464
                                                                 ----------------------------  ---------------------------
                                                                               $14,215                         $8,703
                                                                 ============================  ===========================

* Does not include Treasury Bank home equity originations totaling $300 million for the nine months ended September 30, 2002.

These non-traditional mortgages carry higher profit margins historically and the demand for such mortgages is believed to be less rate sensitive than the demand for the Company’s traditional mortgage production. Consequently, such mortgages are a key component of the Company’s overall diversification strategy.

The Company successfully retained a significant percentage of the customers who prepaid their mortgages during the period. The overall retention rate for the nine months was 34%, and for retail customers the rate was 38%. Notably, 63% of the Consumer Market Division’s total loan production during the period was sourced from the Company’s servicing portfolio. The high retention rates during the period were due, in part, to the high level of refinancing transactions. The Company has been most successful retaining customers who refinance their existing mortgages in such an environment. During the nine months ended September 30, 2002, 83% of the Consumer Markets Division’s refinance loan volume was from existing mortgage customers. This synergy is a source of value derived from the Company’s MSR investment.

Loan Servicing Sector
The Loan Servicing Sector reflects the performance of the Company’s investments in MSRs and other retained interests and associated hedges, as well as profits from subservicing activities in the United States. The Loan Servicing Sector incorporates a significant processing operation, consisting of approximately 4,800 employees that service the Company’s 3.7 million mortgage customers. How effectively this servicing operation drives down costs and increases ancillary income from the portfolio has a significant impact on the long-term performance of this sector.

The Loan Servicing Sector experienced significant losses during the recent nine month period. This was not unexpected given the increasing level of refinance activity that was driven by mortgage rates that reached forty-year lows. The Company’s MSRs and other retained interests represent the present value of cash flow streams that are closely linked to the expected life of the underlying servicing portfolio. The continued high level of actual and forecasted prepayment activity reduced the life of the servicing portfolio and thus the value of the Company’s related investments, as reflected by the $2.8 billion combined impairment charge and $799.1 million of MSR amortization for the nine months ended September 30, 2002. The servicing hedge generated a gain of $1.8 billion during the period, resulting in amortization and impairment, net of the servicing hedge, of $1.8 billion for the nine month period ended September 30, 2002, an increase of $900.9 million over the nine month period ended August 31, 2001.

Despite the level of prepayments, the Company was able to increase its servicing portfolio to $406.0 billion at September 30, 2002, a 29% increase from August 31, 2001.

Loan Closing Services Sector
The LandSafe companies produced $45.3 million in pre-tax earnings, an 11% increase over the year-ago period, due to growth in mortgage loan production. The number of units processed increased 55% overall with growth in every business unit. Growth in revenues resulting from this increase in activity was partially offset by price reductions and by the discontinuation of LandSafe’s Northern California title operations. During the period, approximately 27% of LandSafe’s revenues was from third parties, as compared to 13% during the period ended August 31, 2001. Management believes that this percentage should continue to rise in the future.

The following table shows the number of units processed during the respective periods:

                                                                                    Nine Months Ended
                                                                 ---------------------------------------------------------

(In thousands)                                                       September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Credit reports                                                                 3,282                        1,912
Automated property valuation services                                          1,570                        1,163
Flood determinations                                                           1,152                          719
Appraisals                                                                       320                          250
Other                                                                             82                           77
                                                                 ----------------------------  ---------------------------
    Total                                                                      6,406                        4,121
                                                                 ============================  ===========================

DIVERSIFIED BUSINESSES

To leverage the Company’s mortgage banking platform, as well as to reduce the variability of earnings caused by changes in mortgage interest rates, the Company has expanded into non-mortgage banking businesses. Pre-tax earnings from these diversified businesses increased $125.2 million, or 92%, in the nine months ended September 30, 2002 over the nine months ended August 31, 2001.

Capital Markets Segment
CCM achieved pre-tax earnings of $132.1 million for the nine months ended September 30, 2002, an increase of $67.3 million, or 104% from the year-ago period. CCM's growth in profitability was driven by the robust secondary mortgage market, high price volatility, and steep yield curve. CSC's total trading volume increased 53% to $1.4 trillion. CCM's revenue increased $113.9 million to $263.7 million, a 76% increase.

The following table shows pre-tax earnings by company.

                                                                                    Nine Months Ended
                                                                 ---------------------------------------------------------

(Dollar amounts in thousands)                                        September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Countrywide Securities Corporation(1)                                          $116,790                      $61,276
Countrywide Asset Management Corporation                                         15,317                        3,507
                                                                 ----------------------------  ---------------------------
                                                                               $132,107                      $64,783
                                                                 ============================  ===========================

(1) Includes CSE.

The following table shows the composition of CCM's trading volume by instrument:

                                                                                    Nine Months Ended
                                                                 ---------------------------------------------------------

(Dollar amounts in millions)                                         September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Mortgage-backed securities                                                   $1,283,811                      $843,438
Government agency debt                                                           55,435                        37,091
Asset-backed securities                                                          38,663                        20,160
Mortgage loans                                                                   22,993                         3,581
Other                                                                             6,236                        14,105
                                                                 ----------------------------  ---------------------------
                                                                             $1,407,138                      $918,375
                                                                 ============================  ===========================

Approximately $65.3 million of CCM's revenues during the current period resulted from its mortgage conduit activities.

Insurance Segment
Segment pre-tax earnings increased 21% over the year-ago period, to $78.0 million, primarily due to growth in Balboa Reinsurance’s pre-tax earnings. Following are the pre-tax earnings by business line:

                                                                                     Nine Months Ended
                                                                 ----------------------------------------------------------
(Dollar amounts in thousands)
                                                                     September 30, 2002               August 31, 2001
---------------------------------------------------------------  ----------------------------   ---------------------------

Carrier Operations
    Balboa Life and Casualty                                                    $13,731                       $22,536
    Balboa Reinsurance Company                                                   62,277                        40,653
                                                                 ----------------------------   ---------------------------
                                                                 ----------------------------   ---------------------------
                                                                                 76,008                        63,189
Agency Operations                                                                 4,784                         2,169
Parent Expenses                                                                  (2,808)                         (665)
                                                                 ----------------------------   ---------------------------
                                                                                $77,984                       $64,693
                                                                 ============================   ===========================

The Company’s Life and Casualty insurance business produced pre-tax earnings of $13.7 million, a decrease of $8.8 million, or 39% from the prior period. The decrease was primarily due to a $7.8 million write-down recorded on the Company’s investment in WorldCom debentures. Insurance premiums earned increased by $124.8 million or 58% over the comparable period in the prior year. However, that increase was offset by increased claims losses and commissions expense, as the overall combined ratio (claims losses, commissions, and expenses, as a percentage of earned premiums) of Balboa Life and Casualty remained consistent at 101% over both periods. During 2002, Balboa’s management discontinued two unprofitable books of business. Management is focused on reducing the combined ratio to below 100% by eliminating unprofitable product lines and managing claims loss ratios on profitable product lines.

The Company’s mortgage reinsurance business produced $62.3 million in pre-tax earnings, a 53% increase over the year-ago period driven by a 48% increase in net earned premiums. The increase in net earned premiums resulted from an increase in the number of policies in force of 28%, coupled with an increase in the ceded premium percentage.

Both the carrier and agency operations showed significant growth in total policies in-force over the year-ago period. Following are the policies in-force for each business line as of the respective dates:

(Amounts in units)                                                    September 30, 2002              August 31, 2001
---------------------------------------------------------------  ------------------------------  --------------------------

Carrier Operations
    Balboa Life and Casualty                                                   2,907,918                     2,238,893
    Balboa Reinsurance Company                                                   395,033                       309,183
                                                                 ------------------------------  --------------------------
                                                                                3,302,951                     2,548,076
                                                                 ==============================  ==========================

Agency Operations                                                                661,808                       544,612
                                                                 ==============================  ==========================

The increase in life and casualty policies is attributable to lender-placed property hazard and voluntary homeowners’ product lines. The growth in voluntary insurance was achieved through sales to the Company’s mortgage customer base through Countrywide Insurance Services, Inc., as well as through increased third-party business.

The Banking Segment
commenced operations in calendar 2001. The segment achieved pre-tax earnings of $47.9 million for the nine months ended September 30, 2002. Following is the composition of pre-tax earnings by company.

                                                                                    Nine Months Ended
                                                                 ---------------------------------------------------------

(Dollar amounts in thousands)                                        September 30, 2002              August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Treasury Bank ("Bank")                                                          $33,361                      ($2,013)
Countrywide Warehouse Lending ("CWL")                                            14,567                        7,021
                                                                 ----------------------------  ---------------------------
                                                                                $47,928                       $5,008
                                                                 ============================  ===========================

The Bank was acquired in May 2001. The Bank produced pre-tax earnings of $33.4 million for the nine months ended September 30, 2002, due to an increase in average earning assets and to profits from providing document custodian services for the Mortgage Banking operation. Average earning assets increased to $2.9 billion for the nine month period ended September 30, 2002, an increase of $2.3 billion from the prior period. Asset growth was funded primarily by the transfer of mortgagor and investor impound accounts controlled by CHL from third party banks to the Bank, a capital contribution from Countrywide Financial Corporation, Federal Home Loan Bank advances, and growth in the Bank’s retail deposit base.

CWL’s pre-tax earnings increased by $7.5 million during the nine months ended September 30, 2002 compared to the nine month period ended August 31, 2001 due to growth in outstanding warehouse advances. For the nine month period ended September 30, 2002, average secured loans outstanding were $1.0 billion, an increase of $474 million from the year-ago period.

Global Operations Segment
The segment incurred a pre-tax loss of $0.8 million during the nine months ended September 30, 2002, compared to pre-tax earnings of $1.9 million in the year-ago period. Results in the current period were negatively impacted by a retroactive adjustment to a cost sharing agreement between Countrywide’s business segments.

Management believes Global Operations will be successful in attracting significant additional third-party business in 2002. Longer term, Management believes it will expand its international operations beyond the United Kingdom. Management believes the Company’s advanced mortgage technology and expertise create an opportunity in developing mortgage markets around the globe.

DETAILED DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS

Loan origination fee revenue increased in the nine months ended September 30, 2002 as compared to the nine months ended August 31, 2001 due to increased loan production, partially offset by the effects of the change in production channel mix. The Consumer Markets and Wholesale Lending Divisions (which, due to their higher cost structure, charge higher origination fees per dollar loaned) comprised 55% of total production in the nine months ended September 30, 2002 as compared to 61% in the nine months ended August 31, 2001.

Gain on sale of loans and securities is summarized below for the nine months ended September 30, 2002 and August 31, 2001:

                                                                                       Nine Months Ended
                                                                  September 30, 2002                          August 31, 2001
-----------------------------------------------------  -----------------------------------------  ----------------------------------------
                                                                                Percentage of                             Percentage of
----------------------------------------------------         Dollars             Loans Sold             Dollars            Loans Sold
(Dollar amounts in thousands)
-----------------------------------------------------  --------------------  -------------------  ----------------------------------------

Mortgage Banking:
    Prime credit quality, first lien mortgages              $   997,104              0.73%               $318,913             0.42%
    Sub-prime mortgages                                         256,289              3.89%                198,957             4.63%
    Home equity mortgages                                       181,276              3.01%                 81,614             3.50%
                                                       --------------------  -------------------  -------------------  -------------------
                                                              1,434,669              0.97%                599,484             0.73%
Capital Markets                                                   2,344                                    86,537
                                                       --------------------                       -------------------
                                                             $1,437,013                                  $686,021
                                                       ====================                       ===================

Gain on sale of loans and securities increased in the nine months ended September 30, 2002 as compared to the nine months ended August 31, 2001 due to increased production and sales volume and margins on prime credit quality, first lien mortgages. In addition, increased production and sales of sub-prime and home equity loans contributed to the increase in gain on sale of loans. The increases in the Mortgage Banking gain on sale of loans and securities during the nine months ended September 30, 2002 were partially offset by reduced trading gains in Capital Markets. Trading gains in Capital Markets declined primarily due to the impact of the steepening yield curve on the forward MBS prices. This decline in trading profits was more-than offset by increased net interest income earned during the time the Company held the securities.

In general, loan origination fee revenue and gain on sale of loans and securities are affected by numerous factors, including the volume and mix of loans sold, production channel mix, the level of price competition, and the slope of the yield curve.

Net interest income is summarized below for the nine months ended September 30, 2002 and August 31, 2001.

                                                                                      Nine Months Ended

--------------------------------------------------------------       September 30, 2002              August 31, 2001
(Dollar amounts in thousands)
---------------------------------------------------------------  ----------------------------  ----------------------------

Net interest income:
    Mortgage loan and securities held for sale                                 $402,278                        $145,153
    Capital Markets                                                             251,917                          60,589
    Interest expense related to Servicing Sector                               (172,295)                       (247,601)
    Banking Segment                                                              57,527                           9,014
    Insurance Segment investments                                                21,899                          19,447
    Custodial balances                                                           (1,747)                        151,675
    Other                                                                         4,765                           2,205
                                                                 ----------------------------  ----------------------------
    Net interest income                                                        $564,344                        $140,482
                                                                 ============================  ============================

The increase in net interest income from the mortgage loan and securities held for sale was primarily attributable to increased mortgage production combined with an increase in the overall net earnings rate during the nine months ended September 30, 2002. The increased net earnings rate is due to the steepening yield curve. The Company finances the major portion of its mortgage loans and securities held for sale at prevailing short term borrowing rates, which declined relative to the rate earned on the loans and securities when compared to the year-ago period.

The increase in net interest earned from Capital Markets is attributable to an increase in volume of securities traded and securities financed for others coupled with an increase in the net earnings rate.

Interest expense in the Loan Servicing Sector decreased primarily due to a decline in short-term rates (a portion of the Company’s long-term debt is variable rate), partially offset by an increase in the assets financed.

The increase in net interest income from the Banking Segment was primarily attributable to year-over-year asset growth both in Treasury Bank and in the Company’s warehouse lending activities.

Interest earned on custodial balances decreased due to the decline in short term rates which reduced the interest earned, partially offset by increased average custodial balances resulting from a larger portfolio and higher loan payoff activities. Custodial balance earnings were further impacted by the general requirement to pass through interest on paid-off loans at the underlying security rates.

The Company recorded significant MSR amortization and impairment of retained interests in the nine months ended September 30, 2002. The primary factors affecting the amount of amortization and impairment of MSRs and other retained interests are the level of prepayments during the period and the change, if any, in estimated future prepayments. The Company’s Servicing Hedge is intended to reduce the variability of reported earnings caused by changes in the value of the Company’s investment in MSRs and other retained interests that generally result from changes in interest rates. Impairment of retained interests and Servicing Hedge gains (losses) are summarized below for the nine months ended September 30, 2002 and August 31, 2001.

                                                                                             Nine Months Ended
                                                                          ---------------------------------------------------------

(Dollar amounts in thousands)                                                September 30, 2002              August 31, 2001
-----------------------------------------------------------------------  ----------------------------  ---------------------------

Impairment of retained interests:
    MSRs
        Temporary (credited to impairment reserves)                                  $1,529,369                     $464,512
        Permanent (reduced cost-basis of MSRs)                                        1,204,989                            -
        Reduction of MSR cost basis through application       of
        hedge accounting:
           Hedge gains applied                                                                -                      665,440
           Change in fair value attributable to hedged risk                                   -                      234,485
                                                                         ----------------------------  ---------------------------
                                                                                               -                      899,925
                                                                         ----------------------------  ---------------------------
         Total impairment of MSRs                                                      2,734,358                    1,364,437
    Other retained interests (permanent)                                                 86,191                      118,490
                                                                         ----------------------------  ---------------------------
                                                                                      $2,820,549                   $1,482,927
                                                                         ============================  ===========================
 Servicing hedge gains:
    Hedge gains  recorded through earnings                                           $1,757,072                  $   479,030
    Hedge gains applied to MSR basis                                                          -                      665,440
                                                                         ----------------------------  ---------------------------

                                                                                     $1,757,072                   $1,144,470
                                                                         ============================  ===========================

The increase in net insurance premiums earned is primarily due to an increase in policies in force combined with an overall rise in reinsurance premium rates.

The increase in commission fees and other revenue is primarily due to the increase in origination volume in comparison to the year-ago period, combined with an increase in the Company’s diversification activities.

Salaries and related expenses are summarized below for the nine months ended September 30, 2002 and August 31, 2001:

                                                               Nine Months Ended September 30, 2002
                                     -----------------------------------------------------------------------------------------
                                          Mortgage              Diversified             Corporate
(Dollar amounts in thousands)              Banking              Businesses           Administration             Total
-----------------------------------  --------------------  ---------------------  --------------------   ---------------------

Base Salaries                                $413,895               $128,073              $116,698                $658,666

Incentive Bonus                               379,806                 88,236                40,242                 508,284

Payroll Taxes and Benefits                    100,611                 23,930                35,651                 160,192
                                     --------------------  ---------------------  --------------------   ---------------------

Total Salaries and Related
    Expenses                                 $894,312               $240,239              $192,591              $1,327,142
                                     ====================  =====================  ====================   =====================

Average Number of Employees,
    Including Temporary Workers                16,483                  3,617                2,534                   22,634
                                     ====================  =====================  ====================   =====================

                                                                Nine Months Ended August 31, 2001
                                     -----------------------------------------------------------------------------------------
                                          Mortgage              Diversified             Corporate
(Dollar amounts in thousands)              Banking              Businesses           Administration             Total
-----------------------------------  --------------------  ---------------------  --------------------   ---------------------

Base Salaries                                $296,334                $66,110               $91,122               $453,566

Incentive Bonus                               192,665                 49,384                19,346                261,395

Payroll Taxes and Benefits                     61,800                 10,254                20,826                 92,880
                                     --------------------  ---------------------  --------------------   ---------------------
Total Salaries and Related                   $550,799               $125,748              $131,294               $807,841
    Expenses
                                     ====================  =====================  ====================   =====================

Average Number of Employees,
    Including Temporary Workers                10,976                  1,674                 1,869                 14,519
                                     ====================  =====================  ====================   =====================

Compensation expense increased $519.3 million, or 64%, during the nine months ended September 30, 2002 as compared to the nine months ended August 31, 2001.

Compensation expense in the Mortgage Banking segment increased due to growth both in the level of production activity and in the size of the loan servicing portfolio. In the production sector, compensation expense increased 70% (salaries increased by 41% and incentive bonuses increased 98%) as a result of a 61% increase in employees to support a 77% increase in loan production. The relative increase in incentive bonuses reflects a shift towards a more incentive-base compensation structure within the production sector. In the loan servicing sector, compensation expense increased 39% as a result of increased staff of 33% to support the 29% increase in the loan servicing portfolio and a 51% increase in payoff activity.

Compensation expense increased as a result of growth in all of the segments comprising the diversified businesses reflecting their growth.

In the Insurance Segment, compensation expense increased by a combined $25.8 million, or 59%, as a result of a 51% increase in employees to support the increase in written premiums along with increased staff to support the Insurance Segment’s third-party insurance tracking operation.

Banking compensation expense increased by $16.2 million from the prior period’s start-up level of operations to accommodate the growth of the Bank’s operations, including its labor-intensive document custodian business line.

In the Capital Markets Segment, incentive bonuses increased $35.2 million, reflecting the growth in revenues of $113.9 million.

Compensation expense in the Global segment increased by $29.2 million due to an increase in the Company’s ownership interest in GHL in July 2001 and the resulting change from the equity method of accounting to consolidating all of Global’s accounts, including compensation, into the Company’s accounts.

Compensation expense for Corporate Administration increased $61.3 million, a 47% increase, in the nine months ended September 30, 2002 as compared to the nine months ended August 31, 2001 as a result of an increase in employees of 36% and increased incentive bonuses resulting primarily from the Company's overall profitability.

Occupancy and other office expenses for the nine months ended September 30, 2002 increased primarily to accommodate personnel growth in the Loan Production Sector which accounted for two-thirds of the increased expense, and to a lesser extent, to accommodate personnel growth in the Diversified Businesses which accounted for the remaining increase in the category.

Insurance net losses are attributable to claims in the Insurance Segment. Combined insurance losses were $186.4 million, or 47% of net insurance premiums earned for the nine months ended September 30, 2002, as compared to $101.0 million or 40% of net insurance premiums earned for the nine months ended August 31, 2001. The loss ratio of Balboa Life and Casualty (including allocated loss adjustment expenses) increased from 46.5% for the nine months ended August 31, 2001 to 53.8% for the nine months ended September 30, 2002. The increase in loss ratio is primarily due to growth in Balboa’s voluntary homeowners business (which is generally subject to higher loss rates in relation to net insurance premiums than similar lender placed insurance) and higher than anticipated losses in two since-discontinued books of business. The higher loss rate on voluntary homeowners business is partially offset by the lower commission rates paid by the insurer to its brokers. In general, the level of losses recognized in any period is dependent on many factors, a primary cause being the occurrence of natural disasters.

Other operating expenses for the nine months ended September 30, 2002 and August 31, 2001 are summarized below:

                                                                                    Nine Months Ended
                                                                 ---------------------------------------------------------

(Dollar amounts in thousands)                                        September 30, 2002             August 31, 2001
---------------------------------------------------------------  ----------------------------  ---------------------------

Insurance commission expense                                                  $  90,162                    $  62,945
Bad debt expense                                                                 55,537                       24,450
Professional fees                                                                50,388                       49,492
Travel and entertainment                                                         31,698                       18,345
Data processing                                                                  23,806                       11,367
Insurance                                                                        11,287                        9,363
Taxes and licenses                                                                8,792                        6,656
Other                                                                            30,825                       29,407
                                                                 ----------------------------  ---------------------------
                                                                                $302,495                     $212,025
                                                                 ============================  ===========================

During the nine months ended September 30, 2002, insurance commission expense increased 43% from the year-ago period due to Balboa Life and Casualty increasing its premium revenue by 58%. Insurance commission expense as a percentage of insurance premium earned decreased from 25% to 23% between the two periods due to decreased contingent commissions accruing to insurance brokers arising from higher-than anticipated insured losses arising from the policies subject to the contingent commission arrangements.

Bad debt expense increased during the period primarily due to growth and seasoning of the servicing portfolio. Bad debt expense consists primarily of losses during the period arising from unreimbursed servicing advances, credit losses arising from repurchased or indemnified loans, and credit losses arising from defaulted VA-guaranteed loans (see the “Credit Risk” section for further discussion).

Travel and entertainment expenses increased period over period due to business development efforts aimed at promoting increased loan production as well as to manage a growing and increasingly dispersed organization. Data processing expenses increased period over period due to efforts to accommodate the increase in loan production activity as well as to support increased expansion in Countrywide’s global operations activities. Insurance, taxes and licenses and other expense on a combined basis were moderately higher quarter over quarter.

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

Home equity and sub-prime loans are either sold on a whole-loan basis or in the form of securities backed by pools of these loans. When the Company securitizes these loans, either the Company obtains an agency guarantee of timely and full payment of principal and interest, for which it pays a fee, or retains credit risk through retention of a subordinated interest or through a corporate guarantee of losses up to a negotiated maximum amount, subject to applicable purchased private mortgage pool insurance.

The Company’s related exposure to credit losses as of September 30, 2002 is limited to the carrying value of its subordinated interests ($716.0 million at September 30, 2002), and to the contractual limit of reimbursable losses under its corporate guarantees ($243.5 million) less recorded reserves for such guarantees ($128.7 million). The carrying value of the subordinated interests includes, as a reduction in the anticipated cash flow, an estimate of credit losses accruing to the subordinated interest. Management believes that the losses embedded in the subordinated interests and the liability recorded related to the corporate guarantees are adequate to cover anticipated credit losses.

The following table summarizes the credit losses incurred for the nine months ended September 30, 2002 and August 31, 2001.

                                                                                     Nine Months Ended
                                                                 ----------------------------------------------------------

              (Dollar amounts in thousands)                           September 30, 2002             August 31, 2001
---------------------------------------------------------------  -----------------------------  ---------------------------

   Sub-prime securitizations with retained residual interest                   $39,955                        $22,699
   Sub-prime securitizations with mortgage insurance and
     limited corporate guarantee                                                12,629                          1,136
   Repurchased or indemnified loans                                              9,834                          8,791
   Home equity securitizations with retained residual interest                   6,321                          4,178
   VA losses in excess of  VA guarantee                                          2,444                          2,818
                                                                 -----------------------------  ---------------------------
                                                                               $71,183                        $39,622
                                                                 =============================  ===========================

The Company provides mortgage reinsurance contracts to several primary mortgage insurance companies. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a pool of loans, subject to a cap, in exchange for a portion of the pools’ mortgage insurance premium. Approximately $48.6 billion of conventional loans in the Company’s servicing portfolio are covered by such mortgage reinsurance contracts. Management believes it has adequate reserves in place to cover anticipated losses. The maximum exposure under these insurance contracts is limited by contract to the trust assets held by Balboa Reinsurance Company. At September 30, 2002, the total assets held in trust were $242.5 million.

At September 30, 2002, mortgage loans held for sale amounted to $7.4 billion. While the loans are in inventory, the Company bears credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

The Company also holds a portfolio of mortgage warehouse advances and mortgage loans for investment in its Banking Segment, which amounted to $2.9 billion at September 30, 2002. Management believes the allowance for loan losses related to these loans is adequate at September 30, 2002.

LOAN SERVICING

The following table sets forth certain information regarding the Company’s servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, for the periods indicated.

                                                                            Nine Months Ended
                                                         --------------------------------------------------------
(Dollar amounts in millions)                                 September 30, 2002            August 31, 2001
-------------------------------------------------------  ---------------------------  ---------------------------

Summary of changes in the servicing portfolio:
Beginning owned servicing portfolio                                 $327,541                    $272,402
Add:  Loan production                                                149,798                      84,614
             Bulk servicing acquired                                   3,086                       5,696
Less:
             Runoff (1)                                              (85,445)                    (57,655)
                                                         ---------------------------  ---------------------------
Owned servicing portfolio                                            394,980                     305,057

Subservicing portfolio                                                11,031                       9,086
                                                         ---------------------------  ---------------------------

             Total portfolio                                        $406,011                    $314,143
                                                         ===========================  ===========================

-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

                                                             September 30, 2002            August 31, 2001
                                                         ---------------------------  ---------------------------
Composition of owned servicing portfolio at period end:
    Conventional mortgage loans                                         $297,005                  $215,207
    FHA-insured mortgage loans                                            46,158                    46,515
    VA-guaranteed mortgage loans                                          15,447                    16,003
    Sub-prime loans                                                       21,640                    16,585
    Home equity loans                                                     14,730                    10,747
                                                         ---------------------------  ---------------------------
             Total owned servicing portfolio                            $394,980                  $305,057
                                                         ===========================  ===========================

Delinquent mortgage loans (2):
    30 days                                                                2.65%                    2.61%
    60 days                                                                0.86%                    0.83%
    90 days or more                                                        1.13%                    1.13%
                                                         ---------------------------  ---------------------------
             Total delinquent mortgage loans                               4.64%                    4.57%
                                                         ===========================  ===========================

Loans pending foreclosure (2)                                              0.54%                    0.60%
                                                         ===========================  ===========================

Delinquent mortgage loans (2):
     Conventional                                                          2.25%                    2.01%
     Government                                                           12.39%                   10.15%
     Sub-prime                                                            13.08%                   11.78%
     Home equity                                                           0.76%                    0.85%
                                                         ---------------------------  ---------------------------
             Total delinquent mortgage loans                               4.64%                    4.57%
                                                         ===========================  ===========================

Loans pending foreclosure (2):
     Conventional                                                          0.22%                    0.23%
     Government                                                            1.08%                    1.10%
     Sub-prime                                                             2.99%                    2.58%
     Home equity                                                           0.05%                    0.06%
                                                         ---------------------------  ---------------------------
             Total loans pending foreclosure                               0.54%                    0.60%
                                                         ===========================  ===========================

(1)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modifications, sale, condemnation or foreclosure).
(2)	Expressed as a percentage of the total number of loans serviced excluding subserviced loans and portfolios purchased at a discount due to their non-performing status.

Delinquency in the Company’s sub-prime and government servicing portfolios has increased in part due to the seasoning (aging) of the servicing portfolios. Mortgage loan delinquency generally fluctuates in a seasonal manner, ramping upward during the later part of the year. Therefore, higher delinquencies at September 2002 than at August 2001 are consistent with management’s expectations. Management believes that the delinquency rates presented are consistent with industry experience for similar loan portfolios.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2002, the Company’s growth primarily in its loan origination, banking and capital markets activities has significantly increased the Company’s overall financing requirements. In response, the Company has obtained an additional $3.7 billion in committed secured lines of credit and an additional $2.3 billion in uncommitted secured lines of credit. Management also expects to secure an additional $3.7 billion of committed secured financing during the month of November 2002. Management believes the Company has adequate financing capacity to meet its anticipated short term needs.

Cash Flow
Cash flow provided by operating activities was $2.8 billion for the nine months ended September 30, 2002 compared to net cash used in operating activities of $4.0 billion for the nine months ended August 31, 2001. Cash flow from operations for the nine months ended September 30, 2002 was due primarily to a $2.9 million net reduction in mortgage loans held for sale.

Net cash used in investing activities was $8.7 billion for the nine months ended September 30, 2002, compared to $3.8 billion for the nine months ended August 31, 2001. Cash flow used in investing activities was primarily attributable to a $5.0 billion net increase in available-for-sale securities and a $2.7 billion addition to mortgage servicing rights.

Net cash provided by financing activities for the nine months ended September 30, 2002 totaled $5.9 billion, compared to $8.0 billion for the nine months ended August 31, 2001. Cash provided by financing activities for the nine months ended September 30, 2002 was due to a $1.4 billion net increase in long-term debt, a $2.4 billion increase in bank deposit liabilities and a $2.0 billion increase in short-term borrowings.

Prospective Trends

Mortgage Originations
Total United States mortgage originations were estimated at approximately $2 trillion for 2001. Estimates place the market at $1.7 trillion during the nine months ended September 30, 2002. Last year’s record level of mortgage originations will likely be exceeded in 2002. Current market forecasts for 2003 range from $1.8 trillion to $2.0 trillion. Refinances, which in the nine months ended represented over 60% of mortgage originations, are expected over the long term to represent 15% to 20% of total mortgage originations. Over the long term, management expects the originations market to grow steadily, although at a lower absolute level, propelled by growth in the housing market.

The long-term consolidation trend in the residential mortgage industry continued in the first nine months of 2002. According to the trade publication, Inside Mortgage Finance, the top thirty originators produced 81% of all loans originated during the first nine months of calendar 2002, as compared to 67% for the first nine months of calendar 2001. Following is a year-over-year comparison of market share for the top five originators, according to Inside Mortgage Finance:

                                                Nine Months Ended               Nine Months Ended
                                               September 30, 2002               September 30, 2001
  Institution
                                             ------------------------         -----------------------
Wells Fargo Home Mortgage                               13.4%                            8.7%
Washington Mutual                                       12.3%                            8.3%
Countrywide                                              9.1%                            6.1%
Chase Home Finance                                       5.7%                            9.2%
ABN Amro Mortgage Group                                  4.7%                            3.7%
                                             ------------------------         -----------------------
                                                        45.2%                           36.0%
                                             ========================         =======================

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Committed Pipeline and Mortgage Inventory

The Company’s loan production consists primarily of fixed rate mortgages. Fixed rate mortgages, like other fixed rate debt instruments, are subject to a loss in value when market interest rates rise. The Company is exposed to such losses from the time a rate and point commitment is made to an applicant (or financial intermediary) to the time the related mortgage loan is sold. To manage this risk of loss, the Company enters into hedging transactions using derivatives; primarily forward sales of MBS and options to buy and sell MBS.

The Company ensures that substantially all of its fixed rate Mortgage Loan Inventory is covered at all times by net forward sales of MBS. (The net forward sales may be comprised of forward sales of MBS partially offset by forward purchases of MBS.) The Company reviews its Mortgage Loan Inventory risk profile on a daily basis.

The hedge of the Committed Pipeline is complicated by the fact that the ultimate percentage of applications that close is variable. The primary factor that drives the variability of the closing percentage is changes in mortgage rates. In general, the percentage of applications in the Committed Pipeline that ultimately close at the originally agreed-upon terms increases if mortgage rates rise, and decreases if mortgage rates fall (this is due primarily to the relative attractiveness, or unattractiveness, of current mortgage rates compared to the applicants’ committed rate). The closing percentage is also influenced by the source of the applications, age of the applications, purpose for the loans (purchase or refinance), and the application approval rate. The Company has developed closing ratio estimates (“Fallout Curves”) for the Committed Pipeline using its empirical data taking into account all of these variables. The Fallout Curves also take into account renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The Fallout Curves are revised periodically using the most current empirical data.

To hedge the interest rate risk associated with the Committed Pipeline, the Company uses a combination of net forward sales of MBS and put and call options on MBS (and occasionally options on Treasury futures). As a general rule, the Company enters into forward sales of MBS in an amount equal to the portion of the Committed Pipeline expected to close, assuming no change in mortgage rates. The Company acquires put and call options to protect against the variability of loan closings caused by changes in mortgage rates, utilizing the current Fallout Curves to determine the amount of optional coverage required. The Company reviews its Committed Pipeline risk profile on a daily basis.

The Company uses the following derivative instruments in its hedge of the Committed Pipeline and Mortgage Loan Inventory.

  Forward Sales of MBS: represents an obligation to sell a MBS at a specific price in the future; therefore, its value increases as mortgage rates rise.
  Forward Purchases of MBS: represents an obligation to buy a MBS at a specific price in the future; therefore, its value increases as mortgage rates fall.
  Long Call Options on MBS: represents a right to buy a MBS at a specific price in the future; therefore, its value increases as mortgage rates fall.
  Long Put Options on MBS: represents a right to sell a MBS at a specific price in the future; therefore, its value increases as mortgage rates rise.
  Long Call Options on Treasury Futures: represents a right to acquire a Treasury futures contract at a specific price in the future; therefore, its value increases as the benchmark Treasury rate falls.
  Long Put Options on Treasury Futures: represents a right to sell a Treasury futures contract at a specific price in the future; therefore, its value increases as the benchmark Treasury rate rises.

Mortgage Servicing Rights (MSRs) and Other Retained Interests

The MSRs and other retained interests are subject to loss in value when market interest rates decline. The Company’s MSRs and other retained interests represent the present value of cash flow streams that are closely linked to the expected life of the underlying servicing portfolio. Declining interest rates generally precipitate increased consumer refinancing activity. Increased refinancing activity reduces the life of the loans underlying the MSRs and other retained interests, thereby reducing their value. Reductions in the value of these assets impact earnings through impairment charges. To moderate the effect on earnings of impairment, the Company maintains a portfolio of financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline (the “Servicing Hedge”).

The Company currently uses the following financial instruments in its Servicing Hedge.

  Interest Rate Floors: represents a right to receive cash if a reference interest rate falls below a contractual strike rate; therefore, its value increases as reference interest rates fall. The reference interest rates used in the Company’s interest rate floors include mortgage rates, Treasury rates, USD LIBOR.
  Long Call Options on Treasury futures: represents a right to acquire a Treasury futures contract at a specific price in the future; therefore, its value increases as the benchmark Treasury rate falls.
  Long Put Options on Treasury futures: represents a right to sell a Treasury future at a specific price in the future; therefore, its value increases as the benchmark Treasury rate rises.
  Long Put Options on Eurodollar futures: represents a right to sell an Eurodollar future at a specific price in the future; therefore, its value increases as the benchmark Eurodollar rate rises.
  Long Call Options on MBS: represents a right to buy an MBS at a specific price in the future; therefore, its value increases as mortgage rates fall.
  Interest Rate Swaps: represents a mutual agreement to exchange interest rate payments; one party paying a fixed rate and another paying a floating rate tied to a reference interest rate (e.g., USD LIBOR). For use in the Servicing Hedge, the Company generally receives fixed and pays floating; therefore, these contracts generally increase in value as rates fall.
  Swaptions: represents a right to enter into a predetermined interest rate swap at a future date. For use in the Servicing Hedge, the Company generally has the right to receive fixed and pay floating upon exercise of its right; therefore, these contracts generally increase in value as rates fall.
  Principal-Only Securities: consist of mortgage trust principal-only securities and Treasury principal-only securities (“Strips”). These securities have been purchased at discounts to their par value. As interest rates decrease, the values of these securities generally increase.

The Company reviews its retained interests risk profile on a daily basis. These instruments are used in tandem to manage the overall risk profile of the MSRs and other retained interests.

Trading Activities

In connection with its Capital Markets activities, the Company maintains a portfolio of fixed income trading securities, primarily MBS. The Company is exposed to price changes in its trading portfolio arising from interest rate changes during the period it holds the securities. To manage this risk, the Company enters into hedging transactions using the following financial instruments to hedge its trading portfolio:

  Forward Sales of To-Be Announced (“TBA”) MBS: represents an obligation to sell a MBS backed by a pool of loans with specified terms with a certain coupon and principal balance that has not yet been issued at a specific price in the future; therefore, its value increases as mortgage rates rise.
  Forward Purchases of TBA MBS: represents an obligation to purchase agency pass-through MBS that have not yet been issued at a specific price at a specific date in the future. The value of TBA mortgage pass-through securities increases as mortgage rates fall. Forward purchases of TBA securities for hedging purposes are generally executed as a means of refining the hedge position.

  Short Sales of US Treasury Securities: represents a sale of securities that are not owned by the Company. To settle the sale, identical or equivalent securities must be purchased or borrowed. The value of these contracts rise when associated Treasury rates rise.
  Forward Sale of US Treasury Securities: represents standardized exchange-traded agreements to sell a specific quantity of US Treasury securities for a specific price at a specific date in the future. The value of forward sales contracts increases when interest rates rise.
  Fed Funds and Eurodollar interest rate Futures Contracts: represents standardized exchange-traded contracts, the value of which is tied to spot Fed Funds and Eurodollar rates at specified future dates. The value of these futures contracts increases when Fed Funds and Eurodollar rates rise.
  Interest Rate Swaps: represents a mutual agreement to exchange interest rate payments; one party paying a fixed rate and another paying a floating rate tied to a reference interest rate (e.g. USD Libor). For use in hedging its trading securities, the Company generally receives floating and pays fixed, therefore these transactions generally increase in value as rates rise.
  Total Return Swaps: represents a mutual agreement between counterparties to receive or pay the change in value of a specified index over a specified period of time. The indices referenced in total return swaps used by the Company in its hedging of trading securities generally encompass price changes, coupon interest payments and principal pay-downs of a specified group of securities. In its hedging of trading securities, the Company generally pays the change in the referenced indices if the indices rise and receives the change in the referenced indices if the indices decline; therefore, the value of these swaps generally increase in value as rates rise.

Debt Securities

The Company determines the desired optimal mix of debt (fixed-rate vs. variable-rate) as part of its overall interest rate risk management strategy. Interest rate swaps may be used to cost-effectively achieve the desired mix. Typically the terms of the swap match the terms of the debt resulting in an effective conversion of the debt rate.

Impact of Changes in Interest Rates on the Net Portfolio Value of the Company's Interest Rate - Sensitive Financial Instruments

The Company performs various sensitivity analyses that quantify the net financial impact of changes in interest rates on its interest rate-sensitive assets, liabilities and commitments. These analyses incorporate assumed changes in the interest rate environment including selected hypothetical (instantaneous) parallel shifts in the yield curve.

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

Using the sensitivity analyses described above, as of September 30, 2002, the Company estimates that an immediate 0.50% reduction in interest rates, all else being constant, would result in a $97.3 million after-tax loss related to its MSRs and other financial instruments (there would be no loss related to its trading securities).

Utilizing the sensitivity analyses described above, as of December 31, 2001, the Company estimates that an immediate 0.50% reduction in interest rates, all else being constant, would result in a $165.0 million after-tax loss related to its MSRs and other financial instruments (there would be no loss related to its trading securities).

These sensitivity analyses are limited by the fact that they are performed at a particular point in time, are subject to the accuracy of various assumptions used, including prepayment forecasts, and do not incorporate other factors that would impact the Company’s overall financial performance if such a change in the interest rate environment were to occur. Consequently, the preceding estimate should not be viewed as an earnings forecast.

Foreign Currency Risk

An additional, albeit less significant, market risk facing the Company is foreign currency risk. The Company has issued foreign currency-denominated medium-term notes. The Company manages the foreign currency risk associated with such medium-term notes through currency swap transactions. The terms of the currency swaps effectively translate the foreign currency denominated medium-term notes into United States dollars, thereby eliminating the associated foreign currency risk (subject to the performance of the various counterparties to the currency swaps). As a result, potential changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

         (a)   Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

         (b)   Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

PART II. OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits

+10.65	Fourth Amendment to Countrywide Credit Industries, Inc. Supplemental Executive Retirement Plan.

+10.66	Amended and Restated 2000 Equity Incentive Plan of Countrywide Credit Industries, Inc.

12.1	Computation of the Ratio of Earnings to Fixed Charges

+ Constitutes a management contract or compensatory plan or arrangement.

Reports on Form 8-K

An 8-K was filed on August 14, 2002 attaching the Statements Under Oath of the Principal Executive Officer and the Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings; and

An 8-K filed on September 4, 2002 attaching the Countrywide Securities Corporation Unaudited Statement of Financial Condition for the period ended June 30, 2002; and

An 8-K filed on November 12, 2002, which reported that the Company changed its name from Countrywide Credit Industries, Inc. to Countrywide Financial Corporation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUNTRYWIDE FINANCIAL CORPORATION
(Registrant)

DATE: November 14, 2002	/s/ Stanford L. Kurland Executive Managing Director and Chief Operating Officer

DATE: November 14, 2002	/s/ Thomas K. McLaughlin Senior Managing Director and Chief Financial Officer

COUNTRYWIDE FINANCIAL CORPORATION

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Angelo R. Mozilo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Countrywide Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002

   /s/ Angelo R. Mozilo

Angelo R. Mozilo
Chief Executive Officer

CERTIFICATION

I, Thomas Keith McLaughlin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Countrywide Financial Corporation

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report,

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002

   /s/ Thomas Keith McLaughlin

Thomas Keith McLaughlin
Chief Financial Officer