Form 10-K/A
period 2001-12-31
COUNTRYWIDE FINANCIAL CORP
filed 2003-03-14
CIK 25191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 22, 2002, there were 123,055,047 shares of Countrywide Financial Corporation Common Stock, $0.05 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $5,325,822,434. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

EXPLANATORY NOTE

                This Amendment on Form 10-K/A is being filed in order to amend Items 8 and 14 of Countrywide Financial Corporation’s (formerly know as Countrywide Credit Industries, Inc.) Annual Report on Form 10-K for the transition period ended December 31, 2001 (the “Form 10-K”). The Form 10-K as filed with the Securities and Exchange Commission on March 31, 2002 omitted the signature of the Company’s external auditors. The attached amended opinion includes the appropriate signature.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Countrywide Credit Industries, Inc. and Subsidiaries as of December 31, 2001 and February 28, 2001 and the consolidated results of their operations and their consolidated cash flows for the ten month period ended December 31, 2001 and for each of the two years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedules I and II for the ten month period ended December 31, 2001 and for each of the two years in the period ended February 28, 2001. In our opinion, such schedules present fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

/s/ Grant Thornton LLP

Los Angeles, California
March 7, 2002