Form 10-K
period 2002-12-31
COUNTRYWIDE FINANCIAL CORP
filed 2003-03-28
CIK 25191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[   X   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[       ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8422

COUNTRYWIDE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation) 4500 Park Granada, Calabasas, CA (Address of principal executive offices)	13 - 2641992 (I.R.S. Employer Identification No.) 91302 (Zip Code)

Registrant's telephone number, including area code: (818) 225-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.05 Par Value Preferred Stock Purchase Rights	Name of each exchange on which registered New York Stock Exchange Pacific Stock Exchange New York Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	X	No

As of March 14, 2003, there were 128,384,629 shares of Countrywide Financial Corporation Common Stock, $0.05 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $6,981,556,125. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

PART I

ITEM 1      BUSINESS

Overview

Countrywide Financial Corporation (the “Company,” “Countrywide” or “CFC”) is a holding company, which through its subsidiaries is engaged primarily in the residential mortgage banking business, as well as in other financial services that are in large part related to the residential mortgage market. As described herein, the Company’s activities are grouped into five distinct business segments. Unless the context otherwise requires, references to the “Company,” “CFC” or “Countrywide” herein refer to the Company and its consolidated subsidiaries.

Mortgage Banking Segment. Primarily through its principal subsidiary, Countrywide Home Loans, Inc. (“CHL”), the Company engages in the residential mortgage banking business, which entails the origination, purchase, sale (typically through securitization) and servicing of residential mortgage loans. The residential mortgage loans offered by the Company include prime and subprime credit mortgage loans secured by single- (one-to-four) family residences and prime home equity lines of credit. The Mortgage Banking Segment serves consumers and institutions, nationwide.

Capital Markets Segment. The Company operates an institutional broker-dealer that specializes in the mortgage-backed securities market. The Company’s activities therein consist primarily of trading and underwriting mortgage-backed securities.

Insurance Segment. The Company offers property and casualty insurance (homeowners’ and auto), as well as life and disability insurance, both as an underwriter and as an independent agent. The Company specializes in underwriting lender-placed property and casualty insurance. The Company also provides reinsurance coverage to primary mortgage insurance carriers.

Banking Segment. The Company operates a nationally-chartered bank that primarily invests in residential mortgage loans and prime home equity lines of credit sourced through the Company’s mortgage banking operation. The Company also provides short-term secured (mortgage warehouse) financing to other mortgage lenders.

Global Segment. Through a majority-owned joint venture with the Barclays PLC, the Company offers residential mortgage loan application processing and servicing on behalf of financial institutions in the United Kingdom.

Each of the Company’s five business segments is more fully described in the “Company Segments” section of this Report.

Website Access

The Company has a website located at www.countrywide.com and makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports available, free of charge on the website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Principal Sources of Revenue

The principal sources of revenue from the Company’s various business activities are:

  Gains from the sale of mortgage loans and securities;
  Net interest earned on mortgage loans and securities held for sale, trading and investment;
  Fees and other remuneration earned for servicing mortgage loans;
  Net insurance and reinsurance premiums earned;
  Fees received for providing loan closing services; and
  Gains from derivative instruments and securities used in connection with the Company’s interest rate risk management activities.

Financing of Operations

The Company has significant short-term and long-term financing needs. Principal short-term financing needs arise from the warehousing of mortgage loans pending sale, the trading activities of the Company’s broker-dealer and the Company’s mortgage warehouse lending activity. The Company’s investments in mortgage servicing rights (“MSRs”) and other retained interests, along with the hedging instruments associated with those investments, as well as the investments in mortgage loans and securities held in the Banking Segment, create the primary need for long-term financing. The Company meets its financing needs in a variety of ways, tapping the corporate debt and equity markets, as well as the mortgage and asset-backed securities markets, and increasingly in the future through the deposit-gathering and other financing activities of the Bank.

A key source of financing for the Company is the unsecured public corporate debt market. Typically, the Company accesses this market by issuing commercial paper and medium-term notes. In the past, the Company also has issued subordinated debt, convertible debt and trust-preferred securities.

The Company’s ongoing access to the public debt markets is dependent on a high credit standing. For the last eleven years the Company has consistently maintained solid investment-grade ratings. Countrywide Home Loans, the Company’s primary issuer of public corporate debt, presently has long-term ratings of A/A3/A as rated by Standard & Poor’s, Moody’s Investors Service and Fitch, Inc., respectively.

Among other factors, maintenance of investment-grade ratings requires high levels of liquidity, including access to alternative sources of funding such as committed bank stand-by lines of credit, and a capital structure that makes conservative use of financial leverage.

On February 20, 2003, Fitch placed the Company on “Rating Watch Negative.” This action indicates a potential downgrade by Fitch in the near future of CHL’s short-term and long-term ratings, which currently stand at “F1” and “A”, respectively. Fitch has cited concerns over the Company’s MSRs as the primary reason for this action. In response, Management has scheduled a meeting with Fitch and is preparing additional analysis to assist Fitch in conducting its ratings process. In addition, Management is evaluating other ways to address Fitch’s concerns, including raising additional capital. See the “Managements Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” section of this Report for additional discussion.

The Company uses short-term repurchase agreements as a means of financing mortgage loans and securities pending sale, as well as the securities trading portfolio of the Company’s securities broker-dealer. The Company also sells certain of its mortgage loans pending securitization, as well as certain mortgage loans repurchased from securities pending liquidation, to multi-seller asset-backed commercial paper conduits.

The Company's primary source of equity capital is retained earnings. In addition, the Company has outstanding $500 million in trust-preferred securities that receive varying degrees of “equity treatment” from rating agencies, bank lenders and regulators. The Company currently has a $2.0 billion deferred tax liability that would offset a portion of any potential loss in value of the Company’s MSRs and which, to that extent, can be viewed as equity capital. From time to time, the Company issues common stock as a means of supplementing its capital base and to support its growth.

Use of Information Technology

The Company uses information technology, much of it proprietary, to provide a high level of service to its customers and to maximize the efficiency of its operations. The Company believes that the implementation of highly integrated systems into its lines of business has contributed to the Company’s success in the rapid deployment of new products and initiatives. The Company believes its constantly evolving technology is a key, long-term, competitive advantage.

Management believes that technology plays an integral role in maintaining the Company’s productivity and efficiency. These technologies include data warehousing, artificial intelligence, business rules engines, advanced messaging, collaborative computing systems, interactive voice response systems, Internet technologies, call management systems and relationship management.

Currently, the Company uses the Internet as an efficient source of information for existing and potential customers and as a means of facilitating transactions with its business partners. Though focused primarily on the consumer, the Company’s Website, www.countrywide.com, also includes information about the Company and access to Investor Relations information. It also provides links to the appropriate site for potential and current customers and business partners.

Networking
The Company has built a high-speed, highly scalable networking infrastructure to meet the needs of the various business units. With changes in the financial markets, the Company must be able to expand and contract bandwidth and connectivity requirements quickly. To accomplish this, the Company maintains three primary data centers that are connected via high-speed, high-bandwidth data circuits. These data centers service 21 large corporate facilities and the more than 800 branches. The Internet connectivity and web farm hosting is geographically dispersed between the data centers in California and Texas.

Voice Network Systems
The Company utilizes many of the leading voice infrastructure technologies available today in the marketplace from leading vendors and suppliers. These technologies include call center solutions that combine call centers with integrated voice response self-service applications. These automated applications satisfy up to 40% of monthly customer contacts. The Company’s Smart Call Routing applications further assist in providing efficient customer service by anticipating frequently asked questions.

Messaging Infrastructure
The Company utilizes proprietary and vendor technologies to transport data throughout its complex network. eLink, a proprietary application, transports all branch loan data (i.e., credit reports, CLUES reports, flood certificates) from the branches to the corporate server systems.

The Company uses message routing and workflow technologies to provide content routing and workflow and to refine data for some of the Company’s internal business applications. These technologies are leveraged by the Loan Servicing Sector for applications like Dynamic Data Interchange where data is cleansed of possible human error, such as misspelled city names or incorrect ZIP codes.

Relationship Management
The Company’s relationship management initiative utilizes a combination of internally developed tools, together with Microsoft and Siebel web-based tools, to create a platform for managing all relationships. The Company’s goal is to provide customers, business partners and employees with online access to all of the available tools, resources and information they need through a web portal.

countrywide.com
The first implementation of Customer Relationship Management occurred with the launch of the new www.countrywide.com financial portal website. The portal was designed not only to showcase the Company’s diverse offerings, but to provide customers with access to detailed account information. This portal enhances the customer experience by providing customers with account aggregation features.

CWInsider.com
CWInsider is the employee portal of CFC, providing access to core features and select applications from the Company’s networked databases and electronic communications systems. The web-browser based portal enables employees to access information they need in a secure manner from any location, anytime, on any computer with Internet access. By the end of 2002, 66% of all employees—nearly 18,000 individuals—were using CWInsider.

Sales Force Automation
Countrywide leverages both proprietary and external technologies to assist with sales force automation. Siebel software has been deployed to automate the institutional sales process at Balboa Insurance Group, LandSafe and Full Spectrum Lending. This software allows sales representatives and management to monitor business partner relationships including the development and closing of business-to-business sales.

The applications of information technology within each of the Company’s business segments are more fully described in the “Company Segments” section of this report.

Regulation

In May 2001, the Company acquired Treasury Bank, Ltd., a District of Columbia chartered banking institution. Treasury Bank, Ltd. was re-chartered as a national banking association and renamed Treasury Bank, National Association (“Treasury Bank” or the “Bank”).

In connection with this acquisition, the Company became a bank holding company and financial holding company subject to regulation and inspection by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). A financial holding company may engage directly or indirectly in activities considered financial in nature, provided the financial holding company complies with applicable Federal Reserve requirements related to such activities and maintains its well-capitalized and well-managed status under applicable regulations. For the Company to maintain its status as a financial holding company, Treasury Bank must maintain its well-capitalized and well-managed status under applicable regulations and must also have a “satisfactory” rating under the Community Reinvestment Act of 1977.

Financial holding companies and their subsidiary banks are subject to capital guidelines. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) imposes progressively more restrictive constraints on banks and bank holding companies that do not meet minimum capital requirements. The regulators may also require bank holding companies and their subsidiary banks to maintain capital in excess of the levels mandated by FDICIA if, based upon their examinations, they deem additional capital necessary to maintain the companies in a safe and sound manner. Financial holding companies can be required to make a capital contribution to bring their subsidiary banks into capital compliance. Banks are also limited by regulation to the amount of dividends they may pay to shareholders without receiving regulatory approval and may be enjoined from making distributions if their regulators determine that such a distribution would be unsafe and unsound.

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

Regulations specific to each of the Company’s five business segments are more fully described in the “Company Segments” section of this Report that follows.

Company Segments

Mortgage Banking Segment

The Mortgage Banking Segment includes the Loan Production, Loan Closing Services and Loan Servicing Sectors.

The Loan Production Sector produces mortgage loans through CHL’s three production divisions—Consumer Markets, Wholesale Lending and Correspondent Lending and through its subprime retail lending subsidiary, Full Spectrum Lending, Inc. (“FSLI”).

The Loan Closing Services Sector, through the Company’s LandSafe, Inc. group of companies, provides products and services, such as title, escrow, appraisal, credit reporting and flood determination that complement the mortgage origination process.

The Loan Servicing Sector, through departments within CHL and Countrywide Home Loans Servicing, LP, administers the mortgage loans in the Company’s servicing portfolio and includes the performance of the Company’s investments in mortgage servicing rights and other retained interests.

Loan Production Sector

Information regarding the Loan Production Sector is presented in the following discussions:

  Types of Loans Produced
  Underwriting Criteria Used
  Affordable and Emerging Markets Home Loan Programs
  Consumer Markets Division
  Wholesale Lending Division
  Correspondent Lending Division
  Full Spectrum Lending, Inc.
  Sale of Loans Produced
  Use of Information Technology

Types of Loans Produced

The Company originates and purchases residential mortgage loans that are principally prime credit quality first-lien mortgage loans secured by single-(one-to-four) family residences (“Prime First Mortgage Loans”). The Company also offers second-lien mortgage loans secured by single- (one-to-four) family residences, including home equity lines of credit (collectively, “Prime Home Equity Loans”) and residential mortgage loans to individuals with less than “prime” credit (“Subprime Mortgage Loans”). The Prime First Mortgage Loans consist of conventional mortgage loans, Federal Housing Administration (“FHA”)-insured mortgage loans and Veterans Administration (“VA”)-guaranteed mortgage loans. The Company produces mortgage loans on a national scale.

The majority of the Company’s conventional loan originations are conforming loans, qualifying for inclusion in guaranteed mortgage securities backed by Fannie Mae or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The balance of the conventional loans are non-conforming loans—loans with an original balance in excess of the current $322,700 loan limit for inclusion in agency-backed mortgage securities, or loans that do not otherwise meet Fannie Mae or Freddie Mac guidelines. The Company makes conventional non-conforming mortgage loans with original balances of up to $2 million.

The following table sets forth the number and dollar amount of the Company’s mortgage loan production by loan type for the periods indicated:

-------------------------------------------------------------------------------------------------------------------------------------
                                                                              Mortgage Loan Production(1)
                                           -----------------------------------------------------------------------------------------
                                                  Year            Ten Months                     Years Ended February 28(29),
(Dollar amounts in millions, except average      Ended              Ended
loan amount)                                    December           December
                                                31, 2002          31, 2001             2001              2000              1999
----------------------------------------- ------------------ ------------------- ----------------- ----------------- ---------------
Conventional Conforming Loans
  Number of Loans                             999,448             504,975            240,608           295,071           462,133
  Volume of Loans                            $150,110             $76,415            $34,434           $35,155           $54,286
    Percent of Total Dollar Volume              59.8%               61.7%              50.0%             52.6%             58.4%
Conventional Non-conforming Loans
  Number of Loans                             277,626             137,593             86,600            52,024            67,608
  Volume of Loans                             $61,627             $22,209            $11,394           $10,186           $14,732
    Percent of Total Dollar Volume              24.5%               17.9%              16.5%             15.3%             15.9%
FHA/VA Loans
  Number of Loans                             157,626             118,734            118,673           131,684           190,898
  Volume of Loans                             $19,093             $14,109            $13,075           $13,598           $19,165
    Percent of Total Dollar Volume               7.6%               11.4%              18.9%             20.4%             20.6%
Prime Home Equity Loans
  Number of Loans                             293,027             164,503            119,045           106,075            64,966
  Volume of Loans                             $10,845              $5,657             $4,660            $3,643            $2,200
    Percent of Total Dollar Volume               4.3%                4.6%               6.8%              5.5%              2.4%
Subprime Loans
  Number of Loans                              63,195              43,359             51,706            43,389            25,434
  Volume of Loans                              $9,421              $5,579             $5,360            $4,158            $2,498
    Percent of Total Dollar Volume               3.8%                4.4%               7.8%              6.2%              2.7%
Total Loans
  Number of Loans                           1,790,922             969,164            616,632           628,243           811,039
  Volume of Loans                            $251,096            $123,969            $68,923           $66,740           $92,881
  Average Loan Amount                        $140,000            $128,000           $112,000          $106,000          $115,000

  Non-Purchase Transactions(2)                    66%                  63%                33%              35%               57%
  Adjustable Rate Loans(2)                        14%                  12%                14%              14%                5%

----------------------------------------- ------------------ ------------------- ----------------- ----------------- ---------------

(1) Does not include Treasury Bank originations totaling $805 million for the year ended December 31, 2002
(2) Percentage of total loan production based on dollar volume.

The following table sets forth the geographic distribution of the Company's mortgage loan production for the year ended December 31, 2002:

------------------------------------------------------------------------------------------------------
                                 Geographic Distribution of the Company's
                                         Mortgage Loan Production
------------------------------------------------------------------------------------------------------
                                                                                   Percentage of
                                     Number                Principal                Total Dollar
(Dollar amounts in millions)        of Loans                Amount                     Amount
--------------------------------  --------------------  --------------------   -------------------
  California                            447,372             $77,589                   30.8%
  Texas                                 105,989              11,530                    4.6%
  Colorado                               74,329              11,382                    4.5%
  Florida                                95,072              10,923                    4.4%
  Michigan                               86,794              10,750                    4.3%
  Arizona                                66,051               8,265                    3.3%
  Illinois                               55,677               7,873                    3.1%
  Massachusetts                          39,358               7,662                    3.1%
  Washington                             50,084               7,263                    2.9%
  New Jersey                             41,723               6,553                    2.6%
  New York                               36,557               6,021                    2.4%
  Georgia                                45,057               5,657                    2.3%
  Others (1)                            646,859              79,628                   31.7%
                                  --------------------  --------------------   -------------------
                                      1,790,922            $251,096                  100.0%
                                  ====================  ====================   ===================
--------------------------------------------------------------------------------------------------

(1) No other state constitutes more than 2.0% of the total dollar amount of loan production.

California mortgage loan production as a percentage of total mortgage loan production (measured by principal balance) for the year ended December 31, 2002, the ten months ended December 31, 2001 and the years ended February 28(29) 2001, 2000 and 1999, was 31%, 29%, 29%, 26% and 22%, respectively. The following table shows the geographic dispersion of loan production within California for the year ended December 31, 2002:

-----------------------------------------------------------------------------------------------------

                                   Distribution by County of the Company's California
                                                Mortgage Loan Production
-----------------------------------------------------------------------------------------------------
                                                                                  Percentage of
                                          Number              Principal           Total Dollar
 (Dollar amounts in  millions)           of Loans              Amount                Amount
---------------------------------  --------------------   ---------------------  --------------------
 Los Angeles                                 92,632               $16,752                21.6%
 San Diego                                   39,401                 7,444                 9.6%
 Orange                                      35,488                 7,086                 9.1%
 Riverside                                   26,940                 3,919                 5.1%
 Others (1)                                 252,911                42,388                54.6%
                                   --------------------   ---------------------  --------------------
                                            447,372               $77,589               100.0%
                                   ====================   =====================  ====================
-----------------------------------------------------------------------------------------------------

(1) No other county in California constitutes more than 5.0% of the total dollar amount of California loan production.

Underwriting Criteria Used

The Company’s mortgage loan underwriting standards comply with the following guidelines:

  Conventional conforming mortgage loans comply with the guidelines established by Fannie Mae or Freddie Mac.
  Conventional non-conforming mortgage loan and Prime Home Equity Loan guidelines are established by the Company. The guidelines are based on the requirements of private investors and information provided by rating agencies and third-party credit enhancement providers.
  FHA-insured and VA-guaranteed loans comply with the guidelines established by the United States Department of Housing and Urban Development (“HUD”) and the VA.

  The Company has established affordable mortgage loan programs with more flexible underwriting standards as a part of the fair lending initiatives undertaken by both Fannie Mae and Freddie Mac. (See “Affordable and Emerging Markets Home Loan Programs” for information about these programs.)
  Mortgage loans that do not qualify under the above programs may qualify for one of the Company’s Subprime Mortgage Loan programs (see “Subprime Underwriting”).

The Company’s mortgage loan underwriting standards are designed to ensure its loans are salable in the secondary mortgage market.

The Company uses the general underwriting criteria set forth below to determine if an applicant qualifies for a prime credit-quality mortgage loan:

Employment and Income

Applicants must exhibit the ability to generate income, on a regular and ongoing basis, in an amount sufficient to pay the mortgage payment and any other debts existing at the time of underwriting. The following sources of income may be included when determining the applicant’s ability: salary, wages, bonus, overtime, commissions, retirement benefits, notes receivable, interest, dividends, rental income and other verifiable sources of income.

The type and level of income verification and supporting documentation required may vary based upon the loan program selected by the applicant. Generally, salaried applicants must provide verifiable evidence of employment and income. This may be obtained through written verification of employment with the current and prior employer(s) or by obtaining a recent pay stub and W-2 forms. Self-employed applicants are generally required to provide income tax returns, financial statements or other documentation to verify income. Some loan programs allow waivers of such documentation requirements given certain minimum credit scores, maximum loan-to-value ratios and other requirements.

Debt-to-Income Ratios

Generally, an applicant’s monthly housing expense (mortgage loan payment, real estate taxes, hazard insurance and, if applicable, homeowner association dues) should be no more than 25% to 28% of the applicant’s monthly gross income. Total fixed monthly obligations (housing expense plus all other obligations) generally should be no more than 33% to 36% of monthly gross income. For Prime Home Equity Loans, the applicant’s total fixed monthly obligations generally should be no more than 45% of gross monthly income. Other indications of financial strength, such as equity in the property, large cash reserves or a history of meeting home mortgage or rental obligations are also considered and may result in an exception to these limitations.

Credit History

An applicant’s credit history—payment history, amounts owed, number of accounts, age of accounts and credit score—is used to assess the likelihood that an applicant will make payments according to the agreed-upon terms.

Payments on outstanding or previous credit obligations according to the contractual terms may be considered favorably; items such as late payments, legal actions, judgments, bankruptcies, liens, foreclosures or garnishments are viewed unfavorably. If the unfavorable credit occurrences are beyond the borrower’s control, they may have a less negative impact on the final credit decision.

A credit score is a number derived from information on the applicant’s credit report. Credit scores are generated by each of the three national credit repositories using models developed by Fair, Isaac and Company, Inc. (“FICO”). The Company uses FICO credit scores to assist underwriters in assessing an applicant’s credit history. The Company has validated the predictive value of FICO credit scores by reviewing the performance history on thousands of mortgage loans.

Property

The market value of the property securing a mortgage loan is assessed to ensure that the property provides adequate collateral for the loan. Generally, properties are appraised by licensed real estate appraisers who primarily assess and estimate market value by reviewing recent sales of similar homes in the property’s local market. Some loan programs may allow automated property valuations or streamlined appraisals to be used. Such use is typically associated with borrowers who have favorable credit histories and loans with lower loan-to-value ratios.

Maximum Indebtedness to Appraised Value of the Home

The maximum amount the Company will lend is generally limited to 95% of the value of the property securing the loan, with the value defined as the lower of appraised value or purchase price. However, under certain loan programs, this percentage may be exceeded. Conventional mortgage loans in excess of 80% of the appraised value generally require primary mortgage insurance. The cost of this insurance is paid by the borrower.

Funds for Closing

Generally, applicants are required to have sufficient funds of their own to meet the down payment requirement. A portion of the funds may come from a gift or an unsecured loan from a municipality or a not-for-profit organization. Most loan programs also require the applicant to also have cash reserves after closing.

Subprime Underwriting

The information reviewed in the subprime underwriting process is similar to the information reviewed in the prime credit-quality underwriting process.

Borrowers who qualify under subprime programs generally have credit histories, debt-to-income ratios and/or cash reserves that do not satisfy Freddie Mac and Fannie Mae underwriting guidelines.

Borrowers who qualify under subprime programs may have a record of major derogatory credit items such as outstanding judgments or prior bankruptcies. The Company’s subprime mortgage loan underwriting guidelines establish the maximum permitted loan-to-value ratio for each loan type based upon these and other risk factors. Exceptions to underwriting guidelines may be approved. However, exceptions are generally made when there are compensating factors such as a lower loan-to-value ratio, a lower debt-to-income ratio, substantial disposable income or stable employment.

Subprime Mortgage Loans historically have higher overall delinquency and default rates than prime credit-quality mortgage loans and therefore generally carry higher interest rates than do prime credit-quality mortgage loans.

Affordable and Emerging Markets Home Loan Programs

The Company has established an affordable home loan program for low- and moderate-income borrowers, known as House America®. The House America program supports affordable housing initiatives undertaken by both Fannie Mae and Freddie Mac and promoted by various government agencies, including HUD.

House America loan product offerings are specifically designed to meet the needs of low- and moderate-income borrowers. Generally, House America offers loans that are eligible for purchase by Fannie Mae and Freddie Mac. These programs offer flexible underwriting guidelines (consistent with the flexible guidelines adopted by Fannie Mae and Freddie Mac). The flexible guidelines enable more people to qualify for home loans by allowing lower down payments and income and cash reserve requirements. Credit and employment histories are also more flexible. House America personnel work with the Company’s loan production divisions to ensure proper implementation of the flexible underwriting guidelines for these products. Though the use of more flexible underwriting guidelines may carry a risk of increased loan defaults, these types of loans in the Company’s portfolio are sold and serviced on a non-recourse basis.

In addition to loan products, down payment and closing cost assistance programs are offered in an effort to lower barriers to buying a home. The Company is approved to participate in more than 700 programs offered by state, county and city agencies, municipalities and non-profit organizations to assist with down payments and closing costs. The assistance may be in the form of grants or second-lien mortgages.

The Company devotes resources toward providing homebuyer education and community outreach services such as the following:

  First-time homebuyer information is provided in English and Spanish on its Website.
  Spanish-language information and assistance by telephone is also available. Booklets and other educational printed materials are available in English and Spanish.
  The House America Counseling Center, a no-cost service, provides consumers with a home buyer’s educational program, pre-qualifies them for a loan, or provides a customized budget plan to help them obtain their goal of homeownership. Counseling services are offered in English and Spanish.
  The Company organizes or participates in local homebuyer fairs across the country. At these fairs, Company personnel discuss loan programs, provide free pre-qualifications and distribute credit counseling and homebuyer educational materials.

The Company has made other significant commitments to affordable lending and emerging markets initiatives designed to increase homeownership opportunities among minority and immigrant communities. In 1998, the Company initiated a five-year “We House America” Campaign, with a goal of originating $80 billion in loans to targeted homebuyers by 2003. The Company attained 78% of its goal by December 31, 2000. In January 2001, that campaign was replaced with a One Hundred Billion Dollar Challenge which had as its goal funding of an additional $100 billion in loans to targeted homebuyers over five years. That goal was exceeded three years early, prompting the Company to extend its commitment to $600 billion through 2010. Other initiatives in this area include the following:

  To increase homeownership among African Americans, the Company partnered with the Congressional Black Caucus and other lenders in the WOW (With Ownership Wealth) initiative.
  The Company has made agreements to provide homebuyer education and other programs with faith-based organizations whose congregations are predominantly minorities.
  In 2002, the Company formally launched its Emerging Markets initiative, providing outreach and other efforts that promote lending in minority and immigrant communities throughout the country, as well as ethnic and racial diversity among business partners and employees.

Consumer Markets Division

The Consumer Markets Division originates Prime First Mortgage Loans and Prime Home Equity Loans through three major business channels: Branch, Business-to-Consumer and Business-to-Business.

The Branch channel generates mortgage loans through relationships with realtors, builders, joint ventures and through direct consumer contact. Mortgage loan applications are taken both in the branches and in the field by the sales force. Applications are processed at the branches or are sent to one of several regional processing centers. As of December 31, 2002, there were 424 branch offices in 47 states and the District of Columbia and 19 regional processing centers.

To increase its share of current markets and to increase geographic coverage, during 2002 the Branch channel increased its commissioned sales force, through the addition of 1,090 external home loan consultants, to 2,484 as of December 31, 2002, and added thirteen regional processing centers.

The Business-to-Consumer channel generates mortgage loans through the Internet, consumer direct marketing (e.g. telemarketing) and through portfolio retention efforts designed to provide a new mortgage loan to a customer who is repaying their existing loan. The Business-to-Consumer channel consists of two call centers and two centralized processing centers.

The Business-to-Business channel generates loans through three primary marketing channels: Relocation, Affinity and Fulfillment Services. The Relocation channel targets corporate relocation departments and relocation companies. The Affinity channel targets other corporate entities to provide loan products and services to their customers and employees. The Fulfillment Services channel provides loan sales, processing and closing services to banks, thrifts and financial planners, among others.

The following table sets forth the Consumer Markets Division’s mortgage loan production by business channel for the periods indicated:

------------------------------ -----------------------------------------------------------------------------------------

                                                           Summary of Consumer Markets Division's
                                                               Production By Business Channel
                               -----------------------------------------------------------------------------------------
                                    Year             Ten Months                    Years Ended February 28(29),
                                   Ended               Ended
                                  December            December
(Dollar amounts in million)       31, 2002             31, 2001           2001              2000              1999
------------------------------ ----------------- ------------------ ---------------- ----------------- -----------------

  Branch                             $39,051           $22,217           $13,433          $13,307            $13,823
  Business-to-Consumer                22,202            15,140             5,492            6,675             14,689
  Business-to-Business                   936                 -                 -                -                  -
                               ----------------- ------------------ ---------------- ----------------- -----------------
                               ----------------- ------------------ ---------------- ----------------- -----------------
                                     $62,189           $37,357           $18,925          $19,982            $28,512
                               ================= ================== ================ ================= =================
------------------------------ -------------------- ------------------ ---------------- ----------------- --------------

The compensation structure in the Consumer Markets Division is highly variable. At the sales level, compensation is largely tied to loan production. At the management level, compensation is largely tied to profitability and to loan quality. The division uses continuous quality control audits to monitor compliance with the Company’s underwriting criteria. The audits are performed primarily by corporate quality control personnel as well as division management.

For calendar 2002, the Consumer Markets Division was ranked by Inside Mortgage Finance as the third-largest retail lender in terms of volume, among residential mortgage lenders nationwide. Management believes the Consumer Markets Division offers a superior value proposition to its customers through a combination of competitive rates, a broad mortgage loan product line, direct access to the lender using the customer’s preferred channel and local underwriting authority.

The following table sets forth the number and dollar amount of the Consumer Markets Division’s mortgage loan production by loan type for the periods indicated:

------------------------------------------- ----------------------------------------------------------------------------------------

                                                                  Summary of Consumer Markets Division's Mortgage Loan Production
                                            ----------------------------------------------------------------------------------------
                                            -----------------  ---------------------------------------------------------------------
                                                   Year             Ten Months                 Years Ended February 28(29),
(Dollar amounts in millions, except               Ended              Ended
average loan amount)                            December            December
                                                 31, 2002           31, 2001            2001             2000              1999
------------------------------------------- -----------------  ------------------- ---------------- ---------------- ---------------
Conventional Conforming Loans
  Number of Loans                                259,738         172,797              72,762           91,137           138,852
  Volume of Loans                                $35,167         $23,761              $9,788          $10,734           $16,010
    Percent of Total Dollar Volume                56.5%             63.6%              51.7%            53.6%             56.1%
Conventional Non-conforming  Loans
  Number of Loans                                 74,447          32,136              23,649           11,685            13,501
  Volume of Loans                                $15,451          $5,338              $2,870           $2,455            $2,859
    Percent of Total Dollar Volume                24.9%             14.3%              15.2%            12.3%             10.0%
FHA/VA Loans
  Number of Loans                                56,905            50,348             36,691           49,247            87,290
  Volume of Loans                                $6,158            $5,416             $3,805           $4,998            $8,687
    Percent of Total Dollar Volume                 9.9%             14.5%              20.1%            25.1%             30.5%
Prime Home Equity Loans
  Number of Loans                               159,792            92,134             70,064           61,285            31,217
  Volume of Loans                                $5,408            $2,841             $2,460           $1,794              $954
    Percent of Total Dollar Volume                 8.7%              7.6%              13.0%             9.0%              3.3%
Subprime Loans
  Number of Loans                                   138                 6                 11                2                11
  Volume of Loans                                    $5                $1                 $2               $1                $2
    Percent of Total Dollar Volume                 0.0%              0.0%               0.0%             0.0%              0.1%
Total Loans
  Number of Loans                               551,020           347,421            203,177          213,356           270,871
  Volume of Loans                               $62,189           $37,357            $18,925          $19,982           $28,512
  Average Loan Amount                          $113,000          $108,000            $93,000          $94,000          $105,000
------------------------------------------------------------------------------------------------------------------------------------

Wholesale Division

The Wholesale Division produces Prime First Mortgage Loans, Prime Home Equity Loans and Subprime Mortgage Loans through mortgage loan brokers and other financial intermediaries. Business is solicited from loan brokers and other financial intermediaries through a sales force, the Internet, advertising and participation of branch management and sales personnel in trade associations. The division also has sales personnel dedicated to serving large builders who have their own mortgage operations. The division currently has relationships with approximately 28,000 approved mortgage brokers and other third-party originators.

As of December 31, 2002, the Wholesale Division operated 52 branch offices in various parts of the United States. Branches are typically staffed by 15 to 75 employees, consisting of both sales and operational personnel. The Wholesale Division also operated four fulfillment centers, which process loan applications. These centers specialize in certain product types (i.e., subprime, government), service specific customer segments and handle loans in a wider area than covered by the typical branch.

Prime First Mortgage Loans are approved on the local authority of the division's underwriting staff within each branch or center. Subprime Mortgage Loans are underwritten centrally by a specialized underwriting group. Independent quality control personnel review loans for compliance with the Company's underwriting criteria.

The compensation structure in the Wholesale Division is also highly variable. At the sales level, compensation is largely tied to loan production. At the management level, compensation is largely tied to profitability and to loan quality. The division uses continuous quality control audits of recently funded mortgage loans to monitor compliance with the Company's underwriting criteria. In addition, all Wholesale Division business partners are subject to ongoing quality control reviews.

For calendar 2002, the Wholesale Division was ranked as the fourth-largest wholesale originator by National Mortgage News, in terms of volume, among residential mortgage lenders nationwide. Management attributes the division's success to high-level, localized service to loan brokers, competitive and innovative product offerings and effective deployment of technology.

The following table sets forth the number and dollar amount of the Wholesale Division's mortgage loan production by loan type for the periods indicated:

---------------------------------------- -------------------------------------------------------------------------------------------

                                                              Summary of Wholesale Division's Mortgage Loan Production
                                         -------------------------------------------------------------------------------------------
                                                Year             Ten Months                   Years Ended February 28(29),
(Dollar amounts in millions, except            Ended               Ended
average loan amount)                          December            December
                                              31, 2002           31, 2001              2001              2000             1999
---------------------------------------- ------------------ -------------------- ----------------- ---------------- ----------------
Conventional Conforming Loans
  Number of Loans                             248,384              171,658              78,834            83,124          146,799
  Volume of Loans                             $36,321              $24,224             $10,393            $9,328          $16,738
    Percent of Total Dollar Volume              54.1%                61.6%               52.1%              8.8%            54.2%
Conventional Non-conforming Loans
  Number of Loans                             116,146               56,161              34,221            28,559           41,158
  Volume of Loans                             $25,214              $11,185              $5,246            $5,182           $8,765
    Percent of Total Dollar Volume              37.5%                28.5%               26.3%             27.1%             28.3%
FHA/VA Loans
  Number of Loans                               6,522               13,604              14,242            21,029           33,282
  Volume of Loans                                $818               $1,572              $1,555            $2,207           $3,436
    Percent of Total Dollar Volume               1.2%                 4.0%                7.8%             11.5%            11.1%
Prime Home Equity Loans
  Number of Loans                              82,170               37,370              21,671            17,825           18,067
  Volume of Loans                              $3,196               $1,490              $1,056              $807             $689
    Percent of Total Dollar Volume               4.8%                 3.8%                5.3%              4.2%             2.2%
Subprime Loans
  Number of Loans                               9,627                6,971              16,061            16,820           13,274
  Volume of Loans                              $1,639                 $841              $1,691            $1,608           $1,302
    Percent of Total Dollar Volume               2.4%                 2.1%                8.5%              8.4%             4.2%
Total Loans
  Number of Loans                             462,849              285,764             165,029           167,357          252,580
  Volume of Loans                             $67,188              $39,312             $19,941           $19,132          $30,930
  Average Loan Amount                        $145,000             $138,000            $121,000          $114,000         $122,000

---------------------------------------- ------------------ -------------------- ----------------- ---------------- ----------------

Correspondent Division

The Correspondent Division purchases prime and subprime mortgage loans from other mortgage bankers, commercial banks, savings and loan associations, credit unions and other financial intermediaries (“Correspondents”). The Correspondent Division has approximately 1,500 approved Correspondents serving all 50 states, the District of Columbia and Guam.

Correspondents are approved after a review of their reputation, financial strength and mortgage lending expertise. All Correspondent relationships are reaffirmed annually based upon a review of their current audited financial statements, loan production volumes and loan quality.

The Correspondent Division has in place extensive compliance and risk monitoring systems and procedures. These procedures include pre-purchase underwriting reviews, re-verification of employment, income and deposits and other steps as deemed appropriate. Independent quality control personnel review loans for compliance with the Company’s underwriting criteria. To provide additional protection against losses, all Correspondent contracts provide the Company with recourse to the Correspondent in case of non-compliance with applicable law, or fraud or misrepresentation by any party involved in the loan origination process.

For 2002, the Correspondent Division was ranked as the number one correspondent lender by National Mortgage News in terms of volume among residential mortgage lenders nationwide. Management attributes the success of the Correspondent Division to providing superior service in the form of a broad mortgage loan product line and advanced mortgage loan delivery and acquisition systems.

The following table sets forth the number and dollar amount of the Correspondent Division’s mortgage loan production by loan type for the periods indicated:

------------------------------------- ----------------------------------------------------------------------------------------------

                                                         Summary of Correspondent Division's Mortgage Loan Production
                                      ----------------------------------------------------------------------------------------------
                                             Year             Ten Months                Years Ended February 28(29),
(Dollar amounts in millions, except         Ended               Ended
average loan amount)                       December            December
                                           31, 2002           31, 2001            2001                  2000              1999
------------------------------------- ----------------- -------------------- ---------------- ----------------- -----------------
Conventional Conforming Loans
  Number of Loans                             490,705              160,292            88,820           120,728           176,454
  Volume of Loans                             $78,541              $28,403           $14,237           $15,090           $21,537
    Percent of Total Dollar Volume             66.5%                 62.4%             50.1%             57.6%             65.8%
Conventional Non-conforming Loans
  Number of Loans                              85,705               49,148            28,719            11,780            12,949
  Volume of Loans                             $20,774               $5,664            $3,272            $2,549            $3,108
    Percent of Total Dollar Volume             17.6%                 12.4%             11.5%              9.7%              9.5%
FHA/VA Loans
  Number of Loans                             94,199                54,782            67,740            61,408            70,326
  Volume of Loans                            $12,117                $7,121            $7,715            $6,393            $7,042
    Percent of Total Dollar Volume             10.2%                 15.7%             27.2%             24.4%             21.5%
Prime Home Equity Loans
  Number of Loans                             47,746                33,497            26,587            26,848            15,597
  Volume of Loans                             $2,001                $1,253            $1,117            $1,037              $553
    Percent of Total Dollar Volume              1.7%                  2.8%              3.9%              4.0%              1.7%
Subprime Loans
  Number of Loans                             32,847                24,129            19,687            11,418             4,230
  Volume of Loans                             $4,700                $3,028            $2,060            $1,121              $481
    Percent of Total Dollar Volume              4.0%                  6.7%              7.3%              4.3%              1.5%
Total Loans
  Number of Loans                            751,202               321,848           231,553           232,182           279,556
  Volume of Loans                           $118,133               $45,469           $28,401           $26,190           $32,721
  Average Loan Amount                       $157,000              $141,000          $123,000          $113,000          $117,000

------------------------------------- ----------------- -------------------- ---------------- ----------------- -----------------

Full Spectrum Lending, Inc.

Full Spectrum Lending, Inc. ("FSLI") is a wholly owned subsidiary of the Company. It primarily originates Subprime Mortgage Loans.

FSLI operates a nationwide network of 56 retail branch offices located in 28 states, two conventional lending offices, three national sales centers, a portfolio group and a business-to-business center. FSLI’s branch offices are staffed by 7 to 28 employees. Customers are obtained primarily through referrals from other divisions of the Company, direct mailings to prospective borrowers, outbound telemarketing and affinity relationships. Customers who apply for a subprime mortgage loan and qualify for a prime credit-quality mortgage loan are offered a prime credit-quality mortgage loan. FSLI’s two conventional offices originate prime credit-quality loans for qualifying customers.

FSLI branch managers are paid a bonus based on various factors, including overall branch loan production, account executive productivity, branch profitability and loan quality. FSLI sales personnel are paid a commission based on individual loan production.

Each mortgage loan approved by FSLI is reviewed by its centralized underwriting and funding units to ensure that the Company’s underwriting guidelines and compliance requirements are met. FSLI management performs quality control audits of the origination process on a continuous basis. In addition, corporate quality control personnel perform regular audits of FSLI’s mortgage loan production.

The following table sets forth the number and dollar amount of FSLI’s mortgage loan production by loan type for the periods indicated:

-------------------------------------- ---------------------------------------------------------------------------------------------

                                                             Summary of Full Spectrum Lending, Inc.'s Mortgage Loan Production
                                       ---------------------------------------------------------------------------------------------
                                               Year              Ten Months                  Years Ended February 28(29),
(Dollar amounts in millions, except           Ended                Ended
average loan amount)                         December             December
                                             31, 2002            31, 2001             2001             2000             1999
-------------------------------------- -------------------- -------------------- --------------- ---------------- -----------------
Conventional Conforming Loans
  Number of Loans                                 621                  228                192               82              28
  Volume of Loans                                 $81                  $27                $16               $3              $1
    Percent of Total Dollar Volume               2.3%                  1.5%               0.9%             0.2%            0.1%
Conventional Non-conforming Loans
  Number of Loans                               1,328                  148                 11                -               -
  Volume of Loans                                $188                  $22                 $6                -               -
    Percent of Total Dollar Volume               5.2%                  1.2%               0.4%               -               -
Prime Home Equity Loans
  Number of Loans                               3,319                1,502               723               117              85
  Volume of Loans                                $240                  $73               $27                $5              $4
    Percent of Total Dollar Volume               6.7%                  4.0%              1.6%              0.3%            0.5%
Subprime Loans
  Number of Loans                              20,583               12,253            15,947            15,149           7,919
  Volume of Loans                              $3,077               $1,709            $1,607            $1,428            $713
    Percent of Total Dollar Volume              85.8%                 93.3%             97.1%             99.5%           99.4%
Total Loans
  Number of Loans                              25,851               14,131            16,873            15,348           8,032
  Volume of Loans                              $3,586               $1,831            $1,656            $1,436            $718
  Average Loan Amount                        $139,000             $130,000           $98,000           $94,000         $89,000

-------------------------------------- -------------------- -------------------- --------------- ---------------- -----------------

Sale of Loans Produced

As a mortgage banker, the Company sells substantially all loans that it originates or purchases, generally through securitizations. This activity is described below by major loan type.

Conforming Conventional Loans
Conforming conventional loans are generally pooled into mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac. A small portion of these loans also has been sold to the Federal Home Loan Bank, through its Mortgage Partnership Finance Program. Under a current agreement with Fannie Mae, substantially all of the Company’s conforming conventional loan production is pooled into Fannie Mae securities.

Subject to certain representations and warranties on part of the Company, substantially all conventional loans securitized through Fannie Mae or Freddie Mac are sold on a non-recourse basis. Accordingly, credit losses are generally absorbed by Fannie Mae and Freddie Mac and not the Company. The Company pays guarantee fees to Fannie Mae and Freddie Mac on loans it securitizes through these agencies. Those fees include compensation to the respective agencies for their assumption of credit risk.

FHA-Insured and VA-Guaranteed Loans
FHA-insured and VA-guaranteed mortgage loans are generally pooled into mortgage-backed securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). A small portion of these loans has been sold to the Federal Home Loan Bank, through its Mortgage Partnership Finance Program. The company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA. Fees charged by the FHA and VA for assuming such risks are paid by the mortgagors. The Company is exposed to credit losses on defaulted VA loans to the extent that the partial guarantee provided by the VA is inadequate to cover the total credit losses incurred. The Company pays guarantee fees to Ginnie Mae for Ginnie Mae’s guarantee on its securities of timely payment of principal and interest. Ginnie Mae does not assume mortgage credit risk associated with the loans securitized under its program.

Non-conforming Conventional Prime Loans
Non-conforming conventional prime mortgage loans are generally pooled into “private-label” (non-agency) mortgage-backed securities. Such securitizations involve some form of credit enhancement, such as senior/subordinated structures or mortgage pool insurance. Securitizations that involve senior/subordinated structures contain securities that assume varying levels of credit risk. Holders of subordinated securities are compensated for the credit risk assumed through a higher yield. The Company generally sells the subordinated securities created in connection with these securitizations and thereby transfers the related credit loss exposure, other than as described below with respect to representations and warranties made with respect to the securitized loans.

Prime Home Equity Loans
Prime home equity loans are generally pooled into private-label asset-backed securities. These securities generally are credit-enhanced through over-collateralization and guarantees provided by a third-party surety. The Company generally is subject to limited recourse for credit losses in such securitizations through retention of a residual interest.

Subprime Loans
Subprime loans are generally pooled into private-label mortgage backed securities. The Company generally securitizes these loans with limited recourse for credit losses. Such limited recourse securitizations contain mortgage pool insurance as the primary form of credit enhancement, coupled with a limited corporate guarantee or a retained residual interest. The cost of the mortgage pool insurance is borne by the Company. The Company has pooled a portion of its subprime loans into securities guaranteed by Fannie Mae. In such cases, the Company has paid Fannie Mae a guarantee fee in exchange for Fannie Mae assuming the credit risk of the underlying loans. In addition, the Company has securitized a portion of its subprime loans on a limited recourse basis through retention of a residual interest without the use of mortgage pool insurance.

Although the Company sells substantially all mortgage loans it produces, it does have interest rate risk generally from the time a loan application is taken until the related mortgage loan is sold. For a further discussion of the Company’s interest rate risk and how this risk is managed, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosure About Market Risk.”

In addition, although the Company generally sells its mortgage loans on a non-recourse basis, it does retain a certain amount of credit risk. This credit risk arises through representations and warranties made by the Company in conjunction with all its securitization activities, as well as through retention of limited recourse for credit losses in the case of certain securitizations, as summarized above. For a further discussion of the Company’s exposure to credit risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Risk.”

Use of Information Technology

The Company’s Website, www.countrywide.com, is a valuable venue for sales and services to both new and existing mortgage customers. The “Prospective Home Purchase, Home Refinance and Home Equity Borrowers” area of this site provides potential customers with the ability to pre-qualify for a loan, review loan products and current rates, submit loan applications online and check application status online. Calculators and other tools help prospective borrowers determine a maximum affordable home price, loan amount and monthly payments. Other resources include educational content for home buyers.

The Company also operates Internet sites that are intended to increase mortgage loan production by assisting business partners. The Internet sites that enhance business partner relationships include the “REALTOR® Advantage” for realtors, “Builders Advantage” for builders, “CWBC” for mortgage brokers and “Platinum” for Correspondents.

  REALTOR® Advantage (http://realtors.countrywide.com/) allows realtors to register in the Company’s online resource directory, obtain direct access to local branches for up-front approvals, obtain a LOCK N’ SHOP® and LOCK N’ SELL® to guarantee rates, obtain up-front loan pre-approval and access other value-added tools for their clients.
  Builders Advantage (http://builders.countrywide.com/) is a site that allows builders to register with the Company, to learn about its builder advantage program and builder services and provides links to builder industry websites.
  CWBC (http://www.cwbc.com/) is the Company’s automated facility to provide mortgage brokers the tools they need to qualify, process and close loans with Countrywide. CWBC provides loan brokers who are registered with Countrywide with automated underwriting, pipeline management, pricing, customized rate sheets and loan guidelines on a broad range of conforming, jumbo, expanded criteria, adjustable rate and second mortgage products. The CWBC site allows registered brokers to (i) float or lock loans 24 hours a day, 7 days a week through e-Pipeline; (ii) obtain up-to-the-minute pricing; (iii) customize broker’s rate sheets using CHL’s pricing; (iv) track status of all loans in the pipeline; (v) download marketing materials and loan submission forms; (vi) access the Company’s ancillary services (appraisal, credit reporting, flood and homeowners’ insurance); (vii) benefit from the Website-creation services offered by the Company and (vii) link to other industry-related sites.
  Platinum (https://cld.countrywide.com) is the Company’s secured website which provides Correspondents the tools they need to qualify, process and deliver closed loans to Countrywide. Platinum offers approved Correspondents (i) loan program guideline information and forms; (ii) the ability to register loans and create and lock commitments; (iii) access to CLUES®, Fannie Mae’s Desk Top Underwriter and Freddie Mac’s Loan Prospector automated underwriting systems; (iv) access to the Company’s ancillary services (appraisal, credit reporting, flood certificates, home warranty and homeowners’ insurance); (v) access to current pricing and related information; (vi) up-to-the-minute reporting of loans in the pipeline; (vii) historical and management reports of purchased loans; (viii) wire advices for funds wired on purchased loans; (ix) program information, registration and reports for mortgage revenue bond loans; and (x) links to other industry-related sites.

The Company uses several internally-developed systems in the mortgage loan origination process. These systems include EDGE, GEMS, AdvantEdge®, CLUES® and DynamicDox.

The Company’s primary loan origination processing systems are the EDGE system (used by the Consumer Markets Division, Wholesale Division and FSLI) and GEMS (primarily used by the Correspondent Division). These systems are designed to reduce the time and cost associated with the loan application and funding process. These systems are integrated with the Company’s loan servicing, sales, accounting, treasury and other systems. The Company believes that both the EDGE and GEMS systems improve the quality of its loan products and customer service by: (i) reducing the risk of Countrywide originating or purchasing deficient loans; (ii) facilitating accurate and customized pricing; (iii) promptly generating loan documents with the use of laser printers; (iv) providing for electronic communication with credit repositories, financial institutions, HUD and other third parties; and (v) minimizing manual processing.

AdvantEdge is a contact management and point-of-sale origination system, which can be used separately or integrated with EDGE or into websites. AdvantEdge was designed primarily to assist the Company’s telemarketing unit and retail branch network in generating more sales. AdvantEdge provides the telemarketing unit and the retail branch network the ability to: (i) manage customer contact efficiently and effectively; (ii) pre-qualify a prospective applicant; (iii) provide “what if” scenarios to match a borrower with the appropriate loan product; (iv) obtain on-line price quotes; (v) take applications; (vi) request credit reports electronically through LandSafe, Inc.; (vii) issue a LOCK ‘N SHOP® certificate; and (viii) transmit a loan pre-application or application to the appropriate processing unit.

The loan origination modules of AdvantEdge provide disclosure document generation capability and access to the Company’s underwriting support system, CLUES® (described in the next paragraph). Once a loan is ready to be processed, the loan information is electronically transferred to EDGE, resulting in time saved and enhanced customer service. The Company believes that AdvantEdge® allows the retail branch network to convert more leads, increase business partner referrals and cross-sell additional products (e.g. mortgage insurance, property insurance, etc.) throughout the loan process. By maintaining a database of customer contact information, which includes real estate agents, individual loan customers, loan brokers, builders and other business partners, the Company believes it will have the ability to maximize the value of its customer relationships.

CLUES is an artificial intelligence underwriting support system that is designed to expedite the review of applications, credit reports and property appraisals. The Company believes that CLUES increases underwriters’ productivity, reduces costs and provides greater consistency to the underwriting process. CLUES provides efficiencies in the Company’s loan origination process and in the level of customer service that the Company is able to provide to its various customers.

DynamicDox is an electronic document delivery vehicle. It provides a mechanism for Countrywide’s loan origination systems to post documents to the Web. DynamicDox sends an e-mail link to the recipient(s) notifying them that they have an electronic package ready for download. After users (closing agents) are registered and given a password, they can view and print Countrywide loan documents on-line in a completely secure and encrypted environment. DynamicDox provides secure electronic loan package posting to the Countrywide Website, rapid e-mail notification of recipients, secure package access and review and compliant printing.

DynamicDox enables the Company and closing agents to efficiently manage the loan closing process. DynamicDox delivers packages in minutes; dramatically shortens review/revise/approve cycles; significantly reduces delivery and redelivery expenses; provides automatic notification, tracking and escalation; allows document packages to be sent and received 24 hours a day, 7 days a week; and delivers packages simultaneously to multiple recipients.

The Company is currently developing “iOriginate.” iOriginate is a web-based software system that will provide the Consumer Market Division’s sales force the ability to take loan applications, utilize CLUES for streamlined underwriting approvals and lock rates from a remote location. Each member of the Consumer Markets Division’s sales force will be provided with a laptop computer equipped with the iOriginate software. Applications taken in the field will subsequently be transferred via modem to the EDGE system for final processing. This functionality is expected to greatly improve sales force productivity by providing functionality previously only available at branch locations. iOriginate is expected to be deployed during the third quarter of 2003. iOriginate will replace AdvantEdge in the Consumer Markets retail branch network.

Loan Closing Services Sector

The Loan Closing Services Sector is comprised of the Company’s subsidiary, LandSafe, Inc. LandSafe, Inc., through its various business units, provides credit reports, appraisals, home inspections, title reports and flood determinations primarily to the Company’s Loan Production Sector business units and, to a lesser extent, to third parties. For the period ending December 31, 2002, 28% of LandSafe, Inc.‘s revenues were generated from third parties, an increase from 22% for the ten month period ended December 31, 2001.

LandSafe Credit Services provides consumer credit data to support the mortgage lending activities of its customers. LandSafe Credit utilizes a centralized, computerized credit reporting system to transmit the information gathered by the three nationally recognized credit bureaus and reports this information back to its customer base for analysis.

LandSafe Appraisal Services provides physical, as well as automated, residential property appraisals through Web-enabled ordering, delivery and billing. More than 4,000 members of LandSafe Appraisal Service’s Qualified Appraiser Network provide property appraisals in all 50 states and the District of Columbia. In addition, LandSafe Appraisal Services utilizes a proprietary database of over 60 million residential real estate transactions that serve as the basis for automated property valuations. Such automated property valuations are being used with greater frequency by residential mortgage lenders.

LandSafe Flood Determinations is a national provider of flood zone determination services for mortgage lenders and servicers.

LandSafe Home Inspection Services is a national provider of a variety of residential home inspection products and services, providing information and assistance to current and potential homeowners, lenders and relocation providers.

LandSafe Title Companies issue residential title policies as an agent and offer escrow closing services in California. Its National Default Services Department provides title and title-related services utilized by mortgage lenders and servicers in connection with the foreclosure process.

Use of Information Technology

Through http://www.landsafe.com, customers can access innovative technology that streamlines tasks. Customers are provided with centralized automated ordering and transferring of information into their loan production systems. Features of the site include the ability to order and receive products online from a single screen and to view real-time status reports showing all products ordered on a single screen.

LandSafe Credit Merge Engine is an electronic system that gathers information from the nation’s three largest credit repositories and merges the information into a single credit report. LandSafe Credit Merge Engine provides the following benefits: (i) allows the loan origination process to continue in the event a single credit repository becomes unavailable by providing a credit merge report with the two available repositories; (ii) provides more complete and timely data by presenting results accumulated from more than one source; and (iii) provides a flexible format capable of accommodating a variety of computer systems. This system is used internally by the Company, as well as by third parties under licensing agreements with LandSafe.

Loan Servicing Sector

The Loan Servicing Sector includes the activities associated with the Company’s residential mortgage servicing portfolio, as well as the performance of the Company’s investment in mortgage servicing rights (“MSRs”) and other financial interests retained in the sale of the Company’s mortgage loans.

MSRs arise from contractual agreements between the Company and investors (or their agents) in MBS and mortgage loans. The Company’s MSRs generally have originated from the Company’s own securitization activities, although the Company also has purchased MSRs from other servicers. Under these servicing contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums, counseling delinquent mortgagors, supervising foreclosures and property dispositions and generally administering the loans. For performing these functions the Company receives a servicing fee ranging generally from .25% to .50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the mortgagors. In addition, the Company generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees such as late charges, reconveyance charges and prepayment penalties. In addition, the Company generally has the right to solicit the mortgagors for other products and services, such as second mortgages and insurance, as well as a new first mortgage for those considering refinancing or purchasing a new home. The value of MSRs is derived from the net positive cash flows associated with a servicing contract. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” section of this document for discussion of the valuation of the MSRs.)

To maximize the value of its MSRs, the Company endeavors to cross-sell various services and financial products to its portfolio of over four million mortgage customers. The types of products and services cross-sold include insurance, banking services and home equity lines of credit. The Company offers these products using telemarketing, direct mail solicitations, the Internet and monthly statements.

MSRs and other retained interests, specifically interest-only securities and residual securities, are generally subject to a loss in value when mortgage rates decline. MSRs and other retained interests represent the present value of cash flow streams that are closely linked to the expected life of the underlying loan servicing portfolio. Declining mortgage rates generally precipitate increased mortgage refinancing activity, which decreases the expected life of the loans in the servicing portfolio, thereby decreasing the value of the MSRs and other retained interests. Reductions in the value of these assets impact earnings through impairment charges. To moderate the effect on earnings of impairment, the Company maintains a portfolio of financial instruments, including derivative contracts, which increase in aggregate value when interest rates decline. This portfolio of financial instruments is collectively referred to herein as the “Servicing Hedge.” (A portion of the Servicing Hedge has in the past qualified as a “fair value” hedge under Statement of Financial Accounting Standards 133. See “Note 10 - Financial Instruments – Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Other Retained Interests – Accounting for Risk Management Activities” in the financial statement section of this Report for further discussion.)

The Company’s loan servicing portfolio is subject to a reduction in the outstanding principal balance as a result of scheduled principal payments, prepayments (in part or in full) and foreclosures. In addition, the Company has elected in the past to sell a portion of its MSRs. More recently, the Company has sold portions of its net servicing fees (“excess servicing”) as interest-only securities. Nonetheless, the Company’s overall strategy is to build and retain its loan servicing portfolio.

The following table sets forth certain information regarding the Company’s loan servicing portfolio, including mortgage loans and securities held for sale and residential mortgage loans subserviced for others, for the periods indicated:

--------------------------------------- --------------------------------------------------------------------------------------------
                                                           Ten Months
                                        Year Ended            Ended
(Dollar amounts in millions)             December            December                         Year Ended February 28(29),
                                         31, 2002            31, 2001             2001                 2000                1999
--------------------------------------- ---------------- ----------------- -------------------- ------------------- ----------------
Beginning Owned Servicing Portfolio       $327,541             $284,961          $244,702            $211,714             $182,707
Add:  Loan Production                      251,901              123,968            68,923              66,739               92,880
          Purchased MSRs                     4,228                3,771             8,712               2,003                4,591
Less: Servicing Transferred                      -                    -              (139)               (255)              (7,398)
          Servicing Sold                    (1,958)                   -                 -                   -                    -
          Runoff  (1)                     (140,445)             (85,159)          (37,237)            (35,499)             (61,066)
                                        ---------------- ----------------- -------------------- ------------------- ----------------
Ending Owned Servicing Portfolio           441,267              327,541           284,961             244,702              211,714
                                        ---------------- ----------------- -------------------- ------------------- ----------------
Subservicing Portfolio                      11,138                9,086             8,639               5,490                3,775
                                        ---------------- ----------------- -------------------- ------------------- ----------------
Total Servicing Portfolio                 $452,405             $336,627          $293,600            $250,192             $215,489
                                        ================ ================= ==================== =================== ================

Composition of Owned Servicing                        December                                 As of February 28(29),
                                        ---------------- ----------------- -------------------- ------------------- ----------------
Portfolio at Period End:                   2002                2001               2001                 2000                1999
                                        ---------------- ----------------- -------------------- ------------------- ----------------
Conventional Mortgage Loans               $343,420             $235,804          $194,697            $173,761             $152,242
FHA-Insured Mortgage Loans                  45,252               46,190            47,305              43,054               38,707
VA-Guaranteed Mortgage Loans                14,952               15,854            16,370              15,979               15,457
Subprime Loans                              21,976               18,495            15,853               6,679                2,502
Prime Home Equity Loans                     15,667               11,198            10,736               5,229                2,806
                                        ---------------- ----------------- -------------------- ------------------- ----------------
                                        ---------------- ----------------- -------------------- ------------------- ----------------
       Total Owned Servicing Portfolio    $441,267             $327,541          $284,961            $244,702             $211,714
                                        ================ ================= ==================== =================== ================

Delinquent Mortgage Loans (2):
    30 days                                 2.73%                3.11%               2.99%                 2.56%              2.52%
    60 days                                 0.87%                0.98%               0.89%                 0.68%              0.55%
    90 days or more                         1.02%                1.17%               1.02%                 0.77%              0.80%
                                        ---------------- ----------------- --------------------  ------------------ ----------------
          Total Delinquencies               4.62%                5.26%               4.90%                 4.01%              3.87%
                                        ================ ================= ====================  ================== ================
Foreclosures Pending (2)                    0.55%                0.69%               0.64%                 0.58%              0.54%
                                        ================ ================= ====================  ================== ================

Delinquent Mortgage Loans (2):
     Conventional                           2.43%                2.45%               2.34%                 2.06%              2.03%
     Government                            12.61%               12.14%              11.16%                 8.38%              9.29%
     Prime Home Equity                      0.80%                1.48%               1.36%                 0.90%              0.68%
     Subprime                              14.41%               14.42%              11.79%                11.30%              6.93%
                                        ---------------- ----------------- --------------------  ------------------ ----------------
       Total                                4.62%                5.26%               4.90%                 4.01%              3.87%
                                        ================ ================= ====================  ================== ================

Loans pending foreclosure (2):
     Conventional                           0.23%                0.30%               0.28%                 0.22%              0.26%
     Government                             1.32%                1.23%               1.20%                 1.36%              1.15%
     Prime Home Equity                      0.05%                0.02%               0.01%                 0.02%              0.09%
     Subprime                               2.93%                3.39%               2.22%                 2.31%              1.90%
                                        ---------------- ----------------- --------------------  ------------------ ----------------
       Total                                0.55%                0.69%               0.64%                 0.58%              0.54%
                                        ================ ================= ====================  ================== ================

--------------------------------------- ---------------- ----------------- -------------------- ---- -------------- --- ------------
(1)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).

(2)	Expressed as a percentage of the total number of loans serviced excluding subserviced loans and loans serviced with servicing rights purchased at a discount due to the loans' non-performing status.

The following table sets forth the geographic distribution of the Company’s servicing portfolio of residential mortgage loans, including mortgage loans and securities held for sale and loans subserviced for others, as of December 31, 2002:

---------------------------------- --------------------------------

                                         Percentage of Total
                                          Principal Balance
---------------------------------- --------------------------------

               California                        26.1%
               Texas                              5.4%
               Florida                            5.3%
               Colorado                           4.1%
               Michigan                           3.9%
               Arizona                            3.4%
               Washington                         3.3%
               Illinois                           3.1%
               New York                           2.8%
               Georgia                            2.6%
               New Jersey                         2.6%
               Massachusetts                      2.5%
               Ohio                               2.4%
               Pennsylvania                       2.3%
               Virginia                           2.2%
               Others (1)                        28.0%
                                   --------------------------------
                                                100.0%
                                   ================================

---------------------------------- --------------------------------
(1)	No other state contains 2.0% or more of the properties securing loans in the Company's servicing portfolio.

Loan Servicing Operations

The Company's loan servicing facilities operate on a proprietary servicing platform. With fully integrated, in-house systems, the Company does not need to rely on an outside data service bureau, unlike many of the Company's competitors. This arrangement provides greater control, smoother functioning and the ability to increase capacity.

Customer Service

The Customer Service Call Center managed over 22 million contacts with customers in 2002. These contacts were primarily handled through the following channels:

          Customer Service Representative (CSR)           34%
          Automated Phone System (IVR)                    32%
          Website                                         32%

The Company’s telephone system controls the flow of customer calls to each of the three servicing sites. In order to identify the customer, the system is designed to match the originating phone number to customer phone numbers in the Company’s database. Once the customer is identified, the Company can communicate topical loan information electronically without requiring the customer to enter information. The customer can obtain information through an interactive voice response application or speak with a customer service representative. Customer service representatives in each servicing facility have broad training and authority to answer questions and solve problems. They have access to on-line screens containing all pertinent data about a customer’s account, eliminating the need to refer to paper files. This shortens the average time per call, which is a key productivity measure.

The Company provides an Internet site (www.customers.countrywide.com) through which the mortgage customer can access a variety of information including:

Current account details Homeowners' insurance information Answers to frequently asked questions	Receipt of tax bill Transaction history ARM payment change notices	Monthly statements Escrow statements Tax and interest paid

Customers are also able to make on-line payments on the site. Approximately 8% of customers made their mortgage payment via the Website in December, 2002.

All online information is available in both English and Spanish. Mortgage customers may also update information such as phone numbers, mailing addresses and insurance information. Customers can also ask questions and receive responses from the message center, which provides for secure electronic communication.

The Company issues monthly statements to its mortgage customers. This allows the Company to provide personalized home loan information in a timely manner while providing a vehicle for the Company to market other products and services. Mortgage customers have the ability to receive both a paper statement and an electronic statement. Approximately 19% of the Company’s mortgage customers have chosen to receive electronic statements, which reduces the cost and improves the timeliness of providing loan information to the Company’s customers.

Collections and Loss Mitigation

The Collection and Workout units are also high customer contact areas. These areas sort delinquent borrowers that are able to pay their mortgage from those that require foreclosure action due to an inability or unwillingness to make their mortgage payments. The Company utilizes analytical tools to track performance of counselors and customers, profile customer attributes and coordinate this data with investor requirements to determine strategies for each situation at a customer level. These strategies are then integrated through desktop and telephony systems to reach the desired results.

A key strategy has been to separate the operational responsibility of this function by mortgage loan type. Separate teams manage the conventional, government, subprime and prime home equity mortgage loan portfolios. In each case, there are specific strategies deployed by the teams that are influenced by the general nature of the mortgagors and the investor’s expectations. The Home Equity team utilizes a ‘joint collection’ strategy. This strategy allows the Company to view delinquency at a customer level with one counselor evaluating all outstanding loans in the same conversation.

Although separate collection teams are deployed for each major loan type, they all use the same technology, including:

Predictive dialers Risk profiling systems Workout package tracking Collection management Mortgagor financial management	Blended inbound and outbound dialers Repayment plan automation Workout processing Contact database management Call handling

In 2002, collection and workout units made over 14 million calling attempts to reach delinquent mortgagors. There were over 3.6 million conversations with delinquent customers during the year. In addition to typical cure request and basic repayment plan strategies used by collection teams, the workout areas handled more than 15,000 separate cases involving loss mitigation programs designed by investors to assist borrowers in avoiding foreclosure, such as loan modification and short loan payoff sales.

Foreclosure and Bankruptcy

The Company tracks foreclosure and bankruptcy activity through its internally-developed processing systems. Foreclosure and bankruptcy are complex processes that are subject to federal and state laws and regulations, as well as various guidelines imposed by mortgage investors and insurers. The use of workflow-based systems facilitates consistent processing of mortgage loans as well as a seamless flow of data between internal and external business partners.

These rules-based applications process mortgage loans according to predefined requirements, which standardize processing and ensure that mortgage loans are effectively serviced in any state and for any investor. In addition, the Company utilizes its vertically-integrated default services companies such as Landsafe Title, Landsafe Appraisal, CTC Real Estate Services and Countrywide Field Services to process foreclosures and bankruptcies in an expedient and compliant manner.

Remittance Processing

The Remittance Processing Division processes all payments and loan payoffs. This division also provides payoff demand statements, reconciles mortgage receipts clearing accounts, prints monthly statements and oversees outbound customer correspondence. The division is split between the three servicing sites: Simi Valley, California; Lancaster, California; and Plano, Texas. The Remittance Processing Division employs sophisticated processes to ensure accurate, timely and effective servicing to the Company’s mortgage investors and customers. Approximately 24% of the Company’s mortgage customers make their monthly payments electronically using various automated payment methods. For those payments not made electronically, high-speed extraction and check-processing equipment, combined with imaging technology, provide growth capacity and scalability and contribute to processing efficiency and maximizing payment float.

Investor Accounting

Investor Accounting is responsible for reporting to investors on the loans in the Company’s servicing portfolio, which included 4.0 million loans with an aggregate balance of $452.4 billion at December 31, 2002. This department reports to over 600 investors and reports results on both pool level and loan level.

In addition, the department is also responsible for mortgage loan transfers from the Company’s mortgage loan inventory to the applicable investor; reporting payoff, delinquency and foreclosure data to the investors; and assisting Treasury in maximizing the benefit of custodial funds.

The major investors serviced by Investor Accounting include Fannie Mae, Ginnie Mae and Freddie Mac. In addition to these investors, Investor Accounting services over 600 private investors.

Vertical integration

The Company has vertically integrated several loan-servicing functions that are commonly out-sourced by other loan servicers. The Company believes the integration of these functions gives it a competitive advantage by lowering overall servicing costs and enabling the Company to provide a high level of service to its mortgage customers and mortgage investors.

  Countrywide Tax Services Corporation (“CTSC”) is responsible for the accurate setup of individual tax escrow accounts. In addition, CTSC is responsible for the procurement of tax bills and the disbursement of tax payments. The integration of the tax bill procurement and disbursement processes increases accuracy and efficiency while minimizing exposure to tax delinquencies. The Company also tracks the status of property taxes over the life of the loan for non-impounded loans. In 2002, CTSC set up tax escrow accounts for over 1.2 million new loans and procured tax bills for over 3.5 million loans.
  CTC Real Estate Services (“CTC”) provides foreclosure and other real estate services for Countrywide and other companies. CTC strives to minimize the time it takes to complete a foreclosure, thereby minimizing investor losses. This is accomplished through automation, extensive training and strict monitoring of foreclosure timelines. In addition to providing foreclosure services in multiple states, CTC processes reconveyances and assignments nationwide. CTC currently acts as foreclosure trustee in eight states. CTC processed over 17,000 foreclosures in 2002.
  Countrywide Field Services (“CFS”) provides property field inspection services through its network of nationwide field inspectors. In addition, CFS mitigates property damage by securing properties and providing winterization services for properties in foreclosure or acquired through foreclosure. CFS processed almost 1.2 million inspections and over 100,000 preservation orders in 2002.

  The Company’s insurance subsidiary, Balboa Insurance Group, performs the insurance tracking and payment service for CHL. The majority of the Company’s insurance tracking and disbursements are processed automatically through MortgageScan, which makes use of optical character recognition for forms and interacts with the servicing system. Data is extracted from insurance documents and converted to an electronic file that is processed through a rules engine that automatically requests payments, prepares correspondence and updates the main servicing system. Approximately 97% of the insurance mail received by CHL is processed through MortgageScan

Capacity Management

Through extensive use of metrics, the staffing requirements in the Loan Servicing Sector are managed to accommodate increased levels of activities, as well as growth of the servicing portfolio. This has enabled the Loan Servicing Sector to be appropriately staffed for various levels of activity and portfolio growth.

With the addition of a third servicing site in Lancaster and additional facilities to be built in Plano and Simi Valley, Management believes the Loan Servicing Sector has the capacity to handle anticipated portfolio growth. The three servicing sites allow personnel to be hired from three primary markets, which ensures an available pool of resources and enables the hiring of high-quality employees. Recent enhancements to the in-house servicing system have increased its scalability and flexibility, which will allow the system to handle additional volumes.

Competition

During 2002, the mortgage market experienced a dramatic increase in refinance volume as mortgage rates reached historic lows. These market conditions are anticipated to continue into 2003, however, the overall pace of refinance activity is expected to slow. Accordingly, competitive pressures are expected to increase as a greater emphasis is placed on purchase money mortgages.

In recent years, the level of complexity in the mortgage lending business has increased significantly due to several factors:

  The continuing evolution of the secondary mortgage market has resulted in a proliferation of mortgage products;
  Greater regulation imposed on the industry has resulted in increased costs and the need for higher levels of specialization; and
  Interest rate volatility has risen over the last decade. At the same time, homeowners’ propensity to refinance their mortgages has increased as the refinance process has become more efficient and cost-effective. The combined result has been large swings in the volume of mortgage loans originated from year to year. These swings in mortgage origination volume have placed significant pressure on both the originations and the servicing sides of the mortgage business.

To compete effectively in this environment, mortgage lenders must have a very high level of operational, technological and managerial expertise. In addition, the residential mortgage business has become more capital-intensive and therefore access to capital at a competitive cost is critical. Primarily as a result of these factors, the industry has undergone rapid consolidation.

Today, large, sophisticated financial institutions dominate the residential mortgage industry. These industry leaders are primarily commercial banks operating through their mortgage banking subsidiaries. Today, the top twenty-five mortgage lenders combined have a 79% share of the mortgage origination market, up from 45% five years ago.

According to the trade publication Inside Mortgage Finance, the top five lenders and their respective market shares in 2002 were as follows:

------------- ------------------------------------ ----------------------

                Institution                            Market Share
                -----------                            ------------
              1. Wells Fargo Home Mortgage                13.3%
              2. Washington Mutual                        12.4%
              3. Countrywide                              10.0%
              4. Chase Home Finance                        6.2%
              5. ABN Amro Mortgage Group                   4.8%
                                                   ----------------------
                   Total for Top Five                     46.7%
                                                   ======================
------------- ------------------------------------ ----------------------

This consolidation trend has carried over to the loan servicing side of the mortgage business. Today, the top twenty-five mortgage servicers combined have a 62% share of the total mortgages outstanding, up from 40% five years ago. According to Inside Mortgage Finance, the top five mortgage servicers and their respective market shares at the end of 2002 were as follows:

------------- ------------------------------------- ----------------------
                Institution                             Market Share
                -----------                             ------------
              1. Washington Mutual                          11.2%
              2. Wells Fargo Home Mortgage                   8.8%
              3. Countrywide                                 7.0%
              4. Chase Home Finance                          6.6%
              5. Bank of America Mortgage                    4.1%
                                                ----------------------
                   Total for Top Five                       37.7%
                                                ======================
------------- ------------------------------------- ----------------------

Compared to the Company, the other industry leaders are less reliant on the secondary mortgage market as an outlet for adjustable rate mortgages, due to their greater portfolio lending capacity. This could place the Company at a competitive disadvantage in the future if the demand for adjustable rate mortgages increases significantly, the secondary mortgage market does not provide a competitive outlet for these loans, and the Company is unable to develop a portfolio lending capacity similar to the competition.

Generally, the Company competes by offering a wide selection of mortgage loans through all available marketing channels on a national scale, by providing high quality service aided by the application of leading technology and by pricing its mortgage loans at competitive rates.

Regulation

The Company’s mortgage banking business is subject to the rules and regulations of, and examination by, the following entities with respect to the processing, origination, selling and servicing of mortgage loans:

  The Department of Housing and Urban Development (“HUD”),
  The Federal Housing Administration (the “FHA”),
  The Department of Veteran Affairs,
  Fannie Mae, Freddie Mac, Ginnie Mae,
  The Federal Home Loan Bank (“FHLB”) and
  State regulatory authorities.

The rules and regulations of these entities, among other things, impose licensing obligations on the Company, establish standards for processing, underwriting and servicing mortgage loans, prohibit discrimination, restrict certain loan features in some cases and fix maximum interest rates and fees.

As an FHA lender, the Company is required to submit to the FHA Commissioner, on an annual basis, audited financial statements. Ginnie Mae, HUD, Fannie Mae and Freddie Mac require the maintenance of specified net worth levels (which vary among the entities). The Company’s affairs are also subject to examination by the Federal Housing Commissioner to assure compliance with FHA regulations, policies and procedures.

Mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and the Home Ownership Equity Protection Act and the regulations promulgated there under, as well as to other federal laws. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

Currently, there are a number of proposed and recently enacted federal, state and local laws and regulations, aimed at lending practices affecting borrowers with blemished credit, that have been determined to be “predatory.” In general, these laws and regulations will impose new loan disclosure requirements, restrict or prohibit certain loan terms, fees and charges such as prepayment penalties and will increase penalties for non-compliance. Due to its lending practices, the Company does not believe that the existence of, or compliance with, these laws and regulations will have a material adverse impact on its business. However, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future or that the existing laws, rules and regulations will not be applied in a manner that may adversely impact the Company’s business or make compliance more difficult or expensive.

Insurance Segment

The Company's Insurance Segment includes:

  Balboa Life & Casualty Group (“Balboa”), a national provider of property, casualty and life and disability insurance products, specializing in lender-placed property insurance
  Balboa Reinsurance Company, formerly known as Second Charter Reinsurance Company, a primary-mortgage reinsurance company and
  Countrywide Insurance Services, Inc. (“CIS”), a national insurance agency offering a specific menu of insurance products directly to consumers.

Balboa Life and Casualty Group

Balboa is comprised of Balboa Insurance Company, Balboa Life Insurance Company, Balboa Life Insurance Company of New York, Balboa Lloyds Insurance Company, Meritplan Insurance Company and Newport Insurance Company. Collectively, these insurers are licensed to underwrite property and casualty, life and disability insurance in all 50 states and they serve institutional and consumer markets.

Balboa is organized into product divisions: Lender-Placed Property and Auto, Homeowners and Life & Credit.

For institutions, Balboa and its Lender-Placed division offer lender-placed auto insurance, guaranteed auto protection insurance and lender-placed real-property hazard insurance. It also provides insurance tracking services. Insurance tracking services provide lenders with assurance that lender-required insurance on loan collateral is in place. When the borrower allows insurance to lapse, a lender-placed insurance policy on the collateral is placed timely to ensure that there is no lapse in coverage. Balboa provides product and tracking services on a combined portfolio of more than 11 million loans, including the portfolios of three of the top five mortgage lenders (including CHL).

For select general insurance agents serving the consumer market, Balboa underwrites retail homeowners’ insurance, home warranty plans and additional credit life and credit disability insurance products. These products are distributed by CIS and non-affiliated entities.

Balboa commenced operations in 1948 and was acquired by the Company on November 30, 1999. It has received an “A” rating from A.M. Best Company, an insurance company rating agency. The “A” rating is defined by the A.M. Best Company as having “a strong ability to meet ongoing obligations to policyholders.”

Balboa Reinsurance Company

Balboa Reinsurance provides a layer of non-catastrophic reinsurance coverage to the primary mortgage insurance (“PMI”) companies that provide PMI within the Company’s mortgage loan servicing portfolio. Substantially all mortgage loans covered by PMI in the Company’s servicing portfolio fall under a reinsurance contract. In return for providing the reinsurance coverage, Balboa Reinsurance Company earns a portion of the PMI premiums associated with those mortgage loans. Balboa Reinsurance has entered into reinsurance contracts with the seven largest PMI companies and believes that substantially all of these reinsurance contracts can be retained under similar terms. However, default rates, loan prepayment speeds, legal and regulatory developments and consumer demand for mortgage-insurance-credit- enhanced loans could impact mortgage insurance economics and result in changes to current reinsurance structures.

Countrywide Insurance Services

CIS is comprised of Countrywide Insurance Services, Inc. (California); Countrywide Insurance Services, Inc. (Arizona); Countrywide Insurance Services of Alabama, Inc.; Countrywide Insurance Agency of Massachusetts; Countrywide Insurance Services of Texas, Inc. and Countrywide General Agency of Texas, Inc.

CIS is an independent insurance agency that provides consumers with homeowners’ insurance, life insurance, disability insurance, automobile insurance and various other insurance products. CIS has been serving the insurance needs of homeowners, primarily CHL’s mortgage customers, since 1969.

Following are the policies in-force for each business line as of the respective dates:

---------------------------------------------------------------------------------------
                                                           December 31,
(Amounts in units)                                2002                    2001
----------------------------------------   ----------------------  --------------------
                                           ----------------------

Carrier Operations
     Balboa                                      3,106,917              2,434,100
     Balboa Reinsurance Company                    414,832                332,017
                                           ----------------------  --------------------
                                                 3,521,749              2,766,117
                                           ======================  ====================

CIS                                                660,577                565,571
                                           ======================  ====================
--------------------------------------------------------------------------------------------

Use of Information Technology

The Company's Insurance Segment entities use the Internet to provide efficient sources of information to their existing customers, to attract new customers and as a means of facilitating transactions with business partners. The Company's goal is to allow the customer (direct consumer or institutional customers and business partners) to use Countrywide's various Websites in an integrated fashion and to provide customers with competitive pricing as well as convenient and efficient services.

The Balboa Website, www.balboainsurance.com, provides information about products and services and general information about Balboa. Existing customers can access the Online Claim Center, which includes an online claims form wizard.

The CIS Website, www.cwinsurance.com, provides insurance information about homeowners', renters' automobile, home warranty, life, health and disability insurance. Calculators help customers determine coverage amounts and premiums. Online quotes are available for many products. Existing customers can contact the customer service department, review terms, conditions and status of existing policies, file a claim, make a complaint, renew an existing policy, make changes to the method of billing and update personal information.

Competition

The lender-placed insurance market is dominated by a small number of providers, competing on policy terms and conditions, service, technological innovation, compliance capability, loan tracking ability and commission compensation.

The homeowners' and credit-life and credit-disability marketplace is dominated by large, consumer brand name providers and is driven by price, service, commissions and the efficiency and effectiveness of marketing and underwriting operations.

The primary mortgage reinsurance market is dominated by large mortgage originators that have extensive business relationships with the PMI industry. The Company competes in this market primarily through its leading position in the residential mortgage market.

The Company's Insurance Segment competes in these channels by providing high quality service and pricing its products at competitive rates, as well as leveraging its residential mortgage customer base.

Regulation

The Company, by virtue of is affiliation with insurance companies, is a member of an insurance holding company group pursuant to the provisions of the insurance holding company acts (collectively the "Holding Company Acts"). The insurance company entities are subject to the various state insurance departments' broad regulatory, supervisory and administrative powers. These powers relate primarily to the standards of capital and solvency which must be met and maintained, the licensing of insurers and their agents, the nature and limitation of insurer's investments, the approval of rates, rules and form; the issuance of securities by insurers, periodic examinations of the affairs of insurers and the establishment of reserves required to be maintained for unearned premiums, losses and other purposes.

Pursuant to the Holding Company Acts, the Company must provide state insurance departments with certain financial information. In addition, certain transactions specified by the Holding Company Acts may not be effected without the prior notice and/or approval of the applicable insurance department. Examples of transactions that may require prior approval include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, dividends and investments between the insurance company entity and other entities within the holding company group.

Capital Markets Segment

The Capital Markets Segment consists of the following:

  Countrywide Securities Corporation (“CSC”), a registered broker-dealer that specializes in the mortgage-backed securities market, trading and underwriting primarily mortgage-backed securities,
  Countrywide Servicing Exchange (“CSE”), a broker of bulk mortgage servicing rights,
  Countrywide Asset Management Corporation (“CAMCO”), a broker and manager of delinquent and otherwise illiquid mortgage loans and
  CCM International Ltd. (“CCMI”), a broker-dealer in the UK.

Countrywide Securities Corporation

CSC trades and underwrites primarily securities backed by residential mortgages, including mortgage-backed securities ("MBS"), collateralized mortgage obligations ("CMOs") and asset-backed securities ("ABS") issued by Fannie Mae, Freddie Mac, Ginnie Mae and other financial institutions, including CHL. CSC also trades bank certificates of deposit, as well as callable agency debt and corporate debt issued by CHL.CSC also brokers residential mortgage loans, including subprime loans, on behalf of CHL.

CSC underwrites securities for third parties as well as for CHL. CSC also arranges short-term secured financing through reverse repurchase agreements on a match-funded basis.

CSC's trading partners consist of institutional investors, such as investment managers, pension fund companies, insurance companies, depositories, and mortgage bankers, as well as regional broker-dealers. CSC is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation.CSC's total securities trading volume for the year ended December 31, 2002 was $2.0 trillion, primarily comprised of MBS.

Countrywide Servicing Exchange

CSE is among the leading national mortgage servicing brokerage and consulting firms. CSE, as an agent, facilitates the purchase and sale of mortgage servicing rights and provides loan servicing portfolio valuation services for prospective investors and servicers of residential mortgage loans.

Countrywide Asset Management Corporation

CAMCO brokers loans from third parties, specifically delinquent or otherwise illiquid residential mortgage loans that are primarily FHA and VA mortgage loans, typically at deep discounts. CAMCO manages the disposition of these loans through specially-designed securitization programs. The Company earns profits from this activity either through the securitization of these loans or through the collection of insurance proceeds upon default of the mortgages.

Countrywide Capital Markets International, Ltd.

CCMI is a London-based broker-dealer in the United Kingdom, regulated by the Financial Services Authority. CCMI arranges trades for CSC with trading partners in the European market.

Use of Information Technology

The Capital Markets Segment uses both proprietary and vendor-based technology to maximize the efficiency of its trading operations and enhance the quality of service provided to its customers.

Capital Markets trading activity is supported by an integrated platform providing straight-through processing from the traders' desktop to the back office settlement and accounting systems in a controlled environment. This platform also offers trading, sales, risk management, and senior management with the ability to monitor market exposure and track daily results. Other management systems include an intranet website which provides Capital Markets senior staff with an automated monitor of key performance metrics.

The external Website for Countrywide Capital Markets, www.ccm.countrywide.com, offers secure, password-protected access to a range of services including research, online inventory availability, and trading capabilities. On a limited basis, Capital Markets participates in several e-commerce trading networks designed to expand the distribution of product offerings through state-of-the-art channels.

Competition

The securities industry is both highly competitive and fragmented. In its niche, the mortgage-backed securities market, CSC competes with global investment banks as well as regional broker-dealers. CSC competes by specializing in this market and through its affiliation with CHL, which allows it to offer information, products and services tailored to the unique needs of participants in this market. In contrast, many of CSC's competitors offer a broad range of products and services, which may place CSC at a competitive disadvantage. For 2002, CSC was ranked nationally in the top 10 and the top 15 in mortgage securities underwriting and trading, respectively.

Regulation

Securities broker-dealer operations are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. State and federal securities laws govern many aspects of the broker-dealer's business, including the maintenance of required levels of net capital, the establishment of segregated cash accounts for the benefit of customers, the monthly and annual reporting of operating and financial data to regulators, the approval and documentation of trading activity, the retention of records and the governance of the manner in which business may be conducted with customers.

Global Segment

The Global Segment operations include:

  Global Home Loans Limited (“GHL”), a provider of residential loan application processing and servicing in the United Kingdom ("UK"),
  UKValuation Limited (“UKV”), a provider of residential property valuation services in the UK,
  Countrywide International Consulting Services, LLC, (“CICS”), an international provider of residential mortgage industry-related analytic and advisory services and,
  Countrywide International Technology Holdings Limited (“CITH”), a licensor of residential mortgage loan application processing, servicing and residential property valuation technology.

Global Home Loans Limited

GHL was founded in May 1999 as a joint venture with UK-based Woolwich plc, which subsequently became a division of Barclays plc. GHL became a majority-owned subsidiary of the Company in July 2001.

In 2002, GHL expanded its total volume of loans subserviced in the UK to over $90.1 billion, and over 1 million mortgage loans. These loans are subserviced for GHL's minority partner, Barclays plc. In the future, GHL plans to provide its services to other financial institutions in the UK.

UK Valuation Limited

UKV was officially launched in December 2001 as a majority-owned joint venture with significant mortgage lending firms in the UK. UKV provides electronic property valuation services and holds a license to use UKAPES, the Company's proprietary automated property valuation technology, within the UK. Management believes that UKAPES is the first artificial intelligence property valuation system to be introduced in the UK.

Countrywide International Consulting Services

CICS, a Delaware limited liability company, is an international mortgage banking consulting company generating fee income. CICS assists financial institutions and government agencies outside of the United States in improving their residential mortgage business and activities in such areas as loan origination, servicing, securitization and other related issues. CICS has performed consulting work in Japan, Korea, Hong Kong, China, Mexico and Colombia.

Countrywide International Technology Holdings Limited

CITH holds the rights to license and develop the Company's proprietary loan origination and servicing technology outside of the United States. Management believes this technology has given the Company a competitive advantage in terms of operational efficiency and scale. CITH also holds the non-United States rights to license UKAPES, the Company's proprietary automated property valuation system.

Use of Information Technology

Global Origination System and Global Servicing System are applications that were developed by the Company to support Global Home Loans Ltd. Management believes their implementation and continuous improvement positions the Company to expand its presence over time in the global mortgage market.

Internet sites for both GHL and CICS provide valuable information to various institutions. The GHL site, http://globalhomeloans.co.uk provides information about services offered and other relevant details. At www.countrywideinternational.com, CICS provides information about services such as market research and analysis, strategic business planning and operational analysis and implementation consulting. This Virtual Library includes country reports and an archive of articles and publications.

Competition

Commercial banks, multinational corporations and other financial institutions are entering global mortgage markets, particularly in Europe, in recognition of the opportunities presented by less mature mortgage markets outside of the United States.

The Company competes in the Global Segment by leveraging its experience and its proprietary technology.

Banking Segment

The Banking Segment's operations primarily include:

  Treasury Bank, N.A. (“Treasury Bank”), an FDIC-insured, federally-chartered bank that primarily invests in residential mortgage loans and Prime Home Equity Loans sourced through the Company's mortgage banking operation.
  Countrywide Warehouse Lending (“CWL”), a non-depository lending company that provides short-term secured (mortgage warehouse) financing to mortgage lenders.

Treasury Bank

Treasury Bank's investments consist principally of residential mortgage loans, including Prime Home Equity Loans, as well as securities that are primarily collateralized mortgage obligations. Treasury Bank capitalizes on synergies with CHL and other Company subsidiaries. Substantially all of the Bank's mortgage loans are sourced through the Company's mortgage banking operation. In addition, a significant portion of the Bank's liabilities are comprised of escrow deposits that stem from the Company's loan servicing portfolio. The Bank also acts as a mortgage document custodian for CHL. Treasury Bank operates a division called Countrywide Bank. Countrywide Bank offers consumer deposits, including savings accounts, money market accounts and certificates of deposit ("CDs"). Personal loans and lines of credit are also available. Customers have access to accounts online, via phone or at automatic teller machines. Deposit products are available online, via phone or in person through kiosks located within several existing CHL branch offices ("Financial Centers"). The Financial Centers are each staffed by two Bank employees.

Treasury Bank also offers mortgage document custody services primarily to CHL. As a document custodian, Treasury Bank verifies, maintains and releases collateral for issuers, servicers, sellers and purchasers of debt securitizations. Typical services include: safekeeping, review/certification, release requests and customer reporting.

The Company acquired Treasury Bank in May 2001 for $3.2 million in cash. At acquisition, the Bank had total assets of approximately $75.3 million. At December 31, 2002, the Bank had total assets of $5.1 billion, including $2.6 billion of mortgage-backed securities and $1.9 billion of loans receivable. Deposits were $3.1 billion at December 31, 2002.

Countrywide Warehouse Lending

CWL, which is a non-depository lending company, provides committed and uncommitted warehouse lines of credit to mortgage bankers, primarily CHL correspondent lenders, to finance their residential mortgage loan inventories. Advances under the lines of credit are secured by such mortgage loans. To provide additional security, advances are generally a percentage of the market value of the pledged mortgage loans. All CWL customers are subject to the same initial and ongoing credit examination applied to CHL's correspondent lenders.

At December 31, 2002, CWL had total loans outstanding of $2.2 billion. CWL had total loan commitments of $3.2 billion as of that date.

Use of Information Technology

The Bank's core liability generation process is supported by an internet site and the Kirchman core banking system. These systems are utilized to interact with customers and to support the sale and servicing of deposit accounts. At www.countrywidebank.com, a transactional Website, bank customers have 24-hour access to their accounts. For both new and existing bank customers, this site also includes details about the banking products and services offered, allowing the opening of new accounts. These systems are supplemented by a proprietary system that handles account fulfillment and disclosures.

Loan production is supported by the Bank Underwriting System, which is a proprietary system, developed to underwrite the Bank's residential first and second mortgages. The Bank also makes extensive use of production, servicing and reporting applications adapted from systems developed for its affiliates. The Bank's Credit Quality areas utilized the proprietary Audit Manage System to monitor and report on loan audits and credit quality.

Document Custody utilizes a combination or proprietary and commercial software to support its operations.

The Bank's asset-liability modeling and reporting needs are satisfied through the use of Qualitative Risk Management's QRM system.

Competition

The retail banking industry is dominated by large commercial banks with vast assets and very high brand name recognition.

The Bank competes with other insured depository institutions, which includes 7,900 commercial banks and 1,500 savings institutions, in the retail deposit market. As the banking industry continues to consolidate, the Bank expects the number of competitors to continue to decline, but the intensity of the competition to continue to increase, especially as the Bank's size and geographic scope expand. The Bank's competitive position is significantly enhanced by its relationship with CHL, which acts as a major source of assets and liabilities for the Bank. In addition, CFC is a major source of financial strength for the Bank as it is able to provide the Bank with the capital required to achieve the Bank's significant growth targets, while maintaining the Bank's well capitalized status.

The Bank also benefits from its relationship with CHL in connection with its document custody business. Having CHL as a customer provides the Bank with the scale needed to be competitive in the document custody business.

The Bank competes in the retail deposit product market on the basis of price (interest rate offered on the deposit account) and ease of service that emphasizes the Bank's convenient alternative delivery channels. Because of its low cost structure, the Bank is able to offer CD rates (published in a variety of consumer publications and Web resources) that are among the most competitive in the industry. The Bank leverages CHL's national branch network to raise retail deposits by placing its Financial Centers within several of CHL's retail branch offices.

Regulation

Treasury Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.

Financial holding companies and their subsidiary banks are also subject to capital guidelines. FDICIA imposes progressively more restrictive constraints on banks and bank holding companies that do not meet minimum capital requirements. The regulators may also require bank holding companies and their subsidiary banks to maintain capital in excess of the levels mandated by FDICIA if, based upon their examinations, they deem additional capital necessary to maintain the companies in a safe and sound manner. Financial holding companies can be required to make a capital contribution to bring their subsidiary banks into capital compliance. Banks are also limited by regulation to the amount of dividends they may pay to shareholders before receiving regulatory approval and may be enjoined from making distributions if their regulators determine that such a distribution would be unsafe and unsound.

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

Employees

At December 31, 2002, the Company had a workforce of 29,272, including regular employees and temporary staff, engaged in the following activities.

-----------------------------------------------------------------
                                                 Workforce
                                            ---------------------
Mortgage Banking:
    Loan Production                                  15,507
    Loan Servicing                                    5,154
    Loan Closing Services                             1,042
                                            ---------------------
                                                     21,703

Insurance                                             1,625
Capital Markets                                         369
Global Operations                                     2,171
Banking                                                 554
Corporate Administration and Other                    2,850
                                            ---------------------
                                                     29,272
                                            =====================
-----------------------------------------------------------------

Other than certain Global Home Loans employees who are represented by an independent trade union in the United Kingdom, none of the Company's employees are represented by a collective bargaining agent.

Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These discussions include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding management's beliefs, estimates, projections and assumptions with respect to future operations. Actual operations and operating results in the future may vary materially from those projected herein and from past results discussed herein. Factors which could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

  The level of, and volatility of, interest rates,
  A general decline in U.S. housing prices or activity in the U.S. housing market,
  A loss of investment grade credit ratings, that may result in increase cost of debt or loss of access to corporate debt markets,
  A reduction in the availability of secondary markets for the Company's mortgage loan products,
  A reduction in government support of homeownership,
  A change in the Company's relationship with Government Sponsored Entities,
  Ineffectiveness of the Company's hedging activities,
  The legal, regulatory and legislative environments in the markets in which the Company operates,
  The level of competition in each of the Company's business segments,
  The occurrence of natural disasters or other events or circumstances that could impact the level of claims in the Insurance Segment, and
  Other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

Words like “believe,” “expect,” “should,” “may,” “could,” “anticipated,” “promising” and other expressions that indicate future events and trends identify forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

ITEM 2.      PROPERTIES

The primary executive and administrative offices of the Company and its subsidiaries are located in Calabasas, California. The headquarters facility consists of approximately 245,000 square feet and is situated on 20.1 acres of land. The executive and administrative operations of the Treasury Bank and the Marketing Department are located in an 86,000 square foot office building in Calabasas, California which the Company has leased with an option to purchase. The Company subleases a 215,000 square foot facility in Rosemead, California, which houses loan production and certain subsidiary operations and it leases and subleases approximately 239,000 square feet of office space in West Hills, California which houses its Correspondent and Wholesale Divisions. In Simi Valley, California, the Company owns three office buildings totaling approximately 795,000 square feet which currently house loan servicing operations, as well as Treasury Bank's document custodian operations and the Company's collateral documents and document management operations. A fourth building in Simi Valley owned by the Company will be redeveloped into a 250,000 square feet facility that houses loan servicing operations and other business units. The Company also leases 98,121 square feet in Simi Valley that houses the Balboa Life&Casualty insurance tracking operations. The Company also owns three office buildings totaling approximately 770,000 square feet on 38.5 acres in Plano, Texas, which house additional loan servicing, loan production, data processing and subsidiary operations.

In the second quarter of 2002, the Company's Loan Administration Division expanded into a newly leased 102,000 square foot facility in Lancaster, California. Also, during the second quarter of 2002, the executive and administrative offices of Balboa Life&Casualty relocated to 136,466 square feet of leased office space in Irvine, California. In June 2002, the Company purchased 162,000 square feet in Agoura Hills, California which will house the Company's Centralized IT operations. In September 2002, the Company purchased a 158,000 square foot office building in Thousand Oaks, California which will house the executive and administrative operations of the Treasury Bank. Additional space located in Pasadena, Calabasas Hills, Moorpark and Simi Valley, California is currently under lease for certain subsidiaries, loan servicing, loan production, accounting and data processing operations. These leases provide an additional 454,000 square feet on varying terms. In addition, the Company leases space for its branch offices throughout the country.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.      MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                    STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange (Symbol: CFC). The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for the Company's common stock and the amount of cash dividends declared during the last two periods:

------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                                For the ten months ended December 31, 2001
------------------------------------------------------------------------------------------------------------
                                                 Stock Price                    Cash Dividends Declared
 ----------------------------- --- ----------------- ---------------------- --------------------------------
 Period ended                            High                 Low
 ----------------------------- --- ----------------- ---------------------- --------------------------------

 May 31, 2001                              $49.35             $38.05                       $0.10
 August 31, 2001                            46.90              38.55                        0.10
 November 30, 2001                          48.73              37.40                        0.10
 Month of December 31, 2001                 43.23              38.30                        -

                                                  For the year ended December 31, 2002
------------------------------------------------------------------------------------------------------------
                                                 Stock Price                    Cash Dividends Declared
 ----------------------------- --- ----------------- ---------------------- --------------------------------
 Period ended                            High                 Low
 ----------------------------- --- ----------------- ---------------------- --------------------------------

 March 31, 2002                            $45.45             $37.61                       $0.13
 June 30, 2002                              50.32              44.10                        0.11
 September 31, 2002                         55.00              39.50                        0.12
 December 31, 2002                          53.00              42.34                        0.12

---------- ----------------------------- --- ----------------- --------------- -----------------------------

The Company has declared and paid cash dividends on its common stock quarterly since 1982. For the year ended December 31, 2002 and the ten months ended December 31, 2001, the Company declared quarterly cash dividends totaling $0.48 and $0.30 per share, respectively.

The ability of the Company to pay dividends in the future is limited by the earnings, cash position and capital needs of the Company, general business conditions and other factors deemed relevant by the Company’s Board of Directors. The Company is prohibited under certain of its debt agreements, including its guarantee of CHL’s revolving credit facility, from paying dividends on any capital stock (other than dividends payable in capital stock or stock rights), if in default otherwise the Company may pay dividends in an aggregate amount not to exceed the greater of: (i) the after-tax net income of the Company, determined in accordance with generally accepted accounting principles, for the fiscal year to the end of the quarter to which the dividends relate, and (ii) the aggregate amount of dividends paid on common stock during the immediately preceding year. The ability of the Company to pay dividends may also be limited by the Federal Reserve if it determines that the payment of dividends by the Company would hinder its ability to serve as a source of strength for Treasury Bank or would otherwise be detrimental to the continued viability of Treasury Bank or the Company.

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

As of December 31, 2002 there were 2,040 shareholders of record of the Company’s common stock, with 126,563,333 common shares outstanding.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

------------------------------------------------------------- ----- ----------------- ------------------- ----------------------------------------------------------------
    (Dollar amounts in thousands, except per share data)
                                                                (Unaudited)                      (Unaudited)
                                                  Year            Year           Ten Months        Ten Months               Year ended February 28(29),
                                                 Ended            Ended        Ended December       Ended             2001             2000             1999
                                              December 31,      November                         December 31,
                                                  2002          30, 2001          31, 2001           2000
-------------------------------------------- --------------- ---------------- ----------------- --------------- ---------------- ----------------- ----------------
Statement of Earnings Data (1):
Revenues:
   Gain on sale of loans and securities         $3,672,447      $1,849,131         $1,741,599        $769,618       $1,048,238       $1,004,808       $1,370,856
   Interest income                               2,253,296       1,989,102          1,806,596       1,064,384        1,324,066          978,656        1,016,110
   Interest expenses                            (1,461,066)     (1,710,328)        (1,474,719)     (1,076,432)      (1,330,724)        (904,713)        (962,302)
                                             --------------- ---------------- ----------------- --------------- ---------------- ----------------- ----------------
      Net interest income (expense)                792,230         278,774            331,877         (12,048)          (6,658)          73,943           53,808
   Loan servicing fees and other income
    from retained interests                  2,028,922       1,551,527          1,367,381       1,000,562        1,227,474        1,043,838          894,570
   Amortization of MSRs                         (1,267,249)       (891,179)          (805,533)       (412,541)        (518,199)        (459,308)        (556,373)
   Impairment/recovery of retained interests    (3,415,311)     (2,349,408)        (1,472,987)       (529,431)        (915,589)         262,939         (518,930)
   Servicing hedge gains (losses)                1,787,886       1,793,635            908,993         469,062          797,148         (264,094)         412,812
                                             --------------- ---------------- ----------------- --------------- ---------------- ----------------- ----------------
                                             --------------- ---------------- ----------------- --------------- ---------------- ----------------- ----------------
          Net loan servicing fees and other
            income from retained interests        (865,752)        104,575             (2,146)        527,652          590,834          583,375          232,079
   Net insurance premiums earned                   561,681         358,398            316,432         223,272          274,039           75,786           12,504
   Commissions and other revenue                   358,860         269,481            247,919         134,814          167,386          146,049          150,165
   Gain on sale of subsidiary                            -               -                  -               -                -            4,424                -
                                             --------------- ---------------- ----------------- --------------- ---------------- ----------------- ----------------
      Total revenues                             4,519,466       2,860,359          2,635,681       1,643,308        2,073,839        1,888,385        1,819,412
                                             --------------- ---------------- ----------------- --------------- ---------------- ----------------- ----------------
Expenses:
   Compensation expenses                         1,931,076       1,163,590          1,075,227         663,267          818,959          739,501          726,651
   Occupancy and other office expenses             447,723         326,238            291,571         216,328          262,370          261,303          240,413
   Marketing expenses                               86,278          62,411             54,068          61,976           71,557           72,930           64,510
   Insurance claims expenses                       277,614         148,568            134,819          88,113          106,827           23,420                -
   Other operating expenses                        433,752         303,925            291,377         188,739          228,091          160,033          156,033
                                             --------------- ---------------- ----------------- --------------- ---------------- ----------------- ----------------
      Total expenses                             3,176,443       2,004,732          1,847,062       1,218,423        1,487,804        1,257,187        1,187,607
                                             --------------- ---------------- ----------------- --------------- ---------------- ----------------- ----------------
Earnings before income taxes                     1,343,023         855,627            788,619         424,885          586,035          631,198          631,805
Provision for income taxes                         501,244         318,086            302,613         153,200          211,882          220,955          246,404
                                             --------------- ---------------- ----------------- --------------- ---------------- ----------------- ----------------
                                             --------------- ---------------- ----------------- --------------- ---------------- ----------------- ----------------
Net earnings                                      $841,779        $537,541           $486,006        $271,685         $374,153         $410,243         $385,401
============================================ =============== ================ ================= =============== ================ ================= ================
Per Share Data (2):
Basic                                               $6.75          $4.51             $4.04             $2.37           $3.26            $3.63             $3.46
Diluted                                             $6.49          $4.34             $3.89             $2.30           $3.14            $3.52             $3.29
Cash dividends declared per share                   $0.48          $0.40             $0.30             $0.30           $0.40            $0.40             $0.32
Weighted average shares outstanding:
   Basic                                       124,740,000     119,249,000        120,339,000     114,495,000      114,932,000      113,083,000      111,414,000
   Diluted                                     129,724,000     123,882,000        124,793,000     118,317,000      119,035,000      116,688,000      117,045,000
============================================ =============== ================ ================= =============== ================ ================= ================
Selected Balance Sheet Data at End of Period (1):
Total assets                                   $58,030,783     $35,418,166        $37,216,804     $26,132,132      $22,955,507      $15,822,328      $15,648,256
Short-term debt                                $28,311,361     $12,637,596        $15,210,374     $12,157,436       $7,300,030       $2,529,302       $3,982,435
Long-term debt                                 $13,617,266     $11,012,058        $10,897,481      $7,149,323       $7,643,991       $7,253,323       $5,953,324
Common shareholders' equity                     $5,161,133      $4,058,824         $4,087,642      $3,313,789       $3,559,264       $2,887,879       $2,518,885
============================================ =============== ================ ================= =============== ================ ================= ================
Operating Data (Dollar amounts in millions):
Loan servicing portfolio (3)                      $452,405        $331,032           $336,627        $284,894         $293,600         $250,192         $215,489
Volume of loans originated                        $251,901        $126,980           $123,969         $54,698          $68,923          $66,740          $92,881
-------------------------------------------------------------------------------------------------------------------------------------------------------------------

(1) Certain amounts in the Consolidated Financial Statements have been reclassified to conform to current year presentation.
(2) Adjusted to reflect subsequent stock dividends and splits.
(3) Includes warehoused loans and loans under subservicing agreements.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's core business is residential Mortgage Banking. Historically, the Mortgage Banking business was the primary source of the Company's earnings and the focus of its capital investment. The Company's results of operations historically have been influenced primarily by the level of demand for mortgage loans, which is affected by external factors such as prevailing mortgage rates and the strength of the U.S. housing market.

In recent years, the Company has expanded its operations beyond Mortgage Banking. The Company now has five business segments: Mortgage Banking, Insurance, Capital Markets, Global and Banking. This diversification has been pursued to capitalize on meaningful synergies with the Company's core Mortgage Banking business and to provide sources of earnings that are not as cyclical as the mortgage banking business.

CRITICAL ACCOUNTING POLICIES

The accounting policies that have the greatest impact on the Company's financial condition and results of operations and that require the most judgment are those relating to its mortgage securitization activities and the ongoing valuation of retained interests, particularly Mortgage Servicing Rights ("MSRs"), that arise from those activities, as well as the Company's interest rate risk management activities. The Company's critical accounting policies involve accounting for gains on sales of loans and securities, valuation of MSRs and other retained interests, amortization of MSRs and accounting for derivatives and interest rate risk management activities.

Gain on Sale of Loans and Securities

The Company securitizes substantially all of the mortgage loans it produces and sells those securities on a regular basis in the secondary mortgage market. By-products of those securitizations are certain retained interests, including MSRs, interest-only securities, principal-only securities and residual securities, which the Company generally holds as long-term investments.

In effect, the Company determines the gain on sale of a security by allocating the acquisition cost of the underlying mortgage loans between the securities sold and the retained interests, based on their relative estimated fair values. The reported gain on sale is the difference between the cash proceeds from the sale and the cost allocated to the securities sold.

Following is an example of the application of this accounting concept:

--------------------------------------------------------------------------- --------------------

Acquisition cost of mortgage loans underlying a security                           $1,000,000
                                                                            ====================

Fair Values:
  Security                                                                        $   990,000
  Retained Interests                                                                   20,000
                                                                            --------------------
    Total fair value                                                               $1,010,000
                                                                            ====================

Computation of gain on sale of security:
  Sales proceeds                                                                  $   990,000
  Less: allocated cost ($1,000,000 x $990,000/$1,010,000)                             980,198
                                                                            --------------------
     Gain on sale                                                               $       9,802
                                                                            ====================

Initial recorded value of retained interests ($1,000,000 - $980,198)             $     19,802
                                                                            ====================
--------------------------------------------------------------------------- --------------------

Valuation of Retained Interests

The determination of fair values of retained interests at the initial recording and on an ongoing basis requires considerable judgment. Unlike government securities and other highly liquid investments, the precise market value of retained interests is not readily ascertainable because these assets are not actively traded in stand-alone markets. As discussed in the following paragraphs, the Company uses available market data, along with its own empirical data and discounted cash flow models, to arrive at the estimated fair values of its retained interests.

Once recorded, retained interests are periodically evaluated for impairment, which is defined generally as a reduction in current fair value below carrying value.

  If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. (As of December 31, 2002, the MSR impairment valuation allowance was $2.0 billion.) If impairment is deemed to be other than temporary, the valuation allowance is applied to reduce the cost-basis of the MSRs. A MSR cannot be carried above its amortized cost-basis.
  For other retained interests, which are held as available-for-sale securities, impairment is recognized as a reduction to shareholders' equity (net of tax). If the impairment is deemed to be other than temporary, it is recognized in current-period earnings. Once permanently impaired, subsequent increases in the value of other retained interests are recognized in earnings over the remaining life of the investment through a higher effective yield.

The Company estimates the fair value of its MSRs through the use of a proprietary option-adjusted spread ("OAS") cash flow model. The model utilizes a stochastic interest rate model in conjunction with proprietary mortgage prepayment models to simulate MSR cash flows over multiple interest rate paths and derive an expected present, or estimated fair, value. Cash flows associated with MSRs and incorporated in the model consist of net service fees, float earnings on escrow balances, late charges, prepayment penalties, ancillary fees, servicing operating costs, costs related to advancing delinquent mortgage payments, and foreclosure-related costs. The cash flow assumptions are derived from the Company's own empirical data drawn from the recent historical experience of its MSRs.

For the other retained interests, the Company estimates fair value through the use of proprietary, "static" (single rate path) discounted cash flow models. The Company has evolved its methodologies for valuing MSRs and other retained interests in concert with the industry and with the objective of providing improved estimates of fair value. The Company has incorporated assumptions in its valuation models it believes other major market participants would presently consider in deriving the fair value of MSRs and other retained interests.

At December 31, 2002, the Company's investment in MSRs was stratified as follows:

 (Dollar amounts in millions)                                           Total Portfolio
 ---------------------------- -------------------------------------------------------------------------------------
                                                                               Weighted
              Mortgage            Principal              Percent               Average                 MSR
                Rate              Balance (1)           of Total           Maturity (Years)          Balance
 ---------------------------- -------------------- ----------------------------------------------------------------
       6% and under                $  62,416              14%                    23.2                   $983
       6.01-7%                       234,194              53%                    26.1                  2,916
       7.01-8%                       106,571              24%                    26.0                  1,039
       8.01-9%                        24,958               6%                    25.6                    265
       9.01-10%                        6,587               2%                    24.5                     86
       over 10%                        6,541               1%                    21.8                     96
                              -------------------- ------------------                          --------------------
                                    $441,267             100%                    25.5                 $5,385
                              ==================== ==================                          ====================
 (1) Excludes subservicing.
---------------------------- -------------------------------------------------------------------------------------

The key assumptions used in the valuation of MSRs and other retained interests include mortgage prepayment speeds, the OAS or discount rate, as appropriate, and for residual interests that contain credit risk, the lifetime credit losses. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Risk" section of this document for further discussion of credit risk.)

The Company estimates mortgage prepayment speeds using proprietary, statistical, multi-factor, pool-level models that have been developed for each major loan type using historical, loan-level data from the Company's mortgage servicing portfolio. The primary factors driving prepayment speeds in the models are housing turnover, refinance incentive, forecasted housing price appreciation, loan age and burnout. The models derive single-month-mortality ("smm") rates based on the modeled mortgage rate. The modeled mortgage rate is a function of the simulated short-term and long-term rates derived from the Company's interest rate model. The Company's stochastic interest rate model utilizes the swap curve and option prices to develop the simulated interest rates. The Company has benchmarked its mortgage prepayment models against other commercially-available models, as well as, on an ongoing basis, to its actual portfolio prepayment experience. The Company periodically refits its prepayment models using its most recent portfolio data.

The Company determines OAS and discount rates by reference to available market data. For MSRs, the Company applies a different OAS depending on the servicing type. As of December 31, 2002, the OAS ranged from 2.9% for conventional, conforming MSRs to 6.9% for subprime MSRs. The OAS is added to the simulated forward LIBOR rate to arrive at the discreet discount rate used in each period within the cash flow model. The OAS is evaluated periodically based upon analysis of the following market data (as available): MSR "bulk" and "flow" transactions; sales of new mortgage loans on a servicing-released basis; MSR broker valuations; Trust I/O and Company I/O prices; and peer group surveys.

The Company estimates lifetime mortgage credit losses using proprietary, statistical, multi-factor pool-level models that have been developed for Prime Home Equity and subprime loans using historical, loan-level data from the Company's mortgage servicing portfolio as well as available loan-level data from third parties. The primary factors driving lifetime credit losses in the models are FICO credit scores, loan-to-value ratio, loan balance, documentation type and forecasted housing price appreciation. The Company compares the credit loss estimates derived from its models on new mortgage pools to those loss estimates developed by the rating agencies and mortgage insurance companies. The Company periodically refits its credit loss models using the most recent portfolio data.

The following table shows the value sensitivity of the MSRs and other retained interests to the key assumptions used by the Company to determine their fair values at December 31, 2002:

-------------------------------------------- ------------------- ---------------------------

(Dollar amounts in thousands)                    MSRs             Other retained interests
-------------------------------------------- ------------------- ---------------------------

Fair value of retained interests                     $5,384,933         $1,291,701

Weighted-average life (in years)                            5.6                2.1

WEIGHTED-AVERAGE ANNUAL Prepayment speed                  21.7%              34.3%

         Impact of 10% adverse change                  $350,673           $119,073

         Impact of 20% adverse change                  $660,276           $220,544

WEIGHTED-AVERAGE OAS OVER LIBOR CURVE                      3.6%                N/A

Weighted-average ANNUAL discount rate                       N/A              15.0%

         Impact of 10% adverse change                   $67,729            $25,017

         Impact of 20% adverse change                  $133,801            $44,520

WEIGHTED-AVERAGE LIFETIME CREDIT LOSSES                   0.02%              3.44%

         Impact of 10% adverse change                   $16,808            $28,777

         Impact of 20% adverse change                   $35,218            $57,205
-------------------------------------------- ------------------- ---------------------------

These sensitivities are hypothetical and should be used with caution. The preceding information is furnished to provide the reader with a basis for assessing the sensitivity of the values presented to changes in assumptions. As the figures indicate, changes in fair value based on a 10% variation in individual assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. In addition, in the above table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

MSR Amortization

In addition to periodic fair value estimations, MSRs are also subject to periodic amortization. The Company computes MSR amortization by applying the ratio of the net MSR cash flows projected for the current period to the estimated total remaining net MSR cash flows. The estimated total net MSR cash flows are determined at the beginning of each reporting period, using prepayment assumptions applicable at that time.

Derivatives and Interest Rate Risk Management Activities

The Company utilizes derivatives extensively in connection with its interest rate risk management activities. In accordance with SFAS 133, all derivative instruments are recorded at fair value.

The Company may qualify some of its interest rate risk management activities for hedge accounting under SFAS 133. To qualify for hedge accounting under SFAS 133, the Company must demonstrate, on an ongoing basis, that its interest rate risk management activity is highly effective. The Company determines the effectiveness of its interest rate risk management activities using standard statistical measures. If the Company is unable to qualify certain of its interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would be reflected in current period earnings, but the change in fair value of the related asset or liability may not, thus creating a possible earnings mismatch. This issue is potentially most significant regarding MSRs, which absent the application of hedge accounting, are required to be carried at the lower of amortized cost or market. The Company has qualified a significant portion of its Servicing Hedge for hedge accounting under SFAS 133 at times in the past, and Management believes it can do so in the future.

In connection with its mortgage loan origination activities, the Company issues interest rate lock commitments ("IRLCs") to loan applicants and financial intermediaries. The IRLCs guarantee the loan terms, subject to credit approval, for a period of time while the application is in process, primarily between 7 and 60 days. IRLCs are derivative instruments as defined by SFAS 133 and, therefore, are required to be recorded at fair value with changes in fair value reflected in current period earnings. However, unlike most other derivative instruments, there is no active market for IRLCs that can be used to determine an IRLC's fair value. Consequently, the Company has developed a methodology for estimating the fair value of its IRLCs

The Company estimates the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan, given the probability that the loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based upon quoted MBS prices. The change in fair value of the underlying mortgage loan is measured from the lock date. Therefore, at the time of issuance the estimated fair value of an IRLC is zero. (Subsequent to issuance, the value of an IRLC can be either positive or negative, depending on the change in value of the underlying mortgage loan.) The probability that the loan will fund within the terms of the IRLC is driven by a number of factors, in particular, the change, if any, in mortgage rates subsequent to the lock date. In general, the probability increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant's committed rate. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the applications, age of the applications, purpose for the loans (purchase or refinance) and the application approval rate. The Company has developed closing ratio estimates ("Fallout Curves") using its historical empirical data that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The Fallout Curves are utilized to estimate the quantity of loans that will fund within the terms of the IRLCs.

CHANGE IN FISCAL YEAR

Effective December 31, 2001, the Company changed its year end from February 28 to December 31. For purposes of this Annual Report on Form 10-K, the Company's consolidated statements of earnings, consolidated statement of common shareholders' equity, consolidated statements of cash flows and consolidated statements of comprehensive income consist of the year ended December 31, 2002 ("2002"), the ten months ended December 31, 2001 and the year ended February 28, 2001. Management changed the Company's year end to conform its reporting periods with those required by the Board of Governors of the Federal Reserve for regulatory reporting purposes. The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-K compares financial information for the twelve months ended December 31, 2002 and the twelve months ended November 30, 2001.

CHANGE OF CORPORATE NAME

On November 7, 2002, the name of the corporation was changed from Countrywide Credit Industries, Inc. to Countrywide Financial Corporation.

Management believes that the Company's new name more accurately reflects the full array of products and services offered to consumers and institutional customers through the Countrywide family of companies.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 (AUDITED) ("2002") TO THE TWELVE MONTHS ENDED NOVEMBER 30, 2001 (UNAUDITED) ("2001")

Consolidated Earnings Performance

The Company's diluted earnings per share for 2002 was $6.49, a 50% increase over diluted earnings per share for 2001. Net earnings increased 57% from 2001. This earnings performance was driven principally by the record level of residential mortgage loans produced by the Company--$251.9 billion during 2002 in comparison to $126.9 billion for 2001.

Industry-wide, residential mortgage originations were approximately $2.5 trillion during 2002, up from approximately $2 trillion in calendar 2001 (Source: Fannie Mae). Approximately 60% of the residential mortgages produced in 2002 were refinances triggered by historically low mortgage rates. The balance of mortgages produced related to home purchases. Partially fueled by the level of mortgage rates, activity in the U.S. housing market also reached record levels in 2002.

The record demand for residential mortgages not only drove record loan production volumes but also high loan production margins for the Company. The combination of record volumes and high margins increased Loan Production Sector pre-tax earnings to $2.5 billion for 2002, an increase of 162%, or $1.5 billion from 2001.

The high levels of mortgage refinances and home purchases in 2002 resulted in significant prepayments within the Company's mortgage loan servicing portfolio during the year. This, along with the expectation of continued higher-than-normal prepayments in the future due to historically low mortgage rates, resulted in significant amortization and impairment of the Company's MSRs and other retained interests in 2002. The combined amount of amortization and impairment of MSRs and other retained interests, net of Servicing Hedge gains, was $2.9 billion, resulting in a pre-tax loss of $1.6 billion in the Loan Servicing Sector in 2002, $1.3 billion more than the pre-tax loss in 2001.

Overall, the Mortgage Banking Segment generated pre-tax earnings of $967.7 million for 2002, an increase of 45% over 2001.

The Company's non-mortgage banking businesses also were significant contributors to the overall record earnings performance in 2002. In particular, the Capital Markets Segment had pre-tax earnings of $199.9 million, as compared to $84.8 million for 2001. Capital Markets has grown its core franchise significantly over the last five years and is now among the leading investment banking firms in its niche, the mortgage-backed securities market. This segment continued to benefit from robust activity in the mortgage-backed securities market, as well as from a highly-favorable interest rate environment. In total, non-mortgage banking businesses contributed $375.4 million in pre-tax earnings for 2002 (28% of consolidated pre-tax earnings), an increase of 99% from $188.3 million (22% of consolidated pre-tax earnings) for 2001.

Operating Segment Results

The Company's pre-tax earnings by segment are summarized below:

----------------------------------------------------------------------------------------------------
                                                 Year Ended                   Year Ended
(Dollar amounts in thousands)                 December 31, 2002            November 30, 2001
-------------------------------------  --------------------------------  ---------------------------

Mortgage Banking:
     Production                                 $2,499,516                   $953,887
     Servicing                                  (1,601,799)                  (347,381)
     Closing Services                               69,953                     60,864
                                       --------------------------  ---------------------------
          Total Mortgage Banking                   967,670                    667,370
                                       --------------------------  ---------------------------

Other Businesses:
     Insurance                                      82,432                     89,551
     Capital Markets                               199,925                     84,839
     Global Operations                               5,233                      2,532
     Banking                                        83,971                     10,316
     Other                                           3,792                      1,019
                                       --------------------------  --------------------------
          Total Other Businesses                   375,353                    188,257
                                       --------------------------  ---------------------------

Pre-tax earnings                                $1,343,023                   $855,627
                                       ==========================  ===========================
----------------------------------------------------------------------------------------------------

Mortgage Banking Segment

The Mortgage Banking Segment includes Loan Production, Loan Servicing and Loan Closing Services. The Loan Production and Loan Closing Services Sectors generally perform at their best when mortgage rates are relatively low and loan origination volume is high. Conversely, the Loan Servicing Sector generally performs well when mortgage rates are relatively high and loan prepayments are low. The natural counterbalance of these sectors reduces the impact of changes in mortgage rates on the Company’s earnings. During 2002, historically-low mortgage rates drove record levels of mortgage originations and prepayments industry-wide, resulting in record profits in the Loan Production and Loan Closing Services Sectors and record losses in the Loan Servicing Sector.

Loan Production Sector

The Loan Production Sector produces mortgage loans through CHL’s three production divisions - Consumer Markets, Wholesale Lending and Correspondent Lending and through Full Spectrum Lending, Inc.

The pre-tax earnings of the Loan Production Sector are summarized below.

-----------------------------------------------------------------------------------------------------------------------------------

                                                     Year Ended                                     Year Ended
  (Dollar amounts in thousands)                   December 31, 2002                              November 30, 2001
-------------------------------  --------------------------------------------------  ---------------------------------------------
                                                                  Percent of Loan                               Percent of Loan

                                           Dollars                    Volume              Dollars                    Volume
                                 ----------------------------   -------------------  -----------------------   -------------------

  Revenues                                    $4,228,303              1.69%                  $2,021,470               1.59%
  Expenses                                     1,728,787              0.69%                   1,067,583               0.84%
                                 ----------------------------   -------------------  -----------------------   -------------------
     Pre-tax earnings                         $2,499,516              1.00%                    $953,887               0.75%
                                 ============================   ===================  =======================   ===================
-----------------------------------------------------------------------------------------------------------------------------------

The record demand for mortgages enabled the Loan Production Sector to achieve significant growth in revenues and earnings in 2002. This performance was enhanced by a significant increase in market share during the year. The Company’s mortgage origination market share was 10.0% in 2002, up from 6.6% in calendar 2001 (Source: Inside Mortgage Finance). Favorable market conditions enabled the Company to increase revenues earned on Prime First Mortgage Loans, while high levels of productivity during 2002 helped keep unit costs low. These factors combined to produce record profit margins (pre-tax earnings as a percentage of loan volume) for the Loan Production Sector.

The following table shows total loan volume by division:

-------------------------------------------------------------------------------------------------------

                                                             Mortgage Banking
                                                             Loan Production*
                                    -------------------------------------------------------------------
                                               Year Ended                        Year Ended
  (Dollar amounts in millions)             December 31, 2002                  November 30, 2001
----------------------------------  --------------------------------  ---------------------------------

  Correspondent Lending Division               $118,133                           $46,311
  Wholesale Lending Division                     67,188                            40,817
  Consumer Markets Division                      62,189                            37,728
  Full Spectrum Lending, Inc.                     3,586                             2,034
                                    -------------------------         ---------------------------------
                                               $251,096                          $126,890
                                    =========================         =================================

-------------------------------------------------------------------------------------------------------

*Does not include Treasury Bank origiantions totaling $805 million in 2002.

Overall loan production for 2002 increased 98% in comparison to 2001. The increase was due to a rise in both purchase and non-purchase loan production of 69% and 118%, respectively. The increase in purchase-money loans is significant as this is the relatively stable growth component of the mortgage market, with average annual growth of 8% over the last 10 years. (The non-purchase, or refinance, component of the mortgage market is highly volatile as it is driven almost exclusively by prevailing mortgage rates.) All divisions, in particular Correspondent Lending, contributed to the increase in origination volume. The Correspondent Lending Division has benefited most from the consolidation trend in the industry. In 2002, the top five correspondent lenders combined had a 58% share of the correspondent origination market, up from 37% in 1998.

The following table summarizes loan production by purpose and by interest rate type:

----------------------------------------------------------------------------------------------------

                                                          Mortgage Banking
                                                          Loan Production*
                                 -------------------------------------------------------------------
                                            Year Ended                         Year Ended
(Dollar amounts in millions)            December 31, 2002                  November 30, 2001
------------------------------   --------------------------------  ---------------------------------
Purpose:
  Purchase                                          $86,439                           $51,288
  Non-purchase                                      164,657                            75,602
                                 --------------------------------  ---------------------------------
                                                   $251,096                          $126,890
                                 ================================  =================================
                                 --------------------------------  ---------------------------------
Interest Rate Type:
  Fixed-Rate                                       $215,903                          $112,054
  Adjustable Rate                                    35,193                            14,836
                                 --------------------------------  ---------------------------------
                                                   $251,096                          $126,890
                                 ================================  =================================

----------------------------------------------------------------------------------------------------

*Does not include Treasury Bank origiantions totaling $805 million in 2002.

As shown in the following table, the volume of Prime Home Equity and Subprime mortgages produced (which is included in the Company's total volume of loans produced) increased 72% during the current period from the prior year:

---------------------------------------------------------------------------------------------------------

                                                              Mortgage Banking
                                                           Prime Home Equity and
                                                       Subprime Mortgage Production*
                                      -------------------------------------------------------------------
                                                Year Ended                         Year Ended
(Dollar amounts in millions)                 December 31, 2002                  November 30, 2001
-----------------------------------   --------------------------------  ---------------------------------

Prime Home Equity                                       $10,845                             $6,091
Subprime                                                  9,421                              6,184
                                      --------------------------------  ---------------------------------
                                                        $20,266                            $12,275
                                      ================================  =================================
Percent of total loan production                         8.1%                               9.7%
                                      ================================  =================================
---------------------------------------------------------------------------------------------------------

*Does not include Treasury Bank origiantions totaling $805 million in 2002.

Prime Home Equity and Subprime loans carry higher profit margins historically and the demand for such loans is believed to be less rate sensitive than the demand for Prime First Mortgage Loans.

The Company successfully retained a significant percentage of the customers who prepaid their mortgages during the period. The overall retention rate for the year was 36% and for retail customers the rate was 46%. Notably, 60% of the Consumer Market Division's total loan production during the period was sourced from the Company's servicing portfolio. The high retention rates during the period were due, in part, to the high level of refinancing transactions. The Company has been most successful retaining customers who refinance their existing mortgages in such an environment. During the year ended December 31, 2002, 80% of the Consumer Markets Division's refinance loan volume was from existing mortgage customers. This synergy is a major source of intrinsic value derived from the Company's MSR investment.

During 2002, the Loan Production Sector operated at approximately 114% of planned operational capacity. (The primary capacity constraint in the Company's loan origination activities is the number of loan operations personnel it has on staff. Therefore, the Company measures planned capacity with reference to the number of loan operations personnel it has on staff multiplied by the number of loans it expects each available loan operations staff person to process under normal conditions.) The Company continued to increase the number of sales and operations staff in its loan production divisions in 2002 to capitalize upon the current market environment. When loan volumes moderate, the operations staff (including a significant number of temporary employees) will be reduced. However, the Company plans to continue building its sales staff despite any potential drop in loan origination volume as a primary means to increase the Company's market share.

The following table summarizes the Loan Production Sector workforce:

------------------------------------------------------------------------------------------------
                                                       Workforce At
                             -------------------------------------------------------------------
                             -------------------------------------------------------------------
                             December 31, 2002                         November 30, 2001
---------------------------  ---------------------------------  --------------------------------

Sales                                         6,090                             3,801
Operations:
     Regular employees                        5,621                             3,400
     Temporary staff                          2,090                             1,291
                             ---------------------------------  --------------------------------
                                              7,711                             4,691
Production technology                           554                               317
Administration and support                    1,152                               766
                             ---------------------------------  --------------------------------
                                             15,507                             9,575
                             =================================  ================================

------------------------------------------------------------------------------------------------

In recent years, the Consumer Markets Division has commenced a fundamental restructuring of its business model primarily by building a “best-in-class” sales organization, consisting of a dedicated commissioned sales force and the attendant management, systems and operations support. In addition, to create more flexible processing capacity to support the expanded sales organization, as well as the division’s growing portfolio retention effort, the Consumer Markets Division has began to centralize some of its processing operations. At December 31, 2002 the commissioned sales force (external home loan consultants) numbered 2,484, an increase of 1,090 during the year. The primary focus of the external home loan consultants is to increase overall purchase market share. External home loan consultants contributed $13.5 billion in purchase originations in 2002, a 97% increase over the prior year. The purchase production generated by the external home loan consultants represented 63% of the Consumer Market Division’s purchase production for 2002. At December 31, 2002, the Consumer Markets Division had 424 branches and 19 regional processing centers nationwide. During 2002, the regional processing centers handled 9.3% of the division’s total loan volume.

Like the Consumer Markets Division, the Wholesale Lending Division has focused on improving its sales efforts. The division has created specialized sales units that cater to the individual segments of the wholesale market (e.g., large regional and national brokers). In addition, the Wholesale Lending Division continued to make improvements in its business partner website (“CWBC”), which was utilized by its business partners in 93% of the loans produced by the division in 2002. To improve efficiency and quality control, the division centralized processing of its subprime loans in 2002.

During 2002, the Correspondent Lending Division added significant capacity by adding temporary staff, moving to multiple shifts, implementing accelerated training classes and increasing the use of electronic data interfaces with customers. This strategy allows the division to quickly adjust to changes in the origination market.

Loan Servicing Sector

The Loan Servicing Sector reflects the performance of the Company’s investments in MSRs and other retained interests and associated risk management activities, as well as profits from subservicing activities in the United States. The Loan Servicing Sector incorporates a significant processing operation, consisting of approximately 5,200 employees that service the Company’s 4.0 million mortgage customers. How effectively this servicing operation manages costs and generates ancillary income from the portfolio has a significant impact on the long-term performance of this sector.

The following table summarizes the Loan Servicing Sector pre-tax loss:

----------------------------------------------------------------------------------------------------------------------------

                                                Year Ended                                      Year Ended
                                            December 31, 2002                               November 30, 2001
                              ----------------------------------------------  ----------------------------------------------
                                      Amount              Percentage of               Amount          Percentage of Average
                                                        Average Servicing
(Dollar amounts in thousands)                               Portfolio                                  Servicing Portfolio
----------------------------- ----------------------  ----------------------  ----------------------  ----------------------

Revenues                              $1,994,362           0.528%                     $1,749,766            0.584%
Servicing Hedge gains                  1,787,886           0.473%                      1,793,635            0.599%
Amortization                          (1,267,249)         (0.335%)                      (891,179)          (0.299%)
Impairment                            (3,415,311)         (0.904%)                    (2,349,408)          (0.784%)
Operating expense                       (489,335)         (0.129%)                      (349,349)          (0.116%)
Interest expense, net                   (212,152)         (0.056%)                      (300,846)          (0.100%)
                              ----------------------  ----------------------  ----------------------  ----------------------
Pre-tax loss                         ($1,601,799)         (0.423%)                     ($347,381)          (0.116%)
                              ======================  ======================  ======================

Average Servicing Portfolio         $377,999,000                                    $299,470,000
                              ======================                          ======================

----------------------------------------------------------------------------------------------------------------------------

The Loan Servicing Sector experienced significant losses during 2002. This was expected, given the increasing level of refinance activity that was driven by mortgage rates that reached forty-year lows. The Company’s MSRs and other retained interests represent the present value of cash flow streams that are closely linked to the expected life of the underlying servicing portfolio. The continued high level of actual and forecasted prepayment activity reduced the life of the servicing portfolio and thus the value of the Company’s related investments, as reflected by the combined impairment and amortization charge of $4.7 billion incurred in 2002.

The Servicing Hedge generated a gain of $1.8 billion during the period, which partially offset the combined impairment and amortization charge. Amortization and impairment, net of the Servicing Hedge, was $2.9 billion for 2002, an increase of $1.4 billion over 2001. In a stable interest rate environment, management would expect no significant impairment and would expect to incur expenses related to the Servicing Hedge driven primarily by the composition of the hedge, the shape of the yield curve and the level of interest rate volatility.

During 2002, the Company securitized a portion of its net servicing fees (“excess servicing”). Proceeds from the sale of these securities amounted to $566.6 million. Management believes such securitizations enable the Company to improve the overall returns on its MSR investment and more efficiently manage its capital.

Despite the level of prepayments, the Company increased its servicing portfolio to $452.4 billion at December 31, 2002, representing a 37% increase compared to November 30, 2001.

Loan Closing Services Sector

This sector is comprised of the LandSafe companies that provide credit reports, flood determinations, appraisals, property valuation services, title reports and home inspections primarily to the Loan Production Sector but increasingly to third parties as well. The Company’s integration of these previously outsourced services has provided not only incremental profits but also increased overall levels of service and quality control.

The LandSafe companies produced $70.0 million in pre-tax earnings in 2002, representing a 15% increase over 2001. The increase in LandSafe’s contribution to pre-tax earnings was primarily due to a 56% increase in the volume of closing services provided, which resulted from the increase in loan origination activity in the Loan Production Sector. Growth in revenues resulting from this increase in activity was partially offset by price reductions and by the discontinuation of LandSafe’s Northern California title operations. During 2002, 28% of LandSafe’s revenues were from third parties, as compared to 20% during 2001. Management believes that this percentage should continue to rise in the future.

The following table shows the number of units processed during the respective periods:

------------------------------------------------------------------------------------------------------------

                                                    Year Ended                         Year Ended
(In units)                                      December 31, 2002                  November 30, 2001
--------------------------------------------------------------------------  --------------------------------

Credit reports                                        4,618,599                         2,858,802
Automated property valuation services                 2,342,232                         1,664,065
Flood determinations                                  1,845,828                         1,060,939
Appraisals                                              484,162                           358,396
Other                                                   121,160                           110,136
                                         ---------------------------------  --------------------------------
     Total                                            9,411,981                         6,052,338
                                         =================================  ================================

------------------------------------------------------------------------------------------------------------

Non-Mortgage Banking Businesses

To leverage the Company’s mortgage banking platform, as well as to reduce the variability of earnings caused by changes in mortgage interest rates, the Company has expanded into non-mortgage banking businesses. The Company’s other business segments include Capital Markets, Insurance, Banking and Global Operations. Pre-tax earnings from these other businesses increased $187.1 million, or 99%, to $375.4 million in 2002 compared to 2001.

Insurance Segment

Segment pre-tax earnings decreased 8% from the year-ago period, to $82.4 million, primarily due a significant reduction in Balboa Life and Casualty’s pre-tax earnings that was largely offset by growth in Balboa Reinsurance’s pre-tax earnings. Following are the pre-tax earnings by business line:

-------------------------------------------------------------------------------------------------------

                                              Year Ended                          Year Ended
(Dollar amounts in thousands)              December 31, 2002                  November 30, 2001
----------------------------------  --------------------------------   --------------------------------

Carrier Operations
     Balboa Life and Casualty                          $2,614                           $30,098
     Balboa Reinsurance Company                        84,514                            57,926
                                    --------------------------------   --------------------------------
                                    --------------------------------   --------------------------------
                                                       87,128                            88,024
Agency operations                                        (506)                            2,853
Parent expenses                                        (4,190)                           (1,326)
                                    --------------------------------   --------------------------------
                                                      $82,432                           $89,551
                                    ================================   ================================

-------------------------------------------------------------------------------------------------------

The Company’s mortgage reinsurance business produced $84.5 million in pre-tax earnings, a 46% increase in comparison to 2001, driven by a 47% increase in net earned premiums. The increase in net earned premiums resulted from a 27% increase in the number of policies in force that was driven by growth in the Company’s loan servicing portfolio, coupled with an overall increase in the ceded premium percentage.

The Company’s Life and Casualty insurance business produced pre-tax earnings of $2.6 million, a decrease of $27.5 million, or 91% compared to 2001. The decline in earnings in 2002 was due to lower investment portfolio income and higher than expected claims costs related to certain homeowners’ reinsurance contracts that were subsequently terminated. Additional reserves also were booked related to certain other lender-placed insurance contracts due to observed losses higher than expectations. These lender-placed insurance contracts were subsequently favorably renegotiated. These amounts were partially offset by a $176.8 million, or 59%, increase in premiums earned during 2002 compared to 2001. Balboa Life and Casualty’s overall loss ratio was 58% and 50% in 2002 and 2001, respectively.

The agency was restructured in the fourth quarter to streamline its operations and focus on profitable activities.

Management believes that the actions taken properly position the carrier and the agency to resume their growth in profitability.

Both the carrier and agency operations showed significant growth in total policies-in-force in comparison to the comparable period a year ago. Following are the policies-in-force for each business line as of the respective dates listed in the table below:

--------------------------------------------------------------------------------------------------------

(Amounts in units)                           December 31, 2002                  November 30, 2001
----------------------------------   ----------------------------------   ------------------------------

Carrier Operations
     Balboa Life and Casualty                          3,106,917                         2,385,298
     Balboa Reinsurance Company                          414,832                           327,111
                                     ----------------------------------   ------------------------------
                                                       3,521,749                         2,712,409
                                     ==================================   ==============================

Agency Operations                                        660,577                           561,868
                                     ==================================   ==============================
--------------------------------------------------------------------------------------------------------

The increase in life and casualty policies is attributable to lender-placed property hazard and voluntary homeowners’ product lines. The growth in voluntary insurance was achieved through sales to the Company’s mortgage customer base through CIS as well as through increased third-party business. In terms of premiums, approximately 14% of Balboa Life and Casualty’s net earned premiums in 2002 were from voluntary homeowners’ policies; the balance of the net earned premiums was attributable to lender-placed insurance.

Balboa manages its insurance risk by reinsuring portions of its insured risk. Balboa seeks to earn profits by capitalizing on the Company’s customer base and its institutional relationships, as well as through operating efficiencies and sound underwriting.

Balboa Reinsurance historically has not realized insurance losses, owing to a generally strong economy, an even stronger housing market and the age of the underlying insured loans. During the year, the Company revised its reinsurance contracts, to provide additional coverage in exchange for additional ceded premiums. Management expects Balboa Reinsurance to incur insurance losses in the future as the underlying insured loans season.

Capital Markets Segment

The Capital Markets Segment achieved pre-tax earnings of $199.9 million for 2002, an increase of $115.1 million, or 136% compared to 2001. Total revenues were $374.9 million, an increase of $172.4 million, or 85% compared to 2001. Total securities trading volume increased 54% to $2.0 trillion. This performance was largely driven by a highly favorable operating environment consisting of a robust mortgage-backed securities market, high mortgage securities price volatility and low short-term financing costs.

The following table shows pre-tax earnings by company:

----------------------------------------------------------------------------------------------------------------
                                                       Year Ended                         Year Ended
(Dollar amounts in thousands)                       December 31, 2002                  November 30, 2001
------------------------------------------   --------------------------------  ---------------------------------

Countrywide Securities Corporation(1)                          $178,887                         $74,597
Countrywide Asset Management Corporation                         21,038                          10,242
                                             --------------------------------  ---------------------------------
                                                               $199,925                         $84,839
                                             ================================  =================================
----------------------------------------------------------------------------------------------------------------

(1) Includes CSE, CCMI and CCM, Inc.

The following table shows the composition of CSC’s trading volume, which includes trades with the Mortgage Banking Segment, by instrument:

----------------------------------------------------------------------------------------------------
                                           Year Ended                         Year Ended
(Dollar amounts in millions)            December 31, 2002                  November 30, 2001
-------------------------------  --------------------------------  ---------------------------------

Mortgage-backed securities                       $1,854,767                        $1,207,562
Government agency debt                               77,117                            49,987
Asset-backed securities                              52,536                            25,523
Other                                                 8,426                             7,868
                                 --------------------------------  ---------------------------------
                                                 $1,992,846                        $1,290,940
                                 ================================  =================================
----------------------------------------------------------------------------------------------------

CSC has successfully increased its share of the mortgage-backed securities market as evidenced by its league table rankings. Most notably, CSC was ranked fourth in underwriting non-agency MBS in 2002, up from seventh in 2001 (Source: Inside MBS and ABS). The increase in market share is the result of increased sales penetration achieved through the expansion of the sales force, an increase in trading personnel, the effective use of market and product research to attract institutional customers and an increase in mortgage conduit activities during 2002. Approximately 13% of the total trade volume was with CHL in 2002.

Approximately $82 million, or 22%, of the Segment’s revenues during 2002 resulted from its mortgage conduit activities. These activities generally involve brokering and securitizing prime, subprime and re-performing mortgage loans.

Management anticipates that the Capital Market Segment’s revenues and earnings likely will fall from the record levels achieved in 2002 as the highly favorable market conditions that existed in 2002 abate.

Global Operations Segment

For 2002, the Global Operations Segment’s pre-tax earnings totaled $5.2 million, representing an increase of $2.7 million in comparison to 2001. Results in the current period were positively impacted by the recognition of higher technology licensing fees related to GHL’s increased processing volumes for both originations and servicing.

In the fourth quarter of 2002, Global Home Loans Limited (“GHL”) finalized an agreement with the Barclays, plc, its joint venture partner, to provide origination processing, subservicing and delinquent servicing. GHL expanded its total volume of loans subserviced in the UK to over $90.1 billion, or over 1 million mortgage loans. In the future, GHL plans to provide its services to other financial institutions in the UK.

Banking Segment

The Banking Segment commenced operations in calendar 2001. The segment achieved pre-tax earnings of $84.0 million for 2002. The following is the composition of pre-tax earnings by company.

------------------------------------------------------------------------------------------------------------
                                                   Year Ended                         Year Ended
(Dollar amounts in thousands)                   December 31, 2002                  November 30, 2001
---------------------------------------  --------------------------------  ---------------------------------

Treasury Bank ("Bank") (1)                                  $51,721                           ($767)
Countrywide Warehouse Lending ("CWL")                        32,250                          11,083
                                         --------------------------------  ---------------------------------
                                                            $83,971                         $10,316
                                         ================================  =================================
------------------------------------------------------------------------------------------------------------

(1) Treasury Bank was acquired in May 2001.

The Bank produced pre-tax earnings of $51.7 million for 2002. The overall increase was primarily due to an increase in net interest income arising from growth in average earning assets and approximately $18 million in profits resulting from document custodian services provided to the Company's Mortgage Banking operation. Average earning assets increased to $3.4 billion for 2002, an increase of $3.2 billion in comparison to 2001. Asset growth was funded primarily by the transfer of mortgagor and investor impound accounts controlled by CHL from third party banks to the Bank, a capital contribution from Countrywide Financial Corporation, Federal Home Loan Bank advances and growth in the Bank's retail deposit base. The Bank's pre-tax return on assets for 2002 was 1.5%. The composition of the Bank's assets was as follows:

-----------------------------------------------------------------------------------------------------------------------------

(Dollar amounts in thousands)                                    December 31, 2002                  November 30, 2001
--------------------------------------------------------  --------------------------------  ---------------------------------

Cash                                                                        $163,547                   $           -
Short term investments                                                       300,000                         264,374
Loans receivable, net                                                      1,902,793                          35,772
Investment securities classified as available-for-sale                     2,590,789                         566,187
Other assets                                                                 153,690                          10,342
                                                          --------------------------------  ---------------------------------
Total                                                                     $5,110,819                        $876,675
                                                          ================================  =================================
-----------------------------------------------------------------------------------------------------------------------------

The Bank plans to increase assets to $22 billion by the end of 2004. The assets will be primarily mortgage loans sourced through the Company’s mortgage banking operation. Likewise, a significant portion of the Bank’s liabilities will come from the mortgage banking operation in the form of impound accounts. As a result of these synergies, Management is confident about achieving the Bank’s growth targets.

The Bank’s strategy entails holding loans in portfolio that historically would have been immediately securitized and sold in the secondary mortgage market. Management believes this strategy will increase earnings, as well as provide more stable earnings, over the long term; although in the short term, reported profits will be impacted by the reduction in gains otherwise recognizable at time of sale. The extent to which the Bank generates long-term incremental profits on a consolidated basis will depend largely on how the Bank’s overall cost of funds compare to the funding costs implicit in securitization.

CWL’s pre-tax earnings increased by $21.2 million during 2002 in comparison to 2001 primarily due to the growth in average outstanding mortgage warehouse advances partially offset by a decline in the average net spread from 2.29% during 2001 to 2.09% during 2002. For 2002, average mortgage warehouse advances outstanding were $1.8 billion, an increase of $1.2 billion in comparison to 2001.

Detailed Discussion of Consolidated Statement of Earnings

Gain on sale of loans and securities is summarized below for 2002 and 2001:

----------------------------------------------------------------------------------------------------------------------------------
                                                      Year Ended                                     Year Ended
                                                  December 31, 2002                               November 30, 2001
----------------------------------  -----------------------------------------------   --------------------------------------------
                                                               Percentage of Loans                           Percentage of Loans
(Dollar amounts in thousands)              Dollars                    Sold                Dollars                   Sold
----------------------------------  -----------------------   ---------------------   --------------------------------------------

Mortgage Banking:
     Prime First Mortgages                  $3,048,487                  1.33%             $1,366,216               1.20%
     Subprime Mortgages                        402,011                  4.64%                310,001               5.53%
     Prime Home Equity Mortgages               240,648                  3.35%                 98,551               3.99%
                                    -----------------------   ---------------------   -------------------  -----------------------
                                             3,691,146                  1.51%              1,774,768               1.46%
Capital Markets                                (19,647)                                       72,856
Other                                              948                                         1,507
                                    -----------------------                           -------------------
                                    -----------------------                           -------------------
                                            $3,672,447                                    $1,849,131
                                    =======================                           ===================
----------------------------------------------------------------------------------------------------------------------------------

Gain on sale of loans and securities increased in 2002 primarily due to higher production and sales volume and higher margins on Prime First Mortgages. Margins on Subprime and Prime Home Equity mortgages declined primarily due to a change in origination channel mix. A larger percentage of these mortgages were produced by WLD and CLD; these divisions traditionally have lower margins than the Company’s retail channels. Margins on Prime First Mortgages were high in both 2002 and 2001 on a relative historical basis, due largely to the very favorable mortgage market environment that prevailed during those years. That market was characterized by record consumer demand for mortgages and modest price competition by historical industry standards. Management expects margins, particularly on Prime First Mortgages, to decline in the future as the level of mortgage originations subsides.

The reduction in Capital Markets’ gain on sale of securities was largely due to the impact of the steepening yield curve on the mix of its revenues. Capital Markets’ revenues from its trading activities consist of gains on the sale of securities and net interest income. In a very steep yield curve environment, trading revenues will derive largely or entirely from net interest income earned during the securities’ holding period. As the yield curve flattens, the mix of revenues will shift toward gain on sale of securities.

In general, gain on sale of loans and securities is affected by numerous factors including the volume and mix of loans sold, production channel mix, the level of price competition and the slope of the yield curve.

Net interest income is summarized below for the periods ended 2002 and 2001.

------------------------------------------------------------------------------------------------------------------------
                                                                Year Ended                         Year Ended
(Dollar amounts in thousands)                               December 31, 2002                  November 30, 2001
---------------------------------------------------  ---------------------------------  --------------------------------

Net interest income:
    Mortgage loans and securities held for sale                   $525,434                            $241,257
    Capital Markets securities trading portfolio                   350,398                             113,011
    Servicing Sector interest expense                             (316,053)                           (331,541)
    Re-performing FHA and VA loans                                 134,191                              43,503
    Banking Segment loans and securities                            99,897                              17,909
    Custodial balances                                             (34,193)                            165,150
    Insurance Segment investments                                   27,773                              26,242
    Other                                                            4,783                               3,243
                                                     ----------------------------  --------------------------------
         Net interest income                                      $792,230                            $278,774
                                                     ============================  ================================
------------------------------------------------------------------------------------------------------------------------

The increase in net interest income from mortgage loans and securities held for sale reflects the growth in mortgage production combined with a higher overall net earnings rate (due to a steeper yield curve) during 2002. The Company finances the major portion of its mortgage loans and securities held for sale at prevailing short-term borrowing rates, which declined relative to the rate earned on the loans and securities when compared to the year-ago period.

The increase in net interest income from the Capital Markets securities trading portfolio is attributable to a 6% increase in the average inventory of securities held coupled with an increase in the average net spread earned from 0.65% in 2001 to 1.91% in 2002. The increase in the average net spread is the result of a steeper yield curve (as discussed above).

Re-performing FHA and VA loans are reinstated loans that had previously defaulted and were consequently re-purchased from mortgage securities issued by the Company or others. Such loans are subsequently securitized and re-sold. The increase in interest income related to this activity is a result of an increase in the volume of such loans purchased during 2002.

Interest expense in the Loan Servicing Sector decreased due to a decline in short-term rates (a portion of the Company’s long-term debt is variable rate), partially offset by an increase in the assets financed.

The increase in net interest income from the Banking Segment was largely attributable to year-over-year asset growth both in Treasury Bank and in the Company’s warehouse lending activities. Average assets in the Banking Segment increased to $5.2 billion in 2002, an increase of $4.4 billion. The increase in assets was partially offset by a decline in the average net spread from 2.26% in the twelve months ended November 30, 2001 to 1.94% in 2002.

Net interest income from custodial balances decreased due to a decline in the earnings rate, which is tied to short-term rates, from 3.90% in 2001 to 1.64% in 2002. The decrease in the earnings rate was partially offset by a $3.7 billion, or 50%, increase in the average custodial balances resulting from a larger portfolio and higher loan payoffs. (Custodial balances rise as loan payoffs increase because the Company holds the payoff funds for periods ranging from two to 45 calendar days, depending upon the payoff date and the investor servicing agreement.) Net interest income from custodial balances decreased also as a result of the general requirement of loan servicers to pass through interest on paid-off loans at the underlying security rates, which were significantly higher than the short-term rates earned by the Company. This reduced net interest income from custodial balances by $218.8 million and $128.5 million in 2002 and 2001, respectively.

Loan servicing fees and other income from retained interests is summarized below for 2002 and 2001:

----------------------------------------------------------------------------------------------------------
                                                  Year Ended                         Year Ended
(Dollar amounts in thousands)                 December 31, 2002                  November 30, 2001
-------------------------------------- ---------------------------------  --------------------------------

Service fees, net of guarantee fees                    $1,439,001                        $1,163,424
Income from other retained interests                      238,108                           155,319
Late charges                                              129,675                           115,229
Prepayment penalties                                      118,215                            68,345
Ancillary fees                                             54,181                            35,060
Global Segment subservicing fees                           49,742                            14,150
                                       ---------------------------------  --------------------------------
                                                       $2,028,922                        $1,551,527
                                       =================================  ================================
----------------------------------------------------------------------------------------------------------

The increase in servicing fees, net of guarantee fees, was principally due to a 26% increase in the average servicing portfolio, partially offset by a small reduction in the overall net service fee earned from 0.388% of the average portfolio balance during 2001 to 0.381% during 2002. The reduction in the overall net service fee was largely due to the securitization of excess service fees during 2002.

The increase in income from other retained interests was due primarily to an 18% increase in investment balances during 2002 combined with an increase in the yield of these investments from 16.8% in 2001 to 21.8% in 2002. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of nonconforming mortgage loans, particularly Subprime and Prime Home Equity loans.

Higher prepayment penalties in 2002 correspond to the increase in Subprime loan payoffs during 2002.

The increase in subservicing fees earned in the Global Segment was primarily due to the growth in 2002 combined with a change in accounting for GHL from the equity method to consolidation with CFC, resulting from an increase in the Company’s ownership interest in GHL in July 2001.

Impairment/recovery of retained interests and Servicing Hedge gains are detailed below for 2002 and 2001:

------------------------------------------------------------------------------------------------------------------------------
                                                                            Year Ended                     Year Ended
                                                                           December 31,                   November 30,
(Dollar amounts in thousands)                                                   2002                          2001
------------------------------------------------------------------  ----------------------------  ----------------------------

Impairment of retained interests:
    MSRs:
          Temporary (credited to impairment reserve)                          $1,126,343                    $1,061,176
          Permanent (credited to cost basis of MSRs)                           2,178,648                             -
          Reduction of MSR cost basis through application   of
          hedge accounting:
             Servicing Hedge gains applied                                             -                       665,441
             Change in fair value attributable to hedged risk                          -                       466,397
                                                                    ----------------------------  ----------------------------
                                                                    ----------------------------  ----------------------------
                                                                                       -                     1,131,838
                                                                    ----------------------------  ----------------------------
                                                                    ----------------------------  ----------------------------
         Total impairment of MSRs                                              3,304,991                     2,193,014
    Other retained interests (permanent)                                         110,320                       156,394
                                                                    ----------------------------  ----------------------------
                                                                    ----------------------------  ----------------------------
                                                                              $3,415,311                    $2,349,408
                                                                    ============================  ============================
                                                                    ============================  ============================
Servicing Hedge gains:
    Hedge gains recorded through earnings                                     $1,787,886                    $1,128,195
    Hedge gains applied to MSR basis                                                   -                       665,440
                                                                    ----------------------------  ----------------------------
                                                                              $1,787,886                    $1,793,635
                                                                    ============================  ============================
------------------------------------------------------------------------------------------------------------------------------

Impairment of MSRs and other retained interests resulted from a reduction in the estimated fair value of those investments driven primarily by declining mortgage rates during 2002 and 2001. In addition to the impairment charges, the Company recorded MSR amortization of $1,267 million and $891 million in 2002 and 2001, respectively. Rising mortgage rates in the future should result in an increase in the estimated fair value of the MSRs and recovery of all or a portion of the temporary impairment. The MSR amortization rate, which is tied to the expected net cash flows from the MSRs, likewise should reduce as mortgage rates rise.

Servicing Hedge gains were driven by declining interest rates during 2002 and 2001. The Servicing Hedge is intended to moderate the effect on earnings caused by changes in the fair value of MSRs and other retained interests that generally result from changes in mortgage rates. Rising interest rates in the future will result in Servicing Hedge losses.

Net insurance premiums earned are summarized below for 2002 and 2001:

----------------------------------------------------------------------------------------------------
                                            Year Ended                        Year Ended
(Dollar amounts in thousands)           December 31, 2002                  November 30, 2001
-------------------------------  ---------------------------------  --------------------------------

Balboa Life and Casualty                           $478,864                          $302,087
Balboa Reinsurance                                   82,817                            56,311
                                 ---------------------------------  --------------------------------
                                                   $561,681                          $358,398
                                 =================================  ================================
----------------------------------------------------------------------------------------------------

The increase in net insurance premiums earned is primarily due to an increase in policies in force in addition to an overall rise in reinsurance premium rates.

Commissions and other revenue consisted of the following in 2002 and 2001:

-----------------------------------------------------------------------------------------------------
                                             Year Ended                        Year Ended
(Dollar amounts in thousands)            December 31, 2002                  November 30, 2001
--------------------------------  ---------------------------------  --------------------------------

Credit report fees, net                              $57,142                           $39,287
Insurance agency commissions                          56,348                            44,153
Global processing fees                                48,404                            16,407
Appraisal fees, net                                   46,265                            39,000
Title services                                        35,554                            36,702
Other                                                115,147                            93,932
                                  ---------------------------------  --------------------------------
                                                    $358,860                          $269,481
                                  =================================  ================================
-----------------------------------------------------------------------------------------------------

The increase in credit report, appraisal and title services fees is primarily due to an increase in the volume of closing services provided resulting from the increase in loan origination activity in the Loan Production Sector.

The increase in insurance agency commission was primarily due to the increase in the policies in force.

The increase in processing fees earned in the Global Segment was primarily due to growth in number of loans processed combined with a change in accounting for GHL from the equity method to consolidation with CFC, resulting from an increase in the Company's ownership interest in CHL in July 2001.

Compensation expenses are summarized below for the periods ended December 31, 2002 and November 30, 2001:

------------------------------------------------------------------------------------------------------------------------------
                                                                 Year Ended December 31, 2002
                                ----------------------------------------------------------------------------------------------
                                       Mortgage                Other                    Corporate
(Dollar amounts in thousands)           Banking              Businesses               Administration          Total
------------------------------  ------------------------  --------------------  ------------------------  --------------------

Base salaries                               $592,531              $180,030                  $166,123              $938,684

Incentive bonuses                            595,272               114,324                    60,745               770,341

Payroll taxes and benefits                   139,298                33,415                    49,338               222,051
                                ------------------------  --------------------  ------------------------  --------------------

Total compensation expenses               $1,327,101              $327,769                  $276,206            $1,931,076
                                ========================  ====================  ========================  ====================

Average workforce, including
     temporary staff                          16,483                 3,617                    2,534                 22,634
                                ========================  ====================  ========================  ====================
------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                      Year Ended November 30, 2001
                                 ------------------------------------------------------------------------------------------
                                        Mortgage                Other               Corporate
(Dollar amounts in thousands)            Banking              Businesses          Administration           Total
------------------------------   ------------------------  --------------------  -------------------   --------------------

Base salaries                                $417,108               $98,912             $124,770             $640,790

Incentive bonus                               297,472                69,032               26,962              393,466

Payroll taxes and benefits                     84,315                14,376               30,643              129,334
                                 ------------------------  --------------------  -------------------   --------------------

Total compensation expenses                  $798,895              $182,320             $182,375           $1,163,590
                                 ========================  ====================  ===================   ====================

Average workforce, including
     temporary staff                           11,743                 1,966                1,942               15,652
                                 ========================  ====================  ===================   ====================
---------------------------------------------------------------------------------------------------------------------------

Compensation expense increased $767.5 million, or 66%, during 2002 in comparison to 2001.

Compensation expense in the Mortgage Banking Segment increased due to growth both in the level of loan production activity and in the size of the loan servicing portfolio. In the Production Sector, compensation expense increased 76% (salaries rose by 47% and incentive bonuses rose by 102%) as a result of a 50% increase in average staff to support 98% higher loan production. The relative increase in incentive bonuses reflects a shift towards a more incentive-based compensation structure within the Production Sector. In the Loan Servicing Sector, compensation expense rose 33% as a result of an increase in average staff of 26% to support a 37% increase in the loan servicing portfolio and a 70% increase in loan payoff activity.

Compensation expense increased in all of the other business segments reflecting their growth.

In the Insurance Segment, compensation expense increased by a combined $35.4 million, or 59%, as a result of a 45% increase in average staff to support 71% growth in written premiums and growth in the Insurance Segment's third-party insurance tracking operation.

Banking Segment compensation expense increased by $24.3 million from the prior period's start-up level of operations to accommodate the growth of the Bank's operations, primarily in its labor-intensive mortgage document custodian business.

In the Capital Markets Segment, incentive bonuses increased $40.3 million or 64%, reflecting growth in revenues of 85%.

The increase in compensation expense in the Global Segment of $34.7 million reflects a change in accounting for GHL from the equity method to consolidation with CFC, resulting from an increase in the Company's ownership interest in GHL in July 2001.

Compensation expense for Corporate Administration increased $93.8 million, or 51%, due to an increase in average staff of 30% (of which approximately one-third were related to corporate technology) to support the overall growth in the Company and higher incentive bonuses earned based upon the Company's increased profitability.

Occupancy and other office expenses for 2002 increased primarily to accommodate personnel growth in the Loan Production Sector, which accounted for 59% of the increase, as well as in the non-mortgage banking businesses, which accounted for 36% of the increase in this expense.

Marketing expenses increased $23.8 million in 2002 primarily to support growth in the non-mortgage banking operations and additional retail production initiatives such as growth in the sales force and business-to-business initiatives.

Insurance claims expenses were $277.6 million, or 49% of net insurance premiums earned for 2002, as compared to $148.6 million, or 41% of net insurance premiums earned for 2001. The increased loss ratio was attributable to Balboa Life and Casualty, whose loss ratio (including allocated loss adjustment expenses) increased from 50% for 2001 to 58% for 2002, due to higher claims experience in both voluntary homeowners' and lender-placed insurance lines. The level of losses recognized in a period depends on many factors, one being the occurrence of natural disasters.

Other operating expenses for 2002 and 2001 are summarized below:

----------------------------------------------------------------------------------------------------
                                            Year Ended                         Year Ended
(Dollar amounts in thousands)            December 31, 2002                 November 30, 2001
--------------------------------  --------------------------------  ---------------------------------

Insurance commission expense                        $117,030                        $  89,909
Bad debt expense                                      73,457                           45,049
Professional fees                                     57,748                           46,416
Travel and entertainment                              45,071                           25,786
Software amortization                                 26,479                           20,055
Insurance                                             19,779                           12,146
Taxes and licenses                                    24,577                           16,889
Other                                                 69,611                           47,675
                                  --------------------------------  ---------------------------------
                                                    $433,752                         $303,925
                                  ================================  =================================
----------------------------------------------------------------------------------------------------

Insurance commission expense as a percentage of insurance premiums earned declined from 25% to 21% between the two periods due to reduced contingent commissions accruing to insurance brokers as a result of higher-than anticipated insured losses from policies subject to the contingent commission arrangements.

Bad debt expense consists primarily of losses during the period arising from un-reimbursed servicing advances on defaulted loans, credit losses on repurchased or indemnified loans and defaulted VA-guaranteed loans. (See the "Credit Risk" section of this Report for a further discussion.)

COMPARISON OF RESULTS OF OPERATIONS FOR TEN MONTHS ENDED DECEMBER 31, 2001 (AUDITED) TO THE TEN MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED)

Consolidated Earnings Performance

The Company's diluted earnings per share for the ten months ended December 31, 2001 was $3.89. Net earnings increased 79% from the ten month period ended December 31, 2000. This record earnings performance was driven principally by the record level of mortgage loans produced by the Company--$124.0 billion--as compared to $54.7 billion for the ten months ended December 31, 2000.

Industry-wide, mortgage originations exceeded $2 trillion in calendar 2001 driven by record levels of refinance and housing activity in the United States. This historic level of activity was stimulated by mortgage rates that reached forty-year lows. The level of housing activity that resulted in almost $1 trillion in purchase mortgages is particularly noteworthy given the relative weakness in the overall national economy in 2001. The demand for mortgages produced both record volumes and production margins. The combination of record volumes and record margins increased loan production pre-tax earnings to $975.4 million for the ten month period, an increase of $869.1 million from the ten months ended December 31, 2000.

The Company significantly increased the number of sales and processing staff in its loan production divisions to cope with the increased demand. As volumes moderate, the incremental processing staff (which includes a substantial number of temporary employees) will be reduced. However, the Company plans to continue building its sales staff despite any potential drop in loan origination volume as a key component of its purchase market share growth initiative.

The Company experienced substantial repayments from its servicing portfolio during 2001. This, coupled with the expectation of continued higher-than-normal runoff as of year-end, resulted in significant amortization and impairment of the Company's MSRs and other retained interests, net of hedge gains, for the ten months ended December 31, 2001. The combined amortization and impairment of MSRs and other retained interests, net of hedge gain's, increased $896.6 million over the amount recorded for the ten months ended December 31, 2000.

On a combined basis, the Mortgage Banking Segment generated pre-tax earnings of $619.0 million, an increase of 85% in comparison to the ten months ended December 31, 2000.

The Company's non-mortgage banking businesses were also significant contributors to the period's earnings performance. In particular, the Capital Markets Segment had pre-tax earnings of $81.2 million, in comparison to $29.3 million for the period ended December 31, 2000. This segment was also a beneficiary of the robust activity in the mortgage-backed securities market, as well as the favorable yield curve. In total, non-mortgage banking businesses contributed $169.6 million in pre-tax earnings for the ten months ended December 31, 2001, in comparison to $89.7 million for the period ended December 31, 2000.

Operating Segment Results

The Company's pre-tax earnings by segment are summarized below:

----------------------------------------------------------------------------------------------------
                                                             Ten Months Ended
                                                               December 31,
                                    ----------------------------------------------------------------
(Dollar amounts in thousands)                       2001                         2000
---------------------------------   --------------------------------  ------------------------------
Mortgage Banking:
     Production                                      $975,363                      $106,240
     Servicing                                       (411,043)                      203,598
     Closing Services                                  54,653                        25,363
                                    --------------------------------  ------------------------------
          Total Mortgage Banking                      618,973                       335,201
                                    --------------------------------  ------------------------------

Other Businesses:
     Insurance                                         76,342                        59,604
     Capital Markets                                   81,160                        29,337
     Global Operations                                  1,942                         1,309
     Banking                                           12,431                          (207)
     Other                                             (2,229)                         (359)
                                    --------------------------------- -----------------------------
          Total Other Businesses                      169,646                        89,684
                                    --------------------------------  ------------------------------

Pre-tax earnings                                     $788,619                      $424,885
                                    ================================  ==============================
-------------------------------------------------------------------------------------------------------

Mortgage Banking Segment

The Mortgage Banking Segment is comprised of three distinct sectors: Loan Production, Loan Servicing and Loan Closing Services.

Loan Production Sector

The Loan Production Sector produces mortgage loans through CHL’s three production divisions - Consumer Markets, Wholesale Lending and Correspondent Lending and through Full Spectrum Lending, Inc.

The pre-tax earnings of the Production Sector are summarized below.

----------------------------------------------------------------------------------------------------------------------------------
                                                                      Ten Months Ended December 31,
                                       -------------------------------------------------------------------------------------------
   (Dollar amounts in thousands)                         2001                                           2000
 ------------------------------------- ----------------------------------------------  -------------------------------------------
 ------------------------------------- ----------------------------------------------  -------------------------------------------
                                                                   Percent of Loan                               Percent of Loan

                                             Dollars                    Volume             Dollars                   Volume
                                       ------------------------   -------------------  ----------------------   ------------------

   Revenues                                    $1,959,863               1.58%                   $767,825               1.40%
   Expenses                                       984,500               0.79%                    661,585               1.21%
                                       ------------------------   -------------------  ----------------------   ------------------
      Pre-tax earnings                           $975,363               0.79%                   $106,240               0.19%
                                       ========================   ===================  ======================   ==================
----------------------------------------------------------------------------------------------------------------------------------

Record demand for mortgages enabled the Loan Production Sector to achieve record profit margins (pre-tax earnings as a percentage of loan volume). The Loan Production Sector was capacity-constrained and price (i.e., points and fees charged) were used to regulate the volume. The sector operated on average at 95% of planned operation capacity for the period, which reduced per-unit costs. Because of the level of demand, the Loan Production Sector scaled back its marketing expenses.

The following table shows total loan volume by division:

--------------------------------------- -----------------------------------------------------
                                                          Mortgage Banking
                                                          Loan Production
                                        -----------------------------------------------------
                                                          Ten Months Ended
                                                            December 31,
(Dollar amounts in millions)
--------------------------------------- -----------------------------------------------------
                                              2001                             2000
                                        ------------------             ----------------------
     Correspondent Lending Division            $45,469                        $23,043
     Wholesale Lending Division                 39,312                         15,604
     Consumer Markets Division                  37,357                         14,684
      Full Spectrum Lending, Inc.                1,831                          1,367
                                        ------------------             ----------------------
                                              $123,969                        $54,698
                                        ==================             ======================

----------------------------------------------------------------------------------------------

The 127% overall increase in loan production volume was driven largely by refinances, although notably purchase-money loans increased 15%. The increase in purchase-money loans is significant as this is the stable growth component of the mortgage market (refinances are driven largely by prevailing mortgage rates). All divisions contributed to the increase in purchase-money loans. The following table summarizes loan production by purpose and by interest rate type:

------------------------------- -----------------------------------------------------
                                                  Mortgage Banking
                                                  Loan Production
                                -----------------------------------------------------
                                                  Ten Months Ended
(Dollar amounts in millions)                        December 31,
------------------------------- -----------------------------------------------------
                                         2001                          2000
                                ------------------------       ----------------------
Purpose:
     Purchase                           $46,276                        $40,040
     Non-purchase                        77,693                         14,658
                                ------------------------       ----------------------
                                       $123,969                        $54,698
                                ========================       ======================
Interest Rate Type:
     Fixed-Rate                        $108,596                        $42,163
     Adjustable Rate                     15,373                         12,535
                                ------------------------       ----------------------
                                       $123,969                        $54,698
                                ========================       ======================
------------------------------- -----------------------------------------------------

Also noteworthy was the volume of Prime Home Equity and Subprime mortgages produced during the current period which increased 33% in comparison to the ten months ended December 31, 2000. The following table summarizes this production:

------------------------------- -----------------------------------------------------
                                                 Mortgage Banking
                                              Prime Home Equity and
                                                Subprime Mortgage
(Dollar amounts in millions)                     Ten Months Ended
                                                   December 31,
------------------------------- -----------------------------------------------------
                                     2001                             2000
                                ------------------             ----------------------
     Subprime                           $5,579                         $3,905
     Prime Home Equity                   5,657                          4,500
                                ------------------             ----------------------
                                       $11,236                         $8,405
                                ==================             ======================
------------------------------- -----------------------------------------------------

Prime Home Equity and Subprime mortgages carry higher profit margins historically and the demand for such mortgages is believed to be less rate sensitive than the demand for Prime First Mortgage loans.

The Company successfully retained a significant percentage of the customers who prepaid their mortgage during the period. The overall retention rate was 35%; for retail customers the rate was 41%. Notably, 63% of the Consumer Market Division's total loan production during the period was sourced from the Company's servicing portfolio. The high retention rates during the most recent period were due, in part, to the high level of refinances. The Company has been most successful in retaining customers who refinance their existing mortgage in such an environment. During the ten months ended December 31, 2001, 86% of the Consumer Markets Division's refinance loan volume was from existing mortgage customers. This synergy is a major source of intrinsic value derived from the Company's MSR investment.

The Consumer Markets Division also successfully grew its commissioned sales force during the period, ending the year with 1,393 salespeople on staff. The increased sales capacity was a major reason for the growth in purchase-money loans.

At December 31, 2001, the Company held $3.3 billion of recently produced Prime Home Equity mortgage loans in inventory. Had the Company securitized and sold these loans on that date, the Production Sector would have recognized an additional gain on sale of approximately $100 million. The Company elected to defer the sale of these loans because of its available financing capacity, improved overall economics and the planned transfer of a portion of the loans to Treasury Bank as a portfolio investment.

During the ten months ended December 31, 2001, the Loan Production Sector operated at approximately 95% of planned operational capacity. (The primary capacity constraint in the Company's loan origination activities is the number of loan operations personnel it has on staff. Therefore, the Company measures planned capacity with reference to the number of loan operations personnel it has on staff multiplied by the number of loans it expects each available loan operations staff person to process under normal conditions.) The Company continued to increase the number of sales and operations staff in its loan production divisions to cope with the ongoing demand. When volumes moderate, the operations staff (including a significant number of temporary employees) will be reduced. However, the Company plans to continue building its sales staff despite any potential drop in loan origination volume as a primary means to grow market share.

The following table summarizes the Loan Production Sector workforce:

-----------------------------------------------------------------------------------------------
                                               Workforce At December 31,
                            -------------------------------------------------------------------
                                          2001                               2000
--------------------------  ---------------------------------  --------------------------------

Sales                                        3,952                             2,624
Operations:
     Regular employees                       3,495                             2,079
     Temporary staff                         1,151                               214
                            ---------------------------------  --------------------------------
                                             4,646                             2,293
Production technology                          322                               118
Administrative and support                     744                               922
                            ---------------------------------  --------------------------------
                                             9,664                             5,957
                            =================================  ================================
-----------------------------------------------------------------------------------------------

Loan Servicing Sector

The Loan Servicing Sector reflects the performance of the Company's investments in MSRs and other retained interests, as well as profits from sub-servicing activities in the United States. At December 31, 2001, the Loan Servicing Sector employed approximately 4,000 employees that service the Company's 3.2 million mortgage customers. How effectively this servicing operation manages costs and generates ancillary income from the loan servicing portfolio has a significant impact on the long-term performance of this sector.

The following table summarizes Loan Servicing Sector pre-tax earnings:

---------------------------------------------------------------------------------------------------------------------------------
                                                                  Ten Months Ended December 31,
                                 ------------------------------------------------------------------------------------------------
                                                     2001                                              2000
                                 ---------------------------------------------   ------------------------------------------------
                                         Dollar             Percentage of                Dollar           Percentage of Average
                                                          Average Servicing
(Dollar amounts in thousands)                                Portfolio(1)                                Servicing Portfolio(1)
------------------------------   ----------------------  ---------------------   ---------------------- -------------------------

Revenues                                  $1,496,816          0.584%                    $1,225,368            0.555%
Servicing Hedge gains                        908,993          0.355%                       469,062            0.212%
Amortization                                (805,533)        (0.314%)                     (412,541)          (0.187%)
Impairment                                (1,472,987)        (0.575%)                     (529,431)          (0.240%)
Operating expense                           (324,114)        (0.126%)                     (227,496)          (0.103%)
Interest expense, net                       (214,218)        (0.084%)                     (321,364)          (0.145%)
                                 ----------------------  ---------------------   ---------------------- -------------------------
Pre-tax expense                            ($411,043)        (0.160%)                     $203,598            0.092%
                                 ======================  =====================   ====================== =========================

Average Servicing Portfolio            $307,386,000                                    $265,024,000
---------------------------------------------------------------------------------------------------------------------------------
(1) Annualized

The Loan Servicing Sector experienced losses during the period ended December 31, 2001. This was not unexpected given the level of refinance activity that prevailed during the period. The Company's MSRs and other retained interests represent the present value of cash flow streams that are closely linked to the life of the underlying servicing portfolio. The substantial increase in actual and forecasted prepayment activity reduced the life of the servicing portfolio and thus the value of the Company's related investments, as reflected by the combined impairment and amortization charge of $2.3 billion incurred in the period.

The MSR impairment charge was partially offset by a Servicing Hedge gain of $0.9 billion. The amortization and impairment, net of the Servicing Hedge, of $1.4 billion for the period is in tandem with the high level of profits generated by the Loan Production Sector.

Despite the level of prepayments, the Company was able to increase its servicing portfolio to $336.6 billion at December 31, 2001, an 18% increase from the prior year. At the same time, the overall weighted-average note rate was reduced from 7.8% to 7.5%.

Loan Closing Services Sector

The LandSafe companies produced $54.7 million in pre-tax earnings, a 115% increase over the year-ago period. This increase was in line with the Company's growth in loan production. During the period, approximately 22% of LandSafe's revenues were from third parties. Management believes that percentage will rise in the future.

The following table shows the units processed during the respective periods:

--------------------------------------------- -------------------------------- ----- -------------------------------
                                                                  Ten Months Ended December 31,
                                              ----------------------------------------------------------------------
(Amounts in units)                                         2001                                   2000
                                              --------------------------------       -------------------------------

      Credit Reports                                         2,580,917                            1,355,873
      Flood Determinations                                   1,019,850                              477,168
      Appraisals                                               328,461                              195,981
      Automated Property Valuation Services                  1,574,874                              507,727
      Title Reports                                             37,314                               18,412
      Default Title Orders                                      23,898                               24,152
      Other Title and Escrow Services                           35,593                               19,186
                                              --------------------------------       -------------------------------
                                                             5,600,907                            2,598,499
                                              ================================       ===============================
--------------------------------------------- -------------------------------- ----- -------------------------------

Non-Mortgage Banking Businesses

The Company's other business segments include Capital Markets, Insurance, Banking and Global Operations. Pre-tax earnings from these other businesses increased $80.0 million in the ten months ended December 31, 2001 over the ten months ended December 31, 2000.

Insurance Segment

Insurance segment pre-tax earnings increased 28% over the prior year, to $76.3 million. Following is the pre-tax earnings by business line:

---------------------------------------- ---------------------------- ----- --------------------------
                                                         Ten Months Ended December 31,
                                         ---------------------------- ----- --------------------------
 (Dollar amounts in thousands)                      2001                               2000
                                         ----------------------------       --------------------------

      Carrier Operations
         Balboa Life and Casualty                     $22,862                            $17,377
         Balboa Reinsurance Company                    49,366                            38,695
                                         ----------------------------       --------------------------
                                                       72,228                            56,072

     Agency Operations                                  5,708                             3,593
     Parent Expenses                                   (1,594)                              (61)
                                         ----------------------------       --------------------------
                                                      $76,342                           $59,604
                                         ============================       ==========================
---------------------------------------- ---------------------------- ----- --------------------------

Balboa Life and Casualty's increase was attributable to growth both in its forced-order and voluntary lines. The growth in voluntary insurance was achieved through penetration of the Company's mortgage customer base through Countrywide Insurance Services, Inc. During the period ended December 31, 2001, Balboa underwrote approximately 37% of the policies placed by Countrywide Insurance Services, Inc. Balboa Reinsurance's increase in premiums was due to growth in the Company's servicing portfolio, as well as to increased reinsurance coverage provided to various mortgage insurance companies on existing policies.

Both the carrier and agency operations showed significant growth in total policies in-force in comparison to the prior period. Following are the policies in-force for each business line as of the respective dates:

------------------------------------------------------------------------------------------------
                                                            December 31,
                                     -----------------------------------------------------------
(Amounts in units)                               2001                           2000
-----------------------------------  -----------------------------   ---------------------------

Carrier Operations
     Balboa Life and Casualty                          2,434,100                    1,963,767
     Balboa Reinsurance Company                          332,017                      270,002
                                     -----------------------------   ---------------------------
                                                       2,766,117                    2,233,769
                                     =============================   ===========================

Agency Operations                                        565,571                      498,021
                                     =============================   ===========================
------------------------------------------------------------------------------------------------

The increase in life and casualty policies is attributable to lender-placed property hazard and voluntary homeowners’ product lines. The growth in voluntary insurance was achieved through sales to the Company’s mortgage customer base through Countrywide Insurance Services, Inc., as well as through increased third-party business.

Insurance claims expenses incurred by Balboa Life and Casualty grew in line with the increase in net earned premiums. Balboa manages its insurance risk through the purchase of reinsurance. Balboa seeks to earn profits by capitalizing on the Company’s customer base and its institutional relationships, as well as through operating efficiencies and sound underwriting.

Balboa Reinsurance historically has not experienced insurance losses, owing to a strong economy and to an even stronger housing market. During the year the Company revised its reinsurance contracts, in essence providing additional coverage in exchange for additional ceded premiums. Consequently, management expects Balboa Reinsurance to incur insurance losses in the future, although absent a significant housing recession management believes Balboa Reinsurance’s profits will continue to rise in tandem with the servicing portfolio.

Capital Markets Segment

The Capital Markets Segment (“CCM”) achieved record earnings of $81.2 million for the ten month period, a 177% increase from the ten month period ended December 31, 2000. CCM capitalized on the robust mortgage-backed securities market, price volatility and low short-term interest rates that prevailed during the period. Countrywide Securities Corporation, the Company’s broker-dealer, saw its total trading volume increase 112% to $1.2 trillion. Countrywide Asset Management Corporation also benefited from the low interest rate environment.

The following table shows pre-tax earnings by company:

------------------------------------------ ----------------------- ----- -----------------------
                                                       Ten Months Ended December 31,
                                           ----------------------- ----- -----------------------
(Dollar amounts in thousands)                       2001                          2000
                                           -----------------------       -----------------------

Countrywide Securities Corporation(1)                   $66,270                      $27,514
Countrywide Asset Management Corporation                 14,890                        1,823
                                           -----------------------       -----------------------
                                                        $81,160                      $29,337
                                           =======================       =======================
------------------------------------------ ----------------------- ----- -----------------------
(1) Includes CSE, CCMI and CCM, Inc.

The following table shows the composition of CSC’s trading volume, which includes trades with the Mortgage Banking Segment, by instrument:

--------------------------------- --------------------------------- ----- -----------------------
                                                     Ten Months Ended December 31,
                                  -------------------------------    ----------------------------
(Dollar amounts in thousands)                   2001                             2000
                                  -------------------------------    ----------------------------

     Mortgage-backed securities             $1,089,406                           $530,951
      Government agency debt                    48,346                             12,423
     Asset-backed securities                    20,460                             10,727
     Other                                      11,142                              2,190
                                  -------------------------------    ----------------------------
                                            $1,169,354                           $556,291
                                  ===============================    ============================
-------------------------------------------------------------------------------------------------

Approximately $40.4 million of CSC’s pre-tax earnings during the period resulted from its mortgage conduit activities. These activities generally involve brokering and securitizing prime, subprime and re-performing mortgage loans. Countrywide Asset Management Corporation’s earnings stemmed primarily from the securitization of re-performing FHA and VA loans.

Global Operations Segment

The Global Operation’s segment pre-tax earnings totaled $1.9 million for the ten months ended December 31, 2001, representing a 48% increase over the comparable period in the prior year. The increase was primarily attributable to higher negotiated fees and to greater processing volume and improved productivity.

Banking Segment

The Banking Segment, which commenced operations in calendar 2001, recorded pre-tax earnings of $12.4 million for the ten months ended December 31, 2001. The following table presents pre-tax earnings by company:

--------------------------------------------- ----------------------------- ----- ---------------------------
                                                               Ten Months Ended December 31,
                                              ---------------------------------------------------------------
 (Dollar amounts in thousands)                            2001                               2000
                                              -----------------------------       ---------------------------

     Countrywide Warehouse Lending ("CWL")                 $12,311                               $506
     Treasury Bank ("Bank")                                    120                               (713)
                                              -----------------------------       ---------------------------
                                                           $12,431                              ($207)
                                              =============================       ===========================
--------------------------------------------- ----------------------------- ----- ---------------------------

The record level of activity in the mortgage originations market enhanced earnings for CWL during the period, as CWL's secured loans outstanding reached a peak of $1.4 billion.

Detailed Discussion of Consolidated Statement of Earnings

Gain on sale of loans and securities is summarized below for the ten months ended December 31, 2001 and 2000.

------------------------------------------------------------------------------------------------------------------------------------
                                                                      Ten Months Ended December 31,
                                     -----------------------------------------------------------------------------------------------
                                                          2001                                              2000
-----------------------------------  -----------------------------------------------   ---------------------------------------------
                                                                Percentage of Loans                              Percentage of Loans
(Dollar amounts in thousands)               Dollars                    Sold                   Dollars                   Sold
-----------------------------------  -----------------------   ---------------------   ---------------------------------------------

Mortgage Banking:
     Prime First Mortgages                   $1,405,032                  1.22%                  $385,989               0.84%
     Subprime Mortgages                         233,354                  5.38%                   216,801               5.34%
     Prime Home Equity Mortgages                 59,681                  4.09%                   101,868               3.52%
                                     -----------------------   ---------------------   ----------------------  ---------------------
                                              1,698,067                  1.40%                   704,658               1.33%
Capital Markets                                  41,917                                           64,960
Other                                             1,615                                                -
                                     -----------------------                           ----------------------
                                             $1,741,599                                         $769,618
                                     =======================                           ======================
------------------------------------------------------------------------------------------------------------------------------------

Gains on the sale of loans and securities increased during the ten months ended December 31, 2001 as compared to the ten months ended December 31, 2000 due to increased loan production and improved loan sale margins on Prime First Mortgages, partially offset by reduced sales of high-margin Prime Home Equity mortgage.

The reduction in Capital Markets' gain on sale of securities was largely due to the impact of the steepening yield curve on the mix of its revenues. Capital Markets' revenues from its trading activities consist of gains on the sale of securities and net interest income. In a very steep yield curve environment, trading revenues will derive largely or entirely from net interest income earned during the securities' holding period. As the yield curve flattens, the mix of revenues will shift toward gain on sale of securities.

In general, gain on sale of loans and securities is affected by numerous factors including the volume and mix of loans produced and sold, production channel mix, the level of price competition and the slope of the yield curve.

Net interest income is summarized below for the ten months ended December 31, 2001 and 2000.

--------------------------------------------------------------------------------- ----- --------------------------------
                                                                      Ten Months Ended December 31,
                                                  ----------------------------------------------------------------------
 (Dollar amounts in thousands)                                 2001                                   2000
                                                  -------------------------------       --------------------------------

Net interest income:
  Mortgage loan and securities held for sale                    $257,468                              $68,354
  Capital Markets securities trading portfolio                   123,623                               18,881
  Servicing Sector interest expense                             (254,213)                            (327,346)
  Re-performing FHA and VA loans                                  55,161                                4,761
  Banking Segment loans and securities                            20,508                                1,452
  Insurance Segment investments                                   21,921                               20,036
  Custodial balance benefit                                      104,484                              199,647
  Other                                                            2,925                                2,167
                                                  -------------------------------       --------------------------------
     Net interest income (expense)                              $331,877                             ($12,048)
                                                  ===============================       ================================
--------------------------------------------------------------------------------- ----- --------------------------------

The increase in net interest income from mortgage loans and securities held for sale reflects the growth in mortgage production combined with a higher overall net earnings rate (due to a steeper yield curve), during the ten months ended December 31, 2001 in comparison to the ten months ended December 31, 2000. The Company finances the major portion of its mortgage loans and securities held for sale at prevailing short term borrowing rates, which declined relative to the rate earned on the loans and securities when compared to the year-ago period.

Net interest income earned in the Capital Markets Segment is primarily related to its trading portfolio. The increase is attributable to an increase in the volume of securities traded coupled with the affect of a steeper yield curve (as discussed above).

Interest expense in the Loan Servicing Sector decreased due to a decline in short-term rates (a portion of the Company's long-term debt is variable rate), partially offset by an increase in the assets financed.

Re-performing FHA and VA loans are reinstated loans that had previously defaulted and were consequently re-purchased from mortgage securities issued by the Company or others. Such loans are subsequently securitized and re-sold. The increase in interest income related to this activity is a result of an increase in the volume of such loan purchased.

The increase in net interest income from the Banking Segment was largely attributable to year-over-year asset growth both, in Treasury Bank and in the Company's warehouse lending activities.

Net interest income from custodial balances decreased due to a decline in the earnings rate, which is tied to short-term rates, partially offset by higher average custodial balances resulting from a larger portfolio and higher loan payoffs. Net interest income from custodial balances decreased also as a result of the general requirement of loan servicers to pass through interest on paid-off loans at the underlying security rates, which were significantly higher than the short-term rates earned by the Company. This reduced net interest income from custodial balances by $133.5 million and $36.2 million in the ten months ended December 31, 2001 and 2000, respectively.

Loan servicing fees and income from other retained interests is summarized below for the ten months ended December 31, 2001 and December 31, 2002:

-------------------------------------------------------------------------------------------------------------
                                                             Ten Months Ended December 31,
(Dollar amounts in thousands)                           2001                               2000
----------------------------------------  ---------------------------------  --------------------------------

Service fees, net of guarantee fees                       $1,005,797                          $805,418
Income from other retained interests                         135,918                            94,100
Late charges                                                  97,767                            72,281
Prepayment penalties                                          74,814                            16,514
Ancillary fees                                                35,943                            12,249
Global Sector subservicing fees                               17,142                                 -
                                          ---------------------------------  --------------------------------
                                                          $1,367,381                        $1,000,562
                                          =================================  ================================
-------------------------------------------------------------------------------------------------------------

The increase in servicing fees, net of guarantee fees, was principally due to a 16% increase in the average servicing portfolio, combined with an increase in the overall net service fee earned from 0.365% of the average outstanding portfolio during the 10 months ended December 31, 2000 to 0.393% during the ten months ended December 31, 2001.

The increase in income from other retained interests was due primarily to an increase in investment balances during the ten months ended December 31, 2001. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of nonconforming mortgage loans, particularly subprime and home equity loans.

Higher prepayment penalties in the ten months ended December 31, 2001 correspond to the increase in loan payoffs during that period.

The increase in the subservicing fees in the Global Sector reflects a change in accounting for GHL from the equity method to consolidation with CFC, resulting from an increase in the Company’s ownership interest in GHL in July 2001.

Impairment of retained interests and Servicing Hedge gains are summarized below for the ten months ended December 31, 2001 and December 31, 2000.

-------------------------------------------------------------------------------------------------------------------------------
                                                                                 Ten Months Ended December 31,
                                                                 --------------------------------------------------------------
 (Dollar amounts in thousands)                                               2001                             2000
---------------------------------------------------------------  ------------------------------  ------------------------------

Impairment of retained interests:
    MSRs:
          Temporary (credited to impairment reserves)                          $857,380                          $60,867
          Reduction of MSR cost basis through application
             of hedge accounting:
               Servicing Hedge gains applied                                          -                          459,875
               Change in fair value attributable to hedged risk                 466,397                                -
                                                                 ------------------------------  ------------------------------
                                                                                466,397                          459,875
                                                                 ------------------------------  ------------------------------
         Total impairment of MSRs                                             1,323,777                          520,742
    Other retained interests (permanent)                                        149,210                            8,689
                                                                 ------------------------------  ------------------------------
                                                                             $1,472,987                         $529,431
                                                                 ==============================  ==============================
Servicing Hedge gains:
    Hedge gains  recorded through earnings                                     $908,993                       $    9,187
    Hedge gains applied to MSR basis                                                  -                          459,875
                                                                 ------------------------------  ------------------------------

                                                                               $908,993                         $469,062
                                                                 ==============================  ==============================
-------------------------------------------------------------------------------------------------------------------------------

Impairment of MSRs and other retained interests resulted from a reduction in the estimated fair value of those investments driven primarily by declining mortgage rates during the ten months ended December 31, 2001and 2000. In addition to the impairment charges, the Company recorded MSR amortization of $805.5 million and $412.5 million in the ten months ended December 31, 2001 and 2000, respectively.

Servicing Hedge gains were driven by declining interest rates during the ten months ended December 31, 2001 and 2000.

Net insurance premiums earned are summarized below for the ten months ended December 31, 2001 and 2000:

----------------------------------------------------------------------------------------------------
                                                    Ten Months Ended December 31,
(Dollar amounts in thousands)                  2001                              2000
-------------------------------  ---------------------------------  --------------------------------

Balboa Life and Casualty                           $267,572                          $186,715
Balboa Reinsurance                                   48,860                            36,557
                                 ---------------------------------  --------------------------------
                                                   $316,432                          $223,272
                                 =================================  ================================
----------------------------------------------------------------------------------------------------

The increase in net insurance premiums earned is primarily due to an increase in policies in-force.

Commissions and other revenue consisted of the following for the ten months ended December 31, 2001 and 2000:

------------------------------------------------------------------------------------------------------
                                                     Ten Months Ended December 31,
(Dollar amounts in thousands)                    2001                              2000
---------------------------------  ---------------------------------  --------------------------------

Credit report fees, net                               $35,179                           $20,615
Insurance agency commissions                           39,222                            32,464
Appraisal fees, net                                    35,771                            19,010
Title services                                         32,960                            19,203
Global processing fees                                 18,387                             2,758
Other                                                  86,400                            40,764
                                   ---------------------------------  --------------------------------
                                                     $247,919                          $134,814
                                   =================================  ================================
------------------------------------------------------------------------------------------------------

The increase in credit report, appraisal and title services fees is primarily due to an increase in the volume of closing services provided resulting from the increase in loan origination activity in the Loan Production Sector.

The increase in insurance agency commission was primarily due to the increase in the policies in-force.

The increase in processing fees earned in the Global Segment was primarily due to growth in number of loans processed combined with a change in accounting for GHL from the equity method to consolidation with CFC, resulting from an increase in the Company's ownership interest in CHL in July 2001.

Compensation expenses are summarized below for the ten months ended December 31, 2001 and 2000.

 ------------------------------- --- --------- ------------------------------------------------------------------- -------- ---

 (Dollar amounts in thousands)                         Ten Months Ended December 31, 2001
                                 --- --------- -------------------------------------------------------------- --- ----- -------
 -------------------------------
                                    Mortgage Banking             Other                 Corporate
                                                               Businesses           Administration              Total
 ------------------------------- ---------------------- ---------------------- ----------------------- ------------------------

 Base salaries                             $ 368,568            $    93,397              $ 109,475                $ 571,440

 Incentive bonus                             299,107                 64,375                 25,201                  388,683

 Payroll taxes and benefits                   74,748                  9,378                 30,978                  115,104
                                 ---------------------- ---------------------- ----------------------- ------------------------
 Compensation expenses                     $ 742,423              $ 167,150              $ 165,654              $ 1,075,227
                                 ====================== ====================== ======================= ========================

 Average workforce, including
 temporary staff                              12,661                  2,268                 2,031                    16,960
                                 ====================== ====================== ======================= ========================
------------------------------- --- --------- ------------------------------------------------------------------- -------- ---

------ ------------------------------ --- --------- -----------------------------------------------------------------
       (Dollar amounts in thousands)                        Ten Months Ended December 31, 2000
                                      --- --------- ------------------------------------------------------------- --- ----- -------
------ ------------------------------
                                         Mortgage Banking             Other                 Corporate
                                                                    Businesses           Administration             Total
------ ------------------------------ ---------------------- ---------------------- ---------------------- ------------------------

       Base salaries                            $ 302,581               $ 55,410               $ 90,653               $ 448,644

       Incentive bonus                             93,369                 29,141                 14,833                 137,343

       Payroll taxes and benefits                  53,939                  7,470                 15,871                  77,280
                                      ---------------------- ---------------------- ---------------------- ------------------------
       Compensation expenses                    $ 449,889               $ 92,021              $ 121,357               $ 663,267
                                      ====================== ====================== ====================== ========================

       Average workforce, including
       temporary staff                              9,313                  1,383                 1,859                   12,555
                                      ====================== ====================== ====================== ========================
------ ------------------------------ ---------------------- ---------------------- ---------------------- ------------------------

The amount of salaries increased during the ten months ended December 31, 2001 as compared to the ten months ended December 31, 2000 primarily due to an increase within the Mortgage Banking Segment. This increase was due to a significant increase in production volume and to growth in the loan servicing portfolio. To a lesser extent, increased activity in the Other Businesses, including consolidation of a previously non-consolidated European mortgage banking joint venture, also contributed to the increase in salaries. Incentive bonuses earned during the ten months ended December 31, 2001 increased primarily due to an increase in production volume, additional commissioned sales personnel in the Loan Production Sector of the Mortgage Banking Segment and increased trading activity in the Capital Markets Segment.

Occupancy and other office expenses for the ten months ended December 31, 2001 increased primarily due to growth in the Loan Production Sector of the Mortgage Banking Segment and, to a lesser extent, to growth in the Diversified Businesses segment.

Marketing expenses for the ten months ended December 31, 2001 decreased 13% to $54.1 million as compared to $62.0 million for the ten months ended December 31, 2000. The decline reflects the customer demand for mortgage loans during the period.

Insurance claims expenses are attributable to insurance claims in the Insurance Segment. Insurance losses were

$134.8 million or 34% of Insurance Segment revenues, for the ten months ended December 31, 2001 as compared to $88.1 million and 32% of Insurance Segment revenues, for the ten months ended December 31, 2000. The level of losses recognized in a period is dependent on many factors, one being the occurrence of natural disasters.

Other operating expenses for the ten months ended December 31, 2001 and December 31, 2000 are summarized below.

--------- --------------------------------- ---------------------------------------------
                                                          Ten Months Ended
          (Dollar amounts in thousands)                     December 31,
--------- --------------------------------- ---------------------------------------------
                                                  2001                        2000
                                            ------------------         ------------------

          Insurance commission expense           $  84,158                  $   49,478
          Professional fees                         43,877                      17,485
          Bad debt expense                          54,442                      21,842
          Software amortization                     14,842                      20,807
          Travel and entertainment                  23,874                      20,907
          Taxes and Licenses                        14,943                      12,156
          Insurance                                 10,166                       8,153
          Other                                     45,075                      37,911
                                            ------------------         ------------------
                                                  $291,377                    $188,739
                                            ==================         ==================
-----------------------------------------------------------------------------------------

During the ten months ended December 31, 2001, insurance commission expense increased due to increases in the amount of insurance business underwritten.

Professional fees increased primarily due to increased costs arising from the Company’s growth and diversification efforts.

Bad debt expense consists primarily of losses during the period arising from un-reimbursed servicing advances on defaulted loans, credit losses on repurchased or indemnified loans and defaulted VA-guaranteed loans. (See the “Credit Risk” section of this Report for a further discussion.)

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk through the natural counterbalance of its loan production and servicing businesses. The Company also uses various financial instruments, including derivatives, to manage the interest rate risk related specifically to its Committed Pipeline, Mortgage Loan Inventory and MBS held for sale, MSRs, trading securities and other retained interests as well as a portion of its debt. The overall objective of the Company’s interest rate risk management activities is to reduce the variability of reported earnings caused by changes in interest rates.

Committed Pipeline and Mortgage Inventory

The Company’s loan production consists primarily of fixed-rate mortgages. Fixed-rate mortgages, like other fixed-rate debt instruments, are subject to a loss in value when market interest rates rise. The Company is exposed to such losses from the time an interest rate lock commitment (“IRLC”) is made to an applicant (or financial intermediary) to the time the related mortgage loan is sold. To manage this risk of loss, the Company utilizes derivatives; primarily forward sales of MBS and options to buy and sell MBS, as well as options on Treasury futures contracts.

The Company ensures that substantially all fixed-rate Mortgage Loan Inventory is covered at all times by net forward sales of MBS. (The net forward sales may be comprised of forward sales of MBS partially offset by forward purchases of MBS.)

The Committed Pipeline consists of loan applications in process where the Company has issued IRLCs to the applicants (or financial intermediaries). The interest rate risk management of the Committed Pipeline is complicated by the fact that the ultimate percentage of applications that close within the terms of the IRLC is variable. The primary factor that drives the variability of the closing percentage is changes in mortgage rates. In general, the percentage of applications in the Committed Pipeline that ultimately close within the terms of the IRLC increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicants’ committed rates. The closing percentage is also influenced by the source of the applications, age of the applications, purpose for the loans (purchase or refinance) and the application approval rate. The Company has developed closing ratio estimates (“Fallout Curves”) for the Committed Pipeline using its empirical data taking into account all of these variables. The Fallout Curves also take into account renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The Fallout Curves are revised periodically using the most current empirical data.

To manage the interest rate risk associated with the Committed Pipeline, the Company uses a combination of net forward sales of MBS and “put” and “call” options on MBS or Treasury Futures. As a general rule, the Company enters into forward sales of MBS in an amount equal to the portion of the Committed Pipeline expected to close, assuming no change in mortgage rates. The Company acquires put and call options to protect against the variability of loan closings caused by changes in mortgage rates, utilizing the current Fallout Curves to determine the amount of optional coverage required. The Company reviews its Committed Pipeline and Mortgage Inventory risk profiles on a daily basis.

The Company uses the following derivative instruments in its risk management activities related to the Committed Pipeline and Mortgage Loan Inventory:

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
  Short Eurodollar Futures Contracts: represents standardized exchange-traded contract, the value of which is tied to spot Eurodollar rates at specified future dates; therefore, its value increases when Eurodollar rates rise.

Mortgage Servicing Rights (MSRs) and Other Retained Interests

The MSRs and other retained interests, specifically interest-only securities and residual securities, are generally subject to loss in value when mortgage rates decline. Declining mortgage rates generally precipitate increased consumer refinancing activity. Increased refinancing activity reduces the life of the loans underlying the MSRs and other retained interests, thereby reducing their value. Reductions in the value of these assets impact earnings through impairment charges. To moderate the effect on earnings of impairment, the Company maintains a portfolio of financial instruments, including derivative, which increase in aggregate value when interest rates decline (the “Servicing Hedge”).

The Company currently uses the following financial instruments in its Servicing Hedge:

  Interest Rate Floors: represents a right to receive cash if a reference interest rate falls below a contractual strike rate; therefore, its value increases as reference interest rates fall. The reference interest rates used in the Company’s interest rate floors include mortgage rates, Treasury rates and U.S. dollar (“USD”) LIBOR.
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
  Interest Rate Swaps: represents a mutual agreement to exchange interest rate payments; one party paying a fixed-rate and another paying a floating rate tied to a reference interest rate (e.g., USD LIBOR). For use in the Servicing Hedge, the Company receives the fixed rate and pays the floating rate; therefore, the contract increases in value as rates fall.
  Receiver Swaptions: represents a right to enter into a predetermined Interest Rate Swap at a future date in which, upon exercise of its right, the Company receives the fixed rate and pays the floating rate; therefore, the contract increases in value as rates fall.
  Payor Swaptions: represents a right to enter into a predetermined Interest Rate Swap at a future date in which, upon exercise of its right, the Company pays the fixed rate and receives the floating rate; therefore, the contract increases in value as rates rise.
  Principal-Only Securities: consist of mortgage trust principal-only securities and Treasury principal-only securities (“Strips”). These securities have been purchased at discounts to their par value. As interest rates decrease, the values of these securities generally increase.

These instruments are used in tandem to manage the overall risk profile of the MSRs and other retained interests. The Company reviews its retained interests risk profile on a daily basis.

Trading Activities

In connection with its Capital Markets activities, the Company maintains a trading portfolio of fixed income securities, primarily MBS. The Company is exposed to price changes in its trading portfolio arising from interest rate changes during the period it holds the securities. To manage this risk, the Company utilizes the following derivative instruments:

  Forward Sales of To-Be Announced (“TBA”) MBS: represents an obligation to sell agency pass-through MBS that has not yet been issued at a specific price and at a specific date in the future; therefore, its value increases as mortgage rates rise.

  Forward Purchases of TBA MBS: represents an obligation to purchase agency pass-through MBS that have not yet been issued at a specific price at a specific date in the future; therefore, its value increases as mortgage rates fall.
  Forward Sale of U.S. Treasury Securities: represents a standardized exchange-traded agreement to sell a specific quantity of U.S. Treasury securities for a specific price at a specific date in the future; therefore, its value increases when interest rates rise.
  Short Fed Funds and Eurodollar Futures Contracts: represents a standardized exchange-traded contract, the value of which is tied to spot Fed Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Fed Funds or Eurodollar rates rise.
  Interest Rate Swaps: represents a mutual agreement to exchange interest rate payments; one party paying a fixed-rate and another paying a floating rate tied to a reference interest rate (e.g. USD LIBOR). For use in its trading portfolio risk management activities, the Company generally receives the floating rate and pays the fixed rate; therefore, its value generally increases in value as rates rise.
  Total Return Swaps: represents a contract between counterparties to receive or pay the change in value of a specified index over a specified period of time. The indices referenced in Total Return Swaps used by the Company in its hedging of trading securities generally encompass price changes, coupon interest payments and principal pay-downs of a specified group of securities. In its trading portfolio risk management activities, the Company generally pays the change in the referenced indices if the indices rise and receives the change in the referenced indices if the indices decline; therefore, the value of these contracts generally increases as rates rise.

Debt Securities

The Company determines the mix of fixed-rate and variable-rate debt as part of its overall interest rate risk management activities. The Company uses Interest Rate Swaps to efficiently and cost-effectively achieve its desired mix of debt. Typically terms of the Interest Rate Swaps match the terms of the underlying debt, resulting in an effective conversion of the debt rate.

Impact of Changes in Interest Rates on the Net Value of the Company's Interest Rate - Sensitive Financial Instruments

The Company performs various sensitivity analyses that quantify the net financial impact of changes in interest rates on its interest rate-sensitive assets, liabilities and commitments. These analyses incorporate assumed changes in the interest rate environment including selected hypothetical (instantaneous) parallel shifts in the yield curve.

Various modeling techniques are employed to value the financial instruments in connection with these sensitivity analyses. For mortgage loans, MBS, MBS forward contracts, collateralized mortgage obligations and MSRs, an option-adjusted spread (“OAS”) model is used. The primary assumptions used in this model for purpose of these sensitivity analyses are the implied market volatility of interest rates and prepayment speeds. For options and interest rate floors, an option-pricing model is used. The primary assumption used in this model is implied market volatility of interest rates. Other retained interests are valued using zero volatility discounted cash flow models incorporating all relevant cash flows associated with these instruments. The primary assumptions used in these models are prepayment rates, discount rates and credit losses.

As of December 31, 2002, the Company estimated that an immediate decline of 0.75% and 0.50% in mortgage rates and long-term swap rates, respectively, coupled with a 0.50% increase in short-term interest rates would result in a $538 million net decline in the fair value of its MSRs and other financial instruments and a $10.3 million net decline in the fair value of its trading securities. The components of the estimated net decline in fair value of the Company’s MSRs and other financial instruments are as follows:

------------------------------------------------------------------------ --------------------------
(Dollar amounts are in millions)                                              Change in Value

Retained interests                                                                  ($1,272)
Impact of Servicing Hedge:
  Mortgage-based                                                                         65
  Swap-based                                                                            411
  Treasury-based                                                                        376
                                                                         --------------------------
     Retained interests, net                                                           (420)
                                                                         --------------------------

Committed  Pipeline                                                                     256
Mortgage Loan Inventory                                                                 281
Impact of associated derivative instruments:
  Mortgage-based                                                                       (519)
  Treasury-based                                                                         (2)
                                                                         --------------------------
     Committed Pipeline and Mortgage Loan Inventory, net                                 16
                                                                         --------------------------

Notes payable and capital securities                                                   (253)
Impact of associated derivative instruments:
  Swap-based                                                                             95
                                                                         --------------------------
     Notes payable and capital securities, net                                         (158)
                                                                         --------------------------

Mortgage loans held for investment                                                       12

Insurance and banking investment portfolios                                              21

Deposit liabilities                                                                      (9)
                                                                         --------------------------

Net loss in fair value related to MSRs and other financial instruments              ($  538)
                                                                         ==========================
------------------------------------------------------------------------ --------------------------

Management estimated that an immediate decline of 0.75% and 0.50% in mortgage rates and long-term swap rates, respectively, coupled with a 0.50% increase in short-term in interest rates is the largest such change in interest rates that could reasonably occur and results in the largest such loss as of December 31, 2002. As of December 31, 2001, the same change in rates would result in an $813 million net decline in fair value of its MSRs and other financial instruments and a $4.2 million net decline in fair value related to its trading securities.

These sensitivity analyses are limited by the fact that they were performed at a particular point in time, are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios. In addition, not all of the changes in fair value would impact current period earnings. Consequently, the preceding estimates should not be viewed as an earnings forecast.

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

CREDIT RISK

Securitization

Substantially all mortgage loans originated by the Company are securitized and sold into the secondary mortgage market. As described below, the degree to which credit risk on the underlying loans is transferred through the securitization process depends on the structure of the securitization. The Company’s prime, first mortgage loans generally are securitized on a non-recourse basis, while its Prime Home Equity and Subprime Mortgage Loans generally are securitized with limited recourse for credit losses.

Conforming Conventional Prime Loans
Conforming conventional loans are generally pooled into mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac. A small portion of these loans also have been sold to the Federal Home Loan Bank, through its Mortgage Partnership Finance Program. Subject to certain representations and warranties on the part of the Company, substantially all conventional loans securitized through Fannie Mae or Freddie Mac are sold on a non-recourse basis. Accordingly, credit losses are generally absorbed by Fannie Mae and Freddie Mac and not the Company. The Company pays guarantee fees to Fannie Mae and Freddie Mac on loans it securitizes through these agencies. Those fees include compensation to the respective agencies for their assumption of credit risk.

FHA-Insured and VA-Guaranteed Loans
FHA-insured and VA-guaranteed mortgage loans are generally pooled into mortgage-backed securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). A small portion of these loans have been sold to the Federal Home Loan Bank, through its Mortgage Partnership Finance Program. The company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA. Fees charged by the FHA and VA for assuming such risks are paid directly by the mortgagors. The Company is exposed to credit losses on defaulted VA loans to the extent that the partial guarantee provided by the VA is inadequate to cover the total credit losses incurred. The Company pays guarantee fees to Ginnie Mae for Ginnie Mae’s guarantee on its securities of timely payment of principal and interest. Ginnie Mae does not assume mortgage credit risk associated with the loans securitized under its program.

Non-conforming Conventional Prime Loans
Non-conforming conventional prime mortgage loans are generally pooled into “private-label” (non-agency) mortgage-backed securities. Such securitizations involve some form of credit enhancement, such as senior/subordinated structures or mortgage pool insurance. Securitizations that involve senior/subordinated structures contain securities that assume varying levels of credit risk. Holders of subordinated securities are compensated for the credit risk assumed through a higher yield. The Company generally sells the subordinated securities created in connection with these securitizations and thereby transfers the related credit loss exposure, other than as described below with respect to representations and warranties made with respect to the securitized loans.

Prime Home Equity Loans
Prime Home Equity loans are generally pooled into private-label asset-backed securities. These securities generally are credit-enhanced through over-collateralization and guarantees provided by a third-party surety. In such securitizations, the Company is subject to limited recourse for credit losses through retention of a residual interest.

Subprime Loans
Subprime loans generally are pooled into private-label mortgage backed securities. The Company generally securitizes these loans with limited recourse for credit losses. Such limited recourse securitizations generally have contained mortgage pool insurance as the primary form of credit enhancement, coupled with a limited corporate guarantee provided by the Company and/or a retained residual interest. When mortgage pool insurance is used, the associated premiums are paid directly by the Company. The Company also has pooled a portion of its subprime loans into securities guaranteed by Fannie Mae. In such cases, the Company has paid Fannie Mae a guarantee fee in exchange for Fannie Mae assuming the credit risk of the underlying loans. In addition, the Company has securitized a portion of its subprime loans on a limited recourse basis through the retention of a residual interest without the use of mortgage pool insurance.

While the Company generally securitizes its prime, first mortgage loans on a non-recourse basis, it does have potential liability under the representations and warranties it makes to purchasers and insurers of the loans. In the event of a breach of such representations and warranties, the Company may be required to either repurchase the subject mortgage loans or indemnify the investor or insurer. In such cases, any subsequent credit loss on the mortgage loans is borne by the Company.

The Company’s exposure to credit losses related to its limited recourse securitization activities is limited to the carrying value of its subordinated interests and to the contractual limit of reimbursable losses under its corporate guarantees less the recorded liability for such guarantees. These amounts at December 31, 2002 are as follows:

-----------------------------------------------------------------------------------
                                                             December 31,
                (Dollar amounts in thousands)                     2002
-----------------------------------------------------------------------------------
                                                     ------------------------------

Subordinated Interests:
   Prime Home Equity residual securities                           $437,060
   Prime Home Equity transferors' interests                         233,658
   Subprime residual securities                                      71,251
                                                      -----------------------------
                                                                   $741,969
                                                      =============================

Corporate guarantees in excess of recorded reserves                $114,882
                                                      =============================
-----------------------------------------------------------------------------------

The carrying value of the residual securities is net of expected future credit losses. Related to the Company's non-recourse and limited recourse securitization activities, the total credit losses incurred for 2002 and 2001 are summarized as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Year                       Twelve Months
                                                                                  Ended                          Ended
                                                                              December 31,                   November 30,
                (Dollar amounts in thousands)                                      2002                           2001
---------------------------------------------------------------------  ----------------------------   ----------------------------

   Subprime securitizations with retained residual interest                          $71,165                       $38,676
   Subprime securitizations with corporate guarantee                                  10,524                             -
   Repurchased or indemnified loans                                                   15,274                        11,277
   Prime Home Equity securitizations with retained residual interest                   7,964                         5,871
   Prime Home Equity securitizations with corporate guarantee                            436                             -
   VA losses in excess of  VA guarantee                                                3,213                         3,604
                                                                       ----------------------------   ----------------------------
                                                                                    $108,576                       $59,428
                                                                       ============================   ============================
----------------------------------------------------------------------------------------------------------------------------------

Mortgage Reinsurance

The Company provides mortgage reinsurance through contracts with several primary mortgage insurance companies on mortgage loans included in the Company's servicing portfolio. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a cap, in exchange for a portion of the pools' mortgage insurance premium. Approximately $53.3 billion of mortgage loans in the Company's servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on the Company's maximum exposure to losses. At December 31, 2002, the maximum aggregate losses under the reinsurance contracts was $246.2 million. The Company is required to pledge securities to cover this potential liability. The Company recognized losses related to this activity of $7.1 million in 2002.

Mortgage Loans Held for Sale

At December 31, 2002, mortgage loans held for sale amounted to $15.0 billion. While the loans are in inventory, the Company bears credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

Portfolio Lending Activities

The Company also holds a portfolio of mortgage warehouse advances and mortgage loans held for investment, primarily in its Banking Segment, which amounted to $4.4 billion at December 31, 2002. The Company incurred no credit losses from these activities in 2002.

Counterparty Risk

The Company has exposure to credit loss in the event of non-performance by its trading counterparties and counterparties to its various over-the-counter derivative financial instruments. The Company manages this credit risk by selecting only well-established, financially strong counterparties, spreading the credit risk among many such counterparties and by placing contractual limits on the amount of unsecured credit risk from any single counterparty. The aggregate amount of counterparty credit exposure at December 31, 2002, before and after collateral held by the Company, was as follows:

-------------------------------------------------- ------------------------------
(Dollar amounts in millions)
--------------------------------------------------

Aggregate credit exposure before collateral held                $1,947
Less: collateral held                                           (1,495)
                                                   ------------------------------
Net aggregate unsecured credit exposure                        $   452
                                                   ==============================
-------------------------------------------------- ------------------------------

LOAN SERVICING

The following table sets forth certain information regarding the Company's servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, for the periods indicated.

--------------------------------------------------------------------------------------------------------------------------
                                                                      Year                          Twelve Months
                                                                      Ended                             Ended
(Dollar amounts in millions)                                    December 31, 2002                 November 30, 2001
-------------------------------------------------------- --------------------------------   ------------------------------
Summary of changes in the servicing portfolio:
Beginning owned servicing portfolio                                     $327,541                         $274,974
Add:   Loan production                                                   251,901                          126,890
         Purchased MSRs                                                    4,228                            4,873
Less:  Servicing Transferred                                                   -                              (34)
         Servicing Sold                                                   (1,958)                               -
         Runoff (1)                                                     (140,445)                         (84,758)
                                                         --------------------------------   ------------------------------
Ending owned servicing portfolio                                         441,267                          321,945

Subservicing portfolio                                                    11,138                            9,087
                                                         --------------------------------   ------------------------------

     Total servicing portfolio                                          $452,405                         $331,032
                                                         ================================   ==============================

--------------------------------------------------------------------------------------------------------------------------

                                                                December 31,2002                  November 30, 2001
                                                         --------------------------------   ------------------------------
Composition of owned servicing portfolio at period end:
     Conventional mortgage loans                                            $343,420                        $230,265
     FHA-insured mortgage loans                                               45,252                          46,593
     VA-guaranteed mortgage loans                                             14,952                          16,019
     Subprime loans                                                           21,976                          17,960
     Prime Home Equity loans                                                  15,667                          11,108
                                                         --------------------------------   ------------------------------
     Total owned servicing portfolio                                        $441,267                        $321,945
                                                         ================================   ==============================
Delinquent mortgage loans (2):
    30 days                                                                   2.73%                          2.91%
    60 days                                                                   0.87%                          0.98%
    90 days or more                                                           1.02%                          1.35%
                                                         --------------------------------   ------------------------------
     Total delinquent mortgage loans                                          4.62%                          5.24%
                                                         ================================   ==============================

Loans pending foreclosure (2)                                                 0.55%                          0.72%
                                                         ================================   ==============================
Delinquent mortgage loans (2):
     Conventional                                                             2.43%                          2.23%
     Government                                                              12.61%                         10.70%
     Subprime                                                                14.41%                         12.70%
     Prime Home Equity                                                        0.80%                          0.92%
                                                         --------------------------------   ------------------------------
     Total delinquent mortgage loans                                          4.62%                          5.24%
                                                         ================================   ==============================
Loans pending foreclosure (2):
     Conventional                                                             0.23%                          0.27%
     Government                                                               1.32%                          1.21%
     Subprime                                                                 2.93%                          2.97%
     Prime Home Equity                                                        0.05%                          0.02%
                                                         --------------------------------   ------------------------------
     Total loans pending foreclosure                                          0.55%                          0.72%
                                                         ================================   ==============================
--------------------------------------------------------------------------------------------------------------------------
(1) (2)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).
Expressed as a percentage of the total number of loans serviced excluding subserviced loans and loans purchased at a discount due to their non-performing status.

Management attributes the increases in delinquency in the Company's subprime and government servicing portfolios primarily to the overall seasoning (aging) of the loans. Management believes the delinquency rates in the Company's servicing portfolio are consistent with industry experience for similar mortgage loan portfolios.

INFLATION

An increase in inflation would have the most significant impact on the Company's Mortgage Banking and Capital Markets Segments. Interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, mortgage loan production decreases, particularly from loan refinancings. (Although an environment of gradual interest rate increases may signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity.) Generally in such periods of reduced mortgage loan production, the associated profit margins also decline due to increased competition amongst mortgage loan originators and to higher unit costs, thus further reducing earnings from the Loan Production Sector. Conversely, in a rising interest rate environment, Loan Servicing Sector earnings generally increase because mortgage prepayment rates tend to slow down, thereby extending the average life of the Company's servicing portfolio and thus reducing the amortization and impairment of MSRs. Within the Capital Markets Segment, rising interest rates generally lead to a reduction in activity and associated earnings in the Segment's primary market, the mortgage market.

SEASONALITY

The mortgage banking industry is generally subject to seasonal trends. These seasonal trends reflect the pattern in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. The affect of this seasonality is muted to the extent of mortgage refinancing activity, which is primarily driven by prevailing mortgage rates. In addition, mortgage delinquency rates typically rise temporarily in the winter months driven by mortgagor payment patterns.

LIQUIDITY AND CAPITAL RESOURCES

The Company has significant short-term and long-term financing needs. Principal short-term financing needs arise from the warehousing of mortgage loans pending sale and the trading activities of the broker-dealer. The Company's investments in MSRs and other retained interests, the financial instruments acquired to manage the interest rate risk associated with those investments and continued growth in the Company's portfolio lending activities create the primary need for long-term financing. As discussed in the following paragraphs, the Company meets its financing needs in a variety of ways, tapping the corporate debt and equity markets, as well as the mortgage and asset-backed securities markets, and increasingly in the future through the deposit-gathering and other financing activities of the Bank.

Public Corporate Debt Markets

A key source of financing for the Company is the unsecured public corporate debt market. Typically, the Company accesses this market by issuing commercial paper and medium-term notes. In the past, the Company also has issued subordinated debt, convertible debt and trust-preferred securities.

The Company uses the public corporate debt markets because it is the most efficient and cost effective means of raising capital, owing to its depth and breadth. The Company's ongoing access to the public corporate debt markets depends upon maintaining the Company's high credit standing, as primarily evidenced by its credit ratings. The Company has consistently maintained solid investment-grade ratings over the last eleven years. (CHL, the Company's primary issuer of public corporate debt, presently has long-term ratings of A/A3/A as rated by Standard&Poor's, Moody's Investors Service and Fitch, Inc., respectively.) Over that period, there has been no significant disruption in the Company's access to the public corporate debt markets. Among other things, maintenance of investment-grade ratings requires high levels of liquidity, including access to alternative sources of funding such as committed bank stand-by lines of credit, as well as a capital structure that makes conservative use of financial leverage.

The Company currently has secured and unsecured committed bank lines of credit and reusable mortgage purchase commitments totaling $15.0 billion. The Company ensures that its outstanding commercial paper does not exceed the unused portion of these facilities. To further manage its liquidity, the Company strives to maintain additional unused amounts within its lines to meet its expected operational cash requirements, including debt maturities, for the succeeding six months with a cushion for unanticipated cash needs. A substantial portion of the Company's assets are highly liquid in nature (for example, mortgage loans and MBS held for sale and trading securities). The Company's policy is to finance 100% of its non-liquid assets (such as MSRs and other retained interests) with "long-term capital" (equity and debt with maturities greater than six months).

The Company has established internal guidelines for financial leverage by business segment. These guidelines primarily take into account the nature of each segment's major assets. For example, the Loan Production Sector and Capital Markets Segment have assets that are highly liquid and short-term in nature, which is reflected in the Company's current financial leverage ratio (debt : equity) targets of 15:1 and 40:1, respectively. On the other hand, the Loan Servicing Sector contains MSRs and other retained interests that are generally perceived by the rating agencies and others to have significant inherent risks, despite the Company's successful and ongoing risk management practices. This results in the need to maintain a high percentage of equity capital to finance these investments in order to maintain the Company's high credit standing. (The Company's current financial leverage ratio target for the Loan Servicing Sector is 3:1.) Management believes the amount of equity capital required to finance its MSRs and other retained interests is high relative to its major competitors and such requirement increases the overall cost of capital for the Company.

In addition to internal leverage guidelines, the Company periodically performs various internal analyses designed to assess the sensitivity of the Company's net worth to changes in interest rates. The Company's capital adequacy also is measured and evaluated by the Federal Reserve through its defined capital ratio tests. The Company's policy is to maintain its capital ratios at or above the "well capitalized" standards defined by the Federal Reserve.

The Company's primary source of equity capital is retained earnings. The Company also has outstanding $500 million in trust-preferred securities that receive varying degrees of "equity treatment" from rating agencies, bank lenders and regulators. In addition, the Company currently has a $2.0 billion deferred tax liability that would offset a portion of any potential loss in value of the Company's MSRs and which, to that extent, can be viewed as equity capital. From time-to-time, the Company does engage in stock offerings as a means of supplementing its capital base and to support its growth.

The Company maintains an open dialogue and meets at least annually with each credit rating agency to review the Company's performance and outlook. Issues of concern to one or more credit rating agency in the past have included the Company's significant investment in MSRs and other retained interests, its involvement in subprime lending, as well as its liquidity and capital structure. On February 20, 2003, Fitch placed the Company on "Rating Watch Negative." This action indicates a potential downgrade by Fitch in the near future of CHL's short-term and long-term ratings, which currently stand at "F1" and "A", respectively. Fitch has cited concerns over the Company's MSRs as the primary reason for this action. In response, Management has scheduled a meeting with Fitch and is preparing additional analysis to assist Fitch in conducting its ratings process. In addition, Management is evaluating other ways to address Fitch's concerns, including raising additional capital. Management believes the Company's current credit ratings from both Moody's and Standard and Poor's are stable. Nonetheless, the credit rating agencies could lower the Company's credit ratings in the future.

In the unlikely event the Company's credit ratings were to drop below "investment grade" its access to the public corporate debt markets would be severely limited. (The cutoff for investment grade is generally considered to be a long-term rating of "BBB-", or three gradations below the Company's lowest current long-term rating.) The Company would have to rely upon alternative sources of financing, such as bank lines and private debt placements (secured and unsecured). Furthermore, the Company would likely be unable to retain all of its existing bank credit commitments beyond the then existing maturity dates. As a consequence, its cost of financing would rise significantly and it may have to curtail some of its capital-intensive activities, such as its ongoing investment in MSRs and other retained interests. On the other hand, given the liquidity of its mortgage inventory and broker-dealer trading portfolio, the Company would likely be able to arrange secured financing for such assets. Over the long term, however, it would be difficult for the Company to compete effectively without investment grade ratings. However, notwithstanding the recent action by Fitch, Management believes a ratings downgrade to below investment grade by any credit rating agency in the foreseeable future is unlikely.

Secondary Mortgage Market

The Company also places great reliance on the secondary mortgage market. Substantially all mortgage loans produced by the Company are sold in the secondary mortgage market, primarily in the form of Mortgage-Backed Securities ("MBS") and asset-backed securities. The majority of the MBS sold by the Company are guaranteed by either Fannie Mae, Freddie Mac, or Ginnie Mae (collectively, "Agency MBS"). Non-Agency or "private-label" MBS and asset-backed securities are also issued by the Company. Private-label MBS and asset-backed securities are registered with the SEC and have separate credit ratings. Generally private-label MBS and asset-backed securities require some form of credit enhancement, such as over-collateralization, senior-sub structures, primary mortgage insurance, Company guarantees and /or private surety guarantees.

The Agency MBS market is extremely liquid. The private-label MBS market, particularly the subprime MBS market, is significantly less liquid, although the Company has enjoyed essentially uninterrupted access to those markets, albeit at varying costs.

The Company ensures its ongoing access to the secondary mortgage market by consistently producing quality mortgages and servicing those mortgages at levels that meet or exceed secondary mortgage market standards. As described elsewhere in this document, quality assurance is a major focus of Management and the Company makes significant investments in personnel and technology in this regard.

As part of its overall liquidity management, the Company acquired a reusable $5.7 billion commitment from a multi-seller asset-backed commercial paper conduit to purchase loans from the Company that are in process of being pooled into Agency MBS. The Company has another such $1.7 billion commitment in place to sell delinquent FHA and VA loans that have been removed from Agency MBS pending foreclosure and liquidation.

The private-label securitizations and committed purchase facilities discussed above are conducted through wholly owned special purpose entities ("SPEs") that facilitate the securitization of mortgage loans. In connection with these securitization transactions, the loans are either sold directly to the SPE or to a trust through an SPE. The trust issues beneficial interests in the form of securities that are sold to investors. The Company does not carry contractual obligations related to these SPEs or the loans sold to them, except for the standard representations and warranties made in connection with private-label securitizations. The Company retains servicing on the loans sold to these trusts and periodically retains an interest in the form of interest-only securities, principal-only securities and residuals, which the Company generally holds as long-term investments. In addition, the Company may issue a corporate guarantee for losses up to a contractually specified amount. The SPEs, while owned by the Company, are generally controlled by a third party trustees for the benefit of unaffiliated beneficial interest holders. In addition, the activities of the SPEs are limited. For these reasons, among others, the accounting literature requires the exclusion of these SPEs from the Company's consolidated financial statements.

The Company also utilizes short-term repurchase agreements as a means of financing securities and loans pending sale, as well as CSC's securities trading portfolio. Although this method of financing is uncommitted and short term in nature, it has proven to be very reliable and cost effective.

Bank Activities

Management intends to significantly increase the size of Treasury Bank over the next three years to a targeted total asset size of $22 billion. Management intends to realize this goal by utilizing Countrywide's loan origination platform so that the Bank can originate loans for the Bank's investment portfolio. Funding for this growth will come from a variety of sources, including transfers of impound accounts controlled by CHL, secured advances from the Federal Home Loan Bank and from retail deposits generated from the Company's customer base and elsewhere.

Cash Flow

Cash flow from operating activities was negative $3.7 billion for 2002, compared to negative $6.6 billion for the ten months ended December 31, 2001. The reduction in negative cash flow from operations for the year ended December 31, 2002 was due primarily to a $4.2 billion net reduction in mortgage loans held for sale.

Net cash used in investing activities was $14.4 billion for 2002, compared to $5.0 billion for the ten months ended December 31, 2001. The increase in net cash used in investing activities was primarily attributable to a $7.3 billion net increase in available-for-sale securities and a $2.0 billion net increase in additions to MSRs.

Net cash provided by financing activities during 2002 totaled $18.3 billion, compared to $12.0 billion during the ten months ended December 31, 2001. The increase in cash provided by financing activities during 2002 was comprised of a $1.8 billion net increase in growth in bank deposit liabilities and a $4.8 billion net increase in the growth of short-term (primarily secured) borrowings.

PROSPECTIVE TRENDS

United States Mortgage Market

Over the last decade, total mortgage indebtedness in the United States has grown at an average annual rate of eight percent. Management believes that continued population growth, ongoing developments in the mortgage market and the prospect of relatively low interest rates support similar growth in the market for the foreseeable future. Some of the on-going developments in the mortgage market include government-sponsored programs targeted to increase homeownership in low-income and minority communities, the growth of Prime Home Equity lending as a major form of consumer finance and the increasing efficiency of the secondary mortgage market that lowers the overall cost of homeownership.

In recent years, the level of complexity in the mortgage lending business has increased significantly due to several factors:

  The continuing evolution of the secondary mortgage market has resulted in a proliferation of mortgage products;
  Greater regulation imposed on the industry has resulted in increased costs and the need for higher levels of specialization; and
  Interest rate volatility has risen over the last decade. At the same time, homeowners' propensity to refinance their mortgages has increased as the refinance process has become more efficient and cost effective. The combined result has been large swings in the volume of mortgage loans originated from year to year. These swings in mortgage origination volume have placed significant pressure on both the originations and the servicing sides of the mortgage business.

To compete effectively in this environment requires mortgage lenders to have a very high level of operational, technological, and managerial expertise. In addition, the residential mortgage business has become more capital-intensive and therefore access to capital at a competitive cost is critical. Primarily as a result of these factors, the industry has undergone rapid consolidation.

Today, large, sophisticated financial institutions currently dominate the residential mortgage industry. These industry leaders are primarily commercial banks operating through their mortgage banking subsidiaries. Today, the top twenty-five mortgage lenders combined have a 79% share of the mortgage origination market, up from 45% five years ago.

Following is a year-over-year comparison of market share for the top five originators, according to Inside Mortgage Finance:

--------------------------------- ---------------------------- -------- ----------------------------
                                          Year Ended                            Year Ended
                                       December 31, 2002                     December 31, 2001
  Institution
  -----------
                                  ----------------------------          ----------------------------
1.  Wells Fargo Home Mortgage                13.3%                                     9.3%
2.  Washington Mutual                        12.4%                                     8.4%
3.  Countrywide                              10.0%                                     6.6%
4.  Chase Home Finance                        6.2%                                     8.8%
5.  ABN Amro Mortgage Group                   4.8%                                     3.9%
                                  ----------------------------          ----------------------------
Total for Top 5                              46.7%                                    37.0%
                                  ============================          ============================
--------------------------------- ---------------------------- -------- ----------------------------

This consolidation trend has carried over to the loan servicing side of the mortgage business. Today, the top twenty five mortgage servicers combined have a 62% share of the total mortgages outstanding, up from 40% five years ago. Following is a year-over-year comparison of market share for the top five servicers, according to Inside Mortgage Finance:

------------------------------ ---------------------------- -------- ----------------------------
                                       Year Ended                            Year Ended
                                    December 31, 2002                     December 31, 2001
  Institution
  -----------
                               ----------------------------          ----------------------------
1.  Washington Mutual                     11.2%                                     8.7%
2.  Wells Fargo Home Mortgage              8.8%                                     8.5%
3.  Countrywide                            7.0%                                     5.9%
4.  Chase Home Finance                     6.6%                                     7.5%
5.  Bank of America Mortgage               4.1%                                     5.6%
                               ----------------------------          ----------------------------
     Total for Top Five                   37.7%                                    36.2%
                               ============================          ============================
------------------------------ ---------------------------- -------- ----------------------------

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

Compared to the Company, the other industry leaders are less reliant on the secondary mortgage market as an outlet for adjustable rate mortgages, due to their greater portfolio lending capacity. This could place the Company at a competitive disadvantage in the future if the demand for adjustable rate mortgages increases significantly, the secondary mortgage market does not provide a competitive outlet for these loans and the Company is unable to develop a portfolio lending capacity similar to the competition.

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

Regulatory Trends

The regulatory environments in which the Company operates have an impact on the activities in which the Company may engage, how the activities may be carried out and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent the Company is able to operate profitably. For example, proposed state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories, thereby resulting in a reduction of otherwise legitimate sub-prime lending opportunities. Similarly, certain proposed state and federal privacy legislation, if passed, could have an adverse impact on the Company’s ability to cross-sell the non-mortgage products offered by Countrywide’s various divisions to its customer base in a cost effective manner.

Mortgage Originations

Following is the estimated total United States mortgage originations market for each of the last five years:

------------- --------------------------- --- ---------------------- -----------
                                                  United States
                                                    Mortgage
                    Calendar Year                 Originations
                                                   ($Billions)
              ---------------------------     ----------------------

                         2002                          $2,458
                         2001                          $2,030
                         2000                          $1,024
                         1999                          $1,285
                         1998                          $1,507
------------- --------------------------- --- ---------------------- -----------
             Source: Mortgage Bankers Association

Forecasters put the market for 2003 at between $1.8 trillion and $2.1 trillion. Although such a market would represent a significant decline from 2002‘s historic level, it would still be a highly favorable market for the Company’s loan production business and would place continuing, although lessening, pressure on its loan servicing business due to continuing higher than normal mortgage loan prepayment activity. The refinance activity is expected to slow in 2003 which is the cause of decline in the estimated market in 2003. Accordingly, competitive pressures are expected to increase in the loan production business as a greater emphasis is placed on purchase money mortgages.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

On March 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting For Derivative Instruments And Hedging Activities," and FASB Statement No. 138, "Accounting For Certain Derivative Instruments And Certain Hedging Activities-An Amendment Of FASB Statement No. 133" (collectively, "SFAS 133"). Under SFAS 133, all derivative instruments are recognized on the balance sheet at fair value.

At the date of adoption, the Company recorded certain transition adjustments as required by SFAS 133. There was no impact on net earnings because of the transition adjustments. However, the transition adjustments had the following impact on the Company’s balance sheet (in millions):

Decrease in fair value of derivatives classified as assets
Increase in fair value of derivatives classified as liabilities
Decrease in book value of hedged borrowings
Increase in book value of MSRs
Increase in book value of inventory and other assets
$ (93.7) $(107.2) $ 107.2 $ 81.7 $ 12.0

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

In September 2000, the FASB issued Statement No. 140 (“SFAS 140”), “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which replaces Statement No. 125 (of the same title). SFAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral and requires some disclosures relating to securitization transactions and collateral, but it carries over most of SFAS 125‘s provisions. The collateral and disclosure provisions of SFAS 140 were included in the February 28, 2001 financial statements. All other provisions of this Statement were adopted on April 1, 2001, as required by the statement. The adoption of this statement did not have a material impact on the Company’s financial statements.

During June of 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, provides specific guidance on how to identify the accounting acquirer in a business combination, provides specific criteria for recognizing intangible assets apart from goodwill and requires additional financial statement disclosures regarding business combinations. SFAS 141 will impact the Company’s accounting for any business combinations it may enter into in the future. However, SFAS 141‘s adoption did not have an impact on the Company’s present financial condition or results of operations.

SFAS 142 addresses the accounting for goodwill and other intangible assets after their initial recognition. SFAS 142 changes the accounting for goodwill and other intangible assets by replacing periodic amortization of the asset with an annual test of impairment of goodwill at either the reporting segment level or one level below, providing for similar accounting treatment for intangible assets deemed to have an indefinite life. Assets with finite lives will be amortized over their useful lives. SFAS 142 also provides for additional financial statement disclosures about goodwill and intangible assets. The provisions of SFAS 142 are applicable to the Company in the year ending December 31, 2002. The Company has insignificant levels of goodwill and intangible assets and the adoption of SFAS 142 did not have a material impact on the Company’s financial condition or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 changes the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of SFAS 144 did not have a material impact on the Company’s financial condition or results of operations.

ITEM 7a.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In response to this Item, the information set forth on pages 68 to 72 and Note 10 of this Form 10-K is incorporated herein by reference.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table shows aggregate information, as of December 31, 2002, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

---------------------------------------------------- -------------------------------------- -------------------------------------- ---------------------------------------
                                                                                                                                      Number of Securities Remaining
                                                                                                                                      ------------------------------
                                                      Number of Securities to be Issued      Weighted-Average Exercise Price of     Available for Future Issuance Under
                                                      ----------------------------------     -----------------------------------    -----------------------------------
                                                         Upon Exercise of Outstanding        Outstanding Options, Warrants and     Equity Compensation Plans (Excluding
                                                         -----------------------------       ----------------------------------    ------------------------------------
                   Plan Category                         Options, Warrants and Rights                      Rights                  Securities Reflected in Column(a))(1)
                   -------------                         ----------------------------                      ------                  -------------------------------------
---------------------------------------------------- -------------------------------------- -------------------------------------- ---------------------------------------
Equity Compensation Plans Approved by Security                    16,512,220                               $34.50                                3,615,850
Holders
---------------------------------------------------- -------------------------------------- -------------------------------------- ---------------------------------------
Equity Compensation Plans Not Approved by Security                    N/A                                    N/A                                    N/A
Holders
---------------------------------------------------- -------------------------------------- -------------------------------------- ---------------------------------------
Total                                                             16,512,220                               $34.50                                3,615,850
---------------------------------------------------- -------------------------------------- -------------------------------------- ---------------------------------------
(1)	The Company's 2000 Equity Incentive Plan also provides for awards of Restricted Stock. Of the securities available for issuance under this plan, 963,935 shares of the Company's Common Stock are available for issuance in the form of Restricted Stock.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference from the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 14.      CONTROLS AND PROCEDURES

         (a)   Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

         (b)   Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) - Financial Statement Schedules.

The information called for by this section of Item 14 is set forth in the Financial Statements and Auditors' Report beginning at page F-1 of this Form 10-K. The index to Financial Statements and Schedules is set forth at page F-2 of this Form 10-K.

         (3) - Exhibits

    Exhibit
      No.                                               Description
   ---------   -------------------------------------------------------------------------------------------------------------------

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

    3.10      Certificate of Ownership and Merger of CW Merger Corp., a Delaware corporation into the Company,  dated November
              7, 2002.

    4.1*      Rights  Agreement,  dated as of February  10,  1988,  between the Company and Bank of America NT&SA, as Rights
              Agent  (incorporated  by reference to Exhibit 4 to the  Company's  Form 8-A filed  pursuant to Section 12 of the
              Securities Exchange Act of 1934 on February 12, 1988).

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

    4.36*    Registration  Rights Agreement,  dated as of February 8, 2001, among the Company,  CHL and Merrill Lynch,  Pierce,
             Fenner&Smith  Incorporated  (incorporated  by reference to Exhibit 4.7 of registration  statement on Form S-3 of the Company and CHL (File Nos. 333-59614 and 333-59614-01) filed with the SEC on April 26, 2000).

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

    4.46*    Fourth  Supplemental  Trust Deed, dated January 29, 2002,  further modifying the provisions of a Trust Deed, dated
             May 1, 1998 among CHL, the Company and Bankers Trustee Company  Limited,  as trustee for Euro medium term notes of
             CHL  (incorporated  by reference to Exhibit 4.46 of the  Company's  Quarterly  Report on Form 10-Q for the quarter ended March 31, 2002).

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

+   10.34*    Second  Amendment  to the Amended and  Restated  1993 Stock  Option Plan  (incorporated  by reference to Exhibit
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

+   10.60*   Fourth  Amendment to the 2000 Stock Option Plan of the Company  (incorporated by reference to Exhibit 10.60 of the
             Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

+   10.61*   Amendment Number 2002-1 to the Company's  Split-Dollar Life Insurance  Agreement as Amended and Restated and Split
             Dollar  Collateral  Assignments  (incorporated by reference to Exhibit 10.61 of the Company's  Quarterly Report on
             Form 10-Q for the quarter ended March 31, 2002).

+   10.62    Fifth  Amendment to the 2000 Stock Option Plan of the Company  (incorporated  by reference to Exhibit 10.62 of the
             Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

+   10.63    First  Amendment  to  Employment  Agreement,  dated March 1, 2002,  by and  between the Company and Angelo  Mozilo
             (incorporated  by reference to Exhibit 10.63 of the Company's  Quarterly Report on Form 10-Q for the quarter ended
             June 30, 2002).

    10.64*   First Amendment to Credit Agreement,  dated as of June 14, 2002, by and among CHL, the Lenders party thereto,  and the Royal Bank of Canada, as the Lead Administrative  Agent for the Lenders  (incorporated by reference to Exhibit
             10.64 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

+   10.65*   Fourth Amendment to the Company's  Supplemental  Executive  Retirement Plan  (incorporated by reference to Exhibit
             10.65 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

+   10.66*   Amended and Restated 2000 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.66 to the
             Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

+   10.67    First Amendment to the Company's 2000 Equity Incentive Plan.

+   10.68    Second Amendment to the Company's Deferred Compensation Plan.

+   10.69    Amendment Number Seven to the Company's 1993 Stock Option Plan.

+   10.70    Amendment Number Nine to the Company's 1991 Stock Option Plan.

+   10.71    Amendment One to the Employee Stock Purchase Plan.

+   10.72    Third Amendment to the Company's Stock Option Financing Plan.

    10.73    Second  Amendment to Credit  Agreement,  dated as of September 30, 2002, by and among CHL, the Lenders thereto and
             Royal Bank of Canada as lead administrative agent.

    10.74    First Amendment to Credit Agreement,  dated as of September 30, 2002, by and among CHL, the Lenders thereto,  Bank of America,  N.A. as the Managing  Administrative Agent and as a co-administrative  agent and JP Morgan Chase Bank as a co-administrative agent.

    10.75    Second  Amendment  to Revolving  Credit  Agreement,  dated as of December 16, 2002,  by and among CHL, the Lenders thereto and Bank of America, N.A. as the Managing Administrative Agent.

    12.1     Computation of the Ratio of Earnings to Fixed Charges.

    21        List of subsidiaries.

    23        Consent of Grant Thornton LLP

* Incorporated by reference
+Constitutes a management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

On March 6, 2002 the Company filed a report on Form 8-K attaching Financial Statements and the Report of Independent Certified Public Accountants for Countrywide Securities Corporation.

On August 14, 2002 the Company filed a report on Form 8-K attaching the Statements Under Oath of the Principal Executive Officer and the Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

On September 4, 2002 the Company filed a report on Form 8-K attaching the Unaudited Statement of Financial Condition of Countrywide Securities Corporation for the period ended June 30, 2002.

On November 12, 2002 the Company filed a report on Form 8-K attaching a press release reporting that the Company changed its name from Countrywide Credit Industries, Inc. to Countrywide Financial Corporation.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTRYWIDE FINANCIAL CORPORATION

By: /s/ Angelo R. Mozilo Angelo R. Mozilo, Chairman of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer)

Dated:   March 19, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              Signatures                                               Title                        Date

         /s/ Angelo R. Mozilo               Chairman of the Board of Directors            March 19, 2003
  -----------------------------------
           Angelo R. Mozilo                      Chief Executive Officer and President
                                                 (Principal Executive Officer)

        /s/ Stanford L. Kurland             Executive Managing Director, Chief            March 19, 2003
  -----------------------------------
          Stanford L. Kurland                     Operating Officer and Director

       /s/ Thomas K. McLaughlin             Senior Managing Director,                     March 19, 2003
  -----------------------------------
         Thomas K. McLaughlin                    Chief Financial Officer
                                                  (Principal Financial Officer and
                                                   Principal Accounting Officer)

         /s/ Henry G. Cisneros              Director                                      March 19, 2003
  -----------------------------------
           Henry G. Cisneros

       /s/ Jeffrey M. Cunningham            Director                                      March 19, 2003
  -----------------------------------
         Jeffrey M. Cunningham

         /s/ Robert J. Donato               Director                                      March 19, 2003
  -----------------------------------
           Robert J. Donato

       /s/ Michael E. Dougherty             Director                                      March 19, 2003
  -----------------------------------
          Michael E. Dougherty

            /s/ Ben M. Enis                 Director                                      March 19, 2003
  -----------------------------------
              Ben M. Enis

           /s/ Edwin Heller                 Director                                      March 19, 2003
  -----------------------------------
             Edwin Heller

      /s/ Gwendolyn Stewart King            Director                                      March 19, 2003
  -----------------------------------
        Gwendolyn Stewart King

        /s/ Oscar P. Robertson              Director                                      March 19, 2003
  -----------------------------------
          Oscar P. Robertson

         /s/ Harley W. Snyder               Director                                      March 19, 2003
  -----------------------------------
           Harley W. Snyder

CERTIFICATION

I, Angelo R. Mozilo, certify that:

1.	I have reviewed this annual report on Form 10-K of Countrywide Financial Corporation

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ Angelo R. Mozilo
Angelo R. Mozilo
Chief Executive Officer

CERTIFICATION

I, Thomas K. McLaughlin, certify that:

1.	I have reviewed this annual report on Form 10-K of Countrywide Financial Corporation

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ Thomas K. McLaughlin
Thomas K. McLaughlin
Chief Financial Officer

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

For Inclusion in Form 10-K
Annual Report Filed with
Securities and Exchange Commission

December 31, 2002

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2002

                                                                                   Page
                                                                           ----------------------
Report of Independent Certified Public Accountants.....................             F-3
Financial Statements

Schedules
      Schedule I - Condensed Financial Information of Registrant.......            F-59
      Schedule II - Valuation and Qualifying Accounts..................            F-63

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Countrywide Financial Corporation

We have audited the accompanying consolidated balance sheets of Countrywide Financial Corporation, (formerly Countrywide Credit Industries, Inc.) and Subsidiaries as of December 31, 2002 and December 31, 2001 and the related consolidated statements of earnings, common shareholders’ equity, cash flows and comprehensive income for the year ended December 31, 2002, the ten month period ended December 31, 2001 and the year ended February 28, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Countrywide Financial Corporation and Subsidiaries as of December 31, 2002 and December 31, 2001 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2002, the ten month period ended December 31, 2001 and the year ended February 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedules I and II for the year ended December 31, 2002, the ten month period ended December 31, 2001 and the year ended February 28, 2001. In our opinion, such schedules present fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

/s/ Grant Thornton LLP

Los Angeles, California
February 28, 2003

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

                                        A S S E T S                                December 31,
                                                                    --------------------------------------------
                                                                    -------------------- --- -------------------
                                                                       2002                        2001
                                                                    --------------------     -------------------

Cash                                                                  $     697,457           $     495,414
Mortgage loans and mortgage-backed securities held for sale              15,025,617              10,604,709
Trading securities owned, at market value ($2,708,879
   and $2,225,454 pledged as collateral at December 31, 2002 and
   2001, respectively)                                                    8,692,720               5,941,992
Securities purchased under agreements to resell                           5,997,368               4,319,120
Mortgage servicing rights, net                                            5,384,933               6,116,082
Investments in other financial instruments                               10,901,915               3,527,832
Loans held for investment, net                                            6,070,426               3,450,812
Property, equipment and leasehold improvements, net                         576,688                 447,022
Other assets                                                              4,683,659               2,313,821
                                                                    --------------------     -------------------
         Total assets                                                   $58,030,783             $37,216,804
                                                                    ====================     ===================

Borrower and investor custodial accounts                                $16,859,667             $10,955,289
                                                                    ====================     ===================

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                           $19,293,788             $16,655,003
Securities sold under agreements to repurchase                           22,634,839               9,452,852
Bank deposit liabilities                                                  3,114,271                 675,480
Accounts payable and accrued liabilities                                  5,342,442               4,030,573
Income taxes payable                                                      1,984,310               1,815,254
                                                                    --------------------     -------------------
         Total liabilities                                               52,369,650              32,629,162

Commitments and contingencies                                                  -                          -

Company-obligated mandatorily redeemable capital trust pass-
   through securities of subsidiary trusts holding solely Company
   guaranteed related subordinated debt                                     500,000                 500,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value;
   none issued and outstanding                                                 -                          -
Common stock - authorized, 240,000,000 shares of $0.05 par
    value; issued and outstanding, 126,563,333 and 122,705,532
   shares at December 31, 2002 and 2001, respectively                         6,330                   6,135
Additional paid-in capital                                                1,657,144               1,506,853
Accumulated other comprehensive income                                      186,799                  49,467
Retained earnings                                                         3,310,860               2,525,187
                                                                    --------------------     -------------------
         Total shareholders' equity                                       5,161,133               4,087,642
                                                                    --------------------     -------------------
         Total liabilities and shareholders' equity                     $58,030,783             $37,216,804
                                                                    ====================     ===================

Borrower and investor custodial accounts                                $16,859,667             $10,955,289
                                                                    ====================     ===================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS For the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001 (Dollar amounts in thousands, except per share data)

                                                                                       Ten Months Ended      Year Ended February
                                                         Year Ended December 31,
                                                                   2002               December 31, 2001           28, 2001
                                                         -------------------------- ----------------------- -----------------------
Revenues
   Gain on sale of loans and securities                          $3,672,447                 $1,741,599            $ 1,048,238

   Interest income                                                2,253,296                  1,806,596              1,324,066
   Interest expense                                              (1,461,066)                (1,474,719)            (1,330,724)
                                                         -------------------------- ----------------------- -----------------------
      Net interest income (expense)                                 792,230                    331,877                 (6,658)

   Loan servicing fees and other income from retained
interests                                                         2,028,922                  1,367,381              1,227,474
   Amortization of mortgage servicing rights                     (1,267,249)                  (805,533)              (518,199)
   Impairment/recovery of retained interests                     (3,415,311)                (1,472,987)              (915,589)
   Servicing hedge gains                                          1,787,886                    908,993                797,148
                                                         -------------------------- ----------------------- -----------------------
      Net loan servicing fees and other income from                (865,752)                    (2,146)               590,834
retained interests

   Net insurance premiums earned                                    561,681                    316,432                274,039
   Commissions and other revenue                                    358,860                    247,919                167,386
                                                         -------------------------- ----------------------- -----------------------
            Total revenues                                        4,519,466                  2,635,681              2,073,839

Expenses
   Compensation expenses                                          1,931,076                  1,075,227                818,959
   Occupancy and other office expenses                              447,723                    291,571                262,370
   Marketing expenses                                                86,278                     54,068                 71,557
   Insurance claims expenses                                        277,614                    134,819                106,827
   Other operating expenses                                         433,752                    291,377                228,091
                                                         -------------------------- ----------------------- -----------------------
            Total expenses                                        3,176,443                  1,847,062              1,487,804
                                                         -------------------------- ----------------------- -----------------------

Earnings before income taxes                                      1,343,023                    788,619                586,035
   Provision for income taxes                                       501,244                    302,613                211,882
                                                         -------------------------- ----------------------- -----------------------

NET EARNINGS                                                       $841,779                   $486,006               $374,153
                                                         ========================== ======================= =======================

Earnings per share
   Basic                                                           $6.75                      $4.04                     $3.26
   Diluted                                                         $6.49                      $3.89                     $3.14

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY For the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001 (Dollar amounts in thousands)

                                                                                    Additional       Accumulated Other
                                                  Number            Common           Paid-in-          Comprehensive            Retained
                                                of Shares           Stock            Capital           Income (Loss)            Earnings             Total
                                             ------------------ ---------------  ----------------- -----------------------  ------------------ -------------------
                                             ------------------ ---------------  ----------------- -----------------------  ------------------ -------------------

Balance at February 29, 2000                      113,463,424          $5,673         $1,171,238            ($33,234)            $1,744,202           $2,887,879

Cash dividends paid - $0.40 per common share                -               -                -                     -                (45,906)             (45,906)
Stock options exercised                             2,797,939             140             57,468                   -                      -               57,608
Tax benefit of stock options exercised                      -               -             17,375                   -                      -               17,375
Issuance of common stock                            1,133,101              57             51,720                   -                      -               51,777
401(k) Plan contribution                              264,018              13              7,865                   -                      -                7,878
Issued to employee stock purchase plan                 73,767               4              2,013                   -                      -                2,017
Other comprehensive income, net of tax                      -               -                  -             206,483                      -              206,483
Net earnings for the year                                   -               -                  -                   -                374,153              374,153
------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 2001                      117,732,249           5,887          1,307,679             173,249              2,072,449            3,559,264

Cash dividends paid - $0.30 per common share              -                 -                  -                   -                (33,268)             (33,268)
Stock options exercised                             1,336,336              66             30,079                   -                      -               30,145
Tax benefit of stock options exercised                    -                 -              8,769                   -                      -                8,769
401(k) Plan contribution                              191,007              10              8,675                   -                      -                8,685
Issuance of common stock                            3,445,940             172            151,651                   -                      -              151,823
Other comprehensive loss, net of tax                      -                 -                  -            (123,782)                     -             (123,782)
Net earnings for the ten-month period                     -                 -                  -                   -                486,006              486,006
------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                      122,705,532           6,135          1,506,853              49,467              2,525,187            4,087,642

Cash dividends paid - $0.46 per common share              -                 -                  -                   -                (56,106)             (56,106)
Stock options exercised                             2,893,492             147             80,231                   -                      -               80,378
Tax benefit of stock options exercised                    -                 -             21,999                   -                      -               21,999
401(k) Plan contribution                              324,837              16             14,612                   -                      -               14,628
Issuance of common stock                              639,472              32             33,449                   -                      -               33,481
Other comprehensive income, net of tax                    -                 -                  -             137,332                      -              137,332
Net earnings for the year                                 -                 -                  -                   -                841,779              841,779
------------------------------------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                      126,563,333          $6,330         $1,657,144            $186,799             $3,310,860           $5,161,133
==================================================================================================================================================================

The accompanying notes are an integral part of this statement.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001
(Dollar amounts in thousands)

                                                                           Year Ended December          Ten Months Ended            Year Ended February
                                                                                 31, 2002               December 31, 2001                28, 2001
                                                                          -----------------------     -----------------------      -----------------------
Cash flows from operating activities:
   Net earnings                                                            $        841,779                $    486,006                  $   374,153
      Adjustments to reconcile net earnings to net cash
         provided (used) by operating activities:
      Gain on sale of available-for-sale securities                                (464,669)                   (266,246)                     (56,965)
       401(k) plan contribution                                                      14,628                       8,685                        7,878
      Amortization and impairment/recovery of mortgage
servicing rights                                                                  4,572,240                   2,129,310                    1,414,388
      Impairment of other retained interests                                        110,320                     149,210                       19,812
      Depreciation and other amortization                                            56,114                      44,378                       70,736
      Income taxes payable                                                          109,064                     302,305                      211,882
      Origination and purchase of loans held for sale                          (251,900,626)               (123,968,784)                 (68,923,245)
      Principal repayments and sale of loans and securities                     247,479,718                 115,328,093                   69,612,410
                                                                          -----------------------     -----------------------      -----------------------
          Decrease (increase) in mortgage loans and mortgage-
              backed securities held for sale                                    (4,420,908)                 (8,640,691)                     689,165
      (Increase) decrease in other financial instruments                          1,011,222                   1,187,083                      (40,157)
      Increase in trading securities                                             (2,750,728)                 (1,891,910)                  (2,066,051)
      Increase in securities purchased under agreements to resell                (1,678,248)                 (1,209,564)                  (2,673,963)
      Increase in other assets                                                   (2,384,783)                   (548,197)                    (726,073)
      Increase in accounts payable and accrued liabilities                        1,311,869                   1,665,330                    1,002,706
                                                                          -----------------------     -----------------------      -----------------------
         Net cash used by operating activities                                   (3,672,100)                 (6,584,301)                  (1,772,489)
                                                                          -----------------------     -----------------------      -----------------------
Cash flows from investing activities:
   Additions to mortgage servicing rights, net                                   (4,436,328)                 (2,395,939)                  (1,785,659)
   Additions to available-for-sale securities                                   (18,555,706)                 (3,044,425)                  (1,480,079)
   Proceeds from sale of available-for-sale securities                           10,772,705                   2,514,241                      895,736
   Proceeds from sale of securitized mortgage servicing rights                      566,603                           -                            -
   Additions in loans held for investment                                        (2,619,614)                 (2,014,225)                    (980,333)
   Purchase of property, equipment and leasehold
      improvements, net                                                            (170,833)                    (95,806)                     (38,721)
                                                                          -----------------------     -----------------------      -----------------------
         Net cash used by investing activities                                  (14,443,173)                 (5,036,154)                  (3,389,056)
                                                                          -----------------------     -----------------------      -----------------------
Cash flows from financing activities:
   Net increase in
      short-term borrowings                                                      12,445,610                   7,108,609                    2,701,209
   Issuance of long-term debt                                                     7,272,099                   7,075,800                    3,417,237
   Repayment of long-term debt                                                   (3,896,937)                 (3,037,551)                    (957,050)
    Net increase in deposit liabilities                                           2,438,791                     675,480                            -
   Issuance of common stock                                                         113,859                     190,653                      119,266
   Cash dividends paid                                                              (56,106)                    (33,268)                     (45,906)
                                                                          -----------------------     -----------------------      -----------------------
         Net cash provided by financing activities                               18,317,316                  11,979,723                    5,234,756
                                                                          -----------------------     -----------------------      -----------------------
Net increase in cash                                                                202,043                     359,268                       73,211
Cash at beginning of period                                                         495,414                     136,146                       62,935
                                                                          -----------------------     -----------------------      -----------------------
Cash at end of period                                                         $     697,457               $     495,414                $     136,146
                                                                          =======================     =======================      =======================
Supplemental cash flow information:
   Cash used to pay interest                                                $     1,359,582           $       1,469,819            $       1,336,506
   Cash used to pay income taxes                                            $       391,963           $           5,215            $          14,799
Non-cash investing and financing activities:
   Unrealized gain (loss) on available-for-sale securities, net of tax      $       137,332           $        (123,782)           $         206,483
   Common stock contributed to 401(k) plan                                  $        14,628           $           8,685                      $ 7,878

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001
(Dollar amounts in thousands)

                                                                Year Ended December       Ten Months Ended             Year Ended
                                                                      31, 2002           December 31, 2001         February 28, 2001
                                                               ---------------------    ----------------------     --------------------

NET EARNINGS                                                           $841,779                 $486,006                   $374,153

Other comprehensive income, net of tax:
    Unrealized gains (losses) on available for sale
securities:
       Unrealized holding gains (losses) arising
         during the period, before tax                                  588,543                  (81,066)                   361,811
      Income tax (expense) benefit                                     (220,900)                  30,464                   (131,699)
                                                               ---------------------    ----------------------     --------------------
      Unrealized holding gains (losses) arising                         367,643                  (50,602)                   230,112
         during the period, net of tax
       Less: reclassification adjustment for (gains) losses
included in net earnings, before tax                                   (368,694)                (117,238)                   (37,153)
      Income tax expense (benefit)                                      138,383                   44,058                     13,524
                                                               ---------------------    ----------------------     --------------------
      Reclassification adjustment for (gains) losses included          (230,311)                 (73,180)                   (23,629)
         in net earnings, net of tax
                                                               ---------------------    ----------------------     --------------------
Other comprehensive  income (loss)                                      137,332                 (123,782)                   206,483
                                                               ---------------------    ----------------------     --------------------
COMPREHENSIVE INCOME                                                   $979,111                 $362,224                   $580,636
                                                               =====================    ======================     ====================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Countrywide Financial Corporation (the “Company”), previously Countrywide Credit Industries, Inc., is a holding company which, through its principal subsidiary, Countrywide Home Loans, Inc. (“CHL”) and other subsidiaries, is engaged primarily in the U.S. residential mortgage banking business, as well as other businesses that are generally tied to the U.S. residential mortgage market. In addition to residential mortgage banking, the Company’s business activities fall into the following general categories, securities dealer, retail banking and mortgage warehouse lending, insurance underwriting and agency, and international mortgage loan sub-processing and sub-servicing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Change in Fiscal Year

Effective January 1, 2001, the Company changed its fiscal year end from February 28 to December 31. As a result of the change, the Company’s Consolidated Statement of Earnings, Consolidated Statement of Cash Flows and Consolidated Statement of Comprehensive Income for the period ended December 31, 2001 consist of the ten-month period March 1, 2001 through December 31, 2001. Summary comparative data for the ten-month period ended December 31, 2000 is presented in Note 4.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The Company includes both operating and special purpose entities. Inclusion of these entities in the consolidated financial statements of the Company is based on its voting interests for operating entities, and on whether its special purpose entities are “qualifying special purpose entities” (“QSPEs”) as specified by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).

For operating entities, the consolidated financial statements include the accounts of Countrywide Financial Corporation and all majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Minority interests in the Company’s majority-owned subsidiaries are included in “accounts payable and accrued liabilities” on the Company’s balance sheets and the minority interest in the Company’s earnings are charged to “other operating expenses,” net of applicable income taxes. The Company has majority ownership of all of its subsidiaries, and therefore has no equity method or cost-basis investees.

Countrywide has formed special purpose entities for the purpose of facilitating the sale of its loans. The beneficial interests in these entities are held by third-party financial institutions. The structure of these entities limits their activities to holding the transferred assets and transferring cash collected to the entities’ beneficial interest holders. These special purpose entities meet the definition of QSPEs as detailed in SFAS 140 and the accounts of these QSPEs are not included in the consolidated financial statements. See Note 15 for further discussion.

The Company has also formed special purpose entities to facilitate the financing of loans and securities, primarily loans and securities held for sale, or to hold interests retained in securitization. The accounts of these entities are included in the consolidated financial statements as the structure of the entities is such that the Company retains control, as defined by SFAS 140, of the assets transferred to these entities.

Financial Statement Reclassifications

Certain amounts reflected in the Consolidated Financial Statements for the ten-month period ended December 31, 2001 and for the year ended February 28, 2001 have been reclassified to conform to the presentation for the year ended December 31, 2002.

Derivative Financial Instruments

The Company utilizes derivative financial instruments extensively in connection with its interest rate risk management activities. In addition, the Company uses derivatives to manage the foreign currency risk related to its foreign currency denominated indebtedness. (See Note 10 for further discussion.)

On March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments And Hedging Activities,” and Statement of Financial Accounting Standards No. 138, “Accounting For Certain Derivative Instruments And Certain Hedging Activities-An Amendment of FASB Statement No. 133” (collectively, “SFAS 133”). Under SFAS 133, all derivative financial instruments are recognized on the balance sheet at fair value.

At the date of adoption, the Company recorded certain transition adjustments as required by SFAS 133. There was no impact on net earnings because of the transition adjustments. However, the transition adjustments had the following impact on the Company’s balance sheet (in millions):

Decrease in fair value of derivatives classified as assets
Increase in fair value of derivatives classified as liabilities
Decrease in book value of indebtedness
Increase in book value of MSRs
Increase in book value of mortgage inventory and other assets	$ (93.7) $(107.2) $ 107.2 $ 81.7 $ 12.0

The Company designates every derivative instrument as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current period earnings. For a cash flow hedge, to the extent that it is an effective hedge, changes in the fair value of the derivative are recorded in other comprehensive income within shareholders’ equity and subsequently reclassified to earnings in the same period(s) that the hedged transaction impacts net earnings; to the extent a cash flow hedge is ineffective, the ineffective portion of the hedge is reported in current period earnings. For free-standing derivative instruments, changes in the fair values are reported in current period earnings.

The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

The Company discontinues hedge accounting prospectively when (1) it determines that a derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) a derivative instrument expires or is sold, terminated, or exercised; or (3) a derivative instrument is de-designated as a hedge instrument. When hedge accounting is discontinued, the derivative instrument continues to be carried on the balance sheet at its fair value. However, the carrying value of the previously hedged asset or liability is no longer adjusted for changes in fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative instrument continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized immediately in net earnings. When hedge accounting is discontinued because the hedging instrument is sold or terminated, the amount reported in other comprehensive income to the date of sale or termination is reported in other comprehensive income until the forecasted transaction impacts earnings. In all other situations in which hedge accounting is discontinued, the derivative instrument is carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

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

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would qualify as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current period earnings.

Sales, Securitizations and Servicing of Financial Instruments

The Company securitizes substantially all of the mortgage loans it produces, and sells those securities on a regular basis in the secondary mortgage market. By-products of those securitizations are certain retained interests, including mortgage servicing rights (“MSRs”) interest-only securities, principal-only securities, and residual securities, which the Company generally holds as long-term investments. (See Note 9 for a description of MSRs.)

When the Company securitizes mortgage loans, it allocates the acquisition cost of the mortgage loans between the security sold and the retained interests, based on their relative fair values. The reported gain is the difference between the cash proceeds from the sale of the security or loan and its allocated cost.

The Company uses available market data, along with its own empirical data and discounted cash flow models, to arrive at the initial estimated fair values of its retained interests. Once recorded, retained interests are periodically evaluated for impairment, which is defined generally as a reduction in current fair value below carrying value.

If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. For purposes of performing its MSR impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type (fixed or adjustable) and note rate. Fixed-rate loans are stratified into note rate pools of fifty basis points for note rates between 6% and 10% and single pools for note rates above 10% and below 6%. Management periodically reviews the various impairment strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover. When management deems recovery of the value to be unlikely in the foreseeable future, a permanent impairment write-down of the underlying MSRs to its estimated recoverable value is charged to the valuation allowance.

Impairment of other retained interests is recognized as a reduction to shareholders’ equity (net of tax). If the impairment is deemed to be other than temporary, it is recognized in current-period earnings. Once permanently impaired, subsequent increases in the value of other retained interests are recognized in earnings over the remaining life of the investment through a higher effective yield.

Other retained interests are classified as available-for-sale securities and are carried at estimated fair value in the statement of financial condition.

See Note 9 for further discussion concerning the valuation of MSRs and other retained interests.

Mortgage Loans and Mortgage-Backed Securities ("MBS") Held for Sale

Mortgage Loans Held for Sale are recorded at the principal amount outstanding net of deferred origination costs and fees and any premiums or discounts. The cost-basis of Mortgage Loans Held for Sale is adjusted to reflect changes in the loans’ fair value as applicable through fair value hedge accounting. Mortgage Loans Held for Sale are carried at the lower of adjusted cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). The Market value of Mortgage Loans Held for Sale is generally based on quoted market prices for MBS.

The Company’s MBS held for sale are recorded at fair value, with the change in fair value during the period included in earnings. The fair value of MBS held for sale is based on quoted market prices.

Trading Securities

Trading securities consist principally of mortgage securities purchased by the Company’s broker-dealer subsidiary. These securities, along with associated derivative instruments used to manage price risk, are recorded at fair value on a trade date basis, and gains and losses, both realized and unrealized, are included in Gain on Sale of Loans and Securities in the statement of earnings.

Available-for-Sale-Securities

The Company has designated certain of its investments in interest-only and principal-only securities, residuals, mortgage backed securities, collateralized mortgage obligations, corporate bonds and government securities as available-for-sale securities, which are included in Investments in Other Financial Instruments.

Available-for-sale securities are measured at fair value. Unrealized gains or losses, net of deferred income taxes, are excluded from earnings and reported as accumulated other comprehensive income, which is a separate component of shareholders’ equity. Realized gains and losses on sales of securities are computed by the specific identification method at the time of disposition and are recorded in earnings. Unrealized losses that are other-than-temporary are recognized in earnings.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Transactions involving purchases of securities under agreements to resell or sales of securities under agreements to repurchase are recorded at their contractual amounts plus accrued interest and accounted for as collateralized financings, except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price.

Certain of the Company’s securities lending arrangements include master netting agreements whereby the counterparties are entitled and intend to settle their positions “net.” Where such arrangements are in place, the Company includes the net asset or liability in its balance sheet. At December 31, 2002, $213.8 million of borrowings were offset against securities purchased under agreements to resell under master netting arrangements.

Deferred Acquisition Costs

The Company’s insurance carrier subsidiary, Balboa Life and Casualty (“Balboa”), incurs acquisition costs which vary with and are directly related to acquisition of new insurance policies, consisting primarily of commissions, premium taxes, and certain other underwriting costs. These costs are deferred and amortized as the related premiums are earned. Deferred acquisition costs are limited to amounts estimated to be recoverable from the related premiums and anticipated investment income less anticipated losses, loss adjustment expenses, and policy maintenance expenses. Deferred acquisition costs totaling $100.2 million and $83.3 million were included in other assets at December 31, 2002 and 2001, respectively. Amortization of policy acquisition costs totaling $98.8 million, $42.0 million, and $29.3 million were included in other operating expenses for the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001, respectively.

Liability for Insurance Losses

For Balboa’s property and casualty policies, the liability for losses and loss adjustment expenses consists of a liability for the unpaid portion of estimated ultimate losses and loss adjustment expenses on claims reported through the end of the accounting period and a liability for the estimated losses and loss adjustment expenses relating to incidents incurred but not reported as of the balance sheet date.

For credit life and disability policies, the liability for losses provides for future claims, estimated based upon statutory standards, on all policies in-force at the end of the period, as well as the present value of amounts not yet due on disability claims. The liability for policy and contract claims represents the estimated ultimate net cost of all reported and unreported claims incurred through the end of the period, except for the present value of amounts not yet due on disability claims, which are included in the liability for life and disability policies.

The liability for insurance losses is established using statistical analyses and is subject to the effects of trends in claim severity and frequency and other factors. The estimate is continually reviewed and as adjustments to the liability become necessary, such adjustments are reflected in current earnings.

Collateral

The Company continues to report assets it has pledged as collateral in secured borrowing and other arrangements when the secured party cannot sell or repledge the assets.

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

Capitalized Software Costs

Internal software development costs are capitalized to the extent of external direct costs of materials and services consumed in developing or obtaining internal-use computer software and, salary costs relating to employees’ time spent on the software project during the application development stage. Internally-developed software is amortized over six to fifteen years using the straight-line method.

Loan Origination Fees

Loan origination fees, as well as discount points and certain direct origination costs, are initially recorded as an adjustment of the cost of the loan and, with respect to mortgage loans and mortgage-backed securities held for sale, are reflected in earnings when the loan is sold. With respect to loans held for investment, such fees and costs are amortized to interest income using the interest method.

Interest Income Recognition

Interest income is accrued as earned. Loans are placed on non-accrual status when any portion of principal or interest is ninety days past due, or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Loan Servicing Fees

Loan Servicing Fees and other remuneration are received by the Company for servicing residential mortgage loans. Loan Servicing Fees are recorded net of guarantee fees paid by the Company in connection with its securitization activities. Loan Servicing Fees are recognized as earned over the life of the servicing portfolio.

Income from Other Retained Interests

Income from Other Retained Interests represents the yield on interest-only securities, principal-only securities and residual interests retained in securitization. Income on these investments is recognized using the interest method.

Insurance Premiums

Property and casualty and credit life and disability premiums are earned over the term of the policies on a pro-rata basis for all policies except for Guaranteed Auto Protection (“GAP”), which provides coverage for leased automobiles’ residual value, and lender-placed insurance. For GAP insurance, revenue recognition is correlated to the exposure and accelerated over the life of the contract. For lender-placed insurance, earnings are “slowed,” or earned later in the life of the policy, due to high cancellation rates experienced early in the life of the policy. Premiums applicable to the unexpired term of policies in-force are recorded as unearned premiums. Mortgage reinsurance premiums are recognized as earned over the life of the policy.

Advertising Costs

The Company charges to expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefits. Advertising expense was $53.1 million, $37.9 million and $55.5 million for the year ended December 31, 2002, the ten months ended December 31, 2001 and year ended February 28, 2001, respectively.

Stock-Based Compensation

The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company recognizes compensation expenses related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price.

Had the estimated fair value of the options granted during the period been included in compensation expense, the Company’s net earnings and earnings per share would have been as follows:

---------------------------------------------------- ------------------------------- ------------------------------ -------------------------------
                                                      Year Ended December 31, 2002         Ten Months Ended          Year Ended December 31, 2001
(Dollar amounts in thousands except per share data)                                        December 31, 2001
---------------------------------------------------- ------------------------------- ------------------------------ -------------------------------

Net Earnings
     As reported                                                $841,779                       $486,006                        $374,153
     Pro forma                                                  $826,938                       $462,701                        $357,811

Basic Earnings Per Share
     As reported                                                 $6.75                           $4.04                          $3.26
     Pro forma                                                   $6.63                           $3.84                          $3.11

Diluted Earnings Per Share
     As reported                                                 $6.49                           $3.89                          $3.14
     Pro forma                                                   $6.37                           $3.71                          $3.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that has been modified to consider cash dividends to be paid. The weighted-average assumptions used to value the option grants and the resulting average estimated values were as follows:

-------------------------------------- ------------------------------- ------------------------------ -------------------------------

                                        Year Ended December 31, 2002         Ten Months Ended          Year Ended December 31, 2001
                                                                             December 31, 2001
-------------------------------------- ------------------------------- ------------------------------ -------------------------------

Weighted Average Assumptions:
     Dividend yield                                    0.99%                         0.70%                            1.57%
     Expected volatility                                 33%                           29%                              38%
     Risk-free interest rate                            3.8%                          4.9%                             6.4%
     Annual expected life (in years)                    4.16                             5                                5
Fair value of options                                 $12.30                        $13.01                           $10.69

-------------------------------------- ------------------------------- ------------------------------ -------------------------------

Income Taxes

The Company utilizes an asset and liability approach in its accounting for income taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities.

Borrower and Investor Custodial Accounts

The Company holds, as custodian, funds collected from borrowers whose loans it services. These funds include loan payments pending remittance to investors and funds collected from borrowers to ensure timely payment of hazard and primary mortgage insurance and property taxes related to the properties securing the loans. These funds are not owned by the Company. These funds are held in trust and are shown on the Statement of Financial Condition for disclosure purposes only. As of December 31, 2002, $2.3 billion of the borrower and investor custodial accounts were placed as deposits in Treasury Bank and are included in bank deposit liabilities.

Implementation of New Accounting Standards

As more fully disclosed in the preceding caption, “Derivative Financial Instruments,” the Company adopted SFAS 133 in March 2001.

In November 1999, the Emerging Issues Task Force (“EITF”) released Issue No. 99-20, titled “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 is effective for quarters beginning after March 15, 2001. Under the guidelines of EITF 99-20, the accounting treatment of interest income and impairment of beneficial interests in securitization transactions is modified such that beneficial interests which are determined to have an other-than-temporary impairment are required to be written down to fair value with a corresponding impairment charge to earnings. The Company adopted EITF 99-20 for the fiscal quarter ended August 31, 2001 and there was no material impact at adoption on the Company’s financial statements.

In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140 (“SFAS 140”), “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which replaces SFAS No. 125 (of the same title). SFAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some additional disclosures relating to securitization transactions and collateral, but it carries over most of SFAS 125‘s provisions. The collateral and disclosure provisions of SFAS 140 were included in the February 28, 2001 financial statements. All other provisions of this Statement were adopted on April 1, 2001, as required by the statement. The adoption of this statement did not have a material impact on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, provides specific guidance on how to identify the accounting acquirer in a business combination, provides specific criteria for recognizing intangible assets apart from goodwill and requires additional financial statement disclosures regarding business combinations. SFAS 141 will impact the Company’s accounting for any business combinations it may enter into in the future. However, SFAS 141‘s adoption did not have an impact on the Company’s present financial condition or results of operations.

SFAS 142 addresses the accounting for goodwill and other intangible assets after their initial recognition. SFAS 142 changes the accounting for goodwill and other intangible assets by replacing periodic amortization of the asset with an annual test of impairment of goodwill at either the reporting segment level or one level below, providing for similar accounting treatment for intangible assets deemed to have an indefinite life. Assets with finite lives will be amortized over their useful lives. SFAS 142 also provides for additional financial statement disclosures about goodwill and intangible assets. The provisions of SFAS 142 are applicable to the Company for the year ended December 31, 2002. The Company has insignificant levels of goodwill and intangible assets and the adoption of SFAS 142 did not have a material impact on the Company’s financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 changes the scope and certain measurement requirements of existing accounting guidance and also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The provisions of SFAS 144 are applicable to the Company for the year ended December 31, 2002. The adoption of SFAS 144 did not have a material impact on the Company’s financial condition or results of operations.

Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which is an interpretation of SFAS No. 5; “Accounting for Contingencies,” SFAS No. 57; “Related Party Disclosures,” and SFAS No. 107; “Disclosures About Fair Value of Financial Instruments.” FIN 45 clarifies the disclosure and liability recognition requirements relating to guarantees issued by an entity. Specifically, FIN 45 clarifies that entities are required to record guarantees at their fair values, including the value of the obligation to stand ready to perform over the term of the guarantee in the event the specified triggering events or conditions occur, regardless of whether the occurrence of the triggering events or conditions is deemed probable of occurring.

FIN 45 is effective for new guarantees issued or modification of guarantees made after December 31, 2002. FIN 45‘s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45‘s measurement requirements is not expected to have a significant impact on Countrywide’s financial position or results of operations. Management has included the disclosures required by FIN 45 in these financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires business enterprises to consolidate variable interest entities which have one or more of the following characteristics:

1.	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties.

2.	The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

a.	The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights

b.	The obligation to absorb the expected losses of the entity if they occur

c.	The right to receive expected residual returns of the entity if they occur.

FIN 46 excludes qualifying special purpose entities subject to the reporting requirements of SFAS 140. FIN 46 applies upon formation to variable interest entities created after January 31, 2003, and to all variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. At December 31, 2002, Countrywide’s corporate structure included either companies whose accounts were consolidated into the Company’s financial statements or which were classified as qualifying special purpose entities under SFAS 140. Therefore, the adoption of FIN 46 is not expected to have an impact on the Company’s financial statements.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined using net earnings divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The following table presents basic and diluted EPS for the year ended December 31, 2002, the ten months ended December 31, 2001 and for the year ended February 28, 2001:

-------------------------------- ------------------------------------------ --- ----------------------------------------- ---- ---------------------------------------------
                                     Year Ended December 31, 2002                                                                    Year Ended February 28, 2001
                                                                                         Ten Months Ended
                                                                                         December 31, 2001

                                 ------------ -------------- --------------     -------------- ------------ --------------     -------------- --------------- --------------
(Amounts in thousands, except        Net                       Per-Share                                      Per-Share                                         Per-Share
per share data)                   Earnings          Shares      Amount          Net Earnings   Shares          Amount          Net Earnings       Shares         Amount
--------------------------------              -------------- --------------                    ------------ --------------                    --------------- --------------
                                 ------------                                   --------------                                 --------------
Net earnings                         $841,799                                         $486,006                                       $374,153
                                 ============                                   ==============                                 ==============

Basic EPS
Net earnings available to
common shareholders              $841,799           124,740          $6.75      $486,006           120,339          $4.04          $374,153          114,932          $3.26

Effect of dilutive stock
options                               -               4,984                           -              4,454                           -                 4,103
                                 ------------ --------------                    -------------- ------------                    -------------- ---------------

Diluted EPS
Net earnings available to
common shareholders              $841,779           129,724          $6.49      $486,006           124,793          $3.89          $374,153          119,035          $3.14
                                 ============ ==============                    ============== ============                    ============== ===============

-------------------------------- ------------ -------------- -------------- --- -------------- ------------ -------------- --- -------------- --------------- --------------

During the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001, options to purchase 0.9 million shares, 1.3 million shares and 3.3 million shares, respectively, were outstanding but not included in the computation of EPS because they were anti-dilutive. As more fully discussed in Note 14, the Company has outstanding debentures convertible into common stock of the Company upon the stock reaching certain specified levels, or if the credit ratings of the debentures drops below investment grade. At December 31, 2002, none of the conditions providing for conversion of the debentures had been met; therefore, no related adjustment was made to diluted EPS.

NOTE 4 – TRANSITION PERIOD COMPARATIVE DATA

Effective December 31, 2001, the Company changed its fiscal year from February 28 to December 31. Information for the transition period is representative of the ten months beginning March 1, 2001 through December 31, 2001.

The following table presents certain financial information for the ten-months ended December 31, 2001 and December 31, 2000, respectively:

------------------------------------------------------ -------------------------------- --- -------------------------------

                                                                                                     (Unaudited)
                                                        Ten months ended December 31,       Ten months ended December 31,
     (Amounts in thousands, except per share data)                  2001                                 2000
------------------------------------------------------ -------------------------------- --- -------------------------------
     Revenues                                                       $2,635,681                           $1,643,308
     Expenses                                                        1,847,062                            1,218,423
                                                       --------------------------------     -------------------------------
     Earnings before income taxes                                      788,619                              424,885
     Provision for income taxes                                        302,613                              153,200
                                                       --------------------------------     -------------------------------
     Net earnings                                                  $   486,006                          $   271,685
                                                       ================================     ===============================

     Earnings per share:
         Basic                                                         $4.04                                $2.37
         Diluted                                                       $3.89                                $2.30

     Weighted average common shares outstanding:
         Basic                                                         120,339                              114,495
         Diluted                                                       124,793                              118,317

------------------------------------------------------ -------------------------------- --- -------------------------------

NOTE 5 – TRADING SECURITES

Trading securities as of December 31, 2002 and 2001 includes the following:

------------------------------------------- ----------------------------------------------------------
                                                                  December 31,
(Dollar amounts in thousands)                          2002                           2001
------------------------------------------- ---------------------------     --------------------------

     Mortgage-backed securities:
        Fixed-rate                                   $6,948,203                       $4,785,644
        Adjustable-rate                                 446,770                          333,913
                                                                            --------------------------
                                            ---------------------------     --------------------------
                                                      7,394,973                        5,119,557
     Collateralized mortgage obligations                959,881                          472,847
     Agency debentures                                  266,699                          283,170
     Other                                               71,167                           66,418
                                            ---------------------------
                                            ---------------------------     --------------------------
                                                     $8,692,720                       $5,941,992
                                            ===========================     ==========================

------------------------------------------- --------------------------- --- --------------------------

As of December 31, 2002, $8.4 billion of the Company’s trading securities had been pledged as collateral for securities sold under agreement to repurchase, of which the counterparty had the contractual right to sell or re-pledge $2.7 billion.

NOTE 6 – SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or may return collateral pledged when appropriate.

As of December 31, 2002, the Company had accepted collateral with a fair value of $5.9 billion for which it had the contractual ability to sell or re-pledge. As of December 31, 2002, the Company had re-pledged $5.7 billion of such collateral for financing purposes.

As of December 31, 2001, the Company had accepted collateral with a fair value of $4.4 billion for which it had the contractual ability to sell or re-pledge. As of December 31, 2001, the Company had re-pledged $4.3 billion of such collateral for financing purposes.

NOTE 7 – MORTGAGE SERVICING RIGHTS

The activity in mortgage servicing rights for the year ended December 31, 2002, the ten months ended December 31, 2001 and for the year ended February 28, 2001 is as follows:

 ---------------------------------------------------------- -------------------------- -------------------------- -----------------------
                                                                                               Ten Months               Year Ended
                                                             Year Ended December 31,        Ended December 31          February 28,
    (Dollar amounts in thousands)                                      2002                       2001                     2001
 ---------------------------------------------------------- -------------------------- -------------------------- -----------------------
    Mortgage Servicing Rights
         Balance at beginning of period                                $7,051,562               $5,876,121               $5,420,239
         Additions                                                      4,436,328                2,395,939                1,785,659
         Securitization of MSRs                                          (621,047)                       -                        -
         Amortization                                                  (1,267,249)                (805,533)                (518,199)
         Change in fair value attributable to hedged risk                       -                 (466,397)                       -
         SFAS 133 transition adjustment                                         -                   81,705                        -
         Hedge gains applied                                                    -                        -                 (811,578)
         Application of valuation allowance to
               permanently impaired MSRs                               (2,178,648)                 (30,273)                       -
                                                            -------------------------- -------------------------- -----------------------
         Balance before valuation allowance                             7,420,946                7,051,562                5,876,121
               at end of period
                                                            -------------------------- -------------------------- -----------------------

     Valuation Allowance for Impairment
     of Mortgage Servicing Rights
         Balance at beginning of period                                  (935,480)                (108,373)                 (23,762)
         Additions                                                     (3,304,991)                (857,380)                 (84,611)
         Application of valuation allowance to
                securitization of MSRs                                     25,810                        -                     -
         Application of valuation allowance to
                write down permanently impaired MSRs                    2,178,648                   30,273                        -
                                                            -------------------------- -------------------------- -----------------------
         Balance at end of period                                      (2,036,013)                (935,480)                (108,373)
                                                            -------------------------- -------------------------- -----------------------
                                                            -------------------------- -------------------------- -----------------------
     Mortgage Servicing Rights, net                                    $5,384,933               $6,116,082               $5,767,748
                                                            ========================== ========================== =======================

 ---------------------------------------------------------- -------------------------- ----- -------------------------- --- -----------------------

The estimated fair value of mortgage servicing rights was $5.4 billion, $6.1 billion and $5.8 billion as of December 31, 2002 and 2001, and February 28, 2001, respectively. (See Note 9 – “Securitizations” for discussion of the valuation of MSRs.)

The following table summarizes the Company’s estimate of amortization of the existing MSR asset for the five-year period ending December 31, 2007. This projection was developed using the assumptions made by management in its valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio behavior changes, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

------------------------------------------------------ ---------------------------

(Dollar amounts in thousands)
------------------------------------------------------ ---------------------------
                                                             Estimated MSR
                     Year ended December 31,                  Amortization
------------------------------------------------------ ---------------------------

                            2003                               $1,271,560
                            2004                                  984,776
                            2005                                  807,840
                            2006                                  675,057
                            2007                                  569,806
                                                       ---------------------------
                                                       ---------------------------
                             Five year total                   $4,309,039
                                                       ===========================
------------------------------------------------------ ---------------------------

NOTE 8 – INVESTMENTS IN OTHER FINANCIAL INSTRUMENTS

Investments in other financial instruments as of December 31, 2002 and 2001 include the following:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                          December 31,
                                                                    ---------------------------------------------------------
     (Dollar amounts in thousands)                                             2002                           2001
------------------------------------------------------------------- ---------------------------      ------------------------

Prime home equity line of credit senior securities                             $3,470,858               $             -
Servicing hedge instruments:
    Derivative instruments                                                      1,592,550                       256,129
    Principal-only securities                                                     779,125                       840,062
                                                                    ---------------------------      ------------------------
       Total servicing hedge instruments                                        2,371,675                     1,096,191
Other interests retained in securitization:
    Subprime AAA interest-only securities                                         607,526                       493,009
    Prime home equity line of credit residuals                                    437,060                       150,802
    Prime home equity line of credit transferor's interest                        233,658                       139,468
    Interest-only and principal-only securities                                   150,967                       220,852
    Subprime residual securities                                                   71,251                       122,000
    Prime home equity line of credit AAA interest-only security                    24,897                             -
    Other                                                                          78,241                        58,461
                                                                    ---------------------------      ------------------------
       Total other interests retained in securitizations                        1,603,600                     1,184,592
Insurance and banking investment portfolios:
    Collateralized mortgage obligations                                         3,127,165                       300,219
    U.S Treasury securities and obligations of U.S.
         Government corporations and agencies                                     247,470                       251,804
    Mortgage-backed securities                                                     77,572                       581,092
    Corporate securities                                                            3,171                        99,595
    Other                                                                             404                        14,339
                                                                    ---------------------------      ------------------------
Investment in other financial instruments                                     $10,901,915                    $3,527,832
                                                                    ===========================      ========================
------------------------------------------------------------------- --------------------------- ---- ------------------------

All of the securities listed above are classified as available-for-sale, with the exception of the derivative instruments.

At December 31, 2002, the Company had pledged $3.5 billion of prime home equity line of credit senior securities to secure securities sold under agreements to repurchase, and $1.5 billion of collateralized mortgage obligations were pledged to secure Federal Home Loan Bank advances. Amortized cost and fair value of available-for-sale securities as of December 31, 2002 and December 31, 2001 are as follows:

 ----------------------------------------------------- ------------------- -------------------------------------------------- --- --------------
                                                                                        December 31, 2002
                                                       ------------------- ---------------------------------------------- ----------------------
 (Dollar amounts in thousands)                              Amortized               Gross                  Gross                   Fair
                                                                                 Unrealized              Unrealized
                                                              Cost                  Gains                  Losses                 Value
 ----------------------------------------------------- ------------------- ----------------------- ---------------------- ----------------------

 Prime home equity line of credit senior securities            $3,366,477            $104,381               $       -             $3,470,858
 Other interests retained in securitization                     1,452,467             151,133                       -              1,603,600
 Principal-only securities                                        746,479              34,212                  (1,566)               779,125
 Mortgage-backed securities                                        74,532               3,040                       -                 77,572
 Collateralized mortgage obligations                            3,104,800              22,374                      (9)             3,127,165
 U.S Treasury securities and obligations of U.S.
  Government corporations and agencies                            237,076              10,394                       -                247,470
 Corporate securities                                               1,873               1,439                    (141)                 3,171
        Other                                                         394                  10                       -                    404
                                                       ------------------- ----------------------- ---------------------- ----------------------
                                                               $8,984,098            $326,983                 ($1,716)            $9,309,365
                                                       =================== ======================= ====================== ======================

 ----------------------------------------------------- ------------------- ----------------------- ---------------------- --- ----------------------

 -------------------------------------------------- ------------------- -------------------------------------------------- --- --------------

                                                                                     December 31, 2001
                                                    ------------------- ---------------------------------------------- ----------------------
 (Dollar amounts in thousands)                           Amortized               Gross                  Gross                   Fair
                                                                              Unrealized              Unrealized
                                                           Cost                  Gains                  Losses                 Value
 -------------------------------------------------- ------------------- ----------------------- ---------------------- ----------------------

 Other interests retained in securitization                 $1,078,745            $105,902                    ($55)            $1,184,592
 Principal-only securities                                     852,174              6,767                  (18,879)               840,062
 Mortgage-backed securities                                    580,696               4,409                  (4,013)               581,092
 Collateralized mortgage obligations                           300,828                 301                    (910)               300,219
 U.S Treasury securities and obligations of U.S.
 Government corporations and agencies                          253,652               2,140                  (3,988)               251,804
 Corporate securities                                           94,131               6,936                  (1,472)                99,595
        Other                                                   13,726                 613                       -                 14,339
                                                    ------------------- ----------------------- ---------------------- ----------------------
                                                            $3,173,952            $127,068                ($29,317)            $3,271,703
                                                    =================== ======================= ====================== ======================

 -------------------------------------------------- ------------------- --- ----------------------- --- ---------------------- --- ----------------------

Gross gains and losses realized on the sales of available-for-sale securities are as follows:

-----------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Ten Months
                                                           Year Ended December 31,             Ended
                                                                     2002                  December 31,          Year Ended February 28,
(Dollar amounts in thousands)                                                                   2001                       2001
-----------------------------------------------------------------------------------  -------------------------  -------------------------

Prime home equity line of credit senior security:
     Gross realized gains                                         $155,554                   $         -                 $       -
     Gross realized losses                                               -                             -                         -
                                                          -------------------------  -------------------------  -------------------------
         Net                                                       155,554                             -                         -
                                                          -------------------------  -------------------------  -------------------------
Collateralized mortgage obligations:
     Gross realized gains                                            1,095                         1,663                         -
     Gross realized losses                                            (244)                         (113)                        -
                                                          -------------------------  -------------------------  -------------------------
         Net                                                           851                         1,550                         -
                                                          -------------------------  -------------------------  -------------------------
Other interests retained in securitization:
     Gross realized gains                                           21,556                           141                         -
     Gross realized losses                                          (2,244)                         (248)                     (789)
                                                          -------------------------  -------------------------  -------------------------
         Net                                                        19,312                          (107)                     (789)
                                                          -------------------------  -------------------------  -------------------------
Principal-only securities:
     Gross realized gains                                          311,324                       250,322                    51,788
     Gross realized losses                                         (35,369)                            -                         -
                                                          -------------------------  -------------------------  -------------------------
         Net                                                       275,955                       250,322                    51,788
                                                          -------------------------  -------------------------  -------------------------
Mortgage-backed securities:
     Gross realized gains                                            3,873                         1,702                         -
     Gross realized losses                                             (25)                           (4)                        -
                                                          -------------------------  -------------------------  -------------------------
         Net                                                         3,848                         1,698                         -
                                                          -------------------------  -------------------------  -------------------------
Corporate securities:
     Gross realized gains                                           12,941                         5,453                     1,145
     Gross realized losses                                         (11,888)                         (797)                     (128)
                                                          -------------------------  -------------------------  -------------------------
         Net                                                         1,053                         4,656                     1,017
                                                          -------------------------  -------------------------  -------------------------
U.S. Treasury Securities and obligations of U.S.
Government corporations and agencies:
     Gross realized gains                                            9,705                         5,428                         -
     Gross realized losses                                          (1,499)                            -                         -
                                                          -------------------------  -------------------------  -------------------------
         Net                                                         8,206                         5,428                         -
                                                          -------------------------  -------------------------  -------------------------
Other:
     Gross realized gains                                                1                         2,701                     4,949
     Gross realized losses                                            (111)                           (2)                        -
                                                          -------------------------  -------------------------  -------------------------
         Net                                                          (110)                        2,699                     4,949
                                                          -------------------------  -------------------------  -------------------------
Total gains and losses on available-for-sale securities:
     Gross realized gains                                          516,049                       267,410                    57,882
     Gross realized losses                                         (51,380)                       (1,164)                     (917)
                                                          -------------------------  -------------------------  -------------------------
         Net                                                      $464,669                      $266,246                   $56,965
                                                          =========================  =========================  =========================
-----------------------------------------------------------------------------------------------------------------------------------------

NOTE 9 – SECURITIZATIONS

The Company routinely originates, securitizes and sells mortgage loans into the secondary mortgage market. In general, prime first mortgage loan securitizations are structured without recourse to the Company. The Company generally does have limited recourse on the prime home equity and subprime mortgage loans it securitizes through retention of a subordinated interest or through a corporate guarantee of losses up to a negotiated maximum amount. While the Company generally does not retain credit risk on the prime, first-lien mortgage loans it securitizes, it does have potential liability under representations and warranties it makes to purchasers and insurers of the loans. The Company recognized gains of $2.1 billion from sales of mortgage loans in securitizations in the year ended December 31, 2002.

When the Company securitizes mortgage loans, it generally retains the MSRs and, depending on the nature of the securitization, may also retain interest-only securities, principal-only securities and subordinated and residual interests.

MSRs arise from contractual agreements between the Company and investors (or their agents) in MBS and mortgage loans. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums, counseling delinquent mortgagors, supervising foreclosures and property dispositions, and generally administering the loans. For performing these functions, the Company receives a servicing fee ranging generally from 0.25% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the mortgagors. In addition, the Company generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees such as late charges, reconveyance charges, and prepayment penalties. In addition, the Company generally has the right to solicit the mortgagors for other products and services, such as second mortgages and insurance, as well as a new first mortgage for those considering refinancing or purchasing a new home. The value of MSRs is derived from the net positive cash flows associated with a servicing contract.

The Company estimates the fair value of its MSRs through use of a proprietary option-adjusted spread (“OAS”) cash flow model. The model utilizes a stochastic interest rate model in conjunction with proprietary mortgage prepayment models to simulate MSR cash flows over multiple interest rate paths and derive an expected present, or estimated fair, value. Cash flows incorporated in the model consist of net service fees, float earnings on escrow balances, late charges, prepayment penalties, ancillary fees, servicing operating costs, cost related to advancing delinquent mortgage payments, and foreclosure-related costs. The cash flow assumptions are derived from the Company’s own empirical data drawn from the recent historical experience of its MSRs. Prior to adopting its present methodology, the Company estimated the fair value of its MSRs through use of a proprietary, “zero-volatility” (single rate path) discounted cash flow model. That model incorporated cash flows not present in the Company’s current MSR valuation model. Those cash flows consisted of cross-sell activities, namely insurance and home equity loans, loan retention benefits, net captive reinsurance premiums, and government loan remarketing gains. For the other retained interests, the Company estimates fair value through the use of proprietary, “static” (single rate path) discounted cash flow models. The Company has evolved its methodologies for valuing MSRs and other retained interests in concert with the industry and with the objective of providing improved estimates of fair value. The Company has incorporated assumptions in its valuation models it believes other major market participants would presently consider in deriving the fair value of MSRs and other retained interests.

The key assumptions used in the valuation of MSRs and other retained interests include mortgage prepayment speeds, the OAS or discount rate, as appropriate, and for residual interests that contain credit risk, the lifetime credit losses. (See Note 27 - “Loan Servicing” for further discussion of credit risk.)

The Company estimates mortgage prepayment speeds using proprietary, statistical, multi-factor, pool-level models that have been developed for each major loan type using historical, loan-level data from the Company’s mortgage servicing portfolio. The primary factors driving prepayment speeds in the models are housing turnover, refinance incentive, forecasted housing price appreciation, loan age, and burnout. The models derive single-month-mortality (“smm”) rates based on the modeled mortgage rate. The modeled mortgage rate is a function of the simulated short-term and long-term rates derived from the Company’s interest rate model. The Company’s stochastic interest rate model utilizes the swap curve and option prices to develop the simulated interest rates. The Company has benchmarked its mortgage prepayment models against other commercially-available models, as well as, on an ongoing basis, to its actual portfolio prepayment experience. The Company periodically refits its prepayment models using its most recent portfolio data.

The Company determines OAS and discount rates by reference to available market data. For MSRs, the Company applies a different OAS depending on the servicing type. As of December 31, 2002, the OAS ranged from 2.9% for conventional, conforming MSRs to 6.9% for subprime MSRs. The OAS is added to the simulated forward LIBOR rate to arrive at the discreet discount rate used in each period within the cash flow model. The OAS is evaluated periodically based upon analysis of the following market data (as available): MSR “bulk” and “flow” transactions; sales of new mortgage loans on a servicing-released basis; MSR broker valuations; Trust I/O and Company I/O prices; and peer group surveys.

The Company estimates lifetime mortgage credit losses using proprietary, statistical, multi-factor pool-level models that have been developed for prime home equity and subprime loans using historical, loan-level data from the Company’s mortgage servicing portfolio as well as available loan-level data from third parties. The primary factors driving lifetime credit losses in the models are FICO credit scores, loan-to-value ratio, loan balance, documentation type, and forecasted housing price appreciation. The Company compares the credit loss estimates derived from its models on new mortgage pools to those loss estimates developed by the rating agencies and mortgage insurance companies. The Company periodically refits its credit loss models using its most recent portfolio data.

Key economic assumptions used in determining the fair value of MSRs at the time of securitization are as follows:

------------------------------------------ ---------------------- ---- ------------------------ ----- ---------------------

                                                                          Ten Months Ended
                                                Year Ended                December 31, 2001                Year Ended
                                              December 31, 2002                                        February 28, 2001
------------------------------------------ ---------------------- ---- ------------------------ ----- ---------------------

Weighted-average life (in years)                        5.8                         7.6                        8.2

Weighted-average annual prepayment speed              15.8%                       11.8%                      11.0%

Weighted-average OAS over LIBOR curve                 3.74%                         n/a                        n/a

Weighted average annual discount rate                   n/a                       10.9%                      10.3%

------------------------------------------ ---------------------- ---- ------------------------ ----- ---------------------

Key economic assumptions used in determining the fair value of other retained interests at the time of securitization are as follows:

------------------------------------------ ----------------------- ---- ---------------------- --- ----------------------

                                                                          Ten Months Ended
                                                 Year Ended               December 31, 2001             Year Ended
                                              December 31, 2002                                      February 28, 2001
------------------------------------------ ----------------------- ---- ---------------------- --- ----------------------

Weighted-average life (in years)                           2.7                       3.9                       4.1

Weighted-average annual prepayment speed                  30.4%                    26.1%                     24.3%

Weighted-average annual discount rate                     14.9%                    14.6%                     15.4%

Weighted-average lifetime credit losses                    0.8%                     0.5%                      2.5%

------------------------------------------ ----------------------- ---- ---------------------- --- ----------------------

The following table summarizes cash flows between the Company and securitization special purpose entities:

--------------------------------------------------------- ---------------------- ---- ---------------------- ---- ------------------

                                                                                        Ten Months Ended
                                                               Year Ended              December 31, 2001               Year Ended
                                                             December 31, 2002                                     February 28, 2001
(Dollar amounts in thousands)
--------------------------------------------------------- ---------------------- ---- ---------------------- ---- ------------------

Proceeds from new securitizations                               $222,405,901              $103,829,423                $60,494,596

 Proceeds from collections reinvested in securitizations
                                                                  $1,431,896                  $606,017                    $707,460

 Service fees received                                            $1,179,137                  $811,488                    $821,836

 Purchases of delinquent loans                                   ($3,712,399)              ($4,303,894)                ($2,610,563)

 Servicing advances                                              ($1,520,422)                ($880,301)                  ($468,602)

 Repayment of servicing advances                                  $1,376,068                  $755,175                    $405,097

 Other cash flows received on retained interests(a)                 $974,892                  $617,205                    $295,698

--------------------------------------------------------- ---------------------- ---- ---------------------- ---- ------------------

(a) Represents cash flows received on retained interest other than servicing fees.

Key economic assumptions used in subsequently measuring the fair value of the Company's MSRs at December 31, 2002 and 2001 and February 28, 2001, and the effect on the fair value of those MSRs from adverse changes in those assumptions, are as follows:

---------------------------------------------- -------------------- --- ------------------- --- ----------------------

                                                              December 31,                          February 28,
                                               --------------------------------------------     ----------------------
 (Dollar amounts in thousands)                         2002                     2001                     2001
---------------------------------------------- --------------------     -------------------     ----------------------

Fair value of mortgage servicing rights                 $5,384,933              $6,116,082               $5,834,058

Weighted-average remaining life (in years)                     5.6                     5.9                      6.1

WEIGHTED-AVERAGE ANNUAL Prepayment speed                     21.7%                   17.2%                    16.1%

          Impact of 10% adverse change                    $350,673                $230,304                 $263,080

          Impact of 20% adverse change                    $660,276                $441,858                 $500,464

WEIGHTED-AVERAGE OAS over LIBOR curve                         3.6%                     n/a                      n/a

Weighted-average ANNUAL  discount rate                         n/a                   11.1%                     9.8%

          Impact of 10% adverse change                     $67,279                $245,260                 $209,159

          Impact of 20% adverse change                    $133,801                $472,130                  404,732

---------------------------------------------- -------------------- --- ------------------- --- ----------------------

Key economic assumptions used in subsequently measuring the fair value of the Company’s other interests retained in securitization at December 31, 2002 and 2001, and February 28, 2001, and the effect on the fair value of those other retained interests from adverse changes in those assumptions are as follows:

-------------------------------------------- -------------------- ------ ------------------- --- ----------------------

                                                              December 31,                           February 28,
                                             -----------------------------------------------     ----------------------
(Dollar amounts in thousands)                       2002                        2001                     2001
-------------------------------------------- --------------------        -------------------     ----------------------

Fair value of other retained interests                $1,291,701                 $986,663                 $1,026,493

Weighted-average life (in years)                             2.1                      3.3                        4.4

WEIGHTED-AVERAGE annual Prepayment speed                   34.3%                    28.2%                      23.3%

     Impact of 10% adverse change                       $119,073                  $69,513                    $62,058

     Impact of 20% adverse change                       $220,544                 $130,807                   $113,446

WEIGHTED-AVERAGE annual Discount rate                      15.0%                    15.2%                      16.6%

     Impact of 10% adverse change                        $25,017                  $20,139                    $30,728

     Impact of 20% adverse change                        $44,250                  $39,105                    $59,179

WEIGHTED-AVERAGE LIFETIME CREDIT LOSSES                     3.4%                     3.0%                       3.3%

     Impact of 10% adverse change                        $28,777                  $25,280                    $18,223

     Impact of 20% adverse change                        $57,205                  $50,560                    $35,423

-------------------------------------------- -------------------- ------ ------------------- --- ----------------------

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in individual assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in the above tables, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another which might magnify or counteract the sensitivities.

The following table presents information about delinquencies and components of prime home equity and subprime loans for which the Company has retained some level of credit risk:

------------------------------------------------------- -------------------------- --- ----------------------------

                                                                               December 31,
                                                        -----------------------------------------------------------
                                                        -------------------------- --- ----------------------------
(Dollar amounts in thousands)                                     2002                            2001
------------------------------------------------------- --------------------------     ----------------------------

Prime home equity and subprime loans:
      Total principal amount                                     $17,228,847                     $13,951,181
                                                        ==========================     ============================
      Principal amount 60 days or more past due                     $709,587                        $668,479
                                                        ==========================     ============================

Comprised of:
      Loans and securities sold                                  $12,218,607                     $10,259,509
      Loans and securities held for sale or available              5,010,240                       3,691,672
                                                        --------------------------     ----------------------------
                                                                 $17,228,847                     $13,951,181
                                                        ==========================     ============================

------------------------------------------------------- -------------------------- --- ----------------------------

The Company incurred credit losses of $90.1 million and $30.2 million related to the mortgage loans above during the year ended December 31, 2002 and the ten-month period ended December 31, 2001, respectively.

NOTE 10 – FINANCIAL INSTRUMENTS

Derivative Financial Instruments

The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk through the natural counterbalance of its loan production and servicing businesses. In addition, the Company utilizes various financial instruments, including derivatives, to manage the interest rate risk related specifically to its committed pipeline, mortgage loan inventory and MBS held for sale, MSRs, trading securities and other retained interests, as well as a portion of its debt. The overall objective of the Company’s interest rate risk management activities is to reduce the variability of reported earnings caused by changes in interest rates.

The Company uses a variety of derivative financial instruments to manage interest rate risk. These instruments include MBS mandatory forward sale and purchase commitments, options to sell or buy MBS, Treasury and eurodollar rate futures and options thereon, interest rate floors, interest rate caps, capped swaps, swaptions, and interest rate swaps. These instruments involve, to varying degrees, elements of interest rate and credit risk. The Company manages foreign currency exchange rate risk, which arises from the issuance of foreign currency-denominated debt, with foreign currency swaps.

Risk Management Activities Related to Mortgage Loan Inventory and Committed Pipeline

Description of Risk Management Activities

The Company has interest rate exposure relative to its Mortgage Loan Inventory and its Committed Pipeline. The Mortgage Loan Inventory is comprised of mortgage loans and MBS held by the Company pending sale. The Mortgage Loan Inventory is generally held on average 30 days. The Committed Pipeline is comprised of loan applications in process where the Company has provided an interest rate lock commitment (“IRLC”) for a specified period, generally from 7 to 60 days.

The Company’s loan production consists primarily of fixed rate mortgages. Fixed rate mortgages, like other fixed rate debt instruments, are subject to a loss in value when market interest rates rise. The Company is exposed to such losses from the time IRLC is made to an applicant (or financial intermediary) to the time the related mortgage loan is sold. To manage this risk of loss, the Company utilizes derivatives, primarily forward sales of MBS and options to buy and sell MBS, as well as options on Treasury futures contracts. Certain of these transactions qualify as “fair value” hedges under SFAS 133. (See the following section titled “Accounting for Risk Management Activities” for further discussion.)

The Company ensures that substantially all fixed rate Mortgage Loan Inventory is covered at all times through corresponding net forward sales of MBS. (The net forward sales may be comprised of forward sales of MBS partially offset by forward purchases of MBS.)

The interest rate risk management of the Committed Pipeline is complicated by the fact that the ultimate percentage of applications that close within the terms of the IRLC is variable. The probability that the loan will fund within the terms of the IRLC is driven by a number of factors, in particular the change, if any, in mortgage rates subsequent to the lock date. In general, the probability increases if mortgage rates rise, and decreases if mortgage rates fall. This is due primarily to the relative attractiveness, or unattractiveness, of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the applications, age of the applications, purpose for the loans (purchase or refinance), and the application approval rate. The Company has developed closing ratio estimates (“Fallout Curves”) using its historical empirical data that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The Fallout Curves are utilized to estimate the quantity of loans that will fund within the terms of IRLCs.

To manage the interest rate risk associated with the Committed Pipeline, the Company uses a combination of net forward sales of MBS and put and call options on MBS or Treasury futures. As a general rule, the Company enters into forward sales of MBS in an amount equal to the portion of the Committed Pipeline expected to close, assuming no change in mortgage rates. The Company acquires put and call options to protect against the variability of loan closings caused by changes in mortgage rates, utilizing the current Fallout Curves to determine the amount of optional coverage required. The Company reviews its Committed Pipeline and Mortgage Inventory risk profiles on a daily basis.

The Company uses the following derivative instruments in its risk management activities related to the Committed Pipeline and Mortgage Loan Inventory:

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
  Short Eurodollar Futures Contracts: represents standardized exchange-traded contracts, the value of which is tied to spot Eurodollar rates at specified future dates. The value of these futures contracts increases when Eurodollar rates rise.

The following table summarizes the balance or notional amounts, as applicable, of Mortgage Loan Inventory, Committed Pipeline and the related derivatives instruments at December 31, 2002.

------------------------------------------ ------------------------------

(Dollar amounts in billions)                     December 31, 2002
------------------------------------------ ------------------------------

Mortgage Loan Inventory:
     Fixed rate                                        $11.3
     Adjustable rate                                     3.7
                                           ------------------------------
     Total                                             $15.0
                                           ==============================

Committed Pipeline
     Fixed rate                                        $30.8
     Adjustable rate                                     4.8
                                           ------------------------------
     Total                                             $35.6
                                           ==============================

Mandatory Forward Trades
     Sales                                            ($68.1)
     Buys                                               39.0
                                           ------------------------------
     Net mandatory positions                          ($29.1)
                                           ==============================

Long MBS Options
     Calls                                              $0.0
     Puts                                               (9.4)
                                           ------------------------------
     Net long MBS options                              ($9.4)
                                           ==============================

Long Treasury Options
     Calls                                              $0.6
     Puts                                                -
                                           ------------------------------
     Net long Treasury Options                          $0.6
                                           ==============================

Interest Rate Futures                                  $12.7
                                           ==============================

------------------------------------------ ------------------------------

Accounting for Risk Management Activities

In general, the risk management activities connected with 95% or more of the fixed rate Mortgage Inventory has qualified as a “fair value” hedge under SFAS 133. The Company recognized pre-tax losses of $2.4 million and pre-tax gains of $8.5 million, representing the ineffective portion of such fair value hedges of Mortgage Inventory, for the year ended December 31, 2002 and the ten months ended December 31, 2001, respectively. This amount along with the change in the fair value of the derivative instruments that were not designated as hedge instruments under SFAS 133 are included in gain on sale of loans in the statement of earnings. The derivative instruments that did not qualify as a hedge under SFAS 133 were primarily those used to manage the interest rate risk related to a portion of the Company’s adjustable rate and non-conforming mortgage inventory.

IRLCs are derivative instruments as defined by SFAS 133. As such, IRLCs are recorded at fair value with changes in fair value recognized in current period earnings (as a component of gain on sale of loans.) The Company estimates the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based upon quoted MBS prices. The change in fair value of the underlying mortgage loan is measured from the lock date. Therefore, at the time of issuance the estimated fair value of an IRLC is zero. (Subsequent to issuance, the value of an IRLC can be either positive or negative, depending on the change in value of the underlying mortgage loan.) The Fallout Curves are utilized to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. Because IRLCs are derivatives under SFAS 133, the associated risk management activities of the Committed Pipeline do not qualify for hedge accounting under SFAS 133. The “freestanding” derivative instruments that are used to manage the interest rate risk in the Committed Pipeline are marked to fair value and recorded as a component of gain on sale of loans in the statement of earnings.

Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Other Retained Interests

Description of Risk Management Activities

MSRs and other retained interests, specifically interest-only securities, and residual securities, are generally subject to a loss in value when mortgage interest rates decline. MSRs and other retained interests represent the present value of cash flow streams that are closely linked to the expected life of the underlying loan servicing portfolio. Declining mortgage interest rates generally precipitate increased mortgage refinancing activity, which decreases the expected life of the loans in the servicing portfolio, thereby decreasing the value of the MSRs and other retained interests. Reductions in the value of these assets impacts earnings through impairment charges. To moderate the effect on earnings of impairment, the Company maintains a portfolio of financial instruments, including derivatives, which increase in aggregate value when interest rates decline. This portfolio of financial instruments is collectively referred to herein as the “Servicing Hedge.” A portion of the Servicing Hedge has in the past qualified as a “fair value” hedge under SFAS 133. (See the following section titled “Accounting for Risk Management Activities” for further discussion.)

The Company currently uses the following financial instruments in its Servicing Hedge:

  Interest Rate Floors: represents a right to receive cash if a reference interest rate falls below a contractual strike rate; therefore, its value increases as the reference interest rate falls. The reference interest rates used in the Company’s interest rate floors include mortgage rates, Treasury rates, and U.S. dollar (“USD”) LIBOR.
  Long Call Options on Treasury Futures: represents a right to acquire a Treasury futures contract at a specific price in the future; therefore, its value increases as the benchmark Treasury rate declines.
  Long Put Options on Treasury Futures: represents a right to sell a Treasury futures contract at a specific price in the future; therefore, its value increases as the benchmark Treasury rate increases.
  Long Put Options on Eurodollar Futures: represents a right to sell a Eurodollar futures contract at a specific price in the future; therefore, its value increases as the benchmark Eurodollar rate increases.
  Long Call Options on MBS: represents a right to buy an MBS at a specific price in the future; therefore, its value increases as mortgage rates decline.
  Interest Rate Swaps: represents a mutual agreement to exchange interest rate payments; one party paying a fixed rate and another paying a floating rate tied to a reference interest rate (e.g., USD LIBOR). For use in the Servicing Hedge, the Company generally receives the fixed rate and pays the floating rate; therefore, the contract increases in value as rates decline.
  Receiver Swaptions: represents a right to enter into a predetermined Interest Rate Swap at a future date in which, upon exercise of its right, the Company receives the fixed rate and pays the floating rate; therefore, the contract increases in value as rates decline.
  Payor Swaptions: represents a right to enter into a predetermined Interest Rate Swap at a future date in which, upon exercise of its right, the Company pays the fixed rate and receives the floating rate; therefore, the contract generally increases in value as rates rise.
  Principal-Only Securities: consist of mortgage trust principal-only securities and Treasury principal-only securities (“Strips”). These securities have been purchased at discounts to their par value. As interest rates decrease, the values of these securities generally increase.

These instruments are used in tandem to manage the overall risk portfolio of the MSRs and other retained interests. The Company reviews its retained interests risk profile on a daily basis.

The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge.

---------------------------- ------------------------ ----------------------- ----------------------- --------------------------

                                    Balance,                                                                  Balance,
                                  December 31,                                    Dispositions/             December 31,
(Dollar amount in millions)           2001                  Additions              Expirations                  2002
---------------------------- ------------------------ ----------------------- ----------------------- --------------------------

Interest Rate Floors                    $13,500                   $7,500                ($13,500)                 $7,500
Long Call Options on
  Interest Rate Futures                 $61,910                 $130,000               ($167,910)                $24,000
Long Put Options on
  Interest Rate Futures                $100,000                 $145,000               ($206,000)                $39,000
Interest Rate Swaps                      $1,500                  $12,750                 ($2,400)                $11,850
Interest Rate Caps                       $2,300                        -                 ($1,500)                   $800
Interest Rate Swaptions                  $9,000                  $18,250                ($16,500)                $10,750

---------------------------- ------------------------ ----------------------- ----------------------- --------------------------

The Servicing Hedge is intended to reduce the impact on reported earnings of MSRs and other retained interest impairment that generally results from a decline in mortgage rates. Should mortgage rates increase, the value of the MSRs and other retained interests are expected to increase while the value of the Servicing Hedge is expected to decline. With respect to the various options, caps and floors included in the Servicing Hedge, the Company is not exposed to loss beyond its initial outlay to acquire these derivative instruments, plus any unrealized gains recognized to date. With respect to the interest rate swap contracts included in the Servicing Hedge as of December 31, 2002, the Company estimates that its maximum exposure to loss over the contractual terms is $1.2 billion.

Accounting for Risk Management Activities

The changes in fair value of derivative contracts included in the Servicing Hedge are recorded as a component of the gain or loss from the Servicing Hedge in the statement of earnings. Principal-only securities included in the Servicing Hedge are held as available-for-sale securities. The changes in fair value of the principal-only securities included in the Servicing Hedge are recorded in accumulated other comprehensive income. Realized gains or losses on sales of these principal-only securities are recorded as a component of the gain or loss from the Servicing Hedge in the statement of earnings.

During the nine months ended November 30, 2001, a portion of the Servicing Hedge qualified as a “fair value” hedge under SFAS 133. At no other time has any portion of the Servicing Hedge qualified as a hedge under SFAS 133.

In a “fair value” hedge under SFAS 133, the cost basis of the MSRs is adjusted for the change in fair value of the MSRs attributable to the hedged risk, with a corresponding amount included as a component of impairment or recovery of retained interests in the statement of earnings.

The following table summarizes the change in fair value of the MSRs and the related derivative instruments that qualified for hedge accounting under SFAS 133 for the nine months ended November 30, 2001.

---------------------------------------------------------- --------------------------------
                                                                   9 months ended
(Dollar amounts in millions)                                      November 30, 2001
---------------------------------------------------------- --------------------------------

Change in fair value of MSRs attributable to hedged risk                     ($466.4)

Change in fair value of hedge instruments                                      480.7
                                                           --------------------------------
       Hedge ineffectiveness under SFAS 133                                  $  14.3
                                                           ================================
---------------------------------------------------------- --------------------------------

The Company recognized in earnings for the ten months ended December 31, 2001 a gain of $14.3 million, which represents the amount of hedge ineffectiveness for the portion of the Servicing Hedge that qualified as a “fair value” hedge under SFAS 133. There was no portion of the related hedge instruments’ gain or loss that was excluded from the assessment of hedge effectiveness.

Risk Management Activities Related to Issuance of Long-Term Debt

The Company enters into interest rate swap contracts which enable it to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $3.7 billion) and to enable the Company to convert a portion of its foreign currency-denominated fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $0.1 billion). These transactions are designed as fair value hedges under SFAS 133. For the year ended December 31, 2002 and the ten months ended December 31, 2001, the Company recognized a pre-tax gain of $3.1 million and $2.4 million, representing the ineffective portion of such fair value hedges of debt. This amount is included in interest charges in the statement of earnings.

In addition, the Company enters into interest rate swap contracts which enable it to convert a portion of its floating-rate, long-term debt to fixed-rate, long-term debt (notional amount of $1.5 billion) and to convert a portion of its foreign currency-denominated, fixed-rate, long-term debt to U.S. dollar fixed-rate debt (notional amount of $0.6 billion). These transactions are designed as cash flow hedges under SFAS 133. For the year ended December 31, 2002 and for the ten months ended December 31, 2001, the Company recognized a pre-tax loss of $0.5 million and $0.4 million, representing the ineffective portion of such cash flow hedges. As of December 31, 2002, deferred net gains or losses on derivative instruments included in other comprehensive income that are expected to be reclassified as earnings during the next 12 months are not material.

The Company also enters interest rate swap contracts that enable it to convert a portion of its long-term debt from one floating-rate index to another, all of which debt matured in the current year.

Payments on interest rate swaps are based on a specified notional amount. In connection with the debt fair value hedges, the Company has entered into swaps in which the rate received is fixed and the rate paid is adjustable and is indexed to LIBOR (“Receiver Swap”). In connection with the debt cash flow hedges, the Company has entered into swaps in which the rate paid is fixed and the rate received is adjustable and is indexed to LIBOR (“Payer Swap”).

The following summarizes the average interest rates on the swaps as of December 31, 2002:

----------------- --------------------------- -- ----------------------------
                         Fixed Rate                    Floating Rate
----------------- --------------------------- -- ----------------------------

Receiver swaps                 5.12%                            2.10%

Payer swaps                    4.68%                            2.80%
----------------- --------------------------- -- ----------------------------

Payments are due periodically through the termination date of each contract. The contracts expire between January 2003 and June 2027.

Risk Management Activities Related to the Broker-Dealer Securities Trading Portfolio

In connection with its broker-dealer activities, the Company maintains a trading portfolio of fixed income securities, primarily MBS. The Company is exposed to price changes in its trading portfolio arising from interest rate changes during the period it holds the securities. To manage this risk, the Company utilizes the following derivative instruments:

  Forward Sales of To-Be Announced (“TBA”) MBS: represents an obligation to sell agency pass-through MBS that has not yet been issued at a specific price and at a specific date in the future; therefore, its value increases as mortgage rates rise.

  Forward Purchases of TBA MBS: represents an obligation to purchase agency pass-through MBS that have not yet been issued at a specific price at a specific date in the future; therefore, its value increases as mortgage rates fall.
  Forward Sale of U.S. Treasury Securities: represents a standardized exchange-traded agreement to sell a specific quantity of U.S. Treasury securities for a specific price at a specific date in the future; therefore, its value increases when interest rates rise.
  Fed Funds and Eurodollar Futures Contracts: represents a standardized exchange-traded contract, the value of which is tied to spot Fed Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Fed Funds or Eurodollar rates rise.
  Interest Rate Swaps: represents a mutual agreement to exchange interest rate payments; one party paying a fixed rate and another paying a floating rate tied to a reference interest rate (e.g. USD LIBOR). For use in its trading portfolio risk management activities, the Company receives the floating rate and pays the fixed rate; therefore, its value increases as rates rise.
  Total Return Swaps: represents a mutual agreement between counterparties to receive or pay the change in value of a specified index over a specified period of time. The indices referenced in Total Return Swaps used by the Company in its hedging of trading securities generally encompass price changes, coupon interest payments and principal pay-downs of a specified group of securities. In its trading portfolio risk management activities, the Company generally pays the change in the referenced indices if the indices rise and receives the change in the referenced indices if the indices decline; therefore, the value of these contracts generally increases as rates rise.

The following summarizes the notional amounts of the derivative contracts included in broker-dealer’s trading portfolio, at December 31, 2002:

------------------------------------------ -----------------------------------
                                                       Notional
(Dollar amounts in millions)                            Amount
------------------------------------------ -----------------------------------

Forward contracts to sell MBS                           $13,247
Forward contracts to purchase MBS                       $6,427
Short futures contracts                                 $3,559
Interest rate swap contracts                             $257

------------------------------------------ -----------------------------------

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments as of December 31, 2002 and

December 31, 2001 is made by the Company using available market information and appropriate valuation methods. However, in some cases considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

--------------------------------------------------------- ------------------------------------------- --- -------------------------------------------

                                                                                                 December 31,
                                                          -------------------------------------------------------------------------------------------
                                                                             2002                                            2001
                                                          -------------------------------------------     -------------------------------------------
                                                          -------------------- --- ------------------
                                                                  Carrying             Estimated              Carrying                Estimated
(Dollar amounts in thousands)                                   Amount                Fair Value               Amount                 Fair Value
--------------------------------------------------------- -------------------- --- ------------------ --- ------------------ ---- -------------------
--------------------------------------------------------- -------------------- --- ------------------ --- ------------------ ---- -------------------
Assets:
     Mortgage loans and mortgage-backed securities
         held for sale                                          $15,025,617            $15,025,617            $10,604,709             $10,604,709
      Trading securities                                          8,692,720              8,692,720              5,941,992               5,941,992
     Securities purchased under agreements to resell              5,997,368              5,997,368              4,319,120               4,319,120
     Loans held for investment                                    6,070,426              6,098,312              3,450,812               3,450,812
     Investments in other financial instruments                  10,901,915             10,901,915              3,527,832               3,527,832

Liabilities:
     Notes payable                                               19,293,788             20,278,428             16,655,003              17,353,748
     Securities sold under agreements to repurchase              22,634,839             22,634,839              9,452,852               9,452,852
     Securities sold not yet purchased                              446,230                446,230                280,506                 280,506
     Corporate guarantees                                           116,665                116,665                101,838                 101,838

Company-obligated mandatorily redeemable capital trust
pass-throughsecurities of subsidiary trusts holding
solely Company guaranteedrelated subordinated debt                  500,000                581,881                500,000                 543,066

Derivatives:
     Interest rate floors                                            95,517                 95,517                 83,568                  83,568
     Forward contracts on MBS                                      (515,887)              (515,887)               180,750                 180,750
     Options on MBS                                                  11,205                 11,205                 18,062                  18,062
     Options on interest rate futures                               126,339                126,339                 66,076                  66,076
     Interest rate caps                                                 338                    338                  2,818                   2,818
     Swaptions                                                      292,513                292,513                119,801                 119,801
     Interest rate swaps                                          1,157,046              1,157,046               (240,785)               (240,785)
     Futures                                                        (20,912)               (20,912)                  (494)                   (494)
     Interest rate lock commitments                                 226,038                226,038                (89,400)                (89,400)

--------------------------------------------------------- -------------------- --- ------------------ --- ------------------ ---- -------------------

The fair value estimates as of December 31, 2002 and 2001 were based on pertinent information that was available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods used by the Company in estimating fair values:

Mortgage Loans and Mortgage-Backed Securities Held for Sale
Fair value is estimated using the quoted market prices for securities backed by similar types of loans and dealer commitments to purchase loans on a servicing-retained basis.

Trading Securities
Fair value is estimated using quoted market prices.

Securities purchased under agreements to resell
These financial instruments are recorded at accreted cost, which approximates fair value.

Loans held for investment
The fair value of mortgage loans is estimated through the use of discounted cash flow models. Re-warehoused FHA-insured and VA-guaranteed loans and warehouse lending advances are recorded at realizable value, which approximates fair value.

Investments in other financial instruments:

Principal-Only-Securities
Fair value is estimated through the use of a proprietary, “static” (single rate path) discounted cash flow model. The Company has incorporated mortgage prepayment assumptions in its valuation model that it believes other major market participants would presently consider in deriving the fair value of principal-only securities.

Mortgage-backed securities retained in securitization
Fair value is estimated through the use of proprietary, “static” (single rate path) discounted cash flow models. The Company has incorporated mortgage prepayment and credit loss assumptions in its valuation models that it believes other major market participants would presently consider in deriving the fair value of its retained interests.

Mortgage-backed securities Fair value is estimated using quoted market prices.

Collateralized mortgage obligations Fair value is estimated using quoted market prices.

U.S Treasury securities and obligations of U.S. government corporations and agencies Fair value is estimated using quoted market prices.

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

Securities sold under agreements to repurchase
These financial instruments are recorded at accreted costs which approximates fair value.

Derivatives
Fair value is defined as the amount that the Company would receive or pay to terminate the contracts at the reporting date. Market or dealer quotes are available for many derivatives; otherwise, pricing or valuation models are applied using current market information to estimate fair value. The Company estimates the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based upon quoted MBS prices. The change in fair value of the underlying mortgage loan is measured from the lock date. Therefore, at the time of issuance the estimated fair value of an IRLC is zero. (Subsequent to issuance, the value of an IRLC can be either positive or negative depending on the change in value of the underlying mortgage loan.) The Fallout Curves are utilized to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.

Counterparty Credit Risk

The Company is exposed to credit loss in the event of non-performance by the counterparties to its various “over-the-counter” (i.e., non-exchange-traded) financial instruments. The Company manages this credit risk by selecting only well-established, financially strong counterparties, spreading the credit risk among many such counterparties, and by placing contractual limits on the amount of unsecured credit risk from any single counterparty. The Company’s exposure to credit risk in the event of default by a counterparty is the current cost of replacing the contracts, net of any available collateral retained by the Company, a custodian or the Mortgage-Backed Securities Clearing Corporation, which is an independent clearing agent.

The total amount of counterparty credit exposure as of December 31, 2002, before and after applicable collateral held, is as follows:

------------------------------------------------------ ------------------------------

(Dollar amounts in millions)
-----------------------------------------------------

Total credit exposure before collateral held                        $1,947
Less: collateral held                                               (1,495)
                                                       ------------------------------
Net unsecured credit exposure                                      $   452
                                                       ==============================

------------------------------------------------------ ------------------------------

NOTE 11 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

-------------------------------------------------- ------------------------- --- -------------------------- --- --------------------------
                                                      Useful Lives                                     December 31,
                                                                                 -------------------------- --- --------------------------
(Dollar amounts in thousands)                            (Years)                           2002                           2001
-------------------------------------------------- -------------------------     --------------------------     --------------------------

Buildings                                                    24-40                           $252,689                       $204,530
Office equipment                                               5-7                            556,135                        458,278
Leasehold improvements                                        2-10                             72,268                         59,769
                                                                                 --------------------------     --------------------------
                                                                                              881,092                        722,577
Less: accumulated depreciation and amortization                                              (349,834)                      (308,667)
                                                                                 --------------------------     --------------------------
                                                                                              531,258                        413,910
Land                                                                                           45,430                         33,112
                                                                                 --------------------------     --------------------------
                                                                                             $576,688                       $447,022
                                                                                 ==========================     ==========================
-------------------------------------------------- ------------------------- --- -------------------------- --- --------------------------

Depreciation and amortization expense amounted to $41.2 million, $45.7 million and $54.6 million for the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001, respectively.

NOTE 12 – LOANS HELD FOR INVESTMENT

Loans held for investment as of December 31, 2002 and 2001 include the following:

-------------------------------------------------------- ------------------------- --- -------------------------

                                                                              December 31,
                                                         -------------------------------------------------------
                                                         ------------------------- --- -------------------------
(Dollar amounts in thousands)                                      2002                          2001
-------------------------------------------------------- -------------------------     -------------------------

Mortgage loans                                                     $2,245,419                    $257,836
Warehouse lending advances secured by mortgage loans                2,159,289                   1,410,845
Defaulted FHA-insured and VA-guaranteed loans                       1,707,767                   1,813,997
repurchased from securities
                                                         -------------------------     -------------------------
                                                                    6,112,475                   3,482,678
Allowance for loan losses                                             (42,049)                    (31,866)
                                                         -------------------------     -------------------------
                                                                   $6,070,426                  $3,450,812
                                                         =========================     =========================

-------------------------------------------------------- ------------------------- --- -------------------------

At December 31, 2002, mortgage loans held for investment totaling $1.2 billion were pledged to secure securities sold under agreements to repurchase.

At December 31, 2002, the Company had accepted collateral with a fair value of $2.2 billion securing warehouse lending advances for which it had the contractual ability to sell or re-pledge. As December 31, 2002, no collateral had been re-pledged.

NOTE 13 – OTHER ASSETS

Other assets as of December 31, 2002 and 2001 include the following:

---------------------------------------- ------------------------- --- -------------------------

                                                              December 31,
                                         -------------------------------------------------------
                                         ------------------------- --- -------------------------
(Dollar amounts in thousands)                      2002                          2001
---------------------------------------- -------------------------     -------------------------

Receivables from sale of securities              $1,452,513                   $         -
Derivative margin accounts                          919,749                        83,660
Reimbursable servicing advances                     647,284                       423,599
Securities broker-dealer receivables                261,034                       590,813
Interest receivable                                 218,992                       115,501
Capitalized software, net                           188,435                       162,370
Prepaid expenses                                    168,678                       171,878
Other assets                                        826,974                       766,000
                                         -------------------------     -------------------------
                                                 $4,683,659                    $2,313,821
                                         =========================     =========================

---------------------------------------- ------------------------- --- -------------------------

NOTE 14 – NOTES PAYABLE

Notes payable consists of the following:

------------------------------------- ---------------------------- --- --------------------------

                                                             December 31,
                                      -----------------------------------------------------------
                                      ---------------------------- --- --------------------------
(Dollar amounts in thousands)                    2002                            2001
------------------------------------- ----------------------------     --------------------------
Medium-term notes, various series:
     Fixed rate                                 $13,065,268                       $9,410,450
     Floating rate                                3,695,624                        4,900,280
                                      ----------------------------     --------------------------
                                      ----------------------------     --------------------------
                                                 16,760,892                       14,310,730
Federal Home Loan Bank advances                   1,000,000                           75,000
Secured revolving credit facility                   878,052                                -
Convertible debentures                              510,084                          505,022
Commercial paper                                    123,207                        1,388,538
Secured notes payable                                21,553                           70,709
Subordinated notes                                        -                          200,000
Secured overnight borrowings                              -                          105,004
                                      ----------------------------     --------------------------
                                                $19,293,788                      $16,655,003
                                      ============================     ==========================

------------------------------------- ---------------------------- --- --------------------------

Commercial Paper and Backup Credit Facilities

As of December 31, 2002, CHL had unsecured credit agreements (revolving credit facilities) with a group of commercial banks permitting CHL to borrow an aggregate maximum amount of $5.4 billion. The composition of the facilities was as follows:

------------------------------ --------------------- --- --------------------------------
(Dollar amounts in billions)
                                                   December 31, 2002
                               ----------------------------------------------------------
               Number of
           Bank Participants          Amount                     Expiration Date
------------------------------ ---------------------     --------------------------------

                  22                   $1.5                     December 15, 2003
                  22                    2.3                     December 17, 2006
                               ---------------------
                               ---------------------
                                        3.8
                  14                    1.6                       June 13, 2003
                               ---------------------
                               ---------------------
                                       $5.4
                               =====================
                               =====================

------------------------------ --------------------- --- --------------------------------

As consideration for these facilities, CHL pays annual commitment fees of $4.8 million. The purpose of these credit facilities is to provide liquidity backup for CHL’s commercial paper program. No amount was outstanding under these revolving credit facilities at December 31, 2002. All of the facilities contain various financial covenants and restrictions, certain of which require the Company and CHL to maintain specified net worth amounts and that limit the amount of dividends that can be paid by the Company or CHL. Management believes the Company is in compliance with those covenants and restrictions. For the year ended December 31, 2002, the average commercial paper outstanding was $4.5 billion and the weighted average borrowing rate was 1.84%.

Medium-Term Notes

As of December 31, 2002, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission or issued by CHL under its Euro medium-term note program were as follows:

--------------------------------------------------------------------------------------------------------------------------------------------------------------------

 (Dollar amounts in thousands)
                                         Outstanding Balance                                Interest Rate                 Maturity Date
                                                                                    -------------------------- ------------------------------------
                        ----------------------------------------------------------
                         Floating-Rate       Fixed-Rate             Total               From            To       From                 To
                        ----------------------------------------------------------  -------------  ----------- -----------------  -----------------

Series B                               -          $251,000             $251,000         6.65%          6.98%        March 2003         August 2005

Series C                         $50,000            26,000               76,000         6.48%          7.04%     December 2003          March 2004

Series D                               -           300,000              300,000         6.28%          6.88%      January 2003      September 2005

Series E                               -           655,000              655,000         6.94%          7.45%    September 2003        October 2008

Series F                         280,000           752,685            1,032,685         1.85%          6.84%      January 2003          April 2013

Series G                               -           220,900              220,900         7.00%          7.00%       August 2018       November 2018

Series H                               -         1,923,990            1,923,990         6.25%          8.25%         June 2004        October 2019

Series I                               -            61,950               61,950         8.00%          8.00%         July 2015         August 2015

Series J                       1,000,000         3,619,568            4,619,568         1.66%          7.05%          May 2003         August 2016

Series K                         948,000         5,025,925            5,973,925         1.67%          7.05%      January 2003           June 2022

Euro Notes                     1,442,926                 -            1,442,926         1.68%          6.57%         June 2003        January 2009

                        ----------------------------------------------------------
Sub-total                      3,720,926        12,837,018           16,557,944
Basis adjustment through
application of hedge
accounting
                                 (25,302)          228,250              202,948
                        ----------------------------------------------------------
Total                         $3,695,624       $13,065,268          $16,760,892
                        ==========================================================

---------------------------------------------------------------------------------------------------------------------------------------------------------

As of December 31, 2002, $0.7 billion foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Yen, Deutsche Marks, French Francs, Portuguese Escudos and Euros. These notes have been effectively converted to U.S. dollars through currency swaps.

Secured Revolving Credit Facility

As of December 31, 2002, CHL had in place a $2.4 billion committed secured revolving credit facility with a consortium of seven commercial banks. As of December 31, 2002, the Company had $878.1 million outstanding under this facility, secured by mortgage loans held for sale. For the year ended December 31, 2002, the average amount outstanding under this facility was $138.3 million and the weighted average interest rate was 1.36%. This commitment expires on October 20, 2003. As consideration for the facility, CHL pays annual commitment fees of $3.5 million. (Effective January 7, 2003, the facility limit was reduced to $0.8 billion. See Note 30, “Subsequent Events.”)

Convertible Debentures

The Company has issued zero-coupon Liquid Yield Option Notes (“LYONs”), with an aggregate face value of $675 million upon maturity on February 8, 2031. The LYONs were issued at $741.37 per note. At maturity, a holder will receive $1,000 per LYON. The issue price of each LYON represents a yield to maturity of 1.0%. The LYONs are senior indebtedness of the Company.

Holders of LYONs may require the Company to repurchase all or a portion of their LYONs at the original issue price plus accrued original issue discount on the following dates.

    ----------------------------------------- ------------------------------

                     Repurchase Date          Repurchase Price
    ----------------------------------------- ------------------------------
    ----------------------------------------- ------------------------------

                    February 8, 2004                      $763.89
                    February 8, 2006                      $779.28
                    February 8, 2011                      $819.14
                    February 8, 2016                      $861.03
                    February 8, 2021                      $905.06
                    February 8, 2026                      $951.35

    -------------------------------------------------- ---- -------------------

The Company may pay the purchase price in cash, common stock or a combination thereof.

Beginning on February 8, 2006 and on any date thereafter, the Company may redeem the LYONs at the original issue price plus accrued original issue discount.

Holders of LYONs may surrender LYONs for conversion into 11.57 shares of the Company’s common stock per LYON in any calendar quarter, if, as of the last day of the preceding calendar quarter, the closing sale price of the Company’s common stock, for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter, is more than a specified percentage, beginning at 135% and declining 0.21% per quarter thereafter, of the accreted conversion price per share of common stock on the last day of trading of such preceding calendar quarter (the “Contingent Conversion Stock Price”.) The accreted conversion price per share is equal to the original issue price of a LYON plus the accrued original issue discount, with that sum divided by the number of shares to be issued upon a conversion of a LYON. The Contingent Conversion Stock Price at December 31, 2002 was $87 per share.

Holders may also surrender a LYON for conversion during any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s falls below investment grade level.

Pre-Sale Funding Facilities

As of December 31, 2002, CHL had uncommitted revolving credit facilities that are secured by conforming mortgage loans held-for-sale. As of December 31, 2002, the Company had no outstanding borrowings under any of these facilities.

Federal Home Loan Bank Advances

As of December 31, 2002, outstanding advances from the Federal Home Loan Bank were as follows:

-------------------------- ----------------- ------------------ ---- ----------------- -----------------------
(Dollar amounts in thousands)
-------------------------------------- ----- ------------------ ---- ----------------- -----------------------
                                           Fixed-rate                              Adjustable Rate
        Maturity                    Amount             Rate                   Amount              Rate
--------------------------     ----------------- ------------------      ----------------- -------------------
           2003                    $  25,000          3.18%                $         -          -
           2004                       25,000          3.80%                     75,000          3.14%
           2005                       75,000          4.34%                    300,000          3.47%
           2006                       50,000          3.16%                    175,000          3.75%
           2007                            -          -                        100,000          4.15%
           2008                            -          -                         50,000          3.97%
           2009                       75,000          4.30%                     50,000          4.39%
                               -----------------                         -----------------
                                    $250,000                                  $750,000
                               =================                         =================
-------------------------- --- ----------------- ------------------ ---- ----------------- -------------------

The advances are secured by $1.2 billion of collateralized mortgage obligations.

Maturities of Notes Payable

Maturities of notes payable are as follows:

--------------------------------------------------- ---------------------------

(Dollar amounts in thousands)
--------------------------------------------------- ---------------------------
--------------------------------------------------- ---------------------------
                     Year ended December 31,
                                 2003                     $  5,676,522
                                 2004                        2,366,000
                                 2005                        2,758,629
                                 2006                        1,995,880
                                 2007                        3,000,000
                              Thereafter                     3,293,809
                                                    ---------------------------
                                                    ---------------------------
   Total principal                                          19,090,840
   Basis adjustment through the application of
    hedge accounting                                           202,948
                                                    ---------------------------
       Total                                               $19,293,788
                                                    ===========================

--------------------------------------------------- ---------------------------

NOTE 15 – COMMITTED REUSABLE PURCHASE FACILITIES

As of December 31, 2002, the Company had in place a reusable $5.7 billion commitment from a multi-seller asset-backed commercial paper conduit to purchase conventional, conforming loans held-for-sale from the Company. As consideration for the facility, CHL pays annual commitment fees of $7.1 million. (This facility was renegotiated subsequent to December 31, 2002, see Note 30 – “Subsequent Events”.)

As of December 31, 2002, the Company had in place a reusable $1.7 billion commitment from a multi-seller asset-backed commercial paper conduit to purchase from the Company delinquent FHA and VA loans that have been removed from securities, pending foreclosure and liquidation. As consideration for the facility, CHL pays annual commitment fees of $1.2 million. Effective February 5, 2003, the Company extended the maturity of the conduit to February 4, 2004.

The multi-seller commercial paper conduits described above were established and are owned by several major, third-party financial institutions. Utilizing funds raised through with the issuance of commercial paper, these conduits purchase residential mortgage loans from the Company, either directly or through a trust or other vehicle. The Company has no obligation to repurchase loans from these conduits other than for breach of representations and warranties made by the Company in connection with the sale of the loans. The Company has no direct or indirect financial ownership or other interest in the conduits. The Company owns a small residual interest (approximately 5%) in the loans sold to the conduit that purchases delinquent FHA and VA loans. Accordingly, transfers of loans to these facilities are accounted for as sales. The Company classifies its residual interest as an “available-for-sale security” in the “Investments in Other Financial Instruments” line on its balance sheet.

NOTE 16 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company routinely enters short-term financing arrangements to sell securities under agreements to repurchase. The related weighted-average borrowing rate for the year ended December 31, 2002 was 1.73%. The weighted average borrowing rate on repurchase agreements outstanding as of December 31, 2002 was 1.33%. The repurchase agreements were collateralized by securities. All securities underlying repurchase agreements are held in safekeeping by broker-dealers or banks. All agreements are to repurchase the same, or substantially identical, securities. The repurchase agreements had a weighted-average maturity of two days at December 31, 2002. At December 31, 2002, repurchase agreements were secured by $5.0 billion of loans and MBS held for sale, $8.4 billion of trading securities, $3.8 billion of available-for-sale securities, $4.3 billion of securities purchased under agreements to resell, and $1.2 billion of loans held for investment.

NOTE 17 – COMPANY-OBLIGATED CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

Countrywide Capital I (the “Subsidiary Trust I”), a subsidiary of the Company, has outstanding $300 million of 8% Capital Trust Pass-through Securities (the “8% Capital Securities”). In connection with the Subsidiary Trust I issuance of the 8% Capital Securities, CHL issued to the Subsidiary Trust I, $309 million of its 8% Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debt Securities I”). The Subordinated Debt Securities I are due on December 15, 2026, with interest payable semi-annually on June 15 and December 15 of each year. The Company has the right to redeem at par, plus accrued interest, the 8% Capital Securities at any time on or after December 15, 2006. The sole assets of the Subsidiary Trust I are, and will be, the Subordinated Debt Securities I.

Countrywide Capital III (the “Subsidiary Trust III”), a subsidiary of the Company, has outstanding $200 million of 8.05% Subordinated Capital Income Securities, Series A (the “8.05% Capital Securities”). In connection with the Subsidiary Trust III issuance of 8.05% Capital Securities, CHL issued to the Subsidiary Trust III, $206 million of its 8.05% Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debt Securities III”). The Subordinated Debt Securities III are due on June 15, 2027 with interest payable semi-annually on June 15 and December 15 of each year. The sole assets of the Subsidiary Trust III are, and will be, the Subordinated Debt Securities III.

In relation to Subsidiary Trusts I and III, the Company has the right to defer payment of interest by extending the interest payment period, from time to time, for up to 10 consecutive semi-annual periods. If interest payments on the debentures are so deferred, the Company may not declare or pay dividends on, or make a distribution with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of its capital stock.

NOTE 18 – SHAREHOLDERS’ EQUITY

In January 2000, the Company entered a three-year equity put option agreement with National Indemnity Company (“National Indemnity”), a property and casualty insurance company, which is a subsidiary of Berkshire Hathaway, Inc. The Company terminated the put option agreement on January 2, 2002, and paid a termination fee of $0.2 million.

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

In the event a person becomes an Acquiring Person, then each Right (other than those owned by the Acquiring Person) will entitle its holder to purchase, at the then current exercise price of the Right, that number of shares of common stock, or the equivalent thereof, of the Company, which at the time of such transaction, would have a market value of two times the exercise price of the Right. The Board of Directors of the Company may delay the exercise of the Rights during the period in which they are exercisable only for Series A Preferred Stock (and not common stock).

In the event that, after a person has become an Acquiring Person, the Company is acquired in a merger or other business combination, as defined for the purposes of the Rights, each Right (other than those held by the Acquiring Person) will entitle its holder to purchase, at the then current exercise price of the Right, that number of shares of common stock, or the equivalent thereof, of the other party (or publicly-traded parent thereof) to such merger or business combination which at the time of such transaction would have a market value of two times the exercise price of the Right. In November 2001, the Company extended the life of the Rights to February 10, 2012.

NOTE 19 – EMPLOYEE BENEFITS

Stock Option Plans

The Company has stock option plans (the “Plans”) that provide for the granting of both qualified and non-qualified options and shares of restricted stock to employees and directors. Options are generally granted at the average market price of the Company’s common stock on the date of grant and are exercisable beginning one year from the date of grant and expire up to ten years from the date of grant. Options vest over a period of three to four years.

Stock option transactions under the Plans were as follows:

-------------------------------------------- ------------------------ ---- ------------------------------- --- ---------------------
                                                   Year Ended                                                        Year Ended
                                                  December 31,             Ten Months Ended December 31,            February 28,
                                                      2002                 2001                                         2001
-------------------------------------------- ------------------------ ---- ------------------------------- --- ---------------------
Number of Shares:
  Outstanding options at beginning of year           16,161,210                          13,432,647                  14,059,515
    Options granted                                   3,601,006                           4,813,623                   2,631,140
    Options exercised                                (2,893,492)                         (1,336,336)                 (2,797,939)
    Options expired or cancelled                       (356,504)                           (748,724)                   (460,069)
                                             ------------------------      -------------------------------     ---------------------
  Outstanding options at end of year                 16,512,220                          16,161,210                  13,432,647
                                             ========================      ===============================     =====================

Weighted Average Exercise Price:
  Outstanding options at beginning of year              $31.74                               $28.24                    $27.44
    Options granted                                      42.07                                39.72                     26.60
    Options exercised                                    28.33                                24.35                     22.06
    Options expired or canceled                          37.70                                35.82                     33.05
                                             ------------------------      -------------------------------
                                             ------------------------                                          ---------------------
  Outstanding options at end of year                    $34.50                               $31.74                    $28.24

Options exercisable at end of year                    8,689,410                           8,277,839                   7,457,090

Options available for future grant                    3,615,850                           6,949,884                   5,919,027
-------------------------------------------- ------------------------ ---- ------------------------------- --- ---------------------

Status of the outstanding stock options under the Plans as of December 31, 2002 was as follows:

-- --------- ------------------------------------------- --- --- ---- --- ---------- ----------------------------------
                                         Outstanding Options                               Exercisable Options
                      --------------------------------------------------------  -------------------------------- ----
                            Weighted
                            Average
                           Remaining                             Weighted                              Weighted
     Exercise             Contractual                        Average Exercise                      Average Exercise
    Price Range          Life (Years)          Number              Price             Number             Price
--------------------  ------------------ ------------------- ------------------ ----------------- -------------------

  $ 2.80 - $15.90          1.3                    237,226          $15.58               237,226         $15.58
  $15.91 - $21.20          1.7                    817,515           17.79               817,515          17.79
  $21.21 - $26.50          2.8                  3,719,073           23.47             3,036,596          23.29
  $26.51 - $31.80          3.6                  1,476,501           27.53             1,131,205          27.41
  $31.81 - $42.40          7.3                  7,332,572           39.29             2,355,395          39.81
  $42.41 - $53.17          7.8                  2,929,333           46.21             1,111,473          46.57
--------------------  ------------------ ------------------- ------------------ ----------------- -------------------
  $ 2.80 - $53.17          5.7                 16,512,220          $34.50             8,689,410         $30.56
====================  ================== =================== ================== ================= ===================

--------------------- ------------------ ------------------- ------------------ ----------------- -------------------

Pension Plan

The Company has a defined benefit pension plan (the “Plan”) covering substantially all of its employees. The Company’s policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA. In the year ended December 31, 2002, the Company made the maximum tax-deductible contribution to the Plan.

In the year ended December 31, 2002, the Company changed certain of its actuarial assumptions. Specifically, the discount rate was lowered from 7.25% to 6.5% and the rate of compensation increase was changed from 4% to 5%. These changes resulted in an increase of $20.4 million and $20.5 million, respectively, to the accumulated benefit obligation at December 31, 2002. In the ten-month period ended December 31, 2001, the Company amended the Plan to include employee sales commissions in the calculation of benefit obligations, resulting in an additional plan obligation of $4.2 million at December 31, 2001.

The following table sets forth the Plan’s funded status and amounts recognized in the Company’s financial statements.

------------------------------------------------------- --------------------------- --- --------------------------

                                                                              December 31,
                                                        ----------------------------------------------------------
                                                        --------------------------- --- --------------------------
(Dollar amounts in thousands)                                      2002                            2001
------------------------------------------------------- ---------------------------     --------------------------
------------------------------------------------------- ---------------------------     --------------------------
Change in benefit obligation
     Benefit obligation at beginning of year                         $73,622                         $46,201
     Service cost                                                     16,296                           9,166
     Interest cost                                                     5,688                           3,566
     Plan amendment                                                        -                           4,222
     Actuarial loss                                                   26,889                           6,775
     Benefits paid                                                      (927)                           (528)
     Change in discount rate                                          20,500                           4,220
                                                        ---------------------------     --------------------------
     Benefit obligation at end of year                              $142,068                         $73,622
                                                        ===========================     ==========================

Change in plan assets
     Fair value of plan assets at beginning of year                  $35,733                         $34,638
     Actual return on plan assets                                     (3,939)                           (813)
     Employer contribution                                            25,730                           2,436
     Benefits paid                                                      (927)                           (528)
                                                        ---------------------------     --------------------------
     Fair value of plan assets at end of year                        $56,597                         $35,733
                                                        ===========================     ==========================

Funded status at end of year                                        ($85,471)                       ($37,889)
Unrecognized net actuarial loss                                       74,606                          20,913
Unrecognized prior service cost                                        4,406                           4,756
Unrecognized transition asset                                              -                             (12)
                                                        ---------------------------     --------------------------
Net amount recognized                                              ($  6,459)                       ($12,232)
                                                        ===========================     ==========================

------------------------------------------------------- --------------------------- --- --------------------------

The following table sets forth the components of net periodic benefit cost for the year ended December 31, 2002, the ten-month period ended December 31, 2001 and the fiscal year ended February 28, 2001.

----------------------------------------------- -------------------------- ------------------------- -----------------------

                                                                               Ten Months Ended
                                                       Year Ended             December 31, 2001      Year Ended February 28,
                                                    December 31, 2002                                          2001

(Dollar amounts in thousands)
----------------------------------------------- -------------------------- ------------------------- -----------------------
Service cost                                              $16,296                     $9,166                     $6,284
Interest cost                                               5,688                      3,566                      2,615
Expected return on plan assets                             (3,447)                    (2,364)                    (2,768)
Amortization of prior service cost                            350                        291                         99
Amortization of unrecognized transition asset                 (12)                       (59)                       (71)
Recognized net actuarial (gain) loss                        1,081                        406                        (89)
                                                -------------------------- ------------------------
                                                --------------------------                           -----------------------
     Net periodic benefit cost                            $19,956                    $11,006                     $6,070
                                                ========================== ========================  =======================

----------------------------------------------- -------------------------- ------------------------- -----------------------

The weighted-average assumptions used in calculating the amounts above for the year ended December 31, 2002 and the ten-month period ended December 31, 2001 were as follows:

----------------------------------------- ------------------------------------------- --------
                                                          December 31,
                                    ----------------------------------------------------------
                                              2002                            2001
----------------------------------- --------------------------      --------------------------
Discount rate                                 6.50%                           7.25%
Expected return on plan assets                7.50%                           8.00%
Rate of compensation increase                 5.00%                           4.00%

----------------------------------- -------------------------- ---- --------------------------

Pension expense for the year ended December 31, 2002, the ten-month period ended December 31, 2001 and the year ended February 28, 2001 was $20.0 million, $11.0 million and $6.1 million, respectively. The Company makes contributions to the Plan in amounts that are deductible in accordance with federal income tax regulations.

Defined Contribution Plan

The Company has a defined contribution plan (“401(k) Plan”) covering all full-time employees of the Company who have at least one year of service and are age 21 or older. Participants may contribute up to 16 percent of pre-tax annual compensation, as defined in the plan agreement. Participants may also contribute, at the discretion of the plan administrator, amounts representing distributions from other qualified defined benefit or contribution plans. The Company makes a discretionary matching contribution equal to 50 percent of the participant contributions up to a maximum contribution of 6 percent of the participants’ base compensation, as defined in the plan agreement. The 401(k) Plan is subject to the provisions of ERISA. The Company recorded $14.6 million, $8.7 million, and $7.9 million in expense for matching contributions for the year ended December 31, 2002, the ten months ended December 31, 2001, and the fiscal year ended February 28, 2001, respectively.

NOTE 20 – INCOME TAXES

Components of the provision for income taxes are as follows:

--------------------------------- ------------------------- --- ------------------------- --- --------------------------

                                                                    Ten Months Ended
                                         Year Ended                December 31, 2001           Year Ended February 28,
                                        December 31,                                                     2001
                                            2002
(Dollar amounts in thousands)
--------------------------------- ------------------------- --- ------------------------- --- --------------------------
Current taxes:
  Federal                                    $307,216                    $164,989                       $11,791
  State                                        41,825                      24,705                           879
  Foreign                                       1,626                         214                            60
                                  -------------------------     -------------------------     --------------------------
                                              350,667                     189,908                        12,730
                                  -------------------------     -------------------------     --------------------------

Deferred taxes:
  Federal                                     129,918                      95,936                       188,308
  State                                        20,659                      16,769                        10,844
                                  -------------------------
                                  -------------------------     -------------------------     --------------------------
                                              150,577                     112,705                       199,152
                                  -------------------------     -------------------------     --------------------------
                                  -------------------------

Provision for income taxes                   $501,244                    $302,613                      $211,882
                                  =========================     =========================     ==========================
--------------------------------- ------------------------- --- ------------------------- --- --------------------------

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of earnings:

----------------------------------------- ----------------------- ---- ------------------------ ---- ----------------------

                                                                           Ten Months Ended
                                                Year Ended                December 31, 2001          Year Ended February
                                               December 31,                                          28,
                                                   2002                                                      2001
----------------------------------------- ----------------------- ---- ------------------------ ---- ----------------------

Statutory federal income tax rate                  35.0%                        35.0%                         35.0%
State income and franchise taxes, net
   of federal tax effect                            3.7%                         3.5%                          3.2%
Other                                              (1.4%)                       (0.1%)                        (2.0%)
                                          -----------------------      ------------------------      ----------------------
       Effective income tax rate                   37.3%                        38.4%                         36.2%
                                          =======================      ========================      ======================
----------------------------------------- ----------------------- ---- ------------------------ ---- ----------------------

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

The components of income taxes payable are as follows:

----------------------------------- -------------------------------- --- -----------------------------------
(Dollar amounts in thousands)              December 31, 2002                     December 31, 2001
----------------------------------- -------------------------------- --- -----------------------------------

Taxes currently payable                          $   127,617                          $   191,984
Deferred income taxes payable                      1,856,693                            1,623,270
                                    --------------------------------     -----------------------------------
                                                  $1,984,310                           $1,815,254
                                    ================================     ===================================
----------------------------------- -------------------------------- --- -----------------------------------

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

----------------------------------------------------------------------------------- ------------------------------
(Dollar amounts in thousands)                                December 31, 2002            December 31, 2001
----------------------------------------------------------------------------------- ------------------------------

Deferred income tax assets:
     State income and franchise taxes                          $    79,354                     $    79,740
     Valuation allowances, accrued expenses and other               72,949                          66,038
                                                       ---------------------------- ------------------------------
                                                                   152,303                         145,778

Deferred income tax liabilities:
     Mortgage servicing rights                                   1,884,752                       1,733,182
     Gain  on available-for-sale securities                        124,244                          35,866
                                                       ---------------------------- ------------------------------
                                                                 2,008,996                       1,769,048

                                                       ---------------------------- ------------------------------
Deferred income taxes payable                                   $1,856,693                      $1,623,270
                                                       ============================ ==============================
------------------------------------------------------------------------------------------------------------------

NOTE 21 – REGULATORY AND AGENCY CAPITAL REQUIREMENTS

In connection with the acquisition of Treasury Bank, CFC became a bank holding company. As a result, the Company is subject to regulatory capital requirements imposed by the Board of Governors of the Federal Reserve. The Company is also subject to U.S. Department of Housing and Urban Development, Fannie Mae, and Freddie Mac and Government National Mortgage Association (“Ginnie Mae”) net worth requirements.

Regulatory capital is assessed for adequacy by three measures: Tier 1 Leverage Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital. Tier 1 Leverage Capital includes common shareholders’ equity, preferred stock and capital securities that meet certain guidelines detailed in the capital regulations, less goodwill, the portion of MSRs not includable in regulatory capital (generally, the carrying value of MSRs in excess of Tier 1 Capital, net of associated deferred taxes) and other adjustments. Tier 1 Leverage Capital is measured with respect to average assets during the quarter. The Company is required to have a Tier 1 Leverage Capital ratio of 4.0% to be considered adequately capitalized and 5.0% to be considered well capitalized.

The Tier 1 Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. The Company is required to have a Tier 1 Risk-Based Capital ratio of 4.0% to be considered adequately capitalized and 6.0% to be considered well capitalized.

Total Risk-Based Capital includes preferred stock and capital securities excluded from Tier 1 Capital, mandatory convertible debt, and subordinated debt that meets certain regulatory criteria. The Total Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. The Company is required to have a Total Risk-Based Capital ratio of 8.0% to be considered adequately capitalized and 10.0% to be considered well capitalized.

The following table presents the actual capital ratios and amounts, and minimum required capital ratios for the Company to maintain a “well-capitalized” status by the Board of Governors of the Federal Reserve at December 31, 2002 and at December 31, 2001:

--------------------------------------------------------------------------------------------------------------------------

                                                              December 31, 2002                 December 31, 2001
                                                     ----------------------------------  ---------------------------------
(Dollar amounts in thousands)         Minimum             Ratio           Amount            Ratio            Amount
                                    Required(1)
-------------------------------  ------------------  --------------  ------------------  ------------   ------------------

Tier 1 Leverage Capital                   5.0%             7.6%             $4,732,594          6.9%           $2,696,423
Risk-Based Capital
     Tier 1                               6.0%            12.2%             $4,732,594         11.2%           $2,696,423
     Total                               10.0%            13.6%             $5,259,596         12.8%           $3,083,706

--------------------------------------------------------------------------------------------------------------------------

(1) Minimum required to qualify as "well-capitalized."

The Company and CHL are required to maintain specified levels of shareholders’ equity to remain a seller/servicer in good standing by Fannie Mae, Freddie Mac, the U.S. Department of Housing and Urban Development, and Ginnie Mae. Such equity requirements generally are tied to the size of CHL’s servicing portfolio. At December 31, 2002, the Company and CHL’s equity requirements for these agencies ranged up to $511 million. The Company had agency capital of $5.0 billion and CHL had agency capital ranging from $1.5 billion to $2.2 billion at December 31, 2002.

NOTE 22 – SEGMENTS AND RELATED INFORMATION

The Company has five business segments. They include: Mortgage Banking, Insurance, Capital Markets, Global Operations and Banking.

The Mortgage Banking Segment is comprised of three distinct sectors: Loan Production, Loan Servicing, and Loan Closing Services.

The Loan Production Sector of the Mortgage Banking Segment originates prime and subprime mortgage loans through a variety of channels on a national scale. Through the Company’s retail branch network, which consists of the Consumer Markets Division and Full Spectrum Lending, Inc., the Company sources mortgage loans directly from consumers, as well as through real estate agents and home builders. The Wholesale Lending Division sources mortgage loans primarily from mortgage brokers. In addition, the Correspondent Lending Division acquires mortgage loans from other financial institutions. The Loan Servicing Sector of the Mortgage Banking Segment includes investments in MSRs and other retained interests, as well as the underlying servicing operations and subservicing for other domestic financial institutions. The Closing Services Sector of the Mortgage Banking Segment is comprised of the LandSafe companies, which provide credit reports, appraisals, title reports and flood determinations to the Company’s Loan Production Sector, as well as to third parties.

The Insurance Segment activities include Balboa Life and Casualty Group, a national provider of property, life, and liability insurance; Balboa Reinsurance Company, a primary mortgage reinsurance company, and Countrywide Insurance Services, Inc., a national insurance agency offering a specialized menu of insurance products directly to consumers.

The Capital Markets Segment primarily includes the operations of Countrywide Securities Corporation, a registered broker-dealer specializing in the mortgage securities market. In addition, it includes the operations of Countrywide Servicing Exchange, Countrywide Asset Management Corporation and CCM International Ltd.

The Global Segment operations include those of Global Home Loans Limited, a provider of loan origination processing and servicing in the United Kingdom; UKValuation Limited, a provider of property valuation services in the UK; Countrywide International Consulting Services, LLC, an international provider of mortgage services-related analytic and advisory services; and Countrywide International Technology Holdings Limited, a licensor of loan origination processing, servicing, and residential real estate value assessment technology.

The Banking Segment’s operations are primarily comprised of Treasury Bank, National Association (“Treasury Bank” or the “Bank”), and of Countrywide Warehouse Lending. Treasury Bank invests primarily in mortgage loans sourced from the Loan Production Sector. Countrywide Warehouse Lending provides temporary financing secured by mortgage loans to third-party mortgage lenders.

Included in the tables below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements:

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------
                                                                        For the year ended December 31, 2002

                                    Mortgage Banking                                                    Other Businesses
                   ------------ -------------- ----------- --------------     ----------- ------------- ----------- ----------- ----------- -------------     -------------

                                               Closing                                       Capital                                                              Grand
(Dollars are        Production    Servicing     Services       Total           Insurance     Markets      Global      Banking      Other       Total              Total
 in thousands)
------------------ ------------ -------------- ----------- --------------     ----------- ------------- ----------- ----------- ----------- -------------     -------------

Revenues
   External        $4,225,719   ($1,143,354)    $159,149     $3,241,514          $650,424     $371,653  $114,363     $104,959     $36,553    $1,277,952        $4,519,466

   Intersegment         2,584        30,890            -         33,474                 -        3,255         -       27,889     (64,618)      (33,474)                -
                   ------------ -------------- ----------- --------------     ----------- ------------- ----------- ----------- ----------- -------------     -------------

Total
  Revenues         $4,228,303   ($1,112,464)    $159,149     $3,274,988          $650,424     $374,908  $114,363     $132,848    ($28,065)   $1,244,478        $4,519,466
                   ============ ============== =========== ==============     =========== ============= =========== =========== =========== =============     =============

Segment
  Earnings
   (pre-tax)       $2,499,516   ($1,601,799)     $69,953       $967,670           $82,432     $199,925    $5,233      $83,971      $3,792      $375,353        $1,343,023
                   ============ ============== =========== ==============     =========== ============= =========== =========== =========== =============     =============

Segment
  Assets           $16,540,563  $12,360,466      $62,426    $28,963,455        $1,405,118  $20,328,804  $134,949    $7,190,504     $7,953   $29,067,328       $58,030,783
                   ============ ============== =========== ==============     =========== ============= =========== =========== =========== =============     =============

------------------ ------------ -------------- ----------- -------------- --- ----------- ------------- ----------- ----------- ----------- ------------- --- -------------

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                     For the ten months ended December 31, 2001

                                    Mortgage Banking                                                     Other Businesses
                   ------------ -------------- ----------- --------------     ----------- ------------- ----------- ----------- ----------- -------------     -------------

                                               Closing                                       Capital                                                              Grand
(Dollars are        Production    Servicing     Services       Total           Insurance     Markets      Global      Banking      Other       Total              Total
 in thousands)
------------------ ------------ -------------- ----------- --------------     ----------- ------------- ----------- ----------- ----------- -------------     -------------

Revenues
   External        $2,037,974      ($86,929)    $116,354     $2,067,399          $393,067     $108,107   $42,638      $23,428      $1,042      $568,282        $2,635,681

   Intersegment        (1,475)            -            -         (1,475)                -        1,475         -            -           -         1,475                 -
                   ------------ -------------- ----------- --------------     ----------- ------------- ----------- ----------- ----------- -------------     -------------

Total
  Revenues         $2,036,499      ($86,929)    $116,354     $2,065,924          $393,067     $109,582   $42,638      $23,428      $1,042      $569,757        $2,635,681
                   ============ ============== =========== ==============     =========== ============= =========== =========== =========== =============     =============

Segment
  Earnings
   (pre-tax)         $975,363     ($411,043)     $54,653       $618,973           $76,342      $81,160    $1,942      $12,431     ($2,229)     $169,646          $788,619
                   ============ ============== =========== ==============     =========== ============= =========== =========== =========== =============     =============

Segment
  Assets           $11,183,000  $10,713,000      $51,733    $21,947,733        $1,178,000  $11,587,000   $83,080    $2,235,579   $185,412   $15,269,071       $37,216,804
                   ============ ============== =========== ==============     =========== ============= =========== =========== =========== =============     =============

------------------ ------------ -------------- ----------- -------------- --- ----------- ------------- ----------- ----------- ----------- ------------- --- -------------

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                    For the fiscal year ended February 28, 2001

                                    Mortgage Banking                                                     Other Businesses
                   ------------ -------------- ----------- --------------     ----------- ------------- ----------- ----------- ----------- -------------     -------------

                                               Closing                                       Capital                                                              Grand
(Dollars are        Production    Servicing     Services       Total           Insurance     Markets      Global      Banking      Other       Total              Total
 in thousands)
------------------ ------------ -------------- ----------- --------------     ----------- ------------- ----------- ----------- ----------- -------------     -------------

Revenues
   External        $1,101,101      $465,952      $83,741     $1,650,794        $342,255       $68,650      $6,082      $2,575      $3,483      $423,045        $2,073,839

   Intersegment          (826)            -            -           (826)              -           826           -           -           -           826                 -
                   ------------ -------------- ----------- --------------     ----------- ------------- ----------- ----------- ----------- -------------     -------------

Total
  Revenues         $1,100,275      $465,952      $83,741     $1,649,968        $342,255       $69,476      $6,082      $2,575      $3,483      $423,871       ===============
                                                                                                                                                               $2,073,839
                   ============ ============== =========== ==============     =========== ============= =========== =========== =========== =============

Segment
---------------------------
  Earnings           $244,837      $187,878      $34,121       $466,836         $74,029       $43,411      $1,485        ($46)       $320      $119,199          $586,035
   (pre-tax)
                   ============ ============== =========== ==============     =========== ============= =========== =========== =========== =============     =============

Segment                                                                                                                                                       ================
  Assets           $4,064,049   $10,536,240      $32,554    $14,632,843       $1,011,437   $6,760,627     $46,467    $381,010    $123,123    $8,322,664
                                                                                                                                                              $22,955,507
                   ============ ============== =========== ==============     =========== ============= =========== =========== =========== =============

------------------ ------------ -------------- ----------- -------------- --- ----------- ------------- ----------- ----------- ----------- ------------- --- -------------

NOTE 23 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables reflect summarized, unaudited quarterly data for each quarter in the year ended December 31, 2002 and the ten-month period ended December 31, 2001, of which quarterly periods commenced March 1, 2001 and ended November 30, 2001. Quarterly data was not prepared for the quarter ended December 31, 2001.

------ --------------------------------------------------- ------------------------------------------------------------- -------------

                                                                                      Three months ended
 (Dollar amounts in thousands, except per share data)       March 31          June 30              September 30      December 31
------------------------------------------------------------------------- ------------------- ---------------------- -----------------
--------------------------------------------------------
Year ended December 31, 2002
   Revenue                                                     $913,752           $998,322             $1,210,709       $1,396,683
   Expenses                                                    $647,658           $693,048               $846,501         $989,236
   Provision for income taxes                                   $98,535           $114,418               $135,721         $152,570
   Net earnings                                                $167,559           $190,856               $228,487         $254,877
   Earnings per share(1)
      Basic                                                      $1.36             $1.54                  $1.82             $2.02
     Diluted                                                     $1.32             $1.48                  $1.74             $1.94

------------------------------------------------------------------------- ------------------- ---------------------- -----------------

------ ----------------------------------------------------------------------------------------------------

                                                                             Three months ended
 (Dollar amounts in thousands, except per share data)          May 31            August 31              November 30
                                                      ---------------------- -------------------- ------------------------
---------------------------------------------------------------------------- -------------------- ------------------------
Ten months ended December 31, 2001
   Revenue                                                       $689,707             $754,948                $862,607
   Expenses                                                      $493,300             $516,039                $605,564
   Provision for income taxes                                     $73,357              $89,675                 $96,032
   Net earnings                                                  $123,050             $149,234                $161,011
   Earnings per share(1)
      Basic                                                         $1.04                $1.25                   $1.32
     Diluted                                                        $1.00                $1.20                   $1.27

---------------------------------------------------------------------------- -------------------- ------------------------
(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amount. This is caused by rounding and the averaging effect of the number of share equivalents utilized throughout the year, which changes with the market price of the common stock.

NOTE 24 – SUMMARIZED FINANCIAL INFORMATION

Summarized financial information for Countrywide Financial Corporation and subsidiaries is as follows:

------- ----------------------------------------------- ---------------- ------------------------------------------------------------------------------- ----------------
                                                                                                            December 31, 2002

                                                        ---------------- ------------------------------------------------------------------------------- ----------------
                                                            Countrywide            Countrywide Home             Other              Eliminations          Consolidated
                                                             Financial
(Dollar amounts in thousands)                               Corporation               Loans, Inc.           Subsidiaries
------------------------------------------------------- --------------------- --- -------------------- -- ------------------ -- ------------------- -- ------------------
  Balance Sheets:

  Mortgage loans and mortgage-backed
     securities held for sale                                           $               $14,055,045         $     970,572        $             -            $15,025,617
  Mortgage servicing rights, net                                        -                 5,384,933                     -                      -              5,384,933
  Other assets                                                  5,985,027                12,011,287            38,946,813            (19,322,894)            37,620,233
                                                        ---------------------     --------------------    ------------------    -------------------    ------------------
            Total assets                                       $5,985,027               $31,451,265           $39,917,385           ($19,322,894)           $58,030,783
                                                        =====================     ====================    ==================    ===================    ==================

  Company-obligated mandatorily redeemable capital
     trust pass-through securities                          $           -           $             -         $     500,000        $             -          $     500,000

  Deposit liabilities                                                   -                         -             3,114,271                      -              3,114,271
  Short- and long-term debt                                       745,997                23,522,271            32,273,803            (14,613,444)            41,928,627
  Other liabilities                                                77,897                 5,699,928             1,607,056                (58,129)             7,326,752
  Equity                                                        5,161,133                 2,229,066             2,422,255             (4,651,321)             5,161,133
                                                        ---------------------     --------------------    ------------------    -------------------    ------------------
            Total liabilities and equity                       $5,985,027               $31,451,265           $39,917,385           ($19,322,894)           $58,030,783
                                                        =====================     ====================    ==================    ===================    ==================

------------------------------------------------------- --------------------- --- -------------------- -- ------------------ -- ------------------- -- ------------------

------- ----------------------------------------------- ---------------- ------------------------------------------------------------------------------- ----------------
                                                                                                       Year ended December 31, 2002

                                                        ---------------- ------------------------------------------------------------------------------- ----------------
                                                            Countrywide            Countrywide Home       Other Subsidiaries        Eliminations         Consolidated
                                                             Financial
(Dollar amounts in thousands)                               Corporation               Loans, Inc.
------------------------------------------------------- --------------------- --- -------------------- -- ------------------- -- ------------------ -- ------------------
  Statements of Earnings:

  Revenues                                                        $10,650                $2,464,311             $2,117,884              ($73,379)          $4,519,466
  Expenses                                                         12,117                 1,989,141              1,247,944               (72,759)           3,176,443
  Provision for income taxes                                         (550)                  178,140                324,000                  (346)             501,244
  Equity in net earnings of subsidiaries                          842,696                         -                       -             (842,696)                   -
                                                        ---------------------     --------------------    -------------------    ------------------    ------------------
            Net earnings                                         $841,779                  $297,030               $545,940             ($842,970)            $841,779
                                                        =====================     ====================    ===================    ==================    ==================

------------------------------------------------------- --------------------- --- -------------------- -- ------------------- -- ------------------ -- ------------------

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       December 31, 2001
                                                       -------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                               Countrywide          Countrywide Home       Other Subsidiaries         Eliminations           Consolidated
                                                       Financial Corporation        Loans, Inc.
-----------------------------------------------------------------------------  ----------------------  ----------------------  ----------------------  -------------------

Mortgage loans and mortgage-backed securities held
     for sale                                                  $       -             $10,604,709             $         -             $         -            $10,604,709

Mortgage servicing rights, net                                         -               6,116,082                        -                      -              6,116,082
Other assets                                                   4,886,425               7,031,644              13,861,281              (5,283,337)            20,496,013
                                                       ----------------------  ----------------------  ----------------------  ----------------------  -------------------
     Total assets                                             $4,886,425             $23,752,435             $13,861,281             ($5,283,337)           $37,216,804
                                                       ======================  ======================  ======================  ======================  ===================

Company-obligated mandatorily redeemable capital
     trust pass-through  securities                          $         -           $           -            $    500,000             $         -          $     500,000

Deposit liabilities                                                    -                       -                 675,480                       -                675,480
Short- and long-term debt                                        740,935              16,990,263               9,909,388              (1,532,731)            26,107,855
Other liabilities                                                 57,848               4,341,398               1,452,081                  (5,500)             5,845,827
Equity                                                         4,087,642               2,420,774               1,324,332              (3,745,106)             4,087,642
                                                       ----------------------  ----------------------  ----------------------  ----------------------  -------------------
     Total liabilities and equity                             $4,886,425             $23,752,435             $13,861,281             ($5,283,337)           $37,216,804
                                                       ======================  ======================  ======================  ======================  ===================

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------

------- ------------------------------------ ---------------- ------------------------------------------------------------------------------- ----------------
                                                                                         Ten months ended December 31, 2001

                                             ---------------- ------------------------------------------------------------------------------- ----------------
                                                 Countrywide            Countrywide Home       Other Subsidiaries        Eliminations         Consolidated
                                                  Financial
(Dollar amounts in thousands)                    Corporation               Loans, Inc.
-------------------------------------------- --------------------- --- -------------------- -- ------------------- -- ------------------ -- ------------------
  Statements of Earnings:

  Revenues                                              $9,859                $1,639,328             $1,015,955              ($29,461)          $2,635,681
  Expenses                                               6,804                 1,178,191                691,528               (29,461)           1,847,062
  Provision for income taxes                             1,180                   178,217                123,216                     -              302,613
  Equity in net earnings of subsidiaries               484,131                         -                       -             (484,131)                   -
                                             ---------------------     --------------------    -------------------    ------------------    ------------------
            Net earnings                              $486,006                  $282,920               $201,211             ($484,131)            $486,006
                                             =====================     ====================    ===================    ==================    ==================

-------------------------------------------- --------------------- --- -------------------- -- ------------------- -- ------------------ -- ------------------

NOTE 25 – BUSINESS ACQUISITIONS

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

NOTE 26 – RELATED PARTY TRANSACTIONS

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

After the sale, the Company entered an agreement with INMC whereby the Company and certain affiliates agreed to provide certain services to INMC during a transition period that ended in 2000. During the ten-month period ended December 31, 2001 and the year ended February 28, 2001, no such services were provided. During the fiscal year ended February 28, 2001, the Company received $2.1 million of net sublease income from INMC.

In August 2000, the Company sold its remaining 3.6 million shares of INMC stock back to INMC at a price of $18.70 per share, which resulted in a $4.9 million pre-tax gain.

During the fiscal year ended February 28, 2001, CHL sub-serviced mortgage loans originated by INMC, for which CHL received $2.0 million in sub-servicing fees. No such services were provided subsequent to that date.

During the fiscal year ended February 28, 2001, the Company’s broker-dealer subsidiary purchased $3,275.4 million of MBS from INMC, and sold $1,504.6 million of MBS to INMC. All of these transactions were done based on fair market value.

NOTE 27 – LOAN SERVICING

The following table sets forth certain information regarding the Company’s servicing portfolio of single-family mortgage loans, including loans and securities held-for-sale and loans subserviced for others, for the periods indicated:

-----------------------------------------------------------------------------------------------------------------------------

                                                                         Year                           Ten Months
                                                                         Ended                             Ended
(Dollar amounts in millions)                                       December 31, 2002                 December 31, 2001
----------------------------------------------------------- --------------------------------   ------------------------------
Summary of changes in the servicing portfolio:
Beginning owned servicing portfolio                                        $327,541                         $284,961
Add:   Loan production                                                      251,901                          123,968
         Bulk servicing acquired                                              4,228                            3,771
Less:  Servicing sold                                                        (1,958)                               -
         Runoff (1)                                                        (140,445)                         (85,159)
                                                            --------------------------------   ------------------------------
                                                            --------------------------------   ------------------------------
Ending owned servicing portfolio                                            441,267                          327,541
Subservicing portfolio                                                       11,138                            9,086
                                                            --------------------------------   ------------------------------
                                                            --------------------------------   ------------------------------

     Total servicing portfolio                                             $452,405                         $336,627
                                                            ================================   ==============================
                                                            ================================   ==============================

-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                                                                       December 31,
                                                            -----------------------------------------------------------------
                                                            -----------------------------------------------------------------
                                                                         2002                              2001
                                                            --------------------------------   ------------------------------
Composition of owned servicing portfolio at period end:
     Conventional mortgage loans                                               $343,420                        $235,804
     FHA-insured mortgage loans                                                  45,252                          46,190
     VA-guaranteed mortgage loans                                                14,952                          15,854
     Subprime loans                                                              21,976                          18,495
     Prime home equity loans                                                     15,667                          11,198
                                                            --------------------------------   ------------------------------
     Total owned servicing portfolio                                           $441,267                        $327,541
                                                            ================================   ==============================
Delinquent mortgage loans (2):
    30 days                                                                      2.73%                          3.11%
    60 days                                                                      0.87%                          0.98%
    90 days or more                                                              1.02%                          1.17%
                                                            --------------------------------   ------------------------------
     Total delinquent mortgage loans                                             4.62%                          5.26%
                                                            ================================   ==============================

Loans pending foreclosure (2)                                                    0.55%                          0.69%
                                                            ================================   ==============================
Delinquent mortgage loans (2):
     Conventional                                                               2.43%                           2.45%
     Government                                                                 12.61%                         12.14%
     Subprime                                                                   14.41%                         14.42%
     Prime home equity                                                          0.80%                           1.48%
                                                            --------------------------------   ------------------------------
     Total delinquent mortgage loans                                            4.62%                           5.26%
                                                            ================================   ==============================
Loans pending foreclosure (2):
     Conventional                                                                0.23%                          0.30%
     Government                                                                  1.32%                          1.23%
     Subprime                                                                    2.93%                          3.39%
     Prime home equity                                                           0.05%                          0.02%
                                                            --------------------------------   ------------------------------
     Total loans pending foreclosure                                             0.05%                          0.69%
                                                            ================================   ==============================

-----------------------------------------------------------------------------------------------------------------------------
(1)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).

(2)	Expressed as a percentage of the total number of loans serviced excluding subserviced loans and loans purchased at a discount due to their non-performing status.

Properties securing the mortgage loans in the Company’s servicing portfolio are geographically disbursed. The following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for states with more than five percent of the servicing portfolio (as measured by unpaid principal balance) at December 31, 2002:

----------------------- ---------------------------------- ------------------
(Dollars in millions)
                             Unpaid Principal Balance           % Total
               State                                            Balance
----------------------- ---------------------------------- ------------------

California                           $117,470                       26%
Texas                                  24,502                        5%
Florida                                23,943                        5%
All other states                      286,490                       64%
----------------------- ---------------------------------- ------------------
  Total                              $452,405                      100%

----------------------- ---------------------------------- ------------------

Servicing Compensation

As compensation for performance under its various loan servicing contracts, the Company is paid a monthly service fee that is generally expressed as a percentage of the current unpaid principal balance of the underlying loans. The loan servicing contracts generally specify a base service fee of between 0.25% and 0.50% per annum. With regard to its servicing contracts with Fannie Mae, Freddie Mac and Ginnie Mae, the Company can effectively retain a larger net service fee principally through its methods of securitization. In general, the larger the net servicing fee retained, the smaller the net cash proceeds received upon securitization. Therefore, the decision to retain net service fees above the contractual minimum amounts is based on the Company’s assessment of the underlying economics. As of December 31, 2002, the weighted average service fee, net of applicable guarantee fees, of the Company’s entire servicing portfolio (exclusive of sub-servicing) was 0.381% per annum.

The Company is generally entitled to float benefits related to its collection of mortgagor principal, interest, tax and insurance payments. The amount of float varies depending on the terms of the servicing contract and timing of receipt of payments from the mortgagors. The Company also is generally entitled to various fees that it collects associated with the mortgages such as late charges, prepayment penalties and re-conveyance fees, among others. The Company also generally has the right to solicit the mortgagors for other products and services that it offers, such as insurance and second mortgage loans. The value of the net service fees and other related income in excess of the cost to service the loans, including the costs of advances on behalf of delinquent mortgagors, underlies the Company’s investment in MSRs.

As part of its loan servicing responsibilities, the Company is required to advance funds to cover delinquent scheduled principal and interest payments to security holders, as well as to cover delinquent tax and insurance payments to maintain the status of the loans. The Company had $647.3 million of such advances outstanding at December 31, 2002 included in other assets. Generally, servicing advances are recoverable from either the mortgagor, the insurer of the loan, or the investor through the non-recourse provision of the loan servicing contract. These advances are recorded on the balance sheet at realizable value.

NOTE 28 – CREDIT LOSSES RELATED TO SECURITIZED LOANS

Substantially all mortgage loans originated by the Company are securitized and sold into the secondary mortgage market. As described below, the degree to which credit risk on the underlying loans is transferred through the securitization process depends on the structure of the securitization. The Company’s prime, first mortgage loans generally are securitized on a non-recourse basis, while its prime home equity and subprime mortgage loans generally are securitized with limited recourse for credit losses.

Conforming Conventional Loans
Conforming conventional loans are generally pooled into mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac. A small portion of these loans also have been sold to the Federal Home Loan Bank, through its Mortgage Partnership Finance Program. Subject to certain representations and warranties on the part of the Company, substantially all conventional loans securitized through Fannie Mae or Freddie Mac are sold on a non-recourse basis. Accordingly, credit losses are generally absorbed by Fannie Mae and Freddie Mac and not the Company. The Company pays guarantee fees to Fannie Mae and Freddie Mac on loans it securitizes through these agencies. These fees include compensation to the respective agencies for their assumption of credit risk.

FHA-Insured and VA-Guaranteed Loans
FHA-insured and VA-guaranteed mortgage loans are generally pooled into mortgage-backed securities guaranteed by the Ginnie Mae. A small portion of these loans have been sold to the Federal Home Loan Bank, through its Mortgage Partnership Finance Program. The company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA. Fees charged by the FHA and VA for assuming such risks are paid by the mortgagors. The Company is exposed to credit losses on defaulted VA loans to the extent that the partial guarantee provided by the VA is inadequate to cover the total credit losses incurred. The Company pays guarantee fees to Ginnie Mae for Ginnie Mae’s guarantee on its securities of timely payment of principal and interest. Ginnie Mae does not assume mortgage credit risk associated with the loans securitized under its program.

Non-conforming Conventional Prime Loans
Non-conforming conventional prime mortgage loans are generally pooled into “private-label” (non-agency) mortgage-backed securities. Such securitizations involve some form of credit enhancement, such as senior/subordinated structures or mortgage pool insurance. Securitizations that involve senior/subordinated structures contain securities that assume varying levels of credit risk (“subordinated securities”). Holders of subordinated securities are compensated for the credit risk assumed through a higher yield.

Prime Home Equity Loans
Prime home equity loans are generally pooled into private-label asset-backed securities. These securities generally are credit-enhanced through over-collateralization and guarantees provided by a third-party security. In such securitizations, the Company is subject to limited recourse for credit losses through retention of a residual interest.

Subprime Loans
Subprime loans generally are pooled into private-label mortgage backed securities. Such limited recourse securitizations generally have contained mortgage pool insurance as the primary form of credit enhancement, coupled with a limited corporate guarantee provided by the Company and/or a retained residual interest. When mortgage pool insurance is used, the associated premiums are paid directly by the Company. The Company also has pooled a portion of its subprime loans into securities guaranteed by Fannie Mae. In such cases, the Company has paid Fannie Mae a guarantee fee in exchange for Fannie Mae assuming the credit risk of the underlying loans.

While the Company generally securitizes its prime, first mortgage loans on a non-recourse basis, it does have potential liability under the representations and warranties it makes to purchasers and insurers of the loans. In the event of a breach of such representations and warranties, the Company may be required to either repurchase the subject mortgage loans or indemnify the investor or insurer. In such cases, any subsequent credit loss on the mortgage loans is borne by the Company.

The Company’s exposure to credit losses related to its limited recourse securitization activities is limited to the carrying value of its subordinated interests and to the contractual limit of reimbursable losses under its corporate guarantees less the recorded liability for such guarantees. These amounts at December 31, 2002 are as follows:

-----------------------------------------------------------------------------------

                                                              December 31,
                (Dollar amounts in thousands)                     2002
-----------------------------------------------------------------------------------
                                                    -------------------------------

Subordinated Interests:
   Prime home equity residual securities                           $437,060
   Prime home equity transferors' interests                         233,658
   Subprime residual securities                                      71,251
                                                      -----------------------------
                                                      -----------------------------
                                                                   $741,969
                                                      =============================
                                                      =============================

Corporate guarantees in excess of recorded reserves                $114,882

                                                      =============================
-----------------------------------------------------------------------------------

The carrying value of the residual securities is net of expected future credit losses. Related to the Company’s non-recourse and limited recourse securitization activities, the total credit losses incurred for the year ended December 31, 2002 and the ten months ended December 31, 2001 are summarized as follows:

---------------------------------------------------------------------------------------------------------------------------------

                                                                                  Year                       Ten Months
                                                                                  Ended                         Ended
                                                                              December 31,                  December 31,
                (Dollar amounts in thousands)                                      2002                          2001
---------------------------------------------------------------------- ----------------------------  ----------------------------

   Subprime securitizations with retained residual interest                          $71,165                      $22,340
   Subprime securitizations with corporate guarantee                                  10,524                        2,514
   Repurchased or indemnified loans                                                   15,274                       10,700
   Prime home equity securitizations with retained residual interest                   7,964                        5,381
   Prime home equity securitizations with corporate guarantee                            436                            -
   VA losses in excess of  VA guarantee                                                3,213                        2,691
                                                                       ----------------------------  ----------------------------
                                                                                    $108,576                      $43,626
                                                                       ============================  ============================

---------------------------------------------------------------------------------------------------------------------------------

NOTE 29 – COMMITMENTS AND CONTINGENCIES

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

Lease Commitments
The Company leases office facilities under lease agreements extending through December 2012. Future minimum annual rental commitments under these non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

    ------------------------------------- ----------------------------------------

            Year ending December 31,           (Dollar amounts in thousands)
    ----------------------------------- -------------------------- ---------------

                       2003                     $64,120
                       2004                      53,941
                       2005                      46,799
                       2006                      40,586
                       2007                      29,617
                    Thereafter                   69,790
                                        --------------------------
                                               $304,853
                                        ==========================
   ---------------------- ------------ -------------------------- ---------------

Rent expense was $80.0 million, $48.6 million and $53.2 million for the year ended December 31, 2002, the ten-month period ended December 31, 2001, and the year ended February 28, 2001, respectively.

Restrictions on Transfers of Funds
The Company and certain of its subsidiaries are subject to regulatory and credit agreement restrictions which limit their ability to transfer funds to the Company through intercompany loans, advances or dividends. Pursuant to revolving credit facilities existing at December 31, 2002, the Company and CHL are required to maintain minimum consolidated net worth of $2.5 billion and $1.5 billion, respectively.

Mortgage Reinsurance
Countrywide has entered mortgage reinsurance agreements with several primary mortgage insurance companies. Under these agreements, the Company is obligated to absorb mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a cap, in exchange for a portion of the pools’ mortgage insurance premiums. Approximately $53.5 billion of the servicing portfolio is covered by such mortgage reinsurance agreements. Management believes it has adequate valuation allowances in place to cover anticipated losses.

NOTE 30 – SUBSEQUENT EVENTS

On January 23, 2003, the Company’s Board of Directors declared a dividend of $0.12 per share payable February 28, 2003 to shareholders of record on February 11, 2003.

Effective January 7, 2003, the Company reduced the borrowing limit under its committed secured revolving credit facility, described in Note 14, from $2.4 billion to $0.8 billion.

Effective January 7, 2003, the Company modified the agreement relating to the reusable $5.7 billion commitment from a multi-seller asset-backed commercial paper conduit to purchase mortgage loans held-for-sale from the Company, described in Note 15, increasing the commitment to $7 billion through January 31, 2003, $6.5 billion during the period from January 31, 2003 through March 31, 2003, $6 billion during the period from March 31, 2003 through May 12, 2003 and $5.8 billion thereafter.

Effective February 5, 2003, the Company extended the commitment of the $1.7 billion multi-seller asset-backed commercial paper conduit that purchases delinquent FHA and VA loans from the Company, described in Note 15, from June 13, 2003 to February 4, 2004.

On March 6, 2003, the Company and CHL filed a registration statement, which was amended on March 18, 2003 and declared effective by the SEC on March 20, 2003, pursuant to which the Company is authorized to issue its equity and debt securities and CHL is authorized to issue its debt securities in an aggregate amount of up to $10 billion, some or all of which may include medium-term notes issued under Series L of CHL’s medium-term note program, describe in Note 14.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COUNTRYWIDE FINANCIAL CORPORATION
BALANCE SHEETS
December 31, 2002 and 2001
(Dollar amounts in thousands)

                                                               December 31, 2002            December 31, 2001
                                                             ----------------------- ---- -----------------------
Assets

   Cash                                                                    $23            $            33
   Intercompany receivable                                             723,708                    625,388
   Investments in other financial instruments                          155,410                    227,646
   Investment in subsidiaries at equity in net assets                4,930,648                  3,910,195
   Equipment and leasehold improvements                                     94                         36
   Other assets                                                        175,144                    123,127
                                                             -----------------------      -----------------------

              Total assets                                          $5,985,027                 $4,886,425
                                                             =======================      =======================

Liabilities and Shareholders' Equity

   Note payable                                                       $510,084                $   505,022
   Intercompany payable                                                235,913                    235,913
   Accounts payable and accrued liabilities                             77,897                     57,848
   Deferred income taxes                                                     -                          -
                                                                                          -----------------------
                                                             -----------------------
              Total liabilities                                        823,894                    798,783

   Common shareholders' equity
      Common stock                                                       6,330                      6,135
      Additional paid-in capital                                     1,657,144                  1,506,853
      Accumulated other comprehensive loss                             186,799                     49,467
      Retained earnings                                              3,310,860                  2,525,187
                                                             -----------------------      -----------------------
              Total shareholders' equity                             5,161,133                  4,087,642
                                                             -----------------------      -----------------------

              Total liabilities and shareholders' equity            $5,985,027                 $4,886,425
                                                             =======================      =======================

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

COUNTRYWIDE FINANCIAL CORPORATION
STATEMENTS OF EARNINGS
For the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001
(Dollar amounts in thousands)

                                                                                               Ten Months Ended
                                                                 Year Ended December 31,       December 31, 2001         Year Ended February
                                                                           2002                                                28, 2001
                                                                 -----------------------     -----------------------     ----------------------

Revenue
   Interest earned                                                         $6,442                   $   5,588                  $    1,308
   Interest charges                                                         5,151                     (10,961)                    (16,230)
                                                                 -----------------------     -----------------------     ----------------------
      Net interest income                                                  11,593                      (5,373)                    (14,922)

   Dividend and other income                                                 (943)                     15,232                       5,273
                                                                 -----------------------     -----------------------     ----------------------
       Total revenue                                                       10,650                       9,859                      (9,649)

Expenses                                                                   12,117                       6,804                       7,680
                                                                 -----------------------     -----------------------     ----------------------
   Earnings (loss) before income tax (provision) benefit and
equity in net earnings of subsidiaries                                     (1,467)                      3,055                     (17,329)

   Income tax provision (benefit)                                            (550)                      1,180                      (6,324)
                                                                 -----------------------     -----------------------     ----------------------

   Earnings (loss) before equity in net earnings of subsidiaries             (917)                      1,875                     (11,005)

Equity in net earnings of subsidiaries                                    842,696                     484,131                     385,158
                                                                 -----------------------     -----------------------     ----------------------

      NET EARNINGS                                                       $841,779                    $486,006                    $374,153
                                                                 =======================     =======================     ======================

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
COUNTRYWIDE FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS
For the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001
(Dollar amounts in thousands)

                                                                                             Ten Months Ended
                                                                    Year Ended December      December 31, 2001      Year Ended February
                                                                          31, 2002                                        28, 2001
                                                                   ---------------------   -----------------------  ----------------------

Cash flows from operating activities:
   Net earnings                                                           $841,779                $486,006                 $374,153
   Adjustments to reconcile net earnings to net cash
      provided (used) by operating activities:
         Earnings of subsidiaries                                         (842,696)               (484,132)                (385,158)
         401(k) Contributions                                               14,628                   8,685                    7,878
         Depreciation and amortization                                          (8)                   (108)                      72
         Decrease (increase) in other financial instruments                 72,236                 135,559                 (363,205)
         Decrease (increase) in other receivables and other assets         107,314                (109,486)                 160,489
         Increase in accounts payable and accrued liabilities               20,049                   9,889                    8,446
         Gain on sale of available-for-sale securities                           -                   -                       (4,948)
                                                                   ---------------------   -----------------------  ----------------------
            Net cash provided (used) by operating activities               213,302                  46,413                 (202,273)
                                                                   ---------------------   -----------------------  ----------------------

Cash flows from investing activities:
   Net change in intercompany receivables and payables                     (98,370)               (190,514)                (537,250)
   Net change in investments in subsidiaries                              (177,757)                (17,556)                  97,362
   Proceeds from available-for-sale securities                                   -                   -                       68,084
                                                                   ---------------------   -----------------------  ----------------------
            Net cash (used) provided by investing activities              (276,127)               (208,070)                (371,804)
                                                                   ---------------------   -----------------------  ----------------------

Cash flows from financing activities:
   Increase in long term debt                                                5,062                   4,305                  500,717
   Issuance of common stock                                                113,859                 190,653                  119,266
   Cash dividends paid                                                     (56,106)                (33,268)                 (45,906)
                                                                   ---------------------   -----------------------  ----------------------
            Net cash provided (used) by financing activities                62,815                 161,690                  574,077
                                                                   ---------------------   -----------------------  ----------------------

              Net change in cash                                               (10)                     33                    -
Cash at beginning of year                                                       33                       -                    -
                                                                   ---------------------   -----------------------  ----------------------

Cash at end of year                                                  $          23           $          33            $       -
                                                                   =====================   =======================  ======================

Supplemental cash flow information:
   Cash used to pay interest                                         $       1,241             $     3,721               $    1,571
    Unrealized gain (loss) on available-for-sale securities,
        net of tax                                                     $   137,332               $(123,782)                $206,483

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
COUNTRYWIDE FINANCIAL CORPORATION
STATEMENTS OF COMPREHENSIVE INCOME
For the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001
(Dollar amounts in thousands)

                                                                                                         Ten Months Ended
                                                                               Year Ended December      December 31, 2001             Year Ended
                                                                                     31, 2002                                     February 28, 2001
                                                                              ---------------------    ----------------------     --------------------

NET EARNINGS                                                                          $841,779                 $486,006                   $374,153

Other comprehensive income, net of tax:
    Unrealized gains (losses) on available for sale
securities:
       Unrealized holding gains (losses) arising
         during the period, before tax                                                 588,543                  (81,066)                   361,811
      Income tax (expense) benefit                                                    (220,900)                  30,464                   (131,699)
                                                                              ---------------------    ----------------------     --------------------
      Unrealized holding gains (losses) arising
         during the period, net of tax                                                 367,643                  (50,602)                   230,112
       Less: reclassification adjustment for (gains) losses  included in net
         earnings, before tax                                                         (368,694)                (117,238)                   (37,153)
      Income tax expense (benefit)                                                     138,383                   44,058                     13,524
                                                                              ---------------------    ----------------------     --------------------
      Reclassification adjustment for gains included
         in net earnings, net of tax                                                  (230,311)                 (73,180)                   (23,629)
                                                                              ---------------------    ----------------------     --------------------
Other comprehensive  income (loss)                                                     137,332                 (123,782)                   206,483
                                                                              ---------------------    ----------------------     --------------------
COMPREHENSIVE INCOME                                                                  $979,111                 $362,224                   $580,636
                                                                              =====================    ======================     ====================

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001
(Dollar amounts in thousands)

                        Column A              Column B                       Column C                       Column D           Column E
--------------------------------------   ------------------ ----------------------------------------- --------------------  -----------------
                                                                           Additions
                                             Balance at         Charged to               Charged                                Balance
                                              beginning         costs and               to other                                 at end
                                              of period          expenses             accounts (2)       Deductions (1)        of period
--------------------------------------  ------------------- -------------------    ------------------ --------------------   ----------------
Year ended December 31, 2002
   Allowance for losses                        $90,533            $70,183                  $   -               $45,445             $115,271
Ten months ended December 31, 2001
    Allowance for losses                       $69,072            $51,878                ($1,300)              $29,117              $90,533
Year ended February 28, 2001
   Allowance for losses                        $72,372             $8,406                  $   -               $11,706              $69,072

(1)   Actual losses charged against the valuation allowance, net of recoveries and reclassification.
(2)   Primarily represents loss indemnification proceeds received.

Exhibit List
    Exhibit
     No.                                                            Description
   --------  --------------------------------------------------------------------------------------------------------------------------------

    3.10     Certificate of Ownership and Merger of CW Merger Corp., a Delaware corporation into the Company, dated November 7, 2002.

+   10.67    First Amendment to the Company's 2000 Equity Incentive Plan.

+   10.68    Second Amendment to the Company's Deferred Compensation Plan.

+   10.69    Amendment Number Seven to the Company's 1993 Stock Option Plan.

+   10.70    Amendment Number Nine to the Company's 1991 Stock Option Plan.

+   10.71    Amendment One to the Employee Stock Purchase Plan.

+   10.72    Third Amendment to the Company's Stock Option Financing Plan.

    10.73    Second Amendment to Credit  Agreement,  dated as of September 30, 2002, by and among CHL, the Lenders thereto and Royal Bank of
             Canada as lead administrative agent.

    10.74    First Amendment to Credit  Agreement,  dated as of September 30, 2002, by and among CHL, the Lenders thereto,  Bank of America,
             N.A. as the Managing  Administrative  Agent and as a  co-administrative  agent and JP Morgan Chase Bank as a  co-administrative agent.

    10.75    Second Amendment to Revolving Credit Agreement, dated as of December 16, 2002, by and among CHL, the Lenders thereto and Bank of America, N.A. as the Managing Administrative Agent.

    12.1     Computation of the Ratio of Earnings to Fixed Charges.

    21       List of subsidiaries.

    23       Consent of Grant Thornton LLP

+Constitutes a management contract or compensatory plan or arrangement.