Form 10-Q
period 2003-03-31
COUNTRYWIDE FINANCIAL CORP
filed 2003-05-15
CIK 25191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[   X   ]                       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes X	No

         Indicate by check mark whether the registrant is an accelerated filer (as denifed in Rule 12b-2 of the Exchange Act).

Yes X	No

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class Common Stock $.05 par value	Outstanding at May 9, 2003 130,616,202

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

                                                                                        (Unaudited)
                                                                                         March 31,                 December 31,
                                                                                           2003                        2002
                                                                                  --------------------------  ----------------------

                                     A S S E T S
Cash                                                                                $        446,306           $          697,457
Mortgage loans and mortgage-backed securities held for sale                               27,392,295                   15,025,617
Trading securities owned, at market value                                                  4,389,899                    5,983,841
Trading securities pledged as collateral, at market value                                  4,839,258                    2,708,879
Securities purchased under agreements to resell                                            5,181,001                    5,997,368
Mortgage servicing rights, net                                                             5,345,675                    5,384,933
Loans held for investment, net                                                             7,774,844                    6,070,426
Investments in other financial instruments                                                13,683,689                   10,901,915
Property, equipment and leasehold improvements, net                                          628,737                      576,688
Other assets                                                                               3,929,321                    4,683,659
                                                                                  --------------------------  ----------------------
    Total assets                                                                    $     73,611,025           $       58,030,783
                                                                                  ==========================  ======================

Borrower and investor custodial accounts
    (segregated in special accounts - excluded from corporate assets)               $     18,456,941           $       16,859,667
                                                                                  ==========================  ======================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                                                       $     21,629,187           $       19,293,788
Securities sold under agreements to repurchase                                            30,539,695                   22,634,839
Bank deposit liabilities                                                                   5,639,653                    3,114,271
Accounts payable and accrued liabilities                                                   7,517,337                    5,342,442
Income taxes payable                                                                       2,115,080                    1,984,310
                                                                                  --------------------------  ----------------------
    Total liabilities                                                                     67,440,952                   52,369,650

Commitments and contingencies                                                                -                           -

Company-obligated mandatorily redeemable capital trust pass-through securities of subsidiary trusts holding solely Company guaranteed related subordinated debt
                                                                                             500,000                      500,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value; none issued and
    outstanding                                                                                    -                     -
Common stock - authorized, 240,000,000 shares of $0.05 par value; issued and outstanding, 129,325,686 shares and 126,563,333 shares at
    March 31, 2003 and December 31, 2002, respectively                                         6,466                       6,330
Additional paid-in capital                                                                 1,787,953                   1,657,144
Accumulated other comprehensive income                                                       254,507                     186,799
Retained earnings                                                                          3,621,147                   3,310,860
                                                                                  --------------------------  ----------------------
    Total shareholders' equity                                                             5,670,073                   5,161,133
                                                                                  --------------------------  ----------------------
                                                                                  --------------------------  ----------------------
    Total liabilities and shareholders' equity                                      $     73,611,025           $       58,030,783
                                                                                  ==========================  ======================

Borrower and investor custodial accounts                                            $     18,456,941           $       16,859,667
                                                                                  ==========================  ======================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

                                                                               Quarter Ended March 31,
                                                                        ---------------------------------------
                                                                              2003                  2002
                                                                        ------------------  -------------------
Revenues
   Gain on sale of loans and securities                                 $     1,444,004        $      656,626

   Interest income                                                              642,122               514,922
   Interest expense                                                            (414,129)             (317,612)
                                                                        ------------------  -------------------
      Net interest income                                                       227,993               197,310

    Loan servicing fees and other income from retained interests                603,259               468,912
    Amortization of mortgage servicing rights                                  (362,500)             (257,731)
    Impairment/recovery of retained interests                                  (662,413)              (13,672)
    Servicing hedge gains (losses)                                                6,361              (330,435)
                                                                        ------------------  -------------------
      Net loan servicing fees and other income from retained interests         (415,293)             (132,926)

   Net insurance premiums earned                                                161,134               116,320
   Commissions and other revenue                                                113,958                76,422
                                                                        ------------------  -------------------
      Total revenues                                                          1,531,796               913,752

Expenses
   Compensation expenses                                                        655,122               391,429
   Occupancy and other office expenses                                          127,542                94,447
   Insurance claim expenses                                                      78,096                51,257
   Marketing expenses                                                            21,330                18,133
   Other operating expenses                                                     125,138                92,392
                                                                        ------------------  -------------------
      Total expenses                                                          1,007,228               647,658
                                                                        ------------------  -------------------

Earnings before income taxes                                                    524,568               266,094
   Provision for income taxes                                                   198,277                98,535
                                                                        ------------------  -------------------

NET EARNINGS                                                            $       326,291        $      167,559
                                                                        ==================  ===================

Earnings per share
   Basic                                                                   $      2.55         $         1.36
   Diluted                                                                 $      2.44         $         1.32

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY
For the quarter ended March 31, 2003
(UNAUDITED)
(Dollar amounts in thousands)

                                                                                                 Accumulated Other
                                                                              Additional        Comprehensive Income
                                              Number           Common          Paid-in-                                    Retained
                                             of Shares         Stock            Capital                                    Earnings            Total
                                          ----------------  ------------- -------------------- ----------------------  ----------------- ------------------

Balance at December 31, 2002              126,563,333        $    6,330      $     1,657,144        $     186,799       $    3,310,860    $5,161,133
Cash dividends paid - $0.12 per common
    share                                      -                      -                    -                    -              (16,004)      (16,004)
Stock options exercised                     1,051,333                53               30,805                    -                   -         30,858
Tax benefit of stock options exercised
                                                                                       9,636                                                   9,636
Issuance of common stock                    1,612,536                78               85,281                    -                   -         85,359
Contribution of common stock to defined
    contribution employee savings plan         98,484                 5                5,087                    -                   -          5,092
Other comprehensive income, net of tax              -                 -                    -               67,708                   -         67,708
Net earnings for the period                         -                 -                    -                    -              326,291       326,291
                                          ----------------  ------------- -------------------- ----------------------  ----------------- ------------------
Balance at March 31, 2003                 129,325,686        $    6,466      $     1,787,953        $     254,507       $    3,621,147    $5,670,073
                                          ================  ============= ==================== ======================  ================= ==================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

                                                                                        Quarter Ended March 31,
                                                                                ------------------------------------------
                                                                                       2003                  2002
                                                                                -------------------- ---------------------
Cash flows from operating activities:
   Net earnings                                                                   $     326,291         $       167,559
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      (Gain) loss on sale of available-for-sale securities                               (7,530)                  9,971
      Amortization and impairment/recovery of mortgage servicing rights                 965,442                 245,976
      Impairment of other retained interests                                             59,471                  25,427
      Contribution of common stock to 401(k)                                              5,092                   2,926
      Depreciation and other amortization                                                25,862                  19,622
      Deferred income taxes payable                                                      99,777                  71,013

      Origination and purchase of loans held for sale                              (100,699,029)            (43,902,930)
      Principal repayments and sale of loans                                         88,302,351              40,759,832
                                                                                -------------------- ---------------------
      (Increase) decrease in mortgage loans and mortgage-backed securities held
       for sale                                                                     (12,366,678)              3,143,098
      (Increase) decrease in trading securities                                        (536,437)                115,196
      Decrease in securities purchased under agreements to resell                       816,367                  27,370
      Decrease (increase) in other financial instruments                              1,634,707                (388,885)
      (Increase) decrease in other assets                                               746,981                (529,978)
      Increase in accounts payable and accrued liabilities                            2,174,895               1,993,989
                                                                                -------------------- ---------------------
        Net cash provided (used) by operating activities                             (6,055,760)              4,903,284
                                                                                -------------------- ---------------------
Cash flows from investing activities:
   Additions to mortgage servicing rights                                            (1,260,177)               (796,100)
   Additions to available-for-sale securities                                        (4,471,589)             (7,543,032)
   Proceeds from sale of available-for-sale securities                                  133,729               2,164,199
   Proceeds from the sale of securitized mortgage servicing rights                      311,768                       -
   Addition to loans held for investment                                             (1,704,418)               (564,703)
   Purchase of property, equipment and leasehold improvements, net                      (70,554)                (25,420)
                                                                                -------------------- ---------------------
      Net cash used by investing activities                                          (7,061,241)             (6,765,056)
                                                                                -------------------- ---------------------
Cash flows from financing activities:
   Net increase in short-term borrowings                                              9,395,469               1,267,122
   Issuance of long-term debt                                                         2,118,786               1,850,000
   Repayment of long-term debt                                                       (1,274,000)             (1,192,500)
   Net increase in bank deposit liabilities                                           2,525,382               1,556,269
   Issuance of common stock                                                             116,217                  11,347
   Payment of dividends                                                                 (16,004)                (12,939)
                                                                                -------------------- ---------------------
        Net cash provided by financing activities                                    12,865,850               3,479,299
                                                                                -------------------- ---------------------
Net increase (decrease) in cash                                                        (251,151)              1,617,527
Cash at beginning of period                                                             697,457                 495,414
                                                                                -------------------- ---------------------
Cash at end of period                                                             $     446,306         $     2,112,941
                                                                                ==================== =====================
Supplemental cash flow information:
   Cash used to pay interest                                                      $     343,639         $       286,873
   Cash used to pay income taxes                                                  $      97,302         $       230,095
Non-cash investing and financing activities:
   Unrealized gain (loss) on available-for-sale securities, net of tax            $      67,708         $       (54,184)
   Contribution of common stock to 401(k) plan                                    $       5,092         $         2,926

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
>CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands)

                                                                    Quarter Ended March 31,
                                                             ---------------------------------------
                                                                   2003                 2002
                                                             ------------------   ------------------

NET EARNINGS                                                   $    326,291         $     167,559

Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on available-for-
sale securities:
       Unrealized holding gains (losses) arising
during the period, before tax                                        75,354              (121,802)
       Income tax benefit (expense)                                 (28,410)               45,416
                                                             ------------------   ------------------
       Unrealized holding gains (losses) arising
       during the period, net of tax                                 46,944               (76,386)
         Less: reclassification adjustment for (gains)
         losses included in net earnings, before tax
                                                                     33,330                35,402
       Income tax benefit (expense)                                 (12,566)              (13,200)
                                                             ------------------   ------------------
       Reclassification adjustment for (gains) losses
         included in net earnings, net of tax                        20,764                22,202
                                                             ------------------   ------------------
Other comprehensive income (loss)                                    67,708               (54,184)
                                                             ------------------   ------------------

COMPREHENSIVE INCOME                                           $    393,999         $     113,375
                                                             ==================   ==================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
>NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2002 of Countrywide Financial Corporation (the “Company”).

Certain amounts reflected in the consolidated financial statements for the three month period ended March 31, 2002 have been reclassified to conform to the presentation for the quarter ended March 31, 2003.

NOTE 2 – EARNINGS PER SHARE
Basic earnings per share is determined using net earnings divided by the weighted-average shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average shares outstanding, assuming all potential dilutive common shares were issued.

The following table summarizes the basic and diluted earnings per share calculations for the quarter ended March 31, 2003 and 2002:

--------------------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Quarter Ended March 31,
                                          --------------------------------------------------------------------------------------------------------
                                                                 2003                                                 2002
                                          ---------------------------------------------------  ---------------------------------------------------
(Amounts in thousands, except per                                               Per-Share                                            Per-Share
    share data)                            Net Earnings         Shares            Amount        Net Earnings         Shares            Amount
                                                            ----------------  ---------------                    ----------------  ---------------
----------------------------------------  ---------------                                      ----------------

Net earnings                                 $  326,291                                          $   167,559
                                          ===============                                      ================

Basic EPS
Net earnings available to common
   shareholders                              $  326,291           127,751          $ 2.55        $  167,559           122,839           $1.36

Effect of dilutive stock options                      -             5,760                                  -            3,802
                                          ---------------   ----------------                   ----------------  ----------------

Diluted EPS
Net earnings available to common
   shareholders                              $  326,291           133,511          $ 2.44        $   167,559          126,641           $1.32
                                          ===============   ================                   ================  ================
--------------------------------------------------------------------------------------------------------------------------------------------------

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

Had the estimated fair value of the options granted during the period been included in compensation expense, the Company’s net earnings and earnings per share would have been as follows:

------------------------------------------------------- -----------------------------------------------------
                                                                      Quarter Ended March 31,
                                                        -------------------------- --------------------------
(Dollar amounts in thousands except per share data)               2003                       2002
------------------------------------------------------- -------------------------- --------------------------

Net Earnings
     As reported                                                  $326,291                   $167,559
     Pro forma                                                    $321,358                   $161,685

Basic Earnings Per Share
     As reported                                                    $2.55                      $1.36
     Pro forma                                                      $2.52                      $1.32

Diluted Earnings Per Share
     As reported                                                    $2.44                      $1.32
     Pro forma                                                      $2.41                      $1.28

------------------------------------------------------- -------------------------- --------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that has been modified to consider cash dividends to be paid. The weighted-average assumptions used to value the option grants and the resulting average estimated values were as follows:

---------------------------------------------- -------------------------------------------------------
                                                              Quarter Ended March 31,
                                               -------------------------- ----------------------------
                                                         2003                        2002
---------------------------------------------- -------------------------- ----------------------------
Weighted Average Assumptions:
     Dividend yield                                           0.90%                     1.00%
     Expected volatility                                        27%                        33%
    Risk-free interest rate                                   2.27%                     4.05%
    Annual expected life (in years)                           4.16                      4.16
Fair value of options                                       $12.28                    $12.30
---------------------------------------------- -------------------------- ----------------------------

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

NOTE 3 – MORTGAGE SERVICING RIGHTS
The activity in mortgage servicing rights (“MSRs”) for the quarter ended March 31, 2003 and 2002 is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Quarter Ended March 31,
                                                                         ---------------------------------------------------------
(Dollar amounts in thousands)                                                       2003                          2002
-----------------------------------------------------------------------  ---------------------------  ----------------------------
Mortgage Servicing Rights
     Balance at beginning of period                                          $       7,420,946           $        7,051,562
     Additions                                                                       1,260,177                      796,100
     Securitization of MSRs                                                           (333,993)                           -
     Amortization                                                                     (362,500)                    (257,731)
     Application of valuation allowance to write down permanently
        impaired MSRs                                                                 (654,734)                    (225,768)
                                                                         ---------------------------  ----------------------------
        Balance before valuation allowance at end of period                          7,329,896                    7,364,163
                                                                         ---------------------------  ----------------------------

Valuation Allowance for Impairment of Mortgage Servicing Rights

     Balance at beginning of period                                                 (2,036,013)                    (935,480)
     Reductions (additions)                                                           (602,942)                      11,755
     Application of valuation allowance to write down permanently
        impaired MSRs                                                                  654,734                      225,768
                                                                         ---------------------------  ----------------------------
        Balance at end of period                                                    (1,984,221)                    (697,957)
                                                                         ---------------------------  ----------------------------

    Mortgage Servicing Rights, net                                           $       5,345,675           $        6,666,206
                                                                         ===========================  ============================
----------------------------------------------------------------------------------------------------------------------------------

The following table summarizes the Company’s estimate of amortization of the existing MSR asset for the five-year period ending March 31, 2008. This projection was developed using the assumptions made by management in its valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior changes, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

--------------------------------------------------------------------------------
(Dollar amounts in thousands)
                                                  Estimated MSR Amortization
           Year ended March 31,
--------------------------------------------  ----------------------------------

                     2004                          $          1,237,283
                     2005                                     1,008,715
                     2006                                       845,885
                     2007                                       715,334
                     2008                                       610,224
                                              ----------------------------------
                     Five-year total               $          4,417,441
                                              ==================================
--------------------------------------------------------------------------------

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

NOTE 4 – TRADING SECURITIES
Trading securities, which consist of trading securities owned and trading securities pledged as collateral, at March 31, 2003 and December 31, 2002 include the following:

----------------------------------------------------------------------------------------------------------

(Dollar amounts in thousands)                          March 31, 2003              December 31, 2002
-----------------------------------------------  ----------------------------  ---------------------------

     Mortgage pass-through securities:
           Fixed-rate                               $         7,441,690            $           6,948,203
           Adjustable-rate                                      364,329                          446,770
                                                              7,806,019                        7,394,973
     Collateralized mortgage obligations                        842,282                          959,881
     Agency debentures                                          444,401                          266,699
     Other                                                      136,455                           71,167
                                                 ----------------------------  ---------------------------
                                                    $         9,229,157            $           8,692,720
                                                 ============================  ===========================

----------------------------------------------------------------------------------------------------------

As of March 31, 2003, $8.5 billion of the Company’s trading securities had been pledged as collateral, of which the counterparty has the contractual right to sell or re-pledge $4.8 billion.

NOTE 5 – LOANS HELD FOR INVESTMENT
Loans held for investment as of March 31, 2003 and December 31, 2002 include the following:

----------------------------------------------------------------- --------------------- --- ---------------------
(Dollar amounts in thousands)                                        March 31, 2003          December 31, 2002
----------------------------------------------------------------- ---------------------     ---------------------

Mortgage loans                                                      $     4,472,828           $     2,245,419
Warehouse lending advances secured by mortgage loans                      2,405,475                 2,159,289
Defaulted FHA-insured and VA-guaranteed loans repurchased from
securities                                                                  940,512                 1,707,767
                                                                  ---------------------     ---------------------
                                                                          7,818,815                 6,112,475
Allowance for loan losses                                                   (43,971)                  (42,049)
                                                                  ---------------------     ---------------------
                                                                    $     7,774,844           $     6,070,426
                                                                  =====================     =====================
----------------------------------------------------------------- --------------------- --- ---------------------

At March 31, 2003, mortgage loans held for investment totaling $1.0 billion were pledged to secure securities sold under agreements to repurchase.

At March 31, 2003, the Company had accepted mortgage loan collateral with a fair value of $2.8 billion securing warehouse lending advances which it had the contractual ability to sell or re-pledge. As March 31, 2003, no such mortgage loan collateral had been re-pledged.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

NOTE 6 – INVESTMENTS IN OTHER FINANCIAL INSTRUMENTS
Investments in other financial instruments at March 31, 2003 and December 31, 2002 include the following:

--------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                          March 31, 2003              December 31, 2002
---------------------------------------------------------------  ----------------------------  ---------------------------

Prime home equity line of credit senior securities                  $         5,089,282           $            3,470,858
Servicing hedge instruments:
     Derivative instruments                                                   1,243,713                        1,592,550
     Principal-only securities                                                  785,450                          779,125
                                                                 ----------------------------  ---------------------------
       Total servicing hedge instruments                                      2,029,163                        2,371,675
Other interests retained in securitization:
     Subprime AAA interest-only securities                                      568,848                          607,526
     Prime home equity line of credit residuals                                 478,196                          437,060
     Prime home equity line of credit transferor's
     interest                                                                   233,137                          233,658
     Nonconforming interest-only and principal-only
     securities                                                                 151,717                          150,967
     Subprime residual securities                                               122,899                           71,251
     Prime home equity line of credit AAA interest-only
           securities                                                            20,875                           24,897
     Other                                                                       69,484                           78,241
                                                                 ----------------------------  ---------------------------
        Total other interests retained in securitization                      1,645,156                        1,603,600
Insurance and banking investment portfolios:
     Mortgage-backed securities                                               4,684,357                        3,204,737
     U.S. Treasury securities and obligations of U.S.
       Government corporations and agencies                                     232,827                          247,470
     Corporate securities                                                         2,581                            3,171
     Other                                                                          323                              404
                                                                 ----------------------------  ---------------------------
Investments in other financial instruments                          $        13,683,689           $           10,901,915
                                                                 ============================  ===========================
--------------------------------------------------------------------------------------------------------------------------

All of the securities listed above are classified as available-for-sale, with the exception of the derivative instruments.

At March 31, 2003, the Company had pledged $4.9 billion of prime home equity line of credit senior securities to secure securities sold under agreements to repurchase, and $2.1 billion of mortgage-backed securities pledged to secure Federal Home Loan Bank advances.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Amortized cost and fair value of available-for-sale securities at March 31, 2003 and December 31, 2002 are as follows:

-------------------------------------------------------------------------------------------------------------------------------------------
                                                                                       March 31, 2003
                                                      -------------------------------------------------------------------------------------
 (Dollar amounts in thousands)                             Amortized               Gross                Gross                  Fair
                                                                                Unrealized            Unrealized
                                                              Cost                 Gains                Losses                Value
----------------------------------------------------  --------------------  -------------------  --------------------  --------------------

 Prime home equity line of credit senior securities    $     4,922,232       $       167,050       $            -        $    5,089,282
 Other interests retained in securitization                  1,458,220               186,936                    -             1,645,156
 Principal-only securities                                     756,763                30,787               (2,100)              785,450
 Mortgage-backed securities                                  4,653,158                34,494               (3,295)            4,684,357
 U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies                        221,945                10,882                    -               232,827
 Corporate securities                                            1,453                 1,128                    -                 2,581
 Other                                                             316                     7                    -                   323
                                                      --------------------  -------------------  --------------------  --------------------
                                                       $    12,014,087       $       431,284       $       (5,395)       $   12,439,976
                                                      ====================  ===================  ====================  ====================
-------------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------------------
                                                                                     December 31, 2002
                                                      -------------------------------------------------------------------------------------
 (Dollar amounts in thousands)                             Amortized               Gross                Gross                  Fair
                                                                                Unrealized            Unrealized
                                                              Cost                 Gains                Losses                Value
----------------------------------------------------  --------------------  -------------------  --------------------  --------------------

 Prime home equity line of credit senior securities      $   3,366,477       $       104,381        $           -         $   3,470,858
 Other interests retained in securitization                  1,452,467               151,133                    -             1,603,600
 Principal-only securities                                     746,479                34,212               (1,566)              779,125
 Mortgage-backed securities                                  3,179,332                25,414                   (9)            3,204,737
 U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies                        237,076                10,394                    -               247,470
 Corporate securities                                            1,873                 1,439                 (141)                3,171
 Other                                                             394                    10                    -                   404
                                                      --------------------  -------------------  --------------------  --------------------
                                                         $   8,984,098       $       326,983        $      (1,716)        $   9,309,365
                                                      ====================  ===================  ====================  ====================
-------------------------------------------------------------------------------------------------------------------------------------------

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Gross gains and losses realized on the sales of available-for-sale securities are as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                                 Quarter Ended March 31,
                                                                ---------------------------------------------------------
(Dollar amounts in thousands)                                               2003                         2002
--------------------------------------------------------------  ---------------------------  ----------------------------

Prime home equity line of credit senior security:
    Gross realized gains                                          $                 -          $            24,939
    Gross realized losses                                                           -                            -
                                                                ---------------------------  ----------------------------
        Net                                                                         -                       24,939
                                                                ---------------------------  ----------------------------
Principal-only securities:
    Gross realized gains                                                        6,046                            -
    Gross realized losses                                                           -                      (35,369)
                                                                ---------------------------  ----------------------------
        Net                                                                     6,046                      (35,369)
                                                                ---------------------------  ----------------------------
Mortgage-backed securities:
    Gross realized gains                                                          361                        1,245
    Gross realized losses                                                           -                         (244)
                                                                ---------------------------  ----------------------------
        Net                                                                       361                        1,001
                                                                ---------------------------  ----------------------------
Corporate securities:
    Gross realized gains                                                            -                          350
    Gross realized losses                                                           -                         (885)
                                                                ---------------------------  ----------------------------
        Net                                                                         -                         (535)
                                                                ---------------------------  ----------------------------
U.S. Treasury securities and obligations of U.S Government
corporations and agencies:
    Gross realized gains                                                        1,123                          970
    Gross realized losses                                                           -                       (1,605)
                                                                ---------------------------  ----------------------------
        Net                                                                     1,123                         (635)
                                                                ---------------------------  ----------------------------
Total gains and losses on available-for-sale securities:
    Gross realized gains                                                        7,530                       27,504
    Gross realized losses                                                           -                      (38,103)
                                                                ---------------------------  ----------------------------
        Net                                                       $             7,530          $           (10,599)
                                                                ===========================  ============================
-------------------------------------------------------------------------------------------------------------------------

NOTE 7 – OTHER ASSETS
Other assets as of March 31, 2003 and December 31, 2002 include the following:

--------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                          March 31, 2003              December 31, 2002
---------------------------------------------------------------  ----------------------------  ---------------------------

Securities broker-dealer receivables                                $           1,204,068         $             544,296
Reimbursable servicing advances                                                   602,832                       647,284
Receivables from sale of securities                                               433,339                     1,452,513
Derivative margin accounts                                                        273,311                       919,749
Interest receivable                                                               163,551                       141,148
Capitalized software, net                                                         195,401                       188,435
Prepaid expenses                                                                  173,340                       168,678
Investment in Federal Reserve Bank and Federal Home Loan Bank
    stock                                                                         134,820                        67,820
Other assets                                                                      748,659                       553,736
                                                                 ----------------------------  ---------------------------
                                                                    $           3,929,321         $           4,683,659
                                                                ============================  ===========================
--------------------------------------------------------------------------------------------------------------------------

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

NOTE 8 – NOTES PAYABLE
Notes payable consist of the following:

----------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                    March 31, 2003              December 31, 2002
------------------------------------------ ----------------------------  ---------------------------

Medium-term notes, various series:
    Fixed-rate                                 $      12,794,552             $      13,065,268
    Floating-rate                                      3,711,125                     3,695,624
                                           ----------------------------  ---------------------------
                                                      16,505,677                    16,760,892
Federal Home Loan Bank advances                        2,100,000                     1,000,000
Commercial paper                                       1,722,300                       123,207
Convertible debentures                                   511,358                       510,084
Unsecured notes payable                                  465,000                             -
Secured overnight borrowings                             300,014                             -
Secured notes payable                                     24,838                        21,553
Secured revolving credit facility                              -                       878,052
                                           ----------------------------  ---------------------------
                                               $      21,629,187             $      19,293,788
                                           ============================  ===========================
----------------------------------------------------------------------------------------------------

Medium-Term Notes
During the quarter ended March 31, 2003, Countrywide Home Loans, Inc. (“CHL”), the Company’s principal mortgage banking subsidiary, issued medium-term notes under shelf registration statements or pursuant to its Euro medium-term note program as follows:

-----------------------------------------------------------------------------------------------------------------------------------------------
                                      Outstanding Balance                          Interest Rate                      Maturity Date
                       ---------------------------------------------------   ---------------------------   ------------------------------------
 (Dollar amounts in        Floating           Fixed
     thousands)              Rate              Rate            Total            From            To               From                To
---------------------  -----------------  ---------------  ---------------   ------------  -------------   ------------------  ----------------

Euro Notes                     $85,543                 -        $85,543          1.53%         1.53%            March 2004        March 2004
Series K                      $880,000           $30,000       $910,000          1.63%         6.00%          January 2004      January 2018
-----------------------------------------------------------------------------------------------------------------------------------------------

As of March 31, 2003, $833.9 million of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in yen, deutsche marks, French francs, Portuguese escudos, and euros. The Company has executed currency swap transactions that effectively translate the foreign currency-denominated medium-term notes into borrowings denominated in United States dollars.

During the quarter ended March 31, 2003, CHL redeemed $1.3 billion of maturing medium-term notes.

The fixed-rate medium-term notes issued by the Company during the quarter ended March 31, 2003, were effectively converted to floating-rate borrowings using interest rate swap contracts.

NOTE 9 – SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
As of March 31, 2003, the Company had accepted collateral with a fair value of $5.5 billion for which it had the contractual ability to sell or re-pledge. As of March 31, 2003, the Company had re-pledged $5.2 billion of such collateral for financing purposes.

As of December 31, 2002, the Company had accepted collateral with a fair value of $5.9 billion for which it had the contractual ability to sell or re-pledge. As of December 31, 2002, the Company had re-pledged $5.7 billion of such collateral for financing purposes.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company routinely enters short-term financing arrangements to sell securities under agreements to repurchase. All securities underlying repurchase agreements are held in safekeeping by broker-dealers or banks. All agreements are to repurchase the same, or substantially identical, securities. At March 31, 2003, repurchase agreements were secured by $11.3 billion of loans and MBS held for sale, $8.1 billion of trading securities, $6.9 billion of available-for-sale securities, $4.6 billion of securities purchased under agreements to resell, and $1.0 billion of loans held for investment.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES
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

Risk Management Activities Related to Mortgage Loan Inventory and Committed Pipeline

The Company has interest rate risk relative to its Mortgage Loan Inventory and its Committed Pipeline.

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

In general, the risk management activities connected with 95% or more of the fixed-rate Mortgage Loan Inventory has qualified as a “fair value” hedge under SFAS 133. The Company recognized pre-tax gains of $15.4 million and $5.6 million, representing the ineffective portion of such fair value hedges of Mortgage Inventory, for the quarters ended March 31, 2003 and 2002, respectively. These amounts along with the change in the fair value of the derivative instruments that were not designated as hedge instruments under SFAS 133 are included in gain on sale of loans in the statement of earnings.

IRLCs are derivative instruments as defined by SFAS 133. As such, IRLCs are recorded at fair value with changes in fair value recognized in current period earnings (as a component of gain on sale of loans.) Because IRLCs are derivatives under SFAS 133, the risk management activities related to the Committed Pipeline do not qualify for hedge accounting under SFAS 133. The “freestanding” derivative instruments that are used to manage the interest rate risk in the Committed Pipeline are marked to fair value and recorded as a component of gain on sale of loans in the statement of earnings.

Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Other Retained Interests

MSRs and other retained interests, specifically interest-only securities and residual securities, are generally subject to a loss in value, or impairment, when mortgage interest rates decline. To moderate the effect on earnings of impairment, the Company maintains a portfolio of financial instruments, including derivatives, which increase in aggregate value when interest rates decline. This portfolio of financial instruments is collectively referred to herein as the “Servicing Hedge.” During the quarters ended March 31, 2003 and 2002, none of the derivative instruments included in the Servicing Hedge was designated as a hedge under SFAS 133. The change in fair value of these derivative instruments was recorded in current period earnings as a component of Servicing Hedge gains and losses.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The financial instruments that comprise the Servicing Hedge include options on interest rate futures and MBS, interest rate swaptions, interest rate floors, interest rate caps, interest rate swaps, and principal-only securities. With respect to the interest rate floors, options on interest rate futures and MBS, interest rate caps and swaptions, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. With respect to the interest rate swap contracts outstanding as of March 31, 2003, the Company estimates that its maximum exposure to loss over the various contractual terms is $769 million. The Company derives its estimates of loss exposure based upon observed volatilities in the interest rate options market. Using the currently observed volatilities, management estimates, to a 95% confidence level, the maximum potential rate changes over a one year time horizon. Management then estimates its exposure to loss based on the estimated maximum adverse rate change as of the measurement date.

Risk Management Activities Related to Issuance of Long-Term Debt

The Company enters into interest rate swap contracts which enable it to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt and to enable the Company to convert a portion of its foreign currency-denominated fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt. These transactions are designed as “fair value” hedges under SFAS 133. For the quarters ended March 31, 2003 and 2002, the Company recognized pre-tax gains of $0.1 million and $2.6 million, respectively, representing the ineffective portion of such fair value hedges of debt. These amounts are included in interest charges in the statement of earnings.

In addition, the Company enters into interest rate swap contracts which enable it to convert a portion of its floating-rate, long-term debt to fixed-rate, long-term debt and to convert a portion of its foreign currency-denominated, fixed-rate, long-term debt to U.S. dollar fixed-rate debt. These transactions are designed as “cash flow” hedges under SFAS 133. For each of the quarters ended March 31, 2003 and 2002, the Company recognized pre-tax losses of $0.1 million, representing the ineffective portion of such cash flow hedges. As of March 31, 2003, deferred net gains or losses on derivative instruments included in other comprehensive income that are expected to be reclassified as earnings during the next 12 months are not material.

Risk Management Activities Related to the Broker-Dealer Securities Trading Portfolio

In connection with its broker-dealer activities, the Company maintains a trading portfolio of fixed income securities, primarily MBS. The Company is exposed to price changes in its trading portfolio arising from interest rate changes during the period it holds the securities. To manage this risk, the Company utilizes derivative financial instruments. These instruments include MBS mandatory forward sale and purchase commitments as well as short sales of cash market U. S. Treasury securities, futures contracts, interest rate swap contracts, and swaptions. All such derivatives are accounted for as “free-standing” and as such are carried at fair value with changes in fair value recorded in current period earnings as a component of gain on sale of loans and securities.

NOTE 12 – SEGMENTS AND RELATED INFORMATION
The Company has five business segments. They include Mortgage Banking, Insurance, Capital Markets, Global Operations, and Banking.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The Insurance segment activities include Balboa Life and Casualty Group, a national provider of property, life, and liability insurance; Balboa Reinsurance Company, a primary mortgage reinsurance company; and Countrywide Insurance Services, Inc., a national insurance agency offering a specialized menu of insurance products directly to consumers.

The Capital Markets segment primarily includes the operations of Countrywide Securities Corporation, a registered broker-dealer specializing in the mortgage securities market. In addition, it includes the operations of Countrywide Asset Management Corporation, Countrywide Servicing Exchange and CCM International Ltd.

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

The Banking segment’s operations are primarily comprised of Treasury Bank, National Association (“Treasury Bank” or the “Bank”), and of Countrywide Warehouse Lending. Treasury Bank invests primarily in mortgage loans sourced from the Loan Production sector. Countrywide Warehouse Lending provides mortgage inventory financing on a secured basis to third-party mortgage bankers.

Included in the tables below labeled “Other” are the holding company activities and certain reclassifications required to conform management reporting to the consolidated financial statements:

----------------------------------------------------------------------------------------------------------------------------------------------------
                                                            For the quarter ended March 31, 2003
----------------------------------------------------------------------------------------------------------------------------------------------------
                              Mortgage Banking                                        Diversified Businesses
               ----------------------------------------------- -----------------------------------------------------------------------
(Dollars           Loan        Loan     Closing                               Capital     Global                                           Grand
 in thousands)  Production   Servicing  Services     Total       Insurance    Markets   Operations    Banking     Other      Total         Total
-------------------------------------------------------------- ----------------------------------------------------------------------- -------------
Revenues
  External      $1,508,820   $(437,849)  $ 51,650  $1,122,621    $ 183,796   $ 131,599  $  46,354    $ 65,838   $(18,412) $  409,175     $1,531,796

  Inter-segment    (38,607)     11,028          -     (27,579)           -      31,030            -     4,543     (7,994)     27,579             -
               ----------------------------------------------- ----------------------------------------------------------------------- -------------

Total
  Revenues      $1,470,213   $(426,821)  $ 51,650  $1,095,042    $ 183,796   $ 162,629  $  46,354     $70,381   $(26,406) $  436,754     $1,531,796
               =============================================== ======================================================================= =============

Segment
  Earnings
   (pre-tax)    $  882,449   $(554,182)  $ 25,983  $  354,250    $  24,758   $  96,112  $   5,827    $ 43,333   $    288  $  170,318       $524,568
               =============================================== ======================================================================= =============

Segment
  Assets
               $31,348,479  $10,746,383  $ 71,850 $42,166,712   $1,473,828 $18,585,504  $ 161,844 $11,208,306   $ 14,831 $31,444,313   $73,611,025
               =============================================== ======================================================================= =============
----------------------------------------------------------------------------------------------------------------------------------------------------

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------------------------
                                                        For the quarter ended March 31, 2002
------------------------------------------------------------------------------------------------------------------------------------------------------

                              Mortgage Banking                                        Diversified Businesses
               ------------------------------------------------ ------------------------------------------------------------------------

(Dollars           Loan        Loan     Closing                                Capital     Global                                            Grand
 in thousands)  Production   Servicing   Services     Total      Insurance     Markets   Operations   Banking      Other       Total         Total
--------------------------------------------------------------- ------------------------------------------------------------------------  ------------

Revenues
  External       $ 790,171   $(159,460)  $ 35,091    $  665,802    $ 137,370  $   73,456   $  20,165  $   17,414  $    (455)  $  247,950    $ 913,752

  Inter-segment    (7,354)         104          -        (7,250)           -      11,173          -       (1,224)    (2,699)       7,250            -
               ------------------------------------------------ ------------------------------------------------------------------------ -------------

Total
  Revenues       $ 782,817   $(159,356)  $ 35,091    $  658,552    $ 137,370  $   84,629   $  20,165  $   16,190  $  (3,154)  $  255,200    $ 913,752
               ================================================ ======================================================================== =============

Segment
  Earnings
   (pre-tax)     $ 444,741   $(267,613)  $ 14,398    $  191,526    $  23,833  $   39,533   $    (501) $   10,221  $   1,482   $   74,568    $ 266,094
               ================================================ ======================================================================== =============

Segment
  Assets         $13,810,876 $11,871,411 $ 54,000   $25,736,287   $1,208,451 $11,345,920   $ 100,465  $3,882,943 $  340,336  $16,878,115  $42,614,402
               ================================================ ======================================================================== =============
------------------------------------------------------------------------------------------------------------------------------------------------------

NOTE 13 – REGULATORY AND AGENCY CAPITAL REQUIREMENTS
In connection with the acquisition of Treasury Bank, CFC became a financial holding company. As a result, the Company is subject to regulatory capital requirements imposed by the Board of Governors of the Federal Reserve System (“FRB”). The Company is also subject to U.S. Department of Housing and Urban Development, Fannie Mae, and Freddie Mac net worth requirements.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

The following table presents the actual capital ratios and amounts and minimum required capital ratios for the Company to maintain a “well-capitalized” status by the FRB at March 31, 2003 and at December 31, 2002:

---------------------------------------------------------------------------------------------------------------------

                                                             March 31, 2003                  December 31, 2002
                                                      -----------------------------     -----------------------------
(Dollar amounts in thousands)        Minimum             Ratio          Amount            Ratio          Amount
                                   Required(1)
--------------------------------  ---------------     ------------  ---------------     -----------  ----------------

Tier 1 Leverage Capital                 5.0%              7.6%           $5,156,996        7.6%           $4,703,839
Risk-Based Capital
     Tier 1                             6.0%             11.1%           $5,156,996       12.2%           $4,703,839
     Total                             10.0%             12.1%           $5,622,745       13.6%           $5,230,840

---------------------------------------------------------------------------------------------------------------------

NOTE 14 - LEGAL PROCEEDINGS
The Company and certain subsidiaries are defendants in, or parties to, a number of pending and threatened legal actions and proceedings involving matters that are generally incidental to their business. These matters include actions and proceedings involving alleged breaches of contract, violations of consumer protection and other laws and regulations, and other disputes arising out of the Company's operations. Certain of these matters involve claims for substantial monetary damages, and others purport to be class actions.

Based on its current knowledge, management does not believe that liabilities, if any, arising from any single pending action or proceeding will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries. The Company is not, however, able to predict with certainty the outcome or timing of the resolution of any of these actions or proceedings or the ultimate impact on the Company or its results of operations in a particular future period.

NOTE 15 - SUBSEQUENT EVENTS
In April 2003, Countrywide Capital IV, a subsidiary trust of the Company, issued $500 million of 6.75% preferred securities, which are fully and unconditionally guaranteed by the Company and CHL (the "6.75% Securities"). In connection with the issuance by Countrywide Capital IV of the 6.75% Securities, the Company will issue to Countrywide Capital IV $500 million of its 6.75% Junior Subordinated Debentures, which are fully and unconditionally guaranteed by CHL (the "Subordinated Debentures"). Countrywide Capital IV exists for the sole purpose of issuing the 6.75% Securities and investing the proceeds in the Subordinated Debentures. The Subordinated Debentures are due on April 1, 2033, with interest payable quarterly on January 1, April 1, July 1 and October 1 of each year. The Company has the right to redeem at 100% of their principal amount, plus accrued and unpaid interest to the date of redemption, the 6.75% Securities at any time on or after April 11, 2008

In relation to Countrywide Capital IV, the Company has the right to defer payment of interest on the Subordinated Debentures for up to 20 consecutive quarterly periods by extending the payment period. If interest payments on the Subordinated Debentures are so deferred, the Company may not, among other things, declare or pay dividends on, or make a distribution with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of its capital stock.

In April 2003, the Company formed a wholly-owned special purpose entity for the purpose of issuing short term secured liquidity notes ("SLNs") to finance certain of its Mortgage Loan Inventory. As of April 30, 2003, SLNs in the aggregate principal amount of $6.0 billion were outstanding. The maximum facility size is $10 billion.

On April 29, 2003, the Company's Board of Directors declared a dividend of $0.13 per common share, payable June 2, 2003, to shareholders of record on May 14, 2003.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

NOTE 16 - SUMMARIZED FINANCIAL INFORMATION
Summarized financial information for Countrywide Financial Corporation and subsidiaries is as follows:

--------------------------------------------------------------------------------------------------------------------------------------------
                                                                                      March 31, 2003
                                      ------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)             Countrywide        Countrywide Home          Other            Eliminations        Consolidated
                                           Financial
                                          Corporation          Loans, Inc.         Subsidiaries
-------------------------------------  -------------------  -------------------  ------------------  -------------------  ------------------
  Balance Sheets:

  Mortgage loans and mortgage-backed
      securities held for sale           $           -       $   27,368,467       $       23,828      $              -     $   27,392,295
  Mortgage servicing rights, net                     -            5,345,675                    -                     -          5,345,675
  Other assets                               6,504,952           10,218,356           52,012,764           (27,863,017)        40,873,055
                                       -------------------  -------------------  ------------------  -------------------  ------------------
     Total assets                        $   6,504,952       $   42,932,498       $   52,036,592      $    (27,863,017)    $   73,611,025
                                       ===================  ===================  ==================  ===================  ==================

  Company-obligated mandatorily
      redeemable capital trust
      pass-through securities            $           -       $            -       $      500,000      $              -     $      500,000

  Deposit liabilities                                -                    -            5,639,653                     -          5,639,653
  Indebtedness                                 747,271           33,889,749           40,020,551           (22,488,689)        52,168,882
  Other liabilities                             87,608            6,701,626            2,896,110               (52,927)         9,632,417
  Equity                                     5,670,073            2,341,123            2,980,278            (5,321,401)         5,670,073
                                       -------------------  -------------------  ------------------  -------------------  ------------------
      Total liabilities and equity       $   6,504,952       $   42,932,498       $   52,036,592      $    (27,863,017)    $   73,611,025
                                       ===================  ===================  ==================  ===================  ==================
--------------------------------------------------------------------------------------------------------------------------------------------

In April 2003, Countrywide Capital IV, a subsidiary trust of the Company, issued trust preferred securities guaranteed by the Company and CHL. (See Note 15 – Subsequent Events.) As of March 31, 2003, Countrywide Capital IV was nominally capitalized and, therefore, it has been excluded from the preceding table.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------------------------
                                                                                For the quarter ended March 31, 2003
                                           ------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                   Countrywide       Countrywide Home          Other            Eliminations        Consolidated
                                                 Financial
                                                Corporation         Loans, Inc.         Subsidiaries
-------------------------------------------  ------------------  -------------------  ------------------  -------------------  ------------------
  Statements of Earnings:

  Revenues                                     $        9,708      $      832,168        $    734,469       $      (44,549)      $    1,531,796
  Expenses                                              1,914             648,308             401,295              (44,289)           1,007,228
  Provision for income taxes                            2,962              69,867             125,547                  (99)             198,277
  Equity in net earnings of subsidiaries              321,459                  -                    -             (321,459)                  -
                                             ------------------  -------------------  ------------------  -------------------  ------------------
           Net earnings                        $      326,291      $      113,993        $    207,627       $     (321,620)      $      326,291
                                             ==================  ===================  ==================  ===================  ==================
-------------------------------------------------------------------------------------------------------------------------------------------------

------- ---------------------------------------- ------------- ------------------------------------------------------------------- --------------
                                                                                            December 31, 2002
                                                 ------------- ------------------------------------------------------------------- --------------
                                                   Countrywide        Countrywide Home          Other          Eliminations        Consolidated
                                                    Financial
(Dollar amounts in thousands)                      Corporation           Loans, Inc.        Subsidiaries
------------------------------------------------ ----------------- -- ------------------ - ---------------- - ---------------- -- ---------------
  Balance Sheets:

  Mortgage loans and mortgage-backed                                                                          $
     securities held for sale                    $            -           $14,055,045      $     970,572                   -        $15,025,617
  Mortgage servicing rights, net                               -            5,384,933                  -                   -          5,384,933
  Other assets                                         5,985,027           12,011,287         38,946,813         (19,322,894)        37,620,233
                                                 -----------------    ------------------   ----------------   ----------------    ---------------
           Total assets                               $5,985,027          $31,451,265        $39,917,385        ($19,322,894)       $58,030,783
                                                 =================    ==================   ================   ================    ===============

  Company-obligated mandatorily redeemable       $                    $                                       $
     capital trust pass-through securities                     -                    -      $     500,000                   -      $     500,000

  Deposit liabilities                                          -                    -          3,114,271                   -          3,114,271
  Indebtedness                                           745,997           23,522,271         32,273,803         (14,613,444)        41,928,627
  Other liabilities                                       77,897            5,699,928          1,607,056             (58,129)         7,326,752
  Equity                                               5,161,133            2,229,066          2,422,255          (4,651,321)         5,161,133
                                                 -----------------    ------------------   ----------------   ----------------    ---------------
           Total liabilities and equity               $5,985,027          $31,451,265        $39,917,385        ($19,322,894)       $58,030,783
                                                 =================    ==================   ================   ================    ===============
------------------------------------------------ ----------------- -- ------------------ - ---------------- - ---------------- -- ---------------

-------------------------------------------------------------------------------------------------------------------------------------------------
                                                                                For the quarter ended March 31, 2002
                                             ----------------------------------------------------------------------------------------------------
                                                Countrywide         Countrywide
                                                 Financial              Home                Other
(Dollar amounts in thousands)                   Corporation         Loans, Inc.         Subsidiaries         Eliminations        Consolidated
-------------------------------------------  ------------------  -------------------  ------------------  -------------------  ------------------
Statements of Earnings:

Revenues                                      $       (6,898)       $    518,437         $  416,220          $   (14,007)         $      913,752
Expenses                                               2,111             399,330            260,224              (14,007)                647,658
Provision for income taxes                            (3,378)             44,638             57,275                    -                  98,535
Equity in net earnings of subsidiaries               173,190                   -                  -             (173,190)                  -
                                             ------------------  -------------------  ------------------  -------------------  ------------------
           Net earnings                       $      167,559        $     74,469         $   98,721          $  (173,190)         $      167,559
                                             ==================  ===================  ==================  ===================  ==================
-------------------------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q represents an update to the more detailed and comprehensive disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. As such, a reading of the Annual Report on Form 10-K is necessary to an informed understanding of the following discussions.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These discussions include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding management’s beliefs, estimates, projections, and assumptions with respect to future operations, as well as business plans and strategies that are subject to change. Actual operations and operating results for any future period may vary materially from those projected herein and from past results discussed herein. Factors which could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

  The level of and volatility of, interest rates,
  A general decline in U.S. housing prices or activity in the U.S. housing market,
  A loss of investment grade credit ratings, which may result in increased cost of debt or loss of access to corporate debt markets,
  A reduction in the availability of secondary markets for the Company’s mortgage loan products,
  A reduction in government support of homeownership,
  A change in the Company’s relationship with Government Sponsored Entities,
  Ineffectiveness of the Company’s hedging activities,
  The legal, regulatory and legislative environments in the markets in which the Company operates,
  The level of competition in each of the Company’s business segments,
  The occurrence of natural disasters or other events or circumstances that could impact the level of claims in the Insurance Segment, and
  Other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

Words like “believe”, “expect”, “anticipate”, “promise”, plan and other expressions or words of similar meanings, as well as future or conditional verbs such as “will”, “would”, “should”, “could”, or “may” are generally intended to identify forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

GENERAL
The Company’s core business is residential Mortgage Banking. Historically, the Mortgage Banking business was the primary source of the Company’s earnings and the focus of its capital investment. The Company’s results of operations historically have been influenced primarily by the level of demand for mortgage loans, which is affected by external factors such as prevailing mortgage rates and the strength of the U.S. housing market.

In recent years, the Company has expanded its operations beyond Mortgage Banking. The Company now has five business segments: Mortgage Banking, Insurance, Capital Markets, Global Operations and Banking. This diversification has been pursued to capitalize on meaningful synergies with the Company’s core Mortgage Banking business and to provide sources of earnings that are not as cyclical as the mortgage banking business.

CRITICAL ACCOUNTING POLICIES

As discussed in further detail in the Company’s Annual Report on Form 10-K, the accounting policies that have the greatest impact on the Company’s financial condition and results of operations and that require the most judgment are those relating to its mortgage securitization activities and the ongoing valuation of retained interests, particularly Mortgage Servicing Rights (“MSRs”), that arise from those activities, as well as the Company’s interest rate risk management activities. The Company’s critical accounting policies involve accounting for gains on sales of loans and securities, valuation of MSRs and other retained interests, amortization of MSRs and accounting for derivatives and interest rate risk management activities.

The values of the Company’s retained interests are impacted by changes in interest rates. Mortgage rates have decreased and estimated market required yields for MSRs have increased during the current period resulting in changes to the key assumptions used in the valuation of MSRs. The key assumptions used to value the other retained interests, which are generally less sensitive to changes in interest rates than MSRs, have not changed significantly from those used at December 31, 2002.

The long-term estimated weighted average prepayment speed (annual rate) for the MSRs has increased from 21.7% at December 31, 2002 to 23.8% at March 31, 2003. As of March 31, 2003, the option-adjusted spread (“OAS”) used in the valuation of the MSRs ranged from 3.5% for conventional, conforming MSRs to 7.5% for subprime MSRs. As of December 31, 2002, the OAS used in the valuation of MSRs ranged from 2.9% for conventional, conforming MSRs to 6.9% for subprime MSRs.

At March 31, 2003, the Company’s investment in MSRs was stratified as follows:

 ------------------------------ --- ------------------------------------------------------------------------------------------

 (Dollar amounts in millions)                                              Total Portfolio
 ------------------------------ --- ------------------------------------------------------------------------------------------
                                                                                       Weighted
           Mortgage                   Principal               Percent                  Average                     MSR
             Rate                     Balance (1)             of Total             Maturity (Years)              Balance
 ------------------------------ --- ----------------- --- ----------------- -- ------------------------- --- -----------------
       6% and under                     $106,682               23%                       23.6                     $1,531
       6.01-7%                           239,006               52%                       26.4                      2,681
       7.01-8%                            85,818               18%                       25.9                        773
       8.01-9%                            21,002                5%                       25.5                        214
       9.01-10%                            5,708                1%                       24.5                         71
       over 10%                            5,514                1%                       21.7                         76
                                    -----------------     -----------------                                  -----------------
                                        $463,730              100%                       25.5                     $5,346
                                    =================     =================                                  =================
 (1) Excludes subservicing and loans held for sale.

 ------------------------------ --- ----------------- --- ----------------- -- ------------------------- --- -----------------

Quarter Ended March 31, 2003 Compared to the Quarter Ended March 31, 2002

CONSOLIDATED EARNINGS PERFORMANCE

The Company’s diluted earnings per share for the quarter ended March 31, 2003 was $2.44, an 85% increase over diluted earnings per share for the quarter ended March 31, 2002. Net earnings were $326.3 million, a 95% increase from the quarter ended March 31, 2002. This earnings performance was driven principally by the increased level of mortgage loans produced by the Company—$102.4 billion—as compared to $44.0 billion for the year-ago period.

Industry-wide, residential mortgage originations were approximately $940 billion during the first quarter of 2003, up from approximately $855 billion in the fourth quarter of 2002 (Source: Fannie Mae). Approximately 70% of the residential mortgages produced in the first quarter of 2003 were refinances triggered primarily by historically low mortgage rates. The balance of mortgages produced related to home purchases. Partially fueled by the level of mortgage rates, activity in the U.S. housing market also reached record levels in the first quarter of 2003.

The continuing high demand for mortgages drove not only high volumes but also high production margins. The combination of high volumes and margins increased loan production sector pre-tax earnings to $882.4 million for the quarter, an increase of $437.7 million from the year-ago period.

The high levels of mortgage refinances and home purchases resulted in significant prepayments within the Company’s mortgage loan servicing portfolio during the period. This, along with the expectation of continued higher-than-normal prepayments in the future due to historically low mortgage rates, resulted in significant amortization and impairment of the Company’s MSRs and other retained interests. The combined amount of amortization and impairment of MSRs and other retained interests, net of Servicing Hedge gains, was $1,018.6 million, resulting in a pre-tax loss of $554.2 million in the Loan Servicing Sector for the current quarter, $286.6 million more than the pre-tax loss in the year-ago period.

Overall, the Mortgage Banking Segment generated pre-tax earnings of $354.3 million for the quarter ended March 31, 2003, an increase of 85% from the quarter ended March 31, 2002.

The Company’s non-mortgage banking businesses were also significant contributors to the earnings performance in the quarter ended March 31, 2003. In particular, the Capital Markets Segment had pre-tax earnings of $96.1 million, as compared to $39.5 million in the year-ago period. Capital Markets has grown its core franchise significantly over the last five years and is now among the leading investment banking firms in its niche, the mortgage-backed securities market. This segment continued to benefit from robust activity in the mortgage-backed securities market, as well as from a highly-favorable interest rate environment. In total, non-mortgage banking businesses contributed $170.3 million in pre-tax earnings for the quarter ended March 31, 2003 (32% of consolidated pre-tax earnings), an increase of 128% from $74.6 million (28% of total pre-tax earnings) for the year-ago period.

OPERATING SEGMENT RESULTS

The Company’s pre-tax earnings by segment are summarized below:

-----------------------------------------------------------------------------------------------
                                                      Quarter Ended March 31,
                                      ---------------------------------------------------------
 Dollar amounts in thousands)                    2003                          2002
------------------------------------  ----------------------------  ---------------------------

Mortgage Banking:
    Production                            $         882,449            $          444,741
    Servicing                                      (554,182)                     (267,613)
    Closing Services                                 25,983                        14,398
                                      ----------------------------  ---------------------------
        Total Mortgage Banking                      354,250                       191,526
                                      ----------------------------  ---------------------------

Other Businesses:
    Insurance                                        24,758                        23,833
    Capital Markets                                  96,112                        39,533
    Global Operations                                 5,827                          (501)
    Banking                                          43,333                        10,221
    Other                                               288                         1,482
                                      ---------------------------  ----------------------------
        Total Other Businesses                      170,318                        74,568
                                      ----------------------------  ---------------------------

Pre-tax earnings                          $         524,568            $          266,094
                                      ============================  ===========================
-----------------------------------------------------------------------------------------------

The Company’s mortgage loan production by segment is summarized below:

--------------------------------------------------------------------------------------------------
                                                         Quarter Ended March 31,
                                         ---------------------------------------------------------
(Dollar amounts in millions)                        2003                          2002
---------------------------------------  ----------------------------  ---------------------------

Mortgage Banking                             $          96,595            $           42,174
Capital Markets conduit acquisitions                     4,074                         1,729
Treasury Bank                                            1,734                           130
                                         ----------------------------  ---------------------------
                                             $         102,403            $           44,033
                                         ============================  ===========================
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

The pre-tax earnings of the Loan Production Sector are summarized below:

----------------------------------------------------------------------------------------------------------------------------

                                                                    Quarter Ended March 31,
                                   -----------------------------------------------------------------------------------------
  (Dollar amounts in thousands)                       2003                                           2002
---------------------------------  --------------------------------------------   ------------------------------------------
                                                              Percent of Loan                              Percent of Loan

                                           Dollars                 Volume                Dollars                Volume
                                   -------------------------  -----------------   -----------------------  -----------------
  Revenues                            $       1,470,213             1.52%             $       782,817            1.85%
  Expenses                                      587,764             0.61%                     338,076            0.80%
                                   -------------------------  -----------------   -----------------------  -----------------
    Pre-tax earnings                  $         882,449             0.91%             $       444,741            1.05%
                                   =========================  =================   =======================  =================
 ----------------------------------------------------------------------------------------------------------------------------

Increased demand for mortgages enabled the Loan Production Sector to achieve significant growth in revenues and earnings in the quarter ended March 31, 2003 compared to the year-ago period. This performance was enhanced by a significant increase in market share from the year ago period. Favorable market conditions enabled the Company to increase revenues earned on prime first mortgage loans, while high levels of productivity helped keep units costs low. These factors combined to produce continued high profit margins (pre-tax earnings as a percentage of loan volume) for the Loan Production Sector. The decline in revenues as a percentage of loan volume in the current period is attributable to unsold loan production, which amounted to 17% of the loans produced during the quarter. Substantially all of the unsold loans were classified as held for sale at quarter end.

The following table shows total Mortgage Banking loan volume by division:

------------------------------------------------------------------------------------------------
                                                           Mortgage Banking
                                                            Loan Production
                                                        Quarter Ended March 31,
                                        --------------------------------------------------------
  (Dollar amounts in millions)                      2003                         2002
--------------------------------------  ----------------------------  --------------------------

  Correspondent Lending Division           $          49,822              $       16,944
  Wholesale Lending Division                          23,245                      13,186
  Consumer Markets Division                           22,242                      11,390
  Full Spectrum Lending, Inc.                          1,286                         654
                                        ----------------------------  --------------------------
                                           $          96,595              $       42,174
                                        ============================  ==========================
------------------------------------------------------------------------------------------------

Overall loan production for the quarter ended March 31, 2003 increased 129% in comparison to the year-ago period. The increase was due to a rise in both purchase and non–purchase loan production of 55% and 169%, respectively. The increase in purchase loans is significant as this is the relatively stable growth component of the mortgage market, with average annual growth of 8% over the last 10 years. (The non-purchase, or refinance component of the mortgage market is highly volatile as it is driven almost exclusively by prevailing mortgage rates.) All divisions, in particular Correspondent Lending, contributed to the increase in origination volume.

The following table summarizes loan production by purpose and by interest rate type:

----------------------------------------------------------------------------------------------
                                                         Mortgage Banking
                                                         Loan Production
                                                      Quarter Ended March 31,
                                     ---------------------------------------------------------
(Dollar amounts in millions)                    2003                          2002
-----------------------------------  ----------------------------  ---------------------------

Purpose:
    Purchase                            $          23,092             $          14,895
    Non-purchase                                   73,503                        27,279
                                     ----------------------------  ---------------------------
                                        $          96,595             $          42,174
                                     ============================  ===========================
Interest Rate Type:
    Fixed Rate                          $          85,610             $          35,385
    Adjustable Rate                                10,985                         6,789
                                     ----------------------------  ---------------------------
                                        $          96,595             $          42,174
                                     ============================  ===========================
----------------------------------------------------------------------------------------------

As shown in the following table, the volume of Prime Home Equity and Subprime mortgages produced (which is included in the Company’s total volume of loans produced) increased 43% during the current period from the prior period:

----------------------------------------------------------------------------------------------
                                                        Mortgage Banking
                                                 Prime Home Equity and Subprime
                                                      Mortgage Production
                                                      Quarter Ended March 31,
                                     ---------------------------------------------------------
(Dollar amounts in millions)                    2003                          2002
-----------------------------------  ----------------------------  ---------------------------

Prime Home Equity                        $         2,543              $         2,219
Subprime                                           2,439                        1,267
                                     ----------------------------  ---------------------------
                                         $         4,982              $         3,486
                                     ============================  ===========================
Percent of total loan production                   5.2%                          8.3%
                                     ============================  ===========================
----------------------------------------------------------------------------------------------

Prime Home Equity and Subprime loans carry higher profit margins historically and the demand for such loans is believed to be less rate sensitive than the demand for prime first mortgage loans.

The Company successfully retained a significant percentage of the customers who prepaid their mortgages during the period. The overall retention rate for the quarter was 41%, and for retail customers the rate was 44%. Notably, 64% of the Consumer Market Division’s total loan production during the period was sourced from the Company’s servicing portfolio. The high retention rates during the period were due, in part, to the high level of refinancing transactions. The Company has been most successful retaining customers who refinance their existing mortgages in such an environment. During the quarter ended March 31, 2003, 80% of the Consumer Markets Division’s refinance loan volume was from existing mortgage customers. This synergy is a major source of intrinsic value derived from the Company’s MSRs.

During the quarter ended March 31, 2003, the Loan Production Sector operated at approximately 116% of planned operational capacity. (The primary capacity constraint in the Company’s loan origination activities is the number of loan operations personnel it has on staff. Therefore, the Company measures planned capacity with reference to the number of loan operations personnel it has on staff multiplied by the number of loans each available loan operations staff person is expected to process under normal conditions.) The Company continued to increase the number of sales and operations staff in its loan production divisions to capitalize upon the current market environment. When loan volumes moderate, the operations staff (including a significant number of temporary employees) will be reduced. However, the Company plans to continue building its sales staff despite any potential drop in loan origination volume as a primary means to increase the Company’s market share.

The following table summarizes the Loan Production Sector workforce:

-----------------------------------------------------------------------------
                                               Workforce At
                                                March 31,
                                ---------------------------------------------
                                       2003                    2002
------------------------------  --------------------  -----------------------

Sales                                   6,702                   4,351
Operations:
    Regular employees                   6,335                   3,860
    Temporary staff                     2,093                     750
                                --------------------  -----------------------
                                        8,428                   4,610
Production technology                     577                     350
Administration and support              1,367                     783
                                --------------------  -----------------------
                                       17,074                  10,094
                                ====================  =======================
-----------------------------------------------------------------------------

The Consumer Markets Division successfully grew its commissioned sales force (external home loan consultants) by 260 during the quarter. At March 31, 2003, the Company employed 2,744 external home loan consultants whose primary focus is to increase overall purchase market share. In the quarter ended March 31, 2003, external home loan consultants contributed $4.0 billion in purchase loans, a 76% increase over the year-ago period. The purchase production generated by the external home loan consultants represented 68% of the Consumer Market Division’s purchase production for the quarter ended March 31, 2003. At March 31, 2003, the Consumer Markets Division had 5 centralized processing units and 20 regional processing centers nationwide. During the quarter ended March 31, 2003, the regional processing centers handled 24% of the division’s total loan volume.

Similar to the Consumer Markets Division, the Wholesale Lending and Correspondent Lending Divisions continued to grow their sales forces as a core strategy to increase market share. At March 31, 2003, the sales force in the Wholesale Lending Division numbered 549, an increase of 16% during the quarter. The Correspondent Lending Division expanded its sales force by 25% during the quarter ended March 31, 2003.

Loan Servicing Sector
The Loan Servicing Sector reflects the performance of the Company’s investments in MSRs and other retained interests and associated risk management activities, as well as profits from subservicing activities in the United States. The Loan Servicing Sector incorporates a significant processing operation, consisting of approximately 5,600 employees that service the Company’s 4.3 million mortgage customers. How effectively this servicing operation manages costs and generates ancillary income from the portfolio has a significant impact on the long-term performance of this sector.

The pre-tax earnings of the Loan Servicing Sector are summarized below:

------------------------------------------------------------------------------------------------------------------------
                                                                   Quarter Ended March 31,
                                        --------------------------------------------------------------------------------
                                                         2003                                     2002
                                        ---------------------------------------  ---------------------------------------
                                              Amount           Percentage of           Amount           Percentage of
                                                                  Average
                                                                 Servicing                            Average Servicing
(Dollar amounts in thousands)                                   Portfolio*                               Portfolio*
--------------------------------------  -------------------  ------------------  ------------------  -------------------

Revenues                                  $      599,088          0.508%           $      482,181         0.566%
Servicing Hedge gains (loss)                       6,361          0.005%                 (330,435)       (0.388%)
Amortization                                    (362,500)        (0.307%)                (257,731)       (0.302%)
Impairment                                      (662,413)        (0.562%)                 (13,672)       (0.016%)
Operating expense                               (101,618)        (0.086%)                 (90,138)       (0.106%)
Interest expense, net                            (33,100)        (0.028%)                 (57,818)       (0.068%)
                                        -------------------  ------------------  ------------------  -------------------
Pre-tax loss                              $     (554,182)        (0.470%)                (267,613)       (0.314%)
                                        ===================  ==================  ==================  ===================

Average Servicing Portfolio               $  471,555,000                           $  341,061,000
                                        ===================                      ==================
------------------------------------------------------------------------------------------------------------------------
             *Annualized

The Loan Servicing Sector experienced continued losses during the recent period due to ongoing high levels of refinance activity that were driven by mortgage rates that again reached forty-year lows. The Company’s MSRs and other retained interests represent the present value of cash flow streams that are closely linked to the expected life of the underlying servicing portfolio. The continued high level of actual and forecasted prepayment activity reduced the life of the servicing portfolio and thus the value of the Company’s related investments. In addition, an increase in estimated market yields for MSRs contributed to the decline in estimated fair value of the Company’s retained interests, as reflected by a combined impairment and amortization charge of $1,024.9 million incurred in the quarter ended March 31, 2003.

The Servicing Hedge generated a net gain of $6.4 million during the period. The Servicing Hedge was comprised almost entirely of financial instruments linked to long-term Treasury and swap rates, which were basically unchanged during the quarter. Amortization and impairment, net of the Servicing Hedge, was $1,018.6 million for the quarter ended March 31, 2003, an increase of $416.7 million over the quarter ended March 31, 2002. In a stable interest rate environment, management would expect no significant impairment and would expect to incur expenses related to the Servicing Hedge driven primarily by the composition of the hedge, the shape of the yield curve and the level of interest rate volatility.

During the quarter ended March 31, 2003, the Company securitized a portion of its net servicing fees (“excess servicing”). Proceeds from the sale of these securities amounted to $306.2 million. Management believes such securitizations enable the Company to improve the overall returns on its MSR investment and more efficiently manage its capital.

Despite the level of prepayments, the Company increased its servicing portfolio to $502.1 billion at March 31, 2003, a 41% increase from March 31, 2002. At the same time, the overall weighted-average note rate of the owned servicing portfolio declined from 7.3% to 6.6%.

Loan Closing Services Sector
The LandSafe companies produced $26.0 million in pre-tax earnings, representing an 80% increase from the year-ago period. The increase in LandSafe’s contribution to pre-tax earnings was primarily due to a 60% increase in the volume of closing services provided, which resulted from the increase in loan origination activity in the Loan Production Sector. During the quarter ended March 31, 2003, 31% of LandSafe’s revenues were from third parties, as compared to 25% for the comparable period in 2002. Management believes that this percentage should continue to rise in the future.

The following table shows the number of units processed during the respective periods:

----------------------------------------------------------------------------------------------------
                                                           Quarter Ended March 31,
                                           ---------------------------------------------------------
(In units)                                            2003                          2002
-----------------------------------------  ----------------------------  ---------------------------

Credit reports                                        1,591,921                       922,054
Automated property valuation services                   574,952                       497,942
Flood determinations                                    794,190                       444,655
Appraisals                                              163,875                        87,851
Other                                                    37,431                        26,360
                                           ----------------------------  ---------------------------
    Total                                             3,162,369                     1,978,862
                                           ============================  ===========================
----------------------------------------------------------------------------------------------------

NON-MORTGAGE BANKING BUSINESSES

The Company’s other business segments include Capital Markets, Insurance, Banking and Global Operations. Pre-tax earnings from these other businesses increased $95.8 million in the quarter ended March 31, 2003 over the quarter ended March 31, 2002.

Insurance Segment

Segment pre-tax earnings increased 4% over the year-ago period, to $24.8 million. The following table shows pre-tax earnings by business line:

------------------------------------------------------------------------------------------------
                                                       Quarter Ended March 31,
                                      ----------------------------------------------------------
(Dollar amounts in thousands)                    2003                           2002
------------------------------------  ----------------------------   ---------------------------

Carrier Operations:
    Balboa Reinsurance Company           $           19,132              $           16,014
    Balboa Life and Casualty                          9,138                           7,431
                                      ----------------------------   ---------------------------
                                                     28,270                          23,445
Agency operations                                     2,028                           2,483
Parent expenses                                      (5,540)                         (2,095)
                                      ----------------------------   ---------------------------
                                         $           24,758              $           23,833
                                      ============================   ===========================
------------------------------------------------------------------------------------------------

The Company’s mortgage reinsurance business produced $19.1 million in pre-tax earnings, a 19% increase over the year-ago period, due primarily to a 12% increase in net earned premiums that was driven by growth in the Company’s loan servicing portfolio.

The Company’s Life and Casualty insurance business produced pre-tax earnings of $9.1 million, an increase of $1.7 million, or 23%, from the comparable quarter in 2002. The increase was due to a $42.9 million, or 43%, increase in premiums earned during the quarter ended March 31, 2003 compared to the comparable period in 2002, partially offset by an increase in the loss ratio. Balboa Life and Casualty’s overall loss ratio was 54% and 50% in the quarters ended March 31, 2003 and 2002, respectively.

Both the carrier and agency operations showed significant growth in net earned premiums in comparison to the comparable period a year ago. Following are the net earned premiums for each business line:

-----------------------------------------------------------------------------------------
                                                    Quarter Ended March 31,
                                         -------------------------------------------------
(Dollar amounts in thousands)                    2003                      2002
--------------------------------------  ------------------------  -----------------------

Carrier Operations
    Balboa Life and Casualty                      $143,384                  $100,455
    Balboa Reinsurance Company                      17,750                    15,865
                                        ------------------------  -----------------------
                                                   $161,134                  $116,320
                                        ========================  =======================
 ----------------------------------------------------------------------------------------

The increase in life and casualty net earned premiums is primarily attributable to growth in lender-placed property hazard product lines. The growth in lender-placed insurance was achieved through the addition of several mortgage lenders during 2002, and to a lesser extent, as a result of an increase in the Company’s mortgage customer base, which increased significantly from the prior year as a result of increased originations.

Balboa Reinsurance’s increase in net earned premiums resulted from a 26% increase in the number of policies in force that was driven by growth in the Company’s loan servicing portfolio, coupled with an overall increase in the ceded premium percentage. During 2002, the Company revised its reinsurance contracts to provide additional coverage in exchange for additional ceded premiums. Management expects Balboa Reinsurance to incur insurance losses in the future as the underlying insured loans season.

Capital Markets Segment
The Capital Markets Segment (“CCM”) achieved pre-tax earnings of $96.1 million for the quarter, an increase of $56.6 million, or 143%, from the year-ago period. Total revenues were $162.6 million, an increase of $78.0 million, or 92% compared to the year ago period. Total securities trading volume increased 46% to $640.0 billion. This performance was largely driven by a highly favorable operating environment consisting of a robust mortgage-backed securities market, high mortgage securities price volatility, and low short-term financing costs.

The following table shows pre-tax earnings by company:

-------------------------------------------------------------------------------------------------------
                                                              Quarter Ended March 31,
                                              ---------------------------------------------------------
 (Dollar amounts in thousands)                           2003                          2002
--------------------------------------------  ----------------------------  ---------------------------

Countrywide Securities Corporation(1)             $           75,235            $          39,772
Countrywide Asset Management Corporation                      20,877                         (239)
                                              ----------------------------  ---------------------------
                                                  $           96,112            $          39,533
                                              ============================  ===========================
-------------------------------------------------------------------------------------------------------
             (1) Includes CSE, CCMI and CCM, Inc.

The following table shows the composition of CSC's trading volume, which includes trades with the Mortgage Banking Segment, by instrument:

----------------------------------------------------------------------------------------------
                                                     Quarter Ended March 31,
                                     ---------------------------------------------------------
(Dollar amounts in millions)                    2003                          2002
-----------------------------------  ----------------------------  ---------------------------

Mortgage-backed securities              $           603,918            $         404,251
Government agency debt                               25,708                       17,342
Asset-backed securities                               8,186                        8,719
Other                                                 2,225                        2,978
                                     ----------------------------  ---------------------------
                                        $           640,037            $         433,290
                                     ============================  ===========================
----------------------------------------------------------------------------------------------

Approximately $49.7 million, or 31%, of the Segment’s revenues during the current period resulted from its mortgage conduit activities.

Banking Segment
The Banking Segment commenced operations in calendar 2001. The segment achieved pre-tax earnings of $43.3 million as compared to $10.2 million for the year-ago period. Following is the composition of pre-tax earnings by company:

------------------------------------------------------------------------------------------------------------
                                                                   Quarter Ended March 31,
                                                   ---------------------------------------------------------
 (Dollar amounts in thousands)                                2003                          2002
-------------------------------------------------  ----------------------------  ---------------------------

Treasury Bank ("Bank")                                $           28,581             $           6,087
Countrywide Warehouse Lending ("CWL")                             18,101                         4,199
Parent and allocated corporate overhead expenses                  (3,349)                          (65)
                                                   ----------------------------  ---------------------------
                                                      $           43,333             $          10,221
                                                   ============================  ===========================
------------------------------------------------------------------------------------------------------------

The Bank produced pre-tax earnings of $28.6 million for the quarter. The overall increase was primarily due to an increase in net interest income arising from growth in average earning assets and an increase of $9.5 million in profits resulting from document custodian services provided to the Company’s Mortgage Banking operation. Average earning assets increased to $6.7 billion at quarter end, an increase of $4.8 billion in comparison to the year-ago period. Asset growth was funded primarily by the transfer of mortgagor and investor impound accounts controlled by CHL from third party banks to the Bank, a capital contribution from Countrywide Financial Corporation, Federal Home Loan Bank advances and growth in the Bank’s retail deposit base. As of March 31, 2003 $4.5 billion of borrower and investor custodial accounts controlled by the Company were placed as deposits in Treasury Bank. The Bank’s annual pre-tax return on assets for the quarter ended March 31, 2003 was 1.7%. The composition of the Bank’s assets was as follows:

----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                March 31, 2003               December 31, 2002
-----------------------------------------------------------------------------------  ---------------------------

Cash                                                       $          117,633            $          163,547
Short term investments                                                325,000                       300,000
Loans receivable, net                                               4,216,389                     1,902,793
Investment securities classified as available-for-sale              3,923,552                     2,590,789
Other assets                                                          293,469                       153,690
                                                       ----------------------------  ---------------------------
Total                                                      $        8,876,043            $        5,110,819
                                                       ============================  ===========================
----------------------------------------------------------------------------------------------------------------

CWL’s pre-tax earnings increased by $13.9 million during the quarter ended March 31, 2003 in comparison to the year-ago period, primarily due to the growth in average outstanding mortgage warehouse advances partially offset by a decline in the average net spread from 2.25% during the quarter ended March 31, 2002 to 1.92% during the quarter ended March 31, 2003. For the current quarter, average mortgage warehouse advances outstanding were $3.7 billion, an increase of $2.9 billion in comparison to the year-ago period. The increase in advances was largely attributable to growth in the overall mortgage originations market.

Global Operations Segment
For the quarter ended March 31, 2003, the Global Operations Segment’s pre-tax earnings totaled $5.8 million, representing an increase of $6.3 million in comparison to the year-ago period. Results in the current period were positively impacted by growth in the portfolio of mortgage loans sub-serviced and the number of new mortgage loans processed on behalf of GHL’s minority joint venture partner, Barclays plc.

DETAILED DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS

Gain on sale of loans and securities is summarized below for the quarters ended March 31, 2003 and 2002:

---------------------------------------------------------------------------------------------------------------------
                                                               Quarter Ended March 31,
                                  -----------------------------------------------------------------------------------
(Dollar amounts in thousands)                       2003                                       2002
--------------------------------  -----------------------------------------  ----------------------------------------
                                                           Percentage of                             Percentage of
                                        Dollars             Loans Sold             Dollars            Loans Sold
                                  --------------------  -------------------  -------------------  -------------------
Mortgage Banking:
    Prime First Mortgages            $   1,257,866              1.58%          $     490,074             1.26%
    Subprime Mortgages                      63,230              5.33%                 85,915             4.42%
    Prime Home Equity Mortgages              1,279              3.27%                 38,727             3.67%
    Re-performing loans                     66,245              6.30%                 21,153             3.22%
                                  --------------------                       -------------------
                                         1,388,620              1.70%                635,869             1.50%
Capital Markets
    Trading Securities                       8,826                                      (398)
    Conduit Activities                      39,307                                    16,853
                                  --------------------                       -------------------
                                             48,133                                    16,455
Other                                        7,251                                     4,302
                                  --------------------                       -------------------
                                     $   1,444,004                             $     656,626
                                  ====================                       ===================
---------------------------------------------------------------------------------------------------------------------

Gain on sale of loans and securities increased in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 primarily due to higher production and sales volume combined with higher margins on Prime First Mortgages. Margins on Prime First Mortgages were high in both periods on a relative historical basis, due largely to the very favorable mortgage market environment that prevailed during those periods. That market was characterized by record consumer demand for mortgages and modest price competition by historical industry standards. Management expects margins, particularly on Prime First Mortgages, to decline in the future as the level of mortgage originations subsides.

Capital Markets’ revenues from its trading activities consist of gains on the sale of securities and net interest income. In a very steep yield curve environment, which existed during both periods, trading revenues will derive largely or entirely from net interest income earned during the securities’ holding period. As the yield curve flattens, the mix of revenues will shift toward gain on sale of securities. The increase in Capital Markets’ gain on sale of loans related to its conduit activities was due to increased securitizations during the quarter ended March 31, 2003 in comparison to the year-ago period.

In general, gain on sale of loans and securities are affected by numerous factors, including the volume and mix of loans sold, production channel mix, the level of price competition, and the slope of the yield curve.

Net interest income is summarized below for the quarters ended March 31, 2003 and 2002:

  ------------------------------------------------------------------------------------------------------------
                                                                     Quarter Ended March 31,
                                                     ---------------------------------------------------------
(Dollar amounts in thousands)                                  2003                          2002
--------------------------------------------------- ----------------------------  ---------------------------

Net interest income:
    Mortgage loans and securities held for sale         $          133,421           $          164,883
    Capital Markets securities trading portfolio                    95,780                       64,586
    Servicing Sector interest expense                              (61,967)                     (83,184)
    Re-performing loans                                             38,995                       24,857
    Banking Segment loans and securities                            50,337                       12,025
    Custodial balances                                             (42,552)                       3,095
    Insurance Segment investments                                    8,481                        8,065
    Other                                                            5,498                        2,983
                                                    ----------------------------  ---------------------------
           Net interest income                          $          227,993           $          197,310
                                                    ============================  ===========================
-------------------------------------------------------------------------------------------------------------

The decrease in net interest income from mortgage loans and securities held for sale reflects a small growth in the average inventory combined with a lower overall net earnings rate during the quarter ended March 31, 2003. The Company finances the major portion of its mortgage loans and securities held for sale at prevailing short-term borrowing rates, which did not decrease in tandem with the decrease in mortgage rates when compared to the year-ago period.

The increase in net interest income from the Capital Markets securities trading portfolio is attributable to a 95% increase in the average inventory of securities held partially offset by a decrease in the average net spread earned from 1.90% in the quarter ended March 31, 2002 to 1.50% in the quarter ended March 31, 2003. The decrease in the average net spread is the result of a flatter yield curve.

Interest expense in the Loan Servicing Sector decreased due to a decline in short-term rates (a portion of the Company’s long term debt is variable rate), combined with a decrease in the assets financed.

Re-performing loans are reinstated loans that had previously defaulted and were consequently re-purchased from mortgage securities issued by the Company or others. Such loans are subsequently securitized and re-sold. The increase in interest income related to this activity is a result of an increase in the average balance of such loans during the quarter ended March 31, 2003.

The increase in net interest income from the banking segment was primarily attributable to year-over-year asset growth both in Treasury Bank and in the Company’s warehouse lending activities in addition to an overall increase in the weighted average spread from 1.84% in the quarter ended March 31, 2002 to 1.99% in the quarter ended March 31, 2003. Average assets in the Banking Segment increased to $10.4 billion at March 31, 2003, an increase of $7.7 billion.

Net interest income from custodial balances decreased in the current period due to the substantial increase in loan payoffs over the year ago period. The Company is obligated to pass through interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by the Company on the payoff float. The amount of such interest pass-through was $89.5 million and $36.9 million in the quarters ended March 31, 2003 and 2002, respectively. In addition, the earnings rate on the custodial balances, which is tied to short-term rates, declined from 1.74% during the quarter ended March 31, 2002 to 1.21% during the quarter ended March 31, 2003. Average custodial balances increased $6.3 billion, or 69%, over the prior period, due largely to the increase in loan payoffs.

Loan servicing fees and other income from retained interests is summarized below for the quarters ended March 31, 2003 and 2002:

--------------------------------------------------------------------------------------------------
                                                         Quarter Ended March 31,
                                        ----------------------------------------------------------
(Dollar amounts in thousands)                       2003                          2002
---------------------------------------  ---------------------------  ----------------------------

Service fees, net of guarantee fees          $          426,912          $          343,036
Income from other retained interests                     68,967                      47,719
Late charges                                             35,147                      32,604
Prepayment penalties                                     35,475                      24,297
Ancillary fees                                           14,842                      11,985
Global Segment subservicing fees                         21,916                       9,271
                                         ---------------------------  ----------------------------
                                             $          603,259          $          468,912
                                         ===========================  ============================
--------------------------------------------------------------------------------------------------

The increase in servicing fees, net of guarantee fees, was principally due to a 38% increase in the average servicing portfolio, partially offset by a reduction in the overall net service fee earned from 0.402% of the average portfolio balance during the quarter ended March 31, 2002 to 0.362% during the quarter ended March 31, 2003.

The increase in income from other retained interests was due primarily to a 36% increase in investment balances during the quarter ended March 31, 2003 combined with an increase in the yield of these investments from 22.1% in the quarter ended March 31, 2002 to 23.2% in the quarter ended March 31, 2003. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of nonconforming mortgage loans, particularly Subprime and Prime Home Equity loans.

Higher prepayment penalties in the quarter ended March 31, 2003 correspond to the increase in Subprime loan payoffs during the quarter.

The increase in subservicing fees earned in the Global Segment was primarily due to the growth in the portfolio subserviced. The Global subservicing portfolio was $90 billion and $50 billion at March 31, 2003 and 2002, respectively.

Impairment (recovery) of retained interests and Servicing Hedge gains (losses) are detailed below for the quarters ended March 31, 2003 and 2002:

  ------------------------------------------------------------------------------------------------------------
                                                                     Quarter Ended March 31,
                                                     ---------------------------------------------------------
(Dollar amounts in thousands)                                  2003                          2002
--------------------------------------------------- ----------------------------  ---------------------------

Impairment (recovery) of retained interests:
    MSRs                                                $          602,942           $          (11,755)
    Other retained interests (permanent)                            59,471                       25,427
                                                    ----------------------------  ---------------------------
                                                        $          662,413           $           13,672
                                                    ============================  ===========================

Servicing Hedge:
    Hedge gains (losses) recorded through earnings      $            6,361           $         (330,435)
                                                    ----------------------------  ---------------------------
                                                        $            6,361           $         (330,435)
                                                    ============================  ===========================
-------------------------------------------------------------------------------------------------------------

Impairment of MSRs and other retained interests during the quarter ended March 31, 2003 resulted from a reduction in the estimated fair value of those investments driven by a decline in mortgage rates and an increase in estimated market required yields during the period. In addition to the impairment charge, the Company recorded MSR amortization of $362.5 million in the quarter ended March 31, 2003.

During the quarter ended March 31, 2002, mortgage rates increased resulting in a small recovery of MSR impairment. The Company recorded MSR amortization of $257.7 million in the quarter ended March 31, 2002.

Rising mortgage rates in the future should result in an increase in the estimated fair value of the MSRs and recovery of all or a portion of the temporary impairment. The MSR amortization rate, which is tied to the expected net cash flows from the MSRs, likewise should reduce as mortgage rates rise.

During the quarter ended March 31, 2003, long-term Treasury and swap rates, which underlie the Servicing Hedge, were basically unchanged, resulting in a modest Servicing Hedge gain of $6.4 million net of option time value decay.

During the quarter ended March 31, 2002, a significant portion of the Servicing Hedge was comprised of Treasury-based instruments. During this period, the Servicing Hedge generated a loss of $330.4 million resulting from option time value decay and an increase in long-term U.S. Treasury rates. MSR impairment recovery was relatively small because mortgage rates did not rise in tandem with U.S. Treasury rates during the quarter.

The Servicing Hedge is intended to moderate the effect on earnings caused by changes in the fair value of MSRs and other retained interests that generally result from changes in mortgage rates. Rising interest rates in the future will result in Servicing Hedge losses.

Net insurance premiums earned are summarized below for the quarters ended March 31, 2003 and 2002:

---------------------------------------------------------------------------------------------
                                                    Quarter Ended March 31,
                                    ---------------------------------------------------------
(Dollar amounts in thousands)                  2003                         2002
----------------------------------  ---------------------------  ----------------------------

Balboa Life and Casualty                 $         143,384            $        100,455
Balboa Reinsurance                                  17,750                      15,865
                                    ---------------------------  ----------------------------
                                         $         161,134            $        116,320
                                    ===========================  ============================
---------------------------------------------------------------------------------------------

The increase in net insurance premiums earned is primarily due to an increase in policies-in-force.

Commissions and other revenue consisted of the following for the quarters ended March 31, 2003 and 2002:

----------------------------------------------------------------------------------------------
                                                     Quarter Ended March 31,
                                     ---------------------------------------------------------
(Dollar amounts in thousands)                   2003                         2002
------------------------------------ ---------------------------  ----------------------------

Global Segment processing fees            $          18,334            $          9,144
Credit report fees, net                              17,840                      12,338
Appraisal fees, net                                  15,424                       9,354
Insurance agency commissions                         13,263                      13,533
Title services                                       11,787                       9,447
Other                                                37,310                      22,606
                                     ---------------------------  ----------------------------
                                          $         113,958            $         76,422
                                     ===========================  ============================
----------------------------------------------------------------------------------------------

The increase in processing fees earned in the Global Segment was due to growth in number of loans processed.

The increase in credit report, appraisal and title services fees is primarily due to an increase in the volume of closing services provided resulting from the increase in loan origination activity in the Loan Production Sector.

Compensation expenses are summarized below for the quarter ended March 31, 2003 and 2002:

------------------------------------------------------------------------------------------------------------------------------
                                                                   Quarter Ended March 31, 2003
                                     -----------------------------------------------------------------------------------------
(Dollar amounts in thousands)             Mortgage                 Other                Corporate               Total
                                           Banking              Businesses           Administration
-----------------------------------  --------------------  ---------------------  --------------------   ---------------------

Base salaries                           $      162,756        $       48,992         $      40,984          $      252,732

Incentive bonus                                210,736                48,540                15,248                 274,524

Payroll taxes and benefits                      93,553                17,188                17,125                 127,866
                                     --------------------  ---------------------  --------------------   ---------------------

Total compensation expenses             $      467,045        $      114,720         $      73,357          $      655,122
                                     ====================  =====================  ====================   =====================

Average workforce, including
    temporary staff                             22,844                 4,926                 2,861                  30,631
                                     ====================  =====================  ====================   =====================
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                                                   Quarter Ended March 31, 2002
                                     -----------------------------------------------------------------------------------------
(Dollar amounts in thousands)             Mortgage                 Other                Corporate               Total
                                           Banking              Businesses           Administration
-----------------------------------  --------------------  ---------------------  --------------------   ---------------------

Base salaries                           $    113,341          $      35,205         $         30,558        $     179,104

Incentive bonus                              102,151                 30,761                    7,047              139,959

Payroll taxes and benefits                    50,580                  9,886                   11,900               72,366
                                     --------------------  ---------------------  --------------------   ---------------------

Total compensation expenses             $    266,072          $      75,852         $         49,505        $     391,429
                                     ====================  =====================  ====================   =====================

Average workforce, including
    temporary staff                           15,216                  3,382                    2,372               20,970
                                     ====================  =====================  ====================   =====================
------------------------------------------------------------------------------------------------------------------------------

Compensation expenses increased $263.7 million, or 67%, during the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.

Compensation expenses in the Mortgage Banking segment increased primarily due to growth in the level of loan production activity. In the Production sector, compensation expenses increased $185.9 million, or 90%, as a result of a 67% increase in average staff to support 129% higher loan production. Salaries rose 60% and incentive bonus rose 108%. The relative increase in incentive bonuses reflects a shift towards a more incentive-based compensation structure within the Production sector. In the Loan Servicing sector, compensation expense rose $9.0 million, or 19%, as a result of an increase in average staff of 17% to support a 27% increase in the loan servicing portfolio and a 111% increase in loan payoff activity.

Compensation expenses increased in all other business segments reflecting their growth.

In the Insurance Segment, compensation expenses increased by $3.5 million, or 17%, as a result of a 17% increase in average staff to support a 39% growth in written premiums and growth in the Insurance Segment’s third-party insurance tracking operation.

Banking Segment compensation expenses increased by $9.5 million to accommodate the growth of the Bank’s operations, primarily in its labor-intensive mortgage document custodian business.

In the Capital Markets Segment, incentive bonuses increased $15.3 million, or 53%, reflecting growth in revenues of 92%.

Compensation expenses for Corporate Administration increased $23.9 million, or 48%, in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 due to an increase in average staff of 21% to support the overall growth in the Company and higher incentive bonuses earned based upon the Company’s increased profitability.

Occupancy and other office expenses for the quarter ended March 31, 2003 increased primarily to accommodate personnel growth in the Loan Production sector, which accounted for 65% of the increase, as well as in the non-mortgage banking businesses, which accounted for 25% of the increase in this expense.

Insurance claim expenses were $78.1 million, or 48%, of net insurance premiums earned for the quarter ended March 31, 2003, as compared to $51.3 million, or 44%, of net insurance premiums earned for the quarter ended March 31, 2002. The increased loss ratio was primarily attributable to Balboa Life and Casualty, whose loss ratio (including allocated loss adjustment expenses) increased from 50% for the quarter ended March 31, 2002 to 54% for the quarter ended March 31, 2003, due to higher claims experience in both voluntary homeowners’ and lender-placed insurance lines.

Other operating expenses for the quarter ended March 31, 2003 and 2002 are summarized below:

-----------------------------------------------------------------------------------------------
                                                      Quarter Ended March 31,
                                     ----------------------------------------------------------
(Dollar amounts in thousands)                   2003                          2002
-----------------------------------  ----------------------------  ---------------------------

Insurance commission expense            $           32,874            $           26,364
Professional fees                                   20,862                        16,188
Bad debt expense                                    20,491                        17,134
Travel and entertainment                            13,442                         8,556
Insurance                                            7,770                         3,400
Software amortization                                6,491                         5,478
Taxes and licenses                                   3,434                         3,134
Other                                               19,774                        12,138
                                     ----------------------------  ---------------------------
                                        $          125,138            $           92,392
                                     ============================  ===========================
----------------------------------------------------------------------------------------------

Insurance commission expense as a percentage of insurance premiums earned declined from 23% to 20% between the two periods due to reduced contingent commissions accruing to insurance brokers as a result of higher than anticipated insured losses from policies subject to the contingent commission arrangements.

Bad debt expense consists primarily of losses during the period arising from unreimbursed servicing advances on defaulted loans, credit losses arising from repurchased or indemnified loans and defaulted VA-guaranteed loans. (See the “Credit Risk” section of this Report for further discussion.)

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

Impact of Changes in Interest Rates on the Net Value of the Company's Interest Rate - Sensitive Financial Instruments

As of March 31, 2003, the Company estimated that an immediate decline of 0.75% and 0.50% in mortgage rates and long-term swap rates, respectively, coupled with a 0.50% increase in short-term interest rates would result in a $1,226 million net decline in the fair value of its MSRs and other financial instruments and a $4 million net decline in the fair value of its trading securities. As of December 31, 2002, the same change in rates would result in a $538 million net decline in fair value of its MSRs and other financial instruments and a $10 million net decline in fair value related to its trading securities.

The components of the estimated net decline in fair value of the Company’s MSRs and other financial instruments are summarized below:

------------------------------------------------------------------------------------------------ -- ------------------------
                                                                                          Change in Value
                                                                        ----------------------------------------------------
(Dollar amounts are in millions)                                            March 31, 2003             December 31, 2002
------------------------------------------------------------------------------------------------    ------------------------
Retained interests                                                              ($1,572)                    ($1,272)
Impact of Servicing Hedge:
  Mortgage-based                                                                     41                          65
  Swap-based                                                                        207                         411
  Treasury-based                                                                    326                         376
                                                                        ------------------------    ------------------------
    Retained interests, net                                                        (998)                       (420)
                                                                        ------------------------    ------------------------

Committed Pipeline                                                                  214                         256
Mortgage Loan Inventory                                                             801                         281
Impact of associated derivative instruments:
  Mortgage-based                                                                 (1,124)                       (519)
  Treasury-based                                                                     (6)                         (2)
                                                                        ------------------------    ------------------------
    Committed Pipeline and Mortgage Loan Inventory, net                            (115)                         16
                                                                        ------------------------    ------------------------

Notes payable and capital securities                                               (226)                       (253)
Impact of associated derivative instruments:
  Swap-based                                                                         71                          95
                                                                        ------------------------    ------------------------
    Notes payable and capital securities, net                                      (155)                       (158)
                                                                        ------------------------    ------------------------

Prime home equity line of credit senior securities                                   15                           3

Mortgage loans held for investment                                                   20                          12

Insurance and banking investment portfolios                                          58                          18

Deposit liabilities                                                                 (51)                         (9)
                                                                        ------------------------    ------------------------

Net loss in fair value related to MSRs and other financial instruments          ($1,226)                    ($  538)
                                                                        ========================    ========================
------------------------------------------------------------------------------------------------ -- ------------------------

Management estimated that an immediate decline of 0.75% and 0.50% in mortgage rates and long-term swap rates, respectively, coupled with a 0.50% increase in short-term interest rates is the largest such change in interest rates that could reasonably occur and results in the largest such loss as of March 31, 2003.

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

CREDIT RISK

Securitization

Substantially all mortgage loans originated by the Company are securitized and sold into the secondary mortgage market. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the degree to which credit risk on the underlying loans is transferred through the securitization process depends on the structure of the securitization. The Company’s prime, first mortgage loans generally are securitized on a non-recourse basis, while its Prime Home Equity and Subprime Mortgage Loans generally are securitized with limited recourse for credit losses.

The Company’s exposure to credit losses related to its limited recourse securitization activities is limited to the carrying value of its subordinated interests and to the contractual limit of reimbursable losses under its corporate guarantees less the recorded liability for such guarantees. These amounts at March 31, 2003 are as follows:

-------------------------------------------------------------------------------
(Dollar amounts in thousands)                              March 31, 2003
-----------------------------------------------------  ------------------------

Subordinated Interests:
   Prime Home Equity residual securities                  $       478,196
   Prime Home Equity transferors' interests                       233,137
   Subprime residual securities                                   122,899
                                                       ------------------------
                                                          $       834,232
                                                       ========================

Corporate guarantees in excess of recorded reserves       $       112,087
                                                       ========================
-------------------------------------------------------------------------------

The carrying value of the residual securities is net of expected future credit losses. Related to the Company’s non-recourse and limited recourse securitization activities, the total credit losses incurred for the quarters ended March 31, 2003 and 2002 are summarized as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                                  Quarter Ended March 31,
                                                                      --------------------------------------------------
(Dollar amounts in thousands)                                                  2003                      2003
--------------------------------------------------------------------- ------------------------  ------------------------

   Subprime securitizations with retained residual interest              $        15,312           $       11,197
   Subprime securitizations with corporate guarantee                              16,404                    3,060
   Repurchased or indemnified loans                                                6,076                    2,214
   Prime Home Equity securitizations with retained residual interest               2,545                    1,116
   Prime Home Equity securitizations with corporate guarantee                        982                        -
   VA losses in excess of  VA guarantee                                              631                      682
                                                                      ------------------------  ------------------------
                                                                         $        41,950           $       18,269
                                                                      ========================  ========================
------------------------------------------------------------------------------------------------------------------------

Mortgage Reinsurance

The Company provides mortgage reinsurance through contracts with several primary mortgage insurance companies on mortgage loans included in the Company’s servicing portfolio. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a cap, in exchange for a portion of the pools’ mortgage insurance premium. Approximately $57.6 billion of mortgage loans in the Company’s servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on the Company’s maximum exposure to losses. At March 31, 2003, the maximum aggregate losses under the reinsurance contracts was $290.9 million. The Company is required to pledge securities to cover this potential liability.

Mortgage Loans Held for Sale

At March 31, 2003, mortgage loans held for sale amounted to $27.4 billion. While the loans are in inventory, the Company bears total credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

Portfolio Lending Activities

The Company also holds a portfolio of mortgage warehouse advances and mortgage loans held for investment, primarily in its Banking Segment, which amounted to $7.8 billion at March 31, 2003. Management believes the allowance for loan losses is adequate to absorb losses inherent in the loans held for investment at March 31, 2003.

Counterparty Credit Risk

The Company is exposed to credit loss in the event of nonperformance by its trading counterparties and counterparties to its various non-exchange-traded derivative financial instruments. The Company manages this credit risk by selecting only well-established, financially strong counterparties, spreading the credit risk among many such counterparties, and by placing contractual limits on the amount of unsecured credit risk from any single counterparty. The Company’s exposure to credit losses in the event of nonperformance by a counterparty is equal to the net unrealized gains associated with the counterparty’s open trades or derivative contracts, net of any available collateral retained by the Company, a custodian or the Mortgage-Backed Securities Clearing Corporation, which is an independent clearing agent.

The total amount of counterparty credit exposure as of March 31, 2003, after applicable collateral held, was $547 million.

LOAN SERVICING

The following table sets forth certain information regarding the Company’s servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, for the periods indicated.

-----------------------------------------------------------------------------------------------------------------
                                                                         Quarter Ended March 31,
                                                         --------------------------------------------------------
(Dollar amounts in millions)                                        2003                         2002
-------------------------------------------------------  ---------------------------  ---------------------------

Summary of changes in the servicing portfolio:
Beginning owned servicing portfolio                        $         441,267             $       327,540
Add:   Loan production                                               102,403                      44,033
        Purchased MSRs                                                 1,578                       1,134
Less:  Servicing transferred                                               -                           -
        Servicing sold                                                     -                           -
        Runoff (1)                                                   (54,126)                    (26,701)
                                                         ---------------------------  ---------------------------
Ending owned servicing portfolio                                     491,122                     346,006

Subservicing portfolio                                                10,957                       9,014
                                                         ---------------------------  ---------------------------

             Total servicing portfolio                     $         502,079             $       355,020
                                                         ===========================  ===========================
 -----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                                                                                March 31,
                                                         --------------------------------------------------------
                                                                    2003                         2002
                                                         ---------------------------  ---------------------------
Composition of owned servicing portfolio at period end:
    Conventional mortgage loans                            $         390,648             $       257,951
    FHA-insured mortgage loans                                        44,536                      45,952
    VA-guaranteed mortgage loans                                      14,533                      15,689
    Subprime loans                                                    24,642                      19,822
    Prime Home Equity loans                                           16,763                       6,592
                                                         ---------------------------  ---------------------------
             Total owned servicing portfolio               $         491,122             $       346,006
                                                         ===========================  ===========================
Delinquent mortgage loans (2):
    30 days                                                             2.22%                      2.56%
    60 days                                                             0.67%                      0.76%
    90 days or more                                                     0.88%                      1.08%
                                                         ---------------------------  ---------------------------
             Total delinquent mortgage loans                            3.77%                      4.40%
                                                         ===========================  ===========================

Loans pending foreclosure (2)                                           0.53%                      0.65%
                                                         ===========================  ===========================
Delinquent mortgage loans (2):
     Conventional                                                       2.06%                      2.15%
     Government                                                        10.59%                     10.19%
     Subprime                                                          12.45%                     12.62%
     Prime Home Equity                                                  0.74%                      0.79%
                                                         ---------------------------  ---------------------------
             Total delinquent mortgage loans                            3.77%                      4.40%
                                                         ===========================  ===========================
Loans pending foreclosure (2):
     Conventional                                                       0.23%                      0.26%
     Government                                                         1.35%                      1.25%
     Subprime                                                           2.89%                      3.09%
     Prime Home Equity                                                  0.05%                      0.04%
                                                         ---------------------------  ---------------------------
             Total loans pending foreclosure                            0.53%                      0.65%
                                                         ===========================  ===========================
-----------------------------------------------------------------------------------------------------------------
(1) (2)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).
Expressed as a percentage of the total number of loans serviced excluding subserviced loans and loans purchased at a discount due to their non-performing status.

Management attributes the overall decline in delinquencies in the Company’s servicing portfolio primarily to the relative overall increase in the conventional and prime home equity portfolios, which carry lower delinquency rates relative to the government and subprime portfolios. Management believes the delinquency rates in the Company’s servicing portfolio are consistent with industry experience for similar mortgage loan portfolios.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2003, growth in loan origination, banking and capital markets activities significantly increased the Company’s overall financing requirements. In response, in April 2003, the Company obtained an additional $1.6 billion in committed secured lines of credit and has established a $10 billion facility that provides for the issuance of short-term notes and short-term callable notes secured by mortgage loans. With these additional lines of credit Management believes the Company has adequate financing capacity to meet its current needs.

In April 2003, the Company issued $500 million of trust-preferred securities. Trust-preferred securities receive varying degrees of “equity treatment” from rating agencies, bank lenders and regulators. See Note 15 to the Financial Statements for additional discussion.

Cash Flow
Cash flow used by operating activities was $6.1 billion for the quarter ended March 31, 2003 compared to net cash provided by operating activities of $4.9 billion for the quarter ended March 31, 2002. The reduction in cash flow from operations for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 was primarily due to a $15.5 billion net increase in mortgage loans held for sale.

Net cash used in investing activities was $7.1 billion for the quarter ended March 31, 2003, compared to $6.8 billion for the quarter ended March 31, 2002. Cash flow used in investing activities in both periods was primarily attributable to investments in available-for-sale securities and loans held for investment.

Net cash provided by financing activities for the quarter ended March 31, 2003 totaled $12.9 billion, compared to $3.5 billion for the quarter ended March 31, 2002. The increase in cash provided by financing activities was comprised of a $8.1 billion net increase in short-term (primarily secured) borrowings and a $1.0 billion net increase in bank deposit liabilities.

PROSPECTIVE TRENDS

Total United States mortgage originations were estimated at approximately $2.5 trillion for 2002. Fannie Mae estimates the market at $940 billion for the quarter ended March 31, 2003. Fannie Mae along with other forecasters put the market for 2003 at between $2.5 trillion and $3.2 trillion. Such a market would be highly favorable for the Company’s loan production business and would place continuing pressure on its loan servicing business (including the Company’s investment in MSRs) due to continuing higher-than-normal mortgage loan prepayment activity.

The long-term consolidation trend in the residential mortgage industry continued in the quarter ended 2003. According to the trade publication, Inside Mortgage Finance, the top five originators produced 50% of all loans originated during the first three months of calendar 2003, as compared to 48% for the quarter ended December 31, 2002. Following is a comparison of market share for the top five originators, according to Inside Mortgage Finance:

---------------------------- ------------------------------------------------------------
                                                    Quarter Ended
Institution                      March 31, 2003                   December 31, 2002
-----------                  ------------------------         ---------------------------
Washington Mutual                       13.3%                               12.6%
Wells Fargo Home Mortgage               12.6%                               13.0%
Countrywide                             12.5%                               11.9%
Chase Home Finance                       7.6%                                7.1%
Bank of America Mortgage                 4.0%                                3.7%
                             ------------------------         ---------------------------
                                        50.0%                               48.3%
                             ========================         ===========================
---------------------------- ------------------------ ------- ---------------------------

The consolidation trend has carried over to the loan servicing side of the mortgage business. Following is a comparison of market share for the top five servicers, according to Inside Mortgage Finance:

----------------------------------- ------------------------ ------- -------------------------
  Institution                           March 31, 2003                  December 31, 2002
  -----------                       ------------------------         -------------------------
1.  Washington Mutual                        11.0%                            11.2%
2.  Wells Fargo Home Mortgage                 8.8%                             8.8%
3.  Countrywide                               7.6%                             7.0%
4.  Chase Home Finance                        6.5%                             6.6%
5.  Bank of America Mortgage                  3.9%                             4.1%
                                    ------------------------         -------------------------
             Total for Top Five              37.8%                            37.7%
                                    ========================         =========================
----------------------------------- ------------------------ ------- -------------------------

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

Compared to the Company, the other industry leaders are less reliant on the secondary mortgage market as an outlet for adjustable rate mortgages, due to their greater portfolio lending capacity. This could place the Company at a competitive disadvantage in the future if the demand for adjustable rate mortgages increases significantly, the secondary mortgage market does not provide a competitive outlet for these loans and the Company is unable to develop a portfolio lending capacity similar to that of the competition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In response to this Item, the information set forth on pages 37 to 38 of this Form 10-Q is incorporated herein by reference.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

4.47	Form of Medium-Term Notes, Series L (fixed-rate) of CHL (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-103623, 333-103623-01, 333-103623-02 and 333-103623-03) filed with the SEC on March 5, 2003).

4.48	Form of Medium-Term Notes, Series L (floating-rate) of CHL (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-103623, 333-103623-01, 333-103623-02 and 333-103623-03) filed with the SEC on March 5, 2003).

4.49	Indenture, dated as of April 11, 2003, among the Company, CHL and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.26 to the Company’s Current Report on Form 8-K, dated April 15, 2003).

4.50	First Supplemental Indenture, dated as of April 11, 2003, among the Company, CHL, and The Bank of New York, as trustee, providing for the 6.75% Junior Subordinated Deferrable Interest Debentures Due April 1, 2033 of CFC and the related guarantee by CHL (incorporated by reference to Exhibit 4.27 to the Company’s Current Report on Form 8-K, dated April 15, 2003).

4.51	Amended and Restated Declaration of Trust of Countrywide Capital IV, dated as of April 11, 2003, by and among Sandor E. Samuels, Thomas K. McLaughlin and Jennifer Sandefur, as Regular Trustees, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Institutional Trustee, the Company, as Sponsor and Debenture Issuer, and CHL., as Debenture Guarantor (incorporated by reference to Exhibit 4.28 to the Company’s Current Report on Form 8-K, dated April 15, 2003).

+10.76	Third Amendment to the Company's Annual Incentive Plan.

+10.77	Second Amendment to the Company's 2000 Executive Incentive Plan.

+10.78	Second Restated Employment Agreement, dated as of February 28, 2003, by and between the Company and Stanford L. Kurland.

+10.79	Second Restated Employment Agreement, dated as of February 28, 2003, by and between the Company and David Sambol.

+10.80	Restated Employment Agreement, dated as of March 1, 2003, by and between the Company and Thomas H. Boone.

+10.81	Restated Employment Agreement, dated as of March 1, 2003, by and between the Company and Carlos M. Garcia.

+10.82	Restated Employment Agreement, dated as of March 1, 2003, by and between the Company and Sandor E. Samuels.

+ Constitutes a management contract or compensatory plan or arrangement.

         Reports on Form 8-K

On March 4, 2003 the Company filed a report on Form 8-K attaching Financial Statements and the Report of Independent Certified Public Accountants for Countrywide Securities Corporation.

On April 16, 2003, the Company filed a report on Form 8-K attaching information regarding its operational statistics for the month ended March 31, 2003.

On April 15, 2003, the Company filed a report on Form 8-K, in connection with the issuance on April 11, 2003 by Countrywide Capital IV, a Delaware statutory trust, of 20,000,000 of its 6.75% Trust Preferred Securities (liquidation preference $25 per Trust Preferred Security) and by Countrywide Financial Corporation and Countrywide Home Loans, Inc. of guarantees related thereto pursuant to the Registration Statement on Form S-3 (File Nos. 333-103623, 333-103623-01, 333-103623-03 and 333-103623-03).

On April 29, 2003 the Company filed a report on Form 8-K attaching information regarding its operations and financial condition for the quarter ended March 31, 2003.

On May 13, 2003, the Company filed a report on Form 8-K attaching information regarding its operational statistics for the month ended April 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUNTRYWIDE FINANCIAL CORPORATION
(Registrant)

DATE: May 14, 2003	/s/ Stanford L. Kurland Executive Managing Director and Chief Operating Officer

DATE: May 14, 2003	/s/ Thomas K. McLaughlin Senior Managing Director and Chief Financial Officer

CERTIFICATION

I, Angelo R. Mozilo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Countrywide Financial Corporation

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

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

Date: May 14, 2003

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

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

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

Date: May 14, 2003

/s/ Thomas K. McLaughlin
Thomas K. McLaughlin
Chief Financial Officer