Form 10-Q
period 2003-06-30
COUNTRYWIDE FINANCIAL CORP
filed 2003-08-13
CIK 25191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[   X   ]                       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes X	No

         Indicate by check mark whether the registrant is an accelerated filer (as denifed in Rule 12b-2 of the Exchange Act).

Yes X	No

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class Common Stock $.05 par value	Outstanding at August 12, 2003 135,990,419

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

                                                                              (Unaudited)
                                                                                June 30,               December 31,
                                                                                  2003                     2002
                                                                         -----------------------  ------------------------

                               A S S E T S
Cash                                                                        $      707,228           $       697,457
Mortgage loans and mortgage-backed securities held for sale                     35,719,076                15,025,617
Trading securities owned, at market value                                        5,509,904                 5,983,841
Trading securities pledged as collateral, at market value                        4,794,250                 2,708,879
Securities purchased under agreements to resell                                  7,477,648                 5,997,368
Loans held for investment, net                                                  12,162,402                 6,070,426
Investments in other financial instruments                                      14,141,818                10,901,915
Mortgage servicing rights, net                                                   4,654,664                 5,384,933
Property, equipment and leasehold improvements, net                                656,282                   576,688
Other assets                                                                     5,962,294                 4,683,659
                                                                         -----------------------  ------------------------
   Total assets                                                             $   91,785,566           $    58,030,783
                                                                         =======================  ========================

Borrower and investor custodial accounts
   (segregated in special accounts - excluded from corporate assets)        $   22,277,857           $    16,859,667
                                                                         =======================  ========================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                                               $   35,002,545           $    19,293,788
Securities sold under agreements to repurchase                                  28,778,720                22,634,839
Bank deposit liabilities                                                         8,050,772                 3,114,271
Accounts payable and accrued liabilities                                        10,256,519                 5,342,442
Income taxes payable                                                             2,301,714                 1,984,310
                                                                         -----------------------  ------------------------
   Total liabilities                                                            84,390,270                52,369,650

Commitments and contingencies                                                      -                         -

Company-obligated mandatorily redeemable capital trust pass-through securities of subsidiary trusts holding solely Company guaranteed
   related subordinated debt                                                     1,000,000                  500,000

Shareholders' equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value; none
   issued and outstanding                                                                -                   -
Common stock - authorized, 240,000,000 shares of $0.05 par value; issued and outstanding, 135,082,762 shares and 126,563,333 shares at
   June 30, 2003 and December 31, 2002, respectively                                 6,754                     6,330
Additional paid-in capital                                                       2,124,062                 1,657,144
Accumulated other comprehensive income                                             277,787                   186,799
Retained earnings                                                                3,986,693                 3,310,860
                                                                         -----------------------  ------------------------
   Total shareholders' equity                                                    6,395,296                 5,161,133
                                                                         -----------------------  ------------------------
   Total liabilities and shareholders' equity                               $   91,785,566           $    58,030,783
                                                                         =======================  ========================

Borrower and investor custodial accounts                                    $   22,277,857           $    16,859,667
                                                                         =======================  ========================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                      ---------------------------------- ----------------------------------
                                                           2003               2002            2003               2002
                                                      ----------------  ---------------- ----------------  ----------------
Revenues
   Gain on sale of loans and securities                $  1,825,638       $   619,533     $  3,269,642      $  1,276,159

   Interest income                                          805,167           527,434        1,447,289         1,042,356
   Interest expense                                        (509,127)         (341,994)        (923,256)         (659,606)
                                                      ----------------  ---------------- ----------------  ----------------
     Net interest income                                    296,040           185,440          524,033           382,750

   Loan servicing fees and other income from
   retained interests                                       692,910           461,406        1,296,169           930,318
  Amortization of mortgage servicing rights                (557,274)         (244,259)        (919,774)         (501,990)
   Impairment of retained interests                      (1,551,847)         (697,227)      (2,214,260)         (710,899)
   Servicing hedge gains                                    748,081           462,409          754,442           131,974
                                                      ----------------  ---------------- ----------------  ----------------
     Net loan servicing fees and other income from
      retained interests                                   (668,130)          (17,671)      (1,083,423)         (150,597)

   Net insurance premiums earned                            168,183           133,728          339,319           250,048
   Commissions and other income                             128,496            77,292          242,454           153,714
                                                      ----------------  ---------------- ----------------  ----------------
     Total revenues                                       1,750,227           998,322        3,292,025         1,912,074

Expenses
   Compensation expenses                                    747,868           410,720        1,402,990           802,149
   Occupancy and other office expenses                      142,793            96,071          270,335           190,518
   Insurance claim expenses                                  85,851            59,922          173,949           111,179
   Marketing expenses                                        25,461            23,885           46,791            42,018
   Other operating expenses                                 126,932           102,450          252,070           194,842
                                                      ----------------  ---------------- ----------------  ----------------
     Total expenses                                       1,128,905           693,048        2,146,135         1,340,706
                                                      ----------------  ---------------- ----------------  ----------------

Earnings before income taxes                                621,322           305,274        1,145,890           571,368
   Provision for income taxes                               238,461           114,418          436,738           212,953
                                                      ----------------  ---------------- ----------------  ----------------

NET EARNINGS                                           $    382,861     $     190,856     $    709,152     $     358,415
                                                      ================  ================ ================  ================

Earnings per share
   Basic                                                      $2.89             $1.54            $5.45             $2.90
   Diluted                                                    $2.74             $1.48            $5.19             $2.80

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY
For the six months ended June 30, 2003
(UNAUDITED)
(Dollar amounts in thousands)

                                                                                     Accumulated
                                                                  Additional            Other
                                       Number        Common        Paid-in-         Comprehensive       Retained
                                      of Shares       Stock         Capital             Income          Earnings         Total
                                    --------------  ----------  ----------------  ------------------ --------------- ---------------

Balance at December 31, 2002        126,563,333      $  6,330     $   1,657,144       $   186,799     $  3,310,860    $   5,161,133
Cash dividends paid - $0.25 per
   common share                               -             -                 -                -           (33,319)         (33,319)
Stock options exercised               3,343,829           167           104,906                -                 -          105,073
Tax benefit of stock options
   exercised                                  -             -            41,435                -                 -           41,435
Issuance of common stock              4,973,843           247           309,548                -                 -          309,795
Contribution of common stock to
   defined contribution employee
   savings plan                         201,757            10            11,029                -                 -           11,039
Other comprehensive income, net
   of tax                                     -             -                 -           90,988                 -           90,988
Net earnings for the period                   -             -                 -                -           709,152          709,152
                                    --------------  ----------  ----------------  ------------------ --------------- ---------------
Balance at June 30, 2003            135,082,762      $  6,754     $   2,124,062       $   277,787     $  3,986,693    $   6,395,296
                                    ==============  ==========  ================  ================== =============== ===============

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

                                                                                             Six Months Ended June 30,
                                                                                        ------------------------------------
                                                                                              2003               2002
                                                                                        ----------------- ------------------
Cash flows from operating activities:
   Net earnings                                                                           $    709,152      $     358,415
     Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
     Gain on sale of available-for-sale securities                                            (111,166)           (99,322)
     Amortization and impairment of mortgage servicing rights                                3,014,203          1,162,717
     Impairment of other retained interests                                                    119,831             50,172
     Contribution of common stock to 401(k) Plan                                                11,039              7,533
     Depreciation and other amortization                                                        52,244             39,629
     Deferred income taxes payable                                                             304,232            (36,638)

     Origination and purchase of loans held for sale                                      (226,965,308)       (86,005,981)
     Principal repayments and sale of loans                                                206,271,849         87,905,660
                                                                                        ----------------- ------------------
     (Increase) decrease in mortgage loans and mortgage-backed securities held for         (20,693,459)         1,899,679
      sale
     Increase in trading securities                                                         (1,611,434)            (3,981)
     Increase in securities purchased under agreements to resell                            (1,480,280)          (369,365)
     Decrease in other financial instruments                                                 3,755,095            422,361
     (Increase) decrease in other assets                                                    (1,292,775)           227,155
     Increase in accounts payable and accrued liabilities                                    4,914,077            184,679
                                                                                        ----------------- ------------------
       Net cash (used) provided by operating activities                                    (12,309,241)         3,843,034
                                                                                        ----------------- ------------------
Cash flows from investing activities:
   Additions to mortgage servicing rights                                                   (3,118,050)        (1,503,986)
   Additions to available-for-sale securities                                               (7,256,190)       (10,468,353)
   Proceeds from sale of available-for-sale securities                                         920,470          4,836,606
   Proceeds from the sale of securitized mortgage servicing rights                             311,768            326,684
   Additions to loans held for investment, net                                              (6,091,976)          (356,285)
   Purchase of property, equipment and leasehold improvements, net                            (117,698)           (84,735)
                                                                                        ----------------- ------------------
       Net cash used by investing activities                                               (15,351,676)        (7,250,069)
                                                                                        ----------------- ------------------
Cash flows from financing activities:
   Net increase in short-term borrowings                                                    18,819,190          1,308,107
   Issuance of long-term debt                                                                6,323,483          3,291,187
   Repayment of long-term debt                                                              (3,290,035)        (2,488,300)
   Net increase in bank deposit liabilities                                                  4,936,501          1,786,995
   Issuance of Company obligated manditorily redeemable capital trust pass-through             500,000                  -
       securities
   Issuance of common stock                                                                    414,868             67,518
   Payment of dividends                                                                        (33,319)           (28,021)
                                                                                        ----------------- ------------------
       Net cash provided by financing activities                                            27,670,688          3,937,486
                                                                                        ----------------- ------------------
Net increase in cash                                                                             9,771           530,451
Cash at beginning of period                                                                    697,457           495,414
                                                                                        ----------------- ------------------
Cash at end of period                                                                     $    707,228      $   1,025,865
                                                                                        ================= ==================
Supplemental cash flow information:
   Cash used to pay interest                                                              $    852,113      $     634,667
   Cash used to pay income taxes                                                          $    131,744      $     258,759
Non-cash investing and financing activities:
   Unrealized gain on available-for-sale securities, net of tax                           $     90,988      $     134,210
   Contribution of common stock to 401(k) Plan                                            $     11,039      $       7,533
   Securitization of mortgage servicing rights                                            $    834,116      $     333,837

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands)

                                                              Three Months Ended                  Six Months Ended
                                                        June 30, 2003    June 30, 2002     June 30, 2003    June 30, 2002
                                                       ---------------------------------  ----------------------------------

NET EARNINGS                                              $ 382,861        $  190,856       $   709,152       $   358,415

Other comprehensive income, net of tax:
    Unrealized gains on available for sale
    securities:
      Unrealized holding gains arising
        during the period, before tax                        74,315           397,947           149,669           276,145
      Income tax expense                                    (28,134)         (149,718)          (56,544)         (104,302)
                                                       ----------------  ---------------  ----------------  ----------------
      Unrealized holding gains arising
        during the period, net of tax                        46,181           248,229            93,125           171,843
        Less: reclassification adjustment for gains
        included in net earnings, before tax                (36,764)          (95,877)           (3,434)          (60,475)
      Income tax expense                                     13,863            36,042             1,297            22,842
                                                       ----------------  ---------------  ----------------  ----------------
       Reclassification adjustment for gains
         included in net earnings, net of tax               (22,901)          (59,835)           (2,137)          (37,633)
                                                       ----------------  ---------------  ----------------  ----------------
Other comprehensive income                                   23,280           188,394            90,988           134,210
                                                       ----------------  ---------------  ----------------  ----------------

COMPREHENSIVE INCOME                                      $ 406,141        $  379,250       $   800,140       $   492,625
                                                       ================  ===============  ================  ================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 for Countrywide Financial Corporation (the “Company”).

Certain amounts reflected in the consolidated financial statements for the three and six month periods ended June 30, 2002 have been reclassified to conform to the presentation for the three and six months ended June 30, 2003.

NOTE 2 – EARNINGS PER SHARE
Basic earnings per share is determined using net earnings divided by the weighted-average shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average shares outstanding, assuming all potential dilutive common shares were issued.

The following table summarizes the basic and diluted earnings per share calculations for the quarter and six month periods ended June 30, 2003 and 2002:

                                                                     Quarter Ended June 30,
                                    -----------------------------------------------------------------------------------------
                                                       2003                                         2002
                                    -------------------------------------------- --------------------------------------------
(Amounts in thousands, except                                       Per-Share                                    Per-Share
    per share data)                 Net Earnings       Shares        Amount      Net Earnings       Shares         Amount
                                                    ------------- --------------                 -------------  -------------
----------------------------------  -------------                                --------------

Net earnings                           $382,861                                     $190,856
                                    =============                                ==============

Basic EPS
Net earnings available to common
   shareholders                        $382,861         132,516        $2.89        $190,856         124,029            $1.54

Effect of dilutive stock options              -           7,371                            -           5,279
                                    -------------   -------------                --------------  -------------

Diluted EPS
Net earnings available to common
   shareholders                        $382,861         139,887        $2.74        $190,856         129,308            $1.48
                                    =============   =============                ==============  =============

                                                                   Six Months Ended June 30,
                                    -----------------------------------------------------------------------------------------
                                                       2003                                         2002
                                    -------------------------------------------- --------------------------------------------
(Amounts in thousands, except                                       Per-Share                                    Per-Share
    per share data)                 Net Earnings       Shares        Amount      Net Earnings       Shares         Amount
                                                    ------------- --------------                 -------------  -------------
----------------------------------  -------------                                --------------

Net earnings                           $709,152                                     $358,415
                                    =============                                ==============

Basic EPS
Net earnings available to common
   shareholders                        $709,152         130,145        $5.45        $358,415         123,461            $2.90

Effect of dilutive stock options              -           6,569                            -           4,638
                                    -------------   -------------                --------------  -------------

Diluted EPS
Net earnings available to common
   shareholders                        $709,152         136,714        $5.19        $358,415         128,099            $2.80
                                    =============   =============                ==============  =============

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Stock-Based Compensation

The Company generally grants stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company recognizes compensation expense related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price.

Had the estimated fair value of the options granted been included in compensation expense, the Company’s net earnings and earnings per share would have been as follows:

                                                        Quarter Ended June 30,             Six Months Ended June 30,
                                                   ---------------------------------    ---------------------------------
(Dollar  amounts  in  thousands  except per share       2003             2002                 2003             2002
data)
-------------------------------------------------- --------------- -----------------    ----------------- ---------------

Net Earnings
     As reported                                       $382,861        $190,856             $709,152          $358,415
Deduct:
    Total stock-based employee compensation              $7,246          $6,650              $12,240           $12,524
     Pro forma                                         $375,615        $184,206             $696,912          $345,891

Basic Earnings Per Share
     As reported                                       $2.89            $1.54                $5.45            $2.90
     Pro forma                                         $2.83            $1.49                $5.35            $2.80

Diluted Earnings Per Share
     As reported                                       $2.74            $1.48                $5.19            $2.80
     Pro forma                                         $2.69            $1.42                $5.10            $2.70

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model that has been modified to consider cash dividends to be paid. To determine periodic compensation expense for purposes of this pro forma disclosure, the fair value of each option grant is amortized over the option’s vesting period. The weighted-average assumptions used to value the option grants and the resulting average estimated values were as follows:

                                               Quarter Ended June 30,             Six Months Ended June 30,
                                         ---------------- ------------------    ------------- -----------------
                                              2003              2002                2003            2002
---------------------------------------- ---------------- ------------------    ------------- -----------------

Weighted Average Assumptions:
     Dividend yield                         0.79%              0.97%                0.80%          1.00%
     Expected volatility                      33%                33%                  33%            33%
    Risk-free interest rate                 2.27%              4.06%                2.27%          4.05%
    Annual expected life (in years)          4.37               4.16                 4.35           4.16
Fair value of options                      $18.15             $14.46               $17.79         $12.11

NOTE 3 – MORTGAGE SERVICING RIGHTS
The activity in mortgage servicing rights (“MSRs”) for the six months ended June 30, 2003 and 2002 is as follows:

                                                                                Six Months Ended June 30,
                                                                    -------------------------------------------------
(Dollar amounts in thousands)                                                2003                      2002
------------------------------------------------------------------- ------------------------  -----------------------
Mortgage Servicing Rights
     Balance at beginning of period                                     $    7,420,946           $     7,051,562
     Additions                                                               3,118,050                 1,503,986
     Securitization of MSRs                                                   (834,116)                 (359,647)
     Amortization                                                             (919,774)                 (501,990)
     Application of valuation allowance to write down permanently
       impaired MSRs                                                        (1,801,277)                 (335,924)
                                                                    ------------------------  -----------------------
       Balance before valuation allowance at end of period                   6,983,829                 7,357,987
                                                                    ------------------------  -----------------------

Valuation Allowance for Impairment of Mortgage Servicing Rights

     Balance at beginning of period                                         (2,036,013)                 (935,480)
     Additions                                                              (2,094,429)                 (660,727)
     Application of valuation allowance to write down permanently
       impaired MSRs                                                         1,801,277                   335,924
     Application of valuation allowance to securitization of MSRs                    -                    25,810
                                                                    ------------------------  -----------------------
       Balance at end of period                                             (2,329,165)               (1,234,473)
                                                                    ------------------------  -----------------------

   Mortgage Servicing Rights, net                                       $    4,654,664           $     6,123,514

The following table summarizes the Company’s estimate of amortization of the existing MSR asset for the five-year period ending June 30, 2008. This projection was developed using the assumptions made by management in its June 30, 2003 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

(Dollar amounts in thousands)
                                                         Estimated MSR Amortization
         Year ended June 30,
------------------------------------------------------  -----------------------------

                  2004                                      $        2,214,644
                  2005                                               1,484,288
                  2006                                               1,048,808
                  2007                                                 741,653
                  2008                                                 529,179
                                                        -----------------------------
                  Five year total                           $        6,018,572
                                                        =============================

NOTE 4 – TRADING SECURITIES
Trading securities, which consist of trading securities owned and trading securities pledged as collateral, at June 30, 2003 and December 31, 2002 include the following:

(Dollar amounts in thousands)                               June 30, 2003           December 31, 2002
------------------------------------------------------  -----------------------  ------------------------

    Mortgage pass-through securities:
         Fixed-rate                                        $      7,591,054          $       6,948,203
         Adjustable-rate                                            503,720                    446,770
                                                                  8,094,774                  7,394,973
    Collateralized mortgage obligations                           1,558,849                    959,881
    Agency debentures                                               438,950                    266,699
    Other                                                           211,581                     71,167
                                                        -----------------------  ------------------------
                                                           $     10,304,154          $       8,692,720
                                                        =======================  ========================

As of June 30, 2003, $9.3 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty has the contractual right to sell or re-pledge $4.8 billion.

NOTE 5 – SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
As of June 30, 2003, the Company had accepted collateral with a fair value of $7.6 billion for which it had the contractual ability to sell or re-pledge. As of June 30, 2003, the Company had re-pledged $6.9 billion of such collateral for financing purposes.

As of December 31, 2002, the Company had accepted collateral with a fair value of $5.9 billion for which it had the contractual ability to sell or re-pledge. As of December 31, 2002, the Company had re-pledged $5.7 billion of such collateral for financing purposes.

NOTE 6 – LOANS HELD FOR INVESTMENT
Loans held for investment as of June 30, 2003 and December 31, 2002 include the following:

(Dollar amounts in thousands)                                        June 30,          December 31, 2002
                                                                       2003
------------------------------------------------------------- -- ------------------    ------------------

Mortgage loans                                                    $    8,162,415         $   2,245,419
Warehouse lending advances secured by mortgage loans                   3,098,269             2,159,289
Defaulted FHA-insured and VA-guaranteed loans repurchased
from securities                                                          949,898             1,707,767
                                                                 ------------------    ------------------
                                                                      12,210,582             6,112,475
Allowance for loan losses                                                (48,180)              (42,049)
                                                                 ------------------    ------------------
                                                                  $   12,162,402         $   6,070,426
                                                                 ==================    ==================

At June 30, 2003, mortgage loans held for investment totaling $3.4 billion and $2.6 billion were pledged to secure securities sold under agreements to repurchase and Federal Home Loan advances, respectively.

At June 30, 2003, the Company had accepted mortgage loan collateral with a fair value of $3.7 billion securing warehouse lending advances for which it had the contractual ability to sell or re-pledge. As of June 30, 2003, no such mortgage loan collateral had been re-pledged.

NOTE 7 – INVESTMENTS IN OTHER FINANCIAL INSTRUMENTS
Investments in other financial instruments at June 30, 2003 and December 31, 2002 include the following:

(Dollar amounts in thousands)                                            June 30, 2003          December 31, 2002
------------------------------------------------------------------  ------------------------ ------------------------

Home equity AAA asset-backed securities                                $      6,069,212         $        3,470,858
Servicing hedge instruments:
    Derivative instruments                                                      783,701                  1,592,550
    Principal-only securities                                                   244,777                    779,125
                                                                    ------------------------ ------------------------
      Total servicing hedge instruments                                       1,028,478                  2,371,675
Securitized excess servicing fees                                               449,847                          -
Other interests retained in securitization:
    Prime home equity residual securities                                       454,115                    437,060
    Subprime AAA interest-only securities                                       451,207                    522,985
    Subprime residual securities                                                324,728                     71,251
    Prime home equity line of credit transferor's interest                      266,781                    233,658
    Nonconforming interest-only and principal-only securities                   136,609                    150,967
    Prime home equity interest-only securities                                   60,277                    109,438
    Other                                                                        76,985                     78,241
                                                                    ------------------------ ------------------------
       Total other interests retained in securitization                       1,770,702                  1,603,600
Insurance and banking investment portfolios:
    Mortgage-backed securities                                                4,605,751                  3,204,737
    U.S. Treasury securities and obligations of U.S. Government
      corporations and agencies                                                 214,668                    247,470
    Corporate securities                                                          2,915                      3,171
    Other                                                                           245                        404
                                                                    ------------------------ ------------------------
Investments in other financial instruments                             $     14,141,818         $       10,901,915
                                                                    ======================== ========================

All of the securities listed above are classified as available-for-sale, with the exception of securitized excess servicing fees, which are classified as trading securities, and the derivative instruments.

At June 30, 2003, the Company had pledged $6.1 billion of home equity AAA asset-backed securities to secure securities sold under agreements to repurchase, and $1.8 billion of mortgage-backed securities pledged to secure Federal Home Loan Bank advances.

Amortized cost and fair value of available-for-sale securities at June 30, 2003 and December 31, 2002 are as follows:

                                                                               June 30, 2003
                                                    ------------------------------------------------------------------------
 (Dollar amounts in thousands)                         Amortized            Gross             Gross              Fair
                                                                         Unrealized         Unrealized
                                                          Cost              Gains             Losses             Value
--------------------------------------------------  ----------------  -----------------  ----------------  -----------------

 Home equity AAA asset-backed securities             $  5,861,496      $    207,716        $          -     $  6,069,212
 Other interests retained in securitization             1,597,245           173,457                   -        1,770,702
 Principal-only securities                                213,183            31,594                   -          244,777
 Mortgage-backed securities                             4,575,490            35,418              (5,157)       4,605,751
 U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies                   205,250             9,418                   -          214,668
 Corporate securities                                       1,523             1,392                   -            2,915
 Other                                                        240                 5                   -              245
                                                    ----------------  -----------------  ----------------  -----------------
                                                     $12,454,427       $    459,000        $     (5,157)    $ 12,908,270
                                                    ================  =================  ================  =================

                                                                             December 31, 2002
                                                    ------------------------------------------------------------------------
 (Dollar amounts in thousands)                         Amortized            Gross             Gross              Fair
                                                                         Unrealized         Unrealized
                                                          Cost              Gains             Losses             Value
--------------------------------------------------  ----------------  -----------------  ----------------  -----------------

 Home equity AAA asset-backed securities              $ 3,366,477      $    104,381        $          -      $ 3,470,858
 Other interests retained in securitization             1,452,467           151,133                   -        1,603,600
 Principal-only securities                                746,479            34,212              (1,566)         779,125
 Mortgage-backed securities                             3,179,332            25,414                  (9)       3,204,737
 U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies                   237,076            10,394                   -          247,470
 Corporate securities                                       1,873             1,439                (141)           3,171
 Other                                                        394                10                   -              404
                                                    ----------------  -----------------  ----------------  -----------------
                                                      $ 8,984,098      $    326,983        $     (1,716)     $ 9,309,365
                                                    ================  =================  ================  =================

Gross gains and losses realized on the sales of available-for-sale securities are as follows:

                                                                   Six Months Ended June 30,
                                                       -------------------------------------------------
(Dollar amounts in thousands)                                    2003                     2002
------------------------------------------------------ ------------------------  -----------------------

Other interests retained in securitization:
    Gross realized gains                                 $         21,081          $         40,522
    Gross realized losses                                          (8,521)                      (63)
                                                       ------------------------  -----------------------
       Net                                                         12,560                    40,459
                                                       ------------------------  -----------------------
U.S. Treasury securities and obligations of U.S
Government corporations and agencies:
    Gross realized gains                                            1,123                     2,238
    Gross realized losses                                               -                    (1,608)
                                                       ------------------------  -----------------------
        Net                                                         1,123                       630
                                                       ------------------------  -----------------------
Principal-only securities:
    Gross realized gains                                           91,981                   103,214
    Gross realized losses                                               -                   (41,895)
                                                       ------------------------  -----------------------
        Net                                                        91,981                    61,319
                                                       ------------------------  -----------------------
Mortgage-backed securities:
    Gross realized gains                                            5,502                     2,757
    Gross realized losses                                               -                      (262)
                                                       ------------------------  -----------------------
        Net                                                         5,502                     2,495
                                                       ------------------------  -----------------------
Corporate securities:
    Gross realized gains                                                -                     5,369
    Gross realized losses                                               -                   (10,950)
                                                       ------------------------  -----------------------
        Net                                                             -                    (5,581)
                                                       ------------------------  -----------------------
Total gains and losses on available-for-sale
   securities:
    Gross realized gains                                          119,687                   154,100
    Gross realized losses                                          (8,521)                  (54,778)
                                                       ------------------------  -----------------------
        Net                                              $        111,166          $         99,322
                                                       ========================  =======================

NOTE 8 – OTHER ASSETS
Other assets as of June 30, 2003 and December 31, 2002 include the following:

(Dollar amounts in thousands)                               June 30, 2003           December 31, 2002
------------------------------------------------------  -----------------------  ------------------------

Securities broker-dealer receivables                       $        2,999,392       $          544,296
Reimbursable servicing advances                                       658,026                  647,284
Derivative margin accounts                                            267,899                  919,749
Receivables from sale of securities                                   228,318                1,452,513
Investment in Federal Reserve Bank and Federal Home
   Loan Bank stock                                                    213,860                   67,820
Capitalized software, net                                             203,666                  188,435
Interest receivable                                                   201,155                  141,148
Prepaid expenses                                                      188,911                  168,678
Federal funds sold                                                    135,000                        -
Other assets                                                          866,067                  553,736
                                                        -----------------------  ------------------------
                                                           $        5,962,294       $        4,683,659
                                                        =======================  ========================

At June 30, 2003, the Company had pledged $142.4 million of other assets to secure securities sold under agreements to repurchase.

NOTE 9 - NOTES PAYABLE
Notes payable as of June 30, 2003 and December 31, 2002 consist of the following:

(Dollar amounts in thousands)                               June 30, 2003           December 31, 2002
------------------------------------------------------  -----------------------  ------------------------

Medium-term notes, various series:
    Fixed-rate                                             $    13,146,215           $   13,065,268
    Floating-rate                                                4,148,125                3,695,624
                                                        -----------------------  ------------------------
                                                                17,294,340               16,760,892
Asset-backed commercial paper                                   12,303,872                        -
Federal Home Loan Bank advances                                  3,500,000                1,000,000
Unsecured commercial paper                                       1,368,000                  123,207
Convertible debentures                                             512,635                  510,084
Secured notes payable                                               23,698                   21,553
Secured revolving credit facility                                        -                  878,052
                                                        -----------------------  ------------------------
                                                           $    35,002,545           $   19,293,788
                                                        =======================  ========================

Medium-Term Notes
During the six months June 30, 2003, Countrywide Home Loans, Inc. (“CHL”), the Company’s principal mortgage banking subsidiary, issued medium-term notes under shelf registration statements or pursuant to its Euro medium-term note program as follows:

                                Outstanding Balance                   Interest Rate                Maturity Date
                    --------------------------------------------  -----------------------  -------------------------------
 (Dollar amounts      Floating         Fixed
  in thousands)         Rate            Rate          Total         From          To            From             To
------------------  --------------  -------------  -------------  ----------  -----------  ---------------- --------------

Series K              $   880,000     $   30,000     $ 910,000       1.53%       6.00%    January 2004     January 2018
Series L              $ 1,152,000     $1,025,000     $2,177,000      1.44%       6.00%      April 2004         May 2023
Euro Notes            $    85,543     $  592,650     $  678,193      1.31%       2.37%      March 2004        June 2006

As of June 30, 2003, $1,426.5 million foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Yen, Deutsche Marks, French Francs, Portuguese Escudos, and Eurodollars. The Company has executed currency swap transactions that have the effect of translating the foreign currency-denominated medium-term notes into borrowings denominated in United States Dollars.

During the six months ended June 30, 2003, CHL redeemed $3.3 billion of maturing medium-term notes.

Of the $2.1 billion of floating-rate medium term notes issued by the Company during the six months ended June 30, 2003, $1.1 billion were effectively converted to fixed-rate borrowing using interest rate swap contracts.

Of the $1.6 billion of fixed-rate medium term notes issued by the Company during the six months ended June 30, 2003, $140.5 million were effectively converted to floating-rate borrowings using interest rate swap contracts.

Asset-Backed Commercial Paper
In April 2003, the Company formed a wholly-owned special purpose entity for the purpose of issuing short-term secured liquidity notes (“SLNs”) to finance certain of its Mortgage Loan Inventory. The entity issues short-term notes with maturities of up to 180 days, extendable to 300 days. The SLNs bear interest at rates indexed to LIBOR. The SLN program’s capacity, based on aggregate commitments from underlying credit enhancers, was $15.3 billion. The Company has pledged $12.6 billion in mortgage loans to secure the asset-backed commercial paper at June 30, 2003. At June 30, 2003, the weighted average interest rate was 1.22%.

Federal Home Loan Bank Advances
During the six months ended June 30, 2003, the Company increased its borrowings from the Federal Home Loan Bank by $2.5 billion. The advances all bear interest at fixed rates ranging from 1.69% to 3.90% and have maturity dates ranging from January 2006 through 2010. At June 30, 2003, the Company had pledged $1.7 billion in available-for-sale securities and $2.6 billion in loans held for investment to secure the advances.

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company routinely enters into short-term financing arrangements to sell securities under agreements to repurchase. All securities underlying repurchase agreements are held in safekeeping by broker-dealers or banks. All agreements are to repurchase the same, or substantially identical, securities. At June 30, 2003, repurchase agreements were secured by $5.1 billion of loans and MBS held for sale, $9.1 billion of trading securities, $5.1 billion of securities purchased under agreements to resell, $6.6 billion in investments in other financial instruments, $3.4 billion of loans held for investment, and $142.4 million of other assets.

NOTE 11 – COMPANY-OBLIGATED CAPITAL SECURITIES OF SUBSIDIARY TRUSTS
In April 2003, Countrywide Capital IV, a subsidiary trust of the Company, issued $500 million of 6.75% preferred securities, which are fully and unconditionally guaranteed by the Company and CHL (the “6.75% Securities”). In connection with the issuance by Countrywide Capital IV of the 6.75% Securities, the Company issued to Countrywide Capital IV $500 million of its 6.75% Junior Subordinated Debentures, which are fully and unconditionally guaranteed by CHL (the “Subordinated Debentures”). Countrywide Capital IV exists for the sole purpose of issuing the 6.75% Securities and investing the proceeds in the Subordinated Debentures. The Subordinated Debentures are due on April 1, 2033, with interest payable quarterly on January 1, April 1, July 1 and October 1 of each year. The Company has the right to redeem, at 100% of their principal amount plus accrued and unpaid interest to the date of redemption, the 6.75% Securities at any time on or after April 11, 2008.

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

NOTE 12 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES
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

Risk Management Activities Related to Mortgage Loan Inventory and Interest Rate Lock Commitments

The Company has interest rate risk relative to its Mortgage Loan Inventory and its interest rate lock commitments (“IRLCs”).

The Company’s loan production consists primarily of fixed-rate mortgages. Fixed-rate mortgages, like other fixed-rate debt instruments, are subject to a loss in value when market interest rates rise. The Company is exposed to such losses from the time an IRLC is made to an applicant (or financial intermediary) to the time the related mortgage loan is sold. To manage this risk of loss, the Company utilizes derivatives, primarily forward sales of MBS and options to buy and sell MBS, as well as options on Treasury futures contracts.

In general, the risk management activities connected with 80% or more of the fixed-rate Mortgage Inventory is accounted for as a “fair value” hedge. The Company recognized pre-tax gains of $1.8 million and $14.8 million, representing the ineffective portion of such fair value hedges of Mortgage Inventory, for the six months ended June 30, 2003 and 2002, respectively. These amounts, along with the change in the fair value of the derivative instruments that were not designated as hedge instruments under SFAS 133, are included in gain on sale of loans in the statement of earnings.

IRLCs are derivative instruments as defined by SFAS 133. As such, IRLCs are recorded at fair value with changes in fair value recognized in current period earnings (as a component of gain on sale of loans and securities). Because IRLCs are derivatives under SFAS 133, the risk management activities related to the IRLCs do not qualify for hedge accounting under SFAS 133. The “freestanding” derivative instruments that are used to manage the interest rate risk associated with the IRLCs are marked to fair value and recorded as a component of gain on sale of loans in the statement of earnings.

Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Other Retained Interests

MSRs and other retained interests, specifically interest-only securities and residual securities, are generally subject to a loss in value, or impairment, when mortgage interest rates decline. To moderate the effect on earnings of impairment, the Company maintains a portfolio of financial instruments, including derivatives, which increase in aggregate value when interest rates decline. This portfolio of financial instruments is collectively referred to as the “Servicing Hedge.” During the six months ended June 30, 2003 and 2002, none of the derivative instruments included in the Servicing Hedge was designated as a hedge under SFAS 133. The change in fair value of these derivative instruments was recorded in current period earnings as a component of Servicing Hedge gains and losses.

The financial instruments that comprise the Servicing Hedge include options on interest rate futures and MBS, interest rate swaptions, interest rate floors, interest rate caps, interest rate swaps, and principal-only securities. With respect to the interest rate floors, options on interest rate futures and MBS, interest rate caps and swaptions, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. With respect to the interest rate swap contracts outstanding as of June 30, 2003, the Company estimates that its maximum exposure to loss over the various contractual terms is $234.0 million. The Company derives its estimates of loss exposure based upon observed volatilities in the interest rate options market. Using the currently observed volatilities, management estimates, to a 95% confidence level, the maximum potential rate changes over a one-year time horizon. Management then estimates its exposure to loss based on the estimated maximum adverse rate change as of the measurement date.

Risk Management Activities Related to Issuance of Long-Term Debt

The Company enters into interest rate swap contracts which enable it to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt and to enable the Company to convert a portion of its foreign currency-denominated fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt. These transactions are designed as “fair value” hedges under SFAS 133. For the six months ended June 30, 2003, the Company recognized pre-tax losses of $0.1 million, representing the ineffective portion of such fair value hedges of debt. For the six months ended June 30, 2002, the Company recognized pre-tax gains of $4.6 million, representing the ineffective portion of such fair value hedges of debt. These amounts are included in interest charges in the statements of earnings.

In addition, the Company enters into interest rate swap contracts which enable it to convert a portion of its floating-rate, long-term debt to fixed-rate, long-term debt and to convert a portion of its foreign currency-denominated, fixed-rate, long-term debt to U.S. dollar fixed-rate debt. These transactions are designed as “cash flow” hedges under SFAS 133. For the six months ended June 30, 2003 and 2002, the Company recognized pre-tax losses of $0.1 million and $0.6 million, respectively, representing the ineffective portion of such cash flow hedges. As of June 30, 2003, deferred net gains or losses on derivative instruments included in other comprehensive income that are expected to be reclassified as earnings during the next 12 months are not material.

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

NOTE 13 – SEGMENTS AND RELATED INFORMATION
The Company has five business segments. They include Mortgage Banking, Insurance, Capital Markets, Global Operations, and Banking.

The Mortgage Banking segment is comprised of three distinct sectors: Loan Production, Loan Servicing, and Loan Closing Services.

The Loan Production sector of the Mortgage Banking segment originates prime and subprime mortgage loans through a variety of channels on a national scale. Through the Company’s retail branch network, which consists of the Consumer Markets Division and Full Spectrum Lending, Inc., the Company sources mortgage loans directly from consumers, as well as through real estate agents and home builders. The Wholesale Lending Division sources mortgage loans primarily from mortgage brokers. The Correspondent Lending Division acquires mortgage loans from other financial institutions. The Loan Servicing sector of the Mortgage Banking segment includes investments in MSRs and other retained interests, as well as the underlying servicing operations and subservicing for other domestic financial institutions. The Closing Services sector of the Mortgage Banking segment is comprised of the LandSafe companies, which provide credit reports, appraisals, title reports and flood determinations to the Company’s Loan Production sector as well as to third parties.

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

The Global segment operations include those of Global Home Loans Limited, a provider of loan origination processing and servicing in the United Kingdom; UK Valuation Limited, a provider of property valuation services in the UK; Countrywide International Consulting Services, LLC, an international provider of mortgage services-related analytic and advisory services; and Countrywide International Technology Holdings Limited, a licensor of loan origination processing, servicing, and residential real estate value assessment technology.

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

Included in the tables below labeled “Other” are the holding company activities and certain reclassifications required to conform management reporting to the consolidated financial statements:

                                                 For the Quarter Ended June 30, 2003
------------------------------------------------------------------------------------------------------------------------------
                        Mortgage Banking                                   Other Businesses
             ---------------------------------------- -------------------------------------------------------------

(Dollars are       Loan         Loan     Closing                           Capital     Global                                        Grand
in thousands    Production    Servicing  Services   Total     Insurance    Markets   Operations     Banking   Other      Total       Total
------------------------------------------------------------ --------------------------------------------------------------------   ----------
Revenues
 External        $1,970,484   $(735,021) $62,376  $1,297,839    $194,831  $ 134,348  $ 48,028       $95,301 $(20,120)    $452,388   $1,750,227

 Inter-segment      (42,003)     17,398       -      (24,605)         -      34,223         -         1,723  (11,341)      24,605          -
             ------------------------------------------------ -------------------------------------------------------------------   ----------
TotalRevenues    $1,928,481   $(717,623) $62,376  $1,273,234   $194,831   $ 168,571  $ 48,028       $97,024 $(31,461)    $476,993  $ 1,750,227
             =============================================== ====================================================================   ==========
Segment
Earnings
   (pre-tax)     $1,209,792   $(836,247) $28,872   $ 402,417    $37,015   $ 115,051 $    (225)      $67,277  $  (213)    $218,905  $   621,322
             =============================================== ====================================================================   ==========
Segment Assets  $39,456,373 $10,124,206  $75,357 $49,655,936 $1,481,144 $24,554,379   $166,662  $15,924,568   $2,877  $42,129,630  $91,785,566
             =============================================== ====================================================================   ==========

                                                 For the Quarter Ended June 30, 2002
------------------------------------------------------------------------------------------------------------------------------
                        Mortgage Banking                                   Other Businesses
             ---------------------------------------- -------------------------------------------------------------

(Dollars are     Loan        Loan     Closing                               Capital    Global                                         Grand
in thousands  Production   Servicing  Services     Total     Insurance      Markets  Operations    Banking    Other       Total       Total
---------------------------------------------------------- ----------------------------------------------------------------------  ----------
Revenues
 External        $744,100     $(51,022) $33,735    $ 726,813    $157,785     $ 64,818   $23,736     $28,043   $(2,873)  $ 271,509     $998,322
 Inter-segment    (17,570)       7,833        -       (9,737)          -       13,743        -       (2,920)   (1,086)      9,737           -
             ---------------------------------------------- --------------------------------------------------------------------   ----------
Total Revenues   $726,530     $(43,189) $33,735    $ 717,076    $157,785     $ 78,561   $23,736      25,123   $(3,959)  $ 281,246     $998,322
             ============================================== ====================================================================   ==========
Segment
Earnings(pre-tax)$370,531    $(157,023) $14,028    $ 227,536     $24,588     $ 37,526   $(1,274)  $  16,201   $   697   $  77,738    $ 305,274
             ============================================== ====================================================================   ==========
SegmentAssets $11,600,100  $11,741,518  $52,597  $23,394,215  $1,249,890  $12,512,415  $111,944  $4,286,622  $322,789 $18,483,660  $41,877,875
             ============================================== ====================================================================  ===========

                                               For the Six Months Ended June 30, 2003
------------------------------------------------------------------------------------------------------------------------------
                        Mortgage Banking                                   Other Businesses
             ---------------------------------------- ------------------------------------------------------------------------

(Dollars are       Loan         Loan        Closing                              Capital    Global                                          Grand
 in thousands   Production    Servicing     Services    Total     Insurance      Markets  Operations     Banking      Other       Total     Total
---------------------------------------------------------------- -----------------------------------------------------------------------   ----------
Revenues
  External       $3,479,275  $(1,172,861)   $114,026  $2,420,440    $388,629    $ 265,946  $ 94,073     $161,139   $(38,202)   $ 871,585   $3,292,025

   Inter-segment    (80,611)      28,425         -       (52,186)        -         65,254        -         6,266    (19,334)      52,186           -
             ---------------------------------------------------- ----------------------------------------------------------------------   ----------

Total Revenues   $3,398,664  $(1,144,436)  $114,026   $2,368,254    $388,629    $ 331,200  $ 94,073     $167,405   $(57,536)   $ 923,771  $3,292,025
             =================================================== =======================================================================   ==========

Segment
Earnings(pre-tax)$2,092,211  $(1,390,421)   $54,855    $ 756,645     $61,773    $ 211,163  $  5,571    $ 110,610    $   128    $ 389,245  $1,145,890
             =================================================== =======================================================================   ==========

Segment Assets  $39,456,373  $10,124,206    $75,357  $49,655,936  $1,481,144  $24,554,379  $166,662  $15,924,568    $ 2,877  $42,129,630  $91,785,566
             =================================================== =======================================================================   ==========

                                               For the Six Months Ended June 30, 2002
------------------------------------------------------------------------------------------------------------------------------

                        Mortgage Banking                                       Other Businesses
             ----------------------------------------        -------------------------------------------------------------

(Dollars are        Loan       Loan     Closing                              Capital    Global                                        Grand
 in thousands    Production  Servicing  Services    Total     Insurance      Markets  Operations     Banking    Other     Total       Total
------------------------------------------------------------ --------------------------------------------------------------------   ----------
Revenues
  External       $1,538,339  $(214,550) $68,826   $1,392,615   $295,155     $138,274   $43,901      $45,457   $(3,328)  $ 519,459   $1,912,074
 Inter-segmen       (28,992)    12,005        -      (16,987)         -       24,916         -       (4,144)   (3,785)     16,987           -
             ----------------------------------------------- --------------------------------------------------------------------   ----------

Total Revenues   $1,509,347  $(202,545) $68,826   $1,375,628   $295,155     $163,190   $43,901      $41,313   $(7,113)  $ 536,446   $1,912,074
             =============================================== ====================================================================   ==========

Segment
Earnings(pre-tax)  $815,272  $(424,636) $28,426    $ 419,062    $48,421     $ 77,059   $(1,775)   $  26,422   $ 2,179   $ 152,306    $ 571,368
             =============================================== ====================================================================   ==========

Segment Assets  $11,600,100 $11,741,51  $52,597  $23,394,215 $1,249,890  $12,512,415  $111,944   $4,286,622  $322,789 $18,483,660  $41,877,875
             =============================================== ====================================================================   ==========

NOTE 14 – REGULATORY AND AGENCY CAPITAL REQUIREMENTS
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

The following table presents the actual capital ratios and amounts and minimum required capital ratios for the Company to maintain a “well-capitalized” status by the FRB at June 30, 2003 and at December 31, 2002:

                                                           June 30, 2003              December 31, 2002
                                                     -------------------------     ------------------------
(Dollar amounts in thousands)         Minimum          Ratio        Amount          Ratio       Amount
                                    Required(1)
----------------------------------  -------------    ----------  -------------     --------  --------------

Tier 1 Leverage Capital                   5.0%           7.7%      $6,429,745          7.6%    $4,703,839
Risk-Based Capital
     Tier 1                               6.0%          11.3%      $6,429,745         12.2%    $4,703,839
     Total                               10.0%          12.2%      $6,922,800         13.6%    $5,230,840

(1)   Minimum required to qualify as "well-capitalized."

NOTE 15 – LEGAL PROCEEDINGS
The Company and certain subsidiaries are defendants in, or parties to, a number of pending and threatened legal actions and proceedings involving matters that are generally incidental to their business. These matters include actions and proceedings involving alleged breaches of contract, violations of consumer protection and other laws and regulations, and other disputes arising out of the Company’s operations. Certain of these matters involve claims for substantial monetary damages, and others purport to be class actions.

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

NOTE 16 – SUBSEQUENT EVENTS
On July 22, 2003, the Company’s Board of Directors declared a dividend of $0.14 per common share, payable September 2, 2003, to shareholders of record on August 14, 2003.

NOTE 17 – SUMMARIZED FINANCIAL INFORMATION
Summarized financial information for Countrywide Financial Corporation and subsidiaries is as follows:

                                                                                      June 30, 2003
                                      -------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)           Countrywide       Countrywide      Countrywide         Other        Eliminations      Consolidated
                                         Financial            Home           Capital
                                        Corporation       Loans, Inc.        Trusts        Subsidiaries
------------------------------------- -----------------  ---------------  --------------  ---------------- ----------------  ----------------
   Balance Sheets:

  Mortgage loans and
     mortgage-backed securities                                             $         -
     held for sale                      $         -       $ 35,707,433                     $     11,643     $           -     $ 35,719,076
  Mortgage servicing rights, net                  -          4,654,664                -               -                 -        4,654,664
  Other assets                            7,745,753         11,323,342        1,040,301      58,955,014       (27,652,584)      51,411,826
                                      -----------------  ---------------  --------------  ---------------- ----------------  ----------------
    Total assets                        $ 7,745,753       $ 51,685,439      $ 1,040,301    $ 58,966,657     $ (27,652,584)    $ 91,785,566
                                      =================  ===============  ==============  ================ ================  ================

  Company-obligated mandatorily
     redeemable capital trust
     pass-through securities            $         -       $          -      $ 1,000,000    $          0     $           -     $  1,000,000

  Deposit liabilities                             -                  -                -       8,050,772                 -        8,050,772
  Indebtedness                            1,264,012         41,854,529           30,943      42,502,808       (21,871,027)      63,781,265
  Other liabilities                          86,445          7,660,210            9,358       4,949,207          (146,987)      12,558,233
  Equity                                  6,395,296          2,170,700                -       3,463,870        (5,634,570)       6,395,296
                                      -----------------  ---------------  --------------  ---------------- ----------------  ----------------
     Total liabilities and equity       $ 7,745,753       $ 51,685,439      $ 1,040,301    $ 58,966,657     $ (27,652,584)    $ 91,785,566
                                      =================  ===============  ==============  ================ ================  ================

                                                                             Six Months Ended June 30, 2003
                                      ------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)           Countrywide       Countrywide     Countrywide         Other         Eliminations     Consolidated
                                         Financial           Home        Capital Trusts
                                        Corporation       Loans, Inc.                     Subsidiaries
------------------------------------- ----------------  ---------------- --------------- ----------------  ---------------- ----------------
  Statements of Earnings:

  Revenues                              $     22,851      $  1,791,863     $         -     $ 1,574,457       $    (97,146)    $  3,292,025
  Expenses                                     4,322         1,404,172               -         834,353            (96,712)       2,146,135
  Provision for income taxes                   7,041           147,323               -         282,539               (165)         436,738
  Equity in net earnings of                                                          -
  subsidiaries                               697,664                -                                -           (697,664)              -
                                      ----------------  ---------------- --------------- ----------------  ---------------- ----------------
         Net earnings                   $    709,152      $    240,368     $         -     $   457,565       $   (697,933)    $    709,152
                                      ================  ================ =============== ================  ================ ================

                                                                                              December 31, 2002

                                          ---------------------------- --------------------------------------------------------- ------------
                                           Countrywide       Countrywide                          Other        Eliminations    Consolidated
                                            Financial           Home          Countrywide
(Dollar amounts in thousands)              Corporation       Loans, Inc.       Capital IV     Subsidiaries
---------------------------------------------------------  ----------------  ---------------  --------------  ---------------  --------------
  Balance Sheets:

  Mortgage loans and
    mortgage-backed        securities    $                                     $         -                    $
    held for sale                                    -       $14,055,045                      $     970,572              -      $15,025,617
  Mortgage servicing rights, net                     -         5,384,933                 -              -                -        5,384,933
  Other assets                               5,985,027        12,011,287                 -     38,946,813      (19,322,894)      37,620,233
                                         ----------------  ----------------  ---------------  --------------  ---------------  --------------
         Total assets                       $5,985,027       $31,451,265       $         -    $39,917,385     ($19,322,894)     $58,030,783
                                         ================  ================  ===============  ==============  ===============  ==============

  Company-obligated mandatorily
    redeemable capital trust             $                 $                                                  $
    pass-through securities                          -                 -       $         -    $     500,000              -     $     500,000

  Deposit liabilities                                -                 -                 -      3,114,271                -        3,114,271
  Indebtedness                                 745,997        23,522,271                 -     32,273,803      (14,613,444)      41,928,627
  Other liabilities                             77,897         5,699,928                 -      1,607,056          (58,129)       7,326,752
  Equity                                     5,161,133         2,229,066                 -      2,422,255       (4,651,321)       5,161,133
                                         ----------------  ----------------  ---------------  --------------  ---------------  --------------
         Total liabilities and equity       $5,985,027       $31,451,265       $         -    $39,917,385     ($19,322,894)     $58,030,783
                                         ================  ================  ===============  ==============  ===============  ==============
---------------------------------------------------------------------------------------------------------------------------------------------

                                                                                    Six Months ended June 30, 2002
                                      ------------------------------------------------------------------------------------------------------
                                        Countrywide       Countrywide
                                         Financial           Home         Countrywide         Other
(Dollar amounts in thousands)           Corporation       Loans, Inc.      Capital IV      Subsidiaries     Eliminations      Consolidated
------------------------------------- ----------------  ---------------- ---------------  ---------------  ----------------  ---------------
Statements of Earnings:

Revenues                               $       (852)      $ 1,075,690      $         -      $ 865,438        $  (28,202)       $  1,912,074
Expenses                                      4,769           819,556                -        544,583           (28,202)          1,340,706
Provision for income taxes                   (2,108)           95,973                -        119,088                 -             212,953
Equity in net earnings of                                                            -
subsidiaries                                361,928                 -                               -          (361,928)                  -
                                      ----------------  ---------------- ---------------  ---------------  ----------------  ---------------
         Net earnings                  $    358,415       $   160,161      $         -      $ 201,767        $ (361,928)       $    358,415
                                      ================  ================ ===============  ===============  ================  ===============

Summarized information for Countrywide Capital Trusts is as follows:

                                                                June 30, 2003
                                        --------------------------------------------------------------------
(Dollar amounts in thousands)            Countrywide       Countrywide      Countrywide     Countrywide
                                                                            Capital III
                                         Capital IV       Capital Trust       Consol       Capital Trusts
-------------------------------------  ----------------  ----------------  -------------- -----------------
  Balance Sheets:

  Mortgage loans and
     mortgage-backed securities                                              $         -
     held for sale                       $         -      $          -                     $          -
  Mortgage servicing rights, net                   -                 -                 -              -
  Other assets                               523,099           310,310           206,892      1,040,301
                                       ----------------  ----------------  -------------- -----------------
    Total assets                         $   523,099      $    310,310       $   206,892   $  1,040,301
                                       ================  ================  ============== =================

  Company-obligated mandatorily
     redeemable capital trust
     pass-through securities             $   500,000      $    300,000       $   200,000   $  1,000,000

  Deposit liabilities                              -                 -                 -              -
  Indebtedness                                15,464             9,279             6,200         30,943
  Other liabilities                            7,635             1,031               692          9,358
  Equity                                           -                 -                 -              -
                                       ----------------  ----------------  -------------- -----------------
     Total liabilities and equity        $   523,099      $    310,310       $   206,892   $  1,040,301
                                       ================  ================  ============== =================

                                                       Six Months ended June 30, 2003
                                         -------------------------------------------------------------------
(Dollar amounts in thousands)            Countrywide       Countrywide     Countrywide      Countrywide
                                                                           Capital III
                                         Capital IV       Capital Trust      Consol       Capital Trusts
-------------------------------------  ----------------  ---------------- --------------  ----------------
  Statements of Earnings:

  Revenues                               $         -       $         -      $         -     $         -
  Expenses                                         -                 -                -               -
  Provision for income taxes                       -                 -                -               -
  Equity in net earnings of                        -                 -                -               -
  subsidiaries
                                       ----------------  ---------------- --------------  ----------------
         Net earnings                    $         -       $         -      $         -     $         -
                                       ================  ================ ==============  ================

NOTE 18 – RECENTLY ISSUED ACCOUNTING STANDARDS
In April 2003, the FASB issued Statement No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. The adoption of SFAS 149 is not expected to have a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial condition or results of operations.

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

The fair values of the Company’s retained interests are affected by changes in mortgage interest rates. Mortgage interest rates decreased during the current period resulting in changes to key assumptions used in the valuation of retained interests. In addition, as part of the on-going valuation process, the proprietary statistical prepayment models used to estimate the fair value of the MSRs were refit using the Company’s most recent empirical prepayment data. This data included periods of unprecedented prepayment activity. Overall, the predictive ability of the refit models is comparable to that of the previous models; however, the refit models more accurately predict short-term prepayment rates in the current low-rate mortgage environment. The refit models were utilized to estimate the fair value of the MSRs at June 30, 2003.

The long-term estimated weighted average prepayment speed (annual rate) for the MSRs has increased from 21.7% at December 31, 2002 to 28.8% at June 30, 2003. As of June 30, 2003, the option-adjusted spread (“OAS”) used in the valuation of the MSRs ranged from 3.5% for conventional, conforming MSRs to 7.5% for subprime MSRs. As of December 31, 2002, the OAS used in the valuation of MSRs ranged from 2.9% for conventional, conforming MSRs to 6.9% for subprime MSRs.

The long-term estimated weighted average prepayment speed (annual rate) for the other retained interests has increased from 34.3% at December 31, 2002 to 36.4% at June 30, 2003. The discount rate used in the valuation of other retained interests increased from 15.0% at December 31, 2002 to 19.3% at June 30, 2003.

At June 30, 2003, the Company’s investment in MSRs was stratified as follows:

     (Dollar amounts in                                            Total Portfolio
     millions)
---- -------------------------- -- --------------------------------------------------------------------------------
                                                                              Weighted
             Mortgage               Principal            Percent              Average                 MSR
               Rate                 Balance (1)          of Total         Maturity (Years)          Balance
---- -------------------------- -- --------------- -- --------------- - --------------------- -- --------------- --
          6% and under             $   185,036             36.7%                24.2             $    2,181
          6.01-7%                      221,390             43.9%                26.6                  1,741
          7.01-8%                      69,620              13.8%                25.8                    485
          8.01-9%                      18,259               3.6%                25.4                    154
          9.01-10%                      5,029               1.1%                24.5                     49
          over 10%                      4,746               0.9%                21.6                     45
                                   ---------------    ---------------                            ---------------
                                   $  504,080             100.0%                25.5             $    4,655
                                   ===============    ===============                            ===============
     (1) Excludes subservicing and loans held for
     sale.

The Company computes MSR amortization by applying the ratio of current period MSR net cash flows to estimated total remaining undiscounted MSR net cash flows. The estimated total remaining undiscounted MSR net cash flows are determined at the beginning of each reporting period, using prepayment estimates applicable at that time. The total remaining undiscounted MSR net cash flows are estimated using a static (single rate path) cash flow model. The MSR amortization rate was 24% for the six months ended June 30, 2003 as compared to 17% for the year ended December 31, 2002.

Quarter Ended June 30, 2003 Compared to the Quarter Ended June 30, 2002

CONSOLIDATED EARNINGS PERFORMANCE

The Company’s diluted earnings per share for the quarter ended June 30, 2003 was $2.74, an 85% increase over diluted earnings per share for the quarter ended June 30, 2002. Net earnings were $382.9 million, a 101% increase from the quarter ended June 30, 2002. This earnings performance was driven primarily by the increased level of mortgage loans produced by the Company—$130.2 billion—as compared to $42.1 billion for the year-ago period, partially offset by a reduction in value of the Company’s MSRs and other retained interests.

Industry-wide, residential mortgage originations were approximately $1,150 billion during the second quarter of 2003, up from approximately $940 billion in the first quarter of 2003 and $537 billion in the second quarter of 2002 (Source: Fannie Mae). Approximately 73% of the residential mortgages produced in the second quarter of 2003 were refinancing transactions triggered primarily by historically low mortgage rates. The balance of mortgages produced related to home purchases. Partially fueled by the level of mortgage rates, activity in the U.S. housing market also reached record levels in the second quarter of 2003.

The continuing high demand for mortgages drove not only high volumes but also high production margins. The combination of high volumes and margins increased Loan Production sector pre-tax earnings to $1,209.8 million for the quarter, an increase of $839.3 million from the year-ago period.

The high levels of mortgage refinances and home purchases resulted in significant prepayments within the Company’s mortgage loan servicing portfolio during the period. This, along with the expectation of continued higher-than-normal prepayments in the future due to historically low mortgage rates, resulted in significant amortization and impairment of the Company’s MSRs and other retained interests. The combined amount of amortization and impairment of MSRs and other retained interests, net of Servicing Hedge gains, was $1,361.0 million, resulting in a pre-tax loss of $836.3 million in the Loan Servicing sector for the current quarter, $679.2 million more than the pre-tax loss in the year-ago period.

These factors combined to produce pre-tax earnings of $402.4 million in the Mortgage Banking segment for the quarter ended June 30, 2003, an increase of 77% from the quarter ended June 30, 2002.

The Company’s non-mortgage banking businesses also were significant contributors to the earnings performance in the quarter ended June 30, 2003. In particular, the Capital Markets segment had pre-tax earnings of $115.1 million, as compared to $37.5 million in the year-ago period. Capital Markets has grown its core franchise significantly over the last five years and is now among the leading investment banking firms in its niche, the mortgage securities market. This segment continued to benefit from robust activity in the mortgage securities market, as well as from a highly-favorable interest rate environment. In addition, the Banking segment increased its pre-tax earnings by $51.1 million over the year ago quarter, driven by growth in assets in Treasury Bank. In total, non-mortgage banking businesses contributed $218.9 million in pre-tax earnings for the quarter ended June 30, 2003 (35% of consolidated pre-tax earnings), an increase of 182% from $77.7 million (25% of total pre-tax earnings) for the year-ago period.

OPERATING SEGMENT RESULTS
The Company’s pre-tax earnings by segment are summarized below:

                                                            Quarter Ended June 30,
                                               -------------------------------------------------
(Dollar amounts in thousands)                           2003                      2002
---------------------------------------------  ------------------------ ------------------------

Mortgage Banking:
    Production                                    $     1,209,792          $       370,531
    Servicing                                            (836,247)                (157,023)
    Closing Services                                       28,872                   14,028
                                               ------------------------ ------------------------
       Total Mortgage Banking                             402,417                  227,536
                                               ------------------------ ------------------------

Other Businesses:
    Insurance                                              37,015                   24,588
    Capital Markets                                       115,051                   37,526
    Global Operations                                        (225)                  (1,274)
    Banking                                                67,277                   16,201
    Other                                                    (213)                     697
                                               ------------------------ ------------------------
       Total Other Businesses                             218,905                   77,738
                                               ------------------------ ------------------------

Pre-tax earnings                                  $       621,322          $       305,274
                                               ======================== ========================

The Company’s mortgage loan production by segment and product is summarized below:

                                                            Quarter Ended June 30,
                                               -------------------------------------------------
(Dollar amounts in millions)                            2003                      2002
---------------------------------------------  ------------------------ ------------------------

Segment:
   Mortgage Banking                               $       120,811          $        40,651
   Capital Markets' conduit acquisitions                    5,485                    1,453
   Treasury Bank                                            3,914                       26
                                               ------------------------ ------------------------
                                                  $       130,210          $        42,130
                                               ======================== ========================
Product:
   Prime                                          $       121,579          $        37,392
   Prime Home Equity                                        4,375                    2,900
   Subprime                                                 4,256                    1,838
                                               ------------------------ ------------------------
                                                  $       130,210          $        42,130
                                               ======================== ========================

MORTGAGE BANKING SEGMENT
The Mortgage Banking segment is comprised of three distinct sectors: Loan Production, Loan Servicing and Loan Closing Services.

Loan Production Sector
The Loan Production sector produces mortgage loans through Countrywide Home Loan’s (“CHL”) three production divisions Consumer Markets, Wholesale Lending and Correspondent Lending, as well as through Full Spectrum Lending, Inc (“FSLI”).

The pre-tax earnings of the Loan Production sector are summarized below:

                                                         Quarter Ended June 30,
                              ----------------------------------------------------------------------------
 (Dollar amounts in                           2003                                    2002
thousands)
----------------------------  --------------------------------------  ------------------------------------
                                                       Percent of                            Percent of
                                                          Loan                                  Loan
                                                       Production                            Production
                                    Dollars              Volume             Dollars            Volume
                              ---------------------  ---------------  --------------------  --------------

 Revenues                        $    1,928,481           1.60%          $      726,530          1.79%
 Expenses                               718,689           0.60%                 355,999          0.88%
                              ---------------------  ---------------  --------------------  --------------
    Pre-tax earnings             $    1,209,792           1.00%          $      370,531          0.91%
                              =====================  ===============  ====================  ==============

Increased demand for residential mortgages enabled the Loan Production sector to achieve significant growth in revenues and earnings in the quarter ended June 30, 2003 compared to the year-ago period. This performance was enhanced by a significant increase in market share from the year ago period. Favorable market conditions enabled the Company to increase revenues earned on prime first mortgage loans, while high levels of productivity helped keep unit costs low. These factors combined to produce continued high profit margins (pre-tax earnings as a percentage of loan volume) for the Loan Production sector. The decline in revenues as a percentage of loan volume in the current period is attributable to unsold loan production, which amounted to 7.1% of the loans produced during the quarter, as well as to a shift in the origination and sales mix toward prime first mortgage loans, which generally generate revenues at a lower rate than home equity or subprime loans. Substantially all of the unsold loans were classified as held for sale at June 30, 2003.

Overall loan production for the quarter ended June 30, 2003 increased 197% in comparison to the year-ago period. All divisions, in particular Correspondent Lending, contributed to the increase in origination volume. The increase was due primarily to a rise in non-purchase loan production of 342%. An increase in purchase production of 48% also contributed to the higher origination volume. The increase in purchase loans is significant as this is the relatively stable growth component of the mortgage market, with average annual growth of 8% over the last 10 years. (The non-purchase, or refinance, component of the mortgage market is highly volatile as it is driven almost exclusively by prevailing mortgage rates.)

The following table shows total Mortgage Banking loan production volume by division:

                                                                       Mortgage Banking
                                                                        Loan Production
                                                                     Quarter Ended June 30,
                                                        ------------------------------------------------
 (Dollar amounts in millions)                                    2003                     2002
------------------------------------------------------  -----------------------  -----------------------

 Correspondent Lending Division                            $       60,877            $     16,534
 Wholesale Lending Division                                        28,719                  12,183
 Consumer Markets Division                                         29,447                  11,224
 Full Spectrum Lending, Inc.                                        1,768                     710
                                                        -----------------------  -----------------------
                                                           $      120,811            $     40,651
                                                        =======================  =======================

The following table summarizes loan production by purpose and by interest rate type:

                                                                        Mortgage Banking
                                                                        Loan Production
                                                                     Quarter Ended June 30,
                                                        -------------------------------------------------
(Dollar amounts in millions)                                     2003                      2002
------------------------------------------------------  -----------------------  ------------------------

Purpose:
    Purchase                                               $       29,559           $       19,988
    Non-purchase                                                   91,252                   20,663
                                                        -----------------------  ------------------------
                                                           $      120,811           $       40,651
                                                        =======================  ========================
Interest Rate Type:
    Fixed Rate                                             $      106,588           $       34,229
    Adjustable Rate                                                14,223                    6,422
                                                        -----------------------  ------------------------
                                                           $      120,811           $       40,651
                                                        =======================  ========================

As shown in the following table, the volume of Prime Home Equity and Subprime mortgages produced (which is included in the Company’s total volume of loans produced) increased 50% during the current period from the prior period:

                                                                       Mortgage Banking
                                                                Prime Home Equity and Subprime
                                                                     Mortgage Production
                                                                     Quarter Ended June 30,
                                                        -------------------------------------------------
(Dollar amounts in millions)                                     2003                      2002
------------------------------------------------------  -----------------------  ------------------------

Prime Home Equity                                          $       2,961            $       2,769
Subprime                                                           3,201                    1,351
                                                        -----------------------  ------------------------
                                                           $       6,162            $       4,120
                                                        =======================  ========================
Percent of total loan production                                    5.1%                    10.1%
                                                        =======================  ========================

Prime Home Equity and Subprime loans carry higher profit margins historically and the demand for such loans is believed to be less rate sensitive than the demand for prime first mortgage loans; consequently, Management believes these loans will be a significant component of the sector’s future growth as interest rates increase from their historically low levels.

A major source of intrinsic value derived from the Company’s MSRs is the Company’s ability to retain its customers when they either refinance their loans or purchase new homes. The Company successfully retained a significant percentage of the customers who prepaid their mortgages during the period. The overall retention rate for the quarter was 41% as compared to 31% for the year-ago quarter. The retention rate increased for both purchase and refinance customers. The retention rate for purchase customers was 27% for the quarter ended June 30, 2003 as compared to 18% for the year-ago quarter. The retention rate for refinance customers was 44% for the quarter ended June 30, 2003 as compared to 37% for the year-ago quarter.

During the quarter ended June 30, 2003, the Loan Production Sector operated at approximately 130% of planned operational capacity. The primary capacity constraint in the Company’s loan origination activities is the number of loan operations personnel it has on staff. Therefore, the Company measures planned capacity with reference to the number of its loan operations personnel multiplied by the number of loans it expects each available loan operations staff person to process under normal conditions. The Company has continued to increase the number of sales and operations staff in its loan production divisions to capitalize upon the current market environment. When loan volumes moderate, the operations staff (which includes a significant number of temporary employees) will be reduced. Concurrent with this reduction in operations personnel will be a reduction in productivity to more sustainable levels that likely will result in higher overall unit costs. The Company plans to continue building its sales staff despite any potential drop in loan origination volume as a primary means to continue increasing the Company’s market share.

The following table summarizes the Loan Production sector workforce:

                                                                   Workforce At
                                                                     June 30,
                                                        --------------------------------------
                                                              2003                2002
------------------------------------------------------  -----------------  -------------------

Sales                                                         7,683                4,733
Operations:
    Regular employees                                         7,187                4,187
    Temporary staff                                           2,755                  666
                                                        -----------------  -------------------
                                                              9,942                4,853
Production technology                                           631                  378
Administration and support                                    1,524                  989
                                                        -----------------  -------------------
                                                             19,780               10,953
                                                        =================  ===================

The Consumer Markets Division successfully grew its commissioned sales force during the period. At June 30, 2003, the commissioned sales force numbered 2,971, an increase of 227 during the quarter. The primary focus of the commissioned sales force is to increase overall purchase market share. The commissioned sales force contributed $6.5 billion in purchase originations in the quarter ended June 30, 2003, a 104% increase over the year-ago period. The purchase production generated by the commissioned sales force represented 70% of the Consumer Markets Division’s purchase production for the quarter ended June 30, 2003. At June 30, 2003, the Consumer Markets Division had 4 centralized processing units and 24 regional processing centers nationwide. During the quarter ended June 30, 2003, the regional processing centers handled 23% of the division’s total loan volume.

Like the Consumer Markets Division, the Wholesale Lending Division and FSLI continued to grow their sales forces as a core strategy to increase market share. At June 30, 2003, the sales force in the Wholesale Lending Division numbered 575, an increase of 5% during the quarter. FSLI expanded its sales force by 453, or 39%, during the quarter.

Loan Servicing Sector
The Loan Servicing sector reflects the performance of the Company’s investments in MSRs and other retained interests and associated risk management activities, as well as profits from subservicing activities in the United States. The Loan Servicing Sector includes a significant processing operation, consisting of 5,874 employees who service the Company’s 4.6 million mortgage customers. How effectively this servicing operation manages costs and generates ancillary income from the portfolio has a significant impact on the long-term performance of this sector.

The following table summarizes the results for the Loan Servicing sector:

                                                        Quarter Ended June 30,
                                  ---------------------------------------------------------------------
                                                 2003                               2002
                                  ----------------------------------  ---------------------------------
                                       Amount        Percentage of        Amount        Percentage of
                                                        Average                            Average
                                                       Servicing                          Servicing
(Dollar amounts in thousands)                         Portfolio*                          Portfolio*
--------------------------------- ----------------  ----------------  ---------------  ----------------

Revenues                           $     667,744        0.509%         $    487,869        0.542%
Servicing Hedge gains (loss)             748,081        0.570%              462,409        0.514%
Amortization                            (557,274)      (0.425%)            (244,259)      (0.272%)
Impairment                            (1,551,847)      (1.183%)            (697,227)      (0.774%)
Operating expense                       (102,955)      (0.078%)            (101,148)      (0.112%)
Interest expense, net                    (39,996)      (0.030%)             (64,667)      (0.072%)
                                  ----------------  ----------------  ---------------  ----------------
Pre-tax loss                       $    (836,247)      (0.637%)        $   (157,023)      (0.174%)
                                  ================  ================  ===============

Average Servicing Portfolio        $ 524,803,000                       $360,093,000
                                  ================                    ===============

*Annualized

The Loan Servicing Sector experienced continued losses during the recent period, driven by high amortization and impairment of the Company’s retained interests. The amortization and impairment charges reflect the loss in value of the Company’s retained interests primarily caused by the high level of actual and forecasted prepayments in the Company’s mortgage servicing portfolio. In general, the value of the retained interests is closely linked to the estimated life of the underlying loans, which in recent periods has declined primarily due to the decline in mortgage rates. The combined impairment and amortization charge was $2,109.1 million and $941.5 million during the quarters ended June 30, 2003 and 2002, respectively.

During the quarter ended June 30, 2003, the Servicing Hedge generated a gain of $748.1 million. This gain resulted from a decline in long term Treasury and swap rates, which indices underlie the derivatives and securities that constitute the essential component of the Servicing Hedge. Amortization and impairment, net of the Servicing Hedge, was $1,361.0 million for the quarter ended June 30, 2003, an increase of $881.9 million over the quarter ended June 30, 2002. In a stable interest rate environment, Management would expect no significant impairment and would expect to incur expenses related to the Servicing Hedge driven primarily by the composition of the hedge, the shape of the yield curve and the level of interest rate volatility.

During the quarter ended June 30, 2003, the Company securitized a portion of its net servicing fees (“excess servicing”). As of quarter end, the resulting interest-only security was classified as a trading security and included in “Investments in other financial instruments.” Management believes such securitizations enable the Company to improve the overall returns on its MSR investment and more efficiently manage its capital.

Despite the high level of prepayments, the Company increased its servicing portfolio to $559.1 billion at June 30, 2003, a 49% increase from June 30, 2002. At the same time, the overall weighted-average note rate of the loans serviced for others declined from 7.3% to 6.4%.

Loan Closing Services Sector
The LandSafe companies produced $28.9 million in pre-tax earnings, representing an increase of 106% from the year-ago period. The increase in LandSafe’s pre-tax earnings was primarily due to the increase in loan origination activity in the Loan Production sector.

NON-MORTGAGE BANKING BUSINESSES

The Company’s other business segments include Capital Markets, Banking, Insurance, and Global Operations. Pre-tax earnings from these other businesses increased $141.2 million in the quarter ended June 30, 2003 over the quarter ended June 30, 2002.

Capital Markets Segment
The Capital Markets segment achieved pre-tax earnings of $115.1 million for the quarter, an increase of $77.5 million, or 207%, from the year-ago period. Total revenues were $168.6 million, an increase of $90.0 million, or 115% compared to the year ago period. Total securities trading volume increased 100% to $811.9 billion. This performance was driven largely by a highly favorable operating environment consisting of a robust mortgage securities market, high mortgage securities price volatility, and low short-term financing costs.

The following table shows pre-tax earnings by company:

                                                                          Quarter Ended June 30,
                                                             -------------------------------------------------
 (Dollar amounts in thousands)                                        2003                      2002
-----------------------------------------------------------  -----------------------  ------------------------

Countrywide Securities Corporation ("CSC")(1)                    $        92,409          $       31,605
Countrywide Asset Management Corporation ("CAMCo")                        22,642                   5,921
                                                             -----------------------  ------------------------
                                                                 $       115,051          $       37,526
                                                             =======================  ========================

(1)   Includes CSE, CCMI and CCM, Inc.

The following table shows the composition of CSC’s trading volume, which includes trades with the Mortgage Banking segment, by instrument:

                                                                     Quarter Ended June 30,
                                                        -------------------------------------------------
(Dollar amounts in millions)                                     2003                      2002
------------------------------------------------------  -----------------------  ------------------------

Mortgage-backed securities                                 $        773,801          $      375,720
Government agency debt                                               23,045                  14,562
Asset-backed securities                                              10,207                  14,059
Other                                                                 4,802                   1,299
                                                        -----------------------  ------------------------
                                                           $        811,855          $      405,640
                                                        =======================  ========================

The segment’s mortgage conduit activities generated $71.3 million in gross revenues during the quarter, compared to $21.8 million during the year-ago quarter. The combined amount of mortgage loans sold during the period that were acquired by the conduits totaled $8.7 billion.

Banking Segment
The Banking segment commenced operations in calendar 2001. The segment achieved pre-tax earnings of $67.3 million during the quarter ended June 30, 2003, as compared to $16.2 million for the year-ago period. Following is the composition of pre-tax earnings by company:

                                                                     Quarter Ended June 30,
                                                        -------------------------------------------------
 (Dollar amounts in thousands)                                   2003                      2002
------------------------------------------------------  -----------------------  ------------------------

Treasury Bank ("Bank")                                     $        50,190           $       12,673
Countrywide Warehouse Lending ("CWL")                               20,415                    3,542
Parent and allocated corporate overhead expenses                    (3,328)      (14)
                                                        -----------------------  ------------------------
                                                           $        67,277           $       16,201
                                                        =======================  ========================

The Bank produced pre-tax earnings of $50.2 million for the quarter, an increase of $37.5 million over the prior year quarter. The overall increase was primarily due to an increase in net interest income arising from growth in average earning assets and increased profits of $10.0 million resulting from document custodian services provided to CHL. Average earning assets increased to $10.8 billion during the quarter, an increase of $7.8 billion in comparison to the year-ago period. Asset growth was funded primarily by the transfer of custodial balances controlled by CHL from third party banks to the Bank, a capital contribution from CFC, Federal Home Loan Bank advances and growth in the Bank’s retail deposit base. As of June 30, 2003, $6.5 billion of custodial balances controlled by CHL were placed as deposits in the Bank. The Bank’s annual pre-tax return on assets for the quarter ended June 30, 2003 was 1.84%. The composition of the Bank’s assets was as follows:

(Dollar amounts in thousands)                               June 30, 2003           December 31, 2002
------------------------------------------------------  -----------------------  ------------------------

Cash                                                       $         99,965         $        163,547
Short-term investments                                              885,000                  300,000
Mortgage loans, net                                               7,807,956                1,902,793
Investment securities classified as                               3,790,977                2,590,789
  available-for-sale
Other assets                                                        507,424                  153,690
                                                        -----------------------  ------------------------
Total                                                      $     13,091,322         $      5,110,819
                                                        =======================  ========================

CWL’s pre-tax earnings increased by $16.9 million during the quarter ended June 30, 2003 in comparison to the year-ago period, primarily due to growth in average outstanding mortgage warehouse advances partially offset by a decline in the average net spread from 2.33% during the quarter ended June 30, 2002 to 1.83% during the quarter ended June 30, 2003. For the current quarter, average mortgage warehouse advances outstanding were $4.4 billion, an increase of $3.7 billion in comparison to the year-ago period. The increase in warehouse advances was largely attributable to growth in the overall mortgage originations market.

Insurance Segment
The Insurance segment pre-tax earnings increased 51% over the year-ago period, to $37.0 million. The following table shows pre-tax earnings by business line:

                                                                     Quarter Ended June 30,
                                                        -------------------------------------------------
(Dollar amounts in thousands)                                    2003                      2002
------------------------------------------------------  ------------------------  -----------------------

Carrier Operations:
    Balboa Reinsurance Company                             $        24,366           $         24,191
    Balboa Life and Casualty                                        12,516                        731
                                                        ------------------------  -----------------------
                                                                    36,882                     24,922
Agency operations                                                    4,335                      3,399
Parent and allocated corporate overhead expenses                    (4,202)                    (3,733)
                                                        ------------------------  -----------------------
                                                           $        37,015           $         24,588
                                                        ========================  =======================

The following table shows net earned premiums for the carrier operations:

                                                                 Quarter Ended June 30,
                                                        -----------------------------------------
(Dollar amounts in thousands)                                  2003                  2002
------------------------------------------------------  --------------------  -------------------

Carrier Operations:
    Balboa Life and Casualty                               $    136,552           $   112,863
    Balboa Reinsurance Company                                   31,631                20,865
                                                        --------------------  -------------------
                                                           $    168,183           $   133,728
                                                        ====================  ===================

The Company’s mortgage reinsurance business produced $24.4 million in pre-tax earnings an increase of 0.7% over the year-ago period. Net earned premiums increased 52% driven by growth in the Company’s loan servicing portfolio. The increase in net earned premiums was partially offset by a $10.7 million increase in insurance claims losses. Insurance claims expenses are a function of expected remaining losses and premiums. Expected remaining premiums have declined due to an increase in estimated prepayments within the portfolio of insured loans.

The Company’s Life and Casualty insurance business produced pre-tax earnings of $12.5 million, an increase of $11.8 million from the comparable quarter in 2002. The growth in earnings was driven by a $23.7 million, or 21%, increase in net earned premiums during the quarter ended June 30, 2003 in comparison to the year-ago quarter. The growth in net earned premiums was primarily attributable to growth in lender-placed insurance. The increase in net earned premiums was partially offset by an increase in the loss ratio from 52% to 54%. In addition, pre-tax net investment earnings increased by $4.1 million over the year-ago period.

Global Operations Segment
For the quarter ended June 30, 2003, the Global Operations segment’s pre-tax loss totaled $0.2 million, representing an improvement of $1.1 million in comparison to the year-ago period. The decrease in Global’s pre-tax loss was due to growth in the portfolio of mortgage loans sub-serviced and the number of new mortgage loans processed on behalf of GHL’s minority joint venture partner, Barclays plc, partially offset by a $6.5 million software impairment charge.

DETAILED DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS

Gain on sale of loans and securities is summarized below for the quarters ended June 30, 2003 and 2002:

                                                                       Quarter Ended June 30,
                                               -----------------------------------------------------------------------
(Dollar amounts in thousands)                                 2003                                 2002
---------------------------------------------- -----------------------------------  ----------------------------------
                                                                   Percentage of                       Percentage of
                                                   Dollars           Loans Sold         Dollars          Loans Sold
                                               -----------------  ----------------  ----------------  ----------------

Mortgage Banking:
    Prime First Mortgages                         $ 1,533,793            1.41%        $   457,037           1.23%
    Subprime Mortgages                                171,537            5.86%             72,334           6.72%
    Prime Home Equity Mortgages                             -            -                 70,139           3.30%
                                               -----------------                    ----------------
       Production sector                            1,705,330            1.53%            599,510           1.49%
    Re-performing loans                                61,112            7.88%             27,914           3.74%
                                               -----------------                    ----------------
                                                    1,766,442                             627,424
Capital Markets
    Trading Securities                                (15,762)                            (22,153)
    Conduit Activities                                 66,788                              10,142
                                               -----------------                    ----------------
                                                       51,026                             (12,011)
Other                                                   8,170                               4,120
                                               -----------------                    ----------------
                                                  $ 1,825,638                         $   619,533
                                               =================                    ================

Gain on sale of loans and securities increased in the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 primarily due to higher loan production and sales volume combined with higher margins on Prime First Mortgages. Margins on Prime First Mortgages were high in both periods on a relative historical basis, due largely to the very favorable mortgage market environment that prevailed during those periods. That mortgage market was characterized by record consumer demand for mortgages and modest price competition by historical industry standards. Management expects margins, particularly on Prime First Mortgages, to decline in the future as the level of mortgage originations subsides.

The Company did not sell any Prime Home Equity Loans during the quarter. As it has done in recent quarters, the Company plans to securitize the prime home equity lines-of-credit originated in its Mortgage Banking operation and hold those securities as long-term investments.

Capital Markets’ revenues from its trading activities consist of gains on the sale of securities and net interest income. In a very steep yield curve environment, which existed during both periods, trading revenues will derive largely or entirely from net interest income earned during the securities’ holding period. As the yield curve flattens, the mix of revenues will shift toward gain on sale of securities. The increase in Capital Markets’ gain on sale of loans related to its conduit activities was due to increased acquisitions and sales during the quarter ended June 30, 2003 in comparison to the year-ago period.

In general, gain on sale of loans and securities are affected by numerous factors, including the volume and mix of loans sold, production channel mix, the level of price competition, the slope of the yield curve, and the effectiveness of the Company’s associated interest rate risk management activities.

Net interest income is summarized below for the quarters ended June 30, 2003 and 2002:

                                                                      Quarter Ended June 30,
                                                         -------------------------------------------------
(Dollar amounts in thousands)                                    2003                      2002
------------------------------------------------------  -----------------------  ------------------------

Net interest income:
   Mortgage loans and securities held for sale              $       180,395         $       114,822
   Custodial balances                                               (66,109)                  6,400
   Servicing sector interest expense                                (64,381)                (94,364)
   Re-performing loans                                               23,751                  40,564
   Capital Markets securities trading portfolio                     105,103                  74,511
   Insurance segment investments                                      8,261                   8,966
   Banking segment loans and securities                              73,593                  19,649
   Home equity AAA asset-backed securities                           26,196                  11,341
   Other                                                              9,231                   3,551
                                                        -----------------------  ------------------------
         Net interest income                                $       296,040         $       185,440
                                                        =======================  ========================

The increase in net interest income from mortgage loans and securities held for sale reflects an increase in the average inventory partially offset by a lower overall net earnings rate during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The Company finances the major portion of its mortgage loans and securities held for sale at prevailing short-term borrowing rates, which did not decrease in tandem with the decrease in mortgage rates when compared to the year-ago period.

Net interest income from custodial balances decreased in the current period due to the substantial increase in loan payoffs over the year-ago period. The Company is obligated to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by the Company on the payoff float. The amount of such interest passed through to the security holders was $121.2 million and $31.7 million in the quarters ended June 30, 2003 and 2002, respectively. In addition, the earnings rate on the custodial balances, which is tied to short-term rates, declined from 1.74% during the quarter ended June 30, 2002 to 1.10% during the quarter ended June 30, 2003. Average custodial balances increased by $11.3 billion, or 129%, over the prior period, due largely to the increase in loan payoffs.

Interest expense allocated to the Loan Servicing sector decreased due to a decline in short-term rates (a portion of the Company’s long-term debt is variable-rate), combined with a decrease in total sector assets.

Re-performing loans are reinstated loans that had previously defaulted and were consequently re-purchased from mortgage securities issued by the Company or others. Such loans are subsequently securitized and re-sold. The decrease in interest income related to this activity is a result of a decrease in the average balance of such loans resulting from sales during the quarter ended June 30, 2003.

The increase in net interest income from the Capital Markets securities trading portfolio is attributable to an increase of 85% in the average inventory of securities held, partially offset by a decrease in the average net spread earned from 4.17% in the quarter ended June 30, 2002 to 3.19% in the quarter ended June 30, 2003. The decrease in the average net spread is the result of a flatter yield curve.

The increase in net interest income from the Banking segment was primarily attributable to asset growth both in the Bank and CWL. The increase in assets was partially offset by a small decrease in the weighted average spread from 2.10% in the quarter ended June 30, 2002 to 1.94% in the quarter ended June 30, 2003. Average assets in the Banking segment increased to $15.2 billion during the quarter, an increase of $11.5 billion over the year-ago quarter.

The increase in net interest income from home equity AAA asset-backed securities is due to an increase in the average inventory of securities held.

Loan servicing fees and other income from retained interests are summarized below for the quarters ended June 30, 2003 and 2002:

                                                                    Quarter Ended June 30,
                                                       --------------------------------------------------
(Dollar amounts in thousands)                                    2003                      2002
------------------------------------------------------  -----------------------  ------------------------

Service fees, net of guarantee fees                         $       469,645         $       341,603
Income from other retained interests                                104,390                  45,963
Prepayment penalties                                                 45,271                  24,587
Late charges                                                         35,476                  28,565
Global segment subservicing fees                                     22,107                  10,251
Ancillary fees                                                       16,021                  10,437
                                                        -----------------------  ------------------------
                                                            $       692,910         $       461,406
                                                        =======================  ========================

The increase in servicing fees, net of guarantee fees, was principally due to a 46% increase in the average servicing portfolio, partially offset by a reduction in the overall net service fee earned from 0.379% of the average portfolio balance during the quarter ended June 30, 2002 to 0.358% during the quarter ended June 30, 2003. The reduction in the overall net service fee was largely due to the securitization of excess service fees.

The increase in income from other retained interests was due primarily to an 22% increase in investment balances during the quarter ended June 30, 2003 combined with an increase in the effective yield of these investments from 16.2% in the quarter ended June 30, 2002 to 28.4% in the quarter ended June 30, 2003. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of nonconforming mortgage loans, particularly Subprime and Prime Home Equity loans.

Higher prepayment penalties in the quarter ended June 30, 2003 correspond to the increase in Subprime loan payoffs during the quarter.

The increase in subservicing fees earned in the Global segment was primarily due to growth in the portfolio subserviced. The Global subservicing portfolio was $95 billion and $58 billion at June 30, 2003 and 2002, respectively.

Impairment of retained interests and Servicing Hedge gains are detailed below for the quarters ended June 30, 2003 and 2002:

                                                                       Quarter Ended June 30,
                                                          -------------------------------------------------
(Dollar amounts in thousands)                                     2003                      2002
-------------------------------------------------------- ------------------------  -----------------------

Impairment of retained interests:
   MSRs                                                     $      1,491,487          $       672,482
   Other retained interests (permanent)                               60,360                   24,745
                                                         ------------------------  -----------------------
                                                            $      1,551,847          $       697,227
                                                         ========================  =======================

Servicing Hedge:
   Hedge gains recorded through earnings                    $        748,081          $       462,409
                                                         ------------------------  -----------------------
                                                            $        748,081          $       462,409
                                                         ========================  =======================

Impairment of MSRs and other retained interests during the quarter ended June 30, 2003 resulted from a reduction in the estimated fair value of those investments primarily driven by increased forecasted prepayments on the underlying mortgage loans due to the decline in mortgage rates. In addition to the impairment charge, the Company recorded MSR amortization of $557.3 million in the quarter ended June 30, 2003.

During the quarter ended June 30, 2002, mortgage rates declined, resulting in MSR impairment of $672.5 million. The Company recorded MSR amortization of $244.3 million in the quarter ended June 30, 2002.

Rising mortgage rates in the future should result in an increase in the estimated fair value of the MSRs and recovery of all or a portion of the temporary impairment. The MSR amortization rate, which is tied to the expected net cash flows from the MSRs, likewise should reduce as mortgage rates rise.

During the quarter ended June 30, 2003, long-term Treasury and swap rates declined, resulting in a Servicing Hedge gain of $748.1 million. During the quarter ended June 30, 2002, the Servicing Hedge generated a gain of $462.4 million.

The Servicing Hedge is intended to moderate the effect on earnings caused by changes in the estimated fair value of MSRs and other retained interests that generally result from changes in mortgage rates. Rising interest rates in the future will result in Servicing Hedge losses.

Net insurance premiums earned are summarized below for the quarters ended June 30, 2003 and 2002:

                                                                     Quarter Ended June 30,
                                                        -------------------------------------------------
(Dollar amounts in thousands)                                    2003                     2002
------------------------------------------------------  -----------------------  ------------------------

Balboa Life and Casualty                                    $       136,552          $      112,863
Balboa Reinsurance                                                   31,631                  20,865
                                                        -----------------------  ------------------------
                                                            $       168,183          $      133,728
                                                        =======================  ========================

The increase in net insurance premiums earned is primarily due to an increase in policies-in-force.

Commissions and other income consisted of the following for the quarters ended June 30, 2003 and 2002:

                                                                     Quarter Ended June 30,
                                                        -------------------------------------------------
(Dollar amounts in thousands)                                    2003                     2002
------------------------------------------------------  -----------------------  ------------------------

Credit report fees, net                                     $        21,604          $       13,384
Appraisal fees, net                                                  19,669                   8,768
Global segment processing fees                                       19,188                  11,398
Insurance agency commissions                                         13,149                  15,673
Title services                                                       12,940                   7,757
Other                                                                41,946                  20,312
                                                        -----------------------  ------------------------
                                                            $       128,496          $       77,292
                                                        =======================  ========================

The increase in credit report, appraisal and title services fees is primarily due to the increased volume of mortgage loan originations in the Loan Production sector.

The increase in processing fees earned in the Global segment was due to growth in the number of loans processed.

The decrease in insurance agency commissions is due to branch consolidation and discontinuation of the agency’s home warranty and auto lines.

Compensation expenses are summarized below for the quarter ended June 30, 2003 and 2002:

                                                        Quarter Ended June 30, 2003
                                ----------------------------------------------------------------------------
(Dollar amounts in thousands)       Mortgage             Other             Corporate           Total
                                    Banking           Businesses        Administration
------------------------------  -----------------  -----------------  ------------------ -------------------

Base salaries                     $    187,277        $     49,422      $     42,760        $    279,459

Incentive bonus and
    commissions                        293,931              35,534             7,578             337,043

Payroll taxes and benefits              98,113              17,731            15,522             131,366
                                -----------------  -----------------  ------------------ -------------------

Total compensation expenses       $    579,321        $    102,687      $     65,860        $   747,868
                                =================  =================  ================== ===================

Average workforce, including
    temporary staff                     25,660               4,925             3,051             33,636
                                =================  =================  ================== ===================

                                                        Quarter Ended June 30, 2002
                                ----------------------------------------------------------------------------
(Dollar amounts in thousands)       Mortgage             Other             Corporate           Total
                                    Banking           Businesses        Administration
------------------------------  -----------------  -----------------  ------------------ -------------------

Base salaries                     $   120,811         $    37,448       $      35,068       $  193,327

Incentive bonus and
    commissions                       109,847              25,942               7,643          143,432

Payroll taxes and benefits             46,507              13,424              14,030           73,961
                                -----------------  -----------------  ------------------ -------------------

Total compensation expenses       $   277,165         $    76,814       $      56,741       $  410,720
                                =================  =================  ================== ===================

Average workforce, including
    temporary staff                    16,168               3,680               2,524           22,372
                                =================  =================  ================== ===================

Compensation expenses increased $337.1 million, or 82%, during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

Compensation expenses in the Mortgage Banking segment increased primarily due to growth in the level of loan production activity. In the Loan Production sector, compensation expenses increased $283.0 million, or 131%, as a result of a 76% increase in average staff to support 187% higher loan production. Salaries rose 76% and incentive bonus and commissions rose 170%. The relative increase in incentive bonuses and commissions reflects a shift towards a more incentive-based compensation structure within the Loan Production sector. In the Loan Servicing sector, compensation expense rose $12.1 million, or 25%, as a result of an increase in average staff of 23% to support a 49% increase in the number of loans serviced and a 242% increase in the number of loan payoffs.

Compensation expenses increased in all other business segments reflecting their growth.

In the Insurance segment, compensation expenses increased by $0.7 million, or 3%, as a result of an increase of 8% in average staff to support growth of 26% in net earned premiums and growth in the Insurance Segment’s third-party insurance tracking operation.

Banking segment compensation expenses increased by $9.8 million to accommodate the growth of the Bank’s operations, primarily in its labor-intensive mortgage document custodian business.

In the Capital Markets segment, incentive bonuses increased $7.8 million, or 33%, reflecting growth in revenues of 115%.

Compensation expenses for Corporate Administration increased $9.1 million, or 16%, in the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 due to an increase in average staff of 21% to support the overall growth in the Company.

Occupancy and other office expenses for the quarter ended June 30, 2003 increased primarily to accommodate personnel growth in the Loan Production sector, which accounted for 61% of the increase, as well as in the non-mortgage banking businesses, which accounted for 24% of the increase in this expense.

Insurance claim expenses were $85.9 million, or 51%, of net insurance premiums earned for the quarter ended June 30, 2003, as compared to $59.9 million, or 45%, of net insurance premiums earned for the quarter ended June 30, 2002. The increased loss ratio was partially attributable to Balboa Life and Casualty, whose loss ratio (including allocated loss adjustment expenses) increased from 52% for the quarter ended June 30, 2002 to 54% for the quarter ended June 30, 2003, due to higher claims experience in both voluntary homeowners’ and lender-placed insurance lines. In addition, insurance claims expenses of Balboa Reinsurance, which are a function of expected remaining losses and premiums, increased $10.7 million over the quarter ended June 30, 2002. Expected remaining premiums have declined due to an increase in estimated prepayments within the portfolio of insured loans.

Other operating expenses for the quarter ended June 30, 2003 and 2002 are summarized below:

                                                          Quarter Ended June 30,
                                             -------------------------------------------------
(Dollar amounts in thousands)                         2003                     2002
-------------------------------------------  -----------------------  ------------------------

Insurance commission expense                    $        29,003         $         31,537
Professional fees                                        23,387                   17,766
Software amortization and impairment                     19,984                    5,353
Travel and entertainment                                 15,646                   11,701
Bad debt expense                                          7,536                   19,634
Insurance                                                 6,165                    3,861
Taxes and licenses                                        3,176                    2,862
Other                                                    22,035                    9,736
                                             -----------------------  ------------------------
                                                $       126,932         $        102,450
                                             =======================  ========================

Insurance commission expense as a percentage of insurance premiums earned declined from 24% to 17% between the two periods due to reduced contingent commissions accruing to insurance brokers as a result of higher than anticipated insured losses from policies subject to the contingent commission arrangements.

Bad debt expense consists primarily of losses during the period arising from unreimbursed servicing advances on defaulted loans, credit losses arising from repurchased or indemnified loans and defaulted VA-guaranteed loans. The decline in bad debt expense is due to a reduction in the number of losses and reduced severity of such losses. (See the “Credit Risk” section of this Report for further discussion.)

Software amortization and impairment expense increased in the current quarter primarily as a result of capitalized software write-offs of $13.1 million related to software no longer in use.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

CONSOLIDATED EARNINGS PERFORMANCE

The Company’s diluted earnings per share for the six months ended June 30, 2003 was $5.19, an 85% increase over diluted earnings per share for the six months ended June 30, 2002. Net earnings were $709.2 million, a 98% increase from the six months ended June 30, 2002. This earnings performance was driven primarily by the increased level of mortgage loans produced by the Company—$232.6 billion—as compared to $86.2 billion for the year-ago period, partially offset by a reduction in value of the Company’s MSRs and other retained interests.

Industry-wide, residential mortgage originations were approximately $1,951 billion during the first six months of 2003, up from approximately $1,089 billion in the first six months of 2002 (Source: Fannie Mae). Approximately 73% of the residential mortgages produced in the six months ended June 30, 2003 were refinances triggered primarily by historically low mortgage rates. The balance of mortgages produced related to home purchases. Partially fueled by the level of mortgage rates, activity in the U.S. housing market also reached record levels in the first six months of 2003.

The continuing high demand for mortgages drove not only high volumes but also high production margins. The combination of high volumes and margins yielded Loan Production sector pre-tax earnings of $2,092.2 million for the six months, an increase of $1,276.9 million from the year-ago period.

The high levels of mortgage refinances and home purchases resulted in significant prepayments within the Company’s mortgage loan servicing portfolio during the period. This, along with the expectation of continued higher-than-normal prepayments in the future due to historically low mortgage rates, resulted in significant amortization and impairment of the Company’s MSRs and other retained interests. The combined amount of amortization and impairment of MSRs and other retained interests, net of Servicing Hedge gains, was $2,379.6 million, resulting in a pre-tax loss of $1,390.4 million in the Loan Servicing sector for the current six months, $965.8 million more than the pre-tax loss in the year-ago period.

These factors combined to produce pre-tax earnings of $756.6 million in the Mortgage Banking segment for the six months ended June 30, 2003, an increase of 81% from the six months ended June 30, 2002.

The Company’s non-mortgage banking businesses also were significant contributors to the earnings performance in the six months ended June 30, 2003. In particular, the Capital Markets segment had pre-tax earnings of $211.2 million, as compared to $77.1 million in the year-ago period. This segment continued to benefit from robust activity in the mortgage securities market, as well as from a highly-favorable interest rate environment. In addition, the Banking segment increased its pre-tax earnings by $84.2 million over the year ago period, driven by growth in assets in Treasury Bank. In total, non-mortgage banking businesses contributed $389.2 million in pre-tax earnings for the six months ended June 30, 2003 (34% of consolidated pre-tax earnings), an increase of 156% from $152.3 million (27% of total pre-tax earnings) for the year-ago period.

OPERATING SEGMENT RESULTS

The Company’s pre-tax earnings by segment are summarized below:

                                                          Six Months Ended June 30,
                                               -------------------------------------------------
(Dollar amounts in thousands)                           2003                      2002
---------------------------------------------  ------------------------ ------------------------

Mortgage Banking:
    Production                                    $     2,092,211          $       815,272
    Servicing                                          (1,390,421)                (424,636)
    Closing Services                                       54,855                   28,426
                                               ------------------------ ------------------------
       Total Mortgage Banking                             756,645                  419,062
                                               ------------------------ ------------------------

Other Businesses:
    Insurance                                              61,773                   48,421
    Capital Markets                                       211,163                   77,059
    Global Operations                                       5,571                   (1,775)
    Banking                                               110,610                   26,422
    Other                                                     128                    2,179
                                               ------------------------ ------------------------
       Total Other Businesses                             389,245                  152,306
                                               ------------------------ ------------------------

Pre-tax earnings                                  $     1,145,890          $       571,368
                                               ======================== ========================

The Company’s mortgage loan production by segment and product is summarized below:

                                                          Six Months Ended June 30,
                                               -------------------------------------------------
(Dollar amounts in millions)                            2003                      2002
---------------------------------------------  ------------------------ ------------------------

Segment:
  Mortgage Banking                                $       217,406          $        82,825
  Capital Markets' conduit acquisitions                     9,559                    3,182
  Treasury Bank                                             5,648                      156
                                               ------------------------ ------------------------
                                                  $       232,613          $        86,163
                                               ======================== ========================
Product:
  Prime                                           $       217,177          $        77,096
  Prime Home Equity                                         7,857                    5,249
  Subprime                                                  7,579                    3,818
                                               ------------------------ ------------------------
                                                  $       232,613          $        86,163
                                               ======================== ========================

MORTGAGE BANKING SEGMENT
The Mortgage Banking segment is comprised of three distinct sectors: Loan Production, Loan Servicing and Loan Closing Services.

Loan Production Sector
The Loan Production sector produces mortgage loans through CHL’s three production divisions - Consumer Markets, Wholesale Lending and Correspondent Lending, as well as through Full Spectrum Lending, Inc.

The pre-tax earnings of the Loan Production Sector are summarized below:

                                                       Six Months Ended June 30,
                              ----------------------------------------------------------------------------
 (Dollar amounts in                           2003                                    2002
thousands)
----------------------------  --------------------------------------  ------------------------------------
                                                       Percent of                            Percent of
                                                          Loan                                  Loan
                                                       Production                            Production
                                    Dollars              Volume             Dollars            Volume
                              ---------------------  ---------------  --------------------  --------------

 Revenues                        $    3,398,664           1.56%          $    1,509,347          1.82%
 Expenses                             1,306,453           0.60%                 694,075          0.84%
                              ---------------------  ---------------  --------------------  --------------
    Pre-tax earnings             $    2,092,211           0.96%          $      815,272          0.98%
                              =====================  ===============  ====================  ==============

Increased demand for residential mortgages enabled the Loan Production sector to achieve significant growth in revenues and earnings in the six months ended June 30, 2003 compared to the year-ago period. This performance was enhanced by a significant increase in market share from the year ago period. Favorable market conditions enabled the Company to increase revenues earned on prime first mortgage loans, while high levels of productivity helped keep unit costs low. These factors combined to produce continued high profit margins (pre-tax earnings as a percentage of loan volume) for the Loan Production sector. The decline in revenues as a percentage of loan volume in the current period is attributable primarily to unsold loan production, which amounted to 12% of the loans produced during the six months, as well as to a shift in the origination and sales mix toward prime first mortgage loans, which generally generate revenues at a lower rate than home equity or subprime loans. Substantially all of the unsold loans were classified as held for sale at June 30, 2003.

Overall loan production for the six months ended June 30, 2003 increased 162% in comparison to the year-ago period. All divisions, in particular Correspondent Lending, contributed to the increase in origination volume. The increase was due primarily to a rise in non-purchase loan production of 246%. An increase in purchase production of 48% also contributed to the higher origination volume. The increase in purchase loans is significant as this is the relatively stable growth component of the mortgage market, with average annual growth of 8% over the last 10 years. (The non-purchase, or refinance, component of the mortgage market is highly volatile as it is driven almost exclusively by prevailing mortgage rates.)

The following table shows total Mortgage Banking loan production volume by division:

                                                                       Mortgage Banking
                                                                        Loan Production
                                                                   Six Months Ended June 30,
                                                        ------------------------------------------------
 (Dollar amounts in millions)                                    2003                     2002
------------------------------------------------------  -----------------------  -----------------------

 Correspondent Lending Division                            $      110,699            $     33,479
 Wholesale Lending Division                                        51,964                  25,368
 Consumer Markets Division                                         51,690                  22,614
 Full Spectrum Lending, Inc.                                        3,053                   1,364
                                                        -----------------------  -----------------------
                                                           $      217,406            $     82,825
                                                        =======================  =======================

The following table summarizes loan production by purpose and by interest rate type:

                                                                        Mortgage Banking
                                                                        Loan Production
                                                                    Six Months Ended June 30,
                                                        -------------------------------------------------
(Dollar amounts in millions)                                     2003                      2002
------------------------------------------------------  -----------------------  ------------------------

Purpose:
    Purchase                                               $       51,434           $       34,792
    Non-purchase                                                  165,972                   48,033
                                                        -----------------------  ------------------------
                                                           $      217,406           $       82,825
                                                        =======================  ========================
Interest Rate Type:
    Fixed Rate                                             $      192,198           $       69,484
    Adjustable Rate                                                25,208                   13,341
                                                        -----------------------  ------------------------
                                                           $      217,406           $       82,825
                                                        =======================  ========================

As shown in the following table, the volume of Prime Home Equity and Subprime mortgages produced (which is included in the Company’s total volume of loans produced) increased 47% during the current period from the prior period:

                                                                       Mortgage Banking
                                                                Prime Home Equity and Subprime
                                                                     Mortgage Production
                                                                    Six Months Ended June 30,
                                                        -------------------------------------------------
(Dollar amounts in millions)                                     2003                      2002
------------------------------------------------------  -----------------------  ------------------------

Prime Home Equity                                          $       5,504            $       4,988
Subprime                                                           5,640                    2,618
                                                        -----------------------  ------------------------
                                                           $      11,144            $       7,606
                                                        =======================  ========================
Percent of total loan production                                    5.1%                     9.2%
                                                        =======================  ========================

Prime Home Equity and Subprime loans carry higher profit margins historically and the demand for such loans is believed to be less rate sensitive than the demand for prime first mortgage loans; consequently, Management believes these loans will be a significant component of the sector’s future growth as interest rates increase from their historical low levels.

A major source of intrinsic value derived from the Company’s MSRs is the Company’s ability to retain its customers when they either refinance their loans or purchase new homes. The Company successfully retained a significant percentage of the customers who prepaid their mortgages during the period. The overall retention rate for the six months ended June 30, 2003 was 42% as compared to 33% for the year-ago period. The retention rate increased for both purchase and refinance customers. The retention rate for purchase customers was 25% for the six months ended June 30, 2003 as compared to 18% for the year-ago period. The retention rate for refinance customers was 45% for the six months ended June 30, 2003 as compared to 39% for the year-ago period.

During the six months ended June 30, 2003, the Loan Production Sector operated at approximately 123% of planned operational capacity. The primary capacity constraint in the Company’s loan origination activities is the number of loan operations personnel it has on staff. Therefore, the Company measures planned capacity with reference to the number of its loan operations personnel multiplied by the number of loans it expects each available loan operations staff person to process under normal conditions. The Company has continued to increase the number of sales and operations staff in its loan production divisions to capitalize upon the current market environment. When loan volumes moderate, the operations staff (which includes a significant number of temporary employees) will be reduced. Concurrent with this reduction in operations personnel will be a reduction in productivity to more substantial levels that likely will result in higher overall unit costs. The Company plans to continue building its sales staff despite any potential drop in loan origination volume as a primary means to continue increasing the Company’s market share.

The Consumer Markets Division successfully grew its commissioned sales force during the period. At June 30, 2003, the commissioned sales force numbered 2,971, an increase of 487 during the six months. The primary focus of the commissioned sales force is to increase overall purchase market share. The commissioned sales force contributed $10.6 billion in purchase originations in the six months ended June 30, 2003, a 92% increase over the year-ago period. The purchase production generated by the commissioned sales force represented 69% of the Consumer Markets Division’s purchase production for the six months ended June 30, 2003. At June 30, 2003, the Consumer Markets Division had 4 centralized processing units and 24 regional processing centers nationwide. During the six months ended June 30, 2003, the regional processing centers handled 23% of the division’s total loan volume.

Like the Consumer Markets Division, the Wholesale Lending Division and FSLI continued to grow their sales forces as a core strategy to increase market share. At June 30, 2003, the sales force in the Wholesale Lending Division numbered 575, an increase of 22% during the six months. FSLI expanded its sales force by 604, or 59%, during the six months ended June 30, 2003.

Loan Servicing Sector
The Loan Servicing sector reflects the performance of the Company’s investments in MSRs and other retained interests and associated risk management activities, as well as profits from subservicing activities in the United States. The Loan Servicing Sector includes a significant processing operation, consisting of approximately 5,874 employees who service the Company’s 4.6 million mortgage customers. How effectively this servicing operation manages costs and generates ancillary income from the portfolio has a significant impact on the long-term performance of this sector.

The following table summarizes the results for the Loan Servicing sector:

                                                        Six Months Ended June 30,
                                  -------------------------------------------------------------------------
                                                  2003                                 2002
                                  ------------------------------------  -----------------------------------
                                        Amount         Percentage of         Amount         Percentage of
                                                          Average                              Average
                                                         Servicing                            Servicing
(Dollar amounts in thousands)                           Portfolio*                            Portfolio*
--------------------------------- ------------------  ----------------  -----------------  ----------------

Revenues                           $     1,274,641        0.511%         $       974,911       0.556%
Servicing Hedge gains                      754,442        0.303%                 131,974       0.075%
Amortization                              (919,774)      (0.369%)               (501,990)     (0.286%)
Impairment                              (2,214,260)      (0.889%)               (710,899)     (0.405%)
Operating expense                         (212,374)      (0.085%)               (196,147)     (0.112%)
Interest expense, net                      (73,096)      (0.029%)               (122,485)     (0.070%)
                                  ------------------  ----------------  -----------------  ----------------
Pre-tax loss                       $    (1,390,421)      (0.558%)        $      (424,636)     (0.242%)
                                  ==================  ================  =================  ================

Average Servicing Portfolio        $   498,178,000                       $   350,577,000
                                  ==================                    =================

*Annualized

The Loan Servicing Sector experienced continued losses during the recent period, driven by high amortization and impairment of the Company’s retained interests. The amortization and impairment charges reflect the loss in value of the Company’s retained interests primarily caused by the high level of actual and forecasted prepayments in the Company’s mortgage servicing portfolio. In general, the value of the retained interests is closely linked to the estimated life of the underlying loans, which in recent periods has declined primarily due to the decline in mortgage rates. The combined impairment and amortization charge was $3,134.0 million and $1,212.9 million during the six months ended June 30, 2003 and 2002, respectively.

During the six months ended June 30, 2003, the Servicing Hedge generated a gain of $754.4 million. This gain resulted from a decline in long term Treasury and swap rates, which indices underlie the derivatives and securities that constitute the essential component of the Servicing Hedge. Amortization and impairment, net of the Servicing Hedge, was $2,379.6 million for the six months ended June 30, 2003, an increase of $1,298.7 million over the six months ended June 30, 2002. In a stable interest rate environment, Management would expect no significant impairment and would expect to incur expenses related to the Servicing Hedge driven primarily by the composition of the hedge, the shape of the yield curve and the level of interest rate volatility.

During the six months ended June 30, 2003, the Company securitized a portion of its net servicing fees (“excess servicing”). Proceeds from the sale of a portion of these securities amounted to $306.2 million. The remaining interest-only security was classified as a trading security and included in “Investments in other financial instruments” at June 30, 2003. Management believes such securitizations enable the Company to improve the overall returns on its MSR investment and more efficiently manage its capital.

Despite the high level of prepayments, the Company increased its servicing portfolio to $559.1 billion at June 30, 2003, a 49% increase from June 30, 2002. At the same time, the overall weighted-average note rate of loans serviced for others declined from 7.3% to 6.4%.

Loan Closing Services Sector
The LandSafe companies produced $54.9 million in pre-tax earnings, representing an increase of 93% from the year-ago period. The increase in LandSafe’s pre-tax earnings was primarily due to the increase in loan origination activity in the Loan Production sector.

NON-MORTGAGE BANKING BUSINESSES

The Company’s other business segments include Capital Markets, Banking, Insurance and Global Operations. Pre-tax earnings from these other businesses increased $236.9 million in the six months ended June 30, 2003 over the six months ended June 30, 2002.

Capital Markets Segment
The Capital Markets segment achieved pre-tax earnings of $211.2 million for the six months, an increase of $134.1 million, or 174%, from the year-ago period. Total revenues were $331.2 million, an increase of $168.0 million, or 103% compared to the year ago period. Total securities trading volume increased 73% to $1,451.9 billion. This performance was driven largely by a highly favorable operating environment consisting of a robust mortgage securities market, high mortgage securities price volatility, and low short-term financing costs.

The following table shows pre-tax earnings by company:

                                                                  Six Months Ended June 30,
                                                       -------------------------------------------------
 (Dollar amounts in thousands)                                  2003                      2002
-----------------------------------------------------  ------------------------ ------------------------

CSC(1)                                                     $       167,643          $       71,376
CAMCo                                                               43,520                   5,683
                                                       ------------------------ ------------------------
                                                           $       211,163          $       77,059
                                                       ======================== ========================

(1)   Includes CSE, CCMI and CCM, Inc.

The following table shows the composition of CSC’s trading volume, which includes trades with the Mortgage Banking segment, by instrument:

                                                                   Six Months Ended June 30,
                                                        -------------------------------------------------
(Dollar amounts in millions)                                     2003                      2002
------------------------------------------------------  -----------------------  ------------------------

Mortgage-backed securities                                 $      1,377,719          $      779,971
Government agency debt                                               48,753                  31,904
Asset-backed securities                                              18,392                  22,778
Other                                                                 7,026                   4,277
                                                        -----------------------  ------------------------
                                                           $      1,451,890          $      838,930
                                                        =======================  ========================

The segment’s mortgage conduit activities generated $134.9 million in gross revenues during the six months ended June 30, 2003, compared to $47.8 million during the year-ago period. The combined amount of mortgage loans sold during the period that were acquired by the conduits totaled $17.3 billion.

Banking Segment
The Banking segment commenced operations in calendar 2001. The segment achieved pre-tax earnings of $110.6 million in the six months ended June 30, 2003, as compared to $26.4 million for the year-ago period. Following is the composition of pre-tax earnings by company:

                                                                   Six Months Ended June 30,
                                                        -------------------------------------------------
 (Dollar amounts in thousands)                                   2003                      2002
------------------------------------------------------  -----------------------  ------------------------

Bank                                                       $        78,772           $       18,692
CWL                                                                 38,333                    7,740
Parent and allocated corporate overhead expenses                    (6,495)      (10)
                                                        -----------------------  ------------------------
                                                           $       110,610           $       26,422
                                                        =======================  ========================
---------------------------------------------------------------------------------------------------------

The Bank produced pre-tax earnings of $78.8 million for the six months ended June 30, 2003, an increase of $60.1 million over the prior year period. The overall increase was primarily due to an increase in net interest income arising from growth in average earning assets and increased profit of $19.6 million resulting from document custodian services provided to CHL. Average earning assets increased to $8.7 billion during the six months ended June 30, 2003, an increase of $6.3 billion in comparison to the year-ago period. Asset growth was funded primarily by the transfer of custodial balances controlled by CHL from third party banks to the Bank, two capital contributions from CFC, Federal Home Loan Bank advances, and growth in the Bank’s retail deposit base. As of June 30, 2003, $6.5 billion of custodial balances controlled by CHL were placed as deposits in the Bank. The Bank’s annual pre-tax return on assets for the six months ended June 30, 2003 was 1.78%. The composition of the Bank’s assets was as follows:

(Dollar amounts in thousands)                 June 30, 2003           December 31, 2002
----------------------------------------  -----------------------  ------------------------

Cash                                         $         99,965         $        163,547
Short-term investments                                885,000                  300,000
Mortgage loans, net                                 7,807,956                1,902,793
Investment securities classified as
   available-for-sale                               3,790,977                2,590,789
Other assets                                          507,424                  153,690
                                          -----------------------  ------------------------
Total                                        $     13,091,322         $      5,110,819
                                          =======================  ========================

CWL’s pre-tax earnings increased by $30.6 million during the six months ended June 30, 2003 in comparison to the year-ago period, primarily due to growth in average outstanding mortgage warehouse advances partially offset by a decline in the average net spread from 2.26% during the six months ended June 30, 2002 to 1.87% during the six months ended June 30, 2003. For the current six months, average mortgage warehouse advances outstanding were $4.1 billion, an increase of $3.3 billion in comparison to the year-ago period. The increase in warehouse advances was largely attributable to growth in the overall mortgage originations market.

Insurance Segment
The Insurance segment pre-tax earnings increased 28% over the year-ago period, to $61.8 million. The following table shows pre-tax earnings by business line:

                                                                   Six Months Ended June 30,
                                                        -------------------------------------------------
(Dollar amounts in thousands)                                    2003                      2002
------------------------------------------------------  ------------------------  -----------------------

Carrier Operations:
    Balboa Reinsurance Company                             $        43,498           $         40,205
    Balboa Life and Casualty                                        21,654                      8,160
                                                        ------------------------  -----------------------
                                                                    65,152                     48,365
Agency operations                                                    6,363                      5,882
Parent and allocated corporate overhead expenses                    (9,742)                    (5,826)
                                                        ------------------------  -----------------------
                                                           $        61,773           $         48,421
                                                        ========================  =======================

The following table shows net earned premiums for the carrier operations:

                                                               Six Months Ended June 30,
                                                        -----------------------------------------
(Dollar amounts in thousands)                                  2003                  2002
------------------------------------------------------  --------------------  -------------------

Carrier Operations:
    Balboa Life and Casualty                               $    279,936           $   213,318
    Balboa Reinsurance Company                                   59,383                36,730
                                                        --------------------  -------------------
                                                           $    339,319           $   250,048
                                                        ====================  ===================

The Company’s mortgage reinsurance business produced $43.5 million in pre-tax earnings, an increase of 8% over the year-ago period, due primarily to a 62% increase in net earned premiums that was driven by growth in the Company’s loan servicing portfolio, partially offset by a $20 million increase in insurance claims expenses. Insurance claims expenses are a function of expected remaining losses and premiums. Expected remaining premiums have declined due to an increase in estimated prepayments within the portfolio of insured loans.

The Company’s Life and Casualty insurance business produced pre-tax earnings of $21.7 million, an increase of $13.5 million from the comparable period in 2002. The growth in earnings was driven by a $66.6 million, or 31%, increase in net earned premiums during the six months ended June 30, 2003 in comparison to the year-ago period. The growth in net earned premiums was primarily attributable to growth in lender-placed insurance. The increase in premiums was partially offset by an increase in the loss ratio from 51% to 54%. In addition, pre-tax investment earnings increased by $4.8 million over the year-ago period.

Global Operations Segment
For the six months ended June 30, 2003, the Global Operations segment’s pre-tax earnings totaled $5.6 million, representing an increase of $7.4 million in comparison to the year-ago period. Results in the current period were positively impacted by growth in the portfolio of mortgage loans sub-serviced and the number of new mortgage loans processed on behalf of GHL’s minority joint venture partner, Barclays plc, partially offset by a software impairment charge of $6.5 million.

DETAILED DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS

Gain on sale of loans and securities is summarized below for the six months ended June 30, 2003 and 2002:

                                                                     Six Months Ended June 30,
                                               -----------------------------------------------------------------------
(Dollar amounts in thousands)                                 2003                                 2002
---------------------------------------------- -----------------------------------  ----------------------------------
                                                                   Percentage of                       Percentage of
                                                   Dollars           Loans Sold         Dollars          Loans Sold
                                               -----------------  ----------------  ----------------  ----------------

Mortgage Banking:
    Prime First Mortgages                         $ 2,791,657            1.48%        $   947,111           1.24%
    Subprime Mortgages                                234,767            5.71%            158,249           5.24%
    Prime Home Equity Mortgages                         1,279            3.27%            108,866           3.42%
                                               -----------------                    ----------------
      Production sector                             3,027,703            1.57%          1,214,226           1.47%
    Re-performing loans                               127,359            6.97%             49,067           3.49%
                                               -----------------                    ----------------
                                                    3,155,062                           1,263,293
Capital Markets
    Trading Securities                                (21,254)                            (32,199)
    Conduit Activities                                120,413                              36,643
                                               -----------------                    ----------------
                                                       99,159                               4,444
Other                                                  15,421                               8,422
                                               -----------------                    ----------------
                                                  $ 3,269,642                         $ 1,276,159
                                               =================                    ================

Gain on sale of loans and securities increased in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 primarily due to higher loan production and sales volume combined with higher margins on Prime First Mortgages. Margins on Prime First Mortgages were high in both periods on a relative historical basis, due largely to the very favorable mortgage market environment that prevailed during those periods.

During the six months ended June 30, 2003, the Company sold a small portion of Prime Home Equity Loans produced. As it has done in recent periods, the Company plans to securitize the remaining prime home equity lines-of-credit originated in its Mortgage Banking operation and hold those securities as long-term investments.

Capital Markets’ revenues from its trading activities consist of gains on the sale of securities and net interest income. In a very steep yield curve environment, which existed during both periods, trading revenues will derive largely or entirely from net interest income earned during the securities’ holding period. As the yield curve flattens, the mix of revenues will shift toward gain on sale of securities. The increase in Capital Markets’ gain on sale of loans related to its conduit activities was due to increased acquisitions and sales during the six months ended June 30, 2003 in comparison to the year-ago period.

In general, gain on sale of loans and securities are affected by numerous factors, including the volume and mix of loans sold, production channel mix, the level of price competition, the slope of the yield curve and the effectiveness of the Company’s associated interest rate risk management activities.

Net interest income is summarized below for the six months ended June 30, 2003 and 2002:

                                                                    Six Months Ended June 30,
                                                         -------------------------------------------------
(Dollar amounts in thousands)                                    2003                      2002
------------------------------------------------------  -----------------------  ------------------------

Net interest income:
   Mortgage loans and securities held for sale              $       297,341         $       279,723
   Custodial balances                                              (108,660)                  9,495
   Servicing sector interest expense                               (126,348)               (177,544)
   Re-performing loans                                               62,746                  65,421
   Capital Markets securities trading portfolio                     200,883                 139,097
   Insurance segment investments                                     16,742                  17,031
   Banking segment loans and securities                             123,930                  31,672
   Home equity AAA asset-backed securities                           42,671                  11,323
   Other                                                             14,728                   6,532
                                                        -----------------------  ------------------------
         Net interest income                                $       524,033         $       382,750
                                                        =======================  ========================

The increase in net interest income from mortgage loans and securities held for sale reflects an increase in the average inventory combined with a lower overall net earnings rate during the six months ended June 30, 2003. The Company finances the major portion of its mortgage loans and securities held for sale at prevailing short-term borrowing rates, which did not decrease in tandem with the decrease in mortgage rates when compared to the year-ago period.

Net interest income from custodial balances decreased in the current period due to the substantial increase in loan payoffs over the year-ago period. The Company is obligated to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short term rates earned by the Company on payoff float. The amount of such interest passed through to the security holders was $210.7 million and $68.6 million in the six months ended June 30, 2003 and 2002, respectively. In addition, the earnings rate on the custodial balances, which is tied to short-term rates, declined from 1.74% during the six months ended June 30, 2002 to 1.15% during the six months ended June 30, 2003. Average custodial balances increased by $8.8 billion, or 98%, over the prior period, due largely to the increase in loan payoffs.

Interest expense allocated to the Loan Servicing sector decreased due to a decline in short-term rates (a portion of the Company’s long-term debt is variable-rate), combined with a decrease in total sector assets.

Re-performing loans are reinstated loans that had previously defaulted and were consequently re-purchased from mortgage securities issued by the Company or others. Such loans are subsequently securitized and re-sold.

The increase in net interest income from the Capital Markets securities trading portfolio is attributable to an increase of 78% in the average inventory of securities held, partially offset by a decrease in the average net spread earned from 4.16% in the six months ended June 30, 2002 to 3.38% in the six months ended June 30, 2003. The decrease in the average net spread is the result of a flatter yield curve.

The increase in net interest income from the Banking segment was primarily attributable to year-over-year asset growth in both the Bank and CWL. The increase in assets was partially offset by a small decrease in the weighted average spread from 1.98% in the six months ended June 30, 2002 to 1.94% in the six months ended June 30, 2003. Average assets in the Banking segment increased to $12.8 billion during the six months ended June 30, 2003, an increase of $9.6 billion over the year-ago period.

The increase in net interest income from home equity AAA asset-backed securities is due to an increase in the average inventory of securities held.

Loan servicing fees and other income from retained interests is summarized below for the six months ended June 30, 2003 and 2002:

                                                                   Six Months Ended June 30,
                                                       --------------------------------------------------
(Dollar amounts in thousands)                                    2003                      2002
------------------------------------------------------  -----------------------  ------------------------

Service fees, net of guarantee fees                         $       896,557         $       684,639
Income from other retained interests                                173,356                  93,682
Prepayment penalties                                                 80,746                  48,884
Late charges                                                         70,623                  61,169
Global segment subservicing fees                                     44,024                  19,523
Ancillary fees                                                       30,863                  22,421
                                                        -----------------------  ------------------------
                                                            $     1,296,169         $       930,318
                                                        =======================  ========================

The increase in servicing fees, net of guarantee fees, was principally due to a 42% increase in the average servicing portfolio, partially offset by a reduction in the overall net service fee earned from 0.391% of the average portfolio balance during the six months ended June 30, 2002 to 0.360% during the six months ended June 30, 2003. The reduction in the overall net service fee was largely due to the securitization of excess service fees.

The increase in income from other retained interests was due primarily to a 28.6% increase in investment balances during the six months ended June 30, 2003 combined with an increase in the effective yield of these investments from 17.8% in the six months ended June 30, 2002 to 24.6% in the six months ended June 30, 2003. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of nonconforming mortgage loans, particularly Subprime and Prime Home Equity loans.

Higher prepayment penalties in the six months ended June 30, 2003 correspond to the increase in Subprime loan payoffs during the six months.

The increase in subservicing fees earned in the Global segment was primarily due to growth in the portfolio subserviced. The Global subservicing portfolio was $95 billion and $58 billion at June 30, 2003 and 2002, respectively.

Impairment of retained interests and Servicing Hedge gains are detailed below for the six months ended June 30, 2003 and 2002:

                                                                     Six Months Ended June 30,
                                                          -------------------------------------------------
(Dollar amounts in thousands)                                     2003                      2002
-------------------------------------------------------- ------------------------  -----------------------

Impairment of retained interests:
   MSRs                                                     $      2,094,429          $       660,727
   Other retained interests (permanent)                              119,831                   50,172
                                                         ------------------------  -----------------------
                                                            $      2,214,260          $       710,899
                                                         ========================  =======================

Servicing Hedge:
   Hedge gains recorded through earnings                    $        754,442          $       131,974
                                                         ------------------------  -----------------------
                                                            $        754,442          $       131,974
                                                         ========================  =======================

Impairment of MSRs and other retained interests during the six months ended June 30, 2003 resulted from a reduction in the estimated fair value of those investments primarily driven by increased forecasted prepayments on the underlying mortgage loans due to the decline in mortgage rates. In addition to the impairment charge, the Company recorded MSR amortization of $919.8 million in the six months ended June 30, 2003.

During the six months ended June 30, 2002, mortgage rates declined, resulting in MSR impairment of $660.7 million. The Company recorded MSR amortization of $502.0 million in the six months ended June 30, 2002.

Rising mortgage rates in the future should result in an increase in the estimated fair value of the MSRs and recovery of all or a portion of the temporary impairment. The MSR amortization rate, which is tied to the expected net cash flows from the MSRs, likewise should reduce as mortgage rates rise.

During the six months ended June 30, 2003, long-term Treasury and swap rates declined, resulting in a Servicing Hedge gain of $754.4 million. During the six months ended June 30, 2002, the Servicing Hedge generated a gain of $132.0 million.

The Servicing Hedge is intended to moderate the effect on earnings caused by changes in the estimated fair value of MSRs and other retained interests that generally result from changes in mortgage rates. Rising interest rates in the future will result in Servicing Hedge losses.

Net insurance premiums earned are summarized below for the six months ended June 30, 2003 and 2002:

                                                                   Six Months Ended June 30,
                                                        -------------------------------------------------
(Dollar amounts in thousands)                                    2003                     2002
------------------------------------------------------  -----------------------  ------------------------

Balboa Life and Casualty                                    $       279,936          $      213,318
Balboa Reinsurance                                                   59,383                  36,730
                                                        -----------------------  ------------------------
                                                            $       339,319          $      250,048
                                                        =======================  ========================

The increase in net insurance premiums earned is primarily due to an increase in policies-in-force.

Commissions and other income consisted of the following for the six months ended June 30, 2003 and 2002:

                                                                   Six Months Ended June 30,
                                                        -------------------------------------------------
(Dollar amounts in thousands)                                    2003                     2002
------------------------------------------------------  -----------------------  ------------------------

Global segment processing fees                              $        37,522          $       20,542
Credit report fees, net                                              39,444                  25,722
Appraisal fees, net                                                  35,093                  18,122
Insurance agency commissions                                         26,412                  29,205
Title services                                                       24,727                  17,204
Other                                                                79,256                  42,919
                                                        -----------------------  ------------------------
                                                            $       242,454          $      153,714
                                                        =======================  ========================

The increase in credit report, appraisal and title service fees is primarily due to the increased volume of mortgage loan originations in the Loan Production sector.

The increase in processing fees earned in the Global segment was due to growth in the number of loans processed.

The decrease in insurance agency commissions is due to branch consolidation and discontinuation of the agency’s home warranty and auto lines.

Compensation expenses are summarized below for the six months ended June 30, 2003 and 2002:

                                                      Six Months Ended June 30, 2003
                                ----------------------------------------------------------------------------
(Dollar amounts in thousands)       Mortgage             Other             Corporate           Total
                                    Banking           Businesses        Administration
------------------------------  -----------------  -----------------  ------------------ -------------------

Base salaries                     $    350,033        $     98,402      $     83,755        $    532,190

Incentive      bonus      and
    commissions                        504,668              84,075            22,826             611,569

Payroll taxes and benefits             191,665              34,930            32,636             259,231
                                -----------------  -----------------  ------------------ -------------------

Total compensation expenses       $  1,046,366        $    217,407      $    139,217        $ 1,402,990
                                =================  =================  ================== ===================

Average workforce, including
    temporary staff                     24,252               4,926             2,956             32,134
                                =================  =================  ================== ===================

                                                      Six Months Ended June 30, 2002
                                ----------------------------------------------------------------------------
(Dollar amounts in thousands)       Mortgage             Other             Corporate           Total
                                    Banking           Businesses        Administration
------------------------------  -----------------  -----------------  ------------------ -------------------

Base salaries                     $   252,441         $    72,628       $      47,362       $  372,431

Incentive      bonus      and
    commissions                       211,998              56,704              14,691          283,393

Payroll taxes and benefits             78,797              23,335              44,193          146,325
                                -----------------  -----------------  ------------------ -------------------

Total compensation expenses       $   543,236         $   152,667       $     106,246       $  802,149
                                =================  =================  ================== ===================

Average workforce, including
    temporary staff                    15,693               3,531               2,448           21,671
                                =================  =================  ================== ===================

Compensation expenses increased $600.8 million, or 75%, during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Compensation expenses in the Mortgage Banking segment increased primarily due to growth in the level of loan production activity. In the Loan Production sector, compensation expenses increased $469.0 million, or 111%, as a result of a 72% increase in average staff to support 153% higher loan production. Salaries rose 68% and incentive bonus and commissions rose 140%. The relative increase in incentive bonuses and commissions reflects a shift towards a more incentive-based compensation structure within the Loan Production sector. In the Loan Servicing sector, compensation expense rose $21.1 million, or 22%, as a result of an increase in average staff of 20% to support a 31% increase in the number of loans serviced and a 173% increase in the number of loan payoffs. Compensation expenses in the Loan Closing sector increased $13.1 million, or 54% as a result of an increase in average staff of 35% to support increased activity in this sector.

Compensation expenses increased in all other business segments reflecting their growth.

In the Insurance segment, compensation expenses increased by $4.1 million, or 9%, as a result of an increase of 12% in average staff to support growth of 36% in net earned premiums and growth in the Insurance Segment’s third-party insurance tracking operation.

In the Capital Markets segment, incentive bonuses increased $23.1 million, or 44%, reflecting growth in revenues of 103%.

Banking segment compensation expenses increased by $19.3 million to accommodate the growth of the Bank’s operations, primarily in its labor-intensive mortgage document custodian business.

Compensation expenses in the Global Operations segment increased $14.7 million, or 59%, as a result of an increase in average staff of 44% resulting from the addition of a facility to process the additional volume of loans serviced in GHL.

Compensation expenses for Corporate Administration increased $33.0 million, or 31%, in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 due to an increase in average staff of 21% to support the overall growth in the Company and higher incentive bonuses earned based upon the Company’s increased profitability.

Occupancy and other office expenses for the six months ended June 30, 2003 increased primarily to accommodate personnel growth in the Loan Production sector, which accounted for 63% of the increase, as well as growth in the non-mortgage banking businesses, which accounted for 16% of the increase in this expense.

Insurance claim expenses were $173.9 million, or 51%, of net insurance premiums earned for the six months ended June 30, 2003, as compared to $111.2 million, or 44%, of net insurance premiums earned for the six months ended June 30, 2002. The increased loss ratio was partially attributable to Balboa Life and Casualty, whose loss ratio (including allocated loss adjustment expenses) increased from 51% for the six months ended June 30, 2002 to 54% for the six months ended June 30, 2003, due to higher claims experience in both voluntary homeowners’ and lender-placed insurance lines. In addition, insurance claims expenses of Balboa Reinsurance, which are a function of expected remaining losses and premiums, increased $20.0 million over the six months ended June 30, 2002. Expected remaining premiums have declined due to an increase in estimated prepayments within the portfolio of insured loans.

Other operating expenses for the six months ended June 30, 2003 and 2002 are summarized below:

                                                                   Six Months Ended June 30,
                                                        -------------------------------------------------
(Dollar amounts in thousands)                                    2003                     2002
------------------------------------------------------  -----------------------  ------------------------

Insurance commission expense                               $        61,878         $         57,901
Professional fees                                                   44,247                   33,954
Travel and entertainment                                            29,088                   20,257
Bad debt expense                                                    28,026                   36,769
Insurance                                                           13,935                    7,261
Software amortization and impairment                                29,588                   10,831
Taxes and licenses                                                   6,611                    5,996
Other                                                               38,697                   21,873
                                                        -----------------------  ------------------------
                                                           $       252,070         $        194,842
                                                        =======================  ========================

Insurance commission expense as a percentage of insurance premiums earned declined from 23% to 18% between the two periods due to reduced contingent commissions accruing to insurance brokers as a result of higher than anticipated insured losses from policies subject to the contingent commission arrangements.

Bad debt expense consists primarily of losses during the period arising from unreimbursed servicing advances on defaulted loans, credit losses arising from repurchased or indemnified loans and defaulted VA-guaranteed loans. The decline in bad debt expenses is due to a reduction in the number of losses and reduced severity of such losses. (See the “Credit Risk” section of this Report for further discussion.)

Software amortization and impairment expense increased in the current period primarily as a result of capitalized software write-offs of $16.3 million related to software no longer in use.

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

The following table summarizes the estimated change in fair value of the Company’s interest rate-sensitive assets, liabilities and commitments as of June 30, 2003, given several hypothetical (instantaneous) parallel shifts in the yield curve:

                       (Dollar amounts in millions)
                                                                                                       Change in Fair Value
                                                                       ----------------------------------------------------------
   Change in Interest Rate (basis points)                                 -100             -50            +50            +100
   ----------------------------------------------------------------    ------------    -----------    -----------     ------------

   MSRs and other financial instruments:

      MSR and other retained interests                                   $(2,107)       $  (1,199)      $  1,349       $  2,558
      Impact of Servicing Hedge:
        Mortgage-based                                                        32               15            (13)           (24)
        Swap-based                                                           880              378           (249)          (407)
        Treasury-based                                                     1,115              362            (61)           (21)
                                                                       ------------    ------------    -----------    -----------
          MSRs and other retained interests, net                             (80)            (444)         1,026          2,106
                                                                       ------------    ------------    -----------    -----------

      Committed  Pipeline                                                    350              329           (530)        (1,298)
      Mortgage Loan Inventory                                              1,329              800         (1,078)        (2,321)
      Impact of associated derivative instruments:
        Mortgage-based                                                    (1,900)          (1,172)         1,676          3,654
        Treasury-based                                                       (11)             (15)            29             62
                                                                       ------------    ------------    -----------
          Committed Pipeline and Mortgage Loan Inventory, net               (232)             (58)            97             97
                                                                       ------------    ------------    -----------    -----------

      Notes payable and capital securities                                  (527)            (266)           283            562
      Impact of associated derivative instruments:
        Swap-based                                                            55               28            (30)           (64)
                                                                       ------------    ------------    -----------    -----------
          Notes payable and capital securities, net                         (472)            (238)           253            498
                                                                       ------------    ------------    -----------    -----------

      Prime home equity line of credit senior securities                      21               13            (17)           (39)

      Mortgage loans held for investment                                      55               32            (44)           (99)

      Insurance and banking investment portfolios                             54               33            (46)          (105)

      Deposit liabilities                                                    (42)             (20)            19             39
                                                                       ------------    ------------    -----------    -----------

   Net change in fair value related to MSRs and other financial            $(696)       $    (682)      $  1,288       $  2,497
   instruments                                                         ============    ============    ===========    ===========

   Net change in fair value related to trading securities                      $20      $       7       $     (3)      $    (10)
                                                                       ============    ============    ===========    ===========

The following table summarizes the estimated change in fair value of the Company’s interest rate-sensitive assets, liabilities and commitments as of December 31, 2002, given several hypothetical (instantaneous) parallel shifts in the yield curve:

(Dollar amounts in millions)
                                                                                Change in Fair Value
                                                                   ----------------------------------------------------------
Change in Interest Rate (basis points)                                -100             -50            +50            +100
--------------------------------------------------------------     ------------    -----------    -----------    ------------

Net change in fair value related to MSRs and other financial         $    45         $   (166)       $   522       $  1,069
instruments                                                        ============    ============    ===========    ===========

Net change in fair value related to trading securities               $     3         $      2        $    (1)      $     (6)
                                                                   ============    ============    ===========    ===========

As shown in the sensitivity analysis above, the Company’s exposure to reductions in the fair value of its MSRs and other financial instruments attributable to declines in interest rates increased significantly from December 31, 2002 to June 30, 2003. From an enterprise perspective, the Company manages its interest rate risk through the natural counterbalance of its loan production and servicing businesses and through the use of financial instruments, including derivatives. During the six month period ended June 30, 2003, interest rates declined. In this environment, Management reduced its reliance on hedging instruments in favor of the benefits it expects would be realized through the increased profitability in the Loan Production sector in the event interest rates were to decrease further.

These sensitivity analyses are limited in that they were performed at a particular point in time, are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates, and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that occur over time. In addition, not all of the changes in fair value would impact current period earnings. MSRs are carried at lower of cost or market; therefore, absent hedge accounting, the increase in the value of the MSRs that is recorded in current period earnings would be limited to recovery of the impairment reserve ($2.3 billion at June 30, 2003.) Debt is carried at cost; therefore, absent hedge accounting, changes in the value of debt are not recorded in current period earnings. Consequently, the preceding estimates should not be viewed as an earnings forecast.

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

The Company’s exposure to credit losses related to its limited recourse securitization activities is limited to the carrying value of its subordinated interests and to the contractual limit of reimbursable losses under its corporate guarantees less the recorded liability for such guarantees. These amounts at June 30, 2003 are as follows:

(Dollar amounts in thousands)                                  June 30, 2003
----------------------------------------------------------  ---------------------

Subordinated Interests:
  Prime Home Equity residual securities                        $    454,115
  Prime Home Equity transferors' interests                          266,781
  Subprime residual securities                                      324,728
                                                            ---------------------
                                                               $  1,045,624
                                                            =====================

Corporate guarantees in excess of recorded reserves            $     63,818
                                                            =====================

The carrying value of the residual securities is net of expected future credit losses.

Related to the Company’s non-recourse and limited recourse securitization activities, the total credit losses incurred for the six months ended June 30, 2003 and 2002 are summarized as follows:

                                                                              Six Months Ended June 30,
                                                                      -------------------------------------------
(Dollar amounts in thousands)                                                 2003                  2002
--------------------------------------------------------------------  --------------------- ---------------------

  Subprime securitizations with corporate guarantee                      $     18,621         $       7,942
  Subprime securitizations with retained residual interest                     26,535                26,720
  Repurchased or indemnified loans                                             14,890                 7,925
  Prime Home Equity securitizations with retained residual interest             6,942                 3,453
  Prime Home Equity securitizations with corporate guarantee                      365                   168
  VA losses in excess of  VA guarantee                                          1,248                 1,426
                                                                      --------------------- ---------------------
                                                                         $     68,601         $      47,634
                                                                      ===================== =====================

Mortgage Reinsurance

The Company provides mortgage reinsurance through contracts with several primary mortgage insurance companies on mortgage loans included in the Company’s servicing portfolio. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a cap, in exchange for a portion of the pool’s mortgage insurance premium. Approximately $60.3 billion of mortgage loans in the Company’s servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on the Company’s maximum exposure to losses. At June 30, 2003, the maximum aggregate losses under the reinsurance contracts was $323.6 million. The Company is required to pledge securities to cover this potential liability. For the six months ended June 30, 2003, the Company did not incur any losses under its reinsurance contracts.

Mortgage Loans Held for Sale

At June 30, 2003, mortgage loans held for sale amounted to $35.7 billion. While the loans are in inventory, the Company bears total credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

Portfolio Lending Activities

The Company also holds a portfolio of secured mortgage warehouse advances and mortgage loans held for investment, primarily in its Banking segment, which amounted to $12.2 billion at June 30, 2003. Management believes the allowance for related loan losses is adequate to absorb losses inherent in the loans held for investment at June 30, 2003.

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

The aggregate amount of counterparty credit exposure at June 30, 2003, before and after collateral held, was as follows:

(Dollar amounts in millions)
-------------------------------------------------------

Aggregate credit exposure before collateral held                $      997
Less: collateral held                                                 (591)
                                                            ---------------------
Net aggregate unsecured credit exposure                         $      406
                                                            =====================

For the six months ended June 30, 2003, the Company incurred no losses due to the non-performance of any of its counterparties.

LOAN SERVICING

The following table sets forth certain information regarding the Company’s servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, for the periods indicated.

                                                                      Six Months Ended June 30,
                                                            -----------------------------------------------
(Dollar amounts in millions)                                         2003                    2002
----------------------------------------------------------  -----------------------  ----------------------

Summary of changes in the servicing portfolio:
Beginning owned servicing portfolio                           $       441,267          $      327,540
Add:   Loan production                                                232,613                  86,163
       Purchased MSRs                                                   2,633                   1,764
Less:  Servicing Transferred                                                -                       -
       Servicing Sold                                                       -                       -
       Runoff (1)                                                    (128,907)                (49,711)
                                                            -----------------------  ----------------------
Ending owned servicing portfolio                                      547,606                 365,756

Subservicing portfolio                                                 11,518                   9,076
                                                            -----------------------  ----------------------

           Total servicing portfolio                          $       559,124          $      374,832
                                                            =======================  ======================

                                                                               June 30,
                                                            -----------------------------------------------
                                                                     2003                    2002
                                                            -----------------------  ----------------------
Composition of owned servicing portfolio at period end:
    Conventional mortgage loans                               $       444,126          $      270,240
    FHA-insured mortgage loans                                         43,938                  46,392
    VA-guaranteed mortgage loans                                       14,142                  15,645
    Subprime loans                                                     27,159                  20,238
    Prime Home Equity loans                                            18,241                  13,241
                                                            -----------------------  ----------------------
           Total owned servicing portfolio                    $       547,606          $      365,756
                                                            =======================  ======================
Delinquent mortgage loans (2):
    30 days                                                             2.24%                   2.72%
    60 days                                                             0.68%                   0.81%
    90 days or more                                                     0.87%                   1.10%
                                                            -----------------------  ----------------------
           Total delinquent mortgage loans                              3.79%                   4.63%
                                                            =======================  ======================

Loans pending foreclosure (2)                                           0.47%                   0.54%
                                                            =======================  ======================
Delinquent mortgage loans (2):
     Conventional                                                       2.03%                   2.31%
     Government                                                        11.91%                  11.27%
     Subprime                                                          12.70%                  13.29%
     Prime Home Equity                                                  0.69%                   0.73%
                                                            -----------------------  ----------------------
           Total delinquent mortgage loans                              3.79%                   4.63%
                                                            =======================  ======================
Loans pending foreclosure (2):
     Conventional                                                       0.21%                   0.23%
     Government                                                         1.18%                   1.08%
     Subprime                                                           2.71%                   2.67%
     Prime Home Equity                                                  0.05%                   0.05%
                                                            -----------------------  ----------------------
           Total loans pending foreclosure                              0.47%                   0.54%
                                                            =======================  ======================

(1)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).
(2)	Expressed as a percentage of the number of loans serviced excluding subserviced loans and loans purchased at a discount due to their non-performing status.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2003, growth in loan origination, banking and capital markets activities significantly increased the Company’s overall financing requirements. In response, the Company established a $15.2 billion facility that provides for the issuance of short-term notes and short-term callable notes secured by mortgage loans. In addition, the Company obtained an additional $0.9 billion in committed secured lines of credit and an additional $0.6 billion in uncommitted secured lines of credit. With these additional lines of credit, Management believes the Company has adequate financing capacity to meet its current needs.

In April 2003, the Company issued $500 million of trust-preferred securities. Trust-preferred securities receive varying degrees of “equity treatment” from rating agencies, bank lenders and regulators. See Note 11 to the Financial Statements for additional discussion.

In May 2003 the Company raised $150 million in common stock through a secondary offering. At June 30, 2003, the Company’s regulatory capital ratios were as follows:

                                                           June 30, 2003              December 31, 2002
                                                     -------------------------     ------------------------
(Dollar amounts in thousands)         Minimum          Ratio        Amount          Ratio       Amount
                                    Required(1)
----------------------------------  -------------    ----------  -------------     --------  --------------

Tier 1 Leverage Capital                   5.0%           7.7%      $6,429,745          7.6%    $4,703,839
Risk-Based Capital
     Tier 1                               6.0%          11.3%      $6,429,745         12.2%    $4,703,839
     Total                               10.0%          12.2%      $6,922,800         13.6%    $5,230,840

(2)   Minimum required to qualify as "well-capitalized."

Cash Flow
Cash flow used by operating activities was $12.3 billion for the six months ended June 30, 2003 compared to net cash provided by operating activities of $3.8 billion for the six months ended June 30, 2002. The reduction in cash flow from operations for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was primarily due to a $22.6 billion net increase in mortgage loans held for sale.

Net cash used in investing activities was $15.4 billion for the six months ended June 30, 2003, compared to $7.3 billion for the six months ended June 30, 2002. Cash flow used in investing activities in both periods was primarily attributable to investments in available-for-sale securities, loans held for investment and mortgage servicing rights.

Net cash provided by financing activities for the six months ended June 30, 2003 totaled $27.7 billion, compared to $3.9 billion for the six months ended June 30, 2002. The increase in cash provided by financing activities was comprised of a $17.5 billion net increase in short-term (primarily secured) borrowings, a $2.2 billion net increase in long-term debt, and a $3.1 billion net increase in bank deposit liabilities.

PROSPECTIVE TRENDS

Total United States mortgage originations were estimated at approximately $2.5 trillion for 2002. Fannie Mae estimates the market at $2.0 trillion for the six months ended June 30, 2003. Fannie Mae, along with other forecasters, put the market for 2003 at between $3.3 trillion and $3.7 trillion. Such a market would be highly favorable for the Company’s loan production business and would place continuing pressure on its loan servicing business (including the Company’s investment in MSRs) due to continuing higher than normal mortgage loan prepayment activity.

The long-term consolidation trend in the residential mortgage industry continued in the six months ended June 30, 2003. According to the trade publication, Inside Mortgage Finance, the top five originators produced 51% of all loans originated during the first six months of calendar 2003, as compared to 47.9% for the six months ended December 31, 2002. Following is a comparison of market share for the top five originators, according to Inside Mortgage Finance:

                                                        Six Months Ended
Institution                               June 30, 2003              December 31, 2002
-----------                            --------------------        -----------------------
Wells Fargo Home Mortgage                      13.2%                          13.4%
Washington Mutual                              13.0%                          12.2%
Countrywide                                   12. 9%                          11.0%
Chase Home Finance                              7.8%                           6.4%
Bank of America Mortgage                        4.1%                           4.9%
                                       --------------------        -----------------------
           Total for Top Five                  51.0%                          47.9%
                                       ====================        =======================

The consolidation trend has carried over to the loan servicing side of the mortgage business. Following is a comparison of market share for the top five servicers, according to Inside Mortgage Finance:

  Institution                             June 30, 2003             December 31, 2002
  -----------                          --------------------        ---------------------
1.  Washington Mutual                          10.7%                       11.2%
2.  Wells Fargo Home Mortgage                   8.7%                        8.8%
3.  Countrywide                                 8.2%                        7.0%
4.  Chase Home Finance                          6.4%                        6.6%
5.  Bank of America Mortgage                    3.7%                        4.1%
                                       --------------------        ---------------------
           Total for Top Five                  37.7%                       37.7%
                                       ====================        =====================

Management believes the consolidation trend in the residential mortgage industry will continue, as the industry market forces will continue to drive out weak competitors. The Company believes it will benefit from this trend through increased market share. In addition, management believes that irrational price competition—which from time to time has plagued the industry in the past—should lessen in the future.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained herein, such as statements concerning management’s expectations regarding margin levels and the assumptions underlying the value of MSRs and other statements regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Words like “believe”, “expect”, “anticipate”, “promise”, “plan” and other expressions or words of similar meanings, as well as future or conditional verbs such as “will”, “would”, “should”, “could”, or “may” are generally intended to identify forward-looking statements.

Forward-looking statements give management’s expectation about the future and are not guarantees. There are a number of factors, many of which are beyond the Company’s control, that could cause actual results to differ significantly from management’s expectations. Some of these factors are discussed below.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update them to reflect changes that occur after the date they are made.

General business, economic and political conditions may significantly affect the Company’s earnings.

The Company’s business and earnings are sensitive to general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy, and the local economies in which the Company conducts business. If any of these conditions worsen, the Company’s business and earnings could be adversely affected. For example, business and economic conditions that negatively impact household incomes could decrease the demand for the Company’s mortgage loans and increase the number of customers who become delinquent or default on their loans, or a rising interest rate environment could decrease the demand for loans.

In addition, the Company’s business and earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies influence the size of the mortgage origination market, which significantly impacts the earnings of the Company’s loan production sector and the value of the Company’s investment in MSRs and other retained interests. The Federal Reserve Board’s policies also influence the yield on the Company’s interest-earning assets and the cost of the Company’s interest-bearing liabilities. Changes in those policies are beyond the Company’s control and difficult to predict.

Political conditions can also impact the Company’s earnings. Acts or threats of war or terrorism, as well as actions taken by the U.S. or other governments in response to such acts or threats, could impact business and economic conditions in the U.S.

If the Company is unable to effectively manage the volatility of its mortgage banking business, the Company’s earnings could be affected.

The level and volatility of interest rates significantly affect the mortgage banking industry. For example, a low interest rate environment typically results in loan prepayments that negatively impact the value of MSRs. The Company attempts to manage this risk through the natural counterbalance of its loan production and servicing operations. In addition, the Company also attempts to mitigate this risk through the purchase of financial instruments that generally increase in value when long-term interest rates decline. The success of this risk management strategy, however, is largely dependent on Management’s ability to predict the sensitivity of the MSRs and the loan production operations in various interest rate environments. The success of this strategy impacts the Company’s net income. This impact, which can be either positive or negative, can be material, particularly in the short term.

The Company’s accounting policies and methods are fundamental to how the Company reports its financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

The Company’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods so that not only do they comply with generally accepted accounting principles but also that they reflect management’s judgment as to the most appropriate manner in which to record and report the Company’s financial condition and results of operations. The Company’s significant accounting policies are discussed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The financial services industry is highly competitive.

The Company operates in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Competition for mortgage loans comes primarily from large commercial banks and savings institutions. Many of the Company’s competitors have fewer regulatory constraints, some have lower cost structures and others are less reliant on the secondary mortgage market for funding due to their greater portfolio lending capacity.

The Company faces competition in such areas as mortgage product offerings, rates and fees, and customer service, both at the retail and institutional level. In addition, technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services generally. This has intensified competition among banking as well as nonbanking companies in offering financial products and services, with or without the need for a physical presence.

Changes in the regulation of financial services companies could adversely affect the Company’s business.

The Company is heavily regulated by banking, mortgage lending and insurance laws at the federal, state and local levels, and proposals for further regulation of the financial services industry are continually being introduced. Congress and state legislatures, as well as federal and state regulatory agencies, review such laws, regulations and policies and periodically propose changes that could affect us in substantial and unpredictable ways. Such changes could, for example, limit the types of financial services and products the Company offers or increase the Company’s cost to offer such services and products. It is possible that one or more legislative proposals may be adopted or regulatory changes may be implemented that would have an adverse effect on the Company’s business. The Company’s failure to comply with such laws or regulations, whether actual or alleged, could expose the Company to fines, penalties or potential litigation liabilities, including costs, expenses, settlements and judgments, any of which could adversely affect the Company’s earnings.

Other Factors

The above description of risk factors is not exhaustive. Other factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

  A general decline in U.S. housing prices or activity in the U.S. housing market,
  A loss of investment grade credit ratings, which may result in increased cost of debt or loss of access to corporate debt markets,
  A reduction in the availability of secondary markets for the Company’s mortgage loan products,
  A reduction in government support of homeownership,
  A change in the Company’s relationship with the housing-related government agencies and sponsored entities,
  Ineffectiveness of the Company’s hedging activities,
  The level of competition in each of the Company’s business segments, and
  The occurrence of natural disasters or other events or circumstances that could impact the level of claims in the Insurance Segment.

Other risk factors are described elsewhere herein as well as in other reports and documents that the Company’s files with or furnishes to the Securities and Exchange Commission. There are also factors that may not be described in any such report or document that could cause results to differ from the Company’s expectations. Each of these factors could by itself, or together with one or more other factors, adversely affect the Company’s business, results of operations and/or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In response to this Item, the information set forth on pages 50 to 52 of this Form 10-Q is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management has conducted an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities during the period in which this quarterly report on Form 10-Q was being prepared.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

+10.83	Third Amendment to the Company’s 2000 Executive Incentive Plan (incorporated by reference to Exhibit 4.1.9 to the Company’s Registration Statement on Form S-8, dated June 27, 2003).

+10.84	Second Amendment to the Company’s Global Stock Plan (incorporated by reference to Exhibit 4.1.2 to the Company’s Registration Statement on Form S-8, dated August 5, 2003).

10.85	Third Amendment to Credit Agreement, dated as of June 13, 2003, by and among CHL, the Lenders thereto and Royal Bank of Canada, as lead administrative agent.

10.86	Third Amendment to Credit Agreement, dated as of June 13, 2003, by and among CHL, the Lenders thereto, Bank of America, N.A. as the Managing Administrative Agent and the co-administrative agent and JP Morgan Chase Bank as co-administrative agent.

12.1	Computation of the Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

+ Constitutes a management contract or compensatory plan or arrangement.

Reports on Form 8-K

On April 15, 2003 the Company filed a report on Form 8-K attaching exhibits filed in connection with the issuance on April 11, 2003 by Countrywide Capital IV, a Delaware statutory trust, of 20,000,000 of its 6.75% Trust Preferred Securities (liquidation preference $25 per Trust Preferred Security) and by the Company and Countrywide Home Loans, Inc. of guarantees related thereto pursuant to the Registration Statement on Form S-3 (File Nos. 333-103623, 333-103623-01, 333-103623-03 and 333-103623-03).

On April 16, 2003, the Company filed a report on Form 8-K announcing its operational statistics for the month ended March 31, 2003.

On April 29, 2003 the Company filed a report on Form 8-K announcing information regarding its operations and financial condition for the quarter ended March 31, 2003.

On May 13, 2003 the Company filed a report on Form 8-K announcing information regarding its operational statistics for the month ended April 30, 2003.

On May 15, 2003 the Company filed a report on Form 8-K announcing a public offering.

On June 10, 2003 the Company filed a report on Form 8-K announcing information regarding its operational statistics for the month ended May 31, 2003.

On July 9, 2003, the Company filed a report on Form 8-K announcing its operational statistics for the month ended June 30, 2003.

On July 22, 2003 the Company filed a report on Form 8-K announcing information regarding its operations and financial condition for the quarter ended June 30, 2003.

On August 11, 2003, the Company filed a report on Form 8-K announcing its operational statistics for the month ended July 31, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUNTRYWIDE FINANCIAL CORPORATION
(Registrant)

DATE: August 13, 2003	/s/ Stanford L. Kurland Executive Managing Director and Chief Operating Officer

DATE: August 13, 2003	/s/ Thomas K. McLaughlin Senior Managing Director and Chief Financial Officer