Form 10-Q
period 2003-09-30
COUNTRYWIDE FINANCIAL CORP
filed 2003-11-13
CIK 25191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________________

Commission File Number:            1-8422

COUNTRYWIDE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-2641992

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4500 Park Granada, Calabasas, California	91302

(Address of principal executive offices)	(Zip Code)

(818) 225-3000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes [X] No  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                       Yes [X] No  [   ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2003

Common Stock $.05 par value	138,089,778

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2003	2002

A S S E T S
Cash	$693,767	$697,457
Mortgage loans and mortgage-backed securities held for sale	29,400,293	15,025,617
Securities purchased under agreements to resell	7,743,620	5,997,368
Trading securities pledged as collateral, at market value	4,525,334	2,708,879
Trading securities owned, at market value	3,886,099	5,983,841
Loans held for investment, net	18,780,791	6,070,426
Investments in other financial instruments	13,368,165	10,901,915
Mortgage servicing rights, net	6,004,276	5,384,933
Property, equipment and leasehold improvements, net	717,370	576,688
Other assets	7,307,425	4,683,659

Total assets	$92,427,140	$58,030,783

Borrower and investor custodial accounts (segregated in special accounts – excluded from corporate assets)	$19,215,644	$16,859,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$34,130,493	$19,293,788
Securities sold under agreements to repurchase	31,775,038	22,634,839
Bank deposit liabilities	9,160,567	3,114,271
Accounts payable and accrued liabilities	6,321,423	5,342,442
Income taxes payable	2,527,126	1,984,310

Total liabilities	84,914,647	52,869,650
Commitments and contingencies	—	—
Company-obligated mandatorily redeemable capital trust pass-through securities of subsidiary trusts holding solely Company guaranteed related subordinated debt	1,000,000	500,000
Shareholders’ equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock - authorized, 240,000,000 shares of $0.05 par value; issued and outstanding, 136,960,797 shares and 126,563,333 shares at September 30, 2003 and December 31, 2002, respectively	6,848	6,330
Additional paid-in capital	2,225,464	1,657,144
Accumulated other comprehensive income	212,166	186,799
Retained earnings	5,068,015	3,310,860

Total shareholders’ equity	7,512,493	5,161,133

Total liabilities and shareholders’ equity	$92,427,140	$58,030,783

Borrower and investor custodial accounts	$19,215,644	$16,859,667

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Gain on sale of loans and securities	$1,991,513	$1,048,520	$5,260,874	$2,324,686
Interest income	968,065	566,603	2,415,354	1,608,959
Interest expense	(547,236)	(385,009)	(1,470,492)	(1,044,615)

Net interest income	420,829	181,594	944,862	564,344
Loan servicing fees and other income from retained interests	764,245	518,496	2,060,414	1,448,814
Amortization of mortgage servicing rights	(666,384)	(297,132)	(1,586,158)	(799,122)
Recovery (impairment) of retained interests	345,477	(2,109,650)	(1,868,783)	(2,820,549)
Servicing hedge gains (losses)	(114,854)	1,625,097	639,588	1,757,071

Net loan servicing fees and other income from retained interests	328,484	(263,189)	(754,939)	(413,786)
Net insurance premiums earned	192,135	147,334	531,454	397,382
Commissions and other income	119,138	96,450	361,873	250,157

Total revenues	3,052,099	1,210,709	6,344,124	3,122,783
Expenses
Compensation expenses	820,929	524,993	2,223,919	1,327,142
Occupancy and other office expenses	158,404	114,397	428,739	304,915
Insurance claim expenses	103,165	75,236	277,114	186,415
Other operating expenses	195,709	131,875	494,570	368,735

Total expenses	1,278,207	846,501	3,424,342	2,187,207

Earnings before income taxes	1,773,892	364,208	2,919,782	935,576
Provision for income taxes	673,825	135,721	1,110,563	348,674

NET EARNINGS	$1,100,067	$228,487	$1,809,219	$586,902

Earnings per share
Basic	$8.09	$1.82	$13.71	$4.73
Diluted	$7.70	$1.74	$13.05	$4.55

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY
For the nine months ended September 30, 2003
(UNAUDITED)
(Dollar amounts in thousands, except share data)

				Accumulated
			Additional	Other
	Number	Common	Paid-in-	Comprehensive	Retained
	of Shares	Stock	Capital	Income	Earnings	Total

Balance at December 31, 2002	126,563,333	$6,330	$1,657,144	$186,799	$3,310,860	$5,161,133
Cash dividends paid – $0.39 per common share					(52,064)	(52,064)
Stock options exercised	4,152,300	208	133,614	—	—	133,822
Tax benefit of stock options exercised	—	—	53,065	—	—	53,065
Issuance of common stock	5,968,592	296	365,449	—	—	365,745
Contribution of common stock to defined contribution employee savings plan	276,572	14	16,192	—	—	16,206
Other comprehensive income, net of tax	—	—	—	25,367	—	25,367
Net earnings for the period	—	—	—	—	1,809,219	1,809,219

Balance at September 30, 2003	136,960,797	$6,848	$2,225,464	$212,166	$5,068,015	$7,512,493

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$1,809,219	$586,902
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Gain on sale of available-for-sale securities	(113,034)	(414,034)
Amortization and impairment of mortgage servicing rights	3,348,988	3,533,481
Impairment of other retained interests	105,953	86,190
Contribution of common stock to 401(k) Plan	16,206	11,021
Depreciation and other amortization	76,933	42,368
Deferred income taxes payable	580,375	77,930
Origination and purchase of loans held for sale	(348,298,205)	(149,487,931)
Sale and principal repayments of loans	333,923,529	152,356,996

(Increase) decrease in mortgage loans and mortgage-backed securities held for sale	(14,374,676)	2,869,065
Decrease (increase) in trading securities	281,287	(1,211,425)
Increase in securities purchased under agreements to resell	(1,746,252)	(1,609,298)
Decrease (increase) in other financial instruments	5,820,975	(811,056)
Increase in other assets	(2,603,951)	(1,199,830)
Increase in accounts payable and accrued liabilities	978,981	1,172,534

Net cash (used) provided by operating activities	(5,818,996)	3,133,848

Cash flows from investing activities:
Additions to available-for-sale securities	(9,074,147)	(14,935,781)
Proceeds from sale of available-for-sale securities	1,288,506	9,904,317
Additions to loans held for investment, net	(12,710,365)	(1,296,451)
Additions to mortgage servicing rights	(5,060,445)	(2,671,394)
Proceeds from the sale of securitized mortgage servicing rights	638,484	326,684
Purchase of property, equipment and leasehold improvements, net	(199,773)	(125,864)

Net cash used by investing activities	(25,117,740)	(8,798,489)

Cash flows from financing activities:
Net increase in short-term borrowings	18,678,253	2,040,564
Issuance of long-term debt	9,070,193	4,683,006
Repayment of long-term debt	(3,809,199)	(3,551,927)
Issuance of Company obligated manditorily redeemable capital trust pass-through securities	500,000	—
Net increase in bank deposit liabilities	6,046,296	2,432,492
Issuance of common stock	499,567	114,999
Payment of dividends	(52,064)	(41,334)

Net cash provided by financing activities	30,933,046	5,677,800

Net (decrease) increase in cash	(3,690)	13,159
Cash at beginning of period	697,457	495,414

Cash at end of period	$693,767	$508,573

Supplemental cash flow information:
Cash used to pay interest	$1,326,584	$976,454
Cash used to pay income taxes	$525,045	$259,568
Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities, net of tax	$25,367	$135,180
Contribution of common stock to 401(k) Plan	$16,206	$11,021
Securitization of mortgage servicing rights	$1,092,114	$513,746

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

NET EARNINGS	$1,100,067	$228,487	$1,809,219	$586,902
Other comprehensive income, net of tax:
Unrealized gains on available for sale securities:
Unrealized holding gains (losses) arising during the period, before tax	(168,711)	267,903	(19,042)	544,047
Income tax benefit (expense)	63,562	(100,574)	7,018	(204,875)

Unrealized holding gains (losses) arising during the period, net of tax	(105,149)	167,329	(12,024)	339,172
Less: reclassification adjustment for gains (losses) included in net earnings, before tax	62,650	(266,738)	59,216	(327,213)
Income tax benefit (expense)	(23,122)	100,379	(21,825)	123,221

Reclassification adjustment for gains (losses) included in net earnings, net of tax	39,528	(166,359)	37,391	(203,992)

Other comprehensive income (loss)	(65,621)	970	25,367	135,180

COMPREHENSIVE INCOME	$1,034,446	$229,457	$1,834,586	$722,082

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 for Countrywide Financial Corporation (the “Company”).

Certain amounts reflected in the consolidated financial statements for the three and nine month periods ended September 30, 2002 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2003.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is determined using net earnings divided by the weighted-average shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average shares outstanding, assuming all potential dilutive common shares were issued.

For the three and nine months ended September 30, 2003 and 2002, the Company had convertible debentures that were considered antidilutive and were not included in the computation of diluted EPS.

The following table summarizes the basic and diluted earnings per share calculations for the quarter and nine month periods ended September 30, 2003 and 2002:

	Quarter Ended September 30,

	2003			2002

(Amounts in thousands, except			Per-Share			Per-Share
per share data)	Net Earnings	Shares	Amount	Net Earnings	Shares	Amount

Net earnings	$1,100,067			$228,487

Basic EPS
Net earnings available to common shareholders	$1,100,067	135,993	$8.09	$228,487	125,596	$1.82
Effect of dilutive stock options		6,795			5,399

Diluted EPS
Net earnings available to common shareholders	$1,100,067	142,788	$7.70	$228,487	130,995	$1.74

	Nine Months Ended September 30,

	2003			2002

(Amounts in thousands, except			Per-Share			Per-Share
per share data)	Net Earnings	Shares	Amount	Net Earnings	Shares	Amount

Net earnings	$1,809,219			$586,902

Basic EPS
Net earnings available to common shareholders	$1,809,219	131,977	$13.71	$586,902	124,180	$4.73
Effect of dilutive stock options		6,614			4,925

Diluted EPS
Net earnings available to common shareholders	$1,809,219	138,591	$13.05	$586,902	129,105	$4.55

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

Had the estimated fair value of the options granted been included in compensation expense, the Company’s net earnings and earnings per share would have been as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

(Dollar amounts in thousands except per share data)	2003	2002	2003	2002

Net Earnings
As reported	$1,100,067	$228,487	$1,809,219	$586,902
Deduct: Stock-based employee compensation, net of taxes	$7,930	$6,650	$20,170	$19,174
Pro forma	$1,092,137	$221,837	$1,789,049	$567,728
Basic Earnings Per Share
As reported	$8.09	$1.82	$13.71	$4.73
Pro forma	$8.03	$1.77	$13.56	$4.57
Diluted Earnings Per Share
As reported	$7.70	$1.74	$13.05	$4.55
Pro forma	$7.65	$1.69	$12.91	$4.40

The fair value of each option grant is estimated as of the date of grant using a Black-Scholes option-pricing model that has been modified to consider cash dividends to be paid. To determine periodic compensation expense for purposes of this pro forma disclosure, the fair value of each option grant is amortized over the option’s vesting period. The weighted-average assumptions used to value the option grants and the resulting average estimated values were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted Average Assumptions:
Dividend yield	0.81%	0.97%	0.80%	1.00%
Expected volatility	33%	33%	33%	33%
Risk-free interest rate	2.47%	3.07%	2.28%	4.04%
Annual expected life (in years)	4.47	4.16	4.35	4.16
Fair value of options	$19.06	$14.17	$17.81	$12.13

NOTE 3 - MORTGAGE SERVICING RIGHTS

The activity in Mortgage Servicing Rights (“MSRs”) for the nine months ended September 30, 2003 and 2002 is as follows:

	Nine Months Ended September 30,

(Dollar amounts in thousands)	2003	2002

Mortgage Servicing Rights
Balance at beginning of period	$7,420,946	$7,051,562
Additions	5,060,445	2,671,394
Securitization of MSRs	(1,092,114)	(539,556)
Amortization	(1,586,158)	(799,122)
Application of valuation allowance to write down permanently impaired MSRs	(2,114,034)	(1,204,989)

Balance before valuation allowance at end of period	7,689,085	7,179,289

Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	(2,036,013)	(935,480)
Additions	(1,762,830)	(2,734,359)
Application of valuation allowance to write down permanently impaired MSRs	2,114,034	1,204,989
Application of valuation allowance to securitization of MSRs	—	25,810

Balance at end of period	(1,684,809)	(2,439,040)

Mortgage Servicing Rights, net	$6,004,276	$4,740,249

The following table summarizes the Company’s estimate of amortization of the existing MSR asset for the five-year period ending September 30, 2008. This projection was developed using the assumptions made by management in its September 30, 2003 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

(Dollar amounts in thousands)	Estimated MSR
Year Ended September 30,	Amortization

2004	$1,716,966
2005	1,359,727
2006	1,078,254
2007	840,311
2008	656,410

Five year total	$5,651,668

NOTE 4 – TRADING SECURITIES

Trading securities, which consist of trading securities owned and trading securities pledged as collateral, at September 30, 2003 and December 31, 2002 include the following:

(Dollar amounts in thousands)	September 30, 2003	December 31, 2002

Mortgage pass-through securities:
Fixed-rate	$6,181,048	$6,948,203
Adjustable-rate	440,393	446,770

	6,621,441	7,394,973
Collateralized mortgage obligations	1,326,488	959,881
Agency debentures	340,126	266,699
Other	123,378	71,167

	$8,411,433	$8,692,720

As of September 30, 2003, $7.5 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty has the contractual right to sell or re-pledge $3.5 billion.

NOTE 5 – SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

As of September 30, 2003, the Company had accepted collateral with a fair value of $8.1 billion for which it had the contractual ability to sell or re-pledge. As of September 30, 2003, the Company had re-pledged $7.0 billion of such collateral for financing purposes.

As of December 31, 2002, the Company had accepted collateral with a fair value of $5.9 billion for which it had the contractual ability to sell or re-pledge. As of December 31, 2002, the Company had re-pledged $5.7 billion of such collateral for financing purposes.

NOTE 6 – LOANS HELD FOR INVESTMENT

Loans held for investment as of September 30, 2003 and December 31, 2002 include the following:

	September 30,	December 31,
(Dollar amounts in thousands)	2003	2002

Mortgage loans	$15,223,916	$2,245,419
Warehouse lending advances secured by mortgage loans	2,592,535	2,159,289
Defaulted FHA-insured and VA-guaranteed mortgage loans repurchased from securities	1,016,832	1,707,767

	18,833,283	6,112,475
Allowance for loan losses	(52,492)	(42,049)

	$18,780,791	$6,070,426

At September 30, 2003, mortgage loans held for investment totaling $4.1 billion and $4.8 billion were pledged to secure securities sold under agreements to repurchase and Federal Home Loan Bank advances, respectively.

At September 30, 2003, the Company had accepted mortgage loan collateral with a fair value of $2.9 billion securing warehouse lending advances for which it had the contractual ability to sell or re-pledge. As of September 30, 2003, no such mortgage loan collateral had been re-pledged.

NOTE 7 – INVESTMENTS IN OTHER FINANCIAL INSTRUMENTS

Investments in other financial instruments at September 30, 2003 and December 31, 2002 include the following:

(Dollar amounts in thousands)	September 30, 2003	December 31, 2002

Home equity AAA asset-backed securities	$5,410,721	$3,470,858
Securitized excess servicing fees	422,608	—
Servicing hedge instruments:
Derivative instruments	929,297	1,592,550
Principal-only securities	228,690	779,125

Total servicing hedge instruments	1,157,987	2,371,675
Other interests retained in securitization:
Subprime residual securities	416,729	71,251
Prime home equity residual securities	387,961	437,060
Subprime AAA interest-only securities	363,363	522,985
Prime home equity line of credit transferor’s interest	240,543	233,658
Nonconforming interest-only and principal-only securities	162,074	150,967
Prime home equity interest-only securities	47,625	109,438
Other	133,878	78,241

Total other interests retained in securitization	1,752,173	1,603,600
Insurance and banking segments investment portfolios:
Mortgage-backed securities	4,421,489	3,204,737
U.S. Treasury securities and obligations of U.S Government corporations and agencies	203,008	247,470
Other	179	3,575

Investments in other financial instruments	$13,368,165	$10,901,915

All of the securities listed above are classified as available-for-sale, with the exception of securitized excess servicing fees, which are accounted for as trading securities.

At September 30, 2003, the Company had pledged $5.2 billion of home equity AAA asset-backed securities to secure repurchase agreements, and $2.2 billion of mortgage-backed securities to secure Federal Home Loan Bank advances.

Amortized cost and fair value of available-for-sale securities at September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Home equity AAA asset-backed securities	$5,227,739	$182,982	$—	$5,410,721
Other interests retained in securitization	1,594,204	160,235	(2,266)	1,752,173
Principal-only securities	216,196	12,494	—	228,690
Mortgage-backed securities	4,450,155	19,090	(47,756)	4,421,489
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	199,309	12,405	(8,706)	203,008
Other	177	2	—	179

	$11,687,780	$387,208	$(58,728)	$12,016,260

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	Cost	Gains	Losses	Value

Home equity AAA asset-backed securities	$3,366,477	$104,381	$—	$3,470,858
Other interests retained in securitization	1,452,467	151,133	—	1,603,600
Principal-only securities	746,479	34,212	(1,566)	779,125
Mortgage-backed securities	3,179,332	25,414	(9)	3,204,737
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	237,076	10,394	—	247,470
Other	2,267	1,449	(141)	3,575

	$8,984,098	$326,983	$(1,716)	$9,309,365

Gross gains and losses realized on the sales of available-for-sale securities are as follows:

	Nine Months Ended September 30,

(Dollar amounts in thousands)	2003	2002

Home Equity:
Gross realized gains	$—	$132,355
Gross realized losses	—	—

Net	—	132,355

Other interests retained in securitization:
Gross realized gains	21,081	11,641
Gross realized losses	(8,521)	(11,388)

Net	12,560	253

Principal-only securities:
Gross realized gains	91,982	308,488
Gross realized losses	—	(35,369)

Net	91,982	273,119

Mortgage-backed securities:
Gross realized gains	4,600	4,470
Gross realized losses	(117)	(269)

Net	4,483	4,201

U.S. Treasury securities and obligations of U.S Government corporations and agencies:
Gross realized gains	2,675	6,692
Gross realized losses	—	(1,498)

Net	2,675	5,194

Other:
Gross realized gains	1,334	10,620
Gross realized losses	—	(11,708)

Net	1,334	(1,088)

Total gains and losses on available-for-sale securities:
Gross realized gains	121,672	474,266
Gross realized losses	(8,638)	(60,232)

Net	$113,034	$414,034

NOTE 8 – OTHER ASSETS

Other assets as of September 30, 2003 and December 31, 2002 include the following:

(Dollar amounts in thousands)	September 30, 2003	December 31, 2002

Securities broker-dealer receivables	$2,577,171	$544,296
Derivative margin accounts	1,145,011	919,749
Reimbursable servicing advances	786,567	647,284
Receivables from sale of securities	506,188	1,452,513
Borrowers principal and interest payments due from servicer	360,255	60,499
Investment in Federal Reserve Bank and Federal Home Loan Bank stock	296,360	67,820
Interest receivable	226,600	141,148
Capitalized software, net	205,445	188,435
Federal funds sold	203,000	—
Prepaid expenses	199,114	168,678
Other assets	801,714	493,237

	$7,307,425	$4,683,659

At September 30, 2003, the Company had pledged $2.3 billion of other assets to secure repurchase agreements, of which the counterparty has the right to sell or re-pledge $1.0 billion.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company routinely enters into short-term financing arrangements to sell securities under agreements to repurchase. All securities underlying repurchase agreements are held in safekeeping by securities broker-dealers or banks. All agreements are to repurchase the same, or substantially identical, securities. At September 30, 2003, repurchase agreements were secured by $8.8 billion of loans and Mortgage-Backed Securities (MBS) held for sale, $7.5 billion of trading securities, $7.0 billion of securities purchased under agreements to resell, $5.2 billion in investments in other financial instruments, $4.1 billion of loans held for investment, and $2.3 billion of other assets.

NOTE 10 - NOTES PAYABLE

Notes payable as of September 30, 2003 and December 31, 2002 consist of the following:

(Dollar amounts in thousands)	September 30, 2003	December 31, 2002

Asset-backed commercial paper	$10,328,612	$—
Unsecured commercial paper	200,000	123,207
Medium-term notes, various series:
Fixed-rate	12,778,519	13,065,268
Floating-rate	5,131,023	3,695,624

	17,909,542	16,760,892
Federal Home Loan Bank advances	5,150,000	1,000,000
Convertible debentures	513,915	510,084
Secured notes payable	28,424	21,553
Secured revolving credit facility	—	878,052

	$34,130,493	$19,293,788

Asset-Backed Commercial Paper

In April 2003, the Company formed a wholly-owned special purpose entity for the purpose of issuing short-term Secured Liquidity Notes (“SLNs”) to finance certain of its mortgage loan inventory. SLNs are issued with maturities of up to 180 days, extendable to 300 days. The contractual maximum amount of SLNs outstanding, based on commitments from underlying credit enhancers, was $17.2 billion at September 30, 2003. The Company has pledged $11.0 billion in mortgage loans to secure the SLNs outstanding at September 30, 2003. The weighted average interest rate borne by the SLNs outstanding on September 30, 2003 was 1.13%.

Medium-Term Notes

During the nine months ended September 30, 2003, Countrywide Home Loans, Inc. (“CHL”), the Company’s principal mortgage banking subsidiary, issued medium-term notes under shelf registration statements or pursuant to its Euro medium-term note program as follows:

	Outstanding Balance			Interest Rate		Maturity Date

(Dollar amounts in	Floating	Fixed
thousands)	Rate	Rate	Total	From	To	From	To

Series K	$880,000	$30,000	$910,000	1.36%	6.00%	January 2004	January 2018
Series L	$2,307,000	$1,025,000	$3,332,000	1.27%	6.00%	April 2004	May 2023
Euro Notes	$85,543	$592,650	$678,193	1.39%	2.37%	March 2004	June 2006

Of the $3.3 billion of floating-rate medium term notes issued by the Company during the nine months ended September 30, 2003, $1.1 billion were effectively converted to fixed-rate debt using interest rate swap contracts.

Of the $1.6 billion of fixed-rate medium term notes issued by the Company during the nine months ended September 30, 2003, $140.5 million were effectively converted to floating-rate debt using interest rate swap contracts.

During the nine months ended September 30, 2003, CHL redeemed $3.8 billion of maturing medium-term notes. As of September 30, 2003, $1.3 billion foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Yen, Deutsche Marks, French Francs, Portuguese Escudos, and Eurodollars. The Company has executed currency swap transactions that have the effect of translating the foreign currency-denominated medium-term notes into borrowings denominated in United States Dollars.

Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $5.2 billion at September 30, 2003, an increase of $4.2 billion from December 31, 2002. These advances all bear interest at fixed rates ranging from 1.69% to 4.29% and have maturity dates ranging from August 2005 through September 2010. At September 30, 2003, the Company had pledged $2.2 billion in mortgage-backed securities and $4.8 billion in loans held for investment to secure the advances.

NOTE 11 - COMPANY-OBLIGATED CAPITAL SECURITIES OF SUBSIDIARY TRUSTS

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

NOTE 12 - DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk through the natural counterbalance of its loan production and servicing businesses. In addition, the Company utilizes various financial instruments, including derivatives, to manage the interest rate risk related specifically to its committed pipeline, mortgage loan inventory and MBS held for sale, MSRs and other retained interests, trading securities, as well as a portion of its debt. The overall objective of the Company’s interest rate risk management activities is to reduce the variability of reported earnings caused by changes in interest rates.

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

In general, the risk management activities connected with 82% or more of the fixed-rate Mortgage Inventory is accounted for as a “fair value” hedge. The Company recognized pre-tax losses of $30.8 million and pretax gains of $12.3 million, representing the ineffective portion of such fair value hedges of Mortgage Inventory, for the nine months ended September 30, 2003 and 2002, respectively. These amounts, along with the change in the fair value of the derivative instruments that were not designated as hedge instruments, are included in gain on sale of loans and securities in the statement of earnings.

IRLCs are derivative instruments. As such, IRLCs are recorded at fair value with changes in fair value recognized in current period earnings (as a component of gain on sale of loans and securities). Because IRLCs are derivatives, the risk management activities related to the IRLCs do not qualify for hedge accounting. The “freestanding” derivative instruments that are used to manage the interest rate risk associated with the IRLCs are marked to fair value and recorded as a component of gain on sale of loans in the statement of earnings.

Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Other Retained Interests

MSRs and other retained interests, specifically interest-only securities and residual securities, are generally subject to a loss in value, or impairment, when mortgage interest rates decline. To moderate the effect of impairment on earnings, the Company maintains a portfolio of financial instruments, including derivatives, which increase in aggregate value when interest rates decline. This portfolio of financial instruments is collectively referred to as the “Servicing Hedge.” During the nine months ended September 30, 2003 and 2002, none of the derivative instruments included in the Servicing Hedge was designated as a hedge under SFAS 133. The change in fair value of these derivative instruments was recorded in current period earnings as a component of Servicing Hedge gains and losses.

The financial instruments that comprise the Servicing Hedge include options on interest rate futures and MBS, interest rate swaptions, interest rate floors, interest rate caps, interest rate swaps, and principal-only securities. With respect to the interest rate floors, options on interest rate futures and MBS, interest rate caps and swaptions, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. With respect to the interest rate swap contracts outstanding as of September 30, 2003, the Company estimates that its maximum exposure to loss over the various contractual terms is $483.0 million. The Company derives its estimates of loss exposure based upon observed volatilities in the interest rate options market. Using the currently observed volatilities, Management estimates, to a 95% confidence level, the maximum potential rate changes over a one-year time horizon. Management then estimates the Company’s exposure to loss based on the estimated maximum adverse rate change as of the measurement date.

Risk Management Activities Related to Issuance of Long-Term Debt

The Company enters into interest rate swap contracts which enable it to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt and to enable the Company to convert a portion of its foreign currency-denominated fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt. These transactions are designed as “fair value” hedges under SFAS 133. For the nine months ended September 30, 2003, the Company recognized pre-tax losses of $0.1 million, representing the ineffective portion of such fair value hedges of debt. For the nine months ended September 30, 2002, the Company recognized pre-tax gains of $3.1 million, representing the ineffective portion of such fair value hedges of debt. These amounts are included in interest charges in the statements of earnings.

In addition, the Company enters into interest rate swap contracts which enable it to convert a portion of its floating-rate, long-term debt to fixed-rate, long-term debt and to convert a portion of its foreign currency-denominated, fixed-rate, long-term debt to U.S. dollar fixed-rate debt. These transactions are designed as “cash flow” hedges. For the nine months ended September 30, 2003 and 2002, the Company recognized pre-tax losses of $0.1 million and $0.5 million, respectively, representing the ineffective portion of such cash flow hedges. As of September 30, 2003, deferred net gains or losses on derivative instruments included in other comprehensive income that are expected to be reclassified as earnings during the next 12 months are not material.

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

NOTE 13 - SEGMENTS AND RELATED INFORMATION

The Company has five business segments: Mortgage Banking, Capital Markets, Banking, Insurance, and Global Operations.

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

The Global Operations segment operations include those of Global Home Loans Limited, a provider of loan origination processing and servicing in the United Kingdom; UK Valuation Limited, a provider of property valuation services in the UK; and Countrywide International Technology Holdings Limited, a licensor of loan origination processing, servicing, and residential real estate value assessment technology.

Included in the tables below labeled “Other” are the holding company’s activities and certain reclassifications required to conform management reporting to the consolidated financial statements:

For the Quarter Ended September 30, 2003

	Mortgage Banking

(Dollars are	Loan	Loan
in thousands)	Production	Servicing	Closing Services	Total

Revenues External	$2,255,066	$202,900	$57,562	$2,515,528
Inter-segment	(36,088)	20,320	—	(15,768)

Total Revenues	$2,218,978	$223,220	$57,562	$2,499,760

Segment Earnings (pre-tax)	$1,414,850	$73,650	$27,017	$1,515,517

Segment Assets	$38,208,128	$11,489,260	$76,527	$49,773,915

[Additional columns below]

[Continued from above table, first column(s) repeated]

For the Quarter Ended September 30, 2003

	Other Businesses

(Dollars are				Global			Grand
in thousands)	Capital Markets	Banking	Insurance	Operations	Other	Total	Total

Revenues External	$172,697	$120,190	$216,304	$47,806	$(20,426)	$536,571	$3,052,099
Inter-segment	24,509	531	—	—	(9,272)	15,768	—

Total Revenues	$197,206	$120,721	$216,304	$47,806	$(29,698)	$552,339	$3,052,099

Segment Earnings (pre-tax)	$135,064	$84,516	$30,600	$8,123	$72	$258,375	$1,773,892

Segment Assets	$22,340,878	$18,898,718	$1,499,957	$168,444	$(254,772)	$42,653,225	$92,427,140

For the Quarter Ended September 30, 2002

	Mortgage Banking

(Dollars are	Loan	Loan
in thousands)	Production	Servicing	Closing Services	Total

Revenues External	$1,157,617	$(313,017)	$40,134	$884,734
Inter-segment	(13,955)	9,208	—	(4,747)

Total Revenues	$1,143,662	$(303,809)	$40,134	$879,987

Segment Earnings (pre-tax)	$677,295	$(434,939)	$16,848	$259,204

Segment Assets	$12,614,777	$10,929,669	$58,631	$23,603,077

[Additional columns below]

[Continued from above table, first column(s) repeated]

For the Quarter Ended September 30, 2002

	Other Businesses

(Dollars are				Global			Grand
in thousands)	Capital Markets	Banking	Insurance	Operations	Other	Total	Total

Revenues External	$92,675	$37,160	$175,414	$27,065	$(6,339)	$325,975	$1,210,709
Inter-segment	7,787	(1,215)	—	—	(1,825)	4,747	—

Total Revenues	$100,462	$35,945	$175,414	$27,065	$(8,164)	$330,722	$1,210,709

Segment Earnings (pre-tax)	$55,048	$21,506	$24,963	$992	$2,495	$105,004	$364,208

Segment Assets	$13,406,574	$6,573,767	$1,314,154	$133,372	$179,257	$21,607,124	$45,210,201

For the Nine Months Ended September 30, 2003

	Mortgage Banking

(Dollars are	Loan	Loan
in thousands)	Production	Servicing	Closing Services	Total

Revenues External	$5,734,222	$(969,820)	$171,588	$4,935,990
Inter-segment	(116,698)	48,745	—	(67,953)

Total Revenues	$5,617,524	$(921,075)	$171,588	$4,868,037

Segment Earnings (pre-tax)	$3,506,943	$(1,316,629)	$81,872	$2,272,186

Segment Assets	$38,208,128	$11,489,260	$76,527	$49,773,915

[Additional columns below]

[Continued from above table, first column(s) repeated]

For the Nine Months Ended September 30, 2003

	Other Businesses

(Dollars are				Global			Grand
in thousands)	Capital Markets	Banking	Insurance	Operations	Other	Total	Total

Revenues External	$438,643	$281,331	$604,933	$141,879	$(58,652)	$1,408,134	$6,344,124
Inter-segment	89,763	6,796	—	—	(28,606)	67,953	—

Total Revenues	$528,406	$288,127	$604,933	$141,879	$(87,258)	$1,476,087	$6,344,124

Segment Earnings (pre-tax)	$346,227	$195,127	$92,373	$13,694	$175	$647,596	$2,919,782

Segment Assets	$22,340,878	$18,898,718	$1,499,957	$168,444	$(254,772)	$42,653,225	$92,427,140

For the Nine Months Ended September 30, 2002

	Mortgage Banking

(Dollars are	Loan	Loan
in thousands)	Production	Servicing	Closing Services	Total

Revenues External	$2,695,955	$(527,567)	$108,960	$2,277,348
Inter-segment	(42,946)	21,213	—	(21,733)

Total Revenues	$2,653,009	$(506,354)	$108,960	$2,255,615

Segment Earnings (pre-tax)	$1,492,567	$(859,575)	$45,274	$678,266

Segment Assets	$12,614,777	$10,929,669	$58,631	$23,603,077

[Additional columns below]

[Continued from above table, first column(s) repeated]

For the Nine Months Ended September 30, 2002

	Other Businesses

(Dollars are				Global			Grand
in thousands)	Capital Markets	Banking	Insurance	Operations	Other	Total	Total

Revenues External	$230,949	$82,618	$470,569	$70,966	$(9,667)	$845,435	$3,122,783
Inter-segment	32,703	(5,360)	—	—	(5,610)	21,733	—

Total Revenues	$263,652	$77,258	$470,569	$70,966	$(15,277)	$867,168	$3,122,783

Segment Earnings (pre-tax)	$132,107	$47,928	$73,384	$(783)	$4,674	$257,310	$935,576

Segment Assets	$13,406,574	$6,573,767	$1,314,154	$133,372	$179,257	$21,607,124	$45,210,201

NOTE 14 - REGULATORY AND AGENCY CAPITAL REQUIREMENTS

As the owner of Treasury Bank, the Company is subject to regulatory capital requirements imposed by the Board of Governors of the Federal Reserve System (“FRB”). The Company is also subject to U.S. Department of Housing and Urban Development, Fannie Mae, and Freddie Mac net worth requirements.

FRB regulatory capital is assessed for adequacy by three measures: Tier 1 Leverage Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital. Tier 1 Leverage Capital includes common shareholders’ equity and preferred stock and securities that meet certain guidelines detailed in the FRB’s capital regulations, less goodwill, the portion of MSRs not includable in regulatory capital (generally, the carrying value of MSRs in excess of Tier 1 Capital, net of associated deferred taxes) and other adjustments. Tier 1 Leverage Capital is measured with respect to average assets during the quarter. The Company is required to have a Tier 1 Leverage Capital ratio of 4.0% to be considered adequately capitalized and 5.0% to be considered well capitalized.

The Tier 1 Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. The Company is required to have a Tier 1 Risk-Based Capital ratio of 4.0% to be considered adequately capitalized and 6.0% to be considered well capitalized.

Total Risk-Based Capital includes preferred stock and securities excluded from Tier 1 Capital, as well as mandatory convertible debt and subordinated debt that meets certain regulatory criteria. The Total Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. The Company is required to have a Total Risk-Based Capital ratio of 8.0% to be considered adequately capitalized and 10.0% to be considered well capitalized.

The following table presents the actual capital ratios at September 30, 2003 and at December 31, 2002:

		September 30, 2003		December 31, 2002

	Minimum
(Dollar amounts in thousands)	Required(1)	Ratio	Amount	Ratio	Amount

Tier 1 Leverage Capital	5.0%	7.3%	$7,510,819	7.6%	$4,703,839
Risk-Based Capital
Tier 1	6.0%	12.1%	$7,510,819	12.2%	$4,703,839
Total	10.0%	12.9%	$7,990,142	13.6%	$5,230,840

(1)  Minimum required to qualify as “well-capitalized” status by the FRB.

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

NOTE 16 – SUBSEQUENT EVENTS

On October 23, 2003, the Company’s Board of Directors declared a dividend of $0.20 per common share, payable December 1, 2003, to shareholders of record on November 12, 2003.

On October 23, 2003, the Company’s Board of Directors declared a 4-for-3 stock split to be effected as a stock dividend payable on December 17, 2003 to stockholders of record on December 2, 2003.

NOTE 17 - SUMMARIZED FINANCIAL INFORMATION

Summarized financial information for Countrywide Financial Corporation and subsidiaries is as follows:

	September 30, 2003

			Consolidated
	Countrywide	Countrywide	Countrywide
	Financial	Home	Capital
(Dollar amounts in thousands)	Corporation	Loans, Inc.	Trusts

Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$29,378,085	$—
Mortgage servicing rights, net	—	6,004,276	—
Other assets	8,867,501	15,955,607	1,051,835

Total assets	$8,867,501	$51,337,968	$1,051,835

Deposit liabilities	—	—	—
Indebtedness	$1,265,292	$43,052,908	$30,943
Other liabilities	89,716	5,336,624	20,892
Company-obligated mandatorily redeemable capital trust pass-through securities	—	—	1,000,000
Equity	7,512,493	2,948,436	—

Total liabilities and equity	$8,867,501	$51,337,968	$1,051,835

[Additional columns below]

[Continued from above table, first column(s) repeated]

	September 30, 2003

	Other
(Dollar amounts in thousands)	Subsidiaries	Eliminations	Consolidated

Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$22,208	$—	$29,400,293
Mortgage servicing rights, net	—	—	6,004,276
Other assets	69,458,834	(38,311,206)	57,022,571

Total assets	$69,481,042	$(38,311,206)	$92,427,140

Deposit liabilities	$9,160,567	$—	$9,160,567
Indebtedness	53,020,267	(31,463,879)	65,905,531
Other liabilities	3,566,477	(165,160)	8,848,549
Company-obligated mandatorily redeemable capital trust pass-through securities	—	—	1,000,000
Equity	3,733,731	(6,682,167)	7,512,493

Total liabilities and equity	$69,481,042	$(38,311,206)	$92,427,140

	Nine Months Ended September 30, 2003

			Consolidated
	Countrywide	Countrywide	Countrywide
	Financial	Home	Capital	Other
(Dollar amounts in thousands)	Corporation	Loans, Inc.	Trusts	Subsidiaries	Eliminations	Consolidated

Statements of Earnings:
Revenues	$58,627	$3,906,744	$—	$2,529,365	$(150,612)	$6,344,124
Expenses	6,432	2,259,652	—	1,308,652	(150,394)	3,424,342
Provision for income taxes	19,834	625,895	—	464,999	(165)	1,110,563
Equity in net earnings of subsidiaries	1,776,858	—	—	—	(1,776,858)	—

Net earnings	$1,809,219	$1,021,197	$—	$755,714	$(1,776,911)	$1,809,219

	December 31, 2002

			Consolidated
	Countrywide	Countrywide	Countrywide
	Financial	Home	Capital
(Dollar amounts in thousands)	Corporation	Loans, Inc.	Trusts

Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$14,055,045	$—
Mortgage servicing rights, net	—	5,384,933	—
Other assets	5,985,027	12,011,287	517,202

Total assets	$5,985,027	$31,451,265	$517,202

Deposit liabilities	$—	$—	$—
Indebtedness	745,997	23,522,271	15,479
Other liabilities	77,897	5,699,928	1,723
Company-obligated mandatorily redeemable capital trust pass-through securities	—	—	500,000
Equity	5,161,133	2,229,066	—

Total liabilities and equity	$5,985,027	$31,451,265	$517,202

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002

	Other
(Dollar amounts in thousands)	Subsidiaries	Eliminations	Consolidated

Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$970,572	$—	$15,025,617
Mortgage servicing rights, net	—	—	5,384,933
Other assets	38,429,611	(19,322,894)	37,620,233

Total assets	$39,400,183	($19,322,894)	$58,030,783

Deposit liabilities	$3,114,271	$—	$3,114,271
Indebtedness	32,258,324	(14,613,444)	41,928,627
Other liabilities	1,605,333	(58,129)	7,326,752
Company-obligated mandatorily redeemable capital trust pass-through securities	—	—	500,000
Equity	2,422,255	(4,651,321)	5,161,133

Total liabilities and equity	$39,400,183	($19,322,894)	$58,030,783

	Nine Months Ended September 30, 2002

			Consolidated
	Countrywide	Countrywide	Countrywide
	Financial	Home	Capital	Other
(Dollar amounts in thousands)	Corporation	Loans, Inc.	Trusts	Subsidiaries	Eliminations	Consolidated

Statements of Earnings:
Revenues	$6,128	$1,700,970	$—	$1,464,836	$(49,151)	$3,122,783
Expenses	7,228	1,361,050	—	868,080	(49,151)	2,187,207
Provision for income taxes	(412)	127,421	—	221,665	—	348,674
Equity in net earnings of subsidiaries	587,590	—	—	—	(587,590)	—

Net earnings	$586,902	$212,499	$—	$375,091	$(587,590)	$586,902

Summarized information for Countrywide Capital Trusts is as follows:

	September 30, 2003

	Countrywide	Countrywide	Countrywide
(Dollar amounts in thousands)	Capital IV	Capital Trust	Capital III	Consolidated

Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$—	$—	$—
Mortgage servicing rights, net	—	—	—	—
Other assets	524,298	316,496	211,041	1,051,835

Total assets	$524,298	$316,496	$211,041	$1,051,835

Deposit liabilities	$—	$—	$—	$—
Indebtedness	15,464	9,279	6,200	30,943
Other liabilities	8,834	7,217	4,841	20,892
Company-obligated mandatorily redeemable capital trust pass-through securities	500,000	300,000	200,000	1,000,000
Equity	—	—	—	—

Total liabilities and equity	$524,298	$316,496	$211,041	$1,051,835

Nine Months Ended September 30, 2003

	Countrywide	Countrywide	Countrywide
(Dollar amounts in thousands)	Capital IV	Capital Trust	Capital III	Consolidated

Statements of Earnings:
Revenues	$—	$—	$—	$—
Expenses	—	—	—	—
Provision for income taxes	—	—	—	—
Equity in net earnings of subsidiaries	—	—	—	—

Net earnings	$—	$—	$—	$—

	December 31, 2002

	Countrywide	Countrywide	Countrywide
(Dollar amounts in thousands)	Capital IV	Capital Trust	Capital III	Consolidated

Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$—	$—	$—
Mortgage servicing rights, net	—	—	—	—
Other assets	—	310,310	206,892	517,202

Total assets	$—	$310,310	$206,892	$517,202

Deposit liabilities	$—	$—	$—	$—
Indebtedness	—	9,279	6,200	15,479
Other liabilities	—	1,031	692	1,723
Company-obligated mandatorily redeemable capital trust pass-through securities	—	300,000	200,000	500,000
Equity	—	—	—	—

Total liabilities and equity	$—	$310,310	$206,892	$517,202

Nine Months Ended September 30, 2002

	Countrywide	Countrywide	Countrywide
(Dollar amounts in thousands)	Capital IV	Capital Trust	Capital III	Consolidated

Statements of Earnings:
Revenues	$—	$—	$—	$—
Expenses	—	—	—	—
Provision for income taxes	—	—	—	—
Equity in net earnings of subsidiaries	—	—	—	—

Net earnings	$—	$—	$—	$—

NOTE 18 – RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. The adoption of SFAS 149 did not have a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB issued FAS 150-3 deferring the effective date of SFAS 150 for certain mandatorily redeemable noncontrolling interests. The adoption of the remainder of SFAS 150 did not have a material effect on the Company's financial condition or results of operation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The fair values of the Company’s retained interests are affected primarily by changes in mortgage interest rates and required market yields. Mortgage interest rates have decreased slightly during the year; at the same time, estimated market yields on retained interests have increased. These factors resulted in changes to key assumptions used in the valuation of the Company’s retained interests.

The long-term estimated weighted average prepayment speed (annual rate) for the MSRs was approximately 22% at December 31, 2002 and September 30, 2003, while the weighted average note rate in the owned servicing portfolio declined over that period from 6.9% to 6.1%. The MSR option-adjusted spread (“OAS”) at September 30, 2003 ranged from 4.5% for conventional, conforming MSRs to 8.5% for subprime MSRs. In comparison, the MSR OAS at December 31, 2002 ranged from 2.9% for conventional, conforming MSRs to 6.9% for subprime MSRs.

The long-term estimated weighted average prepayment speed (annual rate) for the other retained interests has decreased from 34% at December 31, 2002 to 33% at September 30, 2003. The discount rates on the other retained interests increased from 15% at December 31, 2002 to 19% at September 30, 2003.

At September 30, 2003, the Company’s investment in MSRs was stratified as follows:

(Dollar amounts in millions)	Total Portfolio

			Weighted
Mortgage	Principal	Percent	Average	MSR
Rate	Balance (1)	of Total	Maturity (Years)	Balance

6% and under	$267,759	48.7%	24.7	$3,320
6.01-7%	200,719	36.5%	26.7	2,019
7.01-8%	57,388	10.4%	25.7	453
8.01-9%	15,621	2.8%	25.2	131
9.01-10%	4,379	0.8%	24.4	41
over 10%	4,178	0.8%	21.5	40

	$550,044	100.0%		$6,004

(1)	Excludes subservicing and loans held for sale.

The Company computes MSR amortization by applying the ratio of current period MSR net cash flows to estimated total remaining undiscounted MSR net cash flows. The MSR amortization rate was 27% for the nine months ended September 30, 2003 as compared to 17% for the year ended December 31, 2002.

Quarter Ended September 30, 2003 Compared to the Quarter Ended September 30, 2002

CONSOLIDATED EARNINGS PERFORMANCE

The Company’s diluted earnings per share for the quarter ended September 30, 2003 was $7.70, a 343% increase over diluted earnings per share for the quarter ended September 30, 2002. Net earnings were $1,100.1 million, a 381% increase from the quarter ended September 30, 2002. This earnings performance was driven primarily by the increased level of mortgage loans produced by the Company—$125.9 billion—as compared to $63.6 billion for the year-ago period, combined with significantly improved earnings from the Company’s MSRs.

Industry-wide, residential mortgage originations were approximately $1,126 billion during the third quarter of 2003, up from approximately $670 billion in the third quarter of 2002 (Source: Fannie Mae). Approximately 71% of the residential mortgages produced in the third quarter of 2003 were refinancing transactions triggered primarily by historically low mortgage rates. The balance of mortgages produced related to home purchases. Partially fueled by the level of mortgage rates, activity in the U.S. housing market also reached record levels in the third quarter of 2003.

The increased demand for mortgages drove not only higher volumes but also high production margins. The combination of high volumes and margins increased Loan Production sector pre-tax earnings to $1,414.9 million for the quarter, an increase of $737.6 million from the year-ago period.

The pre-tax earnings in the Servicing sector, which incorporates the performance of the Company’s MSRs and other retained interests, was $73.7 million, an increase of $508.6 million over the year-ago period. This increase in pre-tax earnings was primarily attributable to recovery of MSR impairment, net of Servicing Hedge losses, totaling $230.6 in the current quarter, which was caused by the increase in mortgage rates during the period; as opposed to MSR impairment, net of Servicing Hedge gains, totaling $484.6 in the year-ago period.

These factors combined to produce pre-tax earnings of $1,515.5 million in the Mortgage Banking segment for the quarter ended September 30, 2003, an increase of 485% from the quarter ended September 30, 2002.

The Company’s non-mortgage banking businesses also were significant contributors to the earnings performance in the quarter ended September 30, 2003. In particular, the Capital Markets segment recorded pre-tax earnings of $135.1 million, as compared to $55.0 million in the year-ago period. This segment continued to benefit from robust activity in the mortgage securities market, as well as from a highly-favorable interest rate environment. In addition, the Banking segment increased its pre-tax earnings by $63.0 million over the year ago quarter, driven primarily by growth in assets in Treasury Bank. In total, non-mortgage banking businesses contributed $258.4 million in pre-tax earnings for the quarter ended September 30, 2003, an increase of 146% from the year-ago period.

OPERATING SEGMENT RESULTS

The Company’s pre-tax earnings by segment are summarized below:

	Quarter Ended September 30,

(Dollar amounts in thousands)	2003	2002

Mortgage Banking:
Production	$1,414,850	$677,295
Servicing	73,650	(434,939)
Loan Closing Services	27,017	16,848

Total Mortgage Banking	1,515,517	259,204

Other Businesses:
Capital Markets	135,064	55,048
Banking	84,516	21,506
Insurance	30,600	24,963
Global Operations	8,123	992
Other	72	2,495

Total Other Businesses	258,375	105,004

Pre-tax earnings	$1,773,892	$364,208

The Company’s mortgage loan production by segment and product is summarized below:

	Quarter Ended September 30,

(Dollar amounts in millions)	2003	2002

Segment:
Mortgage Banking	$113,324	$61,621
Capital Markets’ conduit acquisitions	8,009	1,861
Treasury Bank	4,598	153

	$125,931	$63,635

Product:
Prime	$115,003	$58,187
Prime Home Equity	5,390	3,048
Subprime	5,538	2,400

	$125,931	$63,635

MORTGAGE BANKING SEGMENT

The Mortgage Banking segment is comprised of three distinct sectors: Loan Production, Loan Servicing and Loan Closing Services.

Loan Production Sector

The Loan Production sector produces mortgage loans through the three production divisions of Countrywide Home Loan, Inc. (“CHL”) - Consumer Markets, Wholesale Lending and Correspondent Lending, as well as through Full Spectrum Lending, Inc. (“FSLI”).

The pre-tax earnings of the Loan Production sector are summarized below:

	Quarter Ended September 30,

	2003		2002

		Percent of		Percent of
		Loan		Loan
		Production		Production
(Dollar amounts in thousands)	Dollars	Volume	Dollars	Volume

Revenues	$2,218,978	1.96%	$1,143,662	1.86%
Expenses	804,128	0.71%	466,367	0.76%

Pre-tax earnings	$1,414,850	1.25%	$677,295	1.10%

Increased demand for residential mortgages enabled the Loan Production sector to achieve significant growth in revenues and earnings in the quarter ended September 30, 2003 compared to the year-ago period. This performance was enhanced by a significant increase in market share from the year ago period. Favorable market conditions enabled the Company to increase revenues earned on prime first mortgage loans, while high levels of productivity helped keep unit costs low. These factors combined to produce continued high profit margins (pre-tax earnings as a percentage of loan volume) for the Loan Production sector. The increase in revenues as a percentage of loan volume in the current period is attributable to increased margins on Prime First Mortgages partially offset by a shift in origination and sale mix toward Prime First Mortgage loans, which generally have lower revenues than home equity or subprime loans.

Overall loan production for the quarter ended September 30, 2003 increased 84% in comparison to the year-ago period. All divisions, in particular the Correspondent Lending Division, contributed to the increase in origination volume. The increase was due primarily to a rise in non-purchase loan production of 109%. An increase in purchase production of 43% also contributed to the higher origination volume. The increase in purchase loans is significant as this is the relatively stable growth component of the mortgage market, with average annual growth of 8% over the last 10 years. (The non-purchase, or refinance, component of the mortgage market is highly volatile as it is driven almost exclusively by prevailing mortgage rates.)

The following table shows total Mortgage Banking loan production volume by division:

	Mortgage Banking
	Loan Production
	Quarter Ended September 30,

(Dollar amounts in millions)	2003	2002

Correspondent Lending Division	$55,353	$26,274
Consumer Markets Division	32,199	16,623
Wholesale Lending Division	23,385	17,748
Full Spectrum Lending, Inc.	2,387	976

	$113,324	$61,621

The following table summarizes loan production by purpose and by interest rate type:

	Mortgage Banking
	Loan Production
	Quarter Ended September 30,

(Dollar amounts in millions)	2003	2002

Purpose:
Purchase	$33,778	$23,570
Non-purchase	79,546	38,051

	$113,324	$61,621

Interest Rate Type:
Fixed Rate	$90,957	$52,570
Adjustable Rate	22,367	9,051

	$113,324	$61,621

As shown in the following table, the volume of Prime Home Equity and Subprime mortgages produced (which is included in the Company’s total volume of loans produced) increased 77% during the current period from the prior period:

	Mortgage Banking
	Prime Home Equity and Subprime
	Mortgage Production
	Quarter Ended September 30,

(Dollar amounts in millions)	2003	2002

Prime Home Equity	$3,659	$2,902
Subprime	4,480	1,704

	$8,139	$4,606

Percent of total loan production	7.2%	7.5%

Prime Home Equity and Subprime loans carry higher profit margins historically and the demand for such loans is believed to be less rate sensitive than the demand for prime first mortgage loans. Consequently, Management believes these loans will be a significant component of the sector’s future growth, in particular if mortgage rates should rise significantly.

A major source of intrinsic value derived from the Company’s MSRs is the Company’s ability to retain its customers when they either refinance their loans or purchase new homes. The Company successfully retained a significant percentage of the customers who prepaid their mortgages during the period. The overall retention rate for the quarter ended September 30, 2003 was 37% as compared to 33% for the year-ago period. The retention rate increased for purchase customers and decreased for refinance customers. The retention rate for purchase customers was 31% for the quarter ended September 30, 2003 as compared to 12% for the year-ago quarter. The retention rate for refinance customers was 38% for the quarter ended September 30, 2003 as compared to 51% for the year-ago quarter.

During the quarter ended September 30, 2003, the Loan Production Sector operated at approximately 125% of planned operational capacity. The primary capacity constraint in the Company’s loan origination activities is the number of loan operations personnel it has on staff. Therefore, the Company measures planned capacity with reference to the number of its loan operations personnel multiplied by the number of loans it expects each available loan operations staff person to process under normal conditions. As volume decreased in the current quarter, the Company began to make reductions in the operations staff (which includes a significant number of temporary employees). From its peak, the total number of operations personnel has been reduced by approximately two thousand. As volume continues to moderate, additional reductions will be made to the operations staff. Concurrent with this reduction in operations personnel will be a reduction in productivity to more sustainable levels that likely will result in higher overall unit costs. The Company plans to continue building its sales staff despite any potential drop in loan origination volume as a primary means to continue increasing the Company’s market share.

The following table summarizes the Loan Production sector workforce:

	Workforce At
	September 30,

	2003	2002

Sales	8,295	5,387
Operations:
Regular employees	7,431	4,771
Temporary staff	981	1,736

	8,412	6,507
Production technology	696	420
Administration and support	1,848	953

	19,251	13,267

The Consumer Markets Division successfully grew its commissioned sales force during the period. At September 30, 2003, the commissioned sales force numbered 3,252, an increase of 281 during the quarter. The primary focus of the commissioned sales force is to increase overall purchase market share. The commissioned sales force contributed $8.3 billion in purchase originations during the quarter ended September 30, 2003, an 114% increase over the year-ago period. The purchase production generated by the commissioned sales force represented 72% of the Consumer Markets Division’s purchase production for the quarter ended September 30, 2003. At September 30, 2003, the Consumer Markets Division had 4 centralized processing units and 27 regional processing centers nationwide. During the quarter ended September 30, 2003, the regional processing centers handled 26% of the division’s total loan volume.

Like the Consumer Markets Division, the Wholesale Lending Division and FSLI continued to grow their sales forces as a core strategy to increase market share. At September 30, 2003, the sales force in the Wholesale Lending Division numbered 843, an increase of 4% during the quarter. FSLI expanded its sales force by 233, or 14%, during the quarter.

Loan Servicing Sector

The Loan Servicing sector reflects the performance of the Company’s investments in MSRs and other retained interests and associated risk management activities, as well as profits from subservicing activities in the United States. The Loan Servicing Sector includes a significant processing operation, consisting of 6,111 employees who service the Company’s 4.8 million mortgage customers. How effectively this servicing operation manages costs and generates ancillary income from the portfolio has a significant impact on the long-term performance of this sector.

The following table summarizes the results for the Loan Servicing sector:

	Quarter Ended September 30,

	2003		2002

		Percentage of		Percentage of
		Average		Average
		Servicing		Servicing
(Dollar amounts in thousands)	Amount	Portfolio*	Amount	Portfolio*

Revenues	$680,612	0.471%	$513,216	0.534%
Servicing Hedge gains (loss)	(114,854)	(0.079)%	1,625,097	1.691%
Amortization	(666,384)	(0.461)%	(297,132)	(0.309)%
Recovery (impairment)	345,477	0.239%	(2,109,650)	(2.195)%
Operating expense	(131,072)	(0.091)%	(116,657)	(0.122)%
Interest expense, net	(40,129)	(0.028)%	(49,813)	(0.052)%

Pre-tax income (loss)	$73,650	0.051%	$(434,939)	(0.453)%

Average Servicing Portfolio	$578,289,000		$384,384,000

*	Annualized

The Loan Servicing sector generated pre-tax income of $73.7 million during the recent period. Although prepayments remained high in the current quarter as reflected in an amortization charge of $666.4 million, mortgage rates increased resulting in an increase in the estimated fair value of the MSRs and recovery of previous MSR impairment of $345.5 million. In general, the value of the MSRs and other retained interests is closely linked to the estimated life of the underlying loans, which increased during the quarter due to the increase in mortgage rates. The amortization charge, net of impairment recovery was $320.9 million during the quarter ended September 30, 2003. The combined amortization and impairment charge was $2,406.8 million during the quarter ended September 30, 2002.

During the quarter ended September 30, 2003, the Servicing Hedge generated a loss of $114.9 million. This loss resulted from an increase in long term Treasury and swap rates, which indices underlie the derivatives and securities that constitute the essential component of the Servicing Hedge. Amortization less impairment recovery, net of the Servicing Hedge, was $435.8 million for the quarter ended September 30, 2003, a decrease of $345.9 million over the quarter ended September 30, 2002. In a stable interest rate environment, Management would expect no significant impairment and would expect to incur expenses related to the Servicing Hedge driven primarily by the composition of the hedge, the shape of the yield curve and the level of interest rate volatility.

During the quarter ended September 30, 2003, the Company continued to securitize a portion of its net servicing fees (“excess servicing”). Proceeds from the sale of these types of securities during the quarter amounted to $326.7 million. The remaining interest-only securities were classified as trading securities and included in “Investments in other financial instruments.” Management believes such securitizations enable the Company to improve the overall returns on its MSR investment and more efficiently manage its capital.

Despite the high level of prepayments, the Company increased its servicing portfolio to $606.1 billion at September 30, 2003, a 49% increase from September 30, 2002. At the same time, the overall weighted-average note rate of the loans serviced for others declined from 7.1% to 6.1%.

Loan Closing Services Sector

The LandSafe companies produced $27.0 million in pre-tax earnings, representing an increase of 60% from the year-ago period. The increase in LandSafe’s pre-tax earnings was primarily due to the increase in loan origination activity in the Loan Production sector.

NON-MORTGAGE BANKING BUSINESSES

The Company’s other business segments include Capital Markets, Banking, Insurance, and Global Operations. Combined pre-tax earnings from these other businesses increased $153.4 million, or 146%, in the quarter ended September 30, 2003 over the quarter ended September 30, 2002.

Capital Markets Segment

The Capital Markets segment achieved pre-tax earnings of $135.1 million for the quarter, an increase of $80.0 million, or 145%, from the year-ago period. Total revenues were $197.2 million, an increase of $96.7 million, or 96% compared to the year ago period. Total securities trading volume increased 51% to $822.4 billion. This performance was driven largely by a highly favorable operating environment consisting of a robust mortgage securities market, high mortgage securities price volatility, and low short-term financing costs.

The following table shows pre-tax earnings by company:

	Quarter Ended September 30,

(Dollar amounts in thousands)	2003	2002

Countrywide Securities Corporation (“CSC”)(1)	$116,402	$45,413
Countrywide Asset Management Corporation (“CAMCo”)	18,662	9,635

	$135,064	$55,048

(1)	Includes Countrywide Servicing Exchange, CCM International Ltd. and Countrywide Capital Markets, Inc.

The following table shows the composition of CSC’s trading volume, which includes trades with the Mortgage Banking segment, by instrument:

	Quarter Ended September 30,

(Dollar amounts in millions)	2003	2002

Mortgage-backed securities	$777,690	$503,840
Government agency debt	29,419	23,533
Asset-backed securities	11,730	15,885
Other	3,579	1,958

	$822,418	$545,216

The segment’s mortgage conduit activities generated $90.0 million in revenues during the quarter, compared to $30.3 million during the year-ago quarter. The combined amount of mortgage loans sold during the period that were acquired by the conduits totaled $13.0 billion.

Banking Segment

The Banking segment achieved pre-tax earnings of $84.5 million during the quarter ended September 30, 2003, as compared to $21.5 million for the year-ago period. Following is the composition of pre-tax earnings by company:

	Quarter Ended September 30,

(Dollar amounts in thousands)	2003	2002

Treasury Bank (“Bank”)	$65,555	$15,150
Countrywide Warehouse Lending (“CWL”)	24,512	6,827
Parent and allocated corporate overhead expenses	(5,551)	(471)

	$84,516	$21,506

The Bank produced pre-tax earnings of $65.6 million for the quarter, an increase of $50.4 million over the year-ago period. The overall increase was primarily due to an increase in net interest income arising from growth in average earning assets and increased profits of $8.3 million resulting from document custodian services provided to CHL. Average earning assets increased to $14.6 billion during the quarter, an increase of $10.9 billion in comparison to the year-ago period. Asset growth was funded primarily by the transfer of custodial balances controlled by CHL from third party banks to the Bank, Federal Home Loan Bank advances and growth in the Bank’s retail deposit base. As of September 30, 2003, $6.8 billion of custodial balances controlled by CHL were placed as deposits in the Bank. The Bank’s annual pre-tax return on assets for the quarter ended September 30, 2003 was 1.7% as compared to 1.6% for the year-ago quarter. The composition of the Bank’s assets was as follows:

(Dollar amounts in thousands)	September 30, 2003	December 31, 2002

Cash	$76,008	$163,547
Short-term investments	628,000	300,000
Mortgage loans, net	11,266,042	1,902,793
Investment securities classified as available-for-sale	3,576,483	2,590,789
Other assets	814,271	153,690

Total	$16,360,804	$5,110,819

CWL’s pre-tax earnings increased by $17.7 million during the quarter ended September 30, 2003 in comparison to the year-ago period, primarily due to growth in average outstanding mortgage warehouse advances partially offset by a decline in the average net spread from 2.1% during the quarter ended September 30, 2002 to 1.9% during the quarter ended September 30, 2003. For the current quarter, average mortgage warehouse advances outstanding were $5.2 billion, an increase of $3.7 billion in comparison to the year-ago period. The increase in warehouse advances was largely attributable to growth in the overall mortgage originations market.

Insurance Segment

The Insurance segment pre-tax earnings increased 23% over the year-ago period, to $30.6 million. The following table shows pre-tax earnings by business line:

	Quarter Ended September 30,

(Dollar amounts in thousands)	2003	2002

Carrier Operations:
Balboa Life and Casualty	$13,274	$5,571
Balboa Reinsurance Company	18,555	22,071

	31,829	27,642
Agency operations	3,901	1,463
Parent and allocated corporate overhead expenses	(5,130)	(4,142)

	$30,600	$24,963

The following table shows net earned premiums for the carrier operations:

	Quarter Ended September 30,

(Dollar amounts in thousands)	2003	2002

Carrier Operations:
Balboa Life and Casualty	$159,690	$125,785
Balboa Reinsurance Company	32,445	21,549

	$192,135	$147,334

The Company’s mortgage reinsurance business produced $18.6 million in pre-tax earnings a decrease of 16% over the year-ago period. Net earned premiums increased 51% driven by growth in the Company’s loan servicing portfolio. The increase in net earned premiums was offset by a $14.5 million increase in provision for insurance claims losses. Insurance claims reserves are a function of expected remaining losses and premiums.

The Company’s Life and Casualty insurance business produced pre-tax earnings of $13.3 million, an increase of $7.7 million from the comparable quarter in 2002. The growth in earnings was driven by a $33.9 million, or 27%, increase in net earned premiums during the quarter ended September 30, 2003 in comparison to the year-ago quarter. The growth in net earned premiums was primarily attributable to growth in lender-placed insurance.

Global Operations Segment

For the quarter ended September 30, 2003, the Global Operations segment’s pre-tax earnings totaled $8.1 million, representing an improvement of $7.1 million in comparison to the year-ago period. The increase in earnings was due to growth in the portfolio of mortgage loans subserviced and the number of new mortgage loans processed on behalf of Global Home Loan’s (GHL) minority joint venture partner, Barclays plc.

LINE ITEM DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS

Gain on Sale of Loans and Securities

Gain on sale of loans and securities is summarized below for the quarters ended September 30, 2003 and 2002:

	Quarter Ended September 30,

	2003		2002

		Percentage of		Percentage of
(Dollar amounts in thousands)	Dollars	Loans Sold	Dollars	Loans Sold

Mortgage Banking:
Prime First Mortgages	$1,868,580	1.71%	$807,871	1.39%
Subprime Mortgages	51,823	4.36%	129,000	6.41%
Prime Home Equity Mortgages	—	—	92,770	3.27%

Production sector	1,920,403	1.73%	1,029,641	1.71%
Re-performing loans	14,271	7.83%	15,629	4.73%

	1,934,674		1,045,270
Capital Markets:
Trading Securities	(31,072)		(24,909)
Conduit Activities	79,695		22,805

	48,623		(2,104)
Other	8,216		5,354

	$1,991,513		$1,048,520

Gain on sale of loans and securities increased in the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 primarily due to higher Prime First Mortgage loan production and sales volume combined with higher margins on Prime First Mortgages, partially offset by reduced sales of Subprime and Prime Home Equity Mortgages. Margins on Prime First Mortgages were high in both periods on a relative historical basis, due largely to the very favorable mortgage market environment that prevailed during those periods. That mortgage market was characterized by record consumer demand for mortgages and modest price competition by historical industry standards. Management expects margins, particularly on Prime First Mortgages, to decline in the future as the level of mortgage originations subsides.

The Company did not sell any Prime Home Equity Loans during the quarter. The Company plans to hold these loans as long-term investments in the form of securities and loans.

Capital Markets’ revenues from its trading activities consist of gains on the sale of securities and net interest income. In a very steep yield curve environment, which existed during both periods, trading revenues will derive largely or entirely from net interest income earned during the securities’ holding period. As the yield curve flattens, the mix of revenues will shift toward gain on sale of securities. The increase in Capital Markets’ gain on sale of loans related to its mortgage conduit activities was due to increased acquisitions and sales during the quarter ended September 30, 2003 in comparison to the year-ago period.

In general, gain on sale of loans and securities is affected by numerous factors, including the volume and mix of loans sold, production channel mix, the level of price competition, the slope of the yield curve, and the effectiveness of the Company’s associated interest rate risk management activities.

Net Interest Income

Net interest income is summarized below for the quarters ended September 30, 2003 and 2002:

	Quarter Ended September 30,

(Dollar amounts in thousands)	2003	2002

Net interest income (expense):
Mortgage loans and securities held for sale	$254,133	$102,765
Custodial balances	(76,355)	(11,242)
Servicing sector interest expense	(60,852)	(73,725)
Re-performing loans	32,021	30,975
Capital Markets securities trading portfolio	127,907	89,729
Insurance segment investments	7,353	4,868
Banking segment loans and securities	98,862	25,855
Home equity AAA asset-backed securities	31,592	8,467
Other	6,168	3,902

Net interest income	$420,829	$181,594

The increase in net interest income from mortgage loans and securities held for sale reflects an increase in the average mortgage inventory resulting from increased production during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

Net interest expense from custodial balances increased in the current period due to the substantial increase in loan payoffs over the year-ago period. The Company is obligated to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by the Company on the payoff float. The amount of such interest passed through to the security holders was $131.9 million and $54.8 million in the quarters ended September 30, 2003 and 2002, respectively. In addition, the earnings rate on the custodial balances, which is tied to short-term rates, declined from 1.6% during the quarter ended September 30, 2002 to 0.9% during the quarter ended September 30, 2003. Average custodial balances increased by $13.1 billion, or 119%, over the prior period, due largely to the increase in loan payoffs.

Interest expense allocated to the Loan Servicing sector decreased due to a decline in short-term rates (a portion of the Company’s long-term debt is variable-rate), combined with a decrease in total sector assets.

Re-performing loans are reinstated loans that had previously defaulted and were consequently re-purchased from mortgage securities issued by the Company or others. Such loans are subsequently securitized and re-sold. The increase in interest income related to this activity is a result of an increase in the average balance of such loans.

The increase in net interest income from the Capital Markets securities trading portfolio is attributable to an increase of 75% in the average inventory of securities held, partially offset by a decrease in the average net spread earned from 4.1% in the quarter ended September 30, 2002 to 3.2% in the quarter ended September 30, 2003. The decrease in the average net spread is the result of a flatter yield curve.

The increase in net interest income from the Banking segment was primarily attributable to growth in earning assets both in the Bank and CWL. Average assets in the Banking segment increased to $19.8 billion during the quarter, an increase of $14.6 billion over the year-ago quarter.

The increase in net interest income from home equity AAA asset-backed securities is due to an increase in the average inventory of securities held.

Loan Servicing Fees and Other Income from Retained Interests

Loan servicing fees and other income from retained interests are summarized below for the quarters ended September 30, 2003 and 2002:

	Quarter Ended September 30,

(Dollar amounts in thousands)	2003	2002

Service fees, net of guarantee fees	$497,924	$366,674
Income from other retained interests	134,267	63,013
Prepayment penalties	52,651	29,904
Late charges	39,232	32,972
Global Operations segment subservicing fees	22,089	11,763
Ancillary fees	18,082	14,170

	$764,245	$518,496

The increase in servicing fees, net of guarantee fees, was principally due to a 50% increase in the average servicing portfolio, partially offset by a reduction in the overall net service fee earned from 0.38% of the average portfolio balance during the quarter ended September 30, 2002 to 0.34% during the quarter ended September 30, 2003. The reduction in the overall net service fee was largely due to the securitization of excess service fees.

The increase in income from other retained interests was due primarily to a 45% increase in investment balances during the quarter ended September 30, 2003 combined with an increase in the effective yield of these investments from 20.6% in the quarter ended September 30, 2002 to 30.3% in the quarter ended September 30, 2003. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of nonconforming mortgage loans, particularly Subprime and Prime Home Equity loans.

Higher prepayment penalties in the quarter ended September 30, 2003 correspond to the increase in Subprime loan payoffs during the quarter.

The increase in subservicing fees earned in the Global Operations segment was primarily due to growth in the portfolio subserviced. The Global Operations subservicing portfolio was $96 billion and $60 billion at September 30, 2003 and 2002, respectively.

Amortization of Mortgage Servicing Rights

The Company recorded amortization of MSRs of $666.4 million during the quarter ended September 30, 2003 as compared to $297.1 million during the quarter ended September 30, 2002. The increase in amortization of MSRs was primarily due to a reduction in future estimated net MSR cash flows primarily due to forecasted higher mortgage prepayments when compared to the year-ago period.

Impairment or Recovery of Retained Interest and Servicing Hedge Gains (Losses)

Recovery of impairment and impairment of retained interests and Servicing Hedge gains and losses are detailed below for the quarters ended September 30, 2003 and 2002:

	Quarter Ended September 30,

(Dollar amounts in thousands)	2003	2002

Recovery of impairment/(impairment) of retained interests:
MSRs	$331,598	$(2,073,631)
Other retained interests (permanent)	13,879	(36,019)

	$345,477	$(2,109,650)

Servicing Hedge:
Hedge gains (losses) recorded through earnings	$(114,854)	$1,625,097

	$(114,854)	$1,625,097

The recovery of impairment of MSRs and other retained interests during the quarter ended September 30, 2003 resulted from an increase in the estimated fair value of those investments driven by an increase in mortgage rates during the quarter. Conversely, mortgage rates declined during the quarter ended September 30, 2002, resulting in MSR impairment of $2,073.6 million.

Rising mortgage rates in the future should result in an increase in the estimated fair value of the MSRs and recovery of all or a portion of the temporary impairment. The MSR amortization rate, which is tied to the expected net cash flows from the MSRs, likewise should decrease as mortgage rates rise.

During the quarter ended September 30, 2003, long-term Treasury and swap rates increased, resulting in a Servicing Hedge loss of $114.9 million. During the quarter ended September 30, 2002, the Servicing Hedge generated a gain of $1,625.1 million.

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

Commissions and Other Income

Commissions and other income consisted of the following for the quarters ended September 30, 2003 and 2002:

	Quarter Ended September 30,

(Dollar amounts in thousands)	2003	2002

Global Operations segment processing fees	$19,145	$12,518
Appraisal fees, net	18,417	12,900
Credit report fees, net	16,695	16,640
Title services	14,090	5,516
Insurance agency commissions	13,578	13,633
Other	37,213	35,243

	$119,138	$96,450

The increase in processing fees earned in the Global Operations segment was due to growth in the number of loans processed.

The increase in appraisal and title services fees is primarily due to the increased volume of mortgage loan originations in the Loan Production sector.

Compensation Expenses

Compensation expenses are summarized below for the quarters ended September 30, 2003 and 2002:

	Quarter Ended September 30, 2003

	Mortgage	Other	Corporate
(Dollar amounts in thousands)	Banking	Businesses	Administration	Total

Base salaries	$207,889	$50,996	$50,163	$309,048
Incentive bonus and commissions	312,845	43,298	16,872	373,015
Payroll taxes and benefits	105,143	17,967	15,756	138,866

Total compensation expenses	$625,877	$112,261	$82,791	$820,929

Average workforce, including temporary staff	27,277	5,047	3,287	35,611

	Quarter Ended September 30, 2002

	Mortgage	Other	Corporate
(Dollar amounts in thousands)	Banking	Businesses	Administration	Total

Base salaries	$133,150	$40,700	$38,668	$212,518
Incentive bonus and commissions	167,624	31,533	25,550	224,707
Payroll taxes and benefits	50,301	15,367	22,100	87,768

Total compensation expenses	$351,075	$87,600	$86,318	$524,993

Average workforce, including temporary staff	18,065	3,823	2,673	24,561

Compensation expenses increased $295.9 million, or 56%, during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

Compensation expenses in the Mortgage Banking segment increased primarily due to growth in the level of loan production activity. In the Loan Production sector, compensation expenses increased $255.5 million, or 89%, as a result of a 63% increase in average staff to support 84% higher loan production. Salaries rose 76% and incentive bonus and commissions rose 87%. The relative increase in incentive bonuses and commissions reflects a shift towards a more incentive-based compensation structure within the Loan Production sector. In the Loan Servicing sector, compensation expense rose $13.6 million, or 27%, as a result of an increase in average staff of 25% to support a 30% increase in the number of loans serviced and an 133% increase in the number of loan payoffs.

Compensation expenses increased in all other business segments reflecting the segments’ growth.

In the Insurance segment, compensation expenses increased by $0.3 million, or 1%, as a result of an increase of 7% in average staff to support growth of 30% in net earned premiums and growth in the Insurance segment’s third-party insurance tracking operation.

Banking segment compensation expenses increased by $6.7 million to accommodate the growth of the Bank’s operations, primarily in its labor-intensive mortgage document custodian business.

In the Capital Markets segment, incentive bonuses increased $10.4 million, or 37%, reflecting growth in revenues of 96%.

Occupancy and Other Office Expenses

Occupancy and other office expenses for the quarter ended September 30, 2003 increased by $44.0 million or 38%, primarily to accommodate personnel growth in the Loan Production sector, which accounted for 68% of the increase, as well as in the non-mortgage banking businesses, which accounted for 10% of the increase in this expense.

Insurance Claim Expenses

Insurance claim expenses were $103.2 million, or 54%, of net insurance premiums earned for the quarter ended September 30, 2003, as compared to $75.2 million, or 51%, of net insurance premiums earned for the quarter ended September 30, 2002. Balboa Life and Casualty’s loss ratio (including allocated loss adjustment expenses) decreased from 60% for the quarter ended September 30, 2002 to 56% for the quarter ended September 30, 2003, due to lower claims experience in both voluntary homeowners’ and lender-placed insurance lines. Insurance claims expenses of Balboa Reinsurance, which are a function of expected remaining losses and premiums, increased $14.5 million over the quarter ended September 30, 2002. Expected remaining premiums have declined due to an increase in estimated prepayments within the portfolio of insured loans.

Other Operating Expenses

Other operating expenses for the quarters ended September 30, 2003 and 2002 are summarized below:

	Quarter Ended September 30,

(Dollar amounts in thousands)	2003	2002

Professional fees	$43,109	$16,435
Insurance commission expense	33,398	32,260
Bad debt expense	27,474	18,768
Marketing expense	26,744	24,222
Travel and entertainment	16,603	11,441
Insurance	13,701	4,026
Software amortization and impairment	7,216	12,981
Other	27,464	11,742

	$195,709	$131,875

Professional fees increased from the prior period primarily due to increased legal costs and consulting services.

Insurance commission expense as a percentage of insurance premiums earned declined from 22% to 17% between the two periods primarily due to reduced contingent commissions accruing to insurance agents as a result of higher than anticipated insured losses on certain lender-placed auto policies. Contingent commissions are paid only on certain lender-placed auto policies sourced through agents.

Bad debt expense consists primarily of losses during the period arising from unreimbursed servicing advances on defaulted loans, credit losses arising from repurchased or indemnified loans and defaulted VA-guaranteed loans. The increase in bad debt expense is due to an increase in the number of such losses, primarily attributable to growth in the servicing portfolio. (See the “Credit Risk” section of this Report for a further discussion of credit risk.)

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

CONSOLIDATED EARNINGS PERFORMANCE

The Company’s diluted earnings per share for the nine months ended September 30, 2003 was $13.05, an 187% increase over diluted earnings per share for the nine months ended September 30, 2002. Net earnings were $1,809.2 million, a 208% increase from the nine months ended September 30, 2002. This earnings performance was driven primarily by the increased level of mortgage loans produced by the Company—$358.5 billion—as compared to $149.8 billion for the year-ago period, partially offset by a reduction in value of the Company’s MSRs and other retained interests.

Industry-wide, residential mortgage originations were approximately $2,987 billion during the first nine months of 2003, up from approximately $1,759 billion in the first nine months of 2002 (Source: Fannie Mae). Approximately 71% of the residential mortgages produced in the nine months ended September 30, 2003 were refinances triggered primarily by low mortgage rates. The balance of mortgages produced related to home purchases. Partially fueled by the level of mortgage rates, purchase activity in the U.S. housing market also reached record levels in the first nine months of 2003.

The continued high demand for mortgages drove not only high volumes but also high production margins. The combination of high volumes and margins yielded Loan Production sector pre-tax earnings of $3,506.9 million for the nine months, an increase of $2,014.4 million from the year-ago period.

The high levels of mortgage refinances and home purchases resulted in significant prepayments within the Company’s mortgage loan servicing portfolio during the period. This, along with the expectation of continued higher-than-normal prepayments in the future due to low mortgage rates, resulted in significant amortization and impairment of the Company’s MSRs and other retained interests. The combined amount of amortization and impairment of MSRs and other retained interests, net of Servicing Hedge gains, was $2,815.4 million, resulting in a pre-tax loss of $1,316.6 million in the Loan Servicing sector for the current nine months, $457.1 million more than the pre-tax loss in the year-ago period.

These factors combined to produce pre-tax earnings of $2,272.2 million in the Mortgage Banking segment for the nine months ended September 30, 2003, an increase of $1,593.9 million, or 235%, from the nine months ended September 30, 2002.

The Company’s non-mortgage banking businesses also were significant contributors to the earnings performance in the nine months ended September 30, 2003. In particular, the Capital Markets segment had pre-tax earnings of $346.2 million, as compared to $132.1 million in the year-ago period. This segment continued to benefit from robust activity in the mortgage securities market, as well as from a highly-favorable interest rate environment. In addition, the Banking segment increased its pre-tax earnings by $147.2 million over the year ago period, driven by growth in earnings assets in the Banking segment. In total, non-mortgage banking businesses contributed $647.6 million in pre-tax earnings for the nine months ended September 30, 2003, an increase of 152% from the year-ago period.

OPERATING SEGMENT RESULTS

The Company’s pre-tax earnings by segment are summarized below:

	Nine Months Ended September 30,

(Dollar amounts in thousands)	2003	2002

Mortgage Banking:
Production	$3,506,943	$1,492,567
Servicing	(1,316,629)	(859,575)
Loan Closing Services	81,872	45,274

Total Mortgage Banking	2,272,186	678,266

Other Businesses:
Capital Markets	346,227	132,107
Banking	195,127	47,928
Insurance	92,373	73,384
Global Operations	13,694	(783)
Other	175	4,674

Total Other Businesses	647,596	257,310

Pre-tax earnings	$2,919,782	$935,576

The Company’s mortgage loan production by segment and product is summarized below:

	Nine Months Ended September 30,

(Dollar amounts in millions)	2003	2002

Segment:
Mortgage Banking	$330,730	$144,446
Capital Markets’ conduit acquisitions	17,568	5,043
Treasury Bank	10,246	309

	$358,544	$149,798

Product:
Prime	$332,180	$135,283
Prime Home Equity	13,247	8,297
Subprime	13,117	6,218

	$358,544	$149,798

MORTGAGE BANKING SEGMENT

The Mortgage Banking segment is comprised of three distinct sectors: Loan Production, Loan Servicing and Loan Closing Services.

Loan Production Sector

The Loan Production sector produces mortgage loans through CHL’s three production divisions - Consumer Markets, Wholesale Lending and Correspondent Lending, as well as through Full Spectrum Lending, Inc.

The pre-tax earnings of the Loan Production Sector are summarized below:

	Nine Months Ended September 30,

(Dollar amounts in thousands)	2003		2002

		Percent of		Percent of
		Loan		Loan
		Production		Production
	Dollars	Volume	Dollars	Volume

Revenues	$5,617,524	1.70%	$2,653,009	1.84%
Expenses	2,110,581	0.64%	1,160,442	0.81%

Pre-tax earnings	$3,506,943	1.06%	$1,492,567	1.03%

Increased demand for residential mortgages enabled the Loan Production sector to achieve significant growth in revenues and earnings in the nine months ended September 30, 2003 compared to the year-ago period. This performance was enhanced by a significant increase in market share from the year ago period. Favorable market conditions enabled the Company to increase revenues earned on Prime First Mortgage loans, while high levels of productivity helped keep unit costs low. These factors combined to produce continued high profit margins (pre-tax earnings as a percentage of loan volume) for the Loan Production sector. The decline in revenues as a percentage of loan volume in the current period is attributable primarily to unsold loan production, which amounted to 9% of the loans produced during the nine months, as well as to a shift in the origination and sales mix toward Prime First Mortgage loans, which have lower revenues than Prime Home Equity or Subprime loans. Substantially all of the unsold loans were classified as held for sale at September 30, 2003.

Overall loan production for the nine months ended September 30, 2003 increased 129% in comparison to the year-ago period. All divisions, in particular Correspondent Lending, contributed to the increase in origination volume. The increase was due primarily to a rise in non-purchase loan production of 186%. An increase in purchase production of 46% also contributed to the higher origination volume. The increase in purchase loans is significant as this is the relatively stable growth component of the mortgage market, with average annual growth of 8% over the last 10 years. (The non-purchase, or refinance, component of the mortgage market is highly volatile as it is driven almost exclusively by prevailing mortgage rates.)

The following table shows total Mortgage Banking loan production volume by division:

	Mortgage Banking
	Loan Production
	Nine Months Ended September 30,

(Dollar amounts in millions)	2003	2002

Correspondent Lending Division	$166,052	$59,753
Consumer Markets Division	83,889	39,237
Wholesale Lending Division	75,349	43,116
Full Spectrum Lending, Inc.	5,440	2,340

	$330,730	$144,446

The following table summarizes loan production by purpose and by interest rate type:

	Mortgage Banking
	Loan Production
	Nine Months Ended September 30,

(Dollar amounts in millions)	2003	2002

Purpose:
Purchase	$85,214	$58,453
Non-purchase	245,516	85,993

	$330,730	$144,446

Interest Rate Type:
Fixed Rate	$283,155	$122,210
Adjustable Rate	47,575	22,236

	$330,730	$144,446

As shown in the following table, the volume of Prime Home Equity and Subprime mortgages produced (which is included in the Company’s total volume of loans produced) increased 58% during the current period from the prior period:

	Mortgage Banking
	Prime Home Equity and Subprime
	Mortgage Production
	Nine Months Ended September 30,

(Dollar amounts in millions)	2003	2002

Prime Home Equity	$9,163	$7,890
Subprime	10,120	4,322

	$19,283	$12,212

Percent of total loan production	5.8%	8.5%

Prime Home Equity and Subprime loans carry higher profit margins historically and the demand for such loans is believed to be less rate sensitive than the demand for prime first mortgage loans. Consequently, Management believes these loans will be a significant component of the sector’s future growth, in particular if mortgage rates should rise significantly.

A major source of intrinsic value derived from the Company’s MSRs is the Company’s ability to retain its customers when they either refinance their loans or purchase new homes. The Company successfully retained a significant percentage of the customers who prepaid their mortgages during the period. The overall retention rate for the nine months ended September 30, 2003 was 40% as compared to 35% for the year-ago period. The retention rate increased for purchase customers and decreased for refinance customers. The retention rate for purchase customers was 27% for the nine months ended September 30, 2003 as compared to 12% for the year-ago period. The retention rate for refinance customers was 43% for the nine months ended September 30, 2003 as compared to 62% for the year-ago period.

During the nine months ended September 30, 2003, the Loan Production Sector operated at approximately 124% of planned operational capacity. The primary capacity constraint in the Company’s loan origination activities is the number of loan operations personnel it has on staff. Therefore, the Company measures planned capacity with reference to the number of its loan operations personnel multiplied by the number of loans it expects each available loan operations staff person to process under normal conditions. As volume decreased towards the end of the current period, the Company began to make reductions in operations staff (which includes a significant number of temporary employees). From its peak, the total number of operations personnel has been reduced by approximately two thousand. As volume continues to moderate, additional reductions will be made to operations staff. Concurrent with this reduction in operations personnel will be a reduction in productivity to more sustainable levels that likely will result in higher overall unit costs. The Company plans to continue building its sales staff despite any potential drop in loan origination volume as a primary means to continue increasing the Company’s market share.

The Consumer Markets Division successfully grew its commissioned sales force during the period. At September 30, 2003, the commissioned sales force numbered 3,252 an increase of 768 during the nine months. The primary focus of the commissioned sales force is to increase overall purchase market share. The commissioned sales force contributed $18.9 billion in purchase originations in the nine months ended September 30, 2003, an 101% increase over the year-ago period. The purchase production generated by the commissioned sales force represented 70% of the Consumer Markets Division’s purchase production for the nine months ended September 30, 2003. At September 30, 2003, the Consumer Markets Division had 4 centralized processing units and 27 regional processing centers nationwide. During the nine months ended September 30, 2003, the regional processing centers handled 25% of the division’s total loan volume.

Like the Consumer Markets Division, the Wholesale Lending Division and FSLI continued to grow their sales forces as a core strategy to increase market share. At September 30, 2003, the sales force in the Wholesale Lending Division numbered 843, an increase of 21% during the nine months. FSLI expanded its sales force by 837, or 82%, during the nine months ended September 30, 2003.

Loan Servicing Sector

The Loan Servicing sector reflects the performance of the Company’s investments in MSRs and other retained interests and associated risk management activities, as well as profits from subservicing activities in the United States. The Loan Servicing sector includes a significant processing operation, consisting of approximately 6,111 employees who service the Company’s 4.8 million mortgage customers. How effectively this servicing operation manages costs and generates ancillary income from the portfolio has a significant impact on the long-term performance of this sector.

The following table summarizes the results for the Loan Servicing sector:

	Nine Months Ended September 30,

	2003		2002

		Percentage of		Percentage of
		Average		Average
		Servicing		Servicing
(Dollar amounts in thousands)	Amount	Portfolio*	Amount	Portfolio*

Revenues	$1,955,253	0.497%	$1,488,128	0.548%
Servicing Hedge gains	639,588	0.162%	1,757,071	0.647%
Amortization	(1,586,158)	(0.403)%	(799,122)	(0.294)%
Impairment	(1,868,783)	(0.475)%	(2,820,549)	(1.039)%
Operating expense	(343,456)	(0.087)%	(312,805)	(0.115)%
Interest expense, net	(113,073)	(0.028)%	(172,298)	(0.064)%

Pre-tax loss	$(1,316,629)	(0.334)%	$(859,575)	(0.317)%

Average Servicing Portfolio	$524,882,000		$361,846,000

*	Annualized

The Loan Servicing sector experienced continued losses during the recent period, driven by high amortization and impairment of the Company’s retained interests. The amortization and impairment charges reflect the loss in value of the Company’s retained interests primarily caused by the high level of actual and forecasted prepayments in the Company’s mortgage servicing portfolio. In general, the value of the retained interests is closely linked to the estimated life of the underlying loans, which in recent periods has declined primarily due to the decline in mortgage rates. The combined impairment and amortization charge was $3,454.9 million and $3,619.7 million during the nine months ended September 30, 2003 and 2002, respectively.

During the nine months ended September 30, 2003, the Servicing Hedge generated a gain of $639.6 million. This gain resulted from a decline during much of the current period in long-term Treasury and swap rates, which indices underlie the derivatives and securities that constitute the essential component of the Servicing Hedge. Amortization and impairment, net of the Servicing Hedge, was $2,815.4 million for the nine months ended September 30, 2003, an increase of $952.8 million over the nine months ended September 30, 2002. In a stable interest rate environment, Management would expect no significant impairment and would expect to incur expenses related to the Servicing Hedge driven primarily by the composition of the hedge, the shape of the yield curve and the level of interest rate volatility.

During the nine months ended September 30, 2003, the Company securitized a portion of its net servicing fees (“excess servicing”). Proceeds from the sale of a portion of these securities amounted to $638.5 million. The remaining interest-only securities were classified as a trading securities and included in “Investments in other financial instruments” at September 30, 2003. Management believes such securitizations enable the Company to improve the overall returns on its MSR investment and more efficiently manage its capital.

Despite the high level of prepayments, the Company increased its servicing portfolio to $606.1 billion at September 30, 2003, a 49% increase from September 30, 2002. At the same time, the overall weighted-average note rate of loans serviced for others declined from 7.1% to 6.1%.

Loan Closing Services Sector

The LandSafe companies produced $81.9 million in pre-tax earnings, representing an increase of 81% from the year-ago period. The increase in LandSafe’s pre-tax earnings was primarily due to the increase in loan origination activity in the Loan Production sector.

NON-MORTGAGE BANKING BUSINESSES

The Company’s other business segments include Capital Markets, Banking, Insurance and Global Operations. Pre-tax earnings from these other businesses increased $390.3 million in the nine months ended September 30, 2003 over the nine months ended September 30, 2002.

Capital Markets Segment

The Capital Markets segment achieved pre-tax earnings of $346.2 million for the nine months, an increase of $214.1 million, or 162%, from the year-ago period. Total revenues were $528.4 million, an increase of $264.8 million, or 100% compared to the year ago period. Total securities trading volume increased 14% to $2,274.3 billion. This performance was driven largely by a highly favorable operating environment consisting of a robust mortgage securities market, high mortgage securities price volatility, and low short-term financing costs.

The following table shows pre-tax earnings by company:

	Nine Months Ended September 30,

(Dollar amounts in thousands)	2003	2002

CSC(1)	$284,046	$116,790
CAMCo	62,181	15,317

	$346,227	$132,107

(1)	Includes CSE, CCMI and CCM, Inc.

The following table shows the composition of CSC’s trading volume, which includes trades with the Mortgage Banking segment, by instrument:

	Nine Months Ended September 30,

(Dollar amounts in millions)	2003	2002

Mortgage-backed securities	$2,155,409	$1,854,764
Government agency debt	78,172	77,119
Asset-backed securities	30,122	52,536
Other	10,605	8,425

	$2,274,308	$1,992,844

The segment’s mortgage conduit activities generated $224.9 million in gross revenues during the nine months ended September 30, 2003, compared to $78.1 million during the year-ago period. The combined amount of mortgage loans sold during the period that were acquired by the conduits totaled $30.2 billion.

Banking Segment

The Banking segment achieved pre-tax earnings of $195.1 million in the nine months ended September 30, 2003, as compared to $47.9 million for the year-ago period. Following is the composition of pre-tax earnings by company:

	Nine Months Ended September 30,

(Dollar amounts in thousands)	2003	2002

Bank	$144,327	$33,841
CWL	62,846	14,567
Parent and allocated corporate overhead expenses	(12,046)	(480)

	$195,127	$47,928

The Bank produced pre-tax earnings of $144.3 million for the nine months ended September 30, 2003, an increase of $110.5 million over the prior year period. The overall increase was primarily due to an increase in net interest income arising from growth in average earning assets and a $27.8 million increase in profits from the Bank’s document custodian services provided to CHL. Average earning assets increased to $10.7 billion during the nine months ended September 30, 2003, an increase of $7.9 billion in comparison to the year-ago period. Asset growth was funded primarily by the transfer of custodial balances controlled by CHL from third party banks to the Bank, two capital contributions from CFC, Federal Home Loan Bank advances, and growth in the Bank’s retail deposit base. As of September 30, 2003, $6.8 billion of custodial balances controlled by CHL were placed as deposits in the Bank. The Bank’s annual pre-tax return on assets for the nine months ended September 30, 2003 was 1.8% as compared to 1.6% for the year-ago period. The composition of the Bank’s assets was as follows:

(Dollar amounts in thousands)	September 30, 2003	December 31, 2002

Cash	$76,008	$163,547
Short-term investments	628,000	300,000
Mortgage loans, net	11,266,042	1,902,793
Investment securities classified as available-for-sale	3,576,483	2,590,789
Other assets	814,271	153,690

Total	$16,360,804	$5,110,819

CWL’s pre-tax earnings increased by $48.3 million during the nine months ended September 30, 2003 in comparison to the year-ago period, primarily due to growth in average outstanding mortgage warehouse advances partially offset by a decline in the average net spread from 2.2% during the nine months ended September 30, 2002 to 1.9% during the nine months ended September 30, 2003. For the current nine months, average mortgage warehouse advances outstanding were $4.4 billion, an increase of $3.4 billion in comparison to the year-ago period. The increase in warehouse advances was largely attributable to growth in the overall mortgage originations market.

Insurance Segment

The Insurance segment pre-tax earnings increased 26% over the year-ago period, to $92.4 million. The following table shows pre-tax earnings by business line:

	Nine Months Ended September 30,

(Dollar amounts in thousands)	2003	2002

Carrier Operations:
Balboa Reinsurance Company	$62,053	$62,277
Balboa Life and Casualty	34,928	13,731

	96,981	76,008
Agency operations	12,622	7,344
Parent and allocated corporate overhead expenses	(17,230)	(9,968)

	$92,373	$73,384

The following table shows net earned premiums for the carrier operations:

	Nine Months Ended September 30,

(Dollar amounts in thousands)	2003	2002

Carrier Operations:
Balboa Life and Casualty	$439,625	$339,103
Balboa Reinsurance Company	91,829	58,279

	$531,454	$397,382

The Company’s mortgage reinsurance business produced $62.1 million in pre-tax earnings, due primarily to a 58% increase in net earned premiums that was driven by growth in the Company’s loan servicing portfolio, offset by a $34.5 million increase in insurance claims reserves. Insurance claims reserves are a function of expected remaining claims losses and premiums.

The Company’s Life and Casualty insurance business produced pre-tax earnings of $34.9 million, an increase of $21.2 million from the comparable period in 2002. The growth in earnings was driven by an $100.5 million, or 30%, increase in net earned premiums during the nine months ended September 30, 2003 in comparison to the year-ago period. The growth in net earned premiums was primarily attributable to growth in lender-placed insurance.

Global Operations Segment

For the nine months ended September 30, 2003, the Global Operations segment’s pre-tax earnings totaled $13.7 million, representing an increase of $14.5 million in comparison to the year-ago period. Results in the current period were positively impacted by growth in the portfolio of mortgage loans subserviced and the number of new mortgage loans processed on behalf of GHL’s minority joint venture partner, Barclays plc.

DETAILED DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS

Gain on Sale of Loans and Securities

Gain on sale of loans and securities is summarized below for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,

(Dollar amounts in thousands)	2003		2002

		Percentage of		Percentage of
	Dollars	Loans Sold	Dollars	Loans Sold

Mortgage Banking:
Prime First Mortgages	$4,660,284	1.57%	$1,754,982	1.30%
Subprime Mortgages	286,590	5.41%	287,249	5.71%
Prime Home Equity Mortgages	1,279	3.27%	201,637	3.35%

Production sector	4,948,153	1.63%	2,243,868	1.54%

Re-performing loans	141,629	7.05%	64,695	3.73%

	5,089,782		2,308,563
Capital Markets:
Trading Securities	(52,653)		(57,107)
Conduit Activities	200,108		59,448

	147,455		2,341
Other	23,637		13,782

	$5,260,874		$2,324,686

Gain on sale of loans and securities increased in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 primarily due to higher Prime First Mortgage loan production and sales volume combined with higher margins on Prime First Mortgages. Margins on Prime First Mortgages were high in both periods on a relative historical basis, due largely to the very favorable mortgage market environment that prevailed during those periods.

During the nine months ended September 30, 2003, the Company sold a small portion of Prime Home Equity Loans produced. The Company plans to hold the remaining Prime Home Equity Loans as long-term investments in the form of securities or loans.

Capital Markets’ revenues from its trading activities consist of gains on the sale of securities and net interest income. In a very steep yield curve environment, which existed during both periods, trading revenues will derive largely or entirely from net interest income earned during the securities’ holding period. As the yield curve flattens, the mix of revenues will shift toward gain on sale of securities. The increase in Capital Markets’ gain on sale of loans related to its conduit activities was due to increased acquisitions and sales during the nine months ended September 30, 2003 in comparison to the year-ago period.

In general, gain on sale of loans and securities are affected by numerous factors, including the volume and mix of loans sold, production channel mix, the level of price competition, the slope of the yield curve and the effectiveness of the Company’s associated interest rate risk management activities.

Net Interest Income

Net interest income is summarized below for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,

(Dollar amounts in thousands)	2003	2002

Net interest income (expense):
Mortgage loans and securities held for sale	$551,325	$382,489
Custodial balances	(185,016)	(1,747)
Servicing sector interest expense	(181,896)	(251,270)
Re-performing loans	94,767	96,396
Capital Markets securities trading portfolio	328,790	228,827
Insurance segment investments	24,095	21,899
Banking segment loans and securities	222,792	57,527
Home equity AAA asset-backed securities	74,263	19,789
Other	15,742	10,434

Net interest income	$944,862	$564,344

The increase in net interest income from mortgage loans and securities held for sale reflects an increase in the average inventory resulting from increased production during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Net interest expense from custodial balances increased in the current period due to the substantial increase in loan payoffs over the year-ago period. The Company is obligated to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by the Company on payoff float. The amount of such interest passed through to the security holders was $342.7 million and $123.4 million in the nine months ended September 30, 2003 and 2002, respectively. In addition, the earnings rate on the custodial balances, which is tied to short-term rates, declined from 1.7% during the nine months ended September 30, 2002 to 1.1% during the nine months ended September 30, 2003. Average custodial balances increased by $10.2 billion, or 106%, over the prior period, due largely to the increase in loan payoffs.

Interest expense allocated to the Loan Servicing sector decreased due primarily to a decline in short-term rates (a portion of the Company’s long-term debt is variable-rate), combined with a decrease in total sector assets.

Re-performing loans are reinstated loans that had previously defaulted and were consequently re-purchased from mortgage securities issued by the Company or others. Such loans are subsequently securitized and re-sold.

The increase in net interest income from the Capital Markets securities trading portfolio is attributable to an increase of 77% in the average inventory of securities held, partially offset by a decrease in the average net spread earned from 4.1% in the nine months ended September 30, 2002 to 3.3% in the nine months ended September 30, 2003. The decrease in the average net spread is the result of a flatter yield curve.

The increase in net interest income from the Banking segment was primarily attributable to year-over-year earning asset growth in both the Bank and CWL. Average assets in the Banking segment increased to $15.2 billion during the nine months ended September 30, 2003, an increase of $11.3 billion over the year-ago period.

The increase in net interest income from home equity AAA asset-backed securities is due to an increase in the average inventory of securities held.

Loan Servicing Fees and Other Income from Retained Interests

Loan servicing fees and other income from retained interests are summarized below for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,

(Dollar amounts in thousands)	2003	2002

Service fees, net of guarantee fees	$1,394,482	$1,051,313
Income from other retained interests	307,623	156,695
Prepayment penalties	133,397	78,788
Late charges	109,855	94,140
Global Operations segment subservicing fees	66,113	31,286
Ancillary fees	48,944	36,592

	$2,060,414	$1,448,814

The increase in servicing fees, net of guarantee fees, was principally due to a 45% increase in the average servicing portfolio, partially offset by a reduction in the overall net service fee earned from 0.39% of the average portfolio balance during the nine months ended September 30, 2002 to 0.35% during the nine months ended September 30, 2003. The reduction in the overall net service fee was largely due to the securitization of excess service fees.

The increase in income from other retained interests was due primarily to a 39% increase in investment balances during the nine months ended September 30, 2003 combined with an increase in the effective yield of these investments from 19% in the nine months ended September 30, 2002 to 26% in the nine months ended September 30, 2003. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of nonconforming mortgage loans, particularly Subprime and Prime Home Equity loans.

Higher prepayment penalties in the nine months ended September 30, 2003 correspond to the increase in Subprime loan payoffs during the nine months.

The increase in subservicing fees earned in the Global Operations segment was primarily due to growth in the portfolio subserviced. The Global Operations subservicing portfolio was $96 billion and $60 billion at September 30, 2003 and 2002, respectively.

Amortization of Mortgage Servicing Rights

The Company recorded amortization of MSRs of $1,586.2 million during the nine months ended September 30, 2003 as compared to $799.1 million during the nine months ended September 30, 2002. The increase in amortization of MSRs was primarily due to a reduction in future estimated net MSR cash flows primarily due to forecasted higher mortgage prepayments when compared to the year-ago period.

Impairment or Recovery of Retained Interests and Servicing Hedge Gains (Losses)

Impairment of retained interests and Servicing Hedge gains are detailed below for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,

(Dollar amounts in thousands)	2003	2002

Impairment of retained interests:
MSRs	$1,762,830	$2,734,359
Other retained interests (permanent)	105,953	86,190

	$1,868,783	$2,820,549

Servicing Hedge:
Hedge gains recorded through earnings	$639,588	$1,757,071

	$639,588	$1,757,071

Impairment of MSRs and other retained interests during the nine months ended September 30, 2003 and 2002 resulted from a reduction in the estimated fair value of those investments primarily driven by the decline in mortgage rates during the period.

Rising mortgage rates in the future should result in an increase in the estimated fair value of the MSRs and recovery of all or a portion of the temporary impairment. The MSR amortization rate, which is tied to the expected net cash flows from the MSRs, likewise should reduce as mortgage rates rise.

During much of the nine months ended September 30, 2003, long-term Treasury and swap rates declined, resulting in a Servicing Hedge gain of $639.6 million. During the nine months ended September 30, 2002, the Servicing Hedge generated a gain of $1,757.1 million.

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

Commissions and Other Income

Commissions and other income consisted of the following for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,

(Dollar amounts in thousands)	2003	2002

Global Operations segment processing fees	$56,667	$33,060
Credit report fees, net	56,139	42,362
Appraisal fees, net	53,510	31,022
Insurance agency commissions	39,990	42,838
Title services	38,817	22,720
Other	116,750	78,155

	$361,873	$250,157

The increase in processing fees earned in the Global Operations segment was due to growth in the number of loans processed.

The increase in credit report, appraisal and title service fees is primarily due to the increased volume of mortgage loan originations in the Loan Production sector.

The decrease in insurance agency commissions is due to discontinuation of the agency’s home warranty and auto lines.

Compensation Expenses

Compensation expenses are summarized below for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30, 2003

	Mortgage	Other	Corporate
(Dollar amounts in thousands)	Banking	Businesses	Administration	Total

Base salaries	$557,922	$149,398	$133,918	$841,238
Incentive bonus and commissions	817,513	127,373	39,697	984,583
Payroll taxes and benefits	296,808	52,897	48,393	398,098

Total compensation expenses	$1,672,243	$329,668	$222,008	$2,223,919

Average workforce, including temporary staff	25,260	4,966	3,067	33,293

	Nine Months Ended September 30, 2002

	Mortgage	Other	Corporate
(Dollar amounts in thousands)	Banking	Businesses	Administration	Total

Base salaries	$395,674	$113,329	$75,946	$584,949
Incentive bonus and commissions	379,621	88,237	40,241	508,099
Payroll taxes and benefits	119,016	38,701	76,377	234,094

Total compensation expenses	$894,311	$240,267	$192,564	$1,327,142

Average workforce, including temporary staff	16,483	3,628	2,523	22,634

Compensation expenses increased $896.8 million, or 68%, during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Compensation expenses in the Mortgage Banking segment increased primarily due to growth in the level of loan production activity. In the Loan Production sector, compensation expenses increased $724.5 million, or 102%, as a result of a 69% increase in average staff to support 129% higher loan production. Salaries rose 71% and incentive bonus and commissions rose 117%. The relative increase in incentive bonuses and commissions reflects a shift towards a more incentive-based compensation structure within the Loan Production sector. In the Loan Servicing sector, compensation expense rose $34.7 million, or 24%, as a result of an increase in average staff of 22% to support a 30% increase in the number of loans serviced and an 155% increase in the number of loan payoffs. Compensation expenses in the Loan Closing sector increased $18.8 million, or 49% as a result of an increase in average staff of 30% to support increased activity in this sector.

Compensation expenses increased in all other business segments reflecting their growth.

In the Insurance segment, compensation expenses increased by $4.5 million, or 6%, as a result of an increase of 11% in average staff to support growth of 34% in net earned premiums and growth in the Insurance Segment’s third-party insurance tracking operation.

In the Capital Markets segment, incentive bonuses increased $33.5 million, or 41%, reflecting growth in revenues of 100%.

Banking segment compensation expenses increased by $26.0 million to accommodate the growth of the Bank’s operations, primarily in its labor-intensive mortgage document custodian business.

Compensation expenses in the Global Operations segment increased $20.4 million, or 52%, as a result of an increase in average staff of 43% resulting from the addition of a facility to process the additional volume of loans serviced in GHL. Compensation expenses for Corporate Administration increased $29.4 million, or 15%, in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 due to an increase in average staff of 22% to support the overall growth in the Company.

Occupancy and Other Office Expenses

Occupancy and other office expenses for the nine months ended September 30, 2003 increased primarily to accommodate personnel growth in the Loan Production sector, which accounted for 65% of the increase, as well as growth in the non-mortgage banking businesses, which accounted for 15% of the increase in this expense.

Insurance Claims Expenses

Insurance claim expenses were $277.1 million, or 52%, of net insurance premiums earned for the nine months ended September 30, 2003, as compared to $186.4 million, or 47%, of net insurance premiums earned for the nine months ended September 30, 2002. The increase in insurance claim expenses was attributable to higher premiums and an increase in insurance claims expenses of Balboa Reinsurance, of $34.5 million over the nine months ended September 30, 2002. Reinsurance claims expenses are a function of expected remaining losses and premiums. Expected remaining premiums have declined due to an increase in estimated prepayments within the portfolio of insured loans. The loss ratio (including allocated loss adjustment expenses) of Balboa Life and Casualty was 56% for the nine months ended September 30, 2003 and September 30, 2002.

Other Operating Expenses

Other operating expenses for the nine months ended September 30, 2003 and 2002 are summarized below:

	Nine Months Ended September 30,

(Dollar amounts in thousands)	2003	2002

Insurance commission expense	$95,275	$90,162
Professional fees	87,356	50,389
Marketing expenses	73,535	66,240
Bad debt expense	55,500	55,537
Software amortization and impairment	36,804	29,057
Travel and entertainment	45,691	31,698
Insurance	27,636	11,287
Other	72,773	34,365

	$494,570	$368,735

Insurance commission expense as a percentage of insurance premiums earned declined from 23% to 18% between the two periods primarily due to reduced contingent commissions accruing to insurance agents as a result of higher than anticipated insured losses on certain lender-placed auto policies. Contingent commissions are paid only on certain lender-placed auto policies sourced through agents.

Professional fees increased from the prior period due primarily to increased legal costs and consulting services.

Bad debt expense consists primarily of losses during the period arising from unreimbursed servicing advances on defaulted loans, credit losses arising from repurchased or indemnified loans and defaulted VA-guaranteed loans. (See the “Credit Risk” section of this Report for a further discussion of credit risk.)

Software amortization and impairment expense increased in the current period primarily as a result of capitalized software write-offs of $16.5 million related to software no longer in use.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk through the natural counterbalance of its loan production and servicing businesses. The Company also uses various financial instruments, including derivatives, to manage the interest rate risk related specifically to its Committed Pipeline, Mortgage Loan Inventory and Mortgage-Backed Securities held for sale, MSRs and other retained interests, trading securities as well as a portion of its debt. The overall objective of the Company’s interest rate risk management activities is to reduce the variability of reported earnings caused by changes in interest rates.

Impact of Changes in Interest Rates on the Net Value of the Company’s Interest Rate – Sensitive Financial Instruments

The Company performs various sensitivity analyses that quantify the net financial impact of changes in interest rates on its interest rate-sensitive assets, liabilities and commitments. These analyses incorporate assumed changes in the interest rate environment including selected hypothetical (instantaneous) parallel shifts in the yield curve.

The following table summarizes the estimated change in fair value of the Company’s interest rate-sensitive assets, liabilities and commitments as of September 30, 2003, given several hypothetical (instantaneous) parallel shifts in the yield curve:

(Dollar amounts in millions)	Change in Fair Value

Change in Interest Rate (basis points)	-100	-50	+50	+100

MSRs and other financial instruments:
MSR and other retained interests	$(2,327)	$(1,190)	$1,096	$1,911
Impact of Servicing Hedge:
Mortgage-based	23	11	(9)	(15)
Swap-based	1,107	454	(295)	(481)
Treasury-based	994	334	(111)	(133)

MSRs and other retained interests, net	(203)	(391)	681	1,282

Committed Pipeline	96	92	(175)	(470)
Mortgage Loan Inventory	1,104	652	(828)	(1,778)
Impact of associated derivative instruments:
Mortgage-based	(1,447)	(862)	1,108	2,412
Treasury-based	220	95	(48)	(52)

Committed Pipeline and Mortgage Loan Inventory, net	(27)	(23)	57	112

Notes payable and capital securities	(724)	(362)	358	708
Impact of associated derivative instruments:
Swap-based	52	27	(30)	(62)

Notes payable and capital securities, net	(672)	(335)	328	646

Prime home equity line of credit senior securities	6	3	(3)	(7)
Mortgage loans held for investment	143	78	(75)	(144)
Insurance and banking investment portfolios	99	61	(78)	(166)
Deposit liabilities	(60)	(29)	28	57

Net change in fair value related to MSRs and other financial instruments	$(714)	$(636)	$938	$1,780

Net change in fair value related to trading securities	$2	$3	$(8)	$(26)

The following table summarizes the estimated change in fair value of the Company’s interest rate-sensitive assets, liabilities and commitments as of December 31, 2002, given several hypothetical (instantaneous) parallel shifts in the yield curve:

(Dollar amounts in millions)	Change in Fair Value

Change in Interest Rate (basis points)	-100	-50	+50	+100

Net change in fair value related to MSRs and other financial instruments	$45	$(166)	$522	$1,069

Net change in fair value related to trading securities	$3	$2	$(1)	$(6)

During the nine month period ended September 30, 2003, the Company reduced its reliance on derivatives to manage the interest rate risk related to its MSRs in favor of the benefits it expects would be realized through the increased profitability in the Loan Production sector in the event mortgage rates were to decline further. This strategy has the benefit of reducing potential derivative losses in the event mortgage rates rise in the future.

These sensitivity analyses are limited in that they were performed at a particular point in time, are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates, and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that occur over time. In addition, not all of the changes in fair value would impact current period earnings. MSRs are carried at lower of cost or market; therefore, absent hedge accounting, the increase in the value of the MSRs that is recorded in current period earnings would be limited to recovery of the impairment reserve ($1.7 billion at September 30, 2003.) Debt is carried at cost; therefore, absent hedge accounting, changes in the value of debt are not recorded in current period earnings. Consequently, the preceding estimates should not be viewed as an earnings forecast.

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

CREDIT RISK

Securitization

Substantially all mortgage loans originated by the Company are securitized and sold into the secondary mortgage market. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the degree to which credit risk on the underlying loans is transferred through the securitization process depends on the structure of the securitization. The Company’s Prime First Mortgage Loans generally are securitized on a non-recourse basis, while its Prime Home Equity and Subprime Mortgage Loans generally are securitized with limited recourse for credit losses.

The Company’s exposure to credit losses related to its limited recourse securitization activities is limited to the carrying value of its subordinated interests and to the contractual limit of reimbursable losses under its corporate guarantees less the recorded liability for such guarantees. These amounts at September 30, 2003 are as follows:

(Dollar amounts in thousands)	September 30, 2003

Subordinated Interests:
Prime Home Equity residual securities	$387,961
Subprime residual securities	416,729
Prime Home Equity transferors’ interests	240,543

$1,045,233

Corporate guarantees in excess of recorded reserves	$94,474

The carrying value of the residual securities is net of expected future credit losses.

Related to the Company’s non-recourse and limited recourse securitization activities, the total credit losses incurred for the nine months ended September 30, 2003 and 2002 are summarized as follows:

	Nine Months Ended September 30,

(Dollar amounts in thousands)	2003	2002

Subprime securitizations with retained residual interest	$33,863	$39,955
Repurchased or indemnified loans	25,399	10,996
Subprime securitizations with corporate guarantee	12,472	13,103
Prime Home Equity securitizations with retained residual interest	11,629	6,321
VA losses in excess of VA guarantee	1,964	2,444
Prime Home Equity securitizations with corporate guarantee	1,465	225

	$86,792	$73,044

Mortgage Reinsurance

The Company provides mortgage reinsurance through contracts with several primary mortgage insurance companies on mortgage loans included in the Company’s servicing portfolio. Under these contracts, the Company absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a cap, in exchange for a portion of the pool’s mortgage insurance premium. Approximately $64.3 billion of mortgage loans in the Company’s servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on the Company’s maximum exposure to losses. At September 30, 2003, the maximum aggregate losses under the reinsurance contracts was $328.3 million. The Company is required to pledge securities to cover this potential liability. For the nine months ended September 30, 2003, the Company did not incur any losses under its reinsurance contracts.

Mortgage Loans Held for Sale

At September 30, 2003, mortgage loans held for sale amounted to $29.4 billion. While the loans are in inventory, the Company bears total credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

Portfolio Lending Activities

The Company also holds a portfolio of secured mortgage warehouse advances and mortgage loans held for investment, primarily in its Banking segment, which amounted to $18.8 billion at September 30, 2003. Management believes the allowance for related loan losses is adequate to absorb losses inherent in the loans held for investment at September 30, 2003.

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

The aggregate amount of counterparty credit exposure at September 30, 2003, before and after collateral held, was as follows:

(Dollar amounts in millions)

Aggregate credit exposure before collateral held	$910
Less: collateral held	(418)

Net aggregate unsecured credit exposure	$492

For the nine months ended September 30, 2003, the Company incurred no losses due to the non-performance of any of its counterparties.

LOAN SERVICING

The following table sets forth certain information regarding the Company’s servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, for the periods indicated.

	Nine Months Ended September 30,

(Dollar amounts in millions)	2003	2002

Summary of changes in the servicing portfolio:
Beginning owned servicing portfolio	$441,267	$327,541
Add: Loan production	358,544	149,798
Purchased MSRs	3,900	3,086
Less: Runoff (1)	(209,042)	(85,445)

Ending owned servicing portfolio	594,669	394,980
Subservicing portfolio	11,426	11,031

Total servicing portfolio	$606,095	$406,011

	September 30,

	2003	2002

Composition of owned servicing portfolio at period end:
Conventional mortgage loans	$486,317	$297,005
FHA-insured mortgage loans	43,703	46,158
VA-guaranteed mortgage loans	13,928	15,447
Subprime loans	30,383	21,639
Prime Home Equity loans	20,338	14,730

Total owned servicing portfolio	$594,669	$394,979

Delinquent mortgage loans(2) :
30 days	2.23%	2.65%
60 days	0.72%	0.86%
90 days or more	0.86%	1.13%

Total delinquent mortgage loans	3.81%	4.64%

Loans pending foreclosure(2)	0.45%	0.54%

Delinquent mortgage loans(2) :
Conventional	2.10%	2.25%
Government	12.57%	12.39%
Subprime	12.57%	13.08%
Prime Home Equity	0.72%	0.76%

Total delinquent mortgage loans	3.81%	4.64%

Loans pending foreclosure(2) :
Conventional	0.21%	0.22%
Government	1.23%	1.08%
Subprime	2.63%	2.99%
Prime Home Equity	0.04%	0.05%

Total loans pending foreclosure	0.45%	0.54%

(1)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).

(2)	Expressed as a percentage of the number of loans serviced excluding subserviced loans and loans purchased at a discount due to their non-performing status.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2003, growth in loan origination, banking and capital markets activities significantly increased the Company’s overall financing requirements. In response, the Company established a $17.2 billion facility that provides for the issuance of short-term notes and short-term callable notes secured by mortgage loans. In addition, the Company obtained an additional $2.6 billion in uncommitted secured lines of credit. With these additional lines of credit, Management believes the Company has adequate financing capacity to meet its current needs.

In April 2003 the Company issued $500 million of trust-preferred securities. Trust-preferred securities receive varying degrees of “equity treatment” from rating agencies, bank lenders and regulators. See Note 11 to the Financial Statements for additional discussion.

In May 2003 the Company raised $150 million in common stock through a secondary offering.

The Company has zero-coupon Liquid Yield Option Notes (“LYONs”) outstanding. These securities are convertible to common stock during a calendar quarter if the Company’s stock price exceeds the Contingent Conversion Stock Price for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter. The Contingent Conversion Stock Price at September 30, 2003 was $87.59 per share. As of November 10, 2003, the market price of the Company’s stock exceeded the Contingent Conversion Stock Price. If the LYONs are converted to common stock in the first quarter of 2004, 7.8 million common shares would be issued and shareholders’ equity would increase by the book value of the LYONs at the time of conversion. The book value of LYONs at September 30, 2003 was $513.9 million.

At September 30, 2003 and December 31, 2002, the Company’s regulatory capital ratios were as follows:

		September 30, 2003		December 31, 2002
	Minimum
(Dollar amounts in thousands)	Required(1)	Ratio	Amount	Ratio	Amount

Tier 1 Leverage Capital	5.0%	7.3%	$7,510,819	7.6%	$4,703,839
Risk-Based Capital
Tier 1	6.0%	12.1%	$7,510,819	12.2%	$4,703,839
Total	10.0%	12.9%	$7,990,142	13.6%	$5,230,840

(1)	Minimum required to qualify as “well-capitalized.”

Cash Flow

Cash flow used by operating activities was $5.8 billion for the nine months ended September 30, 2003 compared to net cash provided by operating activities of $2.9 billion for the nine months ended September 30, 2002. The reduction in cash flow from operations for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to an $17.2 billion net increase in mortgage loans held for sale.

Net cash used in investing activities was $25.1 billion for the nine months ended September 30, 2003, compared to $8.8 billion for the nine months ended September 30, 2002. Cash flow used in investing activities in both periods was primarily attributable to investments in available-for-sale securities, loans held for investment and mortgage servicing rights.

Net cash provided by financing activities for the nine months ended September 30, 2003 totaled $30.9 billion, compared to $5.9 billion for the nine months ended September 30, 2002. The increase in cash provided by financing activities was comprised of an $16.6 billion net increase in short-term (primarily secured) borrowings, a $3.9 billion net increase in long-term debt, and a $3.6 billion net increase in bank deposit liabilities.

PROSPECTIVE TRENDS

Total United States mortgage originations were estimated at approximately $2.5 trillion for 2002. Fannie Mae estimates the market at $3.0 trillion for the nine months ended September 30, 2003. Fannie Mae, along with other forecasters, put the market for 2003 at between $3.3 trillion and $3.5 trillion. Such a market would be highly favorable for the Company’s loan production business and would place continuing pressure on its loan servicing business (including the Company’s investment in MSRs) due to continuing higher than normal mortgage loan prepayment activity.

The long-term consolidation trend in the residential mortgage industry continued in the nine months ended September 30, 2003. According to the trade publication, Inside Mortgage Finance, the top five originators produced 51.7% of all loans originated during the first nine months of calendar 2003, as compared to 47% for the year ended December 31, 2002. Following is a comparison of market share for the top five originators, according to Inside Mortgage Finance:

	Nine Months Ended	Nine Months Ended
	September 30,	December 31,
Institution	2003	2002

Wells Fargo Home Mortgage	14.0%	13.3%
Washington Mutual	12.9%	12.2%
Countrywide	12.6%	10.5%
Chase Home Finance	8.2%	6.2%
Bank of America Mortgage	4.0%
ABN AMRO Mortgage Group		4.8%

Total for Top Five	51.7%	47.0%

The consolidation trend in mortgage loan originations has carried over to the loan servicing. Following is a comparison of market share for the top five servicers, according to Inside Mortgage Finance:

	September 30,	December 31,
Institution	2003	2002

1. Washington Mutual	10.1%	11.2%
2. Wells Fargo Home Mortgage	9.0%	8.8%
3. Countrywide	8.5%	7.0%
4. Chase Home Finance	6.4%	6.6%
5. Bank of America Mortgage	3.4%	4.1%

Total for Top Five	37.4%	37.7%

Management believes the consolidation trend in the residential mortgage industry will continue, as industry market forces will continue to drive out weak competitors. The Company believes it will benefit from this trend through increased market share. Management believes that irrational price competition—which from time to time has plagued the industry in the past—should lessen in the future.

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

The level and volatility of interest rates significantly affect the mortgage banking industry. For example, a low interest rate environment typically results in loan prepayments that negatively impact the value of MSRs. The Company attempts to manage this risk through the natural counterbalance of its loan production and servicing operations. In addition, the Company also attempts to mitigate this risk through the purchase of financial instruments, primarily derivatives, that generally increase in value when long-term interest rates decline. The success of this risk management strategy, however, is largely dependent on Management’s ability to predict the sensitivity of the MSRs and the loan production operations in various interest rate environments. The success of this strategy impacts the Company’s net income. This impact, which can be either positive or negative, can be material, particularly in the short-term.

The Company’s accounting policies and methods are fundamental to how the Company reports its financial condition and results of operations, and they may require Management to make estimates about matters that are inherently uncertain.

The Company’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so that not only do they comply with generally accepted accounting principles but also that they reflect management’s judgment as to the most appropriate manner in which to record and report the Company’s financial condition and results of operations. The Company’s critical accounting policies are discussed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Other Factors

The above description of risk factors is not exhaustive. Other factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	A general decline in U.S. housing prices or activity in the U.S. housing market,

•	A loss of investment grade credit ratings, which may result in increased cost of debt or loss of access to corporate debt markets,

•	A reduction in the availability of secondary markets for the Company’s mortgage loan products,

•	A reduction in government support of homeownership,

•	A change in the Company’s relationship with the housing-related government agencies and sponsored entities,

•	Ineffectiveness of the Company’s hedging activities,

•	The level of competition in each of the Company’s business segments, and

•	The occurrence of natural disasters or other events or circumstances that could impact the level of claims in the Insurance segment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In response to this Item, the information set forth on pages 55 to 57 of this Form 10-Q is incorporated herein by reference.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On June 11, 2003, the Annual Meeting of Stockholders of the Company was held. The agenda items for such meeting are shown below together with the vote of the Company’s Common Stock with respect to such agenda items.

1.	The election of four Class I Directors to serve until the 2006 Annual Meeting of Stockholders.

Class I Nominees	Votes For	Votes Withheld

Jeffrey M. Cunningham	110,829,337	2,587,648
Ben M. Enis	110,815,937	2,581,048
Edwin Heller	109,459,561	3,937,424
Gwendolyn S. King	104,669,711	8,727,274

The terms of Henry G. Cisneros, Robert J. Donato, Michael E. Dougherty, Stanford L. Kurland, Angelo R. Mozilo, Oscar P. Robertson, and Harley W. Snyder continued after such meeting.

2.	Approval of an amendment to the Company’s 2000 Equity Incentive Plan.

Votes For:	68,108,727
Votes Against:	30,674,854
Abstentions:	1,259,569
Broker Non-Votes:	-0-

3.	Approval of an amendment to the Company’s Global Stock Plan.

Votes For:	92,242,252
Votes Against:	6,626,008
Abstentions:	1,174,890
Broker Non-Votes:	-0-

4.	Approval of an amendment to the Company’s Annual Incentive Plan.

Votes For:	101,675,424
Votes Against:	10,461,100
Abstentions:	1,260,461
Broker Non-Votes:	-0-

Item 6. Exhibits

(a)	Exhibits

+10.87	Third Amendment to the Company’s Deferred Compensation Plan.

12.1	Computation of the Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

+ Constitutes a management contract or compensatory plan or arrangement.

Reports on Form 8-K

On July 9, 2003, the Company filed a report on Form 8-K announcing information regarding its operational statistics for the month ended June 30, 2003.

On July 23, 2003, the Company filed a report on Form 8-K announcing information regarding its operations and financial condition for the quarter ended June 30, 2003.

On August 11, 2003, the Company filed a report on Form 8-K announcing information regarding its operational statistics for the month ended July 31, 2003.

On September 5, 2003, the Company filed a report on Form 8-K attaching the Unaudited Statement of Financial Condition for Countrywide Securities Corporation, a California corporation and a wholly-owned indirect subsidiary of the Company.

On September 9, 2003, the Company filed a report on Form 8-K announcing information regarding its operational statistics for the month ended August 31, 2003.

COUNTRYWIDE FINANCIAL CORPORATION
(Registrant)

DATE:	November 13, 2003	/s/ Stanford L. Kurland Executive Managing Director and
Chief Operating Officer

DATE:	November 13, 2003	/s/ Thomas K. McLaughlin Senior Managing Director and Chief
Financial Officer