Form 10-Q/A
period 2003-09-30
COUNTRYWIDE FINANCIAL CORP
filed 2003-11-19
CIK 25191

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

Explanatory Note

This Form 10-Q/A is being filed to amend (a) the Consolidated Balance Sheets for the periods ended September 30, 2003 and December 31, 2002 located in “Item 1. Financial Statements” and (b) certain trading volume information included in the “Non-Mortgage Banking Business — Capital Markets Segment” discussion for the “Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002” located in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For Item 1, an error was made in the subtotals of “Total liabilities” for both periods presented. Specifically, the amounts shown for “Company-obligated mandatorily redeemable capital trust pass-through securities of subsidiary trusts holding solely Company guaranteed related subordinated debt” were inadvertently included in the amount shown for “Total liabilities.” The subtotals of “Total liabilities” for each period have been amended to correct this error.

For Item 2, the trading volume information for Countrywide Securities Corporation (“CSC”) for the fiscal year ended December 31, 2002 was inadvertently shown as the trading volume information for the nine months ended September 30, 2002. These numbers and related percentage information have been corrected.

The Form 10-Q has not been amended in any other respect except for certain minor conforming changes.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2003	2002

A S S E T S
Cash	$693,767	$697,457
Mortgage loans and mortgage-backed securities held for sale	29,400,293	15,025,617
Securities purchased under agreements to resell	7,743,620	5,997,368
Trading securities pledged as collateral, at market value	4,525,334	2,708,879
Trading securities owned, at market value	3,886,099	5,983,841
Loans held for investment, net	18,780,791	6,070,426
Investments in other financial instruments	13,368,165	10,901,915
Mortgage servicing rights, net	6,004,276	5,384,933
Property, equipment and leasehold improvements, net	717,370	576,688
Other assets	7,307,425	4,683,659

Total assets	$92,427,140	$58,030,783

Borrower and investor custodial accounts (segregated in special accounts – excluded from corporate assets)	$19,215,644	$16,859,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$34,130,493	$19,293,788
Securities sold under agreements to repurchase	31,775,038	22,634,839
Bank deposit liabilities	9,160,567	3,114,271
Accounts payable and accrued liabilities	6,321,423	5,342,442
Income taxes payable	2,527,126	1,984,310

Total liabilities	83,914,647	52,369,650
Commitments and contingencies	—	—
Company-obligated mandatorily redeemable capital trust pass-through securities of subsidiary trusts holding solely Company guaranteed related subordinated debt	1,000,000	500,000
Shareholders’ equity
Preferred stock - authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock - authorized, 240,000,000 shares of $0.05 par value; issued and outstanding, 136,960,797 shares and 126,563,333 shares at September 30, 2003 and December 31, 2002, respectively	6,848	6,330
Additional paid-in capital	2,225,464	1,657,144
Accumulated other comprehensive income	212,166	186,799
Retained earnings	5,068,015	3,310,860

Total shareholders’ equity	7,512,493	5,161,133

Total liabilities and shareholders’ equity	$92,427,140	$58,030,783

Borrower and investor custodial accounts	$19,215,644	$16,859,667

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q/A represents an update to the more detailed and comprehensive disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. As such, a reading of the Annual Report on Form 10-K is necessary to an informed understanding of the following discussions.

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

Capital Markets Segment

The Capital Markets segment achieved pre-tax earnings of $346.2 million for the nine months, an increase of $214.1 million, or 162%, from the year-ago period. Total revenues were $528.4 million, an increase of $264.8 million, or 100% compared to the year ago period. Total securities trading volume increased 64% to $2,274.3 billion. This performance was driven largely by a highly favorable operating environment consisting of a robust mortgage securities market, high mortgage securities price volatility, and low short-term financing costs.

The following table shows pre-tax earnings by company:

	Nine Months Ended September 30,

(Dollar amounts in thousands)	2003	2002

CSC(1)	$284,046	$116,790
CAMCo	62,181	15,317

	$346,227	$132,107

(1)	Includes CSE, CCMI and CCM, Inc.

The following table shows the composition of CSC’s trading volume, which includes trades with the Mortgage Banking segment, by instrument:

	Nine Months Ended September 30,

(Dollar amounts in millions)	2003	2002

Mortgage-backed securities	$2,155,409	$1,283,811
Government agency debt	78,172	55,437
Asset-backed securities	30,122	38,663
Other	10,605	6,235

	$2,274,308	$1,384,146

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In response to this Item, the information set forth on pages 55 to 57 of this Form 10-Q/A is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management has conducted an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities during the period in which this quarterly report on Form 10-Q/A was being prepared.

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

2.	Approval of an amendment to the Company’s 2000 Equity Incentive Plan.

Votes For:	68,108,727
Votes Against:	30,674,854
Abstentions:	1,259,569
Broker Non-Votes:	-0-

3.	Approval of an amendment to the Company’s Global Stock Plan.

Votes For:	92,242,252
Votes Against:	6,626,008
Abstentions:	1,174,890
Broker Non-Votes:	-0-

4.	Approval of an amendment to the Company’s Annual Incentive Plan.

Votes For:	101,675,424
Votes Against:	10,461,100
Abstentions:	1,260,461
Broker Non-Votes:	-0-

Item 6. Exhibits

(a)	Exhibits

+10.87	Third Amendment to the Company’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

12.1	Computation of the Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

COUNTRYWIDE FINANCIAL CORPORATION
(Registrant)

DATE:	November 19, 2003	/s/ Stanford L. Kurland Executive Managing Director and
Chief Operating Officer

DATE:	November 19, 2003	/s/ Thomas K. McLaughlin Senior Managing Director and Chief
Financial Officer