Form 10-K
period 2003-12-31
COUNTRYWIDE FINANCIAL CORP
filed 2004-03-12
CIK 25191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8422

Countrywide Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-2641992
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4500 Park Granada, Calabasas, CA (Address of principal executive offices)	91302 (Zip Code)

Registrant’s telephone number, including area code:

(818) 225-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.05 Par Value	New York Stock Exchange Pacific Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

     Based on the closing price for shares of Common Stock as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates was $9,321,988,986. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

     As of March 8, 2004, there were 185,698,819 shares of Countrywide Financial Corporation Common Stock, $0.05 par value, outstanding.

PART I
Item 1. Business
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT 3.5
EXHIBIT 4.25
EXHIBIT 4.34
EXHIBIT 4.35
EXHIBIT 4.36
EXHIBIT 10.41
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 10.55
EXHIBIT 10.58
EXHIBIT 10.67
EXHIBIT 10.70
EXHIBIT 10.71
EXHIBIT 10.72
EXHIBIT 10.73
EXHIBIT 10.74
EXHIBIT 10.79
EXHIBIT 12.1
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

Item 1.	Business

Overview

      Countrywide Financial Corporation is a diversified financial services holding company engaged primarily in residential mortgage banking and related businesses.

      We manage our business through five operating segments — Mortgage Banking, Capital Markets, Insurance, Banking and Global Operations. We primarily conduct the following operations in these segments:

•	Mortgage Banking — We originate, purchase, securitize and service mortgage loans nationwide.

•	Capital Markets — We operate an institutional broker-dealer that primarily specializes in trading and underwriting mortgage-backed securities.

•	Banking — We operate a federally-chartered bank that primarily invests in mortgage loans and home equity lines of credit sourced through our mortgage banking operation. We also provide short-term secured financing to mortgage lenders through a non-depository lending company.

•	Insurance — We offer property, casualty, life and credit insurance as an underwriter and as an independent agent. We also provide reinsurance coverage to primary mortgage insurers.

•	Global Operations — We provide mortgage loan application processing and servicing on behalf of a financial institution in the United Kingdom. Currently, we provide these services through a majority-owned joint venture with Barclays plc.

      Mortgage banking continues to be our core business, generating 77% of our pre-tax earnings in 2003. The other segments generated the following percentages of our pre-tax earnings: Capital Markets — 11%; Banking — 7%; Insurance — 4%; and Global Operations — 1%. In recent years, however, we have expanded our operations beyond Mortgage Banking. We have pursued this diversification to capitalize on meaningful opportunities to leverage our core Mortgage Banking business and to provide sources of earnings that are less cyclical than the mortgage banking business. For financial information about our segments, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Segment Results” section of this report.

      As used in this report, references to “we,” “our,” “the Company” or “Countrywide” refer to Countrywide Financial Corporation and its consolidated subsidiaries unless otherwise indicated.

Available Information

      We have a website located at www.countrywide.com and make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports available, free of charge, on that website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our Corporate Governance Guidelines, our Code of Business Ethics, and the charters of the committees of our Board of Directors are also available on our website and available in print upon request.

Loan Production

      The following table summarizes our loan production by business segment and by loan type:

	Mortgage Loan Production

	Years Ended		Ten Months	Years Ended February
	December 31,		Ended	28(29),
			December 31,
	2003	2002	2001	2001	2000

	(Dollar amounts in millions)
By Segment:
Mortgage Banking	$398,310	$242,437	$121,002	$67,071	$65,562
Capital Markets	22,200	8,659	2,967	1,852	1,178
Treasury Bank	14,354	805	—	—	—

Total Mortgage Loans	$434,864	$251,901	$123,969	$68,923	$66,740

By Loan Type:
Prime Mortgage Loans
First Mortgage	$396,934	$230,830	$112,750	$58,903	$58,939
Home Equity	18,103	11,650	5,639	4,660	3,643
Subprime Mortgage Loans	19,827	9,421	5,580	5,360	4,158

Total Mortgage Loans	$434,864	$251,901	$123,969	$68,923	$66,740

      For additional information about our loan production statistics, see the section in this Report entitled “Business — Loan Production Tables.”

Mortgage Banking Segment

      Our Mortgage Banking Segment produces mortgage loans through a variety of channels on a national scale. Nearly all of the mortgage loans we produce in this segment are sold into the secondary mortgage market, primarily in the form of mortgage-backed securities. We generally perform the ongoing servicing functions related to the mortgage loans that we produce. We also provide various loan closing services such as title, escrow and appraisal. These activities are grouped into three business sectors — Loan Production, Loan Servicing and Loan Closing Services.

Types of Loans

      We originate and purchase mortgage loans that generally fall into one of the following three categories:

•	Prime Mortgage Loans — These are prime credit quality first-lien mortgage loans secured by single- (one-to-four) family residences.

•	Prime Home Equity Loans — These are prime credit quality second-lien mortgage loans secured by single-(one-to-four) family residences, including home equity lines of credit.

•	Subprime Mortgage Loans — These are first-and second-lien mortgage loans secured by single- (one-to-four) family residences, made to individuals with credit profiles that do not qualify for a prime loan.

      The majority of our loan production consists of Prime Mortgage Loans. Prime Mortgage Loans include conventional mortgage loans, Federal Housing Administration-insured mortgage loans and Veterans Administration-guaranteed mortgage loans. The majority of the conventional loans qualify for inclusion in guaranteed mortgage securities backed by Fannie Mae or Freddie Mac. Some of the conventional loans we produce either have an original loan amount in excess of the current $333,700 Fannie Mae and Freddie Mac loan limit or otherwise do not meet Fannie Mae or Freddie Mac guidelines.

Loan Production Sector

      We produce mortgage loans through three divisions of Countrywide Home Loans — Consumer Markets, Wholesale Lending and Correspondent Lending — and through our retail subprime lending subsidiary, Full Spectrum Lending, Inc.

      The following table summarizes our Mortgage Banking loan production by division:

	Mortgage Loan Production

	Years Ended		Ten Months	Years Ended
	December 31,		Ended	February 28(29),
			December 31,
	2003	2002	2001	2001	2000

	(Dollar amounts in millions)
Consumer Markets Division	$104,216	$62,189	$37,357	$18,925	$19,982
Wholesale Lending Division	91,211	67,188	39,312	19,941	19,132
Correspondent Lending Division	194,948	109,474	42,502	26,549	25,012
Full Spectrum Lending	7,935	3,586	1,831	1,656	1,436

Total Loans	$398,310	$242,437	$121,002	$67,071	$65,562

      For additional production statistics, see the section in this Report entitled “Business — Loan Production Tables.”

Consumer Markets Division

      Our Consumer Markets Division originates mortgage loans through three major business channels: the Branch Network channel, the Business-to-Consumer channel, and the Business-to-Business channel.

      The Branch Network channel originates mortgage loans primarily through relationships with realtors and builders. As of December 31, 2003, this network consisted of 466 branch offices in 48 states and the District of Columbia.

      The Business-to-Consumer channel originates mortgage loans through the Internet and through direct telemarketing. This channel focuses on customer retention by providing our mortgage customers with an efficient means to refinance their existing mortgage or obtain a mortgage on a new home. The Business-to-Consumer channel also markets Prime Home Equity loans to our existing mortgage customers. As of December 31, 2003, the Business-to-Consumer channel consisted of four call centers and five centralized processing centers.

      The Business-to-Business channel originates mortgage loans through three primary marketing channels: Relocation, Affinity, and Fulfillment Services. The Relocation channel targets corporate relocation departments and relocation companies. The Affinity channel targets other corporate entities to provide loan products and services to their customers and employees. The Fulfillment Services channel provides loan sales, processing and closing services to banks, thrifts and financial planners, among others.

      For 2003, our Consumer Markets Division was ranked by Inside Mortgage Finance as the third largest retail lender, in terms of volume, among residential retail mortgage lenders nationwide.

Wholesale Lending Division

      Our Wholesale Lending Division originates mortgage loans through independent mortgage loan brokers and other financial intermediaries.

      As of December 31, 2003, our Wholesale Lending Division operated 51 branch offices and five fulfillment centers in various parts of the United States. Through this division we service approximately 31,000 independent mortgage loan brokers nationwide.

      For 2003, our Wholesale Lending Division was ranked by Inside Mortgage Finance as the largest wholesale originator, in terms of volume, among residential wholesale mortgage lenders nationwide.

Correspondent Lending Division

      Our Correspondent Lending Division purchases mortgage loans from other lenders, which include mortgage bankers, commercial banks, savings and loan associations, home builders and credit unions. As of December 31, 2003, this division served approximately 1,800 approved lenders operating in all 50 states and the District of Columbia.

      For 2003, our Correspondent Lending Division was ranked by Inside Mortgage Finance as the largest correspondent lender, in terms of volume, among residential correspondent mortgage lenders nationwide.

Full Spectrum Lending

      Full Spectrum Lending originates primarily Subprime Mortgage Loans through a nationwide network of 97 retail branch offices located in 36 states. Full Spectrum’s mortgage production is generated primarily through referrals from our other loan production divisions, direct mailings to prospective borrowers, outbound telemarketing and affinity relationships.

Loan Quality

      Our Credit Policy establishes standards for the determination of acceptable credit risks. The standards encompass borrower and collateral quality, underwriting guidelines, and loan origination standards and procedures. The standards are designed to produce high quality loans that have been underwritten to facilitate the securitization and sale of our mortgage loans in the secondary mortgage market. For a further discussion of our loan quality standards, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk Management.”

Affordable and Emerging Markets Home Loan Programs

      For more than a decade, we have pursued a variety of affordable home loan initiatives designed to increase home ownership opportunities for low- and moderate-income borrowers. Our latest initiative, known as We House America®, supports affordable housing programs undertaken by Fannie Mae and promoted by various government agencies, including the U.S. Department of Housing and Urban Development.

      We have specifically designed We House America loan programs to meet the needs of low- and moderate-income borrowers. These loan programs enable more such borrowers to qualify for a home loan by allowing, for example, lower down payments, lower cash reserves, alternative income sources and more flexible underwriting criteria than on a typical loan. The mortgage loans we produce through We House America are sold and serviced on a non-recourse basis, generally through guarantee programs sponsored by Fannie Mae.

      In addition, we are approved to participate in more than 900 programs offered by state, county and city agencies, municipalities and non-profit organizations that assist with down payments and closing costs.

      We have made other significant commitments to affordable lending and emerging markets initiatives designed to increase homeownership opportunities among minority and immigrant communities. In early 2003, we extended our five-year “We House America” Campaign, with a goal of originating $600 billion in loans to targeted homebuyers by the end of 2010. As of December 31, 2003, we had funded $242 billion toward this new goal.

Loan Securitization

      As a mortgage banker, we have historically sold substantially all the mortgage loans that we produce, generally through securitizations. We may hold as investments a small amount of the Prime Home Equity Loans produced. When we securitize our mortgage loans we retain a certain amount of credit risk. This credit risk arises through representations and warranties that we make in conjunction with all of our securitization activities, as well as through retention of limited recourse for credit losses in the case of certain securitizations. For a further discussion of our exposure to credit risk and how we manage this risk, see the section in this

Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk Management.”

      In addition, we typically have interest rate risk from the time a loan application is taken until the related mortgage loan is sold. For a further discussion of our interest rate risk and how this risk is managed, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.”

Loan Servicing Sector

      Although we sell substantially all of the mortgage loans that we produce, we generally retain the rights to service these loans. We refer to these rights as mortgage servicing rights, or MSRs. We may also retain other financial interests when we securitize mortgage loans. We include the value of these retained interests on our balance sheet, and the results of the Loan Servicing Sector include the performance of these interests as well as the operational and other financial activities related to servicing mortgage loans.

      In servicing mortgage loans, we collect and remit loan payments, respond to borrower inquiries, account for principal and interest, hold custodial (impound) funds for payment of property taxes and insurance premiums, counsel delinquent mortgagors, supervise foreclosures and property dispositions and generally administer the loans. In return for performing these functions we receive servicing fees and other remuneration.

Mortgage Servicing Rights

      Our MSRs arise from contractual agreements between us and investors (or their agents) in mortgage-backed securities and mortgage loans. Although MSRs generally arise from the securitization of mortgage loans that we originate, we also occasionally purchase MSRs from other servicers. For a more complete description of MSRs, see “Note 9 — Securitizations” in the financial statement section of this Report.

      MSRs and other retained interests, specifically interest-only securities and residual securities, are generally subject to a loss in value when mortgage rates decline. To moderate the effect on earnings of declines in value of MSRs and other retained interests, we maintain a portfolio of financial instruments, including derivative contracts, which increase in aggregate value when interest rates decline. This portfolio of financial instruments is collectively referred to herein as the “Servicing Hedge.” See “Note 10 — Financial Instruments — Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Other Retained Interests” in the financial statement section of this Report for a further discussion of our Servicing Hedge.

Loan Servicing Operations

      The various functions within our loan servicing operations are briefly described in the following paragraphs. These operations are performed in three primary locations in California and Texas.

Customer Service

      Our Customer Service Call Centers managed over 33 million contacts with customers in 2003. These contacts were primarily handled through our Customer Service Representatives, Automated Phone System and website (www.customers.countrywide.com).

Remittance Processing

      Our Remittance Processing division processes all payments and loan payoffs. This division also provides payoff demand statements, prints monthly statements and oversees outbound customer correspondence. Approximately 31% of our customers make their monthly payments electronically using various automated payment methods. Approximately 23% of our customers have chosen to receive electronic statements, which reduces the cost and improves the timeliness of providing loan information to them.

Collections and Loss Mitigation

      Our Collection and Loss Mitigation units work with delinquent borrowers to bring their mortgages back to current status and to avoid foreclosure if possible. Workout efforts are tailored to the specific borrower circumstances, as dictated by the requirements of the underlying mortgage investor.

Foreclosure and Bankruptcy

      Foreclosure and bankruptcy are complex processes that are subject to federal and state laws and regulations, as well as various guidelines imposed by mortgage investors and insurers. Our workflow-based systems facilitate consistent processing of defaulted mortgage loans as well as an efficient flow of data between internal and external business partners. To minimize related costs and to increase efficiency, we utilize our own companies, such as LandSafe Title, LandSafe Appraisal, CTC Real Estate Services and Countrywide Field Services, to process foreclosures and bankruptcies.

Investor Accounting

      Our Investor Accounting department reconciles custodial accounts, processes investor remittances and maintains the accounting records on behalf of our mortgage investors, including Fannie Mae, Ginnie Mae, Freddie Mac, as well as over 500 private investors.

Related Services

      We perform several loan-servicing functions internally that other loan servicers commonly outsource to third parties. We believe the integration of these functions gives us a competitive advantage by lowering overall servicing costs and enabling us to provide a high level of service to our mortgage customers and mortgage investors. Our integrated services include property tax payment processing, foreclosure trustee, property inspections, and insurance tracking and premium payment processing.

      The following table sets forth certain information regarding the Company’s loan servicing portfolio, including mortgage loans and securities held for sale and residential mortgage loans subserviced for others, for the periods indicated:

			Ten Months
			Ended	Year Ended
	Year Ended December		December 31,	February 28(29),

	2003	2002	2001	2001	2000

	(Dollar amounts in millions)
Beginning owned servicing portfolio	$441,267	$327,541	$284,961	$244,702	$211,714
Add: Loan production	434,864	251,901	123,968	68,923	66,739
Purchased MSRs	6,944	4,228	3,771	8,712	2,003
Less: Servicing transferred	—	—	—	(139)	(255)
Servicing sold	—	(1,958)	—	—	—
Runoff(1)	(252,624)	(140,445)	(85,159)	(37,237)	(35,499)

Ending owned servicing portfolio	630,451	441,267	327,541	284,961	244,702
Subservicing portfolio	14,404	11,138	9,086	8,639	5,490

Total servicing portfolio	$644,855	$452,405	$336,627	$293,600	$250,192

	As of December 31,			As of February 28(29),

	2003	2002	2001	2001	2000

Composition of owned servicing
Portfolio at period end:
Conventional mortgage loans	$512,889	$343,420	$235,804	$194,697	$173,761
FHA-insured mortgage loans	43,281	45,252	46,190	47,305	43,054
VA-Guaranteed mortgage loans	13,775	14,952	15,854	16,370	15,979
Subprime Mortgage Loans	36,332	21,976	18,495	15,853	6,679
Prime Home Equity Loans	24,174	15,667	11,198	10,736	5,229

Total owned servicing portfolio	$630,451	$441,267	$327,541	$284,961	$244,702

Delinquent mortgage loans(2):
30 days	2.35%	2.73%	3.11%	2.99%	2.56%
60 days	0.72%	0.87%	0.98%	0.89%	0.68%
90 days or more	0.84%	1.02%	1.17%	1.02%	0.77%

Total delinquent mortgage loans	3.91%	4.62%	5.26%	4.90%	4.01%

Loans pending foreclosures(2)	0.43%	0.55%	0.69%	0.64%	0.58%

Delinquent mortgage loans(2):
Conventional	2.21%	2.43%	2.45%	2.34%	2.06%
Government	13.29%	12.61%	12.14%	11.16%	8.38%
Subprime	12.46%	14.41%	14.42%	11.79%	11.30%
Prime Home Equity	0.73%	0.80%	1.48%	1.36%	0.90%
Total delinquent mortgage loans	3.91%	4.62%	5.26%	4.90%	4.01%
Loans pending foreclosure(2):
Conventional	0.21%	0.23%	0.30%	0.28%	0.22%
Government	1.20%	1.32%	1.23%	1.20%	1.36%
Subprime	2.30%	2.93%	3.39%	2.22%	2.31%
Prime Home Equity	0.02%	0.05%	0.02%	0.01%	0.02%
Total loans pending foreclosure	0.43%	0.55%	0.69%	0.64%	0.58%

(1)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).

(2)	Expressed as a percentage of the total number of loans serviced excluding subserviced loans and loans purchased at a discount due to their non-performing status.

Loan Closing Services Sector

      We provide loan closing products and services such as credit reports, appraisals, title reports and flood determinations through our LandSafe, Inc. group of companies. We provide these services primarily to our loan production divisions.

Competition

      In recent years, the level of complexity in the mortgage lending business has increased significantly due to several factors:

•	The continuing evolution of the secondary mortgage market has resulted in a proliferation of mortgage products.

•	Greater regulation imposed on the industry has resulted in increased costs and the need for higher levels of specialization.

•	Increasing interest rate volatility compounded by homeowners’ increasing tendency to refinance their mortgages as the refinance process has become more efficient and cost-effective, has resulted in large swings in the volume of mortgage loans originated from year to year. These swings in mortgage origination volume have placed significant operational and financial pressures on mortgage lenders.

      To compete effectively in this environment, mortgage lenders must have a very high level of operational, technological and managerial expertise. In addition, the residential mortgage business has become more capital-intensive and therefore access to capital at a competitive cost is critical. Primarily as a result of these factors, the industry has undergone rapid consolidation.

      Today, large, sophisticated financial institutions dominate the residential mortgage industry. These industry leaders are primarily commercial banks operating through their mortgage banking subsidiaries. Today, the top 30 mortgage lenders combined have a 79% share of the mortgage origination market, up from 58% five years ago.

      This consolidation trend has carried over to the loan servicing side of the mortgage business. Today, the top 30 mortgage servicers combined have a 64% share of the total mortgages outstanding, up from 53% five years ago.

      Compared with Countrywide, the other industry leaders are less reliant on the secondary mortgage market as an outlet for adjustable-rate mortgages because they have a greater capacity to hold such mortgages in their loan portfolio. This could place us at a competitive disadvantage if the demand for adjustable-rate mortgages increases significantly, the secondary mortgage market does not provide a competitive outlet for these loans and we are unable to develop a portfolio lending capacity similar to the competition’s.

      Generally, we compete by offering a wide selection of mortgage loans through a variety of marketing channels on a national scale, by providing high-quality service and by pricing our mortgage loans at competitive rates.

Capital Markets Segment

      Our Capital Market Segment consists of Countrywide Securities Corporation and Countrywide Asset Management Corporation.

Countrywide Securities Corporation

      Countrywide Securities Corporation is a broker-dealer that specializes in the mortgage securities market. The activities of Countrywide Securities Corporation consist of the following:

•	Trading and underwriting mortgage-related fixed-income securities, including mortgage-backed securities, collateralized mortgage obligations and asset-backed securities issued by Fannie Mae, Freddie Mac, Ginnie Mae and other financial institutions, including Countrywide Home Loans

•	Trading and underwriting callable debt issued by Fannie Mae, Freddie Mac, and the Federal Home Loan Bank, as well as bank certificates of deposit and corporate debt issued by Countrywide Home Loans

•	Trading of securities issued by the United States Department of the Treasury

•	Arranging short-term financing of fixed-income securities by institutional investors

•	Acting as broker of residential mortgage loans, including subprime loans, on behalf of Countrywide Home Loans

•	Managing mortgage loan securitization conduits on behalf of Countrywide Home Loans

      Most of our underwriting is for Countrywide Home Loans. We trade for our own accounts and act as a broker for institutional investors, such as investment managers, pension fund companies, insurance companies, depositories and mortgage bankers, as well as regional and global broker-dealers. Countrywide Securities

Corporation is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation.

Countrywide Asset Management Corporation

      On behalf of Countrywide Home Loans, we manage the acquisition and disposition of loans from third parties. These are typically delinquent or otherwise illiquid residential mortgage loans which have primarily been originated under FHA and VA programs. We also manage the disposition of similar loans originated by Countrywide Home Loans. We attempt to rehabilitate the loans using the servicing operations of Countrywide Home Loans with the intent to securitize those loans that become eligible for securitization. The remaining loans are serviced through foreclosure and liquidation, which includes the collection of government insurance and guarantee proceeds due from the default and liquidation of FHA and VA program loans.

Competition

      The securities industry is both highly competitive and fragmented. In the mortgage securities market, we compete with global investment banks as well as regional broker-dealers. We believe by leveraging the strengths of Countrywide Home Loans and by specializing in this market, we can offer information, products and services tailored to the unique needs of participants in the mortgage securities market. In contrast, many of our competitors offer a broad range of products and services, which may place us at a competitive disadvantage.

      For 2003, according to Inside MBS & ABS, we ranked fourth in Non-Agency MBS Underwriters.

Banking Segment

      Our Banking Segment consists of the following operations:

•	Treasury Bank, N.A., an FDIC-insured, federally-chartered bank

•	Countrywide Warehouse Lending, a non-depository lending company that provides short-term secured financing to mortgage lenders

Treasury Bank

      Treasury Bank primarily originates and invests in mortgage loans and home equity lines of credit, substantially all of which are sourced through our mortgage banking subsidiary, Countrywide Home Loans. Collateralized mortgage obligations and other securities are used to supplement Treasury Bank’s loan portfolio for liquidity and asset-liability management purposes.

      Through Countrywide Bank, a division of Treasury Bank, we offer deposit accounts, primarily certificates of deposit, to the retail market. We sell these products through our two-person financial centers, which are located in 31 of Countrywide Home Loan’s retail branch offices as of December 31, 2003. We also sell these deposit products on-line and through call centers. In addition, a portion of Treasury Bank’s deposit liabilities are comprised of custodial funds that relate to the loan servicing portfolio of Countrywide Home Loans. Treasury Bank borrows funds on a secured basis from the Federal Home Loan Bank of Atlanta and executes repurchase agreements to supplement its deposit liabilities.

      Treasury Bank also acts as a mortgage document custodian, primarily for our mortgage banking operations. As a document custodian, we verify, maintain and release collateral for issuers, servicers, sellers and purchasers of debt securitizations. We also provide other services including safekeeping, review/certification, release requests and customer reporting.

      At December 31, 2003, Treasury Bank had total assets of $19.4 billion, including $3.6 billion of investment securities and $14.7 billion of loans receivable. At December 31, 2003, Treasury Bank had deposits of $9.3 billion, including $5.9 billion of custodial balances controlled by Countrywide Home Loans.

Countrywide Warehouse Lending

      We provide committed and uncommitted warehouse lines of credit to mortgage bankers to finance their mortgage loan inventories. Most of these mortgage bankers sell loans to our Correspondent Lending Division. All of these mortgage bankers are subject to the same initial and ongoing credit evaluation and monitoring applied to our correspondent lenders. We attempt to limit our credit risk under our warehouse lines of credit by securing the advances with mortgage loans that have a market value in excess of the balance of our advances.

      At December 31, 2003, we had total line of credit commitments of $5.0 billion, against which we had advances outstanding of $1.9 billion.

Competition

      The retail banking industry is dominated by large commercial banks with substantially more assets, significantly higher brand-name recognition and larger physical distribution networks than Treasury Bank.

      We compete with other insured depository institutions, which include approximately 7,800 commercial banks and approximately 1,400 savings institutions, in the retail deposit market. The number of commercial banks and savings institutions has decreased over the past decade due to consolidation in the banking industry. As the banking industry continues to consolidate, we expect the intensity of the competition to increase, especially as we further expand our size and geographic scope.

      We compete in the retail deposit market on the basis of price (i.e., interest rates offered on deposit accounts). Because of our low-cost structure, we are able to offer CD rates that are among the most competitive in the industry.

      Our Banking Segment’s competitive position is significantly enhanced by its synergistic relationship with our core mortgage banking operations. For example, our mortgage banking operation is the primary source of mortgage loan and home equity line of credit customers for Treasury Bank. Treasury Bank sells retail deposit products through financial centers placed within certain of Countrywide Home Loan’s retail branch offices. This economical use of space reduces the Bank’s acquisition costs. In addition, a significant portion of Treasury Bank’s deposit liabilities consists of custodial funds controlled by Countrywide Home Loans. Treasury Bank also provides mortgage document custodial services for our mortgage banking operations.

Insurance Segment

      The primary activities we conduct in our Insurance Segment include:

•	Offering property, casualty, life and credit insurance as an underwriter and as an independent agent

•	Providing reinsurance coverage to primary mortgage insurers

      We manage these activities through two business units — Balboa Life and Casualty Operations and Balboa Reinsurance Company.

Life and Casualty Operations

      Life and Casualty operations include the operations of Balboa Life and Casualty Group and Countrywide Insurance Services Group, an independent insurance agency.

Balboa Life and Casualty Group

      We underwrite property, casualty, life and credit insurance in all 50 states through our Balboa Life and Casualty Group. This group operates under the following names: Balboa Insurance Company, Balboa Life Insurance Company, Balboa Life Insurance Company of New York, Balboa Lloyds Insurance Company, Meritplan Insurance Company and Newport Insurance Company.

      Balboa Life and Casualty Group has the following three product lines:

•	Lender-Placed Property and Auto — We offer lender-placed auto insurance, and lender-placed real-property hazard insurance. Such insurance is provided on behalf of auto and mortgage lenders when borrowers fail to have agreed-upon insurance coverage in place to protect the lender’s security interest. We also provide insurance tracking services, which alerts lenders when there is a lapse in a borrower’s insurance, for more than 11.8 million loans, including almost 4.6 million loans serviced within our mortgage banking operations.

•	Homeowners — We underwrite retail homeowners’ insurance and home warranty plans for consumers.

•	Life and Credit — We underwrite term life, credit life and credit disability insurance products.

      Our retail insurance products are offered by select general insurance agents serving the consumer market, including our Countrywide Insurance Services Group.

      The Balboa Life and Casualty Group has received an “A” rating from A.M. Best Company, an insurance company rating agency. The “A” rating is defined by the A.M. Best Company as having “an excellent ability to meet ongoing obligations to policyholders.”

Countrywide Insurance Services Group

      Our Countrywide Insurance Services Group operates an independent insurance agency that provides consumers, in particular our mortgage customers, with homeowners’ insurance, life insurance, disability insurance, automobile insurance and various other insurance products.

      Our Countrywide Insurance Services Group operates under the following names: Countrywide Insurance Services, Inc. (California); Countrywide Insurance Services, Inc. (Arizona); Countrywide Insurance Services of Alabama, Inc.; Countrywide Insurance Agency of Massachusetts; Countrywide Insurance Services of Texas, Inc. and Countrywide General Agency of Texas, Inc.

Balboa Reinsurance Company

      We provide a mezzanine layer of non-catastrophic reinsurance coverage to the insurance companies that provide primary mortgage insurance (“PMI”) on loans in our servicing portfolio. We provide this coverage with respect to substantially all of the loans in our portfolio that are covered by PMI, which generally includes all conventional loans with an original loan amount in excess of 80 percent of the property’s appraised value. In return for providing this coverage, we earn a portion of the PMI premiums.

Competition

      The lender-placed insurance market is dominated by a small number of providers, competing on policy terms and conditions, service, technological innovation, compliance capability, loan tracking ability and commissions.

      The homeowners’ and credit-life and credit-disability marketplace is dominated by large, consumer brand name providers. Competition is driven by price, service, commissions and the efficiency and effectiveness of marketing and underwriting operations.

      The primary mortgage reinsurance market is dominated by large mortgage originators that have extensive business relationships with the PMI industry. We compete in this market primarily through our position in the residential mortgage loan market.

      We compete generally by providing high-quality service and pricing our products at competitive rates, as well as by leveraging our residential mortgage loan customer base.

Global Operations Segment

      The primary activities we conduct in our Global Operations Segment include:

•	Loan Processing and Sub-servicing — We provide mortgage loan application processing and servicing in the UK through a majority-owned joint venture with Barclays plc. In 2003, we processed over $28.7 billion in loans, all of which are subserviced for Barclays plc, our joint venture partner. At December 31, 2003, our subservicing portfolio was $106 billion.

•	Valuation Services — We provide electronic residential property valuation services to third parties in the UK through a majority-owned joint venture.

      We also develop proprietary technology for these activities. For example, we developed proprietary automated valuation technology that we believe is the first artificial intelligence property valuation system to be introduced in the UK. We manage these activities through three companies — Global Home Loans Limited, UKValuation Limited and Countrywide International Technology Holdings Limited.

Competition

      Our competitors in this segment include commercial banks, multinational corporations and other financial institutions, which are entering global mortgage markets, particularly in Europe, in recognition of the opportunities presented by less mature mortgage markets outside of the United States. We compete by leveraging our experience and proprietary technology.

Financing of Operations

Uses of Financing

      We have significant short-term and long-term financing needs. Our short-term financing needs arise primarily from the following:

•	Warehousing of mortgage loans pending sale

•	Trading activities of our broker-dealer

•	Mortgage warehouse lending

      Our long-term financing needs arise primarily from the following:

•	Investments in mortgage loans

•	Investments in MSRs and other interests that we retain when we securitize mortgage loans

•	Hedging instruments associated with our investments in MSRs and other retained interests

Sources of Financing

      We meet our short- and long-term financing needs primarily through the following means:

•	Unsecured commercial paper and medium-term notes

•	Short-term repurchase agreements

•	Asset-backed commercial paper

•	Deposit-gathering and other financing activities of Treasury Bank

•	Retained earnings

      We typically access the unsecured public corporate debt market by issuing commercial paper and medium-term notes. At times, we also issue subordinated debt, convertible debt and trust-preferred securities. Our ongoing access to the public debt markets is dependent on a high credit rating. For the last twelve years, we have consistently maintained solid investment-grade ratings. Countrywide Home Loans, our primary issuer of public corporate debt, presently has long-term ratings of A/ A3/ A as rated by Standard & Poor’s, Moody’s Investors Service and Fitch, Inc., respectively. In order to maintain investment-grade ratings we must, among other considerations, maintain a high level of liquidity, including access to alternative sources of funding such as committed bank stand-by lines of credit, and a conservative debt-to-equity ratio.

      We use short-term secured financing such as repurchase agreements and asset-backed commercial paper conduits to finance a substantial portion of our mortgage loan inventory and securities trading portfolio. Treasury Bank finances its investments in mortgage loans primarily with a combination of deposit liabilities and Federal Home Loan Bank secured advances.

      Our primary source of equity capital is retained earnings. In addition, we have outstanding $1 billion in trust-preferred securities that receive varying degrees of “equity treatment” from rating agencies, bank lenders and regulators. From time to time, we issue common stock as a means of supplementing our capital base and supporting our growth.

Regulations

Regulations Applicable to Bank Holding Companies and Financial Holding Companies

General

      As a registered bank holding company and a financial holding company under the Bank Holding Company Act (the “BHC Act”) and the Gramm-Leach-Bliley Act (the “GLB Act”), Countrywide Financial Corporation (“CFC”) is subject to the supervision and examination by the Federal Reserve Board (the “FRB”). The FRB has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the FRB is empowered to impose civil money penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of the Bank, not the shareholders of CFC.

Limitation on Activities

      The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the GLB Act, a bank holding company, all of whose controlled depository institutions are “well capitalized” and “well managed” (as defined in federal banking regulations) and which obtains “satisfactory” Community Reinvestment Act ratings, may declare itself to be a “financial holding company” and engage in a broader range of activities.

      A financial holding company that desires to engage in activities that are financial in nature or incidental to a financial activity but not previously authorized by the FRB must obtain approval from the FRB before engaging in such activity. In addition, the BHC Act requires a bank holding company to obtain prior approval of the FRB before making certain acquisitions.

      If any subsidiary bank of a financial holding company ceases to be “well-capitalized” or “well-managed,” the financial holding company will not be in compliance with the requirements of the BHC Act regarding financial holding companies. If a financial holding company is notified by the FRB of such a change in the ratings of any of its subsidiary banks, it must take certain corrective actions within specified time frames.

      If any subsidiary bank of a financial holding company receives a rating under the Community Reinvestment Act of less than “satisfactory”, then the financial holding company is prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations until the rating is raised to “satisfactory” or better.

Regulatory Capital Requirements

      The FRB has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies. If a bank holding company’s capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new bank subsidiaries may be restricted or prohibited.

      The FRB’s capital adequacy guidelines require that a bank holding company maintain a Tier 1 Leverage ratio equal to at least 4.0% of its average total consolidated assets, a Tier 1 Risk-Based Capital ratio equal to 4.0% of its risk-weighted assets and a Total Risk-Based Capital ratio equal to 8.0% of its risk-weighted assets to be classified as “adequately capitalized.” To be classified as “well capitalized,” a bank holding company is required to maintain a Tier 1 Leverage ratio of 5.0% or greater, a Tier 1 Risk-Based Capital ratio of 6.0% or greater, and a Total Risk-Based Capital ratio of 10.0% or greater. On December 31, 2003, the Company was in compliance with all of the FRB’s capital adequacy guidelines. For further information regarding CFC’s capital ratios, see “Note 22 — Regulatory and Agency Capital Requirements” in the financial statement section of this Report .

Interstate Banking and Branching

      Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), a bank holding company is permitted to acquire the stock or substantially all of the assets of banks located in any state regardless of whether such transaction is prohibited under the laws of any state. The FRB will not approve an interstate acquisition if as a result of the acquisition the bank holding company would control more than 10% of the total amount of insured deposits in the United States or would control more than 30% of the insured deposits in the home state of the acquired bank. The 30% of insured deposits state limit does not apply if the acquisition is the initial entry into a state by a bank holding company or if the home state waives such limit. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

      Under the Riegle-Neal Act, individual states may restrict interstate acquisitions in two ways. A state may prohibit an out-of-state bank holding company from acquiring a bank located in the state unless the target bank has been in existence for a specified minimum period of time (not to exceed five years). A state may also establish limits on the total amount of insured deposits within the state which are controlled by a single bank holding company, provided that such deposit limit does not discriminate against out-of-state bank holding companies.

Source of Strength

      FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this “source of strength doctrine,” a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank.

Liability of Commonly Controlled Institutions

      Under cross-guaranty provisions of the Federal Deposit Insurance Act (the “FDIA”), bank subsidiaries of a bank holding company are liable for any loss incurred by the Bank Insurance Fund (the “BIF”), the federal deposit insurance fund for banks, in connection with the failure of any other bank subsidiary of the bank holding company.

Regulations Applicable to Treasury Bank

General

      Treasury Bank, N.A. (the “Bank”), as a national banking association, is subject to regulation and examination by the Office of the Comptroller of the Currency (the “OCC”). The Bank is also regulated by the Federal Deposit Insurance Corporation (the “FDIC”). The OCC is empowered to issue cease and desist orders against the Bank if it determines that activities of the Bank represent unsafe and unsound banking practices or violations of law. In addition, the OCC has the power to impose civil money penalties for violations of banking statutes and regulations. Regulation by this agency is designed to protect the depositors of the Bank, not shareholders of CFC.

Bank Regulatory Capital Requirements

      The OCC has adopted minimum capital requirements applicable to national banks, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. Federal banking laws classify an insured financial institution in one of the following five categories, depending upon the amount of its regulatory capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. On December 31, 2003, the Bank was in compliance with the OCC’s minimum capital requirements and satisfied the requirements to be treated as well-capitalized.

      The OCC conditioned its approval of CFC’s acquisition of the Bank in May 2001 on, among other things, the (i) the Bank’s Tier 1 capital being no less than $114.5 million on December 31, 2003 and (ii) the Bank maintaining a Tier 1 leverage ratio of no less than 8% until May 17, 2004. On December 31, 2003, the Bank’s leverage ratio was 8.6%, the Tier-1 risked based capital ratio was 12.8% and total-risk based capital ratio was 12.9%.

      The Bank must be well-capitalized and well-managed for CFC to remain a financial holding company.

Deposit Insurance and Assessments

      The deposits of the Bank are insured by the Bank Insurance Fund administered by the FDIC, in general up to a maximum of $100,000 per insured depositor. Under federal banking regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC’s risk-based assessment system requires BIF members to pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution. The FDIC’s assessment rates range from zero cents to 27 cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate and there is no cap on the annual assessment rate which the FDIC may impose.

Limitations on Interest Rates and Loans to One Borrower

      The rate of interest a bank may charge on certain classes of loans is limited by state and federal law. At certain times in the past, these limitations have resulted in reductions of net interest margins on certain classes of loans. Federal and state laws impose additional restrictions on the lending activities of banks. The maximum amount that a national bank may loan to one borrower generally is limited to 15% of the bank’s capital, plus an additional 10% for loans fully secured by readily marketable collateral.

Payment of Dividends

      The Bank is subject to federal and state laws limiting the payment of dividends. Under the Federal Deposit Insurance Act (“FDIA”), an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. The OCC also generally prohibits the declaration of a dividend out of the capital and surplus of a bank.

Community Reinvestment Act

      The Bank is subject to the Community Reinvestment Act (the “CRA”) and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution’s record of helping to meet the credit needs of its community, including low and moderate income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by the Company and its banking subsidiaries.

Limitations on Transactions with Affiliates

      CFC and its non-bank subsidiaries are “affiliates” within the meaning of the Federal Reserve Act. The amount of loans or extensions of credit which the Bank may make to non-bank affiliates, or to third parties secured by securities or obligations of the non-bank affiliates, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and subsidiaries of a bank may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

Other Banking Activities

      The investments and activities of the Bank are also subject to regulation by federal banking agencies, regarding investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), loans to officers, directors and their affiliates, security requirements, anti-tying limitations, anti-money laundering, financial privacy and customer identity verification requirements, truth-in-lending, the types of interest bearing deposit accounts which it can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

      The OCC conditioned its approval of the Company’s acquisition of the Bank in May 2001 on, among other things, the Bank obtaining the prior approval of the OCC before significantly deviating from the operating plan that the Bank had submitted to the OCC. This restriction will end on May 17, 2004.

Regulations Applicable to Non-Bank Subsidiaries

General

      As discussed below, the non-bank subsidiaries of CFC are subject to the supervision of the FRB and may be subject to the supervision of other state and federal regulatory agencies. In addition, there are a number of proposed and enacted federal, state and local laws aimed at protecting a consumer’s privacy. Generally, privacy laws cover a wide range of issues including limiting a company’s ability to share information with third parties or even affiliates, providing stronger identity theft protection and victim’s assistance programs, providing the ability to avoid telemarketing solicitations through “do-not-call” lists and limiting e-mail and fax advertising. These laws also impose penalties for non-compliance.

Mortgage Banking Segment

      Our mortgage banking business is subject to the rules, regulations or guidelines of, and/or examination by, the following entities with respect to the processing, originating, selling and servicing of mortgage loans:

•	The Department of Housing and Urban Development (“HUD”);

•	The Federal Housing Administration (the “FHA”);

•	The Department of Veteran Affairs;

•	Fannie Mae, Freddie Mac, Ginnie Mae;

•	The Federal Home Loan Bank (“FHLB”); and

•	State regulatory authorities.

      The rules and regulations of these entities, among other things, impose licensing obligations on CFC, establish standards for processing, underwriting and servicing mortgage loans, prohibit discrimination, restrict certain loan features in some cases and fix maximum interest rates and fees.

      As an FHA lender, we are required to submit to the FHA Commissioner, on an annual basis, audited financial statements. Ginnie Mae, HUD, Fannie Mae and Freddie Mac require the maintenance of specified net worth levels (which vary among the entities). Our affairs are also subject to examination by the Federal Housing Commissioner to assure compliance with FHA regulations, policies and procedures.

      Mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and the Home Ownership Equity Protection Act and the regulations promulgated thereunder, as well as to other federal laws. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

      Currently, there are a number of proposed and recently enacted federal, state and local laws and regulations addressing responsible banking practices with respect to borrowers with blemished credit. In general, these laws and regulations will impose new loan disclosure requirements, restrict or prohibit certain loan terms, fees and charges such as prepayment penalties and will increase penalties for non-compliance. Due to our lending practices, we do not believe that the existence of, or compliance with, these laws and regulations will have a material adverse impact on our business.

      However, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future or that the existing laws, rules and regulations will not be applied in a manner that may adversely impact our business or make compliance more difficult or expensive.

Capital Markets Segment

      Securities broker-dealer operations are subject to federal and state securities laws, as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. State and federal securities laws govern many aspects of the broker-dealer’s business, including the maintenance of required levels of net capital, the establishment of segregated cash accounts for the benefit of customers, the monthly and annual reporting of operating and financial data to regulators, the approval and documentation of trading activity, the retention of records and the governance of the manner in which business may be conducted with customers.

Insurance Segment

      CFC, by virtue of its affiliation with insurance companies, is a member of an insurance holding company group pursuant to the provisions of the insurance holding company acts (collectively the “Holding Company Acts”). The insurance company entities are subject to the various state insurance departments’ broad regulatory, supervisory and administrative powers. These powers relate primarily to the standards of capital and solvency which must be met and maintained, the licensing of insurers and their agents, the nature and limitation of insurer’s investments, the approval of rates, rules and form; the issuance of securities by insurers, periodic examinations of the affairs of insurers and the establishment of reserves required to be maintained for unearned premiums, losses and other purposes.

      Pursuant to the Holding Company Acts, CFC must provide state insurance departments with certain financial information. In addition, certain transactions specified by the Holding Company Acts may not be effected without the prior notice and/or approval of the applicable insurance department. Examples of transactions that may require prior approval include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, dividends and investments between the insurance company entity and other entities within the holding company group.

Future Legislation

      Various legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on the Company’s business, results of operations or financial condition.

      The references in the foregoing discussion to various aspects of statutes and regulations are summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

Employees

      At December 31, 2003, we had a workforce of 34,298, including regular employees and temporary staff, engaged in the following activities:

Workforce

Mortgage Banking:
Loan Production:
Consumer Markets Division	10,107
Wholesale Lending Division	3,209
Correspondent Lending Division	1,500
Full Spectrum Lending, Inc.	3,333
Production Technology	748

Total Loan Production	18,897
Loan Servicing	6,069
Loan Closing Services	931
Capital Markets	477
Insurance	1,823
Banking	813
Global Operations	1,981
Corporate Administration and Other	3,307

Total	34,298

      Other than certain Global Home Loans employees who are represented by an independent trade union in the United Kingdom, none of our employees are represented by a collective bargaining agent.

Factors That May Affect Future Results

      We make forward-looking statements in this report and in other reports we file with the SEC. In addition, we make forward-looking statements in press releases and our senior management might make forward-looking statements orally to analysts, investors, the media and others. Generally, forward-looking statements include:

•	Projections of our revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items

•	Descriptions of our plans or objectives for future operations, products or services

•	Forecasts of our future economic performance

•	Descriptions of assumptions underlying or relating to any of the foregoing

      Forward-looking statements give management’s expectation about the future and are not guarantees. Words like “believe,” “expect,” “anticipate,” “promise,” “plan” and other expressions or words of similar meanings, as well as future or conditional verbs such as “will,” “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. There are a number of factors, many of which are beyond our control that could cause actual results to differ significantly from management’s expectations.

      Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.

      For a further discussion of factors that may affect future results, see the section in this report entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Factors That May Affect Future Results.”

Additional Information

      Countrywide Financial Corporation was incorporated in New York on March 14, 1969 and on February 6, 1987 was reincorporated in Delaware. The Company was originally named OLM Credit Industries, Inc. and has also been known as Countrywide Credit Industries, Inc.

Loan Production Tables

      The following table summarizes our consolidated loan production by loan type for the periods indicated:

	Consolidated Mortgage Loan Production

			Ten Months
	Years Ended		Ended	Years Ended
	December 31,		December 31,	February 28(29),

	2003	2002	2001	2001	2000

	(Dollar amounts in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	1,517,743	999,448	504,975	240,608	295,071
Volume of Loans	$235,868	$150,110	$76,432	$34,434	$35,155
Percent of Total Dollar Volume	54.2%	59.6%	61.7%	50.0%	52.6%
Conventional Non-conforming Loans
Number of Loans	554,571	277,626	137,593	86,600	52,024
Volume of Loans	$136,664	$61,627	$22,209	$11,394	$10,186
Percent of Total Dollar Volume	31.4%	24.5%	17.9%	16.5%	15.3%
FHA/ VA Loans
Number of Loans	196,063	157,626	118,734	118,673	131,684
Volume of Loans	$24,402	$19,093	$14,109	$13,075	$13,598
Percent of Total Dollar Volume	5.6%	7.6%	11.4%	18.9%	20.4%
Prime Home Equity Loans
Number of Loans	453,817	316,049	164,503	119,045	106,075
Volume of Loans	$18,103	$11,650	$5,639	$4,660	$3,643
Percent of Total Dollar Volume	4.2%	4.6%	4.5%	6.8%	5.5%
Subprime Mortgage Loans
Number of Loans	124,205	63,195	43,359	51,706	43,389
Volume of Loans	$19,827	$9,421	$5,580	$5,360	$4,158
Percent of Total Dollar Volume	4.6%	3.7%	4.5%	7.8%	6.2%
Total Loans
Number of Loans	2,846,399	1,813,944	969,164	616,632	628,243
Volume of Loans	$434,864	$251,901	$123,969	$68,923	$66,740
Average Loan Amount	$153,000	$139,000	$128,000	$112,000	$106,000
Non-Purchase Transactions(1)	72%	66%	63%	33%	35%
Adjustable-Rate Loans(1)	21%	14%	12%	14%	14%

(1)	Percentage of total loan production based on dollar volume.

      The following table summarizes our Mortgage Banking loan production by loan type:

	Mortgage Banking Loan Production

			Ten Months
	Years Ended		Ended	Years Ended
	December 31,		December 31,	February 28(29),

	2003	2002	2001	2001	2000

	(Dollar amounts in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	1,509,721	993,243	504,435	239,232	293,639
Volume of Loans	$234,455	$148,941	$76,356	$34,029	$34,913
Percent of Total Dollar Volume	58.9%	61.5%	63.1%	50.7%	53.2%
Conventional Non-conforming Loans
Number of Loans	492,512	265,972	136,898	85,332	51,233
Volume of Loans	$111,661	$57,041	$21,935	$11,023	$10,081
Percent of Total Dollar Volume	28.0%	23.5%	18.1%	16.4%	15.4%
FHA/ VA Loans
Number of Loans	196,058	157,359	117,590	118,673	130,996
Volume of Loans	$24,401	$19,017	$13,654	$13,075	$13,536
Percent of Total Dollar Volume	6.1%	7.8%	11.3%	19.6%	20.6%
Prime Home Equity Loans
Number of Loans	292,171	290,285	164,495	116,829	93,936
Volume of Loans	$12,268	$10,848	$5,639	$4,562	$3,192
Percent of Total Dollar Volume	3.1%	4.5%	4.7%	6.8%	4.9%
Subprime Mortgage Loans
Number of Loans	95,062	43,938	26,347	41,377	40,030
Volume of Loans	$15,525	$6,590	$3,418	$4,382	$3,840
Percent of Total Dollar Volume	3.9%	2.7%	2.8%	6.5%	5.9%
Total Loans
Number of Loans	2,585,524	1,750,797	949,765	601,443	609,834
Volume of Loans	$398,310	$242,437	$121,002	$67,071	$65,562
Average Loan Amount	$154,000	$138,000	$127,000	$112,000	$108,000

      The following table summarizes our Consumer Markets Division mortgage loan production by loan type:

	Summary of Consumer Markets Division’s Mortgage Loan Production

			Ten Months
	Years Ended		Ended	Years Ended
	December 31,		December 31,	February 28(29),

	2003	2002	2001	2001	2000

	(Dollar amounts in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	355,790	259,738	172,797	72,762	91,137
Volume of Loans	$48,864	$35,167	$23,761	$9,788	$10,734
Percent of Total Dollar Volume	46.9%	56.5%	63.6%	51.7%	53.6%
Conventional Non-conforming Loans
Number of Loans	183,711	74,447	32,136	23,649	11,685
Volume of Loans	$39,515	$15,451	$5,338	$2,870	$2,455
Percent of Total Dollar Volume	37.9%	24.9%	14.3%	15.2%	12.3%
FHA/ VA Loans
Number of Loans	69,422	56,905	50,348	36,691	49,247
Volume of Loans	$7,662	$6,158	$5,416	$3,805	$4,998
Percent of Total Dollar Volume	7.4%	9.9%	14.5%	20.1%	25.1%
Prime Home Equity Loans
Number of Loans	213,732	159,792	92,134	70,064	61,285
Volume of Loans	$8,167	$5,408	$2,841	$2,460	$1,794
Percent of Total Dollar Volume	7.8%	8.7%	7.6%	13.0%	9.0%
Subprime Mortgage Loans
Number of Loans	217	138	6	11	2
Volume of Loans	$8	$5	$1	$2	$1
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	822,872	551,020	347,421	203,177	213,356
Volume of Loans	$104,216	$62,189	$37,357	$18,925	$19,982
Average Loan Amount	$127,000	$113,000	$108,000	$93,000	$94,000

      The following table summarizes Wholesale Lending Division mortgage loan production by loan type:

	Summary of Wholesale Lending Division’s Mortgage Loan Production

			Ten Months
	Years Ended		Ended	Years Ended
	December 31,		December 31,	February 28(29),

	2003	2002	2001	2001	2000

	(Dollar amounts in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	301,260	248,089	171,658	78,834	83,124
Volume of Loans	$45,415	$36,190	$24,224	$10,393	$9,328
Percent of Total Dollar Volume	49.8%	53.9%	61.6%	52.1%	48.8%
Conventional Non-conforming Loans
Number of Loans	153,781	116,146	56,161	34,221	28,559
Volume of Loans	$37,041	$25,214	$11,185	$5,246	$5,182
Percent of Total Dollar Volume	40.6%	37.5%	28.5%	26.3%	27.1%
FHA/ VA Loans
Number of Loans	11,454	6,522	13,604	14,242	21,029
Volume of Loans	$1,537	$818	$1,572	$1,555	$2,207
Percent of Total Dollar Volume	1.7%	1.2%	4.0%	7.8%	11.5%
Prime Home Equity Loans
Number of Loans	41,874	82,465	37,370	21,671	17,825
Volume of Loans	$2,214	$3,327	$1,490	$1,056	$807
Percent of Total Dollar Volume	2.4%	5.0%	3.8%	5.3%	4.2%
Subprime Mortgage Loans
Number of Loans	29,094	9,627	6,971	16,061	16,820
Volume of Loans	$5,004	$1,639	$841	$1,691	$1,608
Percent of Total Dollar Volume	5.5%	2.4%	2.1%	8.5%	8.4%
Total Loans
Number of Loans	537,463	462,849	285,764	165,029	167,357
Volume of Loans	$91,211	$67,188	$39,312	$19,941	$19,132
Average Loan Amount	$170,000	$145,000	$138,000	$121,000	$114,000

      The following table summarizes Correspondent Lending Division mortgage loan production by loan type:

	Summary of Correspondent Lending Division’s Mortgage Loan Production

			Ten Months
	Years Ended		Ended	Years Ended
	December 31,		December 31,	February 28(29),

	2003	2002	2001	2001	2000

	(Dollar amounts in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	847,914	484,795	159,752	87,444	119,296
Volume of Loans	$139,569	$77,503	$28,344	$13,832	$14,848
Percent of Total Dollar Volume	71.6%	70.8%	66.7%	52.1%	59.4%
Conventional Non-conforming Loans
Number of Loans	151,248	74,051	48,453	27,451	10,989
Volume of Loans	$34,525	$16,188	$5,390	$2,901	$2,444
Percent of Total Dollar Volume	17.7%	14.8%	12.7%	10.9%	9.8%
FHA/ VA Loans
Number of Loans	115,182	93,932	53,638	67,740	60,720
Volume of Loans	$15,202	$12,041	$6,666	$7,715	$6,331
Percent of Total Dollar Volume	7.8%	11.0%	15.7%	29.1%	25.3%
Prime Home Equity Loans
Number of Loans	31,279	44,709	33,489	24,371	14,709
Volume of Loans	$1,542	$1,873	$1,235	$1,019	$586
Percent of Total Dollar Volume	0.8%	1.7%	2.9%	3.8%	2.3%
Subprime Mortgage Loans
Number of Loans	26,836	13,590	7,117	9,358	8,059
Volume of Loans	$4,110	$1,869	$867	$1,082	$803
Percent of Total Dollar Volume	2.1%	1.7%	2.0%	4.1%	3.2%
Total Loans
Number of Loans	1,172,459	711,077	302,449	216,364	213,773
Volume of Loans	$194,948	$109,474	$42,502	$26,549	$25,012
Average Loan Amount	$166,000	$154,000	$141,000	$123,000	$117,000

      The following table summarizes FSLI mortgage loan production by loan type:

	Summary of Full Spectrum Lending, Inc.’s Mortgage Loan Production

			Ten Months
	Years Ended		Ended	Years Ended
	December 31,		December 31,	February 28(29),

	2003	2002	2001	2001	2000

	(Dollar amounts in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	4,757	621	228	192	82
Volume of Loans	$607	$81	$27	$16	$3
Percent of Total Dollar Volume	7.7%	2.3%	1.5%	0.9%	0.2%
Conventional Non-conforming Loans
Number of Loans	3,772	1,328	148	11	—
Volume of Loans	$580	$188	$22	$6	—
Percent of Total Dollar Volume	7.3%	5.2%	1.2%	0.4%	0.0%
FHA/ VA Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Prime Home Equity Loans
Number of Loans	5,286	3,319	1,502	723	117
Volume of Loans	$345	$240	$73	$27	$5
Percent of Total Dollar Volume	4.3%	6.7%	4.0%	1.6%	0.3%
Subprime Mortgage Loans
Number of Loans	38,915	20,583	12,253	15,947	15,149
Volume of Loans	$6,403	$3,077	$1,709	$1,607	$1,428
Percent of Total Dollar Volume	80.7%	85.8%	93.3%	97.1%	99.5%
Total Loans
Number of Loans	52,730	25,851	14,131	16,873	15,348
Volume of Loans	$7,935	$3,586	$1,831	$1,656	$1,436
Average Loan Amount	$150,000	$139,000	$130,000	$98,000	$94,000

      The following table sets forth the number and dollar amount of Capital Markets mortgage loan production by loan type for the periods indicated:

	Summary of Capital Markets Mortgage Loan Production

			Ten Months
	Years Ended		Ended	Years Ended
	December 31,		December 31,	February 28(29),

	2003	2002	2001	2001	2000

	(Dollar amounts in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	7,818	5,910	540	1,376	1,432
Volume of Loans	$1,342	$1,038	$76	$405	$242
Percent of Total Dollar Volume	6.0%	12.0%	2.6%	21.9%	20.5%
Conventional Non-conforming Loans
Number of Loans	37,466	11,654	695	1,268	791
Volume of Loans	$16,267	$4,586	$274	$371	$105
Percent of Total Dollar Volume	73.3%	53.0%	9.2%	20.0%	8.9%
FHA/ VA Loans
Number of Loans	5	267	1,144	—	688
Volume of Loans	$1	$76	$455	—	$62
Percent of Total Dollar Volume	0.0%	0.9%	15.3%	0.0%	5.3%
Prime Home Equity Loans
Number of Loans	6,228	3,037	8	2,216	12,139
Volume of Loans	$288	$128	—	$98	$451
Percent of Total Dollar Volume	1.3%	1.5%	0.0%	5.3%	38.3%
Subprime Mortgage Loans
Number of Loans	29,143	19,257	17,012	10,329	3,359
Volume of Loans	$4,302	$2,831	$2,162	$978	$318
Percent of Total Dollar Volume	19.4%	32.6%	72.9%	52.8%	27.0%
Total Loans
Number of Loans	80,660	40,125	19,399	15,189	18,409
Volume of Loans	$22,200	$8,659	$2,967	$1,852	$1,178
Average Loan Amount	$275,000	$216,000	$153,000	$122,000	$64,000

      The following table sets forth the number and dollar amount of Treasury Bank mortgage loan production by loan type for the periods indicated:

	Summary of Treasury Bank Mortgage Loan Production

			Ten Months
	Years Ended		Ended	Years Ended
	December 31,		December 31,	February 28(29),

	2003	2002	2001	2001	2000

	(Dollar amounts in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	204	295	—	—	—
Volume of Loans	$71	131	—	—	—
Percent of Total Dollar Volume	0.5%	16.3%	—	—	—
Conventional Non-conforming Loans
Number of Loans	24,593	—	—	—	—
Volume of Loans	$8,736	—	—	—	—
Percent of Total Dollar Volume	60.9%	0.0%	—	—	—
FHA/ VA Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	—	—	—
Prime Home Equity Loans
Number of Loans	155,418	22,727	—	—	—
Volume of Loans	$5,547	$674	—	—	—
Percent of Total Dollar Volume	38.6%	83.7%	—	—	—
Subprime Mortgage Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	—	—	—
Total Loans
Number of Loans	180,215	23,022	—	—	—
Volume of Loans	$14,354	$805	—	—	—
Average Loan Amount	$80,000	$35,000	—	—	—

Item 2.	Properties

      The primary executive and administrative offices of Countrywide are located in and around Calabasas, California. The headquarters facility consists of approximately 245,000 square feet and is situated on 20.1 acres of land. Our marketing and legal departments are located in an 86,000 square foot office building in Calabasas, California, which we have leased with an option to purchase. Our executive and administrative operations of Treasury Bank are located in a 158,000 square foot office building in Thousand Oaks, California. We sublease, with an option to purchase a 215,000 square foot facility in Rosemead, California, which houses loan production and certain subsidiary operations. We lease and sublease approximately 239,000 square feet in West Hills, California, where our Correspondent Lending and Wholesale Divisions are located. In Simi Valley, California, we own four office buildings totaling approximately 796,000 square feet which currently house loan servicing operations, as well as Treasury Bank’s document custodian operations and our collateral documents and document management operations. We own a fifth building in Simi Valley that will be renovated to house loan servicing operations and other business units. We also lease 304,000 square feet in Simi Valley that house the Balboa Life & Casualty insurance tracking operations and a variety of operating subsidiaries. In Irvine, California, we lease a 136,000 square foot office building which houses the executive and administrative operations of Balboa Life & Casualty. We also own four office buildings totaling approximately 958,000 square feet on 38.5 acres in Plano, Texas, which house additional loan servicing, loan production, data processing and subsidiary operations.

      In 2003, we purchased a 79,000 square foot facility in Chandler, Arizona, which currently houses certain FSLI and loan production technology operations. In 2003, we completed tenant improvements and occupied two buildings totaling 162,000 square feet in Agoura Hills, California, housing loan production technology operations. In December 2003, we moved into a second 101,000 square foot office building in Lancaster, California, bringing our total square feet in Lancaster to 202,000, which we have an option to purchase. The Lancaster facilities currently house loan servicing operations. In September 2003, we purchased a 387,000 square foot facility in Fort Worth, Texas, which will house loan servicing operations. Additional space located in Plano, Texas as well as Woodland Hills, Calabasas Hills and Pasadena, California, is currently under lease for certain operations including: loan servicing, loan production, accounting and data processing. These leases provide an additional 235,000 square feet on varying terms. In addition, we lease space for our branch offices throughout the United States.

Item 3.	Legal Proceedings

      We are defendants in, or parties to, a number of pending and threatened legal actions and proceedings involving matters that are generally incidental to our business. These matters include actions and proceedings involving alleged breaches of contract, violations of consumer protection and other laws and regulations, and other disputes arising out of our operations. Certain of these matters involve claims for substantial monetary damages, and others purport to be class actions.

      Based on our current knowledge, we do not believe that liabilities, if any, arising from any single pending action or proceeding will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries. We are not, however, able to predict with certainty the outcome or timing of the resolution of any of these actions or proceedings or the ultimate impact on us or our results of operations in a particular future period.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for the Company’s Common Stock and Related Stockholder Matters

      The Company’s common stock is listed on the New York Stock Exchange, the NASDAQ National Market and the Pacific Stock Exchange (Symbol: CFC). The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for the Company’s common stock and the amount of cash dividends declared during the last two periods:

For the Year Ended December 31, 2002

	Stock Price
			Cash Dividends
Period Ended	High	Low	Declared

March 31, 2002	$34.09	$28.21	$0.00
June 30, 2002	$37.74	$33.08	$0.10
September 30, 2002	$41.25	$29.63	$0.08
December 31, 2002	$39.75	$31.76	$0.09

For the Year Ended December 31, 2003

	Stock Price
			Cash Dividends
Period Ended	High	Low	Declared

March 31, 2003	$44.03	$37.87	$0.09
June 30, 2003	$59.05	$43.28	$0.10
September 30, 2003	$59.48	$47.63	$0.11
December 31, 2003	$81.81	$58.15	$0.15

      The Company has declared and paid cash dividends on its common stock quarterly since 1982. The Board of Directors of the Company declares dividends based on its review of the most recent quarter’s profitability along with the Company’s earnings prospects and capital requirements. Effective January 1, 2001, the Company changed its fiscal year. As a result, no dividend was declared in the quarter ended March 31, 2002 as the previous period (the month of December 31, 2001) was the short period in the transition year. In recognition of this change, the Board of Directors supplemented the dividend declared during the quarter ended June 30, 2002, to provide shareholders a return for the one-month period. During the years ended December 31, 2003 and 2002, the Company declared quarterly cash dividends totaling $0.45 and $0.27 per share, respectively.

      The ability of the Company to pay dividends in the future is limited by the earnings, cash position and capital needs of the Company, general business conditions and other factors deemed relevant by the Company’s Board of Directors. The Company is prohibited under certain of its debt agreements, including its guarantee of Countrywide Home Loan’s revolving credit facility, from paying dividends on any capital stock (other than dividends payable in capital stock or stock rights) if in default, otherwise the Company may pay dividends in an aggregate amount not to exceed the greater of: (i) the after-tax net income of the Company, determined in accordance with generally accepted accounting principles, for the fiscal year to the end of the quarter to which the dividends relate, or (ii) the aggregate amount of dividends paid on common stock during the immediately preceding year. The ability of the Company to pay dividends may also be limited by the Federal Reserve Board if it determines that the payment of dividends by the Company would hinder its ability to serve as a source of strength for Treasury Bank or would otherwise be detrimental to the continued viability of Treasury Bank or the Company.

      The primary source of funds for payments to stockholders by the Company is dividends received from its subsidiaries. Accordingly, such payments by the Company in the future also depend on various restrictive covenants in the debt obligations of its subsidiaries, the earnings, the cash position and the capital needs of its subsidiaries, as well as laws and regulations applicable to its subsidiaries. Unless the Company and Countrywide Home Loans each maintains specified minimum levels of net worth and certain other financial ratios, dividends cannot be paid by the Company and Countrywide Home Loans to remain in compliance with certain of Countrywide Home Loans’ debt obligations (including its revolving credit facility). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

      As of December 31, 2003 there were 1,966 shareholders of record of the Company’s common stock, with 184,490,593 common shares outstanding.

Item 6.	Selected Consolidated Financial Data

			Ten Months
	Years Ended December 31,		Ended	Years Ended February 28(29),
			December 31,
	2003	2002	2001	2001	2000

	(Dollar amounts in thousands, except per share data)
Statement of Earnings Data(1):
Revenues:
Gain on sale of loans and securities	$5,890,325	$3,471,218	$1,601,990	$907,973	$859,688
Interest income	3,342,200	2,253,296	1,806,596	1,324,066	978,656
Interest expenses	(1,940,207)	(1,461,066)	(1,474,719)	(1,330,724)	(904,713)

Net interest income (expense)	1,401,993	792,230	331,877	(6,658)	73,943
Loan servicing fees and other income from retained interests	2,804,338	2,028,922	1,367,381	1,227,474	1,043,838
Amortization of MSRs	(2,069,246)	(1,267,249)	(805,533)	(518,199)	(459,308)
Impairment/recovery of retained interests	(1,432,965)	(3,415,311)	(1,472,987)	(915,589)	262,939
Servicing hedge gains (losses)	234,823	1,787,886	908,993	797,148	(264,094)

Net loan servicing fees and other income from retained interests	(463,050)	(865,752)	(2,146)	590,834	583,375
Net insurance premiums earned	732,816	561,681	316,432	274,039	75,786
Commissions and other revenue	464,762	358,855	248,506	167,386	148,744

Total revenues	8,026,846	4,318,232	2,496,659	1,933,574	1,741,536

Expenses:
Compensation expenses	2,583,763	1,771,287	968,232	702,626	621,205
Occupancy and other office expenses	586,648	447,723	291,571	262,370	261,303
Insurance claims expenses	360,046	277,614	134,819	106,827	23,420
Other operating expenses	650,617	478,585	313,418	275,716	204,410

Total expenses	4,181,074	2,975,209	1,708,040	1,347,539	1,110,338

Earnings before income taxes	3,845,772	1,343,023	788,619	586,035	631,198
Provision for income taxes	1,472,822	501,244	302,613	211,882	220,955

Net earnings	$2,372,950	$841,779	$486,006	$374,153	$410,243

Per Share Data(2):
Basic	$13.33	$5.06	$3.03	$2.44	$2.72
Diluted	$12.47	$4.87	$2.92	$2.36	$2.64
Cash dividends declared per share	$0.45	$0.27	$0.32	$0.30	$0.30
Weighted average shares outstanding:
Basic	177,973,000	166,320,000	160,452,000	153,243,000	150,777,000
Diluted	190,375,000	172,965,000	166,391,000	158,713,000	155,584,000

			Ten Months
	Years Ended December 31,		Ended	Years Ended February 28(29),
			December 31,
	2003	2002	2001	2001	2000

	(Dollar amounts in thousands, except per share data)
Selected Balance Sheet Data at End of Period(1):
Total assets	$97,949,793	$58,030,783	$37,216,804	$22,955,507	$15,822,328
Short-term debt	$51,830,250	$28,311,361	$15,210,374	$7,300,030	$2,529,302
Long-term debt	$19,103,743	$13,617,266	$10,897,481	$7,643,991	$7,253,323
Common shareholders’ equity	$8,084,716	$5,161,133	$4,087,642	$3,559,264	$2,887,879
Operating Data (Dollar amounts in millions):
Loan servicing portfolio(3)	$644,855	$452,405	$336,627	$293,600	$250,192
Volume of loans originated	$434,864	$251,901	$123,969	$68,923	$66,740

(1)	Certain amounts in the Consolidated Financial Statements have been reclassified to conform to current year presentation.

(2)	Adjusted to reflect subsequent stock dividends and splits.

(3)	Includes warehoused loans and loans under subservicing agreements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Countrywide’s core business is residential mortgage banking. In recent years, we have expanded from our core mortgage banking business into related businesses. We have pursued this diversification to capitalize on meaningful opportunities to leverage our core mortgage banking business and to provide sources of earnings that are less cyclical than the mortgage banking business. We manage these businesses through five business segments — Mortgage Banking, Capital Markets, Banking, Insurance and Global Operations.

      The mortgage banking business continues to be the primary source of our revenues and earnings. As a result, the primary influence on our operating results is the aggregate demand for mortgage loans in the U.S., which is affected by such external factors as prevailing mortgage rates and the strength of the U.S. housing market.

      In 2003, total U.S. residential mortgage production reached a record level of $3.8 trillion, attributable in large part to historically low interest rates. Driven by this mortgage market, our mortgage banking operations achieved record earnings, as increased profits from loan production, enhanced by a significant increase in market share, more than offset losses attributable to the decline in value of our mortgage servicing rights. Our related businesses also benefited from low interest rates and the record level of mortgage production in 2003. As a result, our net earnings reached $2.4 billion in 2003, an increase of $1.5 billion, or 182%, from 2002.

      For 2004, forecasters predict a 40% to 50% reduction in total U.S. mortgage production, due to an expected decline in mortgage refinance activity. We believe that a market within the forecasted range would still be favorable for our loan production business, although we would expect increased competitive pressures to have some impact on the profitability of that business. A reduction in mortgage refinance activity should result, however, in an increase in profitability from our investment in mortgage servicing rights. A decline in mortgage production would likely result in a reduction in mortgage securities trading and underwriting volume, which may negatively impact the profitability of our Capital Markets Segment. However, we expect earnings in our Banking Segment to increase, primarily as a result of growth in its mortgage loan portfolio.

      The principal market risk we face is interest rate risk — the risk that the value of our assets or liabilities or our net interest income will change due to changes in interest rates. We manage this risk primarily through the natural counterbalance of our loan production operations and our investment in mortgage servicing rights, as well as through the use of various financial instruments including derivatives. The overall objective of our interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.

      We also face credit risk, primarily related to our residential mortgage production activities. Credit risk is the potential for financial loss resulting from the failure of a borrower or an institution to honor its contractual obligations to us. We manage mortgage credit risk principally by securitizing substantially all mortgage loans that we produce, and by only retaining high credit quality mortgages in our loan portfolio.

      Our liquidity and financing requirements are significant. We meet these requirements in a variety of ways including use of the public corporate debt and equity markets, mortgage- and asset-backed securities markets, and increasingly in the future through the financing activities of our bank. The objective of our liquidity management is to ensure that adequate, diverse and reliable sources of cash are available to meet our funding needs on a cost-effective basis. Our ability to raise financing at the level and cost required to compete effectively is dependent on maintaining our high credit standing.

      The mortgage industry has undergone rapid consolidation in recent years, and we expect this trend to continue in the future. Today the industry is dominated by large, sophisticated financial institutions. To compete effectively in the future, we will be required to maintain a high level of operational, technological and managerial expertise, as well as an ability to attract capital at a competitive cost. We believe that we will benefit from this consolidation through increased market share and rational price competition.

      Countrywide is a diversified financial services company, with mortgage banking at its core. Our goal is to be the leader in the mortgage banking business in the future. We plan to leverage our position in mortgage banking to grow our related businesses.

      As used in this report, references to “we,” “our,” “the Company” or “Countrywide” refer to Countrywide Financial Corporation and its consolidated subsidiaries unless otherwise indicated.

Critical Accounting Policies

      The accounting policies with the greatest impact on our financial condition and results of operations, and which require the most judgment, pertain to our mortgage securitization activities, our investments in MSRs and other retained interests, and to our use of derivatives to manage interest rate risk. Our critical accounting policies involve the following four areas: 1) accounting for gains on sales of loans and securities; 2) accounting for MSRs and other retained interests; 3) valuation of MSRs and other retained interests, and; 4) accounting for derivatives and our related interest rate risk management activities.

Gain on Sale of Loans and Securities

      Substantially all of the mortgage loans we produce are sold in the secondary mortgage market, primarily in the form of securities. When we sell loans in the secondary mortgage market we generally retain the MSRs. Depending on the type of securitization, there may be other interests we retain including interest-only securities, principal-only securities and residual securities, which we generally hold as available-for sale securities.

      We determine the gain on sale of a security, or loans, by allocating the carrying value of the underlying mortgage loans between securities, or loans, sold and the interests retained, based on their relative estimated fair values. The gain on sale we report is the difference between the cash proceeds from the sale and the cost allocated to the securities, or loans, sold.

      Here is an example of how this accounting concept works:

Carrying value of mortgage loans underlying a security(1)	$1,000,000

Fair Values:
Security	$990,000
Retained Interests	15,000

Total fair value	$1,005,000

Computation of gain on sale of security:
Sales proceeds	$990,000
Less: allocated cost ($1,000,000 x $990,000/$1,005,000)	985,075

Gain on sale	$4,925

Initial recorded value of retained interests ($1,000,000 – $985,075)	$14,925

(1)	The carrying value of mortgage loans includes the outstanding principal balance of the loans net of deferred origination costs and fees and any premiums or discounts.

Accounting for MSRs and Other Retained Interests

      Once MSRs and other retained interests have been recorded, they must be periodically evaluated for impairment. Impairment occurs when the current fair value of the MSRs or other retained interests falls below its carrying value.

      If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. (As of December 31, 2003, the MSR impairment valuation allowance was $1.2 billion.) If impairment is deemed to be other than temporary, the valuation allowance is applied to reduce the cost-basis of the MSRs. MSRs cannot be carried above their amortized cost-basis.

      For other retained interests, which we account for as available-for-sale securities, impairment is recognized as a reduction to shareholders’ equity (net of tax). If the impairment is deemed to be other than temporary, it is recognized in current-period earnings. Once we record this impairment, we recognize subsequent increases in the value of other retained interests in earnings over the estimated remaining life of the investment through a higher effective yield.

      In addition to periodic evaluation for impairment, MSRs are also subject to periodic amortization. We compute MSR amortization by applying the ratio of the net MSR cash flows projected for the current period to the estimated total remaining net MSR cash flows. The estimated total net MSR cash flows are determined at the beginning of each reporting period, using prepayment assumptions applicable at that time.

Valuation of MSRs and Other Retained Interests

      Considerable judgment is required to determine the fair values of our retained interests. Unlike government securities and other highly liquid investments, the precise market value of retained interests cannot be readily determined, because these assets are not actively traded in stand-alone markets.

      Our MSR valuation process combines the use of a sophisticated discounted cash flow model, extensive analysis of current market data, and senior financial management oversight to arrive at an estimate of fair value at each balance sheet date. The cash flow assumptions and prepayment assumptions used in our discounted cash flow model are based on our own empirical data drawn from the historical performance of our MSRs, which we believe are consistent with assumptions used by market participants valuing MSRs. The most critical assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rate (projected LIBOR plus option-adjusted spread). These variables can and generally will change from quarter to quarter as market conditions and projected interest rates change. We determine the fairness of our MSR valuation quarterly by comparison to the following market data (as available): MSR trades; MSR broker valuations; prices of interest-only securities, and; peer group MSR valuation surveys.

      For the other retained interests, we also estimate fair value through the use of discounted cash flow models. The key assumptions used in the valuation of our other retained interests include mortgage prepayment speeds, discount rates, and for residual interests containing credit risk, the net lifetime credit losses. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk Management” section of this document for further discussion of credit risk). We have incorporated cash flow and prepayment assumptions based on our own empirical data drawn from the historical performance of the loans underlying our other residual interests, which we believe are consistent with assumptions other major market participants would use in determining the assets’ fair value.

      At December 31, 2003, the Company’s investment in MSRs was as follows:

	Total Portfolio(1)

	Principal	Percent	MSR
Mortgage Rate	Balance	of Total	Balance

	(Dollar amounts in millions)
6% and under	$301,276	51.6%	$3,924
6.01-7%	208,584	35.7%	2,303
7.01-8%	52,261	8.9%	437
8.01-9%	14,409	2.5%	124
9.01-10%	4,065	0.7%	39
over 10%	3,752	0.6%	37

6.1%(2)	$584,347	100%	$6,864

(1)	Excludes subservicing and mortgage loans held for sale or investment.

(2)	The weighted average mortgage rate.

      The portfolio serviced for others has a weighted average service fee of 0.327%.

      The following table shows the value sensitivity of our MSRs to the key assumptions we used to determine their fair values at December 31, 2003:

MSRs

(Dollar amounts
in thousands)
Fair value of MSRs	$6,909,167
Carrying value of MSRs	$6,863,625
Carrying value as a percentage of loans serviced for others	1.2%
Weighted-average life (in years)	6.0
WEIGHTED-AVERAGE ANNUAL PREPAYMENT SPEED	20.8%
Impact of 10% adverse change	$395,797
Impact of 20% adverse change	$750,842
WEIGHTED-AVERAGE OAS(1)	4.3%
Impact of 10% adverse change	$112,781
Impact of 20% adverse change	$222,318

(1) option-adjusted spread over LIBOR

      The following table shows the value sensitivity of our other retained interests to the key assumptions we used to determine their fair values at December 31, 2003:

Other
Retained
Interests

(Dollar amounts
in thousands)
Fair value of retained interests	$1,355,535
Weighted-average life (in years)	2.0
WEIGHTED-AVERAGE ANNUAL PREPAYMENT SPEED	30.6%
Impact of 10% adverse change	$82,729
Impact of 20% adverse change	$152,158
WEIGHTED-AVERAGE ANNUAL DISCOUNT RATE	20.4%
Impact of 10% adverse change	$22,585
Impact of 20% adverse change	$43,919
WEIGHTED-AVERAGE NET LIFETIME CREDIT LOSSES	1.9%
Impact of 10% adverse change	$30,426
Impact of 20% adverse change	$60,839

      These sensitivities are hypothetical and should be used with caution. This information is furnished to provide the reader with a basis for assessing the sensitivity of the values presented to changes in key assumptions. As the figures indicate, changes in fair value based on a 10% variation in individual assumptions generally cannot be extrapolated. In addition, in the above table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which could magnify or counteract the sensitivities.

Derivatives and Interest Rate Risk Management Activities

      We use derivatives extensively in connection with our interest rate risk management activities. We record all derivative instruments at fair value.

      We may qualify some of our interest rate risk management activities for hedge accounting. To qualify for hedge accounting we must demonstrate, on an ongoing basis, that our interest rate risk management activity is highly effective. We use standard statistical measures to determine the effectiveness of our hedging activity. If we are unable to qualify certain interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would be reflected in current period earnings, while the change in fair value of the related asset or liability might not, thus creating a possible earnings mismatch. This issue is potentially most significant regarding MSRs, which absent the application of hedge accounting, are required to be carried at the lower of amortized cost or market.

      In connection with our mortgage loan origination activities, we issue interest rate lock commitments (“IRLCs”) to loan applicants and financial intermediaries. The IRLCs guarantee a loan’s terms, subject to credit approval, for a period of time while the loan application is in process, typically between 7 and 60 days. IRLCs are derivative instruments and, therefore, are required to be recorded at fair value, with changes in fair value reflected in current period earnings. However, unlike most other derivative instruments, there is no active market for IRLCs that can be used to determine an IRLC’s fair value. Consequently, we have developed a method for estimating the fair value of our IRLCs.

      We estimate the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan, given the probability that the loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based on quoted MBS prices. The change in fair value of the underlying mortgage loan is measured from the lock date. Therefore, at the time of issuance the estimated fair value of an IRLC is zero. (Subsequent to issuance, the value of an IRLC can be either positive or negative, depending on the change in value of the underlying mortgage loan.) The probability that the loan will fund within the terms of the IRLC is driven by a number of factors — in particular, the change, if any, in mortgage rates subsequent to the lock date. In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the applications, age of the applications, purpose for the loans (purchase or refinance) and the application approval rate. We have developed closing ratio estimates using historical empirical data that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. These closing ratio estimates are used to estimate the number of loans that we expect to fund within the terms of the IRLCs.

      In March 2003, the SEC issued Staff Accounting Bulletin No. 105 — “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”), which summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. Our current method used to estimate the fair value of IRLCs is consistent with SAB No. 105; therefore, SAB No. 105 will have no impact on the Company’s financial condition or results of operations.

Change in Fiscal Year

      Effective January 1, 2001, we changed our year end from February 28 to December 31. For purposes of this Annual Report on Form 10-K, our consolidated statements of earnings, consolidated statement of common shareholders’ equity, consolidated statements of cash flows and consolidated statements of comprehensive income consist of the years ended December 31, 2003, 2002 and the ten months ended December 31, 2001. We changed our year end to conform our reporting periods to those required by the Board of Governors of the Federal Reserve for regulatory reporting purposes.

Change of Corporate Name

      On November 7, 2002, we changed our corporate name from Countrywide Credit Industries, Inc. to Countrywide Financial Corporation.

      We believe our new name more accurately reflects the full array of products and services we offer to consumers and financial companies.

Stock Split Effected as a Stock Dividend

      In the fourth quarter of 2003, we consummated a 4-for-3 stock split effected as a stock dividend. All references in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations to the number of common shares and earnings per share amounts have been restated accordingly.

Comparison of Results of Operations for the Year Ended December 31, 2003 (“2003”) to the Year Ended December 31, 2002 (“2002”)

Consolidated Earnings Performance

      Our diluted earnings per share for 2003 totaled $12.47, a 156% increase over diluted earnings per share for 2002. Net earnings were $2,373.0 million, a 182% increase from 2002. This earnings performance was driven by an increase in our mortgage loan production from $251.9 billion in 2002 to $434.9 billion in 2003. In addition, our non-mortgage banking businesses achieved a substantial overall increase in earnings in 2003.

      Industry-wide, mortgage loan production reached a new record level of $3.8 trillion in 2003, up from $2.7 trillion during 2002 (Source: Inside Mortgage Finance). Approximately two-thirds of the mortgages produced in 2003 were refinances of existing mortgages that were triggered by historically low mortgage rates. These same low rates contributed to increased activity in the U.S. housing market, which also reached record levels in 2003.

      The continued high demand for mortgages drove not only high production volumes for Countrywide, but also high production margins. The combination of high volumes and margins yielded Loan Production Sector pre-tax earnings of $4,087.9 million for 2003, an increase of $1,692.9 million from 2002.

      The high levels of mortgage refinances and home purchases resulted in significant prepayments within our mortgage loan servicing portfolio during the period. This, along with the expectation of continued higher-than-normal prepayments in the future due to low mortgage rates, resulted in significant amortization and impairment of our MSRs and other retained interests in 2003. The combined amount of amortization and impairment of MSRs and other retained interests, net of Servicing Hedge gains, was $3,267.4 million, resulting in a pre-tax loss of $1,233.5 million in the Loan Servicing Sector for 2003, compared to a pre-tax loss of $1,489.8 million in 2002.

      These factors combined to produce pre-tax earnings of $2,952.2 million in the Mortgage Banking Segment for 2003, an increase of $1,977.1 million, or 203%, from 2002.

      Our non-mortgage banking businesses had combined pre-tax earnings of $893.6 million in 2003, an increase of 143% over 2002. Benefiting again from a favorable market environment, our Capital Markets Segment achieved pre-tax earnings of $442.3 million, up from $199.9 million in 2002. In addition, our Banking Segment increased its pre-tax earnings by $203.2 million over the prior year, driven primarily by growth in its portfolio of mortgage loans.

Operating Segment Results

      Pre-tax earnings by segment are summarized below:

	Years Ended December 31,

	2003	2002

	(Dollar amounts in thousands)
Mortgage Banking:
Production	$4,087,866	$2,394,963
Servicing	(1,233,475)	(1,489,796)
Loan Closing Services	97,825	69,953

Total Mortgage Banking	2,952,216	975,120

Other Businesses:
Capital Markets	442,303	199,876
Banking	287,217	83,971
Insurance	138,774	74,625
Global Operations	25,607	5,282
Other	(345)	4,149

Total Other Businesses	893,556	367,903

Pre-tax earnings	$3,845,772	$1,343,023

      Mortgage loan production by segment and product is summarized below:

	Years Ended December 31,

	2003	2002

	(Dollar amounts in millions)
Segment:
Mortgage Banking	$398,310	$242,437
Capital Markets’ conduit acquisitions	22,200	8,659
Treasury Bank	14,354	805

	$434,864	$251,901

Product:
Prime	$396,934	$230,830
Prime Home Equity	18,103	11,650
Subprime	19,827	9,421

	$434,864	$251,901

Mortgage Banking Segment

      Our Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Sectors. The Loan Production and Loan Closing Services Sectors generally perform at their best when mortgage rates are relatively low and loan origination volume is high. Conversely, the Loan Servicing Sector generally performs well when mortgage rates are relatively high and loan prepayments are low. The natural counterbalance of these sectors reduces the impact of changes in mortgage rates on our earnings. During 2003, historically low mortgage rates drove record levels of mortgage originations and prepayments industry-wide, which contributed to record profits in the Loan Production and Loan Closing Services Sectors and near record losses in the Loan Servicing Sector.

Loan Production Sector

      The Loan Production Sector produces mortgage loans through the three production divisions of Countrywide Home Loans (“CHL”) — Consumer Markets, Wholesale Lending and Correspondent Lending, as well as through Full Spectrum Lending, Inc.

      The pre-tax earnings of the Loan Production Sector are summarized below:

	Years Ended December 31,

	2003		2002

		Percent of		Percent of
		Loan		Loan
		Production		Production
	Dollars	Volume	Dollars	Volume

	(Dollar amounts in thousands)
Revenues	$6,487,460	1.63%	$3,914,687	1.62%
Expenses:
Operating expenses	2,001,584	0.50%	1,272,411	0.53%
Allocated corporate expenses	398,010	0.10%	247,313	0.10%

Total expenses	2,399,594	0.60%	1,519,724	0.63%

Pre-tax earnings	$4,087,866	1.03%	$2,394,963	0.99%

      Strong demand for residential mortgages enabled the Loan Production Sector to achieve significant growth in revenues and earnings in 2003 compared to 2002. This performance was enhanced by a significant increase in our market share during the year. Our mortgage origination market share was 11.6% in 2003, up from 9.4% in 2002 (Source: Inside Mortgage Finance). Ongoing favorable market conditions contributed to the continued high revenues earned, while high productivity levels helped keep unit costs low. These factors combined to produce continued high profit margins (pre-tax earnings as a percentage of loan volume) for the Loan Production Sector.

      The following table shows total Mortgage Banking loan production volume by division:

	Years Ended
	December 31,

	2003	2002

	(Dollar amounts
	in millions)
Correspondent Lending Division	$194,948	$109,474
Consumer Markets Division	104,216	62,189
Wholesale Lending Division	91,211	67,188
Full Spectrum Lending, Inc.	7,935	3,586

	$398,310	$242,437

      Mortgage Banking loan production for 2003 increased 64% in comparison to 2002. All divisions, in particular Correspondent Lending, contributed to the increase in origination volume. The increase was due primarily to a rise in non-purchase loan production of 78%. An increase in purchase production of 39% also contributed to the higher origination volume. The increase in purchase loans is significant because this is the relatively stable growth component of the mortgage market, with average annual growth of 8% over the last 10 years. (The non-purchase, or refinance, component of the mortgage market is highly volatile because it is driven almost exclusively by prevailing mortgage rates.)

      The following table summarizes Mortgage Banking loan production by purpose and interest rate type:

	Years Ended
	December 31,

	2003	2002

	(Dollar amounts in
	millions)
Purpose:
Purchase	$115,750	$83,552
Non-purchase	282,560	158,885

	$398,310	$242,437

Interest Rate Type:
Fixed Rate	$327,412	$209,733
Adjustable Rate	70,898	32,704

	$398,310	$242,437

      In 2003, 82% of our loan production was fixed rate, which reflects homeowner preferences for fixed rate mortgages in a low mortgage-rate environment. Management expects that a higher percentage of homeowners would potentially choose adjustable rate mortgages in a higher interest rate environment. Such a shift in homeowner preferences may favor portfolio lenders, which have a natural preference for adjustable rate mortgages, over mortgage bankers that rely more heavily on securitization.

      As shown in the following table, the volume of Mortgage Banking Prime Home Equity and Subprime Mortgage Loans produced (which is included in the total volume of loans produced) increased 59% during the current period from the prior period:

	Years Ended
	December 31,

	2003	2002

	(Dollar amounts in
	millions)
Prime Home Equity Loans	$12,268	$10,848
Subprime Mortgage Loans	15,525	6,590

	$27,793	$17,438

Percent of total loan production	7.0%	7.2%

      Prime Home Equity and Subprime Mortgage Loans carry higher profit margins historically, and the demand for such loans is believed to be less rate sensitive than the demand for prime home loans. Consequently, Management believes these loans will be a significant component of the sector’s future growth, in particular if mortgage rates should rise significantly.

      A major source of intrinsic value derived from our MSRs is Countrywide’s ability to retain its customers when they either refinance their loans or purchase new homes. We successfully retained a significant percentage of the customers who prepaid their mortgages during 2003. Our overall retention rate for 2003 was 40% as compared to 37% for 2002. Our retention rate increased for purchase customers and remained constant for refinance customers. Our retention rate for purchase customers was 27% for 2003 as compared to 21% for 2002. Our retention rate for refinance customers was 42% for 2003 and 2002.

      During 2003, the Loan Production Sector operated at approximately 110% of planned operational capacity. The primary capacity constraint in our loan origination activities is the number of loan operations personnel we have on staff. Therefore, we measure planned capacity with reference to the number of loan operations personnel we have multiplied by the number of loans we expect each available loan operations staff person to process under normal conditions. As volume decreased toward the end of 2003, we began to make reductions in operations staff. From its peak, the total number of operations personnel has been reduced by approximately 3,000. As loan production volume continues to moderate, the operations staff will be further reduced accordingly. At the same time, a reduction in productivity to more sustainable levels will likely result in higher overall unit costs. We plan to continue building our sales staff despite any potential drop in loan origination volume as a primary way to increase market share.

      The following table summarizes the Loan Production Sector workforce:

	Workforce At

	December 31,	December 31,
	2003	2002

Sales	8,681	6,090
Operations:
Regular employees	7,116	5,621
Temporary staff	504	2,090

	7,620	7,711
Production technology	748	554
Administration and support	1,848	1,152

	18,897	15,507

      The Consumer Markets Division continued to grow its commissioned sales force during the period. At December 31, 2003, its commissioned sales force numbered 3,484, an increase of 1,000 during the year. The primary focus of the commissioned sales force is to increase overall purchase market share. The commissioned sales force contributed $25.8 billion in purchase originations in 2003, a 91% increase over 2002. The purchase production generated by the commissioned sales force represented 71% of the Consumer Markets Division’s purchase production for 2003.

      Like the Consumer Markets Division, the Wholesale Lending Division and FSLI continued to grow their sales forces as a core strategy to increase market share. At December 31, 2003, the sales force in the Wholesale Lending Division numbered 886, an increase of 27% during the year. FSLI expanded its sales force by 981, or 96%, during 2003.

     Loan Servicing Sector

      The Loan Servicing Sector reflects the performance of the Company’s investments in MSRs and other retained interests and associated risk management activities, as well as profits from subservicing activities in the United States. The Loan Servicing Sector includes a significant processing operation, consisting of approximately six thousand employees who service the Company’s 5.1 million mortgage customers. How effectively this servicing operation manages costs and generates ancillary income from the portfolio has a significant impact on the long-term performance of this sector.

      The following table summarizes the results for the Loan Servicing Sector:

	Years Ended December 31,

	2003		2002

		Percentage of		Percentage of
		Average Servicing		Average Servicing
	Amount	Portfolio	Amount	Portfolio

	(Dollar amounts in thousands)
Revenues	$2,661,178	0.485%	$2,050,031	0.542%
Servicing Hedge gains	234,823	0.043%	1,787,886	0.473%
Amortization	(2,069,246)	(0.377)%	(1,267,249)	(0.335)%
Impairment	(1,432,965)	(0.261)%	(3,415,311)	(0.904)%
Operating expenses	(392,389)	(0.072)%	(346,121)	(0.092)%
Allocated corporate expenses	(84,126)	(0.015)%	(86,502)	(0.022)%
Interest expense, net	(150,750)	(0.028)%	(212,530)	(0.056)%

Pre-tax loss	$(1,233,475)	(0.225)%	$(1,489,796)	(0.394)%

Average Servicing Portfolio	$548,724,000		$377,999,000

      The Loan Servicing Sector experienced continued losses during the recent period, driven by high amortization and impairment of the Company’s retained interests. The amortization and impairment charges reflect the loss in value of the Company’s retained interests, which was primarily due to the high level of actual and projected prepayments in the Company’s mortgage servicing portfolio. In general, the value of the retained interests is closely linked to the estimated life of the underlying loans. As prepayments increase, the estimated life of the underlying loans decreases. The combined impairment and amortization charge was $3,502.2 million and $4,682.6 million during 2003 and 2002, respectively.

      During 2003, the Servicing Hedge generated a gain of $234.8 million. This gain resulted from a decline in long-term Treasury and swap rates during the first part of 2003; these indices underlie the derivatives and securities that constitute the primary component of the Servicing Hedge. The Servicing Hedge gains generated in the early part of 2003 were partly offset by Servicing Hedge losses toward the end of the year as long-term Treasury and swap rates rose. Amortization and impairment, net of the Servicing Hedge, was $3,267.4 million for 2003, an increase of $372.7 million over 2002. In a stable interest rate environment, Management would expect no significant impairment and would expect to incur expenses related to the Servicing Hedge driven primarily by the composition of the hedge, the shape of the yield curve and the level of interest rate volatility.

      During 2003, we securitized a portion of our net servicing fees (“excess servicing”). Proceeds from the sale of such securities amounted to $1,043.4 million. Securities not sold were classified as trading securities and included in “Investments in other financial instruments” at December 31, 2003. We believe such securitizations enable us to more efficiently manage our capital.

      Despite the high level of prepayments, we increased our servicing portfolio to $644.9 billion at December 31, 2003, a 43% increase from December 31, 2002. At the same time, the overall weighted-average note rate of loans serviced for others declined from 6.9% to 6.1%.

Loan Closing Services Sector

      This sector is comprised of the LandSafe companies, which provide credit reports, flood determinations, appraisals, property valuation services and title reports primarily to the Loan Production Sector but increasingly to third parties as well. Our integration of these previously outsourced services has provided not only incremental profits but also higher overall levels of service and quality control.

      The LandSafe companies produced $97.8 million in pre-tax earnings, representing an increase of 40% from the year-ago period. The increase in LandSafe’s pre-tax earnings was primarily due to the increase in our loan origination activity.

Non-Mortgage Banking Businesses

      To leverage our mortgage banking platform, as well as to reduce the variability of earnings due to changes in mortgage interest rates, we have expanded into other financial services. These other businesses are grouped into the following segments: Capital Markets, Banking, Insurance and Global Operations.

Capital Markets Segment

      Our Capital Markets Segment achieved pre-tax earnings of $442.3 million for 2003, an increase of $242.4 million, or 121%, from 2002. Total revenues were $676.0 million, an increase of $301.6 million, or 81% compared to 2002. Capital Markets took advantage of the highly favorable operating environment prevalent during 2003, consisting of a robust mortgage securities market, high mortgage securities price volatility, and low short-term financing costs.

      The following table shows the pre-tax income of the Capital Markets segment:

	Years Ended
	December 31,

	2003	2002

	(Dollar amounts
	in thousands)
Revenues:
Conduit	$269,592	$111,333
Securities Trading	199,149	139,688
Underwriting	171,958	94,219
Brokering	29,944	20,740
Other	5,360	8,452

Total Revenues	676,003	374,432
Expenses:
Operating expenses	222,555	172,290
Allocated corporate expenses	11,145	2,266

Total Expenses	233,700	174,556

Pre-tax income	$442,303	$199,876

      During 2003, the Capital Markets Segment generated revenues totaling $269.6 million from its conduit activities, which includes brokering and managing the acquisition, sale or securitization of whole loans on behalf of CHL. Conduit revenues for 2003 increased 142% in comparison to 2002 as a result of an increase in the amount of mortgage loans sold that were acquired by the conduits. During 2003, the mortgage loans sold that were acquired by the conduits totaled $38.1 billion, an 81% increase in comparison to $21.1 billion in conduit loans sold in 2002.

      Revenues from securities trading increased 43% to $199.1 million for 2003 due to a 43% increase in securities trading volume. The following table shows the composition of Countrywide Securities Corporation’s (“CSC”) securities trading volume, which includes intersegment trades with our mortgage banking operations, by instrument:

	Years Ended December 31,

	2003	2002

	(Dollar amounts in millions)
Mortgage-backed securities	$2,647,099	$1,854,767
Government agency debt	142,720	77,117
Asset-backed securities	50,944	52,536
Other	17,950	8,426

Total securities trading volume(1)	$2,858,713	$1,992,846

(1)	Approximately 12% and 13% of the segment’s total securities trading volume was with CHL during 2003 and 2002, respectively.

      In 2003, underwriting revenues totaled $172.0 million, an increase of 83% compared to 2002. This increase was attributable to a 74% increase in underwriting volume in 2003.

      Effective January 15, 2004, CSC became a primary dealer. As a primary dealer, CSC is an authorized counterparty with the Federal Reserve Bank of New York in its open market operations. Management believes that CSC’s status as a primary dealer will enhance our ability to compete in its core mortgage securities business by expanding its client base.

Banking Segment

      The Banking Segment achieved pre-tax earnings of $287.2 million in 2003, as compared to $84.0 million for 2002. Following is the composition of pre-tax earnings by company:

	Years Ended
	December 31,

	2003	2002

	(Dollar amounts in
	thousands)
Treasury Bank (“Bank”)	$222,986	$51,721
Countrywide Warehouse Lending (“CWL”)	78,105	32,560
Allocated corporate expenses	(13,874)	(310)

	$287,217	$83,971

      The Bank produced pre-tax earnings of $223.0 million for 2003, an increase of $171.3 million over 2002. The overall increase was due to an increase in net interest income arising from growth in average earning assets combined with a $30.5 million increase in intersegment profits related to the Bank’s document custodian services provided to our mortgage banking operations. Average earning assets increased to $12.4 billion during 2003, an increase of $9.0 billion in comparison to 2002. Asset growth was funded primarily by the transfer of custodial balances controlled by CHL from third-party banks to the Bank, three capital contributions from CFC, Federal Home Loan Bank advances, and growth in the Bank’s retail deposit base. As of December 31, 2003, $5.9 billion of custodial balances controlled by CHL were placed as deposits in the

Bank. The Bank’s annual pre-tax return on assets for 2003 was 1.8% as compared to 1.5% for 2002. The composition of the Bank’s assets was as follows:

	Years Ended December 31,

	2003	2002

	(Dollar amounts
	in thousands)
Cash	$143,420	$163,547
Short-term investments	350,000	300,000
Mortgage loans, net	14,685,887	1,902,793
Investment securities classified as available-for-sale	3,563,917	2,590,789
Other assets	632,674	153,690

Total	$19,375,898	$5,110,819

      Our banking strategy entails holding loans in portfolio that historically would have been immediately securitized and sold in the secondary mortgage market. Management believes this strategy will increase earnings, as well as provide more stable earnings, over the long term; in the short term, reported profits will be impacted by the reduction in gains otherwise recognizable at time of sale.

      CWL’s pre-tax earnings increased $45.5 million in 2003. This was primarily due to growth in average outstanding mortgage warehouse advances partially offset by a decline in the average net spread from 2.1% during 2002 to 2.0% during 2003. For 2003, average mortgage warehouse advances outstanding were $4.0 billion, an increase of $2.3 billion in comparison to 2002. The increase in warehouse advances was largely attributable to growth in the overall mortgage originations market.

Insurance Segment

      The Insurance Segment pre-tax earnings increased 86% over 2002, to $138.8 million for 2003. The following table shows pre-tax earnings by business line:

	Years Ended
	December 31,

	2003	2002

	(Dollar amounts in
	thousands)
Balboa Reinsurance Company	$102,113	$84,514
Balboa Life and Casualty Operations(1)	52,013	1,145
Allocated corporate expenses	(15,352)	(11,034)

	$138,774	$74,625

(1)	Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

      The following table shows net earned premiums:

	Years Ended
	December 31,

	2003	2002

	(Dollar amounts in
	thousands)
Balboa Life and Casualty Operations	$604,231	$478,864
Balboa Reinsurance Company	128,585	82,817

	$732,816	$561,681

      Our mortgage reinsurance business produced $102.1 million in pre-tax earnings, due primarily to a 55% increase in net earned premiums that was driven by growth in the Company’s loan servicing portfolio, offset by a $31.5 million increase in insurance claims reserves. Insurance claims reserves are a function of expected remaining claims losses and premiums.

      Our Life and Casualty insurance business produced pre-tax earnings of $52.0 million, an increase of $50.9 million from 2002. The growth in earnings was driven by a $125.4 million, or 26%, increase in net earned premiums during 2003 in comparison to 2002. The growth in net earned premiums was primarily attributable to growth in lender-placed insurance.

      Our Life and Casualty insurance operations manage its insurance risk by reinsuring portions of its insured risk. Balboa seeks to earn profits by capitalizing on Countrywide’s customer base and institutional relationships, as well as through operating efficiencies and sound underwriting.

      Pre-tax earnings from the agency operations increased in 2003 due to a restructuring of the agency in 2002 to reduce costs and focus on profitable business lines.

Global Operations Segment

      For 2003, our Global Operations Segment’s pre-tax earnings totaled $25.6 million, representing an increase of $20.3 million in comparison to 2002. Results in the current period were positively impacted by growth in the portfolio of mortgage loans subserviced and the number of new mortgage loans processed on behalf of GHL’s minority joint venture partner, Barclays plc.

Detailed Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

      Gain on sale of loans and securities is summarized below for 2003 and 2002:

	Years Ended December 31,

	2003		2002

		Percentage of		Percentage of
	Dollars	Loans Sold	Dollars	Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$5,073,107	1.40%	$2,755,570	1.22%
Subprime Mortgage Loans	452,866	4.43%	390,721	4.51%
Prime Home Equity Loans	15,566	1.90%	230,774	3.21%

Production sector	5,541,539	1.48%	3,377,065	1.40%
Re-performing loans	163,443	6.82%	92,233	4.07%

	5,704,982		3,469,298
Capital Markets:
Trading securities	(81,038)		(98,879)
Conduit activities	237,449		79,227

	156,411		(19,652)
Other	28,932		21,572

	$5,890,325		$3,471,218

      Gain on sale of loans and securities increased in 2003 as compared to 2002 primarily due to higher prime mortgage loan production and sales volume combined with higher margins on prime mortgage loans. Margins on prime mortgage loans were high in both periods on a relative historical basis, due largely to the very favorable mortgage market environment that prevailed during those periods.

      During 2003, we sold a small portion of Prime Home Equity Loans produced. We plan to hold the remaining prime home equity loans as investments in the form of available-for-sale securities or loans.

      Re-performing loans are reinstated loans that had previously defaulted, and were consequently re-purchased from mortgage securities we issued. The increase in gain on sale of re-performing loans is due to an increase in the volume of loans sold. The note rate on these loans is typically higher than the current mortgage rate, and therefore, the margin on these loans is typically higher than margins on Prime Mortgage Loans.

      Capital Markets’ revenues from its trading activities consist of gains on the sale of securities and net interest income. In a very steep yield curve environment, which existed during both periods, trading revenues will derive largely or entirely from net interest income earned during the securities’ holding period. As the yield curve flattens, the mix of revenues will shift toward gain on sale of securities. The increase in Capital Markets’ gain on sale of loans related to its conduit activities was due to increased acquisitions and sales during 2003 in comparison to 2002.

      In general, gain on sale of loans and securities is affected by numerous factors, including the volume and mix of loans sold, production channel mix, the level of price competition, the slope of the yield curve and the effectiveness of our associated interest rate risk management activities.

Net Interest Income

      Net interest income is summarized below for the years ended 2003 and 2002:

	Years Ended December 31,

	2003	2002

	(Dollar amounts in
	thousands)
Net interest income (expense):
Mortgage loans and securities held for sale	$796,940	$491,765
Capital Markets securities trading portfolio	448,099	339,341
Banking Segment loans and securities	335,404	99,897
Re-performing loans	138,399	134,191
Custodial balances	(212,561)	(34,186)
Servicing Sector interest expense	(254,285)	(316,425)
Home equity AAA asset-backed securities	90,496	33,669
Insurance Segment investments	34,101	27,773
Other	25,400	16,205

Net interest income	$1,401,993	$792,230

      The increase in net interest income from mortgage loans and securities held for sale reflects an increase in the average inventory resulting from increased production during 2003 as compared to 2002.

      The increase in net interest income from the Capital Markets securities trading portfolio is attributable to an increase of 61% in the average inventory of securities held, which in turn was driven by an increase in trading activity. This increase was partially offset by a decrease in the average net spread earned from 4.1% in 2002 to 3.3% in 2003. The decrease in the average net spread is the result of a flatter yield curve.

      The increase in net interest income from the Banking Segment was primarily attributable to year-over-year earning asset growth in both the Bank and CWL. Average assets in the Banking Segment increased to $16.4 billion during 2003, an increase of $11.2 billion over 2002. The average net spread earned increased slightly to 2.1% in 2003 from 1.9% in 2002.

      Re-performing loans are reinstated loans that had previously defaulted and were consequently re-purchased from mortgage securities issued by Countrywide or others. Such loans are subsequently securitized and re-sold.

      Net interest expense from custodial balances increased in 2003 due to the substantial increase in loan payoffs over 2002. We are obligated to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on payoff float. The amount of such interest passed through to the security holders was $406.8 million and $218.8 million in 2003 and 2002, respectively. In addition, the earnings rate on the custodial balances, which is tied to short-term rates, declined from 1.6% during 2002 to 1.0% during 2003. Average custodial balances increased by $7.6 billion, or 68%, over 2002 due largely to the increase in loan payoffs.

      Interest expense allocated to the Loan Servicing Sector decreased due primarily to a decline in short-term rates (a portion of our long-term debt is variable-rate), which was combined with a decrease in total Sector assets.

      The increase in net interest income from home equity AAA asset-backed securities is due to an increase in the average inventory of securities held.

Loan Servicing Fees and Other Income from Retained Interests

      Loan servicing fees and other income from retained interests are summarized below for 2003 and 2002:

	Years Ended December 31,

	2003	2002

	(Dollar amounts in
	thousands)
Service fees, net of guarantee fees	$1,917,014	$1,439,001
Income from other retained interests	410,346	238,108
Prepayment penalties	172,171	118,215
Late charges	151,665	129,675
Global Operations Segment subservicing fees	92,418	49,742
Ancillary fees	60,724	54,181

	$2,804,338	$2,028,922

      The increase in servicing fees, net of guarantee fees, was principally due to a 45% increase in the average servicing portfolio, partially offset by a reduction in the overall net service fee earned from 0.38% of the average portfolio balance during 2002 to 0.35% during 2003. The reduction in the overall net service fee was largely due to the securitization of excess service fees.

      The increase in income from other retained interests was due primarily to a 33% increase in investment balances during 2003, combined with an increase in the average effective yield of these investments from 20% in 2002 to 25% in 2003. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of nonconforming mortgage loans, particularly subprime home loans.

      Higher prepayment penalty income in 2003 corresponded to the increase in subprime home loan payoffs during the year.

      The increase in subservicing fees earned in the Global Operations Segment was due to growth in the portfolio subserviced and to an increase in fees earned per loan. The Global Operations subservicing portfolio was $106 billion and $92 billion at December 31, 2003 and 2002, respectively.

Amortization of Mortgage Servicing Rights

      We recorded amortization of MSRs of $2,069.2 million during 2003 as compared to $1,267.2 million during 2002. The increase in amortization of MSRs was primarily due to a reduction in future estimated net MSR cash flows primarily due to forecasted higher mortgage prepayments in 2003 when compared to 2002, coupled with an increase in the cost basis of the MSRs related to the larger servicing portfolio.

Impairment or Recovery of Retained Interests and Servicing Hedge Gains

      Impairment of retained interests and Servicing Hedge gains are detailed below for 2003 and 2002:

	Years Ended December 31,

	2003	2002

	(Dollar amounts in
	thousands)
Impairment of retained interests:
MSRs	$1,326,741	$3,304,991
Other retained interests (permanent)	106,224	110,320

	$1,432,965	$3,415,311

Servicing Hedge gains recorded through earnings	$234,823	$1,787,886

      During 2003 and 2002, impairment of MSRs and other retained interests resulted from a reduction in the estimated fair value of those investments, which was primarily driven by the decline in mortgage rates during these periods.

      Rising mortgage rates in the future should result in an increase in the estimated fair value of the MSRs and recovery of all or a portion of the impairment reserve. The MSR amortization rate, which is tied to the expected net cash flows from the MSRs, likewise should reduce as mortgage rates rise.

      During the first part of 2003, long-term Treasury and swap rates declined, resulting in a Servicing Hedge gain of $234.8 million for 2003. During 2002, the Servicing Hedge generated a gain of $1,787.9 million.

      The Servicing Hedge is intended to moderate the effect on earnings caused by changes in the estimated fair value of MSRs and other retained interests that generally result from changes in mortgage rates. Rising interest rates in the future will result in Servicing Hedge losses.

Net Insurance Premiums Earned

      The increase in net insurance premiums earned is primarily due to a 30% increase in policies-in-force.

Commissions and Other Income

      Commissions and other income consisted of the following for 2003 and 2002:

	Years Ended
	December 31,

	2003	2002

	(Dollar amounts
	in thousands)
Global Operations Segment processing fees	$78,043	$48,404
Credit report fees, net	69,424	57,142
Appraisal fees, net	68,922	46,265
Insurance agency commissions	52,865	56,348
Title services	49,922	35,554
Other	145,586	115,142

	$464,762	$358,855

      The increase in processing fees earned in the Global Operations Segment was due to growth in the number of loans processed.

      The increase in credit report, appraisal and title service fees is primarily due to the increase in our loan origination volume.

      The decrease in insurance agency commissions is due to discontinuation of the agency’s home warranty and auto lines.

Compensation Expenses

      Compensation expenses are summarized below for 2003 and 2002:

	Year Ended December 31, 2003

	Mortgage	Other	Corporate
	Banking	Businesses	Administration	Total

	(Dollar amounts in thousands)
Base salaries	$906,982	$232,910	$204,416	$1,344,308
Incentive bonus and commissions	1,063,431	156,453	66,080	1,285,964
Payroll taxes and benefits	266,590	44,333	48,297	359,220
Deferral of loan origination costs	(405,729)	—	—	(405,729)

Total compensation expenses	$1,831,274	$433,696	$318,793	$2,583,763

Average workforce, including temporary staff	25,415	5,003	3,142	33,560

	Year Ended December 31, 2002

	Mortgage	Other	Corporate
	Banking	Businesses	Administration	Total

	(Dollar amounts in thousands)
Base salaries	$630,209	$180,030	$166,123	$976,362
Incentive bonus and commissions	595,272	114,324	60,745	770,341
Payroll taxes and benefits	139,298	33,415	49,338	222,051
Deferral of loan origination costs	(197,467)	—	—	(197,467)

Total compensation expenses	$1,167,312	$327,769	$276,206	$1,771,287

Average workforce, including temporary staff	17,619	3,845	2,600	24,064

      Compensation expenses increased $812.5 million, or 46%, during 2003 as compared to 2002.

      Compensation expenses in the Mortgage Banking Segment increased primarily due to growth in the level of loan production activity. In the Loan Production Sector, compensation expenses increased $595.2 million, or 65%, reflecting a 64% increase in loan production coupled with a 55% increase in average staff. Salaries rose 55% and incentive bonus and commissions rose 79%. The relative increase in incentive bonuses and commissions reflects a shift toward a more incentive-based compensation structure within our loan production operations. In the Loan Servicing Sector, compensation expense rose $49.0 million, or 25%, as a result of an increase in average staff of 21% to support a 28% increase in the number of loans serviced and an 81% increase in the number of loan payoffs. Compensation expenses in the Loan Closing Services increased $19.7 million, or 36% as a result of an increase in average staff of 18% to support increased activity in this sector.

      Incremental direct costs associated with the origination of loans are deferred when incurred. When the related loan is sold, the costs deferred are included as a component of gain on sale. See “Note 2 — Summary of Significant Accounting Policies — Financial Statement Reclassifications” in the financial statement section of this Report for a further discussion of deferred origination costs.

      Compensation expenses increased in all other business segments, reflecting their growth.

      In our Insurance Segment, compensation expenses increased by $4.1 million, or 4%, as a result of an increase of 11% in average staff to support growth of 30% in net earned premiums and growth in the Insurance Segment’s third-party insurance tracking operation.

      In the Capital Markets Segment, incentive bonuses increased $35.1 million, or 34%, reflecting growth in revenues of 81%.

      Banking Segment compensation expenses increased by $31.9 million, or 110%, to accommodate the growth of the Bank’s operations, primarily in its labor-intensive mortgage document custodian business.

      Compensation expenses in our Global Operations Segment increased $26.5 million, or 47%, as a result of an increase in average staff of 31% resulting from the addition of a facility to process the additional volume of loans serviced in GHL.

      Compensation expenses for Corporate Administration increased $42.6 million, or 15%, in 2003 as compared to 2002 due to an increase in average staff of 21% to support the Company’s overall growth.

Occupancy and Other Office Expenses

      Occupancy and other office expenses for the year ended December 31, 2003 increased primarily to accommodate personnel growth in our loan production operations, which accounted for 67% of the increase, as well as growth in our corporate operations, which accounted for 26% of the increase in this expense.

Insurance Claims Expenses

      Insurance claim expenses were $360.0 million, or 49%, of net insurance premiums earned for 2003, as compared to $277.6 million, or 49%, of net insurance premiums earned for 2002. The increase in insurance claim expenses was attributable to higher net premiums earned and an increase in insurance claims expenses of Balboa Reinsurance, of $31.5 million over 2002. Reinsurance claims expenses are a function of expected remaining losses and premiums. These increases were partially offset by improvement in the loss ratio at Balboa Life and Casualty. The loss ratio (including allocated loss adjustment expenses) of Balboa Life and Casualty was 55% and 58% for 2003 and 2002, respectively.

Other Operating Expenses

      Other operating expenses for 2003 and 2002 are summarized below:

	Years Ended
	December 31,

	2003	2002

	(Dollar amounts
	in thousands)
Insurance commission expense	$138,853	$117,030
Professional fees	111,643	57,748
Marketing expenses	103,902	86,278
Bad debt expense	84,420	73,457
Travel and entertainment	63,295	45,071
Software amortization and impairment	46,136	39,255
Insurance	40,298	19,779
Taxes and licenses	32,323	24,577
Deferral of loan origination costs	(64,375)	(41,445)
Other	94,122	56,835

	$650,617	$478,585

      Insurance commission expense as a percentage of insurance premiums earned declined from 21% in 2002 to 19% in 2003 primarily due to reduced contingent commissions accruing to insurance agents as a result of higher than anticipated insured losses on certain lender-placed auto policies. Contingent commissions are paid only on certain lender-placed auto policies sourced through agents.

      Professional fees increased from the prior period due primarily to increased legal costs and consulting services.

      Bad debt expense consists primarily of losses during the period arising from unreimbursed servicing advances on defaulted loans, credit losses arising from repurchased or indemnified loans and defaulted VA-guaranteed loans. (See the “Credit Risk Management” section of this Report for a further discussion of credit risk.)

Comparison of Results of Operations for the Year Ended December 31, 2002 to the Ten Months Ended December 31, 2001

Consolidated Earnings Performance

      Our diluted earnings per share for the year ended December 31, 2002 totaled $4.87, a 67% increase over diluted earnings per share for the ten months ended December 31, 2001. Net earnings increased 73% from the ten months ended December 31, 2001. This earnings performance was driven mainly by the increased level of residential mortgage loans we produced — $251.9 billion during the year ended December 31, 2002 in comparison to $124.0 billion for the ten months ended December 31, 2001. In addition, the year ended December 31, 2002 is compared to a transition period consisting of ten months.

      Industry-wide, residential mortgage originations were approximately $2.7 trillion during calendar 2002, up from approximately $2.0 trillion in calendar 2001 (Source: Inside Mortgage Finance). Approximately 62% of the residential mortgages produced in calendar 2002 were refinances of existing mortgages triggered by historically low mortgage rates. The balance of mortgages produced related to home purchases.

      The record demand for residential mortgages not only drove record loan production volumes for Countrywide, but also high loan production margins. The combination of record volumes and high margins increased our Loan Production Sector pre-tax earnings to $2.4 billion for the year ended December 31, 2002, an increase of 162%, or $1.5 billion from the ten months ended December 31, 2001.

      The high levels of mortgage refinances and home purchases in the year ended December 31, 2002 resulted in significant prepayments within our mortgage loan servicing portfolio during the year. This, along with the expectation of continued higher-than-normal prepayments due to historically low mortgage rates, resulted in significant amortization and impairment of the Company’s MSRs and other retained interests in the year ended December 31, 2002. The combined amount of amortization and impairment of MSRs and other retained interests, net of Servicing Hedge gains, was $2.9 billion. This resulted in a pre-tax loss of $1.5 billion in the Loan Servicing Sector in the year ended December 31, 2002, $1.1 billion more than the pre-tax loss in the ten months ended December 31, 2001.

      Overall, the Mortgage Banking Segment generated pre-tax earnings of $975.1 million for the year ended December 31, 2002, an increase of 58% over the ten months ended December 31, 2001.

      Our non-mortgage banking businesses also were significant contributors to Countrywide’s record earnings performance in the year ended December 31, 2002. In particular, our Capital Markets Segment had pre-tax earnings of $199.9 million for the year ended December 31, 2002, as compared to $81.2 million for the ten months ended December 31, 2001. Capital Markets has grown its core franchise significantly over the last five years and is now among the leading investment banking firms in its niche, the mortgage securities market. This segment continued to benefit from robust activity in the mortgage securities market, as well as from a highly favorable interest rate environment. In total, our non-mortgage banking businesses contributed $367.9 million in pre-tax earnings for the year ended December 31, 2002, an increase of 117% from $169.6 million for the ten months ended December 31, 2001.

Operating Segment Results

      Pre-tax earnings by segment are summarized below:

	Year Ended	Ten Months Ended
	December 31, 2002	December 31, 2001

	(Dollar amounts in thousands)
Mortgage Banking:
Production	$2,394,963	$915,130
Servicing	(1,489,796)	(350,810)
Closing Services	69,953	54,653

Total Mortgage Banking	975,120	618,973

Other Businesses:
Capital Markets	199,876	81,160
Banking	83,971	12,431
Insurance	74,625	76,342
Global Operations	5,282	1,942
Other	4,149	(2,229)

Total Other Businesses	367,903	169,646

Pre-tax earnings	$1,343,023	$788,619

      Mortgage loan production by segment and product is summarized below:

	Year Ended	Ten Months Ended
	December 31, 2002	December 31, 2001

	(Dollar amounts in millions)
Segment:
Mortgage Banking	$242,437	$121,002
Capital Markets’ conduit acquisitions	8,659	2,967
Treasury Bank	805	—

	$251,901	$123,969

Product:
Prime	$230,830	$112,750
Prime Home Equity	11,650	5,639
Subprime	9,421	5,580

	$251,901	$123,969

Mortgage Banking Segment

      The Mortgage Banking Segment includes Loan Production, Loan Servicing and Loan Closing Services.

Loan Production Sector

      Our Loan Production Sector produces mortgage loans through CHL’s three production divisions — Consumer Markets, Wholesale Lending and Correspondent Lending and through Full Spectrum Lending, Inc.

      The pre-tax earnings of the Loan Production Sector are summarized below:

			Ten Months Ended
	Year Ended December 31, 2002		December 31, 2001

		Percent of Loan		Percent of Loan
	Dollars	Production Volume	Dollars	Production Volume

	(Dollar amounts in thousands)
Revenues	$3,914,687	1.62%	$1,760,608	1.46%
Expenses:
Operating expenses	1,272,411	0.53%	704,204	0.58%
Allocated corporate expenses	247,313	0.10%	141,274	0.12%

Total expenses	1,519,724	0.63%	845,478	0.70%

Pre-tax earnings	$2,394,963	0.99%	$915,130	0.76%

      Strong demand for mortgages enabled the Loan Production Sector to achieve significant growth in revenues and earnings in the year ended December 31, 2002 in comparison to the ten months ended December 31, 2001. This performance was enhanced by a significant increase in market share during the year. Our mortgage origination market share was 9.4% in calendar 2002, up from 6.6% in calendar 2001 (Source: Inside Mortgage Finance). Favorable market conditions allowed us to increase revenues earned on prime home loans, while high productivity levels during the year ended December 31, 2002 helped keep unit costs low. These factors combined to produce record profit margins (pre-tax earnings as a percentage of loan volume) for the Loan Production Sector.

      The following table shows total loan volume by division:

	Mortgage Banking Loan Production

	Year Ended	Ten Months Ended
	December 31, 2002	December 31, 2001

	(Dollar amounts in millions)
Correspondent Lending Division	$109,474	$42,502
Wholesale Lending Division	67,188	39,312
Consumer Markets Division	62,189	37,357
Full Spectrum Lending, Inc.	3,586	1,831

	$242,437	$121,002

      Our mortgage banking loan production for the year ended December 31, 2002 increased 100% in comparison to the ten months ended December 31, 2001. The increase was due to a rise in both purchase and non–purchase loan production of 86% and 109%, respectively. The increase in purchase-money loans is significant because this is the relatively stable growth component of the mortgage market, with average annual growth of 8% over the last 10 years. (The non-purchase, or refinance, component of the mortgage market is highly volatile because it is driven almost exclusively by prevailing mortgage rates.) All divisions, in particular Correspondent Lending, contributed to the increase in origination volume. The Correspondent Lending Division has benefited most from the consolidation trend in our industry. In calendar 2002, the top five correspondent lenders combined had a 58% share of the correspondent origination market, up from 37% in 1998.

      The following table summarizes loan production by purpose and interest rate type:

	Mortgage Banking Loan Production

	Year Ended	Ten Months Ended
	December 31, 2002	December 31, 2001

	(Dollar amounts in millions)
Purpose:
Purchase	$83,552	$45,036
Non-purchase	158,885	75,966

	$242,437	$121,002

Interest Rate Type:
Fixed-Rate	$209,733	$107,306
Adjustable Rate	32,704	13,696

	$242,437	$121,002

      As shown in the following table, the volume of Prime Home Equity and Subprime Mortgage Loans produced (which is included in the total volume of loans we produced) increased 94% during the year ended December 31, 2002 as compared to the ten months ended December 31, 2001:

	Mortgage Banking Prime Home Equity
	and Subprime Mortgage Production

	Year Ended	Ten Months Ended
	December 31, 2002	December 31, 2001

	(Dollar amounts in millions)
Prime home equity loans	$10,848	$5,639
Subprime	6,590	3,418

	$17,438	$9,057

Percent of total loan production	7.2%	7.4%

      Prime Home Equity and Subprime Mortgage Loans carry higher profit margins historically and the demand for such loans is believed to be less rate sensitive than the demand for prime home loans. Consequently, Management believes these loans will be a significant component of the sector’s future growth, in particular if mortgage rates should rise significantly.

      During the year ended December 31, 2002, the Loan Production Sector operated at approximately 114% of planned operational capacity. The primary capacity constraint in our loan origination activities is the number of loan operations personnel we have on staff. Therefore, we measure planned capacity by multiplying the number of loan operations personnel we have by the number of loans we expect each available loan operations staff person to process under normal conditions. In the year ended December 31, 2002, we continued to increase the number of sales and operations staff in our loan production divisions to capitalize on the current market environment.

      In recent years, our Consumer Markets Division has commenced a fundamental restructuring of its business model primarily by building a “best-in-class” sales organization. This organization consists of a dedicated commissioned sales force and the attendant management, systems and operations support. In addition, the Consumer Markets Division has begun to centralize some of its processing operations to create more flexible processing capacity to support its expanded sales organization, as well as its growing portfolio retention effort. At December 31, 2002 the commissioned sales force (external home loan consultants) numbered 2,484, an increase of 1,090 during the year. The primary focus of the external home loan consultants is to increase overall purchase market share. External home loan consultants contributed $13.5 billion in purchase originations in the year ended December 31, 2002, a 119% increase over the ten months ended December 31, 2001. The purchase production generated by the external home loan consultants represented 63% of the Consumer Market Division’s purchase production for the year ended December 31,

2002. At December 31, 2002, the Consumer Markets Division had 424 branches and 19 regional processing centers nationwide. During the year ended December 31, 2002, the regional processing centers handled 9.3% of the division’s total loan volume.

      Like the Consumer Markets Division, the Wholesale Lending Division has focused on improving its sales efforts. The division has created specialized sales units that cater to individual segments of the wholesale market (e.g., large regional and national brokers). In addition, the Wholesale Lending Division continued to make improvements in its business partner website (“CWBC.com”), which was used by its business partners in 93% of the loans produced by the division in the year ended December 31, 2002. To improve efficiency and quality control, the division centralized processing of its subprime loans in the year ended December 31, 2002.

      During the year ended December 31, 2002, the Correspondent Lending Division added significant capacity by adding temporary staff, moving to multiple shifts, implementing accelerated training classes and increasing the use of electronic data interfaces with customers. This strategy allowed the division to quickly adjust to changes in the origination market.

Loan Servicing Sector

      Our Loan Servicing Sector reflects the performance of the Company’s investments in MSRs and other retained interests and associated risk management activities, as well as profits from subservicing activities in the United States. The Loan Servicing Sector incorporates a significant processing operation, consisting of approximately five thousand employees who service the Company’s 4.0 million mortgage customers. How effectively this servicing operation manages costs and generates ancillary income from the portfolio has a significant impact on the long-term performance of this sector.

      The following table summarizes the Loan Servicing Sector pre-tax loss:

			Ten Months Ended
	Year Ended December 31, 2002		December 31, 2001

		Percentage of		Percentage of
		Average Servicing		Average Servicing
	Amount	Portfolio	Amount	Portfolio(1)

	(Dollar amounts in thousands)
Revenues	$2,050,031	0.542%	$1,557,049	0.608%
Servicing Hedge gains	1,787,886	0.473%	908,993	0.355%
Amortization	(1,267,249)	(0.335)%	(805,533)	(0.314)%
Impairment	(3,415,311)	(0.904)%	(1,472,987)	(0.575)%
Operating expenses	(346,121)	(0.092)%	(268,193)	(0.105)%
Allocated corporate expenses	(86,502)	(0.022)%	(55,921)	(0.022)%
Interest expense, net	(212,530)	(0.056)%	(214,218)	(0.084)%

Pre-tax loss	$(1,489,796)	(0.394)%	$(350,810)	(0.137)%

Average Servicing Portfolio	$377,999,000		$307,386,000

(1)	Annualized

      The Loan Servicing Sector experienced significant losses during the year ended December 31, 2002. This was expected, given the increasing level of refinance activity driven by mortgage rates that reached 40-year lows. The Company’s MSRs and other retained interests represent the present value of cash flow streams that are closely linked to the expected life of the underlying servicing portfolio. The continued high level of actual and forecasted prepayment activity reduced the life of the servicing portfolio and thus the value of our MSRs and other retained interests, as reflected by the combined impairment and amortization charge of $4.7 billion incurred in the year ended December 31, 2002.

      The Servicing Hedge generated a gain of $1.8 billion during the year ended December 31, 2002, which partially offset the combined impairment and amortization charge. Amortization and impairment, net of the

Servicing Hedge, was $2.9 billion for the year ended December 31, 2002, an increase of $1.5 billion over the ten months ended December 31, 2001. In a stable interest rate environment, Management would expect no significant impairment and would expect to incur expenses related to the Servicing Hedge driven primarily by the composition of the hedge, the shape of the yield curve and the level of interest rate volatility.

      During the year ended December 31, 2002, we securitized a portion of our net servicing fees (“excess servicing”). Proceeds from the sale of these securities amounted to $566.6 million. Management believes such securitizations enable us to more efficiently manage our capital.

      Despite the level of prepayments, we increased our servicing portfolio to $452.4 billion at December 31, 2002, representing a 34% increase compared to December 31, 2001.

Loan Closing Services Sector

      Our LandSafe companies produced $70.0 million in pre-tax earnings in the year ended December 31, 2002, representing a 28% increase over the ten months ended December 31, 2001. The increase in LandSafe’s contribution to pre-tax earnings was primarily due to our increased loan production.

Non-Mortgage Banking Business

      The Company’s other business segments include Capital Markets, Banking, Insurance and Global Operations. Pre-tax earnings from these businesses increased $198.3 million, or 117%, to $367.9 million in the year ended December 31, 2002 compared to the ten months ended December 31, 2001.

Capital Markets Segment

      Our Capital Markets Segment achieved pre-tax earnings of $199.9 million for the year ended December 31, 2002, an increase of $118.7 million, or 146% compared to the ten months ended December 31, 2001. Total revenues were $374.4 million, an increase of $188.2 million, or 101% compared to the ten months ended December 31, 2001. Total securities trading volume increased 70% to $2.0 trillion. This performance was largely driven by a highly favorable operating environment consisting of a robust mortgage securities market, high mortgage securities price volatility and low short-term financing costs.

      The following table shows the pre-tax income of the Capital Markets Segment:

	Year Ended	Ten Months Ended
	December 31, 2002	December 31, 2001

	(Dollar amounts in thousands)
Revenues:
Conduit	$111,333	$76,465
Securities Trading	139,688	69,245
Underwriting	94,219	39,103
Brokering	20,740	3,294
Other	8,452	(1,889)

Total Revenues	374,432	186,218

Expenses:
Operating expenses	172,290	102,578
Allocated corporate expenses	2,266	2,480

Total Expenses	174,556	105,058

Pre-tax income	$199,876	$81,160

      The following table shows the composition of CSC’s securities trading volume, which includes intersegment trades with our mortgage banking operations, by instrument:

	Year Ended	Ten Months Ended
	December 31, 2002	December 31, 2001

	(Dollar amounts in millions)
Mortgage-backed securities	$1,854,767	$1,089,406
Government agency debt	77,117	48,346
Asset-backed securities	52,536	20,460
Other	8,426	11,142

	$1,992,846	$1,169,354

      CSC has successfully increased its share of the mortgage securities market as evidenced by its league table rankings in industry publications. Most notably, CSC was ranked fourth in underwriting non-agency MBS in calendar 2002, up from seventh in calendar 2001 (Source: Inside MBS and ABS). The increase in market share is the result of increased sales penetration achieved through an expansion of the sales force, an increase in trading personnel, the effective use of market and product research to attract institutional customers and an increase in mortgage conduit activities during the year ended December 31, 2002. Approximately 13% of the segment’s total trading volume was with CHL in the year ended December 31, 2002.

Banking Segment

      Our Banking Segment commenced operations in calendar 2001. The segment achieved pre-tax earnings of $84.0 million for the year ended December 31, 2002. The following table shows the composition of pre-tax earnings by company.

	Year Ended	Ten Months Ended
	December 31, 2002	December 31, 2001

	(Dollar amounts in thousands)
Treasury Bank (“Bank”)(1)	$51,721	$120
Countrywide Warehouse Lending (“CWL”)	32,560	12,541
Allocated corporate expenses	(310)	(230)

	$83,971	$12,431

(1)	Treasury Bank was acquired in May 2001.

      The Bank produced pre-tax earnings of $51.7 million for the year ended December 31, 2002. The overall increase in pre-tax earnings from the ten months ended December 31, 2001 was primarily due to an increase in net interest income arising from growth in average earning assets and approximately $18.0 million in intersegment profits resulting from document custodian services provided to our mortgage banking operation. Average earning assets increased to $3.4 billion for the year ended December 31, 2002, an increase of $2.8 billion in comparison to the ten months ended December 31, 2001. Asset growth was funded primarily by the transfer of mortgagor and investor impound accounts controlled by CHL from third-party banks to the Bank, a capital contribution from Countrywide Financial Corporation, Federal Home Loan Bank advances and growth in the Bank’s retail deposit base. The Bank’s pre-tax return on assets for the year ended December 31, 2002 was 1.5%. The composition of the Bank’s assets was as follows:

	December 31,

	2002	2001

	(Dollar amounts
	in thousands)
Cash	$163,547	$—
Short term investments	300,000	172,758
Mortgage loans, net	1,902,793	35,781
Investment securities classified as available-for-sale	2,590,789	615,513
Other assets	153,690	12,264

Total	$5,110,819	$836,316

      CWL’s pre-tax earnings increased by $20.0 million during the year ended December 31, 2002 in comparison to the ten months ended December 31, 2001. This was primarily due to the growth in average outstanding mortgage warehouse advances partially offset by a decline in the average net spread from 2.3% during the ten months ended December 31, 2001 to 2.1% during the year ended December 31, 2002. For the year ended December 31, 2002, average mortgage warehouse advances outstanding were $1.8 billion, an increase of $1.0 billion in comparison to the ten months ended December 31, 2001. The growth in average advances was primarily attributable to the overall increased level of mortgage originations.

Insurance Segment

      Our Insurance Segment pre-tax earnings decreased 2% from the ten months ended December 31, 2001, to $74.6 million during the year ended December 31, 2002. The decline in pre-tax earnings was attributable to a significant reduction in pre-tax earnings in the Balboa Life and Casualty Operations. Following are the pre-tax earnings by business line:

	Year Ended	Ten Months Ended
	December 31, 2002	December 31, 2001

	(Dollar amounts in thousands)
Balboa Reinsurance Company	$84,514	$49,366
Balboa Life and Casualty Operations	1,145	30,596
Allocated corporate expenses	(11,034)	(3,620)

	$74,625	$76,342

      The following table show net earned premiums:

	Year Ended	Ten Months Ended
	December 31, 2002	December 31, 2001

	(Dollar amounts in thousands)
Balboa Life and Casualty Operations	$478,864	$267,572
Balboa Reinsurance	82,817	48,860

	$561,681	$316,432

      Our mortgage reinsurance business produced $84.5 million in pre-tax earnings, a 71% increase in comparison to the ten months ended December 31, 2001, driven by a 69% increase in net earned premiums. The increase in net earned premiums resulted from a 25% increase in the number of policies in force driven by growth in our loan servicing portfolio, coupled with an overall increase in the ceded premium percentage.

      Our Life and Casualty insurance operations produced a pre-tax earnings of $1.1 million, a decrease in earnings of $29.5 million, or 96%, compared to the ten months ended December 31, 2001. Although the prior period included only ten months, the additional two months of earnings in the year ended December 31, 2002 was more than offset by lower investment portfolio income and higher than expected claims costs related to certain homeowners’ reinsurance contracts that were later terminated. Additional insurance claim expenses also were recorded related to certain other lender-placed insurance contracts due to observed losses higher than expectations. These lender-placed insurance contracts were later favorably renegotiated. These amounts were partially offset by a $211.3 million, or 79%, increase in premiums earned during the year ended December 31, 2002 compared to the ten months ended December 31, 2001. Balboa Life and Casualty’s overall loss ratio was 58% and 51% in the year ended December 31, 2002 and in the ten months ended December 31, 2001, respectively.

      Balboa manages its insurance risk by reinsuring portions of its insured risk. Balboa seeks to earn profits by capitalizing on Countrywide’s customer base and institutional relationships, as well as through operating efficiencies and sound underwriting.

      Balboa Reinsurance historically has not realized insurance losses, owing to a generally strong economy, an even stronger housing market and the age of the underlying insured loans. During the year, we revised our reinsurance contracts, to provide additional coverage in exchange for additional ceded premiums. Management expects Balboa Reinsurance to incur insurance losses in the future as the underlying insured loans continue to age.

Global Operations Segment

      For the year ended December 31, 2002, our Global Operations Segment’s pre-tax earnings totaled $5.3 million, representing an increase of $3.3 million in comparison to the ten months ended December 31, 2001. Results in the current period were positively affected by the recognition of higher technology licensing fees related to GHL’s increased processing volumes for both originations and servicing.

      In the fourth quarter of 2002, Global Home Loans Limited (“GHL”) finalized an agreement with Barclays, plc, its joint venture partner, to provide origination processing, subservicing and delinquent servicing. GHL expanded its total volume of loans subserviced in the UK to over $91.8 billion, or over 1.2 million mortgage loans. In the future, GHL plans to provide its services to other financial institutions in the UK.

Detailed Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

      Gain on sale of loans and securities is summarized below for the year ended December 31, 2002 and the ten months ended December 31, 2001:

	Year Ended		Ten Months Ended
	December 31, 2002		December 31, 2001

		Percentage of		Percentage of
	Dollars	Loans Sold	Dollars	Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$2,755,570	1.22%	$1,213,331	1.07%
Subprime Mortgage Loans	390,721	4.51%	229,178	5.29%
Prime Home Equity Loans	230,774	3.21%	56,303	3.86%

	3,377,065	1.40%	1,498,812	1.26%
Re-performing loans	92,233	4.07%	48,981	2.77%

	3,469,298		1,547,793
Capital Markets:
Trading securities	(98,879)		(19,209)
Conduit activities	79,227		61,126

	(19,652)		41,917
Other	21,572		12,280

	$3,471,218		$1,601,990

      Gain on sale of loans and securities increased in the year ended December 31, 2002 primarily due to higher production and sales volume and higher margins on Prime Mortgage Loans. Margins on Subprime Mortgage Loans and Prime Home Equity Loans declined primarily due to a change in production channel mix. WLD and CLD produced a larger percentage of these mortgages; these two divisions traditionally have lower margins than our retail channels. Margins on Prime Mortgage Loans were high in both periods on a relative historical basis, due largely to the very favorable mortgage market environment that prevailed during those periods. The market was characterized by record consumer demand for mortgages and modest price competition by historical industry standards. Management expects margins, particularly on prime home loans, to decline in the future as the level of mortgage originations subsides.

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

Net Interest Income

      Net interest income is summarized below for the year ended December 31, 2002 and for the ten months ended December 31, 2001.

	Year Ended	Ten Months Ended
	December 31, 2002	December 31, 2001

	(Dollar amounts in thousands)
Net interest income:
Mortgage loans and securities held for sale	$491,765	$257,468
Capital Markets securities trading portfolio	339,341	123,623
Servicing Sector interest expense	(316,425)	(254,213)
Re-performing FHA and VA loans	134,191	55,161
Banking Segment loans and securities	99,897	20,508
Custodial balances	(34,186)	104,484
Home equity AAA asset-backed securities	33,669	—
Insurance Segment investments	27,773	21,921
Other	16,205	2,925

Net interest income	$792,230	$331,877

      The increase in net interest income from mortgage loans and securities held for sale reflects the growth in mortgage production combined with a higher overall net earnings rate that was attributable to a relative decline in financing rates during the year ended December 31, 2002. We finance the major portion of our mortgage loans and securities held for sale at prevailing short-term borrowing rates, which declined relative to the rate earned on the loans and securities held for sale when compared to the ten months ended December 31, 2001.

      The increase in net interest income from the Capital Markets securities trading portfolio is attributable to an increase in the average net spread earned, partially offset by a decrease in the average inventory of securities held. The increase in the average net spread was also attributable to the relative decline in short-term financing rates.

      The increase in interest expense in the Loan Servicing Sector is due primarily to a full year of interest expense in the current period compared to ten months of interest expense in the prior period.

      Re-performing FHA and VA loans are reinstated loans that had previously defaulted and were consequently re-purchased from mortgage securities issued by Countrywide or others. Such loans are subsequently securitized and re-sold. The increase in interest income related to this activity results from an increase in the volume of such loans purchased during the year ended December 31, 2002.

      The increase in net interest income from the Banking Segment was largely attributable to year-over-year asset growth both in Treasury Bank and in our warehouse lending activities and in an increase in the average net spread from 1.80% in the ten months ended December 31, 2001 to 1.94% in the year ended December 31, 2002. Average assets in the Banking Segment increased to $5.2 billion in the year ended December 31, 2002, an increase of $3.8 billion in comparison to the ten months ended December 31, 2001.

      Net interest income from custodial balances decreased due to a decline in the earnings rate, which is tied to short-term rates, from 3.2% in the ten months ended December 31, 2001 to 1.6% in the year ended December 31, 2002. The decrease in the earnings rate was partially offset by a $2.5 billion, or 28%, increase in the average custodial balances during the year ended December 31, 2002 compared to the ten months ended December 31, 2001, resulting from a larger portfolio and higher loan payoffs. (Custodial balances rise as loan payoffs increase because we hold the payoff funds for periods ranging from 2 to 45 calendar days, depending on the payoff date and the investor servicing agreement.) Net interest income from custodial balances decreased also as a result of the general requirement of loan servicers to pass through interest on paid-off loans at the underlying security rates, which were significantly higher than the short-term rates we earned. This reduced net interest income from custodial balances by $218.8 million and $133.5 million in the year ended December 31, 2002 and the ten months ended December 31, 2001, respectively.

      The increase in net interest income from Prime Home Equity AAA asset-backed securities is due to an increase in the average balance of securities held.

Loan Servicing Fees and Other Income from Retained Interests

      Loan servicing fees and other income from retained interests is summarized below for the year ended December 31, 2002 and the ten months ended December 31, 2001:

	Year Ended	Ten Months Ended
	December 31, 2002	December 31, 2001

	(Dollar amounts in thousands)
Service fees, net of guarantee fees	$1,439,001	$1,005,797
Income from other retained interests	238,108	135,918
Late charges	129,675	97,767
Prepayment penalties	118,215	74,814
Ancillary fees	54,181	35,943
Global Operations Segment subservicing fees	49,742	17,142

	$2,028,922	$1,367,381

      The increase in servicing fees, net of guarantee fees, was due to a full year of earnings in the current period compared to ten months of earnings in the prior period, combined with a 23% increase in the average servicing portfolio. This increase was partially offset by a small reduction in the overall annualized net service fee earned from 0.39% of the average portfolio balance during for the ten months ended December 31, 2001 to 0.38% during the year ended December 31, 2002. The reduction in the overall net service fee was largely due to the securitization of excess service fees during the year ended December 31, 2002.

      The increase in income from other retained interests was due to a full year of earnings in the year ended December 31, 2002 compared to ten months of earnings in 2001, combined with a 20% increase in investment balances during the year ended December 31, 2002 and an increase in the yield of these investments from 16.2% in the ten months ended December 31, 2001 to 19.9% in the year ended December 31, 2002. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of nonconforming mortgage loans, particularly Subprime Mortgage and Prime Home Equity Loans.

      Higher prepayment penalty income in the year ended December 31, 2002 corresponded to the increase in Subprime loan payoffs during the year ended December 31, 2002.

      The increase in subservicing fees earned in the Global Segment was primarily due to growth in the portfolio subserviced in the year ended December 31, 2002 combined with a change in accounting for GHL from the equity method to consolidation with CFC, resulting from an increase in our ownership interest in GHL in July 2001.

Amortization of Mortgage Servicing Rights

      We recorded amortization of MSRs of $1,267.2 million during the year ended December 31, 2002 as compared to $805.5 million during the ten months ended December 31, 2001. The increase in amortization of MSRs was primarily due to a reduction in future estimated net MSR cash flows, primarily because of forecasted higher mortgage prepayments when compared to the year-ago period, coupled with an increase in the cost basis of the MSRs related to the larger servicing portfolio. In addition, the current period includes one year of amortization while the prior period includes only ten months. The MSR amortization rate should decline as mortgage rates rise.

Impairment or Recovery of Retained Interests and Servicing Hedge Gains

      Impairment of retained interests and Servicing Hedge gains are detailed below for the year ended December 31, 2002 and the ten months ended December 31, 2001:

	Year Ended	Ten Months Ended
	December 31, 2002	December 31, 2001

	(Dollar amounts in thousands)
Impairment of retained interests:
MSRs:
Impairment	$3,304,991	$857,380
Reduction of MSR cost basis through application of hedge accounting:
Change in fair value attributable to hedged risk	—	466,397

Total impairment of MSRs	3,304,991	1,323,777
Other retained interests (permanent)	110,320	149,210

	$3,415,311	$1,472,987

Servicing Hedge gains	$1,787,886	$908,993

      Impairment of MSRs and other retained interests resulted from a reduction in the estimated fair value of those investments driven primarily by declining mortgage rates during the year ended December 31, 2002 and the ten months ended December 31, 2001. Rising mortgage rates in the future should result in an increase in the estimated fair value of the MSRs and recovery of all or a portion of the temporary impairment.

      Servicing Hedge gains were driven by declining interest rates during the year ended December 31, 2002 and the ten months ended December 31, 2001. The Servicing Hedge is intended to moderate the effect on earnings caused by changes in the fair value of MSRs and other retained interests that generally result from changes in mortgage rates. Rising interest rates in the future will result in Servicing Hedge losses.

Net Insurance Premiums Earned

      The increase in net insurance premiums earned is primarily due to an increase in policies in force and an overall rise in reinsurance premium rates. In addition, a full year of earnings is included in the current period compared to ten months of earnings in the prior period.

Commissions and Other Revenue

      Commissions and other revenue consisted of the following in the year ended December 31, 2002 and the ten months ended December 31, 2001:

	Year Ended	Ten Months Ended
	December 31, 2002	December 31, 2001

	(Dollar amounts in thousands)
Credit report fees, net	$57,142	$35,179
Insurance agency commissions	56,348	39,222
Global Operations Segment processing fees	48,404	18,387
Appraisal fees, net	46,265	35,771
Title services	35,554	32,960
Other	115,142	86,987

	$358,855	$248,506

      The increase in credit report, appraisal and title services fees is primarily due to an increase in our loan production.

      The increase in insurance agency commission was primarily due to the increase in the policies in force combined with a full year of earnings in the current period compared to ten months of earnings in the prior period.

      The increase in processing fees earned in the Global Segment was primarily due to growth in the number of loans processed combined with a change in accounting for GHL from the equity method to consolidation with CFC, resulting from an increase in our ownership interest in GHL in July 2001.

Compensation Expenses

      Compensation expenses are summarized below for the year ended December 31, 2002 and the ten months ended December 31, 2001:

	Year Ended December 31, 2002

	Mortgage	Other	Corporate
	Banking	Businesses	Administration	Total

	(Dollar amounts in thousands)
Base salaries	$630,209	$180,030	$166,123	$976,362
Incentive bonus and commissions	595,272	114,324	60,745	770,341
Payroll taxes and benefits	139,298	33,415	49,338	222,051
Deferral of loan origination costs	(197,467)	—	—	(197,467)

Total compensation expenses	$1,167,312	$327,769	$276,206	$1,771,287

Average workforce, including temporary staff	17,619	3,845	2,600	24,064

	Ten Months Ended December 31, 2001

	Mortgage	Other	Corporate
	Banking	Businesses	Administration	Total

	(Dollar amounts in thousands)
Base salaries	$384,368	$93,397	$109,475	$587,240
Incentive bonus and commissions	299,107	64,375	25,201	388,683
Payroll taxes and benefits	74,748	9,378	30,978	115,104
Deferral of loan origination costs	(122,795)	—	—	(122,795)

Total compensation expenses	$635,428	$167,150	$165,654	$968,232

Average workforce, including temporary staff	12,661	2,268	2,031	16,960

      Compensation expense increased $803.1 million, or 83%, during the year ended December 31, 2002 in comparison to the ten months ended December 31, 2001. The increase is due to a full year of expense in the current period compared to ten months of expense in the prior period combined with growth in all areas of Countrywide, which is discussed below.

      Compensation expense in the Mortgage Banking Segment increased due to growth both in the level of loan production activity and in the size of the loan servicing portfolio. In the Production Sector, compensation expense increased 95% (salaries rose by 72% and incentive bonuses rose by 100%) as a result of a 50% increase in average staff to support 100% higher loan production. The relative increase in incentive bonuses reflects a shift toward a more incentive-based compensation structure within the Production Sector. In the Loan Servicing Sector, compensation expense rose 50% as a result of an increase in average staff of 20% to support a 34% increase in the loan servicing portfolio and a 66% increase in loan payoff activity combined with a full year of expense in the current period compared to ten months in the prior period.

      Compensation expense increased in all of the other business segments, reflecting their growth.

      In the Insurance Segment, compensation expense increased by a combined $44.3 million, or 86%, as a result of a 41% increase in average staff to support 80% growth in written premiums and growth in the Insurance Segment’s third-party insurance tracking operation, combined with a full year of expense in the current period compared to the ten months in the prior period.

      Banking Segment compensation expense increased by $23.6 million from the prior period’s start-up level of operations to accommodate the growth of the Bank’s operations, primarily in its labor-intensive mortgage document custodian business.

      In the Capital Markets Segment, incentive bonuses increased $45.4 million, or 79%, reflecting growth in revenues of 101%.

      The increase in compensation expense in the Global Segment of $31.6 million reflects a change in accounting for GHL from the equity method to consolidation with CFC, resulting from an increase in our ownership interest in GHL in July 2001.

      Compensation expense for Corporate Administration increased $110.6 million, or 67%, due to an increase in average staff of 28% (of which approximately one-third were related to corporate technology) to support the overall growth of Countrywide and higher incentive bonuses earned based on our increased profitability.

Occupancy and Other Office Expenses

      Occupancy and other office expenses for the year ended December 31, 2002 increased primarily to accommodate personnel growth in our loan production operations, which accounted for 56% of the increase, as well as in the non-mortgage banking businesses, which accounted for 30% of the increase in this expense.

Insurance Claim Expenses

      Insurance claims expenses were $277.6 million, or 49% of net insurance premiums earned for the year ended December 31, 2002, as compared to $134.8 million, or 43% of net insurance premiums earned for the ten months ended December 31, 2001. The increased loss ratio was attributable to Balboa Life and Casualty, whose loss ratio (including allocated loss adjustment expenses) increased from 51% for the ten months ended December 31, 2001 to 58% for the year ended December 31, 2002, due to higher claims experience in both voluntary homeowners’ and lender-placed insurance lines. The level of losses recognized in a period depends on many factors, one being the occurrence of natural disasters.

Other Operating Expenses

      Other operating expenses for the year ended December 31, 2002 and the ten months ended December 31, 2001 are summarized below:

	Year Ended	Ten Months Ended
	December 31, 2002	December 31, 2001

	(Dollar amounts in thousands)
Insurance commission expense	$117,030	$84,158
Marketing expenses	86,278	54,068
Bad debt expense	73,457	54,442
Professional fees	57,748	43,877
Travel and entertainment	45,071	23,874
Software amortization and impairment	39,255	31,625
Taxes and licenses	24,577	14,943
Insurance	19,779	10,166
Deferral of loan origination costs	(41,445)	(32,027)
Other	56,835	28,292

	$478,585	$313,418

      Insurance commission expense as a percentage of insurance premiums earned declined from 27% to 21% between the ten months ended December 31, 2001 and the year ended December 31, 2002. This decline was due to reduced contingent commissions accruing to insurance brokers as a result of higher-than anticipated insured losses from policies subject to the contingent commission arrangements.

      Bad debt expense consists primarily of losses during the period arising from un-reimbursed servicing advances on defaulted loans, credit losses on repurchased or indemnified loans and defaulted VA-guaranteed loans. (See the “Credit Risk” section of this Report for a further discussion.)

Quantitative and Qualitative Disclosures About Market Risk

      The primary market risk we face is interest rate risk. The most predominate type of interest rate risk at Countrywide is price risk, which is the risk that the value of our assets or liabilities will change due to changes in interest rates. To a lesser extent, interest rate risk also includes the risk that the net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. From an enterprise perspective, we manage this risk through the natural counterbalance of our loan production and servicing businesses. We also use various financial instruments, including derivatives, to manage the interest rate risk related specifically to our committed pipeline, mortgage loan inventory and MBS held for sale, MSRs, trading securities and other retained interests as well as a portion of our debt. The overall objective of our interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates. Our Corporate Asset/ Liability Management Committee (“ALCO”), which is comprised of several of the Company’s senior financial executives, maintains oversight of this risk.

Committed Pipeline and Mortgage Inventory

      We are exposed to price risk such from the time an interest rate lock commitment (“IRLC”) is made to a mortgage applicant (or financial intermediary) to the time the related mortgage loan is sold. During this period, we are exposed to losses if mortgage rates rise, because the value of the IRLC or mortgage declines. To manage this price risk, we use derivatives, primarily forward sales of MBS and options to buy and sell MBS, as well as options on Treasury futures contracts.

      The committed pipeline consists of loan applications in process where we have issued IRLCs to the applicants (or financial intermediaries). IRLCs guarantee the rate and points on the underlying mortgage for a specified period, generally from seven to sixty days. Managing the price risk related to the Committed Pipeline is complicated by the fact that the ultimate percentage of applications that close within the terms of the IRLC is variable. The primary factor that drives the variability of the closing percentage is changes in mortgage rates. In general, the percentage of applications in the Committed Pipeline that ultimately close within the terms of the IRLC increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicants’ committed rates. The closing percentage is also influenced by the source of the applications, age of the applications, purpose for the loans (purchase or refinance) and the application approval rate. We have developed closing ratio estimates for the Committed Pipeline using empirical data taking into account all of these variables. Our closing ratio estimates also take into account renegotiations of rate and point commitments that tend to occur when mortgage rates fall. Our closing ratio estimates are revised periodically using the most current empirical data.

      To manage the price risk associated with the Committed Pipeline, we use a combination of net forward sales of MBS and “put” and “call” options on MBS or Treasury Futures. As a general rule, we enter into forward sales of MBS in an amount equal to the portion of the Committed Pipeline expected to close, assuming no change in mortgage rates. We acquire put and call options to protect against the variability of loan closings caused by changes in mortgage rates, using our current closing ratio estimates to determine the amount of optional coverage required.

      We manage the price risk related to our Mortgage Loan Inventory primarily by entering into forward sales of MBS. The value of these forward sales moves in opposite direction to the value of the Mortgage Loan Inventory. We review our Committed Pipeline and Mortgage Inventory risk profiles on a daily basis.

      We use the following derivative instruments in our risk management activities related to the Committed Pipeline and Mortgage Loan Inventory:

•	Forward Sales of MBS: represents an obligation to sell a MBS at a specific price in the future; therefore, its value increases as mortgage rates rise.

•	Forward Purchases of MBS: represents an obligation to buy a MBS at a specific price in the future; therefore, its value increases as mortgage rates fall.

•	Long Call Options on MBS: represents a right to buy a MBS at a specific price in the future; therefore, its value increases as mortgage rates fall.

•	Long Put Options on MBS: represents a right to sell a MBS at a specific price in the future; therefore, its value increases as mortgage rates rise.

•	Long Call Options on Treasury Futures: represents a right to acquire a Treasury futures contract at a specific price in the future; therefore, its value increases as the benchmark Treasury rate falls.

•	Long Put Options on Treasury Futures: represents a right to sell a Treasury futures contract at a specific price in the future; therefore, its value increases as the benchmark Treasury rate rises.

•	Short Eurodollar Futures Contracts: represents a standardized exchange-traded contract, the value of which is tied to spot Eurodollar rates at specified future dates; therefore, its value increases when Eurodollar rates rise.

Mortgage Servicing Rights (MSRs) and Other Retained Interests

      Our MSRs and other retained interests, specifically interest-only securities and residual securities, are generally subject to loss in value when mortgage rates decline. Declining mortgage rates generally precipitate increased consumer refinancing activity. Increased refinancing activity reduces the life of the loans underlying the MSRs and other retained interests, thereby reducing their value. Reductions in the value of these assets impact earnings through impairment charges. To moderate the effect on earnings of impairment, we maintain a portfolio of financial instruments, including derivatives, which increase in aggregate value when interest rates decline (the “Servicing Hedge”).

      We currently use the following financial instruments in our Servicing Hedge:

•	Interest Rate Floors: represents a right to receive cash if a reference interest rate falls below a contractual strike rate; therefore, its value increases as reference interest rates fall. The reference interest rates used in the Company’s interest rate floors include mortgage rates, Treasury rates and U.S. dollar (“USD”) LIBOR.

•	U.S. Treasury Securities: consists of notes and bonds with maturities ranging generally from ten to thirty years. As interest rates decrease, the values of these securities generally increase.

•	Long Treasury Futures: represent the agreement to purchase a treasury security at a specific price in the future; therefore, its value increases as the benchmark Treasury rate falls.

•	Long Call Options on Treasury and Eurodollar futures: represents a right to acquire a Treasury or Eurodollar futures contract at a specific price in the future; therefore, its value increases as the benchmark Treasury or Eurodollar deposit rate falls.

•	Long Put Options on Treasury and Eurodollar futures: represents a right to sell a Treasury or Eurodollar futures contract at a specific price in the future; therefore, its value increases as the benchmark Treasury or Eurodollar deposit rate rises.

•	Long Call Options on MBS: represents a right to buy an MBS at a specific price in the future; therefore, its value increases as mortgage rates fall.

•	Forward Purchases of MBS: represents an obligation to buy a MBS at a specific price in the future; therefore, its value increases as mortgage rates fall.

•	Interest Rate Swaps: represents a mutual agreement to exchange interest rate payments; one party paying a fixed-rate and another paying a floating rate tied to a reference interest rate (e.g., USD LIBOR). For use in the Servicing Hedge, we receive the fixed rate and pay the floating rate; therefore, the contract increases in value as rates fall.

•	Receiver Swaptions: represents a right to enter into a predetermined Interest Rate Swap at a future date in which, upon exercise of its right, we receive the fixed rate and pay the floating rate; therefore, the contract increases in value as rates fall.

•	Payor Swaptions: represents a right to enter into a predetermined Interest Rate Swap at a future date in which, upon exercise of its right, we pay the fixed rate and receive the floating rate; therefore, the contract increases in value as rates rise.

•	Principal-Only Securities: consist of mortgage trust principal-only securities and Treasury principal-only securities (“Strips”). These securities have been purchased at discounts to their par value. As interest rates decrease, the values of these securities generally increase.

      These instruments are used in tandem to manage the overall risk profile of the MSRs and other retained interests. We review our retained interests risk profile on a daily basis.

Trading Activities

      In connection with our Capital Markets activities, we maintain a trading portfolio of fixed-income securities, primarily MBS. We are exposed to price changes in our trading portfolio arising from interest rate changes during the period we hold the securities. To manage this risk, we use the following derivative instruments:

•	Forward Sales of To-Be-Announced (“TBA”) MBS: represents an obligation to sell agency pass-through MBS that have not yet been issued at a specific price and at a specific date in the future; therefore, its value increases as mortgage rates rise.

•	Forward Purchases of TBA MBS: represents an obligation to purchase agency pass-through MBS that have not yet been issued at a specific price at a specific date in the future; therefore, its value increases as mortgage rates fall.

•	Forward Sale of U.S. Treasury Securities: represents a standardized exchange-traded agreement to sell a specific quantity of U.S. Treasury securities for a specific price at a specific date in the future; therefore, its value increases when interest rates rise.

•	Short Fed Funds and Eurodollar Futures Contracts: represents a standardized exchange-traded contract, the value of which is tied to spot Fed Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Fed Funds or Eurodollar rates rise.

•	Interest Rate Swaps: represents a mutual agreement to exchange interest rate payments with one party paying a fixed-rate and another paying a floating rate tied to a reference interest rate (e.g. USD LIBOR). For use in our trading portfolio risk management activities, we generally receive the floating rate and pay the fixed rate; therefore, its value generally increases in value as rates rise.

Treasury Bank

      The primary component of Treasury Bank’s earnings is net interest income derived from its mortgage loan and investment portfolios. At Treasury Bank, we invest primarily in adjustable rate and short duration residential mortgages. Our securities portfolio is comprised mostly of short-duration sequential collateralized mortgage obligations. We manage our interest rate risk primarily by investing in relatively simple, short duration assets, and matching the duration and re-pricing characteristics of our liabilities with those of our assets. Deposits are priced to encourage consumers to choose maturity terms consistent with our assets. In addition, the structure and terms of our borrowings are chosen to manage our interest rate risk.

Debt Securities

      We determine the mix of fixed-rate and variable-rate debt as part of our overall interest rate risk management activities. We use Interest Rate Swaps to efficiently and cost-effectively achieve our desired mix of debt. Typically, terms of the Interest Rate Swaps match the terms of the underlying debt, resulting in an effective conversion of the debt rate.

                  Impact of Changes in Interest Rates on the Net Value of the Company’s Interest Rate- Sensitive Financial Instruments

      We perform various sensitivity analyses that quantify the net financial impact of changes in interest rates on our interest rate-sensitive assets, liabilities and commitments. These analyses incorporate assumed changes in the interest rate environment including selected hypothetical (instantaneous) parallel shifts in the yield curve.

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

      Utilizing these modeling techniques, the following table summarizes the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of December 31, 2003, given several hypothetical (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value

Change in Interest Rate (basis points)	-100	-50	+50	+100

	(Dollar amounts in millions)
MSRs and other financial instruments:
MSR and other retained interests	$(2,486)	$(1,212)	$1,032	$1,774
Impact of Servicing Hedge:
Swap-based	1,411	557	(355)	(590)
Treasury-based	827	262	(125)	(9)

MSRs and other retained interests, net	(248)	(393)	552	1,175

Committed Pipeline	104	88	(172)	(393)
Mortgage Loan Inventory	818	481	(616)	(1,312)
Impact of associated derivative instruments:
Mortgage-based	(1,109)	(653)	846	1,830
Treasury-based	229	78	(6)	39

Committed Pipeline and Mortgage Loan Inventory, net	42	(6)	52	164

Treasury Bank:
Securities portfolio	91	55	(66)	(136)
Mortgage loans	206	103	(104)	(225)
Deposit liabilities	(90)	(45)	45	88
Federal Home Loan Bank Advances	(241)	(119)	115	228

	(34)	(6)	(10)	(45)

Notes payable and capital securities	(499)	(251)	249	496
Impact of associated derivative instruments:
Swap-based	54	28	(31)	(64)

Notes payable and capital securities, net	(445)	(223)	218	432

Prime home equity line of credit senior securities	5	3	(3)	(6)
Other mortgage loans held for investment	(21)	(23)	41	65
Insurance company investment portfolios	33	18	(19)	(38)

Net change in fair value related to MSRs and other financial instruments	$(668)	$(630)	$831	$1,747

Net change in fair value related to broker-dealer trading securities	$(1)	$2	$(10)	$(28)

      The following table summarizes the estimated change in fair value of the Company’s interest rate-sensitive assets, liabilities and commitments as of December 31, 2002, given several hypothetical (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value

Change in Interest Rate (basis points)	-100	-50	+50	+100

	(Dollar amounts in millions)
Net change in fair value related to MSRs and other financial instruments	$45	$(166)	$522	$1,112

Net change in fair value related to broker-dealer trading securities	$3	$2	$(1)	$(6)

      During 2003, we reduced our reliance on derivatives to manage the interest rate risk related to our MSRs. We took this action in light of the incremental profits we expected to generate from our loan production operations if mortgage rates continued to decline. This strategy had the benefit of reducing our potential derivative losses in the event mortgage rates increased, which did occur in the last half of 2003.

      These sensitivity analyses are limited in that they were performed at a particular point in time, are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates, and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that occur over time. In addition, not all of the changes in fair value would impact current period earnings. For example, MSRs are carried at the lower of cost or market; therefore, absent hedge accounting, the increase in the value of the MSRs that is recorded in current period earnings would be limited to recovery of the impairment reserve ($1.2 billion at December 31, 2003). Debt is carried at cost; therefore, absent hedge accounting, changes in the value of debt are not recorded in current period earnings. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

Foreign Currency Risk

      We occasionally issue medium-term notes denominated in a foreign currency. We manage the foreign currency risk associated with these medium-term notes through currency swap transactions. The terms of the currency swaps effectively translate the medium-term notes into U.S. dollar obligations, thereby eliminating the associated foreign currency. As a result, potential changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

Credit Risk Management

      Credit risk is the potential for financial loss resulting from the failure of a borrower or an institution to honor its contractual obligations to us. Credit risk arises in many of our business activities including lending activities, trading activities and interest rate risk management activities. We actively manage credit risk to maintain credit losses within levels that achieve our profitability and return on capital objectives while meeting our expectations for consistent financial performance.

      Our Credit Committee, which is comprised of our Chief Credit Officer and other senior executives, has primary responsibility for setting strategies to achieve the credit risk goals and objectives set by our Board of Directors. Those goals and objectives are documented in our Credit Policy.

Mortgage Credit Risk

Overview

      In our mortgage lending activities, we manage our credit risk by producing high quality loans, employing proactive collection and loss mitigation efforts and selling the majority of the loans we produce on a non-recourse basis.

Loan Quality

      Our Credit Policy establishes standards for the determination of acceptable credit risks. Those standards encompass borrower and collateral quality, underwriting guidelines, and loan origination standards and procedures.

      Borrower quality includes consideration of the borrower’s credit and capacity to pay. We assess credit and capacity to pay through the use of credit scores, application of a mortgage scorecard, and manual or automated underwriting of additional credit characteristics.

      Collateral quality includes consideration of property value, condition, and marketability and is determined through physical inspections and the use of manual and automated valuation models.

      Underwriting guidelines facilitate the uniform application of underwriting standards to all borrowers regardless of race, religion, or ethnic background. Uniformity in underwriting also provides a means for measuring and managing credit risk. This allows us, as well as government sponsored entities (“GSEs”), private investors, and the secondary markets in general, to assess risk, which provides us with more flexibility in the sale of loans.

      Our conventional conforming and government underwriting guidelines comply with the guidelines established by Fannie Mae or Freddie Mac. Our underwriting guidelines for FHA-insured and VA-guaranteed mortgage loans comply with guidelines established by the U.S. Department of Housing and Urban Development and the Veterans Administration. Our underwriting guidelines for non-conforming mortgage loans, prime home equity loans, and subprime mortgage loans have been designed so that these loans are salable in the secondary mortgage market. We developed these guidelines to meet the requirements of private investors, rating agencies and third-party credit enhancement providers.

      Our loan origination standards and procedures are designed to produce high quality loans. These standards and procedures encompass underwriter qualifications and authority levels, appraisal review requirements, fraud prevention, funds disbursement controls, training of our employees and on-going review of their work. We help to ensure that our origination standards are met by employing accomplished and seasoned management, underwriters, and processors and through the extensive use of technology. We also have a comprehensive training program for the continuing development of both our existing staff and new hires. In addition, we employ proprietary underwriting systems in our loan origination process that improve the consistency of underwriting standards, assess collateral adequacy, and help to prevent fraud, while at the same time increasing productivity.

      In addition to our pre-funding controls and procedures, we employ an extensive post funding quality control process. Our quality control department, under the direction of the Chief Credit Officer, is responsible for completing comprehensive loan audits that consist of a re-verification of loan documentation, an in depth underwriting and appraisal review, and if necessary, a fraud investigation. We also employ a post-funding proprietary loan performance evaluation system. This system identifies fraud and poor performance of individuals and business entities associated with the origination of our loans. The combination of this system and our audit results allows us to evaluate and measure adherence to prescribed underwriting guidelines and compliance to laws and regulations to ensure that current loan production represents acceptable credit risk, as defined by the Board of Directors.

Sale of Loans

      Nearly all of the mortgage loans that we originate are sold into the secondary mortgage market primarily in the form of securities, and to a lesser extent as whole loans. While we generally sell our prime mortgage loans on a non-recourse basis, either in the form of securities or whole loans, we do have potential liability under the representations and warranties we make to purchasers and insurers of the loans. In the event of a breach of such representations and warranties, we may be required to either repurchase the subject mortgage loans or indemnify the investor or insurer. In such cases, any subsequent credit loss on the mortgage loans is borne by Countrywide.

Securitization

      As described below, the degree to which credit risk on the underlying loans is transferred through the securitization process depends on the structure of the securitization. Our prime first mortgage loans generally are securitized on a non-recourse basis, while prime home equity and subprime mortgage loans generally are securitized with limited recourse for credit losses.

Conforming Conventional Loans

      Conforming conventional loans are generally pooled into mortgage-backed securities guaranteed by Fannie Mae. A small portion of these loans also have been sold to Freddie Mac or the Federal Home Loan Bank, through its Mortgage Partnership Finance Program. Subject to certain representations and warranties on the part of Countrywide, nearly all conventional loans securitized through Fannie Mae or Freddie Mac are sold on a non-recourse basis. Accordingly, credit losses are generally absorbed by Fannie Mae and Freddie Mac, not Countrywide. We pay guarantee fees to Fannie Mae and Freddie Mac on loans we securitize through these agencies. These fees include compensation to the respective agencies for their assumption of credit risk.

FHA-Insured and VA-Guaranteed Loans

      FHA-insured and VA-guaranteed mortgage loans are generally pooled into mortgage-backed securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). A small portion of these loans have been sold to the Federal Home Loan Bank, through its Mortgage Partnership Finance Program. We are insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA. Fees charged by the FHA and VA for assuming such risks are paid directly by the mortgagors. We are exposed to credit losses on defaulted VA loans to the extent that the partial guarantee provided by the VA is inadequate to cover the total credit losses incurred. We pay guarantee fees to Ginnie Mae for Ginnie Mae’s guarantee on its securities of timely payment of principal and interest. Ginnie Mae does not assume mortgage credit risk associated with the loans securitized under its program.

Non-conforming Conventional Prime Loans

      Non-conforming conventional prime mortgage loans are generally pooled into “private-label” (non-agency) mortgage-backed securities. Such securitizations involve some form of credit enhancement, such as senior/subordinated structures or mortgage pool insurance. Securitizations that involve senior/subordinated structures contain securities that assume varying levels of credit risk. Holders of subordinated securities are compensated for the credit risk assumed through a higher yield. We generally sell the subordinated securities created in connection with these securitizations and thereby transfer the related credit loss exposure, other than as described above with respect to representations and warranties made when loans are securitized.

Prime Home Equity Loans

      Prime Home Equity loans are generally pooled into private-label asset-backed securities. These securities generally are credit-enhanced through over-collateralization and guarantees provided by a third-party surety. In such securitizations, Countrywide is subject to limited recourse for credit losses through retention of a residual interest.

Subprime Mortgage Loans

      Subprime Mortgage Loans generally are pooled into private-label mortgage backed securities. We generally securitize these loans with limited recourse for credit losses. Such limited recourse securitizations generally have contained mortgage pool insurance as the primary form of credit enhancement, coupled with a limited corporate guarantee provided by Countrywide and/or a retained residual interest. When mortgage pool insurance is used, the associated premiums are paid directly by Countrywide. We also have pooled a portion of our subprime loans into securities guaranteed by Fannie Mae. In such cases, we have paid Fannie Mae a guarantee fee in exchange for Fannie Mae assuming the credit risk of the underlying loans. In addition, we have securitized a portion of our Subprime Mortgage Loans on a limited recourse basis through the retention of a residual interest without the use of mortgage pool insurance.

      Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. These amounts at December 31, 2003 are as follows:

December 31,
2003

(Dollar
amounts in
thousands)
Subordinated Interests:
Prime home equity residual securities	$320,663
Prime home equity transferors’ interests	236,109
Subprime residual securities	370,912

$927,684

Corporate guarantees in excess of recorded reserves	$149,554

      The carrying value of the residual securities is net of expected future credit losses. Related to our non-recourse and limited recourse securitization activities, the total credit losses incurred for 2003 and 2002 are summarized as follows:

	Years Ended
	December 31,

	2003	2002

	(Dollar amounts
	in thousands)
Subprime securitizations with corporate guarantee	$40,891	$10,524
Subprime securitizations with retained residual interest	36,699	71,165
Repurchased or indemnified loans	35,426	15,274
Prime home equity securitizations with retained residual interest	15,196	7,964
Prime home equity securitizations with corporate guarantee	2,763	436
VA losses in excess of VA guarantee	2,824	3,213

	$133,799	$108,576

Mortgage Reinsurance

      We provide mortgage reinsurance through contracts with several primary mortgage insurance companies on mortgage loans included in our servicing portfolio. Under these contracts, we absorb mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a cap, in exchange for a portion of the pools’ mortgage insurance premium. Approximately $67.4 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At December 31, 2003, the maximum aggregate losses under the reinsurance contracts were $366.3 million. We are required to pledge securities to cover this potential liability. We recorded provisions for losses related to this activity of $38.6 million in 2003.

Mortgage Loans Held for Sale

      At December 31, 2003, mortgage loans held for sale amounted to $24.1 billion. While the loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

Portfolio Lending Activities

      We have a growing portfolio of Prime Mortgage and Prime Home Equity Loans held for investment, primarily in our bank, which amounted to $22.0 billion at December 31, 2003. A portion of the prime home equity loans held in the bank are covered by a pool insurance policy that provides partial protection against credit losses. Otherwise, we generally retain full credit exposure on these loans. Our allowance for credit losses related to all mortgage loans held for investment amounted to $78.5 million at December 31, 2003.

      We also provide short-term secured mortgage loan warehouse advances to various lending institutions, which totaled $1.9 billion at December 31, 2003. We incurred no credit losses related to this activity in 2003.

Counterparty Credit Risk

      We have exposure to credit loss in the event of non-performance by our trading counterparties and counterparties to our various over-the-counter derivative financial instruments. We manage this credit risk by selecting only well-established, financially strong counterparties, spreading the credit risk among many such counterparties and by placing contractual limits on the amount of unsecured credit risk from any single counterparty. The aggregate amount of counterparty credit exposure at December 31, 2003, before and after collateral held by Countrywide, was as follows:

(Dollar amounts
in millions)
Aggregate credit exposure before collateral held	$856
Less: collateral held	(481)

Net aggregate unsecured credit exposure	$375

      For the year ended December 31, 2003, the Company incurred no credit losses due to non-performance of any of its counterparties.

Loan Servicing

      The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans and securities held for sale or investment and loans subserviced for others, for the periods indicated.

	Years Ended December 31,

	2003	2002

	(Dollar amounts
	in millions)
Summary of changes in the servicing portfolio:
Beginning owned servicing portfolio	$441,267	$327,541
Add: Loan production	434,864	251,901
Purchased MSRs	6,944	4,228
Less: Servicing Sold	—	(1,958)
Runoff(1)	(252,624)	(140,445)

Ending owned servicing portfolio	630,451	441,267
Subservicing portfolio	14,404	11,138

Total servicing portfolio	$644,855	$452,405

	2003	2002

Composition of owned servicing portfolio at period end:
Conventional mortgage loans	$512,889	$343,420
FHA-insured mortgage loans	43,281	45,252
VA-guaranteed mortgage loans	13,775	14,952
Subprime Mortgage Loans	36,332	21,976
Prime Home Equity Loans	24,174	15,667

Total owned servicing portfolio	$630,451	$441,267

Delinquent mortgage loans(2):
30 days	2.35%	2.73%
60 days	0.72%	0.87%
90 days or more	0.84%	1.02%

Total delinquent mortgage loans	3.91%	4.62%

Loans pending foreclosure(2)	0.43%	0.55%

Delinquent mortgage loans(2):
Conventional	2.21%	2.43%
Government	13.29%	12.61%
Subprime	12.46%	14.41%
Prime home equity	0.73%	0.80%
Total delinquent mortgage loans	3.91%	4.62%
Loans pending foreclosure(2):
Conventional	0.21%	0.23%
Government	1.20%	1.32%
Subprime	2.30%	2.93%
Prime Home Equity	0.02%	0.05%
Total loans pending foreclosure	0.43%	0.55%

(1)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).

(2)	Expressed as a percentage of the total number of loans serviced excluding subserviced loans and loans purchased at a discount due to their non-performing status.

      We attribute the overall decline in delinquencies in our servicing portfolio primarily to the relative overall increase in the conventional and prime home equity portfolios, which carry lower delinquency rates than the government and subprime portfolios. Management believes the delinquency rates in our servicing portfolio are consistent with industry experience for similar mortgage loan portfolios.

Inflation

      An increase in inflation would have the most significant impact on our mortgage banking and capital markets operations. Interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, mortgage loan production decreases, particularly from loan refinancing. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity. Generally, in such periods of reduced mortgage loan production the associated profit margins also decline due to increased competition among mortgage loan originators and to higher unit costs, thus further reducing our loan production earnings. Conversely, in a rising interest rate environment, our loan servicing earnings generally increase because mortgage prepayment rates tend to slow down, thereby extending the average life of our servicing portfolio and thus reducing the amortization and impairment of our MSRs. Within our broker-dealer operations, rising interest rates generally lead to a reduction in trading and underwriting activities in its primary niche, the mortgage securities market.

Seasonality

      The mortgage banking industry is generally subject to seasonal trends. These seasonal trends reflect the pattern in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. Seasonality has less of an effect on mortgage refinancing activity, which is primarily driven by prevailing mortgage rates. In addition, mortgage delinquency rates typically rise temporarily in the winter months, driven by mortgagor payment patterns.

Liquidity and Capital Resources

      We have significant short-term and long-term financing needs. Our short-term financing needs arise primarily from the warehousing of mortgage loans pending sale and the trading activities of our broker-dealer. Our long-term financing needs arise primarily from our investments in MSRs and other retained interests, along with the financial instruments acquired to manage the interest rate risk associated with those investments, as well as from the continued growth of our mortgage loan investment portfolio. As discussed in the following paragraphs, we meet our financing needs in a variety of ways, through the public corporate debt and equity markets, as well as the mortgage and asset-backed securities markets, and increasingly in the future through the deposit-gathering and other financing activities of our bank.

Liquidity Management

      The objective of our liquidity management is to ensure that adequate reliable sources of cash are available to meet our potential near-term funding needs, including in times of stress within the financial markets. We manage our liquidity by financing our assets in a manner consistent with their liquidity profile. Assets that are considered illiquid are financed with long-term capital (equity and debt with a final maturity greater than six months). We stagger our long-term debt maturities and credit facility expirations to reduce refinancing risk. We also manage the timing of our short-term debt maturities to limit the amount maturing in any five day period. We diversify our financing programs, credit providers and debt investors and dealers to reduce reliance upon any one source of liquidity. Finally, we assess all sources of financing based upon its reliability, recognizing that certain financing programs are sensitive to temporary market disruptions.

      We regularly forecast our potential funding needs over a three month horizon, taking into account debt maturities and potential peak balance sheet levels. Available reliable sources of liquidity are appropriately sized to meet potential future funding requirements. We currently have $52.5 billion in reliable sources of short-term liquidity, including secured and unsecured committed bank lines of credit and reusable mortgage purchase commitments totaling $28.2 billion. Our long-term debt typically consists of unsecured debt issued in the public corporate debt markets. At December 31, 2003, we had $18.2 billion in unsecured long-term debt outstanding. See “Note 14 — Notes Payable” in the financial statement section of this Report for additional descriptions of our committed financing programs.

Public Corporate Debt Markets

      The public corporate debt markets are a key source of financing for us, due to their efficiency and low cost. Typically, we access these markets by issuing unsecured commercial paper and medium-term notes. We also have issued unsecured subordinated debt, convertible debt and trust-preferred securities. At December 31, 2003, we had a total of $22.9 billion in public corporate debt outstanding.

      To maintain our desired level of access to the public corporate debt markets, it is critical for us to maintain investment grade credit ratings. We have consistently maintained solid investment-grade credit ratings over the past twelve years. Given our current ratings, we generally have deep access to the public corporate debt markets. Current credit ratings at CHL, our primary issuer of public corporate debt, are as follows:

	Short-Term	Long-Term
	Ratings	Ratings

Standard and Poors	A-1	A
Moody’s Investors Service	P-2	A3
Fitch	F-1	A

      Among other things, maintenance of our current investment grade ratings requires that we have high levels of liquidity, including access to alternative sources of funding such as committed bank stand-by lines of credit, as well as a conservative capital structure. Our policy is to maintain our regulatory capital ratios at levels that are above the “well-capitalized” standards defined by the Federal Reserve Board.

      At December 31, 2003 and at December 31, 2002, CFC’s regulatory capital ratios were as follows:

		December 31, 2003		December 31, 2002
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	8.3%	$8,082,963	7.6%	$4,703,839
Risk-Based Capital
Tier 1	6.0%	12.8%	$8,082,963	12.2%	$4,703,839
Total	10.0%	13.7%	$8,609,996	13.6%	$5,230,840

(1)	Minimum required to qualify as “well-capitalized.”

      Our primary source of equity capital is retained earnings. We also have $1.0 billion outstanding in trust-preferred securities that receive varying degrees of “equity treatment” from rating agencies, bank lenders and regulators. In addition, we currently have a $2.2 billion deferred tax liability related to our MSRs that would offset a portion of any potential loss in the value of our MSRs and which, to that extent, can be viewed as a supplement to our equity capital. From time to time, we engage in stock offerings as a means of increasing our capital base and supporting our growth.

      Issues of concern to one or more credit rating agency in the past have included our significant investment in MSRs and other retained interests, our involvement in subprime lending, as well as our liquidity and capital structure. We maintain an active dialogue with all three rating agencies, meeting throughout the year to review operational and financial performance and to address specific areas of focus.

      In the unlikely event our credit ratings were to drop below “investment grade”, our access to the public corporate debt markets would be severely limited. (The cutoff for investment grade is generally considered to be a long-term rating of “BBB-”, or three gradations below our lowest current rating.) In the event of a ratings downgrade below investment grade, we would be required to rely upon alternative sources of financing, such as bank lines and private debt placements (secured and unsecured). Furthermore, we would likely be unable to retain all of our existing bank credit commitments beyond the then existing maturity dates. As a consequence, our cost of financing would rise significantly and we may have to curtail some of our capital-intensive activities, such as our ongoing investment in MSRs and other retained interests. On the other hand, given the highly liquid nature of our mortgage inventory and broker-dealer trading portfolio, we would likely be able to arrange secured financing for such assets. Over the long-term, however, it would be difficult for us to compete effectively without investment grade ratings. Management believes the likelihood of a reduction in our credit ratings to below investment grade in the foreseeable future is remote.

Asset-Backed Financing Market

      A growing source of funding for us is the asset-backed financing market. This form of financing generally involves the temporary transfer of legal ownership of assets to a separate legal entity (conduit) in exchange for short-term financing. Such financing programs generally have commercial bank sponsors that provide some form of credit enhancement to the program, for example, back-up lines of credit. Investors that purchase debt, typically commercial paper, issued by these conduits look primarily to the assets to ensure repayment, rather than to the credit standing of the companies that utilize the conduit for financing. We have used this market primarily to finance a significant portion of our mortgage loan inventory. Due to its liquid nature and short holding period, our mortgage loan inventory is a natural fit for this type of financing program. We utilize such programs as a cost-effective means to expand and diversify our sources of liquidity. At December 31, 2003, we had a borrowed a total of $9.7 billion through such asset-backed financing programs.

Secondary Mortgage Market

      We rely substantially on the secondary mortgage market. Nearly all mortgage loans that we produce are sold in the secondary mortgage market, primarily in the form of Mortgage-Backed Securities (“MBS”) and asset-backed securities. The majority of the MBS we sell are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”). We also issue non-Agency or “private-label” MBS and asset-backed securities. Private-label MBS and asset-backed securities are registered with the SEC and have separate credit ratings. Generally, private-label MBS and asset-backed securities require some form of credit enhancement, such as over-collateralization, senior-sub structures, primary mortgage insurance, Countrywide guarantees and/or private surety guarantees.

      The Agency MBS market is extremely liquid. The private-label MBS market, particularly the subprime MBS market, is significantly less liquid, although we have enjoyed essentially uninterrupted access to these markets, albeit at varying costs.

      We ensure our ongoing access to the secondary mortgage market by consistently producing quality mortgages and servicing those mortgages at levels that meet or exceed secondary mortgage market standards. As described elsewhere in this document, we have a major focus on ensuring the quality of our mortgage loan production and we make significant investments in personnel and technology in this regard.

Repurchase Agreements

      We also utilize short-term repurchase agreements as a means of financing primarily securities as well as mortgage loans pending sale. Although this method of financing is uncommitted and short-term in nature, it has proven to be reliable and cost effective for us.

Bank Activities

      Our goal is to increase the total assets of our bank from $19.4 billion as of December 31, 2003 to $120 billion in five years. We intend to accomplish this goal by using our loan origination operations to source loans for the bank to originate and place in its portfolio. Funding for this growth will come from a variety of sources, including transfers of custodial accounts controlled by CHL, secured advances from the Federal Home Loan Bank and retail deposits, primarily CDs, generated by the bank.

Cash Flow

      Cash flow used by operating activities was $1.6 billion for 2003, compared to net cash used by operating activities of $3.5 billion for 2002. The reduction in cash flow used by operations for 2003 compared to 2002 was due primarily to a $4.6 billion net increase in mortgage loans held for sale offset by a decrease in other financial instruments.

      Net cash used in investing activities was $34.5 billion for 2003, compared to $14.4 billion for 2002. The increase in net cash used in investing activities was primarily attributable to a $17.7 billion net increase in loans held for investment and a $1.7 billion net increase in additions to MSRs.

      Net cash provided by financing activities during 2003 totaled $36.1 billion, compared to $18.0 billion during 2002. The increase in cash provided by financing activities during 2003 was comprised of a $3.8 billion net increase in bank deposit liabilities and a $13.5 billion net increase in the growth of short-term (primarily secured) borrowings.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

      In the ordinary course of our business we engage in financial transactions that are not recorded on our balance sheet. (See Note 2 — “Summary of Significant Accounting Policies” in the financial statement section of this Report for a description of our consolidation policy.) Such transactions are structured to manage our interest rate credit or liquidity risks, diversify funding sources or to optimize our capital.

      Substantially all of our off-balance sheet arrangements relate to the securitization of mortgage loans. Our mortgage loan securitizations are normally structured as sales, in accordance with SFAS 140, which involves the transfer of the mortgage loans to “qualifying special-purpose entities” that are not subject to consolidation. In a securitization, an entity transferring the assets is able to convert those assets into cash. Special-purpose entities used in such securitizations obtain cash to acquire the assets by issuing securities to investors. In a securitization, we customarily provide representations and warranties with respect to the mortgage loans transferred. In addition, we generally retain the right to service the transferred mortgage loans. We also, generally have the right to repurchase mortgage loans from the special-purpose entity if the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans exceeds the revenues we earn.

      Our prime mortgage loans generally are securitized on a non-recourse basis, while prime home equity and subprime mortgage loans generally are securitized with limited recourse for credit losses. During 2003, we securitized $11.2 billion subprime and home equity loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk.”

      Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

      The sales proceeds and cash flows from our securitizations for 2003 and additional information with respect to securitization activities are included in the financial statements section of this report (Note 9 — Securitizations).

Contractual Obligations

      The following table summarizes our significant contractual obligations at December 31, 2003, with the exception of short-term borrowing arrangements and pension and post-retirement benefit plans.

		Less than			More than
	Note(1)	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(Dollar amounts in thousands)
Obligations:
Notes payable	14	$5,312,773	$8,059,504	$7,146,401	$3,883,468	$24,402,146
Time deposits	15	$850,300	$1,045,625	$1,266,755	$89,985	$3,252,665
Trust preferred securities	18	$—	$—	$—	$1,000,000	$1,000,000
Operating leases	29	$88,615	$148,258	$88,783	$43,440	$369,096
Purchase obligations	—	$98,453	$22,168	$5,168	$—	$125,789

(1)	See respective notes to the financial statements included in this Report.

Prospective Trends

United States Mortgage Market

      Over the last decade, total mortgage indebtedness in the United States has grown at an average annual rate of eight percent. We believe that continued population growth, ongoing developments in the mortgage market and the prospect of relatively low interest rates support similar growth in the market for the foreseeable future. Some of the ongoing developments in the mortgage market that should fuel its growth include government-sponsored programs targeted to increase homeownership in low-income and minority communities, the growth of prime home equity lending as a major form of consumer finance, and the increasing efficiency of the secondary mortgage market that lowers the overall cost of homeownership.

      In recent years, the level of complexity in the mortgage lending business has increased significantly due to several factors:

•	The continuing evolution of the secondary mortgage market has resulted in a proliferation of mortgage products;

•	Greater regulation imposed on the industry has resulted in increased costs and the need for higher levels of specialization; and

•	Interest rate volatility has risen over the last decade. At the same time, homeowners’ propensity to refinance their mortgages has increased as the refinance process has become more efficient and cost effective. The combined result has been large swings in the volume of mortgage loans originated from year to year. These volume swings have placed significant operational and financial pressures on mortgage lenders.

      To compete effectively in this environment mortgage lenders must have a very high level of operational, technological and managerial expertise. In addition, the residential mortgage business has become more capital-intensive and therefore access to capital at a competitive cost is critical. Primarily as a result of these factors, the industry has undergone rapid consolidation.

      Today, large, sophisticated financial institutions dominate the residential mortgage industry. These industry leaders are primarily commercial banks operating through their mortgage banking subsidiaries. Today, the top thirty mortgage lenders combined have a 79% share of the mortgage origination market, up from 58% five years ago.

      Following is a year-over-year comparison of market share for the top five originators, according to Inside Mortgage Finance:

	Years Ended
	December 31,

Institution	2003	2002

Wells Fargo Home Mortgage	12.5%	12.4%
Washington Mutual	11.6%	11.6%
Countrywide	11.6%	9.4%
Chase Home Finance	7.6%	5.8%
Bank of America Mortgage(1)	3.5%	—
ABN Amro Mortgage Group(1)	—	4.4%

Total for Top Five	46.8%	43.6%

(1)	Comparative data not included for year in which the institution was not in the top five originators.

      This consolidation trend has naturally carried over to the loan servicing side of the mortgage business. Today, the top thirty mortgage servicers combined have a 64% share of the total mortgages outstanding, up from 53% five years ago. Following is a year-over-year comparison of market share for the top five servicers, according to Inside Mortgage Finance:

	Years Ended
	December 31,

Institution	2003	2002

Washington Mutual	9.9%	11.2%
Wells Fargo Home Mortgage	9.1%	8.8%
Countrywide	8.8%	7.0%
Chase Home Finance	6.4%	6.6%
Bank of America Mortgage	3.4%	4.1%

Total for Top Five	37.6%	37.7%

      We believe this consolidation trend will continue, as the aforementioned market forces will continue to drive out weak competitors. We believe Countrywide will benefit from this trend through increased market share. In addition, we believe that irrational price competition — which from time to time has plagued the industry — should lessen in the future.

      Compared to Countrywide, the other industry leaders are less reliant on the secondary mortgage market as an outlet for adjustable rate mortgages, due to their greater portfolio lending capacity. This could place us at a competitive disadvantage in the future if the demand for adjustable rate mortgages increases significantly, the secondary mortgage market does not provide a competitive outlet for these loans and we are unable to develop a portfolio lending capacity similar to the competition’s.

Housing Appreciation

      Housing values affect us in several positive ways: rising housing values point to healthy demand for purchase-money mortgage financing; increased average loan balances; and a reduction in the risk of loss on sale of foreclosed real estate in the event a loan defaults. However, as housing values appreciate, prepayments of existing mortgages tend to increase as mortgagors look to tap the additional equity in their homes. Over the last several years, the housing price index has significantly outpaced the consumer price index and growth in personal income. Consequently, we expect housing values to increase at a slower rate in the coming years than in the past several years. Over the long term, we expect that housing appreciation will be positively correlated with both consumer price inflation and growth in personal income.

Regulatory Trends

      The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably. For example, proposed state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories. This could result in a reduction of otherwise legitimate subprime lending opportunities. Similarly, certain proposed state and federal privacy legislation, if passed, could have an adverse impact on our ability to cross-sell the non-mortgage products our various divisions offer to customers in a cost-effective manner.

Mortgage Originations

      Following is the estimated total United States mortgage originations market for each of the last five years:

United States
Mortgage
Calendar Year	Originations

($ billions)
2003	$3,760
2002	$2,680
2001	$2,058
2000	$1,048
1999	$1,310

Source: Inside Mortgage Finance

      Forecasters currently put the market for 2004 at between $1.8 trillion and $2.2 trillion. The forecasted reduction from 2003’s historic level is attributable to an expected decline in mortgage refinance activity. We believe that a market within the forecasted range would still be favorable for our loan production business, although we would expect increased competitive pressures to have some impact on its profitability. This forecast would imply lessening pressure on our loan servicing business due to a reduction in mortgage loan prepayment activity. In our capital markets business, such a drop in mortgage originations would likely result in a reduction in mortgage securities trading and underwriting volume, which would have a negative impact on its profitability.

Implementation of New Accounting Standards

      On March 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments And Hedging Activities,” and SFAS Statement No. 138, “Accounting For Certain Derivative Instruments And Certain Hedging Activities — An Amendment of SFAS No. 133” (collectively, “SFAS 133”). Under SFAS 133, all derivative instruments are recognized on the balance sheet at fair value.

      At the date of adoption, we recorded certain transition adjustments as required by SFAS 133. There was no impact on net earnings because of the transition adjustments. However, the transition adjustments had the following impact on our balance sheet (in millions):

Decrease in fair value of derivatives classified as assets	$(93.7)
Increase in fair value of derivatives classified as liabilities	$(107.2)
Decrease in book value of hedged borrowings	$107.2
Increase in book value of MSRs	$81.7
Increase in book value of inventory and other assets	$12.0

      In November 1999, the Emerging Issues Task Force (“EITF”) released Issue No. 99-20, titled “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 is effective for quarters beginning after March 15, 2001. Under the guidelines of EITF 99-20, the accounting treatment of interest income and impairment of beneficial interests in securitization transactions is modified such that beneficial interests which are determined to have an other-than-temporary impairment are required to be written down to fair value with a corresponding impairment charge to earnings. We adopted EITF 99-20 for the fiscal quarter ended August 31, 2001 and there was no material impact at adoption on our financial statements.

      In September 2000, SFAS No. 140 “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”) was issued, which replaced SFAS No. 125 (of the same title). SFAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral and requires some additional disclosures relating to securitization transactions and collateral, but it carries over most of SFAS 125’s provisions. We included the collateral and disclosure provisions of SFAS 140 in our February 28, 2001 financial statements. All other provisions of this Statement were adopted on April 1, 2001, as required by the statement. The adoption of this statement had no material impact on our financial statements.

      During June 2001, SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) were issued.

      SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, provides specific guidance on how to identify the accounting acquirer in a business combination, provides specific criteria for recognizing intangible assets apart from goodwill, and requires additional financial statement disclosures regarding business combinations. SFAS 141 will impact our accounting for any business combinations that we may enter into in the future. However, SFAS 141’s adoption had no impact on our present financial condition or results of operations.

      SFAS 142 addresses the accounting for goodwill and other intangible assets after their initial recognition. SFAS 142 changes the accounting for goodwill and other intangible assets by replacing periodic amortization of the asset with an annual test of impairment of goodwill at either the reporting segment level or one level below, providing for similar accounting treatment for intangible assets deemed to have an indefinite life. Assets with finite lives will be amortized over their useful lives. SFAS 142 also provides for additional financial statement disclosures about goodwill and intangible assets. The provisions of SFAS 142 were applicable to us beginning in the year ending December 31, 2002. We have insignificant levels of goodwill and purchased-related intangible assets and the adoption of SFAS 142 had no material impact on our financial condition or results of operations.

      In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) was issued. SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 changes the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of SFAS 144 had no material impact on our financial condition or results of operations.

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

      FIN 45 is effective for new guarantees issued or modification of guarantees made after December 31, 2002. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45’s measurement requirements did not have a significant impact on our financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 was amended in December 2003. FIN 46 requires business enterprises to consolidate variable interest entities which have one or more of the following characteristics:

1. The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties.

2. The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

a. The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights

b. The obligation to absorb the expected losses of the entity if they occur

c. The right to receive expected residual returns of the entity if they occur.

      As discussed in Note 18 — Company-Obligated Capital Securities of Subsidiary Trusts, the Company has issued trust-preferred securities. Based on guidance related to FIN 46, the Company will cease consolidating the subsidiaries which have issued the trust-preferred securities during the quarter ending March 31, 2004. The primary effect of this de-consolidation will be for the Company to re-classify the trust-preferred securities from mezzanine equity to debt. Interest payments relating to the trust-preferred securities are presently charged to interest expense. Therefore, this change will have no effect on the Company’s results of operations.

      FIN 46 excludes qualifying special purpose entities subject to the reporting requirements of SFAS 140. FIN 46 applies upon formation to variable interest entities created after January 31, 2003, and to all variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. At December 31, 2003, Countrywide’s corporate structure included either companies whose accounts were consolidated into the Company’s financial statements or which were classified as qualifying special purpose entities under SFAS 140. Therefore, the adoption of FIN 46 did not have an impact on the Company’s financial statements at December 31, 2003.

      In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FIN 45. The adoption of SFAS 149 did not have a material effect on our financial condition or results of operations.

      In May 2003, the FASB issued Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position. On November 7, 2003, the FASB issued FASB Staff Position 150-3 (“FSP 150-3”) deferring the effective date of SFAS 150 for certain mandatorily redeemable non-controlling interests. SFAS 150 would have required the reclassification of our trust-preferred securities from mezzanine financing to liabilities. However, the issuance of FSP 150-3 delayed this reclassification pending reconsideration of the issue by the FASB. The adoption of the remainder of SFAS 150 did not have a material effect on our financial condition or results of operation.

Forward-Looking Statements

Factors That May Affect Our Future Results

      We make forward-looking statements in this report and in other reports we file with the SEC. In addition, we make forward-looking statements in press releases and our management might make forward-looking statements orally to analysts, investors, the media and others. Generally, forward-looking statements include:

•	Projections of our revenues, income, earnings per share, capital expenditures, dividends, capital structure of other financial items

•	Descriptions of our plans or objectives for future operations, products or services

•	Forecasts of our future economic performance

•	Descriptions of assumptions underlying or relating to any of the foregoing

      Forward-looking statements give management’s expectation about the future and are not guarantees. Words like “believe,” “expect,” “anticipate,” “promise,” “plan” and other expressions or words of similar meanings, as well as future or conditional verbs such as “will,” “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. There are a number of factors, many of which are beyond our control that could cause actual results to differ significantly from management’s expectations. Some of these factors are discussed below.

      Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.

General business, economic and political conditions may significantly affect our earnings

      Our business and earnings are sensitive to general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy, and the local economies in which we conduct business. If any of these conditions worsen, our business and earnings could be adversely affected. For example, business and economic conditions that negatively impact household incomes could decrease the demand for our home loans and increase the number of customers who become delinquent or default on their loans; or, a rising interest rate environment could decrease the demand for loans.

      In addition, our business and earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies influence the size of the mortgage origination market, which significantly impacts the earnings of our Loan Production Sector and the value of our investment in MSRs and other retained interests. The Federal Reserve Board’s policies also influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. Changes in those policies are beyond our control and difficult to predict and can have a material effect on the Company’s business, results of operations and financial condition.

      Political conditions can also impact our earnings. Acts or threats of war or terrorism, as well as actions taken by the U.S. or other governments in response to such acts or threats, could impact business and economic conditions in the United States.

If we cannot effectively manage the volatility of our mortgage banking business, our earnings could be affected

      The level and volatility of interest rates significantly affect the mortgage banking industry. For example, a decline in mortgage rates generally increases the demand for home loans as borrowers refinance, but also generally leads to accelerated payoffs in our mortgage servicing portfolio, which negatively impacts the value of our MSRs.

      We attempt to manage interest rate risk in our mortgage banking business primarily through the natural counterbalance of our loan production and servicing operations. In addition, we also use derivatives extensively in order to manage the interest rate, or price risk, inherent in our assets, liabilities, and loan commitments. Our main objective in managing interest rate risk is to moderate the impact of changes in interest rates on our earnings over time. Our interest rate risk management strategies may result in significant earnings volatility in the short term. The success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production operations in various interest rate environments. The success of this strategy impacts our net income. This impact, which can be either positive or negative, can be material.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain

      Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.

      We have identified several accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. These critical accounting policies relate to our gain from sale of loans and securities, valuation of retained interests and interest rate management activities. Because of the inherent uncertainty of the estimates associated with these critical accounting policies, we cannot provide any assurance that we will not make significant adjustments to the related amounts recorded at December 31, 2003. For more information, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” section in this report.

The financial services industry is highly competitive

      We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Competition for mortgage loans comes primarily from large commercial banks and savings institutions. Many of our competitors have fewer regulatory constraints. For example, national banks and federal savings and loan institutions are not subject to certain state laws and regulations targeted at predatory lending practices and we could be at a competitive disadvantage with respect to fulfilling legitimate subprime credit opportunities. Another competitive consideration is that other companies have lower cost structures and others are less reliant on the secondary mortgage market for funding due to their greater portfolio lending capacity.

      We face competition in such areas as mortgage product offerings, rates and fees, and customer service, both at the retail and institutional level. In addition, technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services generally. This has intensified competition among banking as well as nonbanking companies in offering financial products and services, with or without the need for a physical presence.

Changes in regulations could adversely affect our business

      We are heavily regulated by banking, mortgage lending and insurance laws at the federal, state and local levels, and proposals for further regulation of the financial services industry are continually being introduced. We are subject to many other Federal, State and local laws and regulations that affect our business, including those regarding taxation and privacy. Congress and state legislatures, as well as federal and state regulatory agencies, review such laws, regulations and policies and periodically propose changes that could affect us in substantial and unpredictable ways. Such changes could, for example, limit the types of financial services and products we offer, or increase our cost to offer such services and products. It is possible that one or more legislative proposals may be adopted or regulatory changes may be implemented that would have an adverse effect on our business. Our failure to comply with such laws or regulations, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could adversely affect our earnings.

We depend on the accuracy and completeness of information about customers and counterparties

      In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to institutional customers, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

Other Factors

      The above description of risk factors is not exhaustive. Other factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	A general decline in U.S. housing prices or activity in the U.S. housing market

•	A loss of investment-grade credit ratings, which may result in increased cost of debt or loss of access to corporate debt markets

•	A reduction in the availability of secondary markets for our mortgage loan products

•	A reduction in government support of homeownership

•	A change in our relationship with the housing-related government agencies and sponsored entities

•	Ineffectiveness of our hedging activities

•	The level of competition in each of our business segments

•	The occurrence of natural disasters or other events or circumstances that could impact the level of claims in the Insurance segment

      Other risk factors are described elsewhere herein as well as in other reports and documents that we file with or furnish to the SEC. Other factors that may not be described in any such report or document that could also cause results to differ from our expectations. Each of these factors could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      In response to this Item, the information set forth on pages 66 to 71 and Note 10 of this Form 10-K is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      The information called for by this Item 8 is hereby incorporated by reference from Countrywide’s Financial Statements and Auditors’ Report beginning at page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

Item 9A.	Controls and Procedures

      We have conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities during the period in which this annual report on Form 10-K was being prepared.

      There has been no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

Item 11.	Executive Compensation

      The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

      The following table shows aggregate information, as of December 31, 2003, with respect to compensation plans under which equity securities of Countrywide are authorized for issuance.

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))(1)

Equity Compensation Plans Approved by Security Holders	19,796,508	$32.48	7,727,668
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	19,796,508	$32.48	7,727,668

(1)	Countrywide’s 2000 Equity Incentive Plan also provides for awards of Restricted Stock. Of the securities available for issuance under this plan, 1,082,956 shares of our Common Stock are available for issuance in the form of Restricted Stock.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) and (2) — Financial Statement Schedules.

The information called for by this section of Item 15 is set forth in the Financial Statements and Auditors’ Report beginning at page F-1 of this Form 10-K. The index to Financial Statements and Schedules is set forth at page F-2 of this Form 10-K.

      (3) — Exhibits

Exhibit
No.		Description

3	.1*	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1987).
3	.2*	Certificate of Amendment of Certificate of Incorporation of the Company as reported under Item 4, Submission of Matters to a Vote of Security Holders, in the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1992 (incorporated by reference to Exhibit 3.2.1 to the Company’s Registration Statement on Form S-3 dated October 31, 2001).
3	.3*	Certificate of Change of Location of Registered Office and of Registered Agent of the Company dated January 19, 1993 (incorporated by reference to Exhibit 3.2.2 to the Company’s Registration Statement on Form S-3 dated October 31, 2001).
3	.4*	Certificate of Ownership and Merger of CW Merger Corp., a Delaware corporation into the Company, dated November 7, 2002 (incorporated by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
3.5		Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated January 9, 2004.
3	.6*	Bylaws of the Company, as amended and restated (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 10, 1988).
3	.7*	Amendment to Bylaws of the Company dated January 28, 1998 (incorporated by reference to Exhibit 3.3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998).
3	.8*	Amendment to Bylaws of the Company dated February 3, 1998 (incorporated by reference to Exhibit 3.3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998).
3	.9*	Amendment to Bylaws of the Company dated March 24, 2000 (incorporated by reference to Exhibit 3.3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2000).
3	.10*	Amendment to Bylaws of the Company dated September 28, 2000 (incorporated by reference to Exhibit 3.3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2000).
4	.1*	Amended and Restated Rights Agreement, dated as of November 27, 2001, between the Company and The Bank of New York, as Rights Agent which includes as Exhibit A thereto, the form of Amended and Restated Certificate of Designation (incorporated by reference to Exhibit 1 to the Company’s Form 8-A/ A filed with the SEC on December 10, 2001).
4	.2*	Specimen Certificate of the Company’s Common Stock (incorporated by reference to Exhibit 4.2 to the Current Company’s Report on Form 8-K dated February 6, 1987).
4	.3*	Specimen Debenture Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 6, 1987).
4	.4*	Indenture dated as of January 1, 1992 among CHL, the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of CHL and the Company (File Nos. 33-50661 and 33-50661-01) filed with the SEC on October 19, 1993).

Exhibit
No.		Description

4	.5*	Form of Supplemental Indenture No. 1 dated as of June 15, 1995, to the Indenture dated as of January 1, 1992, among CHL, the Company, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the registration statement on Form S-3 of the Company and CHL (File Nos. 33-59559 and 33-59559-01) filed with the SEC on June 16, 1995).
4	.6*	Form of Medium-Term Notes, Series B (fixed-rate) of CHL (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-3 (File No. 33-51816) filed with the SEC on September 9, 1992).
4	.7*	Form of Medium-Term Notes, Series B (floating-rate) of CHL (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-3 (File No. 33-51816) filed with the SEC on September 9, 1992).
4	.8*	Form of Medium-Term Notes, Series C (fixed-rate) of CHL (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-3 of CHL and the Company (File Nos. 33-50661 and 33-50661-01) filed with the SEC on October 19, 1993).
4	.9*	Form of Medium-Term Notes, Series C (floating-rate) of CHL (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of CHL and the Company (File Nos. 33-50661 and 33-50661-01) filed with the SEC on October 19, 1993).
4	.10*	Form of Medium-Term Notes, Series D (fixed-rate) of CHL (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to the registration statement on Form S-3 of the Company and CHL (File Nos. 33-59559 and 33-59559-01) filed with the SEC on June 16, 1995).
4	.11*	Form of Medium-Term Notes, Series D (floating-rate) of CHL (incorporated by reference to Exhibit 4.11 to Amendment No. 2 to the registration statement on Form S-3 of the Company and CHL (File Nos. 33-59559 and 33-59559-01) filed with the SEC on June 16, 1995).
4	.12*	Form of Medium-Term Notes, Series E (fixed-rate) of CHL (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-3835 and 333-3835-01) filed with the SEC on August 2, 1996).
4	.13*	Form of Medium-Term Notes, Series E (floating rate) of CHL (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-3835 and 333-3835-01) filed with the SEC on August 2, 1996).
4	.14*	Form of Medium-Term Notes, Series F (fixed-rate) of CHL (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-31529 and 333-31529-01) filed with the SEC on July 29, 1997).
4	.15*	Form of Medium-Term Notes, Series F (floating-rate) of CHL (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-31529 and 333-31529-01) filed with the SEC on July 29, 1997).
4	.16*	Form of Medium-Term Notes, Series G (fixed-rate) of CHL (incorporated by reference to Exhibit 4.10 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-58125 and 333-58125-01) filed with the SEC on June 30, 1998).
4	.17*	Form of Medium-Term Notes, Series G (floating-rate) of CHL (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-58125 and 333-58125-01) filed with the SEC on June 30, 1998).
4	.18*	Form of Medium-Term Notes, Series H (fixed-rate) of CHL (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-66467 and 333-66467-01) filed with the SEC on October 30, 1998).
4	.19*	Form of Medium-Term Notes, Series H (floating-rate) of CHL (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-66467 and 333-66467-01) filed with the SEC on October 30, 1998).
4	.20*	Form of 6.85% Note due 2004 of CHL (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated June 21, 1999).
4	.21*	Form of Medium-Term Notes, Series I (fixed-rate) of CHL (incorporated by reference to Exhibit 4.15 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-82583 and 333-82583-01) filed with the SEC on June 5, 2000).

Exhibit
No.		Description

4	.22*	Form of Medium-Term Notes, Series I (floating-rate) of CHL (incorporated by reference to Exhibit 4.16 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-82583 and 333-82583-01) filed with the SEC on June 5, 2000).
4	.23*	Form of Medium-Term Notes, Series J (fixed-rate) of CHL (incorporated by reference to Exhibit 4.14 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-55536 and 333-55536-01) filed with the SEC on February 14, 2001).
4	.24*	Form of Medium-Term Notes, Series J (floating-rate) of CHL (incorporated by reference to Exhibit 4.15 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-55536 and 333-55536-01) filed with the SEC on February 14, 2001).
4.25		Indenture, dated as of December 1, 2001 among CHL, the Company and The Bank of New York, as trustee.
4	.26*	Form of Medium-Term Notes, Series K (fixed-rate) of CHL (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company, CHL, Countrywide Capital IV and Countrywide Capital V (File Nos. 333-74042, 333-74042-03, 333-74042-02 and 333-74042-01, respectively) filed with the SEC on November 28, 2001).
4	.27*	Form of Medium-Term Notes, Series K (floating-rate) of CHL (incorporated by reference to Exhibit 4.13 to the registration statement on Form S-3 of the Company, CHL, Countrywide Capital IV and Countrywide Capital V (File Nos. 333-74042, 333-74042-03, 333-74042-02 and 333-74042-01, respectively) filed with the SEC on November 28, 2001).
4	.28*	Form of Medium-Term Notes, Series L (fixed-rate) of CHL (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-103623, 333-103623-01, 333-103623-02 and 333-103623-03) filed with the SEC on March 5, 2003).
4	.29*	Form of Medium-Term Notes, Series L (floating-rate) of CHL (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-103623, 333-103623-01, 333-103623-02 and 333-103623-03) filed with the SEC on March 5, 2003).
4	.30*	Second Supplemental Trust Deed dated 23rd day of December, 1999, further modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.16.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001).
4	.31*	Third Supplemental Trust Deed dated 12th day of January, 2001, further modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.16.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001).
4	.32*	Fourth Supplemental Trust Deed, dated January 29, 2002, further modifying the provisions of a Trust Deed, dated May 1, 1998 among CHL, the Company and Bankers Trustee Company Limited, as trustee for Euro medium term notes of CHL (incorporated by reference to Exhibit 4.46 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
4	.33*	Note Deed Poll, dated October 11, 2001, by CHL in favor of each person who is from time to time an Australian dollar denominated Noteholder (incorporated by reference to Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001).
4.34		Indenture, dated as of December 16, 1996 among CHL, the Company and the Bank of New York, as trustee.
4.35		Supplemental Indenture, dated as of December 16, 1996 among CHL, the Company and the Bank of New York, as trustee.
4.36		Amended and Restated Declaration of Trust, dated as of December 16, 1996 for Countrywide Capital I by and among Eric P. Sieracki, Sandor E. Samuels and Carlos M. Garcia as Regular Trustees, The Bank of New York, as Institutional Trustee, and the Company.

Exhibit
No.		Description

4	.37*	Indenture, dated as of June 4, 1997, among CHL, the Company, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-4 of CHL and the Company (File Nos. 333-37047, 333-37047-01, and 333-37047-02) filed with the SEC October 2, 1997).
4	.38*	Amended and Restated Declaration of Trust of Countrywide Capital III, dated as of June 4, 1997, by and among the Company, The Bank of New York (Delaware) as Delaware Trustee, Eric P. Sieracki, Sandor E. Samuels, and Thomas Keith McLaughlin, as Regular Trustees (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-4 of CHL and the Company (File Nos. 333-37047, 333-37047-01, and 333-37047-02) filed with the SEC October 2, 1997).
4	.39*	Indenture, dated as of April 11, 2003, among the Company, CHL and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.26 to the Company’s Current Report on Form 8-K, dated April 15, 2003).
4	.40*	First Supplemental Indenture, dated as of April 11, 2003, among the Company, CHL, and The Bank of New York, as trustee, providing for the 6.75% Junior Subordinated Deferrable Interest Debentures Due April 1, 2033 of CFC and the related guarantee by CHL (incorporated by reference to Exhibit 4.27 to the Company’s Current Report on Form 8-K, dated April 15, 2003).
4	.41*	Amended and Restated Declaration of Trust of Countrywide Capital IV, dated as of April 11, 2003, by and among Sandor E. Samuels, Thomas K. McLaughlin and Jennifer Sandefur, as Regular Trustees, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Institutional Trustee, the Company, as Sponsor and Debenture Issuer, and CHL., as Debenture Guarantor (incorporated by reference to Exhibit 4.28 to the Company’s Current Report on Form 8-K, dated April 15, 2003).
4	.42*	Indenture, dated as of February 8, 2001, among the Company, CHL and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 of registration statement on Form S-3 of the Company and CHL (File Nos. 333-59614 and 333-59614-01) filed with the SEC on April 26, 2000).
4	.43*	Registration Rights Agreement, dated as of February 8, 2001, among the Company, CHL and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.7 of registration statement on Form S-3 of the Company and CHL (File Nos. 333-59614 and 333-59614-01) filed with the SEC on April 26, 2000).
4	.44*	Liquid Yield Option Notes Due February 8, 2031 (Zero Coupon Senior) (incorporated by reference to Exhibit 4.8 of registration statement on Form S-3 of the Company and CHL (File Nos. 333-59614 and 333-59614-01) filed with the SEC on April 26, 2000).
4	.45*	Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).
4	.46*	First Supplemental Trust Deed dated 16th December, 1998, modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999).
†10	.1*	Employment Agreement by and between the Company and Angelo R. Mozilo effective March 1, 2001 (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001).
†10	.2*	First Amendment to Employment Agreement, dated March 1, 2002, by and between the Company and Angelo Mozilo (incorporated by reference to Exhibit 10.63 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
†10	.3*	Second Restated Employment Agreement, dated as of February 28, 2003, by and between the Company and Stanford L. Kurland (incorporated by reference to Exhibit 10.78 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
†10	.4*	Restated Employment Agreement, dated as of March 1, 2003, by and between the Company and Thomas H. Boone (incorporated by reference to Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

Exhibit
No.		Description

†10	.5*	Restated Employment Agreement, dated as of March 1, 2003, by and between the Company and Carlos M. Garcia (incorporated by reference to Exhibit 10.81 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
†10	.6*	Second Restated Employment Agreement, dated as of February 28, 2003, by and between the Company and David Sambol (incorporated by reference to Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
†10	.7*	Restated Employment Agreement, dated as of March 1, 2003, by and between the Company and Sandor E. Samuels (incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
†10	.8*	The Company’s Deferred Compensation Agreement for Non-Employee Directors (incorporated by reference to Exhibit 5.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1987).
†10	.9*	Supplemental Form of the Company’s Deferred Compensation Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.7.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).
†10	.10*	The Company’s Deferred Compensation Plan Amended and Restated effective March 1, 2000 (incorporated by reference to Exhibit 10.7.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).
†10	.11*	First Amendment, effective January 1, 2002, to the Deferred Compensation Plan Amended and Restated effective March 1, 2000 (incorporated by reference to Exhibit 10.7.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001).
†10	.12*	Second Amendment to the Company’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
†10	.13*	Third Amendment to Company’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Forms 10-Q and 10-Q/ A for the period ended June 30, 2003)
†10	.14*	1987 Stock Option Plan, as Amended and Restated on May 15, 1989 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1989).
†10	.15*	First Amendment to the 1987 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10.11.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1997).
†10	.16*	Second Amendment to the 1987 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10.11.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1997).
†10	.17*	Third Amendment to the 1987 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10.11.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1997).
†10	.18*	Fourth Amendment to the 1987 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10.11.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).
†10	.19*	Amended and Restated Stock Option Financing Plan (incorporated by reference to Exhibit 10.12 to Post- Effective Amendment No. 2 to the Company’s registration statement on Form S-8 (File No. 33-9231) filed with the SEC on December 20, 1988).
†10	.20*	Third Amendment to the Company’s Stock Option Financing Plan (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
†10	.21*	1991 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 1992).

Exhibit
No.		Description

†10	.22*	First Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993).
†10	.23*	Second Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993).
†10	.24*	Third Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993).
†10	.25*	Fourth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993).
†10	.26*	Fifth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1995).
†10	.27*	Sixth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.20.6 to the Company’s Annual Report on Form 10-Q for the quarter ended November 30, 1997).
†10	.28*	Seventh Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.20.7 to the Company’s Annual Report on Form 10-Q for the quarter ended November 30, 1997).
†10	.29*	Eighth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.20.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).
†10	.30*	Amendment Number Nine to the Company’s 1991 Stock Option Plan (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
†10	.31*	1992 Stock Option Plan dated as of December 22, 1992 (incorporated by reference to Exhibit 10.19.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1993).
†10	.32*	First Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1997).
†10	.33*	Second Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1997).
†10	.34*	Third Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).
†10	.35*	Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1996).
†10	.36*	First Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1996).
†10	.37*	Second Amendment to the Amended and Restated 1993 Stock Option Plan. (incorporated by reference to Exhibit 10.22.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1997).
†10	.38*	Third Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998).
†10	.39*	Fourth Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).
†10	.40*	Fifth Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1998).
†10	.41	Sixth Amendment to the Amended and Restated 1993 Stock Option Plan, dated as of June 19, 2001.
†10	.42*	Amendment Number Seven to the Company’s 1993 Stock Option Plan (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
No.		Description

†10	.43	2000 Equity Incentive Plan of the Company, as Amended and Restated on November 12, 2003.
†10	.44	Appendix I to the 2000 Equity Incentive Plan of the Company.
†10	.45*	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1998).
†10	.46*	First Amendment, effective January 1, 1999, to the Company’s Supplemental Executive Retirement Plan 1998 Amendment and Restatement (incorporated by reference to Exhibit 10.23.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1999).
†10	.47*	Second Amendment, effective as of June 30, 1999, to the Company’s Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1999).
†10	.48*	Third Amendment, effective January 1, 2002, to the Company’s Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001).
†10	.49*	Fourth Amendment to the Company’s Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
†10	.50*	Amended and Restated Split-Dollar Life Insurance Agreement (incorporated by reference to Exhibit 10.24.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).
†10	.51*	Split-Dollar Collateral Assignment (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1994).
†10	.52*	Amendment Number 2002-1 to the Company’s Split-Dollar Life Insurance Agreement as Amended and Restated and Split Dollar Collateral Assignments (incorporated by reference to Exhibit 10.61 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
†10	.53*	Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1996).
†10	.54*	First Amendment to the Company’s Annual Incentive Plan (incorporated by reference to Exhibit 10.26.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001).
†10	.55	Second Amendment to the Company’s Annual Incentive Plan.
†10	.56*	Third Amendment to the Company’s Annual Incentive Plan (incorporated by reference to Exhibit 10.76 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
†10	.57*	The Company’s Change in Control Severance Plan as Amended and Restated on September 11, 2000 (incorporated by reference to Exhibit 10.27.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2000).
†10	.58	Amendment No. 1 to the Company’s Change in Control Severance Plan, as Amended and Restated on September 11, 2000, dated December 3, 2003.
†10	.59*	Form of Director Emeritus Agreement (incorporated by reference to Exhibit 10.28.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001).
†10	.60*	Form of Restricted Stock Award Agreement with non-employee directors dated as of June 1, 1999 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001).
†10	.61*	Form of Amendment Number One, dated September 20, 2001, to the Restricted Stock Award Agreement with non-employee directors dated as of June 1, 1999 (incorporated by reference to Exhibit 10.29.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001).

Exhibit
No.		Description

†10	.62*	Form of Restricted Stock Award Agreement with non-employee directors dated as of March 1, 2000 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001).
†10	.63*	Form of Amendment Number One, dated September 20, 2001, to the Restricted Stock Award Agreement with non-employee directors dated as of March 1, 2000 (incorporated by reference to Exhibit 10.30.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001).
†10	.64*	Form of Restricted Stock Award Agreement with non-employee directors dated as of March 1, 2001 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2001).
†10	.65*	The Company’s Managing Director Incentive Plan effective March 1, 2001 (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the transition period from March 1, 2001 to December 31, 2001).
†10	.66*	Summary of financial counseling program of the Company (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the transition period from March 1, 2001 to December 31, 2001).
†10	.67	Company’s 1999 Employee Stock Purchase Plan effective as of October 1, 1999.
†10	.68*	Amendment One to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
†10	.69*	Second Amendment to the Company’s Global Stock Plan (incorporated by reference to Exhibit 4.1.2 to the Company’s Registration Statement on Form S-8, dated August 5, 2003).
†10	.70	Appendix I to Company’s Global Stock Plan: UK Sharesave Scheme.
†10	.71	Company Selected Employee Deferred Compensation Plan, Master Plan Document, dated December 23, 2003.
†10	.72	Company ERISA Nonqualified Pension Plan, Master Plan Document, dated as of August 12, 2003.
†10	.73	Company 2003 Non-Employee Directors’ Fee Plan, dated as of January 1, 2004.
†10	.74	Company 2004 Equity Deferral Program, dated as of January 1, 2004.
10	.75*	Revolving Credit Agreement, dated as of December 17, 2001, by and among CHL and Bank Of America, N.A., as Managing Administrative Agent, Bank of America, N.A. and JP Morgan Chase Bank, as the Administrative Agents, The Bank Of New York, as the Documentation Agent, Bank One, N.A. and Deutsche Bank AG, as the Co-Syndication Agents, the lenders party thereto and Banc of America Securities LLC and JP Morgan Securities, Inc., as Co-Arrangers (incorporated by reference to Exhibit 10.8.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001).
10	.76*	First Amendment to Credit Agreement, dated as of September 30, 2002, by and among CHL, the Lenders thereto, Bank of America, N.A. as the Managing Administrative Agent and as a co-administrative agent and JP Morgan Chase Bank as a co-administrative agent (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10	.77*	Second Amendment to Revolving Credit Agreement, dated as of December 16, 2002, by and among CHL, the Lenders thereto and Bank of America, N.A. as the Managing Administrative Agent (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10	.78*	Third Amendment to Credit Agreement, dated as of June 13, 2003, by and among CHL, the Lenders thereto, Bank of America, N.A. as the Managing Administrative Agent and the co-administrative agent and JPMorgan Chase Bank as co-administrative agent (incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).
10.79		Fourth Amendment to Credit Agreement, dated as of December 15, 2003, by and among CHL, the Lenders thereto, Bank of America, N.A. as the Managing Administrative Agent and the co-administrative agent and JPMorgan Chase Bank as co-administrative agent.

Exhibit
No.		Description

10	.80*	Amended and Restated Credit Agreement as of the 27th day of February, 2002 by and among CHL, Royal Bank of Canada, Lloyds TSB Bank PLC, Credit Lyonnais New York Branch, Commerzbank AG New York Branch, and the Lenders Party thereto (incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the transition period from March 1, 2001 to December 31, 2001).
10	.81*	First Amendment to Credit Agreement, dated as of June 14, 2002, by and among CHL, the Lenders party thereto, and the Royal Bank of Canada, as the Lead Administrative Agent for the Lenders. (incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10	.82*	Second Amendment to Credit Agreement, dated as of September 30, 2002, by and among CHL, the Lenders thereto and Royal Bank of Canada as lead administrative agent (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10	.83*	Third Amendment to Credit Agreement, dated as of June 13, 2003, by and among CHL, the Lenders thereto and Royal Bank of Canada, as lead administrative agent (incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).
12.1		Computation of the Ratio of Earnings to Fixed Charges.
21		List of subsidiaries.
23		Consent of Grant Thornton LLP.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference

†	Constitutes a management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K

On October 10, 2003, the Company furnished a report on Form 8-K announcing revised earnings guidance for 2003.

On October 14, 2003, the Company furnished a report on Form 8-K announcing information regarding its operational statistics for the month ended September 30, 2003.

On October 23, 2003, the Company furnished a report on Form 8-K announcing information regarding its operations and financial condition for the quarter ended September 30, 2003.

On November 10, 2003, the Company furnished a report on Form 8-K announcing information regarding its operational statistics for the month ended October 31, 2003.

On December 8, 2003, the Company furnished a report on Form 8-K announcing information regarding its operational statistics for the month ended November 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTRYWIDE FINANCIAL CORPORATION

By:	/s/ ANGELO R. MOZILO

Angelo R. Mozilo,
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: March 10, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ANGELO R. MOZILO Angelo R. Mozilo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 10, 2004

/s/ STANFORD L. KURLAND Stanford L. Kurland	President, Chief Operating Officer and Director	March 10, 2004

/s/ THOMAS K. MCLAUGHLIN Thomas K. McLaughlin	Executive Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2004

/s/ HENRY G. CISNEROS Henry G. Cisneros	Director	March 10, 2004

/s/ JEFFREY M. CUNNINGHAM Jeffrey M. Cunningham	Director	March 10, 2004

/s/ ROBERT J. DONATO Robert J. Donato	Director	March 10, 2004

/s/ MICHAEL E. DOUGHERTY Michael E. Dougherty	Director	March 10, 2004

/s/ BEN M. ENIS Ben M. Enis	Director	March 10, 2004

/s/ EDWIN HELLER Edwin Heller	Director	March 10, 2004

Signatures	Title	Date

/s/ GWENDOLYN STEWART KING Gwendolyn Stewart King	Director	March 10, 2004

/s/ MARTIN R. MELONE Martin R. Melone	Director	March 10, 2004

/s/ KEITH P. RUSSELL Keith P. Russell	Director	March 10, 2004

/s/ OSCAR P. ROBERTSON Oscar P. Robertson	Director	March 10, 2004

/s/ HARLEY W. SNYDER Harley W. Snyder	Director	March 10, 2004

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

For Inclusion in Form 10-K

Annual Report Filed with
Securities and Exchange Commission

December 31, 2003

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2003

      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

Countrywide Financial Corporation

      We have audited the accompanying consolidated balance sheets of Countrywide Financial Corporation and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of earnings, common shareholders’ equity, cash flows and comprehensive income for the years ended December 31, 2003 and 2002, and the ten month period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Countrywide Financial Corporation and Subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2003 and 2002, and the ten month period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      We have also audited Schedules I and II for the years ended December 31, 2003 and 2002, and the ten month period ended December 31, 2001. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information therein.

GRANT THORNTON LLP

/s/GRANT THORNTON LLP

Los Angeles, California

February 27, 2004

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	December 31,

	2003	2002

ASSETS
Cash	$633,467	$613,280
Mortgage loans and mortgage-backed securities held for sale	24,103,625	15,042,072
Trading securities owned, at market value	6,806,368	5,983,841
Trading securities pledged as collateral, at market value	4,118,012	2,708,879
Securities purchased under agreements to resell	10,348,102	5,997,368
Loans held for investment, net	26,368,055	6,070,426
Investments in other financial instruments	12,952,095	10,901,915
Mortgage servicing rights, net	6,863,625	5,384,933
Property, equipment and leasehold improvements, net	755,276	576,688
Other assets	5,001,168	4,751,381

Total assets	$97,949,793	$58,030,783

Borrower and investor custodial accounts	$14,426,868	$16,859,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$38,920,581	$19,293,788
Securities sold under agreements to repurchase	32,013,412	22,634,839
Deposit liabilities	9,327,671	3,114,271
Accounts payable and accrued liabilities	6,248,624	5,342,442
Income taxes payable	2,354,789	1,984,310

Total liabilities	88,865,077	52,369,650
Commitments and contingencies	—	—
Company-obligated mandatorily redeemable capital trust pass-through securities of subsidiary trusts holding solely Company guaranteed related subordinated debt	1,000,000	500,000
Shareholders’ equity
Preferred stock — authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock — authorized, 500,000,000 shares of $0.05 par value; issued and outstanding, 184,490,593 and 168,751,111 shares at December 31, 2003 and 2002, respectively	9,225	6,330
Additional paid-in capital	2,307,531	1,657,144
Accumulated other comprehensive income	164,526	186,799
Retained earnings	5,603,434	3,310,860

Total shareholders’ equity	8,084,716	5,161,133

Total liabilities and shareholders’ equity	$97,949,793	$58,030,783

Borrower and investor custodial accounts	$14,426,868	$16,859,667

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended December 31, 2003 and 2002
and the Ten Months Ended December 31, 2001

	Years Ended December 31,
			Ten Months Ended
	2003	2002	December 31, 2001

	(Dollar amounts in thousands, except per share data)
Revenues
Gain on sale of loans and securities	$5,890,325	$3,471,218	$1,601,990
Interest income	3,342,200	2,253,296	1,806,596
Interest expense	(1,940,207)	(1,461,066)	(1,474,719)

Net interest income	1,401,993	792,230	331,877
Loan servicing fees and other income from retained interests	2,804,338	2,028,922	1,367,381
Amortization of mortgage servicing rights	(2,069,246)	(1,267,249)	(805,533)
Impairment of retained interests	(1,432,965)	(3,415,311)	(1,472,987)
Servicing hedge gains	234,823	1,787,886	908,993

Net loan servicing fees and other income from retained interests	(463,050)	(865,752)	(2,146)
Net insurance premiums earned	732,816	561,681	316,432
Commissions and other revenue	464,762	358,855	248,506

Total revenues	8,026,846	4,318,232	2,496,659
Expenses
Compensation expenses	2,583,763	1,771,287	968,232
Occupancy and other office expenses	586,648	447,723	291,571
Insurance claims expenses	360,046	277,614	134,819
Other operating expenses	650,617	478,585	313,418

Total expenses	4,181,074	2,975,209	1,708,040

Earnings before income taxes	3,845,772	1,343,023	788,619
Provision for income taxes	1,472,822	501,244	302,613

NET EARNINGS	$2,372,950	$841,779	$486,006

Earnings per share
Basic	$13.33	$5.06	$3.03
Diluted	$12.47	$4.87	$2.92

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003 and 2002
and the Ten Months Ended December 31, 2001

				Accumulated
			Additional	Other
	Number of	Common	Paid-in-	Comprehensive	Retained
	Shares	Stock	Capital	Income (Loss)	Earnings	Total

	(Dollar amounts in thousands)
Balance at February 28, 2001	117,732,249	$5,887	$1,307,679	$173,249	$2,072,449	$3,559,264
Cash dividends paid — $0.30 per common share	—	—	—	—	(33,268)	(33,268)
Stock options exercised	1,336,336	66	30,079	—	—	30,145
Tax benefit of stock options exercised	—	—	8,769	—	—	8,769
Contribution of common stock to defined contribution employee savings plan	191,007	10	8,675	—	—	8,685
Issuance of common stock	3,445,940	172	151,651	—	—	151,823
Other comprehensive loss, net of tax	—	—	—	(123,782)	—	(123,782)
Net earnings for the ten-month period	—	—	—	—	486,006	486,006

Balance at December 31, 2001	122,705,532	6,135	1,506,853	49,467	2,525,187	4,087,642
Cash dividends paid — $0.46 per common share	—	—	—	—	(56,106)	(56,106)
Stock options exercised	2,893,492	147	80,231	—	—	80,378
Tax benefit of stock options exercised	—	—	21,999	—	—	21,999
Contribution of common stock to defined contribution employee savings plan	324,837	16	14,612	—	—	14,628
Issuance of common stock	639,472	32	33,449	—	—	33,481
Other comprehensive income, net of tax	—	—	—	137,332	—	137,332
Net earnings for the year	—	—	—	—	841,779	841,779

Balance at December 31, 2002	126,563,333	6,330	1,657,144	186,799	3,310,860	5,161,133
Cash dividends paid — $0.59 per common share	—	—	—	—	(80,376)	(80,376)
Stock options exercised	5,562,507	277	175,769	—	—	176,046
Tax benefit of stock options exercised	—	—	88,031	—	—	88,031
Contribution of common stock to defined contribution employee savings plan	338,795	17	20,998	—	—	21,015
Issuance of common stock	5,959,123	298	367,892	—	—	368,190
4 for 3 stock split, December 18, 2003	46,066,835	2,303	(2,303)	—	—	—
Other comprehensive loss, net of tax	—	—	—	(22,273)	—	(22,273)
Net earnings for the year	—	—	—	—	2,372,950	2,372,950

Balance at December 31, 2003	184,490,593	$9,225	$2,307,531	$164,526	$5,603,434	$8,084,716

The accompanying notes are an integral part of this statement.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003 and 2002
and the Ten months Ended December 31, 2001

	Years Ended December 31,
			Ten Months Ended
	2003	2002	December 31, 2001

	(Dollar amounts in thousands)
Cash flows from operating activities:
Net earnings	$2,372,950	$841,779	$486,006
Adjustments to reconcile net earnings to net cash used by operating activities:
Gain on sale of available-for-sale securities	(132,296)	(464,669)	(266,246)
Amortization and impairment of retained interests	3,502,211	4,682,560	2,278,520
Contribution of common stock to 401(k) Plan	21,015	14,628	8,685
Depreciation and other amortization	110,082	56,114	44,378
Deferred income taxes payable	471,860	109,064	302,305
Origination and purchase of loans held for sale	(406,775,069)	(251,900,626)	(123,968,784)
Sale and principal repayments of loans	397,713,516	247,463,263	115,328,093

Increase in mortgage loans and mortgage-backed securities held for sale	(9,061,553)	(4,437,363)	(8,640,691)
Decrease in other financial instruments	6,986,590	1,011,222	1,187,083
Increase in trading securities	(2,231,660)	(2,750,728)	(1,891,910)
Increase in securities purchased under agreements to resell	(4,350,734)	(1,678,248)	(1,209,564)
Increase in other assets	(165,671)	(2,161,509)	(548,197)
Increase in accounts payable and accrued liabilities	906,182	1,311,869	1,665,330

Net cash used by operating activities	(1,571,024)	(3,465,281)	(6,584,301)

Cash flows from investing activities:
Additions to mortgage servicing rights, net	(6,138,569)	(4,436,328)	(2,395,939)
Additions to available-for-sale securities	(10,862,056)	(18,555,706)	(3,044,425)
Proceeds from sale of available-for-sale securities	2,036,188	10,772,705	2,514,241
Proceeds from sale of securitized mortgage servicing rights	1,043,437	566,603	—
Additions in loans held for investment	(20,297,629)	(2,619,614)	(2,014,225)
Purchase of property, equipment and leasehold improvements, net	(260,639)	(170,833)	(95,806)

Net cash used by investing activities	(34,479,268)	(14,443,173)	(5,036,154)

Cash flows from financing activities:
Net increase in short-term borrowings	25,935,778	12,470,610	7,108,609
Issuance of long-term debt	2,402,650	6,056,103	7,000,800
Repayment of long-term debt	(5,220,209)	(3,896,937)	(3,037,551)
Proceeds from long-term FHLB Advances	5,800,000	900,000	75,000
Repayment of long-term FHLB Advances	(25,000)	—	—
Issuance of Company-obligated mandatorily redeemable capital pass-through securities	500,000	—	—
Net increase in deposit liabilities	6,213,400	2,438,791	675,480
Issuance of common stock	544,236	113,859	190,653
Payment of dividends	(80,376)	(56,106)	(33,268)

Net cash provided by financing activities	36,070,479	18,026,320	11,979,723

Net increase in cash	20,187	117,866	359,268
Cash at beginning of period	613,280	495,414	136,146

Cash at end of period	$633,467	$613,280	$495,414

Supplemental cash flow information:
Cash used to pay interest	$1,685,721	$1,359,582	$1,469,819
Cash used to pay income taxes	$985,959	$391,963	$5,215
Non-cash investing and financing activities:
Unrealized (loss) gain on available-for-sale securities, net of tax	$(22,273)	$137,332	$(123,782)
Contribution of common stock to 401(k) plan	$21,015	$14,628	$8,685
Securitization of mortgage servicing rights	$1,263,890	$595,237	$—

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2003 and 2002
and the Ten Months Ended December 31, 2001

	Years Ended December 31,
			Ten Months Ended
	2003	2002	December 31, 2001

	(Dollar amounts in thousands)
NET EARNINGS	$2,372,950	$841,779	$486,006
Other comprehensive income, net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding (losses) gains arising during the period, before tax	(90,554)	588,543	(81,066)
Income tax benefit (expense)	33,380	(220,900)	30,464

Unrealized holding (losses) gains arising during the period, net of tax	(57,174)	367,643	(50,602)
Less: reclassification adjustment for (gains) losses included in net earnings, before tax	55,277	(368,694)	(117,238)
Income tax benefit (expense)	(20,376)	138,383	44,058

Reclassification adjustment for (gains) losses included in net earnings, net of tax	34,901	(230,311)	(73,180)

Other comprehensive income (loss)	(22,273)	137,332	(123,782)

COMPREHENSIVE INCOME	$2,350,677	$979,111	$362,224

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization

      Countrywide Financial Corporation (the “Company”), previously Countrywide Credit Industries, Inc., is a holding company which, through its principal subsidiary, Countrywide Home Loans, Inc. (“CHL”) and other subsidiaries, is engaged primarily in the U.S. residential mortgage banking business, as well as other businesses that are generally tied to the U.S. residential mortgage market. In addition to residential mortgage banking, the Company’s business activities fall into the following general categories: securities dealer, retail banking and mortgage warehouse lending, insurance underwriting and agency, and international mortgage loan processing and sub-servicing.

Note 2 —	Summary of Significant Accounting Policies

      A summary of the Company’s significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Change in Fiscal Year

      Effective January 1, 2001, the Company changed its fiscal year end from February 28 to December 31. As a result of the change, the Company’s Consolidated Statement of Earnings, Consolidated Statement of Common Shareholders’ Equity, Consolidated Statement of Cash Flows and Consolidated Statement of Comprehensive Income for the period ended December 31, 2001 consist of the ten-month period March 1, 2001 through December 31, 2001. Summary comparative data for the ten-month period ended December 31, 2000 is presented in Note 4.

Use of Estimates

      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      For operating entities, the consolidated financial statements include the accounts of Countrywide Financial Corporation and all majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Minority interests in the Company’s majority-owned subsidiaries are included in “accounts payable and accrued liabilities” on the Company’s balance sheets and the minority interest in the Company’s earnings are charged to “other operating expenses,” net of applicable income taxes. The Company has whole or majority ownership of all of its subsidiaries, and therefore has no equity method or cost-basis investees.

      Countrywide has formed special purpose entities for the purpose of facilitating the sale of its loans. The beneficial interests in these entities are held by third-parties. The structure of these entities limits their activities to holding the transferred assets and transferring cash collected to the entities’ beneficial interest holders. These special purpose entities meet the definition of QSPEs as detailed in SFAS 140 and the accounts of these QSPEs are not included in the consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial Statement Reclassifications

      Certain amounts reflected in the Consolidated Financial Statements for the year ended December 31, 2002 and the ten-month period ended December 31, 2001 have been reclassified to conform to the presentation for the year ended December 31, 2003.

      Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” requires that certain nonrefundable fees and the related incremental direct costs associated with originating loans be deferred when incurred. How these deferred amounts are recognized in income is based on whether the loans are held for investment or are held for sale.

      Net deferred amounts relating to loans held for investment generally are recognized over the life of the loan using the interest method of amortization. In the case of mortgage loans held for sale, the deferred costs are recognized when the loan is sold. These deferred amounts have been classified as a component of the gain on the sale of the loans in this period and previously reported amounts have been reclassified to agree with the current presentation. This reclassification had no impact on reported earnings in the current period or in any prior period. The deferral of origination expenses had the following effect on operating expenses for the periods presented:

	Years Ended December 31,
			Ten Months Ended
	2003	2002	December 31, 2001

	(Dollar amounts in thousands)
Total operating expenses	$4,651,178	$3,214,121	$1,862,862
Deferral of origination expenses	(470,104)	(238,912)	(154,822)

Total expenses, net	$4,181,074	$2,975,209	$1,708,040

      In the fourth quarter of 2003, the Company consummated a 4-for-3 stock split effected as a stock dividend. All references in the accompanying consolidated balance sheet, consolidated statements of earnings and notes to consolidated financial statements to the number of common shares and earnings per share amounts have been restated accordingly.

     Derivative Financial Instruments

      The Company utilizes derivative financial instruments extensively in connection with its interest rate risk management activities. In addition, the Company uses derivatives to manage the foreign currency risk related to its foreign currency denominated indebtedness. (See Note 10 for further discussion.)

      On March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments And Hedging Activities,” and Statement of Financial Accounting Standards No. 138, “Accounting For Certain Derivative Instruments And Certain Hedging Activities — An Amendment of FASB Statement No. 133” (collectively, “SFAS 133”). Under SFAS 133, all derivative financial instruments are recognized on the balance sheet at fair value.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At the date of adoption, the Company recorded certain transition adjustments as required by SFAS 133. There was no impact on net earnings because of the transition adjustments. However, the transition adjustments had the following impact on the Company’s balance sheet (in millions):

Decrease in fair value of derivatives classified as assets	$(93.7)
Increase in fair value of derivatives classified as liabilities	$(107.2)
Decrease in book value of indebtedness	$107.2
Increase in book value of MSRs	$81.7
Increase in book value of mortgage inventory and other assets	$12.0

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

      The Company discontinues hedge accounting when (1) it determines that a derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) a derivative instrument expires or is sold, terminated, or exercised; or (3) a derivative instrument is de-designated as a hedge instrument. When hedge accounting is discontinued, the derivative instrument continues to be carried on the balance sheet at its fair value. However, the carrying value of the previously hedged asset or liability is no longer adjusted for changes in fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative instrument continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized in current period earnings. When hedge accounting is discontinued because the hedging instrument is sold or terminated, the amount reported in other comprehensive income to the date of sale or termination is reported in other comprehensive income until the forecasted transaction impacts earnings. In all situations in which hedge accounting is discontinued, the derivative instrument is carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Sales, Securitizations and Servicing of Financial Instruments

      The Company securitizes substantially all of the mortgage loans it produces, and sells those securities on a regular basis in the secondary mortgage market. By-products of those securitizations are certain retained interests, including mortgage servicing rights (“MSRs”), interest-only securities, principal-only securities, and residual securities, which the Company generally holds as long-term investments. (See Note 9 for a description of MSRs.)

      When the Company securitizes mortgage loans, it allocates the acquisition cost of the mortgage loans between the security sold and the retained interests, based on their relative fair values. The reported gain is the difference between the cash proceeds from the sale of the security or loan and its allocated cost. The cost allocated to the retained interests is classified accordingly on the balance sheet.

      Once recorded, retained interests are periodically evaluated for impairment. Impairment occurs when the current fair value of the retained interest is less than its carrying value.

      If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. For purposes of performing its MSR impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type (fixed-rate or adjustable-rate) and note rate. Fixed-rate loans are stratified into note rate pools of fifty basis points for note rates between 6% and 10% and single pools for note rates above 10% and below 6%. Management periodically reviews the various impairment strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover. When management deems recovery of the value to be unlikely in the foreseeable future, a permanent impairment write-down of the underlying MSRs to its estimated recoverable value is charged to the valuation allowance. MSRs cannot be carried above their amortized cost.

      Impairment of other retained interests is recognized as a reduction to shareholders’ equity (net of tax). If the impairment is deemed to be other than temporary, it is recognized in current-period earnings. Once permanently impaired, subsequent increases in the value of other retained interests are recognized in earnings over the estimated remaining life of the investment through a higher effective yield.

      Other retained interests are classified as available-for-sale securities and are carried at estimated fair value in the consolidated balance sheets.

      See Note 9 for further discussion concerning the valuation of MSRs and other retained interests.

Loans

Mortgage Loans and Mortgage-Backed Securities (“MBS”) Held for Sale

      Mortgage Loans Held for Sale are recorded at the principal amount outstanding net of deferred origination costs and fees and any premiums or discounts. Loan origination fees, as well as discount points and

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incremental direct origination costs, are initially recorded as an adjustment of the cost of the loan and are reflected in earnings when the loan is sold.

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

Loans Held for Investment

      Loans held for investment are carried at amortized cost reduced by a valuation allowance for credit losses inherent in the portfolio as of the balance sheet date. A loan’s cost includes its unpaid principal balance along with unearned income comprised of fees charged to borrowers offset by incremental direct origination costs for loans originated by the Company or any premiums or discounts paid for loans purchased. Unearned income is amortized over the loan’s contractual life. For revolving lines of credit, unearned income is amortized using the straight-line method. For other loans, unearned income is amortized using the interest method of accounting.

      The allowance for loan losses is a valuation allowance established to provide for probable credit losses inherent in the portfolio of loans held for investment as of the balance sheet date. The Company estimates the level of its allowance for loan losses based on observed delinquency, default and loss experience, current portfolio delinquency and the results of the Company’s ongoing quality control and compliance monitoring activities.

Interest Income Recognition

      Interest income is accrued as earned. Loans are placed on nonaccrual status when any portion of principal or interest is ninety days past due, or earlier when concern exists as to the ultimate collectibility of principal or interest. When a loan is placed on nonaccrual status the accrued and unpaid interest is reversed and the loan is accounted for on the cash basis. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Trading Securities

      Trading securities consist of mortgage securities purchased by the Company’s broker-dealer subsidiary. These securities, along with associated derivative instruments used to manage price risk, are recorded at fair value on a trade date basis, and gains and losses, both realized and unrealized, are included in Gain on Sale of Loans and Securities in the statement of earnings.

Investments in Other Financial Instruments

      Investments in Other Financial Instruments include mortgage-backed and government agency securities, securitized excess servicing fees, derivative hedging instruments, and certain interests retained in securitization. The Company carries all of these assets at their estimated fair values. How the changes in fair value of the securities are recognized is dependent on how the Company has classified the respective assets:

•	Securitized excess service fees have been classified as trading securities; therefore, changes in the fair value of securitized excess servicing fees are recognized in current period earnings;

•	All other securities have been classified as available-for-sale securities; therefore, unrealized gains or losses, net of deferred income taxes, are excluded from earnings and reported as accumulated other comprehensive income, which is a separate component of shareholders’ equity. Realized gains and losses on sales of these assets are computed by the specific identification method at the time of

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disposition and are recorded in earnings. Unrealized losses that are other than temporary are recognized in earnings in the period that the other-than temporary impairment is identified.

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

      Certain of the Company’s securities lending arrangements include master netting agreements whereby the counterparties are entitled and intend to settle their positions “net.” Where such arrangements are in place, the Company includes the net asset or liability in its balance sheet. At December 31, 2003, $12.6 billion of borrowings were offset against securities purchased under agreements to resell under master netting arrangements.

Deferred Acquisition Costs

      The Company’s insurance carrier subsidiary, Balboa Life and Casualty (“Balboa”), incurs acquisition costs which vary with and are directly related to acquisition of new insurance policies, consisting primarily of commissions, premium taxes, and certain other underwriting costs. These costs are deferred and amortized as the related premiums are earned. Deferred acquisition costs are limited to amounts estimated to be recoverable from the related premiums and anticipated investment income less anticipated losses, loss adjustment expenses, and policy maintenance expenses. Deferred acquisition costs totaling $82.2 million and $100.2 million were included in other assets at December 31, 2003 and 2002, respectively. Amortization of policy acquisition costs totaling $184.2 million, $98.8 million and $42.0 million were included in other operating expenses for the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001, respectively.

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

      For mortgage reinsurance, the liability for insured losses is accrued in proportion to the amount of revenue recognized based on management’s assessment of the ultimate liability to be paid over the current and expected renewal period of the contracts. The remaining liability to be paid, along with reinsurance revenues to be earned are estimated based on the Company’s historical experience of defaults, losses and prepayments.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collateral

      The Company reports assets it has pledged as collateral in secured borrowing and other arrangements when the secured party cannot sell or repledge the assets or the Company can substitute collateral or otherwise redeem it on short notice. The Company generally does not report assets received as collateral in secured lending and other arrangements since the debtor typically has the right to redeem the collateral on short notice.

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

Capitalized Software Costs

      Internal software development costs are capitalized to the extent of external direct costs of materials and services consumed in developing or obtaining internal-use computer software and, salary costs relating to employees’ time spent on the software project during the application development stage. Internally-developed software is amortized over six to ten years using the straight-line method.

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

Insurance Premiums

      Property and casualty and credit life and disability premiums are earned over the term of the policies on a pro-rata basis for all policies except for lender-placed insurance and Guaranteed Auto Protection (“GAP”), which provides coverage for leased automobiles’ residual value. For lender-placed insurance, earnings are “slowed,” or earned later in the life of the policy, due to high cancellation rates experienced early in the life of the policy. For GAP insurance, revenue recognition is correlated to the exposure and accelerated over the life of the contract. Premiums applicable to the unexpired term of policies in-force are recorded as unearned premiums. Mortgage reinsurance premiums are recognized as earned over the life of the policy.

Stock-Based Compensation

      The Company generally grants stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company recognizes compensation expense related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the estimated fair value of the options granted been included in compensation expense, the Company’s net earnings and earnings per share would have been as follows:

	Years Ended December 31,
			Ten Months Ended
	2003	2002	December 31, 2001

	(Dollar amounts in thousands
	except per share data)
Net Earnings
As reported	$2,372,950	$841,779	$486,006
Deduct: Stock based employee compensation, net of taxes	$28,186	$25,930	$23,305
Pro forma	$2,344,764	$815,849	$462,701
Basic Earnings Per Share
As reported	$13.33	$5.06	$3.03
Pro forma	$13.17	$4.91	$2.88
Diluted Earnings Per Share
As reported	$12.47	$4.87	$2.92
Pro forma	$12.32	$4.72	$2.78

      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model that has been modified to consider cash dividends to be paid. To determine periodic compensation expense for purposes of this pro forma disclosure, the fair value of each option grant is amortized over the options’ vesting period. The weighted-average assumptions used to value the option grants and the resulting average estimated values were as follows:

	Years Ended
	December 31,
			Ten Months Ended
	2003	2002	December 31, 2001

Weighted Average Assumptions:
Dividend yield	0.8%	1.0%	0.7%
Expected volatility	33%	33%	29%
Risk-free interest rate	2.3%	3.8%	4.9%
Annual expected life (in years)	4.4	4.2	5.0
Fair value of options	$13.40	$9.32	$9.76

Income Taxes

      The Company utilizes an asset and liability approach in its accounting for income taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities.

Borrower and Investor Custodial Accounts

      The Company holds, as custodian, funds collected from borrowers whose loans it services. These funds include loan payments pending remittance to investors and funds collected from borrowers to ensure timely payment of hazard and primary mortgage insurance and property taxes related to the properties securing the loans. These funds are not owned by the Company. These funds are held in trust and are shown on the Statement of Financial Condition for disclosure purposes only. As of December 31, 2003, $5.9 billion of the borrower and investor custodial accounts were placed as deposits in Treasury Bank and are included in bank deposit liabilities.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140 (“SFAS 140”), “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which replaces SFAS No. 125 (of the same title). SFAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some additional disclosures relating to securitization transactions and collateral, but it carries over most of SFAS 125’s provisions. The collateral and disclosure provisions of SFAS 140 were included in the February 28, 2001 financial statements. All other provisions of this Statement were adopted on April 1, 2001, as required by the statement. The adoption of this statement did not have a material impact on the Company’s financial statements.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

      SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, provides specific guidance on how to identify the accounting acquirer in a business combination, provides specific criteria for recognizing intangible assets apart from goodwill and requires additional financial statement disclosures regarding business combinations. SFAS 141 will impact the Company’s accounting for any business combinations it may enter into in the future. However, SFAS 141’s adoption did not have an impact on the Company’s present financial condition or results of operations.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      FIN 45 is effective for new guarantees issued or modification of guarantees made after December 31, 2002. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45’s measurement requirements did not have a significant impact on Countrywide’s financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 was amended in December 2003. FIN 46 requires business enterprises to consolidate variable interest entities which have one or more of the following characteristics:

1. The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties.

2. The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

a. The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights

b. The obligation to absorb the expected losses of the entity if they occur

c. The right to receive expected residual returns of the entity if they occur.

      As discussed in Note 18 — Company-Obligated Capital Securities of Subsidiary Trusts, the Company has issued trust-preferred securities. Based on guidance related to FIN 46, the Company will cease consolidating the subsidiaries which have issued the trust-preferred securities during the quarter ending March 31, 2004. The primary effect of this de-consolidation will be for the Company to re-classify the trust-preferred securities from mezzanine equity to debt. Interest payments relating to the trust-preferred securities are presently charged to interest expense. Therefore, this change will have no effect on the Company’s results of operations.

      FIN 46 excludes qualifying special purpose entities subject to the reporting requirements of SFAS 140. FIN 46 applies upon formation to variable interest entities created after January 31, 2003, and to all variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. At December 31, 2003, Countrywide’s corporate structure included either companies whose accounts were consolidated into the Company’s financial statements or which were classified as qualifying special purpose entities under SFAS 140. Therefore, the adoption of FIN 46 did not have an impact on the Company’s financial statements at December 31, 2003.

      In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“underlying” to conform it to the language used in FIN 45. The adoption of SFAS 149 did not have a material effect on the Company’s financial condition or results of operations.

      In May 2003, the FASB issued Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position. On November 7, 2003, the FASB issued FASB Staff Position 150-3 (“FSP 150-3”) deferring the effective date of SFAS 150 for certain mandatorily redeemable non-controlling interests. SFAS 150 would have required the reclassification of the Company’s trust-preferred securities from mezzanine financing to liabilities. However, the issuance of FSP 150-3 delayed this reclassification pending reconsideration of the issue by the FASB. The adoption of the remainder of SFAS 150 did not have a material effect on the Company’s financial condition or results of operations.

Note 3 —	Earnings Per Share

      Basic earnings per share is determined using net earnings divided by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average shares outstanding, assuming all potential dilutive common shares were issued.

      The following table summarizes the basic and diluted calculations for the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001:

	Years Ended December 31,

							Ten Months Ended
	2003			2002			December 31, 2001

			Per-Share	Net		Per-Share	Net		Per-Share
	Net Earnings	Shares	Amount	Earnings	Shares	Amount	Earnings	Shares	Amount

	(Amounts in thousands, except per share data)
Net earnings	$2,372,950			$841,779			$486,006

Basic EPS
Net earnings	$2,372,950	177,973	$13.33	$841,779	166,320	$5.06	$486,006	160,452	$3.03
Effect of convertible debentures	792	2,603		—	—		—	—
Effect of dilutive stock options	—	9,799		—	6,645		—	5,939

Diluted EPS
Net earnings available to common shareholders	$2,373,742	190,375	$12.47	$841,779	172,965	$4.87	$486,006	166,391	$2.92

      During the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001, options to purchase 1.4 million shares, 1.2 million shares and 1.7 million shares, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

      As more fully discussed in Note 14, the Company has outstanding debentures convertible into common stock of the Company upon the stock reaching certain specified levels, or if the credit ratings of the debentures drops below investment grade. At December 31, 2003, the conditions providing the holders of the debentures the right to convert their securities to shares of common stock during the quarter ending March 31, 2004 had been met; therefore, the effect of conversion of the debentures was included in the Company’s calculation of diluted earnings per share.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Transition Period Comparative Data

      Effective January 1, 2001, the Company changed its fiscal year from February 28 to December 31. Information for the transition period is representative of the ten months beginning March 1, 2001 through December 31, 2001.

      The following table presents certain financial information for the ten-months ended December 31, 2001 and December 31, 2000, respectively:

	Ten Months Ended	Ten Months Ended
	December 31, 2001	December 31, 2000

		(Unaudited)

	(Amounts in thousands,
	except per share data)
Revenues	$2,496,659	$1,530,650
Expenses	1,708,040	1,105,765

Earnings before income taxes	788,619	424,885
Provision for income taxes	302,613	153,200

Net earnings	$486,006	$271,685

Earnings per share:
Basic	$3.03	$1.78
Diluted	$2.92	$1.72
Weighted average common shares outstanding:
Basic	160,452	152,660
Diluted	166,391	157,756

Note 5 — Trading Securities

      Trading securities, which consist of trading securities owned and trading securities pledged as collateral, at December 31, 2003 and 2002 include the following:

	December 31,

	2003	2002

	(Dollar amounts in thousands)
Mortgage pass-through securities:
Fixed-rate	$8,523,439	$6,948,203
Adjustable-rate	476,514	446,770

	8,999,953	7,394,973
Collateralized mortgage obligations	1,362,446	959,881
Agency debt securities	243,790	266,699
U.S. Treasury securities	192,174	20,059
Asset-backed securities	99,774	35,620
Negotiable certificates of deposits	26,243	15,488

	$10,924,380	$8,692,720

      As of December 31, 2003, $10.0 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty has the contractual right to sell or re-pledge $4.1 billion. For

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the year ended December 31, 2003, the Company recorded $26.2 million in gains on trading securities that related to trading securities still held at the reporting date.

Note 6 — Securities Purchased Under Agreements to Resell

      It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or may return collateral pledged when appropriate.

      As of December 31, 2003, the Company had accepted collateral with a fair value of $11.8 billion for which it had the contractual ability to sell or re-pledge. As of December 31, 2003, the Company had re-pledged $10.8 billion of such collateral for financing purposes, of which $1.2 billion related to amounts offset against securities purchased under agreements to resell under master netting arrangements.

      As of December 31, 2002, the Company had accepted collateral with a fair value of $5.9 billion for which it had the contractual ability to sell or re-pledge. As of December 31, 2002, the Company had re-pledged $5.7 billion of such collateral for financing purposes.

Note 7 —	Mortgage Servicing Rights

      The activity in Mortgage Servicing Rights (“MSRs”) for the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001 is as follows:

	Years Ended December 31,
			Ten Months Ended
	2003	2002	December 31, 2001

	(Dollar amounts in thousands)
Mortgage Servicing Rights
Balance at beginning of period	$7,420,946	$7,051,562	$5,876,121
Additions	6,138,569	4,436,328	2,395,939
Securitization of MSRs	(1,263,890)	(621,047)	—
Amortization	(2,069,246)	(1,267,249)	(805,533)
Change in fair value attributable to hedged risk	—	—	(466,397)
SFAS 133 transition adjustment	—	—	81,705
Application of valuation allowance to write down permanently impaired MSRs	(2,161,205)	(2,178,648)	(30,273)

Balance before valuation allowance at end of period	8,065,174	7,420,946	7,051,562

Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	(2,036,013)	(935,480)	(108,373)
Additions	(1,326,741)	(3,304,991)	(857,380)
Application of valuation allowance to securitization of MSRs	—	25,810	—
Application of valuation allowance to write down permanently impaired MSRs	2,161,205	2,178,648	30,273

Balance at end of period	(1,201,549)	(2,036,013)	(935,480)

Mortgage Servicing Rights, net	$6,863,625	$5,384,933	$6,116,082

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated fair value of mortgage servicing rights was $6.9 billion, $5.4 billion and $6.1 billion as of December 31, 2003, 2002 and 2001, respectively. (See Note 9 — “Securitizations” for discussion of the valuation of MSRs.)

      The following table summarizes the Company’s estimate of amortization of its existing MSRs for the five-year period ending December 31, 2008. This projection was developed using the assumptions made by management in its December 31, 2003 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR
Year Ended December 31,	Amortization

(Dollar amounts
in thousands)
2004	$1,530,637
2005	1,283,253
2006	1,048,182
2007	846,493
2008	679,690

Five year total	$5,388,255

Note 8 — Investments in Other Financial Instruments

      Investments in other financial instruments as of December 31, 2003 and 2002 include the following:

	December 31,

	2003	2002

	(Dollar amounts in thousands)
Home equity AAA asset-backed senior securities	$4,622,810	$3,470,858
Securitized excess servicing fees	190,331	—
Servicing hedge instruments:
Derivative instruments	642,019	1,592,550
U.S. Treasury securities	1,148,922	—
Principal-only securities	—	779,125

Total servicing hedge instruments	1,790,941	2,371,675

Debt hedge instruments:
Interest rate and foreign currency swaps	165,891	—
Other interests retained in securitization:
Subprime residual securities	370,912	71,251
Prime home equity residual securities	320,663	437,060
Subprime AAA interest-only securities	310,020	522,985
Prime home equity line of credit transferor’s interest	236,109	233,658
Nonconforming interest-only and principal-only securities	130,300	150,967
Prime home equity interest-only securities	33,309	109,438
Other	56,592	78,241

Total other interests retained in securitizations	1,457,905	1,603,600

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

	(Dollar amounts in thousands)
Insurance and banking investment portfolios:
Mortgage-backed securities	4,440,676	3,204,737
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	283,453	247,470
Other	88	3,575

Investment in other financial instruments	$12,952,095	$10,901,915

      All of the securities listed above are classified as available-for-sale, with the exception of the securitized excess servicing fees.

      At December 31, 2003, the Company had pledged $4.4 billion of home equity-backed securities to secure repurchase agreements, and $546.9 million of mortgage-backed securities to secure Federal Home Loan Bank advances. Amortized cost and fair value of available-for-sale securities as of December 31, 2003 and December 31, 2002 are as follows:

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Dollar amounts in thousands)
Home equity AAA asset-backed senior securities	$4,445,574	$177,236	$—	$4,622,810
Other interests retained in securitization	1,356,420	102,798	(1,313)	1,457,905
Mortgage-backed securities	4,476,600	38,869	(74,793)	4,440,676
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	1,433,436	41,542	(42,603)	1,432,375
Other	86	2	—	88

	$11,712,116	$360,447	$(118,709)	$11,953,854

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Dollar amounts in thousands)
Home equity AAA asset-backed senior securities	$3,366,477	$104,381	$—	$3,470,858
Other interests retained in securitization	1,452,467	151,133	—	1,603,600
Principal-only securities	746,479	34,212	(1,566)	779,125
Mortgage-backed securities	3,179,332	25,414	(9)	3,204,737
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	237,076	10,394	—	247,470
Other	2,267	1,449	(141)	3,575

	$8,984,098	$326,983	$(1,716)	$9,309,365

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, the Company did not hold any securities classified as available-for-sale that had been in a continuous unrealized loss position for more than twelve months.

      Gross gains and losses realized on the sales of available-for-sale securities are as follows:

	Years Ended
	December 31,
			Ten Months Ended
	2003	2002	December 31, 2001

	(Dollar amounts in thousands)
Home equity AAA asset-backed senior securities:
Gross realized gains	$5,740	$155,554	$—
Gross realized losses	—	—	—

Net	5,740	155,554	—

Other interests retained in securitization:
Gross realized gains	27,435	21,556	141
Gross realized losses	(9,227)	(2,244)	(248)

Net	18,208	19,312	(107)

Principal-only securities:
Gross realized gains	99,671	311,324	250,322
Gross realized losses	—	(35,369)	—

Net	99,671	275,955	250,322

Mortgage-backed securities:
Gross realized gains	4,900	4,968	3,365
Gross realized losses	(234)	(269)	(117)

Net	4,666	4,699	3,248

U.S. Treasury securities and obligations of U.S. Government corporations and agencies:
Gross realized gains	2,677	9,705	5,428
Gross realized losses	—	(1,499)	—

Net	2,677	8,206	5,428

Other:
Gross realized gains	1,334	12,942	8,154
Gross realized losses	—	(11,999)	(799)

Net	1,334	943	7,355

Total gains and losses on available-for-sale securities:
Gross realized gains	141,757	516,049	267,410
Gross realized losses	(9,461)	(51,380)	(1,164)

Net	$132,296	$464,669	$266,246

Note 9 — Securitizations

      The Company routinely originates, securitizes and sells mortgage loans into the secondary mortgage market. In general, prime mortgage loan securitizations are structured without recourse to the Company.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, the Company generally has limited recourse on the prime home equity and subprime mortgage loans it securitizes through retention of a subordinated interest or through a corporate guarantee of losses up to a negotiated maximum amount. While the Company generally does not retain credit risk on the prime mortgage loans it securitizes, it does have potential liability under representations and warranties it makes to purchasers and insurers of the loans. At December 31, 2003, the Company had a liability for losses relating to representations and warranties included in other liabilities totaling $90.7 million. The Company recognized gains of $5.5 billion from sales of mortgage loans in securitizations in the year ended December 31, 2003.

      When the Company securitizes mortgage loans it generally retains the MSRs and, depending on the nature of the securitization, may also retain interest-only securities, principal-only securities and subordinated and residual interests.

      MSRs arise from contractual agreements between the Company and investors (or their agents) in MBS and mortgage loans. The value of MSRs is derived from the net positive cash flows associated with the servicing contract. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums, counseling delinquent mortgagors, supervising foreclosures and property dispositions, and generally administering the loans. For performing these functions, the Company receives a servicing fee ranging generally from 0.25% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the mortgagors. In addition, the Company generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees such as late charges, reconveyance charges, and prepayment penalties. In addition, the Company generally has the right to solicit the mortgagors for other products and services, such as second mortgages and insurance, as well as a new first mortgage for those considering refinancing or purchasing a new home.

      Considerable judgment is required to determine the fair values of our retained interests. Unlike government securities and other highly liquid investments, the precise market value of retained interests cannot be readily determined, because these assets are not actively traded in stand-alone markets.

      The Company’s MSR valuation process combines the use of a sophisticated discounted cash flow model, extensive analysis of current market data, and senior financial management oversight to arrive at an estimate of fair value at each balance sheet date. The cash flow assumptions and prepayment assumptions used in the discounted cash flow model are based on the Company’s own empirical data drawn from the historical performance of its MSRs, which management believes are consistent with assumptions used by market participants valuing MSRs. The most critical assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rate (projected LIBOR plus option-adjusted spread). These variables can and generally will change from quarter to quarter as market conditions and projected interest rates change. The Company determines the fairness of its MSR valuation quarterly by comparison to the following market data (as available): MSR trades; MSR broker valuations; prices of interest-only securities, and; peer group MSR valuation surveys.

      For the other retained interests, the Company also estimates fair value through the use of discounted cash flow models. The key assumptions used in the valuation of its other retained interests include mortgage prepayment speeds, discount rates, and for residual interests containing credit risk, the net lifetime credit losses. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk Management” section of this document for further discussion of credit risk). The Company has incorporated cash flow and prepayment assumptions based on its own empirical data drawn from the historical

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance of the loans underlying its other residual interests, which management believes are consistent with assumptions other major market participants would use in determining the assets’ fair value.

      Key economic assumptions used in determining the fair value of MSRs at the time of securitization are as follows:

	Years Ended
	December 31,
			Ten Months Ended
	2003	2002	December 31, 2001

Weighted-average life (in years)	6.0	5.8	7.6
Weighted-average annual prepayment speed	16.9%	15.8%	11.8%
Weighted-average OAS(1)	4.6%	3.7%	N/A
Weighted average annual discount rate	N/A	N/A	10.9%

(1)	Option-adjusted spread over LIBOR.

      Key economic assumptions used in determining the fair value of other retained interests at the time of securitization are as follows:

	Years Ended
	December 31,
			Ten Months Ended
	2003	2002	December 31, 2001

Weighted-average life (in years)	2.4	2.7	3.9
Weighted-average annual prepayment speed	28.0%	30.4%	26.1%
Weighted-average annual discount rate	22.6%	14.9%	14.6%
Weighted-average lifetime credit losses	1.5%	0.8%	0.5%

      The following table summarizes cash flows between the Company and securitization special purpose entities:

	Year Ended December 31,
			Ten Months Ended
	2003	2002	December 31, 2001

	(Dollar amounts in thousands)
Proceeds from new securitizations	$346,180,875	$222,405,901	$103,829,423
Proceeds from collections reinvested in securitizations	$1,844,332	$1,431,896	$606,017
Service fees received	$1,461,747	$1,179,137	$811,488
Purchases of delinquent loans	$(3,715,193)	$(3,712,399)	$(4,303,894)
Servicing advances	$(2,519,583)	$(1,520,422)	$(880,301)
Repayment of servicing advances	$2,124,564	$1,376,068	$755,175
Other cash flows received on retained interests(a)	$1,237,183	$974,892	$617,205

(a)	Represents cash flows received on retained interests other than servicing fees.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Key economic assumptions used in subsequently measuring the fair value of the Company’s MSRs at December 31, 2003, 2002 and 2001, and the effect on the fair value of those MSRs from adverse changes in those assumptions, are as follows:

	December 31,

	2003	2002	2001

	(Dollar amounts in thousands)
Fair value of mortgage servicing rights	$6,909,167	$5,384,933	$6,116,082
Weighted-average remaining life (in years)	6.0	5.6	5.9
WEIGHTED-AVERAGE ANNUAL PREPAYMENT SPEED	20.8%	21.7%	17.2%
Impact of 10% adverse change	$395,797	$350,673	$230,304
Impact of 20% adverse change	$750,842	$660,276	$441,858
WEIGHTED-AVERAGE OAS	4.3%	3.6%	N/A
WEIGHTED-AVERAGE ANNUAL DISCOUNT RATE	N/A	N/A	11.1%
Impact of 10% adverse change	$112,781	$67,279	$245,260
Impact of 20% adverse change	$222,318	$133,801	$472,130

      Key economic assumptions used in subsequently measuring the fair value of the Company’s other retained interests at December 31, 2003, 2002 and 2001, and the effect on the fair value of those other retained interests from adverse changes in those assumptions are as follows:

	December 31,

	2003	2002	2001

	(Dollar amounts in thousands)
Fair value of other retained interests	$1,355,535	$1,291,701	$986,663
Weighted-average life (in years)	2.0	2.1	3.3
WEIGHTED-AVERAGE ANNUAL PREPAYMENT SPEED	30.6%	34.3%	28.2%
Impact of 10% adverse change	$82,729	$119,073	$69,513
Impact of 20% adverse change	$152,158	$220,544	$130,807
WEIGHTED-AVERAGE ANNUAL DISCOUNT RATE	20.4%	15.0%	15.2%
Impact of 10% adverse change	$22,585	$25,017	$20,139
Impact of 20% adverse change	$43,919	$44,250	$39,105
WEIGHTED-AVERAGE LIFETIME CREDIT LOSSES	1.9%	3.4%	3.0%
Impact of 10% adverse change	$30,426	$28,777	$25,280
Impact of 20% adverse change	$60,839	$57,205	$50,560

      These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in individual assumptions generally cannot be extrapolated. Also, in the above tables, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another which might magnify or counteract the sensitivities.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents information about delinquencies and components of prime home equity and subprime loans for which the Company has retained some level of credit risk:

	December 31,

	2003	2002

	(Dollar amounts in thousands)
Prime home equity and subprime loans:
Total principal amount	$30,860,647	$17,228,847

Principal amount 60 days or more past due	$904,658	$709,587

Comprised of:
Loans and securities sold	$15,826,880	$12,218,607
Loans and securities held for sale or available	15,033,767	5,010,240

	$30,860,647	$17,228,847

      The Company incurred credit losses of $95.5 million and $90.1 million related to the mortgage loans above during the years ended December 31, 2003 and 2002, respectively.

Note 10 —	Financial Instruments

Derivative Financial Instruments

      The primary market risk facing the Company is interest rate risk. The most predominate type of interest rate risk at Countrywide is price risk, which is the risk that the value of our assets or liabilities will change due to changes in interest rates. To a lesser extent, interest rate risk also includes the risk that the net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. From an enterprise perspective, the Company manages this risk through the natural counterbalance of its loan production and servicing businesses along with various financial instruments, including derivatives, which are used to manage the interest rate risk related specifically to its committed pipeline, mortgage loan inventory and MBS held for sale, MSRs, trading securities and other retained interests, as well as a portion of its debt. The overall objective of the Company’s interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.

Risk Management Activities Related to Mortgage Loan Inventory and Committed Pipeline

Description of Risk Management Activities

      The Company is exposed to price risk relative to its Mortgage Loan Inventory and its Committed Pipeline. The Mortgage Loan Inventory is comprised of mortgage loans and MBS held by the Company pending sale. The Mortgage Loan Inventory is presently held on average 30 days. The Committed Pipeline is comprised of loan applications in process where the Company has provided an interest rate lock commitment (“IRLC”). IRLCs guarantee the rate and points on the underlying mortgage for a specified period, generally from seven to sixty days.

      The Company is exposed to price risk from the time an IRLC is made to a mortgage applicant (or financial intermediary) to the time the related mortgage loan is sold. During this period, the Company is exposed to losses if mortgage rates rise, because the value of the IRLC or mortgage loan declines. To manage this price risk the Company utilizes derivatives, primarily forward sales of MBS and options to buy and sell MBS, as well as options on Treasury futures contracts. Certain of these transactions qualify as “fair value” hedges under SFAS 133. (See the following section titled “Accounting for Risk Management Activities” for further discussion.)

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The price risk management of the Committed Pipeline is complicated by the fact that the ultimate percentage of applications that close within the terms of the IRLC is variable. The probability that the loan will fund within the terms of the IRLC is driven by a number of factors, in particular the change, if any, in mortgage rates subsequent to the lock date. In general, the probability increases if mortgage rates rise, and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the IRLC is also influenced by the source of the application, age of the application, purpose for the loan (purchase or refinance), and the application approval rate. The Company has developed closing ratio estimates using its historical data that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The closing ratio estimates are utilized to estimate the quantity of loans that will fund within the terms of IRLCs.

      To manage the price risk associated with the Committed Pipeline, the Company uses a combination of net forward sales of MBS and put and call options on MBS or Treasury futures. As a general rule, the Company enters into forward sales of MBS in an amount equal to the portion of the Committed Pipeline expected to close, assuming no change in mortgage rates. The Company acquires put and call options to protect against the variability of loan closings caused by changes in mortgage rates, by using the current closing ratio estimates to determine the amount of optional coverage required.

      The Company manages the price risk related to the Mortgage Loan Inventory primarily by entering into forward sales of MBS. The value of these forward sales moves in opposite direction to the value of the Mortgage Loan Inventory. The Company reviews its Committed Pipeline and Mortgage Inventory risk profiles on a daily basis.

      The Company uses the following derivative instruments in its risk management activities related to the Committed Pipeline and Mortgage Loan Inventory:

•	Forward Sales of MBS: represents an obligation to sell a MBS at a specific price in the future; therefore, its value increases as mortgage rates rise.

•	Forward Purchases of MBS: represents an obligation to buy a MBS at a specific price in the future; therefore, its value increases as mortgage rates fall.

•	Long Call Options on MBS: represents a right to buy a MBS at a specific price in the future; therefore, its value increases as mortgage rates fall.

•	Long Put Options on MBS: represents a right to sell a MBS at a specific price in the future; therefore, its value increases as mortgage rates rise.

•	Long Call Options on Treasury Futures: represents a right to acquire a Treasury futures contract at a specific price in the future; therefore, its value increases as the benchmark Treasury rate falls.

•	Long Put Options on Treasury Futures: represents a right to sell a Treasury futures contract at a specific price in the future; therefore, its value increases as the benchmark Treasury rate rises.

•	Short Eurodollar Futures Contracts: represents standardized exchange-traded contracts, the value of which is tied to spot Eurodollar rates at specified future dates. The value of these futures contracts increases when Eurodollar rates rise.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the balance or notional amounts, as applicable, of Mortgage Loan Inventory, Committed Pipeline and the related derivatives instruments at December 31, 2003.

December 31, 2003

(Dollar amounts
in billions)
Mortgage Loan Inventory:
Fixed rate	$13.6
Adjustable rate	10.5

Total	$24.1

Committed Pipeline
Fixed rate	$12.5
Adjustable rate	7.0

Total	$19.5

Mandatory Forward Trades
Sales	$(52.7)
Buys	25.9

Net mandatory positions	$(26.8)

Long MBS Options
Calls	$0.8
Puts	(3.0)

Net long MBS options	$(2.2)

Long Treasury Options
Calls	$6.2
Puts	(1.3)

Net long Treasury Options	$4.9

Short Interest Rate Futures	$(20.1)

Accounting for Risk Management Activities

      In general, the risk management activities connected with 80% or more of the fixed rate Mortgage Inventory has qualified as a “fair value” hedge under SFAS 133. The Company recognized pre-tax losses of $72.8 million and $2.4 million, representing the ineffective portion of such fair value hedges of Mortgage Inventory, for the years ended December 31, 2003 and 2002, respectively. This amount along with the change in the fair value of the derivative instruments that were not designated as hedge instruments under SFAS 133 are included in gain on sale of loans in the consolidated statements of earnings. The derivative instruments that did not qualify as hedges under SFAS 133 were primarily those used to manage the price risk related to a portion of the Company’s adjustable rate and non-conforming mortgage inventory.

      IRLCs are derivative instruments as defined by SFAS 133. As such, IRLCs are recorded at fair value with changes in fair value recognized in current period earnings (as a component of gain on sale of loans). The Company estimates the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based upon quoted MBS prices. The change in fair value of the

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underlying mortgage loan is measured from the lock date. Therefore, at the time of issuance the estimated fair value of an IRLC is zero. (Subsequent to issuance, the value of an IRLC can be either positive or negative, depending on the change in value of the underlying mortgage loan.) Closing ratios derived from the Company’s recent historical empirical data are utilized to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. Because IRLCs are derivatives under SFAS 133, the associated risk management activities of the Committed Pipeline do not qualify for hedge accounting under SFAS 133. The “freestanding” derivative instruments that are used to manage the price risk in the Committed Pipeline are marked to fair value and recorded as a component of gain on sale of loans in the statement of earnings.

Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Other Retained Interests

Description of Risk Management Activities

      MSRs and other retained interests, specifically interest-only securities and residual securities, are generally subject to a loss in value when mortgage interest rates decline. MSRs and other retained interests represent the present value of cash flow streams that are closely linked to the expected life of the underlying loan servicing portfolio. Declining mortgage interest rates generally precipitate increased mortgage refinancing activity, which decreases the expected life of the loans in the servicing portfolio, thereby decreasing the value of the MSRs and other retained interests. Reductions in the value of these assets impacts earnings through impairment charges. To moderate the effect on earnings of impairment, the Company maintains a portfolio of financial instruments, including derivatives, which increase in aggregate value when interest rates decline. This portfolio of financial instruments is collectively referred to herein as the “Servicing Hedge”. A portion of the Servicing Hedge has in the past qualified as a “fair value” hedge under SFAS 133 (see the following section titled “Accounting for Risk Management Activities” for further discussion).

      The Company currently uses the following financial instruments in its Servicing Hedge:

•	Interest Rate Floors: represents a right to receive cash if a reference interest rate falls below a contractual strike rate; therefore, its value increases as the reference interest rate falls. The reference interest rates used in the Company’s interest rate floors include mortgage rates, Treasury rates, and U.S. dollar (“USD”) LIBOR.

•	U.S. Treasury Securities: consists of notes and bonds with maturities ranging generally from ten to thirty years. As interest rates decrease, the values of these securities generally increase.

•	Long Treasury Futures: represent the agreement to purchase a treasury security at a specific price in the future; therefore, its value increases as the benchmark Treasury rate falls.

•	Long Call Options on Treasury and Eurodollar Futures: represents a right to acquire a Treasury or Eurodollar futures contract at a specific price in the future; therefore, its value increases as the benchmark Treasury or Eurodollar deposit rate falls.

•	Long Put Options on Treasury and Eurodollar Futures: represents a right to sell a Treasury or Eurodollar futures contract at a specific price in the future; therefore, its value increases as the benchmark Treasury or Eurodollar deposit rate rises.

•	Long Call Options on MBS: represents a right to buy an MBS at a specific price in the future; therefore, its value increases as mortgage rates decline.

•	Forward Purchases of MBS: represents an obligation to buy a MBS at a specific price in the future; therefore, its value increases as mortgage rates fall.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Interest Rate Swaps: represents a mutual agreement to exchange interest rate payments; one party paying a fixed rate and another paying a floating rate tied to a reference interest rate (e.g., USD LIBOR). For use in the Servicing Hedge, the Company generally receives the fixed rate and pays the floating rate; therefore, the contract increases in value as interest rates decline.

•	Receiver Swaptions: represents a right to enter into a predetermined Interest Rate Swap at a future date in which, upon exercise of its right, the Company receives the fixed rate and pays the floating rate; therefore, the contract increases in value as interest rates decline.

•	Payor Swaptions: represents a right to enter into a predetermined Interest Rate Swap at a future date in which, upon exercise of its right, the Company pays the fixed rate and receives the floating rate; therefore, the contract generally increases in value as interest rates rise.

•	Principal-Only Securities: consist of mortgage trust principal-only securities and Treasury principal-only securities (“Strips”). These securities have been purchased at discounts to their par value. As interest rates decrease, the values of these securities generally increase.

      These instruments are used in tandem to manage the overall risk portfolio of the MSRs and other retained interests. The Company reviews its retained interests risk profile on a daily basis.

      The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge.

	Balance,			Balance,
	December 31,		Dispositions/	December 31,
	2002	Additions	Expirations	2003

	(Dollar amount in millions)
Interest Rate Floors	$7,500	$—	$(7,500)	$—
Long Call Options on Interest Rate Futures	$24,000	$148,725	$(101,975)	$70,750
Long Put Options on Interest Rate Futures	$39,000	$118,175	$(64,500)	$92,675
Interest Rate Swaps	$11,850	$9,500	$(10,750)	$10,600
Interest Rate Caps	$800	$—	$—	$800
Interest Rate Swaptions	$10,750	$30,500	$(18,250)	$23,000
Interest Rate Futures	$—	$2,200	$—	$2,200

      The Servicing Hedge is intended to reduce the impact on reported earnings of MSRs and other retained interest impairment that generally results from a decline in mortgage rates. Should mortgage rates increase the value of the MSRs and other retained interests are expected to increase while the value of the Servicing Hedge is expected to decrease. With respect to the various options and floors included in the Servicing Hedge, the Company is not exposed to loss beyond its initial outlay to acquire these derivative instruments, plus any unrealized gains recognized to date. With respect to the interest rate swap contracts and interest rate futures contracts included in the Servicing Hedge as of December 31, 2003, the Company estimates that its maximum exposure to loss over the contractual terms is $1.1 billion and $452 million, respectively.

Accounting for Risk Management Activities

      The changes in fair value of derivative contracts included in the Servicing Hedge are recorded as a component of the gain or loss from the Servicing Hedge in the statement of earnings. Principal-only and U.S. Treasury securities included in the Servicing Hedge are held as available-for-sale securities. The changes in fair value of such securities included in the Servicing Hedge are recorded in accumulated other comprehensive income. Realized gains or losses on sales of these securities are recorded as a component of the gain or loss from the Servicing Hedge in the statement of earnings.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

9 Months Ended
November 30, 2001

(Dollar amounts
in millions)
Change in fair value of MSRs attributable to hedged risk	$(466.4)
Change in fair value of hedge instruments	480.7

Hedge ineffectiveness under SFAS 133	$14.3

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

Risk Management Activities Related to Issuance of Long-Term Debt

      The Company enters into interest rate swap contracts which enable it to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $1.2 billion) and to enable the Company to convert a portion of its foreign currency-denominated fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $96.4 million). These transactions are designed as fair value hedges under SFAS 133. For the years ended December 31, 2003 and 2002, the Company recognized a pre-tax gain of $0.02 million and $3.1 million, representing the ineffective portion of such fair value hedges of debt. This amount is included in interest charges in the statement of earnings.

      The Company also enters into interest rate swap contracts which enable it to convert a portion of its floating-rate, long-term debt to fixed-rate, long-term debt (notional amount of $779.9 million) and to convert a portion of its foreign currency-denominated, fixed-rate, long-term debt to U.S. dollar fixed-rate debt (notional amount of $1.2 billion). These transactions are designed as cash flow hedges under SFAS 133. For the years ended December 31, 2003 and 2002, the Company recognized a pre-tax loss of $0.05 million and $0.5 million, representing the ineffective portion of such cash flow hedges. As of December 31, 2003, deferred net gains or losses on derivative instruments included in other comprehensive income that are expected to be reclassified as earnings during the next 12 months are not considered to be material.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes the notional amounts of and the average interest rates on the swaps as of December 31, 2003:

	Notional Amount	Fixed Rate	Floating Rate

	(Dollar amounts in millions)
Receiver swaps	$1,284	6.17%	1.47%
Payer swaps	$2,028	3.86%	2.97%

      Payments are due periodically through the termination date of each contract. The contracts expire between March, 2004 and June, 2027.

     Risk Management Activities Related to the Broker-Dealer Securities Trading Portfolio

      In connection with its broker-dealer activities, the Company maintains a trading portfolio of fixed income securities, primarily MBS. The Company is exposed to price changes in its trading portfolio arising from interest rate changes during the period it holds the securities. To manage this risk, the Company utilizes the following derivative instruments:

•	Forward Sales of To-Be Announced (“TBA”) MBS: represents an obligation to sell agency pass-through MBS that has not yet been issued at a specific price and at a specific date in the future; therefore, its value increases as mortgage rates rise.

•	Forward Purchases of TBA MBS: represents an obligation to purchase agency pass-through MBS that have not yet been issued at a specific price at a specific date in the future; therefore, its value increases as mortgage rates fall.

•	Forward Sale of U.S. Treasury Securities: represents a standardized exchange-traded agreement to sell a specific quantity of U.S. Treasury securities for a specific price at a specific date in the future; therefore, its value increases when interest rates rise.

•	Short Fed Funds and Eurodollar Futures Contracts: represents a standardized exchange-traded contract, the value of which is tied to spot Fed Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Fed Funds or Eurodollar rates rise.

•	Interest Rate Swaps: represents a mutual agreement to exchange interest rate payments; one party paying a fixed rate and another paying a floating rate tied to a reference interest rate (e.g. USD LIBOR). For use in its trading portfolio risk management activities, the Company receives the floating rate and pays the fixed rate; therefore, its value increases as rates rise.

      The following summarizes the notional amounts of the derivative contracts included in broker-dealer’s trading portfolio, at December 31, 2003:

Notional
Amount

(Dollar amounts
in millions)
Forward contracts to sell MBS	$57,763
Forward contracts to purchase MBS	$48,997
Short futures contracts	$8,626
Long futures contracts	$1,050
Interest rate swap contracts	$57

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      The following disclosure of the estimated fair value of financial instruments as of December 31, 2003 and 2002 is made by the Company using available market information and appropriate valuation methods. In some cases considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

	December 31,

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Dollar amounts in thousands)
Assets:
Mortgage loans and mortgage-backed securities held for sale	$24,213,480	$24,559,247	$15,271,373	$15,308,549
Trading securities owned	6,806,368	6,806,368	5,983,841	5,983,841
Trading securities pledged as collateral	4,118,012	4,118,012	2,708,879	2,708,879
Securities purchased under agreements to resell	10,348,102	10,348,102	5,997,368	5,997,368
Loans held for investment	26,368,055	27,002,784	6,070,426	6,098,312
Investments in other financial instruments	12,952,095	12,952,095	10,901,915	10,901,915
Liabilities:
Notes payable	38,920,581	39,555,680	19,293,788	20,278,428
Securities sold under agreements to repurchase	32,013,412	32,013,412	22,634,839	22,634,839
Securities sold not yet purchased	1,469,644	1,469,644	446,230	446,230
Deposit liabilities	9,335,497	9,269,046	3,114,271	3,111,222
Corporate guarantees	94,777	94,777	116,665	116,665
Company-obligated mandatorily redeemable capital trust pass-through securities of subsidiary trusts holding solely Company guaranteed related subordinated debt	1,000,000	1,079,994	500,000	581,881
Derivatives:
Interest rate floors	—	—	95,517	95,517
Forward contracts on MBS	(284,991)	(284,991)	(515,887)	(515,887)
Options on MBS	19,551	19,551	11,205	11,205
Options on interest rate futures	110,279	110,279	126,339	126,339
Interest rate caps	126	126	338	338
Swaptions	214,502	214,502	292,513	292,513
Interest rate swaps	513,408	513,408	1,157,046	1,157,046
Futures	(10,327)	(10,327)	(20,912)	(20,912)
Interest rate lock commitments	58,324	58,324	226,038	226,038

      The fair value estimates as of December 31, 2003 and 2002 were based on pertinent information that was available to management as of the respective dates. Although management is not aware of any factors that

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Loans Held for Investment

      Fair value is estimated through the use of discounted cash flow models. Re-warehoused FHA-insured and VA-guaranteed loans and warehouse lending advances are recorded at realizable value, which approximates fair value.

Investments in Other Financial Instruments:

Principal-Only-Securities

      Fair value is estimated through the use of a proprietary, “static” (single rate path) discounted cash flow model. The Company has incorporated mortgage prepayment assumptions in its valuation model that it believes other major market participants would consider in deriving the fair value of principal-only securities.

Other Interests Retained in Securitization

      Fair value is estimated through the use of proprietary, “static” (single rate path) discounted cash flow models. The Company has incorporated mortgage prepayment and credit loss assumptions in its valuation models that it believes other major market participants would consider in deriving the fair value of its retained interests.

Mortgage-Backed Securities

      Fair value is estimated using quoted market prices.

Collateralized Mortgage Obligations

      Fair value is estimated using quoted market prices.

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies

      Fair value is estimated using quoted market prices.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Financial Instruments

      Other financial instruments are primarily composed of tax-exempt municipal bonds, asset-backed securities, and foreign government bonds. Fair value is estimated using quoted market prices.

Notes Payable

      Fair value is estimated by discounting remaining payments using applicable current market rates.

Securities Sold Under Agreements to Repurchase

      These financial instruments are recorded at their accreted balances which approximate fair value.

Securities Sold Not Yet Purchased

      Fair value is estimated using quoted market prices.

Deposit Liabilities

      The fair value for the checking account liability is equal to the amount payable on demand at the reporting date. (This value is also the carrying amount.) The fair value of money market accounts and certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar accounts.

Corporate Guarantees

      Fair value is estimated through the use of a proprietary two part loss model: a loan-level frequency model estimated with survival analysis, and a loan-level severity model estimated with multiple least square regressions. The modeling process incorporates the use of relevant risk factors.

Company Obligated Mandatorily Redeemable Capital Trust Pass-Through Securities

      Fair value is estimated as the present value of future contracted cash flows based upon current market prices for U.S. Treasury notes of similar characteristics adjusted for the estimated credit premium or discount for the Company.

Derivatives

      Fair value is defined as the amount that the Company would receive or pay to terminate the contracts at the reporting date. Market or dealer quotes are available for many derivatives; otherwise, pricing or valuation models are applied using current market information to estimate fair value. The Company estimates the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based upon quoted MBS prices. The change in fair value of the underlying mortgage loan is measured from the lock date. Therefore, at the time of issuance the estimated fair value of an IRLC is zero (Subsequent to issuance, the value of an IRLC can be either positive or negative depending on the change in value of the underlying mortgage loan.) Closing ratios derived using the Company’s recent historical empirical data are utilized to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Counterparty Credit Risk

      The Company is exposed to credit loss in the event of non-performance by its trading counterparties and counterparties to its various over-the-counter (non-exchange-traded) financial instruments. The Company manages this credit risk by selecting only well-established, financially strong counterparties, spreading the credit risk among many such counterparties, and by placing contractual limits on the amount of unsecured credit risk from any single counterparty. The Company’s exposure to credit risk in the event of default by a counterparty is the current cost of replacing the contracts, net of any available collateral retained by the Company.

      The total amount of counterparty credit exposure as of December 31, 2003, before and after applicable collateral held, is as follows:

(Dollar amounts
in millions)
Total credit exposure before collateral held	$856
Less: collateral held	(481)

Net unsecured credit exposure	$375

Note 11 —	Property, Equipment and Leasehold Improvements

      Property, equipment and leasehold improvements consist of the following:

	Useful	December 31,
	Lives
	(Years)	2003	2002

		(Dollar amounts
		in thousands)
Buildings	19-40	$274,153	$252,689
Equipment	5-10	756,843	556,135
Leasehold improvements	2-10	94,736	72,268

		1,125,732	881,092
Less: accumulated depreciation and amortization		(416,526)	(349,834)

		709,206	531,258
Land		46,070	45,430

		$755,276	$576,688

      Depreciation and amortization expense amounted to $82.1 million, $41.2 million and $45.7 million for the years ended December 31, 2003, 2002 and the ten months ended December 31, 2001, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Loans Held for Investment and Allowance for Loan Losses

      Loans held for investment as of December 31, 2003 and 2002 include the following:

	December 31,

	2003	2002

	(Dollar amounts
	in thousands)
Mortgage loans	$21,999,881	$2,245,419
Defaulted FHA-insured and VA-guaranteed mortgage loans repurchased from securities	2,560,454	1,707,767
Warehouse lending advances secured by mortgage loans	1,886,169	2,159,289

	$26,446,504	$6,112,475

      At December 31, 2003, mortgage loans held for investment totaling $5.5 billion and $9.8 billion were pledged to secure securities sold under agreements to repurchase and Federal Home Loan Bank advances, respectively.

      At December 31, 2003, the Company had accepted collateral with a fair value of $2.0 billion securing warehouse lending advances for which it had the contractual ability to sell or re-pledge. As of December 31, 2003, no such mortgage loan collateral had been re-pledged.

      Total allowance for loan losses as of December 31, 2003 and December 31, 2002 are $78.4 million and $42.0 million, respectively.

      Changes in the allowance for the loan losses were as follows:

	December 31,

	2003	2002

	(Dollar amounts
	in thousands)
Balance, beginning of the year	$42,049	$31,866
Provision for loan losses	48,107	25,260
Charge-offs	(14,860)	(17,506)
Recoveries	3,153	2,429

Balance, end of the year	$78,449	$42,049

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Other Assets

      Other assets as of December 31, 2003 and 2002 include the following:

	December 31,

	2003	2002

	(Dollar amounts
	in thousands)
Reimbursable servicing advances	$1,031,835	$647,284
Securities broker-dealer receivables	742,139	544,296
Borrowers’ principal and interest payments due from custodial accounts	551,823	60,499
Derivative margin accounts	458,965	919,749
Investment in Federal Reserve Bank and Federal Home Loan Bank stock	394,110	67,820
Interest receivable	242,669	141,148
Capitalized software, net	235,713	188,435
Prepaid expenses	204,570	168,678
Cash surrender value of assets held in trust for deferred compensation	115,491	72,500
Restricted cash	281,477	84,177
Receivables from sale of securities	105,325	1,452,513
Federal funds sold	100,000	—
Other assets	537,051	404,282

	$5,001,168	$4,751,381

      At December 31, 2003, the Company had pledged $609.7 million of other assets to secure repurchase agreements, of which the counterparty has the right to sell or re-pledge the entire amount.

Note 14 —	Notes Payable

      Notes payable as of December 31, 2003 and 2002 consists of the following:

	December 31,

	2003	2002

	(Dollar amounts
	in thousands)
Medium-term notes, various series:
Fixed rate	$12,724,998	$13,065,268
Floating rate	3,848,023	3,695,624

	16,573,021	16,760,892
Asset-backed commercial paper	9,699,053	—
Federal Home Loan Bank advances	6,875,000	1,000,000
Unsecured commercial paper	4,819,382	123,207
Convertible debentures	515,198	510,084
Secured notes payable	29,259	21,553
Secured revolving credit facility	—	878,052
Unsecured notes payable	409,668	—

	$38,920,581	$19,293,788

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Medium-Term Notes

      As of December 31, 2003, outstanding medium-term notes issued by Countrywide Home Loans (“CHL”) under various shelf registrations filed with the Securities and Exchange Commission or issued by CHL under its Euro medium-term note program were as follows:

	Outstanding Balance			Interest Rate		Maturity Date

	Floating-Rate	Fixed-Rate	Total	From	To	From	To

	(Dollar amounts in thousands)
Series B	—	$100,000	$100,000	6.77%	6.81%	August 2004	August 2005
Series C	—	26,000	26,000	6.48%	7.04%	March 2004	March 2004
Series D	—	150,000	150,000	6.88%	6.88%	September 2005	September 2005
Series E	—	490,000	490,000	6.49%	7.26%	May 2004	October 2008
Series F	$85,000	533,685	618,685	1.66%	6.84%	October 2004	April 2013
Series H	—	1,646,980	1,646,980	6.25%	8.00%	June 2004	September 2019
Series J	35,000	2,759,496	2,794,496	1.87%	7.05%	June 2004	August 2016
Series K	1,155,000	4,430,730	5,585,730	1.40%	7.05%	January 2004	June 2022
Series L	2,307,000	1,025,000	3,332,000	1.30%	6.00%	April 2004	May 2023
Euro Notes	266,023	1,247,994	1,514,017	1.42%	6.10%	March 2004	January 2009

Sub-total	3,848,023	12,409,885	16,257,908
Basis adjustment through application of hedge accounting	—	315,113	315,113

Total	$3,848,023	$12,724,998	$16,573,021

      As of December 31, 2003, $1.3 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Yen, Deutsche Marks, French Francs, Portuguese Escudos and Euros. These notes have been effectively converted to U.S. dollars through currency swaps.

Asset-Backed Commercial Paper

      In April 2003, the Company formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of short-term secured liquidity notes (“SLNs”) to finance certain of its Mortgage Loan Inventory. The entity issues short-term notes with maturities of up to 180 days, extendable to 300 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. The SLN program’s capacity, based on aggregate commitments from underlying credit enhancers, was $18.2 billion at December 31, 2003. The Company has pledged $10.0 billion in mortgage loans to secure the asset-backed commercial paper. For the year ended December 31, 2003, the average borrowings under this facility totaled $7.9 billion, and the weighted average interest rate borne by the commercial paper was 1.18%. At December 31, 2003, the weighted average interest rate borne by the commercial paper was 1.16%.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Home Loan Bank Advances

      As of December 31, 2003, outstanding advances from the Federal Home Loan Bank were as follows:

Maturity	Amount	Rate

	(Dollar amounts in
	thousands)
2004	$100,000	3.31%
2005	700,000	2.89%
2006	1,750,000	2.65%
2007	1,675,000	3.11%
2008	1,425,000	3.42%
2009	475,000	4.00%
2010	750,000	3.93%

	$6,875,000

      All of the advances have fixed interest rates. The advances are secured by $10.3 billion of mortgage loans.

Convertible Debentures

      The Company has issued zero-coupon Liquid Yield Option Notes (“LYONs”), with an aggregate face value of $675 million, or $1,000 per note, due upon maturity on February 8, 2031. The LYONs were issued at a discount to yield 1.0% to maturity, or 8.25% to the first call date. The LYONs are senior indebtedness of the Company.

      Holders of LYONs may require the Company to repurchase all or a portion of their LYONs at the original issue price plus accrued original issue discount on the following dates.

Repurchase Date	Repurchase Price

February 8, 2004	$763.89
February 8, 2006	$779.28
February 8, 2011	$819.14
February 8, 2016	$861.03
February 8, 2021	$905.06
February 8, 2026	$951.35

      The Company may pay the purchase price in cash, common stock or a combination thereof.

      Beginning on February 8, 2006 and on any date thereafter, the Company may redeem the LYONs at the original issue price plus accrued original issue discount.

      Holders of LYONs may surrender LYONs for conversion into 15.43 shares of the Company’s common stock per LYON in any calendar quarter, if, as of the last day of the preceding calendar quarter, the closing sale price of the Company’s common stock, for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter, is more than a specified percentage, beginning at 135% and declining 0.21% per quarter thereafter, of the accreted conversion price per share of common stock on the last day of trading of such preceding calendar quarter (the “Contingent Conversion Stock Price”.) The accreted conversion price per share is equal to the original issue price of a LYON plus the accrued original issue discount, with that sum divided by the number of shares to be issued upon a conversion of a LYON. The Contingent Conversion Stock Price at December 31, 2003 was $87.44 per share. At December 31, 2003, the LYONs conversion contingency had been met, making the notes convertible during

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the first quarter of 2004. Convertibility of the LYONs in subsequent quarters will depend on the Company’s future stock price performance.

      Holders may also surrender a LYON for conversion during any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s falls below investment grade level.

Maturities of Notes Payable

      Maturities of notes payable are as follows:

(Dollar amounts
in thousands)
Year ended December 31,
2004	$19,816,838
2005	3,288,493
2006	4,665,240
2007	4,575,221
2008	2,460,235
Thereafter	3,799,441

Total principal	$38,605,468
Basis adjustment through the application of hedge accounting	315,113

Total	$38,920,581

Commercial Paper and Backup Credit Facilities

      As of December 31, 2003, CHL had unsecured credit agreements (revolving credit facilities) with a group of commercial banks permitting CHL to borrow an aggregate maximum amount of $5.5 billion. The composition of the facilities was as follows:

	December 31, 2003
Number of
Bank Participants	Amount	Expiration Date

	(Dollar amounts in billions)
21	$2.35	December 17, 2006
20	1.50	December 13, 2004
14	1.65	June 13, 2004

	$5.50

      As consideration for these facilities, CHL pays annual commitment fees of $4.9 million. The purpose of these credit facilities is to provide liquidity backup for CHL’s commercial paper program. No amount was outstanding under these revolving credit facilities at December 31, 2003. All of the facilities contain various financial covenants and restrictions, certain of which require the Company and CHL to maintain specified net worth amounts and that limit the amount of dividends that can be paid by the Company or CHL. Management believes the Company is in compliance with those covenants and restrictions. For the year ended December 31, 2003, the average commercial paper outstanding was $2.1 billion and the weighted average borrowing rate was 1.22%.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-Sale Funding Facilities

      As of December 31, 2003, CHL had uncommitted revolving credit facilities that are secured by conforming mortgage loans held for sale. As of December 31, 2003, the Company had no outstanding borrowings under any of these facilities.

Note 15 — Deposits

      Deposits as of December 31, 2003 and 2002 include the following:

	December 31,

	2003	2002

	(Dollar amounts in thousands)
Escrow account deposit and other savings accounts	$5,975,461	$2,318,511
Time deposits	3,252,665	793,173
Checking account deposits	99,545	2,587

	$9,327,671	$3,114,271

      The total of time certificates of deposit and other time deposits issued and outstanding were $3.3 billion and $793 million at December 31, 2003 and 2002, respectively. Substantially all of those deposits were interest bearing. The contractual maturities of those deposits are shown in the following table.

	December 31,

	2003	2002

	(Dollar amounts in
	thousands)
2004	$850,300	$287,622
2005	622,479	193,503
2006	423,146	107,684
2007	379,986	28,523
2008	886,769	175,841
Thereafter	89,985	—

	$3,252,665	$793,173

      The amount of time deposits with a denomination of $100,000 or more was approximately $1.7 billion and $295 million at December 31, 2003 and 2002, respectively.

      The contractual maturities of time deposits with denominations of $100,000 or more are shown in the following table.

December 31,
2003

(Dollar
amounts in
thousands)
Three months or less	$1,490
After three months through six months	37,722
After six months through twelve months	180,124
After twelve months	1,443,756

Total	$1,663,092

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      There were no demand deposit overdrafts at December 31, 2003 and 2002.

Note 16 — Committed Reusable Purchase Facilities

      As of December 31, 2003, the Company had in place a reusable $4.0 billion commitment from a multi-seller asset-backed commercial paper conduit to purchase conventional, conforming loans held for sale from the Company. As consideration for the facility, CHL pays annual commitment fees of $5.0 million.

      This multi-seller commercial paper conduit was established and is owned by several major, third-party financial institutions. Using funds raised through with the issuance of commercial paper, these conduits purchase residential mortgage loans from the Company, either directly or through a trust or other vehicle. The Company has no obligation to repurchase loans from this conduit other than for breach of representations and warranties made by the Company in connection with the sale of the loans. The Company has no direct or indirect financial ownership or other interest in the conduit. Accordingly, transfers of loans to this facility are accounted for as sales.

Note 17 —	Securities Sold Under Agreements to Repurchase

      The Company routinely enters short-term financing arrangements to sell securities under agreements to repurchase. The repurchase agreements are collateralized by mortgage loans and securities. All securities underlying repurchase agreements are held in safekeeping by broker-dealers or banks. All agreements are to repurchase the same, or substantially identical, securities.

      The weighted-average borrowing rate for these arrangements for the year ended December 31, 2003 was 1.15%. The weighted average borrowing rate on repurchase agreements outstanding as of December 31, 2003 was 1.24%. The repurchase agreements had a weighted-average maturity of two days at December 31, 2003. At December 31, 2003, repurchase agreements were secured by $2.5 billion of loans held for sale and MBS held for sale, $10.0 billion of trading securities, $11.2 billion of securities purchased under agreements to resell, $4.4 billion in investments in other financial instruments, and $5.5 billion of loans held for investment.

Note 18 —	Company-obligated Capital Securities of Subsidiary Trusts

      Countrywide Capital I (the “Subsidiary Trust I”), a subsidiary trust of the Company, has outstanding $300 million of 8% Capital Trust Pass-through Securities (the “8% Capital Securities”). In connection with the Subsidiary Trust I issuance of the 8% Capital Securities, CHL issued to the Subsidiary Trust I, $309 million of its 8% Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debt Securities I”). The Subordinated Debt Securities I are due on December 15, 2026, with interest payable semi-annually on June 15 and December 15 of each year. The Company has the right to redeem at par, plus accrued interest, the 8% Capital Securities at any time on or after December 15, 2006. The sole assets of the Subsidiary Trust I are, and will be, the Subordinated Debt Securities I.

      Countrywide Capital III (the “Subsidiary Trust III”), a subsidiary trust of the Company, has outstanding $200 million of 8.05% Subordinated Capital Income Securities, Series A (the “8.05% Capital Securities”). In connection with the Subsidiary Trust III issuance of 8.05% Capital Securities, CHL issued to the Subsidiary Trust III, $206 million of its 8.05% Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debt Securities III”). The Subordinated Debt Securities III are due on June 15, 2027 with interest payable semi-annually on June 15 and December 15 of each year. The sole assets of the Subsidiary Trust III are, and will be, the Subordinated Debt Securities III.

      In April 2003, Countrywide Capital IV (the “Subsidiary Trust IV”), a subsidiary trust of the Company, issued $500 million of 6.75% preferred securities, which are fully and unconditionally guaranteed by the Company and CHL (the “6.75% Securities”). In connection with the issuance by Countrywide Capital IV of

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 6.75% Securities, the Company issued to Countrywide Capital IV $500 million of its 6.75% Junior Subordinated Debentures, which are fully and unconditionally guaranteed by CHL (the “Subordinated Debentures”). Countrywide Capital IV exists for the sole purpose of issuing the 6.75% Securities and investing the proceeds in the Subordinated Debentures. The Subordinated Debentures are due on April 1, 2033, with interest payable quarterly on January 1, April 1, July 1 and October 1 of each year. The Company has the right to redeem, at 100% of their principal amount plus accrued and unpaid interest to the date of redemption, the 6.75% Securities at any time on or after April 11, 2008.

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

      In relation to Subsidiary Trust IV, the Company has the right to defer payment of interest on the Subordinated Debentures for up to 20 consecutive quarterly periods by extending the payment period. If interest payments on the Subordinated Debentures are so deferred, the company may not, among other things, declare or pay dividends on, or make a distribution with the respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of its capital stock.

Note 19 — Shareholders’ Equity

      In January 2000, the Company entered a three-year equity put option agreement with National Indemnity Company (“National Indemnity”), a property and casualty insurance company, which is a subsidiary of Berkshire Hathaway, Inc. The Company terminated the put option agreement on January 2, 2002, and paid a termination fee of $0.2 million.

      In February 1988, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (“Right”) for each outstanding share of the Company’s common stock. As a result of stock splits and stock dividends, 0.399 of a Right is presently associated with each outstanding share of the Company’s common stock issued before the Distribution Date (as defined below). Each Right, when exercisable, entitles the holder to purchase from the Company one one-hundredth of a share of Series A Participating Preferred Stock, par value $.05 per share, of the Company (the “Series A Preferred Stock”), at a price of $145, subject to adjustments in certain cases to prevent dilution.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thereof) to such merger or business combination which at the time of such transaction would have a market value of two times the exercise price of the Right. In November 2001, the Company extended the life of the Rights to February 10, 2012.

      On October 23, 2003, the Company also declared a 4-for-3 split of the Company’s $0.05 par value common stock, effected as a stock dividend payable on December 18, 2003 to shareholders of record on December 2, 2003. As a result of the split, approximately 46.1 million additional shares were issued. All references in the accompanying consolidated balance sheets, consolidated statements of earnings, and notes to consolidated financial statements to the number of common shares and earnings per share amounts have been restated to reflect the stock split.

Note 20 — Employee Benefits

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

      Stock option transactions under the Plans were as follows:

	Years Ended December 31,
			Ten Months Ended
	2003	2002	December 31, 2001

Number of Shares:
Outstanding options at beginning of year	22,016,293	21,548,280	17,910,196
Options granted	5,660,878	4,801,341	6,418,164
Options exercised	(7,403,211)	(3,857,989)	(1,781,781)
Options expired or cancelled	(477,452)	(475,339)	(998,299)

Outstanding options at end of year	19,796,508	22,016,293	21,548,280

Weighted Average Exercise Price:
Outstanding options at beginning of year	$25.88	$23.81	$21.18
Options granted	47.12	31.55	29.79
Options exercised	23.93	21.25	18.26
Options expired or canceled	33.65	28.28	26.87
Outstanding options at end of year	$32.48	$25.88	$23.81
Options exercisable at end of year	8,626,821	11,585,880	11,037,119
Options available for future grant	7,727,668	4,821,133	9,266,512

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Status of the outstanding stock options under the Plans as of December 31, 2003 was as follows:

	Outstanding Options
				Exercisable Options
	Weighted
	Average		Weighted		Weighted
	Remaining		Average		Average
Exercise	Contractual		Exercise		Exercise
Price Range	Life (Years)	Number	Price	Number	Price

$11.93-$15.90	1.0	237,788	$13.26	237,788	$13.26
$15.91-$19.88	2.1	3,413,506	17.54	3,413,506	17.54
$19.89-$23.85	2.9	882,325	20.52	878,585	20.52
$23.86-$31.80	7.2	6,737,054	29.33	2,698,461	29.33
$31.81-$39.88	7.4	3,216,303	34.98	1,397,988	34.63
$39.89-$60.00	9.3	5,291,532	47.33	493	47.94
$60.01-$80.78	9.9	18,000	75.48	—	—

$11.93-$80.78	6.6	19,796,508	$32.48	8,626,821	$24.18

Pension Plan

      The Company has a defined benefit pension plan (the “Plan”) covering substantially all of its employees. The Company’s policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA. In the year ended December 31, 2003, the Company made the maximum tax-deductible contribution to the Plan.

      In the year ended December 31, 2003, the Company changed certain of its actuarial assumptions. Specifically, the discount rate was lowered from 6.5% to 6.0%. This change resulted in an increase of $11.0 million to the accumulated benefit obligation at December 31, 2003. In the ten-month period ended December 31, 2001, the Company amended the Plan to include employee sales commissions in the calculation of benefit obligations, resulting in an additional plan obligation of $4.2 million at December 31, 2001. The following plan information was measured as of December 31, 2003.

      The following table sets forth the Plan’s funded status and amounts recognized in the Company’s financial statements.

	December 31,

	2003	2002

	(Dollar amounts in
	thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$142,068	$73,622
Service cost	32,250	16,296
Interest cost	9,935	5,688
Actuarial loss	24,260	26,889
Benefits paid	(1,037)	(927)
Change in discount rate	10,951	20,500

Benefit obligation at end of year	$218,427	$142,068

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

	(Dollar amounts in
	thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$56,597	$35,733
Actual return on plan assets	14,744	(3,939)
Employer contribution	27,055	25,730
Benefits paid	(1,037)	(927)

Fair value of plan assets at end of year	$97,359	$56,597

Funded status at end of year	$(121,068)	$(85,471)
Unrecognized net actuarial loss	95,714	74,606
Unrecognized prior service cost	4,057	4,406

Net amount recognized	$(21,297)	$(6,459)

      The accumulated benefit obligation for all defined benefit pension plans was $108 million and $68 million at December 31, 2003 and 2002.

      The following table sets forth the components of net periodic benefit cost for the years ended December 31, 2003 and 2002 and the ten-month period ended December 31, 2001.

	Years Ended
	December 31,
			Ten Months Ended
	2003	2002	December 31, 2001

	(Dollar amounts in thousands)
Service cost	$32,250	$16,296	$9,166
Interest cost	9,935	5,688	3,566
Expected return on plan assets	(4,810)	(3,447)	(2,364)
Amortization of prior service cost	349	350	291
Amortization of unrecognized transition asset	—	(12)	(59)
Recognized net actuarial loss	4,169	1,081	406

Net periodic benefit cost	$41,893	$19,956	$11,006

      The weighted-average assumptions used in calculating the amounts above for the years ended December 31, 2003 and 2002 were as follows:

	December 31,

	2003	2002

Discount rate	6.00%	6.50%
Expected long-term return on plan assets	7.50%	7.50%
Rate of compensation increase	5.00%	5.00%

      Pension expense for the years ended December 31, 2003 and 2002 and the ten-month period ended December 31, 2001 was $41.9 million, $20.0 million and $11.0 million, respectively. The Company makes contributions to the Plan in amounts that are deductible in accordance with federal income tax regulations.

      The Company reviews historical rates of return for equity and fixed income securities, as well as current economic conditions, to determine the expected long term rate of return on plan assets. The plan’s total portfolio is currently estimated to return 6.0% above the rate of inflation over the long term. The assumed rate

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of return is based on 70% of the portfolio being invested in equities yielding a 7% real return, and the remaining 30% of assets being invested in fixed income securities yielding a 3.8% real return. Consideration is given to diversification and periodic rebalancing of the portfolio based on prevailing market conditions.

      The Company’s pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

		Plan Assets
		at
	Target	December 31,
	Allocation
Asset Category	2004	2003	2002

Equity securities	60%-80%	71%	70%
Debt securities	25%-35%	28%	29%
Other	0%-5%	1%	1%

Total		100%	100%

      The Company’s pension trust assets are invested with a long term focus to achieve a return on investment that is based on levels of liquidity and investment risk that management believes are prudent and reasonable. The investment portfolio contains a diversified blend of equity and fixed income investments. The equity investments are diversified across U.S. and non-U.S. equities, as well as value, growth, and medium and large capitalizations. The portfolio’s asset mix is reviewed regularly, and the portfolio is rebalanced based on existing market conditions. Investment risk is measured and monitored on a regular basis through quarterly portfolio reviews, annual liability measurements and periodic asset/liability analyses.

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits

(Dollar
amounts in
thousands)
2004	$890
2005	1,019
2006	1,236
2007	1,790
2008	2,285
2009-2013	27,326

$34,546

Defined Contribution Plan

      The Company has a defined contribution plan (“401(k) Plan”) covering all full-time employees of the Company who have at least one year of service and are age 21 or older. Participants may contribute up to 16 percent of pre-tax annual compensation, as defined in the plan agreement. Participants may also contribute, at the discretion of the plan administrator, amounts representing distributions from other qualified defined benefit or contribution plans. The Company makes a discretionary matching contribution equal to 50 percent of the participant contributions up to a maximum contribution of 6 percent of the participants’ base compensation, as defined in the plan agreement. The 401(k) Plan is subject to the provisions of ERISA. The Company recorded $21.0 million, $14.6 million, and $8.7 million in expense for matching contributions for the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 —	Income Taxes

      Components of the provision for income taxes are as follows:

			Ten Months
	Years Ended December 31,		Ended
			December 31,
	2003	2002	2001

	(Dollar amounts in thousands)
Current taxes:
Federal	$982,997	$262,610	$164,989
State	136,442	38,309	24,705
Foreign	9,194	1,626	214

	1,128,633	302,545	189,908

Deferred taxes:
Federal	289,820	174,421	95,936
State	54,369	24,278	16,769

	344,189	198,699	112,705

Provision for income taxes	$1,472,822	$501,244	$302,613

      The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of earnings:

	Years Ended		Ten Months
	December 31,		Ended
			December 31,
	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income and franchise taxes, net of federal tax effect	3.4%	3.7%	3.5%
Other	(0.1)%	(1.4)%	(0.1)%

Effective income tax rate	38.3%	37.3%	38.4%

      The components of income taxes payable are as follows:

	December 31,

	2003	2002

	(Dollar amounts in
	thousands)
Taxes currently payable	$124,844	$79,449
Deferred income taxes payable	2,229,945	1,904,861

	$2,354,789	$1,984,310

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,

	2003	2002

	(Dollar amounts in
	thousands)
Deferred income tax assets:
Employee benefits	$114,036	$68,118
Allowance for losses	65,064	42,230
Other	109,437	29,479

	288,537	139,827

Deferred income tax liabilities:
Mortgage servicing rights	2,190,185	1,385,848
Depreciation and amortization	91,100	51,893
Mortgage guaranty insurance tax and loss bonds	66,825	32,468
Gain on available-for-sale securities	68,113	125,531
Deferred servicing hedge gains	28,409	414,014
Other	73,850	34,934

	2,518,482	2,044,688

Deferred income taxes payable	$2,229,945	$1,904,861

Note 22 — Regulatory and Agency Capital Requirements

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the actual capital ratios and amounts, and minimum required capital ratios for the Company to maintain a “well-capitalized” status by the Board of Governors of the Federal Reserve at December 31, 2003 and at December 31, 2002:

		December 31, 2003		December 31, 2002
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	8.3%	$8,082,963	7.6%	$4,703,839
Risk-Based Capital
Tier 1	6.0%	12.8%	$8,082,963	12.2%	$4,703,839
Total	10.0%	13.7%	$8,609,996	13.6%	$5,230,840

(1)	Minimum required to qualify as “well-capitalized.”

      The Company and CHL are required to maintain specified levels of shareholders’ equity to remain a seller/servicer in good standing by Fannie Mae, Freddie Mac, the U.S. Department of Housing and Urban Development, and Ginnie Mae. Such equity requirements generally are tied to the size of CHL’s servicing portfolio. At December 31, 2003, the Company and CHL’s equity requirements for these agencies ranged up to $750 million. The Company had agency capital of $7.9 billion and CHL had agency capital ranging from $2.5 billion to $3.3 billion at December 31, 2003.

Note 23 — Segments and Related Information

      The Company has five business segments which include: Mortgage Banking, Capital Markets, Banking, Insurance, and Global Operations.

      The Mortgage Banking Segment is comprised of three distinct sectors: Loan Production, Loan Servicing, and Loan Closing Services.

      The Loan Production Sector of the Mortgage Banking segment originates prime and subprime mortgage loans through a variety of channels on a national scale. Through the Company’s retail branch network, which consists of the Consumer Markets Division and Full Spectrum Lending, Inc., the Company sources mortgage loans directly from consumers, as well as through real estate agents and home builders. The Wholesale Lending Division sources mortgage loans primarily from mortgage brokers. The Correspondent Lending Division acquires mortgage loans from other financial institutions. The Loan Servicing Sector of the Mortgage Banking Segment includes investments in MSRs and other retained interests, as well as the Company’s loan servicing operations and subservicing for other domestic financial institutions. The Loan Closing Services Sector of the Mortgage Banking segment is comprised of the LandSafe companies, which provide credit reports, appraisals, title reports and flood determinations to the Company’s Loan Production Sector, as well as to third parties.

      The Capital Markets Segment primarily includes the operations of Countrywide Securities Corporation, a registered broker-dealer specializing in the mortgage securities market. In addition, it includes the operations of Countrywide Asset Management Corporation, Countrywide Servicing Exchange and CCM International Ltd.

      The Banking Segment’s operations are comprised of Treasury Bank, National Association (“Treasury Bank” or the “Bank”), and of Countrywide Warehouse Lending. Treasury Bank invests primarily in mortgage loans sourced from the Loan Production Sector. Countrywide Warehouse Lending provides temporary financing secured by mortgage loans to third-party mortgage lenders.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In general, intercompany transactions are recorded on an arms-length basis. However, the rate at which the Bank reimburses CHL for origination costs incurred on mortgage loans funded by the Bank is determined on an incremental cost basis, which is less than the rate that the Bank would pay to a third party.

      Included in the tables below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements:

	For the Year Ended December 31, 2003

	Mortgage Banking				Other Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(Dollars are in thousands)
Revenues External	$6,623,715	$(754,249)	$217,052	$6,086,518	$572,466	$415,564	$831,719	$199,236	$(78,657)	$1,940,328	$8,026,846
Intersegment	(136,255)	69,933	—	(66,322)	103,537	3,660	—	—	(40,875)	66,322	—

Total Revenues	$6,487,460	$(684,316)	$217,052	$6,020,196	$676,003	$419,224	$831,719	$199,236	$(119,532)	$2,006,650	$8,026,846

Segment Earnings (pre-tax)	$4,087,866	$(1,233,475)	$97,825	$2,952,216	$442,303	$287,217	$138,774	$25,607	$(345)	$893,556	$3,845,772

Segment Assets	$35,643,000	$14,331,000	$63,000	$50,037,000	$25,627,000	$21,212,174	$1,576,000	$199,000	$(701,381)	$47,912,793	$97,949,793

	For the Year Ended December 31, 2002

	Mortgage Banking				Other Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(Dollars are in thousands)
Revenues External	$3,960,247	$(1,031,351)	$159,149	$3,088,045	$346,089	$138,517	$650,423	$114,839	$(19,681)	$1,230,187	$4,318,232
Intersegment	(45,560)	30,890	—	(14,670)	28,343	(5,669)	—	—	(8,004)	14,670	—

Total Revenues	$3,914,687	$(1,000,461)	$159,149	$3,073,375	$374,432	$132,848	$650,423	$114,839	$(27,685)	$1,244,857	$4,318,232

Segment Earnings (pre-tax)	$2,394,963	$(1,489,796)	$69,953	$975,120	$199,876	$83,971	$74,625	$5,282	$4,149	$367,903	$1,343,023

Segment Assets	$16,540,563	$12,360,466	$62,426	$28,963,455	$20,328,804	$7,190,504	$1,405,118	$134,949	$7,953	$29,067,328	$58,030,783

	For the Ten Months Ended December 31, 2001

	Mortgage Banking				Other Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(Dollars are in thousands)
Revenues External	$1,762,083	$(26,696)	$116,354	$1,851,741	$184,743	$23,428	$393,067	$42,638	$1,042	$644,918	$2,496,659
Intersegment	(1,475)	—	—	(1,475)	1,475	—	—	—	—	1,475	—

Total Revenues	$1,760,608	$(26,696)	$116,354	$1,850,266	$186,218	$23,428	$393,067	$42,638	$1,042	$646,393	$2,496,659

Segment Earnings (pre-tax)	$915,130	$(350,810)	$54,653	$618,973	$81,160	$12,431	$76,342	$1,942	$(2,229)	$169,646	$788,619

Segment Assets	$11,183,000	$10,713,000	$51,733	$21,947,733	$11,587,000	$2,235,579	$1,178,000	$83,080	$185,412	$15,269,071	$37,216,804

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24 — Quarterly Financial Data (Unaudited)

      The following tables reflect summarized, unaudited quarterly data for each quarter in the years ended December 31, 2003 and 2002.

	Three Months Ended

	March 31	June 30	September 30	December 31

	(Dollar amounts in thousands, except per share data)
Year ended December 31, 2003
Revenue	$1,450,624	$1,635,537	$2,934,436	$2,006,249
Expenses	$926,056	$1,014,215	$1,160,544	$1,080,259
Provision for income taxes	$198,277	$238,461	$673,825	$362,259
Net earnings	$326,291	$382,861	$1,100,067	$563,731
Earnings per share(1)
Basic	$1.92	$2.17	$6.07	$3.07
Diluted	$1.83	$2.05	$5.78	$2.74

	Three Months Ended

	March 31	June 30	September 30	December 31

	(Dollar amounts in thousands, except per share data)
Year ended December 31, 2002
Revenue	$873,347	$959,918	$1,158,599	$1,326,368
Expenses	$607,253	$654,644	$794,391	$918,921
Provision for income taxes	$98,535	$114,418	$135,721	$152,570
Net earnings	$167,559	$190,856	$228,487	$254,877
Earnings per share(1)
Basic	$1.02	$1.15	$1.36	$1.51
Diluted	$0.99	$1.11	$1.31	$1.45

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amount. This is caused by rounding and the averaging effect of the number of share equivalents utilized throughout the year, which changes with the market price of the common stock.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25 — Summarized Financial Information

      Summarized financial information for Countrywide Financial Corporation and subsidiaries is as follows:

	December 31, 2003

	Countrywide	Countrywide	Consolidated
	Financial	Home	Countrywide	Other
	Corporation	Loans, Inc.	Capital Trusts	Subsidiaries	Eliminations	Consolidated

	(Dollar amounts in thousands)
Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$24,068,487	$—	$35,138	$—	$24,103,625
Mortgage servicing rights, net	—	6,863,625	—	—	—	6,863,625
Trading Securities	—	—	—	10,924,380	—	10,924,380
Securities purchased under agreement to resell	—	110,000	—	21,553,496	(11,315,394)	10,348,102
Loans held for investment, net	—	11,681,056	—	14,687,531	(532)	26,368,055
Investments in other financial instruments	34,141	2,600,461	—	10,283,046	34,447	12,952,095
Other assets	9,410,093	6,646,851	1,041,364	17,819,719	(28,528,116)	6,389,911

Total assets	$9,444,234	$51,970,480	$1,041,364	$75,303,310	$(39,809,595)	$97,949,793

Indebtedness	$1,266,575	$42,042,516	$30,943	$16,679,720	$(21,099,173)	$38,920,581
Deposit liabilities	—	—	—	9,327,671	—	9,327,671
Other liabilities	92,943	6,630,780	10,421	45,341,971	(11,459,290)	40,616,825
Company-obligated mandatorily redeemable capital trust pass-through securities	—	—	1,000,000	—	—	1,000,000
Equity	8,084,716	3,297,184	—	3,953,948	(7,251,132)	8,084,716

Total liabilities and equity	$9,444,234	$51,970,480	$1,041,364	$75,303,310	$(39,809,595)	$97,949,793

	December 31, 2003

	Countrywide	Countrywide	Consolidated
	Financial	Home	Countrywide	Other
	Corporation	Loans, Inc.	Capital Trusts	Subsidiaries	Eliminations	Consolidated

	(Dollar amounts in thousands)
Statements of Earnings:
Revenues	$73,676	$4,839,833	$—	$3,323,464	$(210,127)	$8,026,846
Expenses	9,871	2,590,090	—	1,791,834	(210,721)	4,181,074
Provision for income taxes	24,565	866,151	—	581,934	172	1,472,822
Equity in net earnings of subsidiaries	2,333,710	—	—	—	(2,333,710)	—

Net earnings	$2,372,950	$1,383,592	$—	$949,696	$(2,333,288)	$2,372,950

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002

	Countrywide	Countrywide	Consolidated
	Financial	Home	Countrywide	Other
	Corporation	Loans, Inc.	Capital Trusts	Subsidiaries	Eliminations	Consolidated

	(Dollar amounts in thousands)
Mortgage loans and mortgage-backed securities held for sale	$—	$14,071,500	$—	$970,572	$—	$15,042,072
Mortgage servicing rights, net	—	5,384,933	—	—	—	5,384,933
Trading Securities	—	—	—	8,692,720	—	8,692,720
Securities purchased under agreements to resell	—	—	—	13,947,108	(7,949,740)	5,997,368
Loans held for investment, net	—	4,171,513	—	1,898,913	—	6,070,426
Investments in other financial instruments	155,410	2,828,660	—	7,839,838	78,007	10,901,915
Other assets	5,829,617	4,994,659	517,202	6,051,032	(11,451,161)	5,941,349

Total assets	$5,985,027	$31,451,265	$517,202	$39,400,183	$(19,322,894)	$58,030,783

Indebtedness	$745,997	$23,228,251	$15,479	$1,979,223	$(6,675,162)	$19,293,788
Deposit liabilities	—	—	—	3,114,271	—	3,114,271
Other liabilities	77,897	5,993,948	1,723	31,884,434	(7,996,411)	29,961,591
Company-obligated mandatorily redeemable capital trust pass-through securities	—	—	500,000	—	—	500,000
Equity	5,161,133	2,229,066	—	2,422,255	(4,651,321)	5,161,133

Total liabilities and equity	$5,985,027	$31,451,265	$517,202	$39,400,183	$(19,322,894)	$58,030,783

	December 31, 2002

	Countrywide	Countrywide	Consolidated
	Financial	Home	Countrywide	Other
	Corporation	Loans, Inc.	Capital Trusts	Subsidiaries	Eliminations	Consolidated

	(Dollar amounts in thousands)
Statements of Earnings:
Revenues	$10,650	$2,263,077	$—	$2,117,884	$(73,379)	$4,318,232
Expenses	12,117	1,787,907	—	1,247,944	(72,759)	2,975,209
Provision for income taxes	(550)	178,140	—	324,000	(346)	501,244
Equity in net earnings of subsidiaries	842,696	—	—	—	(842,696)	—

Net earnings	$841,779	$297,030	$—	$545,940	$(842,970)	$841,779

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized information for Countrywide Capital Trusts is as follows:

	December 31, 2003

	Countrywide	Countrywide	Countrywide
	Capital IV	Capital Trust	Capital III	Consolidated

	(Dollar amounts in thousands)
Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$—	$—	$—
Mortgage servicing rights, net	—	—	—	—
Other assets	524,162	310,310	206,892	1,041,364

Total assets	$524,162	$310,310	$206,892	$1,041,364

Indebtedness	$15,464	$9,279	$6,200	$30,943
Deposit liabilities	—	—	—	—
Other liabilities	8,698	1,031	692	10,421
Company-obligated mandatorily redeemable capital trust pass-through securities	500,000	300,000	200,000	1,000,000
Equity	—	—	—	—

Total liabilities and equity	$524,162	$310,310	$206,892	$1,041,364

Year Ended December 31, 2003

	Countrywide	Countrywide	Countrywide
	Capital IV	Capital Trust	Capital III	Consolidated

(Dollar amounts in thousands)
Statements of Earnings:
Revenues	$—	$—	$—	$—
Expenses	—	—	—	—
Provision for income taxes	—	—	—	—
Equity in net earnings of subsidiaries	—	—	—	—

Net earnings	$—	$—	$—	$—

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002

	Countrywide	Countrywide	Countrywide
	Capital IV	Capital Trust	Capital III	Consolidated

	(Dollar amounts in thousands)
Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$—	$—	$—
Mortgage servicing rights, net	—	—	—	—
Other assets	—	310,310	206,892	517,202

Total assets	$—	$310,310	$206,892	$517,202

Indebtedness	$—	$9,279	$6,200	$15,479
Deposit liabilities	—	—	—	—
Other liabilities	—	1,031	692	1,723
Company-obligated mandatorily redeemable capital trust pass-through securities	—	300,000	200,000	500,000
Equity	—	—	—	—

Total liabilities and equity	$—	$310,310	$206,892	$517,202

Year Ended December 31, 2002

	Countrywide	Countrywide	Countrywide
	Capital IV	Capital Trust	Capital III	Consolidated

(Dollar amounts in thousands)
Statements of Earnings:
Revenues	$—	$—	$—	$—
Expenses	—	—	—	—
Provision for income taxes	—	—	—	—
Equity in net earnings of subsidiaries	—	—	—	—

Net earnings	$—	$—	$—	$—

Note 26 — Business Acquisitions

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 27 — Loan Servicing

      The following table sets forth certain information regarding the Company’s servicing portfolio of single-family mortgage loans, including loans and securities held-for-sale and loans subserviced for others, for the periods indicated:

	Years Ended December 31,

	2003	2002

	(Dollar amounts
	in millions)
Summary of changes in the servicing portfolio:
Beginning owned servicing portfolio	$441,267	$327,541
Add: Loan production	434,864	251,901
Bulk servicing acquired	6,944	4,228
Less: Servicing sold	—	(1,958)
Runoff(1)	(252,624)	(140,445)

Ending owned servicing portfolio	630,451	441,267
Subservicing portfolio	14,404	11,138

Total servicing portfolio	$644,855	$452,405

	December 31,

	2003	2002

Composition of owned servicing portfolio at period end:
Conventional mortgage loans	$512,889	$343,420
FHA-insured mortgage loans	43,281	45,252
VA-guaranteed mortgage loans	13,775	14,952
Subprime mortgage loans	36,332	21,976
Prime home equity loans	24,174	15,667

Total owned servicing portfolio	$630,451	$441,267

Delinquent mortgage loans(2):
30 days	2.35%	2.73%
60 days	0.72%	0.87%
90 days or more	0.84%	1.02%

Total delinquent mortgage loans	3.91%	4.62%

Loans pending foreclosure(2)	0.43%	0.55%

Delinquent mortgage loans(2):
Conventional	2.21%	2.43%
Government	13.29%	12.61%
Subprime	12.46%	14.41%
Prime home equity	0.73%	0.80%
Total delinquent mortgage loans	3.91%	4.62%

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

Loans pending foreclosure(2):
Conventional	0.21%	0.23%
Government	1.20%	1.32%
Subprime	2.30%	2.93%
Prime home equity	0.02%	0.05%
Total loans pending foreclosure	0.43%	0.55%

(1)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).

(2)	Expressed as a percentage of the total number of loans serviced excluding subserviced loans and loans purchased at a discount due to their non-performing status.

      Properties securing the mortgage loans in the Company’s servicing portfolio are geographically disbursed. The following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for states with more than five percent of the servicing portfolio (as measured by unpaid principal balance) at December 31, 2003:

	Unpaid Principal	% Total
State	Balance	Balance

	(Dollars in millions)
California	$172,970	27%
Texas	33,213	5%
Florida	33,619	5%
All other states	405,053	63%

Total	$644,855	100%

Servicing Compensation

      As compensation for performance of servicing functions under its various loan servicing contracts, the Company is paid a monthly service fee that is generally expressed as a percentage of the current unpaid principal balance of the underlying loans. The loan servicing contracts generally specify a base service fee of between 0.25% and 0.50% per annum. With regard to its servicing contracts with Fannie Mae, Freddie Mac and Ginnie Mae, the Company can effectively retain a larger net service fee principally through its methods of securitization. In general, the larger the net servicing fee retained, the smaller the net cash proceeds received upon securitization. Therefore, the decision to retain net service fees above the contractual minimum amounts is based on the Company’s assessment of the underlying economics. As of December 31, 2003, the weighted average service fee, net of applicable guarantee fees, of the Company’s portfolio of loans serviced for others was 0.327% per annum.

      In addition to service fees, the Company is generally entitled to float benefits related to its collection of mortgagor principal, interest, tax and insurance payments. The amount of float varies depending on the terms of the servicing contract and timing of receipt of payments from the mortgagors. The Company also is generally entitled to various fees that it collects associated with the mortgages such as late charges, prepayment penalties and re-conveyance fees, among others. The Company also generally has the right to solicit the mortgagors for other products and services that it offers, such as insurance and second mortgage loans. The value of the net service fees and other related income in excess of the cost to service the loans,

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including the costs of advances on behalf of delinquent mortgagors, underlies the Company’s investment in MSRs.

      As part of its loan servicing responsibilities, the Company is required to advance funds to cover delinquent scheduled principal and interest payments to security holders, as well as to cover delinquent tax and insurance payments to maintain the status of the loans. The Company had $1.0 billion of such advances outstanding at December 31, 2003 included in other assets. Generally, servicing advances are recoverable from either the mortgagor, the insurer of the loan, or the investor through the non-recourse provision of the loan servicing contract. These advances are recorded on the balance sheet at realizable value.

Note 28 — Credit Losses Related to Securitized Loans

      Nearly all of the mortgage loans produced by the Company are securitized and sold into the secondary mortgage market. While the Company generally securitizes prime mortgage loans on a non-recourse basis, it does have potential liability under the representations and warranties made to purchasers and insurers of the securities. In the event of a breach of such representations and warranties, the Company may be required to either repurchase the subject mortgage loans or indemnify the investor or insurer. In such cases, any subsequent credit loss on the mortgage loans is borne by Countrywide.

Securitization

      As described below, the degree to which credit risk on the underlying loans is transferred through the securitization process depends on the structure of the securitization. Prime first mortgage loans generally are securitized on a non-recourse basis, while prime home equity and subprime mortgage loans generally are securitized with limited recourse for credit losses.

Conforming Conventional Loans

      Conforming conventional loans are generally pooled into mortgage-backed securities guaranteed by Fannie Mae. A small portion of these loans also have been sold to Freddie Mac or the Federal Home Loan Bank, through its Mortgage Partnership Finance Program. Subject to certain representations and warranties on the part of the Company, substantially all conventional loans securitized through Fannie Mae or Freddie Mac are sold on a non-recourse basis. Accordingly, credit losses are generally absorbed by Fannie Mae and Freddie Mac and not the Company. The Company pays guarantee fees to Fannie Mae and Freddie Mac on loans it securitizes through these agencies, which include compensation to the respective agencies for their assumption of credit risk.

FHA-Insured and VA-Guaranteed Loans

      FHA-insured and VA-guaranteed mortgage loans are generally pooled into mortgage-backed securities guaranteed by Ginnie Mae. A small portion of these loans have been sold to the Federal Home Loan Bank, through its Mortgage Partnership Finance Program. The company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA. Fees charged by the FHA and VA for assuming such risks are paid by the mortgagors. The Company is exposed to credit losses on defaulted VA loans to the extent that the partial guarantee provided by the VA is inadequate to cover the total credit losses incurred. The Company pays guarantee fees to Ginnie Mae for Ginnie Mae’s guarantee on its securities of timely payment of principal and interest. Ginnie Mae does not assume mortgage credit risk associated with the loans securitized under its program.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-conforming Conventional Loans

      Non-conforming conventional prime mortgage loans are generally pooled into “private-label” (non-agency) mortgage-backed securities. Such securitizations involve some form of credit enhancement, such as senior/subordinated structures or mortgage pool insurance. Securitizations that involve senior/subordinated structures contain securities that assume varying levels of credit risk. Holders of subordinated securities are compensated for the credit risk assumed through a higher yield. The Company generally sells the subordinated securities created in connection with these securitizations and thereby transfers the related credit loss exposure, other than as described above with respect to representations and warranties made when loans are securitized.

Prime Home Equity Loans

      Prime home equity loans are generally pooled into private-label asset-backed securities. These securities generally are credit-enhanced through over-collateralization and guarantees provided by a third-party surety. In such securitizations, the Company is subject to limited recourse for credit losses through retention of a residual interest.

Subprime Loans

      Subprime loans generally are pooled into private-label mortgage backed securities. The Company generally securitizes these loans with limited recourse for credit losses. Such limited recourse securitizations generally have contained mortgage pool insurance as the primary form of credit enhancement, coupled with a limited corporate guarantee provided by Countrywide and/or a retained residual interest. When mortgage pool insurance is used, the associated premiums are paid directly by the Company. We also have pooled a portion of our subprime loans into securities guaranteed by Fannie Mae. In such cases, the Company has paid Fannie Mae a guarantee fee in exchange for Fannie Mae assuming the credit risk of the underlying loans. In addition, the Company has securitized a portion of our subprime loans on a limited recourse basis through the retention of a residual interest without the use of mortgage pool insurance.

      The Company’s exposure to credit losses related to its limited recourse securitization activities is limited to the carrying value of its subordinated interests and to the contractual limit of reimbursable losses under its corporate guarantees less the recorded liability for such guarantees. These amounts at December 31, 2003 are as follows:

December 31,
2003

(Dollar
amounts in
thousands)
Subordinated Interests:
Prime home equity residual securities	$320,663
Prime home equity transferors’ interests	236,109
Subprime residual securities	370,912

$927,684

Corporate guarantees in excess of recorded reserves	$149,554

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying value of the residual securities is net of expected future credit losses. Related to the Company’s non-recourse and limited recourse securitization activities, the total credit losses incurred for the years ended December 31, 2003 and 2002 are summarized as follows:

	Years Ended
	December 31,

	2003	2002

	(Dollar amounts in
	thousands)
Subprime securitizations with corporate guarantee	$40,891	$10,524
Subprime securitizations with retained residual interest	36,699	71,165
Repurchased or indemnified loans	35,426	15,274
Prime home equity securitizations with retained residual interest	15,196	7,964
Prime home equity securitizations with corporate guarantee	2,763	436
VA losses in excess of VA guarantee	2,824	3,213

	$133,799	$108,576

Note 29 — Commitments and Contingencies

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

Commitments to Buy or Sell Mortgage-Backed Securities and Other Derivatives Contracts

      In connection with its open commitments to buy or sell MBS and other derivative contracts, the Company may be required to maintain margin deposits. With respect to the MBS commitments, these requirements are generally greatest during periods of rapidly declining interest rates. With respect to other derivative contracts, margin requirements are generally greatest during periods of increasing interest rates. The total such margin deposits placed by the Company at December 31, 2003 was $293.9 million.

Lease Commitments

      The Company leases office facilities under lease agreements extending through July 31, 2013. Future minimum annual rental commitments under these non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Year Ending December 31,	(Dollar amounts
in thousands)
2004	$88,615
2005	78,408
2006	69,850
2007	53,466
2008	35,317
Thereafter	43,440

$369,096

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense was $109.7 million, $80.0 million and $48.6 million for the years ended December 31, 2003 and 2002 and the ten-month period ended December 31, 2001, respectively.

Restrictions on Transfers of Funds

      The Company and certain of its subsidiaries are subject to regulatory and credit agreement restrictions which limit their ability to transfer funds to the Company through intercompany loans, advances or dividends. Pursuant to revolving credit facilities existing at December 31, 2003, the Company and CHL are required to maintain minimum consolidated net worth of $2.5 billion and $1.5 billion, respectively.

Mortgage Reinsurance

      Countrywide has entered mortgage reinsurance agreements with several primary mortgage insurance companies. Under these agreements, the Company is obligated to absorb mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a cap, in exchange for a portion of the pools’ mortgage insurance premiums. Approximately $67.4 billion of the servicing portfolio is covered by such mortgage reinsurance agreements. Management believes it has adequate valuation allowances in place to cover anticipated losses.

Note 30 — Subsequent Events

      On January 26, 2004, the Company’s Board of Directors declared a dividend of $0.22 per share payable March 1, 2004 to shareholders of record on February 11, 2004.

      On January 9, 2004, Countrywide’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation increasing the number of shares of common stock the Company has the authority to issue to 500,000,000.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COUNTRYWIDE FINANCIAL CORPORATION

BALANCE SHEETS

December 31, 2003 and 2002

	December 31,

	2003	2002

	(Dollar amounts
	in thousands)
ASSETS
Cash	$39	$23
Intercompany receivable	1,947,294	739,188
Investments in other financial instruments	34,141	155,410
Investment in subsidiaries at equity in net assets	7,327,122	4,930,648
Equipment and leasehold improvements	121	94
Other assets	135,517	159,664

Total assets	$9,444,234	$5,985,027

LIABILITIES AND SHAREHOLDERS’ EQUITY
Note payable	$515,198	$510,084
Intercompany payable	751,377	235,913
Accounts payable and accrued liabilities	92,943	77,897

Total liabilities	1,359,518	823,894
Shareholders’ equity
Common stock	9,225	6,330
Additional paid-in capital	2,307,531	1,657,144
Accumulated other comprehensive income	164,526	186,799
Retained earnings	5,603,434	3,310,860

Total shareholders’ equity	8,084,716	5,161,133

Total liabilities and shareholders’ equity	$9,444,234	$5,985,027

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

COUNTRYWIDE FINANCIAL CORPORATION

STATEMENTS OF EARNINGS

For the Years Ended December 31, 2003 and 2002
and the Ten Months Ended December 31, 2001

			Ten Months
	Years Ended December 31,		Ended
			December 31,
	2003	2002	2001

	(Dollar amounts in thousands)
Revenue
Interest earned	$9,342	$6,442	$5,588
Interest charges	8,399	5,151	(10,961)

Net interest income	17,741	11,593	(5,373)
Dividend and other income	55,935	(943)	15,232

Total revenue	73,676	10,650	9,859
Expenses	9,871	12,117	6,804

Earnings (loss) before income tax (provision) benefit and equity in net earnings of subsidiaries	63,805	(1,467)	3,055
Income tax provision (benefit)	24,565	(550)	1,180

Earnings (loss) before equity in net earnings of subsidiaries	39,240	(917)	1,875
Equity in net earnings of subsidiaries	2,333,710	842,696	484,131

NET EARNINGS	$2,372,950	$841,779	$486,006

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

COUNTRYWIDE FINANCIAL CORPORATION

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003 and 2002
and the Ten Months Ended December 31, 2001

			Ten Months
	Years Ended December 31,		Ended
			December 31,
	2003	2002	2001

	(Dollar amounts in thousands)
Cash flows from operating activities:
Net earnings	$2,372,950	$841,779	$486,006
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Earnings of subsidiaries	(2,333,710)	(842,696)	(484,132)
401(k) Contributions	21,015	14,628	8,685
Depreciation and amortization	31	(8)	(108)
Decrease in other financial instruments	121,269	72,236	135,559
Decrease in other receivables and other assets	89,905	122,794	(109,486)
Increase in accounts payable and accrued liabilities	15,046	20,049	9,889
Gain on sale of available-for-sale securities	—	—	—

Net cash provided by operating activities	286,506	228,782	46,413

Cash flows from investing activities:
Net change in intercompany receivables and payables	(692,700)	(113,850)	(190,514)
Net change in investments in subsidiaries	(62,764)	(177,757)	(17,556)
Proceeds from available-for-sale securities	—	—	—

Net cash used by investing activities	(755,464)	(291,607)	(208,070)

Cash flows from financing activities:
Increase in long term debt	5,114	5,062	4,305
Issuance of common stock	544,236	113,859	190,653
Cash dividends paid	(80,376)	(56,106)	(33,268)

Net cash provided (used) by financing activities	468,974	62,815	161,690

Net change in cash	16	(10)	33
Cash at beginning of year	23	33	—

Cash at end of year	$39	$23	$33

Supplemental cash flow information:
Cash used to pay interest	$9,269	$1,241	$3,721
Unrealized gain (loss) on available-for-sale securities, net of tax	$(22,273)	$137,332	$(123,782)

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2003 and 2002

and the Ten Months Ended December 31, 2001

	Years Ended December 31,
			Ten Months Ended
	2003	2002	December 31, 2001

	(Dollar amounts in thousands)
NET EARNINGS	$2,372,950	$841,779	$486,006
Other comprehensive income, net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period, before tax	(90,554)	588,543	(81,066)
Income tax (expense) benefit	33,380	(220,900)	30,464

Unrealized holding gains (losses) arising during the period, net of tax	(57,174)	367,643	(50,602)
Less: reclassification adjustment for (gains) losses included in net earnings, before tax	55,277	(368,694)	(117,238)
Income tax expense (benefit)	(20,376)	138,383	44,058

Reclassification adjustment for gains included in net earnings, net of tax	34,901	(230,311)	(73,180)

Other comprehensive income (loss)	(22,273)	137,332	(123,782)

COMPREHENSIVE INCOME	$2,350,677	$979,111	$362,224

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003 and 2002
and the Ten Months Ended December 31, 2001

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period

	(Dollar amounts in thousands)
Year ended December 31, 2003
Allowance for loan losses	$42,049	$48,107	$—	$11,707	$78,449
Allowance for uncollectible servicing advances	56,258	26,467	—	37,878	44,847
Allowance for trade and other receivables	6,287	12,710	—	12,026	6,971
Recourse liability	124,717	70,317	—	43,375	151,659

	$229,311	$157,601	$—	$104,986	$281,926

Year ended December 31, 2002
Allowance for loan losses	$31,866	$25,260	$—	$15,077	$42,049
Allowance for uncollectible servicing advances	48,082	36,584	—	28,408	56,258
Allowance for trade and other receivables	3,888	6,592	—	4,193	6,287
Recourse liability	104,656	32,017	—	11,956	124,717

	$188,492	$100,453	$—	$59,634	$229,311

Ten months ended December 31, 2001
Allowance for loan losses	$33,381	$22,996	$—	$24,511	$31,866
Allowance for uncollectible servicing advances	29,905	21,369	—	3,192	48,082
Allowance for trade and other receivables	2,124	2,982	—	1,218	3,888
Recourse liability	56,312	50,401	—	2,057	104,656

	$121,722	$97,748	$—	$30,978	$188,492

(1)	Actual losses charged against the valuation allowance, net of recoveries and reclassification.

EXHIBIT LIST

Exhibit
No.	Description

3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated January 9, 2004.
4.25	Indenture, dated as of December 1, 2001 among CHL, the Company and The Bank of New York, as trustee.
4.34	Indenture, dated as of December 16, 1996 among CHL, the Company and the Bank of New York, as trustee.
4.35	Supplemental Indenture, dated as of December 16, 1996 among CHL, the Company and the Bank of New York, as trustee.
4.36	Amended and Restated Declaration of Trust, dated as of December 16, 1996 for Countrywide Capital I by and among Eric P. Sieracki, Sandor E. Samuels and Carlos M. Garcia as Regular Trustees, The Bank of New York, as Institutional Trustee, and the Company.
†10.41	Sixth Amendment to the Amended and Restated 1993 Stock Option Plan, dated as of June 19, 2001.
†10.43	2000 Equity Incentive Plan of the Company, as Amended and Restated on November 12, 2003.
†10.44	Appendix I to the 2000 Equity Incentive Plan of the Company.
†10.55	Second Amendment to the Company’s Annual Incentive Plan.
†10.58	Amendment No. 1 to the Company’s Change in Control Severance Plan, as amended and Restated on September 11, 2000, dated December 3, 2003.
†10.67	Company’s 1999 Employee Stock Purchase Plan effective as of October 1, 1999.
†10.70	Appendix I to Company’s Global Stock Plan: UK Sharesave Scheme.
†10.71	Company Selected Employee Deferred Compensation Plan, Master Plan Document, dated December 23, 2003.
†10.72	Company ERISA Nonqualified Pension Plan, Master Plan Document, dated as of August 12, 2003.
†10.73	Company 2003 Non-Employee Directors’ Fee Plan, dated as of January 1, 2004.
†10.74	Company 2004 Equity Deferral Program, dated as of January 1, 2004.
10.79	Fourth Amendment to Credit Agreement, dated as of December 15, 2003, by and among CHL, the Lenders thereto, Bank of America, N.A. as the Managing Administrative Agent and the co-administrative agent and JPMorgan Chase Bank as co-administrative agent.
12.1	Computation of the Ratio of Earnings to Fixed Charges.
23	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

†	Constitutes a management contract or compensatory plan or arrangement.