Form 10-Q
period 2004-03-31
COUNTRYWIDE FINANCIAL CORP
filed 2004-05-07
CIK 25191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-8422

Countrywide Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-2641992
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4500 Park Granada, Calabasas, California (Address of principal executive offices)	91302 (Zip Code)

(Registrant’s telephone number, including area code)

(818) 225-3000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2004

Common Stock $.05 par value	279,383,032

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
Exhibit 3.11
Exhibit 10.84
Exhibit 10.85
Exhibit 10.86
Exhibit 10.87
Exhibit 10.88
Exhibit 10.89
Exhibit 10.90
Exhibit 10.91
Exhibit 10.92
Exhibit 10.93
Exhibit 10.94
Exhibit 10.95
Exhibit 10.96
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)

	(Dollar amounts in thousands,
	except share data)
A S S E T S
Cash	$1,202,391	$633,467
Mortgage loans and mortgage-backed securities held for sale	19,352,092	24,103,625
Trading securities owned, at market value	11,491,721	6,806,368
Trading securities pledged as collateral, at market value	1,301,510	4,118,012
Securities purchased under agreements to resell	12,756,767	10,348,102
Loans held for investment, net	29,940,700	26,368,055
Investments in other financial instruments	11,267,090	12,952,095
Mortgage servicing rights, net	6,406,491	6,863,625
Property, equipment and leasehold improvements, net	849,877	755,276
Other assets	5,708,145	5,029,048

Total assets	$100,276,784	$97,977,673

Borrower and investor custodial accounts	$19,422,075	$14,426,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$40,695,571	$39,948,461
Securities sold under agreements to repurchase	28,158,527	32,013,412
Deposit liabilities	12,225,440	9,327,671
Accounts payable and accrued liabilities	7,820,032	6,248,624
Income taxes payable	2,591,208	2,354,789

Total liabilities	91,490,778	89,892,957
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock — authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock — authorized, 500,000,000 shares of $0.05 par value; issued and outstanding, 278,833,972 shares and 276,735,890 shares at March 31, 2004 and December 31, 2003, respectively	13,942	13,837
Additional paid-in capital	2,369,013	2,302,919
Accumulated other comprehensive income	149,439	164,526
Retained earnings	6,253,612	5,603,434

Total shareholders’ equity	8,786,006	8,084,716

Total liabilities and shareholders’ equity	$100,276,784	$97,977,673

Borrower and investor custodial accounts	$19,422,075	$14,426,868

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Quarter Ended March 31,

	2004	2003

	(Dollar amounts in thousands,
	except per share data)
Revenues
Gain on sale of loans and securities	$1,358,667	$1,352,570
Interest income	1,049,750	642,122
Interest expense	(529,928)	(414,129)

Net interest income	519,822	227,993
Loan servicing fees and other income from retained interests	756,781	603,259
Amortization of mortgage servicing rights	(413,682)	(362,500)
Impairment of retained interests	(995,645)	(662,413)
Servicing hedge gains	672,796	6,361

Net loan servicing fees and other income from retained interests	20,250	(415,293)
Net insurance premiums earned	195,383	171,136
Commissions and other income	120,781	114,218

Total revenues	2,214,903	1,450,624
Expenses
Compensation expenses	678,943	578,367
Occupancy and other office expenses	167,871	127,542
Insurance claim expenses	84,675	88,098
Other operating expenses	159,454	132,049

Total expenses	1,090,943	926,056

Earnings before income taxes	1,123,960	524,568
Provision for income taxes	432,988	198,277

NET EARNINGS	$690,972	$326,291

Earnings per share
Basic	$2.49	$1.28
Diluted	$2.22	$1.22

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY

For the Quarter Ended March 31, 2004
(Unaudited)

				Accumulated
			Additional	Other
	Number	Common	Paid-in-	Comprehensive	Retained
	of Shares	Stock	Capital	Income	Earnings	Total

	(Dollar amounts in thousands, except share data)
Balance at December 31, 2003	184,490,593	$9,225	$2,307,531	$164,526	$5,603,434	$8,084,716
Cash dividends paid — $0.22 per common share	—	—	—	—	(40,794)	(40,794)
Stock options exercised	1,093,103	54	28,533	—	—	28,587
Tax benefit of stock options exercised	—	—	22,050	—	—	22,050
Contribution of common stock to 401(k) Plan	81,258	4	6,161	—	—	6,165
Issuance of common stock	234,336	12	9,385	—	—	9,397
3-for-2 stock split	92,934,682	4,647	(4,647)	—	—	—
Other comprehensive income, net of tax	—	—	—	(15,087)	—	(15,087)
Net earnings for the period	—	—	—	—	690,972	690,972

Balance at March 31, 2004	278,833,972	$13,942	$2,369,013	$149,439	$6,253,612	$8,786,006

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,

	2004	2003

	(Dollar amounts in thousands)
Cash flows from operating activities:
Net earnings	$690,972	$326,291
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Gain on sale of available-for-sale securities	(132,599)	(7,530)
Accretion of discount of available-for-sale securities	(82,665)	(92,109)
Amortization and impairment of retained interests	1,409,327	1,024,913
Contribution of common stock to 401(k) Plan	6,165	5,092
Depreciation and other amortization	34,604	25,862
Deferred income taxes payable	268,575	99,777
Origination and purchase of loans held-for-sale	(67,079,000)	(100,669,029)
Sale and principal repayments of loans held-for-sale	71,830,533	88,310,099

Decrease (increase) in mortgage loans and mortgage-backed securities held for sale	4,751,533	(12,358,930)
(Increase) decrease in investments in other financial instruments	(445,894)	395,704
Increase in trading securities	(1,868,851)	(536,437)
(Increase) decrease in securities purchased under agreements to resell	(2,408,665)	816,367
(Increase) decrease in other assets	(707,002)	788,876
Increase in accounts payable and accrued liabilities	1,571,408	2,174,895

Net cash provided (used) by operating activities	3,086,908	(7,337,229)

Cash flows from investing activities:
Additions to loans held for investment	(3,572,645)	(1,704,418)
Additions to available-for-sales securities	(2,979,410)	(4,404,843)
Proceeds from sales and repayments of available-for-sale securities	5,119,681	1,398,095
Additions to mortgage servicing rights	(914,817)	(1,260,177)
Proceeds from sale of securitized interest-only strips	144,584	311,768
Purchase of property, equipment and leasehold improvements, net	(120,262)	(70,554)

Net cash used by investing activities	(2,322,869)	(5,730,129)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(2,973,646)	1,490,613
Net (decrease) increase in securities sold under agreement to repurchase	(3,854,885)	7,904,856
Issuance of long-term debt	3,155,000	995,543
Repayment of long-term debt	(1,066,543)	(1,274,000)
Increase in long-term FHLB advances	1,650,000	1,100,000
Net increase in deposit liabilities	2,897,769	2,525,382
Issuance of common stock	37,984	116,217
Payment of dividends	(40,794)	(16,004)

Net cash (used) provided by financing activities	(195,115)	12,842,607

Net increase (decrease) in cash	568,924	(224,751)
Cash at beginning of period	633,467	613,280

Cash at end of period	$1,202,391	$388,529

Supplemental cash flow information:
Cash used to pay interest	$365,135	$343,639
Cash used to pay income taxes	$171,740	$97,302
Non-cash investing and financing activities:
Unrealized (loss) gain on available-for-sale securities, net of tax	$(15,087)	$67,708
Contribution of common stock to 401(k) plan	$6,165	$5,092
Securitization of interest-only strips	$56,039	$333,993

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended March 31,

	2004	2003

	(Dollar amounts in
	thousands)
Net earnings	$690,972	$326,291
Other comprehensive income, net of tax:
Unrealized (losses) gains on available for sale securities:
Unrealized holding gains arising during the period, before tax	11,091	75,354
Income tax expense	(4,508)	(28,410)

Unrealized holding gains arising during the period, net of tax	6,583	46,944
Less: reclassification adjustment for (gains) losses included in net earnings, before tax	(36,511)	33,330
Income tax expense (benefit)	14,841	(12,566)

Reclassification adjustment for (gains) losses included in net earnings, net of tax	(21,670)	20,764

Other comprehensive (loss) income	(15,087)	67,708

Comprehensive income	$675,885	$393,999

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 for Countrywide Financial Corporation (the “Company”).

      As more fully discussed in Note 10 — Notes Payable, the Company adopted an amendment to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”) during the current period. The effect of the FASB’s amendment of FIN 46R on the Company is to require that Countrywide no longer include certain subsidiary trusts in its consolidated reporting group. The effect of this change is that the Company now excludes the trust-preferred securities issued by the subsidiary trusts from its consolidated balance sheets and includes the junior subordinated debentures issued by CHL and the Company to the trusts in Notes Payable.

      In April 2004, the Company completed a 3-for-2 stock split effected as a stock dividend. All references in the accompanying consolidated balance sheets, consolidated statements of earnings and notes to consolidated financial statements to the number of common shares and earnings per share amounts have been adjusted accordingly.

      Certain amounts reflected in the consolidated financial statements for the quarter ended March 31, 2003 have been reclassified to conform to the presentation for the quarter ended March 31, 2004.

Note 2 —	Earnings Per Share

      Basic earnings per share is determined using net earnings divided by the weighted-average shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average shares outstanding, assuming all potential dilutive common shares were issued.

      As more fully discussed in Note 10, the Company has outstanding debentures convertible into common stock of the Company upon the stock reaching certain specified levels, or if the credit ratings of the debentures drops below investment grade. At March 31, 2004, the conditions providing the holders of the debentures the right to convert their securities to shares of common stock during the quarter ending June 30, 2004, had been met as a result of the Company’s stock price attaining a specified level. Therefore, the effect of conversion of the debentures was included in the Company’s calculation of diluted earnings per share for the quarter ended March 31, 2004. For the quarter ended March 31, 2003, the conditions providing the holders of the debentures the right to convert their securities had not been met and the effect of conversion of the securities was not included in the computation of diluted EPS.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

      The following table summarizes the basic and diluted earnings per share calculations for the quarters ended March 31, 2004 and 2003:

	Quarter Ended March 31,

	2004			2003

			Per-Share			Per-Share
	Net Earnings	Shares	Amount	Net Earnings	Shares	Amount

	(Amounts in thousands, except per share data)
Net earnings	$690,972			$326,291

Basic EPS
Net earnings	$690,972	277,984	$2.49	$326,291	255,503	$1.28
Effect of convertible debentures	791	15,619		—	—
Effect of dilutive stock options	—	17,761		—	11,520

Diluted EPS
Net earnings available to common shareholders	$691,763	311,364	$2.22	$326,291	267,023	$1.22

Stock-Based Compensation

      The Company generally grants to employees stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company recognizes compensation expense related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price.

      Had the estimated fair value of the options granted been included in compensation expense, the Company’s net earnings and earnings per share would have been as follows:

	Quarter Ended March 31,

	2004	2003

	(Dollar amounts in
	thousands except per
	share data)
Net Earnings
As reported	$690,972	$326,291
Deduct: Stock option-based employee compensation, net of taxes	4,716	4,938

Pro forma	$686,256	$321,353

Basic Earnings Per Share
As reported	$2.49	$1.28
Pro forma	$2.47	$1.26
Diluted Earnings Per Share
As reported	$2.22	$1.22
Pro forma	$2.20	$1.20

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model that has been modified to consider cash dividends to be paid. To determine periodic compensation expense for purposes of this pro forma disclosure, the fair value of each option grant is amortized over the vesting period. The weighted-average assumptions used to value the option grants and the resulting average estimated values were as follows:

	Quarter Ended
	March 31,

	2004	2003

Weighted Average Assumptions:
Dividend yield	0.8%	0.9%
Expected volatility	33%	27%
Risk-free interest rate	3.3%	2.3%
Annual expected life (in years)	4.9	4.2
Weighted Average Exercise price	$51.24	$26.67
Per-share fair value of options	$16.29	$6.14

      During the quarter ended March 31, 2004, options to purchase 3,750 shares of stock were not included in the computation of earnings per share because they were anti-dilutive. During the quarter ended March 31, 2003, no options were anti-dilutive.

Note 3 —	Mortgage Servicing Rights

      The activity in Mortgage Servicing Rights (“MSRs”) for the quarter ended March 31, 2004 and 2003 is as follows:

	Quarter Ended March 31,

	2004	2003

	(Dollar amounts in thousands)
Mortgage Servicing Rights
Balance at beginning of period	$8,065,174	$7,420,946
Additions	914,817	1,260,177
Securitization of MSRs	(56,039)	(333,993)
Amortization	(413,682)	(362,500)
Application of valuation allowance to write down permanently impaired MSRs	(360,774)	(654,734)

Balance before valuation allowance at end of period	8,149,496	7,329,896

Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	(1,201,549)	(2,036,013)
Additions	(902,230)	(602,942)
Application of valuation allowance to write down permanently impaired MSRs	360,774	654,734

Balance at end of period	(1,743,005)	(1,984,221)

Mortgage Servicing Rights, net	$6,406,491	$5,345,675

      The estimated fair value of mortgage servicing rights was $6.5 billion and $5.3 billion as of March 31, 2004 and 2003, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

      The long-term estimated weighted average prepayment speed (annual rate) for the MSRs was approximately 21% and 24% at December 31, 2003 and March 31, 2004, respectively, while the weighted average note rate in the servicing portfolio declined over that period from 6.1% to 6.0%. The MSR option-adjusted spread (“OAS”) at March 31, 2004 ranged from 3.4% for conventional, conforming MSRs to 7.4% for subprime MSRs. In comparison, the MSR OAS at December 31, 2003 ranged from 3.5% for conventional, conforming MSRs to 7.5% for subprime MSRs.

      The following table summarizes the Company’s estimate of amortization of the existing MSRs for the five-year period ending March 31, 2009. This projection was developed using the assumptions made by management in its March 31, 2004 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR
Year Ended March 31,	Amortization

(Dollar amounts
in thousands)
2005	$1,798,203
2006	1,415,666
2007	1,098,916
2008	856,426
2009	659,743

Five year total	$5,828,954

Note 4 — Trading Securities

      Trading securities, which consist of trading securities owned and trading securities pledged as collateral, at March 31, 2004 and December 31, 2003 include the following:

	March 31, 2004	December 31, 2003

	(Dollar amounts in thousands)
Mortgage pass-through securities:
Fixed-rate	$8,952,610	$8,523,439
Adjustable-rate	527,597	476,514

	9,480,207	8,999,953
Collateralized mortgage obligations	1,612,557	1,362,446
U.S. Treasury securities	1,087,229	192,174
Agency debt securities	395,474	243,790
Asset-backed securities	177,994	99,774
Negotiable certificates of deposits	39,770	26,243

	$12,793,231	$10,924,380

      As of March 31, 2004, $11.0 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty has the contractual right to sell or re-pledge $1.3 billion. The Company had recorded $349.4 million and $163.9 million in gains that related to trading securities still held at March 31, 2004 and at December 31, 2003, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

Note 5 — Securities Purchased Under Agreements to Resell

      As of March 31, 2004, the Company had accepted collateral with a fair value of $15.7 billion for which it had the contractual ability to sell or re-pledge. As of March 31, 2004, the Company had re-pledged $15.3 billion of such collateral for financing purposes, of which $2.7 billion related to amounts offset against securities purchased under agreements to resell under master netting arrangements.

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

Note 6 — Loans Held for Investment and Allowance for Loan Losses

      Loans held for investment as of March 31, 2004 and December 31, 2003 include the following:

	March 31, 2004	December 31, 2003

	(Dollar amounts in thousands)
Mortgage loans	$25,514,462	$21,999,881
Warehouse lending advances secured by mortgage loans	2,745,892	1,886,169
Defaulted FHA-insured and VA-guaranteed mortgage loans repurchased from securities	1,773,400	2,560,454

	30,033,754	26,446,504
Allowance for loan losses	(93,054)	(78,449)

	$29,940,700	$26,368,055

      At March 31, 2004, mortgage loans held for investment totaling $4.5 billion and $16.4 billion were pledged to secure securities sold under agreements to repurchase and Federal Home Loan Bank advances, respectively.

      At March 31, 2004, the Company had accepted collateral with a fair value of $3.0 billion securing warehouse lending advances for which it had the contractual ability to sell or re-pledge. As of March 31, 2004, no such collateral had been re-pledged.

      Total allowance for loan losses as of March 31, 2004 and December 31, 2003 are $93.1 million and $78.4 million, respectively.

      Changes in the allowance for the loan losses were as follows:

	Quarter Ended
	March 31,

	2004	2003

	(Dollar amounts
	in thousands)
Balance, beginning of the period	$78,449	$42,049
Provision for loan losses	20,779	7,603
Charge-offs	(16,290)	(20,537)
Recoveries	10,116	14,856

Balance, end of the period	$93,054	$43,971

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

Note 7 –	Investments in Other Financial Instruments

      Investments in other financial instruments at March 31, 2004 and December 31, 2003 include the following:

	March 31, 2004	December 31, 2003

	(Dollar amounts in thousands)
Home equity AAA asset-backed senior securities	$3,814,056	$4,622,810
Interest-only securities held for trading	179,789	105,481
Servicing hedge instruments:
Derivative instruments	1,173,605	642,019
U.S. Treasury securities	—	1,148,922

Total servicing hedge instruments	1,173,605	1,790,941
Debt hedge instruments:
Interest rate and foreign currency swaps	157,194	165,891
Other interests retained in securitization:
Subprime residual securities	867,699	370,912
Prime home equity residual securities	300,832	320,663
Subprime AAA interest-only securities	248,421	310,020
Prime home equity line of credit transferor’s interest	205,367	236,109
Nonconforming interest-only and principal-only securities	129,061	130,300
Prepayment bonds	80,772	84,850
Prime home equity interest-only securities	28,183	33,309
Other	22,800	56,592

Total other interests retained in securitization	1,883,135	1,542,755
Insurance and banking segments investment portfolios:
Mortgage-backed securities	3,753,901	4,440,676
U.S. Treasury securities and obligations of U.S. Government- sponsored enterprises	305,344	283,453
Other	66	88

Total insurance and banking segments investment portfolios	4,059,311	4,724,217

Investments in other financial instruments	$11,267,090	$12,952,095

      All of the financial instruments listed above are classified as available-for-sale, with the exception of derivative financial instruments and interest-only securities held for trading.

      At March 31, 2004, the Company had pledged $3.9 billion of home equity-backed securities and $0.9 billion of mortgage-backed securities to secure repurchase agreements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

      Amortized cost and fair value of available-for-sale securities at March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Dollar amounts in thousands)
Home equity AAA asset-backed senior securities	$3,700,325	$113,731	$—	$3,814,056
Other interests retained in securitization	1,802,920	80,935	(720)	1,883,135
Mortgage-backed securities	3,730,851	32,552	(9,502)	3,753,901
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	298,668	22,031	(15,355)	305,344
Other	65	1	—	66

	$9,532,829	$249,250	$(25,577)	$9,756,502

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Dollar amounts in thousands)
Home equity AAA asset-backed senior securities	$4,445,574	$177,236	$—	$4,622,810
Other interests retained in securitization	1,441,270	102,798	(1,313)	1,542,755
Mortgage-backed securities	4,476,600	38,869	(74,793)	4,440,676
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	1,433,436	41,542	(42,603)	1,432,375
Other	86	2	—	88

	$11,796,966	$360,447	$(118,709)	$12,038,704

      At March 31, 2004, the Company did not hold any securities classified as available-for-sale that had been in a continuous unrealized loss position for more than twelve months.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

      Gross gains and losses realized on the sales of available-for-sale securities are as follows:

	Quarter Ended
	March 31,

	2004	2003

	(Dollar amounts in
	thousands)
Home equity AAA asset-backed senior securities:
Gross realized gains	$96,190	$—
Gross realized losses	—	—

Net	96,190	—

Principal-only securities:
Gross realized gains	—	6,046
Gross realized losses	—	—

Net	—	6,046

Mortgage-backed securities:
Gross realized gains	2,908	361
Gross realized losses	(367)	—

Net	2,541	361

U.S. Treasury securities and obligations of U.S Government-sponsored enterprises:
Gross realized gains	33,868	1,123
Gross realized losses	—	—

Net	33,868	1,123

Total gains and losses on available-for-sale securities:
Gross realized gains	132,966	7,530
Gross realized losses	(367)	—

Net	$132,599	$7,530

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

Note 8 — Other Assets

      Other assets as of March 31, 2004 and December 31, 2003 include the following:

	March 31, 2004	December 31, 2003

	(Dollar amounts in thousands)
Receivable from custodial accounts	$970,846	$595,671
Reimbursable servicing advances	842,963	1,031,835
Securities broker-dealer receivables	741,181	742,139
Investments in Federal Reserve Bank and Federal Home Loan Bank stock	480,110	394,110
Securities borrowed	461,783	—
Capitalized software, net	251,573	235,713
Interest receivable	234,009	242,669
Federal funds sold	225,000	100,000
Prepaid expenses	204,328	204,570
Restricted cash	177,977	281,477
Fair value of unsettled MBS forwards	156,232	173,382
Derivative margin accounts	135,595	285,583
Cash surrender value of assets held in trust for deferred compensation plan	116,025	115,491
Receivables from sale of securities	76,024	105,325
Other assets	634,499	521,083

	$5,708,145	$5,029,048

      At March 31, 2004, the Company had pledged $2.3 billion of other assets to secure repurchase agreements, of which the counterparty has the right to sell or re-pledge $1.9 billion.

Note 9 — Securities Sold Under Agreements to Repurchase

      The Company routinely enters into short-term financing arrangements to sell securities under agreements to repurchase. The repurchase agreements are collateralized by mortgage loans and securities. All securities underlying repurchase agreements are held in safekeeping by broker-dealers or banks. All agreements are to repurchase the same, or substantially identical, securities.

      At March 31, 2004, repurchase agreements were secured by $12.8 billion of securities purchased under agreements to resell, $11.0 billion of trading securities, $4.8 billion of investments in other financial instruments, $4.5 billion of loans held for investment, $2.3 billion of other assets and $0.3 billion of mortgage loans held for sale. As of March 31, 2004, $2.7 billion of the pledged securities purchased under agreements to resell related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

Note 10 —	Notes Payable

      Notes payable as of March 31, 2004 and December 31, 2003 consist of the following:

	March 31, 2004	December 31, 2003

	(Dollar amounts in thousands)
Medium-term notes, various series:
Fixed-rate	$14,455,010	$12,724,998
Floating-rate	6,286,583	3,848,023

	20,741,593	16,573,021
Asset-backed commercial paper	9,552,284	9,699,053
Federal Home Loan Bank advances	8,675,000	6,875,000
Junior subordinated debentures	1,027,913	1,027,880
Convertible debentures	516,425	515,198
Unsecured commercial paper	150,059	4,819,382
Secured notes payable	29,187	29,259
Unsecured notes payable	3,110	409,668

	$40,695,571	$39,948,461

Medium-Term Notes

      During the quarter ended March 31, 2004, Countrywide Home Loans, Inc. (“CHL”), the Company’s principal mortgage banking subsidiary, issued medium-term notes under shelf registration statements or pursuant to its Euro medium-term note program as follows:

	Outstanding Balance			Interest Rate		Maturity Date

	Floating
	Rate	Fixed Rate	Total	From	To	From	To

	(Dollar amounts in thousands)
Series L	$3,130,000	$1,850,000	$4,980,000	1.2%	4.0%	January 18, 2005	March 22, 2011
Euro Notes	274,103	—	274,103	1.2%	1.3%	March 1, 2005	March 8, 2005

	$3,404,103	$1,850,000	$5,254,103

      Of the $3.4 billion of floating-rate medium-term notes issued by the Company during the quarter ended March 31, 2004, $1.3 billion were effectively converted to fixed-rate debt using interest rate swap contracts.

      During the quarter ended March 31, 2004, CHL redeemed $1.1 billion of maturing medium-term notes.

      As of March 31, 2004, $1.5 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Yen, Deutsche Marks, French Francs, Portuguese Escudos, and Euros. These notes have been effectively converted to U.S. dollars through currency swaps.

Asset-Backed Commercial Paper

      In April 2003, the Company formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of short-term Secured Liquidity Notes (“SLNs”) to finance certain of its Mortgage Loan Inventory. The special purpose entity issues short-term notes with maturities of up to 180 days, extendable to 300 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. The SLN program’s capacity, based on aggregate commitments from underlying credit enhancers, was $18.2 billion at March 31, 2004. The Company has pledged $9.2 billion in Mortgage Loan Inventory to secure the asset-backed commercial paper. For the quarter ended March 31, 2004, the average borrowings

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

under this facility totaled $11.9 billion, and the weighted average interest rate of the commercial paper was 1.10%. At March 31, 2004, the average interest rate of the commercial paper outstanding was 1.11%.

Federal Home Loan Bank Advances

      During the quarter ended March 31, 2004, the company obtained $1.8 billion of advances from the Federal Home Loan Bank. The average interest rate and maturity schedule of these new advances follows:

Year ended March 31,	Amount	Rate

	(Dollar amounts
	in thousands)
2005	$150,000	1.33%
2006	500,000	1.92%
2007	550,000	2.51%
2008	400,000	3.07%
2009	200,000	3.40%

	$1,800,000	2.47%

      All of the advances have fixed interest rates.

Junior Subordinated Debentures

      As more fully discussed in Note 2 — Summary of Significant Accounting Policies “Implementation of New Accounting Standards”, included in the Company’s financial statements in Countrywide’s Annual Report on Form 10-K for the period ended December 31, 2003 (the “2003 Annual Report”), the FASB issued FIN 46R in December 2003. The effect of FIN 46R on the Company is to require that Countrywide no longer include certain subsidiary trusts in its consolidated reporting group. Specifically, the Company now excludes the subsidiary trusts that have issued trust-preferred securities backed by junior subordinated debentures issued by CHL and the Company from the Company’s consolidated financial statements. Terms of the trust-preferred securities are detailed in Note 18 of the 2003 Annual Report.

      As a result of the Company’s adoption of FIN 46R, the company-obligated capital securities of subsidiary trusts are no longer reflected on Countrywide’s consolidated balance sheets, but have been replaced on the Company’s balance sheet by the junior subordinated debentures issued to the subsidiary trusts by CHL and the Company.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

      The Company guarantees CHL’s indebtedness to two of the subsidiary trusts, Countrywide Capital I and Countrywide Capital III. Following is summarized information for those trusts:

	March 31, 2004

	Countrywide	Countrywide
	Capital I	Capital III

	(Dollar amounts
	in thousands)
Balance Sheets:
Junior subordinated debentures receivable	$307,256	$205,193
Other assets	7,217	4,842

Total assets	$314,473	$210,035

Notes payable	$9,279	$6,200
Other liabilities	7,217	4,842
Company-obligated mandatorily redeemable capital trust pass-through securities	297,977	198,993
Equity	—	—

Total liabilities and equity	$314,473	$210,035

	Three Months Ended
	March 31, 2004

	Countrywide	Countrywide
	Capital I	Capital III

	(Dollar amounts in
	thousands)
Statements of Earnings:
Revenues	$6,208	$4,161
Expenses	(6,208)	(4,161)
Provision for income taxes	—	—

Net earnings	$—	$—

	December 31, 2003

	Countrywide	Countrywide
	Capital I	Capital III

	(Dollar amounts in
	thousands)
Balance Sheets:
Junior subordinated debentures receivable	$307,234	$205,182
Other assets	3,076	1,710

Total assets	$310,310	$206,892

Notes payable	$9,279	$6,200
Other liabilities	3,076	1,710
Company-obligated mandatorily redeemable capital trust pass-through securities	297,955	198,982
Equity	—	—

Total liabilities and equity	$310,310	$206,892

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

	Three Months Ended
	March 31, 2003

	Countrywide	Countrywide
	Capital I	Capital III

	(Dollar amounts in
	thousands)
Statements of Earnings:
Revenues	$6,208	$4,161
Expenses	(6,208)	(4,161)
Provision for income taxes	—	—

Net earnings	$—	$—

Convertible Debentures

      The Company has issued zero-coupon Liquid Yield Option Notes (“LYONs”) with an aggregate face value of $675 million, or $1,000 per note, due upon maturity on February 8, 2031. The LYONs were issued at a discount to yield 1.0% to maturity, or 8.25% to the first call date. The LYONs are senior indebtedness of the Company.

      Holders of LYONs may require the Company to repurchase all or a portion of their LYONs at the original issue price plus accrued original issue discount. The Company may pay the purchase price in cash, common stock or a combination thereof.

      Beginning on February 8, 2006, and on any date thereafter, the Company may redeem the LYONs at the original issue price plus accrued original issue discount.

      In the calendar quarter subsequent to March 31, 2004, holders may surrender LYONs for conversion into shares of the Company’s common stock. Holders of LYONs may also surrender shares in any subsequent calendar quarter if the conversion contingency requirements of the LYONs continue to be met. Such requirements are met if, as of the last day of the preceding calendar quarter, the closing sale price of the Company’s common stock, for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter, is more than a specified percentage of the accreted conversion price per share of common stock on the last day of trading of such preceding calendar quarter (the “Contingent Conversion Stock Price”), with such Contingent Conversion Stock Price to be adjusted for the effect of any stock split declared by the Company. At March 31, 2004, the accreted conversion price per share of common stock was $33.06. The specified percentage of such accreted conversion price applicable for such period was 132.69%. Therefore, the Contingent Conversion Stock Price of the LYONs was $43.87. If the conversion contingency requirements of the LYONs have been met, holders may surrender LYONs for conversion into 23.14 shares of the Company’s common stock per LYON.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

Note 11 — Deposits

      The following table shows comparative deposits as of March 31, 2004 and December 31, 2003.

	March 31,	December 31,
	2004	2003

	(Dollar amounts in thousands)
Company-controlled escrow deposit accounts	$7,419,147	$5,900,682
Time deposits	4,446,101	3,252,665
Non interest-bearing checking accounts	144,000	99,545
Interest-bearing checking accounts	214,527	73,217
Savings	1,665	1,562

	$12,225,440	$9,327,671

Note 12 — Derivative Instruments and Risk Management Activities

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

      The Company is exposed to price risk from the time an IRLC is made to a mortgage applicant (or financial intermediary) to the time the related mortgage loan is sold. During this period, the Company is exposed to losses if mortgage rates rise, because the value of the IRLC or mortgage loan declines. To manage this price risk, the Company utilizes derivatives, primarily forward sales of MBS and options to buy and sell MBS, as well as options on Treasury futures contracts. Certain of these transactions qualify as “fair value” hedges under SFAS 133.

      In general, the risk management activities connected with 77% or more of the fixed-rate mortgage inventory is accounted for as a “fair value” hedge. The Company recognized pre-tax losses of $20.8 million and pre-tax gains of $15.4 million, representing the ineffective portion of such fair value hedges of its mortgage inventory, for the quarter ended March 31, 2004 and 2003, respectively. These amounts, along with the change in the fair value of the derivative instruments that were not designated as hedge instruments, are included in gain on sale of loans and securities in the statement of earnings.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

      IRLCs are derivative instruments and are recorded at fair value with changes in fair value recognized in current period earnings (as a component of gain on sale of loans and securities). Because IRLCs are derivatives under SFAS 133, the risk management activities related to the IRLCs do not qualify for hedge accounting under SFAS 133. The “freestanding” derivative instruments that are used to manage the interest rate risk associated with the IRLCs are marked to fair value and recorded as a component of gain on sale of loans in the consolidated statements of earnings.

Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Other Retained Interests

      MSRs and other retained interests, specifically interest-only securities and residual securities, are generally subject to a loss in value, or impairment, when mortgage interest rates decline. To moderate the effect of impairment on earnings, the Company maintains a portfolio of financial instruments, including derivatives, which increase in aggregate value when interest rates decline. This portfolio of financial instruments is collectively referred to as the “Servicing Hedge.” During the quarters ended March 31, 2004 and 2003, none of the derivative instruments included in the Servicing Hedge were designated as hedges under SFAS 133. The change in fair value of these derivative instruments was recorded in current period earnings as a component of Servicing Hedge gains and losses.

      The financial instruments that comprise the Servicing Hedge include options on interest rate futures and MBS, interest rate swaptions, interest rate floors, interest rate caps, interest rate swaps, interest rate futures, Treasury securities and principal-only securities. With respect to the interest rate floors, options on interest rate futures and MBS, interest rate caps and swaptions, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. With respect to the interest rate swap contracts and interest rate futures contracts outstanding as of March 31, 2004, the Company estimates that its maximum exposure to loss over the various contractual terms are $1.1 billion and $715 million, respectively. The Company derives its estimates of loss exposure based upon observed volatilities in the interest rate options market. Using the currently observed volatilities, Management estimates, to a 95% confidence level, the maximum potential rate changes over a one-year time horizon. Management then estimates the Company’s exposure to loss based on the estimated maximum adverse rate change as of the measurement date.

Risk Management Activities Related to Issuance of Long-Term Debt

      The Company enters into interest rate swap contracts which enable it to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt and to enable the Company to convert a portion of its foreign currency-denominated fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt. These transactions are designed as “fair value” hedges under SFAS 133. For the quarter ended March 31, 2004, the Company recognized a pre-tax loss of $1.2 million, representing the ineffective portion of such fair value hedges of debt. For the quarter ended March 31, 2003, the Company recognized a pre-tax gain of $0.1 million, representing the ineffective portion of such fair value hedges of debt. These amounts are included in interest charges in the consolidated statements of earnings.

      In addition, the Company enters into interest rate swap contracts which enable it to convert a portion of its floating-rate, long-term debt to fixed-rate, long-term debt and to convert a portion of its foreign currency-denominated, fixed-rate, long-term debt to U.S. dollar fixed-rate debt. These transactions are designed as “cash flow” hedges. For the quarter ended March 31, 2004 and 2003, the Company recognized pre-tax losses of $0.03 million and $0.1 million, respectively, representing the ineffective portion of such cash flow hedges. As of March 31, 2004, deferred net gains or losses on derivative instruments included in other comprehensive income that are expected to be reclassified as earnings during the next 12 months are not material.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

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

Note 13 —	Segments and Related Information

      The Company has five business segments — Mortgage Banking, Capital Markets, Banking, Insurance, and Global Operations.

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

      The Banking Segment’s operations are primarily comprised of Treasury Bank, National Association (“Treasury Bank” or the “Bank”), and of Countrywide Warehouse Lending. Treasury Bank invests primarily in mortgage loans sourced from the Loan Production Sector. Countrywide Warehouse Lending provides temporary financing secured by mortgage loans to third-party mortgage bankers.

      The Insurance Segment activities include Balboa Life and Casualty Group, a national provider of property, life, and liability insurance; Balboa Reinsurance Company, a primary mortgage reinsurance company; and Countrywide Insurance Services, Inc., a national insurance agency offering a specialized menu of insurance products directly to consumers.

      The Global Operations Segment includes Global Home Loans Limited, a provider of loan origination processing and servicing in the United Kingdom; UK Valuation Limited, a provider of property valuation services in the UK; and Countrywide International Technology Holdings Limited, a licensor of loan origination processing, servicing, and residential real estate value assessment technology.

      In general, intercompany transactions are recorded on an arm’s-length basis. However, the rate at which the Bank reimburses CHL for origination costs incurred on mortgage loans funded by the Bank is determined on an incremental cost basis, which is less than the rate that the Bank would pay to third parties.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

      Included in the tables below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements:

	For the Quarter Ended March 31, 2004

	Mortgage Banking				Other Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(Dollars are in thousands)
Revenues
External	$1,608,195	$(39,829)	$49,380	$1,617,746	$179,392	$151,703	$222,465	$57,812	$(14,215)	$597,157	$2,214,903
Intersegment	(46,052)	22,520	—	(23,532)	44,004	(2,365)	—	—	(18,107)	23,532	—

Total Revenues	$1,562,143	$(17,309)	$49,380	$1,594,214	$223,396	$149,338	$222,465	$57,812	$(32,322)	$620,689	$2,214,903

Segment Earnings (pre-tax)	$941,887	$(158,219)	$18,532	$802,200	$153,151	$105,608	$51,995	$11,731	$(725)	$321,760	$1,123,960

Segment Assets	$28,840,347	$13,095,657	$74,506	$42,010,510	$29,818,096	$26,437,807	$1,656,612	$217,162	$136,597	$58,266,274	$100,276,784

	For the Quarter Ended March 31, 2003

	Mortgage Banking				Other Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(Dollars are in thousands)
Revenues
External	$1,417,497	$(437,700)	$51,650	$1,031,447	$131,599	$65,838	$193,798	$46,045	$(18,103)	$419,177	$1,450,624
Intersegment	(38,607)	11,028	—	(27,579)	31,030	4,543	—	—	(7,994)	27,579	—

Total Revenues	$1,378,890	$(426,672)	$51,650	$1,003,868	$162,629	$70,381	$193,798	$46,045	$(26,097)	$446,756	$1,450,624

Segment Earnings (pre-tax)	$882,300	$(554,032)	$25,983	$354,251	$96,112	$43,333	$24,758	$5,796	$318	$170,317	$524,568

Segment Assets	$31,362,370	$10,760,273	$71,850	$42,194,493	$18,585,504	$11,208,306	$1,473,828	$161,844	$14,831	$31,444,313	$73,638,806

Note 14 —	Regulatory and Agency Capital Requirements

      In connection with the acquisition of Treasury Bank, CFC became a bank holding company. As a result, the Company is subject to regulatory capital requirements imposed by the Board of Governors of the Federal Reserve System. The Company is also subject to U.S. Department of Housing and Urban Development, Fannie Mae, Freddie Mac and Government National Mortgage Association net worth requirements.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

      The following table presents the actual capital ratios and amounts, and minimum required capital ratios for the Company to maintain a “well-capitalized” status by the Board of Governors of the Federal Reserve System at March 31, 2004 and at December 31, 2003:

		March 31, 2004		December 31, 2003
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

		(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	8.0%	$8,833,951	8.3%	$8,082,963
Risk-Based Capital
Tier 1	6.0%	11.8%	$8,833,951	12.8%	$8,082,963
Total	10.0%	12.5%	$9,382,381	13.7%	$8,609,996

(1)	Minimum required to qualify as “well-capitalized.”

Note 15 —	Legal Proceedings

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

Note 16 —	Subsequent Events

      On April 20, 2004, the Company’s Board of Directors declared a dividend of $0.15 per common share, payable June 1, 2004 to shareholders of record on May 13, 2004.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

Note 17 —	Summarized Financial Information

      Summarized financial information for Countrywide Financial Corporation and subsidiaries is as follows:

	March 31, 2004

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(Dollar amounts in thousands)
Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$19,310,230	$41,862	$—	$19,352,092
Mortgage servicing rights, net	—	6,406,491	—	—	6,406,491
Trading securities	—	—	12,793,231	—	12,793,231
Securities purchased under agreements to resell	—	1,965,313	19,719,600	(8,928,146)	12,756,767
Loans held for investment, net	—	10,976,589	18,964,583	(472)	29,940,700
Investments in other financial instruments	—	2,032,737	9,234,353	—	11,267,090
Other assets	10,176,463	4,605,745	15,817,407	(22,839,202)	7,760,413

Total assets	$10,176,463	$45,297,105	$76,571,036	$(31,767,820)	$100,276,784

Indebtedness	$1,267,801	$35,553,864	$18,335,626	$(14,461,720)	$40,695,571
Deposit liabilities	—	—	12,225,440	—	12,225,440
Other liabilities	122,656	6,269,940	41,245,140	(9,067,969)	38,569,767
Equity	8,786,006	3,473,301	4,764,830	(8,238,131)	8,786,006

Total liabilities and equity	$10,176,463	$45,297,105	$76,571,036	$(31,767,820)	$100,276,784

	Quarter Ended March 31, 2004

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(Dollar amounts in thousands)
Statements of Earnings:
Revenues	$3,415	$1,125,861	$1,143,120	$(57,493)	$2,214,903
Expenses	3,196	628,072	516,696	(57,021)	1,090,943
Provision for income taxes	85	194,397	238,688	(182)	432,988
Equity in net earnings of subsidiaries	690,838	—	—	(690,838)	—

Net earnings	$690,972	$303,392	$387,736	$(691,128)	$690,972

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

	December 31, 2003

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(Dollar amounts in thousands)
Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$24,068,487	$35,138	$—	$24,103,625
Mortgage servicing rights, net	—	6,863,625	—	—	6,863,625
Trading securities	—	—	10,924,380	—	10,924,380
Securities purchased under agreements to resell	—	110,000	21,553,496	(11,315,394)	10,348,102
Loans held for investment, net	—	11,681,056	14,687,531	(532)	26,368,055
Investment in other financial instruments	34,141	2,600,461	10,283,046	34,447	12,952,095
Other assets	9,410,093	6,646,851	17,819,719	(27,458,872)	6,417,791

Total assets	$9,444,234	$51,970,480	$75,303,310	$(38,740,351)	$97,977,673

Indebtedness	$1,266,575	$42,042,516	$16,679,720	$(20,040,350)	$39,948,461
Deposit liabilities	—	—	9,327,671	—	9,327,671
Other liabilities	92,943	6,630,780	45,341,971	(11,448,869)	40,616,825
Equity	8,084,716	3,297,184	3,953,948	(7,251,132)	8,084,716

Total liabilities and equity	$9,444,234	$51,970,480	$75,303,310	$(38,740,351)	$97,977,673

	Quarter Ended March 31, 2003

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(Dollar amounts in thousands)
Statements of Earnings:
Revenues	$9,708	$740,993	$744,472	$(44,549)	$1,450,624
Expenses	1,914	557,133	411,298	(44,289)	926,056
Provision for income taxes	2,962	69,867	125,547	(99)	198,277
Equity in net earnings of subsidiaries	321,459	—	—	(321,459)	—

Net earnings	$326,291	$113,993	$207,627	$(321,620)	$326,291

Note 18	— Recently Issued Accounting Standards

      In March 2004, the Emerging Issues Task Force of the FASB reached consensus opinions regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. The consensus opinions, detailed in Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” add to the Company’s impairment assessment requirements detailed in Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.” The new measurement requirements are

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

applicable to Countrywide’s Quarterly Report for the quarter ending June 30, 2004. The Company has included the new disclosure requirements in its 2003 Annual Report and in this Quarterly Report.

      The effect of this pronouncement on Countrywide will be to require management to include in its assessment of impairment of securities classified as available-for-sale whether the Company has the ability and intent to hold the investment for a reasonable period of time sufficient for the fair value of the security to recover, and whether evidence supporting the recoverability of the Company’s investment within a reasonable period of time outweighs evidence to the contrary. Management does not expect the implementation of these consensuses to have a significant impact on the Company’s financial condition or earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2003. As such, a reading of the Annual Report on Form 10-K is necessary to an informed understanding of the following discussions.

Stock Split Effected as a Stock Dividend

      In April 2004, we completed a 3-for-2 stock split effected as a stock dividend. All references in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations to the number of common shares and earnings per share amounts have been adjusted accordingly.

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

      Total U.S. residential mortgage loan originations were approximately $585 billion in the quarter ended March 31, 2004, a decrease of approximately $290 billion, or 33%, from the year-ago period (Source: Inside Mortgage Finance). During this same time period our production volume decreased 26%. In spite of the decline in production in the quarter ended March 31, 2004 from the year-ago quarter, the pre-tax earnings in our Mortgage Banking segment increased 126%. This was primarily the result of a reduction in net MSR impairment in the servicing sector combined with a significant increase in production sector margins driven by increased sales of subprime and home equity loans. Earnings from our related businesses also increased. As a result, our net earnings reached $691.0 million in the quarter ended March 31, 2004, an increase of $364.7 million, or 112%, from the year-ago period.

      For 2004, forecasters predict a substantial reduction in total U.S. mortgage production, due to an expected decline in mortgage refinance activity in comparison to 2003. We believe that a market within the forecasted range would still be favorable for our loan production business, although we would expect increased competitive pressures to have some impact on the profitability of that business. A reduction in mortgage refinance activity should result, however, in an increase in profitability from our investment in mortgage servicing rights. A decline in mortgage production would likely result in a reduction in mortgage securities trading and underwriting volume, which may negatively impact the profitability of our Capital Markets Segment. However, we expect earnings in our Banking Segment to increase, primarily as a result of growth in its mortgage loan portfolio. As a result of declining interest rates during the quarter ended March 31, 2004, the pipeline of loans in process at March 31, 2004 increased by 74% to $57.4 billion compared to $33.0 billion at December 31, 2003. A large pipeline of loans in process is a leading indicator of strong funding performance in the short term.

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

      We also face credit risk, primarily related to our residential mortgage production activities. Credit risk is the potential for financial loss resulting from the failure of a mortgagor or an institution to honor its contractual obligations to us. We manage mortgage credit risk principally by securitizing substantially all mortgage loans that we produce, and by only retaining high credit quality mortgages in our loan portfolio.

      Our liquidity and financing requirements are significant. We meet these requirements in a variety of ways including use of the public corporate debt and equity markets, mortgage and asset-backed securities markets, and through the financing activities of our bank. The objective of our liquidity management is to ensure that sufficient diverse and reliable sources of cash are available to meet our funding needs on a cost-effective basis. Our ability to raise financing at the level and cost required to compete effectively is dependent on maintaining our high credit standing, which is evidenced primarily by our credit ratings.

      The mortgage industry has undergone rapid consolidation in recent years and we expect this trend to continue in the future. Today the industry is dominated by large, sophisticated financial institutions. To compete effectively in the future, we will be required to maintain a high level of operational, technological and managerial expertise, as well as an ability to attract capital at a competitive cost. We believe that we will benefit from industry consolidation through increased market share and more rational price competition.

      Countrywide is a diversified financial services company, with mortgage banking at its core. Our goal is to be the leader in the mortgage banking business in the future. We plan to leverage our position in mortgage banking to grow our related businesses.

Critical Accounting Policies

      The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to our mortgage securitization activities and the ongoing valuation of retained interests, particularly Mortgage Servicing Rights (“MSRs”), that arise from those activities, as well as our interest rate risk management activities. Our critical accounting policies involve accounting for gains on sales of loans and securities, the valuation of MSRs and other retained interests, and accounting for our derivatives and interest rate risk management activities. These policies are described in further detail in our Annual Report on Form 10-K for the year ended December 31, 2003.

Quarter Ended March 31, 2004 Compared to the Quarter Ended March 31, 2003

Consolidated Earnings Performance

      Our diluted earnings per share for the quarter ended March 31, 2004 was $2.22, an 82% increase over diluted earnings per share for the quarter ended March 31, 2003. Net earnings were $691.0 million, an 112% increase from the quarter ended March 31, 2003. This earnings performance was driven primarily by significantly reduced losses from our MSRs combined with increased production margins driven primarily by an increase in sales of subprime and home equity loans during the period.

      Industry-wide, residential mortgage originations were approximately $585 billion during the first quarter of 2004, down from approximately $875 billion in the first quarter of 2003 (Source: Inside Mortgage Finance). Approximately 58% of the residential mortgages produced in the first quarter of 2004 were refinancing transactions triggered primarily by continued low mortgage rates. The balance of mortgages produced related to home purchases.

      The decreased demand for mortgages resulted in lower production volumes in the quarter ended March 31, 2004. Increased sales of high-margin subprime and home equity loans bolstered the Loan Production sector margin and enabled us to realize pre-tax earnings of $941.9 million for the quarter, an increase of $59.6 million from the year-ago period.

      The pre-tax loss in the Servicing Sector, which incorporates the performance of our MSRs and other retained interests, was $158.2 million, an improvement of $395.8 million over the year-ago period. This decrease in pre-tax loss was primarily attributable to the combined amount of amortization and impairment, net of Servicing Hedge gains, totaling $736.5 million in the current quarter, as compared to $1,018.6 million in the year-ago period.

      These sectors combined to produce pre-tax earnings of $802.2 million in the Mortgage Banking Segment for the quarter ended March 31, 2004, an increase of 126% from the quarter ended March 31, 2003.

      Our non-mortgage banking businesses also were significant contributors to the earnings performance in the quarter ended March 31, 2004. In particular, our Capital Markets Segment recorded pre-tax earnings of $153.2 million, as compared to $96.1 million in the year-ago period. This segment’s results in the current period were bolstered by increased revenues from its mortgage conduit activities. In addition, our Banking Segment increased its pre-tax earnings by $62.3 million over the year ago quarter, driven primarily by growth in mortgage loans in Treasury Bank. In total, non-mortgage banking businesses contributed $321.8 million in pre-tax earnings for the quarter ended March 31, 2004, an increase of 89% from the year-ago period.

Operating Segment Results

      Pre-tax earnings by segment are summarized below:

	Quarter Ended March 31,

	2004	2003

	(Dollar amounts
	in thousands)
Mortgage Banking:
Production	$941,887	$882,300
Servicing	(158,219)	(554,032)
Loan Closing Services	18,532	25,983

Total Mortgage Banking	802,200	354,251

Other Businesses:
Capital Markets	153,151	96,112
Banking	105,608	43,333
Insurance	51,995	24,758
Global Operations	11,731	5,796
Other	(725)	318

Total Other Businesses	321,760	170,317

Pre-tax earnings	$1,123,960	$524,568

      Mortgage loan production by segment and product is summarized below:

	Quarter Ended
	March 31,

	2004	2003

	(Dollar amounts
	in millions)
Segment:
Mortgage Banking	$67,484	$96,595
Capital Markets’ conduit acquisitions	3,324	4,074
Treasury Bank	5,396	1,734

	$76,204	$102,403

Product:
Prime	$64,023	$95,598
Prime Home Equity	5,289	3,482
Subprime	6,892	3,323

	$76,204	$102,403

Mortgage Banking Segment

      The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors.

     Loan Production Sector

      The Loan Production Sector produces mortgage loans through the three production divisions of Countrywide Home Loans, (“CHL”) — Consumer Markets, Wholesale Lending and Correspondent Lending, as well as through Full Spectrum Lending, Inc. (“FSLI”).

      The pre-tax earnings of the Loan Production Sector are summarized below:

	Quarter Ended March 31,

	2004		2003

		Percent of Loan		Percent of Loan
	Dollars	Production Volume	Dollars	Production Volume

	(Dollar amounts in thousands)
Revenues	$1,562,143	2.32%	$1,378,890	1.43%
Expenses:
Operating expenses	521,158	0.77%	416,224	0.43%
Allocated corporate expenses	99,098	0.15%	80,366	0.09%

Total expenses	620,256	0.92%	496,590	0.52%

Pre-tax earnings	$941,887	1.40%	$882,300	0.91%

      Decreased demand for residential mortgages resulted in lower production volume in the quarter ended March 31, 2004 compared to the year-ago period. The reduction in total U.S. mortgage loan production was partially offset by an increase in our market share from the year ago period. Our mortgage loan production market share was 13% in the quarter ended March 31, 2004, up from 12% in the quarter ended March 31, 2003 (Source: Inside Mortgage Finance).

      Revenues increased over the year ago period due to increased sales of subprime and home equity loans. Combined sales of these products were $12.4 billion in the current quarter compared to $1.2 billion in the year-ago quarter. The associated increase in revenues was approximately $585.8 million. Revenues from sales of prime loans decreased by approximately $618.7 million, in line with the reduction in loans produced.

      Operating expenses increased over the year-ago period due to a planned reduction in productivity to sustainable levels as well as to a shift in the divisional mix of production towards more retail production and less correspondent production.

      The following table shows total Mortgage Banking loan production volume by division:

	Quarter Ended
	March 31,

	2004	2003

	(Dollar amounts
	in millions)
Correspondent Lending Division	$28,787	$49,822
Consumer Markets Division	20,235	22,242
Wholesale Lending Division	15,638	23,245
Full Spectrum Lending, Inc.	2,824	1,286

	$67,484	$96,595

      Mortgage Banking loan production for the quarter ended March 31, 2004 decreased 30% in comparison to the year-ago period. The decrease was due primarily to a decline in non-purchase loan production of 47% partly offset by an increase in purchase production of 26%. The increase in purchase loans is significant because this is the relatively stable growth component of the mortgage market, with average annual growth of 10% over the last 10 years. (The non-purchase, or refinance, component of the mortgage market is highly volatile because it is driven almost exclusively by prevailing mortgage rates.)

      The following table summarizes Mortgage Banking loan production by purpose and by interest rate type:

	Quarter Ended
	March 31,

	2004	2003

	(Dollar amounts
	in millions)
Purpose:
Purchase	$27,614	$21,876
Non-purchase	39,870	74,719

	$67,484	$96,595

Interest Rate Type:
Fixed Rate	$40,831	$85,610
Adjustable Rate	26,653	10,985

	$67,484	$96,595

      The volume of Mortgage Banking Prime Home Equity and Subprime Mortgage Loans produced (which is included in our total volume of loans produced) increased 96% during the current period from the prior period. Details are shown in the following table.

	Mortgage
	Production Quarter
	Ended March 31,

	2004	2003

	(Dollar amounts
	in millions)
Prime Home Equity Loans	$3,729	$2,543
Subprime Mortgage Loans	6,048	2,439

	$9,777	$4,982

Percent of total loan production	14.5%	5.2%

      Prime Home Equity and Subprime Mortgage Loans carry higher profit margins historically, and the demand for such loans is believed to be less rate sensitive than the demand for prime home mortgage loans. Consequently, Management believes these loans will be a significant component of the sector’s future growth, in particular if mortgage rates should rise significantly.

      During the quarter ended March 31, 2004, the Loan Production Sector operated at approximately 106% of planned operational capacity, compared to 116% during the year-ago period. The primary capacity constraint in our loan origination activities is the number of loan operations personnel we have on staff. Therefore, we measure planned capacity with reference to the number of our loan operations personnel multiplied by the number of loans we expect each loan operations staff person to process under normal conditions. From its peak in the third quarter of 2003, the total number of operations personnel has been reduced by approximately 2,500. Concurrent with this reduction in operations personnel has been a reduction in productivity to more sustainable levels that will result in higher overall unit costs. We plan to continue building our sales staff despite any potential further drop in loan origination volume as a primary means to increase our market share.

      The following table summarizes the Loan Production Sector workforce:

	Workforce At
	March 31,

	2004	2003

Sales	9,612	6,702
Operations:
Regular employees	7,224	6,335
Temporary staff	1,012	2,093

	8,236	8,428
Production technology	875	577
Administration and support	1,806	1,367

	20,529	17,074

      The Consumer Markets Division continued to grow its commissioned sales force during the period. At March 31, 2004, the commissioned sales force numbered 3,694, an increase of 950 compared to the year ago period. The primary focus of the commissioned sales force is to increase overall purchase market share. The commissioned sales force contributed $6.4 billion in purchase originations during the quarter ended March 31, 2004, a 59% increase over the year-ago period. The purchase production generated by the commissioned sales force represented 75% of the Consumer Markets Division’s purchase production for the quarter ended March 31, 2004.

      Like the Consumer Markets Division, the Wholesale Lending Division and FSLI continued to grow their sales forces as a core strategy to increase market share. At March 31, 2004, the sales force in the Wholesale Lending Division numbered 918, an increase of 4% during the quarter. FSLI expanded its sales force by 436, or 22%, during the quarter.

     Loan Servicing Sector

      The Loan Servicing Sector reflects the performance of our investments in MSRs and other retained interests and associated risk management activities, as well as profits from sub-servicing activities in the United States. The Loan Servicing Sector includes a significant processing operation, consisting of approximately 5,800 employees who service our 5.3 million mortgage customers. How effectively this servicing operation manages costs and generates ancillary income from the portfolio has a significant impact on the long-term performance of this sector.

      The following table summarizes the results for the Loan Servicing Sector:

	Quarter Ended March 31,

	2004		2003

		Percentage of		Percentage of
		Average Servicing		Average Servicing
	Amount	Portfolio*	Amount	Portfolio*

	(Dollar amounts in thousands)
Revenues	$771,864	0.469%	$606,898	0.515%
Servicing Hedge gains	672,796	0.409%	6,361	0.005%
Amortization	(413,682)	(0.252)%	(362,500)	(0.307)%
Impairment	(995,645)	(0.605)%	(662,413)	(0.562)%
Operating expenses	(103,551)	(0.063)%	(92,057)	(0.078)%
Allocated corporate expenses	(18,245)	(0.011)%	(17,371)	(0.015)%
Interest expense, net	(71,756)	(0.043)%	(32,950)	(0.028)%

Pre-tax loss	$(158,219)	(0.096)%	$(554,032)	(0.470)%

Average Servicing Portfolio	$657,876,000		$471,555,000

*	Annualized

      The Loan Servicing Sector experienced a pre-tax loss of $158.2 million during the recent period, driven by high amortization and impairment of our retained interests. The amortization and impairment charges reflect the loss in value of our retained interests, which was primarily due to the high level of actual and projected prepayments in our mortgage servicing portfolio. In general, the value of the MSRs and other retained interests is closely linked to the estimated life of the underlying loans, which decreased during both quarters due to the decrease in mortgage rates. The combined amortization and impairment charge was $1,409.3 million and $1,024.9 million during the quarter ended March 31, 2004 and 2003, respectively.

      During the quarter ended March 31, 2004, the Servicing Hedge generated a gain of $672.8 million. This gain resulted from a decrease in long-term Treasury and swap rates, which indices underlie the derivatives and securities that constitute the primary component of the Servicing Hedge. Amortization and impairment, net of the Servicing Hedge, was $736.5 million for the quarter ended March 31, 2004, a decrease of $282.0 million over the quarter ended March 31, 2003. In a stable interest rate environment, Management would expect no significant impairment and would expect to incur expenses related to the Servicing Hedge driven primarily by time decay on options used in the hedge, which in turn depend on various factors such as the size and composition of the hedge, the shape of the yield curve and the level of implied interest rate volatility.

      Despite the high level of prepayments, we increased our servicing portfolio to $682.8 billion at March 31, 2004, a 36% increase from March 31, 2003. At the same time, the overall weighted-average note rate of loans in our servicing portfolio declined from 6.6% to 6.0%.

Loan Closing Services Sector

      The LandSafe companies produced $18.5 million in pre-tax earnings, representing a decrease of 29% from the year-ago period. The decrease in LandSafe’s pre-tax earnings was primarily due to the decrease in our loan origination activity.

Non-Mortgage Banking Businesses

      To leverage our mortgage banking platform, as well as to reduce the variability of earnings due to changes in mortgage interest rates, we have expanded into other financial services. These other businesses are grouped into the following segments: Capital Markets, Banking, Insurance, and Global Operations.

Capital Markets Segment

      Our Capital Markets Segment achieved pre-tax earnings of $153.2 million for the quarter, an increase of $57.0 million, or 59%, from the year-ago period. Total revenues were $223.4 million, an increase of $60.8 million, or 37% compared to the year-ago period. This segment’s performance continues to be driven by a highly favorable operating environment consisting of a robust mortgage securities market, high mortgage securities price volatility, and low short-term financing costs.

      The following table shows pre-tax income of the Capital Market Segment:

	Quarter Ended
	March 31,

	2004	2003

	(Dollar amounts
	in thousands)
Revenues:
Conduit	$107,333	$63,621
Underwriting	63,262	36,329
Securities trading	49,138	60,319
Brokering	4,032	3,608
Other	(369)	(1,248)

Total revenues	223,396	162,629
Expenses:
Operating expenses	67,935	63,800
Allocated corporate expenses	2,310	2,717

Total expenses	70,245	66,517

Pre-tax income:
	$153,151	$96,112

      During the quarter ended March 31, 2004, the Capital Markets Segment generated revenues totaling $107.3 million from its conduit activities, which include brokering and managing the acquisition, sale or securitization of whole loans on behalf of CHL. Conduit revenues for the quarter ended March 31, 2004 increased 69% in comparison to the year-ago period primarily as a result of an increase in the average inventory of conduit loans held combined with an increase in mortgage sales.

      Underwriting revenues increased $26.9 million over the year-ago period primarily as a result of increased sales of our subprime and home equity securities during the period.

      Trading revenues declined 18% due to a 12% decline in trading volume, excluding trading of U.S. Treasury securities. Including U.S. Treasury securities, the total securities volume traded increased 8% over the year-ago period. Effective January 15, 2004, CSC became a “Primary Dealer” and as such is an authorized counterparty with the Federal Reserve Bank of New York in its open market operations. As a result of this new status, trading activities associated with U.S. Treasury Securities are expected to begin generating meaningful revenues in the second half of 2004.

      The following table shows the composition of Countrywide Securities Corporation (“CSC”) securities trading volume, which includes intersegment trades with the mortgage banking operations, by instrument:

	Quarter Ended March 31,

	2004	2003

	(Dollar amounts
	in millions)
Mortgage-backed securities	$499,151	$603,918
U.S. Treasury securities	128,239	—
Asset-backed securities	37,607	8,186
Government agency debt	18,543	25,708
Other	6,899	2,225

Total securities trading volume(1)	$690,439	$640,037

(1)	Approximately 11% and 12% of the segment’s total securities trading volume was with CHL during the quarter ended March 31, 2004 and 2003, respectively.

      In the quarter ended March 31, 2004, underwriting revenues totaled $63.3 million, an increase of 74% compared to the year ago period. This increase was attributable to an 80% increase in underwriting volume from the year ago period. The increase in underwriting volume was due primarily to increased securitizations by the mortgage banking segment.

Banking Segment

      The Banking Segment achieved pre-tax earnings of $105.6 million during the quarter ended March 31, 2004, as compared to $43.3 million for the year-ago period. Following is the composition of pre-tax earnings by company:

	Quarter Ended
	March 31,

	2004	2003

	(Dollar amounts
	in thousands)
Treasury Bank (“Bank”)	$93,588	$28,227
Countrywide Warehouse Lending (“CWL”)	15,625	18,101
Allocated corporate expenses	(3,605)	(2,995)

	$105,608	$43,333

      The Bank’s revenues and expenses are summarized in the following table:

	Quarter Ended
	March 31,

	2004	2003

	(Dollar amounts
	in thousands)
Interest income	$228,016	$64,937
Interest expense	110,020	30,875

Net interest income before provision for loan losses	117,996	34,062
Provision for loan losses	8,408	2,495

Net interest income	109,588	31,567
Non-interest income	16,211	15,655
Non-interest expense	32,211	18,995

Pre-tax earnings	$93,588	$28,227

      The components of net interest income before provision for loan losses are summarized below:

	Quarter Ended March 31,

	2004		2003

	Dollars	Rate	Dollars	Rate

	(Dollar amounts in thousands)
Net interest income before provision for loan losses:
Yield on interest-earning assets:
Mortgage loans held for investment	$187,135	4.56%	$33,808	4.92%
Securities available for sale	35,708	4.13%	27,489	3.62%
Other	5,173	2.29%	3,640	1.62%

Total yield on interest-earning assets	228,016	4.39%	64,937	3.89%

Cost of interest-bearing liabilities:
Deposits	44,399	1.79%	18,598	1.69%
FHLB advances	61,202	3.13%	11,988	3.55%
Other	4,419	1.10%	289	1.32%

Total cost of interest-bearing liabilities	110,020	2.27%	30,875	2.11%

Net interest income before provision for loan losses	$117,996	2.28%	$34,062	2.06%

Efficiency ratio(1)	20%		37%
After-tax return on average assets	1.10%		0.99%

(1)	Non-interest expense divided by total revenue less interest expense.

      The increase in net interest income before allowance for loan losses is primarily due to a $14.1 billion increase in average interest-earning assets, primarily mortgage loans, combined with an increase in net interest margin of 22 basis-points. The yield on interest-earning assets increased by 50 basis points due largely to a shift in the mix of the Bank’s earning assets towards mortgage loans held for investment. The cost of interest-bearing liabilities increased due to the change in the mix of the Bank’s liabilities arising from Treasury Bank taking advantage of the availability of FHLB advances.

      The composition of the Bank’s balance sheets was as follows:

	March 31, 2004		December 31, 2003

		Yield/		Yield/
	Dollar	Cost	Dollar	Cost

	(Dollar amounts in millions)
Assets
Cash	$260	0.98%	$143	0.97%
Short-term investments	682	0.92%	350	1.00%
Mortgage loans, net	18,965	4.40%	14,686	4.72%
Investment securities classified as available-for-sale	2,900	4.19%	3,564	4.30%
FHLB & FRB Stock	480	4.14%	394	4.87%
Other assets	455	—	239	—

	$23,742	4.28%	$19,376	4.57%

Liabilities
Deposits
Company-controlled escrow deposit accounts	$7,419	0.90%	$5,901	0.94%
Customer	4,797	3.08%	3,427	3.18%
FHLB Advances	8,675	3.08%	6,875	3.18%
Other borrowings	693	1.07%	1,508	1.11%
Other liabilities	239	—	170	—

	21,823	2.26%	17,881	2.28%
Shareholder’s equity	1,919		1,495

	$23,742		$19,376

Non-accrual loans	$7.8		$3.7
Capital ratios:
Tier 1 Leverage	9.0%		8.6%
Tier 1 Risk-based capital	12.8%		12.8%
Total Risk-based capital	13.0%		12.9%

      The Banking Segment also includes the operation of CWL. CWL’s pre-tax earnings decreased by $2.5 million during the quarter ended March 31, 2004 in comparison to the year-ago period, primarily due to a 25% decline in average mortgage warehouse advances. The decline in average mortgage warehouse advances was attributable to a decline in the overall mortgage originations market.

Insurance Segment

      The Insurance Segment pre-tax earnings increased 110% over the year-ago period, to $52.0 million. The following table shows pre-tax earnings by business line:

	Quarter Ended March 31,

	2004	2003

	(Dollar amounts
	in thousands)
Balboa Reinsurance Company	$32,752	$19,132
Balboa Life and Casualty Operations(1)	24,004	9,008
Allocated corporate expenses	(4,761)	(3,382)

	$51,995	$24,758

(1)	Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

      The following table shows net earned premiums for the carrier operations:

	Quarter Ended March 31,

	2004	2003

	(Dollar amounts
	in thousands)
Balboa Life and Casualty Operations	$158,134	$143,384
Balboa Reinsurance Company	37,249	27,752

	$195,383	$171,136

      Our mortgage reinsurance business produced $32.8 million in pre-tax earnings, an increase of 71% over the year-ago period, driven primarily by growth of 20% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts combined with an overall increase in the ceded premium percentage.

      Our Life and Casualty insurance business produced pre-tax earnings of $24.0 million, an increase of $15.0 million from the comparable quarter in 2003. The growth in earnings was driven by a $14.8 million, or 10%, increase in net earned premiums during the quarter ended March 31, 2004 in comparison to the year-ago quarter. The growth in net earned premiums was primarily attributable to growth in lender-placed insurance.

Global Operations Segment

      Global Operations pre-tax earnings totaled $11.7 million, an increase of $5.9 million in comparison to the year-ago period. The increase in earnings was due to growth in the portfolio of mortgage loans subserviced and the number of new mortgage loans processed on behalf of Global Home Loan’s minority joint venture partner, Barclays plc.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

      Gain on sale of loans and securities is summarized below for the quarters ended March 31, 2004 and 2003:

	Quarter Ended March 31,

	2004			2003

		Gain on Sale			Gain on Sale

			As percentage			As percentage
	Loans Sold	Amount	of Loans Sold	Loans Sold	Dollars	of Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$59,600,127	$549,865	0.92%	$79,435,852	$1,168,539	1.47%
Subprime Mortgage Loans	9,615,454	533,222	5.55%	1,186,965	61,505	5.18%
Prime Home Equity Loans	2,757,498	115,104	4.17%	39,128	1,042	2.66%

Production Sector	71,973,079	1,198,191	1.66%	80,661,945	1,231,086	1.53%
Reperforming loans	1,474,137	81,950	5.56%	1,050,981	66,247	6.30%

	$73,447,216	1,280,141		$81,712,926	1,297,333

Capital Markets:
Trading securities		(23,584)			(5,491)
Conduit activities		96,750			53,624

		73,166			48,133
Other		5,360			7,104

		$1,358,667			$1,352,570

      Gain on sale of Prime Mortgage Loans decreased in the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 due primarily to lower Prime Mortgage Loan production and sales combined with lower margins. This reduction in gain on sale revenues was partially offset by increased net interest income associated with Prime Mortgage Loans. Gain on sale of Home Equity and Subprime Mortgage Loans increased in the quarter ended March 31, 2004 compared to quarter ended March 31, 2003 due primarily to increased sales of these loans. Inventory of these high-margin products had been accumulated during recent periods of high origination volume. A portion of the inventory was sold in the quarter ended March 31, 2004 to capitalize on favorable market conditions and to partly offset MSR impairment that incurred during the period.

      Reperforming loans are reinstated loans that had previously defaulted and were consequently repurchased from mortgage securities we issued. The increase in gain on sale of reperforming loans is due to an increase in the volume of loans sold. The note rate on these loans is typically higher than the current mortgage rate, and therefore, the margin on these loans is typically higher than margins on Prime Mortgage Loans.

      Capital Markets’ revenues from its trading activities consist of gains on the sale of securities and net interest income. In a very steep yield curve environment, which existed during both periods, trading revenues will derive largely or entirely from net interest income earned during the securities’ holding period. As the yield curve flattens, the mix of revenues shifts toward gain on sale of securities. The increase in Capital Markets’ gain on sale of loans related to its conduit activities was due to increased acquisitions and sales during the quarter ended March 31, 2004 in comparison to the year-ago period.

      In general, gain on sale of loans and securities is affected by numerous factors, including the volume and mix of loans sold, production channel mix, the level of price competition, the slope of the yield curve, and the effectiveness of our associated interest rate risk management activities.

Net Interest Income

      Net interest income is summarized below for the quarters ended March 31, 2004 and 2003:

	Quarter Ended March 31,

	2004	2003

	(Dollar amounts
	in thousands)
Net interest income (expense):
Mortgage loans and securities held for sale	$335,323	$116,843
Custodial balances	(39,052)	(42,552)
Servicing Sector interest expense	(85,904)	(61,818)
Capital Markets securities trading portfolio	125,148	95,780
Banking Segment loans and securities	126,474	50,337
Reperforming loans	24,898	38,995
Home equity AAA asset-backed securities	15,211	16,429
Other	17,724	13,979

Net interest income	$519,822	$227,993

      The increase in net interest income from mortgage loans and securities held for sale reflects an increase in the average mortgage inventory resulting from an increase in the average period loans were held in inventory during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The increase in net interest income was partially offset by a reduction in gain on sale of Prime Mortgage Loans.

      Net interest expense from custodial balances decreased in the current period due to the decrease in loan payoffs from the year-ago period. We are obligated to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $68.0 million and $89.5 million in the quarters ended March 31, 2004 and 2003, respectively. The decline in interest on loan payoffs was partially offset by a decline in average custodial balances of $1.4 billion, or 9%, over the prior period, due largely to the decrease in loan payoffs. In addition, the earnings rate on the custodial balances declined from 1.21% during the quarter ended March 31, 2003 to 0.82% during the quarter ended March 31, 2004.

      Interest expense allocated to the Loan Servicing Sector increased due to an increase in total sector assets.

      The increase in net interest income from the Capital Markets securities trading portfolio is attributable to an increase of 63% in the average inventory of securities held, partially offset by a decrease in the average net spread earned from 3.61% in the quarter ended March 31, 2003 to 2.89% in the quarter ended March 31, 2004.

      The increase in net interest income from the Banking Segment was primarily attributable to growth in mortgage loans in the Bank. Average assets in the Banking Segment increased to $23.6 billion during the quarter, an increase of $13.1 billion over the year-ago quarter. The average net spread earned increased to 2.2% during the quarter March 31, 2004 from 1.9% during the quarter ended March 31, 2003.

      Reperforming loans are reinstated loans that had previously defaulted and were consequently repurchased from mortgage securities issued by Countrywide or others. Such loans are subsequently securitized and resold. The decrease in interest income related to this activity is a result of a decrease in the average balance of such loans held.

Loan Servicing Fees and Other Income from Retained Interests

      Loan servicing fees and other income from retained interests are summarized below for the quarters ended March 31, 2004 and 2003:

	Quarter Ended March 31,

	2004	2003

	(Dollar amounts
	in thousands)
Servicing fees, net of guarantee fees	$557,963	$426,912
Income from other retained interests	73,658	68,967
Late charges	43,332	35,147
Prepayment penalties	42,591	35,475
Global Operations Segment subservicing fees	26,690	21,916
Ancillary fees	12,547	14,842

	$756,781	$603,259

      The increase in servicing fees, net of guarantee fees, was principally due to a 40% increase in the average servicing portfolio, partially offset by a reduction in the overall annualized net service fee earned from 0.36% of the average portfolio balance during the quarter ended March 31, 2003 to 0.34% during the quarter ended March 31, 2004. The reduction in the overall net service fee was largely due to the securitization of excess service fees.

      The increase in income from other retained interests was due primarily to a 3% increase in investment balances during the quarter ended March 31, 2004 combined with an increase in the average effective yield of these investments from 20% in the quarter ended March 31, 2003 to 21% in the quarter ended March 31, 2004. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of nonconforming mortgage loans, particularly subprime and home equity loans.

      Higher prepayment penalty income in the quarter ended March 31, 2004 corresponded to the increase in subprime loan payoffs during the quarter.

      The increase in subservicing fees earned in the Global Operations Segment was primarily due to growth in the portfolio subserviced. The Global Operations subservicing portfolio was $111 billion and $91 billion at March 31, 2004 and 2003, respectively.

Amortization of Mortgage Servicing Rights

      We recorded amortization of MSRs of $413.7 million during the quarter ended March 31, 2004 as compared to $362.5 million during the quarter ended March 31, 2003. The increase in amortization of MSRs was primarily due to an increase in the cost basis of the MSRs attributable to growth in our servicing portfolio. The MSR amortization rate was 19.9% for the quarter ended March 31, 2004 as compared to 18.7% for the quarter ended March 31, 2003.

Impairment of Retained Interest and Servicing Hedge Gains

      Impairment of retained interests and Servicing Hedge gains are detailed below for the quarters ended March 31, 2004 and 2003:

	Quarter Ended March 31,

	2004	2003

	(Dollar amounts
	in thousands)
Impairment of retained interests:
MSRs	$902,230	$602,942
Other retained interests	93,415	59,471

	$995,645	$662,413

Servicing Hedge gains recorded through earnings	$672,796	$6,361

      The impairment of MSRs and other retained interests during the quarter ended March 31, 2004 resulted from a decrease in the estimated fair value of those investments driven by a decrease in mortgage rates during the quarter. A small decline in mortgage rates combined with an increase in estimated market required yields during the quarter ended March 31, 2003, resulted in MSR impairment of $662.4 million.

      Rising mortgage rates in the future should result in an increase in the estimated fair value of the MSRs and recovery of all or a portion of the impairment reserve. The MSR amortization rate, which is tied to the expected net cash flows from the MSRs, likewise should reduce as mortgage rates rise.

      During the quarter ended March 31, 2004, long-term Treasury and swap rates decreased, resulting in a Servicing Hedge gain of $672.8 million. During the quarter ended March 31, 2003, the Servicing Hedge generated a gain of $6.4 million as long-term Treasury and swap rates were basically unchanged.

      The Servicing Hedge is intended to moderate the effect on earnings caused by changes in the estimated fair value of MSRs and other retained interests that generally result from changes in mortgage rates. Rising interest rates in the future will result in Servicing Hedge losses.

Net Insurance Premiums Earned

      The increase in net insurance premiums earned is primarily due to an increase in lender-placed and voluntary lines of businesses.

Commissions and Other Income

      Commissions and other income consisted of the following for the quarters ended March 31, 2004 and 2003:

	Quarter Ended March 31,

	2004	2003

	(Dollar amounts
	in thousands)
Global Operations Segment processing fees	$21,290	$18,334
Credit report fees, net	17,881	17,840
Insurance agency commissions	15,936	13,263
Appraisal fees, net	14,998	15,424
Title services	10,793	11,787
Other	39,883	37,570

	$120,781	$114,218

      The increase in processing fees earned in the Global Operations Segment was due to growth in the number of loans processed.

      The decrease in net appraisal and title services fees is primarily due to the decrease in mortgage loan production.

Compensation Expenses

      Compensation expenses are summarized below for the quarters ended March 31, 2004 and 2003:

	Quarter Ended March 31, 2004

	Mortgage	Other	Corporate
	Banking	Businesses	Administration	Total

	(Dollar amounts in thousands)
Base salaries	$229,603	$63,643	$54,242	$347,488
Incentive bonus and commissions	248,802	47,208	25,314	321,324
Payroll taxes and benefits	85,961	15,645	17,082	118,688
Deferral of loan origination costs	(108,557)	—	—	(108,557)

Total compensation expenses	$455,809	$126,496	$96,638	$678,943

Average workforce, including temporary staff	26,383	5,053	3,447	34,883

	Quarter Ended March 31, 2003

	Mortgage	Other	Corporate
	Banking	Businesses	Administration	Total

	(Dollar amounts in thousands)
Base salaries	$199,651	$54,314	$45,634	$299,599
Incentive bonus and commissions	210,736	48,540	15,248	274,524
Payroll taxes and benefits	66,460	11,876	12,463	90,799
Deferral of loan origination costs	(86,555)	—	—	(86,555)

Total compensation expenses	$390,292	$114,730	$73,345	$578,367

Average workforce, including temporary staff	22,844	4,926	2,861	30,631

      Compensation expenses increased $100.6 million, or 17%, during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.

      Compensation expenses in the Mortgage Banking Segment increased primarily due to growth in the loan production sales force. In the Loan Production Sector, compensation expenses increased $54.1 million, or 17%, as a result of a 19% increase in average staff, primarily the sales force. In the Loan Servicing Sector, compensation expense rose $11.3 million, or 20%, as a result of an increase in average staff of 10% to support a 25% increase in the number of loans serviced.

      Incremental direct costs associated with the origination of loans are deferred when incurred. When the related loan is sold, the costs deferred are included as a component of gain on sale. See “Note 2 — Summary of Significant Accounting Policies — Financial Statement Reclassifications” in the December 31, 2003 10-K for a further discussion of deferred origination costs.

      Compensation expenses increased in all other business segments and corporate administration reflecting their growth and growth in the Company.

Occupancy and Other Office Expenses

      Occupancy and other office expenses for the quarter ended March 31, 2004 increased by $40.3 million or 32%, primarily to accommodate personnel growth in the loan production operations, which accounted for 64% of the increase, as well as in the non-mortgage banking businesses, which accounted for 12% of the increase in this expense.

Insurance Claim Expenses

      Insurance claim expenses were $84.7 million, or 43%, of net insurance premiums earned for the quarter ended March 31, 2004, as compared to $88.1 million, or 51%, of net insurance premiums earned for the quarter ended March 31, 2003. Balboa Life and Casualty’s loss ratio (including allocated loss adjustment expenses) decreased from 56% for the quarter ended March 31, 2003 to 51% for the quarter ended March 31, 2004, due to lower claims experience in both voluntary homeowners’ and lender-placed insurance lines. Reinsurance claims expenses are a function of expected remaining losses and premiums. These decreased $2.0 million over the quarter ended March 31, 2003.

Other Operating Expenses

      Other operating expenses for the quarters ended March 31, 2004 and 2003 are summarized below:

	Quarter Ended March 31,

	2004	2003

	(Dollar amounts
	in thousands)
Insurance commission expense	$32,911	$32,874
Marketing expense	32,136	21,330
Professional fees	19,618	16,217
Travel and entertainment	17,257	13,442
Bad debt expense	14,703	20,491
Insurance	14,243	7,770
Software amortization and impairment	9,740	9,604
Taxes and licenses	8,493	7,495
Other	23,697	17,246
Deferral of loan origination costs	(13,344)	(14,420)

	$159,454	$132,049

Quantitative and Qualitative Disclosure About Market Risk

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

Impact of Changes in Interest Rates on the Net Value of the Company’s Interest Rate — Sensitive Financial Instruments

      We perform various sensitivity analyses that quantify the net financial impact of changes in interest rates on our interest rate-sensitive assets, liabilities and commitments. These analyses incorporate assumed changes in the interest rate environment including selected hypothetical (instantaneous) parallel shifts in the yield curve. Utilizing these analyses, the following table summarizes the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of March 31, 2004, given several hypothetical (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value

Change in Interest Rates (basis points)	-100	-50	+50	+100

	(Dollar amounts in millions)
MSRs and other financial instruments:
MSR and other retained interests	$(2,651)	$(1,370)	$1,228	$2,151
Impact of Servicing Hedge:
Mortgage-based	55	33	(47)	(114)
Swap-based	1,133	494	(347)	(521)
Treasury-based	1,220	556	(373)	(418)

MSRs and other retained interests, net	(243)	(287)	461	1,098

Committed Pipeline	212	195	(361)	(816)
Mortgage Loan Inventory	763	495	(674)	(1,445)
Impact of associated derivative instruments:
Mortgage-based	(1,226)	(788)	1,103	2,449
Treasury-based	192	70	(11)	(4)

Committed pipeline and mortgage loan inventory, net	(59)	(28)	57	184

Treasury Bank:
Securities portfolio	43	27	(38)	(83)
Mortgage loans	237	120	(122)	(270)
Deposit liabilities	(122)	(61)	61	121
Federal Home Loan Bank Advances	(279)	(137)	132	260

	(121)	(51)	33	28

Notes payable and capital securities	(552)	(275)	274	546
Impact of associated derivative instruments:
Swap-based	54	27	(28)	(59)

	Change in Fair Value

Change in Interest Rates (basis points)	-100	-50	+50	+100

	(Dollar amounts in millions)
Notes payable and capital securities, net	(498)	(248)	246	487

Prime home equity line of credit senior securities	5	3	(3)	(6)
Other mortgage loans held for investment	(25)	(19)	33	57
Insurance company investment portfolios	26	14	(15)	(32)

Net change in fair value related to MSRs and financial instruments	$(915)	$(616)	$812	$1,816

Net change in fair value related to broker-dealer trading securities	$(8)	$(6)	$10	$28

      The following table summarizes the estimated change in fair value of the Company’s interest rate-sensitive assets, liabilities and commitments as of December 31, 2003, given several hypothetical (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value

Change in Interest Rate (basis points)	-100	-50	+50	+100

	(Dollar amounts in millions)
Net change in fair value related to MSRs and financial instruments	$(668)	$(630)	$831	$1,747

Net change in fair value related to broker-dealer trading securities	$(1)	$2	$(10)	$(28)

      These sensitivity analyses are limited in that they were performed at a particular point in time; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that result from changes in interest rates. In addition, not all of the changes in fair value would impact current period earnings. For example, MSRs are carried at the lower of cost or market and impairment reserves are computed by interest rate stratum. Therefore, absent hedge accounting, the increase in the value of the MSRs that is recorded in current period earnings would be limited to recovery of the impairment reserve for each stratum. The total impairment reserve was $1.7 billion at March 31, 2004. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

Foreign Currency Risk

      We occasionally issue medium-term notes denominated in a foreign currency. We manage the foreign currency risk associated with these medium-term notes through currency swap transactions. The terms of the currency swaps effectively translate the medium-term notes into U.S. dollar obligations, thereby eliminating the associated foreign currency risk. As a result, potential changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

Credit Risk

Securitization

      Substantially all mortgage loans we produce are securitized and sold into the secondary mortgage market. As described in our Annual Report on Form 10-K for the year ended December 31, 2003, the degree to which credit risk on the underlying loans is transferred through the securitization process depends on the structure of the securitization. Our prime first mortgage loans generally are securitized on a non-recourse basis, while

Prime Home Equity Loans and Subprime Mortgage Loans generally are securitized with limited recourse for credit losses.

      Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. These amounts at March 31, 2004 are as follows:

March 31, 2004

(Dollar amounts
in thousands)
Subordinated Interests:
Prime home equity residual securities	$300,832
Subprime residual securities	867,699
Prime home equity transferors’ interests	205,367

$1,373,898

Corporate guarantees in excess of recorded reserves	$156,048

      The carrying value of the residual securities is net of expected future credit losses.

      Related to our non-recourse and limited recourse securitization activities, the total credit losses incurred for the three months ended March 31, 2004 and 2003 are summarized as follows:

	Quarter Ended
	March 31,

	2004	2003

	(Dollar amounts
	in thousands)
Subprime securitizations with retained residual interest	$9,086	$15,312
Repurchased or indemnified loans	13,282	6,074
Subprime securitizations with corporate guarantee	6,585	16,404
Prime home equity securitizations with retained residual interest	6,049	2,545
VA losses in excess of VA guarantee	439	631
Prime home equity securitizations with corporate guarantee	3,299	984

	$38,740	$41,950

Mortgage Reinsurance

      We provide mortgage reinsurance through contracts with several primary mortgage insurance companies on mortgage loans included in our servicing portfolio. Under these contracts, we absorb mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a cap, in exchange for a portion of the pool’s mortgage insurance premium. Approximately $69.2 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At March 31, 2004, the maximum aggregate losses under the reinsurance contracts were $407.4 million. We are required to pledge securities to cover this potential liability. For the three months ended March 31, 2004, we did not incur any losses under our reinsurance contracts.

Mortgage Loans Held for Sale

      At March 31, 2004, mortgage loans held for sale amounted to $19.4 billion. While the loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

Portfolio Lending Activities

      We have a growing portfolio, primarily in our bank, of Prime Mortgage and Prime Home Equity Loans held for investment, which amounted to $25.5 billion at March 31, 2004. A portion of the Prime Home Equity Loans held in the bank are covered by a pool insurance policy that provides partial protection against credit losses. Otherwise, we generally retain full credit exposure on these loans. Our allowance for credit losses related to all mortgage loans held for investment amounted to $93.1 million at March 31, 2004.

      We also provide short-term secured mortgage loan warehouse advances to various lending institutions, which totaled $2.7 billion at March 31, 2004. We incurred no credit losses related to this activity in the quarter ended March 31, 2004.

Counterparty Credit Risk

      We have exposure to credit loss in the event of nonperformance by our trading counterparties and counterparties to our various over-the-counter derivative financial instruments. We manage this credit risk by selecting only well-established, financially strong counterparties, spreading the credit risk among many such counterparties, and by placing contractual limits on the amount of unsecured credit risk from any single counterparty.

      The aggregate amount of counterparty credit exposure at March 31, 2004, before and after collateral held by Countrywide, was as follows:

(Dollar amounts
in millions)

Aggregate credit exposure before collateral held	$1,302
Less: collateral held	(788)

Net aggregate unsecured credit exposure	$514

      For the three months ended March 31, 2004, the Company incurred no credit losses due to the non-performance of any of its counterparties.

Loan Servicing

      The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, for the periods indicated.

	Quarter Ended March 31,

	2004	2003

	(Dollar amounts
	in millions)
Summary of changes in the servicing portfolio:
Beginning owned servicing portfolio	$630,451	$441,267
Add: Loan production	76,204	102,403
Purchased MSRs	9,178	1,578
Less: Runoff(1)	(48,292)	(54,126)

Ending owned servicing portfolio	667,541	491,122
Subservicing portfolio	15,307	10,957

Total servicing portfolio	$682,848	$502,079

	March 31,

	2004	2003

Composition of owned servicing portfolio at period end:
Conventional mortgage loans	$537,595	$390,648
FHA-insured mortgage loans	42,879	44,536
VA-guaranteed mortgage loans	13,723	14,533
Subprime mortgage loans	45,372	24,642
Prime Home Equity loans	27,972	16,763

Total owned servicing portfolio	$667,541	$491,122

Delinquent mortgage loans(2):
30 days	1.92%	2.22%
60 days	0.54%	0.67%
90 days or more	0.74%	0.88%

Total delinquent mortgage loans	3.20%	3.77%

Loans pending foreclosure(2)	0.42%	0.53%

Delinquent mortgage loans(2):
Conventional	1.85%	2.06%
Government	10.81%	10.59%
Subprime	9.92%	12.45%
Prime home equity	0.62%	0.74%
Total delinquent mortgage loans	3.20%	3.77%
Loans pending foreclosure(2):
Conventional	0.22%	0.23%
Government	1.23%	1.35%
Subprime	1.89%	2.89%
Prime Home Equity	0.04%	0.05%
Total loans pending foreclosure	0.42%	0.53%

(1)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).

(2)	Excludes subserviced loans and loans purchased at a discount due to their non-performing status and is expressed as a percentage of total number of loans serviced.

      We attribute the overall decline in delinquencies in our servicing portfolio primarily to the relative overall increase in the conventional and prime home equity portfolios, which carry lower delinquency rates than the government and subprime portfolios. We believe the delinquency rates in our servicing portfolio are consistent with industry experience for similar mortgage loan portfolios.

Liquidity and Capital Resources

      We regularly forecast our potential funding needs over a three month horizon, taking into account debt maturities and potential peak balance sheet levels. Available reliable sources of liquidity are appropriately sized to meet potential future funding requirements. We currently have $55.9 billion in reliable sources of short-term liquidity, which represents an increase of $3.4 billion in comparison to December 31, 2003. Management believes we have adequate financing capability to meet our current needs.

      At March 31, 2004 and December 31, 2003, our regulatory capital ratios were as follows:

		March 31, 2004		December 31, 2003
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	8.0%	$8,833,951	8.3%	$8,082,963
Risk-Based Capital
Tier 1	6.0%	11.8%	$8,833,951	12.8%	$8,082,963
Total	10.0%	12.5%	$9,382,381	13.7%	$8,609,996

(1)	Minimum required to qualify as “well-capitalized.”

Cash Flow

      Cash flow provided by operating activities was $3.1 billion for the three months ended March 31, 2004 compared to net cash used in operating activities of $7.3 billion for the three months ended March 31, 2003. The increase in cash flow from operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to a $17.1 billion net decrease in cash used to fund Mortgage Loan Inventory, partially offset by a net increase in cash used to fund broker-dealer activity.

      Net cash used by investing activities was $2.3 billion for the three months ended March 31, 2004, compared to $5.7 billion for the three months ended March 31, 2003. The decrease in net cash used in investing activities was primarily attributable to a $5.1 billion decrease in cash used to fund available-for-sale securities, offset by a $1.9 billion increase in cash used to fund loans held for investment.

      Net cash used by financing activities for the three months ended March 31, 2004 totaled $0.2 billion, compared to net cash provided by financing activities of $12.8 billion for the three months ended March 31, 2003. The decrease in cash used by financing activities was comprised of a $16.2 billion net decrease in short-term (primarily secured) borrowings, offset by a $2.9 billion net increase in long-term debt.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

      In the ordinary course of our business we engage in financial transactions that are not recorded on our balance sheet. (See Note 2 — “Summary of Significant Accounting Policies” in the December 31, 2003 10-K for a description of our consolidation policy.) Such transactions are structured to manage our interest rate credit or liquidity risks, diversify funding sources or to optimize our capital.

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

      We also generally have the right to repurchase mortgage loans from the special-purpose entity if the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans exceeds the revenues we earn.

      Our prime mortgage loans generally are securitized on a non-recourse basis, while prime home equity and subprime mortgage loans generally are securitized with limited recourse for credit losses. During the three months ended March 31, 2004, we securitized $12.9 billion subprime and home equity loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk.”

      Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

      The following table summarizes our significant contractual obligations at March 31, 2004, with the exception of short-term borrowing arrangements and pension and post-retirement benefit plans.

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(Dollar amounts in thousands)
Obligations:
Notes payable	$6,750,814	$11,684,162	$6,414,609	$6,143,643	$30,993,228
Time deposits	$669,487	$1,707,887	$1,527,161	$541,566	$4,446,101
Operating leases	$71,344	$162,122	$99,083	$51,861	$384,410
Purchase obligations	$148,525	$36,792	$6,528	$4,846	$196,691

Prospective Trends

      Total United States mortgage originations were estimated at approximately $3.8 trillion for 2003. Forecasters estimate the market for 2004 will be substantially less than the market for 2003. We believe that a market within the forecasted range would be favorable for our loan production business, although we would expect increased competitive pressures to have some impact on its profitability. This forecast would imply lessening pressure on our loan servicing business due to a reduction in mortgage loan prepayment activity. In our capital markets business, such a drop in mortgage originations would likely result in a reduction in mortgage securities trading and underwriting volume, which would have a negative impact on its profitability.

      According to the trade publication, Inside Mortgage Finance, the top five originators produced. 44.9% of all loans originated during the first three months of calendar 2004, as compared to 45.3% for the year ended December 31, 2003. Following is a comparison of market share for the top five originators, according to Inside Mortgage Finance:

	Three Months	Three Months
	Ended	Ended
Institution	March 31, 2004	December 31, 2003

Countrywide	13.0%	11.9%
Wells Fargo Home Mortgage	11.1%	11.2%
Washington Mutual	10.3%	10.6%
Chase Home Finance	6.4%	8.0%
Bank of America Mortgage(1)	4.1%	—
CitiMortgage Corp.(1)	—	3.6%

Total for Top Five	44.9%	45.3%

(1)	Comparative data not included for year in which the institution was not in the top five originators.

      We believe the consolidation trend will continue, as market forces will continue to drive out weak competitors. We believe Countrywide will benefit from this trend through increased market share and more rational pricing competition.

      Compared to Countrywide, the other industry leaders are less reliant on the secondary mortgage market as an outlet for adjustable rate mortgages, due to their greater portfolio lending capacity. This could place us at a competitive disadvantage in the future if the demand for adjustable rate mortgages increases significantly, the secondary mortgage market does not provide a competitive outlet for these loans and we are unable to develop an adequate portfolio lending capacity.

Regulatory Trends

      The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably. For example, proposed state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories. This could result in a reduction of otherwise legitimate sub-prime lending opportunities. Similarly, certain proposed state and federal privacy legislation, if passed, could have an adverse impact on our ability to cross-sell the non-mortgage products our various divisions offer to customers in a cost effective manner.

Implementation of New Accounting Standards

      In March 2004, the Emerging Issues Task Force of the FASB reached consensus opinions regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. The consensus opinions, detailed in Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, add to the Company’s impairment assessment requirements detailed in Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets”. The new measurement requirements are applicable to Countrywide’s Quarterly Report for the quarter ending June 30, 2004; the Company has included the new disclosure requirements in its 2003 Annual Report and in this Quarterly Report.

      The effect on Countrywide of this pronouncement will be to require management to include in its assessment of impairment of securities classified as available-for-sale, whether the Company has the ability and intent to hold the investment for a reasonable period of time sufficient for the fair value of the security to recover, and whether evidence supporting the recoverability of the Company’s investment within a reasonable period of time outweighs evidence to the contrary. Management does not expect the implementation of these consensuses to have a significant impact on the Company’s financial condition or earnings.

Factors That May Affect Future Results

      We make forward-looking statements in this report and in other reports we file with the SEC. In addition, we make forward-looking statements in press releases and our management might make forward-looking statements orally to analysts, investors, the media and others.

      Generally, forward-looking statements include:

•	Projections of our revenues, income, earnings per share, capital expenditures, dividends or capital structure of other financial items

•	Descriptions of our plans or objectives for future operations, products or services

•	Forecasts of our future economic performance

•	Descriptions of assumptions underlying or relating to any of the foregoing

      Forward-looking statements give management’s expectation about the future and are not guarantees. Words like “believe,” “expect,” “anticipate,” “promise,” “plan” and other expressions or words of similar meanings, as well as future or conditional verbs such as “will,” “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. There are a number of factors, many of which are beyond our control, that could cause actual results to differ significantly from management’s expectations. Some of these factors are discussed below.

      Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.

      Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	Changes in general business, economic, and political conditions

•	Ineffective management of the volatility inherent in the mortgage banking business

•	Competition within the financial services industry

•	Significant changes in regulation governing our business

•	Incomplete or inaccurate information provided by customers and counterparties

•	A decline in U.S. housing prices or the level of activity in the U.S. housing market

•	The loss of investment-grade credit ratings, which may result in an increased cost of debt or loss of access to corporate debt markets

•	A reduction in the availability of secondary markets for mortgage loan products

•	A reduction in government support of homeownership

•	A change in our relationship with housing-related government agencies and Government-Sponsored Entities (GSEs)

•	Ineffective hedging activities

•	Competition within each business segment

•	Natural disasters, events, or circumstances that affect the level of claims in the insurance segment

      Other risk factors are described elsewhere in this document as well as in other reports and documents that we file with or furnish to the SEC including the Company’s Annual Report on Form 10-K. Other factors that may not be described in any such report or document could also cause results to differ from our expectations. Each of these factors could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

      In response to this Item, the information set forth on pages 44 to 45 of this Form 10-Q is incorporated herein by reference.

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

      There has been no change in our internal control over financial report during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

      On January 9, 2004, a Special Meeting of Stockholders of the Company was held. The agenda item for that meeting was approval of an amendment to the Company’s Restated Certificate of Incorporation increasing the number of authorized shares of the Company’s Common Stock from 240,000,000 to 500,000,000. The results of the vote of the Company’s Common Stock with respect to that agenda item was:

Votes For:	102,719,477
Votes Against:	15,973,386
Abstentions:	1,007,777
Broker Non-Votes:	-0-

Item 6.	Exhibits

      (a) Exhibits

3.11	Restated Certificate of Incorporation of the Company.
10.84+	First Amendment to Second Restated Employment Agreement, dated as of January 1, 2004, by and between the Company and Stanford L. Kurland.
10.85+	Amendment Number Five to the Company’s 1987 Stock Option Plan, as Amended and Restated.
10.86+	Amendment Number Six to the Company’s 1987 Stock Option Plan, as Amended and Restated.
10.87+	Amendment Number Ten to the Company’s 1991 Stock Option Plan.
10.88+	Amendment Number Eleven to the Company’s 1991 Stock Option Plan.
10.89+	Amendment Number Four to the Company’s 1992 Stock Option Plan.
10.90+	Amendment Number Five to the Company’s 1992 Stock Option Plan.
10.91+	Amendment Number Eight to the Company’s 1993 Stock Option Plan, as Amended and Restated.
10.92+	Amendment Number Nine to the Company’s 1993 Stock Option Plan, as Amended and Restated.
10.93+	First Amendment to the Company’s 2000 Equity Incentive Plan, as Amended and Restated.
10.94+	Amendment Number Two to the Company’s 2000 Equity Incentive Plan, as Amended and Restated.
10.95+	Amendment Number Three to the Company’s Global Stock Plan.
10.96+	Amendment Number Four to the Company’s Global Stock Plan.
12.1	Computation of the Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

+	Constitutes a management contract or compensatory plan or arrangement

      (b) Reports on Form 8-K

      On January 12, 2004, the Company filed a report on Form 8-K disclosing that the Audit and Ethics Committee of the Company’s Board of Directors determined to engage KPMG LLP as the Company’s independent accountant for the fiscal year commencing January 1, 2004, which effectively dismissed Grant Thornton LLP as the Company’s independent accountant for that fiscal year.

      On January 12, 2004, the Company furnished a report on Form 8-K announcing information regarding its operational statistics for the month ended December 31, 2003 and full-year operational data.

      On January 28, 2004, the Company furnished a report on Form 8-K announcing information regarding its operations and financial condition for the quarter period ended December 31, 2003 and year-end results.

      On February 10, 2004, the Company furnished a report on Form 8-K announcing information regarding its operational statistics for the month ended January 31, 2004.

      On February 27, 2004, the Company filed a report on Form 8-K attaching the Financial Statements and Report of Independent Certified Public Accountants for Countrywide Securities Corporation, a California corporation and a wholly-owned indirect subsidiary of CFC for the period beginning January 1, 2003 and ending December 31, 2003.

      On March 10, 2004, the Company furnished a report on Form 8-K announcing information regarding its operational statistics for the month ended February 29, 2004.

      On March 23, 2004, the Company filed a report on Form 8-K/ A, which amended the Form 8-K filed on January 12, 2004, disclosing that Grant Thornton LLP had completed its audit of the Company’s financial statements for the fiscal year ended December 31, 2003.

      On April 12, 2004, the Company furnished a report on Form 8-K regarding its operational statistics for the month ended March 31, 2004 and its thirteen-month statistical data.

      On April 21, 2004, the Company furnished a report on Form 8-K regarding its operations and financial condition for the quarter period ended March 31, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUNTRYWIDE FINANCIAL CORPORATION
(Registrant)

/s/ STANFORD L. KURLAND

President and
Chief Operating Officer

DATE: May 7, 2004

/s/ THOMAS K. MCLAUGHLIN

Executive Managing Director and
Chief Financial Officer

DATE: May 7, 2004