Form 10-Q
period 2004-06-30
COUNTRYWIDE FINANCIAL CORP
filed 2004-08-06
CIK 25191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2004

Common Stock $.05 par value	281,550,035

COUNTRYWIDE FINANCIAL CORPORATION

FORM 10-Q

June 30, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands,
	except share data)

ASSETS
Cash	$680,910	$633,467
Mortgage loans and mortgage-backed securities held for sale	19,545,868	24,103,625
Trading securities owned, at market value	9,122,511	6,996,699
Trading securities pledged as collateral, at market value	1,608,312	4,118,012
Securities purchased under agreements to resell	14,639,396	10,348,102
Loans held for investment, net	33,895,452	26,368,055
Investments in other financial instruments	7,508,044	12,761,764
Mortgage servicing rights, net	8,334,826	6,863,625
Premises and equipment, net	881,042	755,276
Other assets	7,537,074	5,029,048

Total assets	$103,753,435	$97,977,673

LIABILITIES
Notes payable	$42,134,819	$39,948,461
Securities sold under agreements to repurchase	25,620,471	32,013,412
Deposit liabilities	15,470,280	9,327,671
Accounts payable and accrued liabilities	8,365,332	6,248,624
Income taxes payable	2,717,736	2,354,789

Total liabilities	94,308,638	89,892,957

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock — authorized, 500,000,000 shares of $0.05 par value; issued, 281,227,344 shares and 276,735,890 shares at June 30, 2004 and December 31, 2003, respectively; outstanding, 281,194,165 and 276,724,639 shares at June 30, 2004 and December 31, 2003, respectively	14,061	13,837
Additional paid-in capital	2,453,675	2,302,919
Accumulated other comprehensive income	66,377	164,526
Retained earnings	6,910,684	5,603,434

Total shareholders’ equity	9,444,797	8,084,716

Total liabilities and shareholders’ equity	$103,753,435	$97,977,673

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Revenues:
Gain on sale of loans and securities	$1,277,331	$1,710,927	$2,635,998	$3,063,497

Interest income	1,074,326	805,167	2,124,076	1,447,289
Interest expense	(575,778)	(509,127)	(1,093,333)	(923,256)

Net interest income	498,548	296,040	1,030,743	524,033
Provision for loan losses	(19,747)	(7,222)	(40,528)	(14,825)

Net interest income after provision for loan losses	478,801	288,818	990,215	509,208

Loan servicing fees and other income from retained interests	802,632	692,910	1,559,413	1,296,169
Amortization of mortgage servicing rights	(569,977)	(557,274)	(983,659)	(919,774)
Recovery (impairment) of retained interests	1,179,127	(1,551,847)	183,482	(2,214,260)
Servicing hedge (losses) gains	(1,149,451)	748,081	(476,655)	754,442

Net loan servicing fees and other income (loss) from retained interests	262,331	(668,130)	282,581	(1,083,423)

Net insurance premiums earned	187,252	168,183	382,635	339,319
Commissions and other income	127,389	128,517	248,170	242,735

Total revenues	2,333,104	1,628,315	4,539,599	3,071,336

Expenses:
Compensation expenses	770,090	652,718	1,450,754	1,232,629
Occupancy and other office expenses	164,111	142,793	331,982	270,335
Insurance claim expenses	83,752	85,851	168,427	173,949
Other operating expenses	172,317	125,631	321,642	248,533

Total expenses	1,190,270	1,006,993	2,272,805	1,925,446

Earnings before income taxes	1,142,834	621,322	2,266,794	1,145,890
Provision for income taxes	443,211	238,461	876,199	436,738

NET EARNINGS	$699,623	$382,861	$1,390,595	$709,152

Earnings per share:
Basic	$2.50	$1.44	$4.99	$2.72
Diluted	$2.24	$1.37	$4.46	$2.59

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2004
(Unaudited)

				Accumulated
			Additional	Other
	Number of	Common	Paid-in-	Comprehensive	Retained
	Shares	Stock	Capital	Income	Earnings	Total

	(In thousands, except share data)
Balance at December 31, 2003	184,483,093	$9,225	$2,307,531	$164,526	$5,603,434	$8,084,716
Cash dividends paid — $0.30 per common share	—	—	—	—	(83,345)	(83,345)
Stock options exercised	3,209,785	160	69,991	—	—	70,151
Tax benefit of stock options exercised	—	—	55,115	—	—	55,115
Contribution of common stock to 401(k) Plan	203,542	10	13,763	—	—	13,773
Issuance of common stock net of treasury stock	382,621	20	11,921	—	—	11,941
3-for-2 stock split	92,915,124	4,646	(4,646)	—	—	—
Other comprehensive income, net of tax	—	—	—	(98,149)	—	(98,149)
Net earnings for the period	—	—	—	—	1,390,595	1,390,595

Balance at June 30, 2004	281,194,165	$14,061	$2,453,675	$66,377	$6,910,684	$9,444,797

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2004	2003

	(In thousands)
Cash flows from operating activities:
Net earnings	$1,390,595	$709,152
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Gain on sale of available-for-sale securities	(176,457)	(111,166)
Provision for loan losses	40,528	14,825
Accretion of discount of available-for-sale securities	(170,240)	(219,377)
Amortization and recovery/impairment of mortgage servicing rights	528,338	3,014,203
Impairment of other retained interests	271,839	119,831
Contribution of common stock to 401(k) Plan	13,773	11,039
Depreciation and other amortization	71,033	52,244
Provision for deferred income taxes	460,674	11,720
Originations and purchases of loans held for sale	(154,898,000)	(226,965,308)
Sales and principal repayments of loans held for sale	159,455,757	206,237,255

Decrease (increase) in mortgage loans and mortgage-backed securities held for sale	4,557,757	(20,728,053)

Decrease (increase) in trading securities	399,155	(2,061,281)
Decrease in investments in other financial instruments	241,754	1,832,040
Increase in other assets	(2,526,527)	(1,205,174)
Increase in accounts payable and accrued liabilities	2,078,576	4,914,077
Increase in income taxes payable	19,083	292,512

Net cash provided (used) by operating activities	7,199,881	(13,353,408)

Cash flows from investing activities:
Increase in securities purchased under agreements to resell	(4,291,294)	(1,480,280)
Additions to loans held for investment	(7,567,925)	(6,106,801)
Additions to available-for-sales securities	(3,496,972)	(7,256,190)
Proceeds from sales and repayments of available-for-sale securities	8,465,591	3,808,600
Additions to mortgage servicing rights	(2,055,577)	(3,118,050)
Purchases of premises and equipment, net	(178,298)	(117,698)

Net cash used by investing activities	(9,124,475)	(14,270,419)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(1,577,020)	12,675,309
Net (decrease) increase in securities sold under agreement to repurchase	(6,392,941)	6,143,881
Issuance of long-term debt	5,220,883	3,765,193
Repayment of long-term debt	(3,770,241)	(3,290,035)
Increase in long-term FHLB advances	2,350,000	2,500,000
Issuance of company obligated mandatorily redeemable capital pass-through securities	—	500,000
Net increase in deposit liabilities	6,142,609	4,936,501
Issuance of common stock	82,092	414,868
Payment of dividends	(83,345)	(33,319)

Net cash provided by financing activities	1,972,037	27,612,398

Net increase (decrease) in cash	47,443	(11,429)
Cash at beginning of period	633,467	613,280

Cash at end of period	$680,910	$601,851

Supplemental cash flow information:
Cash used to pay interest	$770,352	$852,113
Cash used to pay income taxes	$405,509	$131,744
Non-cash investing and financing activities:
Unrealized (loss) gain on available-for-sale securities, net of tax	$(98,149)	$90,988
Contribution of common stock to 401(k) plan	$13,773	$11,039
Securitization of interest-only strips	$56,038	$834,116

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Net earnings	$699,623	$382,861	$1,390,595	$709,152
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during the period, before tax	(281,352)	74,315	(270,261)	149,669
Income tax benefit (expense)	108,579	(28,134)	104,071	(56,544)

Unrealized holding (losses) gains arising during the period, net of tax	(172,773)	46,181	(166,190)	93,125

Less: reclassification adjustment for losses (gains) included in net earnings, before tax	147,160	(36,764)	110,649	(3,434)
Income tax (benefit) expense	(57,449)	13,863	(42,608)	1,297

Reclassification adjustment for losses (gains) included in net earnings, net of tax	89,711	(22,901)	68,041	(2,137)

Other comprehensive (loss) income, net of tax	(83,062)	23,280	(98,149)	90,988

Comprehensive income	$616,561	$406,141	$1,292,446	$800,140

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 —	Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 for Countrywide Financial Corporation (the “Company”).

      As more fully discussed in Note 10 — Notes Payable, the Company adopted an amendment to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”) during the six months ended June 30, 2004. FIN 46R requires that Countrywide no longer include certain subsidiary trusts in its consolidated reporting group. The effects of this pronouncement on the Company’s financial statements are that the consolidated balance sheets:

•	Exclude the trust preferred securities issued by the subsidiary trusts, formerly reflected in a separate mezzanine category on the consolidated balance sheets,

•	Include the junior subordinated debentures issued by Countrywide Home Loans, Inc. (“CHL”) and the Company to the subsidiary trusts, currently reflected in Notes Payable, and

•	Include CHL’s and the Company’s investments in the subsidiary trusts, currently reflected in Other Assets.

      In April of 2004, the Company completed a 3-for-2 stock split effected as a stock dividend. All references in the accompanying consolidated financial statements to the number of common shares and earnings per share amounts have been adjusted accordingly.

      Certain amounts reflected in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2 —	Earnings Per Share

      Basic earnings per share is determined using net earnings divided by the weighted-average shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average shares outstanding, assuming all potential dilutive common shares were issued.

      As more fully discussed in Note 10, the Company has outstanding debentures convertible into common stock of the Company upon the stock reaching certain specified levels, or if the credit ratings of the debentures drop below investment grade. At June 30, 2004, the conditions providing the holders of the debentures the right to convert their securities to shares of common stock during the quarter ending September 30, 2004, had been met as a result of the Company’s stock price attaining a specified level. These conditions had also been met as of March 31, 2004. Therefore, the effect of conversion of the debentures was included in the Company’s calculation of diluted earnings per share for the three and six months ended June 30, 2004. For the three and six months ended June 30, 2003, the conditions providing the holders of the debentures the right to convert their securities had not been met and the effect of conversion of the securities was not included in the computation of diluted earnings per share for those periods.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following table summarizes the basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended June 30,

	2004			2003

	Net		Per-Share	Net		Per-Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

	(In thousands, except per share data)
Net earnings and basic earnings per share	$699,623	279,883	$2.50	$382,861	265,032	$1.44
Effect of dilutive securities:
Effect of convertible debentures	788	15,566		—	—
Effect of dilutive stock options	—	17,448		—	14,742

Diluted earnings and earnings per share	$700,411	312,897	$2.24	$382,861	279,774	$1.37

	Six Months Ended June 30,

	2004			2003

	Net		Per-Share	Net		Per-Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

	(In thousands, except per share data)
Net earnings and basic earnings per share	$1,390,595	278,933	$4.99	$709,152	260,290	$2.72
Effect of dilutive securities:
Effect of convertible debentures	1,578	15,566		—	—
Effect of dilutive stock options	—	17,617		—	13,138

Diluted earnings and earnings per share	$1,392,173	312,116	$4.46	$709,152	273,428	$2.59

Stock-Based Compensation

      The Company generally grants to employees both stock options and restricted stock. The Company’s stock option awards are generally for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company recognizes compensation expense related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price. The Company recognizes compensation expense related to its restricted stock grants based on the fair value of the shares awarded on the date that the shares are awarded.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Had the estimated fair value of the options granted been included in compensation expense, the Company’s net earnings and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Net Earnings:
As reported	$699,623	$382,861	$1,390,595	$709,152
Add: Stock-based compensation included in net earnings, net of taxes	491	—	965	—
Deduct: Stock-based employee compensation, net of taxes	(11,773)	(7,595)	(16,961)	(12,605)

Pro forma	$688,341	$375,266	$1,374,599	$696,547

Basic Earnings Per Share:
As reported	$2.50	$1.44	$4.99	$2.72
Pro forma	$2.46	$1.42	$4.93	$2.68
Diluted Earnings Per Share:
As reported	$2.24	$1.37	$4.46	$2.59
Pro forma	$2.20	$1.34	$4.40	$2.55

      The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes option-pricing model that has been modified to consider cash dividends to be paid. To determine periodic compensation expense for purposes of this pro forma disclosure, the fair value of each stock option grant is amortized over the vesting period. The weighted-average assumptions used to value the stock option grants and the resulting average estimated values are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Weighted Average Assumptions:
Dividend yield	0.85%	0.84%	0.85%	0.73%
Expected volatility	36.04%	33.00%	36.02%	33.00%
Risk-free interest rate	2.90%	2.35%	2.90%	2.34%
Expected life (in years)	5.00	4.16	5.00	4.16
Weighted Average Exercise Price	$63.74	$31.91	$63.69	$31.33
Per-share Fair Value of Options	$21.31	$16.30	$21.32	$16.07

      During the three and six months ended June 30, 2004, options to purchase 5,909,998 and 5,919,248 shares, respectively, of stock were not included in the computation of earnings per share because they were anti-dilutive. During both the three and six months ended June 30, 2003, options totaling 2,034,272 were anti-dilutive.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 3 —	Mortgage Servicing Rights

      The activity in Mortgage Servicing Rights (“MSRs”) for the periods indicated are as follows:

	Six Months Ended June 30,

	2004	2003

	(In thousands)
Mortgage Servicing Rights
Balance at beginning of period	$8,065,174	$7,420,946
Additions	2,055,577	3,118,050
Securitization of MSRs	(56,038)	(834,116)
Amortization	(983,659)	(919,774)
Application of valuation allowance to write down permanently impaired MSRs	(360,774)	(1,801,277)

Balance before valuation allowance at end of period	8,720,280	6,983,829

Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	(1,201,549)	(2,036,013)
Additions	455,321	(2,094,429)
Application of valuation allowance to write down permanently impaired MSRs	360,774	1,801,277

Balance at end of period	(385,454)	(2,329,165)

Mortgage Servicing Rights, net	$8,334,826	$4,654,664

      The estimated fair values of mortgage servicing rights were $9.2 billion and $6.9 billion as of June 30, 2004 and December 31, 2003, respectively.

      The long-term estimated weighted average prepayment speeds (annual rates) for the MSRs were approximately 21% and 17% at December 31, 2003 and June 30, 2004, respectively, while the weighted average note rate in the servicing portfolio declined over that period from 6.1% to 5.9%. The MSR option adjusted spread (“OAS”) at June 30, 2004, ranged from 3.3% for conventional conforming MSRs to 7.3% for subprime MSRs. In comparison, the MSR OAS at December 31, 2003 ranged from 3.5% for conventional conforming MSRs to 7.5% for subprime MSRs.

      The following table summarizes the Company’s estimate of amortization of the existing MSRs for the five-year period ending June 30, 2009. This projection was developed using the assumptions made by management in its June 30, 2004 valuation of MSRs. The assumptions underlying the following estimate will be affected as market conditions and portfolio composition and behavior change, causing both actual and

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR
Year Ended June 30,	Amortization

(In thousands)
2005	$1,494,330
2006	1,274,679
2007	1,050,348
2008	863,847
2009	712,442

Five-year total	$5,395,646

Note 4 —	Trading Securities

      Trading securities, which consist of trading securities owned and trading securities pledged as collateral, include the following as of the dates indicated:

	June 30,	December 31,
	2004	2003

	(In thousands)
Mortgage pass-through securities:
Fixed-rate	$5,733,119	$8,523,439
Adjustable-rate	735,378	476,514

	6,468,497	8,999,953
Collateralized mortgage obligations	2,250,577	1,362,446
U.S. Treasury securities	1,163,901	192,174
Obligation of U.S. Government-sponsored enterprises	311,630	243,790
Asset-backed securities	301,787	99,774
Interest-only securities	211,152	190,331
Negotiable certificates of deposits	23,279	26,243

	$10,730,823	$11,114,711

      As of June 30, 2004, $9.8 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty has the contractual right to sell or re-pledge $1.6 billion. The Company had recorded $15.9 million and $26.3 million in gains that related to trading securities still held at June 30, 2004, and December 31, 2003, respectively.

Note 5 —	Securities Purchased Under Agreements to Resell

      As of June 30, 2004, the Company had accepted collateral with a fair value of $18.4 billion that it had the contractual ability to sell or re-pledge. As of June 30, 2004, the Company had re-pledged $17.7 billion of such collateral for financing purposes, of which $4.4 billion related to amounts offset against securities purchased under agreements to resell under master netting arrangements.

      As of December 31, 2003, the Company had accepted collateral with a fair value of $11.8 billion that it had the contractual ability to sell or re-pledge. As of December 31, 2003, the Company had re-pledged

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

$10.8 billion of such collateral for financing purposes, of which $1.2 billion related to amounts offset against securities purchased under agreements to resell under master netting arrangements.

Note 6 —	Loans Held for Investment and Allowance for Loan Losses

      Loans held for investment as of the dates indicated include the following:

	June 30,	December 31,
	2004	2003

	(In thousands)
Mortgage loans:
Prime Home Equity	$14,818,056	$12,804,356
Prime	14,015,330	8,770,932
Subprime	137,679	175,331

Total mortgage loans	28,971,065	21,750,619
Warehouse lending advances secured by mortgage loans	3,253,360	1,886,169
Defaulted FHA-insured and VA-guaranteed mortgage loans repurchased from securities	1,462,128	2,560,454

	33,686,553	26,197,242
Deferred loan origination costs	314,738	249,262
Allowance for loan losses	(105,839)	(78,449)

Loans held for investment, net	$33,895,452	$26,368,055

      At June 30, 2004, mortgage loans held for investment totaling $18.3 billion and $2.8 billion were pledged to secure Federal Home Loan Bank advances and securities sold under agreements to repurchase, respectively.

      At June 30, 2004, the Company had accepted collateral securing warehouse lending advances that it had the contractual ability to sell or re-pledge with a fair value of $3.4 billion. As of June 30, 2004, no such collateral had been re-pledged.

      Changes in the allowance for loan losses were as follows for the periods indicated:

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Balance, beginning of period	$78,449	$42,049
Provision for loan losses	40,528	14,825
Net charge-offs	(13,138)	(8,694)

Balance, end of period	$105,839	$48,180

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 7 —	Investments in Other Financial Instruments

      Investments in other financial instruments as of the dates indicated include the following:

	June 30,	December 31,
	2004	2003

	(In thousands)
Home equity AAA asset-backed senior securities	$1,515,604	$4,622,810
Insurance and Banking Segments investment portfolios:
Mortgage-backed securities	3,369,603	4,440,676
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	252,872	283,453
Other	94,263	88

Total Insurance and Banking Segments investment portfolios	3,716,738	4,724,217

Other interests retained in securitization:
Subprime residual securities	700,065	370,912
Prime home equity residual securities	305,993	320,663
Nonconforming interest-only and principal-only securities	190,142	130,300
Prime home equity line of credit transferor’s interest	185,869	236,109
Subprime AAA interest-only securities	166,397	310,020
Prepayment bonds	87,645	50,595
Prime home equity interest-only securities	18,486	33,309
Subordinated mortgage-backed pass-through securities	2,637	5,997

Total other interests retained in securitization	1,657,234	1,457,905

Servicing hedge instruments — U.S. Treasury securities	—	1,148,922

Total available-for-sale securities	6,889,576	11,953,854

Servicing hedge derivative instruments	442,316	642,019
Debt hedge instruments — Interest rate and foreign currency swaps	176,152	165,891

Investments in other financial instruments	$7,508,044	$12,761,764

      At June 30, 2004, the Company had pledged $1.5 billion of home equity-backed securities to secure securities sold under agreements to repurchase.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Amortized cost and fair value of available-for-sale securities as of the dates indicated are as follows:

	June 30, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Home equity AAA asset-backed senior securities	$1,452,734	$62,870	$—	$1,515,604
Other interests retained in securitization	1,606,844	90,996	(40,606)	1,657,234
Mortgage-backed securities	3,427,585	14,097	(72,079)	3,369,603
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	251,241	20,911	(19,280)	252,872
Other	93,798	624	(159)	94,263

	$6,832,202	$189,498	$(132,124)	$6,889,576

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Home equity AAA asset-backed senior securities	$4,445,574	$177,236	$—	$4,622,810
Other interests retained in securitization	1,356,420	102,798	(1,313)	1,457,905
Mortgage-backed securities	4,476,600	38,869	(74,793)	4,440,676
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	1,433,436	41,542	(42,603)	1,432,375
Other	86	2	—	88

	$11,712,116	$360,447	$(118,709)	$11,953,854

      At June 30, 2004 and December 31, 2003, the Company’s available-for-sale securities in an unrealized loss position are as follows:

	June 30, 2004

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

	(In thousands)
Other interests retained in securitization	$114,676	$(40,606)	$—	$—	$114,676	$(40,606)
Mortgage-backed securities	2,113,063	(41,842)	581,640	(30,237)	2,694,703	(72,079)
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	163,954	(1,255)	31,700	(18,025)	195,654	(19,280)
Other	27,010	(159)	—	—	27,010	(159)

Total temporarily impaired securities	$2,418,703	$(83,862)	$613,340	$(48,262)	$3,032,043	$(132,124)

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 31, 2003

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

	(In thousands)
Other interests retained in securitization	$10,698	$(1,313)	$—	$—	$10,698	$(1,313)
Mortgage-backed securities	2,640,623	(74,739)	7,666	(54)	2,648,289	(74,793)
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	1,237,804	(42,603)	—	—	1,237,804	(42,603)

Total temporarily impaired securities	$3,889,125	$(118,655)	$7,666	$(54)	$3,896,791	$(118,709)

      The temporary impairment is a result of the change in market interest rates and is not indicative of the underlying issuers’ ability to repay. Accordingly, we have not recognized other-than-temporary impairment related to these securities as of June 30, 2004.

      Gross gains and losses realized on the sales of available-for-sale securities are as follows for the periods indicated:

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Home equity AAA asset-backed senior securities:
Gross realized gains	$137,215	$—
Gross realized losses	—	—

Net	137,215	—

Other interests retained in securitization:
Gross realized gains	—	21,081
Gross realized losses	—	(8,521)

Net	—	12,560

Principal-only securities:
Gross realized gains	—	91,981
Gross realized losses	—	—

Net	—	91,981

Mortgage-backed securities:
Gross realized gains	7,057	5,502
Gross realized losses	(946)	—

Net	6,111	5,502

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises:
Gross realized gains	33,359	1,123
Gross realized losses	(224)	—

Net	33,135	1,123

Other:
Gross realized gains	11	—
Gross realized losses	(15)	—

Net	(4)	—

Total gains and losses on available-for-sale securities:
Gross realized gains	177,642	119,687
Gross realized losses	(1,185)	(8,521)

Net	$176,457	$111,166

Note 8 —	Other Assets

      Other assets as of the dates indicated include the following:

	June 30,	December 31,
	2004	2003

	(In thousands)
Securities broker-dealer receivables	$1,611,411	$742,139
Securities borrowed	1,394,984	—
Reimbursable servicing advances	804,766	1,031,835
Receivables from custodial accounts	719,860	595,671
Investments in Federal Reserve Bank and Federal Home Loan Bank stock	523,769	394,110
Capitalized software, net	261,220	235,713
Federal funds sold	260,000	100,000
Interest receivable	254,584	242,669
Unsettled securities trades, net	254,483	173,382
Prepaid expenses	202,165	204,570
Derivative margin accounts	173,163	285,583
Restricted cash	167,577	281,477
Cash surrender value of assets held in trust for deferred compensation plan	115,753	115,491
Receivables from sale of securities	107,924	105,325
Other assets	685,415	521,083

	$7,537,074	$5,029,048

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      At June 30, 2004, the Company had pledged $3.9 billion of other assets to secure securities sold under repurchase agreements, of which the counterparty has the right to sell or re-pledge $1.2 billion. As of June 30, 2004, $1.5 billion of the pledged other assets related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

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

      At June 30, 2004, repurchase agreements were secured by $14.7 billion of securities purchased under agreements to resell; $9.4 billion of trading securities; $1.5 billion of investments in other financial instruments; $2.8 billion of loans held for investment; $3.9 billion of other assets and $0.9 billion of mortgage loans held for sale. As of June 30, 2004, $4.4 billion of the pledged securities purchased under agreements to resell and $1.5 billion of the pledged other assets related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

Note 10 —	Notes Payable

      Notes payable as of the dates indicated consist of the following:

	June 30,	December 31,
	2004	2003

	(In thousands)
Medium-term notes, various series:
Fixed-rate	$12,246,668	$12,724,998
Floating-rate	9,893,966	3,848,023

	22,140,634	16,573,021
Federal Home Loan Bank advances	9,375,000	6,875,000
Asset-backed commercial paper	7,724,117	9,699,053
Unsecured commercial paper	1,288,369	4,819,382
Junior subordinated debentures	1,027,947	1,027,880
Convertible debentures	515,999	515,198
Unsecured notes payable	34,260	409,668
Secured notes payable	28,493	29,259

	$42,134,819	$39,948,461

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Medium-Term Notes

      During the six months ended June 30, 2004, CHL, the Company’s principal mortgage banking subsidiary, issued medium-term notes under shelf registration statements or pursuant to its Euro medium-term note program as follows:

	Outstanding Balance
				Interest Rate		Maturity Date
	Floating
	Rate	Fixed Rate	Total	From	To	From	To

	(Dollar amounts in thousands)
Series L	$4,066,000	$1,850,000	$5,916,000	1.2%	4.0%	Jan 18, 2005	Mar 22, 2011
Series M	1,505,000	12,500	1,517,500	1.3%	6.2%	May 20, 2005	Jun 25, 2029
Euro Notes	1,942,486	—	1,942,486	1.2%	1.9%	Mar 1, 2005	Dec 15, 2008

	$7,513,486	$1,862,500	$9,375,986

      Of the $7.5 billion of floating-rate medium-term notes issued by the Company during the six months ended June 30, 2004, $1.7 billion were effectively converted to fixed-rate debt using interest rate swap contracts. Of the $1.9 billion of fixed-rate medium-term notes issued by the Company during the six months ended June 30, 2004, none was converted to floating-rate debt.

      During the six months ended June 30, 2004, CHL redeemed $3.8 billion of maturing medium-term notes.

      As of June 30, 2004, $3.2 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Japanese Yen, Deutsche Marks, French Francs, Portuguese Escudos, Pound Sterling and Euros. These notes have been effectively converted to U.S. dollars through currency swaps.

Asset-Backed Commercial Paper

      In April 2003, the Company formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of short-term Secured Liquidity Notes (“SLNs”) to finance certain of its Mortgage Loan Inventory. The special purpose entity issues short-term notes with maturities of up to 180 days, extendable to 300 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. The SLN program’s capacity, based on aggregate commitments from underlying credit enhancers, was $18.2 billion at June 30, 2004. The Company has pledged $8.1 billion in Mortgage Loan Inventory to secure the asset-backed commercial paper issued at June 30, 2004. For the six months ended June 30, 2004, the average borrowings under this facility totaled $13.0 billion, and the weighted average interest rate of the commercial paper was 1.1%. At June 30, 2004, the average interest rate of the commercial paper outstanding was 1.2%.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Federal Home Loan Bank Advances

      During the six months ended June 30, 2004, the Company obtained $2.5 billion of advances from the Federal Home Loan Bank (“FHLB”). Of this total, $0.7 billion bear variable interest rates and $1.8 billion bear fixed interest rates. The average interest rate and maturity schedule of these new advances follows:

Year Ended June 30,	Amount	Rate

	(In thousands)
2005	$150,000	1.33%
2006	500,000	1.92%
2007	1,250,000	1.86%
2008	400,000	3.07%
2009	200,000	3.40%

	$2,500,000	2.16%

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The Company guarantees CHL’s indebtedness to two of the subsidiary trusts, Countrywide Capital I and Countrywide Capital III, which are excluded from the Company’s consolidated financial statements. Following is summarized information for those trusts:

	June 30, 2004

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,279	$205,204
Other assets	1,031	692

Total assets	$308,310	$205,896

Notes payable	$9,219	$6,170
Other liabilities	1,031	692
Company-obligated mandatorily redeemable capital trust pass-through securities	298,060	199,034
Equity	—	—

Total liabilities and equity	$308,310	$205,896

	Six Months Ended
	June 30, 2004

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Statement of Earnings:
Revenues	$12,416	$8,321
Expenses	(12,416)	(8,321)
Provision for income taxes	—	—

Net earnings	$—	$—

	December 31, 2003

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,234	$205,182
Other assets	3,076	1,710

Total assets	$310,310	$206,892

Notes payable	$9,279	$6,200
Other liabilities	3,076	1,710
Company-obligated mandatorily redeemable capital trust pass-through securities	297,955	198,982
Equity	—	—

Total liabilities and equity	$310,310	$206,892

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Six Months Ended
	June 30, 2003

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Statement of Earnings:
Revenues	$12,416	$8,321
Expenses	(12,416)	(8,321)
Provision for income taxes	—	—

Net earnings	$—	$—

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

      In the calendar quarter subsequent to June 30, 2004, holders may surrender LYONs for conversion into shares of the Company’s common stock. Holders of LYONs may also surrender shares in any subsequent calendar quarter if the conversion contingency requirements of the LYONs continue to be met. Such requirements are met if, as of the last day of the preceding calendar quarter, the closing sale price of the Company’s common stock, for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter, is more than a specified percentage of the accrued conversion price per share of common stock on the last day of trading of such preceding calendar quarter (the “Contingent Conversion Stock Price”), with such Contingent Conversion Stock Price to be adjusted for the effect of any stock split declared by the Company. At June 30, 2004, the accrued conversion price per share of common stock was $33.15. The specified percentage of such accrued conversion price applicable for such period was 132.48%. Therefore, the Contingent Conversion Stock Price of the LYONs was $43.92. If the conversion contingency requirements of the LYONs have been met, holders may surrender LYONs for conversion into 23.14 shares of the Company’s common stock per LYON.

      On July 12, 2004, the Company filed a registration statement with the SEC relating to a potential offer by the Company to exchange the LYONs for a new convertible security. This registration statement has not been declared effective, and the Company has not determined whether it will make the exchange offer described therein.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 11 —	Deposits

      The following table shows comparative deposits as of the dates indicated:

	June 30,	December 31,
	2004	2003

	(In thousands)
Company-controlled escrow deposit accounts	$8,418,434	$5,900,682
Time deposits	6,209,793	3,252,665
Interest-bearing checking accounts	759,991	73,217
Non interest-bearing checking accounts	79,850	99,545
Savings accounts	2,212	1,562

	$15,470,280	$9,327,671

Note 12 —	Derivative Instruments and Risk Management Activities

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

      The Company is exposed to price risk from the time an IRLC is made to a mortgage applicant (or financial intermediary) to the time the related mortgage loan is sold. During this period, the Company is exposed to losses if mortgage rates rise, because the value of the IRLC or mortgage loan declines. To manage this price risk, the Company utilizes derivatives, primarily forward sales of MBS and options to buy and sell MBS, as well as options on Treasury futures contracts. Certain of these instruments qualify as “fair value” hedges of mortgage loans under SFAS 133.

      In general, the risk management activities connected with 75% or more of the fixed-rate mortgage inventory is accounted for as a “fair value” hedge. The Company recognized pre-tax losses of $84.6 million and pre-tax gains of $1.8 million, representing the ineffective portion of such fair value hedges of its mortgage inventory, for the six months ended June 30, 2004 and 2003, respectively. These amounts, along with the

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

change in the fair value of the derivative instruments that were not designated as hedge instruments, are included in gain on sale of loans and securities in the statement of earnings.

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

Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Other Retained Interests

      MSRs and other retained interests, specifically interest-only securities and residual securities, are generally subject to a loss in value, or impairment, when mortgage interest rates decline. To moderate the effect of impairment on earnings, the Company maintains a portfolio of financial instruments, including derivatives, which increase in aggregate value when interest rates decline. This portfolio of financial instruments is collectively referred to as the “Servicing Hedge.” During the six months ended June 30, 2004 and 2003, none of the derivative instruments included in the Servicing Hedge were designated as hedges under SFAS 133. The change in fair value of these derivative instruments was recorded in current period earnings as a component of Servicing Hedge gains and losses.

      The financial instruments that comprise the Servicing Hedge include options on interest rate futures, interest rate swaps, interest rate caps, interest rate swaptions, interest rate futures and Treasury securities. With respect to the options on interest rate futures and interest rate caps, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. With respect to the interest rate swap contracts outstanding as of June 30, 2004, the Company estimates that its maximum exposure to loss over the various contractual terms is $229 million. Although this estimate could be exceeded, the Company derives its estimates of loss exposure based upon observed volatilities in the interest rate options market. Using the currently observed volatilities, management estimates, to a 95% confidence level, the maximum potential rate changes over a one-year time horizon. Management then estimates the Company’s exposure to loss based on the estimated maximum adverse rate change as of the measurement date.

      The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge.

	Balance,			Balance,
	December 31,		Dispositions/	June 30,
	2003	Additions	Expirations	2004

	(In millions)
Long Call Options on Interest Rate Futures	$70,750	$44,250	$(96,500)	$18,500
Long Put Options on Interest Rate Futures	$92,675	$12,000	$(98,675)	$6,000
Interest Rate Swaps	$10,600	$1,500	$(9,600)	$2,500
Interest Rate Caps	$800	$4,173	$—	$4,973
Interest Rate Swaptions	$23,000	$33,000	$(24,500)	$31,500
Interest Rate Futures	$2,200	$9,500	$(11,700)	$—

Risk Management Activities Related to Issuance of Long-Term Debt

      The Company enters into interest rate swap contracts which enable it to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt and to enable the Company to convert a portion

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

of its foreign currency-denominated fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt. These transactions are designated as “fair value” hedges under SFAS 133. For the six months ended June 30, 2004, the Company recognized a pre-tax gain of $0.4 million, representing the ineffective portion of such fair value hedges of debt. For the six months ended June 30, 2003, the Company recognized a pre-tax loss of $0.1 million, representing the ineffective portion of such fair value hedges of debt. These amounts are included in interest charges in the consolidated statements of earnings.

      In addition, the Company enters into interest rate swap contracts which enable it to convert a portion of its floating-rate, long-term debt to fixed-rate, long-term debt and to convert a portion of its foreign currency-denominated fixed-rate, long-term debt to U.S. dollar fixed-rate debt. These transactions are designed as “cash flow” hedges. For the six months ended June 30, 2004 and 2003, the Company recognized a pre-tax gain of $0.01 million and $0.1 million, respectively, representing the ineffective portion of such cash flow hedges. As of June 30, 2004, deferred net gains or losses on derivative instruments included in other comprehensive income that are expected to be reclassified to earnings during the next 12 months are not material.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The Banking Segment’s operations are primarily comprised of Treasury Bank, National Association (“Treasury Bank” or the “Bank”), and Countrywide Warehouse Lending. Treasury Bank invests primarily in mortgage loans sourced from the Loan Production Sector. Countrywide Warehouse Lending provides temporary financing secured by mortgage loans to third-party mortgage bankers.

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

      Included in the tables below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements:

	Three Months Ended June 30, 2004

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(In thousands)
Revenues
External	$1,588,735	$141,099	$55,086	$1,784,920	$120,875	$175,653	$213,575	$53,603	$(15,522)	$548,184	$2,333,104
Intersegment	(36,417)	28,268	—	(8,149)	40,810	(6,962)	—	—	(25,699)	8,149	—

Total Revenues	$1,552,318	$169,367	$55,086	$1,776,771	$161,685	$168,691	$213,575	$53,603	$(41,221)	$556,333	$2,333,104

Segment Earnings (pre-tax)	$828,183	$25,193	$23,069	$876,445	$89,631	$119,083	$48,537	$9,683	$(545)	$266,389	$1,142,834

Segment Assets	$26,568,040	$13,684,450	$64,043	$40,316,533	$30,912,514	$30,376,071	$1,665,481	$228,672	$254,164	$63,436,902	$103,753,435

	Three Months Ended June 30, 2003

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(In thousands)
Revenues
External	$1,851,606	$(735,021)	$62,376	$1,178,961	$134,348	$92,269	$194,831	$48,028	$(20,122)	$449,354	$1,628,315
Intersegment	(42,003)	17,398	—	(24,605)	34,223	1,723	—	—	(11,341)	24,605	—

Total Revenues	$1,809,603	$(717,623)	$62,376	$1,154,356	$168,571	$93,992	$194,831	$48,028	$(31,463)	$473,959	$1,628,315

Segment Earnings (pre-tax)	$1,209,793	$(836,247)	$28,872	$402,418	$115,051	$67,278	$37,015	$(225)	$(215)	$218,904	$621,322

Segment Assets	$39,381,016	$10,124,206	$75,357	$49,580,579	$24,554,379	$15,924,568	$1,481,144	$166,662	$78,234	$42,204,987	$91,785,566

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Six Months Ended June 30, 2004

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(In thousands)
Revenues
External	$3,196,930	$101,269	$104,466	$3,402,665	$300,267	$318,949	$436,040	$111,415	$(29,737)	$1,136,934	$4,539,599
Intersegment	(82,469)	50,789	—	(31,680)	84,814	(9,328)	—	—	(43,806)	31,680	—

Total Revenues	$3,114,461	$152,058	$104,466	$3,370,985	$385,081	$309,621	$436,040	$111,415	$(73,543)	$1,168,614	$4,539,599

Segment Earnings (pre-tax)	$1,770,070	$(133,026)	$41,601	$1,678,645	$242,782	$224,691	$100,532	$21,414	$(1,270)	$588,149	$2,266,794

Segment Assets	$26,568,040	$13,684,450	$64,043	$40,316,533	$30,912,514	$30,376,071	$1,665,481	$228,672	$254,164	$63,436,902	$103,753,435

	Six Months Ended June 30, 2003

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(In thousands)
Revenues
External	$3,264,915	$(1,172,720)	$114,026	$2,206,221	$265,946	$154,693	$388,629	$94,073	$(38,226)	$865,115	$3,071,336
Intersegment	(80,611)	28,425	—	(52,186)	65,254	6,266	—	—	(19,334)	52,186	—

Total Revenues	$3,184,304	$(1,144,295)	$114,026	$2,154,035	$331,200	$160,959	$388,629	$94,073	$(57,560)	$917,301	$3,071,336

Segment Earnings (pre-tax)	$2,092,093	$(1,390,279)	$54,855	$756,669	$211,163	$110,611	$61,773	$5,571	$103	$389,221	$1,145,890

Segment Assets	$39,381,016	$10,124,206	$75,357	$49,580,579	$24,554,379	$15,924,568	$1,481,144	$166,662	$78,234	$42,204,987	$91,785,566

Note 14 —	Regulatory and Agency Capital Requirements

      In connection with the acquisition of Treasury Bank, the Company became a bank holding company. As a result, the Company is subject to regulatory capital requirements imposed by the Board of Governors of the Federal Reserve System. The Company is also subject to U.S. Department of Housing and Urban Development, Fannie Mae, Freddie Mac and Ginnie Mae net worth requirements.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following table presents the actual capital ratios and amounts, and minimum required capital ratios for the Company to maintain a “well-capitalized” status by the Board of Governors of the Federal Reserve System as of the dates indicated:

		June 30, 2004		December 31, 2003
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	8.2%	$9,457,318	8.3%	$8,082,963
Risk-Based Capital
Tier 1	6.0%	11.9%	$9,457,318	12.8%	$8,082,963
Total	10.0%	12.6%	$10,029,785	13.7%	$8,609,996

(1)	Minimum required to qualify as “well-capitalized.”

Note 15 —	Legal Proceedings

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

Note 16 —	Subsequent Events

      On June 22, 2004, the Company announced that its Board of Directors had declared a 2-for-1 stock split in the form of a stock dividend, subject to shareholder approval of a proposed amendment of the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of its common stock from 500,000,000 to 1,000,000,000. If the proposed amendment is approved by the Company’s shareholders at a special meeting to be held on August 17, 2004, the 2-for-1 stock split, effected as a stock dividend, would be payable on August 30, 2004 to stockholders of record on August 25, 2004.

      On July 12, 2004 the Company filed a registration statement with the SEC relating to a potential offer by the Company to exchange the LYONs for a new convertible security. This registration statement has not been declared effective, and the Company has not determined whether it will make the exchange offer described therein.

      On July 22, 2004, the Company’s Board of Directors declared a dividend of $0.20 per common share, payable August 31, 2004 to shareholders of record on August 13, 2004.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 17 —	Summarized Financial Information

      Summarized financial information for Countrywide Financial Corporation and subsidiaries is as follows:

	June 30, 2004

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Balance Sheet:
Mortgage loans and mortgage-backed securities held for sale	$—	$19,492,911	$52,957	$—	$19,545,868
Trading securities	—	211,152	10,519,671	—	10,730,823
Securities purchased under agreements to resell	—	290,000	17,575,842	(3,226,446)	14,639,396
Loans held for investment, net	—	11,059,834	22,836,013	(395)	33,895,452
Investments in other financial instruments	—	1,173,036	6,335,008	—	7,508,044
Mortgage servicing rights, net	—	8,334,826	—	—	8,334,826
Other assets	10,850,777	4,500,251	15,040,529	(21,292,531)	9,099,026

Total assets	$10,850,777	$45,062,010	$72,360,020	$(24,519,372)	$103,753,435

Notes payable	$1,267,376	$35,914,426	$17,180,575	$(12,227,558)	$42,134,819
Securities sold under agreements to repurchase	—	60,502	28,785,941	(3,225,972)	25,620,471
Deposit liabilities	—	—	15,470,280	—	15,470,280
Other liabilities	138,604	5,204,154	5,940,871	(200,561)	11,083,068
Equity	9,444,797	3,882,928	4,982,353	(8,865,281)	9,444,797

Total liabilities and equity	$10,850,777	$45,062,010	$72,360,020	$(24,519,372)	$103,753,435

	Six Months Ended June 30, 2004

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Statement of Earnings:
Revenues	$6,024	$2,673,368	$2,003,597	$(143,390)	$4,539,599
Expenses	6,521	1,356,518	1,052,762	(142,996)	2,272,805
Provision for income taxes	(193)	514,796	361,748	(152)	876,199
Equity in net earnings of subsidiaries	1,390,899	—	—	(1,390,899)	—

Net earnings	$1,390,595	$802,054	$589,087	$(1,391,141)	$1,390,595

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 31, 2003

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Balance Sheet:
Mortgage loans and mortgage-backed securities held for sale	$—	$24,068,487	$35,138	$—	$24,103,625
Trading securities	—	190,331	10,924,380	—	11,114,711
Securities purchased under agreements to resell	—	110,000	21,553,496	(11,315,394)	10,348,102
Loans held for investment, net	—	11,681,056	14,687,531	(532)	26,368,055
Investment in other financial instruments	34,141	2,410,130	10,283,046	34,447	12,761,764
Mortgage servicing rights, net	—	6,863,625	—	—	6,863,625
Other assets	9,410,093	6,646,851	17,819,719	(27,458,872)	6,417,791

Total assets	$9,444,234	$51,970,480	$75,303,310	$(38,740,351)	$97,977,673

Notes payable	$1,266,575	$42,042,516	$16,679,720	$(20,040,350)	$39,948,461
Securities sold under agreements to repurchase	—	1,953,163	41,138,338	(11,078,089)	32,013,412
Deposit liabilities	—	—	9,327,671	—	9,327,671
Other liabilities	92,943	4,677,617	4,203,633	(370,780)	8,603,413
Equity	8,084,716	3,297,184	3,953,948	(7,251,132)	8,084,716

Total liabilities and equity	$9,444,234	$51,970,480	$75,303,310	$(38,740,351)	$97,977,673

	Six Months Ended June 30, 2003

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Statement of Earnings:
Revenues	$6,929	$1,585,999	$1,575,554	$(97,146)	$3,071,336
Expenses	4,322	1,198,308	819,528	(96,712)	1,925,446
Provision for income taxes	991	147,323	288,589	(165)	436,738
Equity in net earnings of subsidiaries	707,536	—	—	(707,536)	—

Net earnings	$709,152	$240,368	$467,437	$(707,805)	$709,152

Note 18 —	Borrower and Investor Custodial Accounts

      As of June 30, 2004 and December 31, 2003, the Company managed $17.9 billion and $14.4 billion, respectively, of off-balance sheet borrower and investor custodial cash accounts as well as related liabilities to

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

those borrowers and investors. Of these amounts, $8.4 billion and $5.9 billion, respectively, were included in the Company’s deposits, with the remaining balances held by other depository institutions.

      These custodial accounts arose in connection with the Company’s servicing activities.

Note 19 — Loan Commitments

      As of June 30, 2004 and December 31, 2003, the Company had undisbursed home equity lines of credit commitments of $6.8 billion and $4.8 billion, respectively, as well as undisbursed construction loan commitments of $487.9 million and $509.0 million, respectively.

Note 20 — Recently Issued Accounting Standards

      In March 2004, the Emerging Issues Task Force of the FASB reached consensus opinions regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. The consensus opinions, detailed in Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” add to the Company’s impairment assessment requirements detailed in Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.” The new measurement requirements are applicable to Countrywide’s Quarterly Report for this quarterly period ended June 30, 2004. The Company has included the new disclosure requirements in its 2003 Annual Report and in this Quarterly Report.

      The effect of this pronouncement on Countrywide was to require management to include in its assessment of impairment of securities classified as available-for-sale whether the Company has the ability and intent to hold the investment for a reasonable period of time sufficient for the fair value of the security to recover, and whether evidence supporting the recoverability of the Company’s investment within a reasonable period of time outweighs evidence to the contrary. The implementation of these consensuses did not have a significant impact on the Company’s financial condition or earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2003. As such, you should read our Annual Report on Form 10-K to obtain an informed understanding of the following discussions.

Stock Splits Effected as Stock Dividends

      In April of 2004, we completed a 3-for-2 stock split effected as a stock dividend. All references in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations to the number of common shares and earnings per share amounts have been adjusted accordingly.

      On June 22, 2004, the Company announced that its Board of Directors had declared a 2-for-1 stock split in the form of a stock dividend, subject to shareholder approval of a proposed amendment of the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of its common stock from 500,000,000 to 1,000,000,000. If the proposed amendment is approved by the Company’s shareholders at a special meeting to be held on August 17, 2004, the 2-for-1 stock split, effected as a stock dividend, would be payable on August 30, 2004 to stockholders of record on August 25, 2004.

Overview

      Countrywide’s core business is residential mortgage banking. In recent years, we have expanded into businesses related to mortgage banking. We have pursued this diversification to capitalize on meaningful opportunities to leverage our core business and to provide sources of earnings that are less cyclical than mortgage banking. We classify our businesses into five business segments — Mortgage Banking, Capital Markets, Banking, Insurance and Global Operations.

      The mortgage banking business continues to be the primary source of our revenues and earnings. As a result, the primary influence on our operating results is the aggregate demand for mortgage loans in the U.S., which is affected by such external factors as prevailing mortgage rates and the strength of the U.S. housing market.

      To date in 2004, the interest rate environment has been somewhat volatile, but generally rates are higher than those that prevailed in 2003. Forecasters predict a substantial reduction in U.S. mortgage production for 2004 as compared to 2003, due to an expected decline in mortgage refinance activity resulting from higher interest rates. We believe that a market within the forecasted range of $2.3 trillion to $2.5 trillion would still be favorable for our loan production business, although we would expect increased competitive pressures to have some impact on the profitability of that business. For the six months ended June 30, 2004, mortgage refinance activity declined from levels in 2003, however, the profitability from our investment in mortgage servicing rights increased. A decline in mortgage production generally results in a reduction in mortgage securities trading and underwriting volume. This occurred in the second quarter of 2004, and negatively impacted the profitability of our Capital Markets Segment. However, earnings in our Banking Segment increased, and is expected to continue to grow, primarily as a result of growth in our mortgage loan portfolio. As interest rates have increased, our pipeline of loans in process decreased from $57.4 billion at March 31, 2004, to $47.3 billion at June 30, 2004. The size of the pipeline is a leading indicator of funding performance in the short term.

      Total U.S. residential mortgage loan originations were approximately $800 billion in the quarter ended June 30, 2004, a decrease of approximately $275 billion, or 26%, from the year-ago period (Source: Inside Mortgage Finance). During this same time period our production volume decreased 23%. Notwithstanding the decline in production in the quarter ended June 30, 2004 from the year-ago quarter, the pre-tax earnings in our Mortgage Banking Segment increased 118%. This was primarily the result of a reduction in net MSR impairment in the servicing sector combined with a significant increase in production sector margins driven by increased sales of Subprime Mortgage and Prime Home Equity Loans. Earnings from our related businesses also increased. As a result, our net earnings reached $699.6 million in the quarter ended June 30, 2004, an increase of $316.8 million, or 83%, from the year-ago period.

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

Critical Accounting Policies

      The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to our mortgage securitization activities, the ongoing valuation of retained interests, particularly Mortgage Servicing Rights (“MSRs”), that arise from those activities, and interest rate risk management activities. Our critical accounting policies involve accounting for gains on sales of loans and securities, the valuation of MSRs and other retained interests, and accounting for our derivatives and interest rate risk management activities. These policies are described in further detail in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations Comparison — Quarters Ended June 30, 2004 and 2003

Consolidated Earnings Performance

      Our diluted earnings per share for the quarter ended June 30, 2004 were $2.24, a 64% increase over diluted earnings per share for the quarter ended June 30, 2003. Net earnings were $699.6 million, an 83% increase from the quarter ended June 30, 2003. This earnings performance was driven primarily by improved financial performance of our MSRs partially offset by decreased production sector pre-tax earnings resulting from a decline in mortgage loan production and sales.

      Industry-wide, residential mortgage originations were approximately $800 billion during the second quarter of 2004, down from approximately $1,075 billion in the second quarter of 2003 (Source: Inside Mortgage Finance). Approximately 57% of the residential mortgages produced in the second quarter of 2004 were refinancing transactions compared to 72% in the second quarter of 2003. The balance of mortgages produced related to home purchases.

      The decreased demand for mortgages resulted in lower loan production and sale volumes in the quarter ended June 30, 2004. Increased sales of higher-margin subprime and home equity loans bolstered the Loan Production Sector margin and enabled us to realize pre-tax earnings of $828.2 million for the quarter, a decrease of $381.6 million from the year-ago period.

      The pre-tax earnings in the Loan Servicing Sector, which incorporates the performance of our MSRs and other retained interests, was $25.2 million for the quarter ended June 30, 2004, an improvement of $861.4 million over the year-ago period. This increase in pre-tax earnings was primarily attributable to a reduction in the combined amount of amortization and recovery of previous impairment, net of Servicing Hedge losses. In the quarter ended June 30, 2004, these items totaled $540.3 million, compared to $1,361.0 million of combined amortization and impairment, net of Servicing Hedge gains in the year-ago period.

      The Mortgage Banking Segment produced pre-tax earnings of $876.4 million for the quarter ended June 30, 2004, an increase of 118% from the quarter ended June 30, 2003.

      Our Diversified Businesses also were significant contributors to the earnings performance in the quarter ended June 30, 2004. In particular, our Banking Segment recorded pre-tax earnings of $119.1 million, an increase in earnings of $51.8 million over the year ago quarter, driven primarily by growth in mortgage loans held by Treasury Bank. The increase in the Banking Segment’s pre-tax earnings was partially offset by a decline in the Capital Markets Segment’s earnings, which declined $25.4 million. The decrease was due primarily to changing market conditions, which resulted in a decline in securities trading margins and reduced conduit activities. In total, Diversified Businesses contributed $266.4 million in pre-tax earnings for the quarter ended June 30, 2004, an increase of 22% from the year-ago period.

Operating Segment Results

      Pre-tax earnings by segment are summarized below:

	Quarter Ended June 30,

	2004	2003

	(In thousands)
Mortgage Banking:
Loan Production	$828,183	$1,209,793
Loan Servicing	25,193	(836,247)
Loan Closing Services	23,069	28,872

Total Mortgage Banking	876,445	402,418

Diversified Businesses:
Capital Markets	89,631	115,051
Banking	119,083	67,278
Insurance	48,537	37,015
Global Operations	9,683	(225)
Other	(545)	(215)

Total Diversified Businesses	266,389	218,904

Pre-tax earnings	$1,142,834	$621,322

      Mortgage loan production by segment and product is summarized below:

	Quarter Ended June 30,

	2004	2003

	(In millions)
Segment:
Mortgage Banking	$88,490	$120,811
Capital Markets’ conduit acquisitions	4,599	5,485
Banking-Treasury Bank	6,574	3,914

	$99,663	$130,210

Product:
Prime	$82,808	$121,581
Prime Home Equity	7,301	4,373
Subprime	9,554	4,256

	$99,663	$130,210

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

      The pre-tax earnings of the Loan Production Sector are summarized below:

	Quarter Ended June 30,

	2004		2003

		Percentage of Loan		Percentage of Loan
	Amount	Production Volume	Amount	Production Volume

	(Dollar amounts in thousands)
Revenues:(1)
Prime	$999,371		$1,586,263
Prime Home Equity	237,736		36,637
Subprime	315,211		186,703

Total revenues	1,552,318	1.75%	1,809,603	1.50%

Expenses:
Operating expenses	626,262	0.70%	516,554	0.43%
Allocated corporate expenses	97,873	0.11%	83,256	0.07%

Total expenses	724,135	0.81%	599,810	0.50%

Pre-tax earnings	$828,183	0.94%	$1,209,793	1.00%

(1)	Because loan revenues are typically measured upon sale or securitization rather than at production, the percentage of loan production volume is not meaningful for each loan product.

      Decreased demand for residential mortgages resulted in lower production volume in the quarter ended June 30, 2004 compared to the year-ago period. The resulting decline in our production was partially offset by an increase in our market share from the year-ago period. Our mortgage loan production market share was

13% in the quarter ended June 30, 2004, up from 12% in the quarter ended June 30, 2003 (Source: Inside Mortgage Finance).

      Revenues declined over the year-ago period due primarily to a reduction in sales of Prime Mortgage Loans, which were $74.5 billion in the current quarter compared to $108.7 billion in the year-ago quarter. The decline in prime revenues was partially offset by increased sales of higher margin Subprime Mortgage and Prime Home Equity Loans. The increase in revenues as a percentage of loan volume in the current period is attributable to a shift in sale mix toward Subprime Mortgage and Prime Home Equity Loans, which generally have higher revenues than Prime Mortgage Loans.

      Operating expenses increased, both in dollars and as a percentage of loan volume, compared to the year-ago period due to a planned reduction in productivity to sustainable levels as well as to a shift in the divisional mix of production toward more retail production and less correspondent production.

      These factors combined to produce relatively high profit margins (pre-tax earnings as a percentage of loan volume) for the Loan Production Sector.

      The following table shows total Mortgage Banking loan production volume by division:

	Quarter Ended June 30,

	2004	2003

	(In millions)
Correspondent Lending Division	$37,908	$60,877
Consumer Markets Division	27,099	29,447
Wholesale Lending Division	19,848	28,719
Full Spectrum Lending, Inc.	3,635	1,768

	$88,490	$120,811

      Mortgage Banking loan production for the quarter ended June 30, 2004 decreased 27% in comparison to the year-ago period. The decrease was due primarily to a decline in non-purchase loan production of 48%, partly offset by an increase in purchase production of 39%. The increase in purchase loans is significant because this component of the mortgage market offers relatively stable growth, averaging 10% per year over the last 10 years. The non-purchase, or refinance, component of the mortgage market is highly volatile because it is driven almost exclusively by prevailing mortgage rates.

      The following table summarizes Mortgage Banking loan production by purpose and by interest rate type:

	Quarter Ended June 30,

	2004	2003

	(In millions)
Purpose:
Purchase	$41,176	$29,559
Non-purchase	47,314	91,252

	$88,490	$120,811

Interest Rate Type:
Fixed Rate	$47,973	$106,586
Adjustable Rate	40,517	14,225

	$88,490	$120,811

      The volume of Mortgage Banking Prime Home Equity and Subprime Mortgage Loans produced (which is included in our total volume of loans produced) increased 117% during the current period from the prior period. Details are shown in the following table.

	Quarter Ended
	June 30,

	2004	2003

	(In millions)
Prime Home Equity Loans	$5,239	$2,959
Subprime Mortgage Loans	8,132	3,201

	$13,371	$6,160

Percent of total Mortgage Banking loan production	15.1%	5.1%

      Prime Home Equity and Subprime Mortgage Loans carry historically higher profit margins, and the demand for such loans is believed to be less interest rate sensitive than the demand for prime home mortgage loans. Consequently, Management believes these loans will be a significant component of the sector’s future growth, in particular if mortgage rates continue to rise.

      During the quarter ended June 30, 2004, the Loan Production Sector operated at approximately 114% of planned operational capacity, compared to 130% during the year-ago period. The primary capacity constraint in our loan origination activities is the number of loan operations personnel we have on staff. Therefore, we measure planned capacity with reference to the number of our loan operations personnel multiplied by the number of loans we expect each loan operations staff person to process under normal conditions. From its peak in the third quarter of 2003, the total number of operations personnel has been reduced by approximately 1,500. Concurrent with this reduction in operations personnel has been a reduction in productivity to more sustainable levels that will result in higher overall unit costs. We plan to continue building our sales staff despite any potential further drop in loan origination volume as a primary means to increase our market share.

      The following table summarizes the number of people included in the Loan Production Sector workforce as of the dates indicated:

	Workforce at
	June 30,

	2004	2003

Sales	11,034	7,683
Operations:
Regular employees	7,930	7,187
Temporary staff	1,077	2,755

	9,007	9,942
Production technology	991	631
Administration and support	2,003	1,524

Total workforce	23,035	19,780

      The Consumer Markets Division continued to grow its commissioned sales force during the period. At June 30, 2004, the commissioned sales force numbered 4,262, an increase of 1,291 compared to June 30, 2003. The primary focus of the commissioned sales force is to increase overall purchase market share. The commissioned sales force contributed $10.0 billion in purchase originations during the quarter ended June 30, 2004, a 53% increase over the year-ago period. The purchase production generated by the commissioned sales force represented 74% of the Consumer Markets Division’s purchase production for the quarter ended June 30, 2004.

      The Wholesale Lending Division and FSLI also continued to grow their sales forces as a core strategy to increase market share. At June 30, 2004, the sales force in the Wholesale Lending Division numbered 944, an increase of 17% compared to June 30, 2003. FSLI expanded its sales force by 1,269, or 78% compared to June 30, 2003.

Loan Servicing Sector

      The Loan Servicing Sector reflects the performance of our investments in MSRs and other retained interests and associated risk management activities, as well as profits from sub-servicing activities in the United States. The Loan Servicing Sector includes a significant processing operation, consisting of approximately 5,900 employees who service our 5.5 million mortgage loans. How effectively this servicing operation manages costs and generates ancillary income from the portfolio has a significant impact on the long-term performance of this sector.

      The following table summarizes the results for the Loan Servicing Sector:

	Quarter Ended June 30,

	2004		2003

		Percentage of		Percentage of
		Average Servicing		Average Servicing
	Amount	Portfolio*	Amount	Portfolio*

	(Dollar amounts in thousands)
Revenues	$755,642	0.434%	$667,646	0.509%
Servicing Hedge (losses) gains	(1,149,451)	(0.660)%	748,081	0.570%
Amortization	(569,977)	(0.327)%	(557,274)	(0.425)%
Recovery (impairment)	1,179,127	0.677%	(1,551,847)	(1.183)%
Operating expenses	(108,155)	(0.062)%	(85,469)	(0.065)%
Allocated corporate expenses	(19,109)	(0.011)%	(17,486)	(0.013)%
Interest expense, net	(62,884)	(0.036)%	(39,898)	(0.030)%

Pre-tax earnings (loss)	$25,193	0.015%	$(836,247)	(0.637)%

Average Servicing Portfolio	$696,618,000		$524,803,000

*	Annualized

      The Loan Servicing Sector contributed pre-tax earnings of $25.2 million during the recent period, driven by a recovery of previous impairment of our retained interests. The recovery of previous impairment of retained interests reflects the increase in value of our retained interests, which was primarily due to the low level of projected prepayments in our mortgage servicing portfolio. In general, the value of the MSRs and other retained interests is closely linked to the estimated life of the underlying loans, which increased during the quarter ended June 30, 2004 due to an increase in mortgage rates. The combined recovery of previous impairment of retained interests, net of amortization, was $609.2 million during the quarter ended June 30, 2004 compared to a combined amortization and impairment charge of $2,109.1 million during the quarter ended June 30, 2003.

      During the quarter ended June 30, 2004, the Servicing Hedge generated a loss of $1,149.5 million. This loss resulted from an increase in long-term Treasury and swap rates, which indices underlie the derivatives that constitute the primary component of the Servicing Hedge. Amortization and impairment, net of the Servicing Hedge, was $540.3 million for the quarter ended June 30, 2004, a decrease of $820.7 million from the quarter ended June 30, 2003. In a stable interest rate environment, management would expect no significant impairment and would expect to incur expenses related to the Servicing Hedge driven primarily by time decay on options used in the hedge. Such servicing hedge expenses in turn depend on various factors such as the size and composition of the hedge, the shape of the yield curve and the level of implied interest rate volatility.

      Despite a high level of prepayments, we increased our servicing portfolio to $726.2 billion at June 30, 2004, a 30% increase from June 30, 2003. At the same time, the overall weighted-average note rate of loans in our servicing portfolio declined from 6.4% to 5.9%.

Loan Closing Services Sector

      The LandSafe companies produced $23.1 million in pre-tax earnings, representing a decrease of 20% from the year-ago period. The decrease in LandSafe’s pre-tax earnings was primarily due to the decrease in our loan origination activity.

Diversified Businesses

      To leverage our mortgage banking platform, as well as to reduce the variability of earnings due to changes in mortgage interest rates, we have expanded into other financial services. These other businesses are grouped into the following segments: Capital Markets, Banking, Insurance, and Global Operations.

Capital Markets Segment

      Our Capital Markets Segment achieved pre-tax earnings of $89.6 million for the quarter, a decrease of $25.4 million, or 22%, from the year-ago period. Total revenues were $161.7 million, a decrease of $6.9 million, or 4%, compared to the year-ago period. This segment’s performance was impacted by rising interest rates and a less favorable fixed income securities market. These factors led to reduced mortgage-backed securities trading volumes and margins and a decline in conduit activities. This segment has expanded its staffing and infrastructure to invest in the development of new lines of business, which contributed to an increase in expenses of $18.5 million, or 35%, compared to the year-ago period.

      The following table shows pre-tax income of the Capital Markets Segment:

	Quarter Ended June 30,

	2004	2003

	(In thousands)
Revenues:
Conduit	$69,577	$71,325
Underwriting	65,680	45,539
Securities trading	26,886	41,942
Brokering	3,182	5,936
Other	(3,640)	3,829

Total revenues	161,685	168,571
Expenses:
Operating expenses	69,569	50,933
Allocated corporate expenses	2,485	2,587

Total expenses	72,054	53,520

Pre-tax earnings	$89,631	$115,051

      During the quarter ended June 30, 2004, the Capital Markets Segment generated revenues totaling $69.6 million from its conduit activities, which include brokering and managing the acquisition, sale or securitization of whole loans on behalf of CHL. Conduit revenues for the quarter ended June 30, 2004 decreased 2% in comparison to the year-ago period primarily as a result of a decrease in the average inventory of conduit loans held combined with a decrease in mortgage sales.

      Underwriting revenues increased $20.1 million over the year-ago period primarily as a result of increased sales of our subprime and home equity securities and an increase in third party underwriting business during the period.

      Trading revenues declined 36% due to a 27% decline in trading volume, before giving effect to trading of U.S. Treasury securities. Including U.S. Treasury securities, the total securities volume traded increased 9% over the year-ago period. Effective January 15, 2004, Countrywide Securities Corporation (“CSC”) became a “Primary Dealer” and as such is an authorized counterparty with the Federal Reserve Bank of New York in its open market operations. As a result of this new status, trading activities associated with U.S. Treasury Securities are expected to begin generating meaningful revenues in the fourth quarter of 2004.

      The following table shows the composition of CSC securities trading volume, which includes intersegment trades with the mortgage banking operations, by instrument:

	Quarter Ended June 30,

	2004	2003

	(In millions)
Mortgage-backed securities	$526,677	$773,801
U.S. Treasury securities	287,242	—
Asset-backed securities	43,324	10,207
Government agency debt	21,803	23,045
Other	2,531	4,802

Total securities trading volume(1)	$881,577	$811,855

(1)	Approximately 11% and 15% of the segment’s total securities trading volume was with CHL during the quarters ended June 30, 2004 and 2003, respectively.

Banking Segment

      The Banking Segment achieved pre-tax earnings of $119.1 million during the quarter ended June 30, 2004, as compared to $67.3 million for the year-ago period. Following is the composition of pre-tax earnings by company:

	Quarter Ended June 30,

	2004	2003

	(In thousands)
Treasury Bank (“Bank”)	$104,936	$49,972
Countrywide Warehouse Lending (“CWL”)	17,415	20,611
Allocated corporate expenses	(3,268)	(3,305)

Pre-tax earnings	$119,083	$67,278

      The Bank’s revenues and expenses are summarized in the following table:

	Quarter Ended June 30,

	2004	2003

	(In thousands)
Interest income	$268,285	$104,971
Interest expense	130,478	48,611

Net interest income	137,807	56,360
Provision for loan losses	(8,930)	(1,783)

Net interest income after provision for loan losses	128,877	54,577
Non-interest income	15,829	17,586
Non-interest expense	(39,770)	(22,191)

Pre-tax earnings	$104,936	$49,972

      The components of the Bank’s net interest income are summarized below:

	Quarter Ended June 30,

	2004		2003

	Dollars	Rate	Dollars	Rate

	(Dollar amounts in thousands)
Net interest income:
Yield on interest-earning assets:
Mortgage loans held for investment	$235,214	4.50%	$65,921	4.45%
Securities available for sale	25,887	3.74%	34,198	3.65%
Other	7,184	1.92%	4,852	1.70%

Total yield on interest-earning assets	268,285	4.27%	104,971	3.89%

Cost of interest-bearing liabilities:
Deposits	62,690	1.78%	26,408	1.52%
FHLB advances	67,630	2.98%	21,822	3.25%
Other	158	1.06%	381	1.29%

Total cost of interest-bearing liabilities	130,478	2.25%	48,611	1.98%

Net interest income	$137,807	2.20%	$56,360	2.09%

Efficiency ratio(1)	26%		30%
After-tax return on average assets	1.03%		1.06%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income.

      The increase in net interest income is primarily due to a $14.4 billion increase in average interest-earning assets, primarily mortgage loans, combined with an increase in net interest margin of 11 basis points. The yield on interest-earning assets increased by 38 basis points due largely to a shift in the mix of the Bank’s earning assets toward mortgage loans held for investment. The cost of interest-bearing liabilities increased due to the change in the mix of the Bank’s liabilities arising from Treasury Bank’s taking advantage of the availability of FHLB advances, which generally bear higher interest rates.

      The composition of the Bank’s balance sheets was as follows:

	June 30, 2004		December 31, 2003

		Yield/		Yield/
	Dollar	Cost	Dollar	Cost

	(Dollar amounts in millions)
Assets
Cash	$113	0.86%	$143	0.97%
Short-term investments	960	1.11%	350	1.00%
Mortgage loans, net	22,830	4.52%	14,686	4.72%
Available-for-sale securities	2,554	3.65%	3,564	4.30%
FHLB & FRB Stock	523	3.75%	394	4.87%
Other assets	194	—	239	—

	$27,174	4.35%	$19,376	4.57%

	June 30, 2004		December 31, 2003

		Yield/		Yield/
	Dollar	Cost	Dollar	Cost

	(Dollar amounts in millions)
Liabilities
Deposits:
Company-controlled escrow deposit accounts	$8,418	1.09%	$5,901	0.94%
Customer	7,052	2.93%	3,435	3.18%
FHLB Advances	9,375	2.94%	6,875	3.18%
Other borrowings	—	—	1,508	1.11%
Other liabilities	267	—	162	—

	25,112	2.30%	17,881	2.28%
Shareholder’s equity	2,062		1,495

	$27,174		$19,376

Non-accrual loans	$11.1		$3.7
Capital ratios:
Tier 1 Leverage	8.2%		8.6%
Tier 1 Risk-based capital	12.0%		12.8%
Total Risk-based capital	12.2%		13.0%

      The Banking Segment also includes the operation of CWL. CWL’s pre-tax earnings decreased by $3.2 million during the quarter ended June 30, 2004 in comparison to the year-ago period, primarily due to a 13% decline in average mortgage warehouse advances. The decline in average mortgage warehouse advances was attributable to a decline in the overall mortgage originations market.

Insurance Segment

      The Insurance Segment’s pre-tax earnings increased 31% over the year-ago period, to $48.5 million. The following table shows pre-tax earnings by business line:

	Quarter Ended
	June 30,

	2004	2003

	(In thousands)
Balboa Reinsurance Company	$30,993	$24,366
Balboa Life and Casualty Operations(1)	22,814	16,252
Allocated corporate expenses	(5,270)	(3,603)

Pre-tax earnings	$48,537	$37,015

(1)	Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

      The following table shows net insurance premiums earned for the carrier operations:

	Quarter Ended June 30,

	2004	2003

	(In thousands)
Balboa Life and Casualty Operations	$148,687	$136,552
Balboa Reinsurance Company	38,565	31,631

Total net insurance premiums earned	$187,252	$168,183

      Our Life and Casualty insurance business produced pre-tax earnings of $22.8 million, an increase of $6.6 million from the comparable quarter in 2003. The growth in earnings was driven by a $12.1 million, or

9%, increase in net earned premiums during the quarter ended June 30, 2004 in comparison to the year-ago quarter. The growth in net earned premiums was primarily attributable to growth in voluntary homeowners insurance.

      Our mortgage reinsurance business produced $31.0 million in pre-tax earnings, an increase of 27% over the year-ago period, driven primarily by growth of 14% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts combined with an overall increase in the ceded premium percentage.

Global Operations Segment

      Global Operations pre-tax earnings totaled $9.7 million, an increase of $9.9 million in comparison to the year-ago period. The increase in earnings was due to growth in the portfolio of mortgage loans subserviced on behalf of Global Home Loans’ minority joint venture partner, Barclays plc., along with a $6.5 million software impairment charge in the quarter ended June 30, 2003, which did not recur in the current period.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

      Gain on sale of loans and securities is summarized below for the quarters ended June 30, 2004 and 2003:

	Quarter Ended June 30,

	2004			2003

		Gain on Sale			Gain on Sale

			As Percentage			As Percentage
	Loans Sold	Amount	of Loans Sold	Loans Sold	Dollars	of Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$74,516,530	$796,182	1.07%	$108,669,330	$1,423,353	1.31%
Subprime Mortgage Loans	9,010,951	261,435	2.90%	2,924,997	167,288	5.72%
Prime Home Equity Loans	6,109,663	150,698	2.47%	—	—	—

Production Sector	89,637,144	1,208,315	1.35%	111,594,327	1,590,641	1.43%
Reperforming loans	582,839	18,574	3.19%	775,697	61,112	7.88%

	$90,219,983	1,226,889		$112,370,024	1,651,753

Capital Markets:
Trading securities		(12,772)			(15,762)
Conduit activities		56,407			66,788

		43,635			51,026
Other		6,807			8,148

		$1,277,331			$1,710,927

      Gain on sale of Prime Mortgage Loans decreased in the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 due primarily to lower Prime Mortgage Loan production and sales combined with lower margins. This reduction in gain on sale revenues was partially offset by increased net interest income associated with Prime Mortgage Loans as a result of the increase in the average holding period of the inventory, which shifts revenue from gain on sale to interest income. Gain on sale of Prime Home Equity and Subprime Mortgage Loans increased in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 due primarily to increased sales of these loans, partially offset by a decline in Subprime Mortgage Loan margins due to increased pricing competition and to less favorable secondary marketing execution. Inventory of these higher-margin products had been accumulated during recent periods of high origination volume. A portion of this inventory was sold in the quarter ended June 30, 2004.

      Reperforming loans are reinstated loans that had previously defaulted and were repurchased from mortgage securities we issued. The note rate on these loans is typically higher than the current mortgage rate, and therefore, their margin is typically higher than margins on Prime Mortgage Loans. A change in Ginnie Mae rules related to the repurchase of defaulted loans from Ginnie Mae securities has resulted in fewer loans available for repurchase, which has contributed to a lower gain on sale related to these loans.

      Capital Markets’ revenues from its trading activities consist of gains on the sale of securities and net interest income. The decrease in Capital Markets’ gain on sale of loans related to its conduit activities was due to decreased acquisitions and sales during the quarter ended June 30, 2004 in comparison to the year-ago period.

      In general, gain on sale of loans and securities is affected by numerous factors, including the volume and mix of loans sold, production channel mix, the level of price competition, the slope of the yield curve, and the effectiveness of our associated interest rate risk management activities.

Net Interest Income

      Net interest income is summarized below for the quarters ended June 30, 2004 and 2003:

	Quarter Ended June 30,

	2004	2003

	(In thousands)
Net interest income (expense):
Mortgage Banking Segment loans and securities	$310,300	$184,689
Banking Segment loans and securities	154,092	73,593
Custodial balances	(40,912)	(66,109)
Loan Servicing Sector interest expense	(80,512)	(59,226)
Capital Markets Segment securities trading portfolio	97,180	105,103
Reperforming loans	32,346	23,751
Home equity AAA asset-backed securities	14,343	26,089
Other	11,711	8,150

Net interest income	498,548	296,040
Provision for loan losses	(19,747)	(7,222)

Net interest income after provision for loan losses	$478,801	$288,818

      The increase in net interest income from Mortgage Banking loans and securities reflects an increase in the average mortgage loans, which was caused by an increase in the average period loans were held during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 combined with a higher overall net earnings rate that was attributable to a relative increase in earning rates during the current quarter. The rates earned on the loans and securities held for sale increased relative to the short-term rates used to finance such inventory. The increase in net interest income was partially offset by a reduction in gain on sale of Prime Mortgage Loans.

      The increase in net interest income from the Banking Segment was primarily attributable to growth in mortgage loans held by the Bank. Average assets in the Banking Segment increased to $29.0 billion during the quarter, an increase of $13.8 billion over the year-ago quarter. The average net spread earned increased to 2.13% during the quarter June 30, 2004 from 1.94% during the quarter ended June 30, 2003.

      Net interest expense from custodial balances decreased in the current period due to a decline in loan payoffs from the year-ago period. We are obligated to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $86.0 million and $121.2 million in the quarters ended June 30, 2004 and 2003, respectively. Partially offsetting the decrease in interest on loan payoffs was a decline in the earnings rate on the custodial balances from 1.10% during the quarter ended June 30, 2003 to 0.92% during the quarter ended June 30, 2004.

      Interest expense allocated to the Loan Servicing Sector increased due to an increase in total sector assets.

      The decrease in net interest income from the Capital Markets securities trading portfolio is attributable to a decrease in the average net spread earned from 1.38% in the quarter ended June 30, 2003 to 0.94% during the quarter ended June 30, 2004, partially offset by an increase of 30% in the average inventory of securities held in the quarter ended June 30, 2004.

      Reperforming loans are reinstated loans that had previously defaulted and were repurchased from mortgage securities we issued. Such loans are subsequently securitized and resold. The increase in interest income related to this activity is a result of an increase in the average balance of such loans held.

Loan Servicing Fees and Other Income from Retained Interests

      Loan servicing fees and other income from retained interests are summarized below for the quarters ended June 30, 2004 and 2003:

	Quarter Ended June 30,

	2004	2003

	(In thousands)
Servicing fees, net of guarantee fees	$566,389	$469,645
Income from other retained interests	115,536	104,390
Late charges	41,939	35,476
Prepayment penalties	37,386	45,271
Global Operations Segment subservicing fees	26,287	22,107
Ancillary fees	15,095	16,021

Total loan servicing fees and other income from retained interests	$802,632	$692,910

      The increase in servicing fees, net of guarantee fees, was principally due to a 33% increase in the average servicing portfolio, partially offset by a reduction in the overall annualized net service fee earned from 0.36% of the average portfolio balance during the quarter ended June 30, 2003 to 0.33% during the quarter ended June 30, 2004. The reduction in the overall net service fee was largely due to the Company entering agreements with certain of its loan investors whereby it agreed to reduce its contractual servicing fee rate in exchange for interest-only stripped securities.

      The increase in income from other retained interests was due primarily to a 7% increase in the average investment balances during the quarter ended June 30, 2004 combined with an increase in the average effective yield of these investments from 26% in the quarter ended June 30, 2003 to 27% in the quarter ended June 30, 2004. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of nonconforming mortgage loans, particularly Subprime Mortgage and Prime Home Equity Loans.

      Lower prepayment penalty income in the quarter ended June 30, 2004 corresponded to the decrease in subprime loan payoffs during the quarter.

Amortization of Mortgage Servicing Rights

      We recorded amortization of MSRs of $570.0 million during the quarter ended June 30, 2004 as compared to $557.3 million during the quarter ended June 30, 2003. The increase in amortization of MSRs was primarily due to the increase in MSRs arising from growth in our servicing portfolio. The MSR amortization rate was 26.9% for the quarter ended June 30, 2004 as compared to 29.1% for the quarter ended June 30, 2003.

Recovery (Impairment) of Retained Interest and Servicing Hedge (Losses) Gains

      Recovery (impairment) of retained interests and Servicing Hedge (losses) gains are detailed below for the quarters ended June 30, 2004 and 2003:

	Quarter Ended June 30,

	2004	2003

	(In thousands)
Recovery (impairment) of retained interests:
MSRs	$1,357,551	$(1,491,487)
Other retained interests	(178,424)	(60,360)

	$1,179,127	$(1,551,847)

Servicing Hedge (losses) gains recorded in earnings	$(1,149,451)	$748,081

      The recovery of previous impairment of mortgage servicing rights during the quarter ended June 30, 2004 resulted from an increase in the estimated fair value of MSRs driven by an increase in mortgage rates during the quarter. In the quarter ended June 30, 2004, we recognized impairment of other retained interests, primarily as a result of a decline in the value of subprime residual securities. The collateral underlying certain of these residuals is fixed-rate while the pass-through rate is floating. The increase in interest rates during the quarter resulted in a compression of the spread on such residuals, which resulted in a decline in their value. A lower mortgage interest rate environment during the quarter ended June 30, 2003, resulted in MSR impairment of $1,551.8 million.

      During the quarter ended June 30, 2004, long-term Treasury and swap rates increased, resulting in a Servicing Hedge loss of $1,149.5 million. During the quarter ended June 30, 2003, the Servicing Hedge generated a gain of $748.1 million as long-term Treasury and swap rates decreased.

      The Servicing Hedge is intended to moderate the effect on earnings caused by changes in the estimated fair value of MSRs and other retained interests that generally result from changes in mortgage rates. Rising interest rates in the future will result in Servicing Hedge losses.

Net Insurance Premiums Earned

      The increase in net insurance premiums earned is primarily due to an increase in premiums earned on voluntary lines of businesses.

Commissions and Other Income

      Commissions and other income consisted of the following for the quarters ended June 30, 2004 and 2003:

	Quarter Ended June 30,

	2004	2003

	(In thousands)
Appraisal fees, net	$18,439	$19,669
Global Operations Segment processing fees	18,219	19,188
Credit report fees, net	17,371	21,604
Insurance agency commissions	16,037	13,149
Title services	11,961	12,940
Other	45,362	41,967

Total commissions and other income	$127,389	$128,517

      The decrease in processing fees earned in the Global Operations Segment was due to the decline in the number of loans processed.

      The decrease in net appraisal, credit report and title services fees is primarily due to the decrease in mortgage loan production.

Compensation Expenses

      Compensation expenses are summarized below for the quarters ended June 30, 2004 and 2003:

	Quarter Ended June 30, 2004

	Mortgage	Diversified	Corporate
	Banking	Businesses	Administration	Total

	(Dollar amounts in thousands)
Base salaries	$256,089	$74,584	$55,465	$386,138
Incentive bonus and commissions	357,456	46,630	17,052	421,138
Payroll taxes and benefits	86,566	14,452	21,138	122,156
Deferral of loan origination costs	(149,777)	(9,565)	—	(159,342)

Total compensation expenses	$550,334	$126,101	$93,655	$770,090

Average workforce, including temporary staff	29,110	5,248	3,660	38,018

	Quarter Ended June 30, 2003

	Mortgage	Diversified	Corporate
	Banking	Businesses	Administration	Total

	(Dollar amounts in thousands)
Base salaries	$227,487	$63,994	$48,443	$339,924
Incentive bonus and commissions	293,931	35,534	7,578	337,043
Payroll taxes and benefits	66,703	10,394	9,840	86,937
Deferral of loan origination costs	(105,721)	(5,465)	—	(111,186)

Total compensation expenses	$482,400	$104,457	$65,861	$652,718

Average workforce, including temporary staff	25,660	4,925	3,064	33,649

      Compensation expenses increased $117.4 million, or 18%, during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003.

      Compensation expenses in the Mortgage Banking Segment increased primarily due to growth in the loan production sales force. In the Loan Production Sector, compensation expenses increased $64.3 million, or 16%, as a result of a 19% increase in average staff, primarily the sales force. In the Loan Servicing Sector, compensation expense rose $6.1 million, or 10%, as a result of an increase in average staff of 1% to support a 21% increase in the number of loans serviced.

      Incremental direct costs associated with the origination of loans are deferred when incurred. When the related loan is sold, the costs deferred are included as a component of gain on sale. See “Note 2 — Summary of Significant Accounting Policies — Financial Statement Reclassifications” in the Annual Report on Form 10-K for the year ended December 31, 2003 for a further discussion of deferred origination costs.

      Compensation expenses increased in all other business segments and corporate areas, reflecting their growth and growth in the Company.

Occupancy and Other Office Expenses

      Occupancy and other office expenses for the quarter ended June 30, 2004 increased by $21.3 million or 15%, primarily to accommodate personnel growth in the loan production operations.

Insurance Claim Expenses

      Insurance claim expenses were $83.8 million, or 45%, of net insurance premiums earned for the quarter ended June 30, 2004, as compared to $85.9 million, or 51%, of net insurance premiums earned for the quarter ended June 30, 2003. Balboa Life and Casualty’s loss ratio (including allocated loss adjustment expenses) decreased from 56% for the quarter ended June 30, 2003 to 52% for the quarter ended June 30, 2004, due to lower claims experience in both voluntary homeowners’ and lender-placed insurance lines. Reinsurance claims expenses are a function of expected remaining losses and premiums. The related provision for claims expenses decreased $1.0 million from the quarter ended June 30, 2003.

Other Operating Expenses

      Other operating expenses for the quarters ended June 30, 2004 and 2003 are summarized below:

	Quarter Ended June 30,

	2004	2003

	(In thousands)
Marketing expense	$41,659	$25,462
Insurance commission expense	30,453	29,003
Professional fees	23,935	18,927
Travel and entertainment	19,274	15,646
Insurance	14,834	6,165
Other	60,342	49,967
Deferral of loan origination costs	(18,180)	(19,539)

Total other operating expenses	$172,317	$125,631

      The increase in marketing expense is due to increased advertising during the current quarter.

      Insurance expense increased due to an increase in mortgage related to the growth in the Bank’s loan portfolio.

Results of Operations Comparison — Six Months Ended June 30, 2004 and 2003

Consolidated Earnings Performance

      Our diluted earnings per share for the six months ended June 30, 2004 were $4.46, a 72% increase over diluted earnings per share for the six months ended June 30, 2003. Net earnings were $1,390.6 million, a 96% increase from the six months ended June 30, 2003. This earnings performance was driven primarily by improved financial performance of our MSRs partially offset by decreased production sector pre-tax earnings resulting from a decline in mortgage loan production and sales.

      Industry-wide, residential mortgage originations were approximately $1,385 billion during the first six months of 2004, down from approximately $1,950 billion in the first six months of 2003 (Source: Inside Mortgage Finance). Approximately 58% of the residential mortgages produced in the six months ended June 30, 2004 were refinancing transactions triggered primarily by continued low mortgage rates. The balance of mortgages produced related to home purchases.

      The decreased demand for mortgages resulted in lower production volumes in the six months ended June 30, 2004. The decrease in Prime Mortgage Loan volumes and sales was partially offset by increased sales of higher-margin Subprime Mortgage and Prime Home Equity Loans, which bolstered the Loan Production Sector margin and enabled us to realize pre-tax earnings of $1,770.1 million for the six months, a decrease of $322.0 million from the year-ago period.

      The pre-tax loss in the Loan Servicing Sector, which incorporates the performance of our MSRs and other retained interests, was $133.0 million, an improvement of $1,257.3 million over the year-ago period. This decrease in pre-tax loss was primarily attributable to the combined amount of amortization and recovery of previous impairment, net of Servicing Hedge losses. In the six months ended June 30, 2004, these items totaled $1,276.8 million, compared to $2,379.6 million in the year-ago period.

      The Mortgage Banking Segment produced pre-tax earnings of $1,678.6 million for the six months ended June 30, 2004, an increase of 122% from the six months ended June 30, 2003.

      Our Diversified Businesses also were significant contributors to the earnings performance in the six months ended June 30, 2004. In particular, our Banking Segment increased its pre-tax earnings by $114.1 million over the year ago period, driven primarily by growth in mortgage loans held by Treasury Bank. In addition, our Capital Markets Segment recorded pre-tax earnings of $242.8 million, as compared to $211.2 million in the year-ago period. This segment’s results in the current period were bolstered by increased revenues from its mortgage conduit and underwriting activities. In total, Diversified Businesses contributed $588.1 million in pre-tax earnings for the six months ended June 30, 2004, an increase of 51% from the year-ago period.

Operating Segment Results

      Pre-tax earnings by segment are summarized below:

	Six Months Ended June 30,

	2004	2003

	(In thousands)
Mortgage Banking:
Loan Production	$1,770,070	$2,092,093
Loan Servicing	(133,026)	(1,390,279)
Loan Closing Services	41,601	54,855

Total Mortgage Banking	1,678,645	756,669

Diversified Businesses:
Capital Markets	242,782	211,163
Banking	224,691	110,611
Insurance	100,532	61,773
Global Operations	21,414	5,571
Other	(1,270)	103

Total Diversified Businesses	588,149	389,221

Pre-tax earnings	$2,266,794	$1,145,890

      Mortgage loan production by segment and product is summarized below:

	Six Months Ended
	June 30,

	2004	2003

	(In millions)
Segment:
Mortgage Banking	$155,974	$217,406
Capital Markets’ conduit acquisitions	7,923	9,559
Banking-Treasury Bank	11,970	5,648

	$175,867	$232,613

Product:
Prime	$146,831	$217,179
Prime Home Equity	12,590	7,855
Subprime	16,446	7,579

	$175,867	$232,613

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

      The pre-tax earnings of the Loan Production Sector are summarized below:

	Six Months Ended June 30,

	2004		2003

		Percent of Loan		Percent of Loan
	Dollars	Production Volume	Dollars	Production Volume

	(Dollar amounts in thousands)
Revenues:(1)
Prime	$1,754,964		$2,880,573
Prime Home Equity	459,641		49,692
Subprime	899,856		254,039

Total revenues	3,114,461	1.99%	3,184,304	1.46%

Expenses:
Operating expenses	1,147,420	0.73%	928,589	0.43%
Allocated corporate expenses	196,971	0.13%	163,622	0.07%

Total expenses	1,344,391	0.86%	1,092,211	0.50%

Pre-tax earnings	$1,770,070	1.13%	$2,092,093	0.96%

(1)	Because loan revenues are typically measured upon sale or securitization rather than production, the percentage of loan production volume is not meaningful for each loan product.

      Decreased demand for residential mortgages resulted in lower production volume in the six months ended June 30, 2004 compared to the year-ago period. The resulting decline in our production was partially offset by an increase in our market share from the year-ago period. Our mortgage loan production market share was 13% in the six months ended June 30, 2004, up from 12% in the six months ended June 30, 2003 (Source: Inside Mortgage Finance).

      Revenues decreased over the year ago period due to a reduction in production and sales of Prime Mortgage loans partially offset by an increase in sales of Subprime Mortgage and Prime Home Equity Loans. Combined sales of Subprime Mortgage and Prime Home Equity Loan products were $27.5 billion in the current six months compared to $4.2 billion in the year-ago period. The associated increase in revenues from sales of Subprime Mortgage and Prime Home Equity Loans was approximately $830.5 million. Revenues from sales of Prime Mortgage Loans decreased by approximately $1,245.8 million, primarily due to the reduction in volume combined with decreased margins.

      The increase in revenues as a percentage of loan volume in the current period is attributable to a shift in sales mix toward Subprime Mortgage and Prime Home Equity Loans, which generally have higher revenues than Prime Mortgage Loans.

      Operating expenses increased, both in dollars and as a percentage of loan volume, compared to the year-ago period due to a planned reduction in productivity to sustainable levels as well as to a shift in the divisional mix of production toward more retail production and less correspondent production.

      These factors combined to produce relatively high profit margins (pre-tax earnings as a percentage of loan volume) for the Loan Production Sector.

      The following table shows total Mortgage Banking loan production volume by division:

	Six Months Ended
	June 30,

	2004	2003

	(In millions)
Correspondent Lending Division	$66,695	$110,699
Consumer Markets Division	47,334	51,689
Wholesale Lending Division	35,486	51,964
Full Spectrum Lending, Inc.	6,459	3,054

	$155,974	$217,406

      Mortgage Banking loan production for the six months ended June 30, 2004 decreased 28% in comparison to the year-ago period. The decrease was due primarily to a decline in non-purchase loan production of 47% partly offset by an increase in purchase production of 34%.

      The following table summarizes Mortgage Banking loan production by purpose and by interest rate type:

	Six Months Ended
	June 30,

	2004	2003

	(In millions)
Purpose:
Purchase	$68,790	$51,435
Non-purchase	87,184	165,971

	$155,974	$217,406

Interest Rate Type:
Fixed Rate	$88,804	$192,196
Adjustable Rate	67,170	25,210

	$155,974	$217,406

      The volume of Mortgage Banking Prime Home Equity and Subprime Mortgage Loans produced (which is included in our total volume of loans produced) increased 108% during the current period from the prior period. Details are shown in the following table.

	Six Months Ended
	June 30,

	2004	2003

	(Dollar amounts
	in millions)
Prime Home Equity Loans	$8,968	$5,502
Subprime Mortgage Loans	14,180	5,640

	$23,148	$11,142

Percent of total Mortgage Banking loan production	14.8%	5.1%

      Prime Home Equity and Subprime Mortgage Loans carry higher profit margins historically, and the demand for such loans is believed to be less interest rate sensitive than the demand for prime home mortgage loans. Consequently, Management believes these loans will be a significant component of the sector’s future growth, in particular if mortgage rates continue to rise.

      During the six months ended June 30, 2004, the Loan Production Sector operated at approximately 110% of planned operational capacity, compared to 123% during the year-ago period.

Loan Servicing Sector

      The Loan Servicing Sector reflects the performance of our investments in MSRs and other retained interests and associated risk management activities, as well as profits from sub-servicing activities in the United States.

      The following table summarizes the results for the Loan Servicing Sector:

	Six Months Ended June 30,

	2004		2003

		Percentage of		Percentage of
		Average Servicing		Average Servicing
	Amount	Portfolio*	Amount	Portfolio*

	(Dollar amounts in thousands)
Revenues	$1,527,506	0.451%	$1,274,544	0.512%
Servicing Hedge (losses) gains	(476,655)	(0.141)%	754,442	0.303%
Amortization	(983,659)	(0.290)%	(919,774)	(0.369)%
Recovery (impairment)	183,482	0.054%	(2,214,260)	(0.889)%
Operating expenses	(211,706)	(0.063)%	(177,526)	(0.071)%
Allocated corporate expenses	(37,354)	(0.011)%	(34,857)	(0.014)%
Interest expense, net	(134,640)	(0.039)%	(72,848)	(0.030)%

Pre-tax loss	$(133,026)	(0.039)%	$(1,390,279)	(0.558)%

Average Servicing Portfolio	$677,247,000		$498,178,000

* Annualized

      The pre-tax loss in the Loan Servicing Sector was $133.0 million during the recent period, an improvement of $1,257.3 million from the year-ago period. In the current period, mortgage rates increased which resulted in recovery of previous impairment totaling $183.5 million. In the prior period, rates declined resulting in impairment of retained interests totaling $2,214.3 million. The combined amounts of amortization and impairment or recovery of previous impairment were $800.2 million and $3,134.0 million during the six months ended June 30, 2004 and 2003, respectively.

      The loss generated by the Servicing Hedge during the six months ended June 30, 2004, resulted from an increase in long-term Treasury and swap rates, which indices underlie the derivatives and securities that constitute the primary component of the Servicing Hedge. Amortization and impairment recovery of previous impairment, net of the Servicing Hedge, was $1,276.8 million for the six months ended June 30, 2004, a decrease of $1,102.8 million from the six months ended June 30, 2003.

      Despite a high level of prepayments, we increased our servicing portfolio to $726.2 billion at June 30, 2004, a 30% increase from June 30, 2003. At the same time, the overall weighted-average note rate of loans in our servicing portfolio declined from 6.4% to 5.9%.

Loan Closing Services Sector

      The LandSafe companies produced $41.6 million in pre-tax earnings, representing a decrease of 24% from the year-ago period. The decrease in LandSafe’s pre-tax earnings was primarily due to the decrease in our loan origination activity.

Diversified Businesses

      To leverage our mortgage banking platform, as well as to reduce the variability of earnings due to changes in mortgage interest rates, we have engaged in other financial services. These other businesses are grouped into the following segments: Capital Markets, Banking, Insurance, and Global Operations.

Capital Markets Segment

      Our Capital Markets Segment achieved pre-tax earnings of $242.8 million for the six months, an increase of $31.6 million, or 15%, from the year-ago period. Total revenues were $385.1 million, an increase of $53.9 million, or 16% compared to the year-ago period.

      The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Revenues:
Conduit	$176,910	$134,946
Underwriting	128,942	81,868
Securities trading	76,024	102,261
Brokering	7,214	9,544
Other	(4,009)	2,581

Total revenues	385,081	331,200
Expenses:
Operating expenses	137,504	114,733
Allocated corporate expenses	4,795	5,304

Total expenses	142,299	120,037

Pre-tax earnings	$242,782	$211,163

      During the six months ended June 30, 2004, the Capital Markets Segment generated revenues totaling $176.9 million from its conduit activities, which include brokering and managing the acquisition, sale or securitization of whole loans on behalf of CHL. Conduit revenues for the six months ended June 30, 2004 increased 31% in comparison to the year-ago period primarily as a result of an increase in the amount of mortgage loans acquired by the conduit.

      Underwriting revenues increased $47.1 million over the year-ago period primarily as a result of increased sales of our subprime and home equity securities during the period as well as an increase in third party underwriting business.

      Trading revenues declined 26% due to a 20% decline in trading volume, before giving effect to trading of U.S. Treasury securities. Including U.S. Treasury securities, the total securities volume traded increased 8% over the year-ago period. Effective January 15, 2004, CSC became a “Primary Dealer” and as such is an authorized counterparty with the Federal Reserve Bank of New York in its open market operations. As a result of this new status, trading activities associated with U.S. Treasury Securities are expected to begin generating meaningful revenues in the fourth quarter of 2004.

      The following table shows the composition of CSC securities trading volume, which includes intersegment trades with the mortgage banking operations, by instrument:

	Six Months Ended
	June 30,

	2004	2003

	(In millions)
Mortgage-backed securities	$1,025,828	$1,377,719
U.S. Treasury securities	415,481	—
Asset-backed securities	80,931	18,393
Government agency debt	40,346	48,753
Other	9,430	7,027

Total securities trading volume(1)	$1,572,016	$1,451,892

(1)	Approximately 11% and 14% of the segment’s total securities trading volume was with CHL during the six months ended June 30, 2004 and 2003, respectively.

Banking Segment

      The Banking Segment achieved pre-tax earnings of $224.7 million during the six months ended June 30, 2004, as compared to $110.6 million for the year-ago period. Following is the composition of pre-tax earnings by company:

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Treasury Bank (“Bank”)	$198,524	$78,199
Countrywide Warehouse Lending (“CWL”)	33,040	38,712
Allocated corporate expenses	(6,873)	(6,300)

Pre-tax earnings	$224,691	$110,611

      The Bank’s revenues and expenses are summarized in the following table:

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Interest income	$496,301	$169,908
Interest expense	240,498	79,485

Net interest income	255,803	90,423
Provision for loan losses	(17,338)	(4,278)

Net interest income after provision for loan losses	238,465	86,145
Non-interest income	32,040	33,241
Non-interest expense	(71,981)	(41,187)

Pre-tax earnings	$198,524	$78,199

      The components of the Bank’s net interest income are summarized below:

	Six Months Ended June 30,

	2004		2003

	Dollars	Rate	Dollars	Rate

	(Dollar amounts in thousands)
Net interest income:
Yield on interest-earning assets:
Mortgage loans held for investment	$422,349	4.53%	$99,730	4.59%
Securities available for sale	61,595	3.96%	61,688	3.63%
Other	12,357	2.05%	8,490	1.66%

Total yield on interest-earning assets	496,301	4.32%	169,908	3.88%

Cost of interest-bearing liabilities:
Deposits	107,089	1.78%	45,005	1.58%
FHLB advances	128,832	3.05%	33,810	3.35%
Other	4,577	1.10%	670	1.29%

Total cost of interest-bearing liabilities	240,498	2.26%	79,485	2.03%

Net interest income	$255,803	2.24%	$90,423	2.08%

Efficiency ratio(1)	25%		33%
After-tax return on average assets	1.06%		1.02%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income.

      The increase in net interest income is primarily due to a $14.2 billion increase in average interest-earning assets, primarily mortgage loans, combined with an increase in net interest margin of 16 basis points. The yield on interest-earning assets increased by 44 basis points due largely to a shift in the mix of the Bank’s earning assets toward mortgage loans held for investment. The cost of interest-bearing liabilities increased due to the change in the mix of the Bank’s liabilities arising from Treasury Bank’s taking advantage of the availability of FHLB advances, which generally bear higher interest rates.

      The Banking Segment also includes the operation of CWL. CWL’s pre-tax earnings decreased by $5.7 million during the six months ended June 30, 2004 in comparison to the year-ago period, primarily due to an 18% decline in average mortgage warehouse advances. The decline in average mortgage warehouse advances was attributable to a decline in the overall mortgage originations market.

Insurance Segment

      The Insurance Segment’s pre-tax earnings increased 63% over the year-ago period, to $100.5 million. The following table shows pre-tax earnings by business line:

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Balboa Reinsurance Company	$63,745	$43,498
Balboa Life and Casualty Operations(1)	46,818	25,260
Allocated corporate expenses	(10,031)	(6,985)

Pre-tax earnings	$100,532	$61,773

(1)	Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

      The following table shows net insurance premiums earned for the carrier operations:

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Balboa Life and Casualty Operations	$306,821	$279,936
Balboa Reinsurance Company	75,814	59,383

Total net insurance premiums earned	$382,635	$339,319

      Our Life and Casualty insurance business produced pre-tax earnings of $46.8 million, an increase of $21.6 million from the comparable period in 2003. The growth in earnings was driven by a $26.9 million, or 10%, increase in net earned premiums during the six months ended June 30, 2004 in comparison to the year-ago period. The growth in net earned premiums was primarily attributable to growth in lender-placed insurance and voluntary homeowners insurance.

      Our mortgage reinsurance business produced $63.7 million in pre-tax earnings, an increase of 47% over the year-ago period, driven primarily by growth of 14% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts combined with an overall increase in the ceded premium percentage.

Global Operations Segment

      Global Operations pre-tax earnings totaled $21.4 million, an increase of $15.8 million in comparison to the year-ago period. The increase in earnings was due to growth in the portfolio of mortgage loans subserviced on behalf of Global Home Loans’ minority joint venture partner, Barclays plc., along with a $6.5 million software impairment in the six months ended June 30, 2003, which did not recur in the current period.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

      Gain on sale of loans and securities is summarized below for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,

	2004			2003

		Gain on Sale			Gain on Sale

			As percentage			As percentage
	Loans Sold	Amount	of Loans Sold	Loans Sold	Dollars	of Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$134,116,657	$1,346,047	1.00%	$188,105,182	$2,591,892	1.38%
Subprime Mortgage Loans	18,626,405	794,657	4.27%	4,111,962	228,793	5.56%
Prime Home Equity Loans	8,867,161	265,802	3.00%	39,128	1,155	2.95%

Production Sector	161,610,223	2,406,506	1.49%	192,256,272	2,821,840	1.47%
Reperforming loans	2,056,976	100,524	4.89%	1,826,678	127,359	6.97%

	$163,667,199	2,507,030		$194,082,950	2,949,199

Capital Markets:
Trading securities		(36,356)			(21,253)
Conduit activities		153,157			120,412

		116,801			99,159
Other		12,167			15,139

		$2,635,998			$3,063,497

      Gain on sale of Prime Mortgage Loans decreased in the six months ended June 30, 2004 as compared to the period ended June 30, 2003 due primarily to lower Prime Mortgage Loan production and sales combined with lower margins. This reduction in gain on sale revenues was partially offset by increased net interest income associated with Prime Mortgage Loans as a result of the increase in the average holding period of the inventory, which shifts revenue from gain on sale to interest income. Gain on sale of Prime Home Equity and Subprime Mortgage Loans increased in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due primarily to increased sales of these loans. Inventory of these higher-margin products had been accumulated during recent periods of high origination volume. A portion of this inventory was sold in the six months ended June 30, 2004.

      Reperforming loans are reinstated loans that had previously defaulted and were repurchased from mortgage securities we issued. The decrease in gain on sale of reperforming loans is due to a decrease in margins on these products partially offset by an increase in the volume of loans sold. The note rate on these loans is typically higher than the current mortgage rate, and therefore, the margin on these loans is typically higher than margins on Prime Mortgage Loans.

      Capital Markets’ revenues from its trading activities consist of gains on the sale of securities and net interest income. The increase in Capital Markets’ gain on sale of loans related to its conduit activities was due to increased acquisitions and sales during the six months ended June 30, 2004 in comparison to the year-ago period.

      In general, gain on sale of loans and securities is affected by numerous factors, including the volume and mix of loans sold, production channel mix, the level of price competition, the slope of the yield curve, and the effectiveness of our associated interest rate risk management activities.

Net Interest Income

      Net interest income is summarized below for the six months ended June 30, 2004 and 2003:

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Net interest income (expense):
Mortgage Banking Segment loans and securities	$660,152	$305,699
Banking Segment loans and securities	280,566	123,930
Custodial balances	(79,964)	(108,661)
Servicing Sector interest expense	(166,416)	(121,044)
Capital Markets Segment securities trading portfolio	228,842	200,883
Reperforming loans	57,244	62,746
Home equity AAA asset-backed securities	29,554	42,518
Other	20,765	17,962

Net interest income	1,030,743	524,033
Provision for loan losses	(40,528)	(14,825)

Net interest income after provision for loan losses	$990,215	$509,208

      The increase in net interest income from Mortgage Banking loans and securities reflects an increase in the average mortgage loans, which was caused by an increase in the average period loans were held during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 combined with a higher overall net earnings rate that was attributable to a relative increase in earning rates during the current quarter. The rates earned on the loans and securities held for sale increased relative to the short-terms rates used to finance such inventory. The increase in net interest income was partially offset by a reduction in gain on sale of Prime Mortgage Loans.

      The increase in net interest income from the Banking Segment was primarily attributable to growth in mortgage loans in the Bank. Average assets in the Banking Segment increased to $26.3 billion during the six months, an increase of $13.5 billion over the year-ago period. The average net spread earned increased to 2.14% during the six months ended June 30, 2004 from 1.94% during the six months ended June 30, 2003.

      Net interest expense from custodial balances decreased in the current period due to the decrease in loan payoffs from the year-ago period. We are obligated to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $154.0 million and $210.7 million in the six months ended June 30, 2004 and 2003, respectively. Partially offsetting the decrease in interest on loan payoffs was a decline in the earnings rate on the custodial balances from 1.15% during the six months ended June 30, 2003 to 0.88% during the six months ended June 30, 2004.

      Interest expense allocated to the Loan Servicing Sector increased due to an increase in total sector assets.

      The increase in net interest income from the Capital Markets securities trading portfolio is attributable to an increase of 46% in the average inventory of securities held, partially offset by a decrease in the average net spread earned from 1.43% in the six months ended June 30, 2003 to 1.06% in the six months ended June 30, 2004.

      Reperforming loans are reinstated loans that had previously defaulted and were repurchased from mortgage securities we issued. Such loans are subsequently securitized and resold. The decrease in interest income related to this activity is a result of a decrease in the average balance of such loans held.

Loan Servicing Fees and Other Income from Retained Interests

      Loan servicing fees and other income from retained interests are summarized below for the six months ended June 30, 2004 and 2003:

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Servicing fees, net of guarantee fees	$1,124,352	$896,557
Income from other retained interests	189,194	173,357
Late charges	85,271	70,623
Prepayment penalties	79,977	80,746
Global Operations Segment subservicing fees	52,977	44,023
Ancillary fees	27,642	30,863

Total loan servicing fees and other income from retained interests	$1,559,413	$1,296,169

      The increase in servicing fees, net of guarantee fees, was principally due to a 36% increase in the average servicing portfolio, partially offset by a reduction in the overall annualized net service fee earned from 0.36% of the average portfolio balance during the six months ended June 30, 2003 to 0.33% during the six months ended June 30, 2004. The reduction in the overall net service fee was largely due to the Company entering agreements with certain of its loan investors whereby it agreed to reduce its contractual servicing fee rate in exchange for interest-only stripped securities.

      The increase in income from other retained interests was due primarily to a 5% increase in average investment balances during the six months ended June 30, 2004 combined with an increase in the average effective yield of these investments from 23% in the six months ended June 30, 2003 to 24% in the six months ended June 30, 2004. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of nonconforming mortgage loans, particularly Subprime and Home Equity Loans.

      The increase in subservicing fees earned in the Global Operations Segment was primarily due to growth in the portfolio subserviced. The Global Operations subservicing portfolio was $110 billion and $97 billion at June 30, 2004 and 2003, respectively.

Amortization of Mortgage Servicing Rights

      We recorded amortization of MSRs of $983.7 million during the six months ended June 30, 2004 as compared to $919.8 million during the six months ended June 30, 2003. The increase in amortization of MSRs was primarily due to the increase in the cost basis of the MSRs attributable to growth in our servicing portfolio. The MSR amortization rate was 23.4% for the six months ended June 30, 2004 as compared to 23.9% for the six months ended June 30, 2003.

Recovery (Impairment) of Retained Interest and Servicing Hedge (Losses) Gains

      Impairment of retained interests and Servicing Hedge gains are detailed below for the six months ended June 30, 2004 and 2003:

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Recovery (impairment) of retained interests:
MSRs	$455,321	$(2,094,429)
Other retained interests	(271,839)	(119,831)

	$183,482	$(2,214,260)

Servicing Hedge (losses) gains recorded in earnings	$(476,655)	$754,442

      The recovery of previous impairment of MSRs during the six months ended June 30, 2004 resulted from an increase in the estimated fair value of MSRs driven by an increase in mortgage rates during the period. In the six months ended June 30, 2004, we recognized impairment of other retained interests, primarily as a result of a decline in the value of subprime securities. The collateral underlying certain of these residuals is fixed-rate while the pass-through rate is floating. The increase in interest rates during the current period resulted in a compression of the spread on such residuals, which resulted in a decline in their value.

      During the six months ended June 30, 2004, long-term Treasury and swap rates increased, resulting in a Servicing Hedge loss of $476.7 million. During the six months ended June 30, 2003, the Servicing Hedge generated a gain of $754.4 million as long-term Treasury and swap rates decreased.

      The Servicing Hedge is intended to moderate the effect on earnings caused by changes in the estimated fair value of MSRs and other retained interests that generally result from changes in mortgage rates. Rising interest rates in the future will result in Servicing Hedge losses.

Net Insurance Premiums Earned

      The increase in net insurance premiums earned is primarily due to an increase in premiums earned on lender-placed and voluntary lines of businesses.

Commissions and Other Income

      Commissions and other income consisted of the following for the six months ended June 30, 2004 and 2003:

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Global Operations Segment processing fees	$39,509	$37,522
Credit report fees, net	35,252	39,444
Appraisal fees, net	33,437	35,093
Insurance agency commissions	31,973	26,412
Title services	22,754	24,727
Other	85,245	79,537

Total commissions and other income	$248,170	$242,735

Compensation Expenses

      Compensation expenses are summarized below for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30, 2004

	Mortgage	Diversified	Corporate
	Banking	Businesses	Administration	Total

	(Dollar amounts in thousands)
Base salaries	$485,692	$146,348	$109,707	$741,747
Incentive bonus and commissions	606,258	93,838	42,366	742,462
Payroll taxes and benefits	172,527	30,097	38,220	240,844
Deferral of loan origination costs	(258,334)	(15,965)	—	(274,299)

Total compensation expenses	$1,006,143	$254,318	$190,293	$1,450,754

Average workforce, including temporary staff	27,747	5,150	3,554	36,451

	Six Months Ended June 30, 2003

	Mortgage	Diversified	Corporate
	Banking	Businesses	Administration	Total

	(Dollar amounts in thousands)
Base salaries	$427,138	$124,060	$94,073	$645,271
Incentive bonus and commissions	504,667	84,074	22,826	611,567
Payroll taxes and benefits	133,163	22,257	22,316	177,736
Deferral of loan origination costs	(192,276)	(9,669)	—	(201,945)

Total compensation expenses	$872,692	$220,722	$139,215	$1,232,629

Average workforce, including temporary staff	24,252	4,926	2,967	32,145

      Compensation expenses increased $218.1 million, or 18%, during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

      Compensation expenses in the Mortgage Banking Segment increased primarily due to growth in the loan production sales force. In the Loan Production Sector, compensation expenses increased $118.4 million, or 16%, as a result of a 19% increase in average staff, primarily the sales force. In the Loan Servicing Sector, compensation expense rose $17.4 million, or 15%, as a result of an increase in average staff of 5% to support a 21% increase in the number of loans serviced.

      Incremental direct costs associated with the origination of loans are deferred when incurred. When the related loan is sold, the costs deferred are included as a component of gain on sale. See “Note 2 — Summary of Significant Accounting Policies — Financial Statement Reclassifications” in the December 31, 2003 Form 10-K for a further discussion of deferred origination costs.

      Compensation expenses increased in all other business segments and corporate areas reflecting their growth and growth in the Company.

Occupancy and Other Office Expenses

      Occupancy and other office expenses for the six months ended June 30, 2004 increased by $61.6 million or 23%, primarily to accommodate personnel growth in the loan production operations, which accounted for 91% of the increase.

Insurance Claim Expenses

      Insurance claim expenses were $168.4 million, or 44%, of net insurance premiums earned for the six months ended June 30, 2004, as compared to $173.9 million, or 51%, of net insurance premiums earned for the six months ended June 30, 2003. Balboa Life and Casualty’s loss ratio (including allocated loss adjustment expenses) decreased from 56% for the six months ended June 30, 2003 to 51% for the six months ended June 30, 2004, due to lower claims experience in both voluntary homeowners’ and lender-placed insurance lines. Reinsurance claims expenses are a function of expected remaining losses and premiums. The related provision for claims expenses decreased $3.0 million from the six months ended June 30, 2003.

Other Operating Expenses

      Other operating expenses for the six months ended June 30, 2004 and 2003 are summarized below:

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Marketing expense	$73,795	$46,792
Insurance commission expense	63,364	61,877
Professional fees	43,553	35,144
Travel and entertainment	36,531	29,088
Insurance	29,077	13,935
Other	108,567	97,200
Deferral of loan origination costs	(33,245)	(35,503)

Total other operating expenses	$321,642	$248,533

      The increase in marketing expenses is due to increased advertising during the current period.

      Insurance expense increased due to an increase in mortgage insurance related to the growth in the Bank’s loan portfolio.

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

Impact of Changes in Interest Rates on the Net Value of the Company’s Interest Rate — Sensitive Financial Instruments

      We perform various sensitivity analyses that quantify the net financial impact of changes in interest rates on our interest rate-sensitive assets, liabilities and commitments. These analyses incorporate assumed changes in the interest rate environment including selected hypothetical (instantaneous) parallel shifts in the yield curve. Utilizing these analyses, the following table summarizes the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of June 30, 2004, given several hypothetical (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value

Change in Interest Rates (basis points)	-100	-50	+50	+100

	(In millions)
MSRs and other financial instruments:
MSRs and other retained interests	$(2,416)	$(1,041)	$713	$1,137
Impact of Servicing Hedge:
Swap-based	1,153	413	(229)	(367)
Treasury-based	454	104	(6)	226

MSRs and other retained interests, net	(809)	(524)	478	996

Committed Pipeline	192	151	(261)	(590)
Mortgage Loan Inventory	1,098	649	(775)	(1,607)
Impact of associated derivative instruments:
Mortgage-based	(1,425)	(841)	1,036	2,218
Treasury-based	48	11	27	76

Committed pipeline and mortgage loan inventory, net	(87)	(30)	27	97

Treasury Bank:
Securities portfolio	73	42	(47)	(95)
Mortgage loans	378	198	(214)	(436)
Deposit liabilities	(154)	(78)	78	157
FHLB advances	(234)	(114)	109	214

	63	48	(74)	(160)

Notes payable and capital securities	(497)	(250)	249	490
Impact of associated derivative instruments:
Swap-based	62	31	(32)	(63)

Notes payable and capital securities, net	(435)	(219)	217	427

Prime home equity line of credit senior securities	2	1	(1)	(2)
Other mortgage loans held for investment	33	16	(18)	(37)
Insurance company investment portfolios	39	20	(21)	(42)

Net change in fair value related to MSRs and financial instruments	$(1,194)	$(688)	$608	$1,279

Net change in fair value related to broker-dealer trading securities	$(34)	$(11)	$2	$(3)

      The following table summarizes the estimated change in fair value of the Company’s interest rate-sensitive assets, liabilities and commitments as of December 31, 2003, given several hypothetical (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value

Change in Interest Rate (basis points)	-100	-50	+50	+100

	(In millions)
Net change in fair value related to MSRs and financial instruments	$(668)	$(630)	$831	$1,747

Net change in fair value related to broker-dealer trading securities	$(1)	$2	$(10)	$(28)

      These sensitivity analyses are limited in that they were performed at a particular point in time; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that result from changes in interest rates. In addition, not all of the changes in fair value would impact current period earnings. For example, MSRs are carried at the lower of cost or market and impairment reserves are computed by interest rate stratum. Therefore, absent hedge accounting, the increase in the value of the MSRs that is recorded in current period earnings would be limited to recovery of the impairment reserve for each stratum. The total impairment reserve was $0.4 billion at June 30, 2004. For the above reasons, the preceding estimates should not be viewed as an earnings forecast.

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

      Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. These amounts at June 30, 2004 are as follows:

June 30, 2004

(In thousands)
Subordinated Interests:
Subprime residual securities	$700,065
Prime home equity residual securities	305,993
Prime home equity transferors’ interests	185,869
Subordinated mortgage-backed pass-through securities	2,637

$1,194,564

Corporate guarantees in excess of recorded reserves	$161,646

      The carrying value of the residual securities is net of expected future credit losses.

      Related to our non-recourse and limited recourse securitization activities, the total credit losses experienced for the six months ended June 30, 2004 and 2003 are summarized as follows:

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Subprime securitizations with retained residual interest	$31,976	$26,535
Repurchased or indemnified loans	21,545	14,890
Prime home equity securitizations with retained residual interest	12,613	6,942
Subprime securitizations with corporate guarantee	11,090	18,621
Prime home equity securitizations with corporate guarantee	5,612	365
VA losses in excess of VA guarantee	755	1,248

	$83,591	$68,601

Mortgage Reinsurance

      We provide mortgage reinsurance on mortgage loans included in our servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, we absorb mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a cap, in exchange for a portion of the pool’s mortgage insurance premium. As of June 30, 2004, approximately $69.0 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At June 30, 2004, the maximum aggregate losses under the reinsurance contracts were $412.2 million. We are required to pledge securities to cover this potential liability. For the six months ended June 30, 2004, we did not experience any losses under our reinsurance contracts.

Mortgage Loans Held for Sale

      At June 30, 2004, mortgage loans held for sale amounted to $19.5 billion. While the loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

Portfolio Lending Activities

      We have a growing portfolio of mortgage loans held for investment, consisting primarily of Prime Mortgage and Prime Home Equity Loans, which amounted to $29.3 billion at June 30, 2004. This portfolio is held primarily at the Bank. A portion of the Prime Home Equity Loans held in the bank are covered by a pool insurance policy that provides partial protection against credit losses. Otherwise, we generally retain full credit exposure on these loans.

      We also provide short-term secured mortgage loan warehouse advances to various lending institutions, which totaled $3.3 billion at June 30, 2004. We incurred no credit losses related to this activity in the six months ended June 30, 2004.

      Our allowance for credit losses related to loans held for investment amounted to $105.8 million at June 30, 2004.

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

      The aggregate amount of counterparty credit exposure at June 30, 2004, before and after collateral held by Countrywide, was as follows:

(In millions)

Aggregate credit exposure before collateral held	$678
Less: collateral held	(266)

Net aggregate unsecured credit exposure	$412

      For the six months ended June 30, 2004, the Company incurred no credit losses due to the non-performance of any of its counterparties.

Loan Servicing

      The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans and securities held for sale and loans subserviced for others, for the periods indicated.

	Six Months Ended June 30,

	2004	2003

	(In millions)
Summary of changes in the servicing portfolio:
Beginning owned servicing portfolio	$630,451	$441,267
Add: Loan production	175,867	232,613
Purchased MSRs	13,497	2,633
Less: Runoff(1)	(109,615)	(128,907)

Ending owned servicing portfolio	710,200	547,606
Subservicing portfolio	16,027	11,518

Total servicing portfolio	$726,227	$559,124

	June 30,

	2004	2003

Composition of owned servicing portfolio at period end:
Conventional mortgage	$569,625	$444,126
FHA-insured mortgage	41,841	43,938
VA-guaranteed mortgage	13,492	14,142
Subprime Mortgage	52,496	27,159
Prime Home Equity	32,746	18,241

Total owned servicing portfolio	$710,200	$547,606

Delinquent mortgage loans(2):
30 days	2.14%	2.24%
60 days	0.61%	0.68%
90 days or more	0.73%	0.87%

Total delinquent mortgage	3.48%	3.79%

Loans pending foreclosure(2)	0.37%	0.47%

Delinquent mortgage loans(2):
Conventional	2.06%	2.03%
Government	12.28%	11.91%
Subprime Mortgage	10.27%	12.70%
Prime Home Equity	0.61%	0.69%
Total delinquent mortgage	3.48%	3.79%
Loans pending foreclosure(2):
Conventional	0.18%	0.21%
Government	1.08%	1.18%
Subprime Mortgage	1.88%	2.71%
Prime Home Equity	0.03%	0.05%
Total loans pending foreclosure	0.37%	0.47%

(1)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).

(2)	Excludes subserviced loans and loans purchased at a discount due to their non-performing status and is expressed as a percentage of total number of loans serviced.

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

Liquidity and Capital Resources

      We regularly forecast our potential funding needs over short and long-term horizons, taking into account debt maturities and potential peak balance sheet levels. Available reliable sources of liquidity are appropriately sized to meet potential future financing requirements. We currently have $62.9 billion in reliable sources of short-term liquidity, which represents an increase of $10.4 billion from December 31, 2003. Management believes we have adequate financing capability to meet our current needs.

      At June 30, 2004 and December 31, 2003, our regulatory capital ratios were as follows:

		June 30, 2004		December 31, 2003
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

		(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	8.2%	$9,457,318	8.3%	$8,082,963
Risk-Based Capital
Tier 1	6.0%	11.9%	$9,457,318	12.8%	$8,082,963
Total	10.0%	12.6%	$10,029,785	13.7%	$8,609,996

(1)	Minimum required to qualify as “well-capitalized.”

Cash Flow

      Cash flow provided by operating activities was $7.2 billion for the six months ended June 30, 2004 compared to net cash used in operating activities of $13.4 billion for the six months ended June 30, 2003. The increase in cash flow from operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to a $25.3 billion net decrease in cash used to fund Mortgage Loan Inventory.

      Net cash used by investing activities was $9.1 billion for the six months ended June 30, 2004, compared to $14.3 billion for the six months ended June 30, 2003. The decrease in net cash used in investing activities was primarily attributable to a $8.4 billion decrease in cash used to fund available-for-sale securities, partially offset by a $1.5 billion increase in cash used to fund loans held for investment and a $2.8 billion increase in securities purchased under agreements to resell.

      Net cash provided by financing activities for the six months ended June 30, 2004 totaled $2.0 billion, compared to $27.6 billion for the six months ended June 30, 2003. The decrease in cash provided by financing activities was comprised of a $26.8 billion net decrease in short-term (primarily secured) borrowings, offset by a $0.3 billion net increase in long-term debt.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

      In the ordinary course of our business we engage in financial transactions that are not recorded on our balance sheet. (See Note 2 — “Summary of Significant Accounting Policies” in the December 31, 2003 10-K for a description of our consolidation policy.) Such transactions are structured to manage our interest rate, credit or liquidity risks, diversify funding sources or to optimize our capital.

      Substantially all of our off-balance sheet arrangements relate to the securitization of mortgage loans. In accordance with SFAS 140, our mortgage loan securitizations are normally structured as sales, and involve the transfer of the mortgage loans to “qualifying special-purpose entities” that are not subject to consolidation. In a securitization, an entity transferring the assets is able to convert those assets into cash. Special-purpose entities used in such securitizations obtain cash to acquire the assets by issuing securities to investors. In a securitization, we customarily provide representations and warranties with respect to the mortgage loans transferred. In addition, we generally retain the right to service the transferred mortgage loans.

      We also generally have the right to repurchase mortgage loans from the special-purpose entity if the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans exceeds the revenues we earn.

      Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Subprime Mortgage Loans generally are securitized with limited recourse for credit losses. During the six months ended June 30, 2004, we securitized $26.0 billion Subprime Mortgages and Prime Home Equity Loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk.”

      Management does not believe that any of its off-balance sheet arrangements have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

      The following table summarizes our significant contractual obligations at June 30, 2004, with the exception of short-term borrowing arrangements and pension and post-retirement benefit plans.

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Obligations:
Notes payable	$6,709,580	$13,865,662	$7,235,888	$5,311,203	$33,122,333
Time deposits	$1,856,405	$2,036,016	$1,914,268	$403,104	$6,209,793
Operating leases	$98,623	$172,456	$128,068	$28,217	$427,364
Purchase obligations	$154,461	$33,425	$5,183	$7	$193,076

      As of June 30, 2004, the Company had undisbursed home equity lines of credit and construction loan commitments of $6.8 billion and $487.9 million, respectively.

Prospective Trends

      Total United States mortgage originations were estimated at approximately $3.8 trillion for 2003. Forecasters estimate the market for 2004 will be substantially less than the market for 2003. We believe that a market within the forecasted range of $2.3 to $2.5 trillion would be favorable for our loan production business, although we would expect increased competitive pressures to have some impact on its profitability. This forecast would imply lessening pressure on our loan servicing business due to a reduction in mortgage loan prepayment activity. In our capital markets business, such a drop in mortgage originations would likely result in a reduction in mortgage securities trading and underwriting volume, which would have a negative impact on its profitability.

      According to the trade publication, Inside Mortgage Finance, the top five originators produced 46.5% of all loans originated during the first six months of calendar 2004, as well as the six months ended December 31, 2003. Following is a comparison of market share for the top five originators, according to Inside Mortgage Finance:

	Six Months	Six Months
	Ended	Ended
Institution	June 30, 2004	December 31, 2003

Countrywide	12.7%	11.2%
Wells Fargo Home Mortgage	11.6%	12.8%
Washington Mutual	9.9%	11.1%
Chase Home Finance	6.8%	8.0%
Bank of America Mortgage(1)	5.5%	—
CitiMortgage Corp.(1)	—	3.4%

Total for Top Five	46.5%	46.5%

(1)	Comparative data not included for year in which the institution was not in the top five originators.

      We believe the consolidation trend will continue, as market forces will continue to drive out weak competitors. We believe Countrywide will benefit from this trend through increased market share and more rational pricing competition.

      Compared to Countrywide, the other industry leaders are less reliant on the secondary mortgage market as an outlet for adjustable rate mortgages, due to their greater portfolio lending capacity. This could place us at a competitive disadvantage in the future if the demand for adjustable rate mortgages increases significantly, the secondary mortgage market does not provide a competitive outlet for these loans and we are unable to develop an adequate portfolio lending capacity. Recently, the demand for adjustable rate mortgages has increased as interest rates have risen; however, the secondary market continues to be a viable outlet for these products.

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

Implementation of New Accounting Standards

      In March 2004, the Emerging Issues Task Force of the FASB reached consensus opinions regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. The consensus opinions, detailed in Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, add to the Company’s impairment assessment requirements detailed in Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.” The new measurement requirements are applicable to Countrywide’s Quarterly Report for this quarterly period ended June 30, 2004. The Company has included the new disclosure requirements in its 2003 Annual Report and in this Quarterly Report.

      The effect of this pronouncement on Countrywide was to require management to include in its assessment of impairment of securities classified as available-for-sale whether the Company has the ability and intent to hold the investment for a reasonable period of time sufficient for the fair value of the security to recover, and whether evidence supporting the recoverability of the Company’s investment within a reasonable period of time outweighs evidence to the contrary. The implementation of these consensuses did not have a significant impact on the Company’s financial condition or earnings.

Factors That May Affect Future Results

      We make forward-looking statements in this report and in other reports we file with the SEC. In addition, we make forward-looking statements in press releases and our management may make forward-looking statements orally to analysts, investors, the media and others.

      Generally, forward-looking statements include:

•	Projections of our revenues, income, earnings per share, capital expenditures, dividends or capital structure or other financial items

•	Descriptions of our plans or objectives for future operations, products or services

•	Forecasts of our future financial performance

•	Descriptions of assumptions underlying or relating to any of the foregoing

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

      In response to this Item, the information set forth on pages 61 to 63 of this Form 10-Q is incorporated herein by reference.

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

      There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The following table shows Company repurchases of its common stock for each calendar month during the six months ended June 30, 2004.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number		as Part of Publicly	Shares That May Yet Be
	of Shares	Average Price Paid	Announced Plan	Purchased Under the
Calendar Month	Purchased(1)	per Share	or Program(1)	Plan or Program(1)

January	3,051	$47.96	n/a	n/a
February	—	—	n/a	n/a
March	4,754	$61.29	n/a	n/a
April	14,123	$57.23	n/a	n/a
May	—	—	n/a	n/a
June	—	—	n/a	n/a

Total	21,928	$56.75	n/a	n/a

(1)	The Company has no publicly announced plans or programs to repurchase its stock. The shares indicated in this table represent only the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

Item 4.     Submission of Matters to a Vote of Security Holders

      On June 16, 2004, the Annual Meeting of Stockholders of the Company was held. The agenda items for such meeting are shown below together with the vote of the Company’s Common Stock with respect to such agenda items.

      1. The election of five Class II Directors to serve until the 2007 Annual Meeting of Stockholders.

Class II Nominees	Votes For	Votes Withheld

Henry G. Cisneros	235,009,728	7,688,166
Robert J. Donato	229,393,528	13,304,366
Michael E. Dougherty	225,368,933	17,328,961
Martin R. Melone	237,413,720	5,284,174
Harley W. Snyder	230,124,541	12,573,353

      The terms of Jeffrey M. Cunningham, Ben M. Enis, Edwin Heller, Gwendolyn S. King, Stanford L. Kurland, Angelo R. Mozilo, Oscar P. Robertson and Keith P. Russell continued after such meeting.

      2. Approval of an amendment to the Company’s 2000 Equity Incentive Plan.

Votes For:	162,489,780
Votes Against:	42,772,487
Abstentions:	2,158,579
Broker Non-Votes:	35,277,048

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

†10	.97	First Amendment to 2000 Equity Incentive Plan of the Company, amended as of November 12, 2003.
†10	.98	Second Amendment to 2000 Equity Incentive Plan of the Company, amended as of November 12, 2003.
†10	.99	2000 Equity Incentive Plan of the Company, as amended and restated on June 16, 2004.
†10	.100	Fourth Amendment to the Company’s Stock Option Financing Plan, as amended and restated, dated July 23, 2004.
10.101		364-Day Credit Agreement, dated as of May 12, 2004, among CHL, the Company ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Documentation Agents, Citicorp USA, Inc., as Syndication Agent, the Lenders party hereto, Bank of America, N.A., as Administrative Agent, and JPMorgan Chase Bank, as Managing Administrative Agent.
10.102		364-Day Credit Agreement, dated as of May 12, 2004, among CHL, the Company, Commerzbank AG, New York and Grand Cayman Branches and Societe Generale, as Documentation Agents, BNP Paribas, as Syndication Agent, the Lenders party hereto, Barclays Bank PLC, as Administrative Agent, and Royal Bank of Canada, as Managing Administrative Agent.
10.103		Five-Year Credit Agreement, dated as of May 12, 2004, among CHL, the Company, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Documentation Agents, Citicorp USA, Inc., as Syndication Agent, the Lenders party hereto, Bank of America, N.A., as Administrative Agent, and JPMorgan Chase Bank, as Managing Administrative Agent.
12.1		Computation of the Ratio of Earnings to Fixed Charges
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

†	Constitutes a management contract or compensatory plan or arrangement

      (b) Reports on Form 8-K

      On April 12, 2004, the Company furnished a report on Form 8-K regarding its operational statistics for the month ended March 31, 2004 and its thirteen-month statistical data.

      On April 21, 2004, the Company furnished a report on Form 8-K regarding its operations and financial condition for the quarter period ended March 31, 2004.

      On May 11, 2004, the Company furnished a report on Form 8-K regarding its operational statistics for the month ended April 30, 2004 and its thirteen-month statistical data.

      On June 8, 2004, the Company furnished a report on Form 8-K regarding its operational statistics for the month ended May 31, 2004 and its thirteen-month statistical data.

      On July 9, 2004, the Company furnished a report on Form 8-K regarding its operational statistics for the month ended June 30, 2004 and its thirteen-month statistical data.

      On July 26, 2004, the Company furnished a report on Form 8-K regarding its operations and financial condition for the quarter period ended June 30, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUNTRYWIDE FINANCIAL CORPORATION
(Registrant)

Date: August 6, 2004	/s/ STANFORD L. KURLAND

President and Chief Operating Officer

Date: August 6, 2004	/s/ THOMAS K. MCLAUGHLIN

Executive Managing Director and Chief Financial Officer