Form 10-Q
period 2004-09-30
COUNTRYWIDE FINANCIAL CORP
filed 2004-11-08
CIK 25191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2004

Common Stock $.05 par value	580,418,358

COUNTRYWIDE FINANCIAL CORPORATION

FORM 10-Q

September 30, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands, except share data)
ASSETS
Cash	$595,261	$633,467
Mortgage loans and mortgage-backed securities held for sale	20,787,735	24,103,625
Trading securities owned, at market value	9,390,977	6,996,699
Trading securities pledged as collateral, at market value	2,828,990	4,118,012
Securities purchased under agreements to resell	11,453,350	10,348,102
Loans held for investment, net	34,928,215	26,368,055
Investments in other financial instruments	8,480,827	12,761,764
Mortgage servicing rights, net	8,153,203	6,863,625
Premises and equipment, net	917,180	755,276
Other assets	6,852,714	5,029,048

Total assets	$104,388,452	$97,977,673

LIABILITIES
Notes payable	$43,155,390	$39,948,461
Securities sold under agreements to repurchase	21,124,329	32,013,412
Deposit liabilities	18,732,698	9,327,671
Accounts payable and accrued liabilities	8,476,662	6,248,624
Income taxes payable	2,877,510	2,354,789

Total liabilities	94,366,589	89,892,957

Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock — authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock — authorized, 1,000,000,000 shares of $0.05 par value; issued, 565,269,737 shares and 553,471,780 shares at September 30, 2004 and December 31, 2003, respectively; outstanding, 565,236,558 and 553,449,278 shares at September 30, 2004 and December 31, 2003, respectively	28,263	27,674
Additional paid-in capital	2,495,841	2,289,082
Accumulated other comprehensive income	61,179	164,526
Retained earnings	7,436,580	5,603,434

Total shareholders’ equity	10,021,863	8,084,716

Total liabilities and shareholders’ equity	$104,388,452	$97,977,673

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Revenues:
Gain on sale of loans and securities	$1,188,812	$1,873,850	$3,824,810	$4,937,347
Interest income	1,173,033	968,065	3,297,109	2,415,354
Interest expense	(654,807)	(547,236)	(1,748,140)	(1,470,492)

Net interest income	518,226	420,829	1,548,969	944,862
Provision for loan losses	(8,360)	(11,066)	(48,888)	(25,891)

Net interest income after provision for loan losses	509,866	409,763	1,500,081	918,971

Loan servicing fees and other income from retained interests	812,940	764,245	2,372,353	2,060,414
Amortization of mortgage servicing rights	(394,069)	(666,384)	(1,377,728)	(1,586,158)
(Impairment) recovery of retained interests	(795,614)	345,477	(612,132)	(1,868,783)
Servicing hedge gains (losses)	590,967	(114,854)	114,312	639,588

Net loan servicing fees and other income (loss) from retained interests	214,224	328,484	496,805	(754,939)

Net insurance premiums earned	194,778	192,135	577,413	531,454
Commissions and other income	137,927	119,138	386,097	361,873

Total revenues	2,245,607	2,923,370	6,785,206	5,994,706

Expenses:
Compensation expenses	850,384	723,130	2,301,138	1,955,759
Occupancy and other office expenses	175,484	158,404	507,466	428,739
Insurance claim expenses	106,721	103,165	275,148	277,114
Other operating expenses	189,737	164,779	511,379	413,312

Total expenses	1,322,326	1,149,478	3,595,131	3,074,924

Earnings before income taxes	923,281	1,773,892	3,190,075	2,919,782
Provision for income taxes	341,040	673,825	1,217,239	1,110,563

NET EARNINGS	$582,241	$1,100,067	$1,972,836	$1,809,219

Earnings per share:
Basic	$1.03	$2.02	$3.52	$3.43
Diluted	$0.94	$1.93	$3.19	$3.26

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004
(Unaudited)

	Number of			Accumulated
	Shares of		Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained
	Stock	Stock	Capital	Income	Earnings	Total

	(In thousands, except share data)
Balance at December 31, 2003	184,483,093	$9,225	$2,307,531	$164,526	$5,603,434	$8,084,716
Net earnings for the period	—	—	—	—	1,972,836	1,972,836
Other comprehensive loss, net of tax	—	—	—	(103,347)	—	(103,347)
3-for-2 stock split, effected April 12, 2004	92,915,124	4,646	(4,646)	—	—	—
2-for-1 stock split, effected August 30, 2004	282,010,434	14,101	(14,101)	—	—	—
Stock options exercised	4,813,877	239	90,062	—	—	90,301
Tax benefit of stock options exercised	—	—	76,248	—	—	76,248
Issuance of common stock, net of treasury stock	374,450	20	13,417	—	—	13,437
Issuance of common stock for conversion of LYONs convertible debentures	334,626	17	6,410	—	—	6,427
Contribution of common stock to 401(k) Plan	304,954	15	20,920	—	—	20,935
Cash dividends paid — $0.25 per common share	—	—	—	—	(139,690)	(139,690)

Balance at September 30, 2004	565,236,558	$28,263	$2,495,841	$61,179	$7,436,580	$10,021,863

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Cash flows from operating activities:
Net earnings	$1,972,836	$1,809,219
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Gain on sale of available-for-sale securities	(276,922)	(113,034)
Provision for loan losses	48,888	25,891
Accretion of discount on available-for-sale securities and notes payable	(285,358)	(366,178)
Amortization and impairment of mortgage servicing rights	1,718,183	3,348,988
Impairment of other retained interests	320,301	172,251
Depreciation and other amortization	109,679	76,933
Provision for deferred income taxes	472,750	476,890
Tax benefit of stock options exercised	76,248	53,065
Originations and purchases of loans held for sale	(247,028,170)	(348,298,205)
Sales and principal repayments of loans held for sale	250,344,060	333,813,880

Decrease (increase) in mortgage loans and mortgage-backed securities held for sale	3,315,890	(14,484,325)

Increase in trading securities	(1,049,218)	(141,321)
(Increase) decrease in investments in other financial instruments	(2,738,808)	2,057,532
Increase in other assets	(1,852,420)	(2,471,571)
Increase in accounts payable and accrued liabilities	2,248,973	995,187
Increase in income taxes payable	114,686	50,420

Net cash provided (used) by operating activities	4,195,708	(8,510,053)

Cash flows from investing activities:
Increase in securities purchased under agreements to resell	(1,105,248)	(1,746,252)
Additions to loans held for investment	(8,609,048)	(12,736,256)
Additions to available-for-sales securities	(4,714,483)	(9,074,147)
Proceeds from sales and repayments of available-for-sale securities	11,844,098	6,338,890
Additions to mortgage servicing rights	(3,063,799)	(5,060,445)
Purchases of premises and equipment, net	(242,829)	(199,773)

Net cash used by investing activities	(5,891,309)	(22,477,983)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(3,991,790)	9,538,054
Net (decrease) increase in securities sold under agreement to repurchase	(10,889,083)	9,140,199
Issuance of long-term debt	7,234,310	4,920,193
Repayment of long-term debt	(5,065,117)	(3,809,199)
Increase in long-term FHLB advances	5,000,000	4,150,000
Issuance of company obligated mandatorily redeemable capital pass-through securities	—	500,000
Net increase in deposit liabilities	9,405,027	6,046,296
Issuance of common stock	103,738	499,567
Payment of dividends	(139,690)	(52,064)

Net cash provided by financing activities	1,657,395	30,933,046

Net decrease in cash	(38,206)	(54,990)
Cash at beginning of period	633,467	613,280

Cash at end of period	$595,261	$558,290

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
Net earnings	$582,241	$1,100,067	$1,972,836	$1,809,219
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on available-for-sale securities, foreign currency translation adjustments, and cash flow hedges:
Unrealized holding gains (losses) arising during the period, before tax	58,794	(168,711)	(211,467)	(19,042)
Income tax (expense) benefit	(22,622)	63,562	81,449	7,018

Unrealized holding gains (losses) arising during the period, net of tax	36,172	(105,149)	(130,018)	(12,024)

Less: reclassification adjustment for (gains) losses included in net earnings, before tax	(67,270)	62,650	43,379	59,216
Income tax expense (benefit)	25,900	(23,122)	(16,708)	(21,825)

Reclassification adjustment for (gains) losses included in net earnings, net of tax	(41,370)	39,528	26,671	37,391

Other comprehensive (loss) income, net of tax	(5,198)	(65,621)	(103,347)	25,367

Comprehensive income	$577,043	$1,034,446	$1,869,489	$1,834,586

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 —	Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Report”) for Countrywide Financial Corporation (“Countrywide”) and its subsidiaries, collectively referred to as the “Company.”

      As more fully discussed in Note 2 — Summary of Significant Accounting Policies, “Implementation of New Accounting Standards,” included in the consolidated financial statements of the 2003 Annual Report, the Company implemented an amendment to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”) during the nine months ended September 30, 2004. FIN 46R requires that Countrywide no longer include certain subsidiary trusts in its consolidated reporting group. The effects of this pronouncement on the Company’s financial statements are that the consolidated balance sheets:

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

      On April 12, 2004, the Company completed a 3-for-2 stock split effected as a stock dividend. On August 30, 2004, the Company completed a 2-for-1 stock split effected as a stock dividend. All references in the accompanying consolidated financial statements to the number of common shares and earnings per share amounts have been adjusted accordingly.

      Certain amounts reflected in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2 — Earnings Per Share

      Basic earnings per share is determined using net earnings divided by the weighted-average shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average shares outstanding, assuming all potentially dilutive common shares were issued.

      As more fully discussed in Note 11 — Notes Payable, the Company has outstanding debentures convertible into common stock of the Company upon the stock reaching certain specified levels, or if the credit ratings of the debentures drop below investment grade. At September 30, 2004, the conditions providing the holders of the debentures the right to convert their securities to shares of common stock during the quarter ending December 31, 2004, had been met as a result of the Company’s stock price attaining a specified level. These conditions had also been met as of March 31, 2004 and June 30, 2004. Therefore, the effect of conversion of the debentures was included in the Company’s calculation of diluted earnings per share for the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2003,

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the conditions providing the holders of the debentures the right to convert their securities had not been met and the effect of conversion of the securities was not included in the computation of diluted earnings per share for those periods.

      The following table summarizes the basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended September 30,

	2004			2003

	Net		Per-Share	Net		Per-Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

	(In thousands, except per share data)
Net earnings and basic earnings per share	$582,241	563,460	$1.03	$1,100,067	543,972	$2.02
Effect of dilutive securities:
Effect of convertible debentures	796	28,900		—	—
Effect of dilutive stock options	—	28,484		—	27,180

Diluted earnings and earnings per share	$583,037	620,844	$0.94	$1,100,067	571,152	$1.93

	Nine Months Ended September 30,

	2004			2003

	Net		Per-Share	Net		Per-Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

		(In thousands, except per share data)
Net earnings and basic earnings per share	$1,972,836	559,749	$3.52	$1,809,219	527,908	$3.43
Effect of dilutive securities:
Effect of convertible debentures	2,387	30,386		—	—
Effect of dilutive stock options	—	28,384		—	26,456

Diluted earnings and earnings per share	$1,975,223	618,519	$3.19	$1,809,219	554,364	$3.26

Stock-Based Compensation

      The Company grants stock options and restricted stock to eligible employees. The Company’s stock option awards are generally for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company recognizes compensation expense related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price. The Company recognizes compensation expense related to its restricted stock grants based on the fair value of the shares awarded on the date that the shares are awarded. The fair value of the grants are amortized over the vesting period.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Had the estimated fair value of the options granted been recognized as compensation cost, the Company’s net earnings and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Net Earnings:
As reported	$582,241	$1,100,067	$1,972,836	$1,809,219
Add: Stock-based compensation included in net earnings, net of taxes	987	—	1,953	—
Deduct: Stock-based employee compensation, net of taxes	(12,217)	(8,277)	(28,969)	(20,881)

Pro forma	$571,011	$1,091,790	$1,945,820	$1,788,338

Basic Earnings Per Share:
As reported	$1.03	$2.02	$3.52	$3.43
Pro forma	$1.01	$2.01	$3.48	$3.39
Diluted Earnings Per Share:
As reported	$0.94	$1.93	$3.19	$3.26
Pro forma	$0.92	$1.91	$3.15	$3.23

      The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes option-pricing model that has been modified to consider cash dividends to be paid. To determine periodic compensation expense for purposes of this pro forma disclosure, the fair value of each stock option grant is amortized over the vesting period. The weighted-average assumptions used to value the stock options granted during the following periods and the resulting average estimated values are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Weighted Average Assumptions:
Dividend yield	0.75%	0.81%	0.85%	0.80%
Expected volatility	35.43%	33.00%	36.02%	33.00%
Risk-free interest rate	3.55%	2.47%	2.90%	2.28%
Expected life (in years)	5.00	4.47	5.00	4.35
Weighted Average Exercise Price	$34.94	$18.46	$31.85	$15.67
Per-share Fair Value of Options	$12.03	$4.77	$10.66	$4.45

      During the three and nine months ended September 30, 2004, options to purchase 13,500 and 141,856 shares, respectively, of stock were not included in the computation of earnings per share because they were anti-dilutive. During the three and nine months ended September 30, 2003, respectively, options totaling 4,343,752 and 4,355,752 shares were anti-dilutive.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 3 —	Supplemental Cash Flow Information

      The following table presents supplemental cash flow information for the periods indicated.

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Cash used to pay interest	$1,121,779	$1,326,584
Cash used to pay income taxes	563,410	525,045
Non-cash investing and financing activities:
Securitization of interest-only strips	56,038	1,092,114
Unrealized (loss) gain on available-for-sale securities, foreign currency translation adjustments, and cash flow hedges, net of tax	(103,347)	25,367
Net increase in fair market value of interest rate and foreign currency swaps relating to medium-term notes	33,670	37,657
Issuance of common stock for conversion of LYONs convertible debentures	6,427	—
Exchange of LYONs convertible debentures for convertible securities	637,177	—
Contribution of common stock to 401(k) plan	20,935	16,206

Note 4 —	Mortgage Servicing Rights

      The activity in Mortgage Servicing Rights (“MSRs”) for the periods indicated are as follows:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Mortgage Servicing Rights
Balance at beginning of period	$8,065,174	$7,420,946
Additions	3,063,799	5,060,445
Securitization of MSRs	(56,038)	(1,092,114)
Amortization	(1,377,728)	(1,586,158)
Application of valuation allowance to write down other-than-temporarily impaired MSRs	(378,642)	(2,114,034)

Balance before valuation allowance at end of period	9,316,565	7,689,085

Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	(1,201,549)	(2,036,013)
Additions	(340,455)	(1,762,830)
Application of valuation allowance to write down other-than-temporarily impaired MSRs	378,642	2,114,034

Balance at end of period	(1,163,362)	(1,684,809)

Mortgage Servicing Rights, net	$8,153,203	$6,004,276

      The estimated fair values of mortgage servicing rights were $8.2 billion and $6.9 billion as of September 30, 2004 and December 31, 2003, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      For purposes of performing its MSR impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics, including loan type (fixed-rate or adjustable-rate) and note rate. Reflecting a shift in the Company’s portfolio towards lower note rates, the impairment strata have been revised such that fixed-rate loans are stratified into note rate pools of fifty basis points for note rates between 5% and 8%, and single pools for note rates above 8% and below 5%. This revision did not have a significant impact on the MSR valuation allowance.

      The following table summarizes the Company’s estimate of amortization of the existing MSRs for the five-year period ending September 30, 2009. This projection was developed using the assumptions made by management in its September 30, 2004 valuation of MSRs. The assumptions underlying the following estimate will be affected as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR
Year Ended September 30,	Amortization

(In thousands)
2005	$2,029,723
2006	1,536,569
2007	1,159,490
2008	895,547
2009	699,730

Five-year total	$6,321,059

Note 5 —	Trading Securities

      Trading securities, which consist of trading securities owned and trading securities pledged as collateral, include the following as of the dates indicated:

	September 30,	December 31,
	2004	2003

	(In thousands)
Mortgage pass-through securities:
Fixed-rate	$6,249,672	$8,523,439
Adjustable-rate	867,397	476,514

	7,117,069	8,999,953
Collateralized mortgage obligations	2,519,339	1,362,446
U.S. Treasury securities	1,759,754	192,174
Obligation of U.S. Government-sponsored enterprises	280,665	243,790
Asset-backed securities	255,667	99,774
Interest-only securities	245,064	190,331
Negotiable certificates of deposit	35,675	26,243
Other	6,734	—

	$12,219,967	$11,114,711

      As of September 30, 2004, $10.0 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty has the contractual right to sell or re-pledge $2.8 billion.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 6 —	Securities Purchased Under Agreements to Resell

      As of September 30, 2004, the Company had accepted collateral with a fair value of $15.4 billion that it had the contractual ability to sell or re-pledge. As of September 30, 2004, the Company had re-pledged $14.4 billion of such collateral for financing purposes, of which $3.7 billion related to amounts offset against securities purchased under agreements to resell under master netting arrangements.

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

Note 7 —	Loans Held for Investment and Allowance for Loan Losses

      Loans held for investment as of the dates indicated include the following:

	September 30,	December 31,
	2004	2003

	(In thousands)
Mortgage loans:
Prime	$18,821,053	$8,770,932
Prime Home Equity	11,113,845	12,804,356
Subprime	124,768	175,331

Total mortgage loans	30,059,666	21,750,619
Warehouse lending advances secured by mortgage loans	3,186,565	1,886,169
Defaulted FHA-insured and VA-guaranteed mortgage loans repurchased from securities	1,446,149	2,560,454

	34,692,380	26,197,242
Deferred loan origination costs	343,600	249,262
Allowance for loan losses	(107,765)	(78,449)

Loans held for investment, net	$34,928,215	$26,368,055

      At September 30, 2004, mortgage loans held for investment totaling $23.8 billion were pledged to secure Federal Home Loan Bank advances.

      At September 30, 2004, the Company had accepted collateral securing warehouse lending advances that it had the contractual ability to sell or re-pledge with a fair value of $3.4 billion. As of September 30, 2004, no such collateral had been re-pledged.

      Changes in the allowance for loan losses were as follows for the periods indicated:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Balance, beginning of period	$78,449	$42,049
Provision for loan losses	48,888	25,891
Net charge-offs	(19,572)	(15,448)

Balance, end of period	$107,765	$52,492

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 8 —	Investments in Other Financial Instruments

      Investments in other financial instruments as of the dates indicated include the following:

	September 30,	December 31,
	2004	2003

	(In thousands)
Insurance and Banking Segments’ investment portfolios:
Mortgage-backed securities	$3,277,288	$4,440,676
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	228,762	283,453
Municipal bonds	167,648	—
Other	4,180	88

Total Insurance and Banking Segments’ investment portfolios	3,677,878	4,724,217

Other interests retained in securitization classified as available-for-sale securities:
Prime home equity residual securities	294,606	320,663
Subprime residual securities	251,134	370,912
Prime home equity line of credit transferor’s interest	213,272	236,109
Nonconforming interest-only and principal-only securities	186,812	130,300
Subprime AAA credit-rated interest-only securities	119,256	310,020
Prepayment penalty bonds	106,470	50,595
Nonconforming residual securities	15,896	—
Prime home equity interest-only securities	13,689	33,309
Subordinated mortgage-backed pass-through securities	2,385	5,997

Total other interests retained in securitization classified as available-for-sale securities	1,203,520	1,457,905

Home equity AAA credit-rated asset-backed senior securities	—	4,622,810
Servicing hedge instruments — U.S. Treasury securities	—	1,148,922

Total available-for-sale securities	4,881,398	11,953,854

Other interests retained in securitization classified as trading securities:
Subprime residual securities	341,037	—
Prime home equity residual securities	237,707	—
Nonconforming residual securities	20,359	—

Total other interests retained in securitization classified as trading securities	599,103	—

Servicing hedge derivative instruments	1,114,448	642,019
Debt hedge instruments — Interest rate and foreign currency swaps	254,554	165,891
Securities borrowed	1,631,324	—

Investments in other financial instruments	$8,480,827	$12,761,764

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      At September 30, 2004, the Company had pledged $1.9 billion of investments in other financial instruments to secure securities sold under agreements to repurchase, of which $0.6 billion related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

      Amortized cost and fair value of available-for-sale securities as of the dates indicated are as follows:

	September 30, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Mortgage-backed securities	$3,283,743	$13,879	$(20,334)	$3,277,288
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	225,538	3,370	(146)	228,762
Municipal bonds	164,984	2,739	(75)	167,648
Other interests retained in securitization	1,159,679	79,042	(35,201)	1,203,520
Other	4,083	97	—	4,180

	$4,838,027	$99,127	$(55,756)	$4,881,398

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Mortgage-backed securities	$4,476,600	$38,869	$(74,793)	$4,440,676
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	1,433,436	41,542	(42,603)	1,432,375
Other interests retained in securitization	1,356,420	102,798	(1,313)	1,457,905
Home equity AAA asset-backed senior securities	4,445,574	177,236	—	4,622,810
Other	86	2	—	88

	$11,712,116	$360,447	$(118,709)	$11,953,854

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      At September 30, 2004 and December 31, 2003, the Company’s available-for-sale securities in an unrealized loss position are as follows:

	September 30, 2004

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

	(In thousands)
Mortgage-backed securities	$935,495	$(9,141)	$672,834	$(11,193)	$1,608,329	$(20,334)
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	70,746	(146)	—	—	70,746	(146)
Municipal bonds	32,247	(75)	—	—	32,247	(75)
Other interests retained in securitization	146,679	(35,201)	—	—	146,679	(35,201)

Total temporarily impaired securities	$1,185,167	$(44,563)	$672,834	$(11,193)	$1,858,001	$(55,756)

	December 31, 2003

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

	(In thousands)
Mortgage-backed securities	$2,640,623	$(74,739)	$7,666	$(54)	$2,648,289	$(74,793)
U.S. Treasury securities and obligations of U.S. Government- sponsored enterprises	1,237,804	(42,603)	—	—	1,237,804	(42,603)
Other interests retained in securitization	10,698	(1,313)	—	—	10,698	(1,313)

Total temporarily impaired securities	$3,889,125	$(118,655)	$7,666	$(54)	$3,896,791	$(118,709)

      The temporary impairment reflected in mortgage-backed securities is a result of the change in market interest rates and is not indicative of the underlying issuers’ ability to repay. Accordingly, we have not recognized other-than-temporary impairment related to these securities as of September 30, 2004 and December 31, 2003.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Gross gains and losses realized on the sales of available-for-sale securities are as follows for the periods indicated:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Mortgage-backed securities:
Gross realized gains	$3,720	$4,600
Gross realized losses	(523)	(117)

Net	3,197	4,483

U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises:
Gross realized gains	33,415	2,675
Gross realized losses	(224)	—

Net	33,191	2,675

Municipal bonds:
Gross realized gains	126	—
Gross realized losses	(15)	—

Net	111	—

Corporate bonds:
Gross realized gains	—	1,334
Gross realized losses	—	—

Net	—	1,334

Other interests retained in securitization:
Gross realized gains	85,469	21,081
Gross realized losses	(30,376)	(8,521)

Net	55,093	12,560

Home equity AAA asset-backed senior securities:
Gross realized gains	185,330	—
Gross realized losses	—	—

Net	185,330	—

Principal-only securities:
Gross realized gains	—	91,982
Gross realized losses	—	—

Net	—	91,982

Total gains and losses on available-for-sale securities:
Gross realized gains	308,060	121,672
Gross realized losses	(31,138)	(8,638)

Net	$276,922	$113,034

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 9 —	Other Assets

      Other assets as of the dates indicated include the following:

	September 30,	December 31,
	2004	2003

	(In thousands)
Securities broker-dealer receivables	$2,187,413	$742,139
Reimbursable servicing advances	817,359	1,031,835
Receivables from custodial accounts	739,466	595,671
Investments in Federal Reserve Bank and Federal Home Loan Bank stock	652,519	394,110
Interest receivable	285,585	242,669
Capitalized software, net	267,956	235,713
Derivative counterparty margin accounts	253,844	285,583
Prepaid expenses	221,392	204,570
Cash surrender value of assets held in trust for deferred compensation plan	173,595	115,491
Restricted cash	158,677	281,477
Federal funds sold	140,000	100,000
Unsettled securities trades, net	135,771	173,382
Receivables from sales of securities	87,121	105,325
Other assets	732,016	521,083

	$6,852,714	$5,029,048

      At September 30, 2004, the Company had pledged $1.5 billion of securities broker-dealer receivables to secure securities sold under repurchase agreements.

Note 10 —	Securities Sold Under Agreements to Repurchase

      The Company routinely enters into short-term financing arrangements to sell securities under agreements to repurchase (“repurchase agreements”). The repurchase agreements are collateralized by mortgage loans and securities. All securities underlying repurchase agreements are held in safekeeping by broker-dealers or banks. All agreements are to repurchase the same, or substantially identical, securities.

      At September 30, 2004, repurchase agreements were secured by $11.9 billion of securities purchased under agreements to resell; $10.0 billion of trading securities; $1.9 billion of investments in other financial instruments; $1.5 billion of other assets and $1.2 billion of mortgage loans held for sale. As of September 30, 2004, $3.7 billion of the pledged securities purchased under agreements to resell and $0.6 billion of the pledged investments in other financial instruments related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 11 —	Notes Payable

      Notes payable as of the dates indicated consist of the following:

	September 30,	December 31,
	2004	2003

	(In thousands)
Medium-term notes:
Fixed-rate	$13,486,593	$12,724,998
Floating-rate	10,155,622	3,848,023

	23,642,215	16,573,021
Federal Home Loan Bank advances	11,950,000	6,875,000
Asset-backed commercial paper	5,988,457	9,699,053
Junior subordinated debentures	1,027,980	1,027,880
Convertible securities	488,359	—
Secured notes payable	29,437	29,259
LYONs convertible debentures	22,596	515,198
Unsecured notes payable	6,346	409,668
Unsecured commercial paper	—	4,819,382

	$43,155,390	$39,948,461

Medium-Term Notes

      During the nine months ended September 30, 2004, CHL, the Company’s principal mortgage banking subsidiary, issued medium-term notes under shelf registration statements or pursuant to its Euro and Australian medium-term note programs as follows:

	Outstanding Balance
				Interest Rate		Maturity Date
	Floating
	Rate	Fixed Rate	Total	From	To	From	To

	(Dollar amounts in thousands)
Series L	$4,066,000	$1,850,000	$5,916,000	1.2%	4.0%	Jan 18, 2005	Mar 22, 2011
Series M	2,593,000	1,300,500	3,893,500	1.3%	6.2%	May 20, 2005	Jul 23, 2029
Euro Notes	2,110,167	—	2,110,167	1.2%	2.0%	Mar 1, 2005	Dec 15, 2008
Aus Notes	105,975	—	105,975	2.2%	2.2%	Sep 7, 2007	Sep 7, 2007

	$8,875,142	$3,150,500	$12,025,642

      Of the $8.9 billion of floating-rate medium-term notes issued by the Company during the nine months ended September 30, 2004, $1.7 billion were effectively converted to fixed-rate debt using interest rate swap contracts, and $1.4 billion of foreign currency denominated floating-rate medium-term notes were effectively converted to U.S. dollar floating-rate debt. Of the $3.2 billion of fixed-rate medium-term notes issued by the Company during the nine months ended September 30, 2004, $2.1 billion were converted to floating-rate debt using interest rate swap contracts.

      During the nine months ended September 30, 2004, CHL redeemed $5.0 billion of maturing medium-term notes.

      As of September 30, 2004, $3.5 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Japanese Yen, Deutsche Marks, French Francs, Portuguese

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Escudos, Pounds Sterling, Canadian Dollars, Australian Dollars, and Euros. These notes have been effectively converted to U.S. dollars through currency swaps.

Asset-Backed Commercial Paper

      In April 2003, the Company formed a wholly-owned special purpose entity (“Park Granada”) for the purpose of issuing commercial paper in the form of short-term Secured Liquidity Notes (“SLNs”) to finance certain of its Mortgage Loan Inventory. Park Granada issues SLNs with maturities of up to 180 days, extendable to 300 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. Park Granada’s funding capacity, based on aggregate commitments from underlying credit enhancers, was $18.2 billion at September 30, 2004. The Company has pledged $6.2 billion in Mortgage Loan Inventory to secure the SLNs issued at September 30, 2004. For the nine months ended September 30, 2004, the average borrowings of Park Granada totaled $12.9 billion, and the weighted average interest rate of the SLNs was 1.3%. At September 30, 2004, the average interest rate of the SLNs outstanding was 1.7%.

Federal Home Loan Bank Advances

      During the nine months ended September 30, 2004, the Company obtained $5.2 billion of advances from the Federal Home Loan Bank (“FHLB”). Of this total, $3.4 billion bear variable interest rates and $1.8 billion bear fixed interest rates. The average interest rate and maturity schedule of these new advances follows:

Year Ended September 30,	Amount	Rate

	(In thousands)
2005	$150,000	1.3%
2006	500,000	1.9%
2007	4,000,000	1.9%
2008	300,000	3.1%
2009	200,000	3.4%

	$5,150,000	2.1%

Junior Subordinated Debentures

      As more fully discussed in Note 2 — Summary of Significant Accounting Policies, “Implementation of New Accounting Standards,” included in the Company’s consolidated financial statements of the 2003 Annual Report, the FASB issued FIN 46R in December 2003. As a result of the adoption of FIN 46R, the company-obligated capital securities of subsidiary trusts are no longer reflected on the Company’s consolidated balance sheets, but have been replaced on the Company’s balance sheet by the junior subordinated debentures issued to the subsidiary trusts by CHL and the Company.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The Company guarantees CHL’s indebtedness to two of the subsidiary trusts, Countrywide Capital I and Countrywide Capital III, which are excluded from the Company’s consolidated financial statements. Following is summarized information for those trusts:

	September 30, 2004

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,301	$205,215
Other assets	7,216	4,841

Total assets	$314,517	$210,056

Notes payable	$9,220	$6,170
Other liabilities	7,216	4,841
Company-obligated mandatorily redeemable capital trust pass-through securities	298,081	199,045
Shareholder’s equity	—	—

Total liabilities and equity	$314,517	$210,056

	Nine Months Ended
	September 30, 2004

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Statement of Earnings:
Revenues	$18,624	$12,482
Expenses	(18,624)	(12,482)
Provision for income taxes	—	—

Net earnings	$—	$—

	December 31, 2003

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,234	$205,182
Other assets	3,076	1,710

Total assets	$310,310	$206,892

Notes payable	$9,279	$6,200
Other liabilities	3,076	1,710
Company-obligated mandatorily redeemable capital trust pass-through securities	297,955	198,982
Shareholder’s equity	—	—

Total liabilities and equity	$310,310	$206,892

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Nine Months Ended
	September 30, 2003

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Statement of Earnings:
Revenues	$18,624	$12,482
Expenses	(18,624)	(12,482)
Provision for income taxes	—	—

Net earnings	$—	$—

LYONs Convertible Debentures and Convertible Securities

      In February 2001, the Company issued zero-coupon Liquid Yield Option Notes (“LYONs”) with an aggregate face value of $675 million, or $1,000 per note, due February 8, 2031. The LYONs were issued at a discount to yield 1.0% to maturity, or 8.25% to the first call date. Under certain conditions, the LYONs are convertible into the Company’s common stock at the rate of 46.3 shares per $1,000 note.

      In September 2004, the Company completed an exchange offer, through which LYONs were exchanged for convertible securities with terms similar to the LYONs, except for a provision to allow settlement in cash and stock upon the debentures’ conversion. $637.2 million or 94.7% of the outstanding LYONs were tendered in the exchange. During the period from September 30, 2004 through November 4, 2004, $563.5 million of the convertible securities were surrendered for conversion by the security holders.

Note 12 —	Deposits

      The following table shows comparative deposit balances as of the dates indicated:

	September 30,	December 31,
	2004	2003

	(In thousands)
Company-controlled custodial deposit accounts	$9,069,057	$5,900,682
Time deposits	8,306,187	3,252,665
Interest-bearing checking accounts	1,280,724	73,217
Non interest-bearing checking accounts	74,625	99,545
Savings accounts	2,105	1,562

	$18,732,698	$9,327,671

Note 13 —	Derivative Instruments and Risk Management Activities

      The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages interest rate risk through the natural counterbalance of its loan production and servicing businesses. The Company also uses derivatives and other financial instruments to manage the interest rate risk related specifically to its committed pipeline, mortgage loan inventory and MBS held for sale, MSRs and other retained interests, trading securities, and its long-term debt. The overall objective of the Company’s interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.

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

Risk Management Activities Related to Mortgage Loan Inventory and Interest Rate Lock Commitments

      The Company is exposed to price risk from the time an interest rate lock commitment (“IRLC”) is made to a mortgage applicant (or financial intermediary) to the time the related mortgage loan is sold. During this period, the Company is exposed to losses if mortgage rates rise, because the value of the IRLC or mortgage loan declines. To manage this price risk, the Company utilizes derivatives, primarily forward sales of MBS and options to buy and sell MBS, as well as options on Treasury futures contracts. Certain of these instruments qualify as “fair value” hedges of mortgage loans under SFAS 133.

      During the nine months ended September 30, 2004, the risk management activities connected with 77% of the fixed-rate mortgage inventory and 22% of the adjustable-rate mortgage inventory were accounted for as “fair value” hedges. The Company recognized pre-tax losses of $121.0 million and $30.8 million, representing the ineffective portion of such fair value hedges of its mortgage inventory, for the nine months ended September 30, 2004 and 2003, respectively. These amounts, along with the change in the fair value of the derivative instruments that were not designated as hedge instruments, are included in gain on sale of loans and securities in the statement of earnings.

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

Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Other Retained Interests

      MSRs and other retained interests, specifically interest-only securities and residual securities, are generally subject to a loss in value, or impairment, when mortgage interest rates decline. To moderate the effect of impairment on earnings, the Company maintains a portfolio of financial instruments, including derivatives, which increase in aggregate value when interest rates decline. This portfolio of financial instruments is collectively referred to as the “Servicing Hedge.” During the nine months ended September 30, 2004 and 2003, none of the derivative instruments included in the Servicing Hedge were designated as hedges under SFAS 133. The change in fair value of these derivative instruments was recorded in current period earnings as a component of Servicing Hedge gains and losses.

      The financial instruments that comprise the Servicing Hedge include options on interest rate futures, interest rate swaps, interest rate caps, interest rate swaptions, interest rate futures and Treasury securities. With respect to the options on interest rate swaps and interest rate caps, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments plus any unrealized gains recognized to date. With respect to the interest rate futures contracts outstanding as of September 30, 2004, the Company estimates that its maximum exposure to loss over the various contractual terms is $223 million. Although this estimate could be exceeded, the Company derives its estimates of loss exposure based upon observed volatilities in the interest rate options market. Using the currently observed volatilities, management estimates, to a 95% confidence level, the maximum potential rate changes over a one-year time horizon. Management then

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

estimates the Company’s exposure to loss based on the estimated maximum adverse rate change as of the measurement date.

      The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge.

	Balance,			Balance,
	December 31,		Dispositions/	September 30,
	2003	Additions	Expirations	2004

	(In millions)
Long Call Options on Interest Rate Futures	$70,750	$92,450	$(137,475)	$25,725
Long Put Options on Interest Rate Futures	$92,675	$12,000	$(104,675)	$—
Interest Rate Swaps	$10,600	$1,500	$(12,100)	$—
Interest Rate Caps	$800	$10,284	$(9,099)	$1,985
Interest Rate Swaptions	$23,000	$47,000	$(37,000)	$33,000
Interest Rate Futures	$2,200	$11,950	$(11,700)	$2,450

Risk Management Activities Related to Issuance of Long-Term Debt

      The Company enters into interest rate swap contracts which enable it to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt and to enable the Company to convert a portion of its foreign currency-denominated fixed and floating-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt. These transactions are designated as “fair value” hedges under SFAS 133. For the nine months ended September 30, 2004, the Company recognized a pre-tax gain of $2.0 million, representing the ineffective portion of such fair value hedges of debt. For the nine months ended September 30, 2003, the Company recognized a pre-tax loss of $0.1 million, representing the ineffective portion of such fair value hedges of debt. These amounts are included in interest expense in the consolidated statements of earnings.

      In addition, the Company enters into interest rate swap contracts which enable it to convert a portion of its floating-rate, long-term debt to fixed-rate, long-term debt and to convert a portion of its foreign currency-denominated fixed-rate, long-term debt to U.S. dollar fixed-rate debt. These transactions are designed as “cash flow” hedges. For the nine months ended September 30, 2004 and 2003, the Company recognized a pre-tax gain of $0.1 million and a pre-tax loss of $0.1 million, respectively, representing the ineffective portion of such cash flow hedges. As of September 30, 2004, deferred net gains or losses on derivative instruments included in other comprehensive income that are expected to be reclassified to earnings during the next 12 months are not material.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 14 —	Segments and Related Information

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

      The Global Operations Segment includes Global Home Loans Limited, a provider of loan origination processing and loan sub-servicing in the United Kingdom; UK Valuation Limited, a provider of property valuation services in the UK; and Countrywide International Technology Holdings Limited, a licensor of loan origination processing, servicing, and residential real estate value assessment technology.

      In general, intercompany transactions are recorded on an arm’s-length basis. However, the fulfillment fees paid by the Bank to the Production Sector for origination costs incurred on mortgage loans funded by the Bank is determined on an incremental cost basis, which is less than the fees that the Bank would pay to third parties.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Included in the tables below labeled “Other” are the holding company activities, elimination entries and certain reclassifications to conform management reporting to the consolidated financial statements:

	Three Months Ended September 30, 2004

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(In thousands)
Revenues External	$1,501,616	$98,191	$58,347	$1,658,154	$104,089	$233,746	$220,882	$57,038	$(28,302)	$587,453	$2,245,607
Intersegment	(52,882)	37,037	—	(15,845)	62,770	(15,675)	—	—	(31,250)	15,845	—

Total Revenues	$1,448,734	$135,228	$58,347	$1,642,309	$166,859	$218,071	$220,882	$57,038	$(59,552)	$603,298	$2,245,607

Segment Earnings (pre-tax)	$632,655	$(22,667)	$22,545	$632,533	$90,135	$163,171	$29,620	$9,811	$(1,989)	$290,748	$923,281

Segment Assets	$16,538,050	$14,794,758	$72,646	$31,405,454	$33,789,608	$37,007,119	$1,652,628	$246,133	$287,510	$72,982,998	$104,388,452

	Three Months Ended September 30, 2003

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(In thousands)
Revenues External	$2,137,403	$196,291	$57,562	$2,391,256	$172,697	$115,734	$216,304	$47,806	$(20,427)	$532,114	$2,923,370
Intersegment	(36,088)	20,320	—	(15,768)	24,509	531	—	—	(9,272)	15,768	—

Total Revenues	$2,101,315	$216,611	$57,562	$2,375,488	$197,206	$116,265	$216,304	$47,806	$(29,699)	$547,882	$2,923,370

Segment Earnings (pre-tax)	$1,414,850	$73,650	$27,017	$1,515,517	$135,064	$84,516	$30,600	$8,123	$72	$258,375	$1,773,892

Segment Assets	$37,890,970	$11,426,475	$76,527	$49,393,972	$22,340,878	$18,898,718	$1,499,954	$168,444	$153,021	$43,061,015	$92,454,987

	Nine Months Ended September 30, 2004

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(In thousands)
Revenues External	$4,698,547	$199,460	$162,813	$5,060,820	$404,356	$552,695	$656,922	$168,453	$(58,040)	$1,724,386	$6,785,206
Intersegment	(135,352)	87,826	—	(47,526)	147,584	(25,003)	—	—	(75,055)	47,526	—

Total Revenues	$4,563,195	$287,286	$162,813	$5,013,294	$551,940	$527,692	$656,922	$168,453	$(133,095)	$1,771,912	$6,785,206

Segment Earnings (pre-tax)	$2,402,725	$(155,693)	$64,146	$2,311,178	$332,917	$387,862	$130,152	$31,225	$(3,259)	$878,897	$3,190,075

Segment Assets	$16,538,050	$14,794,758	$72,646	$31,405,454	$33,789,608	$37,007,119	$1,652,628	$246,133	$287,510	$72,982,998	$104,388,452

	Nine Months Ended September 30, 2003

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(In thousands)
Revenues External	$5,410,695	$(984,807)	$171,588	$4,597,476	$438,643	$270,428	$604,933	$141,879	$(58,653)	$1,397,230	$5,994,706
Intersegment	(116,698)	48,745	—	(67,953)	89,763	6,796	—	—	(28,606)	67,953	—

Total Revenues	$5,293,997	$(936,062)	$171,588	$4,529,523	$528,406	$277,224	$604,933	$141,879	$(87,259)	$1,465,183	$5,994,706

Segment Earnings (pre-tax)	$3,506,943	$(1,316,629)	$81,872	$2,272,186	$346,227	$195,127	$92,373	$13,694	$175	$647,596	$2,919,782

Segment Assets	$37,890,970	$11,426,475	$76,527	$49,393,972	$22,340,878	$18,898,718	$1,499,954	$168,444	$153,021	$43,061,015	$92,454,987

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 15 —	Regulatory and Agency Capital Requirements

      In connection with the acquisition of Treasury Bank, the Company became a bank holding company. As a result, the Company is subject to regulatory capital requirements imposed by the Board of Governors of the Federal Reserve System. The Company is also subject to U.S. Department of Housing and Urban Development, Fannie Mae, Freddie Mac and Ginnie Mae net worth requirements, which are lower than those of the Federal Reserve system.

      Regulatory capital is assessed for adequacy by three measures: Tier 1 Leverage Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital. Tier 1 Leverage Capital includes common shareholders’ equity, preferred stock and capital securities that meet certain guidelines detailed in the capital regulations, less goodwill, the portion of MSRs not includable in regulatory capital and other adjustments. Tier 1 Leverage Capital is measured with respect to average assets during the quarter. The Company is required to have a Tier 1 Leverage Capital ratio of 4.0% to be considered adequately capitalized and 5.0% to be considered well capitalized.

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

      The following table presents the actual capital ratios and amounts, and minimum required capital ratios for the Company to maintain a “well-capitalized” status by the Board of Governors of the Federal Reserve System as of the dates indicated:

		September 30, 2004		December 31, 2003
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	8.1%	$10,041,971	8.3%	$8,082,963
Risk-Based Capital
Tier 1	6.0%	13.5%	$10,041,971	12.8%	$8,082,963
Total	10.0%	14.3%	$10,632,104	13.7%	$8,609,996

(1)	Minimum required to qualify as “well-capitalized.”

Note 16 —	Legal Proceedings

      Countrywide and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to their businesses. Although it is difficult to predict the ultimate outcome of these proceedings, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position or results of operations of the Company.

Note 17 —	Subsequent Events

      On October 20, 2004, the Company announced that its Board of Directors declared a dividend of $0.12 per common share, payable November 30, 2004 to shareholders of record on November 10, 2004.

      During the period from September 30, 2004 through November 4, 2004, convertible securities with a recorded value of $563.5 million were surrendered for conversion by security holders.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 18 —	Summarized Financial Information

      Summarized financial information for Countrywide Financial Corporation and subsidiaries is as follows:

	September 30, 2004

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Balance Sheet:
Mortgage loans and mortgage-backed securities held for sale	$—	$20,722,382	$65,353	$—	$20,787,735
Trading securities	—	245,065	11,974,902	—	12,219,967
Securities purchased under agreements to resell	—	3,180,000	11,278,358	(3,005,008)	11,453,350
Loans held for investment, net	—	4,857,103	30,072,373	(1,261)	34,928,215
Investments in other financial instruments	—	1,999,137	6,481,690	—	8,480,827
Mortgage servicing rights, net	—	8,153,203	—	—	8,153,203
Other assets	11,439,382	3,528,227	10,618,600	(17,221,054)	8,365,155

Total assets	$11,439,382	$42,685,117	$70,491,276	$(20,227,323)	$104,388,452

Notes payable	$1,262,332	$31,431,011	$18,021,997	$(7,559,950)	$43,155,390
Securities sold under agreements to repurchase	—	1,207,405	22,922,089	(3,005,165)	21,124,329
Deposit liabilities	—	—	18,732,698	—	18,732,698
Other liabilities	155,187	6,195,220	5,219,617	(215,852)	11,354,172
Equity	10,021,863	3,851,481	5,594,875	(9,446,356)	10,021,863

Total liabilities and equity	$11,439,382	$42,685,117	$70,491,276	$(20,227,323)	$104,388,452

	Nine Months Ended September 30, 2004

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Statement of Earnings:
Revenues	$7,684	$3,917,657	$3,099,160	$(239,295)	$6,785,206
Expenses	11,320	2,163,459	1,659,268	(238,916)	3,595,131
Provision for income taxes	(1,398)	674,489	544,294	(146)	1,217,239
Equity in net earnings of subsidiaries	1,975,074	—	—	(1,975,074)	—

Net earnings	$1,972,836	$1,079,709	$895,598	$(1,975,307)	$1,972,836

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	December 31, 2003

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Balance Sheet:
Mortgage loans and mortgage-backed securities held for sale	$—	$24,068,487	$35,138	$—	$24,103,625
Trading securities	—	190,331	10,924,380	—	11,114,711
Securities purchased under agreements to resell	—	110,000	21,553,496	(11,315,394)	10,348,102
Loans held for investment, net	—	11,681,056	14,687,531	(532)	26,368,055
Investment in other financial instruments	34,141	2,410,130	10,283,046	34,447	12,761,764
Mortgage servicing rights, net	—	6,863,625	—	—	6,863,625
Other assets	9,410,093	6,646,851	17,819,719	(27,458,872)	6,417,791

Total assets	$9,444,234	$51,970,480	$75,303,310	$(38,740,351)	$97,977,673

Notes payable	$1,266,575	$42,042,516	$16,679,720	$(20,040,350)	$39,948,461
Securities sold under agreements to repurchase	—	1,953,163	41,138,338	(11,078,089)	32,013,412
Deposit liabilities	—	—	9,327,671	—	9,327,671
Other liabilities	92,943	4,677,617	4,203,633	(370,780)	8,603,413
Equity	8,084,716	3,297,184	3,953,948	(7,251,132)	8,084,716

Total liabilities and equity	$9,444,234	$51,970,480	$75,303,310	$(38,740,351)	$97,977,673

	Nine Months Ended September 30, 2003

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Statement of Earnings:
Revenues	$10,073	$3,563,978	$2,571,266	$(150,611)	$5,994,706
Expenses	6,431	1,916,885	1,302,001	(150,393)	3,074,924
Provision for income taxes	1,384	625,895	483,449	(165)	1,110,563
Equity in net earnings of subsidiaries	1,806,961	—	—	(1,806,961)	—

Net earnings	$1,809,219	$1,021,198	$785,816	$(1,807,014)	$1,809,219

Note 19 — Borrower and Investor Custodial Accounts

      As of September 30, 2004 and December 31, 2003, the Company managed $18.0 billion and $14.4 billion, respectively, of off-balance sheet borrower and investor custodial cash accounts as well as related liabilities to those borrowers and investors. Of these amounts, $9.1 billion and $5.9 billion, respectively, were

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

included in the Company’s deposit liabilities, with the remaining balances held by other depository institutions. These custodial accounts arise in connection with the Company’s mortgage servicing activities.

Note 20 — Loan Commitments

      As of September 30, 2004 and December 31, 2003, the Company had undisbursed home equity lines of credit commitments of $5.1 billion and $4.8 billion, respectively, as well as undisbursed construction loan commitments of $559.3 million and $509.0 million, respectively. As of September 30, 2004, outstanding interest rate lock commitments related to mortgage loan applications in process totaled $33.6 billion.

Note 21 — Pension Plan

      The Company has a defined benefit pension plan (the “Plan”) covering substantially all of its employees. The Company’s policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA.

      On September 13, 2004, the Company made the maximum tax deductible pension plan contribution of $46.9 million for the plan year 2003.

Note 22 — Recently Issued Accounting Standards

      In March 2004, the Emerging Issues Task Force of the FASB reached consensus opinions regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. The consensus opinions, detailed in Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” add to the Company’s impairment assessment requirements detailed in Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.” The Company has included the new disclosure requirements in its 2003 Annual Report and in this Quarterly Report. Adoption of the new measurement requirements has been delayed by the FASB pending reconsideration of implementation guidance relating to debt securities that are impaired solely due to interest rates and/or sector spreads. The implementation of these consensuses is not expected to have a significant impact on the Company’s financial condition or earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q represents an update to the more detailed and comprehensive disclosures included in our 2003 Annual Report. As such, you should read our 2003 Annual Report to obtain an informed understanding of the following discussions.

Stock Splits Effected as Stock Dividends

      In April 2004 and August 2004, respectively, we completed a 3-for-2 and 2-for-1 stock split affected as stock dividends. All references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the number of common shares and earnings per share amounts have been adjusted accordingly.

Overview

      Countrywide’s core business is residential mortgage banking. In recent years, we have expanded into related businesses to capitalize on meaningful opportunities to leverage our core business and to provide sources of earnings that are less cyclical than mortgage banking. We classify our businesses into five business segments — Mortgage Banking, Capital Markets, Banking, Insurance and Global Operations.

      The mortgage banking business continues to be the primary source of our revenues and earnings. As a result, the primary influence on our operating results is the demand for mortgage loans in the U.S., which is affected by such external factors as prevailing mortgage rates and the strength of the U.S. housing market.

      To date in 2004, the interest rate environment has been somewhat volatile and generally rates are higher than those prevailing in 2003. In 2004, U.S. mortgage production has been substantially reduced from 2003 due to a decline in mortgage refinance activity resulting from higher interest rates. Forecasters currently estimate 2004 U.S. mortgage production to be approximately $2.6 trillion, down from an estimated $3.8 trillion in 2003.

      The level of U.S. mortgage production in 2004 has been profitable for our loan production business, although increased competitive pressures have impacted the profitability of that business. We expect the increased competition to continue into the fourth quarter of 2004. The decline in mortgage refinance activity during the nine months ended September 30, 2004, positively impacted our investment in mortgage servicing rights, causing a significant improvement in the results of our loan servicing business.

      A decline in mortgage production generally results in a reduction in mortgage securities trading and underwriting volume. A reduction in mortgage trading volumes and margins during the nine months ended September 30, 2004 had a negative impact on the profitability of our Capital Markets Segment.

      Total U.S. residential mortgage loan originations were approximately $655 billion in the quarter ended September 30, 2004, a decrease of approximately $515 billion, or 44%, from the year-ago period (Source: Inside Mortgage Finance). During this same time period our production volume decreased 27%. This decline in production volume, coupled with a significant decrease in loan margins from the unusually high levels realized in the third quarter of last year, resulted in a 58% decrease in earnings from our Mortgage Banking Segment. Overall, our net earnings were $582.2 million in the quarter ended September 30, 2004, a decrease of $517.8 million, or 47%, from the year-ago period. The high refinance volume and level and movement of interest rates during the year-ago quarter resulted in profit levels that are not easily repeatable.

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

Results of Operations Comparison — Quarters Ended September 30, 2004 and 2003

Consolidated Earnings Performance

      Net earnings were $582.2 million, a 47% decrease from the quarter ended September 30, 2003. Our diluted earnings per share for the quarter ended September 30, 2004 were $0.94, a 51% decrease from diluted earnings per share for the quarter ended September 30, 2003. The decline in our earnings was driven by a decrease in the profitability of our Loan Production Sector. This decrease resulted from lower Prime Mortgage Loan production and sales combined with a compression in margins, which were caused by higher mortgage interest rates, increased price competition, increased demand for lower-margin adjustable-rate mortgages and higher loan origination costs.

      Increased sales of higher-margin Subprime Mortgage and Home Equity Loans positively impacted Loan Production Sector pre-tax earnings, which were $632.7 million for the quarter ended September 30, 2004, a decrease of $782.2 million from the year-ago period.

      The pre-tax loss in the Loan Servicing Sector, which incorporates the performance of our MSRs and other retained interests, was $22.7 million for the quarter ended September 30, 2004, a decline of $96.3 million from the year-ago period. This decline in profitability was primarily attributable to the change in the direction of interest rates during the respective periods. Interest rates declined during the current quarter, resulting in MSR impairment and amortization, net of Servicing Hedge gains, of $598.7 million. Rising interest rates in the third quarter of last year resulted in MSR impairment recovery, which when combined with the Servicing Hedge loss and amortization for the quarter amounted to $435.8 million.

      The Mortgage Banking Segment produced pre-tax earnings of $632.5 million for the quarter ended September 30, 2004, a decrease of 58% from the quarter ended September 30, 2003.

      Our Diversified Businesses also were significant contributors to the earnings performance in the quarter ended September 30, 2004. In particular, our Banking Segment recorded pre-tax earnings of $163.2 million, an increase in earnings of $78.7 million over the year-ago quarter, driven primarily by growth in mortgage loans held by Treasury Bank. The increase in the Banking Segment’s pre-tax earnings was partially offset by a decline in the Capital Markets Segment’s earnings, which declined $44.9 million. The decrease was due primarily to a decrease in the size of the overall mortgage market, which resulted in a decline in securities trading margins and reduced conduit activities. In total, Diversified Businesses contributed $290.7 million in pre-tax earnings for the quarter ended September 30, 2004, an increase of 13% from the year-ago period.

Operating Segment Results

      Pre-tax earnings by segment are summarized below:

	Quarter Ended
	September 30,

	2004	2003

	(In thousands)
Mortgage Banking:
Loan Production	$632,655	$1,414,850
Loan Servicing	(22,667)	73,650
Loan Closing Services	22,545	27,017

Total Mortgage Banking	632,533	1,515,517

Diversified Businesses:
Banking	163,171	84,516
Capital Markets	90,135	135,064
Insurance	29,620	30,600
Global Operations	9,811	8,123
Other	(1,989)	72

Total Diversified Businesses	290,748	258,375

Pre-tax earnings	$923,281	$1,773,892

      Mortgage loan production by segment and product is summarized below:

	Quarter Ended
	September 30,

	2004	2003

	(In millions)
Segment:
Mortgage Banking	$77,019	$113,324
Capital Markets’ conduit acquisitions	6,111	8,009
Banking-Treasury Bank	8,694	4,598

	$91,824	$125,931

Product:
Prime Mortgage	$70,812	$115,322
Prime Home Equity	9,058	5,071
Subprime Mortgage	11,954	5,538

	$91,824	$125,931

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

      The pre-tax earnings of the Loan Production Sector are summarized below:

	Quarter Ended September 30,

	2004		2003

		Percentage of Loan		Percentage of Loan
	Amount	Production Volume	Amount	Production Volume

		(Dollar amounts in thousands)
Revenues:
Prime Mortgage	$717,591		$1,965,746
Prime Home Equity	404,530		57,524
Subprime Mortgage	326,613		78,045

Total revenues	1,448,734	1.88%	2,101,315	1.85%

Expenses:
Compensation expenses	531,667	0.69%	443,633	0.39%
Other operating expenses	185,169	0.24%	131,225	0.11%
Allocated corporate expenses	99,243	0.13%	111,607	0.10%

Total expenses	816,079	1.06%	686,465	0.60%

Pre-tax earnings	$632,655	0.82%	$1,414,850	1.25%

      Decreased demand for residential mortgages from the historic levels experienced in the third quarter of 2003 resulted in lower production volume in the quarter ended September 30, 2004. The resulting decline in our production was partially offset by an increase in our market share from the year-ago period. Our mortgage loan production market share was 14% in the quarter ended September 30, 2004, up from 11% in the quarter ended September 30, 2003 (Source: Inside Mortgage Finance).

      Revenues declined over the year-ago period due primarily to a reduction in production and sales volume and margins of Prime Mortgage Loans. Sales of Prime Mortgage Loans were $66.4 billion in the current quarter compared to $109.5 billion in the year-ago quarter. Prime Mortgage Loan margins declined significantly from the unusually high levels realized in the third quarter of 2003. We attribute the decline in margins to increased price competition caused by the significant reduction in refinance activity, as well as to the shift in consumer preference towards adjustable rate mortgages, which generally carry lower margins than 30 year fixed rate mortgages. The decline in prime revenues was partially offset by increased production and sales of higher margin Subprime Mortgage and Prime Home Equity Loans. Sales of Subprime Mortgage and Prime Home Equity Loans were $19.0 billion in the current quarter compared to $1.2 billion in the year-ago quarter.

      Operating expenses increased, both in dollars and in proportion to loan volume, compared to the year-ago period due to a planned reduction in productivity to sustainable levels. In addition, expenses increased as we pursued our strategy to increase our market share of home purchase loans. Such expenses included compensation incentives tied to increased purchase and Prime Home Equity volumes and sales staff expansion, along with increased marketing campaigns.

      The following table shows total Mortgage Banking loan production volume by division:

	Quarter Ended
	September 30,

	2004	2003

	(In millions)
Correspondent Lending Division	$32,367	$55,353
Consumer Markets Division	22,864	32,199
Wholesale Lending Division	17,359	23,385
Full Spectrum Lending, Inc.	4,429	2,387

	$77,019	$113,324

      Mortgage Banking loan production for the quarter ended September 30, 2004 decreased 32% in comparison to the year-ago period. Non-purchase loan production declined by 59%, while purchase production increased by 32%. The increase in purchase loans is significant because this component of the mortgage market offers relatively stable growth, averaging 10% per year over the last 10 years. The non-purchase, or refinance, component of the mortgage market is highly volatile because it is driven almost exclusively by prevailing mortgage rates.

      The following table summarizes Mortgage Banking loan production by purpose and by interest rate type:

	Quarter Ended
	September 30,

	2004	2003

	(In millions)
Purpose:
Purchase	$44,593	$33,778
Non-purchase	32,426	79,546

	$77,019	$113,324

Interest Rate Type:
Fixed Rate	$32,861	$90,638
Adjustable Rate	44,158	22,686

	$77,019	$113,324

      The volume of Mortgage Banking Prime Home Equity and Subprime Mortgage Loans produced (which is included in our total volume of loans produced) increased 105% during the current period from the prior period. Details are shown in the following table.

	Quarter Ended
	September 30,

	2004	2003

	(In millions)
Prime Home Equity Loans	$6,421	$3,340
Subprime Mortgage Loans	9,591	4,480

	$16,012	$7,820

Percent of total Mortgage Banking loan production	20.8%	6.9%

      Prime Home Equity and Subprime Mortgage Loans generally provide higher profit margins, and the demand for such loans is believed to be less interest-rate sensitive than the demand for Prime Mortgage Loans. Consequently, Management believes these loans will be a significant component of the sector’s future growth, in particular if mortgage rates continue to rise.

      During the quarter ended September 30, 2004, the Loan Production Sector operated at approximately 111% of planned operational capacity, compared to 125% during the year-ago period. The primary capacity constraint in our loan origination activities is the number of loan operations personnel we have on staff. Therefore, we measure planned capacity with reference to the number of our loan operations personnel multiplied by the number of loans we expect each loan operations staff person to process under normal conditions. As loan production volume has declined, there has been a reduction in productivity to more sustainable levels that will result in higher overall unit costs. We plan to continue building our sales staff despite any potential further drop in loan origination volume as a primary means to increase our market share, particularly for purchase loans.

      The following table summarizes the number of people included in the Loan Production Sector workforce as of the dates indicated:

	Workforce at
	September 30,

	2004	2003

Sales	12,316	8,316
Operations:
Regular employees	7,813	7,379
Temporary staff	953	981

	8,766	8,360
Production technology	1,022	941
Administration and support	2,230	1,760

Total workforce	24,334	19,377

      The Consumer Markets Division continued to grow its commissioned sales force during the period. At September 30, 2004, the commissioned sales force numbered 4,831, an increase of 1,579 compared to September 30, 2003. The primary focus of the commissioned sales force is to increase overall purchase market share. The commissioned sales force contributed $10.5 billion in purchase originations during the quarter ended September 30, 2004, a 26% increase over the year-ago period. The purchase production generated by the commissioned sales force represented 75% of the Consumer Markets Division’s purchase production for the quarter ended September 30, 2004. In addition, the Consumer Markets Division has expanded its branch network to 556 branch offices at September 30, 2004, an increase of 106 over the year-ago period.

      The Wholesale Lending Division and FSLI also continued to grow their sales forces as a core strategy to increase market share. At September 30, 2004, the sales force in the Wholesale Lending Division numbered 1,018, an increase of 21% compared to September 30, 2003. FSLI expanded its sales force by 1,377, or 74% compared to September 30, 2003. In addition, FSLI has expanded its branch network to 145 branch offices at September 30, 2004, an increase of 55 over the year-ago period.

Loan Servicing Sector

      Included in Loan Servicing Sector’s results is the performance of our investments in MSRs and other retained interests and associated risk management activities, as well as profits from sub-servicing activities in the United States. The Loan Servicing Sector also includes a significant processing operation, consisting of approximately 6,000 employees who service our 5.9 million mortgage loans. The long-term performance of this sector is impacted primarily by the level of interest rates and the corresponding impact on the level of prepayments in our servicing portfolio.

      The following table summarizes the results for the Loan Servicing Sector:

	Quarter Ended September 30,

	2004		2003

		Percentage of		Percentage of
		Average Servicing		Average Servicing
	Amount	Portfolio*	Amount	Portfolio*

		(Dollar amounts in thousands)
Revenues	$789,368	0.421%	$680,514	0.471%
Amortization	(394,069)	(0.210)%	(666,384)	(0.461)%
(Impairment) recovery	(795,614)	(0.424)%	345,477	0.239%
Operating expenses	(122,748)	(0.065)%	(101,005)	(0.070)%
Allocated corporate expenses	(19,324)	(0.010)%	(23,460)	(0.016)%
Interest expense, net	(71,247)	(0.039)%	(46,638)	(0.033)%
Servicing Hedge gains (losses)	590,967	0.315%	(114,854)	(0.079)%

Pre-tax (loss) earnings	$(22,667)	(0.012)%	$73,650	0.051%

Average Servicing Portfolio	$750,193,000		$578,289,000

*	Annualized

      The Loan Servicing Sector experienced a pre-tax loss of $22.7 million during the recent period, driven by impairment of our MSRs and other retained interests. Such impairment reflects the decrease in value of our retained interests, primarily caused by the decline in interest rates during the quarter and corresponding increase in the level of projected prepayments in our mortgage servicing portfolio. The combined amortization and impairment charge was $1,189.7 million during the quarter ended September 30, 2004 compared to an amortization charge, net of recovery of previous impairment of retained interests, of $320.9 million during the quarter ended September 30, 2003.

      During the quarter ended September 30, 2004, the Servicing Hedge generated a gain of $591.0 million. This gain resulted from a decline in long-term Treasury and swap rates, which indices underlie the derivatives that constituted the primary component of the Servicing Hedge. In a stable interest rate environment, we would expect to incur no significant impairment charges; however, we would expect to incur losses related to the Servicing Hedge driven primarily by time decay on options used in the hedge. The level of such Servicing Hedge losses depends on various factors such as the size and composition of the hedge, the shape of the yield curve and the level of implied interest rate volatility.

      We increased our servicing portfolio to $786.0 billion at September 30, 2004, a 30% increase from September 30, 2003. At the same time, the overall weighted-average note rate of loans in our servicing portfolio declined from 6.1% to 5.9%.

Loan Closing Services Sector

      The LandSafe companies produced $22.5 million in pre-tax earnings, representing a decrease of 17% from the year-ago period. The decrease in LandSafe’s pre-tax earnings was primarily due to the decrease in our loan origination activity.

Diversified Businesses

      To leverage our mortgage banking platform, as well as to reduce the variability of earnings due to changes in mortgage interest rates, we have expanded into other financial services. These other businesses are grouped into the following segments: Banking, Capital Markets, Insurance, and Global Operations.

Banking Segment

      The Banking Segment achieved pre-tax earnings of $163.2 million during the quarter ended September 30, 2004, as compared to $84.5 million for the year-ago period. Following is the composition of pre-tax earnings by company:

	Quarter Ended
	September 30,

	2004	2003

	(In thousands)
Treasury Bank (“Bank”)	$148,371	$63,248
Countrywide Warehouse Lending (“CWL”)	18,449	24,728
Allocated corporate expenses	(3,649)	(3,460)

Pre-tax earnings	$163,171	$84,516

      The Bank’s revenues and expenses are summarized in the following table:

	Quarter Ended
	September 30,

	2004	2003

	(In thousands)
Interest income	$353,922	$143,068
Interest expense	164,732	64,700

Net interest income	189,190	78,368
Provision for loan losses	(12,100)	(2,372)

Net interest income after provision for loan losses	177,090	75,996
Non-interest income	18,469	15,329
Non-interest expense	(47,188)	(28,077)

Pre-tax earnings	$148,371	$63,248

      The components of the Bank’s net interest income are summarized below:

	Quarter Ended September 30,

	2004		2003

	Dollars	Rate	Dollars	Rate

	(Dollar amounts in thousands)
Net interest income:
Yield on interest-earning assets:
Mortgage loans held for investment	$321,152	4.91%	$101,195	4.34%
Securities available for sale	25,602	4.07%	36,963	3.60%
Other	7,168	2.71%	4,910	1.56%

Total yield on interest-earning assets	353,922	4.76%	143,068	3.89%

Cost of interest-bearing liabilities:
Deposits	89,057	2.12%	32,498	1.41%
FHLB advances	75,388	2.81%	31,634	3.04%
Other	287	1.60%	568	1.07%

Total cost of interest-bearing liabilities	164,732	2.38%	64,700	1.90%

Net interest income	$189,190	2.54%	$78,368	2.12%

Efficiency ratio(1)	21%		25%
After-tax return on average assets	1.22%		1.05%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income.

      The increase in net interest income is primarily due to a $15.0 billion increase in average interest-earning assets, primarily mortgage loans, combined with an increase in net interest margin (net interest income divided by average earning assets) of 42 basis points. The increase in net interest margin is due largely to a shift in the mix of the Bank’s earning assets toward mortgage loans held for investment.

      The composition of the Bank’s balance sheets was as follows:

	September 30, 2004		December 31, 2003

		Yield/		Yield/
	Dollar	Cost	Dollar	Cost

	(Dollar amounts in millions)
Assets
Cash	$93	1.50%	$143	0.97%
Short-term investments	390	1.59%	350	1.00%
Mortgage loans held for investment, net	30,065	4.91%	14,686	4.72%
Available-for-sale securities	2,393	4.06%	3,564	4.30%
FHLB & FRB stock	651	3.71%	394	4.87%
Other assets	267	—	239	—

	$33,859	4.79%	$19,376	4.57%

Liabilities
Deposits:
Company-controlled escrow deposit accounts	$9,069	1.48%	$5,901	0.94%
Customer	9,664	2.95%	3,435	3.18%
FHLB advances	11,950	2.73%	6,875	3.18%
Other borrowings	400	1.60%	1,508	1.11%
Other liabilities	299	—	162	—

	31,382	2.42%	17,881	2.28%
Shareholder’s equity	2,477		1,495

	$33,859		$19,376

Non-accrual loans	$16.1		$3.7
Capital ratios:
Tier 1 Leverage	8.3%		8.6%
Tier 1 Risk-based capital	11.4%		12.8%
Total Risk-based capital	11.6%		13.0%

      The Banking Segment also includes the operation of CWL. CWL’s pre-tax earnings decreased by $6.3 million during the quarter ended September 30, 2004 in comparison to the year-ago period, primarily due to a 21% decline in average mortgage warehouse advances. The decline in average mortgage warehouse advances was attributable to a decline in the overall mortgage originations market.

Capital Markets Segment

      Our Capital Markets Segment achieved pre-tax earnings of $90.1 million for the quarter, a decrease of $44.9 million, or 33%, from the year-ago period. Total revenues were $166.9 million, a decrease of $30.3 million, or 15%, compared to the year-ago period. This segment’s performance was impacted by a less favorable mortgage-related fixed income securities market. These factors led to reduced mortgage-backed securities trading volumes and margins and a decline in conduit activities. This segment has expanded its staffing and infrastructure to invest in the development of new lines of business, which largely contributed to an increase in expenses of $14.6 million, or 23%, compared to the year-ago period.

      The following table shows pre-tax income of the Capital Markets Segment:

	Quarter Ended
	September 30,

	2004	2003

	(In thousands)
Revenues:
Underwriting	$95,330	$43,602
Conduit	48,986	89,959
Securities trading	13,530	50,835
Brokering	6,132	15,327
Other	2,881	(2,517)

Total revenues	166,859	197,206
Expenses:
Operating expenses	74,018	59,482
Allocated corporate expenses	2,706	2,660

Total expenses	76,724	62,142

Pre-tax earnings	$90,135	$135,064

      Underwriting revenues increased $51.7 million over the year-ago period primarily as a result of increased sales of our subprime and home equity securities.

      During the quarter ended September 30, 2004, the Capital Markets Segment generated revenues totaling $49.0 million from its conduit activities, which include brokering and managing the acquisition, sale or securitization of whole loans on behalf of CHL. Conduit revenues for the quarter ended September 30, 2004 decreased 46% in comparison to the year-ago period primarily as a result of a decline in volume and increased competition, which reduced margins.

      Trading revenues declined 73% due to a decrease in the size of the overall mortgage market which resulted in a decline in mortgage securities trading volume and margins. Trading volumes declined 40% from the year-ago quarter, before giving effect to introduction by the Company of trading of U.S. Treasury securities. Including U.S. Treasury securities, the total securities volume traded decreased 3% over the year-ago period. Effective January 15, 2004, Countrywide Securities Corporation (“CSC”) became a “Primary Dealer” and as such is an authorized counterparty with the Federal Reserve Bank of New York in its open market operations.

      The following table shows the composition of CSC securities trading volume, which includes intersegment trades with the mortgage banking operations, by instrument:

	Quarter Ended
	September 30,

	2004	2003

	(In millions)
Mortgage-backed securities	$423,981	$777,690
U.S. Treasury securities	301,239	—
Asset-backed securities	57,161	11,730
Government agency debt	9,634	29,419
Other	2,781	3,579

Total securities trading volume(1)	$794,796	$822,418

(1)	Approximately 10% of the segment’s total securities trading volume was with CHL during the quarters ended September 30, 2004 and 2003.

Insurance Segment

      The Insurance Segment’s pre-tax earnings decreased 3% over the year-ago period, to $29.6 million. The following table shows pre-tax earnings by business line:

	Quarter Ended
	September 30,

	2004	2003

	(In thousands)
Balboa Reinsurance Company	$32,822	$18,555
Balboa Life and Casualty Operations(1)	2,349	15,871
Allocated corporate expenses	(5,551)	(3,826)

Pre-tax earnings	$29,620	$30,600

(1)	Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

      The following table shows net insurance premiums earned for the carrier operations:

	Quarter Ended
	September 30,

	2004	2003

	(In thousands)
Balboa Life and Casualty Operations	$155,084	$159,690
Balboa Reinsurance Company	39,694	32,445

Total net insurance premiums earned	$194,778	$192,135

      Our mortgage reinsurance business produced $32.8 million in pre-tax earnings, an increase of 77% over the year-ago period, driven primarily by growth of 10% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts combined with an overall increase in the ceded premium percentage and a reduction in provision for insurance claim losses. Within Balboa Reinsurance, reserves for insurance claims losses are a function of expected remaining losses and premiums.

      Our Life and Casualty insurance business produced pre-tax earnings of $2.3 million, a decrease of $13.5 million from the comparable quarter in 2003. The decline in earnings was driven by $23.2 million in estimated losses relating to hurricane damage sustained in Florida during the current quarter in comparison to $4.1 million in the year-ago quarter.

Global Operations Segment

      Global Operations pre-tax earnings totaled $9.8 million, an increase of $1.7 million in comparison to the year-ago period. The increase in earnings was due to growth in the portfolio of mortgage loans subserviced on behalf of Global Home Loans’ minority joint venture partner, Barclays Bank PLC.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

      Gain on sale of loans and securities is summarized below for the periods indicated:

	Quarter Ended September 30,

	2004			2003

		Gain on Sale			Gain on Sale

			As Percentage			As Percentage
	Loans Sold	Amount	of Loans Sold	Loans Sold	Dollars	of Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$66,367,092	$540,894	0.82%	$109,547,016	$1,752,289	1.60%
Subprime Mortgage Loans	9,112,083	266,203	2.92%	1,189,003	50,095	4.21%
Prime Home Equity Loans	9,870,640	290,649	2.94%	—	—	NM

Production Sector	85,349,815	1,097,746	1.29%	110,736,019	1,802,384	1.63%
Reperforming loans	338,163	15,495	4.58%	182,372	14,271	7.83%

	$85,687,978	1,113,241		$110,918,391	1,816,655

Capital Markets:
Underwriting		79,353			34,754
Conduit activities		44,457			79,695
Trading securities and other		(55,277)			(65,499)

		68,533			48,950
Other		7,038			8,245

		$1,188,812			$1,873,850

      Gain on sale of Prime Mortgage Loans decreased in the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 due primarily to lower Prime Mortgage Loan production and sales combined with lower margins. The decline in margins from the unusually high levels realized in the third quarter of 2003 was due to increased price competition as a result of lower demand for refinance mortgage loans combined with a shift in consumer preference towards adjustable rate mortgages, which generally carry lower margins than thirty year fixed-rate mortgages. Gain on sale of Prime Home Equity and Subprime Mortgage Loans increased in the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 due primarily to increased sales of these loans offset somewhat by lower margins on the Subprime mortgage loan sales. Inventory of these products had been accumulated during recent periods of high origination volume.

      Reperforming loans are reinstated loans that had previously defaulted and were repurchased from mortgage securities we issued. The note rate on these loans is typically higher than the current mortgage rate, and therefore, their margin is typically higher than margins on Prime Mortgage Loans. A change in Ginnie Mae rules related to the repurchase of defaulted loans from Ginnie Mae securities has resulted in fewer loans available for repurchase, which has contributed to a lower margin on sale related to these loans.

      The increase in Capital Markets’ underwriting revenues was due to increased sales of our subprime and home equity securities combined with an increase in third party underwriting business. The decrease in Capital Markets’ gain on sale related to its conduit activities was due to decreased mortgage sales and margins during the quarter. Capital Markets’ revenues from its trading activities consist of gain on sale and interest income. In a steep yield curve environment, which existed during both periods, trading revenues will derive largely or entirely from net interest income earned during the securities’ holding period. As the yield curve flattens, the mix of revenues will shift toward gain on sale of securities. The decrease in the loss on sale of the trading activities was due to a flattening of the yield curve in the quarter ended September 30, 2004.

      In general, gain on sale of loans and securities is affected by numerous factors, including the volume and mix of loans sold, production channel mix, the level of price competition, the slope of the yield curve, and the effectiveness of our associated interest rate risk management activities.

Net Interest Income

      Net interest income is summarized below for the periods indicated:

	Quarter Ended
	September 30,

	2004	2003

	(In thousands)
Net interest income (expense):
Mortgage Banking Segment loans and securities	$285,693	$254,644
Banking Segment loans and securities	202,514	98,862
Custodial balances	(15,120)	(76,453)
Loan Servicing Sector interest expense	(88,145)	(60,754)
Capital Markets Segment securities portfolio	83,364	127,907
Reperforming loans	21,753	32,021
Home equity AAA asset-backed securities	16,350	31,081
Other	11,817	13,521

Net interest income	518,226	420,829
Provision for loan losses related to loans held for investment	(8,360)	(11,066)

Net interest income after provision for loan losses	$509,866	$409,763

      The increase in net interest income from Mortgage Banking loans and securities reflects an increase in the average inventory of mortgage loans during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. Prime Home Equity Loans had been accumulated in prior periods resulting in a higher average inventory balance of such loans in the current quarter as compared to the year-ago period. The higher balance of Prime Home Equity Loans was partially offset by a decline in the average balance of Prime Mortgage Loans resulting from the decline in production volume in the current period as compared to the year-ago period.

      The increase in net interest income from the Banking Segment was primarily attributable to growth in mortgage loans held by the Bank. Average assets in the Banking Segment increased to $33.8 billion during the quarter, an increase of $13.9 billion over the year-ago quarter. The average net spread earned increased to 2.40% during the quarter ended September 30, 2004 from 2.04% during the quarter ended September 30, 2003 primarily as the result of a rotation out of securities and into mortgage loans.

      Net interest expense from custodial balances decreased in the current period due to a decline in loan payoffs from the year-ago period. We are obligated to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $66.2 million and $131.9 million in the quarters ended September 30, 2004 and 2003, respectively.

      Interest expense allocated to the Loan Servicing Sector increased due to an increase in total sector assets.

      The decrease in net interest income from the Capital Markets securities portfolio is attributable to a decrease in the average net spread earned from 1.43% in the quarter ended September 30, 2003 to 0.86% during the quarter ended September 30, 2004, partially offset by an increase of 4% in the average inventory of securities held in the quarter ended September 30, 2004. The decrease in net spread earned on the securities portfolio is primarily due to an increase in short-term financing rates.

      Reperforming loans are reinstated loans that had previously defaulted and were repurchased from mortgage securities we issued. Such loans are subsequently securitized and resold. The decrease in interest income related to this activity is primarily a result of a decrease in the average balance of such loans held.

Loan Servicing Fees and Other Income from Retained Interests

      Loan servicing fees and other income from retained interests are summarized below for the periods indicated:

	Quarter Ended
	September 30,

	2004	2003

	(In thousands)
Servicing fees, net of guarantee fees	$597,800	$497,924
Income from other retained interests	90,778	134,267
Late charges	45,677	39,232
Prepayment penalties	39,304	52,651
Global Operations Segment subservicing fees	26,232	22,089
Ancillary fees	13,149	18,082

Total loan servicing fees and other income from retained interests	$812,940	$764,245

      The increase in servicing fees, net of guarantee fees, was principally due to a 30% increase in the average servicing portfolio, partially offset by a reduction in the overall annualized net service fee earned from 0.34% of the average portfolio balance during the quarter ended September 30, 2003 to 0.32% during the quarter ended September 30, 2004. The reduction in the overall net service fee was largely due to the Company entering agreements with certain of its loan investors whereby it agreed to reduce its contractual servicing fee rate. The resulting excess yield has been securitized and sold or is recorded on the balance sheet as trading securities.

      The decrease in income from other retained interests was due primarily to a decrease in the average effective yield of these investments from 31% in the quarter ended September 30, 2003 to 22% in the quarter ended September 30, 2004. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of nonconforming mortgage loans, particularly Subprime Mortgage and Prime Home Equity Loans.

Amortization of Mortgage Servicing Rights

      We recorded amortization of MSRs of $394.1 million, or an annual rate of 17.5%, during the quarter ended September 30, 2004 as compared to $666.4 million, or an annual rate of 34.5%, during the quarter ended September 30, 2003. The amortization rate of MSRs is dependent on the forecasted prepayment speeds at the beginning of the period. Mortgage rates at the beginning of the current quarter were higher than the year-ago period, and as a result, the forecasted prepayment speeds were lower in the current quarter. This resulted in a lower amortization rate in the quarter ended September 30, 2004 than in the quarter ended September 30, 2003. Partially offsetting the lower amortization rate was the higher MSR asset balance.

Recovery (Impairment) of Retained Interest and Servicing Hedge (Losses) Gains

      Recovery (impairment) of retained interests and Servicing Hedge (losses) gains are detailed below for the periods indicated:

	Quarter Ended
	September 30,

	2004	2003

	(In thousands)
(Impairment) recovery of retained interests:
MSRs	$(795,776)	$331,598
Other retained interests	162	13,879

	$(795,614)	$345,477

Servicing Hedge gains (losses) recorded in earnings	$590,967	$(114,854)

      The impairment of MSRs during the quarter ended September 30, 2004 resulted from a decrease in the estimated fair value of MSRs driven by a decrease in mortgage rates during the quarter. An increase in mortgage interest rates during the quarter ended September 30, 2003, resulted in recovery of previous MSR impairment of $331.6 million.

      During the quarter ended September 30, 2004, long-term Treasury and swap rates decreased, resulting in a Servicing Hedge gain of $591.0 million. During the quarter ended September 30, 2003, the Servicing Hedge generated a loss of $114.9 million as long-term Treasury and swap rates increased.

      The Servicing Hedge is intended to moderate the effect on earnings caused by changes in the estimated fair value of MSRs and other retained interests that generally result from changes in mortgage rates. Rising interest rates in the future will result in Servicing Hedge losses.

Net Insurance Premiums Earned

      The increase in net insurance premiums earned is primarily due to an increase in the ceded premium percentage in our mortgage reinsurance business, offset by a decrease in premiums earned on lender-placed casualty lines of businesses.

Commissions and Other Income

      Commissions and other income consisted of the following for the periods indicated:

	Quarter Ended
	September 30,

	2004	2003

	(In thousands)
Appraisal fees, net	$20,538	$18,417
Global Operations Segment processing fees	20,208	19,145
Credit report fees, net	18,652	16,695
Insurance agency commissions	14,959	13,578
Title services	11,449	14,090
Other	52,121	37,213

Total commissions and other income	$137,927	$119,138

Compensation Expenses

      Compensation expenses are summarized below for the periods indicated:

	Quarter Ended September 30, 2004

	Mortgage	Diversified	Corporate
	Banking	Businesses	Administration	Total

	(Dollar amounts in thousands)
Base salaries	$286,568	$84,809	$59,458	$430,835
Incentive bonus and commissions	382,815	47,753	20,192	450,760
Payroll taxes and benefits	77,372	17,508	11,593	106,473
Deferral of net loan origination costs	(125,558)	(12,126)	—	(137,684)

Total compensation expenses	$621,197	$137,944	$91,243	$850,384

Average workforce, including temporary staff	30,565	5,434	4,049	40,048

	Quarter Ended September 30, 2003

	Mortgage	Diversified	Corporate
	Banking	Businesses	Administration	Total

	(Dollar amounts in thousands)
Base salaries	$250,447	$66,075	$55,819	$372,341
Incentive bonus and commissions	312,845	43,298	16,872	373,015
Payroll taxes and benefits	69,785	10,455	10,100	90,340
Deferral of net loan origination costs	(106,944)	(5,622)	—	(112,566)

Total compensation expenses	$526,133	$114,206	$82,791	$723,130

Average workforce, including temporary staff	27,277	5,047	3,287	35,611

      Compensation expenses increased $127.3 million, or 18%, during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

      Compensation expenses in the Mortgage Banking Segment increased primarily due to growth in the loan production sales force. In the Loan Production Sector, compensation expenses increased $88.0 million, or 20%, as a result of a 17% increase in average staff, primarily the sales force, combined with incentive compensation tied to increased purchases and Home Equity volumes.

      Incremental direct costs associated with the origination of loans are deferred when incurred. When the related loan is sold, the costs deferred are included as a component of gain on sale. See “Note 2 — Summary of Significant Accounting Policies — Financial Statement Reclassifications” in our 2003 Annual Report for a further discussion of deferred origination costs.

      Compensation expenses increased in all other business segments and corporate areas, reflecting their growth and growth in the Company.

Occupancy and Other Office Expenses

      Occupancy and other office expenses for the quarter ended September 30, 2004 increased by $17.1 million, or 11%, primarily to accommodate personnel growth in the loan production operations.

Insurance Claim Expenses

      Insurance claim expenses were $106.7 million, or 55%, of net insurance premiums earned for the quarter ended September 30, 2004, as compared to $103.2 million, or 54%, of net insurance premiums earned for the quarter ended September 30, 2003. Balboa Life and Casualty’s loss ratio (including allocated loss adjustment expenses) increased from 56% for the quarter ended September 30, 2003 to 64% for the quarter ended September 30, 2004, due to higher hurricane-related losses. The provision for reinsurance claims expenses decreased $6.1 million from the quarter ended September 30, 2003. Reinsurance claims expenses are a function of expected remaining losses and premiums.

Other Operating Expenses

      Other operating expenses for the periods indicated are summarized below:

	Quarter Ended
	September 30,

	2004	2003

	(In thousands)
Marketing expense	$47,586	$26,743
Professional fees	32,416	36,619
Insurance commission expense	29,288	33,398
Travel and entertainment	22,286	16,603
Other	76,045	71,280
Deferral of loan origination costs	(17,884)	(19,864)

Total other operating expenses	$189,737	$164,779

      The increase in marketing expense is due to increased advertising during the current quarter.

Results of Operations Comparison — Nine Months Ended September 30, 2004 and 2003

Consolidated Earnings Performance

      Net earnings were $1,972.8 million during the nine months ended September 30, 2004, a 9% increase from the nine months ended September 30, 2003. The increase in our earnings was driven primarily by an increase in the profitability of our Banking Segment. In the Mortgage Banking Segment, improved financial performance of our MSRs was for the most part offset by a decline in the profitability of our Loan Production Sector. Although net earnings increased 9% from the year-ago period, earnings per share for the nine months ended September 30, 2004 decreased 2% to $3.19 as a result of an increase in the number of diluted shares.

      The decrease in the profitability of the Loan Production Sector resulted from lower Prime Mortgage Loan production and sales combined with a compression in margins, which were caused by generally higher mortgage interest rates, increased demand for lower-margin adjustable-rate mortgages, greater pricing competition and higher loan origination costs. Increased sales of higher-margin Subprime Mortgage and Home Equity Loans positively impacted Loan Production Sector pre-tax earnings, which were $2,402.7 million for the nine months ended September 30, 2004, a decrease of $1,104.2 million from the year-ago period.

      The pre-tax loss in the Loan Servicing Sector, which incorporates the performance of our MSRs and other retained interests, was $155.7 million, an improvement of $1,160.9 million from the year-ago period. This decline in pre-tax loss was primarily attributable to a decrease in the combined amount of amortization and impairment, net of Servicing Hedge gains, which totaled $1,875.5 million in the nine months ended September 30, 2004, compared to $2,815.4 million in the year-ago period.

      The Mortgage Banking Segment produced pre-tax earnings of $2,311.2 million for the nine months ended September 30, 2004, an increase of 2% from the nine months ended September 30, 2003.

      Our Diversified Businesses were significant contributors to the earnings performance in the nine months ended September 30, 2004. In particular, our Banking Segment increased its pre-tax earnings by $192.7 million from the year-ago period, driven primarily by growth in mortgage loans held by Treasury Bank. In total, Diversified Businesses contributed $878.9 million in pre-tax earnings for the nine months ended September 30, 2004, an increase of 36% from the year-ago period.

Operating Segment Results

      Pre-tax earnings by segment are summarized below:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Mortgage Banking:
Loan Production	$2,402,725	$3,506,943
Loan Servicing	(155,693)	(1,316,629)
Loan Closing Services	64,146	81,872

Total Mortgage Banking	2,311,178	2,272,186

Diversified Businesses:
Banking	387,862	195,127
Capital Markets	332,917	346,227
Insurance	130,152	92,373
Global Operations	31,225	13,694
Other	(3,259)	175

Total Diversified Businesses	878,897	647,596

Pre-tax earnings	$3,190,075	$2,919,782

      Mortgage loan production by segment and product is summarized below:

	Nine Months Ended
	September 30,

	2004	2003

	(In millions)
Segment:
Mortgage Banking	$232,993	$330,730
Capital Markets’ conduit acquisitions	14,034	17,568
Banking-Treasury Bank	20,664	10,246

	$267,691	$358,544

Product:
Prime Mortgage	$217,643	$332,501
Prime Home Equity	21,648	12,926
Subprime Mortgage	28,400	13,117

	$267,691	$358,544

Mortgage Banking Segment

      The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors.

Loan Production Sector

      The pre-tax earnings of the Loan Production Sector are summarized below:

	Nine Months Ended September 30,

	2004		2003

		Percentage of		Percentage of
		Loan Production		Loan Production
	Amount	Volume	Amount	Volume

	(Dollar amounts in thousands)
Revenues:
Prime Mortgage	$2,460,830		$4,844,124
Prime Home Equity	875,896		107,216
Subprime Mortgage	1,226,469		342,657

Total revenues	4,563,195	1.96%	5,293,997	1.60%

Expenses:
Compensation expenses	1,368,623	0.59%	1,162,150	0.35%
Other operating expenses	495,633	0.21%	349,675	0.11%
Allocated corporate expenses	296,214	0.13%	275,229	0.08%

Total expenses	2,160,470	0.93%	1,787,054	0.54%

Pre-tax earnings	$2,402,725	1.03%	$3,506,943	1.06%

      Decreased demand for residential mortgages from the historic levels experienced in the nine months ended September 30, 2003 resulted in lower production volume in the nine months ended September 30, 2004. The resulting decline in our production was partially offset by an increase in our market share from the year-ago period. Our mortgage loan production market share was 13% in the nine months ended September 30, 2004, up from 12% in the nine months ended September 30, 2003 (Source: Inside Mortgage Finance).

      Revenues declined over the year-ago period due primarily to a reduction in production and sales volume and margins of Prime Mortgage Loans. Sales of Prime Mortgage Loans were $200.5 billion in the current period compared to $297.7 billion in the year-ago period. Prime Mortgage Loan margins declined from the high levels realized in the nine months ended September 30, 2003. We attribute the decline in margins to increased price competition caused by the significant reduction in refinance activity, as well as to the shift in consumer preference towards adjustable rate mortgages, which generally carry lower margins than 30 year fixed rate mortgages. The decline in prime revenues was partially offset by increased production and sales of higher margin Subprime Mortgage and Prime Home Equity Loans. Combined sales of Subprime Mortgage and Prime Home Equity Loan products were $46.5 billion in the current nine month period compared to $5.3 billion in the year-ago period.

      Operating expenses increased, both in dollars and in proportion to loan volume, compared to the year-ago period due to a planned reduction in productivity to sustainable levels. In addition, expenses increased as we pursued our strategy to increase our market share of home purchase loans. Such expenses included compensation incentives tied to increased purchase and Prime Home Equity volumes and sales staff expansion, along with increased marketing campaigns.

      The following table shows total Mortgage Banking loan production volume by division:

	Nine Months Ended
	September 30,

	2004	2003

	(In millions)
Correspondent Lending Division	$99,062	$166,052
Consumer Markets Division	70,198	83,888
Wholesale Lending Division	52,845	75,349
Full Spectrum Lending, Inc.	10,888	5,441

	$232,993	$330,730

      Mortgage Banking loan production for the nine months ended September 30, 2004 decreased 30% in comparison to the year-ago period. Non-purchase loan production declined by 51%, while purchase production increased by 33%.

      The following table summarizes Mortgage Banking loan production by purpose and by interest rate type:

	Nine Months Ended
	September 30,

	2004	2003

	(In millions)
Purpose:
Purchase	$113,383	$85,213
Non-purchase	119,610	245,517

	$232,993	$330,730

Interest Rate Type:
Fixed Rate	$121,665	$282,834
Adjustable Rate	111,328	47,896

	$232,993	$330,730

      The volume of Mortgage Banking Prime Home Equity and Subprime Mortgage Loans produced (which is included in our total volume of loans produced) increased 107% during the current period from the prior period. Details are shown in the following table.

	Nine Months Ended
	September 30,

	2004	2003

	(Dollar amounts in
	millions)
Prime Home Equity Loans	$15,389	$8,842
Subprime Mortgage Loans	23,771	10,120

	$39,160	$18,962

Percent of total Mortgage Banking loan production	16.8%	5.7%

      Prime Home Equity and Subprime Mortgage Loans generally provide higher profit margins, and the demand for such loans is believed to be less interest-rate-sensitive than the demand for Prime Home Mortgage loans. Consequently, Management believes these loans will be a significant component of the sector’s future growth, in particular if mortgage rates continue to rise.

      During the nine months ended September 30, 2004, the Loan Production Sector operated at approximately 111% of planned operational capacity, compared to 124% during the year-ago period.

Loan Servicing Sector

      The following table summarizes the results for the Loan Servicing Sector:

	Nine Months Ended September 30,

	2004		2003

		Percentage of		Percentage of
		Average Servicing		Average Servicing
	Amount	Portfolio*	Amount	Portfolio*

	(Dollar amounts in thousands)
Revenues	$2,316,874	0.440%	$1,955,156	0.497%
Amortization	(1,377,728)	(0.262)%	(1,586,158)	(0.403)%
Impairment of retained interests	(612,132)	(0.116)%	(1,868,783)	(0.475)%
Operating expenses	(334,454)	(0.064)%	(270,153)	(0.069)%
Allocated corporate expenses	(56,678)	(0.011)%	(58,317)	(0.015)%
Interest expense, net	(205,887)	(0.039)%	(127,962)	(0.031)%
Servicing Hedge gains	114,312	0.022%	639,588	0.162%

Pre-tax loss	$(155,693)	(0.030)%	$(1,316,629)	(0.334)%

Average Servicing Portfolio	$701,562,000		$524,882,000

*	Annualized

      The pre-tax loss in the Loan Servicing Sector was $155.7 million during the recent period, an improvement of $1,160.9 million from the year-ago period. During the current period, mortgage rates were generally higher than in the year-ago period, which resulted in lower actual and projected prepayments. Such lower prepayments resulted in lower amortization and impairment. The combined amounts of amortization and impairment, net of the Servicing Hedge were $1,875.5 million and $2,815.4 million during the nine months ended September 30, 2004 and 2003, respectively.

      We increased our servicing portfolio to $786.0 billion at September 30, 2004, a 30% increase from September 30, 2003. At the same time, the overall weighted-average note rate of loans in our servicing portfolio declined from 6.1% to 5.9%.

Loan Closing Services Sector

      The LandSafe companies produced $64.1 million in pre-tax earnings, representing a decrease of 22% from the year-ago period. The decrease in LandSafe’s pre-tax earnings was primarily due to the decrease in our loan origination activity.

Diversified Businesses

      To leverage our mortgage banking platform, as well as to reduce the variability of earnings due to changes in mortgage interest rates, we have engaged in other financial services. These other businesses are grouped into the following segments: Banking, Capital Markets, Insurance, and Global Operations.

Banking Segment

      The Banking Segment achieved pre-tax earnings of $387.9 million during the nine months ended September 30, 2004, as compared to $195.1 million for the year-ago period. Following is the composition of pre-tax earnings by company:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Treasury Bank (“Bank”)	$346,895	$141,447
Countrywide Warehouse Lending (“CWL”)	51,489	63,442
Allocated corporate expenses	(10,522)	(9,762)

Pre-tax earnings	$387,862	$195,127

      The Bank’s revenues and expenses are summarized in the following table:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Interest income	$850,223	$312,977
Interest expense	405,230	144,185

Net interest income	444,993	168,792
Provision for loan losses	(29,438)	(6,650)

Net interest income after provision for loan losses	415,555	162,142
Non-interest income	50,509	48,569
Non-interest expense	(119,169)	(69,264)

Pre-tax earnings	$346,895	$141,447

      The components of the Bank’s net interest income are summarized below:

	Nine Months Ended September 30,

	2004		2003

	Dollars	Rate	Dollars	Rate

	(Dollar amounts in thousands)
Net interest income:
Yield on interest-earning assets:
Mortgage loans held for investment	$743,501	4.68%	$200,924	4.45%
Securities available for sale	87,197	3.99%	98,651	3.62%
Other	19,525	2.27%	13,402	1.63%

Total yield on interest-earning assets	850,223	4.49%	312,977	3.88%

Cost of interest-bearing liabilities:
Deposits	196,146	1.92%	77,504	1.51%
FHLB advances	204,220	2.96%	65,444	3.19%
Other	4,864	1.12%	1,237	1.18%

Total cost of interest-bearing liabilities	405,230	2.31%	144,185	1.97%

Net interest income	$444,993	2.36%	$168,792	2.10%

Efficiency ratio(1)	22%		29%
After-tax return on average assets	1.12%		1.06%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income.

      The increase in net interest income is primarily due to a $14.5 billion increase in average interest-earning assets, primarily mortgage loans, combined with an increase in net interest margin of 26 basis points. The margin increase was the result of a more favorable asset mix and lower loan and securities prepayments.

      The Banking Segment also includes the operation of CWL. CWL’s pre-tax earnings decreased by $12.0 million during the nine months ended September 30, 2004 in comparison to the year-ago period, primarily due to a 19% decline in average mortgage warehouse advances, which in turn resulted from a decline in the overall mortgage originations market.

Capital Markets Segment

      Our Capital Markets Segment achieved pre-tax earnings of $332.9 million for the nine months, a decrease of $13.3 million, or 4%, from the year-ago period. Total revenues were $551.9 million, an increase of $23.5 million, or 4% compared to the year-ago period.

      The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Revenues:
Conduit	$225,896	$224,905
Underwriting	224,272	125,470
Securities trading	89,554	153,096
Brokering	13,346	24,871
Other	(1,128)	64

Total revenues	551,940	528,406
Expenses:
Operating expenses	211,522	174,215
Allocated corporate expenses	7,501	7,964

Total expenses	219,023	182,179

Pre-tax earnings	$332,917	$346,227

      During the nine months ended September 30, 2004, the Capital Markets Segment generated revenues totaling $225.9 million from its conduit activities, which include brokering and managing the acquisition, sale or securitization of whole loans on behalf of CHL.

      Underwriting revenues increased $98.8 million over the year-ago period primarily as a result of increased sales of our subprime and home equity securities.

      Trading revenues declined 42% due to a decrease in the size of the overall mortgage market which resulted in a decline in mortgage securities trading volume and margins. Trading volumes declined 27% from the year-ago period, before giving effect to trading of U.S. Treasury securities. Including U.S. Treasury securities, the total securities volume traded increased 4% over the year-ago period. Effective January 15, 2004, CSC became a “Primary Dealer” and as such is an authorized counterparty with the Federal Reserve Bank of New York in its open market operations. The Treasury securities trading operation is still in its development stages and has not yet produced significant net revenues.

      The following table shows the composition of CSC securities trading volume, which includes intersegment trades with the mortgage banking operations, by instrument:

	Nine Months Ended
	September 30,

	2004	2003

	(In millions)
Mortgage-backed securities	$1,449,809	$2,155,409
U.S. Treasury securities	716,720	—
Asset-backed securities	138,092	30,123
Government agency debt	49,980	78,172
Other	12,211	10,606

Total securities trading volume(1)	$2,366,812	$2,274,310

(1)	Approximately 10% and 12% of the segment’s total securities trading volume was with CHL during the nine months ended September 30, 2004 and 2003, respectively.

Insurance Segment

      The Insurance Segment’s pre-tax earnings increased 41% over the year-ago period, to $130.2 million. The following table shows pre-tax earnings by business line:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Balboa Reinsurance Company	$96,567	$62,053
Balboa Life and Casualty Operations(1)	49,167	41,131
Allocated corporate expenses	(15,582)	(10,811)

Pre-tax earnings	$130,152	$92,373

(1)	Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

      The following table shows net insurance premiums earned for the carrier operations:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Balboa Reinsurance Company	$115,508	$91,828
Balboa Life and Casualty Operations	461,905	439,626

Total net insurance premiums earned	$577,413	$531,454

      Our mortgage reinsurance business produced $96.6 million in pre-tax earnings, an increase of 56% over the year-ago period, driven primarily by growth of 10% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts combined with an overall increase in the ceded premium percentage and a reduction in provision for insurance claim losses.

      Our Life and Casualty insurance business produced pre-tax earnings of $49.2 million, an increase of $8.0 million from the year-ago period. The growth in earnings was driven by a $22.3 million, or 5%, increase in net earned premiums during the nine months ended September 30, 2004 in comparison to the year-ago period. The growth in net earned premiums was primarily attributable to growth in voluntary homeowners insurance.

Global Operations Segment

      Global Operations pre-tax earnings totaled $31.2 million, an increase of $17.5 million in comparison to the year-ago period. The increase in earnings was due to growth in the portfolio of mortgage loans subserviced on behalf of Global Home Loans’ minority joint venture partner, Barclays Bank PLC, along with a $6.5 million software impairment in the nine months ended September 30, 2003, which did not recur in the current period.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities

      Gain on sale of loans and securities is summarized below for the periods indicated:

	Nine Months Ended September 30,

	2004			2003

		Gain on Sale			Gain on Sale

			As Percentage			As Percentage
	Loans Sold	Amount	of Loans Sold	Loans Sold	Dollars	of Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$200,483,749	$1,886,941	0.94%	$297,652,198	$4,344,067	1.46%
Subprime Mortgage Loans	27,738,488	1,060,860	3.82%	5,300,965	278,888	5.26%
Prime Home Equity Loans	18,737,801	556,451	2.97%	39,128	1,155	2.95%

Production Sector	246,960,038	3,504,252	1.42%	302,992,291	4,624,110	1.53%
Reperforming loans	2,395,139	116,019	4.84%	2,009,050	141,630	7.05%

	$249,355,177	3,620,271		$305,001,341	4,765,740

Capital Markets:
Conduit activities		197,614			200,107
Underwriting		174,782			96,439
Trading securities and other		(187,062)			(148,437)

		185,334			148,109
Other		19,205			23,498

		$3,824,810			$4,937,347

      Gain on sale of Prime Mortgage Loans decreased in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, due primarily to lower Prime Mortgage Loan production and sales combined with lower margins. This reduction in gain on sale revenues was partially offset by increased net interest income associated with Prime Mortgage Loans as a result of the increase in the average holding period of the inventory, which shifts revenue from gain on sale to interest income. The decline in margins from the high levels realized in the nine months ended September 30, 2003 was due to increased price competition as a result of lower demand for refinance mortgage loans, combined with a shift in consumer preference towards adjustable rate mortgages, which generally carry lower margins than thirty-year fixed-rate mortgages. Gain on sale of Prime Home Equity and Subprime Mortgage Loans increased in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, due primarily to increased sales of these loans, offset somewhat by lower margins on the Subprime Mortgage Loan sales. Inventory of these products had been accumulated during recent periods of high origination volume.

      Reperforming loans are reinstated loans that had previously defaulted and were repurchased from mortgage securities we issued. The note rate on these loans is typically higher than the current mortgage rate, and therefore, the margin on these loans is typically higher than margins on Prime Mortgage Loans. A change in Ginnie Mae rules related to the repurchase of defaulted loans from Ginnie Mae securities has resulted in fewer loans available for repurchase, which has contributed to a lower gain on sale related to these items.

      The increase in Capital Markets’ underwriting revenues was due to increased sales of our subprime and home equity securities combined with an increase in third-party underwriting business. Capital Markets’ revenues from its trading activities consist of gain on sale and interest income. The increase in the loss related to trading securities is due to a less robust market environment in the current period.

Net Interest Income

      Net interest income is summarized below for the periods indicated:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Net interest income (expense):
Mortgage Banking Segment loans and securities	$945,845	$551,989
Banking Segment loans and securities	481,468	222,792
Custodial balances	(95,084)	(185,114)
Servicing Sector interest expense	(254,561)	(181,798)
Capital Markets Segment securities portfolio	312,206	328,790
Reperforming loans	78,997	94,767
Home equity AAA asset-backed securities	45,904	73,599
Other	34,194	39,837

Net interest income	1,548,969	944,862
Provision for loan losses related to loans held for investment	(48,888)	(25,891)

Net interest income after provision for loan losses	$1,500,081	$918,971

      The increase in net interest income from Mortgage Banking loans and securities reflects an increase in the average inventory of mortgage loans during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Prime Home Equity Loans had been accumulated in prior periods resulting in a higher average inventory balance of such loans in the current period as compared to the year-ago period. In addition, the average holding period for loans increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Also contributing to the increase in net interest income is a decline in the overall borrowing rate as a result in a shift in the mix of debt to less expensive short-term debt.

      The increase in net interest income from the Banking Segment was primarily attributable to growth in mortgage loans in the Bank. Average assets in the Banking Segment increased to $28.8 billion during the nine months, an increase of $13.6 billion over the year-ago period. The average net spread earned increased to 2.24% during the nine months ended September 30, 2004 from 2.00% during the nine months ended September 30, 2003.

      Net interest expense from custodial balances decreased in the current period due to the decrease in loan payoffs from the year-ago period. We are obligated to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $220.2 million and $342.7 million in the nine months ended September 30, 2004 and 2003, respectively.

      Interest expense allocated to the Loan Servicing Sector increased due to an increase in total Servicing Sector assets.

      The decrease in net interest income from the Capital Markets securities portfolio is attributable to a decrease in the average net spread earned from 1.44% in the nine months ended September 30, 2003 to 1.00% in the nine months ended September 30, 2004, partially offset by an increase of 30% in the average inventory of securities held.

      Reperforming loans are reinstated loans that had previously defaulted and were repurchased from mortgage securities we issued. Such loans are subsequently securitized and resold. The decrease in interest income related to this activity is a result of a decrease in the average balance of such loans held.

Loan Servicing Fees and Other Income from Retained Interests

      Loan servicing fees and other income from retained interests are summarized below for the periods indicated:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Servicing fees, net of guarantee fees	$1,722,152	$1,394,481
Income from other retained interests	279,972	307,624
Late charges	130,948	109,855
Prepayment penalties	119,281	133,397
Global Operations Segment subservicing fees	79,209	66,112
Ancillary fees	40,791	48,945

Total loan servicing fees and other income from retained interests	$2,372,353	$2,060,414

      The increase in servicing fees, net of guarantee fees, was principally due to a 34% increase in the average servicing portfolio, partially offset by a reduction in the overall annualized net service fee earned from 0.35% of the average portfolio balance during the nine months ended September 30, 2003 to 0.33% during the nine months ended September 30, 2004. The reduction in the overall net service fee was largely due to the Company entering agreements with certain of its loan investors whereby it agreed to reduce its contractual servicing fee rate. The resulting excess yield has been securitized and sold or is recorded on the balance sheet as trading securities.

      The decrease in income from other retained interests was due primarily to a decrease in the average effective yield of these investments from 26% in the nine months ended September 30, 2003 to 24% in the nine months ended September 30, 2004. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of nonconforming mortgage loans, particularly Subprime and Home Equity Loans.

      The increase in subservicing fees earned in the Global Operations Segment was primarily due to growth in the portfolio subserviced. The Global Operations subservicing portfolio was $110 billion and $98 billion at September 30, 2004 and 2003, respectively.

Amortization of Mortgage Servicing Rights

      We recorded amortization of MSRs of $1,377.7 million, or an annual rate of 21.4%, during the nine months ended September 30, 2004 as compared to $1,586.2 million, or an annual rate of 27.4%, during the nine months ended September 30, 2003. The reduction in the amortization rate reflects the increase in the estimated life of the servicing portfolio, which is attributable to comparatively higher interest rates during the current period.

Impairment of Retained Interest and Servicing Hedge Gains

      Impairment of retained interests and Servicing Hedge gains are detailed below for the periods indicated:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Impairment of retained interests:
MSRs	$340,455	$1,762,830
Other retained interests	271,677	105,953

	$612,132	$1,868,783

Servicing Hedge gains recorded in earnings	$114,312	$639,588

      The impairment of MSRs during the nine months ended September 30, 2004 resulted from a decrease in the estimated fair value of MSRs driven by a slight decrease in mortgage rates during the period. In the nine months ended September 30, 2004, we recognized impairment of other retained interests, primarily as a result of a decline in the value of subprime securities. The collateral underlying certain of these residuals is fixed-rate while the pass-through rate is floating. An increase in projected short-term interest rates during the current period resulted in a compression of the spread on such residuals, which resulted in a decline in their value. Impairment of MSRs during the nine months ended September 30, 2003 resulted from a reduction in the estimated fair value of MSRs, primarily driven by the decline in mortgage rates during much of the period.

      During the nine months ended September 30, 2004, long-term Treasury and swap rates decreased, resulting in a Servicing Hedge gain of $114.3 million. During the nine months ended September 30, 2003, the Servicing Hedge generated a gain of $639.6 million, as long-term Treasury and swap rates generally decreased.

Net Insurance Premiums Earned

      The increase in net insurance premiums earned is primarily due to an increase in premiums earned on lender-placed and voluntary lines of businesses combined with an increase in reinsurance premiums.

Commissions and Other Income

      Commissions and other income consisted of the following for the periods indicated:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Global Operations Segment processing fees	$59,717	$56,667
Appraisal fees, net	53,975	53,510
Credit report fees, net	53,904	56,139
Insurance agency commissions	46,932	39,990
Title services	34,203	38,817
Other	137,366	116,750

Total commissions and other income	$386,097	$361,873

Compensation Expenses

      Compensation expenses are summarized below for the periods indicated:

	Nine Months Ended September 30, 2004

	Mortgage	Diversified	Corporate
	Banking	Businesses	Administration	Total

	(Dollar amounts in thousands)
Base salaries	$772,260	$231,157	$169,165	$1,172,582
Incentive bonus and commissions	989,073	141,591	62,558	1,193,222
Payroll taxes and benefits	249,899	47,605	49,813	347,317
Deferral of loan origination costs	(383,892)	(28,091)	—	(411,983)

Total compensation expenses	$1,627,340	$392,262	$281,536	$2,301,138

Average workforce, including temporary staff	28,686	5,245	3,719	37,650

	Nine Months Ended September 30, 2003

	Mortgage	Diversified	Corporate
	Banking	Businesses	Administration	Total

	(Dollar amounts in thousands)
Base salaries	$677,585	$190,135	$149,892	$1,017,612
Incentive bonus and commissions	817,512	127,372	39,698	984,582
Payroll taxes and benefits	202,948	32,712	32,416	268,076
Deferral of loan origination costs	(299,220)	(15,291)	—	(314,511)

Total compensation expenses	$1,398,825	$334,928	$222,006	$1,955,759

Average workforce, including temporary staff	25,260	4,966	3,067	33,293

      Compensation expenses increased $345.4 million, or 18%, during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      Compensation expenses in the Mortgage Banking Segment increased primarily due to growth in the loan production sales force. In the Loan Production Sector, compensation expenses increased $206.5 million, or 18%, as a result of an 18% increase in average staff, primarily the sales force. In the Loan Servicing Sector, compensation expense rose $24.5 million, or 14%, increase in the number of loans serviced.

      Compensation expenses increased in all other business segments and corporate areas, reflecting their growth and growth in the Company.

Occupancy and Other Office Expenses

      Occupancy and other office expenses for the nine months ended September 30, 2004 increased by $78.7 million, or 18%, primarily to accommodate personnel growth in the loan production operations, which accounted for 98% of the increase.

Insurance Claim Expenses

      Insurance claim expenses were $275.1 million, or 48% of net insurance premiums earned, for the nine months ended September 30, 2004, as compared to $277.1 million, or 52% of net insurance premiums earned, for the nine months ended September 30, 2003. Balboa Life and Casualty’s loss ratio (including allocated loss adjustment expenses) was 56% for the nine months ended September 30, 2003 and 2004, due to lower claims experience in both voluntary homeowners’ and lender-placed insurance lines offset by increased losses related to hurricanes. The provision for reinsurance claims expenses decreased $9.1 million from the nine months ended September 30, 2003. Reinsurance claims expenses are a function of expected remaining losses and premiums.

Other Operating Expenses

      Other operating expenses for the periods indicated are summarized below:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Marketing expense	$121,381	$73,535
Insurance commission expense	92,652	95,275
Professional fees	75,969	71,763
Travel and entertainment	58,817	45,691
Insurance	38,362	27,636
Other	175,327	154,779
Deferral of loan origination costs	(51,129)	(55,367)

Total other operating expenses	$511,379	$413,312

      The increase in marketing expenses is due to increased advertising during the current period.

      Insurance expense increased due to an increase in mortgage insurance related to the growth in the Bank’s loan portfolio.

Quantitative and Qualitative Disclosure About Market Risk

      The primary market risk we face is interest rate risk. From an enterprise perspective, we manage this risk through the natural counterbalance of our loan production and servicing businesses. We also use various financial instruments, including derivatives, to manage the interest rate risk related specifically to our Committed Pipeline, Mortgage Loan Inventory and Mortgage-Backed Securities held for sale, MSRs and other retained interests, and trading securities, as well as a portion of our debt. The overall objective of our interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.

Impact of Changes in Interest Rates on the Net Value of the Company’s Interest Rate — Sensitive Financial Instruments

      We perform various sensitivity analyses that quantify the net financial impact of changes in interest rates on our interest rate-sensitive assets, liabilities and commitments. These analyses incorporate assumed changes in the interest rate environment, including selected hypothetical (instantaneous) parallel shifts in the yield curve. Utilizing these analyses, the following table summarizes the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of September 30, 2004, given several hypothetical (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value

Change in Interest Rates (basis points)	-100	-50	+50	+100

	(In millions)
MSRs and other financial instruments:
MSRs and other retained interests	$(2,957)	$(1,495)	$1,258	$2,158
Impact of Servicing Hedge:
Swap-based	1,595	578	(315)	(442)
Treasury-based	1,385	545	(219)	(338)

MSRs and other retained interests, net	23	(372)	724	1,378

	Change in Fair Value

Change in Interest Rates (basis points)	-100	-50	+50	+100

	(In millions)
Committed Pipeline	106	117	(238)	(548)
Mortgage Loan Inventory	567	388	(532)	(1,166)
Impact of associated derivative instruments:
Mortgage-based	(795)	(530)	762	1,765
Treasury-based	151	54	(14)	(16)
Eurodollar-based	(40)	(37)	86	177

Committed pipeline and mortgage loan inventory, net	(11)	(8)	64	212

Treasury Bank:
Securities portfolio	42	26	(34)	(71)
Mortgage loans	411	223	(251)	(514)
Deposit liabilities	(184)	(93)	95	190
FHLB advances	(213)	(103)	96	187

	56	53	(94)	(208)

Notes payable and capital securities	(518)	(259)	258	511
Impact of associated derivative instruments:
Swap-based	124	61	(60)	(120)

Notes payable and capital securities, net	(394)	(198)	198	391

Insurance company investment portfolios	41	21	(23)	(47)

Net change in fair value related to MSRs and financial instruments	$(285)	$(504)	$869	$1,726

Net change in fair value related to broker-dealer trading securities	$(20)	$(8)	$(3)	$(15)

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

      These sensitivity analyses are limited in that they were performed at a particular point in time; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that result from changes in interest rates. In addition, not all of the changes in fair value would impact current period earnings. For example, MSRs are carried at the lower of cost or market, which is determined by interest rate stratum. Therefore, absent hedge accounting, changes in the value of the MSRs above the cost basis of each stratum would not impact current period earnings. The total impairment reserve was $1.2 billion at September 30, 2004. For the above reasons, the preceding estimates should not be viewed as an earnings forecast.

Foreign Currency Risk

      From time to time, we issue medium-term notes denominated in a foreign currency. We manage the foreign currency risk associated with these medium-term notes through currency swap transactions. The terms of the currency swaps effectively translate the foreign currency-denominated medium-term notes into U.S. dollar obligations, thereby eliminating the associated foreign currency risk. As a result, potential changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.

Credit Risk

Securitization

      Substantially all mortgage loans we produce are securitized and sold into the secondary mortgage market. As described in our 2003 Annual Report, the degree to which credit risk on the underlying loans is transferred through the securitization process depends on the structure of the securitization. Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity Loans and Subprime Mortgage Loans generally are securitized with limited recourse for credit losses.

      Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. These amounts at September 30, 2004 are as follows:

September 30,
2004

(In thousands)
Subordinated Interests:
Subprime residual securities	$592,171
Prime home equity residual securities	532,313
Prime home equity transferor’s interests	213,272
Nonconforming residual securities	36,255
Subordinated mortgage-backed pass-through securities	2,385

$1,376,396

Corporate guarantees in excess of recorded reserves	$225,212

      The carrying value of the residual securities is net of expected future credit losses.

      Related to all of our outstanding securities, total credit losses we incurred during the periods indicated are summarized as follows:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Subprime securitizations with retained residual interest	$33,444	$33,863
Repurchased or indemnified loans	31,430	25,399
Prime home equity securitizations with retained residual interest	20,035	11,629
Subprime securitizations with corporate guarantee	15,777	12,472
Prime home equity securitizations with corporate guarantee	6,088	1,465
VA losses in excess of VA guarantee	1,195	1,964

	$107,969	$86,792

Mortgage Reinsurance

      We provide mortgage reinsurance on mortgage loans included in our servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, we absorb mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a cap, in exchange for a portion of the pool’s mortgage insurance premium. As of September 30, 2004, approximately $70.8 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At September 30, 2004, the maximum aggregate losses under the reinsurance contracts were $369 million. We are required to pledge securities to cover this potential liability. For the nine months ended September 30, 2004, we did not experience any losses under our reinsurance contracts.

Mortgage Loans Held for Sale

      At September 30, 2004, mortgage loans held for sale amounted to $20.8 billion. While the loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

Portfolio Lending Activities

      We have a growing portfolio of mortgage loans held for investment, consisting primarily of Prime Mortgage and Prime Home Equity Loans, which amounted to $30.4 billion at September 30, 2004. This portfolio is held primarily at the bank. A portion of the Prime Home Equity Loans held in the bank is covered by a pool insurance policy that provides partial protection against credit losses. Otherwise, we generally retain full credit exposure on these loans.

      We also provide short-term, secured mortgage loan warehouse advances to various lending institutions, which totaled $3.2 billion at September 30, 2004. We incurred no credit losses related to this activity in the nine months ended September 30, 2004.

      Our allowance for credit losses related to loans held for investment amounted to $107.8 million at September 30, 2004.

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

      The aggregate amount of counterparty credit exposure at September 30, 2004, before and after collateral held by us, was as follows:

September 30, 2004

(In millions)
Aggregate credit exposure before collateral held	$1,077
Less: collateral held	839

Net aggregate unsecured credit exposure	$238

      For the nine months ended September 30, 2004, the Company incurred no credit losses due to the non-performance of any of its counterparties.

Loan Servicing

      The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans and securities held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated:

	Nine Months Ended
	September 30,

	2004	2003

	(In millions)
Summary of changes in the servicing portfolio:
Beginning owned servicing portfolio	$630,451	$441,267
Add: Loan production	267,691	358,544
Purchased MSRs	25,709	3,900
Less: Runoff(1)	(155,720)	(209,042)

Ending owned servicing portfolio	768,131	594,669
Subservicing portfolio	17,861	11,426

Total servicing portfolio	$785,992	$606,095

	September 30,

	2004	2003

	(Dollars in millions)
Composition of owned servicing portfolio at period-end:
Conventional mortgage	$605,849	$486,317
FHA-insured mortgage	40,815	43,703
VA-guaranteed mortgage	13,281	13,928
Subprime Mortgage	68,774	30,383
Prime Home Equity	39,412	20,338

Total owned servicing portfolio	$768,131	$594,669

Delinquent mortgage loans(2):
30 days	2.29%	2.23%
60 days	0.67%	0.72%
90 days or more	0.77%	0.86%

Total delinquent mortgage	3.73%	3.81%

Loans pending foreclosure(2)	0.35%	0.45%

Delinquent mortgage loans(2):
Conventional	2.22%	2.10%
Government	12.84%	12.57%
Subprime Mortgage	11.06%	12.57%
Prime Home Equity	0.71%	0.72%
Total delinquent mortgage	3.73%	3.81%
Loans pending foreclosure(2):
Conventional	0.16%	0.21%
Government	1.12%	1.23%
Subprime Mortgage	1.59%	2.63%
Prime Home Equity	0.03%	0.04%
Total loans pending foreclosure	0.35%	0.45%

(1)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).

(2)	Excludes subserviced loans and loans purchased at a discount due to their non-performing status and is expressed as a percentage of total number of loans serviced.

      We attribute the overall decline in delinquencies in our servicing portfolio primarily to the relative overall increase in the number of loans in the conventional and Prime Home Equity portfolios, which carry lower delinquency rates than the government and subprime portfolios. Also contributing to the decline in the overall delinquency rate is a reduction in the delinquency rate of our subprime portfolio. We believe the delinquency rates in our servicing portfolio are consistent with industry experience for similar mortgage loan portfolios.

Liquidity and Capital Resources

      We regularly forecast our potential funding needs over short and long-term horizons, taking into account debt maturities and potential peak balance sheet levels. Available reliable sources of liquidity are appropriately sized to meet potential future financing requirements. We currently have $65.9 billion in reliable sources of short-term liquidity, which represents an increase of $13.4 billion from December 31, 2003. We believe we have adequate financing capability to meet our current needs.

      Our regulatory capital ratios were as follows as of the dates indicated:

		September 30, 2004		December 31, 2003
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

		(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	8.1%	$10,041,971	8.3%	$8,082,963
Risk-Based Capital
Tier 1	6.0%	13.5%	$10,041,971	12.8%	$8,082,963
Total	10.0%	14.3%	$10,632,104	13.7%	$8,609,996

(1)	Minimum required to qualify as “well-capitalized.”

Cash Flow

      Cash flow provided by operating activities was $4.2 billion for the nine months ended September 30, 2004 compared to net cash used in operating activities of $8.5 billion for the nine months ended September 30, 2003. The increase in cash flow from operations for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to a $17.8 billion net decrease in cash used to fund Mortgage Loan Inventory.

      Net cash used by investing activities was $5.9 billion for the nine months ended September 30, 2004, compared to $22.5 billion for the nine months ended September 30, 2003. The decrease in net cash used in investing activities was primarily attributable to a $9.9 billion decrease in cash used to fund available-for-sale securities, combined with a $4.1 billion decrease in cash used to fund loans held for investment.

      Net cash provided by financing activities for the nine months ended September 30, 2004 totaled $1.7 billion, compared to $30.9 billion for the nine months ended September 30, 2003. The decrease in cash provided by financing activities was comprised of a $33.6 billion net decrease in short-term (primarily secured) borrowings, offset by a $3.4 billion increase in deposit liabilities and a $1.4 billion net increase in long-term debt.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

      In the ordinary course of our business we engage in financial transactions that are not recorded on our balance sheet. (See Note 2 — “Summary of Significant Accounting Policies” in the 2003 Annual Report for a

description of our consolidation policy.) Such transactions are structured to manage our interest rate, credit or liquidity risks, diversify funding sources or to optimize our capital.

      Substantially all of our off-balance sheet arrangements relate to the securitization of mortgage loans. In accordance with Statement of Financial Accounting Standards No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” our mortgage loan securitizations are normally structured as sales, and involve the transfer of the mortgage loans to “qualifying special-purpose entities” that are not subject to consolidation. In a securitization, an entity transferring the assets is able to convert those assets into cash. Special-purpose entities used in such securitizations obtain cash to acquire the assets by issuing securities to investors. In a securitization, we customarily provide representations and warranties with respect to the mortgage loans transferred. In addition, we generally retain the right to service the transferred mortgage loans. In some cases, we retain limited exposure to credit risk.

      We also generally have the right to repurchase mortgage loans from the special-purpose entity if the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans exceeds the revenues we earn.

      Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Subprime Mortgage Loans generally are securitized with limited recourse for credit losses. During the nine months ended September 30, 2004, we securitized $44.3 billion in Subprime Mortgages and Prime Home Equity Loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees, less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk.”

      We do not believe that any of our off-balance sheet arrangements have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

      The following table summarizes our significant contractual obligations at September 30, 2004, with the exception of short-term borrowing arrangements and pension and post-retirement benefit plans:

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Obligations:
Notes payable	$6,188,985	$17,690,713	$8,981,235	$4,306,000	$37,166,933
Time deposits	$2,850,403	$2,596,915	$2,329,209	$529,660	$8,306,187
Operating leases	$112,750	$180,710	$96,853	$13,285	$403,598
Purchase obligations	$164,662	$24,752	$4,913	$—	$194,327

      As of September 30, 2004, the Company had undisbursed home equity lines of credit and construction loan commitments of $5.1 billion and $559.3 million, respectively. As of September 30, 2004, outstanding interest rate lock commitments related to mortgage loan applications in process totaled $33.6 billion.

Prospective Trends

      Total United States mortgage originations were estimated at approximately $3.8 trillion for 2003. Forecasters estimate the market for 2004 will be between $2.6 and $2.7 trillion; a significant reduction from 2003’s record level but still very high by historical standards. These markets have been driven largely by historically low interest rates, which have triggered an unprecedented wave of refinancing activity, in addition to supporting a strong housing market. This market environment has been very favorable for us overall. During this period, we have generated record earnings, significantly increased our market share, and grown our servicing portfolio to almost $800 billion as of September 30, 2004. This market environment also has been very beneficial for our nonmortgage banking businesses, in particular Capital Markets.

      Looking forward, absent a significant further drop in interest rates, we expect the level of mortgage originations to decline, driven largely by a reduction in refinances. Forecasters estimate the market in 2005 will be between $2.0 and $2.5 trillion. This will likely result in a reduction in near-term profits from our loan production activities, although we would expect increased profitability from our investment in MSRs, which has generated significant losses during this period of low interest rates as a result of high levels of prepayments. Our Capital Markets business will be negatively impacted by a significant drop in mortgage market activity. Our Bank should be able to continue its growth, although its net interest margins may be impacted over time due to increased pricing competition in the mortgage market.

      According to the trade publication Inside Mortgage Finance, the top five originators produced 47.1% of all loans originated during the first nine months of calendar year 2004, as compared to 46.4% for the nine months ended December 31, 2003. Following is a comparison of market share for the top five originators, according to Inside Mortgage Finance:

	Nine Months Ended	Nine Months Ended
Institution	September 30, 2004	December 31, 2003

Countrywide	13.2%	11.5%
Wells Fargo Home Mortgage	11.3%	12.7%
Washington Mutual	9.6%	11.3%
Chase Home Finance	7.6%	7.7%
Bank of America Mortgage	5.4%	3.2%

Total for Top Five	47.1%	46.4%

      We believe the consolidation trend that has been underway in the mortgage industry for several years will continue, as market forces will continue to drive out weak competitors. We believe Countrywide will benefit from this trend through increased market share and more rational pricing competition.

      Compared to Countrywide, the other industry leaders are less reliant on the secondary mortgage market as an outlet for adjustable rate mortgages, due to their greater portfolio lending capacity. This could place us at a competitive disadvantage in the future if the current higher demand for adjustable rate mortgages continues, the secondary mortgage market does not continue to provide a competitive outlet for these loans, and we are unable to develop an adequate portfolio lending capacity.

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

Implementation of New Accounting Standards

      In March 2004, the Emerging Issues Task Force of the FASB reached consensus opinions regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. The consensus opinions, detailed in Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impair-

ment and its Application to Certain Investments,” add to the Company’s impairment assessment requirements detailed in Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.” The Company has included the new disclosure requirements in its 2003 Annual Report and in this Quarterly Report. Adoption of the new measurement requirements has been delayed by the FASB pending reconsideration of implementation guidance relating to debt securities that are impaired solely due to interest rates and/or sector spreads. The implementation of these consensuses is not expected to have a significant impact on the Company’s financial condition or earnings.

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

      Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	Changes in general business, economic, and political conditions

•	Ineffective management of the volatility inherent in the mortgage banking business

•	Competition within the financial services industry

•	Significant changes in regulation governing our business

•	Incomplete or inaccurate information provided by customers and counterparties

•	A decline in U.S. housing prices or the level of activity in the U.S. housing market

•	The loss of investment-grade credit ratings, which may result in an increased cost of debt or loss of access to corporate debt markets

•	A reduction in the availability of secondary markets for mortgage loan products

•	A reduction in government support of homeownership

•	A change in our relationship with housing-related government agencies and Government-Sponsored Entities (GSEs)

•	Changes in regulations or other events that impact the business, operation or prospects of GSEs

•	Ineffective hedging activities

•	Competition within each business segment

•	Natural disasters, events, or circumstances that affect the level of claims in the insurance segment

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

      In response to this Item, the information set forth on pages 59 to 61 of this Form 10-Q is incorporated herein by reference.

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

      There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      The following table shows Company repurchases of its common stock for each calendar month during the nine months ended September 30, 2004.

Total Number of
			Shares Purchased	Maximum Number of
	Total Number		as Part of Publicly	Shares That May Yet Be
	of Shares	Average Price Paid	Announced Plan	Purchased Under the
Calendar Month	Purchased(1)(2)	per Share(2)	or Program(1)	Plan or Program(1)

January	3,051	$47.96	n/a	n/a
February	—	—	n/a	n/a
March	4,754	$61.29	n/a	n/a
April	14,123	$57.23	n/a	n/a
May	—	—	n/a	n/a
June	—	—	n/a	n/a
July	—	—	n/a	n/a
August	—	—	n/a	n/a
September	—	—	n/a	n/a

Total	21,928	$56.75	n/a	n/a

(1)	The Company has no publicly announced plans or programs to repurchase its stock. The shares indicated in this table represent only the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2)	The shares purchased and the price paid per share have not been adjusted for stock splits.

Item 4.	Submission of Matters to a Vote of Security Holders

      On August 17, 2004, a Special Meeting of Stockholders of the Company was held. The agenda item for that meeting was approval of an amendment to the Company’s Restated Certificate of Incorporation increasing the number of authorized shares of the Company’s Common Stock from 500,000,000 to 1,000,000,000. The vote of the Company’s Common Stock with respect to that agenda item was:

Votes For:	238,167,770
Votes Against:	7,517,491
Abstentions:	1,325,229
Broker Non-Votes:	-0-

Item 6.	Exhibits

3.12		Restated Certificate of Incorporation of the Company.

4	.47*	Form of Medium-Term Notes, Series M (fixed-rate) of CHL (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-114270, 333-114270-01, 333-114270-02, 333-114270-03) filed with the SEC on April 7, 2004).

4	.48*	Form of Medium-Term Notes, Series M (floating-rate) of CHL (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-114270, 333-114270-01, 333-114270-02, 333-114270-03) filed with the SEC on April 7, 2004).

4.49		Supplemental Note Deed Poll, dated April 23, 2004, modifying the terms of a Note Deed Poll, dated October 11, 2001, by CHL in favor of each person who is from time to time an Australian Dollar denominated Noteholder.

†10	.104*	Employment Agreement dated September 2, 2004 by and between the Company and Angelo R. Mozilo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 8, 2004).

†10	.105	Form of the Company’s Performance Based Restricted Stock Agreement.

†10	.106	Form of the Company’s Performance Vested Non-Qualified Stock Option Agreement.

†10	.107	Form of the Company’s Performance Vested Incentive Stock Option Agreement.

12.1		Computation of the Ratio of Earnings to Fixed Charges.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

†	Constitutes a management contract or compensatory plan or arrangement

*	is incorporated by reference

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUNTRYWIDE FINANCIAL CORPORATION
(Registrant)

Date: November 5, 2004	/s/ STANFORD L. KURLAND Stanford L. Kurland President and Chief Operating Officer

Date: November 5, 2004	/s/ THOMAS K. MCLAUGHLIN Thomas K. Mclaughlin Executive Managing Director and Chief Financial Officer