Form 10-K
period 2004-12-31
COUNTRYWIDE FINANCIAL CORP
filed 2005-03-15
CIK 25191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark
One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Based on the closing price for shares of Common Stock as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates was $19,596,110,016. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.
      As of March 8, 2005, there were 584,449,297 shares of Countrywide Financial Corporation Common Stock, $0.05 par value, outstanding.

PART I

Item 1.	Business
Overview
      Countrywide Financial Corporation is a diversified financial services holding company engaged primarily in residential mortgage banking and related businesses.
      We manage our business through five operating segments — Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations. We primarily conduct the following operations in these segments:

•	Mortgage Banking — We originate, purchase, securitize and service mortgage loans nationwide.

•	Banking — We operate a federally-chartered bank that primarily invests in mortgage loans and home equity lines of credit primarily sourced through our mortgage banking operation. We also provide short-term secured financing to mortgage lenders through a non-depository lending company.

•	Capital Markets — We operate an institutional broker-dealer that primarily specializes in trading and underwriting mortgage-backed securities. We also manage within this segment the acquisition and disposition of mortgage loans on behalf of Countrywide Home Loans, our primary Mortgage Banking subsidiary.

•	Insurance — We offer property, casualty, life and credit insurance as an underwriter and as an independent agent. We also provide reinsurance coverage to primary mortgage insurers.

•	Global Operations — We provide mortgage loan application processing and mortgage loan servicing on behalf of a financial institution in the United Kingdom through a majority-owned joint venture with that institution.
      Mortgage banking continues to be our core business, generating 65% of our pre-tax earnings in 2004. Our other segments generated the following percentages of our pre-tax earnings in 2004: Banking — 16%; Capital Markets — 13%; Insurance — 5%; and Global Operations — 1%. We have pursued diversification in recent years to capitalize on meaningful opportunities that leverage our core mortgage banking business and to provide sources of earnings that are less cyclical than the mortgage banking business. For financial information about our segments, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Segment Results” section and “Note 24 — Segments and Related Information” in the financial statement section of this Report.
      As used in this Report, references to “we,” “our,” “the Company” or “Countrywide” refer to Countrywide Financial Corporation and its consolidated subsidiaries, unless otherwise indicated.
Available Information
      We have a Web site located at www.countrywide.com and make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form  8-K and all exhibits and amendments to these reports available, free of charge, on that Web site, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our Corporate Governance Guidelines, our Code of Business Ethics, and the charters of the committees of our Board of Directors are also available on our Web site and available in print upon request.
Loan Production
      We produce our residential mortgage loans within the Mortgage Banking, Banking and Capital Markets segments.

Types of Loans
      We originate and purchase residential mortgage loans that generally fall into one of the following three categories:

•	Prime Mortgage Loans — These are prime credit quality first-lien mortgage loans secured by single- (one-to-four) family residences.

•	Prime Home Equity Loans — These are prime credit quality second-lien mortgage loans, including home equity lines of credit, secured by single- (one-to-four) family residences.

•	Subprime Mortgage Loans (“Nonprime Mortgage Loans” or “Nonprime Lending”) — These are first- and second-lien mortgage loans secured by single- (one-to-four) family residences, made to individuals with credit profiles that do not qualify them for a prime loan.
      The majority of our loan production consists of Prime Mortgage Loans. Prime Mortgage Loans include conventional mortgage loans, loans insured by the Federal Housing Administration (“FHA”) and loans guaranteed by the Veterans Administration (“VA”). A significant portion of the conventional loans qualify for inclusion in guaranteed mortgage securities backed by Fannie Mae or Freddie Mac (“conforming loans”). Some of the conventional loans we produce either have an original loan amount in excess of the Fannie Mae and Freddie Mac loan limit for one-family loans ($359,650 for 2004) or otherwise do not meet Fannie Mae or Freddie Mac guidelines. In certain tables and elsewhere in this Report, FHA and VA loans may be referred to, both individually and separately as Government Loans.
      The following table summarizes our loan production by business segment and by loan type:

	Mortgage Loan Production

				Ten Months
	Years Ended December 31,			Ended	Year Ended
				December 31,	February 28,
	2004	2003	2002	2001	2001

	(In millions)
By Segment:
Mortgage Banking	$317,811	$398,310	$242,437	$121,002	$67,071
Capital Markets	18,079	22,200	8,659	2,967	1,852
Banking — Treasury Bank	27,116	14,354	805	—	—

Total Mortgage Loans	$363,006	$434,864	$251,901	$123,969	$68,923

By Loan Type:
Prime Mortgage Loans	$292,672	$396,934	$230,830	$112,750	$58,903
Nonprime Mortgage Loans	39,441	19,827	9,421	5,580	5,360
Prime Home Equity Loans	30,893	18,103	11,650	5,639	4,660

Total Mortgage Loans	$363,006	$434,864	$251,901	$123,969	$68,923

      For additional loan production statistics, see the section in this Report entitled “Business — Loan Production Tables.”
Mortgage Banking Segment
      Our Mortgage Banking Segment produces mortgage loans through a variety of channels on a national scale. Nearly all of the mortgage loans we produce in this segment are sold into the secondary mortgage market, primarily in the form of mortgage-backed securities. We generally perform the ongoing servicing functions related to the mortgage loans that we produce. We also provide various loan closing services such as title, escrow and appraisal. We group these activities into three business sectors — Loan Production, Loan Servicing and Loan Closing Services. See the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality” for a discussion of the effect of seasonality on our business.

Loan Production Sector
      We produce mortgage loans through four divisions of Countrywide Home Loans — Consumer Markets, Wholesale Lending, Correspondent Lending and Full Spectrum Lending. Full Spectrum Lending was a subsidiary until it was merged into Countrywide Home Loans at the end of 2004.
      The following table summarizes our Mortgage Banking loan production by division:

	Mortgage Loan Production

				Ten Months
	Years Ended December 31,			Ended	Year Ended
				December 31,	February 28,
	2004	2003	2002	2001	2001

	(In millions)
Correspondent Lending	$133,588	$194,948	$109,474	$42,502	$26,549
Consumer Markets	95,619	104,216	62,189	37,357	18,925
Wholesale Lending	72,848	91,211	67,188	39,312	19,941
Full Spectrum Lending	15,756	7,935	3,586	1,831	1,656

Total Loans	$317,811	$398,310	$242,437	$121,002	$67,071

      For additional production statistics, see the section in this Report entitled “Business — Loan Production Tables.”

Consumer Markets Division
      Our Consumer Markets Division originates mortgage loans through four major business channels: the Branch Network channel, the Business-to-Consumer channel, the Business-to-Business channel and the Strategic Business Development channel.
      The Branch Network channel originates mortgage loans primarily through relationships with real estate agents and builders. As of December 31, 2004, this network consisted of 577 branch offices in 49 states and the District of Columbia.
      The Business-to-Consumer channel originates mortgage loans directly from the consumer through the Internet and through our call centers. This channel focuses on customer retention by providing mortgage customers with an efficient and convenient means to refinance their existing mortgage. As of December 31, 2004, the Business-to-Consumer channel consisted of three call centers and three centralized processing centers.
      The Business-to-Business channel originates mortgage loans by working with relocation companies and corporate relocation departments to provide loans to relocating employees of various companies. This channel, operating as a third-party outsourcing solution, also provides loan sales, processing and closing services to institutions such as banks, thrifts and financial planners.
      The Strategic Business Development channel originates mortgage loans through relationships with organizations that influence the placement of mortgage services. This channel focuses on facilitation, development and deployment of joint ventures and other revenue sharing arrangements with builders, real estate agents and other entities.
      For 2004, Countrywide was ranked by Inside Mortgage Finance as the second largest retail lender, in terms of volume, among residential retail mortgage lenders nationwide.

Wholesale Lending Division
      Our Wholesale Lending Division funds and helps originate mortgage loans through mortgage loan brokers and other financial intermediaries.

      As of December 31, 2004, our Wholesale Lending Division operated 51 branch offices and five fulfillment centers in various parts of the United States. Through this Division we service approximately 37,000 mortgage loan brokers nationwide.
      For 2004, Countrywide was ranked by Inside Mortgage Finance as the largest wholesale originator, in terms of volume, among residential wholesale mortgage lenders nationwide.

Correspondent Lending Division
      Our Correspondent Lending Division purchases mortgage loans from other lenders, which include mortgage bankers, commercial banks, savings and loan associations, home builders and credit unions. As of December 31, 2004, this Division served approximately 2,100 approved lenders, who are subject to initial and ongoing credit evaluation and monitoring, operating in all 50 states and the District of Columbia.
      For 2004, Countrywide was ranked by Inside Mortgage Finance as the largest correspondent lender, in terms of volume, among residential correspondent mortgage lenders nationwide.

Full Spectrum Lending Division
      The Full Spectrum Lending Division primarily originates Nonprime Mortgage Loans through a network of 160 retail branch offices located in 38 states, as well as five call centers. The branches of this Division are supported by five fulfillment centers that underwrite and fund branch-originated loans. This Division’s mortgage production is generated primarily through referrals from our other loan production divisions, direct mailings to prospective borrowers, affinity relationships and the Internet.

Affordable and Multicultural Home Loan Programs
      For more than a decade, we have pursued a variety of affordable home loan initiatives designed to increase homeownership opportunities for low-to moderate-income borrowers and those with a wide variety of cultural roots. Our long-time initiative, known as We House America®, supports affordable housing programs undertaken by Fannie Mae and promoted by various government agencies, including the U.S. Department of Housing and Urban Development.
      We have specifically designed We House America loan programs to meet the needs of low-to moderate-income borrowers and others with financial, employment or personal situations which might prevent them from qualifying for traditional mortgages. These loan programs enable such borrowers to qualify for a home loan by allowing, for example, lower down payments, lower cash reserves, alternative income sources and more flexible underwriting criteria than on a typical loan. The mortgage loans we produce through We House America are sold and serviced on a non-recourse basis, generally through guarantee programs sponsored by Fannie Mae.
      We are approved to participate in more than 800 mortgage loan programs that assist with down payments and closing costs. These programs are offered by state, county and city agencies, municipalities and non-profit organizations.
      We have made other significant commitments to affordable lending and multicultural markets initiatives designed to increase homeownership opportunities among minority and immigrant communities. In early 2005, we extended our five-year We House America Campaign, with a goal of originating $1.0 trillion in loans to targeted homebuyers by the end of 2010. As of December 31, 2004, we had funded $341 billion toward this goal.

Credit and Interest Rate Risk
      As a mortgage banker, we have historically sold substantially all the mortgage loans that we produced, generally through securitizations. However, we do not always sell loans immediately after production. Instead, we may decide to sell certain loans in later periods as part of our overall management of interest rate risk. The timing of such sales can have a material impact, which can be either positive or negative, on our results, particularly in the short term. When we securitize our mortgage loans we retain limited credit risk. This credit risk arises through representations and warranties that we make as part of our securitization activities, as well as through retention of limited recourse for credit losses in the case of certain securitizations. For a further discussion of our exposure to credit risk and how we manage this risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk Management.”
      We typically bear interest rate risk from the time a loan application is taken through the sale of the loan. Thereafter, we continue to bear interest rate risk related to the interests we retain in the loans sold, which are typically in the form of mortgage servicing rights and residual securities. For a further discussion of our interest rate risk and how this risk is managed, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.”

Loan Servicing Sector
      When we sell mortgage loans, we generally retain the rights to service these loans, as explained in the following paragraph. We refer to these rights as mortgage servicing rights (“MSRs”). We may also retain other financial interests when we securitize mortgage loans. We include the value of these retained interests on our balance sheet. The results of the Loan Servicing Sector include the performance of these interests, as well as of the operational and other financial activities related to servicing mortgage loans.
      In servicing mortgage loans, we collect and remit loan payments, respond to customer inquiries, account for principal and interest, hold custodial (impound) funds for payment of property taxes and insurance premiums, counsel delinquent mortgagors, supervise foreclosures and property dispositions, and generally administer the loans. We receive servicing fees and other remuneration in return for performing these functions.

Mortgage Servicing Rights, Other Retained Interests and the Servicing Hedge
      Our MSRs arise from contractual agreements between us and investors (or their agents) in mortgage-backed securities and mortgage loans. Although MSRs generally arise from the securitization of mortgage loans that we originate, we also occasionally purchase MSRs from other servicers. For a more complete description of MSRs, see “Note 11 — Securitizations” in the financial statement section of this Report.
      MSRs and other retained interests are generally subject to a loss in value when mortgage rates decline. To moderate the effect on earnings of declines in value of MSRs and other retained interests, we maintain a portfolio of financial instruments, primarily derivative contracts, which generally increases in value when interest rates decline. This portfolio of financial instruments is collectively referred to herein as the “Servicing Hedge.” See “Note 12 — Financial Instruments — Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Other Retained Interests” in the financial statement section of this Report for a further discussion of our Servicing Hedge.

Loan Servicing Operations
      The various functions within our loan servicing operations are briefly described in the following paragraphs. These operations are performed in four primary locations: two in California and two in Texas.

Customer Service
      Our Customer Service Call Centers managed almost 39 million contacts with customers in 2004. These contacts were primarily handled through our Customer Service Representatives, Automated Phone System and Web site (www.customers.countrywide.com). This division also prints monthly statements and oversees outbound customer correspondence. Approximately 17% of our customers have chosen to receive electronic statements, which reduces the cost and improves the timeliness of providing loan information to them.

Remittance Processing
      Our Remittance Processing division processes all payments, loan payoffs and payoff demand statements. Approximately 33% of our customers make their monthly payments electronically using various automated payment methods.

Collections and Loss Mitigation
      Our Collections and Loss Mitigation units work with delinquent borrowers to bring their mortgages back to current status and to avoid foreclosure if possible. Workout efforts are tailored to the specific borrower circumstances and comply with the requirements of the underlying mortgage investor.

Foreclosure and Bankruptcy
      Foreclosure and bankruptcy are complex processes that are subject to federal and state laws and regulations, as well as various guidelines imposed by mortgage investors and insurers. Our workflow-based systems facilitate consistent processing of defaulted mortgage loans, as well as an efficient flow of data between internal and external business partners. To minimize related costs and to increase efficiency, we utilize our own companies, such as LandSafe Title, LandSafe Appraisal, CTC Real Estate Services and Countrywide Field Services, to process foreclosures and bankruptcies.

Investor Accounting
      Our Investor Accounting department reconciles custodial accounts, processes investor remittances, and maintains accounting records on behalf of our mortgage investors, including Fannie Mae, Ginnie Mae and Freddie Mac, as well as more than 600 private investors.

Related Services
      We perform several loan servicing functions internally that other loan servicers commonly outsource to third parties. We believe the integration of these functions gives us a competitive advantage by lowering overall servicing costs and enabling us to provide a high level of service to our mortgage customers and mortgage investors. Our integrated services include property tax payment processing, acting as a foreclosure trustee, performing property inspections, and insurance tracking and premium payment processing.

      The following table sets forth certain information regarding the Company’s loan servicing portfolio, including mortgage loans and securities held for sale and residential mortgage loans subserviced for others, for the periods indicated:

				Ten Months
	Years Ended December 31,			Ended	Year Ended
				December 31,	February 28,
	2004	2003	2002	2001	2001

	(In millions)
Beginning owned portfolio	$630,451	$441,267	$327,541	$284,961	$244,702
Activity during the period:
Loan production	363,006	434,864	251,901	123,968	68,923
Purchased MSRs	40,723	6,944	4,228	3,771	8,712
Runoff(1)	(212,705)	(252,624)	(140,445)	(85,159)	(37,237)
Servicing transferred	—	—	—	—	(139)
Servicing sold	—	—	(1,958)	—	—

Ending owned portfolio	821,475	630,451	441,267	327,541	284,961
Subservicing portfolio	16,847	14,404	11,138	9,086	8,639

Total servicing portfolio	$838,322	$644,855	$452,405	$336,627	$293,600

MSR portfolio	$758,975	$581,964	$422,328	$315,131	$281,946
Mortgage loans owned	62,500	48,487	18,939	12,410	3,015
Subservicing portfolio	16,847	14,404	11,138	9,086	8,639

Total servicing portfolio	$838,322	$644,855	$452,405	$336,627	$293,600

	As of December 31,			As of	As of
				December 31,	February 28,
	2004	2003	2002	2001	2001

	(Dollar amounts in millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$639,148	$512,889	$343,420	$235,804	$194,697
FHA-insured mortgage	39,618	43,281	45,252	46,190	47,305
VA-guaranteed mortgage	13,048	13,775	14,952	15,854	16,370
Nonprime Mortgage	84,608	36,332	21,976	18,495	15,853
Prime Home Equity	45,053	24,174	15,667	11,198	10,736

Total owned servicing portfolio	$821,475	$630,451	$441,267	$327,541	$284,961

Delinquent mortgage loans(2):
30 days	2.35%	2.35%	2.73%	3.11%	2.99%
60 days	0.70%	0.72%	0.87%	0.98%	0.89%
90 days or more	0.78%	0.84%	1.02%	1.17%	1.02%

Total delinquent mortgage loans	3.83%	3.91%	4.62%	5.26%	4.90%

Loans pending foreclosures(2)	0.42%	0.43%	0.55%	0.69%	0.64%

	As of December 31,			As of	As of
				December 31,	February 28,
	2004	2003	2002	2001	2001

	(Dollar amounts in millions)
Delinquent mortgage loans(2):
Conventional	2.24%	2.21%	2.43%	2.45%	2.34%
Government	13.14%	13.29%	12.61%	12.14%	11.16%
Nonprime Mortgage	11.29%	12.46%	14.41%	14.42%	11.79%
Prime Home Equity	0.79%	0.73%	0.80%	1.48%	1.36%
Total delinquent mortgage loans	3.83%	3.91%	4.62%	5.26%	4.90%
Loans pending foreclosure(2):
Conventional	0.21%	0.21%	0.23%	0.30%	0.28%
Government	1.21%	1.20%	1.32%	1.23%	1.20%
Nonprime Mortgage	1.74%	2.30%	2.93%	3.39%	2.22%
Prime Home Equity	0.03%	0.02%	0.05%	0.02%	0.01%
Total loans pending foreclosure	0.42%	0.43%	0.55%	0.69%	0.64%

(1)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).

(2)	Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their non-performing status.

Loan Closing Services Sector
      We provide loan closing products and services such as credit reports, appraisals, title reports and flood determinations through our LandSafe, Inc. group of companies. We provide these services primarily to customers referred by our loan production divisions.

Competition
      In recent years, the level of complexity in the mortgage lending business has increased significantly due to several factors:

•	The continuing evolution of the secondary mortgage market has resulted in a proliferation of mortgage products.

•	Greater regulation imposed on the industry has resulted in increased costs and the need for higher levels of specialization.

•	Increasing interest rate volatility, compounded by homeowners’ increasing tendency to refinance their mortgages as the refinance process has become more efficient and cost effective, has resulted in significant fluctuations in the volume of mortgage loans originated from year to year. These swings in mortgage origination volume have placed significant operational and financial pressures on mortgage lenders.
      To compete effectively in this environment, mortgage lenders must have a very high level of operational, technological and managerial expertise. In addition, the residential mortgage business has become more capital-intensive and therefore access to capital at a competitive cost is critical. Primarily as a result of these factors, the industry has undergone rapid consolidation.
      Today, large, sophisticated financial institutions dominate the residential mortgage industry. These industry leaders are primarily commercial banks operating through their mortgage banking subsidiaries. Today, the top 30 mortgage lenders have a combined 84% share of the mortgage origination market, up from 61% five years ago.

      This consolidation trend also is reflected in loan servicing. Today, the top 30 mortgage servicers combined have a 70% share of the total mortgages outstanding, up from 58% five years ago.
      Compared with Countrywide, the other industry leaders are less reliant on the secondary mortgage market as an outlet for adjustable-rate mortgages because they have a greater capacity to hold such mortgages in their loan portfolio. This could place us at a competitive disadvantage if consumer demand for adjustable-rate mortgages continues, the secondary mortgage market does not continue to provide a competitive outlet for these loans, and we are unable to develop an adequate portfolio-lending capacity.
      Generally, we compete as a mortgage banker by consistently offering a wide selection of mortgage loans through all marketing channels on a national scale, by providing high-quality service, and by pricing our mortgage loans at competitive rates.
Banking Segment
      Our Banking Segment consists of the following operations:

•	Treasury Bank, N.A., an FDIC-insured, federally-chartered bank

•	Countrywide Warehouse Lending, a non-depository lending company that provides short-term secured financing to mortgage lenders

Treasury Bank
      Treasury Bank primarily originates and invests in mortgage loans and home equity lines of credit, substantially all of which are sourced through our mortgage banking subsidiary, Countrywide Home Loans. For liquidity and asset-liability management purposes, we also invest in collateralized mortgage obligations and other securities to supplement Treasury Bank’s loan portfolio.
      Through Countrywide Bank, a division of Treasury Bank, we offer deposit accounts, primarily certificates of deposit, to the retail market. We sell these products through 58 of our one- or two-person financial centers, 53 of which are located in Countrywide Home Loans’ retail branch offices as of December 31, 2004. We also sell these deposit products online, from call centers and through deposit brokers (generally well-recognized financial intermediaries). Countrywide Bank also offers commercial deposit accounts to title and mortgage insurance companies through a developing commercial business unit. A significant portion of Treasury Bank’s deposit liabilities are comprised of custodial funds that relate to the loan servicing portfolio of Countrywide Home Loans. Treasury Bank also borrows funds on a secured basis from the Federal Home Loan Bank of Atlanta and executes repurchase agreements to supplement its deposit liabilities.
      Treasury Bank acts as a mortgage document custodian, primarily for our mortgage banking operations. As a document custodian, we verify, maintain and release collateral for issuers, servicers, sellers and purchasers of debt securitizations. We also provide other services including safekeeping, review/certification, release requests and customer reporting.
      At December 31, 2004, Treasury Bank had total assets of $41.0 billion, including $5.2 billion of investment securities and $34.2 billion of loans receivable. At December 31, 2004, Treasury Bank had deposits of $20.0 billion, including $7.9 billion of custodial balances controlled by Countrywide Home Loans. Treasury Bank’s non-performing assets totaled $21.8 million at December 31, 2004, all of which were loans receivable.

Countrywide Warehouse Lending
      We provide committed and uncommitted lines of credit to mortgage bankers to finance their mortgage loan inventories (“warehouse”). Most of these mortgage bankers sell loans to our Correspondent Lending Division. All of these mortgage bankers are subject to the same initial and ongoing credit evaluation and monitoring applied to our correspondent sellers. We attempt to limit our credit risk under our warehouse lines of credit by securing the advances with mortgage loans that have a market value in excess of the balance of our advances.

Competition
      The retail banking industry is dominated by large commercial banks with substantially more assets, significantly higher brand-name recognition and larger physical distribution networks than Treasury Bank.
      We compete with other insured depository institutions, which include approximately 7,600 commercial banks and approximately 1,400 savings institutions, in the retail deposit market. The number of commercial banks and savings institutions has decreased over the past decade due to consolidation in the banking industry. As the banking industry continues to consolidate, we expect the intensity of the competition to increase, especially as we further expand our size and geographic scope.
      We compete in the retail deposit market on the basis of price (i.e., interest rates offered on deposit accounts). Because of our low-cost structure, we are able to offer deposit rates that are among the most competitive in the industry.
      Our Banking Segment’s competitive position is significantly enhanced by its relationship with our core mortgage banking operations. For example, our mortgage banking operation is the primary source of mortgage loan and home equity line of credit customers for Treasury Bank. As discussed above, Treasury Bank sells retail deposit products through financial centers placed within certain of Countrywide Home Loans’ retail branch offices. This economical use of space reduces the Bank’s acquisition costs. In addition, a significant portion of Treasury Bank’s deposit liabilities consists of custodial funds controlled by Countrywide Home Loans. Treasury Bank also provides mortgage document custodial services for our mortgage banking operations.
Capital Markets Segment
      Our Capital Markets Segment consists primarily of Countrywide Securities Corporation and Countrywide Asset Management Corporation.

Countrywide Securities Corporation
      Countrywide Securities Corporation is a broker-dealer that specializes in the mortgage securities market. The activities of Countrywide Securities Corporation consist of the following:

•	Trading and underwriting mortgage-related fixed-income securities, including mortgage-backed securities, collateralized mortgage obligations and asset-backed securities issued by Fannie Mae, Freddie Mac, Ginnie Mae and other financial institutions, including Countrywide Home Loans

•	Trading and underwriting callable debt issued by Fannie Mae, Freddie Mac, and the Federal Home Loan Bank, as well as Bank certificates of deposit and underwriting corporate debt issued by Countrywide Home Loans

•	Trading of securities issued by the U.S. Department of the Treasury

•	Arranging short-term financing of fixed-income securities by institutional investors

•	Acting as broker of residential mortgage loans, including Nonprime Loans, on behalf of Countrywide Home Loans

•	Managing mortgage loan securitization conduits on behalf of Countrywide Home Loans
      Most of our securities underwriting is for Countrywide Home Loans. We trade for our own accounts and act as a broker for institutional investors, such as investment managers, pension fund companies, insurance companies, depositories and mortgage bankers, as well as regional and global broker-dealers. Countrywide Securities Corporation is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc., and the Securities Investor Protection Corporation.

Countrywide Asset Management Corporation
      We manage the acquisition and disposition of loans from third parties as well as loans originated by Countrywide Home Loans, on behalf of Countrywide Home Loans. These are typically delinquent or otherwise illiquid residential mortgage loans which have primarily been originated under FHA and VA programs. We attempt to rehabilitate the loans, using the servicing operations of Countrywide Home Loans, with the intent to securitize those loans that become eligible for securitization. The remaining loans are serviced through foreclosure and liquidation, which includes the collection of government insurance and guarantee proceeds relating to defaulted FHA and VA program loans.

Countrywide Commercial Real Estate Finance Corporation
      During the fall of 2004, we entered the commercial real estate finance business. We originate and hold an inventory of commercial mortgage loans for the purpose of sale or securitization. These loans are serviced by third parties who specialize in commercial mortgage loan servicing. When we sell the loans through securitizations, Countrywide Securities Corporation is expected to act as the underwriter for those transactions.

Competition
      The securities industry is both highly competitive and fragmented. In the mortgage securities market, we compete with global investment banks as well as regional broker-dealers. We believe by leveraging the strengths of Countrywide Home Loans and by specializing in the mortgage securities market, we can offer information, products and services tailored to the unique needs of institutional customers in that market. In contrast, many of our competitors offer a broad range of products and services, which may place us at a competitive disadvantage.
      For 2004, according to Inside MBS & ABS, we ranked second among Non-Agency MBS Underwriters.
Insurance Segment
      Our Insurance Segment’s primary activities are:

•	Offering property, casualty, life and credit insurance as an underwriter and as an insurance agency

•	Providing reinsurance coverage to primary mortgage insurers
      We manage these activities through two business units — Balboa Life and Casualty Operations and Balboa Reinsurance Company.

Life and Casualty Operations
      Life and Casualty operations include the operations of Balboa Life and Casualty Group, an insurance underwriter/carrier, and Countrywide Insurance Services Group, an insurance agency.

Balboa Life and Casualty Group
      We underwrite property, casualty, life and credit insurance in all 50 states through our Balboa Life and Casualty Group. This group operates under the following names: Balboa Insurance Company, Balboa Life Insurance Company, Balboa Life Insurance Company of New York, Balboa Lloyds Insurance Company, Meritplan Insurance Company and Newport Insurance Company.
      Balboa Life and Casualty Group offers the following product lines:

•	Lender-Placed Property and Auto — We offer lender-placed auto insurance and lender-placed real-property hazard insurance. Such insurance is provided on behalf of auto and mortgage lenders when borrowers fail to have agreed-upon insurance coverage in place to protect the lender’s security interest. We also provide insurance tracking services, which alert a lender when there is a lapse in a borrower’s insurance, for more than 14.5 million loans, including nearly 6.1 million loans serviced within our mortgage banking operations.

•	Homeowners — We underwrite retail homeowners insurance and home warranty plans for consumers.

•	Life and Credit — We underwrite term life, credit life and credit disability insurance products.

      Our retail insurance products are offered by select general insurance agents serving the consumer market, including our Countrywide Insurance Services Group.
      The Balboa Life and Casualty Group has received an “Excellent” rating from A.M. Best Company, an insurance company rating and information service. The “Excellent” rating is defined by the A.M. Best Company as having “an excellent ability to meet ongoing obligations to policyholders.”

Countrywide Insurance Services Group
      Our Countrywide Insurance Services Group operates an insurance agency that provides consumers, in particular our mortgage customers, with homeowners insurance, life insurance, disability insurance, automobile insurance and various other insurance products.

Balboa Reinsurance Company
      We provide a mezzanine layer of reinsurance coverage for losses between minimum and maximum specified amounts to the insurance companies that provide primary mortgage insurance (“PMI”) on loans in our servicing portfolio. We provide this coverage with respect to substantially all of the loans in our portfolio that are covered by PMI, which generally includes all conventional loans with an original loan amount in excess of 80% of the property’s appraised value. In return for providing this coverage, we earn a portion of the PMI premiums.

Competition
      The lender-placed insurance market is dominated by a small number of providers, competing on policy terms and conditions, service, technological innovation, compliance capability, loan tracking ability and commissions.
      The homeowners, term life, credit-life and credit-disability marketplaces are dominated by large, well-known providers. Consumers select such insurance based on price, service, commissions and the efficiency and effectiveness of marketing and underwriting operations.
      The primary mortgage reinsurance market is dominated by large mortgage originators that have extensive business relationships with the PMI industry. We compete in this market primarily through our leading position in the residential mortgage loan market.
      We compete generally by providing high-quality service and pricing our products at competitive rates, as well as by leveraging our residential mortgage loan customer base.
Global Operations Segment
      The primary activities we conduct in our Global Operations Segment include:

•	Loan Processing and Subservicing — We provide mortgage loan application processing and mortgage loan subservicing in the UK through Global Home Loans Limited (GHL), a majority-owned joint venture. In 2004, we processed more than 17.2 billion pounds sterling ($31.4 billion) in loans, all of which are subserviced for Barclays Bank, PLC, our joint venture partner. At December 31, 2004, Global’s subservicing portfolio was 62 billion pounds sterling ($118 billion).

•	Offshore Services — Operations commenced in India in May 2004 and we are currently providing business process and technology services to the Company in both the U.S. and UK.

•	Valuation Services — We provide electronic residential property valuation services to third parties in the UK through a majority-owned joint venture.
      We also develop proprietary technology for the Global Operations Segment for use in its activities.

Competition
      Our competitors in this segment include business process outsourcers and technology companies operating in Europe and India. We compete by leveraging Countrywide’s mortgage expertise and our proprietary technology.
Financing of Operations

Uses of Financing
      We have significant short-term and long-term financing needs. Our short-term financing needs arise primarily from the following:

•	Warehousing of mortgage loans pending sale

•	Trading activities of our broker-dealer

•	Providing mortgage warehouse credit to others
      Our long-term financing needs arise primarily from the following:

•	Investments in mortgage loans

•	Investments in MSRs and other interests that we retain when we securitize mortgage loans

Sources of Financing
      We meet our short- and long-term financing needs primarily through the following means:

•	Unsecured commercial paper and medium-term notes

•	Short-term repurchase agreements

•	Asset-backed financings

•	Deposit-gathering

•	Federal Home Loan Bank advances

•	Retained earnings
      We typically access the unsecured public corporate debt market by issuing commercial paper and medium-term notes. At times, we also issue subordinated debt, convertible debt and trust-preferred securities. Our ongoing access to the public debt markets is dependent on a high credit rating. For the last 12 years, we have consistently maintained solid investment-grade ratings. Countrywide Financial Corporation presently has long-term ratings of A/A3/A as rated by Standard & Poor’s, Moody’s Investors Service and Fitch, Inc., respectively. In order to maintain investment-grade ratings we must, among other considerations, maintain a high level of liquidity, including access to alternative sources of funding such as committed bank stand-by lines of credit. We also must maintain a conservative debt-to-equity ratio.
      We use short-term secured financing such as repurchase agreements and asset-backed commercial paper conduits to finance a substantial portion of our mortgage loan inventory and securities trading portfolio. Treasury Bank finances its investments in mortgage loans primarily with a combination of deposit liabilities and Federal Home Loan Bank secured advances.
      We rely substantially on the secondary mortgage market as a source of long-term capital to support our mortgage banking operations. Nearly all mortgage loans that we produce are sold in the secondary mortgage market, primarily in the form of Mortgage-Backed Securities (“MBS”) and asset-backed securities.

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
      Our primary source of equity capital is retained earnings. In addition, we have outstanding $1.0 billion in trust-preferred securities that receive varying degrees of “equity treatment” from rating agencies, bank lenders and regulators. From time to time, we issue common stock as a means of supplementing our capital base and supporting our growth.
      For a further discussion of our liquidity and capital management see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Management.”
Regulations

Regulations Applicable to Bank Holding Companies and Financial Holding Companies

General
      We are a registered bank holding company under the Bank Holding Company Act (the “BHC Act”) and a financial holding company under the Gramm-Leach-Bliley Act (the “GLB Act”), and as such, are subject to supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”). The FRB has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. The FRB is empowered to impose civil money penalties for violations of banking statutes and regulations. Regulation by the FRB is primarily intended to protect depositors of the Bank and the Bank Insurance Fund of the Federal Deposit Insurance Corporation, not our shareholders or creditors.

Limitation on Activities
      The activities of bank holding companies and their subsidiaries are generally limited to the business of banking, managing or controlling banks or furnishing or performing services for their subsidiaries, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under the GLB Act, a bank holding company, all of whose controlled depository institutions are “well capitalized” and “well managed” (as defined in federal banking regulations) and which obtains “satisfactory” Community Reinvestment Act ratings, may declare itself to be a “financial holding company” and engage in a broader range of activities.
      A financial holding company that desires to engage in activities that are financial in nature or incidental to a financial activity but not previously authorized by the FRB must obtain approval from the FRB before engaging in such activities. The BHC Act requires a bank holding company to obtain prior approval of the FRB before making certain acquisitions.
      If any subsidiary bank of a financial holding company ceases to be “well capitalized” or “well managed,” the financial holding company will not be in compliance with the requirements of the BHC Act regarding financial holding companies. If a financial holding company is notified by the FRB of such a change in the ratings of any of its subsidiary banks, it must take certain corrective actions within specified timeframes.
      If any subsidiary bank of a financial holding company receives a rating under the Community Reinvestment Act of less than “satisfactory,” then the financial holding company is prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations until the rating is raised to “satisfactory” or better.

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
      To be classified as “adequately capitalized,” the FRB’s capital adequacy guidelines require that a bank holding company maintain a Tier 1 Leverage ratio equal to at least 4.0% of its average total consolidated assets, a Tier 1 Risk-Based Capital ratio equal to 4.0% of its risk-weighted assets and a Total Risk-Based Capital ratio equal to 8.0% of its risk-weighted assets. To be classified as “well capitalized,” a bank holding company is required to maintain a Tier 1 Leverage ratio of 5.0% or greater, a Tier 1 Risk-Based Capital ratio of 6.0% or greater, and a Total Risk-Based Capital ratio of 10.0% or greater. On December 31, 2004, the Company was in compliance with all of the FRB’s capital adequacy guidelines. For further information regarding the Company’s capital ratios, see “Note 23 — Regulatory and Agency Capital Requirements” in the financial statement section of this Report.

Interstate Banking and Branching
      Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), a bank holding company is permitted to acquire the stock or substantially all of the assets of banks located in any state regardless of whether such transaction is prohibited under the laws of any state. The FRB will not approve an interstate acquisition if, as a result of the acquisition, the bank holding company would control more than 10% of the total amount of insured deposits in the United States or would control more than 30% of the insured deposits in the home state of the acquired bank. The 30% of insured deposits state limit does not apply if the acquisition is the initial entry into a state by a bank holding company or if the home state waives such limit. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish new branches in other states where authorized under the laws of those states.
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

Source of Strength
      FRB regulations require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this “source of strength doctrine,” a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank.

Regulations Applicable to Treasury Bank

General
      Treasury Bank, N.A. (the “Bank”), as a national banking association, is subject to regulation and examination by the Office of the Comptroller of the Currency (the “OCC”). The Bank is also regulated by the Federal Deposit Insurance Corporation (the “FDIC”). The OCC is empowered to issue cease and desist orders against the Bank if it determines that activities of the Bank represent unsafe and unsound banking practices or violations of law. The OCC has the power to impose civil money penalties for violations of banking statutes and regulations. Regulation by this agency is primarily intended to protect the depositors of the Bank and the Bank Insurance Fund of the FDIC, not shareholders or other creditors of the Company or the Bank.

Bank Regulatory Capital Requirements
      The OCC has adopted minimum capital requirements applicable to national banks, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. Federal banking laws classify an insured financial institution in one of the following five categories, depending upon the amount of its regulatory capital: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. On December 31, 2004, the Bank was in compliance with the OCC’s minimum capital requirements and satisfied the requirements to be classified as well capitalized.
      The Bank must be well capitalized and well managed for the Company to remain a financial holding company. On December 31, 2004, the Bank’s Leverage ratio was 7.8%, the Tier-1 Risked Based Capital ratio was 11.8% and Total-Risk Based Capital ratio was 12.0%.

Deposit Insurance and Assessments
      The deposits of the Bank are insured by the Bank Insurance Fund (“BIF”) administered by the FDIC, in general up to a maximum of $100,000 per insured depositor. Under federal banking regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC’s risk-based assessment system requires BIF members to pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution. The FDIC’s assessment rates currently range from zero cents to 27 cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate and there is no cap on the annual assessment rate that the FDIC may impose.

Limitations on Interest Rates and Loans to One Borrower
      The rate of interest a bank may charge on certain classes of loans is limited by state and federal law. At certain times in the past, these limitations have resulted in reductions of net interest margins on certain classes of loans. Federal and state laws impose additional restrictions on the lending activities of banks. The maximum amount that a national bank may loan to one borrower generally is limited to 15% of the bank’s capital, plus an additional 10% for loans fully secured by readily marketable collateral, as such term is defined in applicable regulation.

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

Community Reinvestment Act
      The Bank is subject to the Community Reinvestment Act (“CRA”) and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution’s record of helping to meet the credit needs of its community, including low- and moderate- income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by the Company and its banking subsidiaries.

Limitations on Transactions with Affiliates
      Countrywide Financial Corporation and its nonbank subsidiaries are affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act and regulations promulgated thereunder. Transactions between a bank and an affiliate are generally subject to the requirement that they be on terms and conditions, including credit standards, substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliates or, in the absence of comparable transactions, on terms and conditions that would be offered to nonaffiliates. In addition, certain transactions between a bank and an affiliate, such as asset purchases by a bank from an affiliate, and bank extensions of credit to or for the benefit of an affiliate, are defined as “covered transactions”, and are subject to quantitative limitations and more stringent qualitative restrictions, including but not limited to collateralization and safety and soundness requirements.

Other Banking Activities
      The investments and activities of the Bank are also subject to regulation by federal banking agencies, with respect to:

•	Regarding investments in subsidiaries

•	Investments for the Bank’s account (including limitations on investments)

•	Unsecured commercial paper and medium-term notes

•	Loans to officers

•	Directors and their affiliates, security requirements

•	Anti-tying limitations, anti-money laundering

•	Financial privacy and customer identity verification requirements

•	Truth-in-lending

•	The types of interest-bearing deposit accounts which it can offer

•	Trust department operations

•	Brokered deposits

•	Audit requirements

•	Issuance of securities

•	Branching

•	Mergers and acquisitions
      The OCC’s conditions for approval of the Company’s acquisition of the Bank in May 2001 required the Bank obtaining the prior approval of the OCC before significantly deviating from the operating plan that the Bank had submitted to the OCC. This restriction ended on May 17, 2004.

Regulations Applicable to Non-Bank Subsidiaries

General
      As discussed below, the non-bank subsidiaries of the Company are subject to supervision and examination by the FRB and may be subject to the supervision of, and regulation and licensure by, other state and federal regulatory agencies. There are also a number of proposed and enacted federal, state and local laws aimed at protecting a consumer’s privacy. Generally, privacy laws cover a wide range of issues including limiting a company’s ability to share information with third parties or affiliates, providing stronger identity theft protection and victim’s assistance programs, providing the ability to avoid telemarketing solicitations through “do-not-call” lists, and limiting e-mail and fax advertising. These laws also impose penalties for non-compliance.

Mortgage Banking Segment
      Our mortgage banking business is subject to the rules, regulations or guidelines of, and/or examination by, the following entities with respect to the processing, originating, selling and servicing of mortgage loans:

•	The Department of Housing and Urban Development (“HUD”)

•	The Federal Housing Administration (the “FHA”)

•	The Department of Veteran Affairs (the “VA”)

•	Fannie Mae, Freddie Mac and Ginnie Mae

•	The Federal Home Loan Bank (“FHLB”)

•	State regulatory authorities
      The rules, regulations and requirements of these entities, among other things, impose licensing obligations on the Company or its subsidiaries, establish standards for processing, underwriting and servicing mortgage loans, prohibit discrimination, restrict certain loan features in some cases, and fix maximum interest rates and fees.
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
      Mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and the Home Ownership Equity Protection Act and the regulations promulgated thereunder, as well as other federal laws. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.
      Currently, there are a number of proposed and recently enacted federal, state and local laws and regulations addressing responsible lending practices with respect to borrowers with blemished credit. In general, these laws and regulations would or will impose new loan disclosure requirements; restrict or prohibit certain loan terms, fees and charges such as prepayment penalties; and increase penalties for non-compliance. Due to our lending practices, we do not believe that the existence of, or compliance with, these laws and regulations will have a material adverse impact on our business.
      However, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future or that the existing laws, rules and regulations will not be applied in a manner that may adversely impact our business or make compliance more difficult or expensive.

Capital Markets Segment
      Securities broker-dealer operations are subject to federal and state securities laws, as well as the rules of both the United States Securities and Exchange Commission and the National Association of Securities Dealers, Inc. State and federal securities laws govern many aspects of the broker-dealer’s business, including the maintenance of required levels of net capital, the establishment of segregated cash accounts for the benefit of customers, the monthly and annual reporting of operating and financial data to regulators, the approval and documentation of trading activity, the retention of records and the governance of the manner in which business may be conducted with customers.

Insurance Segment
      The Company, by virtue of its ownership of insurance companies, is a member of an insurance holding company group pursuant to the provisions of the insurance holding company acts (collectively the “Holding Company Acts”). The insurance company entities are subject to the various state insurance departments’ broad regulatory, supervisory and administrative powers. These powers relate primarily to: the standards of capital and solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitation of insurers’ investments; the approval of rates, rules and form; the issuance of securities by insurers; periodic examinations of the affairs of insurers; and the establishment of reserves required to be maintained for unearned premiums, losses and other purposes.

      Pursuant to the Holding Company Acts, the Company must provide state insurance departments with certain financial information. In addition, certain transactions specified by the Holding Company Acts may not be effected without the prior notice and/or approval of the applicable insurance department. Examples of transactions that may require prior approval include, but are not limited to, sales, purchases, exchanges, loans and extensions of credit, and dividends and investments between the insurance company entity and other entities within the holding company group.

Global Operations
      The mortgage loan application processing and servicing business of our Global Operations Segment is regulated by the Financial Services Authority in the United Kingdom.

Future Legislation
      Various legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on the Company’s business, results of operations or financial condition.
      We may decide to opt in to certain new capital and other regulatory requirements proposed by the Basel Committee on Banking Supervision. These proposed requirements, which are often referred to as the Basel II Accord, would, among other things, modify the capital charge applicable to credit risk and incorporate a capital charge for operational risk. The Basel II Accord also places greater reliance on market discipline than current standards. We have not yet determined whether to opt in to the Basel II Accord.
      If we choose to opt in, Countrywide Financial Corporation will be required to implement advanced measurement techniques employing internal estimates of certain key risk drivers to derive capital requirements. Prior to our implementation of the new capital regime, we will be required to demonstrate to our primary federal regulators that our measurement approaches meet relevant supervisory standards. We have not yet determined whether to opt in to the Basel II Accord. Although opting into Basel II may require us to meet more onerous computational requirements, we believe it may provide a more favorable capital treatment with respect to home loans. U.S. regulators have proposed an effective date of January 1, 2007 with certain transitional implementation arrangements. If Countrywide Financial Corporation opt in, the Basel II Accord requirements would replace existing risk-based capital requirements, but not the leverage capital requirements imposed under U.S. law and regulation.
      The references in the foregoing discussion to various aspects of statutes and regulations are summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

Workforce
      At December 31, 2004, we had a workforce of 42,141, including regular employees and temporary staff, engaged in the following activities:

Workforce

Mortgage Banking:
Loan Production:
Consumer Markets Division	12,937
Wholesale Lending Division	3,768
Correspondent Lending Division	1,775
Full Spectrum Lending Division	5,567
Production Technology	1,024

Total Loan Production	25,071
Loan Servicing	6,331
Loan Closing Services	1,146
Banking	1,213
Capital Markets	569
Insurance	1,899
Global Operations	1,846
Corporate Administration and Other	4,066

Total	42,141

      Other than certain Global Home Loans employees who are represented by an independent trade union in the United Kingdom, none of our employees are represented by a collective bargaining agent.
Factors That May Affect Future Results
      We make forward-looking statements in this Report and in other reports we file with the SEC. In addition, we make forward-looking statements in press releases and our senior management may make forward-looking statements orally or in presentations to analysts, investors, the media and others. Generally, forward-looking statements include:

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

Additional Information
      Countrywide Financial Corporation was incorporated in New York on March 14, 1969, and on February 6, 1987, was reincorporated in Delaware. The Company was originally named OLM Credit Industries, Inc., and has also been known as Countrywide Credit Industries, Inc.
Loan Production Tables
      The following table presents our consolidated loan production by loan type for the periods indicated:

	Consolidated Mortgage Loan Production

	Years Ended			Ten Months
	December 31,			Ended	Year Ended
				December 31,	February 28,
	2004	2003	2002	2001	2001

	(Dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	846,395	1,517,743	999,448	504,975	240,608
Volume of Loans	$138,845	$235,868	$150,110	$76,432	$34,434
Percent of Total Dollar Volume	38.2%	54.2%	59.6%	61.7%	50.0%
Conventional Non-conforming Loans
Number of Loans	509,711	554,571	277,626	137,593	86,600
Volume of Loans	$140,580	$136,664	$61,627	$22,209	$11,394
Percent of Total Dollar Volume	38.7%	31.4%	24.5%	17.9%	16.5%
FHA/ VA Loans
Number of Loans	105,562	196,063	157,626	118,734	118,673
Volume of Loans	$13,247	$24,402	$19,093	$14,109	$13,075
Percent of Total Dollar Volume	3.6%	5.6%	7.6%	11.4%	18.9%
Prime Home Equity Loans
Number of Loans	587,046	453,817	316,049	164,503	119,045
Volume of Loans	$30,893	$18,103	$11,650	$5,639	$4,660
Percent of Total Dollar Volume	8.5%	4.2%	4.6%	4.5%	6.8%
Nonprime Mortgage Loans
Number of Loans	250,030	124,205	63,195	43,359	51,706
Volume of Loans	$39,441	$19,827	$9,421	$5,580	$5,360
Percent of Total Dollar Volume	11.0%	4.6%	3.7%	4.5%	7.8%
Total Loans
Number of Loans	2,298,744	2,846,399	1,813,944	969,164	616,632
Volume of Loans	$363,006	$434,864	$251,901	$123,969	$68,923
Average Loan Amount	$158,000	$153,000	$139,000	$128,000	$112,000
Non-Purchase Transactions(1)	51%	72%	66%	63%	33%
Adjustable-Rate Loans(1)	52%	21%	14%	12%	14%

(1)	Percentage of total loan production based on dollar volume.

      The following table presents our Mortgage Banking loan production by loan type:

	Mortgage Banking Loan Production

	Years Ended			Ten Months
	December 31,			Ended	Year Ended
				December 31,	February 28,
	2004	2003	2002	2001	2001

	(Dollars in millions, except average loan amount)
Conventional Conforming Loans Number of Loans	821,932	1,509,721	993,243	504,435	239,232
Volume of Loans	$133,852	$234,455	$148,941	$76,356	$34,029
Percent of Total Dollar Volume	42.1%	58.9%	61.5%	63.1%	50.7%
Conventional Non-conforming Loans
Number of Loans	430,362	492,512	265,972	136,898	85,332
Volume of Loans	$114,315	$111,661	$57,041	$21,935	$11,023
Percent of Total Dollar Volume	36.0%	28.0%	23.5%	18.1%	16.4%
FHA/ VA Loans
Number of Loans	102,207	196,058	157,359	117,590	118,673
Volume of Loans	$12,812	$24,401	$19,017	$13,654	$13,075
Percent of Total Dollar Volume	4.0%	6.1%	7.8%	11.3%	19.6%
Prime Home Equity Loans
Number of Loans	391,967	292,171	290,285	164,495	116,829
Volume of Loans	$23,351	$12,268	$10,848	$5,639	$4,562
Percent of Total Dollar Volume	7.4%	3.1%	4.5%	4.7%	6.8%
Nonprime Mortgage Loans
Number of Loans	218,821	95,062	43,938	26,347	41,377
Volume of Loans	$33,481	$15,525	$6,590	$3,418	$4,382
Percent of Total Dollar Volume	10.5%	3.9%	2.7%	2.8%	6.5%
Total Loans
Number of Loans	1,965,289	2,585,524	1,750,797	949,765	601,443
Volume of Loans	$317,811	$398,310	$242,437	$121,002	$67,071
Average Loan Amount	$162,000	$154,000	$138,000	$127,000	$112,000

      The following table presents our Correspondent Lending Division mortgage loan production by loan type:

	Correspondent Lending Division Loan Production

	Years Ended			Ten Months
	December 31,			Ended	Year Ended
				December 31,	February 28,
	2004	2003	2002	2001	2001

	(Dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	422,505	847,914	484,795	159,752	87,444
Volume of Loans	$72,411	$139,569	$77,503	$28,344	$13,832
Percent of Total Dollar Volume	54.2%	71.6%	70.8%	66.7%	52.1%
Conventional Non-conforming Loans Number of Loans	153,036	151,248	74,051	48,453	27,451
Volume of Loans	$40,781	$34,525	$16,188	$5,390	$2,901
Percent of Total Dollar Volume	30.5%	17.7%	14.8%	12.7%	10.9%
FHA/ VA Loans
Number of Loans	52,752	115,182	93,932	53,638	67,740
Volume of Loans	$7,034	$15,202	$12,041	$6,666	$7,715
Percent of Total Dollar Volume	5.3%	7.8%	11.0%	15.7%	29.1%
Prime Home Equity Loans
Number of Loans	69,769	31,279	44,709	33,489	24,371
Volume of Loans	$3,916	$1,542	$1,873	$1,235	$1,019
Percent of Total Dollar Volume	2.9%	0.8%	1.7%	2.9%	3.8%
Nonprime Mortgage Loans
Number of Loans	62,895	26,836	13,590	7,117	9,358
Volume of Loans	$9,446	$4,110	$1,869	$867	$1,082
Percent of Total Dollar Volume	7.1%	2.1%	1.7%	2.0%	4.1%
Total Loans
Number of Loans	760,957	1,172,459	711,077	302,449	216,364
Volume of Loans	$133,588	$194,948	$109,474	$42,502	$26,549
Average Loan Amount	$176,000	$166,000	$154,000	$141,000	$123,000

      The following table presents our Consumer Markets Division mortgage loan production by loan type:

	Summary of Consumer Markets Division’s Mortgage Loan Production

	Years Ended			Ten Months
	December 31,			Ended	Year Ended
				December 31,	February 28,
	2004	2003	2002	2001	2001

	(Dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	230,994	355,790	259,738	172,797	72,762
Volume of Loans	$34,852	$48,864	$35,167	$23,761	$9,788
Percent of Total Dollar Volume	36.4%	46.9%	56.5%	63.6%	51.7%
Conventional Non-conforming Loans
Number of Loans	157,543	183,711	74,447	32,136	23,649
Volume of Loans	$40,859	$39,515	$15,451	$5,338	$2,870
Percent of Total Dollar Volume	42.7%	37.9%	24.9%	14.3%	15.2%
FHA/ VA Loans
Number of Loans	42,311	69,422	56,905	50,348	36,691
Volume of Loans	$4,889	$7,662	$6,158	$5,416	$3,805
Percent of Total Dollar Volume	5.1%	7.4%	9.9%	14.5%	20.1%
Prime Home Equity Loans
Number of Loans	258,985	213,732	159,792	92,134	70,064
Volume of Loans	$15,003	$8,167	$5,408	$2,841	$2,460
Percent of Total Dollar Volume	15.8%	7.8%	8.7%	7.6%	13.0%
Nonprime Mortgage Loans
Number of Loans	408	217	138	6	11
Volume of Loans	$16	$8	$5	$1	$2
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Total Loans
Number of Loans	690,241	822,872	551,020	347,421	203,177
Volume of Loans	$95,619	$104,216	$62,189	$37,357	$18,925
Average Loan Amount	$139,000	$127,000	$113,000	$108,000	$93,000

      The following table presents Wholesale Lending Division mortgage loan production by loan type:

	Wholesale Lending Division Loan Production

	Years Ended			Ten Months
	December 31,			Ended	Year Ended
				December 31,	February 28,
	2004	2003	2002	2001	2001

	(Dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	156,658	301,260	248,089	171,658	78,834
Volume of Loans	$24,985	$45,415	$36,190	$24,224	$10,393
Percent of Total Dollar Volume	34.3%	49.8%	53.9%	61.6%	52.1%
Conventional Non-conforming Loans
Number of Loans	112,755	153,781	116,146	56,161	34,221
Volume of Loans	$31,363	$37,041	$25,214	$11,185	$5,246
Percent of Total Dollar Volume	43.1%	40.6%	37.5%	28.5%	26.3%
FHA/ VA Loans
Number of Loans	7,144	11,454	6,522	13,604	14,242
Volume of Loans	$889	$1,537	$818	$1,572	$1,555
Percent of Total Dollar Volume	1.2%	1.7%	1.2%	4.0%	7.8%
Prime Home Equity Loans
Number of Loans	52,781	41,874	82,465	37,370	21,671
Volume of Loans	$3,786	$2,214	$3,327	$1,490	$1,056
Percent of Total Dollar Volume	5.2%	2.4%	5.0%	3.8%	5.3%
Nonprime Mortgage Loans
Number of Loans	77,985	29,094	9,627	6,971	16,061
Volume of Loans	$11,825	$5,004	$1,639	$841	$1,691
Percent of Total Dollar Volume	16.2%	5.5%	2.4%	2.1%	8.5%
Total Loans
Number of Loans	407,323	537,463	462,849	285,764	165,029
Volume of Loans	$72,848	$91,211	$67,188	$39,312	$19,941
Average Loan Amount	$179,000	$170,000	$145,000	$138,000	$121,000

      The following table presents our Full Spectrum Lending mortgage loan production by loan type:

	Full Spectrum Lending Division Loan Production

	Years Ended			Ten Months
	December 31,			Ended	Year Ended
				December 31,	February 28,
	2004	2003	2002	2001	2001

	(Dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	11,775	4,757	621	228	192
Volume of Loans	$1,604	$607	$81	$27	$16
Percent of Total Dollar Volume	10.2%	7.7%	2.3%	1.5%	0.9%
Conventional Non-conforming Loans
Number of Loans	7,028	3,772	1,328	148	11
Volume of Loans	$1,312	$580	$188	$22	$6
Percent of Total Dollar Volume	8.3%	7.3%	5.2%	1.2%	0.4%
FHA/ VA Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	0.0%	0.0%
Prime Home Equity Loans
Number of Loans	10,432	5,286	3,319	1,502	723
Volume of Loans	$646	$345	$240	$73	$27
Percent of Total Dollar Volume	4.1%	4.3%	6.7%	4.0%	1.6%
Nonprime Mortgage Loans
Number of Loans	77,533	38,915	20,583	12,253	15,947
Volume of Loans	$12,194	$6,403	$3,077	$1,709	$1,607
Percent of Total Dollar Volume	77.4%	80.7%	85.8%	93.3%	97.1%
Total Loans
Number of Loans	106,768	52,730	25,851	14,131	16,873
Volume of Loans	$15,756	$7,935	$3,586	$1,831	$1,656
Average Loan Amount	$148,000	$150,000	$139,000	$130,000	$98,000

      The following table presents our Capital Markets mortgage loan production by loan type, which consists of mortgage loans managed on behalf of Countrywide Home Loans, for the periods indicated:

	Capital Markets Mortgage Loan Production

	Years Ended			Ten Months
	December 31,			Ended	Year Ended
				December 31,	February 28,
	2004	2003	2002	2001	2001

	(Dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	19,481	7,818	5,910	540	1,376
Volume of Loans	$4,083	$1,342	$1,038	$76	$405
Percent of Total Dollar Volume	22.6%	6.0%	12.0%	2.6%	21.9%
Conventional Non-conforming Loans
Number of Loans	17,730	37,466	11,654	695	1,268
Volume of Loans	$7,327	$16,267	$4,586	$274	$371
Percent of Total Dollar Volume	40.5%	73.3%	53.0%	9.2%	20.0%
FHA/ VA Loans
Number of Loans	3,355	5	267	1,144	—
Volume of Loans	$435	$1	$76	$455	—
Percent of Total Dollar Volume	2.4%	0.0%	0.9%	15.3%	0.0%
Prime Home Equity Loans
Number of Loans	2,440	6,228	3,037	8	2,216
Volume of Loans	$274	$288	$128	—	$98
Percent of Total Dollar Volume	1.5%	1.3%	1.5%	0.0%	5.3%
Nonprime Mortgage Loans
Number of Loans	31,209	29,143	19,257	17,012	10,329
Volume of Loans	$5,960	$4,302	$2,831	$2,162	$978
Percent of Total Dollar Volume	33.0%	19.4%	32.6%	72.9%	52.8%
Total Loans
Number of Loans	74,215	80,660	40,125	19,399	15,189
Volume of Loans	$18,079	$22,200	$8,659	$2,967	$1,852
Average Loan Amount	$244,000	$275,000	$216,000	$153,000	$122,000

      The following table presents our Treasury Bank mortgage loan production by loan type for the periods indicated:

	Summary of Treasury Bank Mortgage Loan Production

	Years Ended			Ten Months
	December 31,			Ended	Year Ended
				December 31,	February 28,
	2004	2003	2002	2001	2001

	(Dollars in millions, except average loan amount)
Conventional Conforming Loans
Number of Loans	4,982	204	295	—	—
Volume of Loans	$910	$71	$131	—	—
Percent of Total Dollar Volume	3.4%	0.5%	16.3%	—	—
Conventional Non-conforming Loans
Number of Loans	61,619	24,593	—	—	—
Volume of Loans	$18,938	$8,736	—	—	—
Percent of Total Dollar Volume	69.8%	60.9%	0.0%	—	—
FHA/ VA Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	—	—
Prime Home Equity Loans
Number of Loans	192,639	155,418	22,727	—	—
Volume of Loans	$7,268	$5,547	$674	—	—
Percent of Total Dollar Volume	26.8%	38.6%	83.7%	—	—
Nonprime Mortgage Loans
Number of Loans	—	—	—	—	—
Volume of Loans	—	—	—	—	—
Percent of Total Dollar Volume	0.0%	0.0%	0.0%	—	—
Total Loans
Number of Loans	259,240	180,215	23,022	—	—
Volume of Loans	$27,116	$14,354	$805	—	—
Average Loan Amount	$105,000	$80,000	$35,000	—	—

Item 2.	Properties
      The primary executive and administrative offices of Countrywide are located in and around Calabasas, California.
      Calabasas, California — We own our headquarters facility, which consists of approximately 245,000 square feet and is situated on 20 acres of land. Our Corporate Accounting, Tax and Legal Departments are located in an 86,000 square foot office building that we have leased with an option to purchase.
      Thousand Oaks, California — We own a 158,000 square foot office building that houses the executive and administrative operations of Treasury Bank.
      Rosemead, California — We sublease, with an option to purchase a 215,000 square foot facility that houses loan production and certain subsidiary operations.
      West Hills, California — We lease and sublease approximately 282,000 square feet, where our Correspondent Lending and Wholesale Divisions are located. We also own two buildings totaling 162,000 square feet in Agoura Hills, California, housing loan production technology operations.

      Simi Valley, California — We own four office buildings totaling approximately 796,000 square feet which currently house loan servicing operations, as well as Treasury Bank’s document custodian operations and our collateral documents and document management operations. We own a fifth building that will be renovated to house loan servicing operations and other business units. We also lease 304,000 square feet that house the Balboa Life & Casualty insurance tracking operations and a variety of operating subsidiaries.
      Westlake Village, California — We own a 258,000 square foot facility which houses our marketing, treasury and other administrative operations.
      Irvine, California — We lease a 136,000 square foot office building that houses the executive and administrative operations of Balboa Life & Casualty.
      Lancaster, California — We lease, with an option to purchase, 202,000 square feet of office buildings. The Lancaster facilities currently house loan servicing operations.
      Plano, Texas — We own four office buildings totaling approximately 958,000 square feet on 38.5 acres that house additional loan servicing, loan production, data processing and subsidiary operations.
      Chandler, Arizona — We own two office buildings and land totaling approximately 154,000 square feet which currently houses certain Full Spectrum Lending and loan production technology operations. We intend to develop the land into additional office space.
      Fort Worth, Texas — We own a 458,000 square foot facility that houses loan servicing and various other administrative operations.
      Additional space located in Woodland Hills, Calabasas Hills and Pasadena, California, is currently under lease for certain operations including: loan production, human resources, accounting and other administrative operations. These leases provide an additional 369,000 square feet on varying terms. In addition, we lease space for our branch offices throughout the United States.

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

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities
      The Company’s common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange (Symbol: CFC). The following table sets forth the high and low sales prices (as reported by the

New York Stock Exchange) for the Company’s common stock and the amount of cash dividends declared during the last two periods:

For the Year Ended December 31, 2003(1)

	Stock Price
			Cash Dividends
Period Ended	High	Low	Declared

March 31, 2003	$14.68	$12.62	$0.03
June 30, 2003	$19.68	$14.43	$0.03
September 30, 2003	$19.83	$15.88	$0.04
December 31, 2003	$27.27	$19.38	$0.05

For the Year Ended December 31, 2004(1)

	Stock Price
			Cash Dividends
Period Ended	High	Low	Declared

March 31, 2004	$32.41	$23.13	$0.07
June 30, 2004	$36.27	$27.20	$0.08
September 30, 2004	$39.83	$32.75	$0.10
December 31, 2004	$39.93	$30.30	$0.12

(1)	Adjusted to reflect subsequent stock dividends and splits.
      The Company has declared and paid cash dividends on its common stock quarterly since 1982. The Board of Directors of the Company declares dividends based on its review of the most recent quarter’s profitability along with the Company’s earnings prospects and capital requirements. Effective January 1, 2001, the Company changed its fiscal year. As a result, no dividend was declared in the quarter ended March 31, 2002 as the previous period (the month of December 31, 2001) was the short period in the transition year. In recognition of this change, the Board of Directors supplemented the dividend declared during the quarter ended June 30, 2002, to provide shareholders a return for the one-month period. During the years ended December 31, 2004 and 2003, the Company declared quarterly cash dividends totaling $0.37 and $0.15 per share, respectively.
      The ability of the Company to pay dividends in the future is limited by the earnings, cash position and capital needs of the Company, general business conditions and other factors deemed relevant by the Company’s Board of Directors. The Company is prohibited under certain of its debt agreements, including its guarantee of Countrywide Home Loans’ revolving credit facility, from paying dividends on any capital stock (other than dividends payable in capital stock or stock rights) if in default; otherwise the Company may pay dividends in an aggregate amount not to exceed the greater of: (i) the after-tax net income of the Company, determined in accordance with generally accepted accounting principles, for the fiscal year to the end of the quarter to which the dividends relate, or (ii) the aggregate amount of dividends paid on common stock during the immediately preceding year. The ability of the Company to pay dividends may also be limited by the Federal Reserve Board if it determines that the payment of dividends by the Company would hinder its ability to serve as a source of strength for Treasury Bank or would otherwise be detrimental to the continued viability of Treasury Bank or the Company.
      The primary source of funds for payments to stockholders by the Company is dividends received from its subsidiaries. Accordingly, such payments by the Company in the future also depend on various restrictive covenants in the debt obligations of its subsidiaries, the earnings, the cash position and the capital needs of its subsidiaries, as well as laws and regulations applicable to its subsidiaries. Unless the Company and Countrywide Home Loans each maintains specified minimum levels of net worth and certain other financial ratios, dividends cannot be paid by the Company and Countrywide Home Loans to remain in compliance with certain of Countrywide Home Loans’ debt obligations (including its revolving credit facility). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      As of December 31, 2004 there were 1,967 shareholders of record of the Company’s common stock, with 581,648,881 common shares outstanding.
      The following table shows Company repurchases of its common stock for each calendar month during the quarter ended December 31, 2004.

Total Number of
			Shares Purchased	Maximum Number of
	Total Number		as Part of Publicly	Shares That May Yet Be
	of Shares	Average Price Paid	Announced Plan	Purchased Under the
Calendar Month	Purchased(1)(2)	per Share(2)	or Program(1)	Plan or Program(1)

October	—	—	n/a	n/a
November	—	—	n/a	n/a
December	—	—	n/a	n/a

Total	—	—	n/a	n/a

(1)	The Company has no publicly announced plans or programs to repurchase its stock. The shares indicated in this table represent only the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2)	The shares purchased and the price paid per share have not been adjusted for stock splits.

Item 6.	Selected Consolidated Financial Data

	Years Ended			Ten Months
	December 31,			Ended	Year Ended
				December 31,	February 28,
	2004	2003	2002	2001	2001

	(Dollar amounts in thousands, except per share data)
Statement of Earnings Data(1):
Revenues:
Gain on sale of loans and securities	$4,836,945	$5,890,325	$3,471,218	$1,601,990	$907,973
Interest income	4,629,795	3,342,200	2,253,296	1,806,596	1,324,066
Interest expense	(2,608,338)	(1,940,207)	(1,461,066)	(1,474,719)	(1,330,724)

Net interest income (expense)	2,021,457	1,401,993	792,230	331,877	(6,658)
Provision for loan losses	(71,775)	(48,204)	(26,565)	(26,108)	—

Net interest income (expense) after provision for loan losses	1,949,682	1,353,789	765,665	305,769	(6,658)

Loan servicing fees and other income from retained interests	3,269,587	2,804,338	2,028,922	1,367,381	1,227,474
Amortization of MSRs	(1,940,457)	(2,069,246)	(1,267,249)	(805,533)	(518,199)
Impairment of retained interests	(648,137)	(1,432,965)	(3,415,311)	(1,472,987)	(915,589)
Servicing hedge (losses) gains	(215,343)	234,823	1,787,886	908,993	797,148

Net loan servicing fees and other income (loss) from retained interests	465,650	(463,050)	(865,752)	(2,146)	590,834

Net insurance premiums earned	782,685	732,816	561,681	316,432	274,039
Commissions and other revenue	531,665	464,762	358,855	248,506	167,386

Total revenues	8,566,627	7,978,642	4,291,667	2,470,551	1,933,574

Expenses:
Compensation expenses	3,137,045	2,590,925	1,773,318	968,232	702,626
Occupancy and other office expenses	717,526	586,648	447,723	291,571	262,370
Insurance claims expenses	390,203	360,046	277,614	134,819	106,827
Advertising and promotion expenses	171,585	103,902	86,278	54,068	71,557
Other operating expenses	554,395	491,349	363,711	233,242	204,159

Total expenses	4,970,754	4,132,870	2,948,644	1,681,932	1,347,539

Earnings before income taxes	3,595,873	3,845,772	1,343,023	788,619	586,035
Provision for income taxes	1,398,299	1,472,822	501,244	302,613	211,882

Net earnings	$2,197,574	$2,372,950	$841,779	$486,006	$374,153

Per Share Data(2):
Earnings
Basic	$3.90	$4.44	$1.69	$1.01	$0.81
Diluted	$3.63	$4.18	$1.62	$0.97	$0.79
Cash dividends declared	$0.37	$0.15	$0.09	$0.10	$0.10
Weighted average shares outstanding:
Basic	563,981,000	533,920,000	498,960,000	481,356,000	459,730,000
Diluted	605,722,000	567,252,000	520,137,000	500,415,000	476,243,000
Selected Balance Sheet Data at End of Period(1):
Total assets	$128,495,705	$97,977,673	$58,058,531	$37,244,419	$22,983,012
Short-term debt	$54,433,129	$51,830,250	$28,311,361	$15,210,374	$7,300,030
Long-term debt	$32,645,665	$20,131,623	$14,145,014	$11,425,096	$8,171,496
Common shareholders’ equity	$10,310,076	$8,084,716	$5,161,133	$4,087,642	$3,559,264
Operating Data (In millions):
Loan servicing portfolio(3)	$838,322	$644,855	$452,405	$336,627	$293,600
Volume of loans originated	$363,006	$434,864	$251,901	$123,969	$68,923

(1)	Certain amounts in the Consolidated Financial Statements have been reclassified to conform to current year presentation.

(2)	Adjusted to reflect subsequent stock dividends, splits, and EITF 04-8, which required the Company to include the assumed conversion of its convertible debentures in earnings per share.

(3)	Includes warehoused loans and loans under subservicing agreements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Countrywide’s core business is residential mortgage banking. In recent years, we have expanded from our core mortgage banking business into related businesses. We have pursued this diversification to capitalize on meaningful opportunities to leverage our core mortgage banking business and to provide sources of earnings that are less cyclical than the mortgage banking business. We manage these businesses through five business segments — Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.
      The mortgage banking business continues to be the primary source of our revenues and earnings. As a result, the primary influence on our operating results is the aggregate demand for mortgage loans in the U.S., which is affected by such external factors as prevailing mortgage rates and the strength of the U.S. housing market.
      In 2004, total U.S. residential mortgage production declined 25% from 2003’s record-setting market to an estimated $2.9 trillion. This decline was largely attributable to a decline in mortgage refinance activity caused by interest rates rising from the historically low levels reached in 2003. This change in the direction and level of interest rates notwithstanding, our mortgage banking operations achieved their second best annual performance in 2004, as the reduction in mortgage loan production resulting from higher interest rates was partially offset by an increase in market share. During 2004, we became the largest originator of mortgage loans increasing our market share from 11.4% to 12.7% (Source of Mortgage Market: Mortgage Bankers Association). This mortgage banking performance was bolstered by increased profits from our diversified businesses, in particular the Banking Segment. As a result our net earnings reached $2,197.6 million in 2004, a decrease of $175.4 million, or 7%, from 2003.
      For 2005, forecasters predict a 11% to 23% reduction in total U.S. mortgage production, due to an expected continuation in the decline in mortgage refinance activity. We believe that a market within the forecasted range would still be conducive to a profitable loan production business, although we would expect increased competitive pressures to impact the profits earned by that business. A reduction in mortgage refinance activity should result, however, in an increase in profitability from our investment in mortgage servicing rights (“MSRs”). We also expect that a decline in mortgage production would result in a reduction in mortgage securities trading and underwriting volume, which may negatively impact the profitability of our Capital Markets Segment. We plan to grow our investment in mortgage loans at the Bank irrespective of the mortgage market. As a result, we expect earnings in our Banking Segment to increase.
      The principal market risk we face is interest rate risk — the risk that the value of our assets or liabilities or our net interest income will change due to changes in interest rates. We manage this risk primarily through the natural counterbalance of our loan production operations and our investment in MSRs, as well as through the use of various financial instruments including derivatives. The overall objective of our interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.
      We also face credit risk, primarily related to our residential mortgage production activities. Credit risk is the potential for financial loss resulting from the failure of a borrower or an institution to honor its contractual obligations to us. We manage mortgage credit risk principally by selling substantially all of the mortgage loans that we produce, limiting credit recourse to Countrywide in those transactions, and by retaining high credit quality mortgages in our loan portfolio.
      Our liquidity and financing requirements are significant. We meet these requirements in a variety of ways, including use of the public corporate debt and equity markets, mortgage- and asset-backed securities markets, and, increasingly, through the financing activities of our Bank. The objective of our liquidity management is to ensure that adequate, diverse and reliable sources of cash are available to meet our funding needs on a cost-effective basis. Our ability to raise financing at the level and cost required to compete effectively is dependent on maintaining our high credit standing.
      The mortgage industry has undergone rapid consolidation in recent years, and we expect this trend to continue in the future. Today the industry is dominated by large, sophisticated financial institutions. To compete effectively in the future, we will be required to maintain a high level of operational, technological and managerial expertise, as well as an ability to attract capital at a competitive cost. We believe that we will benefit from industry consolidation through increased market share and rational price competition.
      Countrywide is a diversified financial services company with mortgage banking at its core. Our goal is to continue as the leader in the mortgage banking business. We plan to leverage our position in mortgage banking to grow our related businesses.
      As used in this Report, references to “we,” “our,” “the Company” or “Countrywide” refer to Countrywide Financial Corporation and its consolidated subsidiaries unless otherwise indicated.
Critical Accounting Policies
      The accounting policies with the greatest impact on our financial condition and results of operations, and which require the most judgment, pertain to our mortgage securitization activities, our investments in MSRs and other retained interests, and our use of derivatives to manage interest rate risk. Our critical accounting policies involve the following three areas: 1) accounting for gains on sales of loans and securities; 2) accounting for MSRs and other retained interests, including valuation of these retained interests; and 3) accounting for derivatives and our related interest rate risk management activities.

Gain on Sale of Loans and Securities
      Substantially all of the mortgage loans we produce are sold in the secondary mortgage market, primarily in the form of securities and to a lesser extent as whole loans. When we sell loans in the secondary mortgage market we generally retain the MSRs. Depending on the type of securitization, there may be other interests we retain including interest-only securities, principal-only securities and residual securities.
      We determine the gain on sale of a security or loans by allocating the carrying value of the underlying mortgage loans between securities or loans sold and the interests retained, based on their relative estimated fair values. The gain on sale we report is the difference between the cash proceeds from the sale and the cost allocated to the securities or loans sold. The timing of such gain recognition is dependent on meeting very specific accounting criteria and, as a result, the gain on sale may be recorded in a different accounting period from when the securitization was completed.
      Here is an example of how this accounting works:

Carrying value of mortgage loans underlying a security(1)	$1,000,000

Fair Values:
Security	$998,000
Retained Interests	12,000

Total fair value	$1,010,000

Computation of gain on sale of security:
Sales proceeds	$998,000
Less: Cost allocated to security ($1,000,000 x ($998,000÷$1,010,000))	988,119

Gain on sale	$9,881

Initial recorded value of retained interests ($1,000,000 — $988,119)	$11,881

(1)	The carrying value of mortgage loans includes the outstanding principal balance of the loans, net of deferred origination costs and fees and any premiums or discounts.

Accounting for MSRs and Other Retained Interests
      Once MSRs have been recorded, they must be periodically evaluated for impairment. Impairment occurs when the current fair value of the MSRs falls below the asset’s carrying value. We stratify our MSRs by predominate risk characteristic when evaluating for impairment.
      If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. (As of December 31, 2004, the MSR impairment valuation allowance was $1.1 billion.) If impairment is deemed to be other than temporary, the valuation allowance is applied to reduce the cost basis of the MSRs. Absent hedge accounting, MSRs cannot be carried above their amortized cost basis.
      MSRs are also subject to periodic amortization. We compute MSR amortization by applying the ratio of the net MSR cash flows projected for the current period to the estimated total remaining net MSR cash flows. The estimated total net MSR cash flows are determined at the beginning of each reporting period, using prepayment assumptions applicable at that time.
      We account for other retained interests recognized before July 1, 2004, as available-for-sale securities. For these investments, impairment is recognized as a reduction to shareholders’ equity (net of tax). If the impairment is deemed to be other than temporary, it is recognized in current-period earnings. Once we record this impairment, we recognize subsequent increases in the value of these other retained interests in earnings over the estimated remaining life of the investment through a higher effective yield. Other retained interests recognized on or after July 1, 2004, are accounted for as trading securities with all changes in estimated fair value recognized in current-period earnings.

Valuation of MSRs and Other Retained Interests
      Considerable judgment is required to determine the fair values of our retained interests. Unlike government securities and other highly liquid investments, the precise market value of retained interests cannot be readily determined because these assets are not actively traded in stand-alone markets.
      Our MSR valuation process combines the use of a sophisticated discounted cash flow model and extensive analysis of current market data to arrive at an estimate of fair value at each balance sheet date. Senior financial management exercises extensive and active oversight of this process. The cash flow assumptions and prepayment assumptions used in our discounted cash flow model are based on our empirical data drawn from the historical performance of our MSRs, which we believe are consistent with assumptions used by market participants valuing similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rate (projected LIBOR plus option-adjusted spread). These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change. We assess the reasonableness of our MSR valuation quarterly by comparison to the following market data (as available): MSR trades; MSR broker valuations; prices of interest-only securities; and peer group MSR valuation surveys.
      For our other retained interests, we also estimate fair value through the use of discounted cash flow models. The key assumptions used in the valuation of our other retained interests include mortgage prepayment speeds, discount rates, and for residual interests containing credit risk, the net lifetime credit losses. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk Management” section in this Report for further discussion of credit risk.) We develop cash flow and prepayment assumptions based on our own empirical data drawn from the historical performance of the loans underlying our other retained interests, which we believe are consistent with assumptions that other major market participants would use in determining the assets’ fair value.

      The following table shows the key assumptions we used to determine the fair values of our MSRs at December 31, 2004, and the value sensitivity of our MSRs to changes in such assumptions.

MSRs

(Dollar amounts
in thousands)
Fair value of MSRs	$8,882,917
Carrying value of MSRs	$8,729,929
Carrying value as a percentage of MSR portfolio	1.15%
Weighted-average service fee	0.34%
Weighted-average life (in years)	6.1
Multiple of net service fee	3.4
Weighted-average annual prepayment speed	22.0%
Impact of 10% adverse change	$452,705
Impact of 20% adverse change	$859,520
Weighted-average OAS(1)	6.0%
Impact of 10% adverse change	$156,338
Impact of 20% adverse change	$306,544

(1) Option-adjusted spread over LIBOR.
      The yield implied in the market value of the MSRs was 10.4% at December 31, 2004.
      The following table shows the key assumptions we used to determine the fair values of our other retained interests at December 31, 2004, and the value sensitivity of our other retained interests to changes in such assumptions.

Other Retained
Interests

(Dollar amounts
in thousands)
Fair value of retained interests	$1,908,504
Weighted-average life (in years)	2.5
Weighted-average annual prepayment speed	34.8%
Impact of 10% adverse change	$211,947
Impact of 20% adverse change	$394,330
Weighted-average annual discount rate	18.1%
Impact of 10% adverse change	$46,376
Impact of 20% adverse change	$88,818
Weighted-average net lifetime credit losses	2.0%
Impact of 10% adverse change	$80,833
Impact of 20% adverse change	$158,730
      These sensitivities are solely for illustrative purposes and should be used with caution. This information is furnished to provide the reader with a basis for assessing the sensitivity of the values presented to changes in key assumptions. As the figures indicate, changes in fair value based on a 10% variation in individual assumptions generally cannot be extrapolated. In addition, in the above tables, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption. In reality, changes in one factor may coincide with changes in another, which could compound or counteract the sensitivities.

Derivatives and Interest Rate Risk Management Activities
      We use derivatives extensively in connection with our interest rate risk management activities. We record all derivative instruments at fair value.
      We may qualify some of our interest rate risk management activities for hedge accounting. A primary requirement to qualify for hedge accounting is the demonstration on an ongoing basis that our interest rate risk management activity is highly effective. We use standard statistical measures to determine the effectiveness of our hedging activity. If we are unable to, or choose not to, qualify certain interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments is reflected in current-period earnings, while the change in fair value of the related asset or liability may not, thus creating a possible earnings mismatch. This issue is potentially most significant regarding MSRs, which absent the application of hedge accounting, are required to be carried at the lower of amortized cost or market.
      In connection with our mortgage loan origination activities, we issue interest rate lock commitments (“IRLCs”) to loan applicants and financial intermediaries. The IRLCs guarantee a loan’s terms, subject to credit approval, for a period typically between seven and 60 days. IRLCs are derivative instruments and, therefore, are required to be recorded at fair value, with changes in fair value reflected in current-period earnings. However, unlike most other derivative instruments, there is no active market for IRLCs that can be used to determine an IRLC’s fair value. Consequently, we have developed a method for estimating the fair value of our IRLCs.
      We estimate the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan, adjusted for the probability that the loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based on quoted MBS prices. The change in fair value of the underlying mortgage loan is measured from the date we issue the commitment. Therefore, at the time of issuance the estimated fair value of an IRLC is zero. Subsequent to issuance, the value of an IRLC can be either positive or negative, depending on the change in value of the underlying mortgage loan. The probability that the loan will fund within the terms of the IRLC is influenced by a number of factors — in particular, the change, if any, in mortgage rates subsequent to the lock date. In general, the probability of funding increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the application, age of the application, purpose for the loan (purchase or refinance) and the application approval rate. We have developed closing ratio estimates using historical empirical data that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. These closing ratio estimates are used to calculate the number of loans that we expect to fund within the terms of the IRLCs.

Stock Split Effected as Stock Dividends
      In April 2004 and August 2004, we completed a 3-for-2 and a 2-for-1 stock split respectively, effected as stock dividends. In addition, in the fourth quarter of 2004 the Emerging Issues Task Force reached a consensus on Issue No. 04-8, which required the Company to include the assumed conversion of its convertible debentures in diluted earnings per share. All references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the number of common shares and earnings per share amounts have been adjusted accordingly.
Results of Operations Comparison — Year Ended December 31, 2004, (“2004”) and Year Ended December 31, 2003 (“2003”)
Consolidated Earnings Performance
      Net earnings were $2,197.6 million during 2004, a 7% decrease from 2003. The decrease in our earnings was driven primarily by a decrease in the profitability of our Mortgage Banking Segment. The Mortgage Banking Segment produced pre-tax earnings of $2,335.7 million for 2004, a decrease of 21% from 2003. In the

Mortgage Banking Segment, improved financial performance of our MSRs was more than offset by a decline in the profitability of our Loan Production Sector. Although net earnings decreased 7% from prior year, earnings per share for 2004 decreased 13% to $3.63 as a result of an increase in the average number of diluted shares outstanding during the period.
      Loan Production Sector pre-tax earnings were $2,684.3 million for 2004, a decrease of $1,403.6 million from the prior year. The decrease in the profitability of the Loan Production Sector resulted from lower Prime Mortgage Loan production and sales combined with a compression in margins, which was caused by generally higher mortgage interest rates; increased borrower demand for lower-margin adjustable-rate mortgages; greater pricing competition; and, higher loan origination costs. Production Sector profitability in 2004 was bolstered by increased sales of higher-margin Nonprime Mortgage and Prime Home Equity Loans.
      The pre-tax loss in the Loan Servicing Sector, which incorporates the performance of our MSRs and other retained interests, was $433.5 million, an improvement of $799.9 million from the year-ago period. The reduced pre-tax loss was primarily attributable to a decrease in the combined amount of amortization and impairment, net of Servicing Hedge (losses) gains, which totaled $2,799.7 million in 2004, compared to $3,267.4 million in the year-ago period.
      Profits from our Diversified Businesses were up significantly in 2004. In particular, our Banking Segment increased its pre-tax earnings by $295.3 million from the year-ago period, primarily as the result of increases in the balance of mortgage loans held by Treasury Bank. In total, Diversified Businesses contributed $1,260.2 million in pre-tax earnings for 2004, an increase of 41% from the year-ago period.
Operating Segment Results
      Pre-tax earnings by segment are summarized below:

	Years Ended
	December 31,

	2004	2003

	(In thousands)
Mortgage Banking:
Loan Production	$2,684,258	$4,087,866
Loan Servicing	(433,531)	(1,233,475)
Loan Closing Services	84,986	97,825

Total Mortgage Banking	2,335,713	2,952,216

Diversified Businesses:
Banking	582,483	287,217
Capital Markets	479,115	442,303
Insurance	160,093	138,774
Global Operations	41,865	25,607
Other	(3,396)	(345)

Total Diversified Businesses	1,260,160	893,556

Pre-tax earnings	$3,595,873	$3,845,772

      The pre-tax earnings of each segment include intercompany transactions, which are eliminated in the “other” category above.

      Mortgage loan production by segment and product is summarized below:

	Years Ended
	December 31,

	2004	2003

	(In millions)
Segment:
Mortgage Banking	$317,811	$398,310
Capital Markets’ conduit acquisitions	18,079	22,200
Banking — Treasury Bank	27,116	14,354

	$363,006	$434,864

Product:
Prime Mortgage	$292,672	$396,934
Nonprime Mortgage	39,441	19,827
Prime Home Equity	30,893	18,103

	$363,006	$434,864

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

Loan Production Sector
      The Loan Production Sector produces mortgage loans through the four production divisions of Countrywide Home Loans (“CHL”) — Consumer Markets, Wholesale Lending, Correspondent Lending and Full Spectrum Lending. Full Spectrum Lending, Inc. was a subsidiary of CFC until it merged with CHL in December 2004.
      The pre-tax earnings of the Loan Production Sector are summarized below:

	Years Ended December 31,

	2004		2003

		Percentage of		Percentage of
		Loan Production		Loan Production
	Amount	Volume	Amount	Volume

		(Dollar amounts in thousands)
Revenues:
Prime Mortgage	$3,187,108		$5,713,008
Nonprime Mortgage	1,364,912		564,188
Prime Home Equity	1,130,406		210,264

Total revenues	5,682,426	1.79%	6,487,460	1.63%

Expenses:
Compensation expenses	1,894,187	0.60%	1,511,876	0.38%
Other operating expenses	703,309	0.22%	489,708	0.12%
Allocated corporate expenses	400,672	0.13%	398,010	0.10%

Total expenses	2,998,168	0.95%	2,399,594	0.60%

Pre-tax earnings	$2,684,258	0.84%	$4,087,866	1.03%

      Decreased demand for residential mortgages from the historic levels experienced in 2003 resulted in lower production volume in 2004. The resulting decline in our production was moderated by an increase in our market share from the year-ago period. Our mortgage loan production market share was 12.7% in 2004, up from 11.4% in 2003 (Source of Mortgage Market: Mortgage Bankers Association).
      Revenues declined over the prior year due primarily to a reduction in production and sales volumes and to decreased margins on Prime Mortgage Loans. Sales of Prime Mortgage Loans were $268.2 billion in the current period compared to $363.2 billion in the prior year. We attribute the decline in margins on Prime Mortgage Loans to increased price competition caused by the significant reduction in refinance activity, as well as to the shift in consumer preference towards adjustable rate mortgages, which generally carry lower margins than 30-year fixed-rate mortgages. The decline in Prime Mortgage Loan revenues was partially offset by increased production and sales of higher margin Nonprime Mortgage and Prime Home Equity Loans. Combined sales of Nonprime Mortgage and Prime Home Equity Loan products were $56.5 billion in 2004 compared to $11.1 billion in 2003. The increase in total revenues as a percentage of loan volume in 2004 is attributable to a shift in mix toward Nonprime Mortgage and Prime Home Equity Loans, which generally have higher revenues, as a percentage of the loan balance, than Prime Mortgage Loans.
      Operating expenses increased, both in dollars and in proportion to loan production volume, compared to the prior year. Expenses increased primarily due to an increase in sales and marketing costs and to a general reduction in productivity from the very high levels achieved during the peak of refinance activity in 2003. The increase in sales and marketing costs were related to increased production in 2004 of purchase Prime Mortgage Loans, Nonprime Mortgage Loans and Prime Home Equity Loans, as well as to an increase in the percentage of total loans produced through our retail channels. We continued to expand our loans production operations in 2004 despite a decline in the overall market to support our long-term objective of market share growth.
      Mortgage Banking loan production volume for 2004 decreased 20% in comparison to 2003. Non-purchase loan production declined by 42%, while purchase production increased by 33%. The increase in purchase loans is significant because this component of the mortgage market offers relatively stable growth, averaging 11% per year over the last 10 years. The non-purchase, or refinance, component of the mortgage market is highly volatile because it is driven almost exclusively by prevailing mortgage rates.
      The following table summarizes Mortgage Banking loan production by purpose and by interest rate type:

	Years Ended
	December 31,

	2004	2003

	(In millions)
Purpose:
Purchase	$154,486	$115,750
Non-purchase	163,325	282,560

	$317,811	$398,310

Interest Rate Type:
Fixed Rate	$163,588	$327,412
Adjustable Rate	154,223	70,898

	$317,811	$398,310

      In 2004, 49% of our loan production was adjustable-rate in comparison to 18% in 2003. The shift in homeowner preferences toward adjustable-rate mortgages in 2004 was driven by an increase in 30-year fixed mortgage rates, coupled with the availability of attractive product alternatives such as hybrid adjustable-rate and short-term pay-option adjustable-rate mortgages that provide a relatively low fixed rate for the first three to ten years of the mortgage.

      The volume of Mortgage Banking Prime Home Equity and Nonprime Mortgage Loans produced (which is included in our total volume of loans produced) increased 104% during the current period from the prior period. Details are shown in the following table.

	Years Ended
	December 31,

	2004	2003

	(Dollar amounts in
	millions)
Prime Home Equity Loans	$23,351	$12,268
Nonprime Mortgage Loans	33,481	15,525

	$56,832	$27,793

Percent of total Mortgage Banking loan production	17.9%	7.0%

      Prime Home Equity and Nonprime Mortgage Loans generally provide higher profit margins, and the demand for such loans is believed to be less interest rate sensitive than the demand for Prime Mortgage Loans. Consequently, we believe these loans will be a significant component of the Loan Production Sector’s future profitability, in particular if mortgage rates continue to rise.
      During 2004, the Loan Production Sector operated at approximately 111% of planned operational capacity, compared to 123% during the year-ago period. The primary capacity constraint in our loan origination activities is the number of loan operations personnel we have on staff. Therefore, we measure planned capacity with reference to the number of our loan operations personnel multiplied by the number of loans we expect each loan operations staff person to process under normal conditions. As loan production volume has declined, there has been a reduction in productivity to more sustainable levels that has resulted in higher overall unit costs. We plan to continue building our sales staff despite a potential further drop in loan origination volume as a primary means to increase our market share, particularly for purchase loans.
      The following table summarizes the number of people included in the Loan Production Sector workforce:

	Workforce at
	December 31,

	2004	2003

Sales	12,833	8,681
Operations:
Regular employees	7,992	7,116
Temporary staff	934	504

	8,926	7,620
Production technology	1,024	994
Administration and support	2,288	1,723

Total Loan Production Sector workforce	25,071	19,018

      The following table shows total Mortgage Banking loan production volume by division:

	Years Ended
	December 31,

	2004	2003

	(In millions)
Correspondent Lending	$133,588	$194,948
Consumer Markets	95,619	104,216
Wholesale Lending	72,848	91,211
Full Spectrum Lending	15,756	7,935

	$317,811	$398,310

      The commissioned sales force of the Consumer Markets Division numbered 4,825, at December 31, 2004, an increase of 1,341 or 38% compared to December 31, 2003. The commissioned sales force contributed $36.9 billion in purchase originations during 2004, a 43% increase over the year-ago period. The purchase production generated by the commissioned sales force represented 75% of the Consumer Markets Division’s purchase production for 2004. In addition, the Consumer Markets Division has expanded its branch network to 577 branch offices at December 31, 2004, an increase of 111 offices over the year-ago period.
      The Wholesale Lending Division and Full Spectrum Lending Division also continued to grow their sales forces as a means to increase market share. At December 31, 2004, the sales force in the Wholesale Lending Division numbered 1,123, an increase of 27% compared to December 31, 2003. The Full Spectrum Lending Division expanded its sales force by 1,544, or 77%, compared to December 31, 2003, and has expanded its branch network to 160 branch offices at December 31, 2004, an increase of 63 offices over the prior year.

Loan Servicing Sector
      The Loan Servicing Sector includes a significant processing operation, consisting of approximately 6,300 employees who service our 6.2 million mortgage loans. Also included in the Loan Servicing Sector’s results is the performance of our investments in MSRs and other retained interests and associated risk management activities, as well as profits from subservicing activities in the United States. The long-term performance of this sector is impacted primarily by the level of interest rates and the corresponding impact on the level of projected and actual prepayments in our servicing portfolio.
      The following table summarizes the results for the Loan Servicing Sector:

	Years Ended December 31,

	2004		2003

		Percentage of		Percentage of
		Average		Average
		Servicing		Servicing
	Amount	Portfolio	Amount	Portfolio

	(Dollar amounts in thousands)
Servicing fees, net of guarantee fees	$2,382,685	0.327%	$1,917,014	0.350%
Miscellaneous fees	525,807	0.072%	546,380	0.099%
Income from other retained interests	388,474	0.054%	410,346	0.075%
Escrow balance expense	(86,514)	(0.012)%	(212,562)	(0.039)%
Amortization of mortgage servicing rights	(1,940,457)	(0.267)%	(2,069,246)	(0.377)%
Impairment of retained interests	(643,864)	(0.088)%	(1,432,965)	(0.261)%
Servicing hedge (losses) gains	(215,343)	(0.030)%	234,823	0.043%

Total servicing revenues	410,788	0.056%	(606,210)	(0.110)%

Operating expenses	460,552	0.063%	359,005	0.066%
Allocated corporate expenses	77,015	0.011%	84,126	0.015%

Total servicing expenses	537,567	0.074%	443,131	0.081%

Interest expense	306,752	0.042%	184,134	0.034%

Pre-tax loss	$(433,531)	(0.060)%	$(1,233,475)	(0.225)%

Average servicing portfolio volume	$728,444,000		$548,724,000

      The pre-tax loss in the Loan Servicing Sector was $433.5 million during 2004, an improvement of $799.9 million from the prior year. During the current year, mortgage rates were generally higher than in the prior year, which resulted in lower actual and projected prepayments. Such lower prepayments resulted in lower amortization and impairment. The combined amounts of amortization and impairment, were $2,584.3 million and $3,502.2 million during 2004 and 2003, respectively.

      Long-term Treasury and swap rates are the indices that underlie the derivatives that constitute the primary components of the Servicing Hedge. There was little change in these rates from December 31, 2003 to December 31, 2004. The Servicing Hedge loss of $215.3 million in 2004 resulted primarily from time value decay on the options included in the Servicing Hedge. During 2003, the Servicing Hedge generated a gain of $234.8 million. This gain resulted from a decline in long-term Treasury and swap rates during the first part of 2003. The Servicing Hedge gains generated in the early part of 2003 were partly offset by Servicing Hedge losses toward the end of the year as long-term Treasury and swap rates rose. In a stable interest rate environment, we would expect to incur no significant impairment charges; however, we would expect to incur losses related to the Servicing Hedge driven primarily by time decay on options used in the hedge. The level of such Servicing Hedge losses depends on various factors such as the size and composition of the hedge, the shape of the yield curve and the level of implied interest rate volatility.
      Our servicing portfolio grew to $838.3 billion at December 31, 2004, a 30% increase from December 31, 2003. At the same time, the overall weighted-average note rate of loans in our servicing portfolio declined from 6.1% to 5.9%.

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
      The LandSafe companies produced $85.0 million in pre-tax earnings, representing a decrease of 13% from the prior year. The decrease in LandSafe’s pre-tax earnings was primarily due to the decrease in our loan origination activity.
Diversified Businesses
      To leverage our mortgage banking franchise, as well as to reduce the variability of earnings due to changes in mortgage interest rates, we have engaged in other financial services. These other businesses are grouped into the following segments: Banking, Capital Markets, Insurance and Global Operations.

Banking Segment
      Our banking strategy includes holding loans in portfolio that historically would have been immediately securitized and sold into the secondary mortgage market. Management believes this strategy will increase earnings, as well as provide more stable earnings over the long term. In the short term, reported profits will be impacted by the reduction in gains otherwise recognizable at time of sale.
      The Banking Segment achieved pre-tax earnings of $582.5 million during 2004, as compared to $287.2 million for the year-ago period. Following is the composition of pre-tax earnings by company:

	Years Ended
	December 31,

	2004	2003

	(In thousands)
Treasury Bank (“Bank”)	$525,318	$222,986
Countrywide Warehouse Lending (“CWL”)	71,414	78,105
Allocated corporate expenses	(14,249)	(13,874)

Pre-tax earnings	$582,483	$287,217

      The Bank’s revenues and expenses are summarized in the following table:

	Years Ended December 31,

	2004	2003

	(Dollar amounts in
	thousands)
Interest income	$1,301,351	$504,023
Interest expense	631,188	232,826

Net interest income	670,163	271,197
Provision for loan losses	(37,438)	(9,782)

Net interest income after provision for loan losses	632,725	261,415
Non-interest income	65,550	63,035
Non-interest expense	(172,957)	(101,464)

Pre-tax earnings	$525,318	$222,986

Efficiency ratio(1)	21%	29%
After-tax return on average assets	1.11%	1.09%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income.
      The components of the Bank’s net interest income are summarized below:

	Years Ended December 31,

	2004		2003

	Amount	Rate	Amount	Rate

	(Dollar amounts in thousands)
Net interest income:
Yield on interest-earning assets:
Mortgage loans held for investment	$1,147,979	4.79%	$351,558	4.55%
Securities available for sale	124,086	3.89%	134,204	3.73%
Other	29,286	2.43%	18,261	1.69%

Total yield on interest-earning assets	1,301,351	4.58%	504,023	4.07%

Cost of interest-bearing liabilities:
Deposits	317,802	2.09%	116,316	1.54%
FHLB advances	305,032	2.95%	114,437	3.23%
Other	8,354	1.44%	2,073	1.16%

Total cost of interest-bearing liabilities	631,188	2.42%	232,826	2.06%

Net interest income	$670,163	2.36%	$271,197	2.19%

      The increase in net interest income is primarily due to a $15.8 billion increase in average interest-earning assets, primarily mortgage loans, combined with an increase in net interest margin (net interest income divided by average earning assets) of 17 basis points. The margin increase was the result of a change in the mix of interest-earning assets toward mortgage loans and the reduced amortization of loan origination costs and purchase premiums on securities resulting from lower prepayments on mortgage loans and securities.

      The composition of the Bank’s balance sheets was as follows:

	December 31, 2004		December 31, 2003

		Yield/		Yield/
	Amount	Cost	Amount	Cost

	(Dollar amounts in millions)
Assets
Cash	$140	1.35%	$143	0.60%
Short-term investments	225	2.16%	350	0.98%
Mortgage loans held for investment, net	34,230	5.11%	14,686	4.70%
Available-for-sale securities	5,246	4.34%	3,564	4.08%
FHLB & FRB stock	795	3.96%	394	3.76%
Other assets	328	—	231	—

	$40,964	4.97%	$19,368	4.47%

Liabilities
Deposits:
Company-controlled escrow deposit accounts	$7,901	2.19%	$5,901	0.96%
Customer	12,112	3.01%	3,427	3.24%
FHLB advances	15,475	2.97%	6,875	3.19%
Other borrowings	1,811	2.37%	1,508	1.15%
Other liabilities	740	—	162	—

	38,039	2.79%	17,873	2.28%
Shareholder’s equity	2,925		1,495

	$40,964		$19,368

Non-accrual loans	$21.8		$4.4
Capital ratios:
Tier 1 Leverage	7.8%		8.6%
Tier 1 Risk-based capital	11.8%		12.8%
Total Risk-based capital	12.0%		12.9%
      The Banking Segment also includes the operation of CWL. CWL’s pre-tax earnings decreased by $6.7 million during 2004 in comparison to the prior year, primarily due to a 6% decrease in average mortgage warehouse advances, which in turn resulted from an overall decline in the mortgage originations market.

Capital Markets Segment
      Our Capital Markets Segment achieved pre-tax earnings of $479.1 million for 2004, an increase of $36.8 million, or 8%, from the year-ago period. Total revenues were $761.4 million, an increase of $85.4 million, or 13%, compared to the year-ago period. Capital Markets benefited by underwriting the Production Sector’s Prime Home Equity and Nonprime Mortgage Loan securitizations, which increased significantly in the current year. This benefit was offset by a less favorable mortgage-related fixed income securities market. These factors led to reduced mortgage-backed securities trading volumes and margins. This segment has expanded its staffing and infrastructure to invest in the development of new lines of business such as U.S. Treasury securities trading, commercial real estate finance and broker-dealer operations in Japan, which largely contributed to an increase in expenses of $48.6 million, or 21%, compared to the year-ago period.

      The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Years Ended
	December 31,

	2004	2003

	(In thousands)
Revenues:
Conduit	$319,089	$269,592
Underwriting	289,125	171,958
Securities trading	110,476	199,149
Brokering	20,174	29,944
Other	22,574	5,360

Total revenues	761,438	676,003
Expenses:
Operating expenses	272,167	222,555
Allocated corporate expenses	10,156	11,145

Total expenses	282,323	233,700

Pre-tax earnings	$479,115	$442,303

      During 2004, the Capital Markets Segment generated revenues totaling $319.1 million from its conduit activities, which include brokering and managing the acquisition and sale or securitization of whole loans on behalf of CHL. Conduit revenues for 2004 increased 18% in comparison to the prior year, primarily as a result of an increase in margins on sales of distressed assets and increased sales of Nonprime Mortgage Loans.
      Underwriting revenues increased $117.2 million over the prior year as a result of increased sales of our nonprime and home equity securities.
      Trading revenues declined 45% due to a decrease in the size of the overall mortgage market, which resulted in a decline in mortgage securities trading volume and margins. Trading volumes declined 26% from the prior year before giving effect to the introduction by the Company of U.S. Treasury securities trading. Including U.S. Treasury securities, the total securities volume traded increased 9% over the prior year. Effective January 15, 2004, Countrywide Securities Corporation (“CSC”) became a “Primary Dealer” and as such is an authorized counterparty with the Federal Reserve Bank of New York in its open market operations. The U.S. Treasury securities trading operation is still in its development stages and has not yet produced significant net revenues.
      The following table shows the composition of CSC securities trading volume, which includes intersegment trades with the mortgage banking operations, by instrument:

	Years Ended
	December 31,

	2004	2003

	(In millions)
Mortgage-backed securities	$1,821,642	$2,647,099
Asset-backed securities	186,296	50,944
Government agency debt	60,417	94,410
Other	15,532	17,950

Subtotal(1)	2,083,887	2,810,403
U.S. Treasury securities	1,042,785	48,310

Total securities trading volume	$3,126,672	$2,858,713

(1)	Approximately 15% and 12% of the segment’s non-U.S. Treasury securities trading volume was with CHL during 2004 and 2003, respectively.

Insurance Segment
      The Insurance Segment’s pre-tax earnings increased 15% over the prior year, to $160.1 million. The following table shows pre-tax earnings by business line:

	Years Ended
	December 31,

	2004	2003

	(In thousands)
Balboa Reinsurance Company	$134,928	$102,785
Balboa Life and Casualty Operations(1)	49,496	56,043
Allocated corporate expenses	(24,331)	(20,054)

Pre-tax earnings	$160,093	$138,774

(1)	Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.
      The following table shows net insurance premiums earned:

	Years Ended
	December 31,

	2004	2003

	(In thousands)
Balboa Reinsurance Company	$157,318	$128,585
Balboa Life and Casualty Operations	625,367	604,231

Total net insurance premiums earned	$782,685	$732,816

      The following table shows insurance claim expenses:

	Years Ended December 31,

	2004		2003

		As Percentage		As Percentage
		of Net Earned		of Net Earned
	Amount	Premiums(1)	Amount	Premiums(1)

	(Dollar amounts in thousands)
Balboa Reinsurance Company	$41,529	26%	$38,636	30%
Balboa Life and Casualty Operations	348,674	58%	321,410	55%

Total insurance claim expenses	$390,203		$360,046

(1)	Includes unallocated loss adjustment expenses.
      Our mortgage reinsurance business produced $134.9 million in pre-tax earnings, an increase of 31% over the year-ago period, driven primarily by growth of 7% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts, combined with an overall increase in the ceded premium percentage.
      Our Life and Casualty insurance business produced pre-tax earnings of $49.5 million, a decrease of $6.5 million from the prior year. The decline in earnings was driven by $67.9 million in estimated losses relating to hurricane damage sustained in Florida during 2004 in comparison to $10.1 million of catastrophic losses in the prior year, partially offset by a decline in non-catastrophic losses and a $21.1 million, or 3.5%, increase in net earned premiums during 2004 in comparison to the prior year. The growth in net earned premiums was primarily attributable to growth in the lender-placed auto and voluntary homeowner insurance lines of business.
      Our Life and Casualty insurance operations manage insurance risk by reinsuring portions of their insured risk. Balboa seeks to earn profits by capitalizing on Countrywide’s customer base and institutional relationships, as well as through operating efficiencies and sound underwriting.

Global Operations Segment
      Global Operations pre-tax earnings totaled $41.9 million, an increase of $16.3 million in comparison to the prior year. The increase in earnings was due partly to growth in the portfolio of mortgage loans subserviced on behalf of Global Home Loans’ minority joint venture partner, Barclays Bank PLC. In addition, a favorable shift in foreign exchange rates contributed $5.6 million to increase earnings along with a $6.5 million software impairment in 2003, which did not recur in the current period.
Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities
      Gain on sale of loans and securities is summarized below:

	Years Ended December 31,

	2004			2003

		Gain on Sale			Gain on Sale

			As Percentage			As Percentage
	Loans Sold	Amount	of Loans Sold	Loans Sold	Amount	of Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$268,227,114	$2,492,464	0.93%	$363,193,537	$5,073,107	1.40%
Nonprime Mortgage Loans	30,649,607	1,115,450	3.64%	10,231,132	452,866	4.43%
Prime Home Equity Loans	25,849,186	778,622	3.01%	820,125	15,566	1.90%

Production Sector	324,725,907	4,386,536	1.35%	374,244,794	5,541,539	1.48%
Reperforming loans	2,770,673	127,149	4.59%	2,396,957	163,443	6.82%

	$327,496,580	4,513,685		$376,641,751	5,704,982

Capital Markets:
Conduit activities	$44,157,661	273,424	0.62%	$44,142,091	237,449	0.54%
Underwriting	N/A	238,570	N/A	N/A	126,751	N/A
Securities trading and other	N/A	(215,984)	N/A	N/A	(207,789)	N/A

		296,010			156,411
Other	N/A	27,250	N/A	N/A	28,932	N/A

		$4,836,945			$5,890,325

      Gain on sale of Prime Mortgage Loans decreased in 2004 as compared to 2003, due primarily to lower Prime Mortgage Loan production and sales combined with lower margins. The decline in margins from the high levels realized in 2003 was due to increased price competition as a result of lower homeowner demand for refinance mortgage loans, combined with a shift in homeowner preference toward adjustable-rate mortgages, which generally carry lower margins than 30-year fixed-rate mortgages. Gain on sale of Prime Home Equity and Nonprime Mortgage Loans increased in 2004 compared to 2003, due primarily to increased sales of these loans, offset somewhat by lower margins on the sale of Nonprime Mortgage Loans. Inventory of these products had been accumulated during recent periods of high origination volume.
      Reperforming loans are reinstated loans that had previously defaulted and were repurchased from mortgage securities we issued. The note rate on these loans is typically higher than the current mortgage rate, and therefore, the margin on these loans is typically higher than margins on Prime Mortgage Loans. A change in Ginnie Mae rules related to the repurchase of defaulted loans from Ginnie Mae securities has reduced the amount of loans available for repurchase, which has contributed to a lower gain on sale related to these items.
      The increase in Capital Markets’ underwriting revenues was due to increased sales of our nonprime and home equity securities combined with an increase in third-party underwriting business. The increase in Capital Markets’ gain on sale related to its conduit activities was due to increased margins on sales of distressed assets combined with increased sales of Nonprime Mortgage Loans. Capital Markets’ revenues from its trading activities consist of gain on sale and interest income. In a steep yield curve environment, which generally existed during 2004 and 2003, trading revenues derive largely or entirely from net interest income earned during the securities’ holding period. As the yield curve flattens, the mix of revenues will naturally shift toward gain on sale of securities.
      In general, gain on sale of loans and securities is affected by numerous factors, including the volume and mix of loans sold, production channel mix, the level of price competition, the slope of the yield curve, and the effectiveness of our associated interest rate risk management activities.

Net Interest Income
      Net interest income is summarized below:

	Years Ended
	December 31,

	2004	2003

	(In thousands)
Net interest income (expense):
Mortgage Banking Segment loans and securities	$1,156,654	$796,940
Home equity AAA asset-backed securities	45,917	90,496
Interest expense on custodial balances	(86,514)	(212,561)
Servicing Sector interest expense	(353,454)	(254,285)
Reperforming loans	95,099	138,399
Banking Segment loans and securities	720,377	335,404
Capital Markets Segment securities portfolio	393,451	448,099
Other	49,927	59,501

Net interest income	2,021,457	1,401,993
Provision for loan losses related to loans held for investment	(71,775)	(48,204)

Net interest income after provision for loan losses	$1,949,682	$1,353,789

      The increase in net interest income from Mortgage Banking loans and securities reflects an increase in the average inventory of mortgage loans during 2004 as compared to 2003. Prime Home Equity Loans had been accumulated in prior periods resulting in a higher average inventory balance of such loans in the current year as compared to the year-ago period. Also contributing to the increase in net interest income from Mortgage Banking is a decline in the overall borrowing rate as a result of the use of more cost-effective short-term financing.
      Net interest expense from custodial balances decreased in the current period due to the decrease in loan payoffs from the year-ago period. We are required to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $296.7 million and $406.8 million in the 2004 and 2003, respectively.
      Interest expense allocated to the Loan Servicing Sector increased primarily due to an increase in total Servicing Sector assets.
      The decrease in interest income related to reperforming loans is a result of a decrease in the average balance of such loans held.
      The increase in net interest income from the Banking Segment was primarily attributable to growth in the average investment in mortgage loans in the Bank. Average assets in the Banking Segment increased to $32.0 billion during 2004, an increase of $15.5 billion over the year-ago period. The average net interest spread earned increased to 2.26% during 2004 from 2.04% during 2003.

      The decrease in net interest income from the Capital Markets securities portfolio is attributable to a decrease in the average net spread earned from 1.44% in 2003 to 0.93% in 2004, partially offset by an increase of 28% in the average inventory of securities held. The decrease in net spread earned on the securities portfolio is primarily due to an increase in short-term financing rates.

Loan Servicing Fees and Other Income from Retained Interests
      Loan servicing fees and other income from retained interests are summarized below:

	Years Ended December 31,

	2004	2003

	(In thousands)
Servicing fees, net of guarantee fees	$2,382,685	$1,917,014
Income from other retained interests	388,474	410,346
Late charges	182,446	151,665
Prepayment penalties	153,467	172,171
Global Operations Segment subservicing fees	106,356	92,418
Ancillary fees	56,159	60,724

Total loan servicing fees and other income from retained interests	$3,269,587	$2,804,338

      The increase in servicing fees, net of guarantee fees, was principally due to a 33% increase in the average servicing portfolio, partially offset by a reduction in the overall annualized net service fee earned from 0.35% of the average portfolio balance during 2003 to 0.33% during 2004. The reduction in the overall net service fee was largely due to agreements we reached with certain loan investors to reduce our contractual servicing fee rate. The resulting excess yield has been securitized and sold or is included on the balance sheet as trading securities.
      The decrease in income from other retained interests was due primarily to a slight decrease in the yield on these investments during 2004. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of nonconforming mortgage loans, particularly Nonprime Mortgage and Prime Home Equity Loans.

Amortization of Mortgage Servicing Rights
      We recorded amortization of MSRs of $1,940.5 million, or an annual rate of 22.0%, during 2004 as compared to $2,069.2 million, or an annual rate of 26.5%, during 2003. The reduction in the amortization rate reflects the increase in the estimated life of the servicing portfolio, which is attributable to the effect of comparatively higher interest rates during the current period on estimated future prepayments. Partially offsetting the lower amortization rate was a higher MSR asset balance attributable to net growth in the servicing portfolio during 2004.

Impairment of Retained Interests and Servicing Hedge (Losses) Gains
      Impairment of retained interests and Servicing Hedge (losses) gains are detailed below:

	Years Ended
	December 31,

	2004	2003

	(In thousands)
Impairment of retained interests:
MSRs	$279,842	$1,326,741
Other retained interests	368,295	106,224

	$648,137	$1,432,965

Servicing Hedge (losses) gains recorded in earnings	$(215,343)	$234,823

      Impairment of MSRs in 2004 resulted generally from a decline in their estimated fair value, driven by a slight decrease in mortgage rates during the year. However, impairment of MSRs was lower in 2004 than in 2003 because mortgage rates were generally higher during the current year than in 2003. Impairment of MSRs during 2003 resulted from a reduction in the estimated fair value of MSRs, primarily driven by the decline in mortgage rates during much of the period. In 2004, we recognized impairment of other retained interests, primarily as a result of a decline in the value of nonprime securities. The collateral underlying certain of these residuals is fixed-rate while the pass-through rate is floating. An increase in projected short-term interest rates during the current period resulted in a compression of the spread on such residuals, which resulted in a decline in their value.
      Rising mortgage rates in the future should result in an increase in the estimated fair value of the MSRs and recovery of all or a portion of the impairment reserve. The MSR amortization rate, which is tied to the expected net cash flows from the MSRs, likewise should reduce as mortgage rates rise.
      There was little change in long-term Treasury and swap rates from December 31, 2003 to December 31, 2004. The Servicing Hedge loss of $215.3 million in 2004 resulted primarily from time value decay on the options included in the Servicing Hedge. During 2003, the Servicing Hedge generated a gain of $234.8 million. This gain resulted from a decline in long-term Treasury and swap rates during the first part of 2003. The Servicing Hedge gains generated in the early part of 2003 were partly offset by Servicing Hedge losses toward the end of the year as long-term Treasury and swap rates rose.
      The Servicing Hedge is intended to moderate the effect on earnings caused by changes in the estimated fair value of MSRs and other retained interests that generally result from changes in mortgage rates. Rising interest rates in the future will result in Servicing Hedge losses.

Net Insurance Premiums Earned
      The increase in net insurance premiums earned is due to an increase in premiums earned on lender-placed and voluntary lines of businesses combined with an increase in reinsurance premiums.

Commissions and Other Income
      Commissions and other income consisted of the following:

	Years Ended
	December 31,

	2004	2003

	(In thousands)
Global Operations Segment processing fees	$78,404	$78,043
Appraisal fees, net	75,991	68,922
Credit report fees, net	70,558	69,424
Insurance agency commissions	63,194	52,865
Title services	46,480	49,922
Increase in cash surrender value of life insurance	22,041	—
Other	174,997	145,586

Total commissions and other income	$531,665	$464,762

Compensation Expenses
      Compensation expenses are summarized below:

	Years Ended December 31,

	2004	2003

	(Dollar amount in
	thousands)
Base salaries	$1,650,321	$1,371,810
Incentive bonus and commissions	1,636,833	1,285,964
Payroll taxes and benefits	428,683	359,220
Deferral of loan origination costs	(578,792)	(426,069)

Total compensation expenses	$3,137,045	$2,590,925

      Compensation expenses increased $546.1 million, or 21%, during 2004 as compared to 2003. In the Loan Production Sector, compensation expenses increased $382.3 million, or 25%, as a result of a 22% increase in average staff combined with an increase in incentive compensation, which averaged 0.30% of the volume of loans originated in 2004, compared to 0.21% in 2003. In the Loan Servicing Sector, compensation expense rose $34.0 million, or 14%, to accommodate a 22% increase in the number of loans serviced. Compensation expenses increased in all other business segments and corporate areas, reflecting growth in the Company.
      Average headcount by segment is summarized below:

	Years Ended
	December 31,

	2004	2003

Mortgage Banking	29,566	25,415
Banking	1,016	781
Capital Markets	528	420
Insurance	1,834	1,784
Global Operations	1,942	2,018
Corporate Administration	3,852	3,142

Average workforce, including temporary staff	38,738	33,560

      Incremental direct costs associated with the origination of loans are deferred when incurred. When the related loan is sold, the costs deferred are included as a component of gain on sale.

Occupancy and Other Office Expenses
      Occupancy and other office expenses are summarized below:

	Years Ended
	December 31,

	2004	2003

	(In thousands)
Office and equipment rentals	$160,687	$109,696
Utilities	120,995	96,316
Depreciation expense	111,664	82,051
Postage and courier service	90,036	80,797
Office supplies	58,838	56,365
Repairs and maintenance	45,031	36,389
Dues and subscriptions	44,859	26,379
Other	85,416	98,655

Total occupancy and other office expenses	$717,526	$586,648

      Occupancy and other office expenses for 2004 increased by $130.9 million, or 22%. Personnel growth in our loan production operations accounted for 89% of this increase.

Insurance Claim Expenses
      Insurance claim expenses were $390.2 million for 2004 as compared to $360.0 million for 2003. The increase in insurance claim expenses was due mainly to $67.9 million of estimated losses resulting from hurricane damage sustained in Florida during 2004 in comparison to $10.1 million of catastrophic losses in the prior year. The increase in catastrophic claim expenses was partially offset by lower non-catastrophic claims experience in both voluntary homeowners and lender-placed insurance lines during 2004.

Advertising and Promotion Expenses
      Advertising and promotion expenses increased 65% from 2003, reflecting the shift in our loan product and production channel mix.

Other Operating Expenses
      Other operating expenses are summarized below:

	Years Ended
	December 31,

	2004	2003

	(In thousands)
Insurance commission expense	$123,225	$138,853
Legal and consulting fees	103,990	111,643
Travel and entertainment	85,319	63,295
Losses on servicing-related advances	56,785	36,217
Insurance	55,608	40,298
Software amortization and impairment	53,235	46,136
Taxes and licenses	37,568	32,323
Other	114,069	94,120
Deferral of loan origination costs	(75,404)	(71,536)

Total other operating expenses	$554,395	$491,349

      Loss on servicing-related advances consists primarily of losses during the period arising from unreimbursed servicing advances on defaulted loans and credit losses arising from defaulted VA-guaranteed loans. (See the “Credit Risk Management” section of this Report for a further discussion of credit risk.)
      Insurance expense increased due to an increase in mortgage insurance related to growth in the Bank’s loan portfolio.
Results of Operations for the Year Ended December 31, 2003, (“2003”) and Year Ended December 31, 2002 (“2002”)
Consolidated Earnings Performance
      Our diluted earnings per share for 2003 totaled $4.18, a 158% increase over diluted earnings per share for 2002. Net earnings were $2,373.0 million, a 182% increase from 2002. This earnings performance was driven by an increase in our mortgage loan production from $251.9 billion in 2002 to $434.9 billion in 2003. In addition, Diversified Businesses achieved a substantial overall increase in earnings in 2003.
      Industry-wide, mortgage loan production reached a record level of $3.8 trillion in 2003, up from $2.9 trillion during 2002 (Source of Mortgage Market: Mortgage Bankers Association). Approximately two-thirds of the mortgages produced in 2003 were refinances of existing mortgages that were triggered by historically low mortgage rates. These same low rates contributed to increased activity in the U.S. housing market, which also reached record levels in 2003.
      The continued high demand for mortgages also drove high production margins in 2003. The combination of high volumes and margins yielded Loan Production Sector pre-tax earnings of $4,087.9 million for 2003, an increase of $1,692.9 million from 2002.
      The high levels of mortgage refinances and home purchases resulted in significant prepayments within our mortgage loan servicing portfolio during the period. This, along with the expectation of continued higher-than-normal prepayments in the future due to low mortgage rates, resulted in significant amortization and impairment of MSRs and other retained interests in 2003. The combined amount of amortization and impairment of MSRs and other retained interests, net of Servicing Hedge gains, was $3,267.4 million, resulting in a pre-tax loss of $1,233.5 million in the Loan Servicing Sector for 2003, compared to a pre-tax loss of $1,489.8 million in 2002.
      These factors combined to produce pre-tax earnings of $2,952.2 million in the Mortgage Banking Segment for 2003, an increase of $1,977.1 million, or 203%, from 2002.
      Our Diversified Businesses had combined pre-tax earnings of $893.6 million in 2003, an increase of 143% over 2002. Benefiting again from a favorable market environment, our Capital Markets Segment achieved pre-tax earnings of $442.3 million, up from $199.9 million in 2002. In addition, our Banking Segment increased its pre-tax earnings by $203.2 million over the prior year, driven primarily by growth in its portfolio of mortgage loans.
Operating Segment Results:
      Pre-tax earnings by segment are summarized below:

	Years Ended December 31,

	2003	2002

	(In thousands)
Mortgage Banking:
Loan Production	$4,087,866	$2,394,963
Loan Servicing	(1,233,475)	(1,489,796)
Loan Closing Services	97,825	69,953

Total Mortgage Banking	2,952,216	975,120

	Years Ended December 31,

	2003	2002

	(In thousands)
Diversified Businesses:
Capital Markets	442,303	199,876
Banking	287,217	83,971
Insurance	138,774	74,625
Global Operations	25,607	5,282
Other	(345)	4,149

Total Diversified Businesses:	893,556	367,903

Pre-tax earnings	$3,845,772	$1,343,023

      Mortgage loan production by segment and product is summarized below.

	Years Ended
	December 31,

	2003	2002

	(In millions)
Segment:
Mortgage Banking	$398,310	$242,437
Capital Markets’ conduit acquisitions	22,200	8,659
Banking-Treasury Bank	14,354	805

	$434,864	$251,901

Product:
Prime Mortgage	$396,934	$230,830
Nonprime Mortgage	19,827	9,421
Prime Home Equity	18,103	11,650

	$434,864	$251,901

Mortgage Banking Segment
      Our Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Sectors. During 2003, historically low mortgage rates drove record levels of mortgage originations and prepayments industry-wide, which contributed to record profits in the Loan Production and Loan Closing Services Sectors and near record losses in the Loan Servicing Sector.

Loan Production Sector
      The pre-tax earnings of the Loan Production Sector are summarized below:

	Years Ended December 31,

	2003		2002

		Percent of		Percent of
		Loan		Loan
		Production		Production
	Amounts	Volume	Amounts	Volume

	(Dollar amounts in thousands)
Revenues:
Prime Mortgage	$5,713,008		$3,199,661
Nonprime Mortgage	564,188		430,122
Prime Home Equity	210,264		284,904

Total revenues	6,487,460	1.63%	3,914,687	1.62%

Expenses:
Compensation expenses	1,511,876	0.38%	916,633	0.38%
Other operating expenses	489,708	0.12%	355,778	0.15%
Allocated corporate expenses	398,010	0.10%	247,313	0.10%

Total expenses	2,399,594	0.60%	1,519,724	0.63%

Pre-tax earnings	$4,087,866	1.03%	$2,394,963	0.99%

      Strong demand for residential mortgages enabled the Loan Production Sector to achieve significant growth in revenues and earnings in 2003 compared to 2002. This performance was enhanced by a significant increase in our market share during the year. Our mortgage origination market share was 11.4% in 2003, up from 8.8% in 2002 (Source of Mortgage Market: Mortgage Bankers Association). Ongoing favorable market conditions contributed to the continued high revenues earned, while high productivity levels helped keep unit costs low. These factors combined to produce continued high profit margins (pre-tax earnings as a percentage of loan volume) for the Loan Production Sector.
      Mortgage Banking loan production for 2003 increased 64% in comparison to 2002. The increase was due primarily to a rise in non-purchase loan production of 78%. An increase in purchase production of 39% also contributed to the higher origination volume.
      The following table summarizes Mortgage Banking loan production by purpose and interest rate type:

	Years Ended
	December 31,

	2003	2002

	(In millions)
Purpose:
Purchase	$115,750	$83,552
Non-purchase	282,560	158,885

	$398,310	$242,437

Interest Rate Type:
Fixed Rate	$327,412	$209,733
Adjustable Rate	70,898	32,704

	$398,310	$242,437

      In 2003, 82% of our loan production was fixed rate, which reflects homeowner preferences for fixed-rate mortgages in a low mortgage rate environment. Management expects that a higher percentage of homeowners would potentially choose adjustable-rate mortgages in a higher interest rate environment. Such a shift in homeowner preferences may favor portfolio lenders, which by the nature of their business model are better able to fund adjustable-rate mortgages, over mortgage bankers that rely more heavily on securitization.
      As shown in the following table, the volume of Mortgage Banking Prime Home Equity and Nonprime Loans produced (which is included in the total volume of loans produced) increased 59% during the current period from the prior period:

	Years Ended
	December 31,

	2003	2002

	(Dollar amounts in
	millions)
Prime Home Equity Loans	$12,268	$10,848
Nonprime Mortgage Loans	15,525	6,590

	$27,793	$17,438

Percent of total Mortgage Banking loan production	7.0%	7.2%

      Prime Home Equity and Nonprime Mortgage loans carry higher profit margins historically, and the demand for such loans is believed to be less rate sensitive than the demand for prime home loans. Consequently, we believe these loans will be a significant component of the sector’s future profitability, in particular if mortgage rates should rise significantly.
      During 2003, the Loan Production Sector operated at approximately 123% of planned operational capacity. The primary capacity constraint in our loan origination activities is the number of loan operations personnel we have on staff. Therefore, we measure planned capacity with reference to the number of loan operations personnel we have multiplied by the number of loans we expect each available loan operations staff person to process under normal conditions. As volume decreased toward the end of 2003, we began to make reductions in operations staff. From its peak, the total number of operations personnel had been reduced by approximately 3,000.
      The following table summarizes the number of people included in the Loan Production Sector workforce:

	Workforce at
	December 31,

	2003	2002

Sales	8,681	6,090
Operations:
Regular employees	7,116	5,621
Temporary staff	504	2,090

	7,620	7,711
Production technology	994	782
Administration and support	1,723	1,056

Total Loan Production Sector workforce	19,018	15,639

      The following table shows total Mortgage Banking loan production volume by division:

	Years Ended
	December 31,

	2003	2002

	(In millions)
Correspondent Lending	$194,948	$109,474
Consumer Markets	104,216	62,189
Wholesale Lending	91,211	67,188
Full Spectrum Lending	7,935	3,586

	$398,310	$242,437

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
      Like the Consumer Markets Division, the Wholesale Lending and Full Spectrum Lending Divisions continued to grow their sales forces as a core strategy to increase market share. At December 31, 2003, the sales force in the Wholesale Lending Division numbered 886, an increase of 27% during the year. Full Spectrum Lending expanded its sales force by 981, or 96%, during 2003.

Loan Servicing Sector
      The following table summarizes the results for the Loan Servicing Sector:

	Years Ended December 31,

	2003		2002

		Percentage of		Percentage of
		Average		Average
		Servicing		Servicing
	Amount	Portfolio	Amount	Portfolio

	(Dollar amounts in thousands)
Servicing fees, net of guarantee fees	$1,917,014	0.350%	$1,439,001	0.381%
Miscellaneous fees	546,380	0.099%	407,108	0.108%
Income from other retained interests	410,346	0.075%	238,108	0.063%
Escrow balance benefits	(212,562)	(0.039%)	(34,186)	(0.009%)
Amortization of mortgage servicing rights	(2,069,246)	(0.377%)	(1,267,249)	(0.335%)
Impairment of retained interests	(1,432,965)	(0.261%)	(3,415,311)	(0.904%)
Servicing hedge gains	234,823	0.043%	1,787,886	0.473%

Total servicing revenues	(606,210)	(0.110%)	(844,643)	(0.223%)

Operating expenses	359,005	0.066%	324,855	0.087%
Servicing overhead expense	84,126	0.015%	86,502	0.022%

Total servicing expenses	443,131	0.081%	411,357	0.109%

Interest expense	184,134	0.034%	233,796	0.062%

Pre-tax loss	$(1,233,475)	(0.225%)	$(1,489,796)	(0.394%)

Average servicing portfolio volume	$548,724,000		$377,999,000

      The Loan Servicing Sector experienced continued losses during 2003, driven by high amortization and impairment of the Company’s retained interests. The amortization and impairment charges reflect the loss in value of the Company’s retained interests, which was primarily due to the high level of actual and projected prepayments in the Company’s mortgage servicing portfolio. In general, the value of the retained interests is closely linked to the estimated life of the underlying loans. As prepayments increase, the estimated life of the underlying loans decreases. The combined impairment and amortization charge was $3,502.2 million and $4,682.6 million during 2003 and 2002, respectively.
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
      During 2003, we securitized a portion of our net servicing fees. Proceeds from the sale of such securities amounted to $1,043.4 million. Securities not sold were classified as trading securities and included in “Investments in other financial instruments” at December 31, 2003. We believe such securitizations enable us to more efficiently manage our capital.
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
Diversified Businesses
      To leverage our mortgage banking franchise, as well as to reduce the variability of earnings due to changes in mortgage interest rates, we have expanded into other financial services. These other businesses are grouped into the following segments: Banking, Capital Markets, Insurance and Global Operations.

Banking Segment
      The Banking Segment achieved pre-tax earnings of $287.2 million in 2003, as compared to $84.0 million for 2002. Following is the composition of pre-tax earnings by company:

	Years Ended
	December 31,

	2003	2002

	(In thousands)
Treasury Bank (“Bank”)	$222,986	$51,721
Countrywide Warehouse Lending (“CWL”)	78,105	32,560
Allocated corporate expenses	(13,874)	(310)

Pre-tax earnings	$287,217	$83,971

      The Bank’s revenues and expenses are summarized in the following table:

	Years Ended
	December 31,

	2003	2002

	(Dollar amounts in
	thousands)
Interest income	$504,023	$130,638
Interest expense	232,826	67,587

Net interest income	271,197	63,051
Provision for loan losses	(9,782)	(1,986)

Net interest income after provision for loan losses	261,415	61,065
Non-interest income	63,035	26,014
Non-interest expense	(101,464)	(35,358)

Pre-tax earnings	$222,986	$51,721

Efficiency ratio(1)	29%	40%
After-tax return on average assets	1.09%	0.90%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income.
      The components of the Bank’s net interest income are summarized below:

	Years Ended December 31,

	2003		2002

	Amount	Rate	Amount	Rate

	(Dollar amounts in thousands)
Net interest income:
Yield on interest-earning assets:
Mortgage loans held for investment	$351,558	4.55%	$47,746	5.29%
Securities available for sale	134,204	3.73%	69,115	4.01%
Other	18,261	1.69%	13,777	1.80%

Total yield on interest-earning assets	504,023	4.07%	130,638	3.85%

Cost of interest-bearing liabilities:
Deposits	116,316	1.54%	52,238	2.12%
FHLB advances	114,437	3.23%	15,009	3.85%
Other	2,073	1.16%	340	1.40%

Total cost of interest-bearing liabilities	232,826	2.06%	67,587	2.35%

Net interest income	$271,197	2.19%	$63,051	1.86%

      The composition of the Bank’s balance sheets was as follows:

	December 31

	2003	2002

	(Dollar amounts in millions)
Assets
Cash	$143	$164
Short-term investments	350	300
Mortgage loans held for investment, net	14,686	1,903
Available-for-sale securities	3,564	2,591
FHLB & FRB stock	394	68
Other assets	231	85

	$19,368	$5,111

Liabilities
Deposits:
Company-controlled escrow deposit accounts	$5,901	$2,259
Customer	3,427	855
FHLB advances	6,875	1,000
Other borrowings	1,508	309
Other liabilities	162	54

	17,873	4,477
Shareholder’s equity	1,495	634

	$19,368	$5,111

Non-accrual loans	$4.4	$0.6
Capital ratios:
Tier 1 Leverage	8.6%	12.5%
Tier 1 Risk-based capital	12.8%	27.8%
Total Risk-based capital	12.9%	27.9%
      The increase in net interest income was primarily due to a $9.0 billion increase in average interest-earning assets (primarily mortgage loans), combined with an increase in net interest margin (net interest income divided by average earning assets) of 33 basis points. The margin increase was the result of a more favorable asset mix and lower loan and securities prepayments.
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

Capital Markets Segment
      Our Capital Markets Segment achieved pre-tax earnings of $442.3 million for 2003, an increase of $242.4 million, or 121%, from 2002. Total revenues were $676.0 million, an increase of $301.6 million, or 81%, compared to 2002. Capital Markets took advantage of the highly favorable operating environment prevalent during 2003, which consisted of a robust mortgage securities market, high mortgage securities price volatility and low short-term financing costs.

      The following table shows the pre-tax income of the Capital Markets Segment:

	Years Ended
	December 31,

	2003	2002

	(In thousands)
Revenues:
Conduit	$269,592	$111,333
Securities Trading	199,149	139,688
Underwriting	171,958	94,219
Brokering	29,944	20,740
Other	5,360	8,452

Total revenues	676,003	374,432
Expenses:
Operating expenses	222,555	172,290
Allocated corporate expenses	11,145	2,266

Total expenses	233,700	174,556

Pre-tax earnings	$442,303	$199,876

      During 2003, the Capital Markets Segment generated revenues totaling $269.6 million from its conduit activities, which includes brokering and managing the acquisition, sale or securitization of whole loans on behalf of CHL. Conduit revenues for 2003 increased 142% in comparison to 2002 as a result of an increase in the amount of conduit mortgage loans sold. During 2003, the conduit mortgage loans sold totaled $38.1 billion, an 81% increase in comparison to $21.1 billion in 2002.
      Revenues from securities trading increased 43% to $199.1 million for 2003 due to a 43% increase in securities trading volume. The following table shows the composition of CSC securities trading volume, which includes inter-segment trades with our mortgage banking operations, by instrument:

	Years Ended December 31,

	2003	2002

	(In millions)
Mortgage-backed securities	$2,647,099	$1,854,767
Government agency debt	94,410	77,117
Asset-backed securities	50,944	52,536
Other	17,950	8,426

Subtotal(1)	2,810,403	1,992,846
U.S. Treasury securities	48,310	—

Total securities trading volume	$2,858,713	$1,992,846

(1)	Approximately 12% and 13% of the segment’s non-U.S. Treasury securities trading volume was with CHL during 2003 and 2002, respectively.
      In 2003, underwriting revenues totaled $172.0 million, an increase of 83% compared to 2002. This increase was attributable to a 74% increase in underwriting volume in 2003.

Insurance Segment
      The Insurance Segment pre-tax earnings increased 86% over 2002, to $138.8 million for 2003. The following table shows pre-tax earnings by business line:

	Years Ended
	December 31,

	2003	2002

	(In thousands)
Balboa Reinsurance Company	$102,785	$84,514
Balboa Life and Casualty Operations(1)	56,043	1,145
Allocated corporate expenses	(20,054)	(11,034)

Pre-tax earnings	$138,774	$74,625

(1)	Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.
      The following table shows net earned premiums for the carrier operations:

	Years Ended
	December 31,

	2003	2002

	(In thousands)
Balboa Reinsurance Company	$128,585	$82,817
Balboa Life and Casualty Operations	604,231	478,864

Total net earned premiums	$732,816	$561,681

      The following table shows insurance claims expense:

	Years Ended December 31,

	2003		2002

		As Percentage		As Percentage
		of Net		of Net
		Earned		Earned
	Amount	Premiums(1)	Amount	Premiums(1)

	(Dollar amounts in thousands)
Balboa Reinsurance Company	$38,636	30%	$7,149	9%
Balboa Life and Casualty Operations	321,410	55%	270,465	58%

Total insurance claims expense	$360,046		$277,614

(1)	Includes unallocated loss adjustment expenses.
      Our mortgage reinsurance business produced $102.8 million in pre-tax earnings, due primarily to a 55% increase in net earned premiums that was driven by growth in the Company’s loan servicing portfolio, offset by a $31.5 million increase in the liability for insurance claims. The liability for reinsurance claims is a function of expected remaining claims losses and premiums.
      Our Life and Casualty insurance business produced pre-tax earnings of $56.0 million, an increase of $54.9 million from 2002. The growth in earnings was driven by a $125.4 million, or 26%, increase in net earned premiums during 2003 in comparison to 2002. The growth in net earned premiums was primarily attributable to growth in lender-placed insurance.

Global Operations Segment
      For 2003, our Global Operations Segment’s pre-tax earnings totaled $25.6 million, representing an increase of $20.3 million in comparison to 2002. Results in the current period were positively impacted by growth in the portfolio of mortgage loans subserviced and the number of new mortgage loans processed on behalf of GHL’s minority joint venture partner, Barclays Bank, PLC.

Detailed Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities
      Gain on sale of loans and securities is summarized below:

	Years Ended December 31,

	2003			2002

		Gain on Sale			Gain on Sale

			As Percentage			As Percentage
	Loans Sold	Amount	of Loans Sold	Loans Sold	Amount	of Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$363,193,537	$5,073,107	1.40%	$225,746,543	$2,755,570	1.22%
Nonprime Mortgage Loans	10,231,132	452,866	4.43%	8,671,094	390,721	4.51%
Prime Home Equity Loans	820,125	15,566	1.90%	7,183,785	230,774	3.21%

Production Sector	374,244,794	5,541,539	1.48%	241,601,422	3,377,065	1.40%
Reperforming loans	2,396,957	163,443	6.82%	2,265,097	92,233	4.07%

	$376,641,751	5,704,982		$243,866,519	3,469,298

Capital Markets:
Conduit activities	$44,142,091	237,449	0.54%	$11,075,745	79,227	0.72%
Underwriting	N/A	126,751	N/A	N/A	78,214	N/A
Securities trading and other	N/A	(207,789)	N/A	N/A	(177,093)	N/A

		156,411			(19,652)
Other	N/A	28,932	N/A	N/A	21,572	N/A

		$5,890,325			$3,471,218

      Gain on sale of loans and securities increased in 2003 as compared to 2002, due primarily to higher Prime Mortgage Loan production and sales volume combined with higher margins on Prime Mortgage Loans. Margins on Prime Mortgage Loans were high in both periods on a relative historical basis, due largely to the very favorable mortgage market environment that prevailed during those periods.
      During 2003, we sold a small portion of Prime Home Equity Loans produced. Subsequently, the remaining loans were securitized and sold during 2004 with the gain on sale of these loans being reflected in that period.
      Reperforming loans are reinstated loans that had previously defaulted, and were consequently re-purchased from mortgage securities we issued. The increase in gain on sale of reperforming loans was due to an increase in the volume of loans sold. The note rate on these loans is typically higher than the current mortgage rate, and therefore, the margin on these loans is typically higher than margins on Prime Mortgage Loans.
      The increase in Capital Markets’ gain on sale of loans related to its conduit activities was due to increased acquisitions and sales during 2003 in comparison to 2002. The increase in underwriting revenues was due to increased third-party underwriting during 2003. Capital Markets’ revenues from its trading activities consist of gains on the sale of securities and net interest income. In a very steep yield curve environment, which existed during both periods, trading revenues will derive largely or entirely from net interest income earned during the securities’ holding period. As the yield curve flattens, the mix of revenues will shift toward gain on sale of securities.

      In general, gain on sale of loans and securities is affected by numerous factors, including the volume and mix of loans sold, production channel mix, the level of price competition, the slope of the yield curve and the effectiveness of our associated interest rate risk management activities.

Net Interest Income
      Net interest income is summarized below:

	Years Ended December 31,

	2003	2002

	(In thousands)
Net interest income (expense):
Mortgage loans and securities held for sale	$796,940	$491,765
Home equity AAA asset-backed securities	90,496	33,669
Interest expense on custodial balances	(212,561)	(34,186)
Servicing Sector interest expense	(254,285)	(316,425)
Reperforming loans	138,399	134,191
Banking Segment loans and securities	335,404	99,897
Capital Markets securities trading portfolio	448,099	339,341
Other	59,501	43,978

Net interest income	1,401,993	792,230
Provision for loan losses related to loans held for investment	(48,204)	(26,565)

Net interest income after provision for loan losses	$1,353,789	$765,665

      The increase in net interest income from mortgage loans and securities held for sale reflects an increase in the average inventory resulting from increased production during 2003 as compared to 2002.
      The increase in net interest income from home equity AAA asset-backed securities is due to an increase in the average inventory of securities held.
      Net interest expense from custodial balances increased in 2003 due to the substantial increase in loan payoffs over 2002. We are obligated to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on payoff float. The amount of such interest passed through to the security holders was $406.8 million and $218.8 million in 2003 and 2002, respectively. In addition, the earnings rate on the custodial balances, which is tied to short-term rates, declined from 1.6% during 2002 to 1.0% during 2003. Average custodial balances increased by $7.6 billion, or 68%, over 2002, due largely to the increase in loan payoffs.
      Interest expense allocated to the Loan Servicing Sector decreased due primarily to a decline in short-term rates (a portion of our long-term debt is variable-rate), which was combined with a decrease in total Sector assets.
      The increase in net interest income from the Banking Segment was primarily attributable to year-over-year earning asset growth in both the Bank and CWL. Average assets in the Banking Segment increased to $16.4 billion during 2003, an increase of $11.2 billion over 2002. The average net spread earned increased slightly to 2.0% in 2003 from 1.9% in 2002.
      The increase in net interest income from the Capital Markets securities trading portfolio is attributable to an increase of 61% in the average inventory of securities held, which in turn was driven by an increase in trading activity. This increase was partially offset by a decrease in the average net spread earned from 4.1% in 2002 to 3.3% in 2003. The decrease in the average net spread was the result of a flatter yield curve.

Loan Servicing Fees and Other Income from Retained Interests
      Loan servicing fees and other income from retained interests are summarized below:

	Years Ended December 31,

	2003	2002

	(In thousands)
Service fees, net of guarantee fees	$1,917,014	$1,439,001
Income from other retained interests	410,346	238,108
Prepayment penalties	172,171	118,215
Late charges	151,665	129,675
Global Operations Segment subservicing fees	92,418	49,742
Ancillary fees	60,724	54,181

Total loan servicing fees and other income from retained interests	$2,804,338	$2,028,922

      The increase in servicing fees, net of guarantee fees, was principally due to a 45% increase in the average servicing portfolio, partially offset by a reduction in the overall net service fee earned from 0.38% of the average portfolio balance during 2002 to 0.35% during 2003. The reduction in the overall net service fee was largely due to the securitization of interest-only strips.
      The increase in income from other retained interests was due primarily to a 33% increase in investment balances during 2003, combined with an increase in the average effective yield of these investments from 20% in 2002 to 25% in 2003. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of nonconforming mortgage loans, particularly Nonprime Mortgage Loans and Prime Home Equity Loans.
      Higher prepayment penalty income in 2003 was the result of the increase in Nonprime Mortgage Loan payoffs during the year.
      The increase in subservicing fees earned in the Global Operations Segment was due to growth in the portfolio subserviced and to an increase in fees earned per loan. The Global Operations subservicing portfolio was $106 billion and $92 billion at December 31, 2003, and 2002, respectively.

Amortization of Mortgage Servicing Rights
      We recorded amortization of MSRs of $2,069.2 million during 2003 as compared to $1,267.2 million during 2002. The increase in amortization of MSRs was primarily due to a reduction in estimated future net MSR cash flows. The estimation was based on forecasts of higher mortgage prepayments in 2003 compared to 2002, coupled with an increase in the cost basis of the MSRs arising from growth in the servicing portfolio.

Impairment of Retained Interests and Servicing Hedge Gains
      Impairment of retained interests and Servicing Hedge gains are detailed below:

	Years Ended December 31,

	2003	2002

	(In thousands)
Impairment of retained interests:
MSRs	$1,326,741	$3,304,991
Other retained interests	106,224	110,320

	$1,432,965	$3,415,311

Servicing Hedge gains recorded through earnings	$234,823	$1,787,886

      During 2003 and 2002, impairment of MSRs and other retained interests resulted generally from a reduction in the estimated fair value of those investments, which was primarily driven by the decline in mortgage rates during these periods.
      During the first part of 2003, long-term Treasury and swap rates declined, resulting in a Servicing Hedge gain of $234.8 million for 2003. During 2002, the Servicing Hedge generated a gain of $1,787.9 million.

Net Insurance Premiums Earned
      The increase in net insurance premiums earned is primarily due to a 30% increase in policies-in-force.

Commissions and Other Income
      Commissions and other income consisted of the following:

	Years Ended
	December 31,

	2003	2002

	(In thousands)
Global Operations Segment processing fees	$78,043	$48,404
Credit report fees, net	69,424	57,142
Appraisal fees, net	68,922	46,265
Insurance agency commissions	52,865	56,348
Title services	49,922	35,554
Other	145,586	115,142

Total commissions and other income	$464,762	$358,855

      The increase in processing fees earned in the Global Operations Segment was due to growth in the number of loans processed.
      The increase in credit report, appraisal and title service fees is primarily due to the increase in our loan origination volume.
      The decrease in insurance agency commissions is due to discontinuation of the agency’s home warranty and auto lines.

Compensation Expenses
      Compensation expenses are summarized below:

	Years Ended
	December 31,

	2003	2002

	(In thousands)
Base salaries	$1,371,810	$982,703
Incentive bonus and commissions	1,285,964	770,341
Payroll taxes and benefits	359,220	222,051
Deferral of loan origination costs	(426,069)	(201,777)

Total compensation expenses	$2,590,925	$1,773,318

      Compensation expenses increased $817.6 million, or 46%, during 2003 as compared to 2002. In the Loan Production Sector, compensation expenses increased $595.2 million, or 65%, reflecting a 64% increase in loan production coupled with a 55% increase in average staff. Salaries rose 55% and incentive bonus and commissions rose 79%. The relative increase in incentive bonuses and commissions reflects a shift toward a more incentive-based compensation structure within our loan production operations. In the Loan Servicing

Sector, compensation expense rose $49.0 million, or 25%, as a result of an increase in average staff of 21% to support a 28% increase in the number of loans serviced and an 81% increase in the number of loan payoffs. Compensation expenses in the Loan Closing Services increased $19.7 million, or 36%, as a result of an increase in average staff of 18% to support increased activity in this sector.
      Average headcount by segment is summarized below:

	Years Ended
	December 31,

	2003	2002

Mortgage Banking	25,415	17,619
Banking	781	346
Capital Markets	420	344
Insurance	1,784	1,609
Global Operations	2,018	1,546
Corporate Administration	3,142	2,600

Average workforce, including temporary staff	33,560	24,064

      Compensation expenses increased in all other business segments, reflecting their growth.
      In the Capital Markets Segment, incentive bonuses increased $35.1 million, or 34%, reflecting an 81% growth in revenues. Banking Segment compensation expenses increased by $30.1 million, or 98%, to accommodate the growth of the Bank’s operations, primarily in its labor-intensive mortgage document custodian business. Compensation expenses in our Global Operations Segment increased $26.5 million, or 47%, as a result of an increase in average staff of 31% resulting from the addition of a facility to process the additional volume of loans serviced by GHL. Compensation expenses for Corporate Administration increased $42.6 million, or 15%, in 2003 as compared to 2002 due to an increase in average staff of 21% to support the Company’s overall growth.

Occupancy and Other Office Expenses
      Occupancy and other office expenses are summarized below:

	Years Ended
	December 31,

	2003	2002

	(In thousands)
Office and equipment rentals	$109,696	$80,013
Utilities	96,316	73,925
Depreciation expense	82,051	59,888
Postage and courier service	80,797	58,683
Office supplies	56,365	43,968
Repairs and maintenance	36,389	26,318
Dues and subscriptions	26,379	16,733
Other	98,655	88,195

Total occupancy and other office expenses	$586,648	$447,723

      Occupancy and other office expenses for 2003 increased primarily to accommodate personnel growth in our loan production operations, which accounted for 67% of the increase, as well as growth in our corporate operations, which accounted for 26% of the increase in this expense.

Insurance Claims Expenses
      Insurance claim expenses were $360.0 million for 2003, as compared to $277.6 million for 2002. The increase in insurance claim expenses was attributable to higher net premiums earned and a $31.5 million increase in the insurance claims expenses of Balboa Reinsurance from 2002. (Reinsurance claims expenses are a function of expected remaining losses and premiums.) These increases were partially offset by improvement in the loss ratio at Balboa Life and Casualty.

Other Operating Expenses
      Other operating expenses are summarized below:

	Years Ended
	December 31,

	2003	2002

	(In thousands)
Insurance commission expense	$138,853	$117,030
Legal and consulting fees	111,643	57,748
Travel and entertainment	63,295	45,071
Software amortization and impairment	46,136	39,255
Insurance	40,298	19,779
Losses on servicing-related advances	36,217	46,892
Taxes and licenses	32,323	24,577
Deferral of loan origination costs	(71,536)	(43,476)
Other	94,120	56,835

Total other operating expenses	$491,349	$363,711

      Insurance commission expense as a percentage of insurance premiums earned declined from 21% in 2002 to 19% in 2003, primarily due to reduced contingent commissions accruing to insurance agents as a result of higher than anticipated insured losses on certain lender-placed auto policies. Contingent commissions are paid only on certain lender-placed auto policies sourced through agents.
      Legal and consulting fees increased from the prior year due primarily to increased levels of these services.
Quantitative and Qualitative Disclosures About Market Risk
      The primary market risk we face is interest rate risk. Interest rate risk includes the risk that the value of our assets and liabilities will change due to changes in interest rates. Interest rate risk also includes the risk that the net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. From an enterprise perspective, we manage interest rate risk through the natural counterbalance of our loan production and servicing businesses. We also use various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of our interest rate lock commitments, Mortgage Loan Inventory and MBS held for sale, MSRs and other retained interests, and trading securities, as well as a portion of our debt. The overall objective of our interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates. Our Corporate Asset/ Liability Management Committee, which is comprised of several of the Company’s senior financial executives, maintains responsibility for management of this risk.

Interest Rate Lock Commitments and Mortgage Inventory
      We are exposed to interest rate risk from the time an interest rate lock commitment (“IRLC”) is made to a mortgage applicant or financial intermediary to the time the resulting mortgage loan is sold. During this period, we are exposed to losses if mortgage rates rise, because the value of the IRLC or mortgage declines. To manage this risk, we use derivatives, primarily forward sales of MBS and options to buy and sell MBS, as well as options on Treasury futures contracts.

      IRLCs guarantee the rate and points on the underlying mortgage for a specified period, generally from seven to 60 days. Managing the interest rate risk related to IRLCs is complicated by the fact that the ultimate percentage of applications that close within the terms of the IRLC is variable. The primary factor that drives the variability of the closing percentage is marketplace changes in mortgage rates. In general, the percentage of applications that ultimately close within the terms of the IRLC increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicants’ committed rates. The closing percentage is also influenced by the source of the applications, age of the applications, purpose for the loans (purchase or refinance) and the application approval rate. We have developed closing ratio estimates using empirical data taking into account all of these variables. Our closing ratio estimates also take into account renegotiations of rate and point commitments that tend to occur when mortgage rates fall. Our closing ratio estimates are revised periodically using the most current empirical data.
      To manage the interest rate risk associated with IRLCs, we use a combination of net forward sales of MBS and put and call options on MBS or Treasury Futures. As a general rule, we enter into forward sales of MBS in an amount equal to the portion of the IRLCs expected to close, assuming no change in mortgage rates. We acquire put and call options to protect against the variability of loan closings caused by changes in mortgage rates, using our current closing ratio estimates to determine the amount of optional coverage required.
      We manage the interest rate risk related to our Mortgage Loan Inventory primarily by entering into forward sales of MBS. The value of these forward sales moves in the opposite direction of the value of the Mortgage Loan Inventory. We actively manage our IRLCs and Mortgage Inventory risk profiles on a daily basis.
      We use the following derivative instruments in our risk management activities related to the IRLCs and Mortgage Loan Inventory:

•	Forward Sales of MBS: represents an obligation to sell an MBS at a specified price in the future. Its value increases as mortgage rates rise.

•	Forward Purchases of MBS: represents an obligation to buy an MBS at a specified price in the future. Its value increases as mortgage rates fall.

•	Long Call Options on MBS: represents a right to buy an MBS at a specified price in the future. Its value increases as mortgage rates fall.

•	Long Put Options on MBS: represents a right to sell an MBS at a specified price in the future. Its value increases as mortgage rates rise.

•	Long Call Options on Treasury Futures: represents a right to acquire a Treasury futures contract at a specified price in the future. Its value increases as the benchmark Treasury rate falls.

•	Long Put Options on Treasury Futures: represents a right to sell a Treasury futures contract at a specified price in the future. Its value increases as the benchmark Treasury rate rises.

•	Short Eurodollar Futures Contracts: represents a standardized exchange-traded contract, the value of which is tied to spot Eurodollar rates at specified future dates. Its value increases when Eurodollar rates rise.

Mortgage Servicing Rights (MSRs) and Other Retained Interests
      Our MSRs and other retained interests are generally subject to loss in value when mortgage rates decline. Declining mortgage rates generally precipitate increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the MSRs and other retained interests, thereby reducing their value. Reductions in the value of these assets impact earnings through impairment charges. To moderate the effect on earnings of impairment, we maintain a portfolio of financial instruments, including derivatives, which generally increase in aggregate value when interest rates decline (the “Servicing Hedge”).

      We currently use, or have used in the past, the following financial instruments in our Servicing Hedge:

•	Interest Rate Floors: represents a right to receive cash if a reference interest rate falls below a contractual strike rate. Its value increases as reference interest rates fall. The reference interest rates used include mortgage rates, Treasury rates and U.S. dollar (“USD”) LIBOR.

•	U.S. Treasury Securities: consists of notes and bonds with maturities ranging generally from 10 to 30 years. As interest rates decrease, the value of these securities generally increases.

•	Long Treasury Futures: represent an agreement to purchase a Treasury security at a specified price in the future. Its value increases as the benchmark Treasury rate falls.

•	Long Call Options on Treasury and Eurodollar futures: represents a right to acquire a Treasury or Eurodollar futures contract at a specified price in the future. Its value increases as the benchmark Treasury or Eurodollar deposit rate falls.

•	Long Put Options on Treasury and Eurodollar futures: represents a right to sell a Treasury or Eurodollar futures contract at a specified price in the future. Its value increases as the benchmark Treasury or Eurodollar deposit rate rises.

•	Long Call Options on MBS: represents a right to buy an MBS at a specified price in the future. Its value increases as mortgage rates fall.

•	Forward Purchases of MBS: represents an obligation to buy an MBS at a specified price in the future. Its value increases as mortgage rates fall.

•	Interest Rate Swaps: represents a mutual agreement to exchange interest rate payments; one party paying a fixed-rate and another paying a floating rate tied to a reference interest rate (e.g., USD LIBOR). For use in the Servicing Hedge, we generally receive the fixed rate and pay the floating rate. Such contracts increase in value as rates fall.

•	Receiver Swaptions: represents a right to enter into a predetermined Interest Rate Swap at a future date upon exercise of the right we receive the fixed rate and pay the floating rate. These contracts increase in value as rates fall.

•	Payor Swaptions: represents a right to enter into a predetermined Interest Rate Swap at a future date, whereupon exercise of the right we pay the fixed rate and receive the floating rate. These contracts increase in value as rates rise.

•	Principal-Only Securities: consist of mortgage trust principal-only securities and Treasury principal-only securities. These securities have been purchased at discounts to par value. As interest rates decrease, the value of these securities generally increase.
      These instruments are combined to manage the overall risk profile of the MSRs and other retained interests. We actively manage our retained interests risk profile on a daily basis.

Securities Trading Activities
      Within our Capital Markets operations, we maintain a trading portfolio of fixed-income securities, primarily MBS. We are exposed to price changes in our trading portfolio arising from interest rate changes during the period we hold the securities. To manage this risk, we use the following derivative instruments:

•	Forward Sales of To-Be-Announced (“TBA”) MBS: represents an obligation to sell agency pass-through MBS that have not yet been issued at a specified price and at a specified date in the future. Its value increases as mortgage rates rise.

•	Forward Purchases of TBA MBS: represents an obligation to purchase agency pass-through MBS that have not yet been issued at a specified price at a specified date in the future. Its value increases as mortgage rates fall.

•	Forward Sale of U.S. Treasury Securities: represents a standardized exchange-traded agreement to sell a specified quantity of U.S. Treasury securities for a specified price at a specified date in the future. Its value increases when interest rates rise.

•	Short Futures Contracts: represents standardized exchange-traded contracts, the value of which is tied to spot Fed Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Fed Funds or Eurodollar rates rise.

•	Long Futures Contracts: represents standardized exchange-traded contracts, the value of which is tied to the spot Fed Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Fed Funds or Eurodollar rates fall.

•	Interest Rate Swaps: represents a mutual agreement to exchange interest rate payments; one party paying a fixed rate and another paying a floating rate tied to a reference interest rate (e.g. USD LIBOR). For use in its trading portfolio risk management activities, the Company receives the floating rate and pays the fixed rate. Such contracts increase in value as rates rise.

•	Long Put Options on Futures Contracts: represents a right to sell futures contracts, the value of which is tied to spot Fed Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Fed Funds or Eurodollar rates rise

•	Long Call Options on Futures Contracts: represents a right to purchase futures contracts, the value of which is tied to spot Fed Funds or Eurodollar rates at specific future dates. The value of these contracts increases when Fed Funds or Eurodollar rates fall.

Treasury Bank
      The primary component of Treasury Bank’s earnings is net interest income derived from our mortgage loan and investment portfolios. At Treasury Bank, we invest primarily in adjustable-rate and short duration residential mortgages. Our securities portfolio is comprised mostly of short-duration sequential collateralized mortgage obligations. We manage our interest rate risk primarily by investing in relatively simple, short duration assets, and matching the duration and re-pricing characteristics of our liabilities with those of our assets. Deposits are priced to encourage consumers to choose maturity terms consistent with our assets. Interest rate swaps are also used to efficiently and cost effectively convert long-term fixed-rate deposits to adjustable-rate deposits. In addition, the structure and terms of our borrowings are chosen to manage our interest rate risk.

Debt Securities
      We determine the mix of fixed-rate and variable-rate debt as part of our overall interest rate risk management activities. We use Interest Rate Swaps to efficiently and cost effectively achieve our desired mix of fixed- and floating-rate debt. Typically, terms of the Interest Rate Swaps match the terms of the underlying debt, resulting in an effective conversion of the debt rate.

Impact of Changes in Interest Rates on the Net Value of the Company’s Interest Rate-Sensitive Financial Instruments
      We perform various sensitivity analyses that quantify the net financial impact of changes in interest rates on our interest rate-sensitive assets, liabilities and commitments. These analyses incorporate assumed changes in the interest rate environment, including selected hypothetical, instantaneous parallel shifts in the yield curve.
      We employ various commonly used modeling techniques to value our financial instruments in connection with these sensitivity analyses. For mortgage loans, MBS, MBS forward contracts, collateralized mortgage obligations and MSRs, option-adjusted spread (“OAS”) models are used. The primary assumptions used in these models for purpose of these sensitivity analyses are the implied market volatility of interest rates and prepayment speeds. For options and interest rate floors, an option-pricing model is used. The primary assumption used in this model is implied market volatility of interest rates. Other retained interests are valued using zero volatility discounted cash flow models. The primary assumptions used in these models are prepayment rates, discount rates and credit losses. All relevant cash flows associated with the financial instruments are incorporated in the various models.
      Based upon this modeling, the following table summarizes the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of December 31, 2004, given several hypothetical, instantaneous, parallel-shifts in the yield curve:

	Change in Fair Value

Change in Interest Rate (basis points)	–100	–50	+50	+100

	(In millions)
MSRs and other financial instruments:
MSR and other retained interests	$(3,068)	$(1,581)	$1,230	$2,189
Impact of Servicing Hedge:
Swap-based	2,256	967	(543)	(702)
Treasury-based	848	269	(70)	(102)

MSRs and other retained interests, net	36	(345)	617	1,385

Committed Pipeline	107	100	(214)	(493)
Mortgage Loan Inventory	758	487	(656)	(1,411)
Impact of associated derivative instruments:
Mortgage-based	(1,012)	(634)	894	2,001
Treasury-based	289	104	(19)	(20)
Eurodollar-based	(106)	(62)	88	190

Committed Pipeline and Mortgage Loan Inventory, net	36	(5)	93	267

Treasury Bank:
Securities portfolio	74	49	(71)	(153)
Mortgage loans	388	217	(250)	(523)
Deposit liabilities	(204)	(104)	106	213
Federal Home Loan Bank Advances	(292)	(142)	134	261

Treasury Bank, net	(34)	20	(81)	(202)

Notes payable and capital securities	(477)	(239)	237	474
Impact of associated derivative instruments:
Swap-based	120	59	(58)	(116)

Notes payable and capital securities, net	(357)	(180)	179	358

Insurance company investment portfolios	34	18	(21)	(43)

Net change in fair value related to MSRs and other financial instruments	$(285)	$(492)	$787	$1,765

Net change in fair value related to broker-dealer trading securities	$(11)	$(3)	$(8)	$(24)

      The following table summarizes the estimated change in fair value of the Company’s interest rate-sensitive assets, liabilities and commitments as of December 31, 2003, given several hypothetical (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value

Change in Interest Rate (basis points)	–100	–50	+50	+100

	(In millions)
Net change in fair value related to MSRs and other financial Instruments	$(668)	$(630)	$831	$1,747

Net change in fair value related to broker-dealer trading securities	$(1)	$2	$(10)	$(28)

      These sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate certain movements in interest rates; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that result from changes in interest rates. In addition, not all of the changes in fair value would impact current period earnings. For example, MSRs are carried by impairment stratum at the lower of amortized cost or market value. Consequently, absent hedge accounting, any increase in the value of a particular MSR stratum above its amortized cost basis would not be reflected in current-period earnings. In addition, our debt is carried at its unpaid principal balance net of issuance discount or premium; therefore, absent hedge accounting, changes in the market value of our debt are not recorded in current-period earnings. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

Market Risk — Foreign Currency Risk
      In order to diversify our funding sources globally, we occasionally issue medium-term notes denominated in a foreign currency. We manage the foreign currency risk associated with these medium-term notes through cross-currency swap transactions. The terms of the cross-currency swaps effectively convert all foreign currency-denominated medium-term notes into U.S. dollar obligations, thereby eliminating the associated foreign currency risk. As a result, potential changes in the exchange rates of foreign currencies denominating such medium-term notes would not have a net financial impact on future earnings, fair values or cash flows.
Credit Risk Management
      Credit risk is the potential for financial loss resulting from the failure of a borrower or an institution to honor its contractual obligations to us. Credit risk arises in many of our business activities including lending activities, securities trading activities and interest rate risk management activities. We actively manage credit risk to maintain credit losses within levels that achieve our profitability and return on capital objectives while meeting our expectations for consistent financial performance.
      Our Credit Committee, which is comprised of our Chief Credit Officer and other senior executives, has primary responsibility for setting strategies to achieve our credit risk goals and objectives. Those goals and objectives are documented in our Credit Policy.

Mortgage Credit Risk

Overview
      In our mortgage lending activities, we manage our credit risk through credit policy, underwriting, quality control and surveillance activities as well as through use of credit enhancements, especially nonrecourse and limited recourse securitizations. We also employ proactive collection and loss mitigation efforts.

Loan Quality
      Our Credit Policy establishes standards for the determination of acceptable credit risks. Those standards encompass borrower and collateral quality, underwriting guidelines and loan origination standards and procedures.
      Borrower quality includes consideration of the borrower’s credit and capacity to pay. We assess credit and capacity to pay through the use of credit scores, application of a mortgage scorecard, and manual or automated underwriting of additional credit characteristics.
      Collateral quality includes consideration of property value, condition and marketability and is determined through physical inspections and the use of manual and automated valuation models.
      Underwriting guidelines facilitate the uniform application of underwriting standards to all borrowers regardless of race, religion or ethnic background. Uniformity in underwriting also provides a means for measuring and managing credit risk. This allows us, as well as government sponsored entities (“GSEs”), private investors, and the secondary markets in general, to assess risk, which provides us with more flexibility in the sale of loans.
      Our conventional conforming underwriting guidelines comply with the guidelines established by Fannie Mae or Freddie Mac. Our underwriting guidelines for FHA-insured and VA-guaranteed mortgage loans comply with guidelines established by the U.S. Department of Housing and Urban Development or the Veterans Administration. Our underwriting guidelines for non-conforming mortgage loans, Prime Home Equity Loans, and Nonprime Mortgage Loans have been designed so that these loans are salable in the secondary mortgage market. We developed these guidelines to meet the requirements of private investors, rating agencies and third-party credit enhancement providers.
      Our loan origination standards and procedures are designed to produce high quality loans. These standards and procedures encompass underwriter qualifications and authority levels, appraisal review requirements, fraud prevention, funds disbursement controls, training of our employees and ongoing review of their work. We help to ensure that our origination standards are met by employing accomplished and seasoned management, underwriters and processors and through the extensive use of technology. We also have a comprehensive training program for the continuing development of both our existing staff and new hires. In addition, we employ proprietary underwriting systems in our loan origination process that improve the consistency of underwriting standards, assess collateral adequacy and help to prevent fraud, while at the same time increasing productivity.
      In addition to our pre-funding controls and procedures, we employ an extensive post-funding quality control process. Our Quality Control Department, under the direction of the Chief Credit Officer, is responsible for completing comprehensive loan audits that consist of a re-verification of loan documentation, an in-depth underwriting and appraisal review, and if necessary, a fraud investigation. We also employ a pre- and post-funding proprietary loan performance evaluation system. This system identifies fraud and poor performance of individuals and business entities associated with the origination of our loans. The combination of this system and our audit results allows us to evaluate and measure adherence to prescribed underwriting guidelines and compliance with laws and regulations.

Sale of Loans
      Nearly all of the mortgage loans that we originate are sold into the secondary mortgage market primarily in the form of securities, and to a lesser extent as whole loans. While we generally sell our Prime Mortgage Loans on a non-recourse basis, either in the form of securities or whole loans, we do have potential liability under the representations and warranties we make to purchasers and insurers of the loans. In the event of a breach of such representations and warranties, we may be required to either repurchase the subject mortgage loans or indemnify the investor or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans.

Securitization
      As described below, the degree to which credit risk on the underlying loans is transferred through the securitization process depends on the structure of the securitization. Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Mortgage Loans generally are securitized with limited recourse for credit losses.

Conforming Conventional Loans
      Conforming conventional loans are generally pooled into mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac. A small portion of these loans also has been sold to the Federal Home Loan Bank, through its Mortgage Partnership Finance Program. Subject to certain representations and warranties we make, nearly all conventional loans securitized through Fannie Mae or Freddie Mac are sold on a non-recourse basis. We pay guarantee fees to these agencies to compensate them for their assumption of credit risk on the securitized loans.

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

Non-conforming Conventional Prime Loans
      Non-conforming conventional prime mortgage loans are generally pooled into “private-label” (non-agency) mortgage-backed securities. Such securitizations involve some form of credit enhancement, such as senior/subordinated structures, overcollateralization or mortgage pool insurance. Securitizations that involve senior/subordinated structures contain securities that assume varying levels of credit risk. Holders of subordinated securities are compensated for the credit risk assumed through a higher yield. We generally sell the subordinated securities created in connection with these securitizations and thereby transfer the related credit risk subject to representations and warranties we make when the loans are securitized.

Prime Home Equity Loans
      Prime Home Equity Loans are generally pooled into private-label asset-backed securities. These securities generally are credit-enhanced through over-collateralization and guarantees provided by a third-party surety. In such securitizations, Countrywide is subject to limited recourse for credit losses through retention of a residual interest.

Nonprime Mortgage Loans
      Nonprime Mortgage Loans generally are pooled into private-label asset-backed securities. We generally securitize these loans with limited recourse for credit losses through retention of a residual interest, which usually ranges from 0.5% to 3.0% of the principal balance of the loans. In some cases, such limited recourse securitizations have contained mortgage pool insurance as the primary form of credit enhancement, coupled with a limited corporate guarantee from us and/or a retained residual interest. When mortgage pool insurance is used, we pay the associated premiums. We also have pooled a portion of our Nonprime Mortgage Loans into securities guaranteed by Fannie Mae. In such cases, we have paid Fannie Mae a guarantee fee in exchange for Fannie Mae assuming the credit risk of the underlying loans.

      Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. These amounts at December 31, 2004 are as follows:

December 31,
2004

(In thousands)
Subordinated Interests:
Prime home equity residual securities	$809,152
Nonprime residual securities	425,621
Prime home equity transferor’s interests	273,639
Nonconforming residual securities	32,017
Subordinated mortgage-backed pass-through securities	2,306

$1,542,735

Corporate guarantees in excess of recorded liability	$419,264

      The carrying value of the residual securities is net of expected future credit losses. The total credit losses incurred for 2004 and 2003 related to all of our mortgage securitization activities are summarized as follows:

	Years Ended
	December 31,

	2004	2003

	(In thousands)
Nonprime securitizations with retained residual interest	$43,021	$36,699
Repurchased or indemnified loans	42,063	35,426
Prime home equity securitizations with retained residual interest	29,370	15,196
Nonprime securitizations with corporate guarantee	20,039	40,891
Prime home equity securitizations with corporate guarantee	6,930	2,763
VA losses in excess of VA guarantee	1,658	2,824

	$143,081	$133,799

Mortgage Reinsurance
      We provide mortgage reinsurance on mortgage loans included in our servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, we absorb mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a cap, in exchange for a portion of the pools’ mortgage insurance premium. As of December 31, 2004, approximately $71.9 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At December 31, 2004, the maximum aggregate losses under the reinsurance contracts were $419.1 million. We are required to pledge securities to cover this potential liability. We recorded provisions for losses related to this activity of $41.5 million in 2004.

Mortgage Loans Held for Sale
      At December 31, 2004, mortgage loans held for sale amounted to $37.4 billion. While the loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

Portfolio Lending Activities
      We have a portfolio of mortgage loans held for investment, consisting primarily of Prime Mortgage and Prime Home Equity Loans, which amounted to $34.6 billion at December 31, 2004. This portfolio is held primarily in our Bank. Prime Home Equity Loans held in the Bank with combined loan-to-value ratios equal-to or above 90% are covered by a pool insurance policy that provides partial protection against credit losses. Otherwise, we generally retain full credit exposure on these loans.
      We also provide short-term secured mortgage-loan warehouse advances to various lending institutions, which totaled $3.7 billion at December 31, 2004.
      Our total allowance for credit losses for mortgage loans held for investment amounted to $125.0 million at December 31, 2004. Related net charge-offs during 2004 totaled $25.2 million.

Counterparty Credit Risk
      We have exposure to credit loss in the event of contractual non-performance by our trading counterparties and counterparties to our various over-the-counter derivative financial instruments. We manage this credit risk by selecting only well-established, financially strong counterparties, spreading the credit risk among many such counterparties, and by placing contractual limits on the amount of unsecured credit extended to any single counterparty.
      The aggregate amount of counterparty credit exposure at December 31, 2004, before and after collateral held by us, was as follows:

December 31, 2004

(In millions)
Aggregate credit exposure before collateral held	$1,681
Less: collateral held	1,088

Net aggregate unsecured credit exposure	$593

      For the year ended December 31, 2004, we incurred no credit losses due to non-performance of any of our counterparties.
Loan Servicing
      The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans and securities held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated.

	Years Ended December 31,

	2004	2003

	(In millions)
Beginning owned portfolio	$630,451	$441,267
Add: Loan production	363,006	434,864
Purchased MSRs	40,723	6,944
Less: Runoff(1)	(212,705)	(252,624)

Ending owned portfolio	821,475	630,451
Subservicing portfolio	16,847	14,404

Total servicing portfolio	$838,322	$644,855

MSR portfolio	$758,975	$581,964
Mortgage loans owned	62,500	48,487
Subservicing portfolio	16,847	14,404

Total servicing portfolio	$838,322	$644,855

	2004	2003

	(Dollar amounts in
	millions)
Composition of owned portfolio at period end:
Conventional mortgage	$639,148	$512,889
FHA-insured mortgage	39,618	43,281
VA-guaranteed mortgage	13,048	13,775
Nonprime Mortgage	84,608	36,332
Prime Home Equity	45,053	24,174

Total owned portfolio	$821,475	$630,451

Delinquent mortgage loans(2):
30 days	2.35%	2.35%
60 days	0.70%	0.72%
90 days or more	0.78%	0.84%

Total delinquent mortgage loans	3.83%	3.91%

Loans pending foreclosure(2)	0.42%	0.43%

Delinquent mortgage loans(2):
Conventional	2.24%	2.21%
Government	13.14%	13.29%
Nonprime Mortgage	11.29%	12.46%
Prime Home Equity	0.79%	0.73%
Total delinquent mortgage loans	3.83%	3.91%
Loans pending foreclosure(2):
Conventional	0.20%	0.21%
Government	1.21%	1.20%
Nonprime Mortgage	1.74%	2.30%
Prime Home Equity	0.03%	0.02%
Total loans pending foreclosure	0.42%	0.43%

(1)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).

(2)	Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their non-performing status.
      We attribute the overall decline in delinquencies in our servicing portfolio primarily to the relative overall increase in the number of loans in the conventional and Prime Home Equity portfolios, which carry lower delinquency rates than the government and nonprime portfolios. Also contributing to the decline in the overall delinquency rate is a reduction in the delinquency rate of our nonprime portfolio. We believe the delinquency rates in our servicing portfolio are consistent with industry experience for similar mortgage loan portfolios.
Inflation
      Our operations that would be most significantly impacted by an increase in inflation are our mortgage banking and capital markets operations. Interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, mortgage loan production decreases, particularly from loan refinancing. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity. Generally, in such periods of reduced mortgage loan production the associated profit margins also decline due to increased competition among mortgage loan originators and to higher unit costs, thus further reducing our loan production earnings. Conversely, in a rising interest rate environment, our loan servicing earnings generally increase because mortgage prepayment rates tend to slow down, thereby extending the average life of our servicing portfolio and thus reducing the amortization and impairment of our MSRs. Within our broker-dealer operations, rising interest rates generally lead to a reduction in trading and underwriting activities in its primary niche, the mortgage securities market.
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

Liquidity Management
      The objective of our liquidity management is to ensure that adequate reliable sources of cash are available to meet our potential near-term funding needs, including periods of stress within the financial markets. We manage our liquidity by financing our assets in a manner consistent with their liquidity profile. Assets that are considered illiquid are financed with long-term capital (equity and debt with a final maturity greater than six months). We manage our long-term debt maturities (which we define for this purpose as debt maturing after six months), and credit facility expirations to minimize refinancing risk. We also manage the timing of our short-term debt maturities to limit the amount maturing in any five-day period. We diversify our financing programs, credit providers and debt investors and dealers to reduce reliance upon any one source of liquidity. Finally, we assess all sources of financing based upon their reliability, recognizing that certain financing programs are sensitive to temporary market disruptions.
      We regularly forecast our potential funding needs over three-month and longer horizons, taking into account debt maturities and potential peak balance sheet levels. Available reliable sources of liquidity are appropriately established and sized to meet potential future funding requirements. We currently have $72.5 billion in reliable sources of short-term liquidity, including secured and unsecured committed bank lines of credit and reusable mortgage purchase commitments totaling $55.7 billion. Our long-term debt typically consists of unsecured debt issued in the public corporate debt markets. At December 31, 2004, we had $21.5 billion in unsecured long-term debt outstanding. See “Note 16 — Notes Payable” in the financial statement section of this Report for additional descriptions of our committed financing programs.

Public Corporate Debt Markets
      The public corporate debt markets are a key source of financing for us, due to their efficiency and low cost. Typically, we access these markets by issuing unsecured commercial paper and medium-term notes. We also have issued unsecured subordinated debt, convertible debt and trust-preferred securities. At December 31, 2004, we had a total of $26.5 billion in public corporate debt outstanding.

      To maintain our desired level of access to the public corporate debt markets, it is critical for us to maintain investment-grade credit ratings. We have consistently maintained solid investment-grade credit ratings over the past 12 years. Given our current ratings, we generally have deep access to the public corporate debt markets. Current credit ratings are as follows:

Countrywide
	Home Loans	Countrywide
	Short-Term	Financial Corporation
	Ratings(1)	Long-Term Ratings

Standard and Poors	A-1	A
Moody’s Investors Service	P-2	A3
Fitch	F1	A

(1)	The Company expects to receive short-term credit ratings for CFC consistent with those currently in place at Countrywide Home Loans in the near future.
      Among other things, maintenance of our current investment-grade ratings requires that we have high levels of liquidity, including access to alternative sources of funding such as committed bank stand-by lines of credit, as well as a conservative capital structure. Our policy is to maintain our regulatory capital ratios at levels that are above the “well capitalized” standards defined by the Federal Reserve Board.
      At December 31, 2004 and at December 31, 2003, CFC’s regulatory capital ratios were as follows:

		December 31, 2004		December 31, 2003
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	7.9%	$10,332,383	8.3%	$8,082,963
Risk-Based Capital
Tier 1	6.0%	11.1%	$10,332,383	12.8%	$8,082,963
Total	10.0%	11.7%	$10,928,223	13.7%	$8,609,996

(1)	Minimum required to qualify as “well capitalized.”
      Our primary source of equity capital is retained earnings. We also have $1.0 billion outstanding in junior subordinated debentures that receive varying degrees of “equity treatment” from rating agencies, bank lenders and regulators. In addition, we currently have a $2.7 billion deferred tax liability related to our MSRs that would offset a portion of any potential loss in the value of our MSRs and which, to that extent, can be viewed as a supplement to our equity capital. From time to time, we engage in stock offerings as a means of increasing our capital base and supporting our growth.
      Issues of concern to one or more credit rating agencies in the past have included our significant investment in MSRs and other retained interests, our involvement in nonprime lending, as well as our liquidity and capital structure. We maintain an active dialogue with all three rating agencies, meeting throughout the year to review operational and financial performance and to address specific areas of focus.
      In the unlikely event our credit ratings were to drop below “investment grade,” our access to the public corporate debt markets would be severely limited. (The cutoff for investment grade is generally considered to be a long-term rating of “BBB — ”, or three gradations below our lowest current rating.) In the event of a ratings downgrade below investment grade, we would be required to rely upon alternative sources of financing, such as bank lines and private debt placements (secured and unsecured). Furthermore, we would likely be unable to retain all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing would rise significantly and we could have to curtail some of our capital-intensive activities, such as our ongoing investment in MSRs and other retained interests. On the other hand, given the highly liquid nature of our mortgage inventory and broker-dealer trading portfolio, we would likely be able to arrange secured financing for such assets. Over the long-term, however, it would be difficult for us to compete effectively without investment-grade ratings. Management believes the likelihood of a reduction in our credit ratings to below investment grade in the foreseeable future is remote. We analyze contingent liquidity scenarios of varying duration and severity for our mortgage company, bank and broker-dealer to ensure that sufficient highly reliable sources of committed liquidity are in place and available to finance the Company during a temporary market disruption.

Asset-Backed Financing Market
      A growing source of funding for us is the asset-backed financing market. This form of financing generally involves the temporary transfer of legal ownership of assets to a separate legal entity (conduit) in exchange for short-term financing. Such financing programs generally have commercial bank sponsors that provide some form of credit enhancement to the program, for example, back-up lines of credit or market value swaps. Investors that purchase secured debt, typically commercial paper, issued by these conduits look primarily to the asset value to ensure repayment, rather than to the credit standing of the company that utilizes the conduit for financing. We have used this market primarily to finance a significant portion of our mortgage loan inventory. Due to its liquid nature and short holding period, our mortgage loan inventory has been well received by asset-backed commercial paper investors. We utilize such programs as a cost-effective means to expand and diversify our sources of liquidity. At December 31, 2004, we had a borrowed a total of $7.4 billion through such asset-backed financing programs.

Secondary Mortgage Market
      We rely substantially on the secondary mortgage market as a source of long-term capital to support our mortgage banking operations. Nearly all mortgage loans that we produce are sold in the secondary mortgage market, primarily in the form of Mortgage-Backed Securities (“MBS”) and Asset-Backed Securities (“ABS”). Significant portions of the MBS we sell are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”). We also issue non-Agency or “private-label” MBS and ABS. Private-label MBS and ABS are registered with the SEC and have separate credit ratings. Generally, private-label MBS and ABS require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance, Countrywide guarantees and/or private surety guarantees.
      The Agency MBS market is extremely liquid. The private-label MBS and ABS market, particularly the nonprime ABS market, is significantly less liquid, although we have enjoyed essentially uninterrupted access to these markets, albeit at varying costs.
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

Repurchase Agreements
      We also utilize short-term repurchase agreements as a primary means of financing securities and mortgage loans pending sale. Although this method of financing is uncommitted and short-term in nature, it has proven to be a reliable and cost-effective financing alternative for us.

Funding Bank Growth
      Our goal is to increase the total assets of our Bank from $41.0 billion as of December 31, 2004 to $200 billion in five years. We intend to accomplish this goal primarily by using our loan origination operations to source loans for the Bank to originate and place in its portfolio. Funding for this growth will come from a variety of sources, including transfers of custodial accounts controlled by CHL, secured advances from the Federal Home Loan Bank and retail deposits, primarily CDs, generated by the Bank.

Cash Flow
      Cash flow provided by operating activities was $3.3 billion for 2004, compared to net cash used in operating activities of $3.3 billion for 2003. The increase in cash flow from operations for 2004 compared to 2003 was primarily due to a $6.4 billion net decrease in cash used to fund Mortgage Loan Inventory.
      Net cash used by investing activities was $18.0 billion for 2004, compared to $32.7 billion for 2003. The decrease in net cash used in investing activities was primarily attributable to a $7.0 billion decrease in cash used to fund loans held for investment, combined with a $4.3 billion decrease in cash used to fund investments in other financial instruments.
      Net cash provided by financing activities for 2004 totaled $14.8 billion, compared to $36.1 billion for 2003. The decrease in cash provided by financing activities was comprised of a $27.7 billion net decrease in short-term (primarily secured) borrowings, offset by a $4.5 billion increase in deposit liabilities and a $2.6 billion net increase in long-term debt.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees
      In the ordinary course of our business we engage in financial transactions that are not recorded on our balance sheet. (See Note 2 — “Summary of Significant Accounting Policies” in the financial statement section of this Report for a description of our consolidation policy.) Such transactions are structured to manage our interest rate, credit or liquidity risks, to diversify funding sources or to optimize our capital.
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
      We also generally have the right to repurchase mortgage loans from the special-purpose entity if the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans becomes burdensome in relation to the benefits of servicing.
      Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Loans generally are securitized with limited recourse for credit losses. During 2004, we securitized $57.8 billion in Nonprime Mortgage and Prime Home Equity Loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk.”
      We do not believe that any of our off-balance sheet arrangements have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
      The sales proceeds and cash flows from our securitizations for 2004 and additional information with respect to securitization activities are included in the financial statements section of this Report (Note 11 — “Securitizations”).

Contractual Obligations
      The following table summarizes our significant contractual obligations at December 31, 2004, with the exception of short-term borrowing arrangements and pension and post-retirement benefit plans.

		Less than			More than
	Note(1)	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Obligations:
Notes payable	16	$26,595,868	$18,613,268	$10,539,849	$3,492,548	$59,241,533
Time deposits	17	$3,918,980	$3,407,888	$2,347,493	$695,402	$10,369,763
Operating leases	29	$114,856	$182,865	$93,783	$34,722	$426,226
Purchase obligations	—	$163,804	$11,066	$5,295	$—	$180,165

(1)	See respective notes to the financial statements included in this Report.
      As of December 31, 2004, the Company had undisbursed home equity lines of credit and construction loan commitments of $5.4 billion and $936.9 million, respectively. As of December 31, 2004, outstanding commitments to fund mortgage loans in process totaled $29.8 billion.
      In connection with the Company’s underwriting activities, the Company had commitments to purchase and sell new issues of securities aggregating $666.7 million at December 31, 2004.
Prospective Trends

United States Mortgage Market
      Over the last decade, total mortgage indebtedness in the United States has grown at an average annual rate of 9%. We believe that continued population growth, ongoing developments in the mortgage market and the prospect of relatively low interest rates support similar growth in the market for the foreseeable future. Some of the ongoing developments in the mortgage market that should fuel its growth include government-sponsored programs targeted to increase homeownership in low-income and minority communities, the growth of prime home equity lending as a major form of consumer finance, and the increasing efficiency of the secondary mortgage market that lowers the overall cost of homeownership.
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
      Today, large, sophisticated financial institutions dominate the residential mortgage industry. These industry leaders are primarily commercial banks operating through their mortgage banking subsidiaries. Today, the top 30 mortgage lenders combined have a 84% share of the mortgage origination market, up from 61% five years ago.

      Following is a year-over-year comparison of loan volume for the top five originators, according to Inside Mortgage Finance:

	Years Ended
	December 31,

Institution	2004	2003

	(In billions)
Countrywide	$363	$435
Wells Fargo Home Mortgage	298	470
Washington Mutual	255	435
Chase Home Finance	197	308
Bank of America Mortgage	144	152

Total for Top Five	$1,257	$1,800

      This consolidation trend has naturally carried over to the loan servicing side of the mortgage business. Today, the top 30 mortgage servicers combined have a 70% share of the total mortgages outstanding, up from 58% five years ago. Following is a year-over-year comparison of loan volume for the top five servicers, according to Inside Mortgage Finance:

	Years Ended
	December 31,

Institution	2004	2003

	(In billions)
Countrywide	$838	$645
Wells Fargo Home Mortgage	782	664
Washington Mutual	728	726
Chase Home Finance	563	470
CitiMortgage Corp.(1)	364	—
Bank of America Mortgage(1)	—	246

Total for Top Five	$3,275	$2,751

(1)	Comparative data not included for year in which the institution was not in the top five originators.
      We believe this consolidation trend will continue, as the aforementioned market forces will continue to drive out weak competitors. We believe Countrywide will benefit from this trend through increased market share. In addition, we believe that industry consolidation should lessen irrational price competition — which from time to time has affected the industry.
      Compared to Countrywide, the other industry leaders are less reliant on the secondary mortgage market as an outlet for adjustable-rate mortgages, due to their greater portfolio lending capacity. This could place us at a competitive disadvantage in the future if the demand for adjustable-rate mortgages continues, the secondary mortgage market does not continue to provide a competitive outlet for these loans, and we are unable to develop an adequate portfolio lending capacity.

Housing Appreciation
      Housing values affect us in several positive ways: rising housing values point to healthy demand for purchase-money mortgage financing; increased average loan balances; and, a reduction in the risk of loss on sale of foreclosed real estate in the event a loan defaults. However, as housing values appreciate, prepayments of existing mortgages tend to increase as mortgagors look to monetize the additional equity in their homes. Over the last several years, the housing price index has significantly outpaced the consumer price index and growth in personal income. Consequently, we expect housing values to increase at a slower rate in the coming years than in the past several years. Although there may be some markets that experience housing price depreciation, we believe that price depreciation will not occur nationwide. Over the long term, we expect that housing appreciation will be positively correlated with both consumer price inflation and growth in personal income.

Regulatory Trends
      The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably. For example, proposed state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories. This could result in a reduction of otherwise legitimate nonprime lending opportunities. Similarly, certain proposed state and federal privacy legislation requiring notice to consumers of a potential compromise of the security of personal information, if passed, could have an adverse impact on our reputation in the event notice is required.

Mortgage Originations
      Following is the estimated total United States mortgage originations market for each of the last five years:

United States
Mortgage
Calendar Year	Originations

(In billions)
2004	$2,854
2003	$3,810
2002	$2,852
2001	$2,243
2000	$1,139
Source: Mortgage Bankers Association
      Forecasters currently put the market for 2005 at between $2.2 trillion and $2.6 trillion. The forecasted reduction is attributable to an expected decline in mortgage refinance activity. We believe that a market within the forecasted range would still be favorable for our loan production business, although we would expect increased competitive pressures to have some impact on its profitability. This forecast would imply lessening pressure on our loan servicing business due to a reduction in mortgage loan prepayment activity. In our Capital Markets Segment business, such a drop in mortgage originations would likely result in a reduction in mortgage securities trading and underwriting volume, which would have a negative impact on profitability.

Implementation of New Accounting Standards
      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was amended in December 2003 (“FIN 46R”). FIN 46R is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46R requires business enterprises to consolidate variable interest entities which have one or more of the following characteristics:

•	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties

•	The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

•	The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights

•	The obligation to absorb the expected losses of the entity if they occur

•	The right to receive expected residual returns of the entity if they occur

      FIN 46R excludes qualifying special purpose entities subject to the reporting requirements of SFAS 140. FIN 46R applies upon formation to variable interest entities created after January 31, 2003, and to all variable interest entities in the first fiscal year or interim period beginning after June 15, 2003.
      As discussed in Note 16 — Notes Payable — Junior Subordinated Debentures, the Company has issued trust-preferred securities. Based on guidance related to FIN 46R, during the quarter ending March 31, 2004, the Company ceased consolidating the subsidiaries which issued the trust-preferred securities. The primary effect of this deconsolidation was for the Company to reclassify the trust-preferred securities from mezzanine equity to debt.
      In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 applies to loans acquired in a transfer if both of the following apply:

•	it is probable at the acquisition date that the investor will not be able to collect all of the contractual cash flows of the loan

•	there has been deterioration of the borrower’s credit quality.
      SOP 03-3 prohibits the carryover or creation of a valuation allowance or loan allowance in the initial accounting for the purchase. SOP 03-3 allows recognition of interest income on these loans if a reasonable estimate of the amount and timing of cash flows is available. The requirements of SOP 03-3 are consistent with our existing accounting for purchases of impaired loans as part of our Capital Markets Segment activities. Therefore we do not expect the adoption of SOP 03-3 to have a significant affect our financial condition or earnings.
      In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus opinions regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. The consensus opinions, detailed in Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”),” add to the Company’s impairment assessment requirements detailed in Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.”
      We have included the new disclosure requirements of EITF 03-1 in our financial statements. Adoption of the new measurement requirements has been delayed by the FASB pending reconsideration of implementation guidance relating to debt securities that are impaired solely due to interest rates and/or sector spreads.
      Late in 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”). The consensus requires that all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price should be included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met.
      The consensus includes instruments that have more than one contingency if one of the contingencies is based on market conditions indexed to the issuer’s share price and that instrument can be converted to shares based on achieving a market condition — that is, the conversion is not dependent on a substantive non-market-based contingency. The application of this consensus is required beginning with the December 31, 2004 reporting period. Countrywide’s Liquid Yield Option Notes and Convertible Securities, described in Note 16 — “Notes Payable,” meet the criteria of EITF 04-8. Therefore, earnings per share amounts have been recalculated and restated as appropriate for all periods presented.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of FASB Statement No. 123” (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R is focused primarily on accounting for share-based compensation. This statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the awards. SFAS 123R requires measurement of the fair value of the options using an option pricing model that takes into account the awarded options’ unique characteristics. SFAS 123R requires charging the recognized cost to expense over the period the employee provides services to earn the award — generally the vesting period for the award.
      SFAS 123R’s measurement requirements are similar to those of SFAS 123, which is the basis for the pro forma stock-based compensation disclosure contained in Note 2 — “Summary of Significant Accounting Policies” in the financial section of this report. However, SFAS 123R requires:

•	initial and ongoing estimates of the amount of shares that will vest — SFAS 123 provided entities the alternative of assuming that all shares would vest and then “truing-up” compensation cost and expense as shares were forfeited

•	adjusting the cost of a modified award with reference to the difference in the fair value of the modified award to the initial award at the date of modification of the award
      SFAS 123R also provides for the use of alternative models to determine compensation cost related to stock option grants. The model we will use to value our employee stock options has not yet been selected, and therefore any financial impacts of a model change cannot be determined. However, we do not expect the adoption of SFAS 123R to have a significant impact on our financial position or earnings. The provisions of SFAS 123R are applicable to us in the quarter ending September 30, 2005.
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

General business, economic and political conditions may significantly affect our earnings
      Our business and earnings are sensitive to general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy, as well as the local economies in which we conduct business. If any of these conditions worsen, our business and earnings could be adversely affected. For example, business and economic conditions that negatively impact household incomes could decrease the demand for our home loans and increase the number of customers who become delinquent or default on their loans; or, a rising interest rate environment could decrease the demand for loans.
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
      We attempt to manage interest rate risk in our mortgage banking business primarily through the natural counterbalance of our loan production and servicing operations. In addition, we also use derivatives extensively in order to manage the interest rate, or price risk, inherent in our assets, liabilities and loan commitments. Our main objective in managing interest rate risk is to moderate the impact of changes in interest rates on our earnings over time. Our interest rate risk management strategies may result in significant earnings volatility in the short term. The success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production operations in various interest rate environments. There are many market factors that impact the performance of our interest rate risk management activities including interest rate volatility, the shape of the yield curve and the spread between mortgage interest rates and Treasury or Swap rates. The success of this strategy impacts our net income. This impact, which can be either positive or negative, can be material.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain
      We have identified several accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. These critical accounting policies relate to our gain from sale of loans and securities, valuation of retained interests and interest rate management activities. Because of the inherent uncertainty of the estimates associated with these critical accounting policies, we cannot provide any assurance that we will not make significant adjustments to the related amounts recorded at December 31, 2004. For more information, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” section in this Report.

The financial services industry is highly competitive
      We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Competition for mortgage loans comes primarily from large commercial banks and savings institutions. Many of our competitors have fewer regulatory constraints. For example, national banks and federal savings and loan institutions are not subject to certain state laws and regulations targeted at predatory lending practices and we could be at a competitive disadvantage with respect to fulfilling legitimate nonprime credit opportunities. Another competitive consideration is that other companies have lower cost structures and others are less reliant on the secondary mortgage market for funding due to their greater portfolio lending capacity.
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

Changes in regulations could adversely affect our business
      We are heavily regulated by banking, mortgage lending and insurance laws at the federal, state and local levels, and proposals for further regulation of the financial services industry are continually being introduced. We are subject to many other federal, state and local laws and regulations that affect our business, including those regarding taxation and privacy. Congress and state legislatures, as well as federal and state regulatory agencies, review such laws, regulations and policies and periodically propose changes that could affect us in substantial and unpredictable ways. Such changes could, for example, limit the types of financial services and products we offer, or limit our liability or increase our cost to offer such services and products. It is possible that one or more legislative proposals may be adopted or regulatory changes may be implemented that would have an adverse effect on our business. Our failure to comply with such laws or regulations, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could adversely affect our earnings.

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

Other Factors
      The above description of risk factors is not exhaustive. Other factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	A general decline in U.S. housing prices or in activity in the U.S. housing market

•	A loss of investment-grade credit ratings, which may result in increased cost of debt or loss of access to corporate debt markets

•	A reduction in the availability of secondary markets for our mortgage loan products

•	A reduction in government support of homeownership

•	A change in our relationship with the housing-related government agencies and Government Sponsored Enterprises (GSEs)

•	Changes in regulations or the occurrence of other events that impact the business, operation or prospects of GSEs

•	Ineffectiveness of our hedging activities

•	The level of competition in each of our business segments

•	The occurrence of natural disasters or other events or circumstances that could impact the level of claims in the Insurance Segment
      Other risk factors are described elsewhere herein as well as in other reports and documents that we file with or furnish to the SEC. Other factors that could also cause results to differ from our expectations may not be described in any such report or document. Each of these factors could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      In response to this Item, the information set forth on pages 69 to 74 and Note 12 of this Form 10-K is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data
      The information called for by this Item 8 is hereby incorporated by reference from Countrywide’s Financial Statements and Auditors’ Report beginning at page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not Applicable.

Item 9A.	Controls and Procedures

(1)	Evaluation of Disclosure Controls and Procedures
      We have conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, solely because of the material weakness in our internal control over financial reporting described below under the heading “Management’s Report on Internal Control Over Financial Reporting,” our disclosure controls and procedures were ineffective in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities during the period in which this annual report on Form 10-K was being prepared.
      There has been no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(2)	Management’s Report on Internal Control Over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and this assessment identified the following material weakness in the Company’s internal control over financial reporting:
      The Company’s internal controls intended to ensure the proper accounting treatment of certain securitization transactions were not properly designed as of December 31, 2004. Specifically, these controls were intended to facilitate the proper sale accounting treatment pursuant to the provisions of Statement of Financial Accounting Standards No. 140, “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). These internal controls were not designed to address all relevant provisions of SFAS 140, specifically those relating to derivatives and retained interests, that require evaluation when concluding on the propriety of sale accounting treatment for a securitization transaction. As a result of these ineffectively designed controls, the Company recorded certain gains on the sales of mortgage loans in improper periods during 2004 and 2003. The Company will restate its quarterly financial information for each of the first three quarters in 2004 and the second and third quarters of 2003 to correct these accounting errors.
      In making its assessment of internal control over financial reporting, management used the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of the material weakness described in the preceding paragraph, management concludes that it did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria established in COSO.
      KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2004, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 93.

(3)	Remediation Efforts Related to the Material Weakness in Internal Control over Financial Reporting
      The Company created certain mortgage-backed securities containing embedded derivatives which were underwritten by a Countrywide affiliate. At the end of each quarter in 2004 and at the end of the second quarter in 2003, a small amount of these securities had not yet been sold, but in all cases the remaining securities were sold shortly after quarter end. The securities held at each quarter end ranged from 0.1 percent to 2.2 percent of the principal balance of the related loans securitized. Such unsold securities containing embedded derivatives needed to be sold prior to the Company recording any gain on sale. These securities were not identified by the existing internal controls and resulted in the Company having to revise the timing of the gain on sale for such transactions, and ultimately, the identification of a material weakness in internal control over financial reporting. This has been remediated in 2005 by implementing the following:

1)	Accounting policies relating to new or modified activities will be reviewed prior to the end of the first quarter in which such policies are effective.

2)	Each securitization transaction will be reviewed as it occurs to identify whether it involves securities containing embedded derivatives, and if so, a plan will be developed for disposition of such securities.

3)	Procedures will be implemented to identify any such securities containing embedded derivatives that are held at each quarter end.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Countrywide Financial Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9A(2), that Countrywide Financial Corporation (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The Company’s internal controls intended to ensure the proper accounting treatment of certain securitization transactions were not properly designed as of December 31, 2004. Specifically, these controls were intended to facilitate the proper sale accounting treatment pursuant to the provisions of Statement of Financial Accounting Standards No. 140, “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). These internal controls were not designed to address all relevant provisions of SFAS 140, specifically those relating to derivatives and retained interests, that require evaluation when concluding on the propriety of sale accounting treatment for a securitization transaction. As a result of these ineffectively designed controls, the Company recorded certain gains on the sales of mortgage loans in improper periods during 2004 and 2003. The Company will restate its quarterly financial information for each of the first three quarters in 2004 and the second and third quarters of 2003 to correct these accounting errors.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Countrywide Financial Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, stockholders’ equity, cash flows and comprehensive income for the year then ended. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 11, 2005, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP

/s/ KPMG LLP

Los Angeles, California
March 11, 2005

Item 9B.	Other Information
      Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
      The following table shows aggregate information, as of December 31, 2004, with respect to compensation plans under which equity securities of Countrywide are authorized for issuance.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column(a))(1)

Equity Compensation Plans Approved by Security Holders	59,109,336	$15.35	40,859,635
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	59,109,336	$15.35	40,859,635

(1)	Countrywide’s 2000 Equity Incentive Plan also provides for awards of Restricted Stock. Of the securities available for issuance under this plan, 4,986,516 shares of our Common Stock are available for issuance in the form of Restricted Stock.
      The other information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (1) and (2) — Financial Statement Schedules.

The information called for by this section of Item 15 is set forth in the Financial Statements and Auditors’ Report beginning at page F-2 of this Form 10-K. The index to Financial Statements and Schedules is set forth at page F-1 of this Form 10-K.
      (3)  — Exhibits

Exhibit
No.		Description

3	.1*	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).
3	.2*	Bylaws of the Company, as amended and restated (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, dated February 10, 1988).
3	.3*	Amendment to Bylaws of the Company dated January 28, 1998 (incorporated by reference to Exhibit 3.3.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1998).
3	.4*	Amendment to Bylaws of the Company dated February 3, 1998 (incorporated by reference to Exhibit 3.3.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1998).
3	.5*	Amendment to Bylaws of the Company dated March 24, 2000 (incorporated by reference to Exhibit 3.3.3 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 29, 2000).
3	.6*	Amendment to Bylaws of the Company dated September 28, 2000 (incorporated by reference to Exhibit 3.3.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).
4	.1*	Amended and Restated Rights Agreement, dated as of November 27, 2001, between the Company and The Bank of New York, as Rights Agent which includes as Exhibit A thereto, the form of Amended and Restated Certificate of Designation (incorporated by reference to Exhibit 1 to the Company’s Form 8-A/ A, filed with the SEC on December 10, 2001).
4	.2*	Specimen Certificate of the Company’s Common Stock (incorporated by reference to Exhibit 4.2 to the Current Company’s Report on Form 8-K, dated February 6, 1987).
4	.3*	Specimen Debenture Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated February 6, 1987).
4	.4*	Indenture dated as of January 1, 1992 among CHL, the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of CHL and the Company (File Nos. 33-50661 and 33-50661-01), filed with the SEC on October 19, 1993).
4	.5*	Form of Supplemental Indenture No. 1 dated as of June 15, 1995, to the Indenture dated as of January 1, 1992, among CHL, the Company, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to the registration statement on Form S-3 of the Company and CHL (File Nos. 33-59559 and 33-59559-01), filed with the SEC on June 16, 1995).
4	.6*	Form of Medium-Term Notes, Series B (fixed-rate) of CHL (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-3 (File No. 33-51816), filed with the SEC on September 9, 1992).
4	.7*	Form of Medium-Term Notes, Series B (floating-rate) of CHL (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-3 (File No. 33-51816), filed with the SEC on September 9, 1992).
4	.8*	Form of Medium-Term Notes, Series C (fixed-rate) of CHL (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-3 of CHL and the Company (File Nos. 33-50661 and 33-50661-01), filed with the SEC on October 19, 1993).

Exhibit
No.		Description

4	.9*	Form of Medium-Term Notes, Series C (floating-rate) of CHL (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of CHL and the Company (File Nos. 33-50661 and 33-50661-01), filed with the SEC on October 19, 1993).
4	.10*	Form of Medium-Term Notes, Series D (fixed-rate) of CHL (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to the registration statement on Form S-3 of the Company and CHL (File Nos. 33-59559 and 33-59559-01), filed with the SEC on June 16, 1995).
4	.11*	Form of Medium-Term Notes, Series D (floating-rate) of CHL (incorporated by reference to Exhibit 4.11 to Amendment No. 2 to the registration statement on Form S-3 of the Company and CHL (File Nos. 33-59559 and 33-59559-01), filed with the SEC on June 16, 1995).
4	.12*	Form of Medium-Term Notes, Series E (fixed-rate) of CHL (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-3835 and 333-3835-01), filed with the SEC on August 2, 1996).
4	.13*	Form of Medium-Term Notes, Series E (floating rate) of CHL (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-3835 and 333-3835-01), filed with the SEC on August 2, 1996).
4	.14*	Form of Medium-Term Notes, Series F (fixed-rate) of CHL (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-31529 and 333-31529-01), filed with the SEC on July 29, 1997).
4	.15*	Form of Medium-Term Notes, Series F (floating-rate) of CHL (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-31529 and 333-31529-01), filed with the SEC on July 29, 1997).
4	.16*	Form of Medium-Term Notes, Series G (fixed-rate) of CHL (incorporated by reference to Exhibit 4.10 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-58125 and 333-58125-01), filed with the SEC on June 30, 1998).
4	.17*	Form of Medium-Term Notes, Series G (floating-rate) of CHL (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-58125 and 333-58125-01), filed with the SEC on June 30, 1998).
4	.18*	Form of Medium-Term Notes, Series H (fixed-rate) of CHL (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-66467 and 333-66467-01), filed with the SEC on October 30, 1998).
4	.19*	Form of Medium-Term Notes, Series H (floating-rate) of CHL (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-66467 and 333-66467-01), filed with the SEC on October 30, 1998).
4	.20*	Form of 6.85% Note due 2004 of CHL (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, dated June 21, 1999).
4	.21*	Form of Medium-Term Notes, Series I (fixed-rate) of CHL (incorporated by reference to Exhibit 4.15 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-82583 and 333-82583-01), filed with the SEC on June 5, 2000).
4	.22*	Form of Medium-Term Notes, Series I (floating-rate) of CHL (incorporated by reference to Exhibit 4.16 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-82583 and 333-82583-01), filed with the SEC on June 5, 2000).
4	.23*	Form of Medium-Term Notes, Series J (fixed-rate) of CHL (incorporated by reference to Exhibit 4.14 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-55536 and 333-55536-01), filed with the SEC on February 14, 2001).
4	.24*	Form of Medium-Term Notes, Series J (floating-rate) of CHL (incorporated by reference to Exhibit 4.15 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-55536 and 333-55536-01), filed with the SEC on February 14, 2001).
4	.25*	Indenture, dated as of December 1, 2001 among CHL, the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

Exhibit
No.		Description

4	.26*	Form of Medium-Term Notes, Series K (fixed-rate) of CHL (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company, CHL, Countrywide Capital IV and Countrywide Capital V (File Nos. 333-74042, 333-74042-03, 333-74042-02 and 333-74042-01, respectively), filed with the SEC on November 28, 2001).
4	.27*	Form of Medium-Term Notes, Series K (floating-rate) of CHL (incorporated by reference to Exhibit 4.13 to the registration statement on Form S-3 of the Company, CHL, Countrywide Capital IV and Countrywide Capital V (File Nos. 333-74042, 333-74042-03, 333-74042-02 and 333-74042-01, respectively), filed with the SEC on November 28, 2001).
4	.28*	Form of Medium-Term Notes, Series L (fixed-rate) of CHL (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-103623, 333-103623-01, 333-103623-02 and 333-103623-03), filed with the SEC on March 5, 2003).
4	.29*	Form of Medium-Term Notes, Series L (floating-rate) of CHL (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-103623, 333-103623-01, 333-103623-02 and 333-103623-03), filed with the SEC on March 5, 2003).
4	.30*	Form of Medium-Term Notes, Series M (fixed-rate) of CHL (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-114270, 333-114270-01, 333-114270-02 and 333-114270-03), filed with the SEC on April 7, 2004).
4	.31*	Form of Medium-Term Notes, Series M (floating-rate) of CHL (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-114270, 333-114270-01, 333-114270-02 and 333-114270-03), filed with the SEC on April 7, 2004).
4	.32*	Liquid Yield Option Notes Due February 8, 2031 (Zero Coupon Senior) (incorporated by reference to Exhibit 4.8 of registration statement on Form S-3 of the Company and CHL (File Nos. 333-59614 and 333-59614-01), filed with the SEC on April 26, 2000).
4	.33*	Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).
4	.34*	Second Supplemental Trust Deed dated 23rd day of December, 1999, further modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.16.3 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).
4	.35*	Third Supplemental Trust Deed dated 12th day of January, 2001, further modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.16.4 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).
4	.36*	Fourth Supplemental Trust Deed, dated January 29, 2002, further modifying the provisions of a Trust Deed, dated May 1, 1998 among CHL, the Company and Bankers Trustee Company Limited, as trustee for Euro medium term notes of CHL (incorporated by reference to Exhibit 4.46 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2002).
4	.37*	Note Deed Poll, dated October 11, 2001, by CHL in favor of each person who is from time to time an Australian dollar denominated Noteholder (incorporated by reference to Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 2001).
4	.38*	Supplemental Note Deed Poll, dated April 23, 2004, modifying the terms of a Note Deed Poll, dated October 11, 2001, by CHL in favor of each person who is from time to time an Australian Dollar denominated Noteholder (incorporated by reference to Exhibit 4.49 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).

Exhibit
No.		Description

4	.39*	Indenture, dated as of December 16, 1996 among CHL, the Company and the Bank of New York, as trustee (incorporated by reference to Exhibit 4.34 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
4	.40*	Supplemental Indenture, dated as of December 16, 1996 among CHL, the Company and the Bank of New York, as trustee (incorporated by reference to Exhibit 4.35 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
4	.41*	Amended and Restated Declaration of Trust, dated as of December 16, 1996 for Countrywide Capital I by and among Eric P. Sieracki, Sandor E. Samuels and Carlos M. Garcia as Regular Trustees, The Bank of New York, as Institutional Trustee, and the Company (incorporated by reference to Exhibit 4.36 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
4	.42*	Indenture, dated as of June 4, 1997, among CHL, the Company, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-4 of CHL and the Company (File Nos. 333-37047, 333-37047-01, and 333-37047-02), filed with the SEC October 2, 1997).
4	.43*	Amended and Restated Declaration of Trust of Countrywide Capital III, dated as of June 4, 1997, by and among the Company, The Bank of New York (Delaware) as Delaware Trustee, Eric P. Sieracki, Sandor E. Samuels, and Thomas Keith McLaughlin, as Regular Trustees (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-4 of CHL and the Company (File Nos. 333-37047, 333-37047-01, and 333-37047-02), filed with the SEC October 2, 1997).
4	.44*	Indenture, dated as of April 11, 2003, among the Company, CHL and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.26 to the Company’s Current Report on Form 8-K, dated April 15, 2003).
4	.45*	First Supplemental Indenture, dated as of April 11, 2003, among the Company, CHL, and The Bank of New York, as trustee, providing for the 6.75% Junior Subordinated Deferrable Interest Debentures Due April 1, 2033 of CFC and the related guarantee by CHL (incorporated by reference to Exhibit 4.27 to the Company’s Current Report on Form 8-K, dated April 15, 2003).
4	.46*	Amended and Restated Declaration of Trust of Countrywide Capital IV, dated as of April 11, 2003, by and among Sandor E. Samuels, Thomas K. McLaughlin and Jennifer Sandefur, as Regular Trustees, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Institutional Trustee, the Company, as Sponsor and Debenture Issuer, and CHL., as Debenture Guarantor (incorporated by reference to Exhibit 4.28 to the Company’s Current Report on Form 8-K, dated April 15, 2003).
4	.47*	Indenture, dated as of February 8, 2001, among the Company, CHL and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 of registration statement on Form S-3 of the Company and CHL (File Nos. 333-59614 and 333-59614-01), filed with the SEC on April 26, 2000).
4	.48*	Registration Rights Agreement, dated as of February 8, 2001, among the Company, CHL and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.7 of registration statement on Form S-3 of the Company and CHL (File Nos. 333-59614 and 333-59614-01), filed with the SEC on April 26, 2000).
4	.49*	First Supplemental Trust Deed dated 16th December, 1998, modifying the provisions of a Trust Deed dated 1st May, 1998 among CHL, the Company and Bankers Trustee Company Limited, as Trustee for Euro Medium Notes of CHL (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1999).
+ 10	.1*	Employment Agreement by and between the Company and Angelo R. Mozilo effective March 1, 2001 (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2001).
+ 10	.2*	First Amendment to Employment Agreement, dated March 1, 2002, by and between the Company and Angelo Mozilo (incorporated by reference to Exhibit 10.63 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002).

Exhibit
No.		Description

+ 10	.3*	Employment Agreement, dated September 2, 2004 by and between the Company and Angelo R. Mozilo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 2, 2004).
+ 10	.4*	Second Restated Employment Agreement, dated as of February 28, 2003, by and between the Company and Stanford L. Kurland (incorporated by reference to Exhibit 10.78 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).
+ 10	.5*	First Amendment to Second Restated Employment Agreement, dated as of January 1, 2004, by and between the Company and Stanford L. Kurland (incorporated by reference to Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2004).
+ 10	.6*	Restated Employment Agreement, dated as of March 1, 2003, by and between the Company and Thomas H. Boone (incorporated by reference to Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).
+ 10	.7*	Restated Employment Agreement, dated as of March 1, 2003, by and between the Company and Carlos M. Garcia (incorporated by reference to Exhibit 10.81 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).
+ 10	.8*	Second Restated Employment Agreement, dated as of February 28, 2003, by and between the Company and David Sambol (incorporated by reference to Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).
+ 10.9		First Amendment to Second Restated Employment Agreement, dated as of January 1, 2004, by and between the Company and David Sambol.
+ 10	.10*	Restated Employment Agreement, dated as of March 1, 2003, by and between the Company and Sandor E. Samuels (incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).
+ 10	.11*	Director Emeritus Agreement, dated November 10, 2004, by and between the Company and Gwendolyn S. King (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 10, 2004).
+ 10	.12*	The Company’s Deferred Compensation Agreement for Non-Employee Directors (incorporated by reference to Exhibit 5.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1987).
+ 10	.13*	Supplemental Form of the Company’s Deferred Compensation Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.7.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).
+ 10	.14*	The Company’s Executive Deferred Compensation Plan Amended and Restated effective March 1, 2000 (incorporated by reference to Exhibit 10.7.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2000).
+ 10	.15*	First Amendment, effective January 1, 2002, to the Deferred Compensation Plan Amended and Restated effective March 1, 2000 (incorporated by reference to Exhibit 10.7.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 2001).
+ 10	.16*	Second Amendment to the Company’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
+ 10	.17*	Third Amendment to Company’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Forms 10-Q and 10-Q/ A, for the quarter ended June 30, 2003).
+ 10	.18*	1987 Stock Option Plan, as Amended and Restated on May 15, 1989 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1989).
+ 10	.19*	First Amendment to the 1987 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10.11.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).

Exhibit
No.		Description

+ 10	.20*	Second Amendment to the 1987 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10.11.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).
+ 10	.21*	Third Amendment to the 1987 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10.11.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).
+ 10	.22*	Fourth Amendment to the 1987 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10.11.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).
+ 10	.23*	Amendment Number Five to the Company’s 1987 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
+ 10	.24*	Amendment Number Six to the Company’s 1987 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
+ 10	.25*	Amended and Restated Stock Option Financing Plan (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2 to the Company’s registration statement on Form S-8 (File No. 33-9231), filed with the SEC on December 20, 1988).
+ 10	.26*	Third Amendment to the Company’s Stock Option Financing Plan (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
+ 10.27		Fourth Amendment to the Company’s Stock Option Financing Plan, as amended and restated, dated July 23, 2004.
+ 10	.28*	1991 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 29, 1992).
+ 10	.29*	First Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1993).
+ 10	.30*	Second Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.2 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1993).
+ 10	.31*	Third Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.3 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1993).
+ 10	.32*	Fourth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.4 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1993).
+ 10	.33*	Fifth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.19.5 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1995).
+ 10	.34*	Sixth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.20.6 to the Company’s Annual Report on Form 10-Q, for the quarter ended November 30, 1997).
+ 10	.35*	Seventh Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.20.7 to the Company’s Annual Report on Form 10-Q, for the quarter ended November 30, 1997).
+ 10	.36*	Eighth Amendment to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.20.8 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).
+ 10	.37*	Amendment Number Nine to the Company’s 1991 Stock Option Plan (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
+ 10	.38*	Amendment Number Ten to the Company’s 1991 Stock Option Plan (incorporated by reference to Exhibit 10.87 to the Company’s quarterly report on Form 10-Q, for the quarter ended March 31, 2004).
+ 10	.39*	Amendment Number Eleven to the Company’s 1991 Stock Option Plan (incorporated by reference to Exhibit 10.88 to the Company’s quarterly report on Form 10-Q, for the quarter ended March 31, 2004).

Exhibit
No.		Description

+ 10	.40*	1992 Stock Option Plan dated as of December 22, 1992 (incorporated by reference to Exhibit 10.19.5 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1993).
+ 10	.41*	First Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).
+ 10	.42*	Second Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).
+ 10	.43*	Third Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).
+ 10	.44*	Amendment Number Four to the Company’s 1992 Stock Option Plan (incorporated by reference to Exhibit 10.89 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
+ 10	.45*	Amendment Number Five to the Company’s 1992 Stock Option Plan (incorporated by reference to Exhibit 10.90 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
+ 10	.46*	Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1996).
+ 10	.47*	First Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1996).
+ 10	.48*	Second Amendment to the Amended and Restated 1993 Stock Option Plan. (incorporated by reference to Exhibit 10.22.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997).
+ 10	.49*	Third Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.3 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1998).
+ 10	.50*	Fourth Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1998).
+ 10	.51*	Fifth Amendment to the Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.22.5 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1998).
+ 10	.52*	Sixth Amendment to the Amended and Restated 1993 Stock Option Plan, dated as of June 19, 2001 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
+ 10	.53*	Amendment Number Seven to the Company’s 1993 Stock Option Plan (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
+ 10	.54*	Amendment Number Eight to the Company’s 1993 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.91 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
+ 10	.55*	Amendment Number Nine to the Company’s 1993 Stock Option Plan, as Amended and Restated (incorporated by reference to Exhibit 10.92 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
+ 10	.56*	2000 Equity Incentive Plan of the Company, as Amended and Restated on November 12, 2003 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
+ 10	.57*	Appendix I to the 2000 Equity Incentive Plan of the Company (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).

Exhibit
No.		Description

+ 10	.58*	First Amendment to the Company’s 2000 Equity Incentive Plan, as amended on November 12, 2003 (incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004).
+ 10	.59*	Amendment Number Two to the Company’s 2000 Equity Incentive Plan, as amended on November 12, 2003 (incorporated by reference to Exhibit 10.98 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004).
+ 10	.60*	2000 Equity Incentive Plan of the Company, as amended and restated on June 16, 2004 (incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004).
+ 10.61		First Amendment to 2000 Equity Incentive Plan of the Company, as amended and restated on June 16, 2004.
+ 10	.62*	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1998).
+ 10	.63*	First Amendment, effective January 1, 1999, to the Company’s Supplemental Executive Retirement Plan 1998 Amendment and Restatement (incorporated by reference to Exhibit 10.23.2 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 1999).
+ 10	.64*	Second Amendment, effective as of June 30, 1999, to the Company’s Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1999).
+ 10	.65*	Third Amendment, effective January 1, 2002, to the Company’s Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.23.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 2001).
+ 10	.66*	Fourth Amendment to the Company’s Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).
+ 10	.67*	Amended and Restated Split-Dollar Life Insurance Agreement (incorporated by reference to Exhibit 10.24.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 1998).
+ 10	.68*	Split-Dollar Collateral Assignment (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 1994).
+ 10	.69*	Amendment Number 2002-1 to the Company’s Split-Dollar Life Insurance Agreement as Amended and Restated and Split Dollar Collateral Assignments (incorporated by reference to Exhibit 10.61 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2002).
+ 10	.70*	Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 1996).
+ 10	.71*	First Amendment to the Company’s Annual Incentive Plan (incorporated by reference to Exhibit 10.26.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 2001).
+ 10	.72*	Second Amendment to the Company’s Annual Incentive Plan (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
+ 10	.73*	Third Amendment to the Company’s Annual Incentive Plan (incorporated by reference to Exhibit 10.76 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2003).
+ 10	.74*	The Company’s Change in Control Severance Plan as Amended and Restated on September 11, 2000 (incorporated by reference to Exhibit 10.27.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).

Exhibit
No.		Description

+ 10	.75*	Amendment No. 1 to the Company’s Change in Control Severance Plan, as Amended and Restated on September 11, 2000, dated December 3, 2003 (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K , for the year ended December 31, 2003).
+ 10	.76*	Form of Director Emeritus Agreement (incorporated by reference to Exhibit 10.28.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended May 31, 2001).
+ 10	.77*	Form of Amendment Number One, dated September 20, 2001, to the Restricted Stock Award Agreement with non-employee directors dated as of June 1, 1999 (incorporated by reference to Exhibit 10.29.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).
+ 10	.78*	Form of Restricted Stock Award Agreement with non-employee directors dated as of March 1, 2000 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).
+ 10	.79*	Form of Amendment Number One, dated September 20, 2001, to the Restricted Stock Award Agreement with non-employee directors dated as of March 1, 2000 (incorporated by reference to Exhibit 10.30.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).
+ 10	.80*	Form of Restricted Stock Award Agreement with non-employee directors dated as of March 1, 2001 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, for the fiscal year ended February 28, 2001).
+ 10	.81*	Form of the Company’s Performance Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.105 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).
+ 10	.82*	Form of the Company’s Performance Vested Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.106 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).
+ 10	.83*	Form of the Company’s Performance Vested Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.107 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004).
+ 10	.84*	The Company’s Managing Director Incentive Plan effective March 1, 2001 (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K, for the transition period from March 1, 2001 to December 31, 2001).
+ 10	.85*	Summary of financial counseling program of the Company (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, for the transition period from March 1, 2001 to December 31, 2001).
+ 10	.86*	Company’s 1999 Employee Stock Purchase Plan effective as of October 1, 1999 (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
+ 10	.87*	Amendment One to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
+ 10	.88*	Second Amendment to the Company’s Global Stock Plan (incorporated by reference to Exhibit 4.1.2 to the Company’s Registration Statement on Form S-8, dated August 5, 2003).
+ 10	.89*	Appendix I to Company’s Global Stock Plan: UK Sharesave Scheme. (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
+ 10	.90*	Amendment Number Three to the Company’s Global Stock Plan (incorporated by reference to Exhibit 10.95 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).
+ 10	.91*	Amendment Number Four to the Company’s Global Stock Plan (incorporated by reference to Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004).

Exhibit
No.		Description

+ 10	.92*	Company Selected Employee Deferred Compensation Plan, Master Plan Document, dated December 23, 2003 (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
+ 10	.93*	Company ERISA Nonqualified Pension Plan, Master Plan Document, dated as of August 12, 2003 (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
+ 10.94		Amended and Restated Company ERISA Nonqualified Pension Plan, Master Plan Document, effective as of December 31, 2004.
+ 10	.95*	Company 2003 Non-Employee Directors’ Fee Plan, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
+ 10	.96*	Company 2004 Equity Deferral Program, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
10	.97*	Revolving Credit Agreement, dated as of December 17, 2001, by and among CHL and Bank Of America, N.A., as Managing Administrative Agent, Bank of America, N.A. and JP Morgan Chase Bank, as the Administrative Agents, The Bank Of New York, as the Documentation Agent, Bank One, N.A. and Deutsche Bank AG, as the Co-Syndication Agents, the lenders party thereto and Banc of America Securities LLC and JP Morgan Securities, Inc., as Co-Arrangers (incorporated by reference to Exhibit 10.8.11 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended November 30, 2001).
10	.98*	First Amendment to Credit Agreement, dated as of September 30, 2002, by and among CHL, the Lenders thereto, Bank of America, N.A. as the Managing Administrative Agent and as a co-administrative agent and JP Morgan Chase Bank as a co-administrative agent (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
10	.99*	Second Amendment to Revolving Credit Agreement, dated as of December 16, 2002, by and among CHL, the Lenders thereto and Bank of America, N.A. as the Managing Administrative Agent (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
10	.100*	Third Amendment to Credit Agreement, dated as of June 13, 2003, by and among CHL, the Lenders thereto, Bank of America, N.A. as the Managing Administrative Agent and the co-administrative agent and JPMorgan Chase Bank as co-administrative agent (incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2003).
10	.101*	Fourth Amendment to Credit Agreement, dated as of December 15, 2003, by and among CHL, the Lenders thereto, Bank of America, N.A. as the Managing Administrative Agent and the co-administrative agent and JPMorgan Chase Bank as co-administrative agent. (incorporated by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003).
10	.102*	Five-Year Credit Agreement, dated as of May 12, 2004, among CHL, the Comapny, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Documentation Agents, Citicorp USA, Inc., as Syndication Agent, the Lenders party hereto, Bank of America, N.A., as Administrative Agent, and JPMorgan Chase Bank, as Managing Administrative Agent (incorporated by reference to Exhibit 10.103 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004).
10	.103*	364-Day Credit Agreement, dated as of May 12, 2004, among CHL, the Company ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Documentation Agents, Citicorp USA, Inc., as Syndication Agent, the Lenders party hereto, Bank of America, N.A., as Administrative Agent, and JPMorgan Chase Bank, as Managing Administrative Agent (incorporated by reference to Exhibit 10.101 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004).

Exhibit
No.		Description

10	.104*	Amended and Restated Credit Agreement as of the 27th day of February, 2002 by and among CHL, Royal Bank of Canada, Lloyds TSB Bank PLC, Credit Lyonnais New York Branch, Commerzbank AG New York Branch, and the Lenders Party thereto (incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K, for the transition period from March 1, 2001 to December 31, 2001).
10	.105*	First Amendment to Credit Agreement, dated as of June 14, 2002, by and among CHL, the Lenders party thereto, and the Royal Bank of Canada, as the Lead Administrative Agent for the Lenders. (incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002).
10	.106*	Second Amendment to Credit Agreement, dated as of September 30, 2002, by and among CHL, the Lenders thereto and Royal Bank of Canada as lead administrative agent (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002).
10	.107*	Third Amendment to Credit Agreement, dated as of June 13, 2003, by and among CHL, the Lenders thereto and Royal Bank of Canada, as lead administrative agent (incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2003).
10	.108*	364-Day Credit Agreement, dated as of May 12, 2004, among CHL, the Company, Commerzbank AG, New York and Grand Cayman Branches and Societe Generale, as Documentation Agents, BNP Paribas, as Syndication Agent, the Lenders party hereto, Barclays Bank PLC, as Administrative Agent, and Royal Bank of Canada, as Managing Administrative Agent (incorporated by reference to Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004).
10	.109*	Termination and Replacement Agreement, dated as of November 19, 2004, among the Company, CHL, the Lenders thereto and Royal Bank of Canada, as managing administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 19, 2004).
12.1		Computation of the Ratio of Earnings to Fixed Charges.
21		List of subsidiaries.
23		Consent of KPMG LLP.
23.1		Consent of Grant Thornton LLP.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference
+ Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Countrywide Financial Corporation

By:	/s/ Angelo R. Mozilo

Angelo R. Mozilo,
Chairman of the Board of Directors and Chief
Executive Officer (Principal Executive Officer)
Dated: March 14, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Angelo R. Mozilo Angelo R. Mozilo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 14, 2005

/s/ Stanford L. Kurland Stanford L. Kurland	President, Chief Operating Officer and Director	March 14, 2005

/s/ Thomas K. McLaughlin Thomas K. McLaughlin	Executive Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2005

/s/ Henry G. Cisneros Henry G. Cisneros	Director	March 14, 2005

/s/ Jeffrey M. Cunningham Jeffrey M. Cunningham	Director	March 14, 2005

/s/ Robert J. Donato Robert J. Donato	Director	March 14, 2005

/s/ Michael E. Dougherty Michael E. Dougherty	Director	March 14, 2005

/s/ Ben M. Enis Ben M. Enis	Director	March 14, 2005

/s/ Edwin Heller Edwin Heller	Director	March 14, 2005

Signatures	Title	Date

/s/ Martin R. Melone Martin R. Melone	Director	March 14, 2005

/s/ Robert T. Parry Robert T. Parry	Director	March 14, 2005

/s/ Keith P. Russell Keith P. Russell	Director	March 14, 2005

/s/ Oscar P. Robertson Oscar P. Robertson	Director	March 14, 2005

/s/ Harley W. Snyder Harley W. Snyder	Director	March 14, 2005

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AND REPORTS OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
December 31, 2004

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2004
      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Countrywide Financial Corporation:
      We have audited the accompanying consolidated balance sheet of Countrywide Financial Corporation and subsidiaries as of December 31, 2004 and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year ended December 31, 2004. In connection with our audit of the consolidated financial statements, we have also audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Countrywide Financial Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

/s/ KPMG LLP

Los Angeles, California
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Countrywide Financial Corporation
      We have audited the accompanying consolidated balance sheets of Countrywide Financial Corporation and Subsidiaries as of December 31, 2003 and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Countrywide Financial Corporation and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited Schedule I (restated) and Schedule II for the years ended December 31, 2003 and 2002. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information therein.

GRANT THORNTON LLP

/s/ Grant Thornton LLP

Los Angeles, California
February 27, 2004, except for Note 2, the caption titled “Financial Statement Reclassifications and Restatements” and Schedule I as to which the date is March 11, 2005.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share data)
ASSETS
Cash	$753,417	$633,467
Mortgage loans and mortgage-backed securities held for sale	37,350,149	24,103,625
Trading securities owned, at market value	10,499,711	6,996,699
Trading securities pledged as collateral, at market value	1,303,007	4,118,012
Securities purchased under agreements to resell and securities borrowed	13,231,448	10,348,102
Loans held for investment, net	39,660,086	26,368,055
Investments in other financial instruments	10,091,057	12,761,764
Mortgage servicing rights, net	8,729,929	6,863,625
Premises and equipment, net	985,350	755,276
Other assets	5,891,551	5,029,048

Total assets	$128,495,705	$97,977,673

LIABILITIES
Notes payable	$66,613,671	$39,948,461
Securities sold under agreements to repurchase	20,465,123	32,013,412
Deposit liabilities	20,013,208	9,327,671
Accounts payable and accrued liabilities	8,507,384	6,248,624
Income taxes payable	2,586,243	2,354,789

Total liabilities	118,185,629	89,892,957

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock — authorized, 1,000,000,000 shares of $0.05 par value; issued, 581,706,836 shares and 553,471,779 shares at December 31, 2004 and 2003, respectively; outstanding, 581,648,881 shares and 553,460,528 shares at December 31, 2004 and 2003, respectively	29,085	27,674
Additional paid-in capital	2,570,402	2,289,082
Accumulated other comprehensive income	118,943	164,526
Retained earnings	7,591,646	5,603,434

Total shareholders’ equity	10,310,076	8,084,716

Total liabilities and shareholders’ equity	$128,495,705	$97,977,673

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues
Gain on sale of loans and securities	$4,836,945	$5,890,325	$3,471,218

Interest income	4,629,795	3,342,200	2,253,296
Interest expense	(2,608,338)	(1,940,207)	(1,461,066)

Net interest income	2,021,457	1,401,993	792,230
Provision for loan losses	(71,775)	(48,204)	(26,565)

Net interest income after provision for loan losses	1,949,682	1,353,789	765,665

Loan servicing fees and other income from retained interests	3,269,587	2,804,338	2,028,922
Amortization of mortgage servicing rights	(1,940,457)	(2,069,246)	(1,267,249)
Impairment of retained interests	(648,137)	(1,432,965)	(3,415,311)
Servicing hedge (losses) gains	(215,343)	234,823	1,787,886

Net loan servicing fees and other income (loss) from retained interests	465,650	(463,050)	(865,752)

Net insurance premiums earned	782,685	732,816	561,681
Commissions and other revenue	531,665	464,762	358,855

Total revenues	8,566,627	7,978,642	4,291,667

Expenses
Compensation expenses	3,137,045	2,590,925	1,773,318
Occupancy and other office expenses	717,526	586,648	447,723
Insurance claims expenses	390,203	360,046	277,614
Advertising and promotion expenses	171,585	103,902	86,278
Other operating expenses	554,395	491,349	363,711

Total expenses	4,970,754	4,132,870	2,948,644

Earnings before income taxes	3,595,873	3,845,772	1,343,023
Provision for income taxes	1,398,299	1,472,822	501,244

NET EARNINGS	$2,197,574	$2,372,950	$841,779

Earnings per share
Basic	$3.90	$4.44	$1.69
Diluted	$3.63	$4.18	$1.62
The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
	Number of		Additional	Other
	Shares of	Common	Paid-in-	Comprehensive	Retained
	Common Stock	Stock	Capital	Income (Loss)	Earnings	Total

	(In thousands, except share data)
Balance at December 31, 2001	122,705,532	$6,135	$1,506,853	$49,467	$2,525,187	$4,087,642
Net earnings for the year	—	—	—	—	841,779	841,779
Other comprehensive income, net of tax	—	—	—	137,332	—	137,332
Stock options exercised	2,893,492	147	80,231	—	—	80,378
Tax benefit of stock options exercised	—	—	21,999	—	—	21,999
Issuance of common stock	639,472	32	33,449	—	—	33,481
Contribution of common stock to 401(k) Plan	324,837	16	14,612	—	—	14,628
Cash dividends paid — $0.46 per common share (before giving effect to stock splits)	—	—	—	—	(56,106)	(56,106)

Balance at December 31, 2002	126,563,333	6,330	1,657,144	186,799	3,310,860	5,161,133
Net earnings for the year	—	—	—	—	2,372,950	2,372,950
Other comprehensive loss, net of tax	—	—	—	(22,273)	—	(22,273)
4 for 3 stock split, effected December 18, 2003	46,066,835	2,303	(2,303)	—	—	—
Stock options exercised	5,562,507	277	175,769	—	—	176,046
Tax benefit of stock options exercised	—	—	88,031	—	—	88,031
Issuance of common stock, net of treasury stock	5,947,872	298	367,892	—	—	368,190
Contribution of common stock to 401(k) Plan	338,795	17	20,998	—	—	21,015
Cash dividends paid — $0.59 per common share (before giving effect to stock splits)	—	—	—	—	(80,376)	(80,376)

Balance at December 31, 2003	184,479,342	9,225	2,307,531	164,526	5,603,434	8,084,716
Net earnings for the year	—	—	—	—	2,197,574	2,197,574
Other comprehensive loss, net of tax	—	—	—	(45,583)	—	(45,583)
3 for 2 stock split, effected April 12, 2004	92,915,124	4,646	(4,646)	—	—	—
2 for 1 stock split, effected August 30, 2004	282,010,434	14,101	(14,101)	—	—	—
Stock options exercised	6,274,769	313	99,056	—	—	99,369
Tax benefit of stock options exercised	—	—	93,057	—	—	93,057
Issuance of common stock, net of treasury stock	432,584	23	17,169	—	—	17,192
Issuance of common stock for conversion of convertible debt	15,063,788	753	7,182	—	—	7,935
Tax effect of interest on conversion of convertible debt	—	—	37,787	—	—	37,787
Contribution of common stock to 401(k) Plan	472,840	24	27,367	—	—	27,391
Cash dividends paid — $0.37 per common share	—	—	—	—	(209,362)	(209,362)

Balance at December 31, 2004	581,648,881	$29,085	$2,570,402	$118,943	$7,591,646	$10,310,076

The accompanying notes are an integral part of this consolidated financial statement.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net earnings	$2,197,574	$2,372,950	$841,779
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Gain on sale of available-for-sale securities	(277,108)	(132,296)	(464,669)
Provision for loan losses	71,775	48,204	26,565
Accretion of discount on other retained interests	(422,683)	(474,302)	(296,027)
Accretion of discount on notes payable	4,166	5,113	5,063
Amortization of mortgage servicing rights	1,940,457	2,069,246	1,267,249
Impairment of mortgage servicing rights	279,842	1,326,741	3,304,991
Impairment of other retained interests	404,226	208,387	95,975
Depreciation and other amortization	151,159	110,082	74,835
Provision for deferred income taxes	492,188	344,189	198,699
Tax benefit of stock options exercised	93,057	88,031	21,999
Loans and mortgage-backed securities held for sale:
Origination and purchase	(335,890,238)	(406,775,069)	(251,900,626)
Sale and principal repayments	333,207,013	397,713,516	247,463,263

Increase in mortgage loans and mortgage-backed securities held for sale	(2,683,225)	(9,061,553)	(4,437,363)

Decrease (increase) in investments in other financial instruments	489,492	1,379,842	(988,760)
Increase in trading securities	(631,969)	(2,421,991)	(2,750,728)
Increase in other assets	(901,998)	(165,671)	(2,161,509)
Increase in accounts payable and accrued liabilities	2,286,151	927,197	1,326,497
(Decrease) increase in income taxes payable	(193,310)	39,640	(111,634)

Net cash provided (used) by operating activities	3,299,794	(3,336,191)	(4,047,038)

Cash flows from investing activities:
Increase in securities purchased under agreements to resell and securities borrowed	(2,883,346)	(4,350,734)	(1,678,248)
Additions to loans held for investment, net	(13,363,806)	(20,345,833)	(2,646,179)
Additions to investments in other financial instruments	(12,176,604)	(12,578,465)	(20,107,008)
Proceeds from sale and repayment of investments in other financial instruments	14,894,871	10,965,252	15,200,964
Additions to mortgage servicing rights, net	(4,142,641)	(6,138,569)	(4,436,328)
Purchase of premises and equipment, net	(341,738)	(260,639)	(189,554)

Net cash used by investing activities	(18,013,264)	(32,708,988)	(13,856,353)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	9,772,156	16,552,090	(716,440)
Issuance of long-term debt	16,535,096	8,202,650	6,956,103
Repayment of long-term debt	(10,518,279)	(5,245,209)	(3,896,937)
Issuance of Company-obligated mandatorily redeemable capital pass-through securities	—	500,000	—
Net (decrease) increase in securities sold under agreements to repurchase	(11,548,289)	9,378,575	13,181,987
Net increase in deposit liabilities	10,685,537	6,213,400	2,438,791
Issuance of common stock	116,561	544,236	113,859
Payment of dividends	(209,362)	(80,376)	(56,106)

Net cash provided by financing activities	14,833,420	36,065,366	18,021,257

Net increase in cash	119,950	20,187	117,866
Cash at beginning of year	633,467	613,280	495,414

Cash at end of year	$753,417	$633,467	$613,280

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net earnings	$2,197,574	$2,372,950	$841,779
Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains on available-for-sale securities, net of reclassification adjustment	(88,277)	(53,634)	140,200
Net unrealized gains (losses) from cash flow hedging instruments	29,101	16,088	(9,654)
Foreign currency translation adjustments	13,593	15,273	6,786

Other comprehensive (loss) income, net of tax	(45,583)	(22,273)	137,332

Comprehensive income	$2,151,991	$2,350,677	$979,111

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization
      Countrywide Financial Corporation (“Countrywide”) is a holding company which, through its principal subsidiary, Countrywide Home Loans, Inc. (“CHL”) and other subsidiaries (collectively, the “Company”), is engaged primarily in the U.S. residential mortgage banking business, as well as other businesses that are generally tied to the U.S. residential mortgage market. The Company’s business activities fall into the following general categories: residential mortgage banking, securities dealer, retail banking and mortgage warehouse lending, insurance underwriting and agency, and international mortgage loan processing and subservicing.

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

Principles of Consolidation
      The Company includes both operating and special purpose entities. For operating entities, the consolidated financial statements include the accounts of Countrywide Financial Corporation, all majority-owned subsidiaries and all joint ventures where its has operational control. The Company has whole or majority ownership of all of its subsidiaries, and has operational control of its joint ventures. Therefore Countrywide has no equity method or cost-basis investees.
      Special purpose entities are evaluated first for classification as “qualifying special purpose entities” (“QSPEs”) as specified by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). Special purpose entities that are classified as QSPEs are excluded from the consolidated financial statements of the Company. Special purpose entities that are not classified as QSPEs are further evaluated for classification as variable interest entities as specified by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Special purpose entities that meet the definition of variable interest entities where the Company is identified as the primary beneficiary of the entity are included in Countrywide’s consolidated financial statements.
      All material intercompany accounts and transactions have been eliminated. Minority interests in the Company’s majority-owned subsidiaries are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets and minority interests in the Company’s earnings are charged to other operating expenses, net of applicable income taxes, on the Company’s consolidated statements of earnings.

Financial Statement Reclassifications and Restatements
      Certain amounts reflected in the consolidated financial statements for the years ended December 31, 2003 and 2002, have been reclassified to conform to the presentation for the year ended December 31, 2004.
      As more fully discussed under the caption “Implementation of New Accounting Standards,” to this note, the Company implemented an amendment to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”) during 2004. FIN 46R requires that

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
companies no longer include certain subsidiary trusts in its consolidated reporting group. The effects of this pronouncement on the financial statements are that the consolidated balance sheets:

•	Exclude the trust preferred securities issued by the subsidiary trusts, formerly reflected in a separate mezzanine category on the consolidated balance sheets,

•	Include the junior subordinated debentures issued by CHL and the Company to the subsidiary trusts, in notes payable, and

•	Include CHL’s and the Company’s investments in the subsidiary trusts, currently reflected in other assets.
      The consolidated balance sheet at December 31, 2003, has been restated to reflect the changes in consolidation accounting required by FIN 46R.
      During the periods presented, the Company completed stock splits on the dates indicated:

Date	Split

December 18, 2003	4-for-3
April 12, 2004	3-for-2
August 30, 2004	2-for-1
      In addition, in the fourth quarter of 2004 the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8 (“EITF 04-08”), which required the Company to include the assumed conversion of its convertible debentures in diluted earnings per share.
      All references in the accompanying consolidated balance sheets, consolidated statements of earnings and notes to consolidated financial statements to the number of common shares and earnings per share amounts have been restated to reflect these stock splits and the implementation of EITF 04-08.

Derivative Financial Instruments
      The Company uses derivative financial instruments extensively as part of its interest rate and foreign currency risk management activities. (See Note 12 — “Financial Instruments,” for further discussion about the Company’s risk management activities.) All derivative financial instruments are recognized on the balance sheet at fair value.
      The Company designates every derivative instrument as either a hedge of the fair value of a recognized asset or liability, or of an unrecognized firm commitment (“fair value” hedge); a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); or, a free-standing derivative instrument.
      For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current-period earnings.
      For a cash flow hedge, to the extent that it is an effective hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive income within shareholders’ equity and subsequently reclassified to earnings in the same period(s) that the hedged transaction impacts net earnings on the same income statement line item as the hedged item. Any ineffective portion of a cash flow hedge is reported in current-period earnings on the same income statement line item as the hedged item.
      For free-standing derivative instruments, changes in the fair values are reported in current-period earnings.
      At the inception of a hedge, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.
      The Company discontinues hedge accounting when (1) it determines that a derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) a derivative instrument expires or is sold, terminated or exercised; or (3) a derivative instrument is de-designated as a hedge instrument. When hedge accounting is discontinued, the derivative instrument continues to be carried on the balance sheet at its fair value with changes in fair value recognized in current-period earnings. However, the carrying value of the previously hedged asset or liability is no longer adjusted for changes in fair value.
      When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative instrument continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other accumulated comprehensive income are recognized in current-period earnings. When hedge accounting is discontinued because the hedging instrument is sold or terminated, the amount reported in accumulated other comprehensive income to the date of sale or termination is reported in accumulated other comprehensive income until the forecasted transaction impacts earnings.
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
      If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would qualify as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings.

Sales, Securitizations and Servicing of Financial Instruments
      The Company sells substantially all of the mortgage loans it produces in the secondary mortgage market, primarily in the form of securities, and to a lesser extent as whole loans. By products of those securitizations are certain retained interests, including mortgage servicing rights (“MSRs”), interest-only securities, principal-only securities and residual securities, which the Company generally holds as long-term investments. (See Note 11 — “Securitizations,” for a description of MSRs.)
      When the Company securitizes mortgage loans, it allocates the cost of the mortgage loans between the security sold and the retained interests, based on their relative fair values. Note 11 — “Securitizations,” describes how the Company estimates fair value. The reported gain is the difference between the cash proceeds from the sale of the security or loan, the cost allocated to the security or portion of the loan sold and the fair value of any recourse retained or guarantee issued by the Company. The cost allocated to the retained interests is classified accordingly on the balance sheet.
      Once recorded, retained interests are periodically evaluated for impairment. Impairment occurs when the current fair value of the retained interest is less than its carrying value.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. For purposes of performing its MSR impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type (fixed-rate or adjustable-rate) and note rate. Fixed-rate loans are stratified into note rate pools of 50 basis points for note rates between 5% and 8% and single pools for note rates above 8% and less than or equal to 5%. Management periodically reviews the various impairment strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover. When management deems recovery of the value to be unlikely in the foreseeable future, a write-down of the MSRs in the stratum to its estimated recoverable value is charged to the valuation allowance. MSRs cannot be carried above their amortized cost.
      Other retained interests created before July 1, 2004, are classified as available-for-sale securities and are carried at estimated fair value in the consolidated balance sheets. Other retained interests created on or after July 1, 2004 are classified as trading securities.
      Other retained interests classified as trading securities are recorded at fair value with changes in value included in current-period earnings as a component of impairment of retained interests.
      If other retained interests classified as available-for-sale are impaired, impairment is recognized as a reduction to shareholders’ equity (net of tax). If the impairment is deemed to be other than temporary, the Company writes down the retained interest through a charge to current-period earnings. Once impairment of other retained interests classified as available-for-sale is charged to earnings, subsequent increases in value are recognized in earnings over the estimated remaining life of the investment through a higher effective yield.
      Recourse retained in loan sales and securitization activities is discussed in Note 28 — “Credit Losses Related to Securitized Loans.”
      Countrywide Securities Corporation (“CSC”), a broker-dealer subsidiary of Countrywide, may reacquire beneficial interests previously sold to outside third parties in the Company’s securitization transactions. In the event that such securities include protection by a derivative financial instrument held by an SPE, that SPE no longer meets the conditions as a QSPE under SFAS 140. As a result mortgage loans held for sale and asset-backed secured financings are included on the Company’s consolidated balance sheets for the period of time such securities are held by CSC. The assets and liabilities are initially recorded at fair value. Once the securities that include protection by a derivative financial instrument are sold, typically in less than 90 days, the conditions necessary for QSPE status under SFAS 140 are again met and the related assets and liabilities are removed from the Company’s consolidated balance sheet. See Note 16 — “Notes Payable — Asset-Backed Secured Financing.”

Loans

Mortgage Loans and Mortgage-Backed Securities (“MBS”) Held for Sale
      Mortgage loans held for sale includes mortgage loans originated or purchased for resale together with mortgage loans held in SPEs used in the Company’s securitization transactions, net of related retained interests which temporarily do not meet the conditions necessary for QSPE status under SFAS 140 (“Mortgage Loans held in SPEs”). Mortgage loans originated or purchased for resale are recorded at the principal amount outstanding net of deferred origination costs and fees and any premiums or discounts. Loan origination fees, as well as discount points and incremental direct origination costs, are initially recorded as an adjustment of the cost of the loan and are reflected in earnings when the loan is sold.
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
      Mortgage Loans Held in SPEs used in the Company’s securitization transactions are initially recorded at fair value upon reconsolidation.

Loans Held for Investment
      Loans held for investment are carried at amortized cost reduced by a valuation allowance for credit losses inherent in the portfolio as of the balance sheet date. A loan’s cost includes its unpaid principal balance along with unearned income, comprised of fees charged to borrowers offset by incremental direct origination costs for loans originated by the Company or any premiums or discounts paid for loans purchased. Unearned income is amortized over the loan’s contractual life. For revolving lines of credit, unearned income is amortized using the straight-line method. For other loans, unearned income is amortized using the interest method of accounting.
      The Company provides for losses on impaired loans with an allowance for loan losses. The allowance for loan losses is a valuation allowance established to provide for probable credit losses inherent in the portfolio of loans held for investment as of the balance sheet date. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.
      The Company’s loan portfolio is comprised primarily of large groups of homogeneous loans made to consumers that are secured by residential real estate. Accordingly, the Company does not evaluate individual homogenous loans for impairment. These loans are generally identified as impaired when they become 90 days delinquent, at which time the loans are placed on nonaccrual status. Loans in the Company’s warehouse lending and commercial real estate lending portfolios are individually monitored for impairment on a regular basis.
      Loan losses are charged against the allowance when management believes the loss is confirmed. Subsequent recoveries, if any, are credited to the allowance.
      The allowance for loan losses is evaluated on a periodic basis by management and is determined by applying expected loss factors to outstanding loans, based on historical default rates and loss percentages for similar loans originated by the Company, estimates of collateral value for individually evaluated loans, and judgmental components such as economic considerations. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as factors change or more information becomes available.

Interest Income Recognition
      Interest income is accrued as earned. Loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status the accrued and unpaid interest is reversed and interest income is recorded as collected. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Trading Securities
      Trading securities consist of securities purchased by the Company’s broker-dealer subsidiary. These securities, along with associated derivative instruments used to manage price risk, are recorded at fair value on

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the trade date basis, and gains and losses, both realized and unrealized, are included in gain on sale of loans and securities in the consolidated statements of earnings.

Investments in Other Financial Instruments
      Investments in other financial instruments include mortgage-backed securities, obligations of U.S. Government-sponsored enterprises, municipal bonds, U.S. Treasury securities, derivative financial instruments and certain interests retained in securitization. The Company carries all of these assets at their estimated fair values. How the changes in fair value of the securities are recognized is dependent on how the Company has classified the respective assets:

•	Changes in the fair value of financial instruments classified as trading securities are recognized in current-period earnings;

•	All other securities have been classified as available-for-sale securities; therefore, unrealized gains or losses, net of deferred income taxes, are excluded from earnings and reported as a component of accumulated other comprehensive income, which is included in shareholders’ equity. Realized gains and losses on sales of these assets are computed by the specific identification method and are recorded in earnings at the time of disposition. Unrealized losses that are other than temporary are recognized in earnings in the period that the other than temporary impairment is identified.

Securities Purchased Under Agreements to Resell, Securities Borrowed and Securities Sold Under Agreements to Repurchase
      Transactions involving purchases of securities under agreements to resell, borrowing of securities or sales of securities under agreements to repurchase are recorded at their contractual amounts plus accrued interest and are accounted for as collateralized financings, except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. Transactions that do not provide for the Company to sell (or purchase) substantially the same securities before maturity at a fixed or determinable price are accounted for as purchases and sales of securities.
      Certain of the Company’s securities lending arrangements include master netting agreements that entitle the counterparties to settle their positions “net.” Where such arrangements are in place, and where the Company or its counterparty intends to settle its positions “net,” the Company includes the net asset or liability in its balance sheet. At December 31, 2004 and 2003, $8.1 billion and $12.6 billion of securities sold under agreements to repurchase were offset against securities purchased under agreements to resell under master netting arrangements, respectively.

Deferred Acquisition Costs
      The Company’s insurance carrier subsidiary, Balboa Life and Casualty (“Balboa”), incurs acquisition costs that vary with and are directly related to acquisition of new insurance policies, consisting primarily of commissions, premium taxes and certain other underwriting costs. These costs are deferred and amortized as the related premiums are earned. Deferred acquisition costs are limited to amounts estimated to be recoverable from the related premiums and anticipated investment income less anticipated losses, loss adjustment expenses and policy maintenance expenses. Deferred acquisition costs totaling $91.2 million and $82.2 million were included in other assets at December 31, 2004 and 2003, respectively. Amortization of policy acquisition costs totaling $138.1 million, $184.2 million and $98.8 million were included in other operating expenses for the years ended December 31, 2004, 2003 and 2002, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liability for Insurance Losses
      For Balboa’s property and casualty policies, the liability for losses and loss adjustment expenses consists of an accrual for the unpaid portion of estimated ultimate losses and loss adjustment expenses on claims reported through the end of the accounting period and an accrual for the estimated losses and loss adjustment expenses relating to incidents incurred but not reported as of the balance sheet date.
      For credit life and disability policies, the liability for losses provides for future claims, estimated based upon statutory standards, on all policies-in-force at the end of the period, as well as the present value of amounts not yet due on disability claims. The liability for policy and contract claims represents the estimated ultimate net cost of all reported and unreported claims incurred through the end of the period, except for the present value of amounts not yet due on disability claims, which are included in the liability for life and disability policies.
      The liability for insurance losses is established using statistical analyses and is subject to the effects of trends in claim severity and frequency and other factors. The estimate is continually reviewed and as adjustments to the liability become necessary, such adjustments are reflected in current earnings.
      For mortgage reinsurance, the liability for insured losses is accrued in proportion to the amount of revenue recognized based on management’s assessment of the ultimate liability to be paid over the current and expected renewal period of the contracts. The remaining liability to be paid, along with reinsurance revenues to be earned, are estimated based on projected defaults, losses and prepayments.

Collateral Pledged and Collateral Received
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

Premises and Equipment
      Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method. Renovations and improvements that add utility or significantly extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.

Capitalized Software Costs
      Internal software development costs are capitalized to the extent of external direct costs of materials and services consumed and of salary costs relating to employees’ time spent on the software project during the application development stage. Internally developed software is amortized over six to 10 years using the straight-line method.
      Capitalized software costs are evaluated for impairment annually or when changing circumstances indicate that amounts capitalized may be impaired. Impaired items are written down to their estimated fair values at the date of evaluation.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Insurance Premiums
      Property and casualty and credit life and disability premiums are earned over the term of the policies on a pro-rata basis for all policies except for lender-placed insurance and Guaranteed Auto Protection (“GAP”), which provides coverage for leased automobiles’ residual value to the lessor of the vehicle. For lender-placed insurance, earnings are “slowed,” or earned later in the life of the policy, due to high cancellation rates experienced early in the life of the policy. For GAP insurance, revenue recognition is correlated to the exposure and accelerated over the life of the contract. Premiums applicable to the unexpired term of policies-in-force are recorded as unearned premiums. Mortgage reinsurance premiums are recognized as earned over the life of the policy.

Stock-Based Compensation
      The Company has both stock option and restricted stock award programs for its employees. Details of these plans are included in Note 21 — “Employee Benefits.”
      The Company generally grants to eligible employees, stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company presently recognizes compensation expense related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price.
      The Company recognizes compensation expense relating to its restricted stock grants based on the fair value of the shares awarded as of the date of the award. Compensation expense for restricted stock grants is recognized over the shares’ vesting period.
      As more fully discussed under the caption “Implementation of New Accounting Standards” to this note, the Company will adopt Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) beginning in the third quarter of 2005. As a result of adopting SFAS 123R, the Company will be required to charge stock-based compensation to its consolidated statement of earnings. Amounts to be charged to earnings include the unamortized grants plus the value of grants awarded after June 30, 2005. Management has not yet determined the effect of implementation of SFAS 123R.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had the estimated fair value of the options granted been included in compensation expense, the Company’s net earnings and earnings per share would have been as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net Earnings:
As reported	$2,197,574	$2,372,950	$841,779
Add: Stock-based compensation included in net earnings, net of taxes	3,292	1,329	—
Deduct: Stock-based employee compensation, net of taxes	(41,317)	(29,515)	(25,926)

Pro forma	$2,159,549	$2,344,764	$815,853

Basic Earnings Per Share:
As reported	$3.90	$4.44	$1.69
Pro forma	$3.83	$4.39	$1.64
Diluted Earnings Per Share:
As reported	$3.63	$4.18	$1.62
Pro forma	$3.57	$4.13	$1.57
      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model that has been modified to consider cash dividends to be paid. The fair value of each option grant is amortized to periodic compensation expense, over the options’ vesting period for purposes of this pro-forma disclosure.
      The weighted-average assumptions used to value the option grants and the resulting average estimated values were as follows:

	Years Ended December 31,

	2004	2003	2002

Weighted Average Assumptions:
Dividend yield	0.85%	0.80%	0.99%
Expected volatility	36.02%	33.00%	33.00%
Risk-free interest rate	2.90%	2.28%	3.83%
Expected life (in years)	5.00	4.35	4.16
Per-share fair value of options	$10.66	$4.47	$3.11
Weighted-average exercise price	$31.85	$15.71	$10.52

Income Taxes
      The Company utilizes a balance sheet method in its accounting for income taxes. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion of a deferred tax asset will not be realized.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Implementation of New Accounting Standards
      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was amended in December 2003 (“FIN 46R”). FIN 46R is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46R requires business enterprises to consolidate variable interest entities which have one or more of the following characteristics:

•	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties.

•	The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

•	The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights

•	The obligation to absorb the expected losses of the entity if they occur

•	The right to receive expected residual returns of the entity if they occur.
      FIN 46R excludes qualifying special purpose entities subject to the reporting requirements of SFAS 140. FIN 46R applies upon formation to variable interest entities created after January 31, 2003, and to all variable interest entities in the first fiscal year or interim period beginning after June 15, 2003.
      As discussed in Note 16 — “Notes Payable — Junior Subordinated Debentures,” the Company has issued trust-preferred securities. Based on guidance related to FIN 46R, during the quarter ending March 31, 2004, the Company ceased consolidating the subsidiaries which issued the trust-preferred securities. The primary effect of this de-consolidation was for the Company to reclassify the trust-preferred securities from mezzanine equity to debt.
      In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 applies to loans acquired in a transfer if both of the following apply:

•	it is probable at the acquisition date that the investor will not be able to collect all of the contractual cash flows of the loan

•	there has been deterioration of the borrower’s credit quality.
      SOP 03-3 prohibits the carryover or creation of a valuation allowance or loan allowance in the initial accounting for the purchase. SOP 03-3 allows recognition of interest income on these loans if a reasonable estimate of the amount and timing of cash flows is available. The requirements of SOP 03-3 are consistent with the Company’s existing accounting for purchases of impaired loans as part of its Capital Markets Segment activities. Therefore the Company does not expect the adoption of SOP 03-3 to have a significant affect the Company’s consolidated financial condition or earnings.
      In March 2004, the EITF of the FASB reached consensus opinions regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. The consensus opinions, detailed in EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” add to the Company’s impairment assessment requirements detailed in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.”

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has included the new disclosure requirements of EITF 03-1 in its consolidated financial statements. Adoption of the new measurement requirements has been delayed by the FASB pending reconsideration of implementation guidance relating to debt securities that are impaired solely due to interest rates and/or sector spreads.
      Late in 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”). The consensus requires that all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price should be included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met.
      The consensus includes instruments that have more than one contingency if one of the contingencies is based on market conditions indexed to the issuer’s share price and that instrument can be converted to shares based on achieving a market condition — that is, the conversion is not dependent on a substantive non-market-based contingency. The application of this consensus is required beginning with the December 31, 2004 reporting period. Countrywide’s Liquid Yield Option Notes and Convertible Securities, described in Note 16 — “Notes Payable,” meet the criteria of EITF 04-8. Therefore, earnings per share amounts have been recalculated and restated as appropriate for all periods presented.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R is focused primarily on accounting for share-based compensation. This statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS 123R requires measurement of fair value of employee stock options using an option pricing model that takes into account the awarded options’ unique characteristics. SFAS 123R requires charging the recognized cost to expense over the period the employee provides services to earn the award, generally the vesting period for the award.
      SFAS 123R’s measurement requirements for employee stock options are similar to those of SFAS 123, which is the basis for the pro forma stock-based compensation disclosure contained in the preceding caption “Stock Based Compensation” of this note. However, SFAS 123R requires:

•	initial and ongoing estimates of the amount of shares that will vest — SFAS 123 provided entities the option of assuming that all shares would vest and then “truing-up” compensation cost and expense as shares were forfeited

•	adjusting the cost of a modified award with reference to the difference in the fair value of the modified award to the initial award at the date of modification of the award.
      SFAS 123R also provides for the use of alternative models to determine compensation cost related to stock option grants. The model the Company will use to value its employee stock options has not yet been selected, and therefore any financial impacts of a model change cannot be determined. However, adoption of SFAS 123R is not expected to have a significant impact on the consolidated financial position or earnings of the Company. The provisions of SFAS 123R are applicable to the Company in the quarter ended September 30, 2005.
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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the basic and diluted earnings per share calculations for the periods indicated:

	Years Ended December 31,

	2004			2003			2002

	Net		Per-Share	Net		Per-Share	Net		Per-Share
	Earnings	Shares	Amount	Earnings	Shares	Amount	Earnings	Shares	Amount

	(In thousands, except per share data)
Net earnings and basic earnings per share	$2,197,574	563,981	$3.90	$2,372,950	533,920	$4.44	$841,779	498,960	$1.69
Effect of dilutive securities:
Convertible debentures	2,645	14,102		886	3,936		127	1,241
Dilutive stock options	—	27,639		—	29,396		—	19,936

Diluted earnings and earnings per share	$2,200,219	605,722	$3.63	$2,373,836	567,252	$4.18	$841,906	520,137	$1.62

      During the years ended December 31, 2004, 2003 and 2002, options to purchase 0.1 million shares, 4.3 million shares and 3.6 million shares, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.
      As more fully discussed in Note 2 — “Summary of Significant Accounting Policies — Implementation of New Accounting Standards,” the Company has restated the shares and per share amounts of earnings per share for the assumed conversion of its convertible debentures for all periods presented as the result of adopting EITF 04-8 and for stock splits effected during the period.

Note 4 —	Supplemental Cash Flow Information
      The following table presents supplemental cash flow information:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash used to pay interest	$2,559,940	$1,952,800	$1,437,023
Cash used to pay income taxes	1,010,143	985,959	391,963
Non-cash investing and finance activities:
Securitization of interest-only strips	56,038	1,263,890	595,237
Unrealized (loss) gain on available-for-sale securities, foreign currency translation adjustments and cash flow hedges, net of tax	(45,583)	(22,273)	137,332
Net increase in fair market value of interest rate and foreign currency swaps relating to medium-term notes	316,707	112,147	290,997
Contribution of common stock to 401(k) plan	27,391	21,015	14,628
Increase in Mortgage Loans Held in SPEs and asset-backed secured financings	10,563,299	—	—
Issuance of common stock for conversion of convertible debt	7,935	—	—
Exchange of LYONs convertible debentures for convertible securities	637,177	—	—
Tax effect of interest on conversion of convertible debt	37,787	—	—

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Other Comprehensive Income
      The components of other comprehensive income, net of related tax effects were:

	Before Tax	Tax Effect	Net of Tax

	(In thousands)
2004
Available-for-sale securities:
Net unrealized (losses) gains arising during the year	$(269,311)	$102,116	$(167,195)
Reclassification of net losses (gains) included in net income	127,118	(48,200)	78,918

Net unrealized (losses) gains arising during the year, net of reclassification adjustment	(142,193)	53,916	(88,277)
Net unrealized gains (losses) from cash flow hedging instruments	47,730	(18,629)	29,101
Foreign currency translation adjustments	13,593	—	13,593

Other comprehensive income	$(80,870)	$35,287	$(45,583)

2003
Available-for-sale securities:
Net unrealized (losses) gains arising during the year	$(159,605)	$57,105	$(102,500)
Reclassification of net losses included in net income	76,091	(27,225)	48,866

Net unrealized (losses) gains arising during the year, net of reclassification adjustment	(83,514)	29,880	(53,634)
Net unrealized gains from cash flow hedging instruments	25,667	(9,579)	16,088
Foreign currency translation adjustments	15,273	—	15,273

Other comprehensive loss	$(42,574)	$20,301	$(22,273)

2002
Available-for-sale securities:
Net unrealized gains arising during the year	$602,972	$(242,132)	$360,840
Reclassification of net gains included in net income	(368,695)	148,055	(220,640)

Net unrealized gains (losses) arising during the year, net of reclassification adjustment	234,277	(94,077)	140,200
Net unrealized (losses) gains from cash flow hedging instruments	(15,233)	5,579	(9,654)
Foreign currency translation adjustments	6,786	—	6,786

Other comprehensive income	$225,830	$(88,498)	$137,332

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accumulated other comprehensive income balances were:

	Net Unrealized Gains	Net Unrealized Gains	Foreign	Accumulated
	(Losses) on	(Losses) from Cash	Currency	Other
	Available-for-Sale	Flow Hedging	Translation	Comprehensive
	Securities	Instruments	Adjustments	Income

	(In thousands)
Balance at December 31, 2001	$62,400	$(9,469)	$(3,464)	$49,467
Net change	140,200	(9,654)	6,786	137,332

Balance at December 31, 2002	202,600	(19,123)	3,322	186,799
Net change	(53,634)	16,088	15,273	(22,273)

Balance at December 31, 2003	148,966	(3,035)	18,595	164,526
Net change	(88,277)	29,101	13,593	(45,583)

Balance at December 31, 2004	$60,689	$26,066	$32,188	$118,943

Note 6 —	Mortgage Loans Held for Sale
      Mortgage loans held for sale include the following:

	December 31,

	2004	2003

	(In thousands)
Prime mortgage loans	$22,264,173	$16,359,240
Nonprime mortgage loans	3,176,310	7,193,075
Prime home equity loans	1,046,075	551,310
Commercial real estate loans	300,292	—

Mortgage loans originated or purchased for resale	26,786,850	24,103,625
Mortgage Loans Held in SPEs	10,563,299	—

	$37,350,149	$24,103,625

      At December 31, 2004, the Company had pledged $6.7 billion of mortgage loans originated or purchased for resale and $10.6 billion of Mortgage Loans Held in SPEs as collateral for asset-backed secured financings.
      At December 31, 2004, the Company had pledged $7.6 billion in mortgage loan inventory to secure asset-backed commercial paper.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Trading Securities
      Trading securities, which consist of trading securities owned and trading securities pledged as collateral, include the following:

	December 31,

	2004	2003

	(In thousands)
Mortgage pass-through securities:
Fixed-rate	$6,768,864	$8,523,439
Adjustable-rate	717,194	476,514

	7,486,058	8,999,953
Collateralized mortgage obligations	2,067,066	1,362,446
U.S. Treasury securities	971,438	192,174
Obligations of U.S. Government-sponsored enterprises	560,163	243,790
Asset-backed securities	340,684	99,774
Interest-only stripped securities	318,110	190,331
Negotiable certificates of deposits	30,871	26,243
Corporate debt securities	21,659	—
Other	6,669	—

	$11,802,718	$11,114,711

      As of December 31, 2004, $10.0 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty has the contractual right to sell or re-pledge $1.3 billion. For the year ended December 31, 2004, 2003 and 2002, the Company recorded $1.7 million in losses and $26.2 million and $34.0 million in gains, respectively, on trading securities that related to trading securities still held at the respective period-end reporting dates.

Note 8 —	Securities Purchased Under Agreements to Resell and Securities Borrowed
      It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under securities purchased under agreements to resell and securities borrowed. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or may return collateral pledged when appropriate. Securities borrowed transactions require the Company to deposit cash, letters of credit or other collateral with the lender in an amount generally in excess of the market value of the securities borrowed.
      As of December 31, 2004, the Company had accepted collateral with a fair value of $22.2 billion that it had the contractual ability to sell or re-pledge. As of December 31, 2004, the Company had re-pledged $18.7 billion of such collateral for financing purposes, of which $8.2 billion related to amounts offset against securities purchased under agreements to resell under master netting arrangements.
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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Mortgage Servicing Rights
      The activity in Mortgage Servicing Rights (“MSRs”) is as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Mortgage Servicing Rights
Balance at beginning of period	$8,065,174	$7,420,946	$7,051,562
Additions	4,142,641	6,138,569	4,436,328
Securitization of MSRs	(56,038)	(1,263,890)	(621,047)
Amortization	(1,940,457)	(2,069,246)	(1,267,249)
Application of valuation allowance to write down impaired MSRs	(390,809)	(2,161,205)	(2,178,648)

Balance before valuation allowance at end of period	9,820,511	8,065,174	7,420,946

Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	(1,201,549)	(2,036,013)	(935,480)
Additions	(279,842)	(1,326,741)	(3,304,991)
Application of valuation allowance to securitization of MSRs	—	—	25,810
Application of valuation allowance to write down impaired MSRs	390,809	2,161,205	2,178,648

Balance at end of period	(1,090,582)	(1,201,549)	(2,036,013)

Mortgage Servicing Rights, net	$8,729,929	$6,863,625	$5,384,933

      The estimated fair values of mortgage servicing rights were $8.9 billion, $6.9 billion and $5.4 billion as of December 31, 2004, 2003 and 2002, respectively. (See Note 11 — “Securitizations,” for discussion of the valuation of MSRs.)
      The following table summarizes the Company’s estimate of amortization of its existing MSRs for the five-year period ending December 31, 2009. This projection was developed using the assumptions made by management in its December 31, 2004, valuation of MSRs. The assumptions underlying the following estimate will be affected as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR
Year Ending December 31,	Amortization

(In thousands)
2005	$1,702,751
2006	1,370,287
2007	1,110,443
2008	905,963
2009	743,925

Five year total	$5,833,369

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Investments in Other Financial Instruments
      Investments in other financial instruments include the following:

	December 31,

	2004	2003

	(In thousands)
Available-for-sale securities:
Mortgage-backed securities	$6,009,819	$4,250,607
Obligations of U.S. Government-sponsored enterprises	279,991	331,790
Municipal bonds	208,239	—
U.S. Treasury securities	66,030	141,732
Home equity asset-backed senior securities	—	4,622,810
Servicing hedge instruments — U.S. Treasury securities	—	1,148,922
Other	3,685	88

Subtotal	6,567,764	10,495,949

Other interests retained in securitization classified as available-for-sale securities:
Prime home equity residual securities	275,598	320,663
Prime home equity line of credit transferor’s interest	273,639	236,109
Nonprime residual securities	237,695	370,912
Nonconforming interest-only and principal-only securities	191,502	130,300
Prepayment penalty bonds	61,483	50,595
Nonprime interest-only securities	84,834	310,020
Prime home equity interest-only securities	27,950	33,309
Nonconforming residual securities	11,462	—
Subordinated mortgage-backed pass-through securities	2,306	5,997

Total other interests retained in securitization classified as available-for-sale securities	1,166,469	1,457,905

Total available-for-sale securities	7,734,233	11,953,854

Other interests retained in securitization classified as trading securities:
Prime home equity residual securities	533,554	—
Nonprime residual securities	187,926	—
Nonconforming residual securities	20,555	—

Total other interests retained in securitization classified as trading securities	742,035	—

Servicing hedge derivative instruments	1,024,977	642,019
Debt hedge instruments — Interest rate and foreign currency swaps	589,812	165,891

Total investments in other financial instruments	$10,091,057	$12,761,764

      At December 31, 2004, the Company had pledged $1.8 billion of mortgage-backed securities to secure securities sold under agreements to repurchase. The Company’s insurance subsidiaries have deposited $18.1 million of mortgage-backed securities to meet state statutory deposit requirements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortized cost and fair value of available-for-sale securities are as follows:

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Mortgage-backed securities	$6,034,293	$6,347	$(30,821)	$6,009,819
Obligations of U.S. Government-sponsored enterprises	281,430	233	(1,672)	279,991
Municipal bonds	205,726	2,669	(156)	208,239
U.S. Treasury securities	63,977	2,237	(184)	66,030
Other interests retained in securitization	1,045,011	123,766	(2,308)	1,166,469
Other	4,370	15	(700)	3,685

	$7,634,807	$135,267	$(35,841)	$7,734,233

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Mortgage-backed securities	$4,283,695	$14,231	$(47,319)	$4,250,607
Obligations of U.S. Government-sponsored enterprises	333,029	2,351	(3,590)	331,790
U.S. Treasury securities	1,293,312	4,122	(6,780)	1,290,654
Home equity asset-backed senior securities	4,445,574	177,236	—	4,622,810
Other interests retained in securitization	1,356,420	102,798	(1,313)	1,457,905
Other	86	2	—	88

	$11,712,116	$300,740	$(59,002)	$11,953,854

      The Company’s available-for-sale securities in an unrealized loss position are as follows:

	December 31, 2004

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

	(In thousands)
Mortgage-backed securities	$3,656,167	$(18,725)	$823,916	$(12,096)	$4,480,083	$(30,821)
Obligations of U.S. Government-sponsored enterprises	185,983	(1,283)	28,648	(389)	214,631	(1,672)
U.S. Treasury securities	27,288	(184)	—	—	27,288	(184)
Municipal bonds	65,587	(156)	—	—	65,587	(156)
Other interests retained in securitization	27,970	(1,753)	5,256	(555)	33,226	(2,308)
Other	3,620	(700)	—	—	3,620	(700)

Total impaired securities	$3,966,615	$(22,801)	$857,820	$(13,040)	$4,824,435	$(35,841)

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

	(In thousands)
Mortgage-backed securities	$2,573,362	$(47,266)	$7,666	$(53)	$2,581,028	$(47,319)
Obligations of U.S. Government-sponsored enterprises	1,225,117	(10,370)			1,225,117	(10,370)
Other interests retained in securitization	10,698	(1,313)	—	—	10,698	(1,313)

Total impaired securities	$3,809,177	$(58,949)	$7,666	$(53)	$3,816,843	$(59,002)

      The impairment reflected in mortgage-backed securities is a result of the change in market interest rates and is not indicative of the underlying issuers’ ability to repay. Accordingly, we have not recognized other-than-temporary impairment related to these securities as of December 31, 2004 or December 31, 2003.
      Gross gains and losses realized on the sales of available-for-sale securities are as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Mortgage-backed securities:
Gross realized gains	$4,935	$2,948	$8,923
Gross realized losses	(1,932)	(86)	(269)

Net	3,003	2,862	8,654

Obligations of U.S. Government-sponsored enterprises:
Gross realized gains	317	2,465	—
Gross realized losses	(2)	(154)	—

Net	315	2,311	—

Municipal bonds:
Gross realized gains	126	—	—
Gross realized losses	(15)	—	—

Net	111	—	—

U.S. Treasury securities:
Gross realized gains	33,483	2,170	5,750
Gross realized losses	(228)	—	(1,499)

Net	33,255	2,170	4,251

Home equity asset-backed senior securities:
Gross realized gains	185,331	5,740	155,554
Gross realized losses	—	—	—

Net	185,331	5,740	155,554

Other interests retained in securitization:
Gross realized gains	85,167	27,435	21,556
Gross realized losses	(29,915)	(9,227)	(2,244)

Net	55,252	18,208	19,312

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Principal-only securities:
Gross realized gains	302	99,671	311,324
Gross realized losses	(461)	—	(35,369)

Net	(159)	99,671	275,955

Corporate bonds:
Gross realized gains	—	1,248	12,942
Gross realized losses	—	—	(11,999)

Net	—	1,248	943

Other:
Gross realized gains	—	86	—
Gross realized losses	—	—	—

Net	—	86	—

Total gains and losses on available-for-sale securities:
Gross realized gains	309,661	141,763	516,049
Gross realized losses	(32,553)	(9,467)	(51,380)

Net	$277,108	$132,296	$464,669

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the remaining contractual maturities of debt securities classified as available-for-sale as of December 31, 2004:

		After one	After five
		year	years
	Within one	through five	through ten	After ten
	year	years	years	years	Total

	(In thousands)
Mortgage-backed securities	$15,260	$291,777	$113,846	$5,588,936	$6,009,819
Obligations of U.S. Government-sponsored enterprises	23,997	250,988	5,006	—	279,991
Municipal bonds	100	77,726	106,190	24,223	208,239
U.S. Treasury securities	22,797	29,819	8,791	4,623	66,030
Other	—	3,620	50	15	3,685

Subtotal	62,154	653,930	233,883	5,617,797	6,567,764

Other interests retained in securitization classified as available-for-sale securities:
Prime home equity residual securities	—	—	—	275,598	275,598
Prime home equity line of credit transferor’s interest	—	—	—	273,639	273,639
Nonprime residual securities	—	—	—	237,695	237,695
Nonconforming interest-only and principal-only securities	—	—	—	191,502	191,502
Prepayment penalty bonds	—	—	—	61,483	61,483
Nonprime interest-only securities	—	—	—	84,834	84,834
Prime home equity interest-only securities	—	—	—	27,950	27,950
Nonconforming residual securities	—	—	—	11,462	11,462
Subordinated mortgage-backed pass-through securities	—	—	—	2,306	2,306

Total other interests retained in securitization	—	—	—	1,166,469	1,166,469

Total available-for-sale securities	$62,154	$653,930	$233,883	$6,784,266	$7,734,233

Note 11 —	Securitizations
      The Company routinely originates, securitizes and sells mortgage loans into the secondary mortgage market. In general, prime mortgage loan securitizations are structured without recourse to the Company. However, the Company generally has limited recourse on the Prime Home Equity and Nonprime Mortgage Loans it securitizes through retention of a subordinated interest or through a corporate guarantee of losses up to a negotiated maximum amount. While the Company generally does not retain credit risk on the Prime Mortgage Loans it securitizes, it has potential liability under representations and warranties it makes to purchasers and insurers of the loans. At December 31, 2004, the Company had a liability for losses relating to representations and warranties included in other liabilities totaling $139.9 million. The Company recognized gains of $4.3 billion from sales of mortgage loans in securitizations in the year ended December 31, 2004.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      When the Company securitizes mortgage loans it generally retains the MSRs and, depending on the nature of the securitization, may also retain interest-only securities, principal-only securities, subordinated securities and residual interests.
      MSRs arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums, counseling delinquent mortgagors, supervising foreclosures and property dispositions, and generally administering the loans. For performing these functions, the Company receives a servicing fee ranging generally from 0.25% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the mortgagors. In addition, the Company generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees such as late charges, reconveyance charges and prepayment penalties. In addition, the Company generally has the right to solicit the mortgagors for other products and services, such as second mortgages and insurance, as well as a new first mortgage for those considering refinancing or purchasing a new home.
      Considerable judgment is required to determine the fair values of our retained interests. Unlike government securities and other highly liquid investments, the precise market value of retained interests cannot be readily determined, because these assets are not actively traded in stand-alone markets.
      Our MSR valuation process combines the use of a sophisticated discounted cash flow model and extensive analysis of current market data to arrive at an estimate of fair value at each balance sheet date. Senior financial management exercises extensive and active oversight of this process. The cash flow assumptions and prepayment assumptions used in the discounted cash flow model are based on the Company’s own empirical data drawn from the historical performance of its MSRs, which management believes are consistent with assumptions used by market participants valuing MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rate (projected LIBOR plus option-adjusted spread). These variables can and generally will change from quarter to quarter as market conditions and projected interest rates change. The Company determines the fairness of its MSR valuation quarterly by comparison to the following market data (as available): MSR trades; MSR broker valuations; prices of interest-only securities; and peer group MSR valuation surveys.
      For the other retained interests, the Company also estimates fair value — both at initial recognition and on an ongoing basis — through the use of discounted cash flow models. The key assumptions used in the valuation of its other retained interests include mortgage prepayment speeds, discount rates, and for residual interests containing credit risk, the net lifetime credit losses. The Company has incorporated cash flow and prepayment assumptions based on its own empirical data drawn from the historical performance of the loans underlying its other retained interests, which management believes is consistent with assumptions other major market participants would use in determining the assets’ fair value.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Key economic assumptions used in determining the fair value of MSRs at the time of securitization are as follows:

	Years Ended
	December 31,

	2004	2003	2002

Weighted-average life (in years)	4.7	6.0	5.8
Weighted-average annual prepayment speed	21.2%	16.9%	15.8%
Weighted-average OAS(1)	5.9%	4.6%	3.7%

(1)	Option-adjusted spread over LIBOR.
      Key economic assumptions used in determining the fair value of other retained interests at the time of securitization are as follows:

	Years Ended December 31,

	2004	2003	2002

Weighted-average life (in years)	3.5	2.4	2.7
Weighted-average annual prepayment speed	32.9%	28.0%	30.4%
Weighted-average annual discount rate	25.0%	22.6%	14.9%
Weighted-average lifetime credit losses	2.7%	1.5%	0.8%
      The following table summarizes cash flows between the Company and securitization special purpose entities:

	Years Ended December 31,

	2004	2003	2002

		(In thousands)
Proceeds from new securitizations	$259,102,621	$346,180,875	$222,405,901
Proceeds from collections reinvested in securitizations	1,836,796	1,844,332	1,431,896
Service fees received	1,586,166	1,461,747	1,179,137
Purchases of delinquent loans	(3,387,739)	(3,715,193)	(3,712,399)
Servicing advances	(3,334,357)	(2,519,583)	(1,520,422)
Repayment of servicing advances	3,576,598	2,124,564	1,376,068
Other cash flows received on retained interests(a)	704,813	1,237,183	974,892

(a)	Represents cash flows received on retained interests other than servicing fees.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Key economic assumptions used in measuring the period-end fair value of the Company’s MSRs at December 31, 2004 and 2003 and the effect on the fair value of those MSRs from adverse changes in those assumptions, are as follows:

	December 31,

	2004	2003

	(In thousands)
Fair value of mortgage servicing rights	$8,882,917	$6,909,167
Weighted-average remaining life (in years)	6.1	6.0
Weighted-average annual prepayment speed	22.0%	20.8%
Impact of 10% adverse change	$452,705	$395,797
Impact of 20% adverse change	$859,520	$750,842
Weighted-average OAS	6.0%	4.3%
Impact of 10% adverse change	$156,338	$112,781
Impact of 20% adverse change	$306,544	$222,318
      Key economic assumptions used in subsequently measuring the fair value of the Company’s other retained interests at December 31, 2004 and 2003, and the effect on the fair value of those other retained interests from adverse changes in those assumptions are as follows:

	December 31,

	2004	2003

	(In thousands)
Fair value of other retained interests	$1,908,504	$1,457,905
Weighted-average life (in years)	2.5	2.0
Weighted-average annual prepayment speed	34.8%	30.6%
Impact of 10% adverse change	$211,947	$82,729
Impact of 20% adverse change	$394,330	$152,158
Weighted-average annual discount rate	18.1%	20.4%
Impact of 10% adverse change	$46,376	$22,585
Impact of 20% adverse change	$88,818	$43,919
Weighted-average net lifetime credit losses	2.0%	1.9%
Impact of 10% adverse change	$80,833	$30,426
Impact of 20% adverse change	$158,730	$60,839
      These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in individual assumptions generally cannot be extrapolated. Also, in the above tables, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another which might compound or counteract the sensitivities.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents information about delinquencies and components of prime home equity and nonprime mortgage loans for which the Company has retained some level of credit risk:

	December 31,

	2004	2003

	(In thousands)
Prime home equity and nonprime mortgage loans:
Total principal amount	$67,421,267	$30,860,647

Principal amount 60 days or more past due	$2,688,842	$904,658

Comprised of:
Loans and securities sold	$51,021,828	$15,826,880
Loans and securities held for or available-for sale	6,706,663	15,033,767
Mortgages Loans held in SPEs	9,692,776	—

	$67,421,267	$30,860,647

      The Company incurred credit losses of $99.4 million and $95.5 million related to the mortgage loans above during the years ended December 31, 2004 and 2003, respectively.

Note 12 —	Financial Instruments

Derivative Financial Instruments
      The primary market risk facing the Company is interest rate risk. Interest rate risk includes the risk that the value of our assets or liabilities will change due to changes in interest rates. Interest rate risk also includes the risk that the net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. From an enterprise perspective, the Company manages interest rate risk through the natural counterbalance of its loan production and servicing businesses along with various financial instruments, including derivatives, which are used to manage the interest rate risk related specifically to the values of its interest rate lock commitments, mortgage loan inventory and MBS held for sale, MSRs, trading securities and other retained interests, as well as a portion of its debt and deposit liabilities. The overall objective of the Company’s interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.

Risk Management Activities Related to Mortgage Loan Inventory and Interest Rate Lock Commitments

Description of Risk Management Activities
      The Company is exposed to interest rate risk relative to its Mortgage Loan Inventory and its interest rate lock commitments (“IRLC”). The Mortgage Loan Inventory is comprised of mortgage loans and MBS held by the Company pending sale, and is presently held for an average of 30 days. IRLCs guarantee the rate and points on the underlying mortgage or group of mortgages for a specified period, generally from seven to 60 days.
      The Company is exposed to interest rate risk from the time an IRLC is made to a mortgage applicant or financial intermediary to the time the related mortgage loan is sold. During this period, the Company is exposed to losses if mortgage rates rise, because the value of the IRLC or mortgage loan declines. To manage this interest rate risk the Company utilizes derivatives, primarily forward sales of MBS and options to buy and sell MBS, as well as options on Treasury futures contracts. Certain of these transactions qualify as “fair value” hedges under SFAS 133. (See the following section titled “Accounting for Risk Management Activities” for further discussion.)

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The interest rate risk management of the IRLCs is complicated by the fact that the ultimate percentage of applications that close within the terms of the IRLC is variable. The probability that the loan will fund within the terms of the IRLC is driven by a number of factors, in particular the change, if any, in mortgage rates subsequent to the lock date. In general, this probability increases if mortgage rates rise, and decreases if mortgage rates fall, due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the IRLC is also influenced by the source of the application, age of the application, purpose for the loan (purchase or refinance), and the application approval rate. The Company has developed closing ratio estimates using its historical data that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The closing ratio estimates are utilized to calculate the quantity of loans that will fund within the terms of IRLCs.
      To manage the interest rate risk associated with the IRLCs, the Company uses a combination of net forward sales of MBS and put and call options on MBS or Treasury futures. As a general rule, the Company enters into forward sales of MBS in an amount equal to the portion of the IRLCs expected to close, assuming no change in mortgage rates. The Company acquires put and call options to protect against the variability of loan closings caused by changes in mortgage rates, by using the current closing ratio estimates to determine the amount of optional coverage required.
      The Company manages the interest rate risk related to the Mortgage Loan Inventory primarily by entering into forward sales of MBS. The value of these forward sales moves in opposite direction to the value of the Mortgage Loan Inventory. The Company actively manages its IRLCs and Mortgage Loan Inventory risk profiles on a daily basis.
      The Company uses the following derivative instruments in its risk management activities related to the IRLCs and Mortgage Loan Inventory:

•	Forward Sales of MBS: represents an obligation to sell an MBS at a specified price in the future. Its value increases as mortgage rates rise.

•	Forward Purchases of MBS: represents an obligation to buy an MBS at a specified price in the future. Its value increases as mortgage rates fall.

•	Long Call Options on MBS: represents a right to buy an MBS at a specified price in the future. Its value increases as mortgage rates fall.

•	Long Put Options on MBS: represents a right to sell an MBS at a specified price in the future. Its value increases as mortgage rates rise.

•	Long Call Options on Treasury Futures: represents a right to acquire a Treasury futures contract at a specified price in the future. Its value increases as the benchmark Treasury rate falls.

•	Long Put Options on Treasury Futures: represents a right to sell a Treasury futures contract at a specified price in the future. Its value increases as the benchmark Treasury rate rises.

•	Short Interest Rate Futures Contracts: represents standardized exchange-traded contracts, the value of which is tied to spot Eurodollar rates at specified future dates. The value of these futures contracts increases when Eurodollar rates rise.

•	Total Return Swaps: represents a mutual agreement to pay or receive the performance return on a particular market index or asset in exchange for receipt or payment of floating rate interest tied to a reference interest rate (e.g. USD LIBOR). For use in commercial mortgage real estate loan inventory, we generally receive the floating rate index and pay the performance return on a market index (e.g. Lehman index).

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the balance or notional amounts, as applicable, of Mortgage Loan Inventory, IRLCs and the related derivative instruments at December 31, 2004:

(In billions)
Mortgage Loan Inventory:(1)
Fixed rate	$9.8
Adjustable rate	10.3

Total	$20.1

Interest Rate Lock Commitments
Fixed rate	$13.7
Adjustable rate	14.4

Total	$28.1

Mandatory Forward Trades
Sales	$(41.6)
Buys	18.1

Net mandatory positions	$(23.5)

Long MBS Options
Calls	$—
Puts	(8.5)

Net long MBS options	$(8.5)

Long Treasury Options
Calls	$46.2
Puts	(30.0)

Net long Treasury Options	$16.2

Short Interest Rate Futures	$(84.9)

Total Return Swaps	$0.5

(1)	The interest rate risk related to the mortgage loan inventory pledged to secure asset-backed secured financings has been mitigated by the corresponding debt. Therefore, such amounts, which amounted to $17.3 billion at December 31, 2004, are excluded from the mortgage loan inventory in this table.

Accounting for Risk Management Activities
      During 2004, the interest rate risk management activities connected with 76% of the fixed-rate mortgage inventory and 14% of the adjustable-rate mortgage inventory were accounted for as “fair value” hedges under SFAS 133. The Company recognized pre-tax losses of $139.4 million and $72.8 million, representing the ineffective portion of such fair value hedges of its mortgage loan inventory, for the years ended December 31, 2004 and 2003, respectively. These amounts, along with the change in the fair value of the derivative instruments that were not designated as hedge instruments under SFAS 133, are included in gain on sale of loans and securities in the consolidated statements of earnings.
      IRLCs are derivative instruments as defined by SFAS 133. As such, IRLCs are recorded at fair value with changes in fair value recognized in current period earnings (as a component of gain on sale of loans and

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
securities). The Company estimates the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based upon quoted MBS prices. The change in fair value of the underlying mortgage loan is measured from the date we issue the IRLC. Therefore, at the time of issuance the estimated fair value of an IRLC is zero. Subsequent to issuance, the value of an IRLC can be either positive or negative, depending on the change in value of the underlying mortgage loan. Closing ratios derived from the Company’s recent historical empirical data are utilized to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. Because IRLCs are derivatives under SFAS 133, the associated risk management activities do not qualify for hedge accounting under SFAS 133. The “freestanding” derivative instruments that are used to manage the interest rate risk associated with the IRLCs are marked to fair value and recorded as a component of gain on sale of loans and securities in the consolidated statements of earnings.

Risk Management Activities Related to Mortgage Servicing Rights (MSRs) and Other Retained Interests

Description of Risk Management Activities
      MSRs and other retained interests are generally subject to a loss in value when mortgage interest rates decline. MSRs and other retained interests represent the present value of cash flow streams that are closely linked to the expected life of the underlying loan servicing portfolio. Declining mortgage interest rates generally precipitate increased mortgage refinancing activity, which decreases the expected life of the loans in the servicing portfolio, thereby decreasing the value of the MSRs and other retained interests. Reductions in the value of these assets impacts earnings through impairment charges. To moderate the effect on earnings of impairment, the Company maintains a portfolio of financial instruments, including derivatives, which generally increase in aggregate value when interest rates decline. This portfolio of financial instruments is collectively referred to herein as the “Servicing Hedge”.
      The Company currently uses the following financial instruments in its Servicing Hedge:

•	Interest Rate Floors: represents a right to receive cash if a reference interest rate falls below a contractual strike rate. Its value increases as the reference interest rate falls. The reference interest rates used in the Company’s interest rate floors include mortgage rates, Treasury rates, and U.S. dollar (“USD”) LIBOR.

•	Long Treasury Futures: represents an agreement to purchase a Treasury security at a specified price in the future. Its value increases as the benchmark Treasury rate falls.

•	Long Call Options on Interest Rate Futures: represents a right to acquire a Treasury or Eurodollar futures contract at a specified price in the future. Its value increases as the benchmark Treasury or Eurodollar deposit rate falls.

•	Long Put Options on Interest Rate Futures: represents a right to sell a Treasury or Eurodollar futures contract at a specified price in the future. Its value increases as the benchmark Treasury or Eurodollar deposit rate rises.

•	Forward Purchases of MBS: represents an obligation to buy an MBS at a specified price in the future. Its value increases as mortgage rates fall.

•	Interest Rate Caps: represents a contract that requires the issuer to make a payment to the holder when an underlying interest rate exceeds a specified level. Interest rate caps increase in value as interest rates rise.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Interest Rate Swaps: represents a mutual agreement to exchange interest rate payments; one party paying a fixed rate and another paying a floating rate tied to a reference interest rate (e.g. USD LIBOR). For use in the Servicing Hedge, the Company generally receives the fixed rate and pays the floating rate. Such contracts increase in value as interest rates decline.

•	Receiver Swaptions: represents a right to enter into a predetermined Interest Rate Swap at a future date upon exercise of its right, the Company receives the fixed rate and pays the floating rate. The contract increases in value as interest rates decline.

•	Payor Swaptions: represents a right to enter into a predetermined Interest Rate Swap at a future date upon exercise of its right, the Company pays the fixed rate and receives the floating rate. The contract generally increases in value as interest rates rise.
      These instruments are used to manage the overall risk portfolio of the MSRs and other retained interests. The Company actively manages its retained interests risk profile on a daily basis.
      The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge:

	Balance,			Balance,
	December 31,		Dispositions/	December 31,
	2003	Additions	Expirations	2004

	(In millions)
Interest Rate Floors	$—	$5,000	$(4,000)	$1,000
Long Treasury Futures	2,200	20,450	(19,800)	2,850
Long Call Options on Interest Rate Futures	54,750	110,950	(150,450)	15,250
Long Put Options on Interest Rate Futures	108,675	22,000	(128,675)	2,000
Interest Rate Caps	800	10,284	(10,784)	300
Interest Rate Swaps	10,600	1,500	(12,100)	—
Interest Rate Swaptions	23,000	69,250	(51,000)	41,250
      The Servicing Hedge is intended to reduce the impact on reported earnings of MSRs and other retained interests impairment that generally results from a decline in mortgage rates. Should mortgage rates increase, the value of the MSRs and other retained interests is expected to increase while the value of the Servicing Hedge is expected to decrease. With respect to the various options and floors included in the Servicing Hedge, the Company is not exposed to loss beyond its initial outlay to acquire these derivative instruments, plus any unrealized gains recognized to date. With respect to the interest rate futures contracts included in the Servicing Hedge as of December 31, 2004, the Company estimates that its maximum exposure to loss over the contractual terms is $255 million.

Accounting for Risk Management Activities
      The changes in fair value of derivative contracts included in the Servicing Hedge are recorded as a component of the gain or loss from the Servicing Hedge in the consolidated statements of earnings. Principal-only and U.S. Treasury securities included in the Servicing Hedge are held as available-for-sale securities. The changes in fair value of such securities included in the Servicing Hedge are recorded in accumulated other comprehensive income. Realized gains or losses on sales of these securities are recorded as a component of the gain or loss from the Servicing Hedge in the consolidated statements of earnings.

Risk Management Activities Related to Issuance of Long-Term Debt
      The Company enters into interest rate swap contracts which enable it to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $2.6 billion as of

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004) and to enable the Company to convert a portion of its foreign currency-denominated fixed and floating-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt (notional amount of $2.5 billion as of December 31, 2004). These transactions are designated as fair value hedges under SFAS 133. For the years ended December 31, 2004 and 2003, the Company recognized a pre-tax loss of $3.8 million and a pre-tax gain of $0.02 million, respectively, representing the ineffective portion of such fair value hedges of debt. These amounts are included in interest expense in the consolidated statements of earnings.
      The Company also enters into interest rate swap contracts which enable it to convert a portion of its floating-rate, long-term debt to fixed-rate, long-term debt (notional amount of $1.7 billion as of December 31, 2004) and to convert a portion of its foreign currency-denominated, fixed-rate, long-term debt to U.S. dollar fixed-rate debt (notional amount of $1.3 billion as of December 31, 2004). These transactions are designated as cash flow hedges under SFAS 133. For the years ended December 31, 2004 and 2003, the Company recognized a pre-tax gain of $0.04 million and pre-tax loss of $0.05 million, representing the ineffective portion of such cash flow hedges. As of December 31, 2004, deferred net gains or losses on derivative instruments included in accumulated other comprehensive income that are expected to be reclassified as earnings during the next 12 months are not considered to be material.
      Payments on interest rate swaps are based on a specified notional amount. In connection with the debt fair value hedges, the Company has entered into swaps in which the rate received is fixed and the rate paid is adjustable and is indexed to LIBOR (“Receiver Swap”). In connection with the debt cash flow hedges, the Company has entered into swaps in which the rate paid is fixed and the rate received is adjustable and is indexed to LIBOR (“Payor Swap”).
      The following summarizes the notional amounts of and the average interest rates on the swaps as of December 31, 2004:

	Notional	Fixed	Floating
	Amount	Rate	Rate

	(Dollar amounts in millions)
Receiver swaps	$5,094	3.88%	2.66%
Payor swaps	$2,968	3.27%	3.09%
      Payments are due periodically through the termination date of each contract. The swap contracts expire between March, 2005 and July, 2029.

Risk Management Activities Related to Deposit Liabilities
      The Company acquires interest rate swap contracts which have the effect of converting a portion of its fixed-rate deposits to variable-rate deposits. During 2004, certain of the swaps with a notional value totaling $752 million, were accounted for as free-standing derivatives, with changes in the swaps’ fair value and cash flow from the swaps recorded in interest expense. The Company recorded no ineffectiveness relating to these swaps during 2004. Effective January 1, 2005, these swaps were designated and will be accounted for as fair value hedges of certain fixed-rate deposits.
      The following summarizes the notional amounts of and the average interest rates on the swaps and swaptions as of December 31, 2004:

	Notional	Fixed	Floating
	Amount	Rate	Rate

	(Dollar amounts in millions)
Receiver swaps	$407	3.74%	2.35%
Receiver swaptions	$751	4.86%	2.32%

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Payments are due periodically through the termination date of each swap contract. The contracts expire between September, 2007, and January, 2025.

Risk Management Activities Related to the Broker-Dealer Securities Trading Portfolio
      In connection with its broker-dealer activities, the Company maintains a trading portfolio of fixed-income securities, primarily MBS. The Company is exposed to price changes in its trading portfolio arising from interest rate changes during the period it holds the securities. To manage this risk, the Company utilizes the following derivative instruments:

•	Forward Sales of To-Be Announced (“TBA”) MBS: represents an obligation to sell agency pass-through MBS that have not yet been issued at a specified price and at a specified date in the future. Its value increases as mortgage rates rise.

•	Forward Purchases of TBA MBS: represents an obligation to purchase agency pass-through MBS that have not yet been issued at a specified price at a specified date in the future. Its value increases as mortgage rates fall.

•	Short Futures Contracts: represents standardized exchange-traded contracts, the value of which is tied to spot Fed Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Fed Funds or Eurodollar rates rise.

•	Long Futures Contracts: represents standardized exchange-traded contracts, the value of which is tied to the spot Fed Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Fed Funds or Eurodollar rates fall.

•	Interest Rate Swaps: represents a mutual agreement to exchange interest rate payments; one party paying a fixed rate and another paying a floating rate tied to a reference interest rate (e.g. USD LIBOR). For use in its trading portfolio risk management activities, the Company receives the floating rate and pays the fixed rate. Such contracts increase in value as rates rise.

•	Long Put Options on Futures Contracts: represents a right to sell futures contracts, the value of which is tied to spot Fed Funds or Eurodollar rates at specified future dates. The value of these contracts increases when Fed Funds or Eurodollar rates rise.

•	Long Call Options on Futures Contracts: represents a right to purchase futures contracts, the value of which is tied to spot Fed Funds or Eurodollar rates at specific future dates. The value of these contracts increases when Fed Funds or Eurodollar rates fall.
      The following summarizes the notional amounts of the derivative contracts included in the broker-dealer’s trading portfolio at December 31, 2004:

Notional
Amount

(In millions)
Forward contracts to sell MBS	$65,947
Forward contracts to purchase MBS	59,026
Short futures contracts	16,894
Long futures contracts	179
Interest rate swap contracts	548
Long put options on futures contracts	6,700
Long call options on futures contracts	8,200

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Risk Management Activities
      The changes in fair value of derivative contracts used in the interest rate management activities related to trading activities are recorded as a component of the gain on sale of loans and securities in the consolidated statements of earnings.

Fair Value of Financial Instruments
      The following disclosure of the estimated fair value of financial instruments as of December 31, 2004 and 2003, is made by the Company using available market information and appropriate valuation methods. In some cases considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

	December 31,

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Assets:
Mortgage loans and mortgage-backed securities held for sale	$37,347,326	$37,565,424	$24,213,480	$24,559,247
Trading securities owned	10,499,711	10,499,711	6,996,699	6,996,699
Trading securities pledged as collateral	1,303,007	1,303,007	4,118,012	4,118,012
Securities purchased under agreements to resell and securities borrowed	13,231,448	13,231,448	10,348,102	10,348,102
Loans held for investment	39,660,086	40,326,411	26,368,055	27,002,784
Investments in other financial instruments	10,091,057	10,091,057	12,761,764	12,761,764

Liabilities:
Notes payable	66,613,671	66,004,492	39,948,461	40,635,674
Securities sold under agreements to repurchase	20,465,123	20,465,123	32,013,412	32,013,412
Securities sold not yet purchased	2,912,620	2,912,620	1,469,644	1,469,644
Deposit liabilities	20,013,208	19,973,181	9,327,671	9,261,386
Corporate guarantees	48,108	48,108	94,777	94,777

Derivatives:
Interest rate floors	8,317,116	8,317,116	—	—
Forward contracts on MBS	(47,372)	(47,372)	(284,991)	(284,991)
Options on MBS	8,460	8,460	19,551	19,551
Options on interest rate futures	64,616	64,616	110,279	110,279
Interest rate caps	—	—	126	126
Swaptions	982,334	982,334	215,188	215,188
Interest rate swaps	567,856	567,856	513,408	513,408
Total return swaps	205	205	—	—
Interest rate lock commitments	19,304	19,304	58,324	58,324
Loan purchase commitments	780	780	—	—

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value estimates as of December 31, 2004 and 2003, were based on pertinent information that was available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
      The following describes the methods used by the Company in estimating fair values:

Mortgage Loans and Mortgage-Backed Securities Held for Sale
      Fair value is estimated using the quoted market prices for securities backed by similar types of loans and dealer commitments to purchase loans on a servicing-retained basis.

Trading Securities
      Fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, prices available for similar instruments, and valuation pricing models intended to approximate the amounts that would be received from or paid to a third party in settlement of the contracts.

Securities Purchased Under Agreements to Resell and Securities Borrowed
      These financial instruments are recorded at accreted cost, which approximates fair value.

Loans Held for Investment
      Fair value is estimated through the use of discounted cash flow models. Re-warehoused FHA-insured and VA-guaranteed loans and warehouse lending advances are recorded at realizable value, which approximates fair value.

Investments in Other Financial Instruments:

Principal-Only Securities
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

Mortgage-Backed Securities
      Fair value is estimated using quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, prices available for similar instruments, and valuation pricing models intended to approximate the amounts that would be received from or paid to a third party in settlement of the contracts.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collateralized Mortgage Obligations
      Fair value is estimated using quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, prices available for similar instruments, and valuation pricing models intended to approximate the amounts that would be received from or paid to a third party in settlement of the contracts.

U.S. Treasury Securities and Obligations of U.S. Government-Sponsored Enterprises
      Fair value is estimated using quoted market prices.

Other Financial Instruments
      Other financial instruments are primarily composed of tax-exempt municipal bonds, asset-backed securities and foreign government bonds. Fair value is estimated using quoted market prices.

Notes Payable
      Fair value is estimated by discounting remaining payments using applicable current market rates.

Securities Sold Under Agreements to Repurchase
      These financial instruments are recorded at their accreted balances, which approximate fair value.

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

Derivatives
      Fair value is defined as the amount that the Company would receive or pay to terminate the contracts at the reporting date. Market or dealer quotes are available for many derivatives; otherwise, pricing or valuation models are applied using current market information to estimate fair value. The Company estimates the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based upon quoted MBS prices. The change in fair value of the underlying mortgage loan is measured from the date the IRLC is issued. Therefore, at the time of issuance the estimated fair value of an IRLC is zero. Subsequent to issuance, the value of an IRLC can be either positive or negative depending on the change in value of the underlying mortgage loan. Closing ratios derived using the Company’s recent historical empirical data are utilized to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Counterparty Credit Risk
      The Company is exposed to credit loss in the event of contractual non-performance by its trading counterparties and counterparties to its various over-the-counter (non-exchange-traded) financial instruments. The Company manages this credit risk by selecting only well-established, financially strong counterparties, spreading the credit risk among many such counterparties, and by placing contractual limits on the amount of unsecured credit extended to any single counterparty. The Company’s exposure to credit risk in the event of default by a counterparty is the current cost of replacing the contracts, net of any available collateral retained by the Company.
      The total amount of counterparty credit exposure as of December 31, 2004, before and after applicable collateral held, is as follows:

(In millions)

Total credit exposure before collateral held	$1,681
Less: collateral held	(1,088)

Net unsecured credit exposure	$593

Note 13 —	Premises and Equipment
      Premises and equipment consist of the following:

	Useful	December 31,
	Lives
	(Years)	2004	2003

		(In thousands)
Buildings	19-40	$377,481	$274,153
Equipment	3-10	923,514	756,843
Leasehold improvements	2-10	125,099	94,736

		1,426,094	1,125,732
Less: accumulated depreciation and amortization		(511,283)	(416,526)

		914,811	709,206
Land		70,539	46,070

		$985,350	$755,276

      Depreciation and amortization expense amounted to $111.7 million, $82.1 million and $59.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Loans Held for Investment
      Loans held for investment include the following:

	December 31,

	2004	2003

	(In thousands)
Mortgage loans:
Prime	$22,587,246	$8,770,932
Prime home equity	11,435,792	12,804,356
Nonprime	171,592	175,331

Total mortgage loans	34,194,630	21,750,619
Warehouse lending advances secured by mortgage loans	3,681,830	1,886,169
Defaulted FHA-insured and VA-guaranteed mortgage loans repurchased from securities	1,518,642	2,560,454

	39,395,102	26,197,242
Deferred loan origination costs	390,030	249,262
Allowance for loan losses	(125,046)	(78,449)

Loans held for investment, net	$39,660,086	$26,368,055

      At December 31, 2004, mortgage loans held for investment totaling $28.8 billion were pledged to secure Federal Home Loan Bank advances.
      At December 31, 2004, the Company had accepted collateral with a fair value of $3.8 billion securing warehouse lending advances for which it had the contractual ability to sell or re-pledge. As of December 31, 2004, no such mortgage loan collateral had been re-pledged.
      At December 31, 2003, the Company had accepted collateral with a fair value of $2.0 billion securing warehouse lending advances for which it had the contractual ability to sell or re-pledge. As of December 31, 2003, no such mortgage loan collateral had been re-pledged.
      Impaired loans — loans which the Company has placed on non-accrual status — totaled $1.3 billion and $2.3 billion at December 31, 2004 and 2003, respectively. Included in total impaired loans were Government insured or guaranteed loans totaling $0.9 billion at December 31, 2004, and $1.7 billion at December 31, 2003.
      Changes in the allowance for the loan losses were as follows:

	December 31,

	2004	2003

	(In thousands)
Balance, beginning of the year	$78,449	$42,049
Provision for loan losses	71,775	48,204
Net charge-offs	(25,178)	(11,804)

Balance, end of the year	$125,046	$78,449

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Other Assets
      Other assets include the following:

	December 31,

	2004	2003

	(In thousands)
Reimbursable servicing advances	$1,355,584	$1,031,183
Securities broker-dealer receivables	818,299	742,791
Investments in Federal Reserve Bank and Federal Home Loan Bank stock	795,894	394,110
Receivables from custodial accounts	391,898	595,671
Interest receivable	353,752	242,669
Capitalized software, net	286,504	235,713
Federal funds sold	225,000	100,000
Prepaid expenses	212,310	204,570
Cash surrender value of assets held in trust for deferred compensation plan	184,569	115,491
Restricted cash	175,177	281,477
Receivables from sale of securities	143,874	84,012
Derivative margin accounts	99,795	287,528
Unsettled MBS forwards, net	58,676	173,382
Other assets	790,219	540,451

	$5,891,551	$5,029,048

      At December 31, 2004, the Company had pledged $315.0 million of other assets to secure securities sold under agreements to repurchase.

Note 16 —	Notes Payable
      Notes payable consists of the following:

	December 31,

	2004	2003

	(In thousands)
Medium-term notes:
Fixed rate	$13,519,494	$12,724,998
Floating rate	11,846,268	3,848,023

	25,365,762	16,573,021
Asset-backed secured financings	17,258,543	—
Federal Home Loan Bank advances	15,475,000	6,875,000
Asset-backed commercial paper	7,372,138	9,699,053
Junior subordinated debentures	1,028,013	1,027,880
Convertible securities	65,026	—
Secured notes payable	28,512	29,259
LYONs convertible debentures	12,626	515,198

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

	(In thousands)
Unsecured notes payable	8,051	409,668
Unsecured commercial paper	—	4,819,382

	$66,613,671	$39,948,461

Medium-Term Notes
      As of December 31, 2004, outstanding medium-term notes issued by CHL under various shelf registrations filed with the Securities and Exchange Commission or issued by CHL under its Euro medium-term note program were as follows:

	Outstanding Balance			Interest Rate		Maturity Date

	Floating-Rate	Fixed-Rate	Total	From	To	From	To

	(In thousands)
Series B	$—	$50,000	$50,000	6.81%	6.81%	August, 2005	August, 2005
Series D	—	150,000	150,000	6.88%	6.88%	September, 2005	September, 2005
Series E	—	275,000	275,000	6.94%	7.23%	October, 2006	October, 2008
Series F	85,000	333,685	418,685	2.88%	6.73%	February, 2005	April, 2013
Series H	—	600,000	600,000	6.25%	6.25%	April, 2009	April, 2009
Series J	35,000	1,625,000	1,660,000	2.80%	5.50%	August, 2006	October, 2006
Series K	275,000	4,430,525	4,705,525	2.77%	7.05%	March, 2005	June, 2022
Series L	4,821,000	2,874,970	7,695,970	2.14%	6.00%	January, 2005	May, 2023
Series M	3,928,000	1,300,500	5,228,500	2.42%	6.20%	May, 2005	July, 2029
Euro Notes	2,596,293	1,247,994	3,844,287	2.24%	6.57%	March, 2005	January, 2009
Australian Notes	105,975	—	105,975	2.81%	2.81%	September, 2007	September, 2007

Sub-total	11,846,268	12,887,674	24,733,942
Basis adjustment through application of hedge accounting	—	631,820	631,820

Total	$11,846,268	$13,519,494	$25,365,762

      As of December 31, 2004, $3.8 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Japanese Yen, Pounds Sterling, Canadian Dollars, Australian Dollars, and Euros. These notes have been effectively converted to U.S. dollars through currency swaps.

Asset-Backed Secured Financings
      The Company has recorded certain securitization transactions as secured borrowings as of December 31, 2004 because they do not qualify for sales treatment under SFAS 140 at that date. These secured borrowings amounted to $6.7 billion at December 31, 2004. The Company had pledged $6.7 billion of mortgage loans held for sale to secure such borrowings.
      In addition, CSC may reacquire beneficial interests previously sold to outside third parties in the Company’s securitization transactions. In the event that such securities include protection by a derivative financial instrument held by an SPE, that SPE no longer meets the conditions as a QSPE under SFAS 140. As a result, the mortgage loans held for sale and asset-backed secured financings are included on the Company’s consolidated balance sheets and are initially recorded at fair value. Once the securities that include protection by a derivative financial instrument are sold, typically in less than 90 days, the conditions necessary

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for QSPE status under SFAS 140 are again met and the related assets and liabilities are removed from the Company’s consolidated balance sheet. At December 31, 2004, such asset-backed secured financings in the amount of $10.6 billion had been recorded because some of the related beneficial interests that included protection by a derivative financial instrument had been reacquired. The Company had pledged the related $10.6 billion of mortgage loans held for sale to secure such borrowings.

Federal Home Loan Bank Advances
      As of December 31, 2004, Federal Home Loan Bank advances totaled $15.5 billion, with a weighted-average interest rate of 2.97%. Of the total advances, $11.3 billion were fixed-rate and $4.2 billion were adjustable-rate. The advances are secured by $28.8 billion of mortgage loans.

Asset-Backed Commercial Paper
      The Company has formed special purpose entities for the purpose of financing certain of its mortgage loan inventory. These entities issue commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities of up to 180 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. The SLN programs’ capacity, based on aggregate commitments from underlying credit enhancers, was $18.2 billion at December 31, 2004. For the year ended December 31, 2004, the average borrowings under these facilities totaled $13.0 billion, and the weighted-average interest rate borne by the SLNs was 1.59%. At December 31, 2004, the weighted-average interest rate borne by the SLNs was 2.35%, and the Company had pledged $7.6 billion in mortgage loan inventory to secure such SLNs.

Junior Subordinated Debentures
      As more fully discussed in Note 2 — “Summary of Significant Accounting Policies — Implementation of New Accounting Standards,” the FASB issued FIN 46R in December 2003. As a result of the adoption of FIN 46R, the company-obligated capital securities of subsidiary trusts are no longer reflected on the Company’s consolidated balance sheets, but have been replaced on the Company’s balance sheet by the junior subordinated debentures issued to the subsidiary trusts by CHL and the Company.
      Countrywide Capital I (the “Subsidiary Trust I”), a subsidiary trust of the Company, has outstanding $300 million of 8% Capital Trust Pass-through Securities (the “8% Capital Securities”). In connection with the Subsidiary Trust I issuance of the 8% Capital Securities, CHL issued to the Subsidiary Trust I $309 million of its 8% Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debt Securities I”). The Subordinated Debt Securities I are due on December 15, 2026, with interest payable semi-annually on June 15 and December 15 of each year. The Company has the right to redeem at par, plus accrued interest, the 8% Capital Securities at any time on or after December 15, 2006. The sole assets of the Subsidiary Trust I are, and will be, the Subordinated Debt Securities I.
      Countrywide Capital III (the “Subsidiary Trust III”), a subsidiary trust of the Company, has outstanding $200 million of 8.05% Subordinated Capital Income Securities, Series A (the “8.05% Capital Securities”). In connection with the Subsidiary Trust III issuance of 8.05% Capital Securities, CHL issued to the Subsidiary Trust III $206 million of its 8.05% Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debt Securities III”). The Subordinated Debt Securities III are due on June 15, 2027 with interest payable semi-annually on June 15 and December 15 of each year. The sole assets of the Subsidiary Trust III are, and will be, the Subordinated Debt Securities III.
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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company guarantees CHL’s indebtedness to two of the subsidiary trusts, Countrywide Capital I and Countrywide Capital III, which are excluded from the Company’s consolidated financial statements. Following is summarized information for those trusts:

	December 31, 2004

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,323	$205,226
Other assets	1,031	691

Total assets	$308,354	$205,917

Notes payable	$9,220	$6,171
Other liabilities	1,031	691
Company-obligated mandatorily redeemable capital trust pass-through securities	298,103	199,055
Shareholder’s equity	—	—

Total liabilities and shareholder’s equity	$308,354	$205,917

	Year Ended
	December 31, 2004

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Statement of Earnings:
Revenues	$24,831	$16,642
Expenses	(24,831)	(16,642)
Provision for income taxes	—	—

Net earnings	$—	$—

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,234	$205,182
Other assets	3,076	1,710

Total assets	$310,310	$206,892

Notes payable	$9,279	$6,200
Other liabilities	3,076	1,710
Company-obligated mandatorily redeemable capital trust pass-through securities	297,955	198,982
Shareholder’s equity	—	—

Total liabilities and shareholder’s equity	$310,310	$206,892

	Year Ended
	December 31, 2003

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Statement of Earnings:
Revenues	$24,831	$16,642
Expenses	(24,831)	(16,642)
Provision for income taxes	—	—

Net earnings	$—	$—

Convertible Securities and LYONs Convertible Debentures
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
      In September 2004, the Company completed an exchange offer, through which LYONs were exchanged for convertible securities with terms similar to the LYONs, except for a provision to allow settlement in cash and stock upon the debentures’ conversion. As a result of the exchange offer, $637.2 million or 94.7% of the outstanding LYONs were exchanged for convertible securities. During the year ended December 31, 2004, LYONs and convertible securities with a face value totaling. $574.0 million were surrendered for conversion by the security holders.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of Notes Payable
      Maturities of notes payable are as follows:

		Hedge Basis
Year ending December 31,	Principal	Adjustment	Total

	(In thousands)
2005(1)	$33,813,261	$154,745	$33,968,006
2006	7,476,513	105,127	7,581,640
2007	10,957,414	74,214	11,031,628
2008	4,428,618	227,908	4,656,526
2009	5,875,259	8,064	5,883,323
Thereafter	3,430,786	61,762	3,492,548

Total	$65,981,851	$631,820	$66,613,671

(1)	Asset-backed secured financings are generally included in the Company’s consolidated financial statements for less than 90 days. Therefore, the amount outstanding at December 31, 2004 of $17.3 billion is included with 2005 maturities.

Commercial Paper and Backup Credit Facilities
      As of December 31, 2004, CHL had unsecured credit agreements (revolving credit facilities) with a group of commercial banks permitting CHL to borrow an aggregate maximum amount of $7.6 billion. The composition of the facilities was as follows:

	December 31, 2004

Number of Bank Participants	Amount	Expiration Date

	(In billions)
24	$3.1	May 12, 2009
24	2.1	May 11, 2005
21	2.4	November 18, 2005

	$7.6

      As consideration for these facilities, CHL pays annual commitment fees of $6.7 million. The purpose of these credit facilities is to provide liquidity backup for CHL’s commercial paper program. No amount was outstanding under these revolving credit facilities at December 31, 2004. All of the facilities contain various financial covenants and restrictions, certain of which require the Company and CHL to maintain specified net worth amounts and that limit the amount of dividends that can be paid by the Company or CHL. Management believes the Company is in compliance with those covenants and restrictions. For the year ended December 31, 2004, the average commercial paper outstanding was $3.2 billion and the weighted-average borrowing rate was 1.62%. For the year ended December 31, 2003, the weighted-average borrowing rate was 1.22%.

Pre-Sale Funding Facilities
      As of December 31, 2004, CHL had uncommitted revolving credit facilities that are secured by conforming mortgage loans held for sale. As of December 31, 2004, the Company had no outstanding borrowings under any of these facilities.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 —	Deposits
      The following table summarizes deposit balances:

	December 31,

	2004	2003

	(In thousands)
Time deposits	$10,369,763	$3,252,665
Company-controlled custodial deposit accounts	7,900,900	5,900,682
Interest-bearing checking accounts	1,673,517	73,217
Non interest-bearing checking accounts	66,983	99,545
Savings accounts	2,045	1,562

	$20,013,208	$9,327,671

      The total of time certificates of deposit and other time deposits issued and outstanding were $10.4 billion and $3.3 billion at December 31, 2004 and 2003, respectively. Substantially all of those deposits were interest bearing. The contractual maturities of those deposits as of December 31, 2004, are shown in the following table:

Time Deposit
Year Ending December 31,	Maturities

(In thousands)
2005	$3,918,980
2006	2,289,103
2007	1,118,785
2008	1,169,241
2009	1,178,252
Thereafter	695,402

$10,369,763

      The amount of time deposits with a denomination of $100,000 or more was approximately $6.6 billion and $1.7 billion at December 31, 2004 and 2003, respectively.
      The contractual maturities of time deposits with denominations of $100,000 or more are shown in the following table:

December 31,
2004

(In thousands)
Three months or less	$2,307
After three months through six months	21,787
After six months through twelve months	948,856
After twelve months	5,642,077

Total	$6,615,027

      Demand deposit overdrafts at December 31, 2004, totaled $0.1 million. There were no deposit overdrafts at December 31, 2003.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Committed Reusable Purchase Facilities
      As of December 31, 2004, the Company had in place a reusable $7.2 billion commitment from a multi-seller asset-backed commercial paper conduit to purchase conventional, conforming loans held for sale from the Company. As consideration for the facility, CHL pays annual commitment fees of $7.2 million.
      This multi-seller commercial paper conduit was established and is owned by several major, third-party financial institutions. Using funds raised through the issuance of commercial paper, these conduits purchase residential mortgage loans from the Company, either directly or through a trust or other vehicle. The Company has no obligation to repurchase loans from this conduit other than for breach of representations and warranties made by the Company in connection with the sale of the loans. The Company has no direct or indirect financial ownership or other interest in the conduit. Accordingly, transfers of loans to this facility are accounted for as sales.

Note 19 —	Securities Sold Under Agreements to Repurchase
      The Company routinely enters short-term financing arrangements to sell securities under agreements to repurchase (“repurchase agreements”). The repurchase agreements are collateralized by mortgage loans and securities. All securities underlying repurchase agreements are held in safekeeping by broker-dealers or banks. All agreements are to repurchase the same, or substantially identical, securities.
      The weighted-average borrowing rate for these arrangements for the year ended December 31, 2004 was 1.33%. The weighted-average borrowing rate on repurchase agreements outstanding as of December 31, 2004 was 2.02%. The repurchase agreements had a weighted-average maturity of 12 days at December 31, 2004.
      At December 31, 2004, repurchase agreements were secured by $10.0 billion of trading securities, $18.7 billion of securities purchased under agreements to resell and securities borrowed, $1.8 billion in investments in other financial instruments, and $0.3 billion of other assets.
Note 20 — Shareholders’ Equity
      In February 1988, the Company’s Board of Directors declared a dividend distribution of one preferred stock purchase right (“Right”) for each outstanding share of the Company’s common stock. As a result of stock splits and stock dividends, 0.399 of a Right is presently associated with each outstanding share of the Company’s common stock issued before the Distribution Date (as defined below). Each Right, when exercisable, entitles the holder to purchase from the Company one one-hundredth of a share of Series A Participating Preferred Stock, par value $.05 per share, of the Company (the “Series A Preferred Stock”), at a price of $145, subject to adjustments in certain cases to prevent dilution.
      The Rights are evidenced by the common stock certificates and are not exercisable or transferable, apart from the common stock, until the date (the “Distribution Date”) of the earlier of a public announcement that a person or group, without prior consent of the Company, has acquired 20% or more of the common stock (“Acquiring Person”), or 10 days (subject to extension by the Board of Directors) after the commencement of a tender offer made without the prior consent of the Company.
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
      The Company declared a 4-for-3, a 3-for-2 and a 2-for-1 split of the Company’s $0.05 par value common stock, which were effected as stock dividends on December 18, 2003, April 12, 2004, and August 30, 2004, respectively. The effects of these stock splits are detailed in the consolidated statement of changes in shareholders’ equity. All references in the accompanying consolidated balance sheets, consolidated statements of earnings, and notes to consolidated financial statements to the number of common shares and earnings per share amounts have been restated to reflect the stock splits.
Note 21 — Employee Benefits

Stock Compensation Plans
      The Company has stock compensation plans (the “Plans”) that provide for the granting of both qualified and non-qualified stock options and shares of restricted stock to employees and directors. Stock options are generally granted at the average market price of the Company’s common stock on the date of grant and are exercisable beginning one year from the date of grant and expire up to 10 years from the date of grant. Stock options vest over a period of three to four-and-a-half years.
      Stock option transactions under the Plans were as follows:

	Years Ended December 31,

	2004	2003	2002

Number of Shares:
Outstanding options at beginning of year	59,389,524	66,048,879	64,644,840
Options granted	12,005,516	16,982,634	14,404,023
Options exercised	(11,266,468)	(22,209,633)	(11,573,967)
Options expired or cancelled	(1,019,236)	(1,432,356)	(1,426,017)

Outstanding options at end of year	59,109,336	59,389,524	66,048,879

Weighted-Average Exercise Price:
Outstanding options at beginning of year	$10.83	$8.63	$7.94
Options granted	31.85	15.71	10.52
Options exercised	9.05	7.98	7.08
Options expired or canceled	15.70	11.22	9.43
Outstanding options at end of year	$15.35	$10.83	$8.63
Options exercisable at end of year	27,230,988	25,880,463	34,757,640
Options available for future grant	34,890,263	23,183,004	14,463,399

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Outstanding stock options under the Plans as of December 31, 2004 are summarized below.

	Outstanding Options
				Exercisable Options
	Weighted
	Average		Weighted		Weighted
	Remaining		Average		Average
Exercise	Contractual		Exercise		Exercise
Price Range	Life (Years)	Number	Price	Number	Price

$ 3.79-$7.57	1.5	9,078,120	$6.00	9,078,120	$6.00
$ 7.58-$11.36	6.6	18,600,377	9.93	11,816,496	9.91
$11.37-$15.14	7.6	15,555,849	13.78	5,421,070	13.21
$15.15-$18.93	8.3	58,004	17.83	35,500	18.01
$18.94-$22.71	8.4	3,928,246	18.98	866,302	18.98
$22.72-$26.50	8.9	89,004	24.81	11,000	24.76
$26.51-$30.28	6.3	31,000	28.33	2,500	26.93
$30.29-$34.07	4.8	11,682,780	31.86	—	—
$34.08-$37.85	4.5	85,956	34.87	—	—

	5.9	59,109,336	$15.35	27,230,988	$9.57

      Restricted stock is awarded to employees and directors at no cost and generally vests over a one- or three-year period. Unvested restricted shares may not be sold by the grantee. However, share grantees are entitled to vote on shareholder proposals and receive dividends on their unvested shares. The Company granted 286,483, 621,744, and 144,682 shares in the years ended December 31, 2004, 2003 and 2002, respectively. The weighted-average grant date fair value of these awards was $31.85, $15.21, and $12.00, respectively. The Company recorded compensation expense relating to restricted stock totaling $5.4 million and $2.2 million for the years ended December 31, 2004 and 2003, respectively. No expense was recorded in the year ended December 2002. The balance of unamortized restricted stock awards was $9.6 million and $8.9 million at December 31, 2004 and 2003, respectively.

Pension Plan
      The Company has a defined benefit pension plan (the “Plan”) covering substantially all of its employees. The Company’s policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA. In the year ended December 31, 2004, the Company made the maximum tax-deductible contribution to the Plan.
      In the year ended December 31, 2004, the Company changed certain of its actuarial assumptions. Specifically, the discount rate was lowered from 6.0% to 5.75% and the expected return on Plan assets was reduced from 7.5% to 7.0%. The decrease in discount rate resulted in an increase of $9.0 million to the accumulated benefit obligation at December 31, 2004, and the decrease in expected return on Plan assets resulted in a $0.6 million increase in 2004 net periodic pension cost. Certain other demographic assumptions, relating to mortality, termination of employment and retirement, were changed for 2004 to more closely reflect the Company’s experience and more recently published mortality data. The net effect of these changes was to reduce 2004 net periodic pension cost by $6.2 million.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the Plan’s funded status and amounts recognized in the Company’s financial statements:

	December 31,

	2004	2003

	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$218,427	$142,068
Service cost	45,756	32,250
Interest cost	11,925	9,935
Actuarial (gain) or loss	(19,698)	11,122
Benefits paid	(352)	(1,037)
Change in discount rate	15,738	24,089

Benefit obligation at end of year	$271,796	$218,427

Change in plan assets
Fair value of plan assets at beginning of year	$97,359	$56,597
Actual return on plan assets	13,124	14,744
Employer contribution	46,919	27,055
Benefits paid	(352)	(1,037)

Fair value of plan assets at end of year	$157,050	$97,359

Funded status at end of year	$(114,746)	$(121,068)
Unrecognized net actuarial loss	81,138	95,714
Unrecognized prior service cost	3,708	4,057

Net amount recognized	$(29,900)	$(21,297)

      The accumulated benefit obligation for all defined benefit pension plans was $168 million and $108 million at December 31, 2004 and 2003.
      The following table sets forth the components of net periodic benefit cost:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Service cost	$45,756	$32,250	$16,296
Interest cost	11,925	9,935	5,688
Expected return on plan assets	(7,770)	(4,810)	(3,447)
Amortization of prior service cost	349	349	350
Amortization of unrecognized transition asset	—	—	(12)
Recognized net actuarial loss	5,262	4,169	1,081

Net periodic benefit cost	$55,522	$41,893	$19,956

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average assumptions used in calculating the benefit obligations were as follows:

	December 31,

	2004	2003

Discount rate	5.75%	6.00%
Rate of compensation increase	5.00%	5.00%
      The weighted-average assumptions used in calculating the net periodic benefit costs were as follows:

	2004	2003	2002

Discount rate	6.00%	6.50%	7.25%
Expected long-term return on plan assets	7.00%	7.50%	8.00%
Rate of compensation increase	5.00%	5.00%	4.00%
      Pension expense for the years ended December 31, 2004, 2003 and 2002 was $55.5 million, $41.9 million and $20.0 million, respectively. The Company makes contributions to the Plan in amounts that are deductible in accordance with federal income tax regulations.
      The Company reviews historical rates of return for equity and fixed-income securities, as well as current economic conditions, to determine the expected long-term rate of return on Plan assets. The Plan’s total portfolio is currently estimated to return 7.0% over the long term. The assumed rate of return is based on historical as well as forecasted returns for the asset categories into which the Plan’s assets will be invested, given the targeted asset allocation levels. Consideration is given to diversification and periodic rebalancing of the portfolio based on prevailing market conditions.
      The Company’s Pension Plan weighted-average asset allocations by asset category are as follows:

		Plan Assets
		at
	Target	December 31,
	Allocation
Asset Category	2005	2004	2003

Domestic equity securities	55%-65%	61%	71%
International equity securities	5%-15%	11%	0%
Debt securities	25%-35%	28%	28%
Other	0%-5%	0%	1%

Total		100%	100%

      The Company’s pension trust assets are invested with a long-term focus to achieve a return on investment that is based on levels of liquidity and investment risk that management believes are prudent and reasonable. The investment portfolio contains a diversified blend of equity and fixed-income investments. The equity investments are diversified across U.S. and non-U.S. equities. U.S. equity securities are diversified among growth strategies, as well as small and large capitalization strategies. Equity securities do not include any Company stock. The portfolio’s asset mix is reviewed regularly, and the portfolio is rebalanced based on existing market conditions. Investment risk is measured and monitored on a regular basis through quarterly portfolio reviews, annual liability measurements and periodic asset/liability analyses.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31,	Pension Benefits

(In thousands)
2005	$1,002
2006	1,379
2007	1,892
2008	2,583
2009	3,501
2010-2014	43,169

$53,526

Defined Contribution Plan
      The Company has a defined contribution plan (“401(k) Plan”) covering all full-time employees of the Company who have at least one year of service and are age 21 or older. Participants may contribute up to 16% of pre-tax annual compensation, as defined in the plan agreement. Participants may also contribute, at the discretion of the plan administrator, amounts representing distributions from other qualified defined benefit or contribution plans. The Company makes a discretionary matching contribution equal to 50% of the participant contributions up to a maximum contribution of 6% of the participants’ base compensation, as defined in the plan agreement. The 401(k) Plan is subject to the provisions of ERISA. The Company recorded $27.4 million, $21.0 million, and $14.6 million in expense for matching contributions for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 22 —	Income Taxes
      Components of the provision for income taxes are as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Current taxes:
Federal	$761,318	$982,997	$262,610
State	132,912	136,442	38,309
Foreign	11,881	9,194	1,626

	906,111	1,128,633	302,545

Deferred taxes:
Federal	380,550	289,820	174,421
State	111,638	54,369	24,278

	492,188	344,189	198,699

Provision for income taxes	$1,398,299	$1,472,822	$501,244

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of earnings:

	Years Ended
	December 31,

	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income and franchise taxes, net of federal tax effect	4.2%	3.4%	3.7%
Other	(0.3)%	(0.1)%	(1.4)%

Effective income tax rate	38.9%	38.3%	37.3%

      The components of income taxes payable are as follows:

	December 31,

	2004	2003

	(In thousands)
Taxes currently (receivable) payable	$(105,917)	$124,844
Deferred income taxes payable	2,692,160	2,229,945

	$2,586,243	$2,354,789

      The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,

	2004	2003

	(In thousands)
Deferred income tax assets:
Employee benefits	$168,315	$114,036
Investment in net interest margin fixed-rate notes	101,433	—
Allowance for losses	86,503	65,064
Tax gain on loan sales accounted for as financings under SFAS 140	54,626	—
Other	122,765	109,437

	533,642	288,537

Deferred income tax liabilities:
Mortgage servicing rights	2,722,641	2,190,185
Gain on available-for-sale securities	177,619	68,113
Depreciation and amortization	158,652	91,100
Mortgage guaranty insurance tax and loss bonds	94,444	66,825
Other	72,446	102,259

	3,225,802	2,518,482

Deferred income taxes payable	$2,692,160	$2,229,945

      Foreign pre-tax earnings approximated $44.9 million in 2004, $28.2 million in 2003 and $9.0 million in 2002.
      Earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company is required to provide U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries except to the

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
extent such earnings are indefinitely invested outside the U.S. At December 31, 2004, $66.1 million of accumulated undistributed earnings on non-U.S. subsidiaries was indefinitely invested outside the U.S. It is not practicable at this time to determine the income tax liability that would result upon repatriation of these earnings. No income tax is provided against other comprehensive income for the translation adjustments for such unremitted earnings of a subsidiary that are indefinitely invested outside of the U.S.
      The Company may elect to repatriate qualifying earnings under the American Jobs Creation Act (the “AJCA”) which was signed into law on October 22, 2004. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company expects to complete an evaluation of the effects of repatriation under the AJCA in 2005. The range of possible amounts of undistributed earnings at December 31, 2004 that may be repatriated in 2005 under this provision is between $0 and $35.0 million. The related potential range of income tax is between $0 and $1.9 million.
Note 23 — Regulatory and Agency Capital Requirements
      In connection with the acquisition of Treasury Bank (the “Bank”), the Company became a bank holding company. Both the Company and the Bank are subject to regulatory capital requirements imposed by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is also subject to U.S. Department of Housing and Urban Development, Fannie Mae, Freddie Mac and Government National Mortgage Association (“Ginnie Mae”) net worth requirements, which are lower than those of the Federal Reserve.
      Regulatory capital is assessed for adequacy by three measures: Tier 1 Leverage Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital. Tier 1 Leverage Capital includes common shareholders’ equity, preferred stock and capital securities that meet certain guidelines detailed in the capital regulations, less goodwill, the portion of MSRs not includable in regulatory capital (MSRs includable in regulatory capital is limited to the lesser of the carrying value of MSRs, 100% of Tier 1 capital, or 90% of the fair value of the MSRs, net of associated deferred taxes) and other adjustments. Tier 1 Leverage Capital is measured with respect to average assets during the quarter. The Company and the Bank are required to have a Tier 1 Leverage Capital ratio of 4.0% to be considered adequately capitalized and 5.0% to be considered well capitalized.
      The Tier 1 Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. The Company and the Bank are required to have a Tier 1 Risk-Based Capital ratio of 4.0% to be considered adequately capitalized and 6.0% to be considered well capitalized.
      Total Risk-Based Capital includes preferred stock and capital securities excluded from Tier 1 Capital, mandatory convertible debt, and subordinated debt that meets certain regulatory criteria. The Total Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. The Company and the Bank are required to have a Total Risk-Based Capital ratio of 8.0% to be considered adequately capitalized and 10.0% to be considered well capitalized.
      The Bank is subject to federal and state laws limiting the payment of dividends. Under the Federal Deposit Insurance Act (FDIA), an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. The OCC also generally prohibits the declaration of a dividend out of the capital and surplus of a bank. The amount of dividends that the Bank may distribute in a calendar year without OCC approval is limited to the sum of Bank’s net income for the calendar year-to date plus the net income of the preceding two years, all reduced by the dividends declared in the period. For 2005, the Bank can declare dividends totaling $463.8 million plus its net profits for 2005 up to the date of dividend declaration.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004 and 2003, CFC and the Bank’s regulatory capital ratios and amounts, and minimum required capital ratios for the Company and the Bank to maintain a “well capitalized” status were as follows:

	December 31, 2004

		Countrywide Financial Corporation		Treasury Bank
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	7.9%	$10,332,383	7.8%	$2,924,780
Risk-Based Capital:
Tier 1	6.0%	11.1%	$10,332,383	11.8%	$2,939,144
Total	10.0%	11.7%	$10,928,223	12.0%	$2,988,116

	December 31, 2003

		Countrywide Financial Corporation		Treasury Bank
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	8.3%	$8,082,963	8.6%	$1,494,646
Risk-Based Capital:
Tier 1	6.0%	12.8%	$8,082,963	12.8%	$1,516,018
Total	10.0%	13.7%	$8,609,996	12.9%	$1,528,297

(1)	Minimum required to qualify as “well capitalized.”
      The Company and CHL are required to maintain specified levels of shareholders’ equity to remain a seller/servicer in good standing by Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Department of Housing and Urban Development. Such equity requirements generally are tied to the size of CHL’s servicing portfolio. At December 31, 2004, the Company and CHL’s equity requirements for these agencies ranged up to $820 million. The Company had agency capital of $10.3 billion and CHL had agency capital ranging from $2.8 billion to $3.6 billion at December 31, 2004.
Note 24 — Segments and Related Information
      The Company has five business segments: Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.
      The Mortgage Banking Segment is comprised of three distinct sectors: Loan Production, Loan Servicing and Loan Closing Services.
      The Loan Production Sector originates prime and nonprime loans through a variety of channels on a national scale. Through the Company’s retail branch network, which consists of the Consumer Markets and Full Spectrum Lending Divisions, the Company sources mortgage loans directly from consumers, as well as through real estate agents and home builders. The Wholesale Lending Division sources mortgage loans primarily from mortgage brokers. The Correspondent Lending Division acquires mortgage loans from other financial institutions. The Loan Servicing Sector includes investments in MSRs and other retained interests, as well as the Company’s loan servicing operations and subservicing for other domestic financial institutions. The Loan Closing Services Sector is comprised of the LandSafe companies, which provide credit reports, appraisals, title reports and flood determinations to the Company’s Loan Production Sector, as well as to third parties.
      The Banking Segment’s operations are comprised primarily of the Bank, and of Countrywide Warehouse Lending. Treasury Bank invests primarily in mortgage loans sourced from the Loan Production Sector.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Insurance Segment activities include Balboa Life and Casualty Group, a national provider of property, life and liability insurance; Balboa Reinsurance Company, a primary mortgage reinsurance company; and Countrywide Insurance Services, Inc., a national insurance agency offering a specialized menu of insurance products directly to consumers.
      The Global Operations Segment includes Global Home Loans Limited, a provider of loan origination processing and loan subservicing in the United Kingdom; UKValuation Limited, a provider of property valuation services in the UK; and Countrywide International Technology Holdings Limited, a licensor of loan origination processing, servicing and residential real estate value assessment technology.
      In general, intercompany transactions are recorded on an arms-length basis. However, the fulfillment fees paid by the Bank to the Production Sector for origination costs incurred on mortgage loans funded by the Bank are determined on an incremental cost basis, which is less than the fees that the Bank would pay to a third party.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Included in the tables below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements:

	Year Ended December 31, 2004

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing			Capital		Global
	Production	Servicing	Services	Total	Banking	Markets	Insurance	Operations	Other	Total	Grand Total

	(In thousands)
Revenues:
External	$5,861,232	$32,063	$222,626	$6,115,921	$837,158	$566,790	$896,850	$228,002	$(78,094)	$2,450,706	$8,566,627
Intersegment	(178,806)	138,744	—	(40,062)	(53,558)	194,648	—	—	(101,028)	40,062	—

Total Revenues	$5,682,426	$170,807	$222,626	$6,075,859	$783,600	$761,438	$896,850	$228,002	$(179,122)	$2,490,768	$8,566,627

Pre-tax Earnings	$2,684,258	$(433,531)	$84,986	$2,335,713	$582,483	$479,115	$160,093	$41,865	$(3,396)	$1,260,160	$3,595,873

Total Assets	$33,590,626	$15,711,444	$59,421	$49,361,491	$44,544,160	$32,235,407	$1,814,723	$296,077	$243,847	$79,134,214	$128,495,705

	Year Ended December 31, 2003

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing			Capital		Global
	Production	Servicing	Services	Total	Banking	Markets	Insurance	Operations	Other	Total	Grand Total

	(In thousands)
Revenues:
External	$6,623,715	$(787,633)	$217,052	$6,053,134	$400,744	$572,466	$831,719	$199,236	$(78,657)	$1,925,508	$7,978,642
Intersegment	(136,255)	69,933	—	(66,322)	3,660	103,537	—	—	(40,875)	66,322	—

Total Revenues	$6,487,460	$(717,700)	$217,052	$5,986,812	$404,404	$676,003	$831,719	$199,236	$(119,532)	$1,991,830	$7,978,642

Pre-tax Earnings	$4,087,866	$(1,233,475)	$97,825	$2,952,216	$287,217	$442,303	$138,774	$25,607	$(345)	$893,556	$3,845,772

Total Assets	$35,643,000	$14,359,000	$63,000	$50,065,000	$21,312,000	$25,627,000	$1,576,000	$199,000	$(801,000)	$47,913,000	$97,978,000

	Year Ended December 31, 2002

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing			Capital		Global
	Production	Servicing	Services	Total	Banking	Markets	Insurance	Operations	Other	Total	Grand Total

	(In thousands)
Revenues:
External	$3,960,247	$(1,052,617)	$159,149	$3,066,779	$133,218	$346,089	$650,423	$114,839	$(19,681)	$1,224,888	$4,291,667
Intersegment	(45,560)	30,890	—	(14,670)	(5,669)	28,343	—	—	(8,004)	14,670	—

Total Revenues	$3,914,687	$(1,021,727)	$159,149	$3,052,109	$127,549	$374,432	$650,423	$114,839	$(27,685)	$1,239,558	$4,291,667

Pre-tax Earnings	$2,394,963	$(1,489,796)	$69,953	$975,120	$83,971	$199,876	$74,625	$5,282	$4,149	$367,903	$1,343,023

Total Assets	$16,541,000	$12,388,000	$62,000	$28,991,000	$7,191,000	$20,329,000	$1,405,000	$135,000	$8,000	$29,068,000	$58,059,000

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 25 — Quarterly Financial Data (Unaudited)
      The following tables reflect summarized, unaudited quarterly data for each quarter in the years ended December 31, 2004 and 2003.

	Three Months Ended

	March 31	June 30	September 30	December 31

	(As restated)(2)	(As restated)(2)	(As restated)(2)

	(Dollars in thousands, except per share data)
Year ended December 31, 2004
Revenues	$1,965,218	$2,474,746	$2,109,503	$2,017,160
Expenses	1,082,535	1,190,270	1,322,326	1,375,623
Provision for income taxes	339,494	497,997	289,106	271,702

Net earnings	$543,189	$786,479	$498,071	$369,835

Earnings per share(1):
Basic	$0.98	$1.41	$0.88	$0.64
Diluted	$0.90	$1.29	$0.81	$0.61

	Three Months Ended

	March 31	June 30	September 30	December 31

		(As restated)(2)	(As restated)(2)

	(Dollars in thousands, except per share data)
Year ended December 31, 2003
Revenues	$1,443,021	$1,442,590	$3,109,095	$1,983,936
Expenses	918,453	1,006,993	1,149,478	1,057,946
Provision for income taxes	198,277	167,675	744,611	362,259

Net earnings	$326,291	$267,922	$1,215,006	$563,731

Earnings per share(1):
Basic	$0.64	$0.51	$2.23	$1.02
Diluted	$0.61	$0.48	$2.12	$0.94

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amount. This is caused by rounding and the averaging effect of the number of share equivalents utilized throughout the year, which changes with the market price of the common stock.

(2)	Throughout 2004 and 2003, Countrywide created certain mortgage-backed securities which were underwritten by a Countrywide affiliate, Countrywide Securities Corporation (“CSC”). Some of these securities contained embedded derivatives designed to protect rated security holders from extreme changes in short-term interest rates and/or to enhance the credit rating of the securities. At the end of each quarter in 2004 and at June 30, 2003, a small amount of these securities had not yet been sold by CSC. The securities held at each quarter and during the year ranged from 0.1% to 2.2% of the principal balance of the related loans securitized. In all cases, the remaining securities were sold shortly after quarter end. Countrywide believed that recording these transactions as sales fully complied with all applicable accounting principles. Subsequently it was determined that all securities that contained embedded derivatives needed to have been completely sold before any portion of the sale could be recognized. In light of this information, the Company revised its recognition of gain on sale accordingly.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This resulted in revised timing of gain on sale recognized during 2004 and the quarters ended June 30, 2003 and September 30, 2003.
      The following table summarizes the change in net earnings from amounts previously reported in the Company’s Quarterly Reports on Form 10-Q or Annual Report on Form 10-K:

Increase (Decrease)
in Net Earnings

(Dollars in
thousands)
Three Months Ended
September 30, 2004	$(84,170)
June 30, 2004	$86,856
March 31, 2004	$(147,783)

December 31, 2003	—
September 30, 2003	$114,939
June 30, 2003	$(114,939)
March 31, 2003	—
Note 26 — Summarized Financial Information
      Summarized financial information for Countrywide Financial Corporation and subsidiaries is as follows:

	December 31, 2004

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$36,937,845	$412,304	$—	$37,350,149
Trading securities	—	318,110	11,484,608	—	11,802,718
Securities purchased under agreement to resell and securities borrowed	—	2,550,127	13,354,254	(2,672,933)	13,231,448
Loans held for investment, net	—	5,430,216	34,230,360	(490)	39,660,086
Investments in other financial instruments	—	2,301,416	7,789,641	—	10,091,057
Mortgage servicing rights, net	—	8,729,929	—	—	8,729,929
Other assets	11,308,342	4,760,640	10,511,055	(18,949,719)	7,630,318

Total assets	$11,308,342	$61,028,283	$77,782,222	$(21,623,142)	$128,495,705

Notes payable	$829,030	$51,532,883	$22,856,613	$(8,604,855)	$66,613,671
Securities sold under agreements to repurchase	—	—	23,137,028	(2,671,905)	20,465,123
Deposit liabilities	—	—	20,013,208	—	20,013,208
Other liabilities	169,236	5,451,663	5,736,987	(264,259)	11,093,627
Equity	10,310,076	4,043,737	6,038,386	(10,082,123)	10,310,076

Total liabilities and equity	$11,308,342	$61,028,283	$77,782,222	$(21,623,142)	$128,495,705

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Statements of Earnings
Revenues	$1,409	$4,696,156	$4,196,984	$(327,922)	$8,566,627
Expenses	18,447	2,980,292	2,299,448	(327,433)	4,970,754
Provision for income taxes	(6,730)	670,266	734,951	(188)	1,398,299
Equity in net earnings of subsidiaries	2,207,882	—	—	(2,207,882)	—

Net earnings	$2,197,574	$1,045,598	$1,162,585	$(2,208,183)	$2,197,574

	December 31, 2003

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Balance Sheets:
Mortgage loans and mortgage- backed securities held for sale	$—	$24,068,487	$35,138	$—	$24,103,625
Trading securities	—	190,331	10,924,380	—	11,114,711
Securities purchased under agreement to resell	—	110,000	21,553,496	(11,315,394)	10,348,102
Loans held for investment, net	—	11,681,056	14,687,531	(532)	26,368,055
Investments in other financial instruments	34,141	2,410,130	10,283,046	34,447	12,761,764
Mortgage servicing rights, net	—	6,863,625	—	—	6,863,625
Other assets	9,410,093	6,646,851	17,819,719	(27,458,872)	6,417,791

Total assets	$9,444,234	$51,970,480	$75,303,310	$(38,740,351)	$97,977,673

Notes payable	$1,266,575	$42,042,516	$16,679,720	$(20,040,350)	$39,948,461
Securities sold under agreements to repurchase	—	1,953,163	41,138,338	(11,078,089)	32,013,412
Deposit liabilities	—	—	9,327,671	—	9,327,671
Other liabilities	92,943	4,677,617	4,203,633	(370,780)	8,603,413
Equity	8,084,716	3,297,184	3,953,948	(7,251,132)	8,084,716

Total liabilities and equity	$9,444,234	$51,970,480	$75,303,310	$(38,740,351)	$97,977,673

	Year Ended December 31, 2003

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Statements of Earnings:
Revenues	$13,510	$4,801,387	$3,373,872	$(210,127)	$7,978,642
Expenses	9,871	2,551,644	1,782,076	(210,721)	4,132,870
Provision for income taxes	1,401	866,151	605,098	172	1,472,822
Equity in net earnings of subsidiaries	2,370,712	—	—	(2,370,712)	—

Net earnings	$2,372,950	$1,383,592	$986,698	$(2,370,290)	$2,372,950

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 27 — Loan Servicing
      The following table sets forth certain information regarding the Company’s servicing portfolio of single-family mortgage loans, including loans and securities held for sale, loans held for investment and loans subserviced for others:

	Years Ended December 31,

	2004	2003

	(In millions)
Beginning owned portfolio	$630,451	$441,267
Add: Loan production	363,006	434,864
Purchased MSRs	40,723	6,944
Less: Runoff(1)	(212,705)	(252,624)

Ending owned portfolio	821,475	630,451
Subservicing portfolio	16,847	14,404

Total servicing portfolio	$838,322	$644,855

MSR portfolio	$758,975	$581,964
Mortgage loans owned	62,500	48,487
Subservicing portfolio	16,847	14,404

Total servicing portfolio	$838,322	$644,855

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

	(Dollar amounts
	in millions)
Composition of owned portfolio at period end:
Conventional mortgage	$639,148	$512,889
FHA-insured mortgage	39,618	43,281
VA-guaranteed mortgage	13,048	13,775
Nonprime mortgage	84,608	36,332
Prime home equity	45,053	24,174

Total owned portfolio	$821,475	$630,451

Delinquent mortgage loans(2):
30 days	2.35%	2.35%
60 days	0.70%	0.72%
90 days or more	0.78%	0.84%

Total delinquent mortgage loans	3.83%	3.91%

Loans pending foreclosure(2)	0.42%	0.43%

Delinquent mortgage loans(2):
Conventional	2.24%	2.21%
Government	13.14%	13.29%
Nonprime mortgage	11.29%	12.46%
Prime home equity	0.79%	0.73%
Total delinquent mortgage loans	3.83%	3.91%

Loans pending foreclosure(2):
Conventional	0.20%	0.21%
Government	1.21%	1.20%
Nonprime mortgage	1.74%	2.30%
Prime home equity	0.03%	0.02%
Total loans pending foreclosure	0.42%	0.43%

(1)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).

(2)	Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their non-performing status.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Properties securing the mortgage loans in the Company’s servicing portfolio are geographically disbursed. The following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for states with more than 5% of the servicing portfolio (as measured by unpaid principal balance) at December 31, 2004:

	Unpaid Principal	% Total
State	Balance	Balance

	(In millions)
California	$238,335	28%
Florida	47,918	6%
Texas	39,955	5%
All other states	512,114	61%

Total	$838,322	100%

Servicing Compensation
      As compensation for performance of servicing functions under its various loan servicing contracts, the Company is paid a monthly service fee that is generally expressed as a percentage of the current unpaid principal balance of the underlying loans. The loan servicing contracts generally specify a base service fee of between 0.25% and 0.50% per annum. With regard to its servicing contracts with Fannie Mae, Freddie Mac and Ginnie Mae, the Company can effectively retain a larger net service fee principally through its methods of securitization. In general, the larger the net servicing fee retained, the smaller the net cash proceeds received upon securitization. Therefore, the decision to retain net service fees above the contractual minimum amounts is based on the Company’s assessment of the underlying economics. As of December 31, 2004, the weighted-average service fee, net of applicable guarantee fees, of the Company’s portfolio of loans serviced for others was 0.34% per annum.
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
      As part of its loan servicing responsibilities, the Company is required to advance funds to cover delinquent scheduled principal and interest payments to security holders, as well as to cover delinquent tax and insurance payments to maintain the status of the loans. The Company had $1.4 billion of such advances outstanding at December 31, 2004 included in other assets. Generally, servicing advances are recoverable from either the mortgagor, the insurer of the loan, or the investor through the non-recourse provision of the loan servicing contract. These advances are recorded on the balance sheet at realizable value.

Borrower and Investor Custodial Accounts
      The Company holds, as custodian, funds collected from borrowers whose loans it services. These funds include loan payments pending remittance to investors and funds collected from borrowers to ensure timely payment of hazard and primary mortgage insurance and property taxes related to the properties securing the loans. These funds are not owned by the Company. As of December 2004 and 2003, the Company managed $20.6 billion and $14.4 billion of borrower and investor custodian cash accounts. These accounts are not

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
included in the Company’s consolidated balance sheets except for $7.9 billion and $5.9 billion of the borrower and investor custodial accounts placed as deposits in Treasury Bank that are included in Bank deposit liabilities.
Note 28 — Credit Losses Related to Securitized Loans
      Substantially all of the mortgage loans produced by the Company are sold into the secondary mortgage market, primarily in the form of securities, and to a lesser extent as whole loans. While the Company generally sells prime mortgage loans on a non-recourse basis, either in the form of securities or whole loans, it has potential liability under the representations and warranties made to purchasers and insurers of the loans or securities. In the event of a breach of such representations and warranties, the Company may be required to either repurchase the subject mortgage loans or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the mortgage loans.

Securitization
      As described below, the degree to which credit risk on the underlying loans is transferred through the securitization process depends on the structure of the securitization. Prime mortgage loans generally are securitized on a non-recourse basis, while prime home equity and nonprime mortgage loans generally are securitized with limited recourse for credit losses.

Conforming Conventional Loans
      Conforming conventional loans are generally pooled into mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac. A small portion of these loans also has been sold to the Federal Home Loan Bank through its Mortgage Partnership Finance Program. Subject to certain representations and warranties on the part of the Company, substantially all conventional loans securitized through Fannie Mae or Freddie Mac are sold on a non-recourse basis. Accordingly, credit losses are generally absorbed by Fannie Mae and Freddie Mac and not the Company. The Company pays guarantee fees to Fannie Mae and Freddie Mac on loans it securitizes through these agencies, which compensates the agencies for their assumption of credit risk.

FHA-Insured and VA-Guaranteed Loans
      FHA-insured and VA-guaranteed mortgage loans are generally pooled into mortgage-backed securities guaranteed by Ginnie Mae. A small portion of these loans has been sold to the Federal Home Loan Bank through its Mortgage Partnership Finance Program. The Company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA. Fees charged by the FHA and VA for assuming such risks are paid by the mortgagors. The Company is exposed to credit losses on defaulted VA loans to the extent that the partial guarantee provided by the VA is inadequate to cover the total credit losses incurred. The Company pays guarantee fees to Ginnie Mae for Ginnie Mae’s guarantee on its securities of timely payment of principal and interest. Ginnie Mae does not assume mortgage credit risk associated with the loans securitized under its program.

Non-conforming Conventional Loans
      Non-conforming conventional prime mortgage loans are generally pooled into “private-label” (non-agency) mortgage-backed securities. Such securitizations involve some form of credit enhancement, such as senior/ subordinated structures, over collateralization or mortgage pool insurance. Securitizations that involve senior/ subordinated structures contain securities that assume varying levels of credit risk. Holders of subordinated securities are compensated for the credit risk assumed through a higher yield. The Company generally sells the subordinated securities created in connection with these securitizations and thereby

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transfers the related credit loss exposure, other than as described above with respect to representations and warranties made when loans are securitized.

Prime Home Equity Loans
      Prime home equity loans are generally pooled into private-label asset-backed securities. These securities generally are credit-enhanced through over-collateralization and guarantees provided by a third-party surety. In such securitizations, the Company is subject to limited recourse for credit losses through retention of a residual interest.

Nonprime Mortgage Loans
      Nonprime mortgage loans generally are pooled into private-label asset-backed securities. The Company generally securitizes these loans with limited recourse for credit losses through the retention of a residual interest. Such limited recourse securitizations may contain mortgage pool insurance as the primary form of credit enhancement, coupled with a limited corporate guarantee provided by Countrywide and/or a retained residual interest. When mortgage pool insurance is used, the associated premiums are paid directly by the Company. We also have pooled a portion of our nonprime mortgage loans into securities guaranteed by Fannie Mae. In such cases, the Company has paid Fannie Mae a guarantee fee in exchange for Fannie Mae assuming the credit risk of the underlying loans.
      The Company’s exposure to credit losses related to its limited recourse securitization activities is limited to the carrying value of its subordinated interests and to the contractual limit of reimbursable losses under its corporate guarantees less the recorded liability for such guarantees. These amounts at December 31, 2004, are as follows:

December 31,
2004

(In thousands)
Subordinated Interests:
Prime home equity residual securities	$809,152
Nonprime residual securities	425,621
Prime home equity transferors’ interests	273,639
Nonconforming residual securities	32,017
Subordinated mortgage-backed pass-through securities	2,306

$1,542,735

Corporate guarantees in excess of recorded liabilities	$419,264

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The carrying value of the residual securities is net of expected future credit losses. The total credit losses incurred by the Company on securitized loans for the years ended December 31, 2004 and 2003, are summarized as follows:

	Years Ended
	December 31,

	2004	2003

	(In thousands)
Nonprime securitizations with retained residual interest	$43,021	$36,699
Repurchased or indemnified loans	42,063	35,426
Prime home equity securitizations with retained residual interest	29,370	15,196
Nonprime securitizations with corporate guarantee	20,039	40,891
Prime home equity securitizations with corporate guarantee	6,930	2,763
VA losses in excess of VA guarantee	1,658	2,824

	$143,081	$133,799

Note 29 — Commitments and Contingencies

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

Commitments to Buy or Sell Mortgage-Backed Securities and Other Derivatives Contracts
      In connection with its open commitments to buy or sell MBS and other derivative contracts, the Company may be required to maintain margin deposits. With respect to the MBS commitments, these requirements are generally greatest during periods of rapidly declining interest rates. With respect to other derivative contracts, margin requirements are generally greatest during periods of increasing interest rates. The total such margin deposits placed by the Company at December 31, 2004, was $99.8 million.

Lease Commitments
      The Company leases office facilities under operating lease agreements extending through January 14, 2015. Future minimum annual rental commitments under these non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Lease
Year Ending December 31,	Commitments

(In thousands)
2005	$114,856
2006	101,208
2007	81,657
2008	59,240
2009	34,543
Thereafter	34,722

$426,226

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rent expense was $160.7 million, $109.7 million and $80.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Restrictions on Transfers of Funds
      The Company and certain of its subsidiaries are subject to regulatory and credit agreement restrictions which limit their ability to transfer funds to the Company through intercompany loans, advances or dividends. Pursuant to revolving credit facilities existing at December 31, 2004, the Company and CHL are required to maintain minimum consolidated net worth of $5.6 billion and $1.8 billion, respectively.

FHLB and FRB Stock
      The Bank is required to purchase stock in the Federal Reserve Bank (FRB) at an amount equal to 6% of its capital, one-half of which must be paid currently with the balance due upon demand. The Bank is also a member of the Federal Home Loan Bank (FHLB) and, therefore, is required to purchase FHLB stock in an amount equal to the lesser of 1% of the Bank’s real estate loans that are secured by residential properties, or 4.5% of total advances for the year ended December 31, 2004. For the year ended December 31, 2003, the amount of FHLB stock required was equal to the lesser of 1% of the Bank’s real estate loans that are secured by residential properties, or 5.0% of total advances. The Company records its FRB and FHLB stock at cost and evaluates it periodically for impairment.

Mortgage Reinsurance
      Countrywide has entered into mortgage reinsurance agreements with several primary mortgage insurance companies. Under these agreements, the Company is obligated to absorb mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a cap, in exchange for a portion of the pools’ mortgage insurance premiums. Approximately $71.9 billion of the servicing portfolio is covered by such mortgage reinsurance agreements. Management believes it has adequate valuation allowances in place to cover anticipated losses.

Securities Underwriting
      In connection with the Company’s underwriting activities, the Company had commitments to purchase and sell new issues of securities aggregating $666.7 million at December 31, 2004.
Note 30 — Loan Commitments
      As of December 31, 2004 and 2003, the Company had undisbursed home equity lines of credit commitments of $5.4 billion and $4.8 billion, respectively, as well as undisbursed construction loan commitments of $936.9 million and $509.0 million, respectively. As of December 31, 2004, outstanding commitments to fund mortgage loans in process totaled $29.8 billion.
Note 31 — Subsequent Events
      On February 2, 2005, the Company announced that its Board of Directors declared a dividend of $0.14 per common share payable March 3, 2005, to shareholders of record on February 14, 2005.
      A special purpose entity formed for the purpose of issuing asset-backed commercial paper, in the form of secured liquidity notes for the purpose of financing mortgage loan inventory began issuing secured liquidity notes in January, 2005. The program’s capacity, based on aggregate commitments from underlying credit enhancers, was $9.9 billion at January 31, 2005.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COUNTRYWIDE FINANCIAL CORPORATION
BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands)
ASSETS
Cash	$99	$39
Intercompany receivables from non-bank subsidiaries	975,406	1,938,982
Intercompany receivable from bank subsidiary	19,147	8,312
Investment in non-bank subsidiaries	7,170,879	5,872,342
Investment in bank subsidiary	2,907,304	1,489,226
Equipment and leasehold improvements	133	121
Other assets	235,374	135,212

Total assets	$11,308,342	$9,444,234

LIABILITIES
Note payable	$593,116	$515,198
Intercompany payable	235,914	751,377
Accounts payable and accrued liabilities	169,236	92,943

Total liabilities	998,266	1,359,518

SHAREHOLDERS’ EQUITY
Common stock	29,085	27,674
Additional paid-in capital	2,570,402	2,289,082
Accumulated other comprehensive income	118,943	164,526
Retained earnings	7,591,646	5,603,434

Total shareholders’ equity	10,310,076	8,084,716

Total liabilities and shareholders’ equity	$11,308,342	$9,444,234

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)
COUNTRYWIDE FINANCIAL CORPORATION
STATEMENTS OF EARNINGS

	Years Ended December 31,

	2004	2003	2002

		(As restated)(1)	(As restated)(1)
	(In thousands)
Revenues
Interest income	$53,191	$24,574	$13,236
Interest expense	53,234	11,064	12,274

Net interest (expense) income	(43)	13,510	962
Other income	1,452	—	—

Total revenues	1,409	13,510	962
Expenses	18,447	9,871	15,674

(Loss) earnings before income tax (benefit) provision, dividends from subsidiaries and equity in undistributed net earnings of subsidiaries	(17,038)	3,639	(14,712)
Income tax (benefit) provision	(6,730)	1,401	(5,517)

(Loss) earnings before dividends from subsidiaries and equity in undistributed net earnings of subsidiaries	(10,308)	2,238	(9,195)
Equity in undistributed net earnings of non-bank subsidiaries	1,342,617	1,344,651	223,739
Equity in undistributed net earnings of bank subsidiary	309,770	129,111	30,622
Dividends from subsidiaries	555,495	896,950	596,613

Net earnings	$2,197,574	$2,372,950	$841,779

(1)	Income, net of tax, in the amount of $37.0 million and $8.3 million in 2003 and 2002, respectively, previously reported as other income has been determined to be attributable to a subsidiary. Accordingly, the 2003 and 2002 amounts have been restated to reflect this income as equity in net earnings of subsidiaries. The recharacterization of such income had no impact on the consolidated results of operations of the Company.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)
COUNTRYWIDE FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net earnings	$2,197,574	$2,372,950	$841,779
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Equity in undistributed net earnings of non-bank subsidiaries	(1,342,617)	(1,344,651)	(223,739)
Equity in undistributed net earnings of bank subsidiary	(309,770)	(129,111)	(30,622)
401(k) contributions	27,391	21,015	14,628
Depreciation and amortization	36	31	(8)
Decrease (increase) in other financial instruments	—	77,403	(28,004)
(Increase) decrease in other receivables and other assets	(14,901)	90,210	107,316
Increase in accounts payable and accrued liabilities	76,293	15,046	20,049

Net cash provided by operating activities	634,006	1,102,893	701,399

Cash flows from investing activities:
Net change in non-bank intercompany receivables and payables	448,065	(685,441)	(97,319)
Net change in bank intercompany receivables and payables	(10,835)	(7,259)	(1,053)
Net change in investment in non-bank subsidiaries	(505,920)	(859,119)	(644,396)
Net change in investment in bank subsidiary	(558,308)	(20,032)	(21,456)

Net cash used by investing activities	(626,998)	(1,571,851)	(764,224)

Cash flows from financing activities:
Increase in long-term debt	85,853	5,114	5,062
Issuance of common stock	116,561	544,236	113,859
Cash dividends paid	(209,362)	(80,376)	(56,106)

Net cash (used) provided by financing activities	(6,948)	468,974	62,815

Net change in cash	60	16	(10)
Cash at beginning of year	39	23	33

Cash at end of year	$99	$39	$23

Supplemental cash flow information:
Cash used to pay interest	$9,256	$9,269	$1,241
Non-cash operating, investing and financing activities:
Unrealized (loss) gain on available-for-sale securities, net of tax	$(45,583)	$(22,273)	$137,332
Receipt of dividends in the form of loans from non-bank subsidiary	$550,000	$700,000	$499,913
Contribution of loans to bank subsidiary	$(550,000)	$(700,000)	$(499,913)
Issuance of common stock for conversion of convertible debt	$7,935	$—	$—
Tax effect of interest on conversion of convertible debt	$37,787	$—	$—

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)
STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net earnings	$2,197,574	$2,372,950	$841,779
Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains on available-for-sale securities, net of reclassification adjustment	(88,277)	(53,634)	140,200
Net unrealized gains (losses) from cash flow hedging instruments	29,101	16,088	(9,654)
Foreign currency translation adjustments	13,593	15,273	6,786

Other comprehensive (loss) income, net of tax	(45,583)	(22,273)	137,332

Comprehensive income	$2,151,991	$2,350,677	$979,111

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period

	(In thousands)
Year ended December 31, 2004
Allowance for loan losses	$78,449	$71,775	$—	$25,178	$125,046
Allowance for uncollectible servicing advances	44,847	48,553	—	64,941	28,459
Allowance for trade and other receivables	6,971	10,851	—	8,313	9,509
Recourse liability	151,659	53,889	—	29,847	175,701

	$281,926	$185,068	$—	$128,279	$338,715

Year ended December 31, 2003
Allowance for loan losses	$42,049	$48,107	$—	$11,707	$78,449
Allowance for uncollectible servicing advances	56,258	26,467	—	37,878	44,847
Allowance for trade and other receivables	6,287	12,710	—	12,026	6,971
Recourse liability	124,717	70,317	—	43,375	151,659

	$229,311	$157,601	$—	$104,986	$281,926

Year ended December 31, 2002
Allowance for loan losses	$31,866	$25,260	$—	$15,077	$42,049
Allowance for uncollectible servicing advances	48,082	36,584	—	28,408	56,258
Allowance for trade and other receivables	3,888	6,592	—	4,193	6,287
Recourse liability	104,656	32,017	—	11,956	124,717

	$188,492	$100,453	$—	$59,634	$229,311

(1)	Actual losses charged against the valuation allowance, net of recoveries and reclassification.

EXHIBIT LIST

Exhibit
No.		Description

†10	.9	First Amendment to Second Restated Employment Agreement, dated as of January 1, 2004, by and between the Company and David Sambol.
†10	.27	Fourth Amendment to the Company’s Stock Option Financing Plan, as amended and restated, dated July 23, 2004.
†10	.61	First Amendment to 2000 Equity Incentive Plan of the Company, as amended and restated on June 16, 2004.
†10	.94	Amended and Restated Company ERISA Nonqualified Pension Plan, Master Plan Document, effective as of December 31, 2004.
12.1		Computation of the Ratio of Earnings to Fixed Charges.
21		List of subsidiaries.
23		Consent of KPMG LLP.
23.1		Consent of Grant Thornton LLP.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

†	Constitutes a management contract or compensatory plan or arrangement.