Form 10-Q/A
period 2004-03-31
COUNTRYWIDE FINANCIAL CORP
filed 2005-04-25
CIK 25191

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

EXPLANATORY NOTE
      Countrywide Financial Corporation (the “Company”) is filing this Form 10-Q/A to restate certain information in the Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the “Form 10-Q”). This restatement, which the Company announced on February 22, 2005, is a result of the Company’s determination to revise the timing for recognition of gains from certain securitizations that occurred during 2003 and 2004 and to reconsolidate mortgage loans held for sale and asset-backed secured financings in SPEs that temporarily do not meet the conditions as QSPEs under SFAS 140. See Note 2 — “Restatement of Consolidated Financial Statements” for additional information regarding this restatement and a summary of the impact of this restatement on the Company’s financial statements. Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the restated financial numbers. Item 4 — Controls and Procedures has also been amended. The Form 10-Q has not been amended in any other respect except for certain minor conforming changes.
      The financial statements and related financial information for the affected periods contained in our prior Quarterly Report on Form 10-Q for the period ended March 31, 2004 should no longer be relied upon.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	As Restated
	(Unaudited)
	(Dollar amounts in thousands,
	except share data)
A S S E T S
Cash	$1,202,391	$633,467
Mortgage loans and mortgage-backed securities held for sale	30,193,806	24,103,625
Trading securities owned, at market value	11,491,721	6,806,368
Trading securities pledged as collateral, at market value	1,301,510	4,118,012
Securities purchased under agreements to resell	12,756,767	10,348,102
Loans held for investment, net	29,940,700	26,368,055
Investments in other financial instruments	10,907,643	12,952,095
Mortgage servicing rights, net	6,369,646	6,863,625
Property, equipment and leasehold improvements, net	849,877	755,276
Other assets	5,733,391	5,029,048

Total assets	$110,747,452	$97,977,673

Borrower and investor custodial accounts	$19,422,075	$14,426,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$51,461,652	$39,948,461
Securities sold under agreements to repurchase	28,158,527	32,013,412
Deposit liabilities	12,225,440	9,327,671
Accounts payable and accrued liabilities	7,765,896	6,248,624
Income taxes payable	2,497,714	2,354,789

Total liabilities	102,109,229	89,892,957

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock — authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock — authorized, 500,000,000 shares of $0.05 par value; issued and outstanding, 278,833,972 shares and 276,735,890 shares at March 31, 2004 and December 31, 2003, respectively	13,942	13,837
Additional paid-in capital	2,369,013	2,302,919
Accumulated other comprehensive income	149,439	164,526
Retained earnings	6,105,829	5,603,434

Total shareholders’ equity	8,638,223	8,084,716

Total liabilities and shareholders’ equity	$110,747,452	$97,977,673

Borrower and investor custodial accounts	$19,422,075	$14,426,868

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarter Ended March 31,

	2004	2003

	As Restated
	(Dollar amounts in thousands,
	except per share data)
Revenues
Gain on sale of loans and securities	$1,117,390	$1,352,570

Interest income	1,049,750	642,122
Interest expense	(529,928)	(414,129)

Net interest income	519,822	227,993

Loan servicing fees and other income from retained interests	756,781	603,259
Amortization of mortgage servicing rights	(413,682)	(362,500)
Impairment of retained interests	(995,645)	(662,413)
Servicing hedge gains	672,796	6,361

Net loan servicing fees and other income from retained interests	20,250	(415,293)

Net insurance premiums earned	195,383	171,136
Commissions and other income	120,781	114,218

Total revenues	1,973,626	1,450,624

Expenses
Compensation expenses	678,943	578,367
Occupancy and other office expenses	167,871	127,542
Insurance claim expenses	84,675	88,098
Other operating expenses	159,454	132,049

Total expenses	1,090,943	926,056

Earnings before income taxes	882,683	524,568
Provision for income taxes	339,494	198,277

NET EARNINGS	$543,189	$326,291

Earnings per share
Basic	$1.95	$1.28
Diluted	$1.75	$1.22
The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY
For the Quarter Ended March 31, 2004
(Unaudited)

				Accumulated
			Additional	Other
	Number	Common	Paid-in-	Comprehensive	Retained
	of Shares	Stock	Capital	Income	Earnings	Total

	(Dollar amounts in thousands, except share data)
Balance at December 31, 2003	184,490,593	$9,225	$2,307,531	$164,526	$5,603,434	$8,084,716
Cash dividends paid — $0.22 per common share	—	—	—	—	(40,794)	(40,794)
Stock options exercised	1,093,103	54	28,533	—	—	28,587
Tax benefit of stock options exercised	—	—	22,050	—	—	22,050
Contribution of common stock to 401(k) Plan	81,258	4	6,161	—	—	6,165
Issuance of common stock	234,336	12	9,385	—	—	9,397
3-for-2 stock split	92,934,682	4,647	(4,647)	—	—	—
Other comprehensive income, net of tax	—	—	—	(15,087)	—	(15,087)
Net earnings for the period, as restated	—	—	—	—	543,189	543,189

Balance at March 31, 2004, as restated	278,833,972	$13,942	$2,369,013	$149,439	$6,105,829	$8,638,223

The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,

	2004	2003

	As Restated
	(Dollar amounts in thousands)
Cash flows from operating activities:
Net earnings	$543,189	$326,291
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Gain on sale of available-for-sale securities	(132,599)	(7,530)
Accretion of discount of available-for-sale securities	(82,665)	(92,109)
Amortization and impairment of retained interests	1,409,327	1,024,913
Contribution of common stock to 401(k) Plan	6,165	5,092
Depreciation and other amortization	34,604	25,862
Deferred income taxes payable	175,081	99,777
Origination and purchase of loans held-for-sale	(67,079,000)	(100,669,029)
Sale and principal repayments of loans held-for-sale	67,583,650	88,310,099

Decrease (increase) in mortgage loans and mortgage-backed securities held for sale	504,650	(12,358,930)
(Increase) decrease in investments in other financial instruments	(445,894)	395,704
Increase in trading securities	(1,868,851)	(536,437)
(Increase) decrease in securities purchased under agreements to resell	(2,408,665)	816,367
(Increase) decrease in other assets	(732,248)	788,876
Increase in accounts payable and accrued liabilities	1,517,272	2,174,895

Net cash used by operating activities	(1,480,634)	(7,337,229)

Cash flows from investing activities:
Additions to loans held for investment	(3,572,645)	(1,704,418)
Additions to available-for-sales securities	(2,619,963)	(4,404,843)
Proceeds from sales and repayments of available-for-sale securities	5,119,681	1,398,095
Additions to mortgage servicing rights	(877,972)	(1,260,177)
Proceeds from sale of securitized interest-only strips	144,584	311,768
Purchase of property, equipment and leasehold improvements, net	(120,262)	(70,554)

Net cash used by investing activities	(1,926,577)	(5,730,129)

Cash flows from financing activities:
Net increase in short-term borrowings	1,197,604	1,490,613
Net (decrease) increase in securities sold under agreement to repurchase	(3,854,885)	7,904,856
Issuance of long-term debt	3,155,000	995,543
Repayment of long-term debt	(1,066,543)	(1,274,000)
Increase in long-term FHLB advances	1,650,000	1,100,000
Net increase in deposit liabilities	2,897,769	2,525,382
Issuance of common stock	37,984	116,217
Payment of dividends	(40,794)	(16,004)

Net cash provided by financing activities	3,976,135	12,842,607

Net increase (decrease) in cash	568,924	(224,751)
Cash at beginning of period	633,467	613,280

Cash at end of period	$1,202,391	$388,529

Supplemental cash flow information:
Cash used to pay interest	$365,135	$343,639
Cash used to pay income taxes	$171,740	$97,302
Non-cash investing and financing activities:
Unrealized (loss) gain on available-for-sale securities, net of tax	$(15,087)	$67,708
Contribution of common stock to 401(k) plan	$6,165	$5,092
Securitization of interest-only strips	$56,039	$333,993
Increase in Mortgage Loans Held in SPEs and asset-backed secured financings	$6,594,831	—
The accompanying notes are an integral part of these statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,

	2004	2003

	As Restated
	(Dollar amounts in
	thousands)
Net earnings	$543,189	$326,291
Other comprehensive income, net of tax:
Unrealized (losses) gains on available for sale securities:
Unrealized holding gains arising during the period, before tax	11,091	75,354
Income tax expense	(4,508)	(28,410)

Unrealized holding gains arising during the period, net of tax	6,583	46,944
Less: reclassification adjustment for (gains) losses included in net earnings, before tax	(36,511)	33,330
Income tax expense (benefit)	14,841	(12,566)

Reclassification adjustment for (gains) losses included in net earnings, net of tax	(21,670)	20,764

Other comprehensive (loss) income	(15,087)	67,708

Comprehensive income	$528,102	$393,999

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
      As more fully discussed in Note 12 — “Notes Payable”, the Company adopted an amendment to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”) during the current period. The effect of the FASB’s amendment of FIN 46R on the Company is to require that Countrywide no longer include certain subsidiary trusts in its consolidated reporting group. The effect of this change is that the Company now excludes the trust-preferred securities issued by the subsidiary trusts from its consolidated balance sheets and includes the junior subordinated debentures issued by CHL and the Company to the trusts in Notes Payable.
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
Note 2 — Restatement of Consolidated Financial Statements
      Throughout 2004 and 2003, Countrywide created certain mortgage-backed securities which were underwritten by a broker-dealer subsidiary of Countrywide, Countrywide Securities Corporation (“CSC”). Some of these securities contained embedded derivatives designed to protect rated security holders from extreme changes in short-term interest rates and/or to enhance the credit rating of the securities. At the end of each quarter in 2004 and at June 30, 2003, a small amount of these securities had not yet been sold by CSC. In all cases, the remaining securities were sold shortly after quarter end. Countrywide believed that recording these transactions as sales fully complied with all applicable accounting principles. Subsequently it was determined that all securities that contained embedded derivatives needed to have been completely sold before any portion of the sale could be recognized. In light of this information, the Company revised its recognition of gain on sale accordingly.
      The restatement resulted in the Company reversing the gain on sale recorded initially at the time of securitization and recording the related loans and liabilities on its books. In addition, the residual interests created at the time of securitization were also eliminated.
      In addition, CSC may reacquire beneficial interests previously sold to outside third parties in the Company’s securitization transactions. In the event that such securities include protection by a derivative financial instrument held by a special purpose entity (“SPE”), that SPE no longer meets the conditions as a qualifying special purpose entity (“QSPE”) under SFAS 140. As a result, mortgage loans held for sale and asset-backed secured financings are included on the Company’s consolidated balance sheets for the period of time such securities are held by CSC. The reconsolidation of the assets and liabilities does not result in any change in the income statement. See Note 4 — “Mortgage Loans Held for Sale” and Note 12 — “Notes Payable — Asset-Backed Secured Financings.”

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)
      As a result of the items discussed above, the balance sheet as of March 31, 2004, the consolidated statements of earnings and consolidated statements of other comprehensive income for the three months ended March 31, 2004 and the consolidated statements of cash flow for the three months ended March 31, 2004 have been restated.
      A summary of the impact of the restatement on net earnings is as follows:

Three Months Ended
March 31, 2004

(In thousands)
Net earnings, as previously reported	$690,972
Restatement for revised timing of recognition of gain on sale	(147,783)

$543,189

      Note 3 — “Earnings Per share,” Note 4 — “Mortgage Loans Held for Sale,” Note 5 — “Mortgage Servicing Rights,” Note 9 — “Investments in Other Financial Instruments,” Note 10 — “Other Assets,” Note 12 — “Notes Payable,” Note 15 — “Segments and Related Information,” Note 16 — “Regulatory and Agency Capital Requirements and Related Information” and Note 19 — “Summarized Financial Information” have been amended for the impact of the restatement.
      The following table presents the items included on the consolidated balance sheet as of March 31, 2004 that were affected by the restatement.

	March 31, 2004

		As Previously
	As Restated	Reported

Mortgage loans and mortgage-backed securities held for sale	$30,193,806	$19,352,092
Investments in other financial instruments	10,907,643	11,267,090
Mortgage servicing rights, net	6,369,646	6,406,491
Other assets	5,733,391	5,708,145
Total assets	110,747,452	100,276,784
Notes payable	51,461,652	40,695,571
Accounts payable and accrued liabilities	7,765,896	7,820,032
Income taxes payable	2,497,714	2,591,208
Total liabilities	102,109,229	91,490,778
Retained earnings	6,105,829	6,253,612
Total shareholders’ equity	8,638,223	8,786,006
Total liabilities and shareholders’ equity	110,747,452	100,276,784

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)
      The following table presents the items included on the consolidated statements of earnings and consolidated statements of comprehensive income for the three months ended March 31, 2004 that were affected by the restatement.

	Three Months Ended
	March 31, 2004

		As Previously
	As Restated	Reported

Gain on sale of loans and securities	$1,117,390	$1,358,667
Total revenues	1,973,626	2,214,903
Earnings before income taxes	882,683	1,123,960
Provision for income taxes	339,494	432,988
Net Earnings	543,189	690,972
Comprehensive income	528,102	675,885
Earnings per share:
Basic	$1.95	$2.49
Diluted	$1.75	$2.22
      The following table presents the items included on the consolidated statements of cash flow for the three months ended March 31, 2004 that are affected by the restatement.

	Three Months Ended
	March 31, 2004

		As Previously
	As Restated	Reported

Net earnings	$543,189	$690,972
Deferred income taxes payable	175,081	268,575
Sales and principal repayments for loans held for sale	67,583,650	71,830,533
Decrease (increase) in mortgage loans and mortgage-backed securities held for sale	504,650	4,751,533
Increase in other assets	(732,248)	(707,002)
Increase in accounts payable and accrued liabilities	1,517,272	1,571,408
Net cash provided (used) by operating activities	(1,480,634)	3,086,908
Additions to available-for-sale securities	(2,619,963)	(2,979,410)
Additions to mortgage servicing rights	(877,972)	(914,817)
Net cash used by investing activities	(1,926,577)	(2,322,869)
Net (decrease) increase in short-term borrowings	1,197,604	(2,973,646)
Net cash provided (used) by financing activities	3,976,135	(195,115)
Increase in Mortgage Loans Held in SPEs and asset-backed secured financings	6,594,831	—

Subsequent Adjustment to Number of Common Shares and Earnings Per Share Amounts
      In August 2004, the Company completed a 2-for-1 stock split, effected as a stock dividend. In addition, in the fourth quarter of 2004 the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8 (“EITF 04-08”), which required the Company to include the assumed conversion of its convertible debentures in diluted earnings per share.
      These events occurred subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004. Therefore, except for the table below, all references in the accompanying consolidated balance sheets, consolidated statements of earnings and notes to consolidated financial state-

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)
ments to the number of common shares and earnings per share amounts have not been restated to reflect these stock splits and the implementation of EITF 04-08. The following table presents earnings per share and number of common shares restated for the effect of the stock splits and implementation of EITF 04-08.

	Three Months Ended
	March 31,

	2004	2003

	(Share amounts in
	thousands)
Earnings per share:(1)
Basic	$0.98	$0.64
Diluted	$0.90	$0.61
Shares:(1)
Basic	555,968	511,006
Diluted	606,627	535,287

(1)	Adjusted to reflect subsequent stock dividend and implementation of EITF 04-08, which required the Company to include the assumed conversion of its convertible debentures in earnings per share.

Note 3 —	Earnings Per Share
      Basic earnings per share is determined using net earnings divided by the weighted-average shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average shares outstanding, assuming all potential dilutive common shares were issued.
      As more fully discussed in Note 12 — “Notes Payable”, the Company has outstanding debentures convertible into common stock of the Company upon the stock reaching certain specified levels, or if the credit ratings of the debentures drops below investment grade. At March 31, 2004, the conditions providing the holders of the debentures the right to convert their securities to shares of common stock during the quarter ending June 30, 2004, had been met as a result of the Company’s stock price attaining a specified level. Therefore, the effect of conversion of the debentures was included in the Company’s calculation of diluted earnings per share for the quarter ended March 31, 2004. For the quarter ended March 31, 2003, the conditions providing the holders of the debentures the right to convert their securities had not been met and the effect of conversion of the securities was not included in the computation of diluted EPS.
      The following table summarizes the basic and diluted earnings per share calculations for the quarters ended March 31, 2004 and 2003:

	Quarter Ended March 31,

	2004			2003

			Per-Share			Per-Share
	Net Earnings	Shares	Amount	Net Earnings	Shares	Amount

	(Amounts in thousands, except per share data)
Net earnings	$543,189			$326,291

Basic EPS
Net earnings	$543,189	277,984	$1.95	$326,291	255,503	$1.28
Effect of convertible debentures	791	15,619		—	—
Effect of dilutive stock options	—	17,761		—	11,520

Diluted EPS
Net earnings available to common shareholders	$543,980	311,364	$1.75	$326,291	267,023	$1.22

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

	(Dollar amounts in
	thousands except per
	share data)
Net Earnings
As reported	$543,189	$326,291
Deduct: Stock option-based employee compensation, net of taxes	4,716	4,938

Pro forma	$538,473	$321,353

Basic Earnings Per Share
As reported	$1.95	$1.28
Pro forma	$1.94	$1.26
Diluted Earnings Per Share
As reported	$1.75	$1.22
Pro forma	$1.73	$1.20
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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

Note 4 —	Mortgage Loans Held for Sale
      CSC may reacquire beneficial interests previously sold to outside third parties in the Company’s securitization transactions. In the event that such securities include protection by a derivative financial instrument held by an SPE, that SPE no longer meets the conditions as a QSPE under SFAS 140. As a result, mortgage loans held for sale and asset-backed secured financings are included on the Company’s consolidated balance sheets for the period of time such securities are held by CSC. The assets and liabilities are initially recorded at fair value. Once the securities that include protection by a derivative financial instrument are sold, typically in less than 90 days, the conditions necessary for QSPE status under SFAS 140 are again met and the related assets and liabilities are removed from the Company’s consolidated balance sheet. See Note 12 — “Notes Payable — Asset-Backed Secured Financings.”
      Mortgage loans held for sale includes mortgage loans originated or purchased for resale together with mortgage loans held in SPEs used in the Company’s securitization transactions, net of related retained interests which temporarily do not meet the conditions necessary for QSPE status under SFAS 140 (“Mortgage Loans held in SPEs”).
      Mortgage Loans Held in SPEs used in the Company’s securitization transactions are initially recorded at fair value upon reconsolidation.
      Mortgage loans held for sale include the following:

	March 31, 2004	December 31, 2003

	(In thousands)
Mortgage loans originated or purchased for resale	$23,598,975	$24,103,625
Mortgage Loans Held in SPEs	6,594,831	—

	$30,193,806	$24,103,625

      At March 31, 2004, the Company had pledged $4.2 billion of mortgage loans originated or purchased for resale and $6.6 billion of Mortgage Loans Held in SPEs as collateral for asset-backed secured financings and had pledged $9.2 billion in mortgage loans originated or purchased for resale as collateral for asset-backed commercial paper.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

Note 5 —	Mortgage Servicing Rights
      The activity in Mortgage Servicing Rights (“MSRs”) for the quarter ended March 31, 2004 and 2003 is as follows:

	Quarter Ended March 31,

	2004	2003

	(Dollar amounts in thousands)
Mortgage Servicing Rights
Balance at beginning of period	$8,065,174	$7,420,946
Additions	877,972	1,260,177
Securitization of MSRs	(56,039)	(333,993)
Amortization	(413,682)	(362,500)
Application of valuation allowance to write down permanently impaired MSRs	(360,774)	(654,734)

Balance before valuation allowance at end of period	8,112,651	7,329,896

Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	(1,201,549)	(2,036,013)
Additions	(902,230)	(602,942)
Application of valuation allowance to write down permanently impaired MSRs	360,774	654,734

Balance at end of period	(1,743,005)	(1,984,221)

Mortgage Servicing Rights, net	$6,369,646	$5,345,675

      The estimated fair value of mortgage servicing rights was $6.4 billion and $5.3 billion as of March 31, 2004 and 2003, respectively.
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

Note 6 — Trading Securities
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
Note 7 — Securities Purchased Under Agreements to Resell
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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)
Note 8 — Loans Held for Investment and Allowance for Loan Losses
      Loans held for investment as of March 31, 2004 and December 31, 2003 include the following:

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
      Changes in the allowance for the loan losses were as follows:

	Quarter Ended
	March 31,

	2004	2003

	(Dollar amounts
	in thousands)
Balance, beginning of the period	$78,449	$42,049
Provision for loan losses	20,779	7,603
Charge-offs	(16,290)	(20,537)
Recoveries	10,116	14,856

Balance, end of the period	$93,054	$43,971

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

Note 9 –	Investments in Other Financial Instruments
      Investments in other financial instruments at March 31, 2004 and December 31, 2003 include the following:

	March 31, 2004	December 31, 2003

	(Dollar amounts in thousands)
Home equity AAA asset-backed senior securities	$3,814,056	$4,622,810
Interest-only securities held for trading	179,789	105,481
Servicing hedge instruments:
Derivative instruments	1,173,605	642,019
U.S. Treasury securities	—	1,148,922

Total servicing hedge instruments	1,173,605	1,790,941
Debt hedge instruments:
Interest rate and foreign currency swaps	157,194	165,891
Other interests retained in securitization:
Subprime residual securities	536,600	370,912
Prime home equity residual securities	300,832	320,663
Subprime AAA interest-only securities	248,421	310,020
Prime home equity line of credit transferor’s interest	205,367	236,109
Nonconforming interest-only and principal-only securities	129,061	130,300
Prepayment bonds	52,424	84,850
Prime home equity interest-only securities	28,183	33,309
Other	22,800	56,592

Total other interests retained in securitization	1,523,688	1,542,755
Insurance and banking segments investment portfolios:
Mortgage-backed securities	3,753,901	4,440,676
U.S. Treasury securities and obligations of U.S. Government- sponsored enterprises	305,344	283,453
Other	66	88

Total insurance and banking segments investment portfolios	4,059,311	4,724,217

Investments in other financial instruments	$10,907,643	$12,952,095

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)
      Amortized cost and fair value of available-for-sale securities at March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Dollar amounts in thousands)
Home equity AAA asset-backed senior securities	$3,700,325	$113,731	$—	$3,814,056
Other interests retained in securitization	1,443,473	80,935	(720)	1,523,688
Mortgage-backed securities	3,730,851	32,552	(9,502)	3,753,901
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	298,668	22,031	(15,355)	305,344
Other	65	1	—	66

	$9,173,382	$249,250	$(25,577)	$9,397,055

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Dollar amounts in thousands)
Home equity AAA asset-backed senior securities	$4,445,574	$177,236	$—	$4,622,810
Other interests retained in securitization	1,441,270	102,798	(1,313)	1,542,755
Mortgage-backed securities	4,476,600	38,869	(74,793)	4,440,676
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	1,433,436	41,542	(42,603)	1,432,375
Other	86	2	—	88

	$11,796,966	$360,447	$(118,709)	$12,038,704

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)
Note 10 — Other Assets
      Other assets as of March 31, 2004 and December 31, 2003 include the following:

	March 31, 2004	December 31, 2003

	(Dollar amounts in thousands)
Receivable from custodial accounts	$970,846	$595,671
Reimbursable servicing advances	842,963	1,031,835
Securities broker-dealer receivables	741,181	742,139
Investments in Federal Reserve Bank and Federal Home Loan Bank stock	480,110	394,110
Securities borrowed	461,783	—
Capitalized software, net	251,573	235,713
Interest receivable	259,255	242,669
Federal funds sold	225,000	100,000
Prepaid expenses	204,328	204,570
Restricted cash	177,977	281,477
Fair value of unsettled MBS forwards	156,232	173,382
Derivative margin accounts	135,595	285,583
Cash surrender value of assets held in trust for deferred compensation plan	116,025	115,491
Receivables from sale of securities	76,024	105,325
Other assets	634,499	521,083

	$5,733,391	$5,029,048

      At March 31, 2004, the Company had pledged $2.3 billion of other assets to secure repurchase agreements, of which the counterparty has the right to sell or re-pledge $1.9 billion.
Note 11 — Securities Sold Under Agreements to Repurchase
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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

Note 12 —	Notes Payable
      Notes payable as of March 31, 2004 and December 31, 2003 consist of the following:

	March 31, 2004	December 31, 2003

	(Dollar amounts in thousands)
Medium-term notes, various series:
Fixed-rate	$14,455,010	$12,724,998
Floating-rate	6,286,583	3,848,023

	20,741,593	16,573,021
Asset-backed commercial paper	9,552,284	9,699,053
Federal Home Loan Bank advances	8,675,000	6,875,000
Asset-backed secured financings	10,766,081	—
Junior subordinated debentures	1,027,913	1,027,880
Convertible debentures	516,425	515,198
Unsecured commercial paper	150,059	4,819,382
Secured notes payable	29,187	29,259
Unsecured notes payable	3,110	409,668

	$51,461,652	$39,948,461

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
Asset-Backed Secured Financings
      The Company has recorded certain securitization transactions as secured borrowings as of March 31, 2004 because they do not qualify for sales treatment under SFAS 140 at that date. These secured borrowings amounted to $4.2 billion at March 31, 2004. The Company had pledged $4.2 billion of mortgage loans held for sale to secure such borrowings.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)
      In addition, CSC may reacquire beneficial interests previously sold to outside third parties in the Company’s securitization transactions. In the event that such securities include protection by a derivative financial instrument held by an SPE, that SPE no longer meets the conditions as a QSPE under SFAS 140. As a result, the mortgage loans held for sale and asset-backed secured financings are included on the Company’s consolidated balance sheets and are initially recorded at fair value. Once the securities that include protection by a derivative financial instrument are sold, typically in less than 90 days, the conditions necessary for QSPE status under SFAS 140 are again met and the related assets and liabilities are removed from the Company’s consolidated balance sheet. At March 31, 2004, such asset-backed secured financings in the amount of $6.6 billion had been recorded because some of the related beneficial interests that included protection by a derivative financial instrument had been reacquired. The Company had pledged the related $6.6 billion of mortgage loans held for sale to secure such borrowings.
Asset-Backed Commercial Paper
      In April 2003, the Company formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of short-term Secured Liquidity Notes (“SLNs”) to finance certain of its Mortgage Loan Inventory. The special purpose entity issues short-term notes with maturities of up to 180 days, extendable to 300 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. The SLN program’s capacity, based on aggregate commitments from underlying credit enhancers, was $18.2 billion at March 31, 2004. The Company has pledged $9.2 billion in Mortgage Loan Inventory to secure the asset-backed commercial paper. For the quarter ended March 31, 2004, the average borrowings under this facility totaled $11.9 billion, and the weighted average interest rate of the commercial paper was 1.10%. At March 31, 2004, the average interest rate of the commercial paper outstanding was 1.11%.
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
Note 13 — Deposits
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

Note 14 — Derivative Instruments and Risk Management Activities
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
      In addition, the Company enters into interest rate swap contracts which enable it to convert a portion of its floating-rate, long-term debt to fixed-rate, long-term debt and to convert a portion of its foreign currency-

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)
denominated, fixed-rate, long-term debt to U.S. dollar fixed-rate debt. These transactions are designed as “cash flow” hedges. For the quarter ended March 31, 2004 and 2003, the Company recognized pre-tax losses of $0.03 million and $0.1 million, respectively, representing the ineffective portion of such cash flow hedges. As of March 31, 2004, deferred net gains or losses on derivative instruments included in other comprehensive income that are expected to be reclassified as earnings during the next 12 months are not material.
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

Note 15 —	Segments and Related Information
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
      Included in the tables below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements:

	For the Quarter Ended March 31, 2004

	Mortgage Banking				Other Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(Dollars are in thousands)
Revenues
External	$1,366,918	$(39,829)	$49,380	$1,376,469	$179,392	$151,703	$222,465	$57,812	$(14,215)	$597,157	$1,973,626
Intersegment	(46,052)	22,520	—	(23,532)	44,004	(2,365)	—	—	(18,107)	23,532	—

Total Revenues	$1,320,866	$(17,309)	$49,380	$1,352,937	$223,396	$149,338	$222,465	$57,812	$(32,322)	$620,689	$1,973,626

Segment Earnings (pre-tax)	$700,610	$(158,219)	$18,532	$560,923	$153,151	$105,608	$51,995	$11,731	$(725)	$321,760	$882,683

Segment Assets	$39,528,000	$12,878,000	$75,000	$52,481,000	$29,818,000	$26,438,000	$1,657,000	$217,000	$136,000	$58,266,000	$110,747,000

	For the Quarter Ended March 31, 2003

	Mortgage Banking				Other Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(Dollars are in thousands)
Revenues
External	$1,417,497	$(437,700)	$51,650	$1,031,447	$131,599	$65,838	$193,798	$46,045	$(18,103)	$419,177	$1,450,624
Intersegment	(38,607)	11,028	—	(27,579)	31,030	4,543	—	—	(7,994)	27,579	—

Total Revenues	$1,378,890	$(426,672)	$51,650	$1,003,868	$162,629	$70,381	$193,798	$46,045	$(26,097)	$446,756	$1,450,624

Segment Earnings (pre-tax)	$882,300	$(554,032)	$25,983	$354,251	$96,112	$43,333	$24,758	$5,796	$318	$170,317	$524,568

Segment Assets	$31,362,370	$10,760,273	$71,850	$42,194,493	$18,585,504	$11,208,306	$1,473,828	$161,844	$14,831	$31,444,313	$73,638,806

Note 16 —	Regulatory and Agency Capital Requirements
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
      The following table presents the actual capital ratios and amounts, and minimum required capital ratios for the Company to maintain a “well-capitalized” status by the Board of Governors of the Federal Reserve System at March 31, 2004 and at December 31, 2003:

		March 31, 2004		December 31, 2003
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

		(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	7.9%	$8,738,099	8.3%	$8,082,963
Risk-Based Capital
Tier 1	6.0%	12.3%	$8,738,099	12.8%	$8,082,963
Total	10.0%	13.1%	$9,286,529	13.7%	$8,609,996

(1)	Minimum required to qualify as “well-capitalized.”

Note 17 —	Legal Proceedings
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

Note 18 —	Subsequent Events
      On April 20, 2004, the Company’s Board of Directors declared a dividend of $0.15 per common share, payable June 1, 2004 to shareholders of record on May 13, 2004.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

Note 19 —	Summarized Financial Information
      Summarized financial information for Countrywide Financial Corporation and subsidiaries is as follows:

	March 31, 2004

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(Dollar amounts in thousands)
Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$30,151,944	$41,862	$—	$30,193,806
Mortgage servicing rights, net	—	6,369,646	—	—	6,369,646
Trading securities	—	—	12,793,231	—	12,793,231
Securities purchased under agreements to resell	—	1,965,313	19,719,600	(8,928,146)	12,756,767
Loans held for investment, net	—	10,976,589	18,964,583	(472)	29,940,700
Investments in other financial instruments	—	2,004,389	8,903,254	—	10,907,643
Other assets	10,028,680	4,299,892	16,148,506	(22,691,419)	7,785,659

Total assets	$10,028,680	$55,767,773	$76,571,036	$(31,620,037)	$110,747,452

Indebtedness	$1,267,801	$46,319,945	$18,335,626	$(14,461,720)	$51,461,652
Deposit liabilities	—	—	12,225,440	—	12,225,440
Other liabilities	122,656	6,122,310	41,245,140	(9,067,969)	38,422,137
Equity	8,638,223	3,325,518	4,764,830	(8,090,348)	8,638,223

Total liabilities and equity	$10,028,680	$55,767,773	$76,571,036	$(31,620,037)	$110,747,452

	Quarter Ended March 31, 2004

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(Dollar amounts in thousands)
Statements of Earnings:
Revenues	$3,415	$884,584	$1,143,120	$(57,493)	$1,973,626
Expenses	3,196	628,072	516,696	(57,021)	1,090,943
Provision for income taxes	85	100,903	238,688	(182)	339,494
Equity in net earnings of subsidiaries	543,055	—	—	(543,055)	—

Net earnings	$543,189	$155,609	$387,736	$(543,345)	$543,189

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

	December 31, 2003

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(Dollar amounts in thousands)
Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$24,068,487	$35,138	$—	$24,103,625
Mortgage servicing rights, net	—	6,863,625	—	—	6,863,625
Trading securities	—	—	10,924,380	—	10,924,380
Securities purchased under agreements to resell	—	110,000	21,553,496	(11,315,394)	10,348,102
Loans held for investment, net	—	11,681,056	14,687,531	(532)	26,368,055
Investment in other financial instruments	34,141	2,600,461	10,283,046	34,447	12,952,095
Other assets	9,410,093	6,646,851	17,819,719	(27,458,872)	6,417,791

Total assets	$9,444,234	$51,970,480	$75,303,310	$(38,740,351)	$97,977,673

Indebtedness	$1,266,575	$42,042,516	$16,679,720	$(20,040,350)	$39,948,461
Deposit liabilities	—	—	9,327,671	—	9,327,671
Other liabilities	92,943	6,630,780	45,341,971	(11,448,869)	40,616,825
Equity	8,084,716	3,297,184	3,953,948	(7,251,132)	8,084,716

Total liabilities and equity	$9,444,234	$51,970,480	$75,303,310	$(38,740,351)	$97,977,673

	Quarter Ended March 31, 2003

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(Dollar amounts in thousands)
Statements of Earnings:
Revenues	$9,708	$740,993	$744,472	$(44,549)	$1,450,624
Expenses	1,914	557,133	411,298	(44,289)	926,056
Provision for income taxes	2,962	69,867	125,547	(99)	198,277
Equity in net earnings of subsidiaries	321,459	—	—	(321,459)	—

Net earnings	$326,291	$113,993	$207,627	$(321,620)	$326,291

Note 20 —	Recently Issued Accounting Standards
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
      As described in the “Explanatory Note” introduction to the Form 10-Q/A, this Form 10-Q/A is being filed to restate the Company’s results to record gains in the proper periods and to reconsolidate mortgage loans held for sale and asset-backed secured financings in SPEs that temporarily do not meet the conditions as QSPEs under SFAS 140. All references in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations to the restated amounts have been adjusted accordingly.
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
      Total U.S. residential mortgage loan originations were approximately $585 billion in the quarter ended March 31, 2004, a decrease of approximately $290 billion, or 33%, from the year-ago period (Source: Inside Mortgage Finance). During this same time period our production volume decreased 26%. In spite of the decline in production in the quarter ended March 31, 2004 from the year-ago quarter, the pre-tax earnings in our Mortgage Banking segment increased 58%. This was primarily the result of a reduction in net MSR impairment in the servicing sector partially offset by a decline in the profitability of our Loan Production and closing services sectors. Earnings from our related businesses also increased. As a result, our net earnings reached $543.2 million in the quarter ended March 31, 2004, an increase of $216.9 million, or 66%, from the year-ago period.
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
      Our diluted earnings per share for the quarter ended March 31, 2004 was $1.75, a 43% increase over diluted earnings per share for the quarter ended March 31, 2003. Net earnings were $543.2 million, a 66% increase from the quarter ended March 31, 2003. This earnings performance was driven primarily by significantly reduced losses from our MSRs partially offset by a decline in the profitability of our Loan Production sector.
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
      The decreased demand for mortgages resulted in lower production volumes in the quarter ended March 31, 2004. Increased sales of high-margin subprime and home equity loans bolstered the Loan Production sector margin and enabled us to realize pre-tax earnings of $700.6 million for the quarter, a decrease of $181.7 million from the year-ago period.

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
      These sectors combined to produce pre-tax earnings of $560.9 million in the Mortgage Banking Segment for the quarter ended March 31, 2004, an increase of 58% from the quarter ended March 31, 2003.
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
Operating Segment Results
      Pre-tax earnings by segment are summarized below:

	Quarter Ended March 31,

	2004	2003

	(Dollar amounts
	in thousands)
Mortgage Banking:
Production	$700,610	$882,300
Servicing	(158,219)	(554,032)
Loan Closing Services	18,532	25,983

Total Mortgage Banking	560,923	354,251

Other Businesses:
Capital Markets	153,151	96,112
Banking	105,608	43,333
Insurance	51,995	24,758
Global Operations	11,731	5,796
Other	(725)	318

Total Other Businesses	321,760	170,317

Pre-tax earnings	$882,683	$524,568

      Mortgage loan production by segment and product is summarized below:

	Quarter Ended
	March 31,

	2004	2003

	(Dollar amounts
	in millions)
Segment:
Mortgage Banking	$67,484	$96,595
Capital Markets’ conduit acquisitions	3,324	4,074
Treasury Bank	5,396	1,734

	$76,204	$102,403

Product:
Prime	$64,023	$95,598
Prime Home Equity	5,289	3,482
Subprime	6,892	3,323

	$76,204	$102,403

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
      The pre-tax earnings of the Loan Production Sector are summarized below:

	Quarter Ended March 31,

	2004		2003

		Percent of Loan		Percent of Loan
	Dollars	Production Volume	Dollars	Production Volume

	(Dollar amounts in thousands)
Revenues	$1,320,866	1.96%	$1,378,890	1.43%
Expenses:
Operating expenses	521,158	0.77%	416,224	0.43%
Allocated corporate expenses	99,098	0.15%	80,366	0.09%

Total expenses	620,256	0.92%	496,590	0.52%

Pre-tax earnings	$700,610	1.04%	$882,300	0.91%

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
      Revenues decreased over the year ago period due to decreased sales and margins of Prime Mortgage Loans. Sales were $59.6 billion in the current quarter compared to $79.4 billion in the year-ago quarter. The associated decrease in revenues was approximately $618.7 million. Offsetting the decrease in prime mortgage loans was an increase in revenues of subprime and home equity loans of $344.5 million as a result of increased sales of these products.
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
Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities
      Gain on sale of loans and securities is summarized below for the quarters ended March 31, 2004 and 2003:

	Quarter Ended March 31,

	2004			2003

		Gain on Sale			Gain on Sale

			As percentage			As percentage
	Loans Sold	Amount	of Loans Sold	Loans Sold	Dollars	of Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$59,600,127	$549,865	0.92%	$79,435,852	$1,168,539	1.47%
Subprime Mortgage Loans	5,385,460	291,945	5.42%	1,186,965	61,505	5.18%
Prime Home Equity Loans	2,757,498	115,104	4.17%	39,128	1,042	2.66%

Production Sector	67,743,085	956,914	1.41%	80,661,945	1,231,086	1.53%
Reperforming loans	1,474,137	81,950	5.56%	1,050,981	66,247	6.30%

	$69,217,222	1,038,864		$81,712,926	1,297,333

Capital Markets:
Trading securities		(23,584)			(5,491)
Conduit activities		96,750			53,624

		73,166			48,133
Other		5,360			7,104

		$1,117,390			$1,352,570

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

March 31, 2004

(Dollar amounts
in thousands)
Subordinated Interests:
Prime home equity residual securities	$300,832
Subprime residual securities	536,600
Prime home equity transferors’ interests	205,367

$1,042,799

Corporate guarantees in excess of recorded reserves	$156,048

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

Mortgage Loans Held for Sale
      At March 31, 2004, mortgage loans held for sale amounted to $30.2 billion. While the loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

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

      At March 31, 2004 and December 31, 2003, our regulatory capital ratios were as follows:

		March 31, 2004		December 31, 2003
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	7.9%	$8,738,099	8.3%	$8,082,963
Risk-Based Capital
Tier 1	6.0%	12.3%	$8,738,099	12.8%	$8,082,963
Total	10.0%	13.1%	$9,286,529	13.7%	$8,609,996

(1)	Minimum required to qualify as “well-capitalized.”

Cash Flow
      Cash flow used by operating activities was $1.5 billion for the three months ended March 31, 2004 compared to $7.3 billion for the three months ended March 31, 2003. The increase in cash flow from operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to a $12.9 billion net decrease in cash used to fund Mortgage Loan Inventory, partially offset by a net increase in cash used to fund broker-dealer activity.
      Net cash used by investing activities was $1.9 billion for the three months ended March 31, 2004, compared to $5.7 billion for the three months ended March 31, 2003. The decrease in net cash used in investing activities was primarily attributable to a $5.5 billion decrease in cash used to fund available-for-sale securities, offset by a $1.9 billion increase in cash used to fund loans held for investment.
      Net cash provided by financing activities for the three months ended March 31, 2004 totaled $4.0 billion, compared to $12.8 billion for the three months ended March 31, 2003. The decrease in cash provided by financing activities was comprised of a $12.1 billion net decrease in short-term (primarily secured) borrowings, offset by a $2.9 billion net increase in long-term debt.
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
      Our prime mortgage loans generally are securitized on a non-recourse basis, while prime home equity and subprime mortgage loans generally are securitized with limited recourse for credit losses. During the three months ended March 31, 2004, we securitized $8.7 billion subprime and home equity loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk.”
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

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(Dollar amounts in thousands)
Obligations:
Notes payable	$17,516,895	$11,684,162	$6,414,609	$6,143,643	$41,759,309
Time deposits	$669,487	$1,707,887	$1,527,161	$541,566	$4,446,101
Operating leases	$71,344	$162,122	$99,083	$51,861	$384,410
Purchase obligations	$148,525	$36,792	$6,528	$4,846	$196,691
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
      In response to this Item, the information set forth on pages 48 to 49 of this Form 10-Q is incorporated herein by reference.

Item 4.	Controls and Procedures
      We have conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer had previously concluded that our disclosure controls and procedures were effective in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities during the period in which this quarterly report on Form 10-Q was being prepared. However, during our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, we identified a material weakness in the Company’s internal control over financial reporting, which is described below. Solely because of this material weakness, the Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were ineffective in ensuring that material information relating to the Company, including our consolidated subsidiaries, was made known to the Chief Executive Officer and Chief Financial Officer by others within those entities during the period for which this quarterly report on Form 10-Q/ A was being prepared.
      There was no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and this assessment identified the following material weakness in the Company’s internal control over financial reporting:
      The Company’s internal controls intended to ensure the proper accounting treatment of certain securitization transactions were not properly designed. Specifically, these controls were intended to facilitate the proper sale accounting treatment pursuant to the provisions of Statement of Financial Accounting Standards No. 140, “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). These internal controls were not designed to address all relevant provisions of SFAS 140, specifically those relating to derivatives and retained interests that require evaluation when concluding on the propriety of sale accounting treatment for a securitization transaction. As a result of these ineffectively designed controls, the Company recorded certain gains on the sales of mortgage loans in improper periods during 2004 and 2003. As described in the “Explanatory Note” introduction to this Form 10-Q/ A, this Form  10-Q/ A is being filed to restate the Company’s results to record such gains in the proper periods and to make certain conforming changes.

Remediation Efforts Related to the Material Weakness in Internal Control over Financial Reporting
      The Company created certain mortgage-backed securities containing embedded derivatives which were underwritten by a subsidiary of the Company. At the end of each quarter in 2004 and at the end of the second quarter in 2003, a small amount of these securities had not yet been sold, but in all cases the remaining securities were sold shortly after quarter end. The securities held at each quarter end ranged from 0.1 percent to 2.2 percent of the principal balance of the related loans securitized. Such unsold securities containing embedded derivatives needed to be sold prior to the Company recording any gain on sale. These securities were not identified by the existing internal controls and resulted in the Company having to revise the timing of the gain on sale for such transactions, and ultimately, the identification of a material weakness in internal control over financial reporting. This has been remediated in 2005 by implementing the following:

1) Accounting policies relating to new or modified activities were reviewed prior to March 31, 2005, the end of the first quarter in which such policies were effective. The Company will continue this process in future periods.

2) Each securitization transaction during the quarter ended March 31, 2005 has been reviewed as it occurred to identify whether it involved securities containing embedded derivatives, and, to the extent a transaction contained embedded derivatives, a plan was developed for the disposition of such securities or the securitization was not accounted for as a sale. The Company will continue this process in future periods.

3) Procedures have been implemented to identify any such securities containing embedded derivatives that are held at each quarter end and to the extent such securities exist, procedures have been designed to ensure proper accounting related to gain on sale or reconsolidation of assets previously sold. The Company will continue to follow these procedures in future periods.

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

Countrywide Financial Corporation
(Registrant)

Date: April 25, 2005	/s/ Stanford L. Kurland ------------------------------------------------ Stanford L. Kurland President and Chief Operating Officer

Date: April 25, 2005	/s/ Eric P. Sieracki ------------------------------------------------ Eric P. Sieracki Executive Managing Director and Chief Financial Officer