Form 10-Q
period 2005-03-31
COUNTRYWIDE FINANCIAL CORP
filed 2005-05-09
CIK 25191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2005

Common Stock $.05 par value	587,689,073

COUNTRYWIDE FINANCIAL CORPORATION
FORM 10-Q
March 31, 2005

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash	$766,049	$753,417
Mortgage loans and mortgage-backed securities held for sale	29,935,131	37,350,149
Trading securities owned, at market value	8,743,946	10,558,387
Trading securities pledged as collateral, at market value	824,030	1,303,007
Securities purchased under agreements to resell and securities borrowed	21,083,634	13,231,448
Loans held for investment, net	47,698,472	39,660,086
Investments in other financial instruments	11,689,423	10,091,057
Mortgage servicing rights, net	9,746,957	8,729,929
Premises and equipment, net	1,093,265	985,350
Other assets	5,452,134	5,832,875

Total assets	$137,033,041	$128,495,705

LIABILITIES
Notes payable	$57,698,487	$66,613,671
Securities sold under agreements to repurchase	30,848,012	20,465,123
Deposit liabilities	25,679,739	20,013,208
Accounts payable and accrued liabilities	8,886,722	8,507,384
Income taxes payable	2,968,034	2,586,243

Total liabilities	126,080,994	118,185,629

Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock — authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock — authorized, 1,000,000,000 shares of $0.05 par value; issued, 586,298,219 shares and 581,706,836 shares at March 31, 2005 and December 31, 2004, respectively; outstanding, 586,211,811 shares and 581,648,881 shares at March 31, 2005 and December 31, 2004, respectively	29,315	29,085
Additional paid-in capital	2,651,297	2,570,402
Accumulated other comprehensive income	72,672	118,943
Retained earnings	8,198,763	7,591,646

Total shareholders’ equity	10,952,047	10,310,076

Total liabilities and shareholders’ equity	$137,033,041	$128,495,705

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Quarters Ended March 31,

	2005	2004

	(In thousands, except per
	share data)
Revenues
Gain on sale of loans and securities	$1,361,788	$1,117,390

Interest income	1,480,781	1,049,750
Interest expense	(995,937)	(517,555)

Net interest income	484,844	532,195
Provision for loan losses	(19,622)	(20,781)

Net interest income after provision for loan losses	465,222	511,414

Loan servicing fees and other income from retained interests	972,358	756,781
Amortization of mortgage servicing rights	(472,187)	(413,682)
Recovery (impairment) of retained interests	315,364	(995,645)
Servicing hedge (losses) gains	(552,292)	672,796

Net loan servicing fees and other income from retained interests	263,243	20,250

Net insurance premiums earned	199,518	195,383
Commissions and other revenue	115,114	120,781

Total revenues	2,404,885	1,965,218

Expenses
Compensation	786,479	680,664
Occupancy and other office	200,271	167,871
Insurance claims	75,935	84,675
Advertising and promotion	55,179	32,137
Other operating	138,024	117,188

Total expenses	1,255,888	1,082,535

Earnings before income taxes	1,148,997	882,683
Provision for income taxes	460,145	339,494

NET EARNINGS	$688,852	$543,189

Earnings per share
Basic	$1.18	$0.98
Diluted	$1.13	$0.90
The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other
	Number	Common	Paid-in-	Comprehensive	Retained
	of Shares	Stock	Capital	Income (Loss)	Earnings	Total

	(In thousands, except share data)
Balance at December 31, 2003	184,479,342	$9,225	$2,307,531	$164,526	$5,603,434	$8,084,716
Comprehensive income:
Net earnings for the period	—	—	—	—	543,189	543,189
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(15,700)	—	(15,700)
Net unrealized losses from cash flow hedging instruments	—	—	—	(3,169)	—	(3,169)
Net change in foreign currency translation adjustment	—	—	—	3,782	—	3,782

Total comprehensive income						528,102
3-for-2 stock split, effected April 12, 2004	92,934,682	4,647	(4,647)	—	—	—
Stock options exercised	1,093,103	54	28,533	—	—	28,587
Tax benefit of stock options exercised	—	—	22,050	—	—	22,050
Issuance of common stock, net of treasury stock	226,531	12	9,385	—	—	9,397
Contribution of common stock to 401(k) Plan	81,258	4	6,161	—	—	6,165
Cash dividends paid — $0.22 per common share (before giving effect to stock splits)	—	—	—	—	(40,794)	(40,794)

Balance at March 31, 2004	278,814,916	$13,942	$2,369,013	$149,439	$6,105,829	$8,638,223

Balance at December 31, 2004	581,648,881	$29,085	$2,570,402	$118,943	$7,591,646	$10,310,076
Comprehensive income:
Net earnings for the period	—	—	—	—	688,852	688,852
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(48,544)	—	(48,544)
Net unrealized gains from cash flow hedging instruments	—	—	—	7,331	—	7,331
Net change in foreign currency translation adjustment	—	—	—	(5,058)	—	(5,058)

Total comprehensive income						642,581
Stock options exercised	2,450,239	123	20,032	—	—	20,155
Tax benefit of stock options exercised	—	—	24,796	—	—	24,796
Issuance of common stock, net of treasury stock	1,192,300	60	27,046	—	—	27,106
Issuance of common stock for conversion of convertible debt	770,268	39	1,566	—	—	1,605
Tax benefit of interest on conversion of convertible debt	—	—	1,938	—	—	1,938
Contribution of common stock to 401(k) Plan	150,123	8	5,517	—	—	5,525
Cash dividends paid — $0.14 per common share	—	—	—	—	(81,735)	(81,735)

Balance at March 31, 2005	586,211,811	$29,315	$2,651,297	$72,672	$8,198,763	$10,952,047

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters Ended March 31,

	2005	2004

	(In thousands)
Cash flows from operating activities:
Net earnings	$688,852	$543,189
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Gain on sale of available-for-sale securities	(5,278)	(132,599)
Accretion of discount on notes payable	280	1,260
Provision for loan losses	19,622	20,781
Accretion of discount on other retained interests	(104,806)	(83,925)
Amortization of mortgage servicing rights	472,187	413,682
(Recovery) impairment of mortgage servicing rights	(452,434)	902,230
Impairment of other retained interests	121,208	63,332
Depreciation and other amortization	40,242	34,604
Provision for deferred income taxes	333,342	71,794
Tax benefit of stock options exercised	24,796	22,050
Loans and mortgage-backed securities held for sale:
Origination and purchase	(83,502,615)	(67,079,000)
Sale and principal repayments	90,917,633	67,583,650

Increase in mortgage loans and mortgage-backed securities held for sale	7,415,018	504,650
Decrease (increase) in trading securities	2,293,418	(1,858,309)
Decrease (increase) in investments in other financial instruments	452,009	(35,908)
Decrease (increase) in other assets	367,482	(251,503)
Increase in accounts payable and accrued liabilities	384,863	1,523,437
Increase in income taxes payable	79,744	81,237

Net cash provided by operating activities	12,130,545	1,820,002

Cash flows from investing activities:
Increase in securities purchased under agreements to resell and securities borrowed	(7,852,186)	(2,870,448)
Additions to loans held for investment, net	(8,058,008)	(3,593,426)
Additions to investments in other financial instruments	(3,471,282)	(3,169,837)
Proceeds from sale and repayment of investments in other financial instruments	1,110,347	5,404,732
Additions to mortgage servicing rights, net	(1,036,781)	(877,972)
Purchase of premises and equipment, net	(134,898)	(120,262)

Net cash used by investing activities	(19,442,808)	(5,227,213)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(9,595,904)	1,197,604
Issuance of long-term debt	3,785,000	4,805,000
Repayment of long-term debt	(2,879,147)	(1,066,543)
Net increase (decrease) in securities sold under agreements to repurchase	10,382,889	(3,854,885)
Net increase in deposit liabilities	5,666,531	2,897,769
Issuance of common stock	47,261	37,984
Payment of dividends	(81,735)	(40,794)

Net cash provided by financing activities	7,324,895	3,976,135

Net increase in cash	12,632	568,924
Cash at beginning of period	753,417	633,467

Cash at end of period	$766,049	$1,202,391

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 —	Basis of Presentation
      The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”) for Countrywide Financial Corporation and its subsidiaries, collectively referred to as the “Company” or “Countrywide.”
      On April 12, 2004, the Company completed a 3-for-2 stock split effected as a stock dividend. On August 30, 2004, the Company completed a 2-for-1 stock split effected as a stock dividend. In the fourth quarter of 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8 (“EITF 04-8”), which required the Company to include the assumed conversion of its convertible debentures in diluted earnings per share. All references in the accompanying consolidated balance sheets, consolidated statements of earnings and notes to consolidated financial statements to the number of common shares and earnings per share amounts have been restated to reflect these stock splits and the implementation of EITF 04-8.
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
      The following table summarizes the basic and diluted earnings per share calculations for the periods indicated:

	Quarters Ended March 31,

	2005			2004

	Net		Per-Share	Net		Per-Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

	(In thousands, except per share data)
Net earnings and basic earnings per share	$688,852	583,201	$1.18	$543,189	555,968	$0.98
Effect of dilutive securities:
Convertible debentures	109	2,531		791	15,137
Dilutive stock options	—	24,944		—	35,522

Diluted earnings and earnings per share	$688,961	610,676	$1.13	$543,980	606,627	$0.90

      During the quarters ended March 31, 2005 and 2004, options to purchase 31,500 shares and 7,500 shares, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock-Based Compensation
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
      As more fully discussed in Note 22 — “Recently Issued Accounting Standards,” the Company will adopt Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) beginning in 2006. As a result of adopting SFAS 123R, the Company will be required to charge to expense the value of employee stock options as well as restricted stock and any other stock-based compensation. Amounts to be charged to earnings include the unamortized grants made prior to the effective date plus the value of any grants awarded after December 31, 2005. Management has not yet determined the effect of implementation of SFAS 123R or whether the Statement will be implemented prospectively or retrospectively.
      Had the estimated fair value of the options granted been included in compensation expense, the Company’s net earnings and earnings per share would have been as follows:

	Quarters Ended
	March 31,

	2005	2004

	(In thousands, except per
	share data)
Net Earnings:
As reported	$688,852	$543,189
Add: Stock-based compensation included in net earnings, net of taxes	1,903	474
Deduct: Stock-based employee compensation, net of taxes	(12,884)	(5,190)

Pro forma	$677,871	$538,473

Basic Earnings Per Share:
As reported	$1.18	$0.98
Pro forma	$1.16	$0.97
Diluted Earnings Per Share:
As reported	$1.13	$0.90
Pro forma	$1.11	$0.89
      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model that has been modified to consider cash dividends to be paid. For purposes of this pro-forma disclosure, the fair value of each option grant is amortized to periodic compensation expense over the options’ vesting period.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The weighted-average assumptions used to value the option grants and the resulting average estimated values were as follows:

	Quarters Ended
	March 31,

	2005	2004

Weighted Average Assumptions:
Dividend yield	1.10%	0.75%
Expected volatility	34.62%	33.00%
Risk-free interest rate	3.80%	3.25%
Expected life (in years)	5.0	4.9
Per-share fair value of options	$11.93	$8.15
Weighted-average exercise price	$36.08	$25.62

Note 3 —	Supplemental Cash Flow Information
      The following table presents supplemental cash flow information:

	Quarters Ended
	March 31,

	2005	2004

	(In thousands)
Cash used to pay interest	$967,020	$517,928
Cash used to pay income taxes	21,267	171,740
Non-cash investing and finance activities:
Securitization of interest-only strips	—	56,039
Unrealized loss on available-for-sale securities, foreign currency translation adjustments and cash flow hedges, net of tax	(46,271)	(15,087)
Net decrease in fair value of interest rate and foreign currency swaps relating to medium-term notes	(223,808)	(18,961)
Contribution of common stock to 401(k) plan	5,525	6,165
Increase in Mortgage Loans Held in SPEs and asset-backed secured financings	—	6,594,831
Issuance of common stock for conversion of convertible debt	1,605	—
Tax effect of interest on conversion of convertible debt	1,938	—

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 4 —	Mortgage Loans Held for Sale
      The Company’s broker-dealer subsidiary may reacquire beneficial interests previously sold to outside third parties in the Company’s securitization transactions. In the event that such securities include protection by a derivative financial instrument held by a special purpose entity (“SPE”), that SPE no longer meets the conditions as a qualifying special purpose entity (“QSPE”) under SFAS 140. As a result, the mortgage loans held for sale and asset-backed secured financings are included on the Company’s consolidated balance sheets and are initially recorded at fair value. Such mortgage loans, net of related retained interests (“Mortgage Loans held in SPEs”) are included with mortgage loans and mortgage-backed securities held for sale on the Company’s consolidated balance sheet. At March 31, 2005, no such Mortgage Loans held in SPEs had been recorded.
      Mortgage loans held for sale include the following:

	March 31,	December 31,
	2005	2004

	(In thousands)
Prime mortgage loans	$20,658,270	$15,561,822
Nonprime mortgage loans	6,833,132	9,878,661
Prime home equity loans	2,229,221	1,046,075
Commercial real estate loans	214,508	300,292

Mortgage loans originated or purchased for resale	29,935,131	26,786,850
Mortgage Loans Held in SPEs	—	10,563,299

	$29,935,131	$37,350,149

      At March 31, 2005, the Company had pledged $2.4 billion of mortgage loans originated or purchased for resale as collateral for asset-backed secured financings, and $13.4 billion in mortgage loan inventory to secure securities sold under agreements to repurchase and asset-backed commercial paper.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5 —	Trading Securities
      Trading securities, which consist of trading securities owned and trading securities pledged as collateral, include the following:

	March 31,	December 31,
	2005	2004

	(In thousands)
Mortgage pass-through securities:
Fixed-rate	$4,417,991	$6,768,864
Adjustable-rate	416,230	717,194

	4,834,221	7,486,058
Collateralized mortgage obligations	1,726,332	2,067,066
U.S. Treasury securities	1,525,676	971,438
Obligations of U.S. Government-sponsored enterprises	592,736	560,163
Asset-backed securities	366,811	340,684
Interest-only stripped securities	213,912	318,110
Mark-to-market on TBA securities	166,116	58,676
Negotiable certificates of deposits	135,942	30,871
Corporate debt securities	2,449	21,659
Other	3,781	6,669

	$9,567,976	$11,861,394

      As of March 31, 2005, $7.3 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $0.8 billion.

Note 6 —	Securities Purchased Under Agreements to Resell and Securities Borrowed
      As of March 31, 2005, the Company had accepted collateral with a fair value of $27.0 billion that it had the contractual ability to sell or re-pledge of which $5.8 billion related to amounts offset against securities purchased under agreements to resell under master netting arrangements. As of March 31, 2005, the Company had re-pledged $23.3 billion of such collateral for financing purposes.
      As of December 31, 2004, the Company had accepted collateral with a fair value of $22.2 billion that it had the contractual ability to sell or re-pledge of which $8.2 billion related to amounts offset against securities purchased under agreements to resell under master netting arrangements. As of December 31, 2004, the Company had re-pledged $18.7 billion of such collateral for financing purposes.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 7 —	Mortgage Servicing Rights
      The activity in Mortgage Servicing Rights (“MSRs”) is as follows:

	Quarters Ended
	March 31,

	2005	2004

	(In thousands)
Mortgage Servicing Rights
Balance at beginning of period	$9,820,511	$8,065,174
Additions	1,036,781	877,972
Securitization of MSRs	—	(56,039)
Amortization	(472,187)	(413,682)
Application of valuation allowance to write down impaired MSRs	—	(360,774)

Balance before valuation allowance at end of period	10,385,105	8,112,651

Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	(1,090,582)	(1,201,549)
Recoveries (additions)	452,434	(902,230)
Application of valuation allowance to write down impaired MSRs	—	360,774

Balance at end of period	(638,148)	(1,743,005)

Mortgage Servicing Rights, net	$9,746,957	$6,369,646

      The estimated fair values of mortgage servicing rights were $10.0 billion and $8.9 billion as of March 31, 2005 and December 31, 2004, respectively.
      The following table summarizes the Company’s estimate of amortization of its existing MSRs for the five-year period ending March 31, 2010. This projection was developed using the assumptions made by management in its March 31, 2005 valuation of MSRs. The assumptions underlying the following estimate will be affected as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to vary over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR
Year Ending March 31,	Amortization

(In thousands)
2006	$1,745,940
2007	1,416,318
2008	1,155,969
2009	949,099
2010	783,717

Five year total	$6,051,043

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8 —	Investments in Other Financial Instruments
      Investments in other financial instruments include the following:

	March 31,	December 31,
	2005	2004

	(In thousands)
Available-for-sale securities:
Mortgage-backed securities	$7,559,654	$6,009,819
Obligations of U.S. Government-sponsored enterprises	268,611	279,991
Municipal bonds	266,114	208,239
U.S. Treasury securities	72,618	66,030
Other	64	3,685

Subtotal	8,167,061	6,567,764

Other interests retained in securitization classified as available-for-sale securities:
Prime home equity line of credit transferor’s interest	395,766	273,639
Prime home equity residual securities	232,843	275,598
Nonconforming interest-only and principal-only securities	221,272	191,502
Nonprime residual securities	174,928	237,695
Prepayment penalty bonds	87,682	61,483
Nonprime interest-only securities	49,246	84,834
Prime home equity interest-only securities	24,467	27,950
Nonconforming residual securities	8,696	11,462
Subordinated mortgage-backed pass-through securities	2,261	2,306

Total other interests retained in securitization classified as available-for-sale securities	1,197,161	1,166,469

Total available-for-sale securities	9,364,222	7,734,233

Other interests retained in securitization classified as trading securities:
Prime home equity residual securities	631,427	533,554
Nonprime residual securities	295,994	187,926
Nonconforming residual securities	14,669	20,555

Total other interests retained in securitization classified as trading securities	942,090	742,035

Servicing hedge derivative instruments	961,610	1,024,977
Debt hedge instruments — interest rate and foreign currency swaps	421,501	589,812

Total investments in other financial instruments	$11,689,423	$10,091,057

      At March 31, 2005, the Company had pledged $2.2 billion of mortgage-backed securities to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Amortized cost and fair value of available-for-sale securities are as follows:

	March 31, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

		(In thousands)
Mortgage-backed securities	$7,642,619	$1,673	$(84,638)	$7,559,654
Obligations of U.S. Government-sponsored enterprises	273,962	1	(5,352)	268,611
Municipal bonds	267,768	914	(2,568)	266,114
U.S. Treasury securities	71,554	1,699	(635)	72,618
Other interests retained in securitization	1,086,381	117,164	(6,384)	1,197,161
Other	65	—	(1)	64

	$9,342,349	$121,451	$(99,578)	$9,364,222

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Mortgage-backed securities	$6,034,293	$6,347	$(30,821)	$6,009,819
Obligations of U.S. Government-sponsored enterprises	281,430	233	(1,672)	279,991
Municipal bonds	205,726	2,669	(156)	208,239
U.S. Treasury securities	63,977	2,237	(184)	66,030
Other interests retained in securitization	1,045,011	123,766	(2,308)	1,166,469
Other	4,370	15	(700)	3,685

	$7,634,807	$135,267	$(35,841)	$7,734,233

      The Company’s available-for-sale securities in an unrealized loss position are as follows:

	March 31, 2005

	Less Than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

	(In thousands)
Mortgage-backed securities	$5,571,969	$(62,442)	$967,135	$(22,196)	$6,539,104	$(84,638)
Obligations of U.S. Government- sponsored enterprises	117,884	(1,900)	140,154	(3,452)	258,038	(5,352)
Municipal bonds	131,585	(2,568)	—	—	131,585	(2,568)
U.S. Treasury securities	18,659	(218)	22,073	(417)	40,732	(635)
Other interests retained in securitization	118,238	(5,141)	9,360	(1,243)	127,598	(6,384)
Other	50	(1)	—	—	50	(1)

Total impaired securities	$5,958,385	$(72,270)	$1,138,722	$(27,308)	$7,097,107	$(99,578)

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2004

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

	(In thousands)
Mortgage-backed securities	$3,656,167	$(18,725)	$823,916	$(12,096)	$4,480,083	$(30,821)
Obligations of U.S. Government- sponsored enterprises	185,983	(1,283)	28,648	(389)	214,631	(1,672)
U.S. Treasury securities	27,288	(184)	—	—	27,288	(184)
Municipal bonds	65,587	(156)	—	—	65,587	(156)
Other interests retained in securitization	27,970	(1,753)	5,256	(555)	33,226	(2,308)
Other	3,620	(700)	—	—	3,620	(700)

Total impaired securities	$3,966,615	$(22,801)	$857,820	$(13,040)	$4,824,435	$(35,841)

      The impairment reflected in these securities is a result of the change in market interest rates and is not indicative of the underlying issuers’ ability to repay. Accordingly, we have not recognized other-than-temporary impairment related to these securities as of March 31, 2005 or December 31, 2004.
      Gross gains and losses realized on the sales of available-for-sale securities are as follows:

	Quarters Ended
	March 31,

	2005	2004

	(In thousands)
Mortgage-backed securities:
Gross realized gains	$16	$2,908
Gross realized losses	(51)	(367)

Net	(35)	2,541

Home equity asset-backed senior securities:
Gross realized gains	—	96,190
Gross realized losses	—	—

Net	—	96,190

Obligations of U.S. Government-sponsored enterprises:
Gross realized gains	13	—
Gross realized losses	—	—

Net	13	—

Municipal bonds:
Gross realized gains	—	—
Gross realized losses	(100)	—

Net	(100)	—

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Quarters Ended
	March 31,

	2005	2004

	(In thousands)
U.S. Treasury securities:
Gross realized gains	—	33,868
Gross realized losses	—	—

Net	—	33,868

Other interests retained in securitization:
Gross realized gains	4,147	—
Gross realized losses	—	—

Net	4,147	—

Other:
Gross realized gains	1,253	—
Gross realized losses	—	—

Net	1,253	—

Total gains and losses on available-for-sale securities:
Gross realized gains	5,429	132,966
Gross realized losses	(151)	(367)

Net	$5,278	$132,599

Note 9 —	Loans Held for Investment
      Loans held for investment include the following:

	March 31,	December 31,
	2005	2004

	(In thousands)
Mortgage loans:
Prime	$28,621,141	$22,587,246
Prime home equity	13,425,446	11,435,792
Nonprime	179,293	171,592

Total mortgage loans	42,225,880	34,194,630
Warehouse lending advances secured by mortgage loans	3,501,843	3,681,830
Defaulted FHA-insured and VA-guaranteed mortgage loans repurchased from securities	1,547,777	1,518,642

	47,275,500	39,395,102
Deferred loan origination costs	557,888	390,030
Allowance for loan losses	(134,916)	(125,046)

Loans held for investment, net	$47,698,472	$39,660,086

      At March 31, 2005, mortgage loans held for investment totaling $30.8 billion were pledged to secure Federal Home Loan Bank advances.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      At March 31, 2005, the Company had accepted collateral of $3.7 billion securing warehouse-lending advances which it had the contractual ability to re-pledge. As of March 31, 2005, no such mortgage loan collateral had been re-pledged.
      Changes in the allowance for the loan losses were as follows:

	Quarters Ended
	March 31,

	2005	2004

	(In thousands)
Balance, beginning of the period	$125,046	$78,449
Provision for loan losses	19,622	20,781
Net charge-offs	(9,752)	(6,176)

Balance, end of the period	$134,916	$93,054

Note 10 —	Other Assets
      Other assets include the following:

	March 31,	December 31,
	2005	2004

	(In thousands)
Reimbursable servicing advances	$1,015,776	$1,355,584
Investments in Federal Reserve Bank and Federal Home Loan Bank stock	904,194	795,894
Interest receivable	491,624	426,962
Receivables from custodial accounts	434,329	391,898
Securities broker-dealer receivables	392,440	818,299
Capitalized software, net	295,060	286,504
Federal funds sold	290,000	225,000
Prepaid expenses	204,024	212,310
Cash surrender value of assets held in trust for deferred compensation plan	190,917	184,569
Restricted cash	166,023	175,177
Receivables from sale of securities	125,536	143,874
Derivative margin accounts	114,641	99,795
Other assets	827,570	717,009

	$5,452,134	$5,832,875

      At March 31, 2005, the Company had pledged $125.8 million of other assets to secure securities sold under agreements to repurchase.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11 —	Notes Payable
      Notes payable consists of the following:

	March 31,	December 31,
	2005	2004

	(In thousands)
Medium-term notes:
Fixed rate	$12,315,606	$13,519,494
Floating rate	11,353,494	11,846,268

	23,669,100	25,365,762
Federal Home Loan Bank advances	17,875,000	15,475,000
Asset-backed commercial paper	10,565,109	7,372,138
Unsecured commercial paper	2,082,646	—
Asset-backed secured financings	2,383,874	17,258,543
Junior subordinated debentures	1,028,046	1,028,013
Convertible securities	43,951	65,026
Secured notes payable	34,347	28,512
LYONs convertible debentures	11,051	12,626
Unsecured notes payable	5,363	8,051

	$57,698,487	$66,613,671

Medium-Term Notes
      During the quarter ended March 31, 2005, the Company issued the following medium-term notes:

	Outstanding Balance
				Interest Rate		Maturity Date
	Floating-	Fixed-
	Rate	Rate	Total	From	To	From	To

	(In thousands)
CHL Series M	$585,000	$—	$585,000	2.81%	2.81%	January 2006	January 2006
CFC Series A	575,000	—	575,000	3.12%	3.12%	March 2006	March 2006

Total	$1,160,000	$—	$1,160,000

      Of the $1.2 billion of floating-rate medium-term notes issued by the Company during the quarter ended March 31, 2005, none were effectively converted to fixed-rate debt using interest rate swap contracts.
      During the quarter ended March 31, 2005, the Company redeemed $2.6 billion of maturing medium-term notes.
      As of March 31, 2005, $3.5 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Japanese Yen, Pounds Sterling, Canadian Dollars, Australian Dollars, and Euros. These notes have been effectively converted to U.S. dollars through currency swaps.

Asset-Backed Secured Financings
      The Company has recorded certain securitization transactions as secured borrowings as of March 31, 2005 which do not qualify for sales treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(“SFAS 140”) at that date as a result of the retention of securities that include protection by a derivative. These secured borrowings amounted to $2.4 billion at March 31, 2005 and are secured by the related mortgage loans.
      In addition, CSC may reacquire beneficial interests previously sold to outside third parties in the Company’s securitization transactions. In the event that such securities include protection by a derivative financial instrument held by a SPE, that SPE no longer meets the conditions as a QSPE, under SFAS 140. As a result, the mortgage loans held for sale and asset-backed secured financings are included on the Company’s consolidated balance sheets and are initially recorded at fair value. Once the securities that include protection by a derivative financial instrument are sold, typically in less than 90 days, the conditions necessary for QSPE status under SFAS 140 are again met and the related assets and liabilities are removed from the Company’s consolidated balance sheet. At March 31, 2005, no such asset-backed secured financings had been recorded.

Federal Home Loan Bank Advances
      During the quarter ended March 31, 2005, the Company obtained $2.6 billion of advances from the Federal Home Loan Bank (“FHLB”). Of these advances, $2.1 billion were fixed-rate and $0.5 billion were adjustable-rate. At March 31, 2005, the Company had pledged $30.8 billion of mortgage loans to secure its outstanding FHLB advances.

Asset-Backed Commercial Paper
      The Company has formed three special purpose entities to finance certain of its mortgage loan inventory.
      Two of these entities issue commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities of up to 180 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. The SLN programs’ capacities, based on aggregate commitments from underlying credit enhancers, totaled $28.1 billion at March 31, 2005. For the quarter ended March 31, 2005, the average borrowings under these facilities totaled $11.6 billion, and the weighted-average interest rate borne by the SLNs was 2.60%. At March 31, 2005, the weighted-average interest rate borne by the SLNs was 2.90%, and the Company had pledged $11.9 billion in mortgage loan inventory to secure the SLNs.
      The third special purpose entity is funded with financing provided by a group of bank-sponsored conduits, which, in turn, is financed through the issuance of asset-backed commercial paper. Interest rates are indexed to prevailing money market rates approximating the cost of asset-backed commercial paper. For the quarter ended March 31, 2005, average borrowings under the facility totaled $0.1 billion. At March 31, 2005, the entity had aggregate commitments form the bank-sponsored conduits totaling $8.4 billion, and had no outstanding borrowings.

Junior Subordinated Debentures
      As more fully discussed in Note 16 — “Notes Payable,” included in the consolidated financial statements of the 2004 Annual Report, the Company has issued junior subordinated debentures to nonconsolidated subsidiary trusts. The trusts finance their holdings of the junior subordinated debentures by issuing Company-guaranteed capital securities.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The Company guarantees CHL’s indebtedness to two of the subsidiary trusts, Countrywide Capital I and Countrywide Capital III, which are excluded from the Company’s consolidated financial statements. Following is summarized information for those trusts:

	March 31, 2005

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,345	$205,237
Other assets	7,217	4,841

Total assets	$314,562	$210,078

Notes payable	$9,221	$6,171
Other liabilities	7,217	4,841
Company-guaranteed mandatorily redeemable capital trust pass-through securities	298,124	199,066
Shareholder’s equity	—	—

Total liabilities and shareholder’s equity	$314,562	$210,078

	Quarter Ended
	March 31, 2005

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Statement of Earnings:
Revenues	$6,208	$4,160
Expenses	(6,208)	(4,160)
Provision for income taxes	—	—

Net earnings	$—	$—

	December 31, 2004

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,323	$205,226
Other assets	1,031	691

Total assets	$308,354	$205,917

Notes payable	$9,220	$6,171
Other liabilities	1,031	691
Company-guaranteed mandatorily redeemable capital trust pass-through securities	298,103	199,055
Shareholder’s equity	—	—

Total liabilities and shareholder’s equity	$308,354	$205,917

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Quarter Ended
	March 31, 2004

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Statement of Earnings:
Revenues	$6,208	$4,160
Expenses	(6,208)	(4,160)
Provision for income taxes	—	—

Net earnings	$—	$—

Note 12 —	Deposits
      The following table summarizes deposit balances:

	March 31,	December 31,
	2005	2004

	(In thousands)
Time deposits	$13,433,625	$10,369,763
Company-controlled custodial deposit accounts	10,028,742	7,900,900
Interest-bearing checking accounts	1,940,900	1,673,517
Non-interest-bearing checking accounts	275,364	66,983
Savings accounts	1,108	2,045

	$25,679,739	$20,013,208

Note 13 —	Securities Sold Under Agreements to Repurchase
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
      At March 31, 2005, repurchase agreements were secured by $7.3 billion of trading securities, $23.3 billion of securities purchased under agreements to resell and securities borrowed, $1.5 billion of loans held for sale, $2.2 billion in investments in other financial instruments, and $0.1 billion of other assets. As of March 31, 2005, $5.8 billion of the pledged securities purchased under agreements to resell and securities borrowed related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

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
      The Company uses a variety of derivative financial instruments to manage interest rate risk. These instruments include MBS mandatory forward sale and purchase commitments, options to sell or buy MBS, Treasury and Eurodollar rate futures and options thereon, interest rate floors, interest rate caps, capped swaps,

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
swaptions, interest rate swaps and mortgage forward rate agreements. These instruments involve, to varying degrees, elements of interest rate and credit risk.
      The Company manages foreign currency exchange rate risk, which arises from the issuance of foreign currency-denominated debt, with foreign currency swaps.

Risk Management Activities Related to Mortgage Loan Inventory and Interest Rate Lock Commitments
      The Company is exposed to interest rate risk from the time an interest rate lock commitment (“IRLC”) is made to a mortgage applicant (or financial intermediary) to the time the related mortgage loan is sold. During this period, the Company is exposed to losses if mortgage rates rise, because the value of the IRLC or mortgage loan declines. To manage this interest rate risk, the Company utilizes derivatives, primarily forward sales of MBS and options to buy and sell MBS, as well as options on Treasury futures contracts. Certain of these instruments qualify as fair value hedges of mortgage loans under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).
      During the quarter ended March 31, 2005, the risk management activities connected with 83% of the fixed-rate mortgage inventory and 41% of the adjustable-rate mortgage inventory were accounted for as fair value hedges. The Company recognized pre-tax gains of $5.1 million and pre-tax losses of $20.8 million, representing the ineffective portion of such fair value hedges of its mortgage inventory, for the quarters ended March 31, 2005 and 2004, respectively. These amounts, along with the change in the fair value of the derivative instruments that were not designated as hedge instruments, are included in gain on sale of loans and securities in the statement of earnings.
      IRLCs are derivative instruments and are recorded at fair value with changes in fair value recognized in current period earnings (as a component of gain on sale of loans and securities). Because IRLCs are derivatives under SFAS 133, the risk management activities related to the IRLCs do not qualify for hedge accounting under SFAS 133. The free-standing derivative instruments that are used to manage the interest rate risk associated with the IRLCs are marked to fair value and recorded as a component of gain on sale of loans in the consolidated statements of earnings.

Risk Management Activities Related to Mortgage Servicing Rights and Other Retained Interests
      MSRs and other retained interests, specifically interest-only securities and residual securities, are generally subject to a loss in value, or impairment, when mortgage interest rates decline. To moderate the effect of impairment on earnings, the Company maintains a portfolio of financial instruments, including derivatives, which increase in aggregate value when interest rates decline. This portfolio of financial instruments is collectively referred to as the “Servicing Hedge.” During the quarters ended March 31, 2005 and 2004, none of the derivative instruments included in the Servicing Hedge were designated as hedges under SFAS 133. The change in fair value of these derivative instruments was recorded in current period earnings as a component of Servicing Hedge gains and losses.
      The financial instruments that comprise the Servicing Hedge include options on interest rate futures, interest rate swaps, interest rate caps, interest rate swaptions, interest rate futures, mortgage forward rate agreements and Treasury securities. Mortgage forward rate agreements represent mutual agreements to exchange a single cashflow at a forward settlement date, based on the basis point difference between the forward fixed-rate and a floating-rate set equal to the 30-day forward current coupon mortgage rate, known as the CMM index, on the settlement date. For use in the Servicing Hedge, the Company generally receives the fixed-rate and pays the floating-rate. Such agreements increase in value as the spread between the current coupon mortgage rate and the swap curves tightens, or when interest rates decline. With respect to the options on interest rate swaps and interest rate caps, the Company is not exposed to loss beyond its initial outlay to

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
acquire the hedge instruments plus any unrealized gains recognized to date. With respect to the interest rate futures contracts outstanding as of March 31, 2005, the Company estimates that its maximum exposure to loss over the various contractual terms is $231 million. With respect to the interest rate swaps outstanding as of March 31, 2005, the Company estimates that its maximum exposure to loss over the various contractual terms is $288 million. With respect to the mortgage forward rate agreements outstanding as of March 31, 2005, the Company estimates that its maximum exposure to loss over the various contractual terms is $110 million. Although these estimates could be exceeded, the Company derives its estimates of loss exposure based upon observed volatilities in the interest rate options market. Using the currently observed volatilities, management estimates, to a 95% confidence level, the maximum potential rate changes over a one-year time horizon. Management then estimates the Company’s exposure to loss based on the estimated maximum adverse rate change as of the measurement date.
      The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge.

	Balance,			Balance,
	December 31,		Dispositions/	March 31,
	2004	Additions	Expirations	2005

	(In millions)
Long call options on interest rate futures	$15,250	$14,700	$(19,350)	$10,600
Long put options on interest rate futures	2,000	—	(2,000)	—
Long treasury futures	2,850	—	—	2,850
Interest rate caps	300	1,164	—	1,464
Interest rate swaptions	41,250	25,925	(12,750)	54,425
Interest rate floors	1,000	—	—	1,000
Interest rate swaps	—	27,750	(3,000)	24,750
Mortgage forward rate agreements	—	10,000	—	10,000

Risk Management Activities Related to Issuance of Long-Term Debt
      The Company enters interest rate swap contracts which enable it to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt and to enable the Company to convert a portion of its foreign currency-denominated fixed and floating-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt. These transactions are designated as fair value hedges under SFAS 133. For the quarter ended March 31, 2005, the Company recognized a pre-tax gain of $0.8 million, representing the ineffective portion of such fair value hedges of debt. For the quarter ended March 31, 2004, the Company recognized a pre-tax loss of $1.2 million, representing the ineffective portion of such fair value hedges of debt. These amounts are included in interest expense in the consolidated statements of earnings.
      The Company enters interest rate swap contracts which enable it to convert a portion of its floating-rate, long-term debt to fixed-rate, long-term debt and to convert a portion of its foreign currency-denominated fixed-rate, long-term debt to U.S. dollar fixed-rate debt. These transactions are designed as cash flow hedges. For the quarter ended March 31, 2005, the Company recognized no pre-tax gain or loss on the ineffective portion of cash flow hedges. For the quarter ended March 31, 2004, the Company recognized a pre-tax loss of $0.03 million, representing the ineffective portion of such cash flow hedges. As of March 31, 2005, deferred net gains or losses on derivative instruments included in other comprehensive income that are expected to be reclassified to earnings during the next 12 months are not material.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Risk Management Activities Related to Deposit Liabilities
      The Company acquires interest rate swap contracts which have the effect of converting a portion of its fixed-rate deposit liabilities to variable-rate deposit liabilities. Effective January 1, 2005, these transactions were designated as fair value hedges under SFAS 133. For the quarter ended March 31, 2005, the Company recognized no pre-tax gain or loss on the ineffective portion of such fair value hedges of deposit liabilities.

Risk Management Activities Related to the Broker-Dealer Securities Trading Portfolio
      In connection with its broker-dealer activities, the Company maintains a trading portfolio of fixed income securities, primarily MBS. The Company is exposed to price changes in its trading portfolio arising from interest rate changes during the period it holds the securities. To manage this risk, the Company utilizes derivative financial instruments. These instruments include MBS mandatory forward sale and purchase commitments as well as short sales of cash market U.S. Treasury securities, futures contracts, interest rate swap contracts and swaptions. All such derivatives are accounted for as free-standing and as such are carried at fair value with changes in fair value recorded in current period earnings as a component of gain on sale of loans and securities.

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
      Regulatory capital is assessed for adequacy by three measures: Tier 1 Leverage Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital. Tier 1 Leverage Capital includes common shareholders’ equity, preferred stock and capital securities that meet certain guidelines detailed in the capital regulations, less goodwill, the portion of MSRs not includable in regulatory capital (MSRs includable in regulatory capital are limited to the lesser of the carrying value of MSRs, 100% of Tier 1 capital, or 90% of the fair value of the MSRs, net of associated deferred taxes) and other adjustments. Tier 1 Leverage Capital is measured with respect to average assets during the quarter. The Company and the Bank are required to have a Tier 1 Leverage Capital ratio of 4.0% to be considered adequately capitalized and 5.0% to be considered well capitalized.
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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      At March 31, 2005 and December 31, 2004, the Company and the Bank’s regulatory capital ratios and amounts, and minimum required capital ratios for the Company and the Bank to maintain a “well capitalized” status were as follows:

	March 31, 2005

		Countrywide Financial
		Corporation		Treasury Bank
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	7.9%	$11,000,806	7.5%	$3,367,104
Risk-Based Capital:
Tier 1	6.0%	11.1%	$11,000,806	11.0%	$3,367,104
Total	10.0%	11.7%	$11,605,954	11.2%	$3,421,801

(1)	Minimum required to qualify as “well capitalized.”

	December 31, 2004

		Countrywide Financial
		Corporation		Treasury Bank
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	7.9%	$10,332,383	7.8%	$2,939,144
Risk-Based Capital:
Tier 1	6.0%	11.1%	$10,332,383	11.8%	$2,939,144
Total	10.0%	11.7%	$10,928,223	12.0%	$2,988,116

(1)	Minimum required to qualify as “well capitalized.”
Note 16 — Segments and Related Information
      The Company has five business segments: Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.
      The Mortgage Banking Segment is comprised of three distinct sectors: Loan Production, Loan Servicing and Loan Closing Services.
      The Loan Production Sector originates prime and nonprime loans through a variety of channels on a national scale. The Loan Production Sector is comprised of four lending divisions: the Consumer Markets Lending Division, the Full Spectrum Lending Division, the Wholesale Lending Division, and the Correspondent Lending Division. The Consumer Markets and Full Spectrum Lending Divisions source mortgage loans directly from consumers through the Company’s retail branch network, as well as through real estate agents and homebuilders. The Wholesale Lending Division sources mortgage loans primarily from mortgage brokers. The Correspondent Lending Division acquires mortgage loans from other financial institutions.
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
      The Banking Segment’s operations are comprised primarily of Treasury Bank and Countrywide Warehouse Lending. Treasury Bank invests primarily in mortgage loans sourced from the Loan Production Sector. Countrywide Warehouse Lending provides temporary financing secured by mortgage loans to third-party mortgage lenders.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The Capital Markets Segment primarily includes the operations of Countrywide Securities Corporation, a registered broker-dealer specializing in the mortgage securities market. In addition, it includes the operations of Countrywide Asset Management Corporation, Countrywide Commercial Real Estate Finance Corporation, Countrywide Servicing Exchange and CCM International Ltd.
      The Insurance Segment includes Balboa Life and Casualty Group, a national provider of property, life and liability insurance; Balboa Reinsurance Company, a primary mortgage reinsurance company; and Countrywide Insurance Services, Inc., a national insurance agency offering a specialized menu of insurance products directly to consumers.
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
      In general, intercompany transactions are recorded on an arms-length basis. However, the fulfillment fees paid by Treasury Bank to the Production Sector for origination costs incurred on mortgage loans funded by Treasury Bank are determined on an incremental cost basis, which is less than the fees that Treasury Bank would pay to a third party.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Included in the tables below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements:

	Quarter Ended March 31, 2005

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing			Capital		Global
	Production	Servicing	Services	Total	Banking	Markets	Insurance	Operations	Other	Total	Grand Total

	(In thousands)
Revenues:
External	$1,467,960	$129,248	$60,592	$1,657,800	$333,654	$169,426	$223,469	$55,114	$(34,578)	$747,085	$2,404,885
Intersegment	(16,414)	60,237	—	43,823	(37,356)	34,483	—	—	(40,950)	(43,823)	—

Total Revenues	$1,451,546	$189,485	$60,592	$1,701,623	$296,298	$203,909	$223,469	$55,114	$(75,528)	$703,262	$2,404,885

Pre-tax Earnings	$734,657	$17,189	$19,785	$771,631	$215,940	$122,047	$54,577	$4,039	$(19,237)	$377,366	$1,148,997

Total Assets	$25,191,000	$15,965,000	$59,000	$41,215,000	$54,560,000	$38,908,000	$1,865,000	$282,000	$203,000	$95,818,000	$137,033,000

	Quarter Ended March 31, 2004

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing			Capital		Global
	Production	Servicing	Services	Total	Banking	Markets	Insurance	Operations	Other	Total	Grand Total

	(In thousands)
Revenues:
External	$1,366,918	$(39,829)	$49,380	$1,376,469	$143,295	$179,392	$222,465	$57,812	$(14,215)	$588,749	$1,965,218
Intersegment	(46,052)	22,520	—	(23,532)	(2,365)	44,004	—	—	(18,107)	23,532	—

Total Revenues	$1,320,866	$(17,309)	$49,380	$1,352,937	$140,930	$223,396	$222,465	$57,812	$(32,322)	$612,281	$1,965,218

Pre-tax Earnings	$700,610	$(158,219)	$18,532	$560,923	$105,608	$153,151	$51,995	$11,731	$(725)	$321,760	$882,683

Total Assets	$36,327,000	$12,878,000	$75,000	$49,280,000	$26,438,000	$29,818,000	$1,657,000	$217,000	$136,000	$58,266,000	$107,546,000

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 17 —	Summarized Financial Information
      Summarized financial information for Countrywide Financial Corporation (parent only) and subsidiaries is as follows:

	March 31, 2005

	Countrywide
	Financial	Countrywide
	Corporation	Home	Other
	(parent only)	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$29,689,615	$318,636	$(73,120)	$29,935,131
Trading securities	—	213,912	9,394,523	(40,459)	9,567,976
Securities purchased under agreement to resell and securities borrowed	—	—	22,427,891	(1,344,257)	21,083,634
Loans held for investment, net	—	5,281,278	42,419,795	(2,601)	47,698,472
Investments in other financial instruments	—	2,238,174	9,451,249	—	11,689,423
Mortgage servicing rights, net	—	9,746,957	—	—	9,746,957
Other assets	12,531,784	4,756,305	11,225,543	(21,202,184)	7,311,448

Total assets	$12,531,784	$51,926,241	$95,237,637	$(22,662,621)	$137,033,041

Notes payable	$1,381,378	$40,438,642	$26,122,494	$(10,244,027)	$57,698,487
Securities sold under agreements to repurchase	—	1,457,564	30,732,246	(1,341,798)	30,848,012
Deposit liabilities	—	—	25,685,936	(6,197)	25,679,739
Other liabilities	198,359	5,814,902	6,167,317	(325,822)	11,854,756
Equity	10,952,047	4,215,133	6,529,644	(10,744,777)	10,952,047

Total liabilities and equity	$12,531,784	$51,926,241	$95,237,637	$(22,662,621)	$137,033,041

	Quarter Ended March 31, 2005

	Countrywide
	Financial	Countrywide
	Corporation	Home	Other
	(parent only)	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Statements of Earnings
Revenues	$(2,515)	$1,670,689	$832,839	$(96,128)	$2,404,885
Expenses	6,771	885,460	448,221	(84,564)	1,255,888
Provision for income taxes	(3,714)	318,144	150,318	(4,603)	460,145
Equity in net earnings of subsidiaries	694,424	—	—	(694,424)	—

Net earnings	$688,852	$467,085	$234,300	$(701,385)	$688,852

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2004

	Countrywide
	Financial	Countrywide
	Corporation	Home	Other
	(parent only)	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$36,937,845	$412,304	$—	$37,350,149
Trading securities	—	318,110	11,543,284	—	11,861,394
Securities purchased under agreement to resell and securities borrowed	—	2,550,127	13,354,254	(2,672,933)	13,231,448
Loans held for investment, net	—	5,430,216	34,230,360	(490)	39,660,086
Investments in other financial instruments	—	2,301,416	7,789,641	—	10,091,057
Mortgage servicing rights, net	—	8,729,929	—	—	8,729,929
Other assets	11,308,342	4,760,640	10,452,379	(18,949,719)	7,571,642

Total assets	$11,308,342	$61,028,283	$77,782,222	$(21,623,142)	$128,495,705

Notes payable	$829,030	$51,532,883	$22,856,613	$(8,604,855)	$66,613,671
Securities sold under agreements to repurchase	—	—	23,137,028	(2,671,905)	20,465,123
Deposit liabilities	—	—	20,013,208	—	20,013,208
Other liabilities	169,236	5,451,663	5,736,987	(264,259)	11,093,627
Equity	10,310,076	4,043,737	6,038,386	(10,082,123)	10,310,076

Total liabilities and equity	$11,308,342	$61,028,283	$77,782,222	$(21,623,142)	$128,495,705

	Quarter Ended March 31, 2004

	Countrywide
	Financial	Countrywide
	Corporation	Home	Other
	(parent only)	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Statements of Earnings:
Revenues	$3,415	$884,584	$1,134,712	$(57,493)	$1,965,218
Expenses	3,196	628,072	508,288	(57,021)	1,082,535
Provision for income taxes	85	100,903	238,688	(182)	339,494
Equity in net earnings of subsidiaries	543,055	—	—	(543,055)	—

Net earnings	$543,189	$155,609	$387,736	$(543,345)	$543,189

Note 18 —	Legal Proceedings
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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 19 — Borrower and Investor Custodial Accounts
      As of March 31, 2005 and December 31, 2004, the Company managed $23.2 billion and $20.6 billion, respectively, of off-balance sheet borrower and investor custodial cash accounts as well as related liabilities to those borrowers and investors. Of these amounts, $10.0 billion and $7.9 billion, respectively, were deposited at the Bank and were included in the Company’s deposit liabilities, with the remaining balances held by other depository institutions. These custodial accounts arise in connection with the Company’s mortgage servicing activities.
Note 20 — Loan Commitments
      As of March 31, 2005 and December 31, 2004, the Company had undisbursed home equity lines of credit commitments of $5.2 billion and $5.4 billion, respectively, as well as undisbursed construction loan commitments of $1.0 billion and $936.9 million, respectively. As of March 31, 2005, outstanding commitments to fund mortgage loans totaled $39.1 billion.

Note 21 —	Subsequent Events
      On April 26, 2005, the Company announced that its Board of Directors declared a dividend of $0.15 per common share payable May 31, 2005, to shareholders of record on May 12, 2005.
      On April 1, 2005, the Company granted 13.2 million stock options to eligible employees. These options fully vest and become exercisable on May 1, 2005. As a result of the vesting period, the expense of the entire stock option grant will be included in the stock-based compensation pro-forma disclosure in the Company’s Quarterly Report for the period ending June 30, 2005. Upon adoption of SFAS 123R there will be no compensation expense related to these stock options.
Note 22 — Recently Issued Accounting Standards
      Late in 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”). The consensus requires that all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price should be included in diluted earnings per share computations (if dilutive), regardless of whether the market conditions have been met.
      The consensus includes instruments that have more than one contingency if one of the contingencies is based on market conditions indexed to the issuer’s share price and that instrument can be converted to shares based on achieving a market condition — that is, the conversion is not dependent on a substantive non-market-based contingency. The application of this consensus is required beginning with the December 31, 2004 reporting period. As detailed in the 2004 Annual Report, Countrywide’s Liquid Yield Option Notes and Convertible Securities meet the criteria of EITF 04-8. Therefore, earnings per share amounts have been recalculated and restated for the three months ended March 31, 2004.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” This Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS 123R requires measurement of fair value of employee stock options using an option pricing model that takes into account the awarded options’ unique characteristics. SFAS 123R requires charging the recognized cost to expense over the period the employee provides services to earn the award, generally the vesting period for the award. In April of 2005, the Securities and Exchange Commission revised the required adoption date of SFAS 123R. As a result of this change, the Company is required to adopt SFAS 123R for the year ending December 31, 2006. Management has not yet determined the effect of implementation of SFAS 123R or whether the Statement will be implemented prospectively or retrospectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
      Countrywide’s core business is residential mortgage banking. In recent years, we have expanded into related businesses to capitalize on meaningful opportunities to leverage our core mortgage banking business and to provide sources of earnings that tend to be sustainable in various interest rate environments. We manage these businesses through five business segments — Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.
      The mortgage banking business continues to be the primary source of our revenues and earnings. As a result, the most prevalent influence on our operating results is the aggregate demand for mortgage loans in the U.S., which is affected by such external factors as prevailing mortgage rates and the strength of the U.S. housing market.
      In 2004, total U.S. residential mortgage production totaled approximately $2.9 trillion, a 25% decline from 2003’s record-setting market. In 2004, interest rates rose from the historically low levels reached in 2003, resulting in a decline in mortgage refinance activity, causing the reduction in the size of U.S. residential mortgage market. During 2004, we became the largest originator of mortgage loans, increasing our market share from 11.4% to 12.7% (Source of Mortgage Market: Mortgage Bankers Association).
      For 2005, forecasters predict a 12% to 22% year over year reduction in total U.S. mortgage production, due to an expected continuation of increasing mortgage rates that should cause a decline in mortgage refinance activity. We believe that a market within the forecasted range would still be conducive to a profitable loan production business, although we would expect increased competitive pressures to affect the profits earned by that business. A reduction in mortgage refinance activity should result, however, in an increase in profitability from our investment in mortgage servicing rights (“MSRs”). We also expect that a decline in mortgage production would result in a reduction in mortgage securities trading and underwriting volume and mortgage conduit activity, which may negatively affect the profitability of our Capital Markets Segment. We plan to grow our investment in mortgage loans at the Bank irrespective of the mortgage market. As a result, we expect earnings in our Banking Segment to increase.
      Total U.S. residential mortgage production was estimated at $588 billion for the quarter ended March 31, 2005 compared to $618 billion for the quarter ended March 31, 2004. (Source: Mortgage Bankers Association). In this environment, our loan production increased 21% to $92 billion as a result of increased market share and our mortgage banking operations produced pre-tax earnings of $771.6 million, a 38% increase from the year-ago period. The profitability of our Capital Markets Segment declined due to a decrease in volume and margins in their securities trading business while the pre-tax earnings of the Banking Segment more than doubled as a result of growth in their average investments.
      The principal market risk we face is interest rate risk — the risk that the value of our assets or liabilities or our net interest income will change due to changes in interest rates. We manage this risk primarily through the natural counterbalance of our loan production operations and our investment in MSRs, as well as with various financial instruments including derivatives. The overall objective of our interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.
      We also face credit risk, primarily related to our residential mortgage production activities in both the Mortgage Banking and Banking Segments. Credit risk is the potential for financial loss resulting from the failure of a borrower or an institution to honor its contractual obligations to us. We manage mortgage credit risk principally by selling substantially all of the mortgage loans that we produce, limiting credit recourse to Countrywide in those transactions, and by retaining high credit quality mortgages in our loan portfolio.
      Our liquidity and financing requirements are significant. We meet these requirements in a variety of ways, including use of the public corporate debt and equity markets, mortgage- and asset-backed securities markets, and, increasingly, through the financing activities of our Bank. The objective of our liquidity management is to ensure that adequate, diverse and reliable sources of cash are available to meet our funding needs on a cost-

effective basis. Our ability to raise financing at the level and cost required to compete effectively is dependent on maintaining our high credit standing.
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
      On April 1, 2005, we implemented hedge accounting in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) for a portion of our interest rate risk management activities related to our MSRs.

Stock Split Effected as Stock Dividends and Earnings per Share Calculations
      In April 2004 and August 2004, respectively, we completed a 3-for-2 and a 2-for-1 stock split both of which were effected as stock dividends. In addition, in the fourth quarter of 2004 the Emerging Issues Task Force reached a consensus on Issue No. 04-8, which required the Company to include the assumed conversion of its convertible debentures in diluted earnings per share. All references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the number of common shares and earnings per share amounts have been adjusted accordingly.
Results of Operations Comparison — Quarters Ended March 31, 2005 and 2004

Consolidated Earnings Performance
      Our diluted earnings per share for the quarter ended March 31, 2005 was $1.13, a 26% increase over diluted earnings per share for the quarter ended March 31, 2004. Net earnings were $688.9 million for the quarter ended March 31, 2005, a 27% increase from the year-ago period.
      The increase in our earnings was driven primarily by an increase in the profitability of our Mortgage Banking and Banking Segments. The Mortgage Banking Segment produced pre-tax earnings of $771.6 million for the quarter ended March 31, 2005, an increase of 38% from the year-ago period. The increase in the profitability of our Mortgage Banking Segment was due to the growth in servicing fee revenue resulting from a 31% increase in the size of the Company’s average loan servicing portfolio combined with improved performance of the MSRs due to an increase in interest rates during the quarter ended March 31, 2005. The Banking Segment produced pre-tax earnings of $215.9 million, an increase of 104% from the year-ago period. The increase in profitability of our Banking Segment was primarily due to a 114% increase in average interest-earning assets at Treasury Bank from the year-ago period. In total, Diversified Businesses contributed $377.4 million in pre-tax earnings for the quarter ended March 31, 2005, an increase of 17% from the year-ago period.

Operating Segment Results
      Pre-tax earnings by segment are summarized below:

	Quarter Ended
	March 31,

	2005	2004

	(In thousands)
Mortgage Banking:
Loan Production	$734,657	$700,610
Loan Servicing	17,189	(158,219)
Loan Closing Services	19,785	18,532

Total Mortgage Banking	771,631	560,923

Diversified Businesses:
Banking	215,940	105,608
Capital Markets	122,047	153,151
Insurance	54,577	51,995
Global Operations	4,039	11,731
Other	(19,237)	(725)

Total Diversified Businesses	377,366	321,760

Pre-tax earnings	$1,148,997	$882,683

      The pre-tax earnings of each segment include intercompany transactions, which are eliminated in the “other” category above.
      Mortgage loan production by segment and product is summarized below:

	Quarter Ended
	March 31,

	2005	2004

	(In millions)
Segment:
Mortgage Banking	$78,749	$67,484
Banking — Treasury Bank	8,521	5,396
Capital Markets:
Conduit acquisitions	4,190	3,324
Commercial real estate	564	—

	$92,024	$76,204

Product:
Prime Mortgage	$72,877	$64,023
Nonprime Mortgage	9,820	6,892
Prime Home Equity	8,763	5,289
Commercial real estate	564	—

	$92,024	$76,204

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
      The pre-tax earnings of the Loan Production Sector are summarized below:

	Quarter Ended March 31,

	2005		2004

		Percentage of		Percentage of
		Loan		Loan
		Production		Production
	Amount	Volume	Amount	Volume

	(Dollar amounts in thousands)
Revenues:
Prime Mortgage	$873,230		$755,592
Nonprime Mortgage	395,006		343,369
Prime Home Equity	183,310		221,905

Total revenues	1,451,546	1.84%	1,320,866	1.96%

Expenses:
Compensation expenses	420,592	0.53%	369,780	0.55%
Other operating expenses	209,924	0.27%	151,378	0.22%
Allocated corporate expenses	86,373	0.11%	99,098	0.15%

Total expenses	716,889	0.91%	620,256	0.92%

Pre-tax earnings	$734,657	0.93%	$700,610	1.04%

      Compared to the year-ago period, decreased demand for residential mortgages in the quarter ended March 31, 2005 was more than offset by an increase in our market share, resulting in higher production. Our mortgage loan production market share was 15.6% in the quarter ended March 31, 2005, up from 12.3% in the quarter ended March 31, 2004. (Source of Mortgage Market: Mortgage Bankers Association).
      Revenues increased over the year-ago period due primarily to increased margins on Prime Mortgage Loans caused by a shift in mix of products toward higher margin adjustable-rate loans, combined with favorable performance of our interest rate management activities as interest rates increased. Revenues also increased as a result of greater production and sales of higher margin Nonprime Mortgage and Prime Home Equity Loans. Combined sales of Nonprime Mortgage and Prime Home Equity Loan products were $16.5 billion in the quarter ended March 31, 2005 compared to $8.1 billion in the year-ago period. These revenue increases were partially offset by a decline in Nonprime margins caused by increased price competition and a reduction in net interest income on Prime Home Equity loans that resulted from a decline in the average balance of these loans during the current period. In the quarter ended March 31, 2005, $75.4 billion of mortgage loans, or 95% of loan production, was sold compared to $67.7 billion of mortgage loans, or 100% of loan production, in the quarter ended March 31, 2004, which resulted in a decline in revenues as a percentage of mortgage loan production in the current quarter.
      The amount of expenses increased from the year-ago period, primarily due to an increase in sales and marketing costs during the current quarter. The increase in sales and marketing costs was related to increased production in the quarter ended March 31, 2005, as well as to a change in our loan production mix toward our retail channels. High levels of productivity helped keep expenses as a percentage of production low. We continued to expand our loan production operations in the quarter ended March 31, 2005 despite a decline in the overall mortgage loan market to support our long-term objective of market share growth.

      Mortgage Banking loan production volume for the quarter ended March 31, 2005 increased 17% from the year-ago period. The increase was due to a rise in purchase and non-purchase loan production of 28% and 9%, respectively, resulting from an increase in market share. The increase in purchase loans is significant because this component of the mortgage market offers relatively stable growth, averaging 11% per year over the last 10 years. The non-purchase, or refinance, component of the mortgage market is highly volatile because it is driven almost exclusively by prevailing mortgage rates.
      The following table summarizes Mortgage Banking loan production by purpose and by interest rate type:

	Quarter Ended
	March 31,

	2005	2004

	(In millions)
Purpose:
Non-purchase	$43,335	$39,870
Purchase	35,414	27,614

	$78,749	$67,484

Interest Rate Type:
Adjustable Rate	$40,287	$26,653
Fixed Rate	38,462	40,831

	$78,749	$67,484

      In the quarter ended March 31, 2005, 51% of our loan production was adjustable-rate in comparison to 39% in the year-ago period. The shift in homeowner preferences toward adjustable-rate mortgages in the quarter ended March 31, 2005 was driven by an increase in 30-year fixed mortgage rates, coupled with the availability of attractive product alternatives such as hybrid adjustable-rate mortgages that provide a relatively low fixed rate for the first three to ten years of the mortgage and short-term pay-option adjustable-rate mortgages.
      The volume of Mortgage Banking Prime Home Equity and Nonprime Mortgage Loans produced (which is included in our total volume of loans produced) increased 51% during the quarter ended March 31, 2005 compared to the year-ago period. Details are shown in the following table:

	Quarter Ended
	March 31,

	2005	2004

	(Dollar amounts in
	millions)
Nonprime Mortgage Loans	$8,187	$6,048
Prime Home Equity Loans	6,619	3,729

	$14,806	$9,777

Percent of total Mortgage Banking loan production	18.8%	14.5%

      Prime Home Equity and Nonprime Mortgage Loans generally provide higher profit margins, and the demand for such loans is believed to be less interest rate sensitive than the demand for Prime Mortgage Loans. Consequently, we believe these loans will be a significant component of the Loan Production Sector’s future profitability, in particular if mortgage rates continue to rise.
      During the quarter ended March 31, 2005, the Loan Production Sector operated at approximately 102% of planned operational capacity, compared to 106% during the year-ago period. The primary capacity constraint in our loan origination activities is the number of loan operations personnel we have on staff. Therefore, we measure planned capacity with reference to the number of our loan operations personnel multiplied by the number of loans we expect each loan operations staff person to process under normal conditions. Management adjusts staffing levels to account for changes in the current and projected near-term mortgage market. We plan to continue building our sales staff as a primary means to increase our market share, particularly for purchase loans.
      The following table summarizes the number of people included in the Loan Production Sector workforce:

	Workforce at
	March 31,

	2005	2004

Sales	13,110	9,612
Operations:
Regular employees	7,999	7,224
Temporary staff	1,023	1,012

	9,022	8,236
Production technology	1,060	960
Administration and support	2,278	1,752

Total Loan Production Sector workforce	25,470	20,560

      The following table shows total Mortgage Banking loan production volume by division:

	Quarter Ended
	March 31,

	2005	2004

	(In millions)
Correspondent Lending	$33,307	$28,787
Consumer Markets	23,697	20,235
Wholesale Lending	17,357	15,638
Full Spectrum Lending	4,388	2,824

	$78,749	$67,484

      The Consumer Markets Division has expanded its commissioned sales force, which emphasizes purchase loan production, to 4,878 at March 31, 2005, an increase of 1,184 or 32%, over the year-ago period. This Division’s branch network has grown to 592 branch offices at March 31, 2005, an increase of 101 offices from March 31, 2004. The commissioned sales force contributed $9.1 billion in purchase originations during the quarter ended March 31, 2005, a 41% increase over the year-ago period. The purchase production generated by the commissioned sales force represented 78% of the Consumer Markets Division’s purchase production for the quarter ended March 31, 2005.
      The Wholesale Lending and Full Spectrum Lending Divisions also continued to grow their sales forces as a means to increase market share. At March 31, 2005, the sales force in the Wholesale Lending Division numbered 1,153, an increase of 26% compared to March 31, 2004. The Full Spectrum Lending Division expanded its sales force by 1,123, or 46%, compared to March 31, 2004, and has expanded its branch network to 168 branch offices at March 31, 2005, an increase of 58 offices over the year-ago period.

Loan Servicing Sector
      The Loan Servicing Sector includes a significant processing operation, consisting of approximately 6,400 employees who service our 6.5 million mortgage loans. Also included in the Loan Servicing Sector’s results is the performance of our investments in MSRs and other retained interests and associated risk management activities, as well as profits from subservicing activities in the United States. The long-term performance of this sector is impacted primarily by the level of interest rates and the corresponding impact on the level of projected and actual prepayments in our servicing portfolio.

      The following table summarizes the results for the Loan Servicing Sector:

	Quarter Ended March 31,

	2005		2004

		Percentage of		Percentage of
		Average		Average
		Servicing		Servicing
	Amount	Portfolio(1)	Amount	Portfolio(1)

	(Dollar amounts in thousands)
Servicing fees, net of guarantee fees	$720,317	0.335%	$557,963	0.339%
Miscellaneous fees	113,283	0.053%	179,295	0.109%
Income from other retained interests	118,336	0.055%	73,658	0.045%
Escrow balance income (expense)	30,529	0.014%	(39,052)	(0.024)%
Amortization of mortgage servicing rights	(472,187)	(0.220)%	(413,682)	(0.252)%
Recovery (impairment) of retained interests	313,821	0.146%	(995,645)	(0.605)%
Servicing hedge (losses) gains	(552,292)	(0.257)%	672,796	0.409%

Total servicing revenues	271,807	0.126%	35,333	0.021%

Operating expenses	148,172	0.069%	103,551	0.063%
Allocated corporate expenses	14,209	0.006%	18,245	0.011%

Total servicing expenses	162,381	0.075%	121,796	0.074%

Interest expense	92,237	0.043%	71,756	0.043%

Pre-tax earnings (loss)	$17,189	0.008%	$(158,219)	(0.096)%

Average servicing portfolio volume	$859,901,833		$657,876,156

(1)	Annualized
      Our servicing portfolio grew to $893.4 billion at March 31, 2005, a 31% increase from March 31, 2004. At the same time, the overall weighted-average note rate of loans in our servicing portfolio declined from 6.0% to 5.9%.
      Pre-tax earnings in the Loan Servicing Sector were $17.2 million during the quarter ended March 31, 2005, an improvement of $175.4 million from the year-ago period. Pre-tax earnings in the Loan Servicing Sector increased primarily due to a $162.4 million increase in the net servicing fees. This increase was caused by a 31% increase in the average servicing portfolio. In addition, amortization and impairment net of Servicing Hedge decreased by $25.9 million to $710.7 million during the current period.
      During the current period, mortgage rates were higher than in the year-ago period, which resulted in lower actual and projected prepayments. Such lower prepayments resulted in lower combined amortization and impairment. The combined recovery of previous impairment of retained interests, net of amortization, was $158.4 million during the quarter ended March 31, 2005 compared to a combined amortization and impairment charge of $1,409.3 million during the quarter ended March 31, 2004.
      The Servicing Hedge is designed to offset the impairment of MSRs and other retained interests. The values of the derivatives that constitute the primary components of the Servicing Hedge is tied to long-term Treasury, mortgage and swap rate indices. The increase in these rates during the quarter ended March 31, 2005 combined with time value decay of $119 million on the options included in the Servicing Hedge resulted in a Servicing Hedge loss of $552.3 million. During the quarter ended March 31, 2004, the Servicing Hedge generated a gain of $672.8 million resulting from a decline in long-term Treasury and swap rates partially offset by option time value decay of $118 million. In a stable interest rate environment, we expect to incur no significant impairment charges; however, we expect to incur losses related to the Servicing Hedge driven primarily by time decay on options used in the hedge. The level of Servicing Hedge losses in any period depends on various factors such as the size and composition of the hedge, the shape of the yield curve and the level of implied interest rate volatility.

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
      The LandSafe companies produced $19.8 million in pre-tax earnings, representing an increase of 7% from the year-ago period. The increase in LandSafe’s pre-tax earnings was primarily due to the increase in our loan origination activity.
Diversified Businesses
      To leverage our mortgage banking franchise, as well as to reduce the variability of earnings due to changes in mortgage interest rates, we have engaged in other financial services. These other businesses are grouped into the following segments: Banking, Capital Markets, Insurance and Global Operations.

Banking Segment
      Our banking strategy includes holding loans in portfolio that historically would have been immediately securitized and sold into the secondary mortgage market. Management believes this strategy will increase earnings, as well as provide more stable earnings over the long term. In the short term, reported consolidated profits will be impacted by the reduction in gains otherwise recognizable at time of sale.
      The Banking Segment achieved pre-tax earnings of $215.9 million during the quarter ended March 31, 2005, as compared to $105.6 million for the year-ago period. Following is the composition of pre-tax earnings by company:

	Quarter Ended
	March 31,

	2005	2004

	(In thousands)
Treasury Bank (“Bank”)	$205,873	$95,035
Countrywide Warehouse Lending (“CWL”)	17,292	15,625
Allocated corporate expenses	(7,225)	(5,052)

Pre-tax earnings	$215,940	$105,608

      The Bank’s revenues and expenses are summarized in the following table:

	Quarter Ended
	March 31,

	2005	2004

	(Dollar amounts in
	thousands)
Interest income	$550,274	$228,016
Interest expense	300,271	110,020

Net interest income	250,003	117,996
Provision for loan losses	(6,406)	(8,408)

Net interest income after provision for loan losses	243,597	109,588
Non-interest income	30,236	16,211
Non-interest expense	(67,960)	(30,764)

Pre-tax earnings	$205,873	$95,035

Efficiency ratio(1)	22%	20%
After-tax return on average assets	1.12%	1.10%

(1)	Non-interest expense divided by the sum of net interest income plus non-interest income.
      The increase in net interest income is primarily due to a $23.9 billion or 114% increase in average interest-earning assets, as summarized below:

	Quarter Ended March 31,

	2005			2004

	Average		Yield/	Average		Yield/
	Balance	Amount	Cost	Balance	Amount	Cost

	(Dollar amounts in thousands)
Net interest income:
Yield on interest-earning assets:
Mortgage loans held for investment	$37,252,763	$477,047	5.19%	$16,452,931	$187,135	4.61%
Securities available for sale	6,037,892	60,727	4.08%	3,455,684	35,708	4.19%
Other	1,439,749	12,500	3.52%	947,567	5,173	2.21%

Total yield on interest-earning assets	44,730,404	550,274	4.99%	20,856,182	228,016	4.43%

Cost of interest-bearing liabilities:
Deposits	21,822,142	154,189	2.87%	10,150,615	44,399	1.77%
FHLB advances	16,789,533	131,668	3.18%	7,737,637	61,202	3.21%
Other	2,257,481	14,414	2.59%	1,591,937	4,419	1.13%

Total cost of interest-bearing liabilities	$40,869,156	300,271	2.98%	$19,480,189	110,020	2.29%

Net interest income		$250,003	2.27%		$117,996	2.29%

      The provision for loan losses declined during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 in spite of the increase in mortgage loans held for investment due to continued strong credit performance of the portfolio.

      The composition of the Bank’s balance sheets was as follows:

	March 31,		December 31,
	2005		2004

	Amount	Rate	Amount	Rate

	(Dollar amounts in millions)
Assets
Cash	$244	0.44%	$140	1.35%
Short-term investments	290	2.86%	225	2.16%
Mortgage loans held for investment, net	42,413	5.40%	34,230	5.11%
Available-for-sale securities	6,816	5.05%	5,246	4.34%
FHLB & FRB stock	903	4.39%	795	3.96%
Other assets	425	—	328	—

Total assets	$51,091	5.30%	$40,964	4.97%

Liabilities and Equity
Deposits:
Company-controlled escrow deposit accounts	$10,029	2.75%	$7,901	2.19%
Customer	15,657	3.27%	12,112	3.01%
FHLB advances	17,875	3.22%	15,475	2.97%
Other borrowings	3,176	2.83%	1,811	2.37%
Other liabilities	1,030	—	740	—

	47,767	3.27%	38,039	2.79%
Shareholder’s equity	3,324		2,925

Total liabilities and equity	$51,091		$40,964

Non-accrual loans	$33.3		$21.8

Capital ratios:
Tier 1 Leverage	7.5%		7.8%
Tier 1 Risk-based capital	11.0%		11.8%
Total Risk-based capital	11.2%		12.0%
      The Banking Segment also includes the operation of CWL. CWL’s pre-tax earnings increased by $1.7 million during the quarter ended March 31, 2005 in comparison to the year-ago period, primarily due to a 54% increase in average mortgage warehouse advances, which resulted primarily from an overall increase in loan production in the Mortgage Banking Segment combined with an increase in external customers.

Capital Markets Segment
      Our Capital Markets Segment achieved pre-tax earnings of $122.0 million for the quarter ended March 31, 2005, a decrease of $31.1 million, or 20%, from the year-ago period. Total revenues were $203.9 million, a decrease of $19.5 million, or 9%, compared to the year-ago period. During the quarter ended March 31, 2005, a less favorable mortgage related fixed income market led to reduced mortgage-backed securities trading volumes and margins. Partially offsetting this decline, Capital Markets benefited from its commercial real estate activities, which generated revenues totaling $29.0 million from the sale of commercial loans in this quarter. The Capital Markets Segment has expanded its staffing and infrastructure to invest in the development of new lines of business such as U.S. Treasury securities trading, commercial real estate finance and broker-dealer operations in Japan, which largely contributed to an increase in expenses of $11.6 million, or 17%, compared to the year-ago period.

      The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Quarter Ended
	March 31,

	2005	2004

	(In thousands)
Revenues:
Conduit	$95,988	$107,333
Underwriting	51,557	63,262
Commercial real estate	29,007	—
Securities trading	19,414	49,138
Brokering	6,209	4,032
Other	1,734	(369)

Total revenues	203,909	223,396
Expenses:
Operating expenses	77,736	67,935
Allocated corporate expenses	4,126	2,310

Total expenses	81,862	70,245

Pre-tax earnings	$122,047	$153,151

      During the quarter ended March 31, 2005, the Capital Markets Segment generated revenues totaling $96.0 million from its conduit activities, which include brokering and managing the acquisition and sale or securitization of whole loans on behalf of CHL. Conduit revenues for the quarter ended March 31, 2005 decreased 11% in comparison to the year-ago period, primarily as a result of a decrease in the conduit loans sold.
      Underwriting revenues decreased $11.7 million over the year-ago period because of decreased underwriting of CHL securitizations by Capital Markets.
      Trading revenues declined 60% due to a decrease in the size of the overall mortgage market, which resulted in a decline in mortgage securities trading volume and margins. Trading volumes declined 16% from the year-ago period before giving effect to the introduction by the Company of U.S. Treasury securities trading. Including U.S. Treasury securities, the total securities volume traded increased 20% over the year-ago period. The U.S. Treasury securities trading operation is still in its development stages and has not yet produced significant net earnings.
      The following table shows the composition of CSC securities trading volume, which includes intersegment trades with the mortgage banking operations, by instrument:

	Quarter Ended
	March 31,

	2005	2004

	(In millions)
Mortgage-backed securities	$420,361	$499,150
Asset-backed securities	34,365	37,607
Government agency debt	8,858	18,543
Other	10,534	6,899

Subtotal(1)	474,118	562,199
U.S. Treasury securities	354,503	128,239

Total securities trading volume	$828,621	$690,438

(1)	Approximately 16% and 13% of the segment’s non-U.S. Treasury securities trading volume was with CHL during the quarter ended March 31, 2005 and 2004, respectively.

Insurance Segment
      The Insurance Segment’s pre-tax earnings increased 5% over the year-ago period, to $54.6 million. The following table shows pre-tax earnings by business line:

	Quarter Ended
	March 31,

	2005	2004

	(In thousands)
Balboa Reinsurance Company	$43,120	$32,941
Balboa Life and Casualty Operations(1)	17,317	24,928
Allocated corporate expenses	(5,860)	(5,874)

Pre-tax earnings	$54,577	$51,995

(1)	Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.
      The following table shows net insurance premiums earned:

	Quarter Ended
	March 31,

	2005	2004

	(In thousands)
Balboa Reinsurance Company	$43,695	$37,249
Balboa Life and Casualty Operations	155,823	158,134

Total net insurance premiums earned	$199,518	$195,383

      The following table shows insurance claim expenses:

	Quarter Ended March 31,

	2005		2004

		As Percentage		As Percentage
		of Net		of Net
		Earned		Earned
	Amount	Premiums	Amount	Premiums

	(Dollar amounts in thousands)
Balboa Reinsurance Company	$6,922	16%	$8,004	21%
Balboa Life and Casualty Operations	69,013	44%	76,671	48%

Total insurance claim expenses	$75,935		$84,675

      Our mortgage reinsurance business produced $43.1 million in pre-tax earnings, an increase of 31% over the year-ago period, driven primarily by growth of 5% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts along with a reduced provision for insured losses, which reflects reduced loss expectations relating to reinsured risk.
      Our Life and Casualty insurance business produced pre-tax earnings of $17.3 million, a decrease of $7.6 million from the year-ago period. The decline in earnings was driven by a $2.3 million, or 1.5%, decrease in net earned premiums during the quarter ended March 31, 2005 in comparison to the year-ago period, along with an increase in direct expenses allocated from corporate. The decline in net earned premiums was primarily attributable to a decline in lender-placed insurance due to entering a reinsurance agreement with a major client, partially offset by an increase in voluntary homeowners insurance.
      Our Life and Casualty insurance operations manage insurance risk by reinsuring portions of their insured risk. Balboa seeks to earn profits by capitalizing on Countrywide’s customer base and institutional relationships, as well as through operating efficiencies and sound underwriting.

Global Operations Segment
      Global Operations pre-tax earnings totaled $4.0 million, a decrease of $7.7 million from the year-ago period. The decrease in earnings was due to a 53% decline in the number of new mortgage loans processed.
Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities
      Gain on sale of loans and securities is summarized below:

	Quarter Ended March 31,

	2005			2004

		Gain on Sale			Gain on Sale

			As Percentage			As Percentage
	Loans Sold	Amount	of Loans Sold	Loans Sold	Amount	of Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$58,920,588	$729,345	1.24%	$59,600,127	$549,865	0.92%
Nonprime Mortgage Loans	12,486,366	351,492	2.82%	5,385,460	291,945	5.42%
Prime Home Equity Loans	4,025,409	156,393	3.89%	2,757,498	115,104	4.17%

Production Sector	75,432,363	1,237,230	1.64%	67,743,085	956,914	1.41%
Reperforming loans	459,248	15,566	3.39%	1,474,137	81,950	5.56%

	$75,891,611	1,252,796		$69,217,222	1,038,864

Capital Markets:
Conduit activities	$9,009,011	81,070	0.90%	$10,619,327	96,750	0.91%
Underwriting	N/A	39,448	N/A	N/A	45,611	N/A
Commercial real estate	$646,351	27,695	4.28%	N/A	—	N/A
Securities trading and other	N/A	(30,365)	N/A	N/A	(69,195)	N/A

		117,848			73,166
Other	N/A	(8,856)	N/A	N/A	5,360	N/A

		$1,361,788			$1,117,390

      Gain on sale of Prime Mortgage Loans increased in the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 due primarily to higher margins resulting from a shift in mix of products towards higher margin in adjustable-rate products combined with favorable performance of our interest rate risk management activities as interest rates rose. This increase in gain on sale revenues was partially offset by decreased net interest income associated with Prime Mortgage Loans because of a decrease in the average holding period of the inventory, which shifts revenues from interest income to gain on sale. In addition, the spread between long and short-term interest rates was smaller in the current quarter as compared to the year-ago period, which also shifts revenues from interest income to gain on sale. Gain on sale of Home Equity and Nonprime Mortgage Loans increased in the quarter ended March 31, 2005 compared to quarter ended March 31, 2004 due primarily to increased sales of these loans partially offset by a decline in margins on these products.
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
      The decrease in Capital Markets’ gain on sale related to its conduit activities was due to decreased sales of conduit mortgage loans. Capital Markets’ revenues from its trading activities consist of gain on sale and interest income. In a steep yield curve environment, trading revenues derive largely or entirely from net interest income earned during the securities’ holding period. As the yield curve flattens, the mix of revenues will naturally shift toward gain on sale of securities. During the quarter ended March 31, 2005 there was a flattening of the yield curve.
      In general, gain on sale of loans and securities is affected by numerous factors, including the volume and mix of loans sold, production channel mix, the level of price competition, the slope of the yield curve, and the effectiveness of our associated interest rate risk management activities. Our determination of the timing of loan sales can have a material impact on our earnings, particularly in the short-term.

Net Interest Income
      Net interest income is summarized below:

	Quarter Ended
	March 31,

	2005	2004

	(In thousands)
Net interest income (expense):
Banking Segment loans and securities	$261,211	$124,318
Mortgage Banking Segment loans and securities	176,331	365,063
Interest income (expense) on custodial balances	30,529	(39,052)
Servicing Sector interest expense	(95,867)	(85,904)
Reperforming loans	28,525	24,898
Capital Markets Segment securities portfolio	65,095	131,662
Other	19,020	11,210

Net interest income	484,844	532,195
Provision for loan losses related to loans held for investment	(19,622)	(20,781)

Net interest income after provision for loan losses	$465,222	$511,414

      The increase in net interest income from the Banking Segment was primarily attributable to growth in the average investment in mortgage loans in the Bank and CWL. Average assets in the Banking Segment increased to $48.3 billion during the quarter ended March 31, 2005, an increase of $24.7 billion over the year-ago period. The average net interest margin earned decreased to 2.22% during the quarter ended March 31, 2005 from 2.25% during the year-ago period.
      The decrease in net interest income from Mortgage Banking loans and securities reflects a decrease in the average holding period of inventory of mortgage loans during the quarter ended March 31, 2005 as compared to the year-ago period, which resulted in lower average inventory balances. Average inventory decreased primarily due to the sale of Prime Home Equity Loans that had been held as investments in the year-ago period. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. Short-term interest rates rose more than long-term mortgage interest rates between the year-ago period and the quarter ended March 31, 2005, reducing the net interest income relating to outstanding balances. In addition, the mix of loans produced shifted towards adjustable-rate mortgage loans, which typically carry lower rates than fixed-rate mortgage loans. The decline in net interest income was partially offset by increased gain on sale.
      Net interest income from custodial balances increased in the current period due to an increase in the earnings rate on the custodial balances from 0.82% during the quarter ended March 31, 2004 to 2.37% during the quarter ended March 31, 2005, resulting from an increase in short-term interest rates, and to an increase in average custodial balances of $3.4 billion or 24% over the year-ago period. We are required to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $73.7 million and $68.0 million in the quarter ended March 31, 2005 and 2004, respectively.
      Interest expense allocated to the Loan Servicing Sector increased primarily due to an increase in total Servicing Sector assets.
      The decrease in interest income related to reperforming loans is a result of a decrease in the average balance of such loans held.
      The decrease in net interest income from the Capital Markets securities portfolio is attributable to a decrease in the average net spread earned from 1.18% in the quarter ended March 31, 2004 to 0.51% in the quarter ended March 31, 2005, partially offset by an increase of 14% in the average inventory of securities held. The decrease in net spread earned on the securities portfolio is primarily due to a larger increase in short-term financing rates versus the increase in rates in the longer-term securities held by the Capital Markets Segment.

Loan Servicing Fees and Other Income from Retained Interests
      Loan servicing fees and other income from retained interests are summarized below:

	Quarter Ended
	March 31,

	2005	2004

	(In thousands)
Servicing fees, net of guarantee fees	$720,317	$557,963
Income from other retained interests	118,336	73,658
Late charges	56,868	43,332
Prepayment penalties	32,903	42,591
Global Operations Segment subservicing fees	28,527	26,690
Ancillary fees	15,407	12,547

Total loan servicing fees and other income from retained interests	$972,358	$756,781

      The increase in servicing fees, net of guarantee fees, was principally due to a 31% increase in the average servicing portfolio, partially offset by a reduction in the overall annualized net service fee earned from 0.339% of the average portfolio balance during the quarter ended March 31, 2004 to 0.335% during the quarter ended March 31, 2005. The reduction in the overall net service fee was largely due to agreements we reached with certain loan investors to reduce our contractual servicing fee rate. The resulting excess yield has been securitized and sold or is included on the balance sheet as trading securities.
      The increase in income from other retained interests was due primarily to an increase in the average investment in these assets, along with an increase in the yield on these investments from 21% in the quarter ended March 31, 2004 to 24% in the quarter ended March 31, 2005. The yield excludes any impairment charges. Such charges are included in recovery (impairment) of retained interests on the consolidated statement of earnings. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of nonconforming mortgage loans, particularly Nonprime Mortgage and Prime Home Equity Loans.

Amortization of Mortgage Servicing Rights
      We recorded amortization of MSRs of $472.2 million, or an annual rate of 19.0%, during the quarter ended March 31, 2005 as compared to $413.7 million, or an annual rate of 19.9%, during the year-ago period. The lower amortization rate was offset by a higher MSR asset balance attributable to net growth in the servicing portfolio resulting in an increase in amortization for the quarter ended March 31, 2005 compared to the year-ago period.

Recovery (Impairment) of Retained Interests and Servicing Hedge (Losses) Gains
      Recovery (impairment) of retained interests and Servicing Hedge (losses) gains are detailed below:

	Quarter Ended
	March 31,

	2005	2004

	(In thousands)
Recovery (impairment) of retained interests:
MSRs	$452,434	$(902,230)
Other retained interests	(137,070)	(93,415)

	$315,364	$(995,645)

Servicing Hedge (losses) gains recorded in earnings	$(552,292)	$672,796

      Recovery of previously recorded MSR impairment during the quarter ended March 31, 2005 resulted from an increase in the estimated fair value of MSRs, primarily driven by the increase in mortgage rates during the period. Impairment of MSRs in the quarter ended March 31, 2004 resulted generally from a decrease in their estimated fair value, driven by a decrease in mortgage rates during the period. In the quarter ended March 31, 2005, we recognized impairment of other retained interests, primarily because of a decline in the value of nonprime securities. The collateral underlying certain of these residuals is fixed-rate for a period while the pass-through rate is floating. An increase in projected short-term interest rates during the current period resulted in a compression of the spread on such residuals, which resulted in a decline in their value.
      Rising mortgage rates in the future should result in an increase in the estimated fair value of the MSRs and recovery of all or a portion of the impairment reserve, which amounted to $638.1 million at March 31, 2005. The MSR amortization rate, which is tied to the expected net cash flows from the MSRs, likewise should reduce as mortgage rates rise.
      Long-term Treasury and swap rates increased during the quarter ended March 31, 2005. The increase in the rates combined with time value decay of $119 million on the options included in the Servicing Hedge resulted in a Servicing Hedge loss of $552.3 million in the quarter ended March 31, 2005. During the quarter ended March 31, 2004, the Servicing Hedge generated a gain of $672.8 million. This gain resulted from a decline in long-term Treasury and swap rates during the quarter ended March 31, 2004 partially offset by option time value decay of $118 million.
      The Servicing Hedge is intended to moderate the effect on earnings caused by changes in the estimated fair value of MSRs and other retained interests that generally result from changes in mortgage rates. Rising interest rates in the future will result in Servicing Hedge losses.

Net Insurance Premiums Earned
      The increase in net insurance premiums earned is due to an increase in reinsurance premiums, partially offset by a decline in premiums earned on the lender-placed property line of business.

Commissions and Other Income
      Commissions and other income consisted of the following:

	Quarter Ended
	March 31,

	2005	2004

	(In thousands)
Appraisal fees, net	$21,565	$14,998
Credit report fees, net	18,521	17,881
Global Operations Segment processing fees	13,264	21,290
Title services	11,558	10,793
Insurance agency commissions	4,870	15,936
Other	45,336	39,883

Total commissions and other income	$115,114	$120,781

Compensation Expenses
      Compensation expenses are summarized below:

	Quarter Ended
	March 31,

	2005	2004

	(In thousands)
Base salaries	$442,898	$355,609
Incentive bonus and commissions	379,580	321,324
Payroll taxes and benefits	149,538	118,688
Deferral of loan origination costs	(185,537)	(114,957)

Total compensation expenses	$786,479	$680,664

      Compensation expenses increased $105.8 million, or 16%, during the quarter ended March 31, 2005 as compared to the year-ago period. In the Loan Production Sector, compensation expenses increased $50.8 million, or 14%, because of a 28% increase in average staff. In the Loan Servicing Sector, compensation expense rose $11.0 million, or 16%, to accommodate a 23% increase in the number of loans serviced. Compensation expenses increased in most other business segments and corporate areas, reflecting growth in the Company.
      Average headcount by segment is summarized below:

	Quarter Ended
	March 31,

	2005	2004

Mortgage Banking	32,565	26,383
Banking	1,552	825
Capital Markets	575	487
Insurance	1,909	1,770
Global Operations	2,349	1,971
Corporate Administration	4,286	3,447

Average workforce, including temporary staff	43,236	34,883

      Incremental direct costs associated with the origination of loans are deferred when incurred. When the related loan is sold, the costs deferred are included as a component of gain on sale.

Occupancy and Other Office Expenses
      Occupancy and other office expenses are summarized below:

	Quarter Ended
	March 31,

	2005	2004

	(In thousands)
Office and equipment rentals	$42,591	$34,140
Utilities	34,658	27,613
Depreciation expense	33,524	25,661
Postage and courier service	23,537	21,082
Office supplies	16,069	13,394
Dues and subscriptions	12,252	9,208
Repairs and maintenance	11,738	10,864
Other	25,902	25,909

Total occupancy and other office expenses	$200,271	$167,871

      Occupancy and other office expenses for the quarter ended March 31, 2005 increased by $32.4 million, or 19%, primarily to accommodate a 22% increase in the average headcount.

Insurance Claim Expenses
      Insurance claim expenses were $75.9 million for the quarter ended March 31, 2005 as compared to $84.7 million for the year-ago period. The decrease in insurance claim expenses was due mainly to a decrease in the loss ratio experienced on lender-placed property and voluntary homeowners lines of business.

Advertising and Promotion Expenses
      Advertising and promotion expenses increased 72% from the quarter ended March 31, 2004, as a result of a shift in the mortgage loan production market towards purchase activity combined with a shift in mix of our mortgage loan production towards our retail channels.

Other Operating Expenses
      Other operating expenses are summarized below:

	Quarter Ended
	March 31,

	2005	2004

	(In thousands)
Insurance commission expense	$31,570	$32,911
Legal and consulting fees	27,461	19,618
Travel and entertainment	23,758	17,257
Losses on servicing-related advances	21,455	6,295
Software amortization and impairment	13,108	9,740
Insurance	11,649	14,243
Taxes and licenses	10,540	8,493
Other	28,060	23,696
Deferral of loan origination costs	(29,577)	(15,065)

Total other operating expenses	$138,024	$117,188

      Losses on servicing-related advances consist primarily of losses arising from unreimbursed servicing advances on defaulted loans and credit losses arising from defaulted VA-guaranteed loans. (See the “Credit Risk Management” section of this Report for a further discussion of credit risk.) The increase in losses on servicing-related advances is due to growth in the Company’s loan servicing portfolio along with the Company recognizing recoveries in the quarter ended March 31, 2004 that did not recur in the current quarter.
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
      Based upon this modeling, the following table summarizes the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of March 31, 2005, given several hypothetical, instantaneous, parallel shifts in the yield curve:

	Change in Fair Value

Change in Interest Rate (Basis Points)	-100	-50	+50	+100

		(In millions)
MSRs and other financial instruments:
MSR and other retained interests	$(2,849)	$(1,344)	$917	$1,617
Impact of Servicing Hedge:
Swap-based	2,276	887	(331)	(359)
Treasury-based	371	109	(86)	(176)

MSRs and other retained interests, net	(202)	(348)	500	1,082

Committed Pipeline	284	186	(281)	(580)
Mortgage Loan Inventory	912	530	(646)	(1,314)

	Change in Fair Value

Change in Interest Rate (Basis Points)	-100	-50	+50	+100

		(In millions)
Impact of associated derivative instruments:
Mortgage-based	(1,252)	(735)	928	1,913
Treasury-based	321	124	(24)	(25)
Eurodollar-based	(180)	(93)	106	225

Committed Pipeline and Mortgage Loan Inventory, net	85	12	83	219

Treasury Bank:
Securities portfolio	153	94	(120)	(252)
Mortgage loans	481	258	(281)	(588)
Deposit liabilities	(228)	(117)	119	238
Federal Home Loan Bank Advances	(345)	(167)	160	312

Treasury Bank, net	61	68	(122)	(290)

Notes payable and capital securities	(778)	(386)	376	729
Impact of associated derivative instruments:
Swap-based	112	55	(55)	(110)

Notes payable and capital securities, net	(666)	(331)	321	619

Insurance company investment portfolios	38	21	(23)	(48)

Net change in fair value related to MSRs and other financial instruments	$(684)	$(578)	$759	$1,582

Net change in fair value related to broker-dealer trading securities	$(9)	$0	$(10)	$(27)

      The following table summarizes the estimated change in fair value of the Company’s interest rate-sensitive assets, liabilities and commitments as of December 31, 2004, given several hypothetical (instantaneous) parallel shifts in the yield curve:

	Change in Fair Value

Change in Interest Rate (Basis Points)	-100	-50	+50	+100

		(In millions)
Net change in fair value related to MSRs and other financial Instruments	$(285)	$(492)	$787	$1,765

Net change in fair value related to broker-dealer trading securities	$(11)	$(3)	$(8)	$(24)

      These sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate certain movements in interest rates; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that result from changes in interest rates. In addition, not all of the changes in fair value would affect current period earnings. For example, MSRs are carried by impairment stratum at the lower of amortized cost or market value. Consequently, absent hedge accounting, any increase in the value of a particular MSR stratum above its amortized cost basis would not be reflected in current-period earnings. The total impairment reserve was $638.1 million as March 31, 2005. On April 1, 2005, we implemented hedge accounting in accordance with SFAS 133 for a portion of our interest rate risk management activities related to our MSRs. In addition, our debt is carried at its unpaid principal balance net of issuance discount or premium; therefore, absent hedge accounting, changes in the market value of our debt are not recorded in current-period earnings. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

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
Credit Risk

Securitization
      As a mortgage banker, we have historically sold substantially all the mortgage loans that we produced, generally through securitizations. When we securitize our mortgage loans we retain limited credit risk. As described in our 2004 Annual Report, the degree to which credit risk on the underlying loans is transferred through the securitization process depends on the structure of the securitization. Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity Loans and Nonprime Mortgage Loans generally are securitized with limited recourse for credit losses.
      Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. These amounts at March 31, 2005 are as follows:

March 31,
2005

(In thousands)
Subordinated Interests:
Prime home equity residual securities	$864,270
Nonprime residual securities	470,922
Prime home equity transferor’s interests	395,766
Nonconforming residual securities	23,365
Subordinated mortgage-backed pass-through securities	2,261

$1,756,584

Corporate guarantees in excess of recorded liability	$417,820

      The carrying value of the residual securities is net of expected future credit losses. The total credit losses incurred for the periods indicated related to all of our mortgage securitization activities are summarized as follows:

	Quarter Ended
	March 31,

	2005	2004

	(In thousands)
Nonprime securitizations with retained residual interest	$12,118	$9,086
Repurchased or indemnified loans	8,305	13,282
Prime home equity securitizations with retained residual interest	4,497	6,049
Nonprime securitizations with corporate guarantee	4,518	6,585
VA losses in excess of VA guarantee	526	439
Prime home equity securitizations with corporate guarantee	436	3,299

	$30,400	$38,740

Mortgage Reinsurance
      We provide mortgage reinsurance on mortgage loans included in our servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, we absorb mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a cap, in exchange for a portion of the pools’ mortgage insurance premium. As of March 31, 2005, approximately $72.4 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At March 31, 2005, the maximum aggregate losses under the reinsurance contracts were $430.3 million. We are required to pledge securities to cover this potential liability. For the quarter ended March 31, 2005 we did not experience any losses under our reinsurance contracts.

Mortgage Loans Held for Sale
      At March 31, 2005, mortgage loans held for sale amounted to $29.9 billion. While the loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

Portfolio Lending Activities
      We have a portfolio of mortgage loans held for investment, consisting primarily of Prime Mortgage and Prime Home Equity Loans, which amounted to $42.8 billion at March 31, 2005. This portfolio is held primarily in our Bank. Prime Home Equity Loans held in the Bank with combined loan-to-value ratios equal to or above 90% are covered by a pool insurance policy that provides partial protection against credit losses. Otherwise, we generally retain full credit exposure on these loans.
      We also provide short-term secured mortgage-loan warehouse advances to various lending institutions, which totaled $3.5 billion at March 31, 2005. We incurred no credit losses related to this activity in the quarter ended March 31, 2005.
      Our total allowance for credit losses on mortgage loans held for investment amounted to $134.9 million at March 31, 2005.

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
      The aggregate amount of counterparty credit exposure after consideration of relevant netting agreements at March 31, 2005, before and after collateral held by us, was as follows:

March 31,
2005

(In millions)
Aggregate credit exposure before collateral held	$1,463
Less: collateral held	(925)

Net aggregate unsecured credit exposure	$538

      For the quarter ended March 31, 2005, we incurred no credit losses due to non-performance of any of our counterparties.
Loan Servicing
      The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans and securities held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated.

	Quarter Ended
	March 31,

	2005	2004

	(In millions)
Beginning owned portfolio	$821,475	$630,451
Add: Loan production	91,460	76,204
Purchased MSRs	17,931	9,178
Less: Runoff(1)	(58,639)	(48,292)

Ending owned portfolio	872,227	667,541
Subservicing portfolio	21,178	15,307

Total servicing portfolio	$893,405	$682,848

MSR portfolio	$798,518	$616,888
Mortgage loans owned	73,709	50,653
Subservicing portfolio	21,178	15,307

Total servicing portfolio	$893,405	$682,848

	March 31,

	2005	2004

	(Dollar amounts in
	millions)
Composition of owned portfolio at period end:
Conventional mortgage	$677,251	$537,595
FHA-insured mortgage	39,228	42,879
VA-guaranteed mortgage	13,127	13,723
Nonprime Mortgage	93,607	45,372
Prime Home Equity	49,014	27,972

Total owned portfolio	$872,227	$667,541

Delinquent mortgage loans(2):
30 days	2.03%	1.92%
60 days	0.57%	0.54%
90 days or more	0.71%	0.74%

Total delinquent mortgage loans	3.31%	3.20%

Loans pending foreclosure(2)	0.43%	0.42%

	March 31,

	2005	2004

	(Dollar amounts in
	millions)
Delinquent mortgage loans(2):
Conventional	1.99%	1.85%
Government	10.50%	10.81%
Nonprime Mortgage	9.59%	9.92%
Prime Home Equity	0.97%	0.62%
Total delinquent mortgage loans	3.31%	3.20%
Loans pending foreclosure(2):
Conventional	0.22%	0.22%
Government	1.14%	1.23%
Nonprime Mortgage	1.84%	1.89%
Prime Home Equity	0.05%	0.04%
Total loans pending foreclosure	0.43%	0.42%

(1)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).

(2)	Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their non-performing status.
      We attribute the overall increase in delinquencies in our servicing portfolio primarily to the relative overall increase in the number of loans in the nonprime portfolios, which carry higher delinquency rates than the conventional and Prime Home Equity portfolios. Also contributing to the increase in the overall delinquency rate is an increase in the delinquency rate of our conventional portfolio. We believe the delinquency rates in our servicing portfolio are consistent with industry experience for similar mortgage loan portfolios.
Liquidity and Capital Resources
      We regularly forecast our potential funding needs over three-month and longer horizons, taking into account debt maturities and potential peak balance sheet levels. Available reliable sources of liquidity are appropriately established and sized to meet potential future funding requirements. We currently have $83.1 billion in available sources of short-term liquidity, which represents an increase of $9.9 billion from December 31, 2004. We believe we have adequate financing to meet our current needs.
      At March 31, 2005 and at December 31, 2004, CFC’s regulatory capital ratios were as follows:

		March 31, 2005		December 31, 2004
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

		(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	7.9%	$11,000,806	7.9%	$10,332,383
Risk-Based Capital
Tier 1	6.0%	11.1%	$11,000,806	11.1%	$10,332,383
Total	10.0%	11.7%	$11,605,954	11.7%	$10,928,223

(1)	Minimum required to qualify as “well capitalized.”

Cash Flow
      Cash flow provided by operating activities was $12.1 billion for the quarter ended March 31, 2005, compared to $1.8 billion for the quarter ended March 31, 2004. The increase in cash flow from operations for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 was primarily due to a $6.9 billion net decrease in cash used to fund Mortgage Loan Inventory and a $4.2 billion net decrease in cash used to fund investments in trading securities.

      Net cash used by investing activities was $19.4 billion for the quarter ended March 31, 2005, compared to $5.2 billion for the quarter ended March 31, 2004. The increase in net cash used in investing activities was attributable to a $4.5 billion increase in cash used to fund loans held for investment, combined with a $4.6 billion increase in cash used to fund investments in other financial instruments and a $5.0 billion increase in securities purchased under agreements to resell and securities borrowed.
      Net cash provided by financing activities for the quarter ended March 31, 2005 totaled $7.3 billion, compared to $4.0 billion for the quarter ended March 31, 2004. The increase in cash provided by financing activities was comprised of a $3.4 billion net increase in short-term borrowings and a $2.8 billion net increase in bank deposit liabilities partially offset by a $2.8 billion decrease in long-term debt.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees
      In the ordinary course of our business, we engage in financial transactions that are not reflected on our balance sheet. (See Note 2 — “Summary of Significant Accounting Policies” in the 2004 Annual Report for a description of our consolidation policy.) Such transactions are structured to manage our interest rate, credit or liquidity risks, to diversify funding sources or to optimize our capital.
      Substantially all of our off-balance sheet arrangements relate to the securitization of mortgage loans. Our mortgage loan securitizations are normally structured as sales in accordance with SFAS 140, and as such involve the transfer of mortgage loans to qualifying special-purpose entities that are not subject to consolidation. In a securitization, an entity transferring the assets is able to convert those assets into cash. Special-purpose entities used in such securitizations obtain cash to acquire the assets by issuing securities to investors. In a securitization, we customarily provide representations and warranties with respect to the mortgage loans transferred. In addition, we generally retain the right to service the transferred mortgage loans.
      We also generally have the right to repurchase mortgage loans from the special-purpose entity if the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans becomes burdensome in relation to the benefits of servicing.
      Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Loans generally are securitized with limited recourse for credit losses. During the quarter ended March 31, 2005, we securitized $15.0 billion in Nonprime Mortgage and Prime Home Equity Loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk.”
      We do not believe that any of our off-balance sheet arrangements have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
      The following table summarizes our significant contractual obligations at March 31, 2005, with the exception of short-term borrowing arrangements and pension and post-retirement benefit plans:

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Obligations:
Notes payable	$12,493,086	$17,452,960	$11,788,904	$3,315,782	$45,050,732
Time deposits	$6,153,605	$3,924,195	$2,507,212	$848,613	$13,433,625
Operating leases	$130,243	$205,900	$103,937	$31,968	$472,048
Purchase obligations	$150,932	$18,120	$3,410	$754	$173,216
      As of March 31, 2005, the Company had undisbursed home equity lines of credit and construction loan commitments of $5.2 billion and $1.0 billion, respectively. As of March 31, 2005, outstanding commitments to fund mortgage loans in process totaled $39.1 billion.
      In connection with the Company’s underwriting activities, the Company had commitments to purchase and sell new issues of securities aggregating $450.2 million at March 31, 2005.
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

      According to the trade publication Inside Mortgage Finance, the top five originators produced 44% of all loans originated during the quarters ended March 31, 2005, and December 31, 2004. Following is a comparison of loan volume for the top five originators, according to Inside Mortgage Finance:

	Quarter Ended	Quarter Ended
Institution	March 31, 2005	December 31, 2004

	(In billions)
Countrywide	$91	$95
Wells Fargo Home Mortgage	65	69
Washington Mutual	54	59
Chase Home Finance	39	44
Bank of America Mortgage	33	35

Total for Top Five	$282	$302

      We believe the consolidation trend will continue, as the aforementioned market forces will continue to drive out weak competitors. We believe Countrywide will benefit from this trend through increased market share. In addition, we believe that industry consolidation should lessen irrational price competition, which from time to time has affected the industry.
      Compared to Countrywide, the other industry leaders are less reliant on the secondary mortgage market as an outlet for adjustable-rate mortgages, due to their greater portfolio lending capacity. This could place us at a competitive disadvantage in the future if the demand for adjustable-rate mortgages continues, the secondary mortgage market does not continue to provide a competitive outlet for these loans, or we are unable to sustain an adequate portfolio lending capacity.

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

Recently Issued New Accounting Standards
      Late in 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”). The consensus requires that all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer’s share price should be included in diluted earnings per share computations (if dilutive), regardless of whether the market conditions have been met.
      The consensus includes instruments that have more than one contingency if one of the contingencies is based on market conditions indexed to the issuer’s share price and that instrument can be converted to shares based on achieving a market condition — that is, the conversion is not dependent on a substantive non-market-based contingency. The application of this consensus is required beginning with the December 31, 2004 reporting period. As detailed in the 2004 Annual Report, Countrywide’s Liquid Yield Option Notes and Convertible Securities meet the criteria of EITF 04-8. Therefore, earnings per share amounts have been recalculated and restated for the three months ended March 31, 2004.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of FASB Statement No. 123 (“SFAS 123”), “Accounting

for Stock-Based Compensation.” This Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS 123R requires measurement of fair value of employee stock options using an option pricing model that takes into account the awarded options’ unique characteristics. SFAS 123R requires charging the recognized cost to expense over the period the employee provides services to earn the award, generally the vesting period for the award. In April of 2005, the Securities and Exchange Commission revised the required adoption date of SFAS 123R. As a result of this change, we are required to adopt SFAS 123R for the year ending December 31, 2006. We have not yet determined the effect of implementation of SFAS 123R or whether the Statement will be implemented prospectively or retrospectively.

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
      Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	Changes in general business, economic, market and political conditions from those expected

•	Ineffective management of the volatility inherent in the mortgage banking business

•	Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain

•	Competition within the financial services industry

•	Significant changes in regulations governing our business

•	Incomplete or inaccurate information provided by customers and counterparties

•	A general decline in U.S. housing prices or in activity in the U.S. housing market

•	A loss of investment-grade credit ratings, which may result in increased cost of debt or loss of access to corporate debt markets

•	A reduction in the availability of secondary markets for our mortgage loan products

•	A reduction in government support of homeownership

•	A change in our relationship with the housing-related government agencies and Government Sponsored Enterprises (GSEs)

•	Changes in regulations or the occurrence of other events that impact the business, operation or prospects of GSEs

•	Ineffectiveness of our hedging activities

•	The level of competition in each of our business segments

•	The occurrence of natural disasters or other events or circumstances that could impact the level of claims in the Insurance Segment.
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
      In response to this Item, the information set forth on pages 48 to 50 of this Form 10-Q is incorporated herein by reference.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
      We have conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities during the period in which this quarterly report on Form 10-Q was being prepared. On March 28, 2005 Thomas K. McLaughlin, resigned from his position as Executive Managing Director, Chief Financial Officer effective as of April 1, 2005. Also on March 28, 2005, the Company’s Board of Directors elected Eric P. Sieracki as Executive Managing Director and Chief Financial Officer of the Company effective April 1, 2005.

Internal Control over Financial Reporting

Changes to Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:

1. Effective February 1, 2005, Treasury Bank implemented a new general ledger application which management believes enhances the Company’s internal control over financial reporting; and

2. The Company remediated the December 31, 2004 material weakness in Internal Controls over Financial Reporting as discussed below in the “Remediation Efforts Related to the Material Weakness in Internal Control over Financial Reporting” section of this report.

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

1) Accounting policies relating to new or modified activities were reviewed prior to March 31, 2005, the end of the first quarter in which such policies are effective. The Company will continue this process in future periods.

2) Each securitization transaction during the quarter ended March 31, 2005 has been reviewed to identify whether it involved securities containing embedded derivatives, and, to the extent a transaction contained embedded derivatives, a plan was developed for the disposition of such securities or the securitization was not accounted for as a sale. The Company will continue this process in future periods.

3) Procedures have been implemented to identify any such securities containing embedded derivatives that are held at each quarter end and to the extent such securities exist, procedures have been designed to ensure proper accounting related to gain on sale or reconsolidation of assets previously sold. The Company will continue to follow these procedures in future periods.

Effectiveness of Internal Control over Financial Reporting
      In our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, a material weakness was identified. Management believes that the controls identified above eliminate the material weakness in internal control over financial reporting.
PART II.     OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      The following table shows Company repurchases of its common stock for each calendar month during the quarter ended March 31, 2005.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number of	Average	as Part of Publicly	Shares that may yet be
	Shares	Price Paid	Announced Plan	Purchased Under the
Calendar Month	Purchased(1)(2)	per Share(2)	or Program(1)	Plan or Program(1)

January	8,960	$36.82	n/a	n/a
February	2,395	$32.02	n/a	n/a
March	17,098	$32.57	n/a	n/a

Total	28,453	$33.86	n/a	n/a

(1)	The Company has no publicly announced plans or programs to repurchase its stock. The shares indicated in this table represent only the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2)	The shares purchased and the price paid per share have not been adjusted for stock splits.

Item 6.	Exhibits

Exhibit
No.		Description

+10	.95*	Second Amendment to 2000 Equity Incentive Plan of the Company, dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, furnished on March 1, 2005).

+10	.96*	Form of Performance Vested Stock Appreciation Right Agreement of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, furnished on March 1, 2005).

+10	.97*	Amendment Two to the Company’s Change in Control Severance Plan, dated February 23, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, furnished on March 1, 2005).

+10	.98*	Form of Senior Management Incentive Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, furnished on March 1, 2005).

+10	.99*	Consulting Agreement, by and between the Company and Thomas Keith McLaughlin, dated as of April 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2005).

+10	.100*	General Release Agreement, between Thomas Keith McLaughlin and the Company, dated as of March 24, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 30, 2005).

12.1		Computation of the Ratio of Earnings to Fixed Charges.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference

+	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Countrywide Financial Corporation
(Registrant)

By:	/s/ Stanford L. Kurland

Stanford L. Kurland
President and Chief Operating Officer
Dated: May 6, 2005

By:	/s/ Eric P. Sieracki

Eric P. Sieracki
Executive Managing Director and
Chief Financial Officer
Dated: May 6, 2005