Form 10-Q/A
period 2004-06-30
COUNTRYWIDE FINANCIAL CORP
filed 2005-05-17
CIK 25191

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

EXPLANATORY NOTE
      Countrywide Financial Corporation (the “Company”) is filing this Form 10-Q/A to restate certain information in the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the “Form 10-Q”). This restatement, which the Company announced on February 22, 2005, is a result of the Company’s determination to revise the timing for recognition of gains from certain securitizations that occurred during 2003 and 2004 and to reconsolidate mortgage loans held for sale and assets-backed secured financings in special purpose entities (“SPEs”) that temporarily do not meet the conditions as qualifying special purpose entities (“QSPEs”) under SFAS 140. See Note 2 — “Restatement of Consolidated Financial Statements” for additional information regarding this restatement and a summary of the impact of this restatement on the Company’s financial statements. Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the restated financial numbers. Item 4 — Controls and Procedures has also been amended. The Form 10-Q has not been amended in any other respect except for certain minor conforming changes.
      The financial statements and related financial information for the affected periods contained in our prior Quarterly Report on Form 10-Q for the period ended June 30, 2004 should no longer be relied upon.

COUNTRYWIDE FINANCIAL CORPORATION
FORM 10-Q
June 30, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	As Restated
	(Unaudited)
	(In thousands,
	except share data)

ASSETS
Cash	$680,910	$633,467
Mortgage loans and mortgage-backed securities held for sale	32,260,087	24,103,625
Trading securities owned, at market value	9,122,511	6,996,699
Trading securities pledged as collateral, at market value	1,608,312	4,118,012
Securities purchased under agreements to resell	14,639,396	10,348,102
Loans held for investment, net	33,895,452	26,368,055
Investments in other financial instruments	7,283,527	12,761,764
Mortgage servicing rights, net	8,286,597	6,863,625
Premises and equipment, net	881,042	755,276
Other assets	7,552,955	5,029,048

Total assets	$116,210,789	$97,977,673

LIABILITIES
Notes payable	$54,715,138	$39,948,461
Securities sold under agreements to repurchase	25,620,471	32,013,412
Deposit liabilities	15,470,280	9,327,671
Accounts payable and accrued liabilities	8,342,002	6,248,624
Income taxes payable	2,679,028	2,354,789

Total liabilities	106,826,919	89,892,957

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock — authorized, 500,000,000 shares of $0.05 par value; issued, 281,227,344 shares and 276,735,890 shares at June 30, 2004 and December 31, 2003, respectively; outstanding, 281,194,165 and 276,724,639 shares at June 30, 2004 and December 31, 2003, respectively	14,061	13,837
Additional paid-in capital	2,453,675	2,302,919
Accumulated other comprehensive income	66,377	164,526
Retained earnings	6,849,757	5,603,434

Total shareholders’ equity	9,383,870	8,084,716

Total liabilities and shareholders’ equity	$116,210,789	$97,977,673

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	As Restated	As Restated	As Restated	As Restated
	(In thousands, except per share data)
Revenues:
Gain on sale of loans and securities	$1,418,973	$1,525,202	$2,536,363	$2,877,772

Interest income	1,074,326	805,167	2,124,076	1,447,289
Interest expense	(575,778)	(509,127)	(1,093,333)	(923,256)

Net interest income	498,548	296,040	1,030,743	524,033
Provision for loan losses	(19,747)	(7,222)	(40,528)	(14,825)

Net interest income after provision for loan losses	478,801	288,818	990,215	509,208

Loan servicing fees and other income from retained interests	802,632	692,910	1,559,413	1,296,169
Amortization of mortgage servicing rights	(569,977)	(557,274)	(983,659)	(919,774)
Recovery (impairment) of retained interests	1,179,127	(1,551,847)	183,482	(2,214,260)
Servicing hedge (losses) gains	(1,149,451)	748,081	(476,655)	754,442

Net loan servicing fees and other income (loss) from retained interests	262,331	(668,130)	282,581	(1,083,423)

Net insurance premiums earned	187,252	168,183	382,635	339,319
Commissions and other income	127,389	128,517	248,170	242,735

Total revenues	2,474,746	1,442,590	4,439,964	2,885,611

Expenses:
Compensation expenses	770,090	652,718	1,450,754	1,232,629
Occupancy and other office expenses	164,111	142,793	331,982	270,335
Insurance claim expenses	83,752	85,851	168,427	173,949
Other operating expenses	172,317	125,631	321,642	248,533

Total expenses	1,190,270	1,006,993	2,272,805	1,925,446

Earnings before income taxes	1,284,476	435,597	2,167,159	960,165
Provision for income taxes	497,997	167,675	837,491	365,952

NET EARNINGS	$786,479	267,922	1,329,668	594,213

Earnings per share:
Basic	$2.81	$1.01	$4.77	$2.28
Diluted	$2.52	$0.96	$4.27	$2.17
The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2004
(Unaudited)

				Accumulated
			Additional	Other
	Number of	Common	Paid-in-	Comprehensive	Retained
	Shares	Stock	Capital	Income	Earnings	Total

	(In thousands, except share data)
Balance at December 31, 2003	184,479,342	$9,225	$2,307,531	$164,526	$5,603,434	$8,084,716
Cash dividends paid — $0.30 per common share	—	—	—	—	(83,345)	(83,345)
Stock options exercised	3,209,785	160	69,991	—	—	70,151
Tax benefit of stock options exercised	—	—	55,115	—	—	55,115
Contribution of common stock to 401(k) Plan	203,542	10	13,763	—	—	13,773
Issuance of common stock net of treasury stock	386,372	20	11,921	—	—	11,941
3-for-2 stock split	92,915,124	4,646	(4,646)	—	—	—
Other comprehensive income, net of tax	—	—	—	(98,149)	—	(98,149)
Net earnings for the period, as restated	—	—	—	—	1,329,668	1,329,668

Balance at June 30, 2004, as restated	281,194,165	$14,061	$2,453,675	$66,377	$6,849,757	$9,383,870

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2004	2003

	As Restated	As Restated
	(In thousands)
Cash flows from operating activities:
Net earnings	$1,329,668	$594,213
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Gain on sale of available-for-sale securities	(176,457)	(111,166)
Provision for loan losses	40,528	14,825
Accretion of discount of available-for-sale securities	(170,240)	(219,377)
Amortization and recovery/impairment of mortgage servicing rights	528,338	3,014,203
Impairment of other retained interests	271,839	119,831
Contribution of common stock to 401(k) Plan	13,773	11,039
Depreciation and other amortization	71,033	52,244
Provision for deferred income taxes	421,966	(59,066)
Originations and purchases of loans held for sale	(154,898,000)	(226,965,308)
Sales and principal repayments of loans held for sale	154,769,352	203,301,606

Increase in mortgage loans and mortgage-backed securities held for sale	(128,648)	(23,663,702)

Decrease (increase) in trading securities	399,155	(2,061,281)
Decrease in investments in other financial instruments	241,754	1,832,040
Increase in other assets	(2,542,408)	(1,221,911)
Increase in accounts payable and accrued liabilities	2,055,246	4,905,377
Increase in income taxes payable	19,083	292,512

Net cash provided (used) by operating activities	2,374,630	(16,500,219)

Cash flows from investing activities:
Increase in securities purchased under agreements to resell	(4,291,294)	(1,480,280)
Additions to loans held for investment	(7,567,925)	(6,106,801)
Additions to available-for-sales securities	(3,272,455)	(7,087,514)
Proceeds from sales and repayments of available-for-sale securities	8,465,591	3,808,600
Additions to mortgage servicing rights	(2,007,348)	(3,065,781)
Purchases of premises and equipment, net	(178,298)	(117,698)

Net cash used by investing activities	(8,851,729)	(14,049,474)

Cash flows from financing activities:
Net increase in short-term borrowings	2,975,485	15,601,175
Net (decrease) increase in securities sold under agreement to repurchase	(6,392,941)	6,143,881
Issuance of long-term debt	5,220,883	3,765,193
Repayment of long-term debt	(3,770,241)	(3,290,035)
Increase in long-term FHLB advances	2,350,000	2,500,000
Issuance of company obligated mandatorily redeemable capital pass-through securities	—	500,000
Net increase in deposit liabilities	6,142,609	4,936,501
Issuance of common stock	82,092	414,868
Payment of dividends	(83,345)	(33,319)

Net cash provided by financing activities	6,524,542	30,538,264

Net increase (decrease) in cash	47,443	(11,429)
Cash at beginning of period	633,467	613,280

Cash at end of period	$680,910	$601,851

Supplemental cash flow information:
Cash used to pay interest	$770,352	$852,113
Cash used to pay income taxes	$405,509	$131,744
Non-cash investing and financing activities:
Unrealized (loss) gain on available-for-sale securities, net of tax	$(98,149)	$90,988
Contribution of common stock to 401(k) plan	$13,773	$11,039
Securitization of interest-only strips	$56,038	$834,116
Increase in Mortgage Loans Held in SPEs, and asset-backed secured financings	$8,027,814	$1,195,129
The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	As Restated	As Restated	As Restated	As Restated
	(In thousands)
Net earnings	$786,479	$267,922	$1,329,668	$594,213
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during the period, before tax	(281,352)	74,315	(270,261)	149,669
Income tax benefit (expense)	108,579	(28,134)	104,071	(56,544)

Unrealized holding (losses) gains arising during the period, net of tax	(172,773)	46,181	(166,190)	93,125

Less: reclassification adjustment for losses (gains) included in net earnings, before tax	147,160	(36,764)	110,649	(3,434)
Income tax (benefit) expense	(57,449)	13,863	(42,608)	1,297

Reclassification adjustment for losses (gains) included in net earnings, net of tax	89,711	(22,901)	68,041	(2,137)

Other comprehensive (loss) income, net of tax	(83,062)	23,280	(98,149)	90,988

Comprehensive income	$703,417	$291,202	$1,231,519	$685,201

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
Note 2 — Restatement of Consolidated Financial Statements
      Throughout 2004 and 2003, Countrywide created certain mortgage-backed securities which were underwritten by a broker-dealer subsidiary of the Company, Countrywide Securities Corporation (“CSC”). Some of these securities contained embedded derivatives designed to protect rated security holders from extreme changes in short-term interest rates and/or to enhance the credit rating of the securities. At the end of each quarter in 2004 and at June 30, 2003, a small amount of these securities had not yet been sold by CSC. In all cases, the remaining securities were sold in the normal course of business shortly after quarter end. Countrywide believed that recording these transactions as sales fully complied with all applicable accounting principles. Subsequently it was determined that all securities that contained embedded derivatives needed to have been completely sold before any portion of the gain on sale could be recognized. In light of this information, the Company revised its recognition for gain on sale accordingly.
      The restatement resulted in the Company reversing the gain on sale that had been recorded at the time of securitization, and recording the related loans and liabilities on its books. In addition, the residual interests recorded at the time of securitization were also eliminated. The gain on sale, creation of the residual interests and the corresponding reduction in the loans and liabilities were recorded when all of the securities that contain embedded derivatives had been sold.

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
      As a result of the items discussed above, the consolidated balance sheet as of June 30, 2004, the consolidated statements of earnings and consolidated statements of other comprehensive income for the three and six months ended June 30, 2004 and 2003 and the consolidated statements of cash flow for the six months ended June 30, 2004 and 2003 have been restated.
      A summary of the impact of the restatement on net earnings is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(In thousands)
Net earnings, as previously reported	$699,623	$382,861	$1,390,595	$709,152
Restatement for revised timing of recognition of gain on sale	86,856	(114,939)	(60,927)	(114,939)

	$786,479	$267,922	$1,329,668	$594,213

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
      The following table presents the items included on the consolidated balance sheet as of June 30, 2004 that were affected by the restatement.

	June 30, 2004

		As Previously
	As Restated	Reported

Mortgage loans and mortgage-backed securities held for sale	$32,260,087	$19,545,868
Investments in other financial instruments	7,283,527	7,508,044
Mortgage servicing rights, net	8,286,597	8,334,826
Other assets	7,552,955	7,537,074
Total assets	116,210,789	103,753,435
Notes payable	54,715,138	42,134,819
Accounts payable and accrued liabilities	8,342,002	8,365,332
Income taxes payable	2,679,028	2,717,736
Total liabilities	106,826,919	94,308,638
Retained earnings	6,849,757	6,910,684
Total shareholders’ equity	9,383,870	9,444,797
Total liabilities and shareholders’ equity	116,210,789	103,753,435

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following table presents the items included on the consolidated statements of earnings and consolidated statements of comprehensive income for the three months ended June 30, 2004 and 2003 that were affected by the restatement.

	Three Months Ended June 30,

	2004		2003

		As Previously		As Previously
	As Restated	Reported	As Restated	Reported

Gain on sale of loans and securities	$1,418,973	$1,277,331	$1,525,202	$1,710,927
Total revenues	2,474,746	2,333,104	1,442,590	1,628,315
Earnings before income taxes	1,284,476	1,142,834	435,597	621,322
Provision for income taxes	497,997	443,211	167,675	238,461
Net Earnings	786,479	699,623	267,922	382,861
Comprehensive income	703,417	616,561	291,202	406,141
Earnings per share:
Basic	$2.81	$2.50	$1.01	$1.44
Diluted	$2.52	$2.24	$0.96	$1.37
      The following table presents the items included on the consolidated statements of earnings and consolidated statements of comprehensive income for the six months ended June 30, 2004 and 2003 that were affected by the restatement.

	Six Months Ended June 30,

	2004		2003

		As Previously		As Previously
	As Restated	Reported	As Restated	Reported

Gain on sale of loans and securities	$2,536,363	$2,635,998	$2,877,772	$3,063,497
Total revenues	4,439,964	4,539,599	2,885,611	3,071,336
Earnings before income taxes	2,167,159	2,266,794	960,165	1,145,890
Provision for income taxes	837,491	876,199	365,952	436,738
Net Earnings	1,329,668	1,390,595	594,213	709,152
Comprehensive income	1,231,519	1,292,446	685,201	800,140
Earnings per share:
Basic	$4.77	$4.99	$2.28	$2.72
Diluted	$4.27	$4.46	$2.17	$2.59

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following table presents the items included on the consolidated statements of cash flow for the six months ended June 30, 2004 and 2003 that are affected by the restatement.

	Six Months Ended June 30,

	2004		2003

		As Previously		As Previously
	As Restated	Reported	As Restated	Reported

Net earnings	$1,329,668	$1,390,595	$594,213	$709,152
Provision for deferred income taxes	421,966	460,674	(59,066)	11,720
Sales and principal repayments for loans held for sale	154,769,352	159,455,757	203,301,606	206,237,255
Decrease (increase) in mortgage loans and mortgage-backed securities held for sale	(128,648)	4,557,757	(23,663,702)	(20,728,053)
Increase in other assets	(2,542,408)	(2,526,527)	(1,221,911)	(1,205,174)
Increase in accounts payable and accrued liabilities	2,055,246	2,078,576	4,905,377	4,914,077
Net cash provided (used) by operating activities	2,374,630	7,199,881	(16,500,219)	(13,353,408)
Additions to available-for-sale securities	(3,272,455)	(3,496,972)	(7,087,514)	(7,256,190)
Additions to mortgage servicing rights	(2,007,348)	(2,055,577)	(3,065,781)	(3,118,050)
Net cash used by investing activities	(8,851,729)	(9,124,475)	(14,049,474)	(14,270,419)
Net (decrease) increase in short-term borrowings	2,975,485	(1,577,020)	15,601,175	12,675,309
Net cash provided by financing activities	6,524,542	1,972,037	30,538,264	27,612,398
Increase in Mortgage Loans Held in SPEs and asset-backed secured financings	8,027,814	—	1,195,129	—
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
      These events occurred subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004. Therefore, except for the table below, all references in the accompanying consolidated balance sheets, consolidated statements of earnings and notes to consolidated financial statements to the number of common shares and earnings per share amounts have not been restated to reflect these

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
stock splits and the implementation of EITF 04-08. The following table presents earnings per share and number of common shares restated for the effect of the stock splits and implementation of EITF 04-08.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Share amounts in thousands)
Earnings per share:(1)
Basic	$1.41	$0.51	$2.38	$1.14
Diluted	$1.29	$0.48	$2.19	$1.08
Shares:(1)
Basic	559,766	530,064	557,866	520,580
Diluted	611,337	560,789	609,006	548,097

(1)	Adjusted to reflect subsequent stock dividend and implementation of EITF 04-08, which required the Company to include the assumed conversion of its convertible debentures in earnings per share.

Note 3 —	Earnings Per Share
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
      The following table summarizes the basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended June 30,

	2004			2003

	Net		Per-Share	Net		Per-Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

	(In thousands, except per share data)
Net earnings and basic earnings per share	$786,479	279,883	$2.81	$267,922	265,032	$1.01
Effect of dilutive securities:
Effect of convertible debentures	788	15,566		—	—
Effect of dilutive stock options	—	17,448		—	14,742

Diluted earnings and earnings per share	$787,267	312,897	$2.52	$267,922	279,774	$0.96

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30,

	2004			2003

	Net		Per-Share	Net		Per-Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

	(In thousands, except per share data)
Net earnings and basic earnings per share	$1,329,668	278,933	$4.77	$594,213	260,290	$2.28
Effect of dilutive securities:
Effect of convertible debentures	1,578	15,566		—	—
Effect of dilutive stock options	—	17,617		—	13,138

Diluted earnings and earnings per share	$1,331,246	312,116	$4.27	$594,213	273,428	$2.17

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
      Had the estimated fair value of the options granted been included in compensation expense, the Company’s net earnings and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Net Earnings:
As reported	$786,479	$267,922	$1,329,668	$594,213
Add: Stock-based compensation included in net earnings, net of taxes	491	—	965	—
Deduct: Stock-based employee compensation, net of taxes	(11,773)	(7,595)	(16,961)	(12,605)

Pro forma	$775,197	$260,327	$1,313,672	$581,608

Basic Earnings Per Share:
As reported	$2.81	$1.01	$4.77	$2.28
Pro forma	$2.77	$0.98	$4.71	$2.23
Diluted Earnings Per Share:
As reported	$2.52	$0.96	$4.27	$2.17
Pro forma	$2.48	$0.93	$4.21	$2.13
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
      Mortgage Loans Held in SPEs used in the Company’s securitization transactions are initially recorded at fair value upon reconsolidation.
      Mortgage loans held for sale include the following:

	June 30,	December 31,
	2004	2003

	(In thousands)
Mortgage loans originated or purchased for resale	$24,232,273	$24,103,625
Mortgage Loans Held in SPEs	8,027,814	—

	$32,260,087	$24,103,625

      At March 31, 2004, the Company had pledged $4.7 billion of mortgage loans originated or purchased for resale and $8.0 billion of Mortgage Loans Held in SPEs as collateral for asset-backed secured financings and

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
had pledged $8.1 billion in mortgage loans originated or purchased for resale as collateral for asset-backed commercial paper.

Note 5 —	Mortgage Servicing Rights
      The activity in Mortgage Servicing Rights (“MSRs”) for the periods indicated are as follows:

	Six Months Ended June 30,

	2004	2003

	(In thousands)
Mortgage Servicing Rights
Balance at beginning of period	$8,065,174	$7,420,946
Additions	2,007,348	3,065,781
Securitization of MSRs	(56,038)	(834,116)
Amortization	(983,659)	(919,774)
Application of valuation allowance to write down permanently impaired MSRs	(360,774)	(1,801,277)

Balance before valuation allowance at end of period	8,672,051	6,931,560

Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	(1,201,549)	(2,036,013)
Additions	455,321	(2,094,429)
Application of valuation allowance to write down permanently impaired MSRs	360,774	1,801,277

Balance at end of period	(385,454)	(2,329,165)

Mortgage Servicing Rights, net	$8,286,597	$4,602,395

      The estimated fair values of mortgage servicing rights were $9.1 billion and $6.9 billion as of June 30, 2004 and December 31, 2003, respectively.
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
      Changes in the allowance for loan losses were as follows for the periods indicated:

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
Balance, beginning of period	$78,449	$42,049
Provision for loan losses	40,528	14,825
Net charge-offs	(13,138)	(8,694)

Balance, end of period	$105,839	$48,180

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 9 —	Investments in Other Financial Instruments
      Investments in other financial instruments as of the dates indicated include the following:

	June 30,	December 31,
	2004	2003

	(In thousands)
Home equity AAA asset-backed senior securities	$1,515,604	$4,622,810
Insurance and Banking Segments investment portfolios:
Mortgage-backed securities	3,369,603	4,440,676
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	252,872	283,453
Other	94,263	88

Total Insurance and Banking Segments investment portfolios	3,716,738	4,724,217

Other interests retained in securitization:
Subprime residual securities	496,886	370,912
Prime home equity residual securities	305,993	320,663
Nonconforming interest-only and principal-only securities	190,142	130,300
Prime home equity line of credit transferor’s interest	185,869	236,109
Subprime AAA interest-only securities	166,397	310,020
Prepayment bonds	66,307	50,595
Prime home equity interest-only securities	18,486	33,309
Subordinated mortgage-backed pass-through securities	2,637	5,997

Total other interests retained in securitization	1,432,717	1,457,905

Servicing hedge instruments — U.S. Treasury securities	—	1,148,922

Total available-for-sale securities	6,665,059	11,953,854

Servicing hedge derivative instruments	442,316	642,019
Debt hedge instruments — Interest rate and foreign currency swaps	176,152	165,891

Investments in other financial instruments	$7,283,527	$12,761,764

      At June 30, 2004, the Company had pledged $1.5 billion of home equity-backed securities to secure securities sold under agreements to repurchase.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Amortized cost and fair value of available-for-sale securities as of the dates indicated are as follows:

	June 30, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Home equity AAA asset-backed senior securities	$1,452,734	$62,870	$—	$1,515,604
Other interests retained in securitization	1,382,327	90,996	(40,606)	1,432,717
Mortgage-backed securities	3,427,585	14,097	(72,079)	3,369,603
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	251,241	20,911	(19,280)	252,872
Other	93,798	624	(159)	94,263

	$6,607,685	$189,498	$(132,124)	$6,665,059

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Home equity AAA asset-backed senior securities	$4,445,574	$177,236	$—	$4,622,810
Other interests retained in securitization	1,356,420	102,798	(1,313)	1,457,905
Mortgage-backed securities	4,476,600	38,869	(74,793)	4,440,676
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	1,433,436	41,542	(42,603)	1,432,375
Other	86	2	—	88

	$11,712,116	$360,447	$(118,709)	$11,953,854

      At June 30, 2004 and December 31, 2003, the Company’s available-for-sale securities in an unrealized loss position are as follows:

	June 30, 2004

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

	(In thousands)
Other interests retained in securitization	$114,676	$(40,606)	$—	$—	$114,676	$(40,606)
Mortgage-backed securities	2,113,063	(41,842)	581,640	(30,237)	2,694,703	(72,079)
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	163,954	(1,255)	31,700	(18,025)	195,654	(19,280)
Other	27,010	(159)	—	—	27,010	(159)

Total temporarily impaired securities	$2,418,703	$(83,862)	$613,340	$(48,262)	$3,032,043	$(132,124)

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

	(In thousands)
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises:
Gross realized gains	33,359	1,123
Gross realized losses	(224)	—

Net	33,135	1,123

Other:
Gross realized gains	11	—
Gross realized losses	(15)	—

Net	(4)	—

Total gains and losses on available-for-sale securities:
Gross realized gains	177,642	119,687
Gross realized losses	(1,185)	(8,521)

Net	$176,457	$111,166

Note 10 —	Other Assets
      Other assets as of the dates indicated include the following:

	June 30,	December 31,
	2004	2003

	(In thousands)
Securities broker-dealer receivables	$1,611,411	$742,139
Securities borrowed	1,394,984	—
Reimbursable servicing advances	804,766	1,031,835
Receivables from custodial accounts	719,860	595,671
Investments in Federal Reserve Bank and Federal Home Loan Bank stock	523,769	394,110
Capitalized software, net	261,220	235,713
Federal funds sold	260,000	100,000
Interest receivable	270,465	242,669
Unsettled securities trades, net	254,483	173,382
Prepaid expenses	202,165	204,570
Derivative margin accounts	173,163	285,583
Restricted cash	167,577	281,477
Cash surrender value of assets held in trust for deferred compensation plan	115,753	115,491
Receivables from sale of securities	107,924	105,325
Other assets	685,415	521,083

	$7,552,955	$5,029,048

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

Note 12 —	Notes Payable
      Notes payable as of the dates indicated consist of the following:

	June 30,	December 31,
	2004	2003

	(In thousands)
Medium-term notes, various series:
Fixed-rate	$12,246,668	$12,724,998
Floating-rate	9,893,966	3,848,023

	22,140,634	16,573,021
Asset-backed secured financings	12,580,319	—
Federal Home Loan Bank advances	9,375,000	6,875,000
Asset-backed commercial paper	7,724,117	9,699,053
Unsecured commercial paper	1,288,369	4,819,382
Junior subordinated debentures	1,027,947	1,027,880
Convertible debentures	515,999	515,198
Unsecured notes payable	34,260	409,668
Secured notes payable	28,493	29,259

	$54,715,138	$39,948,461

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
      As of June 30, 2004, $3.2 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Japanese Yen, Pound Sterling, Canadian Dollars, Australian Dollars and Euros. These notes have been effectively converted to U.S. dollars through currency swaps.

Asset-Backed Secured Financings
      The Company has recorded certain securitization transactions as secured borrowings as of June 30, 2004 because they do not qualify for sales treatment under SFAS 140 at that date. These secured borrowings amounted to $4.6 billion at June 30, 2004. The Company had pledged $4.7 billion of mortgage loans held for sale to secure such borrowings.
      In addition, CSC may reacquire beneficial interests previously sold to outside third parties in the Company’s securitization transactions. In the event that such securities include protection by a derivative financial instrument held by an SPE, that SPE no longer meets the conditions as a QSPE under SFAS 140. As a result, the mortgage loans held for sale and asset-backed secured financings are included on the Company’s consolidated balance sheets and are initially recorded at fair value. Once the securities that include protection by a derivative financial instrument are sold, typically in less than 90 days, the conditions necessary for QSPE status under SFAS 140 are again met and the related assets and liabilities are removed from the Company’s consolidated balance sheet. At June 30, 2004, such asset-backed secured financings in the amount of $8.0 billion had been recorded because some of the related beneficial interests that included protection by a derivative financial instrument had been reacquired. The Company had pledged the related $8.0 billion of mortgage loans held for sale to secure such borrowings.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 13 —	Deposits
      The following table shows comparative deposits as of the dates indicated:

	June 30,	December 31,
	2004	2003

	(In thousands)
Company-controlled escrow deposit accounts	$8,418,434	$5,900,682
Time deposits	6,209,793	3,252,665
Interest-bearing checking accounts	759,991	73,217
Non interest-bearing checking accounts	79,850	99,545
Savings accounts	2,212	1,562

	$15,470,280	$9,327,671

Note 14 —	Derivative Instruments and Risk Management Activities
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
      Included in the tables below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements:

	Three Months Ended June 30, 2004

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(In thousands)
Revenues
External	$1.730,377	$141,099	$55,086	$1,926,562	$120,875	$175,653	$213,575	$53,603	$(15,522)	$548,184	$2,474,746
Intersegment	(36,417)	28,268	—	(8,149)	40,810	(6,962)	—	—	(25,699)	8,149	—

Total Revenues	$1,693,960	$169,367	$55,086	$1,918,413	$161,685	$168,691	$213,575	$53,603	$(41,221)	$556,333	$2,474,746

Segment Earnings (pre-tax)	$969,825	$25,193	$23,069	$1,018,087	$89,631	$119,083	$48,537	$9,683	$(545)	$266,389	$1,284,476

Segment Assets	$39,306,000	$13,411,000	$64,000	$52,781,000	$30,913,000	$30,376,000	$1,665,000	$229,000	$247,000	$63,430,000	$116,211,000

	Three Months Ended June 30, 2003

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(In thousands)
Revenues
External	$1,665,881	$(735,021)	$62,376	$993,236	$134,348	$92,269	$194,831	$48,028	$(20,122)	$449,354	$1,442,590
Intersegment	(42,003)	17,398	—	(24,605)	34,223	1,723	—	—	(11,341)	24,605	—

Total Revenues	$1,623,878	$(717,623)	$62,376	$968,631	$168,571	$93,992	$194,831	$48,028	$(31,463)	$473,959	$1,442,590

Segment Earnings (pre-tax)	$1,024,068	$(836,247)	$28,872	$216,693	$115,051	$67,278	$37,015	$(225)	$(215)	$218,904	$435,597

Segment Assets	$43,529,000	$9,932,000	$75,000	$53,536,000	$24,554,000	$15,925,000	$1,481,000	$167,000	$77,000	$42,204,000	$95,740,000

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30, 2004

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(In thousands)
Revenues
External	$3,097,295	$101,269	$104,466	$3,303,030	$300,267	$318,949	$436,040	$111,415	$(29,737)	$1,136,934	$4,439,964
Intersegment	(82,469)	50,789	—	(31,680)	84,814	(9,328)	—	—	(43,806)	31,680	—

Total Revenues	$3,014,826	$152,058	$104,466	$3,271,350	$385,081	$309,621	$436,040	$111,415	$(73,543)	$1,168,614	$4,439,964

Segment Earnings (pre-tax)	$1,670,435	$(133,026)	$41,601	$1,579,010	$242,782	$224,691	$100,532	$21,414	$(1,270)	$588,149	$2,167,159

Segment Assets	$39,306,000	$13,411,000	$64,000	$52,781,000	$30,913,000	$30,376,000	$1,665,000	$229,000	$247,000	$63,430,000	$116,211,000

	Six Months Ended June 30, 2003

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(In thousands)
Revenues
External	$3,079,190	$(1,172,720)	$114,026	$2,020,496	$265,946	$154,693	$388,629	$94,073	$(38,226)	$865,115	$2,885,611
Intersegment	(80,611)	28,425	—	(52,186)	65,254	6,266	—	—	(19,334)	52,186	—

Total Revenues	$2,998,579	$(1,144,295)	$114,026	$1,968,310	$331,200	$160,959	$388,629	$94,073	$(57,560)	$917,301	$2,885,611

Segment Earnings (pre-tax)	$1,906,368	$(1,390,279)	$54,855	$570,944	$211,163	$110,611	$61,773	$5,571	$103	$389,221	$960,165

Segment Assets	$43,529,000	$9,932,000	$75,000	$53,536,000	$24,554,000	$15,925,000	$1,481,000	$167,000	$77,000	$42,204,000	$95,740,000

Note 16 —	Regulatory and Agency Capital Requirements
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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following table presents the actual capital ratios and amounts, and minimum required capital ratios for the Company to maintain a “well-capitalized” status by the Board of Governors of the Federal Reserve System as of the dates indicated:

		June 30, 2004		December 31, 2003
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	8.5%	$9,927,993	8.3%	$8,082,963
Risk-Based Capital
Tier 1	6.0%	12.5%	$9,927,993	12.8%	$8,082,963
Total	10.0%	13.2%	$10,500,460	13.7%	$8,609,996

(1)	Minimum required to qualify as “well-capitalized.”

Note 17 —	Legal Proceedings
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

Note 18 —	Subsequent Events
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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 19 —	Summarized Financial Information
      Summarized financial information for Countrywide Financial Corporation and subsidiaries is as follows:

	June 30, 2004

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Balance Sheet:
Mortgage loans and mortgage-backed securities held for sale	$—	$32,207,130	$52,957	$—	$32,260,087
Trading securities	—	211,152	10,519,671	—	10,730,823
Securities purchased under agreements to resell	—	290,000	17,575,842	(3,226,446)	14,639,396
Loans held for investment, net	—	11,059,834	22,836,013	(395)	33,895,452
Investments in other financial instruments	—	1,151,698	6,131,829	—	7,283,527
Mortgage servicing rights, net	—	8,286,597	—	—	8,286,597
Other assets	10,789,850	4,312,953	15,243,708	(21,231,604)	9,114,907

Total assets	$10,789,850	$57,519,364	$72,360,020	$(24,458,445)	$116,210,789

Notes payable	$1,267,376	$48,494,745	$17,180,575	$(12,227,558)	$54,715,138
Securities sold under agreements to repurchase	—	60,502	28,785,941	(3,225,972)	25,620,471
Deposit liabilities	—	—	15,470,280	—	15,470,280
Other liabilities	138,604	5,142,116	5,940,871	(200,561)	11,021,030
Equity	9,383,870	3,822,001	4,982,353	(8,804,354)	9,383,870

Total liabilities and equity	$10,789,850	$57,519,364	$72,360,020	$(24,458,445)	$116,210,789

	Six Months Ended June 30, 2004

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Statement of Earnings:
Revenues	$6,024	$2,573,733	$2,003,597	$(143,390)	$4,439,964
Expenses	6,521	1,356,518	1,052,762	(142,996)	2,272,805
Provision for income taxes	(193)	476,088	361,748	(152)	837,491
Equity in net earnings of subsidiaries	1,329,972	—	—	(1,329,972)	—

Net earnings	$1,329,668	$741,127	$589,087	$(1,330,214)	$1,329,668

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2003

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Balance Sheet:
Mortgage loans and mortgage-backed securities held for sale	$—	$24,068,487	$35,138	$—	$24,103,625
Trading securities	—	190,331	10,924,380	—	11,114,711
Securities purchased under agreements to resell	—	110,000	21,553,496	(11,315,394)	10,348,102
Loans held for investment, net	—	11,681,056	14,687,531	(532)	26,368,055
Investment in other financial instruments	34,141	2,410,130	10,283,046	34,447	12,761,764
Mortgage servicing rights, net	—	6,863,625	—	—	6,863,625
Other assets	9,410,093	6,646,851	17,819,719	(27,458,872)	6,417,791

Total assets	$9,444,234	$51,970,480	$75,303,310	$(38,740,351)	$97,977,673

Notes payable	$1,266,575	$42,042,516	$16,679,720	$(20,040,350)	$39,948,461
Securities sold under agreements to repurchase	—	1,953,163	41,138,338	(11,078,089)	32,013,412
Deposit liabilities	—	—	9,327,671	—	9,327,671
Other liabilities	92,943	4,677,617	4,203,633	(370,780)	8,603,413
Equity	8,084,716	3,297,184	3,953,948	(7,251,132)	8,084,716

Total liabilities and equity	$9,444,234	$51,970,480	$75,303,310	$(38,740,351)	$97,977,673

	Six Months Ended June 30, 2003

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Statement of Earnings:
Revenues	$6,929	$1,400,274	$1,575,554	$(97,146)	$2,885,611
Expenses	4,322	1,198,308	819,528	(96,712)	1,925,446
Provision for income taxes	991	76,537	288,589	(165)	365,952
Equity in net earnings of subsidiaries	592,597	—	—	(592,597)	—

Net earnings	$594,213	$125,429	$467,437	$(592,866)	$594,213

Note 20 —	Borrower and Investor Custodial Accounts
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
Note 21 — Loan Commitments
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
      As described in the “Explanatory Note” introduction to the Form 10-Q/A, this Form 10-Q/A is being filed to restate the Company’s results to record gains in the proper periods and to reconsolidate mortgage loans held for sale and asset-backed secured financing in SPEs that temporarily do not meet the conditions as QSPEs under SFAS 140. All references in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations to the restated amounts have been adjusted accordingly.
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
      Total U.S. residential mortgage loan originations were approximately $800 billion in the quarter ended June 30, 2004, a decrease of approximately $275 billion, or 26%, from the year-ago period (Source: Inside Mortgage Finance). During this same time period our production volume decreased 23%. Notwithstanding the decline in production in the quarter ended June 30, 2004 from the year-ago quarter, the pre-tax earnings in our Mortgage Banking Segment increased 370%. This was primarily the result of a reduction in net MSR impairment in the servicing sector combined with a significant increase in production sector margins driven by increased sales of Subprime Mortgage and Prime Home Equity Loans. Earnings from our related businesses also increased. As a result, our net earnings reached $786.5 million in the quarter ended June 30, 2004, an increase of $518.6 million, or 194%, from the year-ago period.
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
      Our diluted earnings per share for the quarter ended June 30, 2004 were $2.52, a 163% increase over diluted earnings per share for the quarter ended June 30, 2003. Net earnings were $786.5 million, an 194% increase from the quarter ended June 30, 2003. This earnings performance was driven primarily by improved financial performance of our MSRs partially offset by decreased production sector pre-tax earnings resulting from a decline in mortgage loan production and sales.

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
      The decreased demand for mortgages resulted in lower loan production and sale volumes in the quarter ended June 30, 2004. Increased sales of higher-margin subprime and home equity loans bolstered the Loan Production Sector margin and enabled us to realize pre-tax earnings of $969.8 million for the quarter, a decrease of $54.2 million from the year-ago period.
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
      The Mortgage Banking Segment produced pre-tax earnings of $1,018.1 million for the quarter ended June 30, 2004, an increase of 370% from the quarter ended June 30, 2003.
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
Operating Segment Results
      Pre-tax earnings by segment are summarized below:

	Quarter Ended June 30,

	2004	2003

	(In thousands)
Mortgage Banking:
Loan Production	$969,825	$1,024,068
Loan Servicing	25,193	(836,247)
Loan Closing Services	23,069	28,872

Total Mortgage Banking	1,018,087	216,693

Diversified Businesses:
Capital Markets	89,631	115,051
Banking	119,083	67,278
Insurance	48,537	37,015
Global Operations	9,683	(225)
Other	(545)	(215)

Total Diversified Businesses	266,389	218,904

Pre-tax earnings	$1,284,476	$435,597

      Mortgage loan production by segment and product is summarized below:

	Quarter Ended June 30,

	2004	2003

	(In millions)
Segment:
Mortgage Banking	$88,490	$120,811
Capital Markets’ conduit acquisitions	4,599	5,485
Banking-Treasury Bank	6,574	3,914

	$99,663	$130,210

Product:
Prime	$82,808	$121,581
Prime Home Equity	7,301	4,373
Subprime	9,554	4,256

	$99,663	$130,210

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
      The pre-tax earnings of the Loan Production Sector are summarized below:

	Quarter Ended June 30,

	2004		2003

		Percentage of Loan		Percentage of Loan
	Amount	Production Volume	Amount	Production Volume

	(Dollar amounts in thousands)
Revenues:(1)
Prime	$993,339		$1,567,826
Prime Home Equity	237,736		36,637
Subprime	462,885		19,415

Total revenues	1,693,960	1.91%	1,623,878	1.35%

Expenses:
Operating expenses	626,262	0.70%	516,554	0.43%
Allocated corporate expenses	97,873	0.11%	83,256	0.07%

Total expenses	724,135	0.81%	599,810	0.50%

Pre-tax earnings	$969,825	1.10%	$1,024,068	0.85%

(1)	Because loan revenues are typically measured upon sale or securitization rather than at production, the percentage of loan production volume is not meaningful for each loan product.
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
      Revenues increased over the year-ago period due primarily to an increase in sales of Subprime Mortgage Loans and Prime Home Equity Loans, which were $14.9 billion in the current quarter compared to no sales of these loans in the year-ago quarter. The increase in Subprime and Prime Home Equity revenues was offset by decreased sales of lower margin Prime Mortgage Loans. The increase in revenues as a percentage of loan volume in the current period is attributable to a shift in sales mix toward Subprime Mortgage and Prime Home Equity Loans, which generally have higher revenues than Prime Mortgage Loans.
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
Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities
      Gain on sale of loans and securities is summarized below for the quarters ended June 30, 2004 and 2003:

	Quarter Ended June 30,

	2004			2003

		Gain on Sale			Gain on Sale

			As Percentage			As Percentage
	Loans Sold	Amount	of Loans Sold	Loans Sold	Dollars	of Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$74,291,424	$790,150	1.06%	$108,669,330	$1,404,916	1.29%
Subprime Mortgage Loans	8,784,216	409,109	4.66%	—	—	—
Prime Home Equity Loans	6,109,663	150,698	2.47%	—	—	—

Production Sector	89,185,303	1,349,957	1.51%	108,669,330	1,404,916	1.29%
Reperforming loans	582,839	18,574	3.19%	775,697	61,112	7.88%

	$89,768,142	1,368,531		$109,445,027	1,466,028

Capital Markets:
Trading securities		(12,772)			(15,762)
Conduit activities		56,407			66,788

		43,635			51,026
Other		6,807			8,148

		$1,418,973			$1,525,202

      Gain on sale of Prime Mortgage Loans decreased in the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 due primarily to lower Prime Mortgage Loan production and sales combined with lower margins. This reduction in gain on sale revenues was partially offset by increased net interest income associated with Prime Mortgage Loans as a result of the increase in the average holding period of the inventory, which shifts revenue from gain on sale to interest income. Gain on sale of Prime Home Equity and Subprime Mortgage Loans increased in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 due to sales of these loans in the current period compared to no sales in the prior year period. Inventory of these higher-margin products had been accumulated during recent periods of high origination volume. A portion of this inventory was sold in the quarter ended June 30, 2004.
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
      Our diluted earnings per share for the six months ended June 30, 2004 were $4.27, a 97% increase over diluted earnings per share for the six months ended June 30, 2003. Net earnings were $1,329.7 million, a 124% increase from the six months ended June 30, 2003. This earnings performance was driven primarily by improved financial performance of our MSRs partially offset by decreased production sector pre-tax earnings resulting from a decline in mortgage loan production and sales.
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
      The decreased demand for mortgages resulted in lower production volumes in the six months ended June 30, 2004. The decrease in Prime Mortgage Loan volumes and sales was partially offset by increased sales of higher-margin Subprime Mortgage and Prime Home Equity Loans, which bolstered the Loan Production Sector margin and enabled us to realize pre-tax earnings of $1,670.4 million for the six months, a decrease of $235.9 million from the year-ago period.
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
      The Mortgage Banking Segment produced pre-tax earnings of $1,579.0 million for the six months ended June 30, 2004, an increase of 177% from the six months ended June 30, 2003.
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
Operating Segment Results
      Pre-tax earnings by segment are summarized below:

	Six Months Ended June 30,

	2004	2003

	(In thousands)
Mortgage Banking:
Loan Production	$1,670,435	$1,906,368
Loan Servicing	(133,026)	(1,390,279)
Loan Closing Services	41,601	54,855

Total Mortgage Banking	1,579,010	570,944

Diversified Businesses:
Capital Markets	242,782	211,163
Banking	224,691	110,611
Insurance	100,532	61,773
Global Operations	21,414	5,571
Other	(1,270)	103

Total Diversified Businesses	588,149	389,221

Pre-tax earnings	$2,167,159	$960,165

      Mortgage loan production by segment and product is summarized below:

	Six Months Ended
	June 30,

	2004	2003

	(In millions)
Segment:
Mortgage Banking	$155,974	$217,406
Capital Markets’ conduit acquisitions	7,923	9,559
Banking-Treasury Bank	11,970	5,648

	$175,867	$232,613

Product:
Prime	$146,831	$217,179
Prime Home Equity	12,590	7,855
Subprime	16,446	7,579

	$175,867	$232,613

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
      The pre-tax earnings of the Loan Production Sector are summarized below:

	Six Months Ended June 30,

	2004		2003

		Percent of Loan		Percent of Loan
	Dollars	Production Volume	Dollars	Production Volume

	(Dollar amounts in thousands)
Revenues:(1)
Prime	$1,748,932		$2,862,136
Prime Home Equity	459,641		49,692
Subprime	806,253		86,751

Total revenues	3,014,826	1.93%	2,998,579	1.38%

Expenses:
Operating expenses	1,147,420	0.73%	928,589	0.43%
Allocated corporate expenses	196,971	0.13%	163,622	0.07%

Total expenses	1,344,391	0.86%	1,092,211	0.50%

Pre-tax earnings	$1,670,435	1.07%	$1,906,368	0.88%

(1)	Because loan revenues are typically measured upon sale or securitization rather than production, the percentage of loan production volume is not meaningful for each loan product.
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
      Revenues increased over the year ago period due to an increase in production and sales of Subprime and Prime Home Equity loans partially offset by a decrease in sales and margins of Prime Mortgage Loans. Combined sales of Subprime Mortgage and Prime Home Equity Loan products were $23.0 billion in the current six months compared to $1.2 billion in the year-ago period. The associated increase in revenues from sales of Subprime Mortgage and Prime Home Equity Loans was approximately $904.2 million. Revenues from sales of Prime Mortgage Loans decreased by approximately $1,233.4 million, primarily due to the reduction in volume combined with decreased margins.
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

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities
      Gain on sale of loans and securities is summarized below for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,

	2004			2003

		Gain on Sale			Gain on Sale

			As percentage			As percentage
	Loans Sold	Amount	of Loans Sold	Loans Sold	Dollars	of Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$133,891,551	$1,340,015	1.00%	$188,105,182	$2,573,455	1.37%
Subprime Mortgage Loans	14,169,676	701,054	4.95%	1,186,965	61,505	5.18%
Prime Home Equity Loans	8,867,161	265,802	3.00%	39,128	1,155	2.95%

Production Sector	156,928,388	2,306,871	1.47%	189,331,275	2,636,115	1.39%
Reperforming loans	2,056,976	100,524	4.89%	1,826,678	127,359	6.97%

	$158,985,364	2,407,395		$191,157,953	2,763,474

Capital Markets:
Trading securities		(36,356)			(21,253)
Conduit activities		153,157			120,412

		116,801			99,159
Other		12,167			15,139

		$2,536,363			$2,877,772

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

June 30, 2004

(In thousands)
Subordinated Interests:
Subprime residual securities	$496,886
Prime home equity residual securities	305,993
Prime home equity transferors’ interests	185,869
Subordinated mortgage-backed pass-through securities	2,637

$991,385

Corporate guarantees in excess of recorded reserves	$161,646

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

Mortgage Loans Held for Sale
      At June 30, 2004, mortgage loans held for sale amounted to $32.3 billion. While the loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

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

      At June 30, 2004 and December 31, 2003, our regulatory capital ratios were as follows:

		June 30, 2004		December 31, 2003
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

		(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	8.5%	$9,927,993	8.3%	$8,082,963
Risk-Based Capital
Tier 1	6.0%	12.5%	$9,927,993	12.8%	$8,082,963
Total	10.0%	13.2%	$10,500,460	13.7%	$8,609,996

(1)	Minimum required to qualify as “well-capitalized.”

Cash Flow
      Cash flow provided by operating activities was $2.4 billion for the six months ended June 30, 2004 compared to net cash used in operating activities of $16.5 billion for the six months ended June 30, 2003. The increase in cash flow from operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to a $23.5 billion net decrease in cash used to fund Mortgage Loan Inventory.
      Net cash used by investing activities was $8.9 billion for the six months ended June 30, 2004, compared to $14.0 billion for the six months ended June 30, 2003. The decrease in net cash used in investing activities was primarily attributable to a $8.5 billion decrease in cash used to fund available-for-sale securities, partially offset by a $1.5 billion increase in cash used to fund loans held for investment and a $2.8 billion increase in securities purchased under agreements to resell.
      Net cash provided by financing activities for the six months ended June 30, 2004 totaled $6.5 billion, compared to $30.5 billion for the six months ended June 30, 2003. The decrease in cash provided by financing activities was comprised of a $25.2 billion net decrease in short-term (primarily secured) borrowings, offset by a $0.3 billion net increase in long-term debt.
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
      Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Subprime Mortgage Loans generally are securitized with limited recourse for credit losses. During the six months ended June 30, 2004, we securitized $21.3 billion Subprime Mortgages and Prime Home Equity Loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk.”
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

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Obligations:
Notes payable	$19,289,899	$13,865,662	$7,235,888	$5,311,203	$45,702,652
Time deposits	$1,856,405	$2,036,016	$1,914,268	$403,104	$6,209,793
Operating leases	$98,623	$172,456	$128,068	$28,217	$427,364
Purchase obligations	$154,461	$33,425	$5,183	$7	$193,076
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
      In response to this Item, the information set forth on pages 65 to 67 of this Form 10-Q/A is incorporated herein by reference.

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

2) Each securitization transaction during the quarter ended March 31, 2005 has been reviewed as it occurred to identify whether it involved securities containing embedded derivatives, and, to the extent a transaction contained embedded derivatives, a plan was developed for the disposition of such securities or such securitization was not accounted for as a sale. The Company will continue this process in future periods.

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

Countrywide Financial Corporation
(Registrant)

Date: May 16, 2005	/s/ Stanford L. Kurland

Stanford L. Kurland President and Chief Operating Officer

Date: May 16, 2005	/s/ Eric P. Sieracki

Eric P. Sieracki Executive Managing Director and Chief Financial Officer