Form 10-Q/A
period 2004-09-30
COUNTRYWIDE FINANCIAL CORP
filed 2005-05-17
CIK 25191

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

EXPLANATORY NOTE
      Countrywide Financial Corporation (the “Company”) is filing this Form 10-Q/A to restate certain information in the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the “Form 10-Q”). This restatement, which the Company announced on February 22, 2005, is a result of the Company’s determination to revise the timing for recognition of gains from certain securitizations that occurred during 2003 and 2004 and to reconsolidate mortgage loans held for sale and asset-backed secured financings in special purpose entities (“SPEs”) that temporarily do not meet the conditions as qualifying special purpose entities (“QSPEs”) under SFAS 140. See Note 2 — “Restatement of Consolidated Financial Statements” for additional information regarding this restatement and a summary of the impact of this restatement on the Company’s financial statements. Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the restated financial numbers. Item 4 — Controls and Procedures has also been amended. The Form 10-Q has not been amended in any other respect except for certain minor conforming changes.
      The financial statements and related financial information for the affected periods contained in our prior Quarterly Report on Form 10-Q for the period ended September 30, 2004 should no longer be relied upon.

COUNTRYWIDE FINANCIAL CORPORATION
FORM 10-Q
September 30, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	As Restated
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash	$595,261	$633,467
Mortgage loans and mortgage-backed securities held for sale	35,365,212	24,103,625
Trading securities owned, at market value	9,390,977	6,996,699
Trading securities pledged as collateral, at market value	2,828,990	4,118,012
Securities purchased under agreements to resell	11,453,350	10,348,102
Loans held for investment, net	34,928,215	26,368,055
Investments in other financial instruments	8,241,057	12,761,764
Mortgage servicing rights, net	8,105,081	6,863,625
Premises and equipment, net	917,180	755,276
Other assets	6,887,164	5,029,048

Total assets	$118,712,487	$97,977,673

LIABILITIES
Notes payable	$57,744,159	$39,948,461
Securities sold under agreements to repurchase	21,124,329	32,013,412
Deposit liabilities	18,732,698	9,327,671
Accounts payable and accrued liabilities	8,447,667	6,248,624
Income taxes payable	2,786,868	2,354,789

Total liabilities	108,835,721	89,892,957

Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock — authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock — authorized, 1,000,000,000 shares of $0.05 par value; issued, 565,269,737 shares and 553,471,779 shares at September 30, 2004 and December 31, 2003, respectively; outstanding, 565,236,558 and 553,460,528 shares at September 30, 2004 and December 31, 2003, respectively	28,263	27,674
Additional paid-in capital	2,495,841	2,289,082
Accumulated other comprehensive income	61,179	164,526
Retained earnings	7,291,483	5,603,434

Total shareholders’ equity	9,876,766	8,084,716

Total liabilities and shareholders’ equity	$118,712,487	$97,977,673

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	As Restated	As Restated	As Restated
	(In thousands, except per share data)
Revenues:
Gain on sale of loans and securities	$1,017,697	$2,059,575	$3,554,060	$4,937,347
Interest income	1,225,206	968,065	3,349,282	2,415,354
Interest expense	(671,969)	(547,236)	(1,765,302)	(1,470,492)

Net interest income	553,237	420,829	1,583,980	944,862
Provision for loan losses	(8,360)	(11,066)	(48,888)	(25,891)

Net interest income after provision for loan losses	544,877	409,763	1,535,092	918,971

Loan servicing fees and other income from retained interests	812,940	764,245	2,372,353	2,060,414
Amortization of mortgage servicing rights	(394,069)	(666,384)	(1,377,728)	(1,586,158)
(Impairment) recovery of retained interests	(795,614)	345,477	(612,132)	(1,868,783)
Servicing hedge gains (losses)	590,967	(114,854)	114,312	639,588

Net loan servicing fees and other income (loss) from retained interests	214,224	328,484	496,805	(754,939)

Net insurance premiums earned	194,778	192,135	577,413	531,454
Commissions and other income	137,927	119,138	386,097	361,873

Total revenues	2,109,503	3,109,095	6,549,467	5,994,706

Expenses:
Compensation expenses	850,384	723,130	2,301,138	1,955,759
Occupancy and other office expenses	175,484	158,404	507,466	428,739
Insurance claim expenses	106,721	103,165	275,148	277,114
Other operating expenses	189,737	164,779	511,379	413,312

Total expenses	1,322,326	1,149,478	3,595,131	3,074,924

Earnings before income taxes	787,177	1,959,617	2,954,336	2,919,782
Provision for income taxes	289,106	744,611	1,126,597	1,110,563

NET EARNINGS	$498,071	$1,215,006	$1,827,739	$1,809,219

Earnings per share:
Basic	$0.88	$2.23	$3.27	$3.43
Diluted	$0.80	$2.13	$2.96	$3.26
The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2004
(Unaudited)

	Number of			Accumulated
	Shares of		Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained
	Stock	Stock	Capital	Income	Earnings	Total

	(In thousands, except share data)
Balance at December 31, 2003	184,479,342	$9,225	$2,307,531	$164,526	$5,603,434	$8,084,716
Net earnings for the period, as restated	—	—	—	—	1,827,739	1,827,739
Other comprehensive loss, net of tax	—	—	—	(103,347)	—	(103,347)
3-for-2 stock split, effected April 12, 2004	92,915,124	4,646	(4,646)	—	—	—
2-for-1 stock split, effected August 30, 2004	282,010,434	14,101	(14,101)	—	—	—
Stock options exercised	4,813,877	239	90,062	—	—	90,301
Tax benefit of stock options exercised	—	—	76,248	—	—	76,248
Issuance of common stock, net of treasury stock	378,201	20	13,417	—	—	13,437
Issuance of common stock for conversion of LYONs convertible debentures	334,626	17	6,410	—	—	6,427
Contribution of common stock to 401(k) Plan	304,954	15	20,920	—	—	20,935
Cash dividends paid — $0.25 per common share	—	—	—	—	(139,690)	(139,690)

Balance at September 30, 2004, as restated	565,236,558	$28,263	$2,495,841	$61,179	$7,291,483	$9,876,766

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

	As Restated
	(In thousands)
Cash flows from operating activities:
Net earnings	$1,827,739	$1,809,219
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Gain on sale of available-for-sale securities	(276,922)	(113,034)
Provision for loan losses	48,888	25,891
Accretion of discount on available-for-sale securities and notes payable	(285,358)	(366,178)
Amortization and impairment of mortgage servicing rights	1,718,183	3,348,988
Impairment of other retained interests	320,301	172,251
Depreciation and other amortization	109,679	76,933
Provision for deferred income taxes	382,108	476,890
Tax benefit of stock options exercised	76,248	53,065
Originations and purchases of loans held for sale	(247,028,170)	(348,298,205)
Sales and principal repayments of loans held for sale	242,632,347	333,813,880

Increase in mortgage loans and mortgage-backed securities held for sale	(4,395,823)	(14,484,325)

Increase in trading securities	(1,049,218)	(141,321)
(Increase) decrease in investments in other financial instruments	(2,537,997)	2,057,532
Increase in other assets	(1,886,870)	(2,471,571)
Increase in accounts payable and accrued liabilities	2,219,978	995,187
Increase in income taxes payable	114,686	50,420

Net cash used by operating activities	(3,614,378)	(8,510,053)

Cash flows from investing activities:
Increase in securities purchased under agreements to resell	(1,105,248)	(1,746,252)
Additions to loans held for investment	(8,609,048)	(12,736,256)
Additions to available-for-sales securities	(4,675,524)	(9,074,147)
Proceeds from sales and repayments of available-for-sale securities	11,844,098	6,338,890
Additions to mortgage servicing rights	(3,015,677)	(5,060,445)
Purchases of premises and equipment, net	(242,829)	(199,773)

Net cash used by investing activities	(5,804,228)	(22,477,983)

Cash flows from financing activities:
Net increase in short-term borrowings	3,731,215	9,538,054
Net (decrease) increase in securities sold under agreement to repurchase	(10,889,083)	9,140,199
Issuance of long-term debt	7,234,310	4,920,193
Repayment of long-term debt	(5,065,117)	(3,809,199)
Increase in long-term FHLB advances	5,000,000	4,150,000
Issuance of company obligated mandatorily redeemable capital pass-through securities	—	500,000
Net increase in deposit liabilities	9,405,027	6,046,296
Issuance of common stock	103,738	499,567
Payment of dividends	(139,690)	(52,064)

Net cash provided by financing activities	9,380,400	30,933,046

Net decrease in cash	(38,206)	(54,990)
Cash at beginning of period	633,467	613,280

Cash at end of period	$595,261	$558,290

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	As Restated	As Restated	As Restated
	(In thousands)
Net earnings	$498,071	$1,215,006	$1,827,739	$1,809,219
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on available-for-sale securities, foreign currency translation adjustments, and cash flow hedges:
Unrealized holding gains (losses) arising during the period, before tax	58,794	(168,711)	(211,467)	(19,042)
Income tax (expense) benefit	(22,622)	63,562	81,449	7,018

Unrealized holding gains (losses) arising during the period, net of tax	36,172	(105,149)	(130,018)	(12,024)

Less: reclassification adjustment for (gains) losses included in net earnings, before tax	(67,270)	62,650	43,379	59,216
Income tax expense (benefit)	25,900	(23,122)	(16,708)	(21,825)

Reclassification adjustment for (gains) losses included in net earnings, net of tax	(41,370)	39,528	26,671	37,391

Other comprehensive (loss) income, net of tax	(5,198)	(65,621)	(103,347)	25,367

Comprehensive income	$492,873	$1,149,385	$1,724,392	$1,834,586

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
      In addition, CSC may reacquire beneficial interests previously sold to outside third parties in the Company’s securitization transaction. In the event that such securities include protection by a derivative financial instrument held by a special purpose entity (“SPE”), that SPE no longer meets the conditions as a qualifying special purpose entity (“QSPE”) under SFAS 140. As a result, mortgage loans held for sale and asset-backed secured financings are included on the Company’s consolidated balance sheets for the period of time such securities are held by CSC. The reconsolidation of the assets and liabilities does not result in any change in the income statement. See Note 4 — “Mortgage Loans Held for Sale” and Note 13 — “Notes Payable — Asset-Backed Secured Financings.”
      As a result of the items discussed above, the consolidated balance sheet as of September 30, 2004, the consolidated statements of earnings and consolidated statements of other comprehensive income for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and the consolidated statement of cash flow for the nine months ended September 30, 2004 have been restated.
      A summary of the impact of the restatement on net earnings is as follows:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,

	2004	2003	2004

	(In thousands)
Net earnings, as previously reported	$582,241	$1,100,067	$1,972,836
Restatement for revised timing of recognition of gain on sale	(84,170)	114,939	(145,097)

	$498,071	$1,215,006	$1,827,739

      Note 3 — “Earnings Per share,” Note 4 — “Mortgage Loans Held for Sale,” Note 5 — “Supplemental Cash Flow Information,” Note 6 — “Mortgage Servicing Rights,” Note 10 — “Investments in Other Financial Instruments,” Note 11 — “Other Assets,” Note 13 — “Notes Payable,” Note 16 — “Segments and Related Information,” Note 17 — “Regulatory and Agency Capital Requirements and Related Information” and Note 20 — “Summarized Financial Information” have been amended for the impact of the restatement.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following table presents the items included on the consolidated balance sheet as of September 30, 2004 that were affected by the restatement.

	September 30, 2004

		As Previously
	As Restated	Reported

Mortgage loans and mortgage-backed securities held for sale	$35,365,212	$20,787,735
Investments in other financial instruments	8,241,057	8,480,827
Mortgage servicing rights, net	8,105,081	8,153,203
Other assets	6,887,164	6,852,714
Total assets	118,712,487	104,388,452
Notes payable	57,744,159	43,155,390
Accounts payable and accrued liabilities	8,447,667	8,476,662
Income taxes payable	2,786,868	2,877,510
Total liabilities	108,835,721	94,366,589
Retained earnings	7,291,483	7,436,580
Total shareholders’ equity	9,876,766	10,021,863
Total liabilities and shareholders’ equity	118,712,487	104,388,452
      The following table presents the items included on the consolidated statements of earnings and consolidated statements of comprehensive income for the three months ended September 30, 2004 and 2003 that were affected by the restatement.

	Three Months Ended September 30,

	2004		2003

		As Previously		As Previously
	As Restated	Reported	As Restated	Reported

Gain on sale of loans and securities	$1,017,697	$1,188,812	$2,059,575	$1,873,850
Interest income	1,225,206	1,173,033	N/A	N/A
Interest expense	(671,969)	(654,807)	N/A	N/A
Net interest income	553,237	518,226	N/A	N/A
Net interest income after provision for loan losses	544,877	509,866	N/A	N/A
Total revenues	2,109,503	2,245,607	3,109,095	2,923,370
Earnings before income taxes	787,177	923,281	1,959,617	1,773,892
Provision for income taxes	289,106	341,040	744,611	673,825
Net Earnings	498,071	582,241	1,215,006	1,100,067
Comprehensive income	492,873	577,043	1,149,385	1,034,446
Earnings per share:
Basic	$0.88	$1.03	$2.23	$2.02
Diluted	$0.80	$0.94	$2.13	$1.93

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following table presents the items included on the consolidated statements of earnings and consolidated statement of comprehensive income for the nine months ended September 30, 2004 that were affected by the restatement.

	Nine Months Ended
	September 30, 2004

		As Previously
	As Restated	Reported

Gain on sale of loans and securities	$3,554,060	$3,824,810
Interest income	3,349,282	3,297,109
Interest expense	(1,765,302)	(1,748,140)
Net interest income	1,583,980	1,548,969
Net interest income after provision for loan losses	1,535,092	1,500,081
Total revenues	6,549,467	6,785,206
Earnings before income taxes	2,954,336	3,190,075
Provision for income taxes	1,126,597	1,217,239
Net Earnings	1,827,739	1,972,836
Comprehensive income	1,724,392	1,869,489
Earnings per share:
Basic	$3.27	$3.52
Diluted	$2.96	$3.19
      The following table presents the items included on the consolidated statement of cash flow for the nine months ended September 30, 2004 that are affected by the restatement.

	Nine Months Ended
	September 30, 2004

		As Previously
	As Restated	Reported

Net earnings	$1,827,739	$1,972,836
Provision for deferred income taxes	382,108	472,750
Sales and principal repayments for loans held for sale	242,632,347	250,344,060
Decrease (increase) in mortgage loans and mortgage-backed securities held for sale	(4,395,823)	3,315,890
Increase (decrease) in investment in financial instruments	(2,537,997)	(2,738,808)
Increase in other assets	(1,886,870)	(1,852,420)
Increase in accounts payable and accrued liabilities	2,219,978	2,248,973
Net cash provided (used) by operating activities	(3,614,378)	4,195,708
Additions to available-for-sale securities	(4,675,524)	(4,714,483)
Additions to mortgage servicing rights	(3,015,677)	(3,063,799)
Net cash used by investing activities	(5,804,228)	(5,891,309)
Net (decrease) increase in short-term borrowings	3,731,215	(3,991,790)
Net cash provided by financing activities	9,380,400	1,657,395

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
      This event occurred subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004. Therefore, except for the table below, all references in the accompanying consolidated balance sheets, consolidated statements of earnings and notes to consolidated financial statements to the number of common shares and earnings per share amounts have not been restated to reflect the implementation of EITF 04-08. The following table presents earnings per share and number of common shares restated for the implementation of EITF 04-08.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Share amounts in thousands)
Earnings per share:(1)
Basic	$0.88	$2.23	$3.27	$3.43
Diluted	$0.81	$2.12	$3.02	$3.26
Shares:(1)
Basic	563,460	543,972	559,749	527,908
Diluted	612,716	572,393	605,661	555,605

(1)	Adjusted to reflect subsequent implementation of EITF 04-08, which required the Company to include the assumed conversion of its convertible debentures in earnings per share.
Note 3 — Earnings Per Share
      Basic earnings per share is determined using net earnings divided by the weighted-average shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average shares outstanding, assuming all potentially dilutive common shares were issued.
      As more fully discussed in Note 11 — Notes Payable, the Company has outstanding debentures convertible into common stock of the Company upon the stock reaching certain specified levels, or if the credit ratings of the debentures drop below investment grade. At September 30, 2004, the conditions providing the holders of the debentures the right to convert their securities to shares of common stock during the quarter ending December 31, 2004, had been met as a result of the Company’s stock price attaining a specified level. These conditions had also been met as of March 31, 2004 and June 30, 2004. Therefore, the effect of conversion of the debentures was included in the Company’s calculation of diluted earnings per share for the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2003, the conditions providing the holders of the debentures the right to convert their securities had not been met and the effect of conversion of the securities was not included in the computation of diluted earnings per share for those periods.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following table summarizes the basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended September 30,

	2004			2003

	Net		Per-Share	Net		Per-Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

	(In thousands, except per share data)
Net earnings and basic earnings per share	$498,071	563,460	$0.88	$1,215,006	543,972	$2.23
Effect of dilutive securities:
Effect of convertible debentures	796	28,900		—	—
Effect of dilutive stock options	—	28,484		—	27,180

Diluted earnings and earnings per share	$498,867	620,844	$0.80	$1,215,006	571,152	$2.13

	Nine Months Ended September 30,

	2004			2003

	Net		Per-Share	Net		Per-Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

		(In thousands, except per share data)
Net earnings and basic earnings per share	$1,827,739	559,749	$3.27	$1,809,219	527,908	$3.43
Effect of dilutive securities:
Effect of convertible debentures	2,387	30,386		—	—
Effect of dilutive stock options	—	28,384		—	26,456

Diluted earnings and earnings per share	$1,830,126	618,519	$2.96	$1,809,219	554,364	$3.26

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Had the estimated fair value of the options granted been recognized as compensation cost, the Company’s net earnings and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Net Earnings:
As reported	$498,071	$1,215,006	$1,827,739	$1,809,219
Add: Stock-based compensation included in net earnings, net of taxes	987	—	1,953	—
Deduct: Stock-based employee compensation, net of taxes	(12,217)	(8,277)	(28,969)	(20,881)

Pro forma	$486,841	$1,206,729	$1,800,723	$1,788,338

Basic Earnings Per Share:
As reported	$0.88	$2.23	$3.27	$3.43
Pro forma	$0.86	$2.22	$3.22	$3.39
Diluted Earnings Per Share:
As reported	$0.80	$2.13	$2.96	$3.26
Pro forma	$0.79	$2.11	$2.92	$3.23
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
Note 4 — Mortgage Loans Held for Sale
      CSC may reacquire beneficial interests previously sold to outside third parties in the Company’s securitization transactions. In the event that such securities include protection by a derivative financial instrument held by an SPE, that SPE no longer meets the conditions as a QSPE under SFAS 140. As a result,

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
mortgage loans held for sale and asset-backed secured financings are included on the Company’s consolidated balance sheets for the period of time such securities are held by CSC. The assets and liabilities are initially recorded at fair value. Once the securities that include protection by a derivative financial instrument are sold, typically in less than 90 days, the conditions necessary for QSPE status under SFAS 140 are again met and the related assets and liabilities are removed from the Company’s consolidated balance sheet. See Note 13 — “Notes Payable — Asset-Backed Secured Financings.”
      Mortgage loans held for sale includes mortgage loans originated or purchased for resale together with mortgage loans held in SPEs used in the Company’s securitization transactions, net of related retained interests which temporarily do not meet the conditions necessary for QSPE status under SFAS 140 (“Mortgage Loans held in SPEs”).
      Mortgage Loans Held in SPEs used in the Company’s securitization transactions are initially recorded at fair value upon reconsolidation.
      Mortgage loans held for sale include the following:

	September 30,	December 31,
	2004	2003

	(In thousands)
Mortgage loans originated or purchased for resale	$28,499,448	$24,103,625
Mortgage Loans Held in SPEs	6,865,764	—

	$35,365,212	$24,103,625

      At September 30, 2004, the Company had pledged $7.7 billion of mortgage loans originated or purchased for resale and $6.9 billion of Mortgage Loans Held in SPEs as collateral for asset-backed secured financings and had pledged $6.2 billion in mortgage loans originated or purchased for resale as collateral for asset-backed commercial paper.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5 —	Supplemental Cash Flow Information
      The following table presents supplemental cash flow information for the periods indicated.

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Cash used to pay interest	$1,121,779	$1,326,584
Cash used to pay income taxes	563,410	525,045
Non-cash investing and financing activities:
Securitization of interest-only strips	56,038	1,092,114
Unrealized (loss) gain on available-for-sale securities, foreign currency translation adjustments, and cash flow hedges, net of tax	(103,347)	25,367
Net increase in fair market value of interest rate and foreign currency swaps relating to medium-term notes	33,670	37,657
Increase in Mortgage Loans Held in SPEs and asset-backed secured financings	6,865,764	—
Issuance of common stock for conversion of LYONs convertible debentures	6,427	—
Exchange of LYONs convertible debentures for convertible securities	637,177	—
Contribution of common stock to 401(k) plan	20,935	16,206

Note 6 —	Mortgage Servicing Rights
      The activity in Mortgage Servicing Rights (“MSRs”) for the periods indicated are as follows:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Mortgage Servicing Rights
Balance at beginning of period	$8,065,174	$7,420,946
Additions	3,015,677	5,060,445
Securitization of MSRs	(56,038)	(1,092,114)
Amortization	(1,377,728)	(1,586,158)
Application of valuation allowance to write down other-than-temporarily impaired MSRs	(378,642)	(2,114,034)

Balance before valuation allowance at end of period	9,268,443	7,689,085

Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	(1,201,549)	(2,036,013)
Additions	(340,455)	(1,762,830)
Application of valuation allowance to write down other-than-temporarily impaired MSRs	378,642	2,114,034

Balance at end of period	(1,163,362)	(1,684,809)

Mortgage Servicing Rights, net	$8,105,081	$6,004,276

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8 —	Securities Purchased Under Agreements to Resell
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

Note 9 —	Loans Held for Investment and Allowance for Loan Losses
      Loans held for investment as of the dates indicated include the following:

	September 30,	December 31,
	2004	2003

	(In thousands)
Mortgage loans:
Prime	$18,821,053	$8,770,932
Prime Home Equity	11,113,845	12,804,356
Subprime	124,768	175,331

Total mortgage loans	30,059,666	21,750,619
Warehouse lending advances secured by mortgage loans	3,186,565	1,886,169
Defaulted FHA-insured and VA-guaranteed mortgage loans repurchased from securities	1,446,149	2,560,454

	34,692,380	26,197,242
Deferred loan origination costs	343,600	249,262
Allowance for loan losses	(107,765)	(78,449)

Loans held for investment, net	$34,928,215	$26,368,055

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
      Changes in the allowance for loan losses were as follows for the periods indicated:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Balance, beginning of period	$78,449	$42,049
Provision for loan losses	48,888	25,891
Net charge-offs	(19,572)	(15,448)

Balance, end of period	$107,765	$52,492

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10 —	Investments in Other Financial Instruments
      Investments in other financial instruments as of the dates indicated include the following:

	September 30,	December 31,
	2004	2003

	(In thousands)
Insurance and Banking Segments’ investment portfolios:
Mortgage-backed securities	$3,277,288	$4,440,676
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	228,762	283,453
Municipal bonds	167,648	—
Other	4,180	88

Total Insurance and Banking Segments’ investment portfolios	3,677,878	4,724,217

Other interests retained in securitization classified as available-for-sale securities:
Prime home equity residual securities	294,606	320,663
Subprime residual securities	251,134	370,912
Prime home equity line of credit transferor’s interest	213,272	236,109
Nonconforming interest-only and principal-only securities	186,812	130,300
Subprime AAA credit-rated interest-only securities	119,256	310,020
Prepayment penalty bonds	67,511	50,595
Nonconforming residual securities	15,896	—
Prime home equity interest-only securities	13,689	33,309
Subordinated mortgage-backed pass-through securities	2,385	5,997

Total other interests retained in securitization classified as available-for-sale securities	1,164,561	1,457,905

Home equity AAA credit-rated asset-backed senior securities	—	4,622,810
Servicing hedge instruments — U.S. Treasury securities	—	1,148,922

Total available-for-sale securities	4,842,439	11,953,854

Other interests retained in securitization classified as trading securities:
Subprime residual securities	140,226	—
Prime home equity residual securities	237,707	—
Nonconforming residual securities	20,359	—

Total other interests retained in securitization classified as trading securities	398,292	—

Servicing hedge derivative instruments	1,114,448	642,019
Debt hedge instruments — Interest rate and foreign currency swaps	254,554	165,891
Securities borrowed	1,631,324	—

Investments in other financial instruments	$8,241,057	$12,761,764

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
      Amortized cost and fair value of available-for-sale securities as of the dates indicated are as follows:

	September 30, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Mortgage-backed securities	$3,283,743	$13,879	$(20,334)	$3,277,288
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	225,538	3,370	(146)	228,762
Municipal bonds	164,984	2,739	(75)	167,648
Other interests retained in securitization	1,120,720	79,042	(35,201)	1,164,561
Other	4,083	97	—	4,180

	$4,799,068	$99,127	$(55,756)	$4,842,439

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Mortgage-backed securities	$4,476,600	$38,869	$(74,793)	$4,440,676
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	1,433,436	41,542	(42,603)	1,432,375
Other interests retained in securitization	1,356,420	102,798	(1,313)	1,457,905
Home equity AAA asset-backed senior securities	4,445,574	177,236	—	4,622,810
Other	86	2	—	88

	$11,712,116	$360,447	$(118,709)	$11,953,854

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Gross gains and losses realized on the sales of available-for-sale securities are as follows for the periods indicated:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Mortgage-backed securities:
Gross realized gains	$3,720	$4,600
Gross realized losses	(523)	(117)

Net	3,197	4,483

U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises:
Gross realized gains	33,415	2,675
Gross realized losses	(224)	—

Net	33,191	2,675

Municipal bonds:
Gross realized gains	126	—
Gross realized losses	(15)	—

Net	111	—

Corporate bonds:
Gross realized gains	—	1,334
Gross realized losses	—	—

Net	—	1,334

Other interests retained in securitization:
Gross realized gains	85,469	21,081
Gross realized losses	(30,376)	(8,521)

Net	55,093	12,560

Home equity AAA asset-backed senior securities:
Gross realized gains	185,330	—
Gross realized losses	—	—

Net	185,330	—

Principal-only securities:
Gross realized gains	—	91,982
Gross realized losses	—	—

Net	—	91,982

Total gains and losses on available-for-sale securities:
Gross realized gains	308,060	121,672
Gross realized losses	(31,138)	(8,638)

Net	$276,922	$113,034

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11 —	Other Assets
      Other assets as of the dates indicated include the following:

	September 30,	December 31,
	2004	2003

	(In thousands)
Securities broker-dealer receivables	$2,187,413	$742,139
Reimbursable servicing advances	817,359	1,031,835
Receivables from custodial accounts	739,466	595,671
Investments in Federal Reserve Bank and Federal Home Loan Bank stock	652,519	394,110
Interest receivable	320,035	242,669
Capitalized software, net	267,956	235,713
Derivative counterparty margin accounts	253,844	285,583
Prepaid expenses	221,392	204,570
Cash surrender value of assets held in trust for deferred compensation plan	173,595	115,491
Restricted cash	158,677	281,477
Federal funds sold	140,000	100,000
Unsettled securities trades, net	135,771	173,382
Receivables from sales of securities	87,121	105,325
Other assets	732,016	521,083

	$6,887,164	$5,029,048

      At September 30, 2004, the Company had pledged $1.5 billion of securities broker-dealer receivables to secure securities sold under repurchase agreements.

Note 12 —	Securities Sold Under Agreements to Repurchase
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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 13 —	Notes Payable
      Notes payable as of the dates indicated consist of the following:

	September 30,	December 31,
	2004	2003

	(In thousands)
Medium-term notes:
Fixed-rate	$13,486,593	$12,724,998
Floating-rate	10,155,622	3,848,023

	23,642,215	16,573,021
Asset-backed secured financings	14,588,769	—
Federal Home Loan Bank advances	11,950,000	6,875,000
Asset-backed commercial paper	5,988,457	9,699,053
Junior subordinated debentures	1,027,980	1,027,880
Convertible securities	488,359	—
Secured notes payable	29,437	29,259
LYONs convertible debentures	22,596	515,198
Unsecured notes payable	6,346	409,668
Unsecured commercial paper	—	4,819,382

	$57,744,159	$39,948,461

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

Asset-Backed Secured Financings
      The Company has recorded certain securitization transactions as secured borrowings as of September 30, 2004 because they do not qualify for sales treatment under SFAS 140 at that date. These secured borrowings amounted to $7.7 billion at September 30, 2004. The Company had pledged $7.7 billion of mortgage loans held for sale to secure such borrowings.
      In addition, CSC may reacquire beneficial interests previously sold to outside third parties in the Company’s securitization transactions. In the event that such securities include protection by a derivative financial instrument held by an SPE, that SPE no longer meets the conditions as a QSPE under SFAS 140. As a result, the mortgage loans held for sale and asset-backed secured financings are included on the Company’s consolidated balance sheets and are initially recorded at fair value. Once the securities that include protection by a derivative financial instrument are sold, typically in less than 90 days, the conditions necessary for QSPE status under SFAS 140 are again met and the related assets and liabilities are removed from the Company’s consolidated balance sheet. At September 30, 2004, such asset-backed secured financings in the amount of $6.9 billion had been recorded because some of the related beneficial interests that included protection by a derivative financial instrument had been reacquired. The Company had pledged the related $6.9 billion of mortgage loans held for sale to secure such borrowings.

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

Note 14 —	Deposits
      The following table shows comparative deposit balances as of the dates indicated:

	September 30,	December 31,
	2004	2003

	(In thousands)
Company-controlled custodial deposit accounts	$9,069,057	$5,900,682
Time deposits	8,306,187	3,252,665
Interest-bearing checking accounts	1,280,724	73,217
Non interest-bearing checking accounts	74,625	99,545
Savings accounts	2,105	1,562

	$18,732,698	$9,327,671

Note 15 —	Derivative Instruments and Risk Management Activities
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

Note 16 —	Segments and Related Information
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
      Included in the tables below labeled “Other” are the holding company activities, elimination entries and certain reclassifications to conform management reporting to the consolidated financial statements:

	Three Months Ended September 30, 2004

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(In thousands)
Revenues External	$1,365,512	$98,191	$58,347	$1,522,050	$104,089	$233,746	$220,882	$57,038	$(28,302)	$587,453	$2,109,503
Intersegment	(52,882)	37,037	—	(15,845)	62,770	(15,675)	—	—	(31,250)	15,845	—

Total Revenues	$1,312,630	$135,228	$58,347	$1,506,205	$166,859	$218,071	$220,882	$57,038	$(59,552)	$603,298	$2,109,503

Segment Earnings (pre-tax)	$496,551	$(22,667)	$22,545	$496,429	$90,135	$163,171	$29,620	$9,811	$(1,989)	$290,748	$787,177

Segment Assets	$31,149,000	$14,507,000	$73,000	$45,729,000	$33,789,000	$37,007,000	$1,653,000	$246,000	$288,000	$72,983,000	$118,712,000

	Three Months Ended September 30, 2003

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(In thousands)
Revenues External	$2,323,128	$196,291	$57,562	$2,576,981	$172,697	$115,734	$216,304	$47,806	$(20,427)	$532,114	$3,109,095
Intersegment	(36,088)	20,320	—	(15,768)	24,509	531	—	—	(9,272)	15,768	—

Total Revenues	$2,287,040	$216,611	$57,562	$2,561,213	$197,206	$116,265	$216,304	$47,806	$(29,699)	$547,882	$3,109,095

Segment Earnings (pre-tax)	$1,600,575	$73,650	$27,017	$1,701,242	$135,064	$84,516	$30,600	$8,123	$72	$258,375	$1,959,617

Segment Assets	$37,890,970	$11,426,475	$76,527	$49,393,972	$22,340,878	$18,898,718	$1,499,954	$168,444	$153,021	$43,061,015	$92,454,987

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30, 2004

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(In thousands)
Revenues External	$4,462,808	$199,460	$162,813	$4,825,081	$404,356	$552,695	$656,922	$168,453	$(58,040)	$1,724,386	$6,549,467
Intersegment	(135,352)	87,826	—	(47,526)	147,584	(25,003)	—	—	(75,055)	47,526	—

Total Revenues	$4,327,456	$287,286	$162,813	$4,777,555	$551,940	$527,692	$656,922	$168,453	$(133,095)	$1,771,912	$6,549,467

Segment Earnings (pre-tax)	$2,166,986	$(155,693)	$64,146	$2,075,439	$332,917	$387,862	$130,152	$31,225	$(3,259)	$878,897	$2,954,336

Segment Assets	$31,149,000	$14,507,000	$73,000	$45,729,000	$33,789,000	$37,007,000	$1,653,000	$246,000	$288,000	$72,983,000	$118,712,000

	Nine Months Ended September 30, 2003

	Mortgage Banking				Diversified Businesses

	Loan	Loan	Closing		Capital			Global			Grand
	Production	Servicing	Services	Total	Markets	Banking	Insurance	Operations	Other	Total	Total

	(In thousands)
Revenues External	$5,410,695	$(984,807)	$171,588	$4,597,476	$438,643	$270,428	$604,933	$141,879	$(58,653)	$1,397,230	$5,994,706
Intersegment	(116,698)	48,745	—	(67,953)	89,763	6,796	—	—	(28,606)	67,953	—

Total Revenues	$5,293,997	$(936,062)	$171,588	$4,529,523	$528,406	$277,224	$604,933	$141,879	$(87,259)	$1,465,183	$5,994,706

Segment Earnings (pre-tax)	$3,506,943	$(1,316,629)	$81,872	$2,272,186	$346,227	$195,127	$92,373	$13,694	$175	$647,596	$2,919,782

Segment Assets	$37,890,970	$11,426,475	$76,527	$49,393,972	$22,340,878	$18,898,718	$1,499,954	$168,444	$153,021	$43,061,015	$92,454,987

Note 17 —	Regulatory and Agency Capital Requirements
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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following table presents the actual capital ratios and amounts, and minimum required capital ratios for the Company to maintain a “well-capitalized” status by the Board of Governors of the Federal Reserve System as of the dates indicated:

		September 30, 2004		December 31, 2003
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	7.9%	$9,982,814	8.3%	$8,082,963
Risk-Based Capital
Tier 1	6.0%	11.7%	$9,982,814	12.8%	$8,082,963
Total	10.0%	12.4%	$10,572,947	13.7%	$8,609,996

(1)	Minimum required to qualify as “well-capitalized.”

Note 18 —	Legal Proceedings
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

Note 19 —	Subsequent Events
      On October 20, 2004, the Company announced that its Board of Directors declared a dividend of $0.12 per common share, payable November 30, 2004 to shareholders of record on November 10, 2004.
      During the period from September 30, 2004 through November 4, 2004, convertible securities with a recorded value of $563.5 million were surrendered for conversion by security holders.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 20 —	Summarized Financial Information
      Summarized financial information for Countrywide Financial Corporation and subsidiaries is as follows:

	September 30, 2004

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Balance Sheet:
Mortgage loans and mortgage-backed securities held for sale	$—	$35,299,859	$65,353	$—	$35,365,212
Trading securities	—	245,065	11,974,902	—	12,219,967
Securities purchased under agreements to resell	—	3,180,000	11,278,358	(3,005,008)	11,453,350
Loans held for investment, net	—	4,857,103	30,072,373	(1,261)	34,928,215
Investments in other financial instruments	—	1,960,178	6,280,879	—	8,241,057
Mortgage servicing rights, net	—	8,105,081	—	—	8,105,081
Other assets	11,294,285	3,361,866	10,819,411	(17,075,957)	8,399,605

Total assets	$11,294,285	$57,009,152	$70,491,276	$(20,082,226)	$118,712,487

Notes payable	$1,262,332	$46,019,780	$18,021,997	$(7,559,950)	$57,744,159
Securities sold under agreements to repurchase	—	1,207,405	22,922,089	(3,005,165)	21,124,329
Deposit liabilities	—	—	18,732,698	—	18,732,698
Other liabilities	155,187	6,075,583	5,219,617	(215,852)	11,234,535
Equity	9,876,766	3,706,384	5,594,875	(9,301,259)	9,876,766

Total liabilities and equity	$11,294,285	$57,009,152	$70,491,276	$(20,082,226)	$118,712,487

	Nine Months Ended September 30, 2004

	Countrywide	Countrywide
	Financial	Home	Other
	Corporation	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Statement of Earnings:
Revenues	$7,684	$3,681,918	$3,099,160	$(239,295)	$6,549,467
Expenses	11,320	2,163,459	1,659,268	(238,916)	3,595,131
Provision for income taxes	(1,398)	583,847	544,294	(146)	1,126,597
Equity in net earnings of subsidiaries	1,829,977	—	—	(1,829,977)	—

Net earnings	$1,827,739	$934,612	$895,598	$(1,830,210)	$1,827,739

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

Note 21 — Borrower and Investor Custodial Accounts
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
Note 22 — Loan Commitments
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
Note 23 — Pension Plan
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
Note 24 — Recently Issued Accounting Standards
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
      Total U.S. residential mortgage loan originations were approximately $655 billion in the quarter ended September 30, 2004, a decrease of approximately $515 billion, or 44%, from the year-ago period (Source: Inside Mortgage Finance). During this same time period our production volume decreased 27%. This decline in production volume, coupled with a significant decrease in loan margins from the unusually high levels realized in the third quarter of last year, resulted in a 71% decrease in earnings from our Mortgage Banking Segment. Overall, our net earnings were $498.1 million in the quarter ended September 30, 2004, a decrease of $716.9 million, or 59%, from the year-ago period. The high refinance volume and level and movement of interest rates during the year-ago quarter resulted in profit levels that are not easily repeatable.
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
      Net earnings were $498.1 million, a 59% decrease from the quarter ended September 30, 2003. Our diluted earnings per share for the quarter ended September 30, 2004 were $0.80, a 62% decrease from diluted earnings per share for the quarter ended September 30, 2003. The decline in our earnings was driven by a decrease in the profitability of our Loan Production Sector. This decrease resulted from lower Prime Mortgage Loan production and sales combined with a compression in margins, which were caused by higher mortgage interest rates, increased price competition, increased demand for lower-margin adjustable-rate mortgages and higher loan origination costs.
      Increased sales of higher-margin Subprime Mortgage and Home Equity Loans positively impacted Loan Production Sector pre-tax earnings, which were $496.6 million for the quarter ended September 30, 2004, a decrease of $1,104.0 million from the year-ago period.
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
      The Mortgage Banking Segment produced pre-tax earnings of $496.4 million for the quarter ended September 30, 2004, a decrease of 71% from the quarter ended September 30, 2003.

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
Operating Segment Results
      Pre-tax earnings by segment are summarized below:

	Quarter Ended
	September 30,

	2004	2003

	(In thousands)
Mortgage Banking:
Loan Production	$496,551	$1,600,575
Loan Servicing	(22,667)	73,650
Loan Closing Services	22,545	27,017

Total Mortgage Banking	496,429	1,701,242

Diversified Businesses:
Banking	163,171	84,516
Capital Markets	90,135	135,064
Insurance	29,620	30,600
Global Operations	9,811	8,123
Other	(1,989)	72

Total Diversified Businesses	290,748	258,375

Pre-tax earnings	$787,177	$1,959,617

      Mortgage loan production by segment and product is summarized below:

	Quarter Ended
	September 30,

	2004	2003

	(In millions)
Segment:
Mortgage Banking	$77,019	$113,324
Capital Markets’ conduit acquisitions	6,111	8,009
Banking-Treasury Bank	8,694	4,598

	$91,824	$125,931

Product:
Prime Mortgage	$70,812	$115,322
Prime Home Equity	9,058	5,071
Subprime Mortgage	11,954	5,538

	$91,824	$125,931

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
      The pre-tax earnings of the Loan Production Sector are summarized below:

	Quarter Ended September 30,

	2004		2003

		Percentage of Loan		Percentage of Loan
	Amount	Production Volume	Amount	Production Volume

		(Dollar amounts in thousands)
Revenues:
Prime Mortgage	$720,616		$1,984,183
Prime Home Equity	404,530		57,524
Subprime Mortgage	187,484		245,333

Total revenues	1,312,630	1.70%	2,287,040	2.01%

Expenses:
Compensation expenses	531,667	0.69%	443,633	0.39%
Other operating expenses	185,169	0.24%	131,225	0.11%
Allocated corporate expenses	99,243	0.13%	111,607	0.10%

Total expenses	816,079	1.06%	686,465	0.60%

Pre-tax earnings	$496,551	0.64%	$1,600,575	1.41%

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
      Revenues declined over the year-ago period due primarily to a reduction in production and sales volume and margins of Prime Mortgage Loans. Sales of Prime Mortgage Loans were $65.0 billion in the current quarter compared to $109.5 billion in the year-ago quarter. Prime Mortgage Loan margins declined significantly from the unusually high levels realized in the third quarter of 2003. We attribute the decline in margins to increased price competition caused by the significant reduction in refinance activity, as well as to the shift in consumer preference towards adjustable rate mortgages, which generally carry lower margins than 30 year fixed rate mortgages. The decline in prime revenues was partially offset by increased production and sales of higher margin Subprime Mortgage and Prime Home Equity Loans. Sales of Subprime Mortgage and Prime Home Equity Loans were $17.5 billion in the current quarter compared to $4.1 billion in the year-ago quarter.
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

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities
      Gain on sale of loans and securities is summarized below for the periods indicated:

	Quarter Ended September 30,

	2004			2003

		Gain on Sale			Gain on Sale

			As Percentage			As Percentage
	Loans Sold	Amount	of Loans Sold	Loans Sold	Dollars	of Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$65,023,378	$543,919	0.84%	$109,547,016	$1,770,726	1.62%
Subprime Mortgage Loans	7,601,946	92,063	1.21%	4,114,000	217,383	5.28%
Prime Home Equity Loans	9,870,640	290,649	2.94%	—	—	NM

Production Sector	82,495,964	926,631	1.12%	113,661,016	1,988,109	1.75%
Reperforming loans	338,163	15,495	4.58%	182,372	14,271	7.83%

	$82,834,127	942,126		$113,843,388	2,002,380

Capital Markets:
Underwriting		79,353			34,754
Conduit activities		44,457			79,695
Trading securities and other		(55,277)			(65,499)

		68,533			48,950
Other		7,038			8,245

		$1,017,697			$2,059,575

      Gain on sale of Prime Mortgage Loans decreased in the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 due primarily to lower Prime Mortgage Loan production and sales combined with lower margins. The decline in margins from the unusually high levels realized in the third quarter of 2003 was due to increased price competition as a result of lower demand for refinance mortgage loans combined with a shift in consumer preference towards adjustable rate mortgages, which generally carry lower margins than thirty year fixed-rate mortgages. Gain on sale of Subprime Mortgage Loans decreased in the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 due primarily to a decline in margins on Subprime loans sold during the current period combined with a hedge loss incurred during the quarter ended September 30, 2004 related to Subprime loans sold in subsequent periods. Increased sales of Prime Home Equity Loans in the current quarter partially offset the decline in gain on sale from Prime and Subprime Mortgage Loans. Inventory of this product had been accumulated during recent periods of high origination volume.
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

Net Interest Income
      Net interest income is summarized below for the periods indicated:

	Quarter Ended
	September 30,

	2004	2003

	(In thousands)
Net interest income (expense):
Mortgage Banking Segment loans and securities	$320,704	$254,644
Banking Segment loans and securities	202,514	98,862
Custodial balances	(15,120)	(76,453)
Loan Servicing Sector interest expense	(88,145)	(60,754)
Capital Markets Segment securities portfolio	83,364	127,907
Reperforming loans	21,753	32,021
Home equity AAA asset-backed securities	16,350	31,081
Other	11,817	13,521

Net interest income	553,237	420,829
Provision for loan losses related to loans held for investment	(8,360)	(11,066)

Net interest income after provision for loan losses	$544,877	$409,763

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
      Net earnings were $1,827.7 million during the nine months ended September 30, 2004, a 1% increase from the nine months ended September 30, 2003. The increase in our earnings was driven primarily by an increase in the profitability of our Banking Segment. In the Mortgage Banking Segment, improved financial performance of our MSRs was for the most part offset by a decline in the profitability of our Loan Production Sector. Although net earnings increased 1% from the year-ago period, earnings per share for the nine months ended September 30, 2004 decreased 9% to $2.96 as a result of an increase in the number of diluted shares.
      The decrease in the profitability of the Loan Production Sector resulted from lower Prime Mortgage Loan production and sales combined with a compression in margins, which were caused by generally higher mortgage interest rates, increased demand for lower-margin adjustable-rate mortgages, greater pricing competition and higher loan origination costs. Increased sales of higher-margin Subprime Mortgage and Home Equity Loans positively impacted Loan Production Sector pre-tax earnings, which were $2,167.0 million for the nine months ended September 30, 2004, a decrease of $1,340.0 million from the year-ago period.
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
      The Mortgage Banking Segment produced pre-tax earnings of $2,075.4 million for the nine months ended September 30, 2004, a decrease of 9% from the nine months ended September 30, 2003.
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

Operating Segment Results
      Pre-tax earnings by segment are summarized below:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Mortgage Banking:
Loan Production	$2,166,986	$3,506,943
Loan Servicing	(155,693)	(1,316,629)
Loan Closing Services	64,146	81,872

Total Mortgage Banking	2,075,439	2,272,186

Diversified Businesses:
Banking	387,862	195,127
Capital Markets	332,917	346,227
Insurance	130,152	92,373
Global Operations	31,225	13,694
Other	(3,259)	175

Total Diversified Businesses	878,897	647,596

Pre-tax earnings	$2,954,336	$2,919,782

      Mortgage loan production by segment and product is summarized below:

	Nine Months Ended
	September 30,

	2004	2003

	(In millions)
Segment:
Mortgage Banking	$232,993	$330,730
Capital Markets’ conduit acquisitions	14,034	17,568
Banking-Treasury Bank	20,664	10,246

	$267,691	$358,544

Product:
Prime Mortgage	$217,643	$332,501
Prime Home Equity	21,648	12,926
Subprime Mortgage	28,400	13,117

	$267,691	$358,544

Mortgage Banking Segment
      The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors.

Loan Production Sector
      The pre-tax earnings of the Loan Production Sector are summarized below:

	Nine Months Ended September 30,

	2004		2003

		Percentage of		Percentage of
		Loan Production		Loan Production
	Amount	Volume	Amount	Volume

	(Dollar amounts in thousands)
Revenues:
Prime Mortgage	$2,457,823		$4,844,124
Prime Home Equity	875,896		107,216
Subprime Mortgage	993,737		342,657

Total revenues	4,327,456	1.86%	5,293,997	1.60%

Expenses:
Compensation expenses	1,368,623	0.59%	1,162,150	0.35%
Other operating expenses	495,633	0.21%	349,675	0.11%
Allocated corporate expenses	296,214	0.13%	275,229	0.08%

Total expenses	2,160,470	0.93%	1,787,054	0.54%

Pre-tax earnings	$2,166,986	0.93%	$3,506,943	1.06%

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
      Revenues declined over the year-ago period due primarily to a reduction in production and sales volume and margins of Prime Mortgage Loans. Sales of Prime Mortgage Loans were $198.9 billion in the current period compared to $297.7 billion in the year-ago period. Prime Mortgage Loan margins declined from the high levels realized in the nine months ended September 30, 2003. We attribute the decline in margins to increased price competition caused by the significant reduction in refinance activity, as well as to the shift in consumer preference towards adjustable rate mortgages, which generally carry lower margins than 30 year fixed rate mortgages. The decline in prime revenues was partially offset by increased production and sales of higher margin Subprime Mortgage and Prime Home Equity Loans. Combined sales of Subprime Mortgage and Prime Home Equity Loan products were $40.5 billion in the current nine month period compared to $5.3 billion in the year-ago period.
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
Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities
      Gain on sale of loans and securities is summarized below for the periods indicated:

	Nine Months Ended September 30,

	2004			2003

		Gain on Sale			Gain on Sale

			As Percentage			As Percentage
	Loans Sold	Amount	of Loans Sold	Loans Sold	Dollars	of Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$198,914,929	$1,883,934	0.95%	$297,652,198	$4,344,067	1.46%
Subprime Mortgage Loans	21,771,622	793,117	3.64%	5,300,965	278,888	5.26%
Prime Home Equity Loans	18,737,801	556,451	2.97%	39,128	1,155	2.95%

Production Sector	239,424,352	3,233,502	1.35%	302,992,291	4,624,110	1.53%
Reperforming loans	2,395,139	116,019	4.84%	2,009,050	141,630	7.05%

	$241,819,491	3,349,521		$305,001,341	4,765,740

Capital Markets:
Conduit activities		197,614			200,107
Underwriting		174,782			96,439
Trading securities and other		(187,062)			(148,437)

		185,334			148,109
Other		19,205			23,498

		$3,554,060			$4,937,347

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

Net Interest Income
      Net interest income is summarized below for the periods indicated:

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
Net interest income (expense):
Mortgage Banking Segment loans and securities	$980,856	$551,989
Banking Segment loans and securities	481,468	222,792
Custodial balances	(95,084)	(185,114)
Servicing Sector interest expense	(254,561)	(181,798)
Capital Markets Segment securities portfolio	312,206	328,790
Reperforming loans	78,997	94,767
Home equity AAA asset-backed securities	45,904	73,599
Other	34,194	39,837

Net interest income	1,583,980	944,862
Provision for loan losses related to loans held for investment	(48,888)	(25,891)

Net interest income after provision for loan losses	$1,535,092	$918,971

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

September 30,
2004

(In thousands)
Subordinated Interests:
Subprime residual securities	$391,360
Prime home equity residual securities	532,313
Prime home equity transferor’s interests	213,272
Nonconforming residual securities	36,255
Subordinated mortgage-backed pass-through securities	2,385

$1,175,585

Corporate guarantees in excess of recorded reserves	$225,212

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

Mortgage Loans Held for Sale
      At September 30, 2004, mortgage loans held for sale amounted to $35.4 billion. While the loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant.

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
      Our regulatory capital ratios were as follows as of the dates indicated:

		September 30, 2004		December 31, 2003
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

		(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	7.9%	$9,982,814	8.3%	$8,082,963
Risk-Based Capital
Tier 1	6.0%	11.7%	$9,982,814	12.8%	$8,082,963
Total	10.0%	12.4%	$10,572,947	13.7%	$8,609,996

(1)	Minimum required to qualify as “well-capitalized.”

Cash Flow
      Cash flow used by operating activities was $3.6 billion for the nine months ended September 30, 2004 compared to of $8.5 billion for the nine months ended September 30, 2003. The increase in cash flow used in operations for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to a $10.1 billion net decrease in cash used to fund Mortgage Loan Inventory.
      Net cash used by investing activities was $5.8 billion for the nine months ended September 30, 2004, compared to $22.5 billion for the nine months ended September 30, 2003. The decrease in net cash used in investing activities was primarily attributable to a $9.9 billion decrease in cash used to fund available-for-sale securities, combined with a $4.1 billion decrease in cash used to fund loans held for investment.
      Net cash provided by financing activities for the nine months ended September 30, 2004 totaled $9.4 billion, compared to $30.9 billion for the nine months ended September 30, 2003. The decrease in cash provided by financing activities was comprised of a $25.8 billion net decrease in short-term (primarily secured) borrowings, offset by a $3.4 billion increase in deposit liabilities and a $1.4 billion net increase in long-term debt.
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
      Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Subprime Mortgage Loans generally are securitized with limited recourse for credit losses. During the nine months ended September 30, 2004, we securitized $36.8 billion in Subprime Mortgages and Prime Home Equity Loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees, less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk.”
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

Contractual Obligations
      The following table summarizes our significant contractual obligations at September 30, 2004, with the exception of short-term borrowing arrangements and pension and post-retirement benefit plans:

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Obligations:
Notes payable	$20,777,754	$17,690,713	$8,981,235	$4,306,000	$51,755,702
Time deposits	$2,850,403	$2,596,915	$2,329,209	$529,660	$8,306,187
Operating leases	$112,750	$180,710	$96,853	$13,285	$403,598
Purchase obligations	$164,662	$24,752	$4,913	$—	$194,327
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
      In response to this Item, the information set forth on pages 64 to 66 of this Form 10-Q/A is incorporated herein by reference.

Item 4.	Controls and Procedures
      We have conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer had previously concluded that our disclosure controls and procedures were effective in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities during the period in which this quarterly report on Form 10-Q was being prepared. However, during our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, we identified a material weakness in the Company’s internal control over financial reporting, which is described below. Solely because of this material weakness, the Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were ineffective in ensuring that material information relating to the Company, including our consolidated subsidiaries, was made known to the Chief Executive Officer and Chief Financial Officer by others within those entities during the period for which this quarterly report on Form 10-Q/A was being prepared.
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
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and as of December 31, 2004 this assessment identified the following material weakness in the Company’s internal control over financial reporting:
      The Company’s internal controls intended to ensure the proper accounting treatment of certain securitization transactions were not properly designed. Specifically, these controls were intended to facilitate the proper sale accounting treatment pursuant to the provisions of Statement of Financial Accounting

Standards No. 140, “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). These internal controls were not designed to address all relevant provisions of SFAS 140, specifically those relating to derivatives and retained interests that require evaluation when concluding on the propriety of sale accounting treatment for a securitization transaction. As a result of these ineffectively designed controls, the Company recorded certain gains on the sales of mortgage loans in improper periods during 2004 and 2003. As described in the “Explanatory Note” introduction to this Form 10-Q/A, this Form 10-Q/A is being filed to restate the Company’s results to record such gains in the proper periods and to make certain conforming changes.

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

(1) Accounting policies relating to new or modified activities were reviewed prior to March 31, 2005, the end of the first quarter in which such policies were effective. The Company will continue this process in future periods.

(2) Each securitization transaction during the quarter ended March 31, 2005 has been reviewed as it occurred to identify whether it involved securities containing embedded derivatives, and, to the extent a transaction contained embedded derivatives, a plan was developed for the disposition of such securities or the securitization was not accounted for as a sale. The Company will continue this process in future periods.

(3) Procedures have been implemented to identify any such securities containing embedded derivatives that are held at each quarter end and to the extent such securities exist, procedures have been designed to ensure proper accounting related to gain on sale or reconsolidation of previously sold assets. The Company will continue to follow these procedures in the future.

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