Form 10-Q
period 2005-06-30
COUNTRYWIDE FINANCIAL CORP
filed 2005-08-08
CIK 25191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2005

Common Stock $.05 par value	594,603,777

COUNTRYWIDE FINANCIAL CORPORATION
FORM 10-Q
June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash	$916,571	$751,237
Mortgage loans and mortgage-backed securities held for sale	30,179,419	37,350,149
Trading securities owned, at market value	13,169,526	10,558,387
Trading securities pledged as collateral, at market value	1,369,509	1,303,007
Securities purchased under agreements to resell and securities borrowed	21,751,208	13,231,448
Loans held for investment, net	62,528,327	39,661,191
Investments in other financial instruments	11,927,779	10,091,057
Mortgage servicing rights, net	9,367,666	8,729,929
Premises and equipment, net	1,155,712	985,350
Other assets	6,252,104	5,833,950

Total assets	$158,617,821	$128,495,705

LIABILITIES
Notes payable	$63,957,263	$66,613,671
Securities sold under agreements to repurchase and federal funds purchased	39,540,571	20,465,123
Deposit liabilities	30,613,784	20,013,208
Accounts payable and accrued liabilities	9,573,861	8,507,384
Income taxes payable	3,276,708	2,586,243

Total liabilities	146,962,187	118,185,629

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock — authorized, 1,000,000,000 shares of $0.05 par value; issued, 593,157,719 shares and 581,706,836 shares at June 30, 2005 and December 31, 2004, respectively; outstanding, 593,030,375 shares and 581,648,881 shares at June 30, 2005 and December 31, 2004, respectively	29,658	29,085
Additional paid-in capital	2,806,092	2,570,402
Accumulated other comprehensive income	142,964	118,943
Retained earnings	8,676,920	7,591,646

Total shareholders’ equity	11,655,634	10,310,076

Total liabilities and shareholders’ equity	$158,617,821	$128,495,705

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Revenues
Gain on sale of loans and securities	$1,145,409	$1,418,869	$2,507,160	$2,538,890

Interest income	1,761,784	1,074,326	3,242,565	2,124,076
Interest expense	(1,229,234)	(575,778)	(2,225,171)	(1,093,333)

Net interest income	532,550	498,548	1,017,394	1,030,743
Provision for loan losses	(17,101)	(19,747)	(36,723)	(40,528)

Net interest income after provision for loan losses	515,449	478,801	980,671	990,215

Loan servicing fees and other income from retained interests	1,019,149	802,632	1,991,507	1,559,413
Amortization of mortgage servicing rights	(482,373)	(569,977)	(954,560)	(983,659)
(Impairment) recovery of retained interests	(1,378,969)	1,179,127	(1,063,605)	183,482
Servicing hedge gains (losses)	1,147,158	(1,149,451)	594,866	(476,655)

Net loan servicing fees and other income from retained interests	304,965	262,331	568,208	282,581

Net insurance premiums earned	215,478	187,252	414,996	382,635
Commissions and other revenue	126,642	127,493	241,793	245,643

Total revenues	2,307,943	2,474,746	4,712,828	4,439,964

Expenses
Compensation	850,143	770,090	1,636,622	1,450,754
Occupancy and other office	225,137	150,848	413,793	298,873
Insurance claims	88,786	83,752	164,721	168,427
Advertising and promotion	53,615	41,658	108,794	73,795
Other operating	155,381	143,922	305,020	280,956

Total expenses	1,373,062	1,190,270	2,628,950	2,272,805

Earnings before income taxes	934,881	1,284,476	2,083,878	2,167,159
Provision for income taxes	368,423	497,997	828,568	837,491

NET EARNINGS	$566,458	$786,479	$1,255,310	$1,329,668

Earnings per share
Basic	$0.96	$1.41	$2.14	$2.38
Diluted	$0.92	$1.29	$2.05	$2.19
The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other
	Number of	Common	Paid-in-	Comprehensive	Retained
	Shares	Stock	Capital	Income (Loss)	Earnings	Total

	(In thousands, except share data)
Balance at December 31, 2003	184,479,342	$9,225	$2,307,531	$164,526	$5,603,434	$8,084,716
Comprehensive income:
Net earnings for the period	—	—	—	—	1,329,668	1,329,668
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(114,117)	—	(114,117)
Net unrealized gains from cash flow hedging instruments	—	—	—	12,560	—	12,560
Net change in foreign currency translation adjustment	—	—	—	3,408	—	3,408

Total comprehensive income						1,231,519

3-for-2 stock split, effected April 12, 2004	92,915,124	4,646	(4,646)	—	—	—
Stock options exercised	3,209,785	160	69,991	—	—	70,151
Tax benefit of stock options exercised	—	—	55,115	—	—	55,115
Issuance of common stock, net of treasury stock	386,372	20	11,921	—	—	11,941
Contribution of common stock to 401(k) Plan	203,542	10	13,763	—	—	13,773
Cash dividends paid — $0.30 per common share (before giving effect to stock splits)	—	—	—	—	(83,345)	(83,345)

Balance at June 30, 2004	281,194,165	$14,061	$2,453,675	$66,377	$6,849,757	$9,383,870

Balance at December 31, 2004	581,648,881	$29,085	$2,570,402	$118,943	$7,591,646	$10,310,076
Comprehensive income:
Net earnings for the period	—	—	—	—	1,255,310	1,255,310
Other comprehensive income (loss), net of tax:
Net unrealized gains from available-for-sale securities	—	—	—	36,738	—	36,738
Net unrealized gains from cash flow hedging instruments	—	—	—	2,824	—	2,824
Net change in foreign currency translation adjustment	—	—	—	(15,541)	—	(15,541)

Total comprehensive income						1,279,331

Stock options exercised	8,522,379	430	102,522	—	—	102,952
Tax benefit of stock options exercised	—	—	74,312	—	—	74,312
Issuance of common stock, net of treasury stock	1,584,289	79	39,046	—	—	39,125
Issuance of common stock for conversion of convertible debt	803,461	40	2,065	—	—	2,105
Tax benefit of interest on conversion of convertible debt	—	—	1,939	—	—	1,939
Contribution of common stock to 401(k) Plan	471,365	24	15,806	—	—	15,830
Cash dividends paid — $0.29 per common share	—	—	—	—	(170,036)	(170,036)

Balance at June 30, 2005	593,030,375	$29,658	$2,806,092	$142,964	$8,676,920	$11,655,634

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Cash flows from operating activities:
Net earnings	$1,255,310	$1,329,668
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of available-for-sale securities	(10,865)	(176,457)
Accretion of discount on notes payable	449	868
Provision for loan losses	36,723	40,528
Accretion of discount on other retained interests	(194,797)	(171,108)
Amortization of mortgage servicing rights	954,560	983,659
Impairment (recovery) of mortgage servicing rights	335,476	(455,321)
Change in fair value of mortgage servicing rights attributable to hedged risk	493,430	—
Impairment of other retained interests	173,341	271,839
Depreciation and other amortization	125,968	71,033
Provision for deferred income taxes	535,751	421,966
Tax benefit of stock options exercised	74,312	55,115
Loans and mortgage-backed securities held for sale:
Origination and purchase	(188,906,332)	(154,898,000)
Sale and principal repayments	185,513,763	154,769,352

Increase in mortgage loans and mortgage-backed securities held for sale	(3,392,569)	(128,648)

(Increase) decrease in trading securities	(2,677,641)	302,787
(Increase) decrease in investments in other financial instruments	(712,838)	924,719
Increase in other assets	(446,178)	(1,081,022)
Increase in accounts payable and accrued liabilities	1,082,307	2,107,151
Increase (decrease) in income taxes payable	141,045	(36,032)

Net cash (used) provided by operating activities	(2,226,216)	4,460,745

Cash flows from investing activities:
Increase in securities purchased under agreements to resell and securities borrowed	(8,519,760)	(5,686,278)
Additions to loans held for investment, net	(22,903,859)	(7,567,070)
Additions to investments in other financial instruments	(4,695,821)	(4,610,023)
Proceeds from sale and repayment of investments in other financial instruments	3,246,182	9,097,329
Additions to mortgage servicing rights	(2,421,203)	(2,007,348)
Purchase of premises and equipment, net	(268,306)	(178,298)

Net cash used by investing activities	(35,562,767)	(10,951,688)

Cash flows from financing activities:
Net increase in short-term borrowings	1,449,310	2,975,485
Issuance of long-term debt	12,254,530	7,570,883
Repayment of long-term debt	(5,397,588)	(3,770,241)
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	19,075,448	(6,392,941)
Net increase in deposit liabilities	10,600,576	6,142,609
Issuance of common stock	142,077	82,092
Payment of dividends	(170,036)	(83,345)

Net cash provided by financing activities	37,954,317	6,524,542

Net increase in cash	165,334	33,599
Cash at beginning of period	751,237	626,183

Cash at end of period	$916,571	$659,782

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 —	Basis of Presentation
      Countrywide Financial Corporation (“Countrywide”) is a holding company which, through its principal subsidiary, Countrywide Home Loans, Inc. (“CHL”) and other subsidiaries (collectively, the “Company”), is a diversified financial services company engaged primarily in mortgage banking, banking and other mortgage finance-related businesses. The Company’s business activities fall into the following general categories: residential mortgage banking, retail banking and mortgage warehouse lending, dealing in securities, insurance underwriting and operating an agency, and international mortgage loan processing and subservicing.
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
      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, including a description of the Company’s significant accounting policies, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”) for the Company.
      On April 12, 2004, the Company completed a 3-for-2 stock split effected as a stock dividend. On August 30, 2004, the Company completed a 2-for-1 stock split effected as a stock dividend. As more fully discussed in Note 2 to the 2004 Annual Report, in the fourth quarter of 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” (“EITF 04-8”). EITF 04-8 requires the Company to include the assumed conversion of its convertible debentures in diluted earnings per share (if dilutive), regardless of whether the market conditions have been met. Countrywide’s Liquid Yield Option Notes and Convertible Securities meet the criteria of EITF 04-8. All references in the accompanying consolidated balance sheets, consolidated statements of earnings and notes to consolidated financial statements to the number of common shares and earnings per share amounts have been restated to reflect these stock splits and the implementation of EITF 04-8.
      Certain amounts reflected in the prior year consolidated financial statements have been reclassified to conform to current year presentation.

Note 2 —	Earnings Per Share
      Basic earnings per share is determined using net earnings divided by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average shares outstanding, assuming all potentially dilutive common shares were issued.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following table summarizes the basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended June 30,

	2005			2004

	Net		Per-Share	Net		Per-Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

	(In thousands, except per share data)
Net earnings and basic earnings per share	$566,458	588,538	$0.96	$786,479	559,766	$1.41
Effect of dilutive securities:
Convertible debentures	83	2,140		788	16,675
Dilutive stock options	—	24,310		—	34,896

Diluted earnings and earnings per share	$566,541	614,988	$0.92	$787,267	611,337	$1.29

	Six Months Ended June 30,

	2005			2004

	Net		Per-Share	Net		Per-Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

	(In thousands, except per share data)
Net earnings and basic earnings per share	$1,255,310	585,884	$2.14	$1,329,668	557,866	$2.38
Effect of dilutive securities:
Convertible debentures	191	2,430		1,578	15,906
Dilutive stock options	—	25,153		—	35,234

Diluted earnings and earnings per share	$1,255,501	613,467	$2.05	$1,331,246	609,006	$2.19

      During the three months ended June 30, 2005 and 2004, stock options to purchase 25,500 shares and 11,819,996 shares, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive. During the six months ended June 30, 2005 and 2004, stock options to purchase 30,300 shares and 11,838,496 shares, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

Stock-Based Compensation
      The Company generally grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to eligible employees. The Company recognizes compensation expense related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price.
      The Company recognizes compensation expense relating to its restricted stock grants based on the fair value of the shares awarded as of the date of the award. Compensation expense for restricted stock grants, including those awarded to retirement-eligible employees, is recognized over the shares’ nominal vesting period.
      As more fully discussed in Note 22 — “Recently Issued Accounting Standards,” the Company will adopt Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”) beginning in 2006. As a result of adopting SFAS 123R, the Company will charge to expense the value of employee

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
stock options as well as restricted stock and any other stock-based compensation. The Company will also be required, for awards made beginning on the adoption of SFAS 123R, to immediately expense awards made to retirement-eligible employees and will be required to amortize grants to other employees over the lesser of the nominal vesting period or the period until the grantee becomes retirement-eligible. Amounts to be charged to earnings include the unamortized grants made before the effective date plus the value of any grants awarded after December 31, 2005. Management has not yet determined the effect of implementation of SFAS 123R or whether the statement will be implemented prospectively or retrospectively.
      Had the estimated fair value of the options granted been included in compensation expense, the Company’s net earnings and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Net Earnings:
As reported	$566,458	$786,479	$1,255,310	$1,329,668
Add: Stock-based compensation included in net earnings, net of taxes	133	491	2,036	965
Deduct: Stock-based employee compensation, net of taxes	(67,070)	(11,824)	(80,213)	(17,014)

Pro forma	$499,521	$775,146	$1,177,133	$1,313,619

Basic Earnings Per Share:
As reported	$0.96	$1.41	$2.14	$2.38
Pro forma	$0.85	$1.38	$2.01	$2.35
Diluted Earnings Per Share:
As reported	$0.92	$1.29	$2.05	$2.19
Pro forma	$0.81	$1.27	$1.92	$2.16
      The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option-pricing model that has been modified to consider cash dividends to be paid. Beginning in the second quarter of 2005, the Company further enhanced its expected life assumptions used in the Black-Scholes-Merton model relating to the Company’s employee turnover and exercise experience. For purposes of this pro-forma disclosure, the fair value of each option grant is amortized to periodic compensation expense over the options’ vesting period.
      On April 1, 2005, the Company granted 13.3 million stock options to eligible employees. These options fully vested and became exercisable on May 1, 2005. As a result of the vesting period, the expense of the entire stock option grant is included in the stock-based compensation pro-forma disclosure above. Upon adoption of SFAS 123R there will be no compensation expense related to these stock options.
      The weighted-average assumptions used to value the option grants and the resulting average estimated values were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Weighted Average Assumptions:
Dividend yield	1.70%	0.85%	1.70%	0.85%
Expected volatility	32.50%	36.04%	32.50%	36.02%
Risk-free interest rate	4.15%	2.90%	4.15%	2.90%
Expected life (in years)	3.13	5.59	3.14	5.59
Per-share fair value of options	$6.95	$11.09	$6.95	$11.09
Weighted-average exercise price	$32.60	$31.87	$32.61	$31.84

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 3 —	Supplemental Cash Flow Information
      The following table presents supplemental cash flow information:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Cash used to pay interest	$2,254,456	$1,078,684
Cash used to pay income taxes	88,152	405,509
Non-cash investing and finance activities:
Securitization of interest-only strips	—	56,038
Unrealized gain (loss) on available-for-sale securities, foreign currency translation adjustments and cash flow hedges, net of tax	24,021	(98,149)
Net decrease in fair value of medium-term notes	397,705	38,132
Contribution of common stock to 401(k) plan	15,830	13,773
(Decrease) increase in Mortgage Loans Held in SPEs and asset-backed secured financings	(10,563,299)	8,027,814
Issuance of common stock for conversion of convertible debt	2,105	—
Tax effect of interest on conversion of convertible debt	1,939	—

Note 4 —	Mortgage Loans Held for Sale
      The Company’s broker-dealer subsidiary, Countrywide Securities Corporation (“CSC”), may reacquire beneficial interests previously sold to outside third parties in the Company’s securitization transactions. In the event that such securities include protection by a derivative financial instrument held by a special purpose entity (“SPE”), that SPE no longer meets the conditions as a qualifying special purpose entity (“QSPE”) under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (“SFAS 140”). As a result, the related mortgage loans held for sale and asset-backed secured financings are included on the Company’s consolidated balance sheets and are initially recorded at fair value. Such mortgage loans, net of related retained interests (“Mortgage Loans Held in SPEs”) are included with mortgage loans and mortgage-backed securities held for sale on the Company’s consolidated balance sheet.
      Mortgage loans held for sale include the following:

	June 30,	December 31,
	2005	2004

	(In thousands)
Prime	$20,984,409	$15,561,822
Nonprime	4,616,004	9,878,661
Prime home equity	4,107,481	1,046,075
Commercial real estate	471,525	300,292

Mortgage loans originated or purchased for resale	30,179,419	26,786,850
Mortgage Loans Held in SPEs	—	10,563,299

	$30,179,419	$37,350,149

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      At June 30, 2005, the Company had pledged $1.6 billion of mortgage loans originated or purchased for resale as collateral for asset-backed secured financings, and $9.3 billion in mortgage loan inventory to secure asset-backed commercial paper.

Note 5 —	Trading Securities
      Trading securities, which consist of trading securities owned and trading securities pledged as collateral, include the following:

	June 30,	December 31,
	2005	2004

	(In thousands)
Mortgage pass-through securities:
Fixed-rate	$7,603,214	$6,768,864
Adjustable-rate	980,771	717,194

	8,583,985	7,486,058
Collateralized mortgage obligations	2,528,128	2,067,066
U.S. Treasury securities	2,025,123	971,438
Obligations of U.S. Government-sponsored enterprises	619,198	560,163
Interest-only stripped securities	366,309	318,110
Asset-backed securities	285,579	340,684
Mark-to-market on TBA securities	90,450	58,676
Negotiable certificates of deposit	35,521	30,871
Corporate debt securities	—	21,659
Other	4,742	6,669

	$14,539,035	$11,861,394

      As of June 30, 2005, $11.4 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $1.4 billion.

Note 6 —	Securities Purchased Under Agreements to Resell and Securities Borrowed
      As of June 30, 2005, the Company had accepted collateral with a fair value of $29.5 billion that it had the contractual ability to sell or re-pledge, including $7.7 billion related to amounts offset against securities purchased under agreements to resell under master netting arrangements. As of June 30, 2005, the Company had re-pledged $26.0 billion of such collateral for financing purposes.
      As of December 31, 2004, the Company had accepted collateral with a fair value of $22.2 billion that it had the contractual ability to sell or re-pledge, including $8.2 billion related to amounts offset against securities purchased under agreements to resell under master netting arrangements. As of December 31, 2004, the Company had re-pledged $18.7 billion of such collateral for financing purposes.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 7 —	Mortgage Servicing Rights
      The activity in Mortgage Servicing Rights (“MSRs”) is as follows:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Mortgage Servicing Rights
Balance at beginning of period	$9,820,511	$8,065,174
Additions	2,421,203	2,007,348
Securitization of MSRs	—	(56,038)
Amortization	(954,560)	(983,659)
Change in fair value attributable to hedged risk	(493,430)	—
Application of valuation allowance to write down impaired MSRs	(39,860)	(360,774)

Balance before valuation allowance at end of period	10,753,864	8,672,051

Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	(1,090,582)	(1,201,549)
(Additions) recoveries	(335,476)	455,321
Application of valuation allowance to write down impaired MSRs	39,860	360,774

Balance at end of period	(1,386,198)	(385,454)

Mortgage Servicing Rights, net	$9,367,666	$8,286,597

      The estimated fair values of mortgage servicing rights were $9.4 billion and $8.9 billion as of June 30, 2005 and December 31, 2004, respectively.
      The following table summarizes the Company’s estimate of amortization of its existing MSRs for the five-year period ending June 30, 2010. This projection was developed using the assumptions made by management in its June 30, 2005 valuation of MSRs. The assumptions underlying the following estimate will be affected as market conditions, portfolio composition and behavior change, causing both actual and projected amortization levels to vary over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR
Year Ending June 30,	Amortization

(In thousands)
2006	$2,257,628
2007	1,744,111
2008	1,355,649
2009	1,060,098
2010	833,908

Five-year total	$7,251,394

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8 —	Investments in Other Financial Instruments
      Investments in other financial instruments include the following:

	June 30,	December 31,
	2005	2004

	(In thousands)
Available-for-sale securities:
Mortgage-backed securities	$7,241,213	$6,009,819
Municipal bonds	318,484	208,239
Obligations of U.S. Government-sponsored enterprises	302,986	279,991
U.S. Treasury securities	101,058	66,030
Other	2,344	3,685

Subtotal	7,966,085	6,567,764

Other interests retained in securitization classified as available-for-sale securities:
Nonconforming interest-only and principal-only securities	242,838	191,502
Nonprime residual securities	242,461	237,695
Prime home equity line of credit transferor’s interest	235,097	273,639
Prime home equity residual securities	159,824	275,598
Prepayment penalty bonds	101,642	61,483
Prime home equity interest-only securities	20,691	27,950
Nonprime interest-only securities	20,309	84,834
Nonconforming residual securities	5,840	11,462
Subordinated mortgage-backed pass-through securities	2,278	2,306

Total other interests retained in securitization classified as available-for-sale securities	1,030,980	1,166,469

Total available-for-sale securities	8,997,065	7,734,233

Other interests retained in securitization classified as trading securities:
Prime home equity residual securities	510,547	533,554
Nonprime residual securities	420,920	187,926
Prime home equity line of credit transferor’s interest	178,242	—
Nonconforming residual securities	16,574	20,555

Total other interests retained in securitization classified as trading securities	1,126,283	742,035

Hedging instruments:
Servicing	1,569,387	1,024,977
Debt	235,044	589,812

Total investments in other financial instruments	$11,927,779	$10,091,057

      At June 30, 2005, the Company had pledged $5.8 billion of mortgage-backed securities to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Amortized cost and fair value of available-for-sale securities are as follows:

	June 30, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Mortgage-backed securities	$7,260,591	$12,475	$(31,853)	$7,241,213
Municipal bonds	316,682	3,561	(1,759)	318,484
Obligations of U.S. Government-sponsored enterprises	305,915	60	(2,989)	302,986
U.S. Treasury securities	99,501	1,962	(405)	101,058
Other interests retained in securitization	851,342	180,339	(701)	1,030,980
Other	2,344	—	—	2,344

	$8,836,375	$198,397	$(37,707)	$8,997,065

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Mortgage-backed securities	$6,034,293	$6,347	$(30,821)	$6,009,819
Municipal bonds	205,726	2,669	(156)	208,239
Obligations of U.S. Government-sponsored enterprises	281,430	233	(1,672)	279,991
U.S. Treasury securities	63,977	2,237	(184)	66,030
Other interests retained in securitization	1,045,011	123,766	(2,308)	1,166,469
Other	4,370	15	(700)	3,685

	$7,634,807	$135,267	$(35,841)	$7,734,233

      The Company’s available-for-sale securities in an unrealized loss position are as follows:

	June 30, 2005

	Less Than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Mortgage-backed securities	$4,012,301	$(17,346)	$1,098,529	$(14,507)	$5,110,830	$(31,853)
Municipal bonds	100,354	(1,759)	—	—	100,354	(1,759)
Obligations of U.S. Government-sponsored enterprises	130,103	(837)	128,303	(2,152)	258,406	(2,989)
U.S. Treasury securities	36,823	(82)	27,163	(323)	63,986	(405)
Other interests retained in securitization	15,859	(513)	6,806	(188)	22,665	(701)
Other	—	—	—	—	—	—

Total impaired securities	$4,295,440	$(20,537)	$1,260,801	$(17,170)	$5,556,241	$(37,707)

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2004

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Mortgage-backed securities	$3,656,167	$(18,725)	$823,916	$(12,096)	$4,480,083	$(30,821)
U.S. Treasury securities	27,288	(184)	—	—	27,288	(184)
Obligations of U.S. Government-sponsored enterprises	185,983	(1,283)	28,648	(389)	214,631	(1,672)
Municipal bonds	65,587	(156)	—	—	65,587	(156)
Other interests retained in securitization	27,970	(1,753)	5,256	(555)	33,226	(2,308)
Other	3,620	(700)	—	—	3,620	(700)

Total impaired securities	$3,966,615	$(22,801)	$857,820	$(13,040)	$4,824,435	$(35,841)

      The impairment reflected in these securities is a result of a change in market interest rates and management believes that such impairment is not indicative of the Company’s ability to recover the securities’ fair value in the reasonably foreseeable future. Accordingly, other-than-temporary impairment related to these securities has not been recognized as of June 30, 2005 or December 31, 2004.
      Gross gains and losses realized on the sales of available-for-sale securities are as follows:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Mortgage-backed securities:
Gross realized gains	$31	$6,748
Gross realized losses	(116)	(946)

Net	(85)	5,802

Home equity asset-backed senior securities:
Gross realized gains	—	137,215
Gross realized losses	—	—

Net	—	137,215

Obligations of U.S. Government-sponsored enterprises:
Gross realized gains	13	309
Gross realized losses	—	—

Net	13	309

Municipal bonds:
Gross realized gains	—	—
Gross realized losses	(100)	—

Net	(100)	—

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
U.S. Treasury securities:
Gross realized gains	—	33,359
Gross realized losses	—	(224)

Net	—	33,135

Other interests retained in securitization:
Gross realized gains	9,837	—
Gross realized losses	(53)	—

Net	9,784	—

Other:
Gross realized gains	1,253	11
Gross realized losses	—	(15)

Net	1,253	(4)

Total gains and losses on available-for-sale securities:
Gross realized gains	11,134	177,642
Gross realized losses	(269)	(1,185)

Net	$10,865	$176,457

Note 9 —	Loans Held for Investment
      Loans held for investment include the following:

	June 30,	December 31,
	2005	2004

	(In thousands)
Mortgage loans:
Prime	$40,071,009	$22,588,351
Prime home equity	15,890,115	11,435,792
Nonprime	235,838	171,592

Total mortgage loans	56,196,962	34,195,735
Warehouse lending advances secured by mortgage loans	4,372,064	3,681,830
Defaulted FHA-insured and VA-guaranteed mortgage loans repurchased from securities	1,282,079	1,518,642

	61,851,105	39,396,207
Purchase premium/discount and deferred loan origination costs	833,184	390,030
Allowance for loan losses	(155,962)	(125,046)

Loans held for investment, net	$62,528,327	$39,661,191

      At June 30, 2005, mortgage loans held for investment totaling $36.8 billion were pledged to secure Federal Home Loan Bank advances.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      At June 30, 2005, the Company had accepted collateral of $4.7 billion securing warehouse-lending advances that it had the contractual ability to re-pledge. As of June 30, 2005, no such mortgage loan collateral had been re-pledged.
      Changes in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Balance, beginning of the period	$125,046	$78,449
Provision for loan losses	36,723	40,528
Net charge-offs	(5,807)	(13,138)

Balance, end of the period	$155,962	$105,839

Note 10 —	Other Assets
      Other assets include the following:

	June 30,	December 31,
	2005	2004

	(In thousands)
Investments in Federal Reserve Bank and Federal Home Loan Bank stock	$1,196,024	$795,894
Reimbursable servicing advances	938,694	1,355,584
Interest receivable	668,707	426,962
Receivables from custodial accounts	649,808	391,898
Securities broker-dealer receivables	443,619	818,299
Capitalized software, net	317,745	286,504
Federal funds sold	257,000	225,000
Derivative margin accounts	243,845	99,795
Cash surrender value of assets held in trust for deferred compensation plan	211,510	184,569
Prepaid expenses	196,180	212,310
Restricted cash	182,460	200,142
Receivables from sale of securities	167,447	143,874
Other assets	779,065	693,119

	$6,252,104	$5,833,950

      At June 30, 2005, the Company had pledged $277 million of other assets to secure securities sold under agreements to repurchase.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11 —	Notes Payable
      Notes payable consists of the following:

	June 30,	December 31,
	2005	2004

	(In thousands)
Federal Home Loan Bank advances	$23,825,000	$15,475,000
Medium-term notes:
Fixed rate	12,641,709	13,519,494
Floating rate	10,854,690	11,846,268

	23,496,399	25,365,762

Asset-backed commercial paper	8,563,720	7,372,138
Unsecured commercial paper	5,524,431	—
Asset-backed secured financings	1,220,667	17,258,543
Junior subordinated debentures	1,028,079	1,028,013
Convertible securities	43,955	65,026
LYONs convertible debentures	10,576	12,626
Other	244,436	36,563

	$63,957,263	$66,613,671

Federal Home Loan Bank Advances
      During the six months ended June 30, 2005, the Company obtained $8.6 billion of advances from the Federal Home Loan Bank (“FHLB”). Of these advances, $2.8 billion were fixed-rate and $5.8 billion were adjustable-rate. At June 30, 2005, the Company had pledged $36.8 billion of mortgage loans to secure its outstanding FHLB advances.

Medium-Term Notes
      During the six months ended June 30, 2005, the Company issued the following medium-term notes:

	Outstanding Balance
				Interest Rate		Maturity Date
	Floating-	Fixed-
	Rate	Rate	Total	From	To	From	To

	(In thousands)
CHL Series M	$585,000	$—	$585,000	3.27%	3.27%	January, 2006	January, 2006
CFC Series A	2,320,000	541,430	2,861,430	3.29%	5.25%	March, 2006	May, 2020
CHL Euro	183,100	—	183,100	3.37%	3.45%	May, 2006	November, 2006

Total	$3,088,100	$541,430	$3,629,530

      Of the $3.1 billion of floating-rate medium-term notes issued by the Company during the six months ended June 30, 2005, none were effectively converted to fixed-rate debt using interest rate swap contracts. Of the $0.54 billion of fixed-rate medium-term notes issued by the Company during the same period, $0.04 billion were effectively converted to floating rate debt using interest rate swaps.
      During the six months ended June 30, 2005, the Company redeemed $5.1 billion of maturing medium-term notes.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      As of June 30, 2005, $3.6 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Japanese Yen, Pounds Sterling, Canadian Dollars, Australian Dollars and Euros. These notes have been effectively converted to U.S. dollars through currency swaps.

Asset-Backed Commercial Paper
      The Company has formed three special purpose entities to finance certain of its mortgage loan inventory.
      Two of these entities issue commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities of up to 180 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. The SLN programs’ capacities, based on aggregate commitments from underlying credit enhancers, totaled $30.9 billion at June 30, 2005. For the six months ended June 30, 2005, the average borrowings under these facilities totaled $16.9 billion, and the weighted-average interest rate borne by the SLNs was 2.87%. At June 30, 2005, the weighted-average interest rate borne by the SLNs was 3.27%, and the Company had pledged $9.3 billion in mortgage loan inventory to secure the SLNs.
      The third special purpose entity is funded with financing provided by a group of bank-sponsored conduits that are financed through the issuance of asset-backed commercial paper. The entity incurs an interest charge based on prevailing money market rates approximating the cost of asset-backed commercial paper. For the six months ended June 30, 2005, average borrowings under the facility totaled $0.2 billion. At June 30, 2005, the entity had aggregate commitments from the bank-sponsored conduits totaling $8.4 billion, and had no outstanding borrowings.

Asset-Backed Secured Financings
      As of June 30, 2005, the Company has recorded certain securitization transactions as secured borrowings because they do not qualify for sales treatment under SFAS 140 as a result of the retention of securities that include protection by a derivative. These secured borrowings amounted to $1.2 billion at June 30, 2005 and are secured by the related mortgage loans totaling $1.6 billion.
      In addition, CSC may reacquire beneficial interests previously sold to outside third parties in the Company’s securitization transactions. In the event that such securities include protection by a derivative financial instrument held by a SPE, that SPE no longer meets the conditions as a QSPE under SFAS 140. As a result, the mortgage loans held for sale and asset-backed secured financings are included on the Company’s consolidated balance sheets and are initially recorded at fair value. Once the securities that include protection by a derivative financial instrument are sold, typically in less than 90 days, the conditions necessary for QSPE status under SFAS 140 are again met and the related assets and liabilities are removed from the Company’s consolidated balance sheet. At June 30, 2005, no such asset-backed secured financings had been recorded.

Junior Subordinated Debentures
      As more fully discussed in Note 16 — “Notes Payable,” included in the consolidated financial statements of the 2004 Annual Report, the Company has issued junior subordinated debentures to non-consolidated subsidiary trusts. The trusts finance their holdings of the junior subordinated debentures by issuing Company-guaranteed capital securities.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The Company guarantees CHL’s indebtedness to two of the subsidiary trusts, Countrywide Capital I and Countrywide Capital III, which are excluded from the Company’s consolidated financial statements. Following is summarized information for those trusts:

	June 30, 2005

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,368	$205,247
Other assets	1,031	16,792

Total assets	$308,399	$222,039

Notes payable	$9,222	$6,171
Other liabilities	1,031	16,792
Company-guaranteed mandatorily redeemable capital trust pass-through securities	298,146	199,076
Shareholder’s equity	—	—

Total liabilities and shareholder’s equity	$308,399	$222,039

	Six Months Ended
	June 30, 2005

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Statement of Earnings:
Revenues	$12,416	$8,321
Expenses	(12,416)	(8,321)
Provision for income taxes	—	—

Net earnings	$—	$—

	December 31, 2004

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,323	$205,226
Other assets	1,031	691

Total assets	$308,354	$205,917

Notes payable	$9,220	$6,171
Other liabilities	1,031	691
Company-guaranteed mandatorily redeemable capital trust pass-through securities	298,103	199,055
Shareholder’s equity	—	—

Total liabilities and shareholder’s equity	$308,354	$205,917

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended
	June 30, 2004

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Statement of Earnings:
Revenues	$12,416	$8,321
Expenses	(12,416)	(8,321)
Provision for income taxes	—	—

Net earnings	$—	$—

Note 12 —	Deposits
      The following table summarizes deposit balances:

	June 30,	December 31,
	2005	2004

	(In thousands)
Time deposits	$16,752,236	$10,369,763
Company-controlled custodial deposit accounts	11,141,070	7,900,900
Interest-bearing checking accounts	2,524,589	1,673,517
Non-interest-bearing checking accounts	194,763	66,983
Savings accounts	1,126	2,045

	$30,613,784	$20,013,208

Note 13 —	Securities Sold Under Agreements to Repurchase and Federal Funds Purchased
      The Company routinely enters short-term financing arrangements to sell securities under agreements to repurchase (“repurchase agreements”). The repurchase agreements are collateralized by mortgage loans and securities. All securities underlying repurchase agreements are held in safekeeping by broker-dealers or banks. All agreements are to repurchase the same or substantially identical securities.
      At June 30, 2005, repurchase agreements were secured by $11.4 billion of trading securities, $26.0 billion of securities purchased under agreements to resell and securities borrowed, $5.8 billion in investments in other financial instruments, and $0.3 billion of other assets. As of June 30, 2005, $7.7 billion of the pledged securities purchased under agreements to resell and securities borrowed related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

Note 14 —	Derivative Instruments and Risk Management Activities
      The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages interest rate risk through the natural counterbalance of its loan production and servicing businesses. The Company also uses derivatives and other financial instruments to manage the interest rate risk related specifically to its interest rate lock commitments, mortgage loan inventory and MBS held for sale, MSRs and other retained interests, trading securities, and its long-term debt. The primary objective of the Company’s interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.
      The Company uses a variety of derivative financial instruments to manage interest rate risk. These instruments include MBS mandatory forward sale and purchase commitments, options to sell or buy MBS,

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Treasury and Eurodollar rate futures and options thereon, interest rate floors, interest rate caps, capped swaps, swaptions, interest rate swaps and mortgage forward rate agreements. These instruments involve, to varying degrees, elements of interest rate and credit risk.
      The Company manages foreign currency exchange rate risk, which arises from the issuance of foreign currency-denominated debt, with foreign currency swaps.

Risk Management Activities Related to Mortgage Loan Inventory and Interest Rate Lock Commitments
      The Company is exposed to interest rate risk from the time an interest rate lock commitment (“IRLC”) is made to a mortgage applicant (or financial intermediary) to the time the related mortgage loan is sold. During this period, the Company is exposed to losses if mortgage interest rates rise, because the value of the IRLC or mortgage loan declines. To manage this interest rate risk, the Company utilizes derivatives, primarily forward sales of MBS and options to buy and sell MBS, as well as options on Treasury futures contracts. Certain of these instruments qualify as fair value hedges of mortgage loans under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”).
      During the six months ended June 30, 2005, the risk management activities connected with 83% of the fixed-rate mortgage inventory and 37% of the adjustable-rate mortgage inventory were accounted for as fair value hedges. The Company recognized pre-tax losses of $21.2 million and $84.6 million, representing the ineffective portion of such fair value hedges of its mortgage inventory, for the six months ended June 30, 2005 and 2004, respectively. These amounts, along with the change in the fair value of the derivative instruments that were not designated as hedge instruments, are included in gain on sale of loans and securities in the consolidated statements of earnings.
      IRLCs are derivative instruments and are recorded at fair value with changes in fair value recognized in current period earnings (as a component of gain on sale of loans and securities). Because IRLCs are derivatives under SFAS 133, the risk management activities related to the IRLCs do not qualify for hedge accounting under SFAS 133. The freestanding derivative instruments that are used to manage the interest rate risk associated with the IRLCs are carried at fair value with changes in fair value recorded as a component of gain on sale of loans in the consolidated statements of earnings.

Risk Management Activities Related to Mortgage Servicing Rights and Other Retained Interests
      MSRs and other retained interests, specifically interest-only securities and residual securities, are generally subject to a loss in value, or impairment, when mortgage interest rates decline. To moderate the effect of impairment on earnings, the Company maintains a portfolio of financial instruments, including derivatives, which generally increase in aggregate value when interest rates decline. This portfolio of financial instruments is collectively referred to as the “Servicing Hedge.”
      During the three months ended June 30, 2005, a portion of the Servicing Hedge qualified as a fair value hedge under SFAS 133. The portion of the Servicing Hedge that qualified as a fair value hedge covered approximately 29% of the risk associated with a change in fair value of the MSRs attributable to changes in interest rates of up to 50 basis points. At no other time during the six months ended June 30, 2005 and 2004 has any portion of the Servicing Hedge qualified as a hedge under SFAS 133.
      Application of fair value hedge accounting under SFAS 133 results in the cost basis of the MSRs being adjusted for the change in fair value of the MSRs attributable to the hedged risk, with a corresponding amount included as a component of impairment or recovery of retained interests in the statement of earnings. The change in the fair value of the derivatives is included as a component of servicing hedge gains or losses in the statement of earnings. For the six months ended June 30, 2005, the Company recognized a loss of

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
$11.6 million in earnings, which represents the amount of hedge ineffectiveness for the portion of the Servicing Hedge that qualified as a fair value hedge under SFAS 133. There was no portion of the related hedge instruments’ gain or loss that was excluded from the assessment of hedge effectiveness.
      The financial instruments that currently comprise the Servicing Hedge include options on interest rate futures, interest rate swaps, interest rate caps, interest rate swaptions, interest rate futures and mortgage forward rate agreements.
      Mortgage forward rate agreements represent mutual agreements to exchange a single cash flow at a forward settlement date, based on the basis point difference between the forward fixed-rate and a floating-rate set equal to the 30-day forward current coupon mortgage rate, known as the CMM index, on the settlement date. For use in the Servicing Hedge, the Company generally receives the fixed-rate and pays the floating-rate. Such agreements increase in value as the spread between the current coupon mortgage rate and the swap curves tightens, or when interest rates decline.
      With respect to the options on interest rate swaps and futures and interest rate caps, the Company is not exposed to loss beyond its initial outlay to acquire the hedge instruments and any unrealized gains recognized to date.
      With respect to the interest rate swaps outstanding as of June 30, 2005, the Company estimates that its maximum exposure to loss over the various contractual terms is $206 million.
      With respect to the mortgage forward rate agreements outstanding as of June 30, 2005, the Company estimates that its maximum exposure to loss over the various contractual terms is $423 million.
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
      The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge:

	Balance,			Balance,
	December 31,		Dispositions/	June 30,
	2004	Additions	Expirations	2005

	(In millions)
Long call options on interest rate futures	$15,250	$29,700	$(39,950)	$5,000
Long put options on interest rate futures	2,000	—	(2,000)	—
Long treasury futures	2,850	150	(3,000)	—
Interest rate caps	300	1,164	(1,164)	300
Interest rate swaptions	41,250	40,675	(43,700)	38,225
Interest rate floors	1,000	—	(1,000)	—
Interest rate swaps	—	57,950	(30,250)	27,700
Mortgage forward rate agreements	—	49,550	(12,500)	37,050

Risk Management Activities Related to Issuance of Long-Term Debt
      The Company enters into interest rate swap contracts which enable it to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt and to enable the Company to convert a portion of its foreign currency-denominated fixed and floating-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt. These transactions are designated as fair value hedges under SFAS 133. For the six

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
months ended June 30, 2005, the Company recognized a pre-tax gain of $0.4 million, representing the ineffective portion of such fair value hedges of debt. For the six months ended June 30, 2004, the Company also recognized a pre-tax gain of $0.4 million, representing the ineffective portion of such fair value hedges of debt. These amounts are included in interest expense in the consolidated statements of earnings.
      The Company enters into interest rate swap contracts which enable it to convert a portion of its floating-rate, long-term debt to fixed-rate, long-term debt and to convert a portion of its foreign currency-denominated fixed-rate, long-term debt to U.S. dollar fixed-rate debt. These transactions are designated as cash flow hedges. For the six months ended June 30, 2005, the Company recognized no pre-tax gain or loss on the ineffective portion of cash flow hedges. For the six months ended June 30, 2004, the Company recognized a pre-tax gain of $0.01 million, representing the ineffective portion of such cash flow hedges. As of June 30, 2005, deferred net gains or losses on derivative instruments included in other comprehensive income that are expected to be reclassified to earnings during the next 12 months are not material.

Risk Management Activities Related to Deposit Liabilities
      The Company acquires interest rate swap contracts that have the effect of converting a portion of its fixed-rate deposit liabilities to variable-rate deposit liabilities. Effective January 1, 2005, these transactions were designated as fair value hedges under SFAS 133. For the six months ended June 30, 2005, the Company recognized a pre-tax loss of $1.7 million representing the ineffective portion of such fair value hedges. This amount is included in interest expense in the consolidated statement of earnings.

Risk Management Activities Related to the Broker-Dealer Securities Trading Portfolio
      In connection with its broker-dealer activities, the Company maintains a trading portfolio of fixed income securities, primarily MBS. The Company is exposed to the risk of price changes in this portfolio arising from changes in interest rates during the period it holds the securities. To manage this risk, the Company utilizes derivative financial instruments. These instruments include MBS mandatory forward sale and purchase commitments as well as short sales of cash market U.S. Treasury securities, futures contracts, interest rate swap contracts and swaptions. All such derivatives are accounted for as freestanding and as such are carried at fair value with changes in fair value recorded in current period earnings as a component of gain on sale of loans and securities.

Note 15 —	Regulatory and Agency Capital Requirements
      The Company is a bank holding company as a result of the acquisition of Treasury Bank (the “Bank”). Both the Company and the Bank are subject to regulatory capital requirements imposed by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is also subject to U.S. Department of Housing and Urban Development, Fannie Mae, Freddie Mac and Government National Mortgage Association (“Ginnie Mae”) net worth requirements, which are lower than those of the Federal Reserve.
      Regulatory capital is assessed for adequacy by three measures: Tier 1 Leverage Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital. Tier 1 Leverage Capital includes common shareholders’ equity; preferred stock and capital securities that meet certain guidelines detailed in the capital regulations, less goodwill; the portion of MSRs not includable in regulatory capital (MSRs includable in regulatory capital are limited to the lesser of the carrying value of MSRs, 100% of Tier 1 capital, or 90% of the fair value of the MSRs, net of associated deferred taxes) and other adjustments. Tier 1 Leverage Capital is measured with respect to average assets during the quarter. The Company and the Bank are required to have a Tier 1 Leverage Capital ratio of 4.0% to be considered adequately capitalized and 5.0% to be considered well capitalized.

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
      Total Risk-Based Capital includes preferred stock and capital securities excluded from Tier 1 Capital, mandatory convertible debt and subordinated debt that meets certain regulatory criteria. The Total Risk-Based Capital ratio is calculated as a percent of risk-weighted assets at the end of the quarter. The Company and the Bank are required to have a Total Risk-Based Capital ratio of 8.0% to be considered adequately capitalized and 10.0% to be considered well capitalized.
      At June 30, 2005 and December 31, 2004, the Company and the Bank’s regulatory capital ratios and amounts, and minimum required capital ratios for the Company and the Bank to maintain a “well capitalized” status were as follows:

	June 30, 2005

		Countrywide Financial
		Corporation		Treasury Bank
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	7.2%	$11,498,160	6.9%	$4,010,472
Risk-Based Capital:
Tier 1	6.0%	10.4%	$11,498,160	9.9%	$4,010,472
Total	10.0%	11.0%	$12,129,225	10.1%	$4,084,639

(1)	Minimum required to qualify as “well capitalized.”

	December 31, 2004

		Countrywide Financial
		Corporation		Treasury Bank
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	7.9%	$10,332,383	7.8%	$2,939,144
Risk-Based Capital:
Tier 1	6.0%	11.1%	$10,332,383	11.8%	$2,939,144
Total	10.0%	11.7%	$10,928,223	12.0%	$2,988,116

(1)	Minimum required to qualify as “well capitalized.”

Note 16 —	Segments and Related Information
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
      The Banking Segment’s operations are comprised of Treasury Bank and Countrywide Warehouse Lending. Treasury Bank invests primarily in mortgage loans sourced from the Loan Production Sector. Countrywide Warehouse Lending provides to third-party mortgage lenders temporary financing secured by mortgage loans.
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
      The Global Operations Segment includes Global Home Loans Limited, a provider of loan origination processing and loan subservicing in the United Kingdom; UKValuation Limited, a provider of property valuation services in the UK; Countrywide International Technology Holdings Limited, a licensor of loan origination processing, servicing and residential real estate value assessment technology; and CFC India Private Limited, a provider of call center, data processing and information technology related services.
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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Included in the tables below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements:

	Quarter Ended June 30, 2005

	Mortgage Banking

	Loan	Loan	Closing	Total		Capital		Global		Total
	Production	Servicing	Services	Mortgage	Banking	Markets	Insurance	Operations	Other	Consolidated

	(In thousands)
Revenues:
External	$1,219,873	$191,536	$69,233	$1,480,642	$408,967	$147,844	$248,972	$56,203	$(34,685)	$2,307,943
Intersegment	17,372	83,870	—	101,242	(63,941)	30,270	—	—	(67,571)	—

Total Revenues	$1,237,245	$275,406	$69,233	$1,581,884	$345,026	$178,114	$248,972	$56,203	$(102,256)	$2,307,943

Pre-tax Earnings	$409,135	$89,103	$28,211	$526,449	$251,161	$104,851	$57,708	$5,321	$(10,609)	$934,881

Total Assets	$26,303,000	$16,307,000	$64,000	$42,674,000	$69,712,000	$43,541,000	$2,028,000	$263,000	$400,000	$158,618,000

	Quarter Ended June 30, 2004

	Mortgage Banking

	Loan	Loan	Closing	Total		Capital		Global		Total
	Production	Servicing	Services	Mortgage	Banking	Markets	Insurance	Operations	Other	Consolidated

	(In thousands)
Revenues:

External	$1,730,377	$141,099	$55,086	$1,926,562	$175,653	$120,875	$213,575	$53,603	$(15,522)	$2,474,746

Intersegment	(36,417)	28,268	—	(8,149)	(6,962)	40,810	—	—	(25,699)	—

Total Revenues	$1,693,960	$169,367	$55,086	$1,918,413	$168,691	$161,685	$213,575	$53,603	$(41,221)	$2,474,746

Pre-tax Earnings	$969,825	$25,193	$23,069	$1,018,087	$119,083	$89,631	$48,537	$9,683	$(545)	$1,284,476

Total Assets	$39,306,000	$13,411,000	$64,000	$52,781,000	$30,376,000	$30,913,000	$1,665,000	$229,000	$247,000	$116,211,000

	Six Months Ended June 30, 2005

	Mortgage Banking

	Loan	Loan	Closing	Total		Capital		Global		Total
	Production	Servicing	Services	Mortgage	Banking	Markets	Insurance	Operations	Other	Consolidated

	(In thousands)
Revenues:
External	$2,687,834	$320,784	$129,825	$3,138,443	$742,620	$317,270	$472,441	$111,317	$(69,263)	$4,712,828
Intersegment	957	144,107	—	145,064	(101,296)	64,753	—	—	(108,521)	—

Total Revenues	$2,688,791	$464,891	$129,825	$3,283,507	$641,324	$382,023	$472,441	$111,317	$(177,784)	$4,712,828

Pre-tax Earnings	$1,143,792	$106,292	$47,996	$1,298,080	$467,101	$226,898	$112,285	$9,360	$(29,846)	$2,083,878

Total Assets	$26,303,000	$16,307,000	$64,000	$42,674,000	$69,712,000	$43,541,000	$2,028,000	$263,000	$400,000	$158,618,000

	Six Months Ended June 30, 2004

	Mortgage Banking

	Loan	Loan	Closing	Total		Capital		Global		Total
	Production	Servicing	Services	Mortgage	Banking	Markets	Insurance	Operations	Other	Consolidated

	(In thousands)
Revenues:
External	$3,097,295	$101,269	$104,466	$3,303,030	$318,949	$300,267	$436,040	$111,415	$(29,737)	$4,439,964
Intersegment	(82,469)	50,789	—	(31,680)	(9,328)	84,814	—	—	(43,806)	—

Total Revenues	$3,014,826	$152,058	$104,466	$3,271,350	$309,621	$385,081	$436,040	$111,415	$(73,543)	$4,439,964

Pre-tax Earnings	$1,670,435	$(133,026)	$41,601	$1,579,010	$224,691	$242,782	$100,532	$21,414	$(1,270)	$2,167,159

Total Assets	$39,306,000	$13,411,000	$64,000	$52,781,000	$30,376,000	$30,913,000	$1,665,000	$229,000	$247,000	$116,211,000

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 17 —	Summarized Financial Information
      Summarized financial information for Countrywide Financial Corporation (parent only) and subsidiaries is as follows:

	June 30, 2005

	Countrywide
	Financial	Countrywide
	Corporation	Home	Other
	(Parent Only)	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Balance Sheets:
Mortgage loans and mortgage- backed securities held for sale	$—	$29,471,476	$684,687	$23,256	$30,179,419
Trading securities	—	366,309	14,585,388	(412,662)	14,539,035
Securities purchased under agreements to resell and securities borrowed	—	—	26,378,449	(4,627,241)	21,751,208
Loans held for investment, net	—	5,956,860	56,575,429	(3,962)	62,528,327
Investments in other financial instruments	—	2,836,067	9,091,712	—	11,927,779
Mortgage servicing rights, net	—	9,367,666	—	—	9,367,666
Other assets	21,066,565	5,551,261	12,897,300	(31,190,739)	8,324,387

Total assets	$21,066,565	$53,549,639	$120,212,965	$(36,211,348)	$158,617,821

Notes payable	$9,192,018	$35,174,652	$31,794,911	$(12,204,318)	$63,957,263
Securities sold under agreements to repurchase	—	125	44,159,037	(4,618,591)	39,540,571
Deposit liabilities	—	—	30,610,641	3,143	30,613,784
Other liabilities	218,913	14,318,104	6,315,762	(8,002,210)	12,850,569
Equity	11,655,634	4,056,758	7,332,614	(11,389,372)	11,655,634

Total liabilities and equity	$21,066,565	$53,549,639	$120,212,965	$(36,211,348)	$158,617,821

	Six Months Ended June 30, 2005

	Countrywide
	Financial	Countrywide
	Corporation	Home	Other
	(Parent Only)	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Statements of Earnings
Revenues	$3,752	$3,161,922	$1,770,439	$(223,285)	$4,712,828
Expenses	12,830	1,890,920	929,999	(204,799)	2,628,950
Provision for income taxes	(4,002)	514,525	325,575	(7,530)	828,568
Equity in net earnings of subsidiaries	1,260,386	—	—	(1,260,386)	—

Net earnings	$1,255,310	$756,477	$514,865	$(1,271,342)	$1,255,310

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2004

	Countrywide
	Financial	Countrywide
	Corporation	Home	Other
	(Parent Only)	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Balance Sheets:
Mortgage loans and mortgage- backed securities held for sale	$—	$36,937,845	$412,304	$—	$37,350,149
Trading securities	—	318,110	11,543,284	—	11,861,394
Securities purchased under agreements to resell and securities borrowed	—	2,550,127	13,354,254	(2,672,933)	13,231,448
Loans held for investment, net	—	5,431,321	34,230,360	(490)	39,661,191
Investments in other financial instruments	—	2,301,416	7,789,641	—	10,091,057
Mortgage servicing rights, net	—	8,729,929	—	—	8,729,929
Other assets	11,308,342	4,759,535	10,452,379	(18,949,719)	7,570,537

Total assets	$11,308,342	$61,028,283	$77,782,222	$(21,623,142)	$128,495,705

Notes payable	$829,030	$51,532,883	$22,856,613	$(8,604,855)	$66,613,671
Securities sold under agreements to repurchase	—	—	23,137,028	(2,671,905)	20,465,123
Deposit liabilities	—	—	20,013,208	—	20,013,208
Other liabilities	169,236	5,451,663	5,736,987	(264,259)	11,093,627
Equity	10,310,076	4,043,737	6,038,386	(10,082,123)	10,310,076

Total liabilities and equity	$11,308,342	$61,028,283	$77,782,222	$(21,623,142)	$128,495,705

	Six Months Ended June 30, 2004

	Countrywide
	Financial	Countrywide
	Corporation	Home	Other
	(Parent Only)	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Statements of Earnings:
Revenues	$6,024	$2,573,733	$2,003,597	$(143,390)	$4,439,964
Expenses	6,521	1,356,518	1,052,762	(142,996)	2,272,805
Provision for income taxes	(193)	476,088	361,748	(152)	837,491
Equity in net earnings of subsidiaries	1,329,972	—	—	(1,329,972)	—

Net earnings	$1,329,668	$741,127	$589,087	$(1,330,214)	$1,329,668

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 18 —	Legal Proceedings
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

Note 19 —	Borrower and Investor Custodial Accounts
      As of June 30, 2005 and December 31, 2004, the Company managed $24.6 billion and $20.6 billion, respectively, of off-balance sheet borrower and investor custodial cash accounts as well as related liabilities to those borrowers and investors. Of these amounts, $11.1 billion and $7.9 billion, respectively, were deposited at the Bank and were included in the Company’s deposit liabilities, with the remaining balances held by other depository institutions. These custodial accounts arise in connection with the Company’s mortgage servicing activities.

Note 20 —	Loan Commitments
      As of June 30, 2005 and December 31, 2004, the Company had undisbursed home equity lines of credit commitments of $6.5 billion and $5.4 billion, respectively, as well as undisbursed construction loan commitments of $1.3 billion and $936.9 million, respectively. As of June 30, 2005, outstanding commitments to fund mortgage loans totaled $49.5 billion.

Note 21 —	Subsequent Events
      On July 25, 2005, the Board of Directors declared a dividend of $0.15 per common share payable August 31, 2005, to shareholders of record on August 15, 2005.

Note 22 —	Recently Issued Accounting Standards
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” This Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS 123R requires measurement of fair value of employee stock options using an option pricing model that takes into account the awarded options’ unique characteristics. SFAS 123R requires charging the recognized cost to expense over the period the employee provides services to earn the award, generally its vesting period. In April of 2005, the Securities and Exchange Commission revised the required adoption date of SFAS 123R. As a result of this change, the Company is required to adopt SFAS 123R effective January 1, 2006. Management has not yet determined the effect of implementation of SFAS 123R or whether the Statement will be implemented prospectively or retrospectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Countrywide is a diversified financial services company engaged primarily in mortgage banking, banking and other mortgage finance-related businesses. Our goal is to continue as a leader in the mortgage banking business and to use this position to capitalize on meaningful opportunities to leverage our core mortgage banking business and to provide sources of earnings that tend to be sustainable in various interest rate environments. We manage our businesses through five business segments — Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.

Second Quarter Results
      Our consolidated net earnings for the second quarter of 2005 were $566.5 million, a decline of 28 percent from 2004’s second quarter net earnings of $786.5 million. This decline occurred despite loan production increasing by $21.4 billion, or 21%, over the second quarter of last year. The primary reason for this was a decrease in production margins partially offset by improved performance in our Banking Segment and other factors.

Mortgage Market
      The mortgage banking business continues to be the primary source of our revenues and earnings. As a result, the dominant external influence on our operating results is the aggregate demand for mortgage loans in the U.S., which is affected by such factors as prevailing mortgage interest rates and the strength of the U.S. housing market.
      In 2004, total U.S. residential mortgage production totaled approximately $2.6 trillion, a 32% decline from 2003’s record-setting market. For 2005, third party forecasters predict total U.S. mortgage production to be between $2.5 trillion and $2.8 trillion. For the quarter and six months ended June 30, 2005, total U.S. residential mortgage production was estimated at $779 billion and $1,376 billion, respectively, compared to $802 billion and $1,364 billion for the quarter and six months ended June 30, 2004, respectively. (Source: Mortgage Bankers Association). We increased our market share to 15.5% for the current quarter from 12.5% in the year ago period.

Loan Production
      Our total loan production volume increased during the second quarter because of increased market share. Notably, the composition of our loan production has changed from last year as a result of homeowner preference for adjustable-rate mortgages. In the current period, our adjustable-rate loan production, including pay-option loans, has increased in prominence and now exceed our fixed-rate loan production. Pay-option loans have increased from approximately 3% of our loan production during the quarter ended June 30, 2004, to approximately 21% of our production during the quarter ended June 30, 2005. These loans — which provide borrowers with the option to make fully-amortizing, interest-only, or “negative-amortizing” payments — provide our Production Sector with greater pricing margins and our Servicing Sector with increased servicing complexity during their option period. In addition, they provide our Banking Segment with lower initial net interest income during the period of the reduced introductory interest rate on these loans. Approximately 74% of the pay-option loans produced in the current quarter was originated for sale without recourse. The remainder of these loans was retained in the Bank’s portfolio of loans held for investment.
      When the monthly payments for pay-option loans eventually increase, borrowers may be less likely to pay the increased amounts and, therefore, more likely to default on the loan, than a borrower using a normal amortizing loan. Our exposure to this higher credit risk is increased by any negative amortization that has accrued with respect to such loan. In other words, because of the lower initial amortization requirements of these loans, pay-option loans may increase the credit risk inherent in our loans held for investment. We also face increased operational risk in our loan servicing activities relating to these loans.
      Production Sector margins decreased from 93 basis points for loans produced in the first quarter of 2005 to 40 basis points in the second quarter as a result of various factors. These include lower pricing margins in prime and nonprime loans; a shift in channel mix toward the lower margin correspondent channel; and the decision to increase loan retention during the second quarter. Also, while the pipeline hedge performed to expectations in the second quarter, margins declined because hedging outperformance in the first quarter was not repeated.

Retention Strategy
      While we plan to grow our investment in mortgage loans at Treasury Bank irrespective of the mortgage market, we continually evaluate the benefits of selling or retaining loans. Sales of loans generate current period gains on sale, while the retention of loans is designed to provide a stream of net interest income over the life of such loans as well as a greater base of future earnings. In making the determination of whether to sell or retain loans, we consider, among other factors, earnings growth, current market and economic conditions and capital availability. Our decisions in this regard will result in changes, which may be significant, in loan retention levels and the size of our loan portfolio, as well as current period earnings and Production sector margins.

Interest Rate Risk and Credit Risk
      The principal market risk we face is interest rate risk — the risk that the value of our assets or liabilities or our net interest income will change due to changes in interest rates. Market risk is most directly reflected in the value of our interest rate lock commitments, inventory of loans held for sale, trading securities, investment in other financial instruments and mortgage servicing rights. We manage market risk primarily through the natural counterbalance of our loan production operations and our investment in MSRs, as well as with various financial instruments including derivatives. The primary objective of our interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.
      We also face credit risk, primarily related to our residential mortgage production activities in both the Mortgage Banking and Banking Segments. Credit risk is the potential for financial loss resulting from the failure of a borrower or an institution to honor its contractual obligations to us. Credit risk most directly affects our other financial instruments that are credit subordinated to other securities and our mortgage loans held for investment. We manage mortgage credit risk principally by selling most of the mortgage loans that we produce, limiting credit recourse to Countrywide in those transactions, and by retaining high credit quality mortgages in our loan portfolio.

Liquidity
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

Competition
      The mortgage industry has undergone rapid consolidation in recent years, and we expect this trend to continue in the future. Today the industry is dominated by large, sophisticated financial institutions. To compete effectively in the future, we will be required to maintain a high level of operational, technological and managerial expertise, as well as an ability to attract capital at a competitive cost. We believe that we will benefit from industry consolidation through increased market share while rational price competition is maintained.
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
      On April 1, 2005, we implemented hedge accounting for a portion of our interest rate risk management activities related to our MSRs in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). See Note 14 — “Derivative Instruments and Risk Management Activities” for a description of our accounting for the portion of our interest rate risk management activities related to our retained interests that qualify as a hedge under SFAS 133.

Stock Split Effected as Stock Dividends and Earnings per Share Calculations
      In April 2004 and August 2004, respectively, we completed a 3-for-2 and a 2-for-1 stock split both of which were effected as stock dividends. In the fourth quarter of 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-8, which required the Company to include the assumed conversion of its convertible debentures in diluted earnings per share. All references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the number of common shares and earnings per share amounts have been adjusted accordingly.
Results of Operations Comparison — Quarters Ended June 30, 2005 and 2004

Consolidated Earnings Performance
      Our diluted earnings per share for the quarter ended June 30, 2005 were $0.92, a 29% decrease from diluted earnings per share for the quarter ended June 30, 2004. Net earnings were $566.5 million for the quarter ended June 30, 2005, a 28% decrease from the year-ago period.
      The decrease in our earnings resulted primarily from a decline in the profitability of our Mortgage Banking Segment. The Mortgage Banking Segment produced pre-tax earnings of $526.4 million for the quarter ended June 30, 2005, a decrease of 48% from the same period last year. The decrease in the profitability of our Mortgage Banking Segment was due primarily to a decrease in production margins. This decline was partially offset by increased profitability in the Banking Segment, which produced pre-tax earnings of $251.2 million, an increase of 111% from the year-ago period. The increase in profitability of our Banking Segment was primarily due to a 129% increase in average interest-earning assets at Treasury Bank from the year-ago period.
Operating Segment Results
      Pre-tax earnings by segment are summarized below:

	Quarter Ended
	June 30,

	2005	2004

	(In thousands)
Mortgage Banking:
Loan Production	$409,135	$969,825
Loan Servicing	89,103	25,193
Loan Closing Services	28,211	23,069

Total Mortgage Banking	526,449	1,018,087

Banking	251,161	119,083
Capital Markets	104,851	89,631
Insurance	57,708	48,537
Global Operations	5,321	9,683
Other	(10,609)	(545)

Pre-tax earnings	$934,881	$1,284,476

      The pre-tax earnings of each segment include intercompany transactions, which are eliminated in the “other” category above.
      Mortgage loan production by segment and product is summarized below:

	Quarter Ended
	June 30,

	2005	2004

	(In millions)
Segment:
Mortgage Banking	$101,154	$88,490
Banking — Treasury Bank	16,067	6,574
Capital Markets:
Conduit acquisitions	3,126	4,599
Commercial real estate	732	—

	$121,079	$99,663

Product:
Prime Mortgage	$98,852	$82,808
Prime Home Equity	11,059	7,301
Nonprime Mortgage	10,436	9,554
Commercial real estate	732	—

	$121,079	$99,663

      The following table summarizes loan production by purpose and by interest rate type:

	Quarter Ended
	June 30,

	2005	2004

	(In millions)
Purpose:
Purchase	$61,104	$45,949
Non-purchase	59,975	53,714

	$121,079	$99,663

Interest Rate Type:
Adjustable Rate	$67,295	$48,743
Fixed Rate	53,784	50,920

	$121,079	$99,663

Mortgage Banking Segment
      The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors. The Loan Production and Loan Closing Services Sectors generally perform at their best when mortgage interest rates are relatively low and loan origination volume is high. Conversely, the Loan Servicing Sector generally performs well when mortgage interest rates are relatively high and loan prepayments are low. The natural counterbalance of these sectors reduces the impact of changes in mortgage interest rates on our earnings.

Loan Production Sector
      The Loan Production Sector produces mortgage loans through the four production divisions of Countrywide Home Loans (“CHL”) — Consumer Markets, Wholesale Lending, Correspondent Lending and Full Spectrum Lending.
      The pre-tax earnings of the Loan Production Sector are summarized below:

	Quarter Ended June 30,

	2005		2004

		Percentage of		Percentage of
		Loan		Loan
		Production		Production
	Amount	Volume	Amount	Volume

	(Dollar amounts in thousands)
Revenues:
Prime Mortgage	$801,046		$993,339
Nonprime Mortgage	270,022		462,885
Prime Home Equity	166,177		237,736

Total revenues	1,237,245	1.22%	1,693,960	1.91%

Expenses:
Compensation expenses	508,423	0.50%	467,176	0.53%
Other operating expenses	231,549	0.23%	159,086	0.18%
Allocated corporate expenses	88,138	0.09%	97,873	0.10%

Total expenses	828,110	0.82%	724,135	0.81%

Pre-tax earnings	$409,135	0.40%	$969,825	1.10%

      Revenues decreased from the year-ago period due primarily to decreased margins on both Prime and Nonprime Mortgage Loans caused by increasing price competition for these products. The effect of the decrease in margins from loan sales was partially offset by a 14% increase in the volume of Prime Mortgage Loan sales and a mix of products toward higher margin adjustable-rate loans. In the quarter ended June 30, 2005, $99.4 billion of mortgage loans, or 98% of loan production, was sold compared to $89.4 billion of mortgage loans, or 101% of loan production, in the quarter ended June 30, 2004.
      Expenses increased from the year-ago period, primarily due to increased compensation and occupancy costs incurred to accommodate growth in loan production. However, high levels of productivity helped maintain expenses expressed as a percentage of production consistent with the prior year. We continued to expand our loan production operations in the quarter ended June 30, 2005 to continue support of our long-term objective of market share growth.
      Market demand for residential mortgages in the quarter ended June 30, 2005 was relatively constant compared to the same period last year. However, our production increased in the current quarter compared to the year ago period due to an increase in our market share. Our mortgage loan production market share was 15.5% in the quarter ended June 30, 2005, up from 12.5% in the quarter ended June 30, 2004. (Source of Mortgage Market: Mortgage Bankers Association).
      Mortgage Banking loan production volume for the quarter ended June 30, 2005 increased 14% from the year-ago period. The increase was due to a rise in purchase and non-purchase loan production of 24% and 6%, respectively, resulting from an increase in market share. The increase in purchase loans is significant because this component of the mortgage market has historically offered relatively stable growth, averaging 11% per year over the last 10 years. The non-purchase, or refinance, component of the mortgage market is highly volatile because it is driven almost exclusively by prevailing mortgage interest rates.

      The following table summarizes Mortgage Banking loan production by purpose and by interest rate type:

	Quarter Ended
	June 30,

	2005	2004

	(In millions)
Purpose:
Purchase	$51,057	$41,176
Non-purchase	50,097	47,314

	$101,154	$88,490

Interest Rate Type:
Adjustable Rate	$50,701	$40,517
Fixed Rate	50,453	47,973

	$101,154	$88,490

      In the quarter ended June 30, 2005, 50% of our loan production was adjustable-rate in comparison to 46% in the year-ago period. The increase in adjustable-rate production reflects the continued shift in homeowner preferences toward adjustable-rate mortgages including attractive product alternatives such as hybrid adjustable-rate mortgages that provide a relatively low fixed rate for the first three to ten years of the mortgage and pay-option adjustable-rate mortgages.
      The volume of Nonprime Mortgage and Prime Home Equity Loans produced (which is included in our total volume of loans produced) increased 24% during the quarter ended June 30, 2005 compared to the year-ago period. Details are shown in the following table:

	Quarter Ended
	June 30,

	2005	2004

	(Dollar amounts in
	millions)
Nonprime Mortgage Loans	$9,670	$8,132
Prime Home Equity Loans	6,875	5,239

	$16,545	$13,371

Percent of total Mortgage Banking loan production	16.4%	15.1%

      Nonprime Mortgage and Prime Home Equity Loans generally provide higher profit margins, and the demand for such loans is believed to be less interest rate sensitive than the demand for Prime Mortgage Loans. Consequently, we believe these loans will be a significant component of the Loan Production Sector’s future profitability, especially if mortgage interest rates rise.
      During the quarter ended June 30, 2005, the Loan Production Sector operated at approximately 118% of planned operational capacity, compared to 114% during the year-ago period. The primary capacity constraint in our loan origination activities is the number of loan operations personnel we have on staff. Therefore, we measure planned capacity with reference to the number of our loan operations personnel multiplied by the number of loans we expect each loan operations staff person to process under normal conditions. Management adjusts staffing levels to account for changes in the current and projected near-term mortgage market. We plan to continue building our sales staff as a primary means to increase our market share, particularly for purchase loans.

      The following table summarizes the number of people included in the Loan Production Sector workforce:

	Workforce at
	June 30,

	2005	2004

Sales	14,425	11,034
Operations:
Regular employees	8,716	7,930
Temporary staff	1,784	1,077

	10,500	9,007
Production technology	1,092	991
Administration and support	2,465	2,003

Total Loan Production Sector workforce	28,482	23,035

      The following table shows total Mortgage Banking loan production volume by division:

	Quarter Ended
	June 30,

	2005	2004

	(In millions)
Correspondent Lending	$45,119	$37,908
Consumer Markets	30,509	27,099
Wholesale Lending	19,613	19,848
Full Spectrum Lending	5,913	3,635

	$101,154	$88,490

      The Consumer Markets Division has expanded its commissioned sales force, which emphasizes purchase loan production, to 5,388 at June 30, 2005, an increase of 1,126, or 26%, over the year-ago period. This Division’s branch network has grown to 616 branch offices at June 30, 2005, an increase of 104 offices from June 30, 2004.
      The commissioned sales force contributed $13.3 billion in purchase originations during the quarter ended June 30, 2005, a 33% increase over the year-ago period. The purchase production generated by the commissioned sales force represented 77% of the Consumer Markets Division’s purchase production for the quarter ended June 30, 2005.
      The Wholesale Lending and Full Spectrum Lending Divisions also continued to increase their sales forces as a means to increase market share. At June 30, 2005, the sales force in the Wholesale Lending Division numbered 1,162, an increase of 23% compared to June 30, 2004. The Full Spectrum Lending Division expanded its sales force by 1,072 or 37%, compared to June 30, 2004, and has expanded its branch network to 179 branch offices at June 30, 2005, an increase of 45 offices over the year-ago period.

Loan Servicing Sector
      The Loan Servicing Sector includes a significant processing operation, consisting of approximately 7,000 employees who service our 6.8 million mortgage loans. Also included in the Loan Servicing Sector’s results is the performance of our investments in MSRs and other retained interests and associated risk management activities, as well as profits from subservicing activities in the United States. The long-term performance of this sector is affected primarily by the level of interest rates and the corresponding effect on the level of projected and actual prepayments in our servicing portfolio.

      The following table summarizes the results for the Loan Servicing Sector:

	Quarter Ended June 30,

	2005		2004

		Percentage of		Percentage of
		Average		Average
		Servicing		Servicing
	Amount	Portfolio(1)	Amount	Portfolio(1)

	(Dollar amounts in thousands)
Servicing fees, net of guarantee fees	$761,269	0.333%	$566,389	0.325%
Miscellaneous fees	117,215	0.051%	114,629	0.066%
Income from other retained interests	108,140	0.047%	115,536	0.066%
Escrow balance income (expense)	77,259	0.034%	(40,912)	(0.023)%
Amortization of mortgage servicing rights	(482,373)	(0.211)%	(569,977)	(0.327)%
(Impairment) recovery of retained interests	(1,378,821)	(0.602)%	1,179,127	0.677%
Servicing hedge gains (losses)	1,147,158	0.501%	(1,149,451)	(0.660)%

Total servicing revenues	349,847	0.153%	215,341	0.124%

Operating expenses	161,255	0.070%	108,155	0.062%
Allocated corporate expenses	15,006	0.007%	19,109	0.011%

Total servicing expenses	176,261	0.077%	127,264	0.073%

Interest expense	84,483	0.037%	62,884	0.037%

Pre-tax earnings	$89,103	0.039%	$25,193	0.014%

Average servicing portfolio	$915,582,000		$696,618,000

(1)	Annualized
      Our servicing portfolio grew to $964.4 billion at June 30, 2005, a 33% increase from June 30, 2004. At the same time, the overall weighted-average note rate of loans in our servicing portfolio remained at 5.9%.
      Pre-tax earnings in the Loan Servicing Sector were $89.1 million during the quarter ended June 30, 2005, an improvement of $63.9 million from the year-ago period. Pre-tax earnings in the Loan Servicing Sector increased primarily due to a $194.9 million increase in the net servicing fees that resulted from a 31% increase in the size of the average servicing portfolio. In addition, escrow balance benefit improved $118 million due to an increase in short-term interest rates. Offsetting these increases was an increase in amortization and impairment net of Servicing Hedge, which rose by $173.7 million to $714.0 million during the current period.
      Mortgage interest rates declined during the quarter ended June 30, 2005 which resulted in a higher projected prepayment rate at the end of the period than at the beginning. This in turn resulted in impairment being recorded in the current period. In contrast, interest rates rose during the quarter ended June 30, 2004, which resulted in a lower projected prepayment rate at the end of the period than at the beginning and recovery of previously recorded impairment during the year-ago period. The amortization and impairment of retained interests was $1,861.2 million during the quarter ended June 30, 2005 compared to recovery of previous impairment, net of amortization, of $609.2 million during the quarter ended June 30, 2004.
      The Servicing Hedge is designed to offset the impairment of MSRs and other retained interests. The values of the derivatives that constitute the primary components of the Servicing Hedge are tied to long-term Treasury, mortgage and swap rate indices. The decrease in these rates during the quarter ended June 30, 2005 offset by time value decay of $149 million on the options included in the Servicing Hedge resulted in a Servicing Hedge gain of $1,147.2 million. During the quarter ended June 30, 2004, the Servicing Hedge generated a loss of $1,149.5 million resulting from an increase in long-term Treasury and swap rates combined with option time value decay of $88 million. In a stable interest rate environment, we expect to incur no significant impairment charges; however, we expect to incur losses related to the Servicing Hedge driven primarily by time value decay on options used in the hedge. The level of Servicing Hedge losses in any period depends on various factors such as the size and composition of the hedge, the shape of the yield curve and the level of implied interest rate volatility.

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
      The LandSafe companies produced $28.2 million in pre-tax earnings, representing an increase of 22% from the year-ago period. The increase in LandSafe’s pre-tax earnings was primarily due to the increase in our loan origination activity.
Banking Segment
      Our banking strategy includes holding loans in portfolio that historically we would have immediately sold into the secondary mortgage market. Management believes this strategy will increase earnings, as well as provide a stream of earnings over the long term. In the short term, reported consolidated profits will be impacted by the reduction in gains that would have been recognizable had the loans been sold.
      The Banking Segment achieved pre-tax earnings of $251.2 million during the quarter ended June 30, 2005, as compared to $119.1 million for the year-ago period. Following is the composition of pre-tax earnings by company:

	Quarter Ended
	June 30,

	2005	2004

	(In thousands)
Treasury Bank (“Bank”)	$238,195	$107,260
Countrywide Warehouse Lending (“CWL”)	20,965	17,415
Allocated corporate expenses	(7,999)	(5,592)

Pre-tax earnings	$251,161	$119,083

      The Bank’s revenues and expenses are summarized in the following table:

	Quarter Ended
	June 30,

	2005	2004

	(Dollar amounts in
	thousands)
Interest income	$735,025	$268,285
Interest expense	433,683	130,478

Net interest income	301,342	137,807
Provision for loan losses	(20,265)	(8,930)

Net interest income after provision for loan losses	281,077	128,877
Non-interest income	37,393	15,829
Non-interest expense	(80,275)	(37,446)

Pre-tax earnings	$238,195	$107,260

Efficiency ratio(1)	22%	22%
After-tax return on average assets	0.99%	1.04%

(1)	Non-interest expense reduced by mortgage insurance divided by the sum of net interest income plus non-interest income.

      The increase in net interest income is primarily due to a $32.7 billion, or 129%, increase in average interest-earning assets, as summarized below:

	Quarter Ended June 30,

	2005			2004

	Average		Yield/	Average		Yield/
	Balance	Amount	Cost	Balance	Amount	Cost

	(Dollar amounts in thousands)
Net interest income:
Yield on interest-earning assets:
Mortgage loans held for investment	$49,526,239	$644,818	5.22%	$21,022,824	$235,214	4.50%
Securities available for sale	6,819,820	74,830	4.40%	2,783,892	25,887	3.74%
Other	1,689,683	15,377	3.65%	1,504,851	7,184	1.92%

Total yield on interest-earning assets	58,035,742	735,025	5.08%	25,311,567	268,285	4.27%

Cost of interest-bearing liabilities:
Deposits	28,075,568	222,825	3.18%	14,165,149	62,690	1.78%
FHLB advances	20,456,319	169,847	3.33%	9,127,706	67,630	2.98%
Other	5,289,171	41,011	3.11%	59,821	158	1.06%

Total cost of interest-bearing liabilities	$53,821,058	433,683	3.23%	$23,352,676	130,478	2.25%

Net interest income		$301,342			$137,807

Net interest margin(1)			2.08%			2.20%

(1)	Calculated as net interest income divided by interest-earning assets.
      Treasury Bank increased its investment in pay-option ARM loans during 2005. These loans have interest rates that adjust monthly and contain features that allow the borrower to defer making the full interest payment for at least the first year of the loan’s life. Thereafter, minimum monthly payments increase by no more than 7 1/2% per year unless the unpaid balance increases to 115% of the original loan amount, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established. To ensure a borrower makes adequate payments to repay a loan, the fully amortizing loan payment amount is recalculated every five years. Our underwriting standards for these loans include a requirement that the borrower meet secondary market debt service ratio tests based on the borrower making the fully amortizing loan payment assuming the note rate is fully indexed. (A fully indexed note rate equals the sum of the index rate plus the margin applicable to the loan.) Our underwriting standards conform to those required to make the pay-option loans salable into the secondary market at the date of funding.
      Following is a summary of pay-option loans held by Treasury Bank:

	June 30,	December 31,
	2005	2004

	(In thousands)
Total pay-option loan portfolio	$15,010,822	$4,477,247

Pay-option loans with accumulated negative amortization:
Principal	$2,871,464	$32,818

Accumulated negative amortization	$5,915	$29

      The provision for loan losses increased during the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 due to the increase in mortgage loans held for investment. We expect our provision for loan losses and the related allowance for loan losses to increase as a percentage of our portfolio of loans held for investment as our portfolio continues to season. The impact of the increase in the allowance for loan losses is partially mitigated by the addition of new loans to our portfolio.
      The composition of the Bank’s balance sheets was as follows:

	June 30,		December 31,
	2005		2004

	Amount	Rate	Amount	Rate

	(Dollar amounts in millions)
Assets
Cash	$239	1.16%	$140	1.35%
Short-term investments	257	3.32%	225	2.16%
Mortgage loans held for investment, net	56,610	5.20%	34,230	5.11%
Available-for-sale securities	6,545	4.58%	5,246	4.34%
FHLB & FRB stock	1,195	4.62%	795	3.96%
Other assets	614	—	328	—

Total assets	$65,460	5.07%	$40,964	4.97%

Liabilities and Equity
Deposits:
Company-controlled escrow deposit accounts	$11,141	3.24%	$7,901	2.19%
Customer	19,470	3.43%	12,112	3.01%
FHLB advances	23,825	3.32%	15,475	2.97%
Other borrowings	6,402	3.25%	1,811	2.37%
Other liabilities	622	—	740	—

	61,460	3.30%	38,039	2.79%
Shareholder’s equity	4,000		2,925

Total liabilities and equity	$65,460		$40,964

Non-accrual loans	$41.1		$21.8

Capital ratios:
Tier 1 Leverage	6.9%		7.8%
Tier 1 Risk-based capital	9.9%		11.8%
Total Risk-based capital	10.1%		12.0%
      The Banking Segment also includes the operation of CWL. CWL’s pre-tax earnings increased by $3.6 million during the quarter ended June 30, 2005 in comparison to the year-ago period, primarily due to a 41% increase in average mortgage warehouse advances, partially offset by a decrease in the net interest margin due to increasing competition in the warehouse lending market. The increase in warehouse mortgage advances was due primarily to increased activity with Mortgage Sector customers.
Capital Markets Segment
      Our Capital Markets Segment achieved pre-tax earnings of $104.9 million for the quarter ended June 30, 2005, an increase of $15.2 million, or 17%, from the year-ago period. Total revenues were $178.1 million, an increase of $16.4 million, or 10%, compared to the year-ago period. The Capital Markets Segment has expanded its staffing and infrastructure to invest in the development of new lines of business such as U.S. Treasury securities trading, commercial real estate finance and broker-dealer operations in Japan, the expense of which was partially offset by reduced overall compensation expense.

      The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Quarter Ended
	June 30,

	2005	2004

	(In thousands)
Revenues:
Conduit	$72,361	$69,577
Underwriting	56,713	65,680
Securities trading	24,353	26,886
Commercial real estate	9,584	15
Brokering	9,037	3,182
Other	6,066	(3,655)

Total revenues	178,114	161,685
Expenses:
Operating expenses	69,617	69,569
Allocated corporate expenses	3,646	2,485

Total expenses	73,263	72,054

Pre-tax earnings	$104,851	$89,631

      During the quarter ended June 30, 2005, the Capital Markets Segment generated revenues totaling $72.4 million from its conduit activities, which includes managing the acquisition and sale or securitization of whole loans on behalf of CHL. Conduit revenues for the quarter ended June 30, 2005 increased 4% in comparison to the year-ago period, primarily because of an increase in the conduit loans sold.
      Underwriting revenues decreased $9.0 million over the year-ago period because of decreased underwriting of CHL securitizations by Capital Markets.
      Securities trading revenues declined 9% due to a decline in mortgage securities trading margins and volume. Trading volumes decreased 13% from the year-ago period excluding U.S. Treasury securities. Including U.S. Treasury securities, the total securities volume traded increased 1% over the year-ago period.
      During the quarter ended June 30, 2005, the Capital Markets Segment generated revenues totaling $9.6 million from sales of commercial real estate loans.
      The following table shows the composition of CSC securities trading volume, which includes intersegment trades with the mortgage banking operations, by instrument:

	Quarter Ended
	June 30,

	2005	2004

	(In millions)
Mortgage-backed securities	$467,375	$526,677
Asset-backed securities	35,535	43,324
Government agency debt	6,278	21,803
Other	8,876	2,531

Subtotal(1)	518,064	594,335
U.S. Treasury securities	369,430	287,242

Total securities trading volume	$887,494	$881,577

(1)	Approximately 17% and 16% of the segment’s non-U.S. Treasury securities trading volume was with CHL during the quarter ended June 30, 2005 and 2004, respectively.

Insurance Segment
      The Insurance Segment’s pre-tax earnings increased 19% over the year-ago period, to $57.7 million. The following table shows pre-tax earnings by business line:

	Quarter Ended
	June 30,

	2005	2004

	(In thousands)
Balboa Reinsurance Company	$36,940	$31,194
Balboa Life and Casualty Operations(1)	25,490	23,565
Allocated corporate expenses	(4,722)	(6,222)

Pre-tax earnings	$57,708	$48,537

(1)	Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.
      The following table shows net insurance premiums earned:

	Quarter Ended
	June 30,

	2005	2004

	(In thousands)
Balboa Reinsurance Company	$43,149	$38,565
Balboa Life and Casualty Operations	172,329	148,687

Total net insurance premiums earned	$215,478	$187,252

      The following table shows insurance claim expenses:

	Quarter Ended June 30,

	2005		2004

		As Percentage		As Percentage
		of Net		of Net
		Earned		Earned
	Amount	Premiums	Amount	Premiums

	(Dollar amounts in thousands)
Balboa Reinsurance Company	$12,874	30%	$10,581	27%
Balboa Life and Casualty Operations	75,912	44%	73,171	49%

Total insurance claim expenses	$88,786		$83,752

      Our mortgage reinsurance business produced $36.9 million in pre-tax earnings, an increase of 18% over the year-ago period, driven primarily by growth of 4% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts along with a reduced provision for insured losses, which reflects reduced loss expectations relating to reinsured risk.
      Our Life and Casualty insurance business produced pre-tax earnings of $25.5 million, an increase of $1.9 million from the year-ago period. The increase in earnings was driven by a $23.6 million, or 15.9% increase in net earned premiums during the quarter ended June 30, 2005 in comparison to the year-ago period, along with a $9.8 million gain on sale of securities offset by an increase in operating expenses in comparison to the year-ago period. The increase in net earned premiums was primarily attributable to an increase in voluntary homeowners and auto insurance.
      Our Life and Casualty insurance operations manage insurance risk by reinsuring portions of their insured risk. Balboa seeks to earn profits by capitalizing on Countrywide’s customer base and institutional relationships, as well as through operating efficiencies and sound underwriting.

Global Operations Segment
      Global Operations pre-tax earnings totaled $5.3 million, a decrease of $4.4 million from the year-ago period. The decrease in earnings was due to a 39% decline in the number of new mortgage loans processed.
Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities
      Gain on sale of loans and securities is summarized below:

	Quarter Ended June 30,

	2005			2004

		Gain on Sale			Gain on Sale

			As Percentage			As Percentage
	Loans Sold	Amount	of Loans Sold	Loans Sold	Amount	of Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$84,935,552	$673,853	0.79%	$74,516,530	$790,150	1.06%
Nonprime Mortgage Loans	11,490,764	218,243	1.90%	8,784,216	409,109	4.66%
Prime Home Equity Loans	3,019,619	121,523	4.02%	6,109,663	150,698	2.47%

Production Sector	99,445,935	1,013,619	1.02%	89,410,409	1,349,957	1.51%
Reperforming loans	224,414	7,337	3.27%	582,839	18,574	3.19%

	$99,670,349	1,020,956		$89,993,248	1,368,531

Capital Markets:
Conduit activities	$15,659,113	62,205	0.40%	$10,225,728	56,407	0.55%
Underwriting	N/A	46,265	N/A	N/A	49,818	N/A
Commercial real estate	$485,565	9,905	2.04%	N/A	—	N/A
Securities trading and other	N/A	(12,828)	N/A	N/A	(62,590)	N/A

		105,547			43,635
Other	N/A	18,906	N/A	N/A	6,703	N/A

		$1,145,409			$1,418,869

      Gain on sale of Prime Mortgage Loans decreased in the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 due primarily to lower margins resulting from increased pricing competition. The decline in margins was partially offset by increased sales of Prime Mortgage Loans combined with a shift in mix of Prime Mortgage Loans sold towards higher margin adjustable-rate products.
      Gain on sale of Nonprime Mortgage Loans decreased in the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 due primarily to lower margins resulting from increased pricing competition, partially offset by increased sales of Nonprime Mortgage Loans.
      Gain on sale of Prime Home Equity Loans decreased in the quarter ended June 30, 2005 as compared to the year-ago period due primarily to reduced sales of such loans.
      Reperforming loans are reinstated loans that had previously defaulted and were repurchased from mortgage securities we issued. The note rate on these loans is typically higher than the currently offered mortgage interest rates, and therefore, the margin on these loans is typically higher than margins on Prime Mortgage Loans.

      The increase in Capital Markets’ gain on sale related to its conduit and commercial real estate activities was due to increased sales of such loans. Capital Markets’ revenues from its trading activities consist of gain on sale of loans and securities and interest income. In a steep yield curve environment, trading revenues derive largely or entirely from net interest income earned during the securities’ holding period. As the yield curve flattens, the mix of revenues will generally shift toward gain on sale of securities. During the quarter ended June 30, 2005 the yield curve was flatter than in the year-ago period, which resulted in a shift in trading revenues from interest income to gain on sale. The increase in the gain on sale of the trading securities was more than offset by a decline in net interest income due to the overall decline in trading margins.
      In general, gain on sale of loans and securities is affected by numerous factors, including the volume, mix and timing of loans sold, production channel mix, the level of price competition, the slope of the yield curve, and the effectiveness of our associated interest rate risk management activities.

Net Interest Income
      Net interest income is summarized below:

	Quarter Ended
	June 30,

	2005	2004

	(In thousands)
Net interest income (expense):
Banking Segment loans and securities	$309,376	$154,636
Mortgage Banking Segment loans and securities	155,688	324,643
Servicing Sector interest expense	(100,692)	(80,512)
Interest income (expense) on custodial balances	77,259	(40,912)
Reperforming loans	19,638	32,346
Capital Markets Segment securities portfolio	56,710	97,180
Other	14,571	11,167

Net interest income	532,550	498,548
Provision for loan losses related to loans held for investment	(17,101)	(19,747)

Net interest income after provision for loan losses	$515,449	$478,801

      The increase in net interest income from the Banking Segment was primarily attributable to growth in the average investment in mortgage loans in the Bank and CWL. Average assets in the Banking Segment increased to $63.0 billion during the quarter ended June 30, 2005, an increase of $34.0 billion, or 117% over the year-ago period. Partially offsetting this increase, the net interest margin decreased to 2.02% during the quarter ended June 30, 2005 from 2.13% during the year-ago period.
      The decrease in net interest income from Mortgage Banking Segment loans and securities reflects a decrease in the average holding period of inventory of mortgage loans during the quarter ended June 30, 2005 as compared to the year-ago period, which resulted in lower average inventory balances. Average inventory decreased primarily due to the sale of Prime Home Equity Loans that had been held as investments in the year-ago period. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. Short-term interest rates rose while long-term mortgage interest rates declined between the year-ago period and the quarter ended June 30, 2005, reducing the net interest margin. In addition, the mix of loans produced shifted towards adjustable-rate mortgage loans, which typically carry lower initial interest rates than fixed-rate mortgage loans.
      Interest expense allocated to the Loan Servicing Sector increased primarily due to a higher cost of funds driven by an increase in interest rates combined with an increase in total Servicing Sector assets.
      Net interest income from custodial balances increased in the current period due to an increase in the earnings rate on the custodial balances from 0.92% during the quarter ended June 30, 2004 to 2.86% during the quarter ended June 30, 2005, resulting from an increase in short-term interest rates, and to an increase in average custodial balances of $1.9 billion or 10% over the year-ago period. We are required to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $75.7 million and $86.0 million in the quarters ended June 30, 2005 and 2004, respectively.
      The decrease in interest income related to reperforming loans is a result of a decrease in the average balance of such loans held.
      The decrease in net interest income from the Capital Markets securities portfolio is attributable to a decrease in the net interest margin from 0.94% in the quarter ended June 30, 2004 to 0.46% in the quarter ended June 30, 2005, partially offset by an increase of 19% in the average inventory of securities held. The decrease in the net interest margin earned on the securities portfolio is primarily due to a larger increase in short-term financing rates versus the increase in rates in the longer-term securities held by the Capital Markets Segment. The decline in net interest income was partially offset by an increase in gain on sale.

Loan Servicing Fees and Other Income from Retained Interests
      Loan servicing fees and other income from retained interests are summarized below:

	Quarter Ended
	June 30,

	2005	2004

	(In thousands)
Servicing fees, net of guarantee fees	$761,269	$566,389
Income from other retained interests	108,140	115,536
Late charges	55,851	41,939
Prepayment penalties	46,610	37,386
Global Operations Segment subservicing fees	27,203	26,287
Ancillary fees	20,076	15,095

Total loan servicing fees and other income from retained interests	$1,019,149	$802,632

      The increase in servicing fees, net of guarantee fees, was principally due to a 31% increase in the average servicing portfolio, plus an increase in the overall annualized net service fee earned from 0.325% of the average portfolio balance during the quarter ended June 30, 2004 to 0.333% during the quarter ended June 30, 2005.
      The decrease in income from other retained interests was due primarily to a decrease in the yield on these investments from 27% in the quarter ended June 30, 2004 to 23% in the quarter ended June 30, 2005, partially offset by an increase in the average investment in these assets. The yield excludes any impairment charges. Such charges are included in recovery (impairment) of retained interests in the consolidated statement of earnings. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of mortgage loans, particularly Nonprime Mortgage and Prime Home Equity Loans.

Amortization of Mortgage Servicing Rights
      We recorded amortization of MSRs of $482.4 million, or an annual rate of 18.6%, during the quarter ended June 30, 2005 as compared to $570.0 million, or an annual rate of 26.9%, during the quarter ended June 30, 2004. The amortization rate of MSRs is dependent on the forecasted prepayment speeds at the beginning of the period. Mortgage rates at the beginning of the current quarter were higher than the year-ago period, and as a result, the forecasted prepayment speeds were lower in the current quarter. This resulted in a lower amortization rate in the quarter ended June 30, 2005 than in the year-ago period. Partially offsetting the lower amortization rate was the higher MSR asset balance.

(Impairment) Recovery of Retained Interests and Servicing Hedge Gains (Losses)
      (Impairment) recovery of retained interests and Servicing Hedge gains (losses) are detailed below:

	Quarter Ended
	June 30,

	2005	2004

	(In thousands)
(Impairment) recovery of retained interests:
MSRs:
(Impairment) recovery	$(787,910)	$1,357,551
Reduction of MSR cost basis through application of hedge accounting:
Change in fair value attributable to hedged risk	(493,430)	—

Total (impairment) recovery of MSRs	(1,281,340)	1,357,551
Other retained interests	(97,629)	(178,424)

	$(1,378,969)	$1,179,127

Servicing Hedge gains (losses) recorded in earnings	$1,147,158	$(1,149,451)

      MSR impairment during the quarter ended June 30, 2005 resulted from a decrease in the estimated fair value of MSRs, primarily driven by the decrease in mortgage interest rates during the period. Recovery of previously recorded MSR impairment in the quarter ended June 30, 2004 resulted generally from an increase in the MSR’s estimated fair value, driven by an increase in mortgage interest rates during that period. In the quarter ended June 30, 2005, we recognized impairment of other retained interests, primarily because of the effect of declining interest rates on the value of our retained interests.
      Long-term Treasury and swap rates decreased during the quarter ended June 30, 2005. The decrease resulted in a Servicing Hedge gain which was offset by the time value decay of $149 million on the options included in the Servicing Hedge. This resulted in a gain of $1,147.2 million in the quarter ended June 30, 2005. During the quarter ended June 30, 2004, the Servicing Hedge generated a loss of $1,149.5 million. This loss resulted from an increase in long-term Treasury and swap rates during the quarter ended June 30, 2004, combined with option time value decay of $88 million.

Net Insurance Premiums Earned
      The increase in net insurance premiums earned of $28.2 million is due to an increase in premiums earned on the voluntary homeowners and auto lines of business and an increase in reinsurance premiums earned.

Commissions and Other Income
      Commissions and other income consisted of the following:

	Quarter Ended
	June 30,

	2005	2004

	(In thousands)
Appraisal fees, net	$26,192	$18,439
Credit report fees, net	20,495	17,371
Global Operations Segment processing fees	15,415	18,219
Title services	11,094	11,961
Insurance agency commissions	6,787	16,037
Other	46,659	45,466

Total commissions and other income	$126,642	$127,493

Compensation Expenses
      Compensation expenses are summarized below:

	Quarter Ended
	June 30,

	2005	2004

	(In thousands)
Base salaries	$474,988	$386,138
Incentive bonus and commissions	483,651	421,138
Payroll taxes and benefits	138,517	122,156
Deferral of loan origination costs	(247,013)	(159,342)

Total compensation expenses	$850,143	$770,090

      Compensation expenses increased $80.1 million, or 10%, during the quarter ended June 30, 2005 as compared to the year-ago period. In the Loan Production Sector, compensation expenses, prior to the deferral of loan origination costs increased $107.8 million, or 17%, because of a 22% increase in average staff. In the Loan Servicing Sector, compensation expense rose $14.1 million, or 21%, to accommodate a 23% increase in the number of loans serviced. Compensation expenses increased in most other business segments and corporate areas, reflecting growth in the Company.
      Average workforce by segment is summarized below:

	Quarter Ended
	June 30,

	2005	2004

Mortgage Banking	35,325	29,110
Banking	1,663	949
Capital Markets	603	516
Insurance	2,008	1,819
Global Operations	2,477	2,074
Corporate Administration	4,225	3,660

Average workforce, including temporary staff	46,301	38,128

      Incremental direct costs associated with the origination of loans are deferred when incurred. Subsequent treatment of these costs is based on whether the loans are held for sale or held for investment. If the related loan is sold, the costs deferred are included as a component of gain on sale; if the loan is held for investment, the costs are amortized to interest income over the life of the loan.

Occupancy and Other Office Expenses
      Occupancy and other office expenses are summarized below:

	Quarter Ended
	June 30,

	2005	2004

	(In thousands)
Depreciation expense	$64,419	$26,871
Office and equipment rentals	44,076	36,343
Utilities	34,452	29,703
Postage and courier service	23,993	23,138
Office supplies	18,115	14,211
Dues and subscriptions	11,324	10,027
Repairs and maintenance	10,421	11,069
Other	18,337	(514)

Total occupancy and other office expenses	$225,137	$150,848

      Occupancy and other office expenses for the quarter ended June 30, 2005 increased by $74.3 million primarily to accommodate a 21% increase in the average headcount.

Insurance Claim Expenses
      Insurance claim expenses were $88.8 million for the quarter ended June 30, 2005 as compared to $83.8 million for the year-ago period. The increase in insurance claim expenses was due mainly to growth in our insured risk.

Advertising and Promotion Expenses
      Advertising and promotion expenses increased 29% from the quarter ended June 30, 2004, because of a shift in the mortgage loan production market towards purchase activity. These expenses are customarily lower when low interest rates drive increased consumer demand for mortgages.

Other Operating Expenses
      Other operating expenses are summarized below:

	Quarter Ended
	June 30,

	2005	2004

	(In thousands)
Insurance commission expense	$36,699	$30,453
Legal, consulting, accounting and auditing fees	25,977	23,935
Travel and entertainment	24,366	19,274
Losses on servicing-related advances	23,528	10,068
Software amortization and impairment	15,558	9,559
Taxes and licenses	11,369	8,568
Insurance	11,101	14,834
Other	45,043	45,411
Deferral of loan origination costs	(38,260)	(18,180)

Total other operating expenses	$155,381	$143,922

Results of Operations Comparison — Six Months Ended June 30, 2005 and 2004

Consolidated Earnings Performance
      Our diluted earnings per share for the six months ended June 30, 2005 were $2.05, a 6% decrease from diluted earnings per share for the six months ended June 30, 2004. Net earnings were $1,255.3 million for the six months ended June 30, 2005, a 6% decrease from the year-ago period.
      The decrease in our earnings was primarily the result of a decrease in the profitability of our Mortgage Banking Segment. The Mortgage Banking Segment produced pre-tax earnings of $1,298.1 million for the six months ended June 30, 2005, a decrease of 18% from the same period last year. The decrease in the profitability of our Mortgage Banking Segment was due to reduced production margins, partially offset by improved profitability in loan servicing. Loan servicing earnings increased primarily from increased revenues resulting from a 31% increase in the size of the Company’s average loan servicing portfolio. The growth in the Banking Segment, which produced pre-tax earnings of $467.1 million, an increase of 108% from the year-ago period, partially offset the decline in Mortgage Banking earnings. The increase in profitability of our Banking Segment was primarily due to a 123% increase in average interest-earning assets at Treasury Bank from the year-ago period.

Operating Segment Results
      Pre-tax earnings by segment are summarized below:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Mortgage Banking:
Loan Production	$1,143,792	$1,670,435
Loan Servicing	106,292	(133,026)
Loan Closing Services	47,996	41,601

Total Mortgage Banking	1,298,080	1,579,010

Banking	467,101	224,691
Capital Markets	226,898	242,782
Insurance	112,285	100,532
Global Operations	9,360	21,414
Other	(29,846)	(1,270)

Pre-tax earnings	$2,083,878	$2,167,159

      The pre-tax earnings of each segment include intercompany transactions, which are eliminated in the “other” category above.
      Mortgage loan production by segment and product is summarized below:

	Six Months Ended
	June 30,

	2005	2004

	(In millions)
Segment:
Mortgage Banking	$179,903	$155,974
Banking — Treasury Bank	24,588	11,970
Capital Markets:
Conduit acquisitions	7,316	7,923
Commercial real estate	1,296	—

	$213,103	$175,867

Product:
Prime Mortgage	$171,729	$146,831
Nonprime Mortgage	20,256	16,446
Prime Home Equity	19,822	12,590
Commercial real estate	1,296	—

	$213,103	$175,867

      The following table summarizes loan production by purpose and by interest rate type:

	Six Months Ended
	June 30,

	2005	2004

	(In millions)
Purpose:
Purchase	$102,652	$77,576
Non-purchase	110,451	98,291

	$213,103	$175,867

Interest Rate Type:
Adjustable Rate	$115,997	$82,386
Fixed Rate	97,106	93,481

	$213,103	$175,867

Mortgage Banking Segment
      The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors.

Loan Production Sector
      The pre-tax earnings of the Loan Production Sector are summarized below:

	Six Months Ended June 30,

	2005		2004

		Percentage of		Percentage of
		Loan		Loan
		Production		Production
	Amount	Volume	Amount	Volume

	(Dollar amounts in thousands)
Revenues:
Prime Mortgage	$1,674,276		$1,748,931
Nonprime Mortgage	665,028		806,254
Prime Home Equity	349,487		459,641

Total revenues	2,688,791	1.49%	3,014,826	1.93%

Expenses:
Compensation expenses	929,015	0.52%	836,956	0.53%
Other operating expenses	441,473	0.24%	310,464	0.20%
Allocated corporate expenses	174,511	0.09%	196,971	0.13%

Total expenses	1,544,999	0.85%	1,344,391	0.86%

Pre-tax earnings	$1,143,792	0.64%	$1,670,435	1.07%

      Revenues decreased over the year-ago period due primarily to decreased revenues on Prime and Nonprime Mortgage Loans due to increased pricing competition. The effect of decreased revenue from loan sales was partially offset by an 11% increase in loan sales volume and by a shift in mix of Prime Mortgage Loan sales toward higher margin adjustable-rate loans. In the six months ended June 30, 2005, $174.9 billion of mortgage loans, or 97% of loan production, was sold compared to $157.2 billion of mortgage loans, or 101% of loan production, in the six months ended June 30, 2004, which contributed to the decline in revenues as a percentage of mortgage loan production in the current six months.

      The amount of expenses increased from the year-ago period, primarily due to an increase in compensation and occupancy costs, reflecting our continuing investment in growth of production capacity, along with increased advertising expenses during the current six months. The increase in sales and marketing costs was related to increased purchase production in the six months ended June 30, 2005. High levels of productivity helped maintain expenses expressed as a percentage of production consistent with the prior year. We continued to expand our loan production operations in the six months ended June 30, 2005 to continue support of our long-term objective of market share growth.
      Market demand for residential mortgages in the six months ended June 30, 2005 was relatively constant compared to the year-ago period. However, our production increased in the current period compared to the same period a year ago due to an increase in our market share. Our mortgage loan production market share was 15.5% in the six months ended June 30, 2005, up from 12.9% in the six months ended June 30, 2004 (Source of Mortgage Market: Mortgage Bankers Association).
      Mortgage Banking loan production volume for the six months ended June 30, 2005 increased 15% from the year-ago period. The increase was due to a rise in purchase and non-purchase loan production of 26% and 7%, respectively, reflecting an increase in market share.
      The following table summarizes Mortgage Banking loan production by purpose and by interest rate type:

	Six Months Ended
	June 30,

	2005	2004

	(In millions)
Purpose:
Non-purchase	$93,432	$87,184
Purchase	86,471	68,790

	$179,903	$155,974

Interest Rate Type:
Fixed rate	$90,650	$88,804
Adjustable rate	89,253	67,170

	$179,903	$155,974

      In the six months ended June 30, 2005, 50% of our loan production was adjustable-rate in comparison to 43% in the year-ago period.
      The volume of Mortgage Banking Nonprime Mortgage and Prime Home Equity Loans produced (which is included in our total volume of loans produced) increased 35% during the six months ended June 30, 2005 compared to the year-ago period. Details are shown in the following table:

	Six Months Ended
	June 30,

	2005	2004

	(Dollar amounts in
	millions)
Nonprime Mortgage Loans	$17,857	$14,180
Prime Home Equity Loans	13,494	8,968

	$31,351	$23,148

Percent of total Mortgage Banking loan production	17.4%	14.8%

      During the six months ended June 30, 2005 and 2004, the Loan Production Sector operated at approximately 110% of planned operational capacity.

      The following table shows total Mortgage Banking loan production volume by division:

	Six Months Ended
	June 30,

	2005	2004

	(In millions)
Correspondent Lending	$78,426	$66,695
Consumer Markets	54,206	47,334
Wholesale Lending	36,970	35,486
Full Spectrum Lending	10,301	6,459

	$179,903	$155,974

Loan Servicing Sector
      The following table summarizes the results for the Loan Servicing Sector:

	Six Months Ended June 30,

	2005		2004

		Percentage of		Percentage of
		Average		Average
		Servicing		Servicing
	Amount	Portfolio(1)	Amount	Portfolio(1)

	(Dollar amounts in thousands)
Servicing fees, net of guarantee fees	$1,481,586	0.334%	$1,124,352	0.332%
Miscellaneous fees	230,498	0.052%	293,924	0.087%
Income from other retained interests	226,476	0.051%	189,194	0.056%
Escrow balance income (expense)	107,788	0.024%	(79,964)	(0.024)%
Amortization of mortgage servicing rights	(954,560)	(0.215)%	(983,659)	(0.290)%
(Impairment) recovery of retained interests	(1,065,000)	(0.240)%	183,482	0.054%
Servicing hedge gains (losses)	594,866	0.134%	(476,655)	(0.141)%

Total servicing revenues	621,654	0.140%	250,674	0.074%

Operating expenses	309,427	0.070%	211,706	0.063%
Allocated corporate expenses	29,215	0.006%	37,354	0.011%

Total servicing expenses	338,642	0.076%	249,060	0.074%

Interest expense	176,720	0.040%	134,640	0.039%

Pre-tax earnings (loss)	$106,292	0.024%	$(133,026)	(0.039)%

Average servicing portfolio	$887,742,000		$677,247,000

(1)	Annualized
      Our servicing portfolio grew to $964.4 billion at June 30, 2005, a 33% increase from June 30, 2004. At the same time, the overall weighted-average note rate of loans in our servicing portfolio remained constant at 5.9%.
      Pre-tax earnings in the Loan Servicing Sector were $106.3 million during the six months ended June 30, 2005, an improvement of $239.3 million from the year-ago period. Pre-tax earnings in the Loan Servicing Sector increased primarily due to a $357.2 million increase in the net servicing fees, which was caused by a 31% increase in the average servicing portfolio. In addition, escrow balance benefit improved $188 million due to an increase in short-term interest rates. Partially offsetting these increases was an increase in amortization and impairment, net of Servicing Hedge, of $147.9 million to $1,424.7 million during the current period.
      Mortgage interest rates declined during the six months ended June 30, 2005 which resulted in a higher projected prepayment rate at the end of the period than at the beginning. This in turn resulted in impairment being recorded in the current period. In contrast, interest rates rose during the six months ended June 30, 2004, which resulted in a lower projected prepayment rate at the end of the period than at the beginning and recovery of previously recorded impairment during the year-ago period. The amortization and impairment of retained interests was $2,019.6 million, during the six months ended June 30, 2005 compared to recovery of previous impairment, net of amortization, of $800.2 million during the six months ended June 30, 2004.
      The Servicing Hedge is designed to offset the impairment of MSRs and other retained interests. The values of the derivatives that constitute the primary components of the Servicing Hedge are tied to long-term Treasury, mortgage and swap rate indices. The decrease in these rates during the six months ended June 30, 2005, offset by the time value decay of $268 million on the options included in the Servicing Hedge, resulted in a Servicing Hedge gain of $594.9 million. During the six months ended June 30, 2004, the Servicing Hedge generated a loss of $476.7 million resulting from an increase in long-term Treasury and swap rates combined with option time value decay of $207 million.

Loan Closing Services Sector
      The LandSafe companies produced $48.0 million in pre-tax earnings, representing an increase of 15% from the year-ago period. The increase in LandSafe’s pre-tax earnings was primarily due to the increase in our loan origination activity.
Banking Segment
      The Banking Segment achieved pre-tax earnings of $467.1 million during the six months ended June 30, 2005, as compared to $224.7 million for the year-ago period. Following is the composition of pre-tax earnings by company:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Treasury Bank (“Bank”)	$444,068	$202,296
Countrywide Warehouse Lending (“CWL”)	38,257	33,040
Allocated corporate expenses	(15,224)	(10,645)

Pre-tax earnings	$467,101	$224,691

      The Bank’s revenues and expenses are summarized in the following table:

	Six Months Ended
	June 30,

	2005	2004

	(Dollar amounts in
	thousands)
Interest income	$1,285,299	$496,301
Interest expense	733,954	240,498

Net interest income	551,345	255,803
Provision for loan losses	(26,671)	(17,338)

Net interest income after provision for loan losses	524,674	238,465
Non-interest income	67,629	32,040
Non-interest expense	(148,235)	(68,209)

Pre-tax earnings	$444,068	$202,296

Efficiency ratio(1)	22%	21%
After-tax return on average assets	1.04%	1.06%

(1)	Non-interest expense reduced by mortgage insurance divided by the sum of net interest income plus non-interest income.

      The increase in net interest income is primarily due to a $28.3 billion or 123% increase in average interest-earning assets, as summarized below:

	Six Months Ended June 30,

	2005			2004

	Average		Yield/	Average		Yield/
	Balance	Amount	Cost	Balance	Amount	Cost

	(Dollar amounts in thousands)
Net interest income:
Yield on interest-earning assets:
Mortgage loans held for investment	$43,423,406	$1,121,865	5.21%	$18,749,210	$422,349	4.53%
Securities available for sale	6,431,016	135,557	4.25%	3,127,951	61,595	3.96%
Other	1,565,406	27,877	3.59%	1,212,185	12,357	2.05%

Total yield on interest-earning assets	51,419,828	1,285,299	5.04%	23,089,346	496,301	4.32%

Cost of interest-bearing liabilities:
Deposits	24,966,130	377,014	3.05%	12,098,584	107,089	1.78%
FHLB advances	18,633,055	301,515	3.26%	8,494,418	128,832	3.05%
Other	3,781,700	55,425	2.96%	836,754	4,577	1.10%

Total cost of interest-bearing liabilities	$47,380,885	733,954	3.12%	$21,429,756	240,498	2.26%

Net interest income		$551,345			$255,803

Net interest margin(1)			2.16%			2.24%

(1)	Calculated as net interest income divided by average interest-earning assets.
      The provision for loan losses increased during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due to the increase in mortgage loans held for investment. We expect our provision for loan losses and the related allowance for loan losses to increase as a percentage of our portfolio of loans held for investment as our portfolio continues to season. The impact of the increase in the allowance for loan losses will be partially mitigated by the addition of new loans to our portfolio.
      The Banking Segment also includes the operation of CWL. CWL’s pre-tax earnings increased by $5.2 million during the six months ended June 30, 2005 in comparison to the year-ago period, primarily due to a 46% increase in average mortgage warehouse advances, which resulted primarily from an overall increase in activity with Mortgage Banking Segment customers.
Capital Markets Segment
      Our Capital Markets Segment achieved pre-tax earnings of $226.9 million for the six months ended June 30, 2005, a decrease of $15.9 million, or 7%, from the year-ago period. Total revenues were $382.0 million, a decrease of $3.1 million, or 1%, compared to the year-ago period. During the six months ended June 30, 2005, market conditions caused by rising short-term interest rates and a flattening of the yield curve have resulted in lower revenue. Partially offsetting this decline, Capital Markets benefited from its commercial real estate activities, which generated revenues totaling $38.6 million from commercial loans in the current period. The Capital Markets Segment has expanded its capacity to invest in the development of new lines of business such as U.S. Treasury securities trading, commercial real estate finance and broker-dealer operations in Japan, which largely contributed to an increase in expenses of $12.8 million, or 9%, compared to the year-ago period.

      The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Revenues:
Conduit	$168,349	$176,910
Underwriting	108,270	128,942
Securities trading	43,767	76,024
Commercial real estate	38,591	15
Brokering	15,246	7,214
Other	7,800	(4,024)

Total revenues	382,023	385,081
Expenses:
Operating expenses	147,353	137,504
Allocated corporate expenses	7,772	4,795

Total expenses	155,125	142,299

Pre-tax earnings	$226,898	$242,782

      During the six months ended June 30, 2005, the Capital Markets Segment generated revenues totaling $168.3 million from its conduit activities, which includes managing the acquisition and sale or securitization of whole loans on behalf of CHL. Conduit revenues for the six months ended June 30, 2005 decreased 5% in comparison to the year-ago period, primarily because of a decrease in the margins.
      Underwriting revenues decreased $20.7 million over the year-ago period because of decreased underwriting of CHL securitizations by Capital Markets.
      Securities trading revenues declined 42% due to a decline in conforming mortgage securities trading margins and volume. Trading volumes declined 14% from the year-ago period excluding U.S. Treasury securities. Including U.S. Treasury securities, the total securities volume traded increased 9% over the year-ago period.
      During the six months ended June 30, 2005, the Capital Markets Segment generated revenues totaling $38.6 million from sales of commercial real estate loans.
      The following table shows the composition of CSC securities trading volume, which includes intersegment trades with the mortgage banking operations, by instrument:

	Six Months Ended
	June 30,

	2005	2004

	(In millions)
Mortgage-backed securities	$887,736	$1,025,828
Asset-backed securities	69,900	80,931
Government agency debt	15,136	40,346
Other	19,410	9,430

Subtotal(1)	992,182	1,156,535
U.S. Treasury securities	723,933	415,481

Total securities trading volume	$1,716,115	$1,572,016

(1)	Approximately 17% and 14% of the segment’s non-U.S. Treasury securities trading volume was with CHL during the six months ended June 30, 2005 and 2004, respectively.

Insurance Segment
      The Insurance Segment’s pre-tax earnings increased 12% over the year-ago period, to $112.3 million. The following table shows pre-tax earnings by business line:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Balboa Reinsurance Company	$80,060	$64,135
Balboa Life and Casualty Operations(1)	42,807	48,493
Allocated corporate expenses	(10,582)	(12,096)

Pre-tax earnings	$112,285	$100,532

(1)	Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.
      The following table shows net insurance premiums earned:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Balboa Reinsurance Company	$86,844	$75,814
Balboa Life and Casualty Operations	328,152	306,821

Total net insurance premiums earned	$414,996	$382,635

      The following table shows insurance claim expenses:

	Six Months Ended June 30,

	2005		2004

		As Percentage		As Percentage
		of Net		of Net
		Earned		Earned
	Amount	Premiums	Amount	Premiums

	(Dollar amounts in thousands)
Balboa Reinsurance Company	$19,796	23%	$18,585	25%
Balboa Life and Casualty Operations	144,925	44%	149,842	49%

Total insurance claim expenses	$164,721		$168,427

      Our mortgage reinsurance business produced $80.1 million in pre-tax earnings, an increase of 25% over the year-ago period, driven primarily by growth of 4% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts along with a reduced provision for insured losses as a percentage of premium revenue, which reflects reduced loss expectations relating to reinsured risk.
      Our Life and Casualty insurance business produced pre-tax earnings of $42.8 million, a decrease of $5.7 million from the year-ago period. The decline in earnings was driven by an increase in operating expenses, partially offset by a $21.3 million, or 7%, increase in net earned premiums during the six months ended June 30, 2005 in comparison to the year-ago period. The increase in net earned premiums was primarily attributable to an increase in voluntary homeowners and auto insurance.
Global Operations Segment
      Global Operations pre-tax earnings totaled $9.4 million, a decrease of $12.1 million from the year-ago period. The decrease in earnings was due to a 46% decline in the number of new mortgage loans processed.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities
      Gain on sale of loans and securities is summarized below:

	Six Months Ended June 30,

	2005			2004

		Gain on Sale			Gain on Sale

			As Percentage			As Percentage
	Loans Sold	Amount	of Loans Sold	Loans Sold	Amount	of Loans Sold

			(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$143,856,140	$1,403,198	0.98%	$134,116,657	$1,340,015	1.00%
Nonprime Mortgage Loans	23,977,130	569,735	2.38%	14,169,676	701,054	4.95%
Prime Home Equity Loans	7,045,028	277,916	3.94%	8,867,161	265,802	3.00%

Production Sector	174,878,298	2,250,849	1.29%	157,153,494	2,306,871	1.47%
Reperforming loans	683,662	22,903	3.35%	2,056,976	100,524	4.89%

	$175,561,960	2,273,752		$159,210,470	2,407,395

Capital Markets:
Conduit activities	$24,668,124	143,275	0.58%	$20,845,055	153,157	0.73%
Underwriting	N/A	85,713	N/A	N/A	95,429	N/A
Commercial real estate	$1,131,916	37,600	3.32%	N/A	—	N/A
Securities trading and other	N/A	(43,193)	N/A	N/A	(131,785)	N/A

		223,395			116,801
Other	N/A	10,013	N/A	N/A	14,694	N/A

		$2,507,160			$2,538,890

      Gain on sale of Prime Mortgage Loans increased in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due primarily to an increase in the volume of loans sold.
      Gain on sale of Nonprime Mortgage Loans decreased in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due primarily to lower margins resulting from increased pricing competition, partially offset by increased sales of Nonprime Mortgage Loans.
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
      The decrease in Capital Markets’ gain on sale related to its conduit activities was due to a decline in margins partially offset by increased sales of mortgage loans through Capital Markets’ conduit activities. Capital Markets’ revenues from its trading activities consist of gain on sale and interest income. In a steep yield curve environment, trading revenues derive largely or entirely from net interest income earned during the securities’ holding period. As the yield curve flattens, the mix of revenues will naturally shift toward gain on sale of securities. During the six months ended June 30, 2005 the yield curve was flatter than in the year-ago period, which resulted in a shift in trading revenues from interest income to gain on sale. The increase in gain on sale of the trading securities was more than offset by a decline in net interest income due to the overall decline in trading margins.

Net Interest Income
      Net interest income is summarized below:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Net interest income (expense):
Banking Segment loans and securities	$570,587	$278,954
Mortgage Banking Segment loans and securities	332,019	689,706
Servicing Sector interest expense	(196,559)	(166,416)
Interest income (expense) on custodial balances	107,788	(79,964)
Reperforming loans	48,163	57,244
Capital Markets Segment securities portfolio	121,805	228,842
Other	33,591	22,377

Net interest income	1,017,394	1,030,743
Provision for loan losses related to loans held for investment	(36,723)	(40,528)

Net interest income after provision for loan losses	$980,671	$990,215

      The increase in net interest income from the Banking Segment was primarily attributable to growth in the average investment in mortgage loans in the Bank and CWL. Average assets in the Banking Segment increased to $55.7 billion during the six months ended June 30, 2005, an increase of $29.4 billion over the year-ago period. The net interest margin decreased to 2.10% during the six months ended June 30, 2005 from 2.18% during the year-ago period.
      The decrease in net interest income from Mortgage Banking loans and securities reflects primarily a flattening of the yield curve during the six months ended June 30, 2005 as compared to the year-ago period. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. Short-term interest rates rose while long-term mortgage interest rates declined between the year-ago period and the six months ended June 30, 2005, reducing the net interest income relating to outstanding balances. In addition, the mix of loans produced shifted towards adjustable-rate mortgage loans, which typically earn lower rates than fixed-rate mortgage loans. The decline in net interest margin was not offset by an increase in gain on sale due to price competition.
      Interest expense allocated to the Loan Servicing Sector increased primarily due to an increase in total Servicing Sector assets combined with an increase in cost of funds.
      Net interest income from custodial balances increased in the current period due to an increase in the earnings rate on the custodial balances from 0.88% during the six months ended June 30, 2004 to 2.64% during the six months ended June 30, 2005, resulting from an increase in short-term interest rates, and to an increase in average custodial balances of $2.7 billion or 16% over the year-ago period. We are required to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $149.4 million and $154.0 million in the six months ended June 30, 2005 and 2004, respectively.
      The decrease in interest income related to reperforming loans is a result of a decrease in the average balance of such loans held.
      The decrease in net interest income from the Capital Markets securities portfolio is attributable to a decrease in the net interest margin from 1.07% in the six months ended June 30, 2004 to 0.49% in the six months ended June 30, 2005, partially offset by an increase of 17% in the average inventory of securities held. The decrease in net interest margin on the securities portfolio is primarily due to a larger increase in short-term financing rates versus the increase in rates in the longer-term securities held by the Capital Markets Segment. The decline in net interest income was partially offset by an increase in gain on sale.

Loan Servicing Fees and Other Income from Retained Interests
      Loan servicing fees and other income from retained interests are summarized below:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Servicing fees, net of guarantee fees	$1,481,586	$1,124,352
Income from other retained interests	226,476	189,194
Late charges	112,719	85,271
Prepayment penalties	79,513	79,977
Global Operations Segment subservicing fees	55,730	52,977
Ancillary fees	35,483	27,642

Total loan servicing fees and other income from retained interests	$1,991,507	$1,559,413

      The increase in servicing fees, net of guarantee fees, was principally due to a 31% increase in the average servicing portfolio, plus an increase in the overall annualized net service fee earned from 0.332% of the average portfolio balance during the six months ended June 30, 2004 to 0.334% during the six months ended June 30, 2005.
      The increase in income from other retained interests was due primarily to an increase in the average investment in these assets.

Amortization of Mortgage Servicing Rights
      We recorded amortization of MSRs of $954.6 million, or an annual rate of 18.8%, during the six months ended June 30, 2005 as compared to $983.7 million, or an annual rate of 23.4%, during the six months ended June 30, 2004. The amortization rate of MSRs is dependent on the forecasted prepayment speeds at the beginning of the period. Mortgage rates at the beginning of the current period were higher than the year-ago period, and as a result, the forecasted prepayment speeds were lower in the current period. This resulted in a lower amortization rate in the six months ended June 30, 2005 than in the year-ago period. Partially offsetting the lower amortization rate was the higher MSR asset balance.

(Impairment) Recovery of Retained Interests and Servicing Hedge Gains (Losses)
      (Impairment) recovery of retained interests and Servicing Hedge gains (losses) are detailed below:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
(Impairment) recovery of retained interests:
MSRs:
(Impairment) recovery	$(335,476)	$455,321
Reduction of MSR cost basis through application of hedge accounting:
Change in fair value attributable to hedged risk	(493,430)	—

Total (impairment) recovery of MSRs	(828,906)	455,321
Other retained interests	(234,699)	(271,839)

	$(1,063,605)	$183,482

Servicing Hedge gains (losses) recorded in earnings	$594,866	$(476,655)

      Impairment of MSR during the six months ended June 30, 2005 resulted from a decrease in the estimated fair value of MSRs, resulting primarily from the decrease in mortgage interest rates during the period. Recovery of MSR impairment in the six months ended June 30, 2004 resulted generally from an increase in their estimated fair value, due to an increase in mortgage interest rates during the period. In the six months ended June 30, 2005, we recognized impairment of other retained interests, primarily because of the effect of lower interest rates on actual and anticipated prepayment speeds.
      Rising mortgage interest rates in the future should result in an increase in the estimated fair value of the MSRs and recovery of all or a portion of the impairment valuation allowance, which amounted to $1,386.2 million at June 30, 2005. The MSR amortization rate, which is tied to the expected net cash flows from the MSRs, likewise should reduce as mortgage interest rates rise.
      Long-term Treasury and swap interest rates decreased during the six months ended June 30, 2005. The decrease resulted in a Servicing Hedge gain which was offset by time value decay of $268 million on the options included in the Servicing Hedge. The net result is a gain of $594.9 million in the six months ended June 30, 2005. During the six months ended June 30, 2004, the Servicing Hedge generated a loss of $476.7 million. This loss resulted from an increase in long-term Treasury and swap rates during the six months ended June 30, 2004 along with option time value decay of $207 million.

Net Insurance Premiums Earned
      The increase in net insurance premiums earned of $32.4 million is due to an increase in premiums earned on the voluntary homeowners and auto lines of business and in reinsurance premiums earned.

Commissions and Other Income
      Commissions and other income consisted of the following:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Appraisal fees, net	$47,757	$33,437
Credit report fees, net	39,016	35,252
Global Operations Segment processing fees	28,679	39,509
Title services	22,652	22,754
Insurance agency commissions	11,657	31,973
Other	92,032	82,718

Total commissions and other income	$241,793	$245,643

Compensation Expenses
      Compensation expenses are summarized below:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Base salaries	$917,886	$741,747
Incentive bonus and commissions	863,231	742,462
Payroll taxes and benefits	288,055	240,844
Deferral of loan origination costs	(432,550)	(274,299)

Total compensation expenses	$1,636,622	$1,450,754

      Compensation expenses increased $185.9 million, or 13%, during the six months ended June 30, 2005 as compared to the year-ago period. In the Loan Production Sector, compensation expenses, prior to the deferral of loan origination costs, increased $226.8 million, or 21%, because of a 25% increase in average staff. In the Loan Servicing Sector, compensation expense rose $25.1 million, or 19%, to accommodate a 23% increase in the number of loans serviced. Compensation expenses increased in most other business segments and corporate areas, reflecting growth in the Company.
      Average workforce by segment is summarized below:

	Six Months Ended
	June 30,

	2005	2004

Mortgage Banking	34,054	27,747
Banking	1,607	887
Capital Markets	591	501
Insurance	1,959	1,792
Global Operations	2,412	2,031
Corporate Administration	4,146	3,557

Average workforce, including temporary staff	44,769	36,515

      Incremental direct costs associated with the origination of loans are deferred when incurred. Subsequent treatment of these costs is based on whether the loans are held for sale or held for investment. If the related loan is sold, the costs deferred are included as a component of gain on sale; if the loan is held for investment, the costs are amortized to interest income over the life of the loan.

Occupancy and Other Office Expenses
      Occupancy and other office expenses are summarized below:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Depreciation expense	$97,943	$52,532
Office and equipment rentals	86,667	70,483
Utilities	69,110	57,316
Postage and courier service	47,530	44,220
Office supplies	34,136	27,604
Dues and subscriptions	23,576	19,235
Repairs and maintenance	22,159	21,933
Other	32,672	5,550

Total occupancy and other office expenses	$413,793	$298,873

      Occupancy and other office expenses for the six months ended June 30, 2005 increased by $114.9 million primarily to accommodate a 23% increase in the average headcount.

Insurance Claim Expenses
      Insurance claim expenses were $164.7 million for the six months ended June 30, 2005 as compared to $168.4 million for the year-ago period. The decrease in insurance claim expenses was due mainly to a decrease in the loss ratio experienced on lender-placed property and voluntary homeowners lines of business.

Advertising and Promotion Expenses
      Advertising and promotion expenses increased 47% from the six months ended June 30, 2004, as a result of a shift in the mortgage loan production market towards purchase activity.

Other Operating Expenses
      Other operating expenses are summarized below:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Insurance commission expense	$68,269	$63,364
Legal, consulting, accounting and auditing fees	53,438	43,553
Travel and entertainment	48,124	36,531
Losses on servicing-related advances	44,983	16,363
Software amortization and impairment	28,666	19,299
Insurance	22,750	29,077
Taxes and licenses	21,909	17,061
Other	84,718	88,953
Deferral of loan origination costs	(67,837)	(33,245)

Total other operating expenses	$305,020	$280,956

      Losses on servicing-related advances consist primarily of losses arising from unreimbursed servicing advances on defaulted loans and credit losses arising from defaulted VA-guaranteed loans. (See the “Credit Risk Management” section of this Report for a further discussion of credit risk.) The increase in losses on servicing-related advances is due to growth in the Company’s loan servicing portfolio along with the Company recognizing recoveries in the six months ended June 30, 2004 that did not recur in the current six months.
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

      Based upon this modeling, the following table summarizes the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of June 30, 2005, given several hypothetical, instantaneous, parallel shifts in the yield curve:

	Change in Fair Value

Change in Interest Rate (Basis Points)	-100	-50	+50	+100

	(In millions)
MSRs and other financial instruments:
MSR and other retained interests	$(2,764)	$(1,360)	$1,195	$2,216
Impact of Servicing Hedge:
Mortgage-based	318	159	(158)	(316)
Swap-based	2,406	1,082	(733)	(1,108)
Treasury-based	303	129	(28)	(30)

MSRs and other retained interests, net	263	10	276	762

Committed Pipeline	274	190	(337)	(763)
Mortgage Loan Inventory	781	477	(679)	(1,496)
Impact of associated derivative instruments:
Mortgage-based	(1,141)	(708)	1,042	2,375
Treasury-based	303	114	(25)	(27)
Eurodollar-based	(139)	(80)	111	239

Committed Pipeline and Mortgage Loan Inventory, net	78	(7)	112	328

Treasury Bank:
Securities portfolio	82	51	(80)	(183)
Mortgage loans	536	295	(337)	(703)
Deposit liabilities	(241)	(123)	126	253
Federal Home Loan Bank Advances	(348)	(169)	161	316

Treasury Bank, net	29	54	(130)	(317)

Notes payable and capital securities	(753)	(395)	392	779
Impact of associated derivative instruments:
Swap-based	97	47	(46)	(91)

Notes payable and capital securities, net	(656)	(348)	346	688

Insurance company investment portfolios	44	23	(24)	(50)

Net change in fair value related to MSRs and other financial instruments	$(242)	$(268)	$580	$1,411

Net change in fair value related to broker-dealer trading securities	$(10)	$(3)	$(7)	$(23)

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

      These sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate certain movements in interest rates; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that result from changes in interest rates. In addition, not all of the changes in fair value would affect current period earnings. For example, MSRs are carried by impairment stratum at the lower of amortized cost or market value. Consequently, absent hedge accounting, any increase in the value of a particular MSR stratum above its amortized cost basis would not be reflected in current-period earnings. The total impairment valuation allowance was $1,386.2 million as of June 30, 2005. On April 1, 2005, we implemented hedge accounting in accordance with SFAS 133 for a portion of our interest rate risk management activities related to our MSRs. In addition, our debt is carried at its unpaid principal balance net of issuance discount or premium; therefore, absent hedge accounting, changes in the market value of our debt are not recorded in current-period earnings. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

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
Credit Risk

Securitization
      As a mortgage banker, we have historically sold substantially all our mortgage loans shortly after production, generally through securitizations. When we securitize our mortgage loans, we retain limited credit risk. As described in our 2004 Annual Report, the degree to which credit risk on the underlying loans is transferred through the securitization process depends on the structure of the securitization. Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity Loans and Nonprime Mortgage Loans generally are securitized with limited recourse for credit losses.
      Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. These amounts at June 30, 2005 are as follows:

June 30,
2005

(In thousands)
Subordinated Interests:
Prime home equity residual securities	$670,371
Nonprime residual securities	663,381
Prime home equity transferor’s interests	413,339
Nonconforming residual securities	22,414
Subordinated mortgage-backed pass-through securities	2,278

$1,771,783

Corporate guarantees in excess of recorded liability	$418,515

      The carrying value of the residual securities is net of expected future credit losses. The total credit losses incurred for the periods indicated related to all of our mortgage securitization activities are summarized as follows:

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Repurchased or indemnified loans	$19,734	$21,545
Nonprime securitizations with retained residual interest	29,990	31,976
Prime home equity securitizations with retained residual interest	12,807	12,613
Nonprime securitizations with corporate guarantee	7,567	11,090
VA losses in excess of VA guarantee	1,131	755
Prime home equity securitizations with corporate guarantee	6,180	5,612

	$77,409	$83,591

Portfolio Lending Activities
      We have a portfolio of mortgage loans held for investment, consisting primarily of Prime Mortgage and Prime Home Equity Loans, which totaled $56.0 billion at June 30, 2005. This portfolio is held primarily in our Bank. Many Prime Home Equity Loans held in the Bank with combined loan-to-value ratios equal to or above 90% are covered by a pool insurance policy that provides partial protection against credit losses. Otherwise, we generally retain full credit exposure on these loans.
      We also provide short-term secured mortgage-loan warehouse advances to various lending institutions, which totaled $4.4 billion at June 30, 2005. We incurred no credit losses related to this activity in the six months ended June 30, 2005.
      Nonaccrual loans and foreclosed assets at period end are summarized as follows:

June 30,
2005

(In thousands)
Nonaccrual loans(1):
Mortgage loans:
Nonprime	$296,016
Prime	250,039
Prime home equity	17,165

563,220
Warehouse lending advances	—
Defaulted FHA-insured and VA-guaranteed mortgage loans repurchased from securities	600,940

Total nonaccrual loans	1,164,160
Foreclosed assets	59,976

Total nonaccrual loans and foreclosed assets	$1,224,136

Nonaccrual loans as a percentage of loans held for investment:
Total	1.9%
Excluding loans FHA-insured and VA-guaranteed loans	0.9%
Allowance for loan losses	$155,962

Allowance for loan losses as a percentage of nonaccrual loans
Total	13.4%
Excluding loans FHA-insured and VA-guaranteed loans	27.7%
Allowance for loan losses as a percentage of loans held for investment	0.3%

(1)	This amount excludes $186.7 million of government-insured loans eligible for repurchase from Ginnie Mae securities issued by us due to the loans’ severe delinquency. Our servicing agreement with Ginnie Mae allows us to repurchase loans that are delinquent more than 90 days instead of continuing to advance the delinquent interest to the security holders. This amount is included in loans held for investment as Countrywide has the option of repurchasing the loans from the securities and is required to include such loans on its balance sheets. However, we do not include these loans in our nonaccrual balances because we have not exercised the option to repurchase the loans.
      The allowance for loan losses increased by 25% from $125.0 million at December 31, 2004, to $156.0 million at June 30, 2005, primarily due to growth in loans held for investment at Treasury Bank. We expect our allowance for loan losses and the related provision for loan losses to increase as a percentage of our portfolio of loans held for investment as our portfolio of loans held for investment continues to season. As our portfolio continues to grow, the impact of seasoning on the allowance as a percentage of loans held for investment will be partially offset by new loans.

Mortgage Reinsurance
      We provide mortgage reinsurance on mortgage loans included in our servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, we absorb mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a cap, in exchange for a portion of the pools’ mortgage insurance premium. As of June 30, 2005, approximately $72.1 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At June 30, 2005, the maximum aggregate losses under the reinsurance contracts were $487.3 million. We are required to pledge securities to cover this potential liability. For the six months ended June 30, 2005, we did not experience any losses under our reinsurance contracts.

Mortgage Loans Held for Sale
      At June 30, 2005, mortgage loans held for sale amounted to $30.2 billion. While the loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant due to the short period of time that loans are held prior to sale.

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
      The aggregate amount of counterparty credit exposure after consideration of relevant netting agreements at June 30, 2005, before and after collateral held by us, was as follows:

June 30,
2005

(In millions)
Aggregate credit exposure before collateral held	$1,884
Less: collateral held	(1,398)

Net aggregate unsecured credit exposure	$486

      For the six months ended June 30, 2005, we incurred no credit losses due to non-performance of any of our counterparties.

Loan Servicing
      The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans and securities held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated.

	Six Months Ended
	June 30,

	2005	2004

	(In millions)
Beginning owned portfolio	$821,475	$630,451
Add: Loan production	211,807	175,867
Purchased MSRs	33,501	13,497
Less: Runoff(1)	(130,045)	(109,615)

Ending owned portfolio	936,738	710,200
Subservicing portfolio	27,706	16,027

Total servicing portfolio	$964,444	$726,227

MSR portfolio	$849,079	$655,527
Mortgage loans owned	87,659	54,673
Subservicing portfolio	27,706	16,027

Total servicing portfolio	$964,444	$726,227

	June 30,

	2005	2004

	(Dollar amounts in
	millions)
Composition of owned portfolio at period end:
Conventional mortgage	$730,509	$569,625
Nonprime Mortgage	104,135	52,496
Prime Home Equity	50,852	32,746
FHA-insured mortgage	38,288	41,841
VA-guaranteed mortgage	12,954	13,492

Total owned portfolio	$936,738	$710,200

Delinquent mortgage loans(2):
30 days	2.16%	2.14%
60 days	0.63%	0.61%
90 days or more	0.72%	0.73%

Total delinquent mortgage loans	3.51%	3.48%

Loans pending foreclosure(2)	0.39%	0.37%

Delinquent mortgage loans(2):
Conventional	1.99%	2.06%
Government	11.85%	12.28%
Nonprime Mortgage	10.56%	10.27%
Prime Home Equity	1.02%	0.61%
Total delinquent mortgage loans	3.51%	3.48%
Loans pending foreclosure(2):
Conventional	0.19%	0.18%
Government	0.97%	1.08%
Nonprime Mortgage	1.70%	1.88%
Prime Home Equity	0.04%	0.03%
Total loans pending foreclosure	0.39%	0.37%

(1)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).

(2)	Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their non-performing status.
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
Liquidity and Capital Resources
      We regularly forecast our potential funding needs over three-month and longer horizons, taking into account debt maturities and potential peak balance sheet levels. Available reliable sources of liquidity are appropriately established and sized to meet potential future funding requirements. We currently have $87.0 billion in available sources of short-term liquidity, which represents an increase of $13.8 billion from December 31, 2004. We believe we have adequate financing to meet our current needs.
      At June 30, 2005 and at December 31, 2004, CFC’s regulatory capital ratios were as follows:

		June 30, 2005		December 31, 2004
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

		(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	7.2%	$11,498,160	7.9%	$10,332,383
Risk-Based Capital
Tier 1	6.0%	10.4%	$11,498,160	11.1%	$10,332,383
Total	10.0%	11.0%	$12,129,225	11.7%	$10,928,223

(1)	Minimum required to qualify as “well capitalized.”

Cash Flow
      Cash flow used by operating activities was $2.2 billion for the six months ended June 30, 2005, compared to net cash provided by operating activities of $4.5 billion for the six months ended June 30, 2004. The decrease in cash flow from operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to a $3.3 billion net increase in cash used to fund Mortgage Loan Inventory and a $3.0 billion net increase in cash used to fund investments in trading securities.
      Net cash used by investing activities was $35.6 billion for the six months ended June 30, 2005, compared to $11.0 billion for the six months ended June 30, 2004. The increase in net cash used in investing activities was attributable to a $15.3 billion increase in cash used to fund loans held for investment, combined with a $5.9 billion increase in cash used to fund investments in other financial instruments and a $2.8 billion increase in securities purchased under agreements to resell and securities borrowed.
      Net cash provided by financing activities for the six months ended June 30, 2005 totaled $38.0 billion, compared to $6.5 billion for the six months ended June 30, 2004. The increase in cash provided by financing activities was comprised of a $23.9 billion net increase in short-term borrowings, a $4.5 billion net increase in bank deposit liabilities and a $3.1 billion increase in long-term debt.
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
      Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Loans generally are securitized with limited recourse for credit losses. During the six months ended June 30, 2005, we securitized $26.9 billion in Nonprime Mortgage and Prime Home Equity Loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk.”
      We do not believe that any of our off-balance sheet arrangements have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
      The following table summarizes our significant contractual obligations at June 30, 2005, with the exception of short-term borrowing arrangements and pension and post-retirement benefit plans:

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Obligations:
Notes payable	$11,210,370	$24,658,246	$10,848,013	$3,152,483	$49,869,112
Time deposits	$9,198,942	$4,103,543	$2,488,376	$961,375	$16,752,236
Operating leases	$141,182	$217,283	$102,415	$29,910	$490,790
Purchase obligations	$138,553	$19,173	$3,358	$757	$161,841
      As of June 30, 2005, the Company had undisbursed home equity lines of credit and construction loan commitments of $6.5 billion and $1.3 billion, respectively. As of June 30, 2005, outstanding commitments to fund mortgage loans in process totaled $49.5 billion.
      In connection with the Company’s underwriting activities, the Company had commitments to purchase and sell new issues of securities aggregating $86.9 million at June 30, 2005.
Prospective Trends

United States Mortgage Market
      Over the last decade, total mortgage indebtedness in the United States has grown at an average annual rate of 9%. We believe that continued population growth, ongoing developments in the mortgage market and the prospect of relatively low interest rates support similar growth in the market for the foreseeable future. Some of the ongoing developments in the mortgage market that should fuel its growth include government-

sponsored programs targeted to increase homeownership in low-income and minority communities, the growth of prime home equity lending as a major form of consumer finance, and the increasing efficiency of the secondary mortgage market that lowers the overall cost of homeownership.
      In recent years, the level of complexity in the mortgage lending business has increased significantly due to several factors:

•	The continuing evolution of the secondary mortgage market and demand by the borrowers has resulted in a proliferation of mortgage products;

•	Greater regulation imposed on the industry has resulted in increased costs and the need for higher levels of specialization; and

•	Interest rate volatility has risen over the last decade. At the same time, homeowners’ propensity to refinance their mortgages has increased as the refinance process has become more efficient and cost effective. The combined result has been large swings in the volume of mortgage loans originated from year to year. These volume swings have placed significant operational and financial pressures on mortgage lenders.
      To compete effectively in this environment, mortgage lenders must have a very high level of operational, technological and managerial expertise. In addition, the residential mortgage business has become more capital-intensive and therefore access to capital at a competitive cost is critical. Primarily because of these factors, the industry has undergone rapid consolidation.
      According to the trade publication Inside Mortgage Finance, the top five originators produced 45% of all loans originated during the first six months of the calendar year 2005, as compared to 44% for the six months ended December 31, 2004. Following is a comparison of loan volume for the top five originators, according to Inside Mortgage Finance:

	Six Months Ended	Six Months Ended
Institution	June 30, 2005	December 31, 2004

	(In billions)
Countrywide	$212	$187
Wells Fargo Home Mortgage	150	138
Washington Mutual	118	119
Chase Home Finance	85	92
Bank of America Mortgage	73	68

Total for Top Five	$638	$604

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

Recently Issued Accounting Standards
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” This Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS 123R requires measurement of fair value of employee stock options using an option pricing model that takes into account the awarded options’ unique characteristics. SFAS 123R requires charging the recognized cost to expense over the period the employee provides services to earn the award, generally the vesting period for the award. In April of 2005, the Securities and Exchange Commission revised the required adoption date of SFAS 123R. As a result of this change, we are required to adopt SFAS 123R effective January 1, 2006. We have not yet determined the effect of implementation of SFAS 123R or whether the Statement will be implemented prospectively or retrospectively.

Factors That May Affect Our Future Results
      We make forward-looking statements in this Report and in other reports we file with the SEC. In addition, we make forward-looking statements in press releases and our management may make forward- looking statements orally to analysts, investors, the media and others. Generally, forward-looking statements include:

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
      Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to the following:

•	Changes in general business, economic, market and political conditions from those expected

•	Our inability to effectively implement our business strategies or manage the volatility inherent in the mortgage banking business

•	Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain

•	Competition within the financial services industry

•	Significant changes in regulations governing our business or in generally accepted accounting principles

•	Incomplete or inaccurate information provided by customers and counterparties

•	A general decline in U.S. housing prices or in activity in the U.S. housing market

•	A loss of investment-grade credit ratings, which may result in increased cost of debt or loss of access to corporate debt markets

•	A reduction in the availability of secondary markets for our mortgage loan products

•	A reduction in government support of homeownership

•	A change in our relationship with the housing-related government agencies and government sponsored enterprises

•	Changes in regulations or the occurrence of other events that impact the business, operation or prospects of government sponsored enterprises

•	Ineffectiveness of our hedging activities

•	The level of competition in each of our business segments

•	The occurrence of natural disasters or other events or circumstances that could impact our operations or could impact the level of claims in the Insurance Segment.
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
      In response to this Item, the information set forth on pages 63 to 65 of this Form 10-Q is incorporated herein by reference.

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

Internal Control over Financial Reporting

Changes to Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of an Enterprise Resource Planning (ERP) application software system, which includes the following modules affecting internal control over financial reporting: general ledger, accounts payable, accounts receivable and fixed asset modules. Management believes that the ERP software enhances the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      The following table shows Company repurchases of its common stock for each calendar month during the six months ended June 30, 2005.

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May yet
	Total Number of	Average	as Part of Publicly	be Purchased Under
	Shares	Price Paid	Announced Plan	the Plan or
Calendar Month	Purchased(1)(2)	per Share(2)	or Program(1)	Program(1)

January	8,960	$36.82	n/a	n/a
February	2,395	$32.02	n/a	n/a
March	17,098	$32.57	n/a	n/a
April	39,363	$33.02	n/a	n/a
May	—	$—	n/a	n/a
June	449	$37.17	n/a	n/a

Total	68,265	$33.40	n/a	n/a

(1)	The Company has no publicly announced plans or programs to repurchase its stock. The shares indicated in this table represent only the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2)	The shares purchased and the price paid per share have not been adjusted for stock splits.

Item 4.	Submission of Matters to a Vote of Security Holders
      On June 15, 2005, the Annual Meeting of Stockholders of the Company was held. The agenda items for such meeting are shown below together with the vote of the Company’s Common Stock with respect to such agenda items.
      1. The election of four Class III Directors to serve until the 2008 Annual Meeting of Stockholders.

Class III Nominees	Votes For	Votes Withheld

Angelo R. Mozilo	502,094,682	12,658,148
Stanford L. Kurland	501,836,681	12,916,149
Oscar P. Robertson	492,356,347	22,396,483
Keith P. Russell	488,523,990	26,228,840
      The terms of Kathleen Brown, Jeffrey M. Cunningham, Ben M. Enis, Edwin Heller, Robert T. Parry, Henry G. Cisneros, Robert J. Donato, Michael E. Dougherty, Martin R. Melone and Harley W. Snyder continued after such meeting.
      2. Approval of an amendment and restatement of the Company’s Annual Incentive Plan.

Votes For:	488,480,506
Votes Against:	21,267,142
Abstentions:	5,005,182
      3. Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm.

Votes For:	509,626,639
Votes Against:	874,837
Abstentions:	4,251,354

Item 6.	Exhibits

(a)	Exhibits
See Index of Exhibits on page 77.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Countrywide Financial Corporation
(Registrant)
Dated: August 5, 2005

By:	/s/ Stanford L. Kurland

Stanford L. Kurland
President and Chief Operating Officer
Dated: August 5, 2005

By:	/s/ Eric P. Sieracki

Eric P. Sieracki
Executive Managing Director and
Chief Financial Officer

COUNTRYWIDE FINANCIAL CORPORATION
FORM 10-Q
JUNE 30, 2005
INDEX OF EXHIBITS

Exhibit
No.		Description

10.101		First Amendment to 364-Day Credit Agreement, dated as of May 11, 2005, among CHL, the Company, the lenders identified therein, JPMorgan Chase Bank, N.A., as Managing Administrative Agent, and Bank of America, N.A., as Administrative Agent.

10.102		First Amendment, dated as of May 11, 2005 to the Five-Year Credit Agreement, dated as of May 12, 2004, among CHL, the Company, the lenders identified therein, ABN AMRO Bank N.V. and Deutsche Bank Securities Inc., as Documentation Agents, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., as Managing Administrative Agent.

10.103		Note Deed Poll, dated as of April 29, 2005, by the Company, in favor of each person who is from time to time an Australian dollar denominated Noteholder.

10.104		Deed Poll Guaranty and Indemnity, dated as of April 29, 2005, by the Company in favor of each person who is from time to time an Australian dollar denominated Noteholder.

10	.105*	Form of Medium-Term Notes, Series A (fixed-rate) of CFC (incorporated by reference to Exhibit 4.11 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-114270, 333-114270-01, 333-114270-02 and 333-114270-03), filed with the SEC on April 7, 2004).

10	.106*	Form of Medium-Term Notes, Series A (floating-rate) of CFC (incorporated by reference to Exhibit 4.12 to the registration statement on Form S-3 of the Company and CHL (File Nos. 333-114270, 333-114270-01, 333-114270-02 and 333-114270-03), filed with the SEC on April 7, 2004).

12.1		Computation of the Ratio of Earnings to Fixed Charges.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference