Form 10-Q
period 2005-09-30
COUNTRYWIDE FINANCIAL CORP
filed 2005-11-08
CIK 25191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2005

Common Stock $.05 par value	597,943,899

COUNTRYWIDE FINANCIAL CORPORATION
FORM 10-Q
September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash	$1,488,581	$751,237
Mortgage loans and mortgage-backed securities held for sale	35,217,353	37,350,149
Trading securities owned, at market value	11,883,408	10,558,387
Trading securities pledged as collateral, at market value	965,062	1,303,007
Securities purchased under agreements to resell, federal funds sold and securities borrowed	23,215,276	13,456,448
Loans held for investment, net	67,775,774	39,661,191
Investments in other financial instruments	10,706,071	10,091,057
Mortgage servicing rights, net	11,428,404	8,729,929
Premises and equipment, net	1,218,559	985,350
Other assets	7,394,547	5,608,950

Total assets	$171,293,035	$128,495,705

LIABILITIES
Notes payable	$75,139,971	$66,613,671
Securities sold under agreements to repurchase and federal funds purchased	34,204,928	20,465,123
Deposit liabilities	37,798,722	20,013,208
Accounts payable and accrued liabilities	8,389,148	8,507,384
Income taxes payable	3,521,150	2,586,243

Total liabilities	159,053,919	118,185,629

Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock — authorized, 1,500,000 shares of $0.05 par value; none issued and outstanding	—	—
Common stock — authorized, 1,000,000,000 shares of $0.05 par value; issued, 597,311,402 shares and 581,706,836 shares at September 30, 2005 and December 31, 2004, respectively; outstanding, 597,181,258 shares and 581,648,881 shares at September 30, 2005 and December 31, 2004, respectively	29,865	29,085
Additional paid-in capital	2,887,658	2,570,402
Accumulated other comprehensive income	100,050	118,943
Retained earnings	9,221,543	7,591,646

Total shareholders’ equity	12,239,116	10,310,076

Total liabilities and shareholders’ equity	$171,293,035	$128,495,705

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share data)
Revenues
Gain on sale of loans and securities	$1,284,992	$1,020,861	$3,792,152	$3,559,751
Interest income	2,225,098	1,225,206	5,467,663	3,349,282
Interest expense	(1,588,994)	(671,969)	(3,814,165)	(1,765,302)

Net interest income	636,104	553,237	1,653,498	1,583,980
Provision for loan losses	(54,834)	(8,360)	(91,557)	(48,888)

Net interest income after provision for loan losses	581,270	544,877	1,561,941	1,535,092

Loan servicing fees and other income from retained interests	1,103,533	812,940	3,095,040	2,372,353
Amortization of mortgage servicing rights	(653,351)	(394,069)	(1,607,911)	(1,377,728)
Recovery (impairment) of retained interests	853,667	(795,614)	(209,938)	(612,132)
Servicing hedge (losses) gains	(837,241)	590,967	(242,375)	114,312

Net loan servicing fees and other income from retained interests	466,608	214,224	1,034,816	496,805

Net insurance premiums earned	240,079	194,778	655,075	577,413
Commissions and other revenue	138,669	134,763	380,462	380,406

Total revenues	2,711,618	2,109,503	7,424,446	6,549,467

Expenses
Compensation	988,614	850,384	2,625,236	2,301,138
Occupancy and other office	228,263	155,608	642,056	454,481
Insurance claims	183,758	106,721	348,479	275,148
Advertising and promotion	56,412	47,586	165,206	121,381
Other operating	202,893	162,027	507,913	442,983

Total expenses	1,659,940	1,322,326	4,288,890	3,595,131

Earnings before income taxes	1,051,678	787,177	3,135,556	2,954,336
Provision for income taxes	417,793	289,106	1,246,361	1,126,597

NET EARNINGS	$633,885	$498,071	$1,889,195	$1,827,739

Earnings per share
Basic	$1.07	$0.88	$3.21	$3.27
Diluted	$1.03	$0.81	$3.07	$3.02
The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Number of	Common	Paid-in-	Comprehensive	Retained
	Shares	Stock	Capital	Income (Loss)	Earnings	Total

	(Unaudited)
	(In thousands, except share data)
Balance at December 31, 2003	184,479,342	$9,225	$2,307,531	$164,526	$5,603,434	$8,084,716
Comprehensive income:
Net earnings for the period	—	—	—	—	1,827,739	1,827,739
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(121,905)	—	(121,905)
Net unrealized gains from cash flow hedging instruments	—	—	—	17,110	—	17,110
Net change in foreign currency translation adjustment	—	—	—	1,448	—	1,448

Total comprehensive income						1,724,392

3-for-2 stock split, effected April 12, 2004	92,915,124	4,646	(4,646)	—	—	—
2-for-1 stock split, effected August 30, 2004	282,010,434	14,101	(14,101)	—	—	—
Stock options exercised	4,813,877	239	90,062	—	—	90,301
Tax benefit of stock options exercised	—	—	76,248	—	—	76,248
Issuance of common stock, net of treasury stock	378,201	20	13,417	—	—	13,437
Issuance of common stock for conversion of LYONs convertible debentures	334,626	17	6,410	—	—	6,427
Contribution of common stock to 401(k) Plan	304,954	15	20,920	—	—	20,935
Cash dividends paid — $0.25 per common share	—	—	—	—	(139,690)	(139,690)

Balance at September 30, 2004	565,236,558	$28,263	$2,495,841	$61,179	$7,291,483	$9,876,766

Balance at December 31, 2004	581,648,881	$29,085	$2,570,402	$118,943	$7,591,646	$10,310,076
Comprehensive income:
Net earnings for the period	—	—	—	—	1,889,195	1,889,195
Other comprehensive income (loss), net of tax:
Net unrealized losses from available-for-sale securities	—	—	—	(589)	—	(589)
Net unrealized losses from cash flow hedging instruments	—	—	—	(556)	—	(556)
Net change in foreign currency translation adjustment	—	—	—	(17,748)	—	(17,748)

Total comprehensive income						1,870,302

Stock options exercised	10,770,954	543	128,065	—	—	128,608
Tax benefit of stock options exercised	—	—	93,897	—	—	93,897
Issuance of common stock, net of treasury stock	1,954,198	97	56,584	—	—	56,681
Issuance of common stock for conversion of convertible debt	2,100,550	105	9,008	—	—	9,113
Tax benefit of interest on conversion of convertible debt	—	—	4,796	—	—	4,796
Contribution of common stock to 401(k) Plan	706,675	35	24,906	—	—	24,941
Cash dividends paid — $0.44 per common share	—	—	—	—	(259,298)	(259,298)

Balance at September 30, 2005	597,181,258	$29,865	$2,887,658	$100,050	$9,221,543	$12,239,116

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$1,889,195	$1,827,739
Adjustments to reconcile net earnings to net cash used by operating activities:
Gain on sale of available-for-sale securities	(9,156)	(276,922)
Accretion of discount on securities	(316,115)	(287,641)
Accretion of discount on notes payable	657	2,283
Provision for loan losses	91,557	48,888
Amortization of mortgage servicing rights	1,607,911	1,377,728
(Recovery) impairment of mortgage servicing rights	(332,113)	340,455
Change in fair value of mortgage servicing rights attributable to hedged risk	245,655	—
Impairment of other retained interests	271,868	320,301
Depreciation and other amortization	180,837	109,679
Provision for deferred income taxes	957,669	382,108
Tax benefit of stock options exercised	93,897	76,248
Loans and mortgage-backed securities held for sale:
Origination and purchase	(322,914,742)	(247,028,170)
Sale and principal repayments	311,561,468	242,632,347

Increase in mortgage loans and mortgage-backed securities held for sale	(11,353,274)	(4,395,823)

Increase in trading securities	(951,277)	(1,011,607)
Decrease in investments in other financial instruments	58,026	285,372
Increase in other assets	(1,829,616)	(1,792,880)
(Decrease) increase in accounts payable and accrued liabilities	(93,295)	2,219,978
(Decrease) increase in income taxes payable	(6,602)	114,686

Net cash used by operating activities	(9,494,176)	(659,408)

Cash flows from investing activities:
Increase in securities purchased under agreements to resell, federal funds sold and securities borrowed	(9,758,828)	(2,776,572)
Additions to loans held for investment, net	(25,283,369)	(8,602,568)
Additions to investments in other financial instruments	(6,129,668)	(7,185,126)
Proceeds from sale and repayment of investments in other financial instruments	4,964,343	13,161,655
Additions to mortgage servicing rights	(4,219,928)	(3,015,677)
Purchase of premises and equipment, net	(370,027)	(242,829)

Net cash used by investing activities	(40,797,477)	(8,661,117)

Cash flows from financing activities:
Net increase in short-term borrowings	8,639,563	3,731,215
Issuance of long-term debt	17,747,957	12,234,310
Repayment of long-term debt	(6,809,833)	(5,065,117)
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	13,739,805	(10,889,083)
Net increase in deposit liabilities	17,785,514	9,405,027
Issuance of common stock	185,289	103,738
Payment of dividends	(259,298)	(139,690)

Net cash provided by financing activities	51,028,997	9,380,400

Net increase in cash	737,344	59,875
Cash at beginning of period	751,237	626,183

Cash at end of period	$1,488,581	$686,058

The accompanying notes are an integral part of these consolidated financial statements.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 —	Basis of Presentation
      Countrywide Financial Corporation (“Countrywide”) is a holding company which, through its principal subsidiary, Countrywide Home Loans, Inc. (“CHL”) and other subsidiaries (collectively, the “Company”), is engaged in diversified financial services including mortgage banking, banking and other mortgage finance-related businesses. The Company’s business activities fall into the following general categories: residential mortgage banking, retail banking and mortgage warehouse lending, dealing in securities, insurance underwriting and operating an insurance agency and international mortgage loan processing and subservicing.
      The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
      In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.
      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, including a description of the Company’s significant accounting policies, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”) for the Company.
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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following table summarizes the basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended September 30,

	2005			2004

	Net		Per-Share	Net		Per-Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

	(In thousands, except per share data)
Net earnings and basic earnings per share	$633,885	594,130	$1.07	$498,071	563,460	$0.88
Effect of dilutive securities:
Convertible debentures	56	1,470		796	20,772
Dilutive stock options	—	21,392		—	28,484

Diluted earnings and earnings per share	$633,941	616,992	$1.03	$498,867	612,716	$0.81

	Nine Months Ended September 30,

	2005			2004

	Net		Per-Share	Net		Per-Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

	(In thousands, except per share data)
Net earnings and basic earnings per share	$1,889,195	588,663	$3.21	$1,827,739	559,749	$3.27
Effect of dilutive securities:
Convertible debentures	247	2,050		2,387	17,528
Dilutive stock options	—	24,069		—	28,384

Diluted earnings and earnings per share	$1,889,442	614,782	$3.07	$1,830,126	605,661	$3.02

      During the three months ended September 30, 2005 and 2004, stock options to purchase 128,274 shares and 13,500 shares, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive. During the nine months ended September 30, 2005 and 2004, stock options to purchase 120,934 shares and 141,856 shares, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

Stock-Based Compensation
      The Company generally grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to eligible employees. The Company recognizes compensation expense related to its stock option plans only to the extent that the fair value of the shares at the grant date exceeds the exercise price.
      The Company recognizes compensation expense relating to its restricted stock grants based on the fair value of the shares awarded as of the grant date. Compensation expense for restricted stock grants, including those awarded to retirement-eligible employees, is recognized over the shares’ nominal vesting period.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of FASB Statement No 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” The Company will adopt SFAS 123R beginning in 2006. As a result of adopting SFAS 123R, the Company will charge to expense the value of employee stock options as well as

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
restricted stock and any other stock-based compensation. The Company will also be required, for awards made beginning on the adoption of SFAS 123R, to immediately expense awards made to retirement-eligible employees and will be required to amortize grants to other employees over the lesser of the nominal vesting period or the period until the grantee becomes retirement-eligible. The Company will adopt SFAS 123R, using the modified prospective application approach effective January 1, 2006. The Company will utilize a variant of the Black-Scholes-Merton option-pricing model that takes into account employee tenure and exercise experience. We expect the charge to earnings for 2006 related to unamortized grants made before the effective date will be less than $40.0 million, net of tax. The effect of amortization of the value of any grants awarded after December 31, 2005 will increase this earnings charge.
      Had the estimated fair value of the options granted been included in compensation expense, the Company’s net earnings and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Net Earnings:
As reported	$633,885	$498,071	$1,889,195	$1,827,739
Add: Stock-based compensation included in net earnings, net of taxes	492	988	2,528	1,953
Deduct: Stock-based employee compensation, net of taxes	(11,744)	(12,482)	(91,957)	(29,497)

Pro forma	$622,633	$486,577	$1,799,766	$1,800,195

Basic Earnings Per Share:
As reported	$1.07	$0.88	$3.21	$3.27
Pro forma	$1.05	$0.86	$3.06	$3.22
Diluted Earnings Per Share:
As reported	$1.03	$0.81	$3.07	$3.02
Pro forma	$1.01	$0.80	$2.93	$2.98
      Beginning in the second quarter of 2005, the Company utilized a variant of the Black-Scholes-Merton option-pricing model that takes into account enhanced estimates of employee tenure and exercise experience to estimate the fair value of the options. For purposes of this pro-forma disclosure, the fair value of each option grant is amortized to periodic compensation expense over the options’ vesting period.
      On April 1, 2005 the Company granted eligible employees options to purchase 13.3 million shares of its common stock at the average market price on the grant date. These options fully vest when granted and became exercisable on May 1, 2005. As a result of this vesting provision, the expense associated with the entire stock option grant amounting to $55.7 million, net of tax, is included in the above stock-based compensation pro-forma disclosure for the nine months ended September 30, 2005.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The weighted-average assumptions used to value the option grants and the resulting average estimated values were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Weighted Average Assumptions:
Dividend yield	1.65%	0.75%	1.70%	0.85%
Expected volatility	32.50%	35.43%	32.50%	36.02%
Risk-free interest rate	3.91%	3.55%	4.15%	2.90%
Term(1)	5.00	—	3.15	—
Expected life (in years)	—	5.00	—	5.59
Per-share fair value of options	$6.28	$12.03	$6.95	$11.09
Weighted-average exercise price	$36.54	$34.94	$32.63	$31.85

(1)	Beginning in the second quarter of 2005, expected employee tenure and exercise experience are determined by option pricing model.

Note 3	— Supplemental Cash Flow Information
      The following table presents supplemental cash flow information:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Cash used to pay interest	$3,628,334	$1,729,970
Cash used to pay income taxes	213,646	563,410
Non-cash investing and finance activities:
Unrealized loss on available-for-sale securities, foreign currency translation adjustments and cash flow hedges, net of tax	(18,893)	(103,347)
Net (decrease) increase in fair value of medium-term notes due to application of fair value hedge accounting	(479,632)	33,670
Contribution of common stock to 401(k) plan	24,941	20,935
(Decrease) increase in Mortgage Loans Held in SPEs and asset-backed secured financings	(10,563,299)	6,865,764
Transfer of mortgage loans from held for investment to held for sale	(2,922,771)	—
Issuance of common stock for conversion of convertible debt	9,113	6,427
Tax effect of interest on conversion of convertible debt	4,796	—
Exchange of LYONs convertible debentures for convertible securities	—	637,177
Securitization of interest-only strips	—	56,038
Note 4 — Estimated Hurricane Losses
      During the periods presented, the Company incurred losses across several of its business units due to hurricanes that struck the gulf coast states. Hurricane Katrina was responsible for most of the losses during the nine months ended September 30, 2005. Hurricane Katrina differed from other hurricanes because it caused

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
flooding that resulted in losses against which many borrowers were not insured. Therefore, the Company has incurred losses related to Hurricane Katrina in its loans held for investment and Mortgage Banking activities in addition to the losses insured by its Insurance operations.
      The estimated hurricane losses are summarized in the following table:

		Nine Months Ended
		September 30,

Income Statement Line	Description	2005	2004

		(In thousands)
Gain on sale of loans and securities	Impairment of loans held for sale	$22,055	$—
Provision for loan losses	Estimated credit losses relating to loans held for investment	12,284	—
Recovery (impairment) of retained interests	Impairment of MSRs and other retained interests	24,724	—
Insurance claims expense	Estimated losses insured by Balboa Insurance Group	98,395	23,167
Other operating expenses	Provision for losses related to servicing advances for loans insured by the FHA and guaranteed by the VA	26,359	—

Total estimated hurricane losses		$183,817	$23,167

We continue to assess the impact of the hurricanes on our businesses, assets and operations. While our estimates are based on our best available information, they could ultimately be affected by many factors, including, but not limited to, the short-term and long-term impact on the economies of the affected communities; the conduct of borrowers in the affected areas; the actions of various third parties, including government agencies and government-sponsored entities that support housing, insurance companies, lenders and mortgage insurance companies; the apportionment of liability among insurers; the availability of catastrophic reinsurance proceeds; factors impacting property values in the affected areas, including any environmental factors such as the presence of toxic chemicals; and subsequent storm activity.

Note 5	— Mortgage Loans and Mortgage-Backed Securities Held for Sale
      The Company’s broker-dealer subsidiary, Countrywide Securities Corporation (“CSC”), may reacquire beneficial interests previously sold to outside third parties in the Company’s securitization transactions. In the event that such securities include protection by a derivative financial instrument held by a special purpose entity (“SPE”), that SPE no longer meets the conditions as a qualifying special purpose entity (“QSPE”) under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (“SFAS 140”). As a result, the related mortgage loans held for sale and asset-backed secured financings are included on the Company’s consolidated balance sheets and are initially recorded at fair value. Such mortgage loans, net of related retained interests, (“Mortgage Loans Held in SPEs”) are included with mortgage loans and mortgage-backed securities held for sale on the Company’s consolidated balance sheet.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Mortgage loans and mortgage-backed securities held for sale include the following:

	September 30,	December 31,
	2005	2004

	(In thousands)
Prime	$25,005,703	$15,561,822
Nonprime	7,250,521	9,878,661
Prime home equity	1,851,137	1,046,075
Commercial real estate	1,109,992	300,292

Mortgage loans originated or purchased for resale	35,217,353	26,786,850
Mortgage Loans Held in SPEs	—	10,563,299

	$35,217,353	$37,350,149

      At September 30, 2005, the Company had pledged $14.5 billion and $2.7 billion in mortgage loan inventory to secure asset-backed commercial paper and a secured revolving line of credit, respectively.
      At December 31, 2004, the Company had pledged $7.6 billion in mortgage loan inventory to secure asset-backed commercial paper.
      At December 31, 2004, the Company had pledged $6.7 billion of mortgage loans originated or purchased for resale and $10.6 billion of Mortgage Loans Held in SPEs as collateral for asset-backed secured financings.

Note 6 —	Trading Securities
      Trading securities, which consist of trading securities owned and trading securities pledged as collateral, include the following:

	September 30,	December 31,
	2005	2004

	(In thousands)
Mortgage pass-through securities:
Fixed-rate	$7,178,640	$6,768,864
Adjustable-rate	761,807	717,194

	7,940,447	7,486,058
Collateralized mortgage obligations	2,554,064	2,067,066
U.S. Treasury securities	1,123,774	971,438
Obligations of U.S. Government-sponsored enterprises	439,939	560,163
Interest-only stripped securities	420,977	318,110
Mark-to-market on TBA securities	158,163	58,676
Asset-backed securities	126,492	340,684
Negotiable certificates of deposit	77,967	30,871
Corporate debt securities	—	21,659
Other	6,647	6,669

	$12,848,470	$11,861,394

      As of September 30, 2005, $10.8 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $1.0 billion.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      As of December 31, 2004, $10.0 billion of the Company’s trading securities had been pledged as collateral for financing purposes, of which the counterparty had the contractual right to sell or re-pledge $1.3 billion.

Note 7 —	Securities Purchased Under Agreements to Resell, Federal Funds Sold and Securities Borrowed
      The following table summarizes securities purchased under agreements to resell, federal funds sold and securities borrowed:

	September 30,	December 31,
	2005	2004

	(In thousands)
Securities purchased under agreements to resell	$18,399,730	$12,112,824
Securities borrowed	4,365,546	1,118,624
Federal funds sold	450,000	225,000

	$23,215,276	$13,456,448

      As of September 30, 2005, the Company had accepted collateral with a fair value of $31.2 billion that it had the contractual ability to sell or re-pledge, including $6.9 billion related to amounts offset against securities purchased under agreements to resell under master netting arrangements. As of September 30, 2005, the Company had re-pledged $27.5 billion of such collateral for financing purposes.
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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8 —	Mortgage Servicing Rights, Net
      The activity in Mortgage Servicing Rights (“MSRs”) is as follows:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Mortgage Servicing Rights
Balance at beginning of period	$9,820,511	$8,065,174
Additions	4,219,928	3,015,677
Securitization of MSRs	—	(56,038)
Amortization	(1,607,911)	(1,377,728)
Change in fair value attributable to hedged risk	(245,655)	—
Application of valuation allowance to write down impaired MSRs	(69,045)	(378,642)

Balance before valuation allowance at end of period	12,117,828	9,268,443

Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	(1,090,582)	(1,201,549)
Recoveries (additions)	332,113	(340,455)
Application of valuation allowance to write down impaired MSRs	69,045	378,642

Balance at end of period	(689,424)	(1,163,362)

Mortgage Servicing Rights, Net	$11,428,404	$8,105,081

      The estimated fair values of mortgage servicing rights were $11.5 billion, $8.9 billion and $8.2 billion as of September 30, 2005, December 31, 2004 and September 30, 2004, respectively.
      The following table summarizes the Company’s estimate of amortization of its existing MSRs for the five-year period ending September 30, 2010. This projection was developed using the assumptions made by management in its September 30, 2005 valuation of MSRs. The assumptions underlying the following estimate will be affected as market conditions, portfolio composition and behavior change, causing both actual and projected amortization levels to vary over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR
Year Ending September 30,	Amortization

(In thousands)
2006	$2,379,944
2007	1,832,295
2008	1,427,644
2009	1,125,491
2010	897,338

Five-year total	$7,662,712

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 9 —	Investments in Other Financial Instruments
      Investments in other financial instruments include the following:

	September 30,	December 31,
	2005	2004

	(In thousands)
Available-for-sale securities:
Mortgage-backed securities	$6,667,730	$6,009,819
Obligations of U.S. Government-sponsored enterprises	409,423	279,991
Municipal bonds	347,434	208,239
U.S. Treasury securities	137,995	66,030
Other	2,344	3,685

Subtotal	7,564,926	6,567,764

Other interests retained in securitization classified as available-for-sale securities:
Nonconforming interest-only and principal-only securities	303,072	191,502
Prime home equity line of credit transferor’s interest	223,280	273,639
Nonprime residual securities	214,249	237,695
Prime home equity residual securities	158,252	275,598
Prepayment penalty bonds	103,351	61,483
Prime home equity interest-only securities	16,025	27,950
Nonprime interest-only securities	9,657	84,834
Nonconforming residual securities	3,380	11,462
Subordinated mortgage-backed pass-through securities	2,213	2,306

Total other interests retained in securitization classified as available-for-sale securities	1,033,479	1,166,469

Total available-for-sale securities	8,598,405	7,734,233

Other interests retained in securitization classified as trading securities:
Prime home equity residual securities	708,532	533,554
Nonprime residual securities	335,596	187,926
Prime home equity line of credit transferor’s interest	232,709	—
Nonconforming residual securities	11,800	20,555

Total other interests retained in securitization classified as trading securities	1,288,637	742,035

Hedging instruments:
Servicing	632,534	1,024,977
Debt	186,495	589,812

Total investments in other financial instruments	$10,706,071	$10,091,057

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      At September 30, 2005, the Company had pledged $1.3 billion and $1.1 billion of mortgage-backed securities to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge, and to secure an unused borrowing facility, respectively.
      At December 31, 2004, the Company had pledged $1.8 billion of mortgage-backed securities to secure securities sold under agreements to repurchase, which the counterparty had the contractual right to re-pledge.
      Amortized cost and fair value of available-for-sale securities are as follows:

	September 30, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Mortgage-backed securities	$6,747,926	$1,971	$(82,167)	$6,667,730
Municipal bonds	348,276	1,399	(2,241)	347,434
Obligations of U.S. Government-sponsored enterprises	415,689	8	(6,274)	409,423
U.S. Treasury securities	137,545	1,461	(1,011)	137,995
Other interests retained in securitization	846,262	193,678	(6,461)	1,033,479
Other	2,344	—	—	2,344

	$8,498,042	$198,517	$(98,154)	$8,598,405

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(In thousands)
Mortgage-backed securities	$6,034,293	$6,347	$(30,821)	$6,009,819
Municipal bonds	205,726	2,669	(156)	208,239
Obligations of U.S. Government-sponsored enterprises	281,430	233	(1,672)	279,991
U.S. Treasury securities	63,977	2,237	(184)	66,030
Other interests retained in securitization	1,045,011	123,766	(2,308)	1,166,469
Other	4,370	15	(700)	3,685

	$7,634,807	$135,267	$(35,841)	$7,734,233

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The Company’s available-for-sale securities in an unrealized loss position are as follows:

	September 30, 2005

	Less Than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Mortgage-backed securities	$5,161,265	$(57,045)	$1,060,116	$(25,122)	$6,221,381	$(82,167)
Municipal bonds	215,108	(1,846)	23,529	(395)	238,637	(2,241)
Obligations of U.S. Government-sponsored enterprises	437,028	(2,449)	145,523	(3,825)	582,551	(6,274)
U.S. Treasury securities	97,445	(883)	—	(128)	97,445	(1,011)
Other interests retained in securitization	76,857	(6,049)	4,586	(412)	81,443	(6,461)

Total impaired securities	$5,987,703	$(68,272)	$1,233,754	$(29,882)	$7,221,457	$(98,154)

	December 31, 2004

	Less Than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
Mortgage-backed securities	$3,656,167	$(18,725)	$823,916	$(12,096)	$4,480,083	$(30,821)
Municipal bonds	65,587	(156)	—	—	65,587	(156)
Obligations of U.S. Government-sponsored enterprises	185,983	(1,283)	28,648	(389)	214,631	(1,672)
U.S. Treasury securities	27,288	(184)	—	—	27,288	(184)
Other interests retained in securitization	27,970	(1,753)	5,256	(555)	33,226	(2,308)
Other	3,620	(700)	—	—	3,620	(700)

Total impaired securities	$3,966,615	$(22,801)	$857,820	$(13,040)	$4,824,435	$(35,841)

      The impairment reflected in these securities is a result of a change in market interest rates and management believes that such impairment is not indicative of the Company’s ability to recover the securities’ amortized cost in the reasonably foreseeable future. Accordingly, other-than-temporary impairment related to these securities has not been recognized as of September 30, 2005 or December 31, 2004.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Gross gains and losses realized on the sales of available-for-sale securities are as follows:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Mortgage-backed securities:
Gross realized gains	$31	$3,406
Gross realized losses	(116)	(523)

Net	(85)	2,883

Home equity asset-backed senior securities:
Gross realized gains	—	185,330
Gross realized losses	—	—

Net	—	185,330

U.S. Treasury securities:
Gross realized gains	—	33,405
Gross realized losses	—	(224)

Net	—	33,181

Municipal bonds:
Gross realized gains	—	126
Gross realized losses	(104)	(15)

Net	(104)	111

Obligations of U.S. Government-sponsored enterprises:
Gross realized gains	14	324
Gross realized losses	—	—

Net	14	324

Other interests retained in securitization:
Gross realized gains	12,462	85,469
Gross realized losses	(4,383)	(30,376)

Net	8,079	55,093

Other:
Gross realized gains	1,252	—
Gross realized losses	—	—

Net	1,252	—

Total gains and losses on available-for-sale securities:
Gross realized gains	13,759	308,060
Gross realized losses	(4,603)	(31,138)

Net	$9,156	$276,922

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10 —	Loans Held for Investment, Net
      Loans held for investment include the following:

	September 30,	December 31,
	2005	2004

	(In thousands)
Mortgage loans:
Prime	$45,664,924	$22,588,351
Prime home equity	15,314,508	11,435,792
Nonprime	263,973	171,592

Total mortgage loans	61,243,405	34,195,735
Warehouse lending advances secured by mortgage loans	4,546,137	3,681,830
Defaulted FHA-insured and VA-guaranteed mortgage loans repurchased from securities	1,262,551	1,518,642

	67,052,093	39,396,207
Purchase premium/discount and deferred loan origination costs	908,465	390,030
Allowance for loan losses	(184,784)	(125,046)

Loans held for investment, net	$67,775,774	$39,661,191

      At September 30, 2005, mortgage loans held for investment totaling $47.1 billion were pledged to secure Federal Home Loan Bank advances.
      At September 30, 2005, the Company had accepted collateral of $4.7 billion securing warehouse-lending advances that it had the contractual ability to re-pledge. As of September 30, 2005, no such mortgage loan collateral had been re-pledged.
      At December 31, 2004, mortgage loans held for investment totaling $28.8 billion were pledged to secure Federal Home Loan Bank advances.
      At December 31, 2004, the Company had accepted collateral of $3.8 billion securing warehouse-lending advances that it had the contractual ability to re-pledge. As of December 31, 2004, no such mortgage loan collateral had been re-pledged.
      Changes in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Balance, beginning of the period	$125,046	$78,449
Provision for loan losses	91,557	48,888
Net charge-offs	(21,694)	(19,572)
Reduction of allowance due to sale of loans held for investment	(10,125)	—

Balance, end of the period	$184,784	$107,765

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11 —	Other Assets
      Other assets include the following:

	September 30,	December 31,
	2005	2004

	(In thousands)
Securities broker-dealer receivables	$1,895,306	$818,299
Investments in Federal Reserve Bank and Federal Home Loan Bank stock	1,329,975	795,894
Reimbursable servicing advances	816,947	1,355,584
Interest receivable	724,464	426,962
Receivables from custodial accounts	567,305	391,898
Capitalized software, net	326,449	286,504
Cash surrender value of assets held in trust for deferred compensation plan	220,854	184,569
Prepaid expenses	203,877	212,310
Restricted cash	190,717	200,142
Receivables from sale of securities	107,338	143,874
Derivative margin accounts	83,303	99,795
Other assets	928,012	693,119

	$7,394,547	$5,608,950

      At September 30, 2005, the Company had pledged $1.4 billion of other assets to secure securities sold under agreements to repurchase.
      At December 31, 2004, the Company had pledged $0.3 billion of other assets to secure securities sold under agreements to repurchase.

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 12 —	Notes Payable
      Notes payable consists of the following:

	September 30,	December 31,
	2005	2004

	(In thousands)
Federal Home Loan Bank advances	$26,525,000	$15,475,000
Medium-term notes:
Fixed rate	12,270,182	13,519,494
Floating rate	12,051,876	11,846,268

	24,322,058	25,365,762

Asset-backed commercial paper	13,086,975	7,372,138
Unsecured commercial paper	6,218,358	—
Secured revolving line of credit	2,531,768	—
Junior subordinated debentures	1,028,112	1,028,013
Unsecured bank loans	863,000	—
Subordinated debt	500,000	—
Convertible securities	17,700	65,026
LYONs convertible debentures	3,594	12,626
Asset-backed secured financings	—	17,258,543
Other	43,406	36,563

	$75,139,971	$66,613,671

Federal Home Loan Bank Advances
      During the nine months ended September 30, 2005, the Company obtained $11.7 billion of advances from the Federal Home Loan Bank (“FHLB”). Of these advances, $2.8 billion were fixed-rate and $8.9 billion were adjustable-rate. At September 30, 2005, the Company had pledged $47.1 billion of mortgage loans to secure its outstanding FHLB advances.
      At December 31, 2004, the Company had pledged $28.8 billion of mortgage loans to secure its outstanding FHLB advances.

Medium-Term Notes
      During the nine months ended September 30, 2005, the Company issued the following medium-term notes:

	Outstanding Balance			Interest Rate		Maturity Date

	Floating-Rate	Fixed-Rate	Total	From	To	From	To

	(In thousands)
CHL Series M	$585,000	$—	$585,000	3.77%	3.77%	January, 2006	January, 2006
CFC Series A	3,920,000	562,732	4,482,732	3.71%	6.03%	March, 2006	August, 2020
CHL Euro	183,100	—	183,100	3.37%	3.99%	May, 2006	November, 2006
CFC Australian	272,125	—	272,125	3.89%	3.89%	July, 2008	July, 2008

Total	$4,960,225	$562,732	$5,522,957

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Of the $0.6 billion of fixed-rate medium-term notes issued by the Company during the period, $0.2 billion were effectively converted to floating rate debt using interest rate swaps.
      During the nine months ended September 30, 2005, the Company redeemed $6.1 billion of maturing medium-term notes.
      As of September 30, 2005, $3.8 billion of foreign currency-denominated medium-term notes were outstanding. Such notes are denominated in Japanese Yen, Pounds Sterling, Canadian Dollars, Australian Dollars and Euros. These notes have been effectively converted to U.S. dollars through currency swaps.

Asset-Backed Commercial Paper
      The Company has formed two special purpose entities to finance certain of its mortgage loan inventory using commercial paper.
      These entities issue commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities of up to 180 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. The SLN programs’ capacities, based on aggregate commitments from underlying credit enhancers, totaled $30.9 billion at September 30, 2005. For the nine months ended September 30, 2005, the average borrowings under these facilities totaled $17.9 billion and the weighted-average interest rate borne by the SLNs was 3.14%. At September 30, 2005, the weighted-average interest rate borne by the SLNs was 3.82% and the Company had pledged $14.5 billion in mortgage loan inventory to secure the SLNs.

Secured Revolving Line of Credit
      The Company has formed a special purpose entity for the purpose of financing inventory with funding provided by a group of bank-sponsored conduits that are financed through the issuance of asset-backed commercial paper. The entity incurs an interest charge based on prevailing money market rates approximating the cost of asset-backed commercial paper. At September 30, 2005, the entity had aggregate commitments from the bank-sponsored conduits totaling $8.4 billion and had $2.5 billion outstanding borrowings. For the nine months ended September 30, 2005, the average borrowings under this facility totaled $1.1 billion and the weighted-average interest rate borne was 3.57%. At September 30, 2005, the weighted-average interest rate borne was 3.93%.

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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The Company guarantees CHL’s indebtedness to two of the subsidiary trusts, Countrywide Capital I and Countrywide Capital III, which are excluded from the Company’s consolidated financial statements. Following is summarized information for those trusts:

	September 30, 2005

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,390	$205,258
Other assets	7,216	20,942

Total assets	$314,606	$226,200

Notes payable	$9,222	$6,172
Other liabilities	7,216	20,941
Company-guaranteed mandatorily redeemable capital trust pass-through securities	298,168	199,087
Shareholder’s equity	—	—

Total liabilities and shareholder’s equity	$314,606	$226,200

	Nine Months Ended
	September 30, 2005

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Statement of Earnings:
Revenues	$18,624	$12,482
Expenses	(18,624)	(12,482)
Provision for income taxes	—	—

Net earnings	$—	$—

	December 31, 2004

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Balance Sheet:
Junior subordinated debentures receivable	$307,323	$205,226
Other assets	1,031	691

Total assets	$308,354	$205,917

Notes payable	$9,220	$6,171
Other liabilities	1,031	691
Company-guaranteed mandatorily redeemable capital trust pass-through securities	298,103	199,055
Shareholder’s equity	—	—

Total liabilities and shareholder’s equity	$308,354	$205,917

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended
	September 30, 2004

	Countrywide	Countrywide
	Capital I	Capital III

	(In thousands)
Statement of Earnings:
Revenues	$18,624	$12,482
Expenses	(18,624)	(12,482)
Provision for income taxes	—	—

Net earnings	$—	$—

Subordinated Debt
      During the quarter ended September 30, 2005, the Company issued $0.5 billion of unsecured subordinated notes maturing April 1, 2011. The notes pay interest quarterly at a floating rate equal to the three-month LIBOR rate plus 73 basis points, and are callable on or after April 1, 2006. The notes are unsecured obligations of the Company and rank subordinated and junior to all of Countrywide’s senior indebtedness. None of these notes were converted to fixed rate debt using interest rate swaps.

Asset-Backed Secured Financings
      During the periods presented, the Company has recorded certain securitization transactions as secured borrowings because they do not qualify for sales treatment under SFAS 140 as a result of the retention of securities that include protection by a derivative. At September 30, 2005, no such secured borrowings were outstanding.
      In addition, CSC may reacquire beneficial interests previously sold to outside third parties in the Company’s securitization transactions. In the event that such securities include protection by a derivative financial instrument held by a SPE, that SPE no longer meets the conditions as a QSPE under SFAS 140. As a result, the underlying mortgage loans held for sale and asset-backed secured financings are included on the Company’s consolidated balance sheets and are initially recorded at fair value. Once the securities that include protection by a derivative financial instrument are sold, typically in less than 90 days, the conditions necessary for QSPE status under SFAS 140 are again met and the related assets and liabilities are removed from the Company’s consolidated balance sheet. At September 30, 2005, no such asset-backed secured financings had been recorded.

Note 13 —	Securities Sold Under Agreements to Repurchase and Federal Funds Purchased
      The following table summarizes securities sold under agreements to repurchase and federal funds purchased:

	September 30,	December 31,
	2005	2004

	(In thousands)
Securities sold under agreements to repurchase	$33,754,928	$20,440,123
Federal funds purchased	450,000	25,000

	$34,204,928	$20,465,123

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
      At September 30, 2005, repurchase agreements were secured by $10.8 billion of trading securities, $27.5 billion of securities purchased under agreements to resell and securities borrowed, $1.3 billion in investments in other financial instruments and $1.4 billion of other assets. As of September 30, 2005, $6.9 billion of the pledged securities purchased under agreements to resell and securities borrowed related to amounts offset against securities sold under agreements to repurchase pursuant to master netting agreements.

Note 14 —	Deposit Liabilities
      The following table summarizes deposit balances:

	September 30,	December 31,
	2005	2004

	(In thousands)
Time deposits	$19,142,370	$10,369,763
Company-controlled custodial deposit accounts	14,150,667	7,900,900
Interest-bearing checking accounts	3,399,297	1,673,517
Non-interest-bearing checking accounts	1,105,577	66,983
Savings accounts	811	2,045

	$37,798,722	$20,013,208

Note 15 —	Derivative Instruments and Risk Management Activities
      The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages interest rate risk through the natural counterbalance of its loan production and servicing businesses. The Company also uses derivatives and other financial instruments to manage the interest rate risk related specifically to its interest rate lock commitments, mortgage loan inventory and MBS held for sale, MSRs and other retained interests, trading securities and its long-term debt. The primary objective of the Company’s interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.
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
      During the nine months ended September 30, 2005, the risk management activities connected with 78% of the fixed-rate mortgage loan inventory and 34% of the adjustable-rate mortgage loan inventory were accounted for as fair value hedges. The Company recognized pre-tax losses of $37.6 million and $121.0 million, representing the ineffective portion of such fair value hedges of its mortgage inventory, for the nine months ended September 30, 2005 and 2004, respectively. These amounts, along with the change in the fair value of the derivative instruments that were not designated as hedge instruments, are included in gain on sale of loans and securities in the consolidated statements of earnings.
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
      Effective April 1, 2005, a portion of the Servicing Hedge was qualified as a fair value hedge under SFAS 133. During the six months ended September 30, 2005, the portion of the Servicing Hedge that qualified as a fair value hedge covered approximately 26% of the risk associated with a change in fair value of the MSRs attributable to changes in interest rates of up to 50 basis points. At no other time during the nine months ended September 30, 2005 and 2004 has any portion of the Servicing Hedge qualified as a hedge under SFAS 133.
      Application of fair value hedge accounting under SFAS 133 results in the cost basis of the MSRs being adjusted for the change in fair value of the MSRs attributable to the hedged risk, with a corresponding amount included as a component of impairment or recovery of retained interests in the statement of earnings. The change in the fair value of the derivatives is included as a component of servicing hedge gains or losses in the statement of earnings. For the six months ended September 30, 2005, the Company recognized a gain of $24.5 million in earnings, which represents the amount of hedge ineffectiveness for the portion of the Servicing Hedge that qualified as a fair value hedge under SFAS 133. There was no portion of the related hedge instruments’ gain or loss that was excluded from the assessment of hedge effectiveness.
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
      The following table summarizes the Company’s estimate of its maximum exposure to loss on Servicing Hedge instruments over the instruments’ contractual terms:

September 30,
2005

(In millions)
Mortgage forward rate agreements	$333
Interest rate futures contracts	28
Interest rate swaps	19
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
      The following table summarizes the notional amounts of derivative contracts included in the Servicing Hedge:

	Balance,			Balance,
	December 31,		Dispositions/	September 30,
	2004	Additions	Expirations	2005

	(In millions)
Interest rate swaps	$—	$101,000	$(54,750)	$46,250
Mortgage forward rate agreements	—	80,425	(40,675)	39,750
Interest rate swaptions	41,250	56,800	(62,250)	35,800
Long call options on interest rate futures	15,250	51,200	(46,700)	19,750
Interest rate caps	300	2,434	(1,164)	1,570
Long treasury futures	2,850	1,310	(3,000)	1,160
Long put options on interest rate futures	2,000	—	(2,000)	—
Interest rate floors	1,000	—	(1,000)	—

Risk Management Activities Related to Issuance of Long-Term Debt
      The Company acquires interest rate swap contracts which enable it to convert a portion of its fixed-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt and to enable the Company to convert a portion of its foreign currency-denominated fixed and floating-rate, long-term debt to U.S. dollar LIBOR-based floating-rate debt. These transactions are designated as fair value hedges under SFAS 133. For the nine months ended September 30, 2005, the Company recognized a pre-tax gain of $0.4 million, representing the ineffective portion of such fair value hedges of debt. For the nine months ended September 30, 2004, the Company also recognized a pre-tax gain of $2.0 million, representing the ineffective portion of such fair value hedges of debt. These amounts are included in interest expense in the consolidated statements of earnings.
      The Company acquires interest rate swap contracts which enable it to convert a portion of its floating-rate, long-term debt to fixed-rate, long-term debt and to convert a portion of its foreign currency-denominated fixed-rate, long-term debt to U.S. dollar fixed-rate debt. These transactions are designated as cash flow hedges. For the nine months ended September 30, 2005, the Company recognized no pre-tax gain or loss on the ineffective portion of cash flow hedges. For the nine months ended September 30, 2004, the Company

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
recognized a pre-tax gain of $0.1 million, representing the ineffective portion of such cash flow hedges. As of September 30, 2005, deferred net gains or losses on derivative instruments included in other comprehensive income that are expected to be reclassified to earnings during the next 12 months are not material.

Risk Management Activities Related to Deposit Liabilities
      The Company acquires interest rate swap contracts that have the effect of converting a portion of its fixed-rate deposit liabilities to variable-rate deposit liabilities. Effective January 1, 2005, these transactions were designated as fair value hedges under SFAS 133. For the nine months ended September 30, 2005, the Company recognized a pre-tax loss of $0.6 million representing the ineffective portion of such fair value hedges. This amount is included in interest expense in the consolidated statement of earnings.

Risk Management Activities Related to the Broker-Dealer Securities Trading Portfolio
      In connection with its broker-dealer activities, the Company maintains a trading portfolio of fixed income securities, primarily MBS. The Company is exposed to the risk of price changes in this portfolio arising from changes in interest rates during the period it holds the securities. The Company utilizes derivative financial instruments to manage this risk. These instruments include MBS mandatory forward sale and purchase commitments as well as short sales of cash market U.S. Treasury securities, futures contracts, interest rate swap contracts and swaptions. All such derivatives are accounted for as freestanding and as such are carried at fair value with changes in fair value recorded in current period earnings as a component of gain on sale of loans and securities.
Note 16 — Regulatory and Agency Capital Requirements
      The Company is a bank holding company as a result of the acquisition of Countrywide Bank (the “Bank”) (formerly Treasury Bank). Both the Company and the Bank are subject to regulatory capital requirements imposed by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is also subject to U.S. Department of Housing and Urban Development, Fannie Mae, Freddie Mac and Government National Mortgage Association (“Ginnie Mae”) net worth requirements, which are lower than those of the Federal Reserve.
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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      At September 30, 2005 and December 31, 2004, the Company and the Bank’s regulatory capital ratios and amounts and minimum required capital ratios for the Company and the Bank to maintain a “well capitalized” status were as follows:

	September 30, 2005

		Countrywide
		Financial Corporation		Countrywide Bank
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	6.4%	$11,982,092	7.2%	$5,062,278
Risk-Based Capital:
Tier 1	6.0%	10.0%	$11,982,092	11.4%	$5,062,278
Total	10.0%	11.0%	$13,153,213	11.6%	$5,168,804

(1)	Minimum required to qualify as “well capitalized.”

	December 31, 2004

		Countrywide
		Financial Corporation		Countrywide Bank
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	7.9%	$10,332,383	7.8%	$2,939,144
Risk-Based Capital:
Tier 1	6.0%	11.1%	$10,332,383	11.8%	$2,939,144
Total	10.0%	11.7%	$10,928,223	12.0%	$2,988,116

(1)	Minimum required to qualify as “well capitalized.”

Note 17 —	Segments and Related Information
      The Company has five business segments: Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations.
      The Mortgage Banking Segment is comprised of three distinct sectors: Loan Production, Loan Servicing and Loan Closing Services.
      The Loan Production Sector originates prime and nonprime loans through a variety of channels on a national scale. The Loan Production Sector is comprised of four lending divisions and includes the certain mortgage banking activities of Countrywide Bank such as loan sales. The four production divisions are: Consumer Markets Lending Division, the Full Spectrum Lending Division, the Wholesale Lending Division and the Correspondent Lending Division. The Consumer Markets and Full Spectrum Lending Divisions source mortgage loans directly from consumers through the Company’s retail branch network, as well as through real estate agents and homebuilders. The Wholesale Lending Division sources mortgage loans primarily from mortgage brokers. The Correspondent Lending Division acquires mortgage loans from other mortgage lenders, including financial institutions.
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

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The Banking Segment’s operations includes the investment and fee-based activities of Countrywide Bank together with the activities of Countrywide Warehouse Lending. Countrywide Bank invests primarily in mortgage loans sourced from the Loan Production Sector. Countrywide Warehouse Lending provides to third-party mortgage lenders temporary financing secured by mortgage loans.
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
      In general, intercompany transactions are recorded on an arms-length basis. However, the fulfillment fees paid by Countrywide Bank to the Production Sector for origination costs incurred on mortgage loans funded by Countrywide Bank are determined on an incremental cost basis, which is less than the fees that Countrywide Bank would pay to a third party.
      Included in the tables below labeled “Other” are the holding company activities and certain reclassifications to conform management reporting to the consolidated financial statements:

	Quarter Ended September 30, 2005

	Mortgage Banking

	Loan	Loan	Closing	Total		Capital		Global		Total
	Production	Servicing	Services	Mortgage	Banking	Markets	Insurance	Operations	Other	Consolidated

	(In thousands)
Revenues:
External	$1,396,958	$347,509	$76,017	$1,820,484	$482,940	$113,353	$263,894	$58,141	$(27,194)	$2,711,618
Intersegment	(12,700)	122,849	—	110,149	(101,759)	65,610	—	—	(74,000)	—

Total Revenues	$1,384,258	$470,358	$76,017	$1,930,633	$381,181	$178,963	$263,894	$58,141	$(101,194)	$2,711,618

Pre-tax Earnings (Loss)	$413,731	$257,666	$31,139	$702,536	$278,264	$92,042	$(32,119)	$8,153	$2,802	$1,051,678

Total Assets	$31,685,000	$16,996,000	$78,000	$48,759,000	$75,320,000	$44,454,000	$2,274,000	$274,000	$212,000	$171,293,000

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Quarter Ended September 30, 2004

	Mortgage Banking

	Loan	Loan	Closing	Total		Capital		Global		Total
	Production	Servicing	Services	Mortgage	Banking	Markets	Insurance	Operations	Other	Consolidated

	(In thousands)
Revenues:
External	$1,365,512	$98,191	$58,347	$1,522,050	$233,746	$104,089	$220,882	$57,038	$(28,302)	$2,109,503
Intersegment	(52,882)	37,037	—	(15,845)	(15,675)	62,770	—	—	(31,250)	—

Total Revenues	$1,312,630	$135,228	$58,347	$1,506,205	$218,071	$166,859	$220,882	$57,038	$(59,552)	$2,109,503

Pre-tax Earnings (Loss)	$496,551	$(22,667)	$22,545	$496,429	$163,171	$90,135	$29,620	$9,811	$(1,989)	$787,177

Total Assets	$31,149,000	$14,507,000	$73,000	$45,729,000	$37,007,000	$33,789,000	$1,653,000	$246,000	$288,000	$118,712,000

	Nine Months Ended September 30, 2005

	Mortgage Banking

	Loan	Loan	Closing	Total		Capital		Global		Total
	Production	Servicing	Services	Mortgage	Banking	Markets	Insurance	Operations	Other	Consolidated

	(In thousands)
Revenues:
External	$4,092,271	$668,294	$205,842	$4,966,407	$1,225,559	$423,145	$736,335	$169,458	$(96,458)	$7,424,446
Intersegment	(19,222)	266,955	—	247,733	(203,054)	137,841	—	—	(182,520)	—

Total Revenues	$4,073,049	$935,249	$205,842	$5,214,140	$1,022,505	$560,986	$736,335	$169,458	$(278,978)	$7,424,446

Pre-tax Earnings (Loss)	$1,557,523	$363,958	$79,135	$2,000,616	$745,365	$318,940	$80,166	$17,513	$(27,044)	$3,135,556

Total Assets	$31,685,000	$16,996,000	$78,000	$48,759,000	$75,320,000	$44,454,000	$2,274,000	$274,000	$212,000	$171,293,000

	Nine Months Ended September 30, 2004

	Mortgage Banking

	Loan	Loan	Closing	Total		Capital		Global		Total
	Production	Servicing	Services	Mortgage	Banking	Markets	Insurance	Operations	Other	Consolidated

	(In thousands)
Revenues:
External	$4,462,808	$199,460	$162,813	$4,825,081	$552,695	$404,356	$656,922	$168,453	$(58,040)	$6,549,467
Intersegment	(135,352)	87,826	—	(47,526)	(25,003)	147,584	—	—	(75,055)	—

Total Revenues	$4,327,456	$287,286	$162,813	$4,777,555	$527,692	$551,940	$656,922	$168,453	$(133,095)	$6,549,467

Pre-tax Earnings (Loss)	$2,166,986	$(155,693)	$64,146	$2,075,439	$387,862	$332,917	$130,152	$31,225	$(3,259)	$2,954,336

Total Assets	$31,149,000	$14,507,000	$73,000	$45,729,000	$37,007,000	$33,789,000	$1,653,000	$246,000	$288,000	$118,712,000

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 18 —	Summarized Financial Information
      Summarized financial information for Countrywide Financial Corporation (parent only) and subsidiaries is as follows:

	September 30, 2005

	Countrywide
	Financial	Countrywide
	Corporation	Home	Other
	(Parent Only)	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$33,805,475	$1,439,610	$(27,732)	$35,217,353
Trading securities	—	420,977	12,431,160	(3,667)	12,848,470
Securities purchased under agreements to resell and securities borrowed	—	—	24,128,085	(912,809)	23,215,276
Loans held for investment, net	—	6,125,137	61,653,102	(2,465)	67,775,774
Investments in other financial instruments	—	1,936,326	8,769,745	—	10,706,071
Mortgage servicing rights, net	—	11,428,404	—	—	11,428,404
Other assets	24,740,043	5,090,565	17,276,455	(37,005,376)	10,101,687

Total assets	$24,740,043	$58,806,884	$125,698,157	$(37,952,049)	$171,293,035

Notes payable	$12,238,424	$40,186,972	$38,453,807	$(15,739,232)	$75,139,971
Securities sold under agreements to repurchase and federal funds purchased	—	238,122	34,879,511	(912,705)	34,204,928
Deposit liabilities	—	—	37,921,990	(123,268)	37,798,722
Other liabilities	262,503	14,764,717	5,932,932	(9,049,854)	11,910,298
Equity	12,239,116	3,617,073	8,509,917	(12,126,990)	12,239,116

Total liabilities and equity	$24,740,043	$58,806,884	$125,698,157	$(37,952,049)	$171,293,035

	Nine Months Ended September 30, 2005

	Countrywide
	Financial	Countrywide
	Corporation	Home	Other
	(Parent Only)	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Statements of Earnings
Revenues	$2,450	$4,870,145	$2,899,834	$(347,983)	$7,424,446
Expenses	17,728	3,050,831	1,554,803	(334,472)	4,288,890
Provision for income taxes	(6,701)	734,322	524,356	(5,616)	1,246,361
Equity in net earnings of subsidiaries	1,897,772	—	—	(1,897,772)	—

Net earnings	$1,889,195	$1,084,992	$820,675	$(1,905,667)	$1,889,195

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2004

	Countrywide
	Financial	Countrywide
	Corporation	Home	Other
	(Parent Only)	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Balance Sheets:
Mortgage loans and mortgage-backed securities held for sale	$—	$36,937,845	$412,304	$—	$37,350,149
Trading securities	—	318,110	11,543,284	—	11,861,394
Securities purchased under agreements to resell and securities borrowed	—	2,550,127	13,579,254	(2,672,933)	13,456,448
Loans held for investment, net	—	5,431,321	34,230,360	(490)	39,661,191
Investments in other financial instruments	—	2,301,416	7,789,641	—	10,091,057
Mortgage servicing rights, net	—	8,729,929	—	—	8,729,929
Other assets	11,308,342	4,759,535	10,227,379	(18,949,719)	7,345,537

Total assets	$11,308,342	$61,028,283	$77,782,222	$(21,623,142)	$128,495,705

Notes payable	$829,030	$51,532,883	$22,856,613	$(8,604,855)	$66,613,671
Securities sold under agreements to repurchase and federal funds purchased	—	—	23,137,028	(2,671,905)	20,465,123
Deposit liabilities	—	—	20,013,208	—	20,013,208
Other liabilities	169,236	5,451,663	5,736,987	(264,259)	11,093,627
Equity	10,310,076	4,043,737	6,038,386	(10,082,123)	10,310,076

Total liabilities and equity	$11,308,342	$61,028,283	$77,782,222	$(21,623,142)	$128,495,705

	Nine Months Ended September 30, 2004

	Countrywide
	Financial	Countrywide
	Corporation	Home	Other
	(Parent Only)	Loans, Inc.	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Statements of Earnings:
Revenues	$7,684	$3,681,918	$3,099,160	$(239,295)	$6,549,467
Expenses	11,320	2,163,459	1,659,268	(238,916)	3,595,131
Provision for income taxes	(1,398)	583,847	544,294	(146)	1,126,597
Equity in net earnings of subsidiaries	1,829,977	—	—	(1,829,977)	—

Net earnings	$1,827,739	$934,612	$895,598	$(1,830,210)	$1,827,739

Note 19 —	Legal Proceedings
      Countrywide and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to their businesses. Although it is difficult to predict the ultimate outcome of these

COUNTRYWIDE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
proceedings, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position or results of operations or liquidity of the Company.
Note 20 — Borrower and Investor Custodial Accounts
      As of September 30, 2005 and December 31, 2004, the Company managed $25.8 billion and $20.6 billion, respectively, of off-balance sheet borrower and investor custodial cash accounts as well as related liabilities to those borrowers and investors. Of these amounts, $14.2 billion and $7.9 billion, respectively, were deposited at the Bank and were included in the Company’s deposit liabilities, with the remaining balances held by other depository institutions. These custodial accounts arise in connection with the Company’s mortgage servicing activities.
Note 21 — Loan Commitments
      As of September 30, 2005 and December 31, 2004, the Company had undisbursed home equity lines of credit commitments of $10.1 billion and $5.4 billion, respectively, as well as undisbursed construction loan commitments of $1.5 billion and $0.9 billion, respectively. As of September 30, 2005, outstanding commitments to fund mortgage loans totaled $49.6 billion.
Note 22 — Pension Plan
      The Company has a defined benefit pension plan (the “Plan”) covering substantially all of its employees. The Company’s policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA.
      On September 14, 2005, the Company made the maximum tax deductible pension plan contribution of $53.7 million for the plan year 2004.
Note 23 — Subsequent Events
      On October 27, 2005, the Board of Directors declared a dividend of $0.15 per common share payable November 30, 2005, to shareholders of record on November 10, 2005.
Note 24 — Recently Issued Accounting Standards
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. The Statement changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s financial statements upon adoption of a voluntary change in accounting principle by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Countrywide is a diversified financial services company engaged in mortgage-finance related businesses. We presently organize our businesses into five business segments — Mortgage Banking, Banking, Capital Markets, Insurance and Global Operations. Our goal is to continue as a leader in the mortgage banking business and to use this leadership position to take advantage of meaningful opportunities that leverage this business and provide sources of earnings that tend to be sustainable in various interest rate environments.

Significant Third Quarter Developments
      Hurricane Katrina and other hurricanes that occurred during the third quarter significantly affected the financial results of several of our business segments. The estimated losses from these hurricanes, primarily Hurricane Katrina, consist of a charge to our insurance operations as well as uninsured losses associated with flood damage on properties that collateralize mortgage loans and loans underlying mortgage servicing rights (“MSRs”) and residuals. The effect on pre-tax and after-tax earnings is summarized below:

Segment	Pre-Tax Effect	After-Tax Effect	Source

	(In thousands)	(In thousands)
Mortgage Banking	$(70,174)	$(42,245)	Estimated credit losses relating to loans held for sale and to credit-subordinated retained interests; impairment of MSRs and provision for servicing advances relating to government-insured loans
Banking	(12,036)	(7,246)	Estimated credit losses relating to loans held for investment
Capital Markets	(3,212)	(1,882)	Estimated losses relating to conduit activities
Insurance	(98,395)	(63,957)	Estimated insured losses

	$(183,817)	$(115,330)

      We continue to assess the impact of the hurricanes on our businesses, assets and operations. While our estimates are based on our best available information, they could ultimately be affected by many factors, including, but not limited to, the short-term and long-term impact on the economies of the affected communities; the conduct of borrowers in the affected areas; the actions of various third parties, including government agencies and government-sponsored entities that support housing, insurance companies, lenders and mortgage insurance companies; the apportionment of liability among insurers; the availability of catastrophic reinsurance proceeds; factors impacting property values in the affected areas, including any environmental factors such as the presence of toxic chemicals; and subsequent storm activity.
      Countrywide Bank (“Bank”) (formerly Treasury Bank) produces loans as part of our mortgage banking operations. We report the production and sale of these loans as part of our Mortgage Banking Segment. The Bank produced $4.9 billion of such loans during the quarter. In addition to these mortgage banking activities, we plan to continue increasing our investment in mortgage loans through Countrywide Bank. We continually evaluate the benefits of selling or retaining loans and consider, among other factors, capital availability, earnings growth and current market and economic conditions. Sales of loans generate current period gains on sale, while the retention of loans is designed to provide a stream of net interest income over the life of such loans and create a greater base of future earnings. Our decisions will result in changes, which may be significant, in loan retention levels and the size of our loan portfolio, as well as current period earnings and Production sector margins.

Third Quarter Results
      Our consolidated net earnings for the third quarter of 2005 were $633.9 million, an increase of 27% from 2004’s third quarter net earnings of $498.1 million. This increase was realized due to increased profitability in our Loan Servicing Sector arising from increases in values of our retained interests (MSRs and other retained interests), net of Servicing Hedge losses, along with increases in the profitability of our Banking Segment resulting from 135% growth in average interest-earning assets from the third quarter of 2004. Offsetting the increase in earnings were the hurricane-related losses previously discussed.

Mortgage Market
      The mortgage banking business continues to be the primary source of our revenues and earnings. As a result, the dominant external influence on our operating results is the aggregate demand for mortgage loans in the U.S., which is affected by such factors as prevailing mortgage interest rates and the strength of the U.S. housing market.
      For the quarter and nine months ended September 30, 2005, total U.S. residential mortgage production was estimated at $838 billion and $2,219 billion, respectively, compared to $616 billion and $1,980 billion for the quarter and nine months ended September 30, 2004, respectively. We increased our market share to 17.5% for the current quarter from 14.9% in the year-ago period. (Mortgage Market Source: Mortgage Bankers Association). Third party forecasters predict total U.S. mortgage production for 2005 to be between $2.6 trillion and $2.9 trillion, compared to $2.6 trillion in 2004. Due to differences in products represented and model estimation logic, mortgage market estimates vary. We estimate the mortgage market for 2005 to be $3.2 trillion compared to $2.9 trillion in 2004.

Loan Production
      Our total loan production volume increased during the third quarter because we increased our share of a larger mortgage market. The composition of our loan production has changed from last year as a result of increased homeowner preference for adjustable-rate mortgages. During the quarter ended September 30, 2005, our adjustable-rate loan production, including pay-option loans, has increased in prominence and was 51% of total loan production.
      Pay-option loans — which provide borrowers with the option to make fully-amortizing, interest-only, or “negative-amortizing” payments — have increased from approximately 7% of our loan production during the quarter ended September 30, 2004, to approximately 20% of our production during the quarter ended September 30, 2005. These loans provide our Production Sector with greater pricing margins; our Servicing Sector with increased servicing complexity during their option period; and, to the extent these loans are retained in the Bank’s portfolio, our Banking Segment with lower initial net interest income during the period of the loans’ reduced introductory interest rate. Approximately 80% of the pay-option loans produced in the current quarter was originated for sale without recourse. The remainder of these loans were retained in the Bank’s portfolio of loans held for investment.
      Our pay-option loan portfolio has very high initial loan quality, with original average credit rating (expressed in terms of FICO scores) of 720 and original loan-to-value and combined loan-to-values of 74% and 78%, respectively. We only originate pay-option loans to borrowers who can qualify at the loan’s fully-indexed interest rates. This high credit quality notwithstanding, lower initial payment requirements of pay-option loans may increase the credit risk inherent in our loans held for investment. This is because when the required monthly payments for pay-option loans eventually increase (in a period not to exceed 60 months), borrowers may be less able to pay the increased amounts and, therefore, more likely to default on the loan, than a borrower using an amortizing loan. Our exposure to this higher credit risk is increased by any negative amortization that has been added to the principal balance.

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

Liquidity
      Our liquidity and financing requirements are significant. We meet these requirements in a variety of ways, including use of the public corporate debt and equity markets, mortgage- and asset-backed securities markets, and, through the financing activities of our Bank. The objective of our liquidity management is to ensure that adequate, diverse and reliable sources of cash are available to meet our funding needs on a cost-effective basis. Our ability to raise financing at the level and cost required to compete effectively is dependent on maintaining our high credit standing.

Competition
      The mortgage industry has undergone rapid consolidation in recent years, and we expect this trend to continue in the future. Today the industry is dominated by large, sophisticated financial institutions. To compete effectively in the future, we will be required to maintain a high level of operational, technological and managerial expertise, as well as an ability to attract capital at a competitive cost. We believe that we will benefit from industry consolidation through increased market share.
      As used in this Report, references to “we,” “our,” “the Company” or “Countrywide” refer to Countrywide Financial Corporation and its consolidated subsidiaries unless otherwise indicated.
Critical Accounting Policies
      The accounting policies with the greatest impact on our financial condition and results of operations and which require the most judgment pertain to our mortgage securitization activities, our investments in MSRs and other retained interests and our use of derivatives to manage interest rate risk. Our critical accounting policies involve the following three areas: 1) accounting for gains on sales of loans and securities; 2) accounting for MSRs and other retained interests, including valuation of these retained interests; and 3) accounting for derivatives and our related interest rate risk management activities.
      On April 1, 2005, we implemented hedge accounting for a portion of our interest rate risk management activities related to our MSRs in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). See Note 15 — “Derivative Instruments and Risk Management Activities” for a description of our accounting for the portion of our interest rate risk management activities related to our retained interests that qualify as a hedge under SFAS 133.

Stock Split Effected as Stock Dividends and Earnings per Share Calculations
      In April 2004 and August 2004, respectively, we completed a 3-for-2 and a 2-for-1 stock split, both of which were effected as stock dividends. In the fourth quarter of 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-8, which required the Company to include the assumed conversion of its convertible debentures in diluted earnings per share for all periods presented. All references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the number of common shares and earnings per share amounts have been adjusted accordingly.
Results of Operations Comparison — Quarters Ended September 30, 2005 and 2004

Consolidated Earnings Performance
      Our diluted earnings per share for the quarter ended September 30, 2005 were $1.03, including an after-tax charge of $0.19 per diluted shares for losses related to hurricanes. Diluted earnings per share increased 27% from diluted earnings per share for the quarter ended September 30, 2004. Net earnings were $633.9 million for the quarter ended September 30, 2005, a 27% increase from the year-ago period.
      The increase in our earnings resulted primarily from an increase in the profitability of our Mortgage Banking Segment. The Mortgage Banking Segment produced pre-tax earnings of $702.5 million for the quarter ended September 30, 2005, an increase of 42% from the same period last year. The increase in the profitability of our Mortgage Banking Segment was primarily due to an increase in the value of our retained interests, net of Servicing Hedge losses. The Banking Segment produced pre-tax earnings of $278.3 million, an increase of 71% from the year-ago period. The increase in profitability of our Banking Segment was primarily due to a 135% increase in average interest-earning assets at Countrywide Bank from the year-ago period.
Operating Segment Results
      Pre-tax earnings (loss) by segment are summarized below:

	Quarter Ended
	September 30,

	2005	2004

	(In thousands)
Mortgage Banking:
Loan Production	$413,731	$496,551
Loan Servicing	257,666	(22,667)
Loan Closing Services	31,139	22,545

Total Mortgage Banking	702,536	496,429

Banking	278,264	163,171
Capital Markets	92,042	90,135
Insurance	(32,119)	29,620
Global Operations	8,153	9,811
Other	2,802	(1,989)

Total	$1,051,678	$787,177

      The pre-tax earnings (loss) of each segment include intercompany transactions, which are eliminated in the “other” category above.

      Mortgage loan production by segment and product, net of intercompany sales, is summarized below:

	Quarter Ended
	September 30,

	2005	2004

	(In millions)
Segment:
Mortgage Banking	$131,126	$77,019
Banking	9,801	8,694
Capital Markets:
Conduit acquisitions	5,083	6,111
Commercial real estate	1,113	3

	$147,123	$91,827

Product:
Prime Mortgage	$122,228	$70,812
Nonprime Mortgage	12,201	11,954
Prime Home Equity	11,581	9,058
Commercial real estate	1,113	3

	$147,123	$91,827

      The following table summarizes loan production by purpose and by interest rate type:

	Quarter Ended
	September 30,

	2005	2004

	(In millions)
Purpose:
Non-purchase	$77,342	$39,488
Purchase	69,781	52,339

	$147,123	$91,827

Interest Rate Type:
Adjustable Rate	$74,647	$56,325
Fixed Rate	72,476	35,502

	$147,123	$91,827

Mortgage Banking Segment
      The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors. The Loan Production and Loan Closing Services Sectors generally perform at their best when mortgage interest rates are relatively low and loan origination volume is high. Conversely, the Loan Servicing Sector generally performs well when mortgage interest rates are relatively high and loan prepayments are low. We expect the natural counterbalance of these sectors to reduce the impact of changes in mortgage interest rates on our earnings.
      During the current quarter, the Mortgage Banking Segment incurred $70.2 million in pre-tax losses relating to the hurricanes that struck the Gulf Coast states. Specifically, Hurricane Katrina differed from other hurricanes because it caused losses as a result of flooding that many borrowers had not insured against. Therefore we have incurred credit losses related to loan inventory secured by real estate in areas affected by Hurricane Katrina.

      Industry-standard underwriting requirements require borrowers to maintain property hazard insurance for damage to property securing a loan. Most homeowner insurance policies exclude flood loss coverage. Flood loss coverage is generally provided through the National Flood Insurance Program — an insurance program underwritten and administered by the U.S. Government. Banks are required by law and regulation to require flood insurance for loans secured by properties in zip codes identified as a “Special Flood Hazard Area” by the Federal Emergency Management Agency (“FEMA”). This requirement has become an industry standard for lenders to determine whether a borrower is required to maintain flood insurance.
      Hurricane Katrina caused extensive flood damage in areas outside of the FEMA-identified Special Flood Hazard Areas. As a result, many borrowers did not have flood insurance. This lack of insurance is a significant contributor to the $70.2 million of hurricane-related losses recorded in the Mortgage Banking segment during the current quarter. Specifically, the losses recorded in the Mortgage Banking segment were:

Sector	Description	Pre-Tax Amount	Recorded As

		(In thousands)
Production	Impairment of loans held for sale	$18,843	Gain-on-Sale of loans and securities
Servicing	Provision for losses related to servicing advances for loans insured by the FHA and guaranteed by the VA	26,359	Other operating expenses
	Impairment of retained interests arising from estimated losses to be absorbed by credit-subordinated retained interests	17,024	Recovery (impairment) of retained interests
	Impairment of MSRs	7,700	Recovery (impairment) of retained interests
	Estimated credit losses related to loans held for investment	248	Provision for loan losses

	Total Servicing	51,331

	Total Mortgage Banking	$70,174

Loan Production Sector
      The Loan Production Sector produces mortgage loans through the four production divisions of Countrywide Home Loans (“CHL”) — Consumer Markets, Wholesale Lending, Correspondent Lending and Full Spectrum Lending, and, beginning in the third quarter of 2005, through Countrywide Bank.

      The pre-tax earnings of the Loan Production Sector are summarized below:

	Quarter Ended September 30,

	2005		2004

		Percentage of		Percentage of
		Loan		Loan
		Production		Production
	Amount	Volume	Amount	Volume

	(Dollar amounts in thousands)
Revenues:
Prime Mortgage	$861,108		$720,616
Prime Home Equity	300,532		404,530
Nonprime Mortgage	222,618		187,484

Total revenues	1,384,258	1.06%	1,312,630	1.70%

Expenses:
Compensation	598,427	0.45%	531,667	0.69%
Other operating	260,629	0.20%	185,169	0.24%
Allocated corporate	111,471	0.09%	99,243	0.13%

Total expenses	970,527	0.74%	816,079	1.06%

Pre-tax earnings	$413,731	0.32%	$496,551	0.64%

      Revenues increased from the year-ago period due primarily to increased production and sales of Prime Mortgage Loans. The increased revenues were partially offset by a decline in gain on sale margin of Prime Mortgage and Prime Home Equity Loans combined with lower net interest income. The lower margins resulted in a reduction in revenues as a percentage of mortgage loan production. In the quarter ended September 30, 2005, $120.9 billion of mortgage loans, or 92% of Mortgage Banking loan production, was sold compared to $83.8 billion of mortgage loans, or 109% of Mortgage Banking loan production, in the quarter ended September 30, 2004.
      Expenses increased from the year-ago period, primarily due to increased compensation and occupancy costs incurred to accommodate growth in loan production partially offset by changes in our compensation structure. However, high levels of productivity helped reduce expenses expressed as a percentage of production from the prior year. We continued to expand our loan production operations in the quarter ended September 30, 2005 to continue support for our long-term objective of market share growth.
      Mortgage Banking loan production volume for the quarter ended September 30, 2005 increased 70% from a year-ago. Purchase and non-purchase loan production grew 38% and 114%, respectively, resulting from an increase in market share and an increase in the mortgage market. The increase in purchase loans is significant because this component of the mortgage market has historically offered relatively stable growth, averaging 11% per year over the last 10 years. The non-purchase, or refinance, component of the mortgage market is highly volatile because it is driven almost exclusively by prevailing mortgage interest rates.

      The following table summarizes Mortgage Banking loan production by purpose and by interest rate type:

	Quarter Ended
	September 30,

	2005	2004

	(In millions)
Purpose:
Non-purchase	$69,446	$32,426
Purchase	61,680	44,593

	$131,126	$77,019

Interest Rate Type:
Fixed Rate	$68,480	$32,861
Adjustable Rate	62,646	44,158

	$131,126	$77,019

      In the quarter ended September 30, 2005, 48% of our loan production was adjustable-rate in comparison to 57% in the year-ago period. The decrease in adjustable-rate production reflects the increase in short-term interest rates during the current period and the relatively flat yield curve, increasing the relative attractiveness of fixed-rate financing.
      The volume of Nonprime Mortgage and Prime Home Equity Loans produced (which is included in our total volume of loans produced) increased 36% during the quarter ended September 30, 2005 compared to the year-ago period. Details are shown in the following table:

	Quarter Ended
	September 30,

	2005	2004

	(Dollar amounts in
	millions)
Nonprime Mortgage Loans	$11,399	$9,591
Prime Home Equity Loans	10,344	6,421

	$21,743	$16,012

Percent of total Mortgage Banking loan production	16.6%	20.8%

      Nonprime Mortgage and Prime Home Equity Loans generally provide higher profit margins than Prime Mortgage Loans and the demand for such loans, particularly Nonprime Mortgage Loans, is believed to be less interest rate sensitive than the demand for Prime Mortgage Loans. Consequently, we believe these loans will be a significant component of the Loan Production Sector’s future profitability, especially if mortgage interest rates rise.
      During the quarter ended September 30, 2005, the Loan Production Sector operated at approximately 115% of planned operational capacity, compared to 111% during the year-ago period. The primary capacity constraint in our loan origination activities is the number of loan operations personnel we have on staff. Therefore, we measure planned capacity by multiplying the number of our loan operations personnel by the number of loans we expect each loan operations staff person to process under normal conditions. Management adjusts staffing levels to account for changes in the current and projected near-term mortgage market. We plan to continue building our sales staff as a primary means to increase our market share, particularly for purchase loans.

      The following table summarizes the number of people included in the Loan Production Sector workforce:

	Workforce at
	September 30,

	2005	2004

Sales	15,958	12,316
Operations:
Regular employees	9,377	7,813
Temporary staff	2,227	953

	11,604	8,766
Production technology	1,077	1,022
Administration and support	2,679	2,230

Total Loan Production Sector workforce	31,318	24,334

      The following table shows total Mortgage Banking loan production volume by division:

	Quarter Ended
	September 30,

	2005	2004

	(In millions)
Correspondent Lending	$62,731	$32,367
Consumer Markets	32,967	22,864
Wholesale Lending	23,060	17,359
Full Spectrum Lending	7,422	4,429
Countrywide Bank(1)	4,946	—

	$131,126	$77,019

(1)	Countrywide Bank funds loans for both investment purposes and for sale. Bank production included in the Mortgage Banking Segment includes loans originated for sale at the Bank together with bulk sales of loans from the Bank to the Mortgage Banking Segment.
      The Correspondent Lending division increased its overall loan production volume due primarily to an increase in the mortgage market combined with increased market share resulting from a shift in the market towards products where we have traditionally been competitive.
      The Consumer Markets Division continues to expand its commissioned sales force, which emphasizes purchase loan production, to 5,764 at September 30, 2005, an increase of 933, or 19%, over the year-ago period. This Division’s branch network has grown to 631 branch offices at September 30, 2005, an increase of 75 offices from September 30, 2004.
      The Consumer Markets Division’s commissioned sales force contributed $13.8 billion in purchase originations during the quarter ended September 30, 2005, a 31% increase over the year-ago period. Such purchase production generated by the commissioned sales force represented 76% of the Consumer Markets Division’s total purchase production for the quarter ended September 30, 2005.
      The Wholesale Lending and Full Spectrum Lending Divisions also continue to increase their sales forces as a means to increase market share. At September 30, 2005, the sales force in the Wholesale Lending Division numbered 1,233, an increase of 21% compared to September 30, 2004.
      The Full Spectrum Lending Division expanded its sales force to 4,494, an increase of 39%, compared to September 30, 2004 and has expanded its branch network to 187 branch offices at September 30, 2005, an increase of 42 offices over the year-ago period.

Loan Servicing Sector
      The Loan Servicing Sector includes a significant processing operation, consisting of approximately 7,600 employees who service our 7.2 million mortgage loans. Also included in the Loan Servicing Sector’s results is the performance of our investments in MSRs and other retained interests and associated risk management activities, as well as profits from subservicing activities in the United States. The long-term performance of this sector is affected primarily by the level of interest rates, the corresponding effect on the level of projected and actual prepayments in our servicing portfolio, and our ability to effectively manage interest rate risk as well as the activities of our loan servicing personnel.
      The following table summarizes the results for the Loan Servicing Sector:

	Quarter Ended September 30,

	2005		2004

		Percentage of		Percentage of
		Average		Average
		Servicing		Servicing
	Amount	Portfolio(1)	Amount	Portfolio(1)

	(Dollar amounts in thousands)
Servicing fees, net of guarantee fees	$826,189	0.333%	$597,800	0.319%
Miscellaneous fees	135,391	0.054%	115,910	0.062%
Income from other retained interests	108,181	0.043%	90,778	0.048%
Escrow balance income (expense)	119,211	0.048%	(15,120)	(0.008)%
Amortization of mortgage servicing rights	(653,351)	(0.263)%	(394,069)	(0.210)%
Recovery (impairment) of retained interests	853,667	0.344%	(795,614)	(0.424)%
Servicing hedge (losses) gains	(837,241)	(0.337)%	590,967	0.315%

Total servicing revenues	552,047	0.222%	190,652	0.102%

Operating expenses	184,629	0.074%	122,748	0.066%
Allocated corporate expenses	17,471	0.007%	19,324	0.010%

Total servicing expenses	202,100	0.081%	142,072	0.076%

Interest expense	92,281	0.037%	71,247	0.038%

Pre-tax earnings (loss)	$257,666	0.104%	$(22,667)	(0.012)%

Average servicing portfolio	$993,296,000		$750,193,000

(1)	Annualized
      Our servicing portfolio grew to $1,047.6 billion at September 30, 2005, a 33% increase from September 30, 2004. At the same time, the overall weighted-average note rate of loans in our servicing portfolio increased to 6.0% from 5.9% at September 30, 2004.
      Pre-tax earnings in the Loan Servicing Sector were $257.7 million during the quarter ended September 30, 2005, an improvement of $280.3 million from the year-ago period. The average servicing portfolio grew 32% resulting in an increase in servicing fees. Amortization expense increased by $259 million due to the low interest rate environment at the beginning of the third quarter of 2005 combined with the larger servicing portfolio. During the quarter ended September 30, 2005, the recorded increase in the value of retained interests exceeded the decline in the value of the Servicing Hedge, including the cost of the hedge (option time value decay), by $16 million. In the year-ago quarter impairment net of Servicing Hedge gains was an expense of $205 million. The change in the performance of the Servicing Hedge largely offset the increase in amortization. In addition the escrow balance benefit improved by $134.3 million resulting primarily from an increase in short-term interest rates. The servicing sector was negatively impacted in the current quarter by hurricane losses of $51 million.

      Mortgage interest rates increased during the quarter ended September 30, 2005 which resulted in a lower projected prepayment rate at the end of the period than at the beginning. This in turn resulted in the reversal of previously recognized impairment in the current period. In contrast, interest rates declined during the quarter ended September 30, 2004, which resulted in a higher projected prepayment rate at the end of the period than at the beginning and impairment being recorded during the year-ago period. The reversal of previously recognized impairment, net of amortization was $200.3 million during the quarter ended September 30, 2005 compared to amortization and impairment of $1,189.7 million during the quarter ended September 30, 2004.
      The Servicing Hedge is designed so that the income or loss it generates offsets the impairment or recovery of MSRs and other retained interests. The values of the derivatives that constitute the primary components of the Servicing Hedge are tied to long-term Treasury, mortgage and swap rate indices. The increase in these rates during the quarter ended September 30, 2005 combined with option time value decay of $139 million on the options included in the Servicing Hedge resulted in a Servicing Hedge loss of $837.2 million. During the quarter ended September 30, 2004, the Servicing Hedge generated a gain of $591.0 million resulting from a decline in long-term Treasury and swap rates offset by time value decay on options of $125 million. In a stable interest rate environment, we expect to incur no significant impairment charges; however, we expect to incur expenses related to the Servicing Hedge driven primarily by time value decay on options used in the hedge. The level of Servicing Hedge losses in any period depends on various factors such as the size and composition of the hedge, the shape of the yield curve and the level of implied interest rate volatility.

Loan Closing Services Sector
      This sector is comprised of the LandSafe companies, which provide credit reports, flood determinations, appraisals, property valuation services and title reports primarily to the Loan Production Sector but to third parties as well.
      The LandSafe companies produced $31.1 million in pre-tax earnings in the quarter ended September 30, 2005, representing an increase of 38% from the year-ago period. The increase in LandSafe’s pre-tax earnings was primarily due to the increase in our loan origination activity.
Banking Segment
      The Banking Segment includes the investment and fee-based activities of Countrywide Bank, along with the activities of Countrywide Warehouse Lending, a provider of mortgage inventory financing to independent mortgage bankers. Part of our banking strategy is to hold loans in portfolio rather than immediately selling them into the secondary mortgage market. Management believes this strategy will provide a stream of earnings over the life of such loans and create a greater base of future earnings. In the short term, reported consolidated profits will be impacted by the reduction in gains that would have been recognizable had the loans been sold.
      Countrywide Bank (“Bank”) produces loans for sale through our Mortgage Banking Segment. As this activity is a Mortgage Banking activity, the mortgage loan production and the income relating to the sale of these loans is included in the Mortgage Banking Segment. The production of loans by Countrywide Bank for our Mortgage Banking operations assists in optimizing our funding operations while complying with regulatory requirements.

      The Banking Segment achieved pre-tax earnings of $278.3 million during the quarter ended September 30, 2005, as compared to $163.2 million for the year-ago period. Following is the composition of pre-tax earnings by component:

	Quarter Ended
	September 30,

	2005	2004

	(In thousands)
Countrywide Bank investment and fee-based activities (“Banking Operations”)	$259,325	$150,627
Countrywide Warehouse Lending (“CWL”)	27,303	18,449
Allocated corporate expenses	(8,364)	(5,905)

Total Banking Segment pre-tax earnings	$278,264	$163,171

      The revenues and expenses of Banking Operations are summarized in the following table:

	Quarter Ended
	September 30,

	2005	2004

	(Dollar amounts in
	thousands)
Interest income	$925,974	$353,922
Interest expense	(573,670)	(164,732)

Net interest income	352,304	189,190
Provision for loan losses	(44,792)	(12,100)

Net interest income after provision for loan losses	307,512	177,090
Non-interest income	40,169	18,469
Non-interest expense	(88,356)	(44,932)

Pre-tax earnings	$259,325	$150,627

Efficiency ratio(1)	21%	20%
After-tax return on average assets	0.88%	1.25%

(1)	Non-interest expense reduced by mortgage insurance divided by the sum of net interest income plus non-interest income.
      The increase in net interest income is primarily due to a $40.1 billion, or 135%, increase in average interest-earning assets, as summarized below:

	Quarter Ended September 30,

	2005			2004

		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Interest-earning assets:
Mortgage loans(1)	$61,573,048	$835,380	5.41%	$26,112,218	$321,152	4.91%
Securities available for sale(2)	6,389,697	74,976	4.69%	2,514,395	25,602	4.07%
Short-term investments	489,367	4,345	3.47%	459,612	1,666	1.42%
Other investments	1,289,353	11,273	3.47%	587,624	5,502	3.73%

Total interest-earning assets	69,741,465	925,974	5.30%	29,673,849	353,922	4.76%
Allowance for loan losses	(85,175)			(32,994)
Other assets	613,141			155,171

Total non interest-earning assets	527,966			122,177

Total assets	$70,269,431			$29,796,026

	Quarter Ended September 30,

	2005			2004

		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Interest-bearing liabilities:
Money market deposits	$2,959,540	28,474	3.82%	$1,038,431	5,847	2.24%
Savings	879	3	1.33%	2,053	9	1.74%
Escrow deposits	13,797,445	114,785	3.30%	8,401,590	27,942	1.32%
Time deposits	17,875,852	165,013	3.66%	7,231,363	55,259	3.04%

Total interest-bearing deposits	34,633,716	308,275	3.53%	16,673,437	89,057	2.12%
FHLB advances	25,587,856	227,668	3.48%	10,572,307	75,388	2.79%
Other borrowed funds	4,285,210	37,727	3.44%	70,067	287	1.60%

Total borrowed funds	29,873,066	265,395	3.48%	10,642,374	75,675	2.78%
Total interest-bearing liabilities	64,506,782	573,670	3.51%	27,315,811	164,732	2.38%
Non interest-bearing liabilities and equity
Non interest-bearing checking	672,792			60,788
Other liabilities	819,097			292,733
Shareholders’ equity	4,270,760			2,126,694

Total non interest-bearing liabilities and equity	5,762,649			2,480,215

Total liabilities and shareholders’ equity	$70,269,431			$29,796,026

Net interest income		$352,304			$189,190

Net interest spread(3)			1.79%			2.38%
Net interest margin(4)			2.00%			2.54%

(1)	Average balances include nonaccrual loans.

(2)	Average balances and yields for securities available for sale are based on average amortized cost computed on the settlement date basis.

(3)	Calculated as yield on total average interest-earning assets less rate on total average interest-bearing liabilities.

(4)	Calculated as net interest income divided by total average interest-earning assets.
      Net interest margin experienced compression during the quarter ended September 30, 2005 from the year-ago period mainly as a result of a lag in the re-pricing of the Bank’s loan portfolio compared to the increase in the cost of its interest-bearing liabilities and to the large volume of loans held by the Bank that are earning interest at their reduced introductory interest rates.
      Countrywide Bank increased its investment in pay-option loans during 2005. These loans have interest rates that adjust monthly and contain features that allow the borrower to defer making the full interest payment for at least the first year of the loan. Thereafter, minimum monthly payments increase by no more than 7 1/2% per year unless the unpaid balance increases to 115% of the original loan amount, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is recalculated every five years. Our underwriting standards for these loans include a requirement that the borrower meet secondary market debt service ratio tests based on the borrower making the fully amortizing loan payment assuming the note rate is fully indexed. (A fully indexed note rate equals the sum of the current index rate plus the margin applicable to the loan.) Our underwriting standards conform to those required to make the pay-option loans salable into the secondary market at the date of funding.

      Following is a summary of pay-option loans held for investment by Countrywide Bank:

	September 30,	December 31,
	2005	2004

	(In thousands)
Total pay-option loan portfolio	$21,996,706	$4,477,247

Pay-option loans with accumulated negative amortization:
Principal	$7,893,817	$32,818

Accumulated negative amortization (from original loan balance)	$25,487	$29

Original loan-to-value ratio(1)	74%	73%
Original combined loan-to-value ratio(2)	78%	75%
FICO	720	730
Delinquencies(3)	0.08%	0.09%

(1)	The ratio of the lower of the appraised value or purchase price of the property to the amount of the loan that is secured by the property.

(2)	The ratio of the lower of the appraised value or purchase price of the property to the amount of all loans secured by the property.

(3)	Loans delinquent more than 60 days.
      The provision for loan losses increased by $32.7 million during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. This increase includes the $12.0 million effect of the hurricane losses on Banking Operations. The remaining increase in the provision for loan losses reflects current portfolio growth, along with providing for seasoning of loans acquired during the past years of rapid portfolio growth. We expect our provision for loan losses and the related allowance for loan losses to increase as a percentage of our portfolio of loans held for investment as our portfolio continues to season. The impact of the increase in the allowance for loan losses as a percentage of loans receivable is moderated by the addition of new loans to our portfolio.

      The composition of the Bank’s balance sheets was as follows:

	September 30, 2005		December 31, 2004

	Amount	Rate	Amount	Rate

	(Dollar amounts in millions)
Assets
Cash	$456	0.00%	$50	0.00%
Short-term investments	799	3.89%	315	2.15%
Mortgage loans	61,742	5.74%	34,230	5.25%
Securities available for sale	6,025	4.68%	4,796	5.02%
FHLB securities & FRB stock	1,329	3.48%	795	3.96%

Total interest-earning assets	70,351	5.50%	40,186	5.07%
Other assets	662		778

Total assets	$71,013		$40,964

Liabilities and Equity
Deposits:(1)
Customer	$23,711	3.58%	$12,112	3.04%
Company-controlled escrow deposit accounts	14,211	3.79%	7,901	2.19%
FHLB advances	26,525	3.59%	15,475	2.97%
Other borrowings	804	3.65%	1,811	2.37%

Total interest-bearing liabilities	65,251	3.59%	37,299	2.74%
Other liabilities	742		740
Shareholders’ equity	5,020		2,925

Total liabilities and equity	$71,013		$40,964

Primary spread(2)		1.91%		2.33%
Nonaccrual loans	$68.8		$21.8

Capital ratios:
Tier 1 Leverage capital	7.2%		7.8%
Tier 1 Risk-based capital	11.4%		11.8%
Total Risk-based capital	11.6%		12.0%

(1)	Includes inter-company deposits.

(2)	Calculated as rate on total interest-earning assets less rate on total interest-bearing liabilities.
      The Banking Segment also includes the operation of CWL. CWL’s pre-tax earnings increased by $8.9 million during the quarter ended September 30, 2005 in comparison to the year-ago period, primarily due to an 85% increase in average mortgage warehouse advances, partially offset by a decrease in the net interest margin due to increasing competition in the warehouse lending market. The increase in warehouse mortgage advances was due primarily to increased activity with Mortgage Banking Segment customers.
Capital Markets Segment
      Our Capital Markets Segment achieved pre-tax earnings of $92.0 million for the quarter ended September 30, 2005, an increase of $1.9 million, or 2%, from the year-ago period. This increase is net of a $3.2 million provision for estimated hurricane-related losses associated with our conduit activities. Total revenues were $179.0 million, an increase of $12.1 million, or 7%, compared to the year-ago period. The Capital Markets Segment has expanded its staffing and infrastructure to invest in the development of new lines of business such as commercial real estate finance and broker-dealer operations in Japan.

      The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Quarter Ended
	September 30,

	2005	2004

	(In thousands)
Revenues:
Underwriting	$82,363	$95,330
Conduit	53,093	48,986
Securities trading	23,593	13,530
Brokering	6,611	6,132
Commercial real estate	5,994	330
Other	7,309	2,551

Total revenues	178,963	166,859
Expenses:
Operating expenses	83,929	74,018
Allocated corporate expenses	2,992	2,706

Total expenses	86,921	76,724

Pre-tax earnings	$92,042	$90,135

      Underwriting revenues decreased $13.0 million over the year-ago period because of decreased underwriting of CHL securitizations by Capital Markets combined with a reduction in margins as a result of price competition.
      Conduit revenues for the quarter ended September 30, 2005 increased 8% in comparison to the year-ago period, primarily because of an increase in conduit loans sale volume, partially offset by a decrease in margins resulting from a change in mix toward lower-margin ARM loans.
      Securities trading revenues increased 74% due primarily to an increase in conforming mortgage securities trading margins and volume. Excluding U.S. Treasury securities, trading volumes increased 20% from the year-ago period. Including U.S. Treasury securities, the total securities volume traded increased 22% over the year-ago period.
      During the quarter ended September 30, 2005, the Capital Markets Segment generated revenues totaling $6.0 million from sales of commercial real estate loans. Our commercial real estate activities were in their startup period during the third quarter of 2004.
      The following table shows the composition of CSC securities trading volume, which includes intersegment trades with the mortgage banking operations, by instrument:

	Quarter Ended
	September 30,

	2005	2004

	(In millions)
Mortgage-backed securities	$515,819	$423,981
Asset-backed securities	43,144	57,161
Other	32,052	12,415

Subtotal(1)	591,015	493,557
U.S. Treasury securities	380,358	301,239

Total securities trading volume	$971,373	$794,796

(1)	Approximately 16% of the segment’s non-U.S. Treasury securities trading volume was with CHL during each of the quarters ended September 30, 2005 and 2004.

Insurance Segment
      The Insurance Segment’s pre-tax earnings decreased by $61.7 million over the year-ago period, to a loss of $32.1 million. Balboa Life and Casualty’s results for the quarter ended September 30, 2005 include a $98.4 million provision for insured losses and reinsurance reinstatement fees arising from the hurricanes in the third quarter of this year. The following table shows pre-tax results of operations by business line:

	Quarter Ended
	September 30,

	2005	2004

	(In thousands)
Balboa Reinsurance Company	$40,387	$33,045
Balboa Life and Casualty Operations(1)	(68,353)	3,246
Allocated corporate expenses	(4,153)	(6,671)

Total Insurance Segment pre-tax (loss) earnings	$(32,119)	$29,620

(1)	Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.
      The following table shows net insurance premiums earned:

	Quarter Ended
	September 30,

	2005	2004

	(In thousands)
Balboa Reinsurance Company	$44,682	$39,694
Balboa Life and Casualty Operations	195,397	155,084

Total net insurance premiums earned	$240,079	$194,778

      The following table shows insurance claim expenses:

	Quarter Ended September 30,

	2005		2004

		As Percentage		As Percentage
		of Net		of Net
		Earned		Earned
	Amount	Premiums	Amount	Premiums

	(Dollar amounts in thousands)
Balboa Reinsurance Company	$11,348	25%	$10,999	28%
Balboa Life and Casualty Operations	172,410	88%	95,722	62%

Total insurance claim expenses	$183,758		$106,721

      Our mortgage reinsurance business produced $40.4 million in pre-tax earnings, an increase of 22% over the year-ago period, driven primarily by growth of 5% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts along with a reduced provision, as a percentage of premiums earned, for insured losses resulting from faster than expected prepayments of older pools of reinsured loans.
      Our Life and Casualty insurance business produced pre-tax loss of $68.4 million, a decrease of $71.6 million from the year-ago period. The decrease in earnings was driven by $98.4 million in catastrophic hurricane losses in comparison to $23.2 million of such losses incurred in the year-ago period, partially offset by a $40.3 million, or 26% increase in net earned premiums during the quarter ended September 30, 2005 in comparison to the year-ago period. The increase in net earned premiums was primarily attributable to an increase in voluntary homeowners and auto insurance and includes a reduction of $9.2 million relating to a catastrophic reinsurance reinstatement fee paid to reinsurers as a result of the current period hurricane losses.

      Our Life and Casualty insurance operations manage insurance risk by reinsuring portions of such risk. Balboa seeks to earn profits by capitalizing on Countrywide’s customer base and institutional relationships, as well as through operating efficiencies and sound underwriting.
Global Operations Segment
      Global Operations’ pre-tax earnings totaled $8.2 million, a decrease of $1.7 million from the year-ago period. The decrease in earnings was due to a 27% decline in the number of new mortgage loans processed.
Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities
      Gain on sale of loans and securities is summarized below:

	Quarter Ended September 30,

	2005			2004

		Gain on Sale			Gain on Sale

			As Percentage			As Percentage
	Loans Sold	Amount	of Loans Sold	Loans Sold	Amount	of Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$103,117,925	$777,810	0.75%	$66,367,092	$543,919	0.82%
Prime Home Equity Loans	10,188,168	223,221	2.19%	9,870,640	290,649	2.94%
Nonprime Mortgage Loans	7,556,295	172,656	2.28%	7,601,946	92,063	1.21%

Production Sector	120,862,388	1,173,687	0.97%	83,839,678	926,631	1.11%
Reperforming loans	318,327	6,572	2.06%	338,163	15,495	4.58%

	$121,180,715	1,180,259		$84,177,841	942,126

Capital Markets:
Underwriting	N/A	71,777	N/A	N/A	79,353	N/A
Conduit activities(1)	$17,466,210	41,475	0.24%	$12,066,450	44,457	0.37%
Commercial real estate	$436,740	5,200	1.19%	N/A	77	N/A
Securities trading and other	N/A	(21,279)	N/A	N/A	(55,354)	N/A

		97,173			68,533
Other	N/A	7,560	N/A	N/A	10,202	N/A

		$1,284,992			$1,020,861

(1)	Includes intercompany sales
      Gain on sale of Prime Mortgage Loans increased in the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 due primarily to increased sales of such loans combined with a shift in mix of Prime Mortgage Loans sold towards higher margin adjustable-rate products. These positive results were partially offset by lower margins resulting from increased pricing competition.
      Gain on sale of Prime Home Equity Loans decreased in the quarter ended September 30, 2005 as compared to the year-ago period due primarily to reduced margins on such loans.
      Gain on sale of Nonprime Mortgage Loans increased in the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 due to interest rate risk management activities that resulted in losses recognized in the third quarter of 2004 related to loans that were sold in the fourth quarter of 2004.
      Reperforming loans are reinstated loans that had previously defaulted and were repurchased from mortgage securities we issued. The note rate on these loans is typically higher than the currently offered mortgage interest rates and therefore, the margin on these loans is typically higher than margins on Prime

Mortgage Loans. A change in Ginnie Mae rules in 2003 related to the purchase of defaulted loans from Ginnie Mae securities has resulted in fewer loans available for repurchase, which has contributed to a lower margin on sale related to these loans.
      The increase in Capital Markets’ gain on sale related to its commercial real estate activities was due to increased sales of such loans. Capital Markets’ revenues from its securities trading activities consist of gain on sale of loans and securities and interest income. In a steep yield curve environment, net interest income will comprise a larger percentage of total securities trading revenues. As the yield curve flattens, the mix of revenues will generally shift toward gain on sale of securities. During the quarter ended September 30, 2005 the yield curve was flatter than in the year-ago period, which resulted in a shift in trading revenues from interest income to gain on sale.
      In general, gain on sale of loans and securities is affected by numerous factors, including the volume, mix and timing of loans sold, production channel mix, the level of price competition, the level of investor demand for mortgage securities, the slope of the yield curve and the effectiveness of our associated interest rate risk management activities.

Net Interest Income
      Net interest income is summarized below:

	Quarter Ended
	September 30,

	2005	2004

	(In thousands)
Net interest income (expense):
Banking Segment loans and securities	$370,725	$202,514
Mortgage Banking Segment loans and securities	140,697	337,054
Loan Servicing Sector interest expense	(95,750)	(88,145)
Interest income (expense) on custodial balances	119,211	(15,120)
Reperforming loans	14,537	21,753
Capital Markets Segment securities portfolio	68,311	83,364
Other	18,373	11,817

Net interest income	636,104	553,237
Provision for loan losses related to loans held for investment	(54,834)	(8,360)

Net interest income after provision for loan losses	$581,270	$544,877

      The increase in net interest income from the Banking Segment was primarily attributable to growth in the average investment in mortgage loans in the Bank and CWL. Average assets in the Banking Segment increased to $77.3 billion during the quarter ended September 30, 2005, an increase of $43.5 billion, or 129% over the year-ago period. Partially offsetting this increase, the net interest margin decreased to 1.99% during the quarter ended September 30, 2005 from 2.45% during the year-ago period. Net interest margin experienced compression during the quarter ended September 30, 2005 from the year-ago period mainly as a result of a lag in the re-pricing of the Bank’s loan portfolio compared to the increase in the cost of its interest-bearing liabilities, and to the large volume of loans held by the Bank that are earning interest at their reduced introductory interest rates.
      The decrease in net interest income from Mortgage Banking Segment loans and securities reflects a decrease in net interest margin from the year-ago period. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. Short-term interest rates rose while long-term mortgage interest rates remained flat between the year-ago period and the quarter ended September 30, 2005, reducing the net interest margin.

      Interest expense allocated to the Loan Servicing Sector increased primarily due to a higher cost of funds driven by an increase in interest rates combined with an increase in total Servicing Sector assets.
      Net interest income from custodial balances increased in the current period due to an increase in the earnings rate from 1.29% during the quarter ended September 30, 2004 to 3.48% during the quarter ended September 30, 2005, and due to an increase of $9.2 billion in average custodial balances over the year-ago period. The increased earnings on custodial balances were partially offset by an increase in the interest that we pass through to security holders. We are required to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $98.9 million and $66.2 million in the quarters ended September 30, 2005 and 2004, respectively.
      The decrease in interest income related to reperforming loans is a result of a decrease in the average balance of such loans held.
      The decrease in net interest income from the Capital Markets securities portfolio is attributable to a decrease in the net interest margin from 0.86% in the quarter ended September 30, 2004 to 0.52% in the quarter ended September 30, 2005, partially offset by an increase of 36% in the average inventory of securities held. The decrease in the net interest margin earned on the securities portfolio is primarily due to a larger increase in short-term financing rates versus the increase in rates in the longer-term securities held by the Capital Markets Segment. The decline in net interest income was partially offset by an increase in gain on sale.

Loan Servicing Fees and Other Income from Retained Interests
      Loan servicing fees and other income from retained interests are summarized below:

	Quarter Ended
	September 30,

	2005	2004

	(In thousands)
Servicing fees, net of guarantee fees	$826,189	$597,800
Income from other retained interests	108,181	90,778
Prepayment penalties	62,519	39,304
Late charges	61,583	45,677
Global Operations Segment subservicing fees	26,655	26,232
Ancillary fees	18,406	13,149

Total loan servicing fees and other income from retained interests	$1,103,533	$812,940

      The increase in servicing fees, net of guarantee fees, was principally due to a 32% increase in the average servicing portfolio, plus an increase in the overall annualized net service fee earned from 0.319% of the average portfolio balance during the quarter ended September 30, 2004 to 0.333% during the quarter ended September 30, 2005.
      The increase in income from other retained interests was due primarily to a 21% increase in the average investment in these assets from the quarter ended September 30, 2004 to quarter ended September 30, 2005. The yield excludes any impairment charges, which are included in recovery (impairment) of retained interests in the consolidated statement of earnings. These investments include interest-only and principal-only securities as well as residual interests that arise from the securitization of mortgage loans, particularly Nonprime Mortgage and Prime Home Equity Loans.

Amortization of Mortgage Servicing Rights
      We recorded amortization of MSRs of $653.4 million, or an annual rate of 23.6%, during the quarter ended September 30, 2005 as compared to $394.1 million, or an annual rate of 17.5%, during the quarter ended September 30, 2004. The amortization rate of MSRs is dependent on the forecasted prepayment speeds at the beginning of the period. Mortgage interest rates at the beginning of the current quarter were lower than the year-ago period and as a result, the forecasted prepayment speeds were higher in the current quarter. This resulted in a higher amortization rate in the quarter ended September 30, 2005 than in the year-ago period. The increase in amortization in the current quarter is the result of the higher amortization rate combined with a larger MSR asset.

Recovery (Impairment) of Retained Interests and Servicing Hedge (Losses) Gains
      Recovery (impairment) of retained interests and Servicing Hedge (losses) gains are detailed below:

	Quarter Ended
	September 30,

	2005	2004

	(In thousands)
Recovery (impairment) of retained interests:
MSRs:
Recovery (impairment)	$667,589	$(795,776)
Increase in MSR cost basis through application of hedge accounting:
Change in fair value attributable to hedged risk	247,775	—

Total recovery (impairment) of MSRs	915,364	(795,776)
Other retained interests	(61,697)	162

	$853,667	$(795,614)

Servicing Hedge (losses) gains recorded in earnings	$(837,241)	$590,967

      Recovery of previously recorded MSR impairment and the increase in the MSR cost basis through the application of hedge accounting during the quarter ended September 30, 2005 resulted from an increase in the estimated fair value of MSRs, primarily driven by the increase in mortgage interest rates during the period. MSR impairment in the quarter ended September 30, 2004 resulted generally from a decrease in the MSR’s estimated fair value, driven by a decrease in mortgage interest rates during that period. In the quarter ended September 30, 2005, we recognized impairment of other retained interests, primarily as a result of a decline in the value of such securities. The collateral underlying certain of these residuals is fixed-rate while the pass-through rate is floating. An increase in projected short-term interest rates during both periods caused compression of the spread on such residuals, which resulted in a decline in their value.
      Long-term Treasury and swap rates increased during the quarter ended September 30, 2005. The increase resulted in a Servicing Hedge loss. In addition time value decay on the options included in the Servicing Hedge amounted to $139 million during the period. The net result is a loss of $837.2 million in the quarter ended September 30, 2005. During the quarter ended September 30, 2004, the Servicing Hedge generated a gain of $591.0 million. This gain resulted from a decrease in long-term Treasury and swap rates during the quarter ended September 30, 2004, offset by time value decay of $125 million.

Net Insurance Premiums Earned
      The increase in net insurance premiums earned of $45.3 million is due to an increase in premiums earned on the voluntary homeowners and auto lines of business and an increase in reinsurance premiums earned and includes a reduction of $9.2 million relating to an adjustment to a catastrophic reinsurance reinstatement fee paid to reinsurers as a result of the current period hurricane losses.

Commissions and Other Revenue
      Commissions and other revenue consisted of the following:

	Quarter Ended
	September 30,

	2005	2004

	(In thousands)
Appraisal fees, net	$31,100	$20,538
Credit report fees, net	20,425	18,652
Global Operations Segment processing fees	18,236	20,208
Title services	12,024	11,449
Insurance agency commissions	8,338	14,959
Increase in cash surrender value of life insurance	4,708	13,184
Other	43,838	35,773

Total commissions and other revenue	$138,669	$134,763

Compensation Expenses
      Our average workforce by segment is summarized below:

	Quarter Ended
	September 30,

	2005	2004

Mortgage Banking	39,408	30,713
Banking	1,911	1,087
Capital Markets	644	551
Insurance	2,065	1,860
Global Operations	2,708	2,163
Corporate Administration	4,500	3,901

Average workforce, including temporary staff	51,236	40,275

      Compensation expenses are summarized below:

	Quarter Ended
	September 30,

	2005	2004

	(In thousands)
Base salaries	$524,533	$430,835
Incentive bonus and commissions	564,296	450,760
Payroll taxes and benefits	173,167	106,473
Deferral of loan origination costs	(273,382)	(137,684)

Total compensation expenses	$988,614	$850,384

      Compensation expenses increased $138.2 million, or 16%, during the quarter ended September 30, 2005 as compared to the year-ago period. In the Loan Production Sector, compensation expenses, prior to the deferral of loan origination costs, increased $178.6 million, or 27%, because of a 30% increase in average staff. In the Loan Servicing Sector, compensation expense rose $19.0 million, or 27%, to accommodate a 22% increase in the number of loans serviced. Compensation expenses increased in most other business segments and corporate areas, reflecting growth in the Company.
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

Occupancy and Other Office Expenses
      Occupancy and other office expenses are summarized below:

	Quarter Ended
	September 30,

	2005	2004

	(In thousands)
Office and equipment rentals	$47,289	$37,730
Utilities	40,040	33,087
Depreciation expense	38,875	28,393
Postage and courier service	26,595	21,624
Office supplies	20,546	15,072
Dues and subscriptions	15,247	12,818
Repairs and maintenance	13,471	10,717
Other	26,200	(3,833)

Total occupancy and other office expenses	$228,263	$155,608

      Occupancy and other office expenses for the quarter ended September 30, 2005 increased by $72.7 million primarily to accommodate a 27% increase in the average workforce.

Insurance Claim Expenses
      Insurance claim expenses were $183.8 million for the quarter ended September 30, 2005 as compared to $106.7 million for the year-ago period. The increase in insurance claim expenses was due mainly to growth in our insured risk and recognition of $98.4 million of hurricane losses during the current quarter, compared to $23.2 million in the year-ago period.

Advertising and Promotion Expenses
      Advertising and promotion expenses increased 19% from the quarter ended September 30, 2004, because of a shift in the mortgage loan production market towards purchase activity. These expenses are customarily lower when low interest rates drive increased consumer demand for mortgages.

Other Operating Expenses
      Other operating expenses are summarized below:

	Quarter Ended
	September 30,

	2005	2004

	(In thousands)
Insurance commission expense	$46,673	$29,288
Legal, consulting, accounting and auditing fees	37,936	32,416
Losses on servicing-related advances	33,637	23,161
Travel and entertainment	30,329	22,286
Software amortization and impairment	19,421	10,649
Insurance	17,005	9,285
Taxes and licenses	11,776	10,107
Other	48,131	42,719
Deferral of loan origination costs	(42,015)	(17,884)

Total other operating expenses	$202,893	$162,027

      Losses on servicing-related advances include a $26.4 million provision for losses relating to FHA-insured and VA-guaranteed loans secured by properties damaged by Hurricane Katrina.
Results of Operations Comparison — Nine Months Ended September 30, 2005 and 2004

Consolidated Earnings Performance
      Our diluted earnings per share for the nine months ended September 30, 2005 were $3.07, a 2% increase from diluted earnings per share for the nine months ended September 30, 2004. Net earnings were $1,889.2 million for the nine months ended September 30, 2005, a 3% increase from the year-ago period.
      The increase in our earnings was primarily the result of an increase in the profitability of our Banking Segment which produced pre-tax earnings of $745.4 million, up 92% from the year-ago period. This increase was primarily due to a 127% increase in average interest-earning assets at Countrywide Bank from the year-ago period. The increase in profitability of our Banking Segment was partially offset by a 4 percent decline in Mortgage Banking earnings, which produced pre-tax earnings of $2,000.6 million for the nine months ended September 30, 2005. The decrease in the profitability of our Mortgage Banking Segment was due to reduced production margins, partially offset by improved profitability in loan servicing. Loan servicing earnings increased primarily from higher revenues resulting from a 32% increase in the size of the Company’s average loan servicing portfolio.

Operating Segment Results
      Pre-tax earnings (loss) by segment are summarized below:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Mortgage Banking:
Loan Production	$1,557,523	$2,166,986
Loan Servicing	363,958	(155,693)
Loan Closing Services	79,135	64,146

Total Mortgage Banking	2,000,616	2,075,439

Banking	745,365	387,862
Capital Markets	318,940	332,917
Insurance	80,166	130,152
Global Operations	17,513	31,225
Other	(27,044)	(3,259)

Total	$3,135,556	$2,954,336

      The pre-tax earnings (loss) of each segment include intercompany transactions, which are eliminated in the “other” category above.
      Mortgage loan production by segment and product, net of intercompany sales, is summarized below:

	Nine Months Ended
	September 30,

	2005	2004

	(In millions)
Segment:
Mortgage Banking	$311,029	$232,993
Banking	34,389	20,664
Capital Markets:
Conduit acquisitions	12,399	14,034
Commercial real estate	2,409	3

	$360,226	$267,694

Product:
Prime Mortgage	$293,957	$217,643
Nonprime Mortgage	32,457	28,400
Prime Home Equity	31,403	21,648
Commercial real estate	2,409	3

	$360,226	$267,694

      The following table summarizes loan production by purpose and by interest rate type:

	Nine Months Ended
	September 30,

	2005	2004

	(In millions)
Purpose:
Non-purchase	$187,793	$137,779
Purchase	172,433	129,915

	$360,226	$267,694

Interest Rate Type:
Adjustable Rate	$190,644	$138,711
Fixed Rate	169,582	128,983

	$360,226	$267,694

Mortgage Banking Segment
      The Mortgage Banking Segment includes the Loan Production, Loan Servicing and Loan Closing Services Sectors.

Loan Production Sector
      The pre-tax earnings of the Loan Production Sector are summarized below:

	Nine Months Ended September 30,

	2005		2004

		Percentage of		Percentage of
		Loan		Loan
		Production		Production
	Amount	Volume	Amount	Volume

	(Dollar amounts in thousands)
Revenues:
Prime Mortgage	$2,535,384		$2,457,822
Nonprime Mortgage	887,646		993,738
Prime Home Equity	650,019		875,896

Total revenues	4,073,049	1.31%	4,327,456	1.86%

Expenses:
Compensation	1,527,442	0.49%	1,368,623	0.59%
Other operating	702,102	0.23%	495,633	0.21%
Allocated corporate	285,982	0.09%	296,214	0.13%

Total expenses	2,515,526	0.81%	2,160,470	0.93%

Pre-tax earnings	$1,557,523	0.50%	$2,166,986	0.93%

      Despite an increase in loan production and sales, revenues decreased over the year-ago period due primarily to decreased gain on sale margins combined with lower net interest income. In the nine months ended September 30, 2005, $295.7 billion of mortgage loans, or 95% of loan production, was sold compared to $241.0 billion of mortgage loans, or 103% of loan production, in the nine months ended September 30, 2004. This decline in sales as a percentage of production contributed to the decline in revenues as a percentage of mortgage loan production in the current nine months.
      Expenses increased from the year-ago period, primarily due to an increase in loan production. High levels of productivity helped reduce expenses expressed as a percentage of production compared to the prior year.

We continued to expand our loan production operations in the nine months ended September 30, 2005 to continue support of our long-term objective of market share growth.
      Mortgage Banking loan production volume for the nine months ended September 30, 2005 increased 33% from the year-ago period. The increase was due to a rise in purchase and non-purchase loan production of 31% and 36%, respectively, reflecting an increase in market share.
      The following table summarizes Mortgage Banking loan production by purpose and by interest rate type:

	Nine Months Ended
	September 30,

	2005	2004

	(In millions)
Purpose:
Non-purchase	$162,878	$119,610
Purchase	148,151	113,383

	$311,029	$232,993

Interest Rate Type:
Fixed rate	$159,130	$121,665
Adjustable rate	151,899	111,328

	$311,029	$232,993

      While virtually unchanged as a percentage of total loans funded, the volume of Mortgage Banking Nonprime Mortgage and Prime Home Equity Loans produced (which is included in our total volume of loans produced) increased 36% during the nine months ended September 30, 2005 compared to the year-ago period. Details are shown in the following table:

	Nine Months Ended
	September 30,

	2005	2004

	(Dollar amounts in
	millions)
Nonprime Mortgage Loans	$29,256	$23,771
Prime Home Equity Loans	23,838	15,389

	$53,094	$39,160

Percent of total Mortgage Banking loan production	17.1%	16.8%

      During the nine months ended September 30, 2005, the Loan Production Sector operated at approximately 112% of planned operational capacity, compared to 111% during the year-ago period.
      The following table shows total Mortgage Banking loan production volume by division:

	Nine Months Ended
	September 30,

	2005	2004

	(In millions)
Correspondent Lending	$141,157	$99,062
Consumer Markets	87,173	70,198
Wholesale Lending	60,030	52,845
Full Spectrum Lending	17,723	10,888
Countrywide Bank	4,946	—

	$311,029	$232,993

Loan Servicing Sector
      The following table summarizes the results for the Loan Servicing Sector:

	Nine Months Ended September 30,

	2005		2004

		Percentage of		Percentage of
		Average		Average
		Servicing		Servicing
	Amount	Portfolio(1)	Amount	Portfolio(1)

		(Dollar amounts in thousands)
Servicing fees, net of guarantee fees	$2,307,775	0.333%	$1,722,152	0.327%
Miscellaneous fees	367,250	0.053%	409,834	0.078%
Income from other retained interests	333,296	0.048%	279,972	0.053%
Escrow balance income (expense)	226,999	0.033%	(95,084)	(0.018)%
Amortization of mortgage servicing rights	(1,607,911)	(0.232)%	(1,377,728)	(0.262)%
Impairment of retained interests	(211,333)	(0.031)%	(612,132)	(0.116)%
Servicing hedge (losses) gains	(242,375)	(0.034)%	114,312	0.022%

Total servicing revenues	1,173,701	0.170%	441,326	0.084%

Operating expenses	494,056	0.071%	334,454	0.064%
Allocated corporate expenses	46,686	0.007%	56,678	0.011%

Total servicing expenses	540,742	0.078%	391,132	0.075%

Interest expense	269,001	0.039%	205,887	0.039%

Pre-tax earnings (loss)	$363,958	0.053%	$(155,693)	(0.030)%

Average servicing portfolio	$922,747,000		$701,309,000

(1)	Annualized
      Our servicing portfolio grew to $1,047.6 billion at September 30, 2005, a 33% increase from September 30, 2004. At the same time, the overall weighted-average note rate of loans in our servicing portfolio increased to 6.0% from 5.9% at September 30, 2004.
      Pre-tax earnings in the Loan Servicing Sector were $364.0 million during the nine months ended September 30, 2005, an improvement of $519.7 million from the year-ago period. Pre-tax earnings in the Loan Servicing Sector increased primarily due to a $585.6 million increase in the net servicing fees, which was caused by a 32% increase in the average servicing portfolio. In addition, escrow balance benefit increased by $322.1 million due to an increase in short-term interest rates. Partially offsetting these increases was an increase in amortization and impairment, net of Servicing Hedge, of $186.1 million to $2,061.6 million during the current period.

Loan Closing Services Sector
      The LandSafe companies produced $79.1 million in pre-tax earnings, an increase of 23% from the year-ago period. The increase in LandSafe’s pre-tax earnings was primarily due to the increase in our loan origination activity.

Banking Segment
      The Banking Segment achieved pre-tax earnings of $745.4 million during the nine months ended September 30, 2005, as compared to $387.9 million for the year-ago period. Following is the composition of pre-tax earnings by component:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Banking Operations	$703,393	$352,922
Countrywide Warehouse Lending (“CWL”)	65,560	51,489
Allocated corporate expenses	(23,588)	(16,549)

Total Banking Segment pre-tax earnings	$745,365	$387,862

      The revenues and expenses of Banking Operations are summarized in the following table:

	Nine Months Ended
	September 30,

	2005	2004

	(Dollar amounts in
	thousands)
Interest income	$2,211,265	$850,223
Interest expense	(1,307,624)	(405,230)

Net interest income	903,641	444,993
Provision for loan losses	(71,463)	(29,438)

Net interest income after provision for loan losses	832,178	415,555
Non-interest income	107,806	50,509
Non-interest expense	(236,591)	(113,142)

Pre-tax earnings	$703,393	$352,922

Efficiency ratio(1)	22%	21%
After-tax return on average assets	0.98	1.14%

(1)	Non-interest expense reduced by mortgage insurance divided by the sum of net interest income plus non-interest income.

      The increase in net interest income is primarily due to a $32.0 billion or 127% increase in average interest-earning assets, as summarized below:

	Nine Months Ended September 30,

	2005			2004

		Interest	Annualized		Interest	Annualized
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Interest-earning assets:
Mortgage loans(1)	$49,539,769	$1,957,245	5.27%	$21,183,950	$743,501	4.68%
Securities available for sale(2)	6,123,269	210,533	4.58%	2,910,392	87,197	3.99%
Short-term investments	495,642	10,996	2.93%	638,066	5,357	1.10%
Other investments	1,061,780	32,491	4.09%	505,866	14,168	3.74%

Total interest-earning assets	57,220,460	2,211,265	5.16%	25,238,274	850,223	4.49%
Allowance for loan losses	(65,383)			(24,139)
Other assets	679,545			345,701

Total non interest-earning assets	614,162			321,562

Total assets	$57,834,622			$25,559,836

Interest-bearing liabilities:
Money market deposits	$2,323,968	59,808	3.44%	$566,521	8,847	2.09%
Savings	1,207	13	1.47%	1,761	23	1.74%
Escrow deposits	10,835,877	237,543	2.93%	7,588,982	61,939	1.09%
Time deposits	14,943,793	387,925	3.47%	5,454,897	125,337	3.07%

Total interest-bearing deposits	28,104,845	685,289	3.26%	13,612,161	196,146	1.92%
FHLB advances	20,976,798	529,183	3.33%	9,099,735	204,220	2.95%
Other borrowed funds	3,951,381	93,152	3.11%	571,845	4,864	1.12%

Total borrowed funds	24,928,179	622,335	3.29%	9,671,580	209,084	2.84%
Total interest-bearing liabilities	53,033,024	1,307,624	3.28%	23,283,741	405,230	2.31%
Non interest-bearing liabilities and equity
Non interest-bearing checking	340,283			106,994
Other liabilities	834,149			241,859
Shareholders’ equity	3,627,166			1,927,242

Total non interest-bearing liabilities and equity	4,801,598			2,276,095

Total liabilities and shareholders’ equity	$57,834,622			$25,559,836

Net interest income		$903,641			$444,993

Net interest spread(3)			1.88%			2.18%
Net interest margin(4)			2.11%			2.36%

(1)	Average balances include nonaccrual loans.

(2)	Average balances and yields for securities available for sale are based on average amortized cost computed on the settlement date basis.

(3)	Calculated as yield on total average interest-earning assets less rate on total average interest-bearing liabilities.

(4)	Calculated as net interest income divided by total average interest-earning assets.
      The provision for loan losses increased during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to the increase in mortgage loans held for investment along with the continued seasoning of the loans we have added during the past years. We expect our provision for loan losses and the related allowance for loan losses to increase as a percentage of our portfolio of loans held for investment as our portfolio continues to season. The impact of the increase in the allowance for loan losses will be partially mitigated by the addition of new loans to our portfolio.
      The Banking Segment also includes the operation of CWL. CWL’s pre-tax earnings increased by $14.1 million during the nine months ended September 30, 2005 in comparison to the year-ago period, primarily due to a 61% increase in average mortgage warehouse advances, which resulted primarily from an overall increase in activity with Mortgage Banking Segment customers.
Capital Markets Segment
      Our Capital Markets Segment achieved pre-tax earnings of $318.9 million for the nine months ended September 30, 2005, a decrease of $14.0 million, or 4%, from the year-ago period. Total revenues were $561.0 million, an increase of $9.0 million, or 2%, compared to the year-ago period. During the nine months ended September 30, 2005, market conditions caused by rising short-term interest rates and a flattening of the yield curve have resulted in lower revenue from conduit and securities trading operations. Partially offsetting this decline, Capital Markets began to realize revenue from its commercial real estate finance activities. The Capital Markets Segment has expanded its capacity to invest in the development of new lines of business such as commercial real estate finance and broker-dealer operations in Japan, which largely contributed to an increase in expenses of $23.0 million, or 11%, compared to the year-ago period.
      The following table shows revenues, expenses and pre-tax earnings of the Capital Markets Segment:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Revenues:
Conduit	$221,442	$225,896
Underwriting	190,633	224,272
Securities trading	67,360	89,554
Commercial real estate	44,585	345
Brokering	21,857	13,346
Other	15,109	(1,473)

Total revenues	560,986	551,940
Expenses:
Operating expenses	231,282	211,522
Allocated corporate expenses	10,764	7,501

Total expenses	242,046	219,023

Pre-tax earnings	$318,940	$332,917

      During the nine months ended September 30, 2005, the Capital Markets Segment generated revenues totaling $221.4 million from its conduit activities, which includes managing the acquisition and sale or securitization of whole loans on behalf of CHL. Conduit revenues for the nine months ended September 30, 2005 decreased 2% in comparison to the year-ago period, primarily because of a decrease in margins, driven by flattening of yield curve and increased competition.
      Underwriting revenues decreased $33.6 million over the year-ago period because of decreased underwriting of CHL securitizations by Capital Markets and a decrease in margins.
      Securities trading revenues declined 25% due to a decline in conforming mortgage securities trading margins and volume. Trading volumes declined 4% from the year-ago period excluding U.S. Treasury securities. Including U.S. Treasury securities, the total securities volume traded increased 14% over the year-ago period.
      During the nine months ended September 30, 2005, the commercial real estate finance activities of the Capital Markets Segment generated revenues totaling $44.6 million primarily from sales of commercial real estate loans. Our commercial real estate finance activities were in their startup period during the first nine months of 2004.
      The following table shows the composition of CSC securities trading volume, which includes intersegment trades with the mortgage banking operations, by instrument:

	Nine Months Ended
	September 30,

	2005	2004

	(In millions)
Mortgage-backed securities	$1,403,555	$1,449,809
Asset-backed securities	113,044	138,092
Other	66,598	62,191

Subtotal(1)	1,583,197	1,650,092
U.S. Treasury securities	1,104,291	716,720

Total securities trading volume	$2,687,488	$2,366,812

(1)	Approximately 16% and 15% of the segment’s non-U.S. Treasury securities trading volume was with CHL during the nine months ended September 30, 2005 and 2004, respectively.
Insurance Segment
      The Insurance Segment’s pre-tax earnings decreased 38% over the year-ago period, to $80.2 million. The following table shows pre-tax earnings by business line:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Balboa Reinsurance Company	$120,447	$97,180
Balboa Life and Casualty Operations(1)	(25,546)	51,739
Allocated corporate expenses	(14,735)	(18,767)

Total Insurance Segment pre-tax earnings	$80,166	$130,152

(1)	Includes the Balboa Life and Casualty Group and the Countrywide Insurance Services Group.

      The following table shows net insurance premiums earned:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Balboa Reinsurance Company	$131,526	$115,508
Balboa Life and Casualty Operations	523,549	461,905

Total net insurance premiums earned	$655,075	$577,413

      The following table shows insurance claim expenses:

	Nine Months Ended September 30,

	2005		2004

		As Percentage		As Percentage
		of Net		of Net
		Earned		Earned
	Amount	Premiums	Amount	Premiums

	(Dollar amounts in thousands)
Balboa Reinsurance Company	$31,144	24%	$29,584	26%
Balboa Life and Casualty Operations	317,335	61%	245,564	53%

Total insurance claim expenses	$348,479		$275,148

      Our mortgage reinsurance business produced $120.4 million in pre-tax earnings, an increase of 24% over the year-ago period, driven primarily by growth of 5% in the mortgage loans included in our loan servicing portfolio that are covered by reinsurance contracts, along with a reduced provision, as a percentage of premiums earned, for insured losses due to faster-than expected prepayments of older pools of reinsured loans.
      Our Life and Casualty insurance business produced pre-tax loss of $25.5 million, a decrease of $77.3 million from the year-ago period. The decline in earnings was driven by $104.3 million in catastrophe losses, including $98.4 million relating to the hurricanes that struck the Gulf Coast states in the third quarter, in comparison to $23.2 million incurred in the year-ago period. The impact of these losses was partially offset by a $61.6 million, or 13%, increase in net earned premiums during the nine months ended September 30, 2005 in comparison to the year-ago period. The increase in net earned premiums was primarily attributable to an increase in voluntary homeowners and auto insurance and includes a reduction of $9.2 million relating to a catastrophic reinsurance reinstatement fee paid to reinsurers relating to the hurricane losses in the current period.
Global Operations Segment
      Global Operations pre-tax earnings totaled $17.5 million, a decrease of $13.7 million from the year-ago period. The decrease in earnings was due to a 40% decline in the number of new mortgage loans processed.

Detailed Line Item Discussion of Consolidated Revenue and Expense Items

Gain on Sale of Loans and Securities
      Gain on sale of loans and securities is summarized below:

	Nine Months Ended September 30,

	2005			2004

		Gain on Sale			Gain on Sale

			As Percentage			As Percentage
	Loans Sold	Amount	of Loans Sold	Loans Sold	Amount	of Loans Sold

	(Dollar amounts in thousands)
Mortgage Banking:
Prime Mortgage Loans	$246,974,065	$2,181,008	0.88%	$200,483,749	$1,883,934	0.94%
Nonprime Mortgage Loans	31,523,425	742,391	2.36%	21,771,622	793,117	3.64%
Prime Home Equity Loans	17,233,196	501,137	2.91%	18,737,801	556,451	2.97%

Production Sector	295,730,686	3,424,536	1.16%	240,993,172	3,233,502	1.34%
Reperforming loans	1,001,989	29,475	2.94%	2,395,139	116,019	4.84%

	$296,732,675	3,454,011		$243,388,311	3,349,521

Capital Markets:
Conduit activities(1)	$42,134,334	184,750	0.44%	$32,911,505	197,614	0.60%
Underwriting	N/A	157,490	N/A	N/A	174,782	N/A
Commercial real estate	$1,568,656	42,800	2.73%	N/A	77	N/A
Securities trading and other	N/A	(64,472)	N/A	N/A	(187,139)	N/A

		320,568			185,334
Other	N/A	17,573	N/A	N/A	24,896	N/A

		$3,792,152			$3,559,751

(1)	Includes intercompany sales
      Gain on sale of Prime Mortgage Loans increased in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due primarily to an increase in the volume of loans sold partially offset by lower margins resulting from increased pricing competition.
      Gain on sale of Nonprime Mortgage Loans decreased in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due primarily to lower margins resulting from increased pricing competition, partially offset by increased sales of Nonprime Mortgage Loans.
      Gain on sale of Prime Home Equity Loans decreased in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due primarily to a decrease in the volume of loans sold.
      Gain on sale of Reperforming Loans decreased in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due primarily to a decrease in the volume of loans sold combined with lower margins.
      A change in Ginnie Mae rules related to the repurchase of defaulted loans from Ginnie Mae securities has reduced the amount of loans available for repurchase, which has contributed to a lower gain on sale related to these items.
      The decrease in Capital Markets’ gain on sale related to its conduit activities was due to a decline in margins partially offset by increased sales of mortgage loans. Capital Markets’ revenues from its securities trading activities consist of gain on sale and interest income. In a steep yield curve environment, net interest income will comprise a larger percentage of total securities trading revenue. As the yield curve flattens, the mix of revenues will naturally shift toward gain on sale of securities. During the nine months ended September 30, 2005 the yield curve was flatter than in the year-ago period, which resulted in a shift in trading revenues from interest income to gain on sale. The decrease in loss on sale of the trading securities was more than offset by a decline in net interest income due to the overall decline in trading margins.

Net Interest Income
      Net interest income is summarized below:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Net interest income (expense):
Banking Segment loans and securities	$941,312	$481,468
Mortgage Banking Segment loans and securities	472,716	1,026,760
Loan Servicing Sector interest expense	(292,309)	(254,561)
Interest income (expense) on custodial balances	226,999	(95,084)
Reperforming loans	62,700	78,997
Capital Markets Segment securities portfolio	190,116	312,206
Other	51,964	34,194

Net interest income	1,653,498	1,583,980
Provision for loan losses related to loans held for investment	(91,557)	(48,888)

Net interest income after provision for loan losses	$1,561,941	$1,535,092

      The increase in net interest income from the Banking Segment was primarily attributable to growth in the average investment in mortgage loans in the Bank and CWL. Average assets in the Banking Segment increased to $63.0 billion during the nine months ended September 30, 2005, an increase of $34.2 billion over the year-ago period. The net interest margin decreased to 2.05% during the nine months ended September 30, 2005 from 2.29% during the year-ago period.
      The decrease in net interest income from Mortgage Banking loans and securities reflects primarily a flattening of the yield curve during the nine months ended September 30, 2005 as compared to the year-ago period. The Mortgage Banking Segment loan and securities inventory is primarily financed with borrowings tied to short-term indices. Short-term interest rates rose while long-term mortgage interest rates declined slightly between the year-ago period and the nine months ended September 30, 2005, reducing the net interest income relating to outstanding balances. The decline in net interest margin was not offset by an increase in gain on sale due to price competition.
      Interest expense allocated to the Loan Servicing Sector increased primarily due to an increase in total Servicing Sector assets combined with an increase in cost of funds.
      Net interest income from custodial balances increased in the current period due to an increase in the earnings rate on the custodial balances from 0.98% during the nine months ended September 30, 2004 to 2.97% during the nine months ended September 30, 2005, resulting from an increase in short-term interest rates and to an increase in average custodial balances of $4.3 billion or 25% over the year-ago period. We are required to pass through monthly interest to security holders on paid-off loans at the underlying security rates, which were substantially higher than the short-term rates earned by us on the payoff float. The amount of such interest passed through to the security holders was $248.3 million and $220.2 million in the nine months ended September 30, 2005 and 2004, respectively.

      The decrease in interest income related to reperforming loans is a result of a decrease in the average balance of such loans held.
      The decrease in net interest income from the Capital Markets securities portfolio is attributable to a decrease in the net interest margin from 1.00% in the nine months ended September 30, 2004 to 0.50% in the nine months ended September 30, 2005, partially offset by an increase of 23% in the average inventory of securities held. The decrease in net interest margin on the securities portfolio is primarily due to a larger increase in short-term financing rates versus the increase in rates in the longer-term securities held by the Capital Markets Segment. The decline in net interest income was partially offset by an increase in gain on sale of securities.

Loan Servicing Fees and Other Income from Retained Interests
      Loan servicing fees and other income from retained interests are summarized below:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Servicing fees, net of guarantee fees	$2,307,775	$1,722,152
Income from other retained interests	333,296	279,972
Late charges	174,302	130,948
Prepayment penalties	142,032	119,281
Global Operations Segment subservicing fees	82,385	79,209
Ancillary fees	55,250	40,791

Total loan servicing fees and other income from retained interests	$3,095,040	$2,372,353

      The increase in servicing fees, net of guarantee fees, was principally due to a 32% increase in the average servicing portfolio, plus an increase in the overall annualized net service fee earned from 0.327% of the average portfolio balance during the nine months ended September 30, 2004 to 0.333% during the nine months ended September 30, 2005.
      The increase in income from other retained interests was due primarily to a 19% increase in the average investment in these assets.

Amortization of Mortgage Servicing Rights
      We recorded amortization of MSRs of $1,607.9 million, or an annual rate of 20.5%, during the nine months ended September 30, 2005 as compared to $1,377.7 million, or an annual rate of 21.4%, during the nine months ended September 30, 2004. The amortization rate of MSRs is dependent on the forecasted prepayment speeds at the beginning of each quarter during the period. On average mortgage rates at the beginning of the quarterly periods during the current period were lower than the year-ago period, however the average of the portfolio note rates was lower over the same period and as a result, the average forecasted prepayment speeds were lower in the current period. This resulted in a lower amortization rate for the nine months ended September 30, 2005 than in the year-ago period. Dollar amortization was higher primarily due to the higher MSR asset balance during the period.

(Impairment) Recovery of Retained Interests and Servicing Hedge (Losses) Gains
      (Impairment) recovery of retained interests and Servicing Hedge (losses) gains are detailed below:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
(Impairment) recovery of retained interests:
MSRs:
Recovery (impairment)	$332,113	$(340,455)
Reduction of MSR cost basis through application of hedge accounting:
Change in fair value attributable to hedged risk	(245,655)	—

Total recovery (impairment) of MSRs	86,458	(340,455)
Other retained interests	(296,396)	(271,677)

	$(209,938)	$(612,132)

Servicing Hedge (losses) gains recorded in earnings	$(242,375)	$114,312

      Total recovery of MSRs during the nine months ended September 30, 2005 resulted from an increase in the estimated fair value of MSRs resulting primarily from the increase in mortgage interest rates during the period. MSR impairment in the nine months ended September 30, 2004 resulted generally from a decrease in their estimated fair value driven by a slight decrease in mortgage rates during the period. In the nine months ended September 30, 2005 and 2004, we recognized impairment of other retained interests, primarily as a result of a decline in the value of such securities. The collateral underlying certain of these residuals is fixed-rate while the pass-through rate is floating. An increase in projected short-term interest rates during both periods caused compression of the spread on such residuals, which resulted in a decline in their value.
      Long-term Treasury and swap interest rates increased during the nine months ended September 30, 2005. The increase resulted in a Servicing Hedge loss of $242.4 million. During the nine months ended September 30, 2004, the Servicing Hedge generated a gain of $114.3 million. This gain resulted from a decrease in long-term Treasury and swap rates during the nine months ended September 30, 2004.

Net Insurance Premiums Earned
      The increase in net insurance premiums earned of $77.7 million is due to an increase in premiums earned on the voluntary homeowners and auto lines of business and in reinsurance premiums earned.

Commissions and Other Revenue
      Commissions and other revenue consisted of the following:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Appraisal fees, net	$78,857	$53,975
Credit report fees, net	59,441	53,904
Global Operations Segment processing fees	46,915	59,717
Title services	34,676	34,203
Insurance agency commissions	19,995	46,932
Increase in cash surrender value of life insurance	5,897	13,970
Other	134,681	117,705

Total commissions and other revenue	$380,462	$380,406

Compensation Expenses
      Average workforce by segment is summarized below:

	Nine Months Ended
	September 30,

	2005	2004

Mortgage Banking	35,839	28,803
Banking	1,708	952
Capital Markets	608	520
Insurance	1,994	1,816
Global Operations	2,511	2,066
Corporate Administration	4,264	3,605

Average workforce, including temporary staff	46,924	37,762

      Compensation expenses are summarized below:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Base salaries	$1,442,419	$1,172,582
Incentive bonus and commissions	1,427,527	1,193,222
Payroll taxes and benefits	461,222	347,317
Deferral of loan origination costs	(705,932)	(411,983)

Total compensation expenses	$2,625,236	$2,301,138

      Compensation expenses increased $324.1 million, or 14%, during the nine months ended September 30, 2005 as compared to the year-ago period. In the Loan Production Sector, compensation expenses, increased $405.4 million, or 23%, prior to the deferral of loan origination costs, because of a 27% increase in average staff.
      In the Loan Servicing Sector, compensation expense rose $44.1 million, or 22%, to accommodate a 22% increase in the number of loans serviced. Compensation expenses increased in most other business segments and corporate areas, reflecting growth in the Company.

Occupancy and Other Office Expenses
      Occupancy and other office expenses are summarized below:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Depreciation expense	$136,818	$80,925
Office and equipment rentals	133,956	108,213
Utilities	109,150	90,403
Postage and courier service	74,125	65,844
Office supplies	54,682	42,674
Dues and subscriptions	38,823	32,053
Repairs and maintenance	35,630	32,650
Other	58,872	1,719

Total occupancy and other office expenses	$642,056	$454,481

      Occupancy and other office expenses for the nine months ended September 30, 2005 increased by $187.6 million primarily to accommodate a 24% increase in the average workforce.

Insurance Claim Expenses
      Insurance claim expenses were $348.5 million for the nine months ended September 30, 2005 as compared to $275.1 million for the year-ago period. The increase in insurance claim expenses was due mainly to growth in our insured risk and an $81.1 million increase in hurricane losses over the year-ago period, partially offset by a decrease in the non-catastrophe related loss ratio experienced on lender-placed property and voluntary homeowners lines of business.

Advertising and Promotion Expenses
      Advertising and promotion expenses increased 36% from the nine months ended September 30, 2004, as a result of a shift in the mortgage loan production market towards purchase activity.

Other Operating Expenses
      Other operating expenses are summarized below:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Insurance commission expense	$114,942	$92,652
Legal, consulting, accounting and auditing fees	91,374	75,969
Losses on servicing-related advances	78,620	39,524
Travel and entertainment	78,453	58,817
Software amortization and impairment	48,087	29,948
Insurance	39,755	38,362
Taxes and licenses	33,685	27,168
Other	132,849	131,672
Deferral of loan origination costs	(109,852)	(51,129)

Total other operating expenses	$507,913	$442,983

      Losses on servicing-related advances consist primarily of losses arising from unreimbursed servicing advances on defaulted loans and credit losses arising from defaulted VA-guaranteed loans. (See the “Credit Risk Management” section of this Report for a further discussion of credit risk.) The increase in losses on servicing-related advances is primarily due to recognition of a provision for losses on guaranteed loans of $26.4 million as a result of Hurricane Katrina.
Quantitative and Qualitative Disclosures About Market Risk
      The primary market risk we face is interest rate risk. Interest rate risk includes the risk that the value of our assets and liabilities will change due to changes in interest rates. Interest rate risk also includes the risk that the net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. From an enterprise perspective, we manage interest rate risk through the natural counterbalance of our loan production and servicing businesses. We also use various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of our interest rate lock commitments, Mortgage Loan Inventory and MBS held for sale, MSRs and other retained interests and trading securities, as well as a portion of our debt. The overall objective of our interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.

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
      The following table summarizes the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of September 30, 2005, given several hypothetical, instantaneous, parallel shifts in the yield curve:

	Change in Fair Value

Change in Interest Rate (Basis Points)	-100	-50	+50	+100

	(In millions)
MSRs and other financial instruments:
MSR and other retained interests	$(2,721)	$(1,282)	$1,017	$1,726
Impact of Servicing Hedge:
Mortgage-based	337	168	(168)	(335)
Swap-based	1,940	784	(388)	(532)
Treasury-based	84	19	—	—

MSRs and other retained interests, net	(360)	(311)	461	859

Committed Pipeline	368	256	(388)	(853)
Mortgage Loan Inventory	1,212	740	(935)	(1,986)
Impact of associated derivative instruments:
Mortgage-based	(1,608)	(982)	1,291	2,773
Treasury-based	209	41	45	118
Eurodollar-based	(130)	(78)	102	214

Committed Pipeline and Mortgage Loan Inventory, net	51	(23)	115	266

Countrywide Bank:
Securities portfolio	89	58	(86)	(190)
Mortgage loans	570	311	(380)	(757)
Deposit liabilities	(261)	(134)	137	275
Federal Home Loan Bank Advances	(288)	(142)	168	301

Countrywide Bank, net	110	93	(161)	(371)

	Change in Fair Value

Change in Interest Rate (Basis Points)	-100	-50	+50	+100

	(In millions)
Notes payable and capital securities	(800)	(398)	392	761
Impact of associated derivative instruments:
Swap-based	93	46	(45)	(88)

Notes payable and capital securities, net	(707)	(352)	347	673

Insurance company investment portfolios	51	27	(28)	(55)

Net change in fair value related to MSRs and other financial instruments	$(855)	$(566)	$734	$1,372

Net change in fair value related to broker-dealer trading securities	$(19)	$(7)	$(1)	$(10)

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

      These sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate certain movements in interest rates; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact the Company’s overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that result from changes in interest rates. In addition, not all of the changes in fair value would affect current period earnings. For example, MSRs are carried by impairment stratum at the lower of amortized cost or market value. Consequently, absent hedge accounting, any increase in the value of a particular MSR stratum above its amortized cost basis would not be reflected in current-period earnings. The total impairment valuation allowance was $689.4 million as of September 30, 2005. On April 1, 2005, we implemented hedge accounting in accordance with SFAS 133 for a portion of our interest rate risk management activities related to our MSRs. In addition, our debt is carried at its unpaid principal balance net of issuance discount or premium; therefore, absent hedge accounting, changes in the market value of our debt are not recorded in current-period earnings. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

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

Credit Risk

Securitization
      We have historically sold most of our mortgage loans shortly after production, generally through securitizations. When we securitize our mortgage loans, we retain limited credit risk. As described in our 2004 Annual Report, the degree to which credit risk on the underlying loans is transferred through the securitization process depends on the structure of the securitization. Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity Loans and Nonprime Mortgage Loans generally are securitized with limited recourse for credit losses.
      Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. These amounts at September 30, 2005 are as follows:

September 30,
2005

(In thousands)
Subordinated Interests:
Prime home equity residual securities	$866,784
Nonprime residual securities	549,845
Prime home equity transferor’s interests	455,989
Nonconforming residual securities	15,180
Subordinated mortgage-backed pass-through securities	2,213

$1,890,011

Corporate guarantees in excess of recorded liability	$339,711

      The carrying value of the residual securities is net of expected future credit losses. The total credit losses incurred for the periods indicated related to all of our mortgage securitization activities are summarized as follows:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Nonprime securitizations with retained residual interest	$46,992	$43,990
Repurchased or indemnified loans	25,505	31,430
Prime home equity securitizations with retained residual interest	22,082	20,035
Prime home equity securitizations with corporate guarantee	9,219	6,088
Nonprime securitizations with corporate guarantee	8,611	15,777
VA losses in excess of VA guarantee	1,541	1,195

	$113,950	$118,515

Portfolio Lending Activities
      We have a portfolio of mortgage loans held for investment, consisting primarily of Prime Mortgage and Prime Home Equity Loans, which totaled $62.2 billion at September 30, 2005. This portfolio is held primarily in our Bank. Many Prime Home Equity Loans held in the Bank with combined loan-to-value ratios equal to or above 90% are covered by a pool insurance policy that provides partial protection against credit losses. Otherwise, we generally retain full credit exposure on these loans.

      We also provide short-term secured mortgage-loan warehouse advances to various lending institutions, which totaled $4.5 billion at September 30, 2005. We incurred no credit losses related to this activity in the nine months ended September 30, 2005.
      Nonaccrual loans and foreclosed assets at period end are summarized as follows:

September 30,
2005

(In thousands)
Nonaccrual loans(1):
Mortgage loans:
Nonprime	$347,724
Prime	274,564
Prime home equity	52,901

Subtotal	675,189

Warehouse lending advances	—

Defaulted FHA-insured and VA-guaranteed mortgage loans repurchased from securities	577,912

Total nonaccrual loans	1,253,101
Foreclosed assets	69,834

Total nonaccrual loans and foreclosed assets	$1,322,935

Nonaccrual loans as a percentage of loans held for investment:
Total	1.8%
Excluding loans FHA-insured and VA-guaranteed loans	1.0%
Allowance for loan losses	$184,784

Allowance for loan losses as a percentage of nonaccrual loans:
Total	14.7%
Excluding loans FHA-insured and VA-guaranteed loans	27.4%
Allowance for loan losses as a percentage of loans held for investment	0.3%

(1)	This amount excludes $282.7 million of government-insured loans eligible for repurchase from Ginnie Mae securities issued by us due to the loans’ severe delinquency. Our servicing agreement with Ginnie Mae allows us to repurchase loans that are delinquent more than 90 days instead of continuing to advance the delinquent interest to the security holders. This amount is included in loans held for investment as Countrywide has the option of repurchasing the loans from the securities and is required to include such loans on its balance sheets. However, we do not include these loans in our nonaccrual balances because we have not exercised the option to repurchase the loans.
      The allowance for loan losses increased by 48% from $125.0 million at December 31, 2004, to $184.8 million at September 30, 2005, primarily due to growth in loans held for investment at Countrywide Bank. We expect our allowance for loan losses and the related provision for loan losses to increase as a percentage of our portfolio of loans held for investment as our portfolio of loans held for investment continues to season. As our portfolio continues to grow, the impact of seasoning on the allowance as a percentage of loans held for investment will be partially offset by new loans.

Mortgage Reinsurance
      We provide mortgage reinsurance on mortgage loans included in our servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, we absorb mortgage insurance losses in excess of a specified percentage of the principal balance of a given pool of loans, subject to a cap, in exchange for a portion of the pools’ mortgage insurance premium. As of September 30, 2005, approximately $74.2 billion of mortgage loans in our servicing portfolio are covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on our maximum exposure to losses. At September 30, 2005, the maximum aggregate losses under the reinsurance contracts were $526.3 million. We are required to pledge securities to cover this potential liability. For the nine months ended September 30, 2005, we did not experience any losses under our reinsurance contracts.

Mortgage Loans Held for Sale
      At September 30, 2005, mortgage loans held for sale amounted to $35.2 billion. While the loans are in inventory, we bear credit risk after taking into consideration primary mortgage insurance (which is generally required for conventional loans with a loan-to-value ratio greater than 80%), FHA insurance or VA guarantees. Historically, credit losses related to loans held for sale have not been significant due to the short period of time that loans are held prior to sale.

Counterparty Credit Risk
      We have exposure to credit loss in the event of contractual non-performance by our trading counterparties and counterparties to our various over-the-counter derivative financial instruments. We manage this credit risk by selecting only well-established, financially strong counterparties, spreading the credit risk among many such counterparties and by placing contractual limits on the amount of unsecured credit extended to any single counterparty.
      The aggregate amount of counterparty credit exposure after consideration of relevant netting agreements at September 30, 2005, before and after collateral held by us, was as follows:

September 30,
2005

(In millions)
Aggregate credit exposure before collateral held	$967
Less: collateral held	(611)

Net aggregate unsecured credit exposure	$356

      For the nine months ended September 30, 2005, we incurred no credit losses due to non-performance of any of our counterparties.

Loan Servicing
      The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans, including loans and securities held for sale, loans held for investment and loans serviced under subservicing agreements, for the periods indicated.

	Nine Months Ended
	September 30,

	2005	2004

	(In millions)
Beginning owned servicing portfolio	$821,475	$630,451
Add: Loan production	357,817	267,691
Purchased MSRs	43,232	25,709
Less: Runoff(1)	(202,457)	(155,720)

Ending owned servicing portfolio	1,020,067	768,131
Subservicing portfolio	27,556	17,861

Total servicing portfolio	$1,047,623	$785,992

MSR portfolio	$922,344	$708,124
Mortgage loans owned	97,723	60,007
Subservicing portfolio	27,556	17,861

Total servicing portfolio	$1,047,623	$785,992

	September 30,

	2005	2004

	(Dollar amounts in
	millions)
Composition of owned servicing portfolio at period end:
Conventional mortgage	$798,344	$605,849
Nonprime Mortgage	117,666	68,774
Prime Home Equity	53,728	39,412
FHA-insured mortgage	37,409	40,815
VA-guaranteed mortgage	12,920	13,281

Total owned servicing portfolio	$1,020,067	$768,131

Delinquent mortgage loans(2):
30 days	2.51%	2.29%
60 days	0.71%	0.67%
90 days or more	0.81%	0.77%

Total delinquent mortgage loans	4.03%	3.73%

Loans pending foreclosure(2)	0.42%	0.35%

Delinquent mortgage loans(2):
Conventional	2.28%	2.22%
Government	13.13%	12.84%
Nonprime Mortgage	12.37%	11.06%
Prime Home Equity	1.19%	0.71%
Total delinquent mortgage loans	4.03%	3.73%
Loans pending foreclosure(2):
Conventional	0.21%	0.16%
Government	1.07%	1.12%
Nonprime Mortgage	1.70%	1.59%
Prime Home Equity	0.06%	0.03%
Total loans pending foreclosure	0.42%	0.35%

(1)	Runoff refers to scheduled principal repayments on loans and unscheduled prepayments (partial prepayments or total prepayments due to refinancing, modification, sale, condemnation or foreclosure).

(2)	Expressed as a percentage of the total number of loans serviced, excluding subserviced loans and loans purchased at a discount due to their non-performing status.
      We attribute the overall increase in delinquencies in our servicing portfolio primarily to the relative overall increase in the number of loans in the nonprime portfolios, as well as an increase in average age of these portfolios, which carry higher delinquency rates than the conventional and Prime Home Equity portfolios. In addition, delinquencies were negatively impacted by the effects of Hurricane Katrina. We believe the delinquency rates in our servicing portfolio are consistent with industry experience for similar mortgage loan portfolios.
Liquidity and Capital Resources
      We regularly forecast our potential funding needs over three-month and longer horizons, taking into account debt maturities and potential peak balance sheet levels. We establish available reliable sources of liquidity sized to meet potential future funding requirements. We currently have $87.0 billion in available sources of short-term liquidity, which represents an increase of $13.8 billion from December 31, 2004. We believe we have adequate financing to meet our current needs.
      As part of our strategic capital management and as a cost effective means for financing growth, the Company issued $500 million in callable floating-rate subordinated notes during the third quarter. These subordinated notes are eligible for Tier 2 regulatory capital treatment and represent an efficient and non-dilutive means for supporting the Company’s capital management efforts. Other capital raising alternatives under consideration to address future needs include various high equity content securities that would not be dilutive.
      At September 30, 2005 and at December 31, 2004, CFC’s regulatory capital ratios were as follows:

		September 30, 2005		December 31, 2004
	Minimum
	Required(1)	Ratio	Amount	Ratio	Amount

	(Dollar amounts in thousands)
Tier 1 Leverage Capital	5.0%	6.4%	$11,982,092	7.9%	$10,332,383
Risk-Based Capital:
Tier 1	6.0%	10.0%	$11,982,092	11.1%	$10,332,383
Total	10.0%	11.0%	$13,153,213	11.7%	$10,928,223

(1)	Minimum required to qualify as “well capitalized.”

Cash Flow
      Cash flow used by operating activities was $9.5 billion for the nine months ended September 30, 2005, compared to $0.7 billion for the nine months ended September 30, 2004. The increase in net cash flow used by operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to a $7.0 billion net increase in cash used to fund Mortgage Loan Inventory and a $2.3 billion net increase in cash used to settle accounts payable and accrued liabilities.
      Net cash used by investing activities was $40.8 billion for the nine months ended September 30, 2005, compared to $8.7 billion for the nine months ended September 30, 2004. The increase in net cash used in investing activities was attributable to a $16.7 billion increase in cash used to fund loans held for investment, combined with a $7.1 billion increase in cash used to fund investments in other financial instruments and a $7.0 billion increase in securities purchased under agreements to resell and securities borrowed.
      Net cash provided by financing activities for the nine months ended September 30, 2005 totaled $51.0 billion, compared to $9.4 billion for the nine months ended September 30, 2004. The increase in cash provided by financing activities was comprised of a $29.5 billion net increase in short-term borrowings, including securities sold under agreements to repurchase, an $8.4 billion net increase in bank deposit liabilities and a $3.8 billion increase in long-term debt.

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
      Substantially all of our off-balance sheet arrangements relate to the securitization of mortgage loans. Our mortgage loan securitizations are normally structured as sales in accordance with SFAS 140 and as such involve the transfer of mortgage loans to qualifying special-purpose entities that are not subject to consolidation. In a securitization, an entity transferring the assets is able to convert those assets into cash. Special-purpose entities used in such securitizations obtain cash to acquire the assets by issuing securities to investors. In a securitization, we customarily provide representations and warranties with respect to the mortgage loans transferred. In addition, we generally retain the right to service the transferred mortgage loans.
      We also generally have the right to repurchase mortgage loans from the special-purpose entity if the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans becomes burdensome in relation to the benefits of servicing.
      Our Prime Mortgage Loans generally are securitized on a non-recourse basis, while Prime Home Equity and Nonprime Loans generally are securitized with limited recourse for credit losses. During the nine months ended September 30, 2005, we securitized $43.3 billion in Nonprime Mortgage and Prime Home Equity Loans with limited recourse for credit losses. Our exposure to credit losses related to our limited recourse securitization activities is limited to the carrying value of our subordinated interests and to the contractual limit of reimbursable losses under our corporate guarantees less the recorded liability for such guarantees. For a further discussion of our exposure to credit risk, see the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk.”
      We do not believe that any of our off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
      The following table summarizes our significant contractual obligations at September 30, 2005, with the exception of short-term borrowing arrangements and pension and post-retirement benefit plans:

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Obligations:
Notes payable	$15,697,798	$25,397,535	$10,600,067	$3,276,238	$54,971,638
Time deposits	$11,462,222	$4,430,535	$2,132,505	$1,117,108	$19,142,370
Operating leases	$152,701	$225,579	$103,356	$31,577	$513,213
Purchase obligations	$108,097	$16,337	$3,301	$760	$128,495
      As of September 30, 2005, the Company had undisbursed home equity lines of credit and construction loan commitments of $10.1 billion and $1.5 billion, respectively. As of September 30, 2005, outstanding commitments to fund mortgage loans in process totaled $49.6 billion.
      In connection with the Company’s underwriting activities, the Company had commitments to purchase and sell new issues of securities aggregating $37.0 million at September 30, 2005.

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
      In recent years, the level of complexity in the mortgage lending business has increased significantly due to several factors:

•	The continuing evolution of the secondary mortgage market and demand by borrowers has resulted in a proliferation of mortgage products;

•	Greater regulation imposed on the industry has resulted in increased costs and the need for higher levels of specialization; and

•	Interest rate volatility has risen over the last decade. At the same time, homeowners’ propensity to refinance their mortgages has increased as the refinance process has become more efficient and cost effective. The combined result has been large swings in the volume of mortgage loans originated from year to year. These volume swings have placed significant operational and financial pressures on mortgage lenders.
      To compete effectively in this environment, mortgage lenders must have a very high level of operational, technological and managerial expertise. In addition, the residential mortgage business has become more capital-intensive and therefore access to capital at a competitive cost is critical. Primarily because of these factors, the industry has undergone consolidation.
      According to the trade publication Inside Mortgage Finance, the top five originators produced 46% of all loans originated during the first nine months of the calendar year 2005, as compared to 45% for the nine months ended December 31, 2004. Following is a comparison of loan volume for the top five originators, according to Inside Mortgage Finance:

	Nine Months Ended	Nine Months Ended
Institution	September 30, 2005	December 31, 2004

	(In billions)
Countrywide	$358	$287
Wells Fargo Home Mortgage	253	234
Washington Mutual	182	195
Chase Home Finance	139	155
Bank of America Mortgage	118	114

Total for Top Five	$1,050	$985

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
Recently Issued Accounting Standards
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” This Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS 123R requires measurement of fair value of employee stock options using an option pricing model that takes into account the awarded options’ unique characteristics. SFAS 123R requires charging the recognized cost to expense over the period the employee provides services to earn the award, generally the vesting period for the award. The Company will adopt SFAS 123R, using the modified prospective application approach, effective January 1, 2006. We expect the charge to earnings for 2006 related to unamortized grants made before the effective date will be less than $40.0 million, net of tax. The effect of amortization of the value of any grants awarded after December 31, 2005 will increase this earnings charge.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. The Statement changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s financial statements upon adoption of a voluntary change in accounting principles by the Company.
Factors That May Affect Our Future Results
      We make forward-looking statements in this Report and in other reports we file with the SEC. In addition, we make forward-looking statements in press releases and our management may make forward-looking statements orally to analysts, investors, the media and others. Generally, forward-looking statements include:

•	Projections of our revenues, income, earnings per share, capital structure or other financial items

•	Descriptions of our plans or objectives for future operations, products or services

•	Forecasts of future economic performance, interest rates, profit margins and our share of future markets

•	Descriptions of assumptions underlying or relating to any of the foregoing
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
      Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to the following:

•	Changes in general business, economic, market and political conditions from those expected

•	Our inability to effectively implement our business strategies or manage the volatility inherent in the mortgage banking business

•	Our accounting policies and methods are fundamental to how we report our financial condition and results of operations and they may require management to make estimates about matters that are inherently uncertain

•	Competition within the financial services industry

•	Significant changes in regulations governing our business or in generally accepted accounting principles

•	Incomplete or inaccurate information provided by customers and counterparties

•	A general decline in U.S. housing prices or in activity in the U.S. housing market

•	A loss of investment-grade credit ratings, which may result in increased cost of debt or loss of access to corporate debt markets

•	A reduction in the availability of secondary markets for our mortgage loan products

•	A reduction in government support of homeownership

•	A change in our relationship with the housing-related government agencies and government sponsored enterprises

•	Changes in regulations or the occurrence of other events that impact the business, operation or prospects of government sponsored enterprises

•	Ineffectiveness of our hedging activities

•	The level and volatility of interest rates

•	Changes in interest rate paths

•	The ability of management to effectively implement the Company’s strategies

•	The level of competition in each of our business segments

•	The occurrence of natural disasters or other events or circumstances that could impact our operations or could impact the level of claims in the Insurance Segment.
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
      In response to this Item, the information set forth on pages 71 to 73 of this Form 10-Q is incorporated herein by reference.

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
Internal Control over Financial Reporting

Changes to Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of 1) a new payroll software application and 2) a new core banking system at Countrywide Bank. Management believes that these changes enhance the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      The following table shows Company repurchases of its common stock for each calendar month during the nine months ended September 30, 2005.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
	Total Number of	Average	as Part of Publicly	yet be Purchased
	Shares	Price Paid	Announced Plan	Under the Plan or
Calendar Month	Purchased(1)	per Share	or Program(1)	Program(1)

January	8,960	$36.82	n/a	n/a
February	2,395	$32.02	n/a	n/a
March	17,098	$32.57	n/a	n/a
April	39,363	$33.02	n/a	n/a
May	—	$—	n/a	n/a
June	449	$37.17	n/a	n/a
July	1,186	$38.14	n/a	n/a
August	1,130	$35.13	n/a	n/a
September	—	$—	n/a	n/a

Total	70,581	$33.51	n/a	n/a

(1)	The Company has no publicly announced plans or programs to repurchase its stock. The shares indicated in this table represent only the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

Item 6.	Exhibits
      (a) Exhibits
See Index of Exhibits on page 86

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Countrywide Financial Corporation
(Registrant)
Dated: November 8, 2005

By:	/s/ Stanford L. Kurland

Stanford L. Kurland
President and Chief Operating Officer
Dated: November 8, 2005

By:	/s/ Eric P. Sieracki

Eric P. Sieracki
Executive Managing Director and
Chief Financial Officer

COUNTRYWIDE FINANCIAL CORPORATION
FORM 10-Q
SEPTEMBER 30, 2005
INDEX OF EXHIBITS

Exhibit
No.		Description

+10	.107*	Personalized Relocation Terms Document by and between Countrywide Financial Corporation (the “Company”) and Andrew Gissinger, III, dated as of January 29, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2005).

10.108		Trust Deed, between the Company, as Issuer, Countrywide Home Loans, Inc. (“CHL”), as Guarantor and Deutsche Trustee Company Limited, as Trustee, dated August 15, 2005.

+10	.109*	Purchase Contract by and between CHL and Andrew Gissinger, III, dated as of September 27, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2005).

+10	.110*	The Company 2003 Non-Employee Directors’ Fee Plan, as amended and restated on September 27, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2005).

+10	.111*	Third Amendment to 2000 Equity Incentive Plan of the Company, dated September 28, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2005).

+10	.112*	Amendment Number Five to the Company Global Stock Plan, dated September 28, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2005).

10	.113*	Indenture, dated September 30, 2005, between the Company and The Bank of New York, as Trustee, relating to the Floating Rate Subordinated Notes due April 11, 2011 (incorporated by reference to Exhibit 4.27 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2005).

10	.114*	Form of Floating Rate Subordinated Note due April 1, 2011 of the Company (incorporated by reference to Exhibit 4.28 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2005)

12.1		Computation of the Ratio of Earnings to Fixed Charges.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference.
+ Constitutes a management contract or compensatory plan or arrangement.